Form 10-Q
period 2006-09-30
SELECT MEDICAL HOLDINGS CORP
filed 2006-11-13
CIK 1320414

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐      NO ☑
     As of October 31, 2006, the Company had outstanding 205,483,958 shares of common stock.

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Holdings Corporation
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31,	September 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$35,861	$5,040
Restricted cash	6,345	5,247
Accounts receivable, net of allowance for doubtful accounts of $74,891 and $60,531 in 2005 and 2006, respectively	256,798	247,972
Prepaid income taxes	4,110	—
Current deferred tax asset	59,135	57,892
Current assets held for sale	13,876	—
Other current assets	19,725	16,847

Total Current Assets	395,850	332,998

Property and equipment, net	248,541	330,106
Goodwill	1,305,210	1,319,018
Other identifiable intangibles	86,789	81,456
Other assets held for sale	61,388	—
Other assets	70,607	67,483

Total Assets	$2,168,385	$2,131,061

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdrafts	$19,355	$7,531
Current portion of long-term debt and notes payable	6,516	6,309
Accounts payable	60,528	64,973
Accrued payroll	61,531	54,515
Accrued vacation	26,983	27,039
Accrued interest	36,028	16,007
Accrued professional liability	21,527	23,128
Accrued restructuring	390	252
Accrued other	69,046	65,140
Income taxes payable	—	22,346
Due to third party payors	12,175	9,006
Current liabilities held for sale	4,215	—

Total Current Liabilities	318,294	296,246

Long-term debt, net of current portion	1,622,373	1,538,516
Non-current deferred tax liability	19,438	23,869
Non-current liabilities held for sale	3,817	—

Total Liabilities	1,963,922	1,858,631

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	4,356	2,285
Preferred stock (liquidation preference is $444,765 and $461,576 in 2005 and 2006, respectively)	444,765	461,576

Stockholders’ Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 205,408,000 shares and 205,484,000 shares issued and outstanding in 2005 and 2006, respectively	205	205
Capital in excess of par	(299,028)	(296,202)
Retained earnings	48,808	99,971
Accumulated other comprehensive income	5,357	4,595

Total Stockholders’ Equity	(244,658)	(191,431)

Total Liabilities and Stockholders’ Equity	$2,168,385	$2,131,061

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands)

	For the Quarter Ended September 30,
	2005	2006
Net operating revenues	$460,658	$443,872

Costs and expenses:
Cost of services	363,480	362,070
General and administrative	27,221	9,762
Bad debt expense	4,378	5,333
Depreciation and amortization	11,828	12,394

Total costs and expenses	406,907	389,559

Income from operations	53,751	54,313

Other income and expense:
Other income	247	—
Interest income	241	319
Interest expense	(29,639)	(33,002)

Income from continuing operations before minority interests and income taxes	24,600	21,630

Minority interest in consolidated subsidiary companies	494	369

Income from continuing operations before income taxes	24,106	21,261

Income tax expense	9,800	8,717

Income from continuing operations	14,306	12,544

Income from discontinued operations, net of tax	1,061	—

Net income	$15,367	$12,544

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(unaudited)
(in thousands)

	Predecessor	Successor
		Period from
	Period from	February 25	For the Nine
	January 1	through	Months Ended
	through February	September 30,	September 30,
	24, 2005	2005	2006
Net operating revenues	$277,736	$1,122,748	$1,405,756

Costs and expenses:
Cost of services	244,321	875,566	1,119,767
General and administrative	122,509	48,960	33,511
Bad debt expense	6,588	14,244	18,766
Depreciation and amortization	5,933	28,110	34,955

Total costs and expenses	379,351	966,880	1,206,999

Income (loss) from operations	(101,615)	155,868	198,757

Other income and expense:
Loss on early retirement of debt	(42,736)	—	—
Merger related charges	(12,025)	—	—
Other income	267	658	—
Interest income	523	511	738
Interest expense	(4,651)	(69,876)	(98,525)

Income (loss) from continuing operations before minority interests and income taxes	(160,237)	87,161	100,970

Minority interest in consolidated subsidiary companies	330	1,350	1,095

Income (loss) from continuing operations before income taxes	(160,567)	85,811	99,875

Income tax expense (benefit)	(59,794)	34,702	41,889

Income (loss) from continuing operations	(100,773)	51,109	57,986

Income from discontinued operations, net of tax (Includes pre-tax gain of $13,950 in 2006)	522	3,367	10,018

Net income (loss)	$(100,251)	$54,476	$68,004

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(unaudited)
(in thousands)

	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income	Comprehensive Income
Balance at December 31, 2005	205,408	$205	$(299,028)	$48,808	$5,357
Net income				68,004		$68,004
Unrealized gain on interest rate swap, net of tax					1,056	1,056
Changes in foreign currency translation					1,013	1,013
Sale of foreign subsidiary					(2,831)	(2,831)

Total comprehensive income						$67,242

Restricted stock issuance	100	1
Repurchase of common shares	(24)	(1)	(10)
Vesting of restricted stock			2,826
Stock option expense			10
Accretion of dividends on preferred stock				(16,841)

Balance at September 30, 2006	205,484	$205	$(296,202)	$99,971	$4,595

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Predecessor	Successor
		Period from
	Period from	February 25	For the Nine
	January 1 through	through September	Months Ended
	February 24, 2005	30, 2005	September 30, 2006
Operating activities
Net income (loss)	$(100,251)	$54,476	$68,004
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,177	28,898	35,131
Provision for bad debts	6,661	14,425	18,853
Gain from sale of business	—	—	(13,950)
Loss on early retirement of debt (non-cash)	7,977	—	—
Non-cash stock compensation expense	—	7,567	2,837
Amorization of debt discount	—	607	868
Minority interests	469	2,335	1,435
Loss on disposal of assets	—	715	1,418
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(48,976)	(23,516)	(10,811)
Other current assets	1,816	(1,250)	2,494
Other assets	(622)	1,448	3,591
Accounts payable	5,250	2,484	4,300
Due to third-party payors	667	(2,598)	(3,169)
Accrued interest	(4,839)	13,885	(20,021)
Accrued expenses	204,748	(190,801)	(9,991)
Income taxes and deferred taxes	(60,021)	27,520	24,177

Net cash provided by (used in) operating activities	19,056	(63,805)	105,166

Investing activities
Purchases of property and equipment	(2,586)	(70,459)	(112,132)
Earnout payments	—	—	(100)
Proceeds from sale of business	—	—	76,806
Restricted cash	108	217	1,098
Acquisition of businesses, net of cash acquired	(108,279)	(2,747)	(3,261)

Net cash used in investing activities	(110,757)	(72,989)	(37,589)

Financing activities
Issuance of senior floating rate notes	—	175,000	—
Equity investment	—	574,042	—
Proceeds from credit facility	—	780,000	—
Proceeds from 7 5/8% senior subordinated notes	—	660,000	—
Proceeds from 10% senior subordinated notes	—	150,000	—
Repayment of senior subordinated notes	—	(350,000)	—
Payment of deferred financing costs	—	(60,053)	—
Costs associated with equity investment	—	(8,686)	—
Net repayments on credit facility debt	—	(62,900)	(84,350)
Principal payments on seller and other debt	(528)	(4,004)	(614)
Repurchases of common stock, preferred stock and options	—	(1,687,994)	(41)
Payment of preferred stock dividends	—	(175,000)	—
Proceeds from issuance of common stock	1,023	—	—
Borrowing (repayment) of bank overdrafts	—	689	(11,824)
Distributions to minority interests	(401)	(1,240)	(1,604)

Net cash provided by (used in) financing activities	94	(10,146)	(98,433)

Effect of exchange rate changes on cash and cash equivalents	(149)	584	35

Net decrease in cash and cash equivalents	(91,756)	(146,356)	(30,821)

Cash and cash equivalents at beginning of period	247,476	155,720	35,861

Cash and cash equivalents at end of period	$155,720	$9,364	$5,040

Supplemental Cash Flow Information
Cash paid for interest	$10,630	$48,345	$114,504
Cash paid for taxes	$1,502	$8,931	$21,840
The accompanying notes are an integral part of this statement.

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
          The unaudited condensed consolidated financial statements of the Company as of September 30, 2006 (Successor) and for the periods of January 1, 2005 to February 24, 2005 (Predecessor) and February 25, 2005 to September 30, 2005 (Successor), the three months ended September 30, 2005 (Successor) and the three and nine months ended September 30, 2006 (Successor) have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair statement of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006.
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
Reclassifications
          The Company revised the classification of restricted cash from cash flows from financing activities to cash flows from investing activities for the periods of January 1, 2005 to February 24, 2005 (Predecessor) and February 25, 2005 to September 30, 2005 (Successor). In addition, certain reclassifications have been made to prior periods’ consolidated financial statements and disclosures to conform to current period presentation.

Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previous filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff’s previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for the Company beginning in the fourth quarter of this fiscal year. The Company does not believe SAB 108 will have a material impact on its financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires the employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company believes that the adoption of SFAS No. 158 will have no impact on its consolidated financial statements.
     In July 2006, FASB issued Financial Accounting Standards Board Interpretation (“FIN No. 48”), “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS No. 109”), “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company is currently evaluating its uncertain tax positions as required under the accounting standard in order to implement the new standard during the first quarter of 2007. The Company has not yet determined the impact, if any, to its consolidated financial statements.
     In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities associated with a transfer of assets (e.g., a sale of receivables) be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value and requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 although early adoption is permitted. The Company has evaluated SFAS No. 156 and has determined that there is no impact to the consolidated financial statements.
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
3. Intangible Assets
          Intangible assets consist of the following:

	Successor
	As of September 30, 2006
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(6,478)
Non-compete agreements	20,809	(5,889)

Total	$41,265	$(12,367)

Indefinite-lived intangible assets
Goodwill	$1,319,018
Trademarks	47,058
Certificates of need	3,608
Accreditations	1,892

Total	$1,371,576

          Amortization expense for intangible assets with finite lives follows:

	Successor		Predecessor	Successor
Period
	Three	Three	Period from	from	Nine
	Months	Months	January 1	February	Months
	Ended	Ended	through	25 through	Ended
	September	September	February 24,	September	September
	30, 2005	30, 2006	2005	30, 2005	30, 2006
(in thousands)
Amortization expense	$2,580	$1,953	$576	$6,019	$5,858
          Estimated amortization expense for intangible assets for each of the five years commencing January 1, 2006 will be approximately $7.8 million and primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the Kessler non-compete, SemperCare non-compete and the Company’s contract therapy relationships are approximately six, seven and five years, respectively.
          The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2006 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2005	$1,221,776	$83,434	$1,305,210
Tax adjustments related to Merger	112	10,800	10,912
Goodwill acquired during year	299	1,201	1,500
Earnouts	—	100	100
Other	—	1,296	1,296

Balance as of September 30, 2006	$1,222,187	$96,831	$1,319,018

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
4. Accumulated Other Comprehensive Income
          The components of accumulated other comprehensive income at December 31, 2005 consist of cumulative translation adjustment gains of $1.8 million, associated with the Company’s Canadian subsidiary which was sold on March 1, 2006 (Note 6) and a gain of $3.5 million, net of tax of $2.5 million, on interest rate swap transactions. At September 30, 2006, accumulated other comprehensive income consisted of a gain of $4.6 million, net of tax of $3.3 million, on interest rate swap transactions.
5. Segment Information
          The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All other primarily includes the Company’s general and administrative services. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, stock compensation expense, long-term incentive compensation, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, merger related charges, other income and minority interest.
          The following table summarizes selected financial data for the Company’s reportable segments:

	Successor
	Three Months Ended September 30, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$341,835	$118,263	$560	$460,658
Adjusted EBITDA	77,571	15,302	(11,417)	81,456
Total assets	1,589,460	516,697	38,674	2,144,831
Capital expenditures	13,814	324	113	14,251

	Successor
	Three Months Ended September 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$329,324	$114,043	$505	$443,872
Adjusted EBITDA	60,812	15,737	(8,896)	67,653
Total assets	1,773,586	254,865	102,610	2,131,061
Capital expenditures	38,671	876	771	40,318

	Predecessor
	Period from January 1 through February 24, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$202,781	$73,344	$1,611	$277,736
Adjusted EBITDA	44,384	9,848	(7,701)	46,531
Total assets	904,754	239,019	87,640	1,231,413
Capital expenditures	1,165	408	1,013	2,586

	Successor
	Period from February 25 through September 30, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$828,606	$291,019	$3,123	$1,122,748
Adjusted EBITDA	190,927	42,566	(27,495)	205,998
Total assets	1,589,460	516,697	38,674	2,144,831
Capital expenditures	66,943	937	2,579	70,459

	Successor
	Nine Months Ended September 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net revenue	$1,049,768	$353,974	$2,014	$1,405,756
Adjusted EBITDA	218,203	48,920	(30,574)	236,549
Total assets	1,773,586	254,865	102,610	2,131,061
Capital expenditures	107,001	3,827	1,304	112,132

A reconciliation of net income (loss) to Adjusted EBITDA is as follows:

	Successor		Predecessor	Successor
	Three	Three	Period from	Period from	Nine
	Months	Months	January 1	February 25	Months
	Ended	Ended	through	through	Ended
	September	September	February	September	September
	30, 2005	30, 2006	24, 2005	30, 2005	30, 2006
	(in thousands)
Net income (loss)	$15,367	$12,544	$(100,251)	$54,476	$68,004
Income from discontinued operations, net of tax	(1,061)	—	(522)	(3,367)	(10,018)
Income tax expense (benefit)	9,800	8,717	(59,794)	34,702	41,889
Minority interest	494	369	330	1,350	1,095
Interest expense, net	29,398	32,683	4,128	69,365	97,787
Other expense (income)	(247)	—	(267)	(658)	—
Merger related charges	—	—	12,025	—	—
Loss on early retirement of debt	—	—	42,736	—	—
Depreciation and amortization	11,828	12,394	5,933	28,110	34,955
Stock compensation expense:
Included in general and administrative	1,366	888	115,025	7,438	2,663
Included in cost of services	58	58	27,188	129	174
Long-term incentive compensation (1)	14,453	—	—	14,453	—

Adjusted EBITDA	$81,456	$67,653	$ 46,531	$205,998	$236,549

1)	For the three months ended September 30, 2005 and for the period from February 25 through September 30, 2005, $14.5 million of long-term compensation expense was included in general administrative expense on the Company’s consolidated statement of operations.

6. Discontinued Operations
          On December 23, 2005, the Company agreed to sell all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million (US$79.0 million). The sale was completed on March 1, 2006. CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company operated all of its Canadian activity through CBIL. The purchase price is subject to adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. CBIL’s assets and liabilities have been classified as held for sale at December 31, 2005 and its operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the period from January 1, 2005 through February 24, 2005, the period from February 25, 2005 through September 30, 2005 and the three months ended September 30, 2005 and the nine months ended September 30, 2006. Previously, the operating results of this subsidiary were included in the Company’s outpatient rehabilitation segment.

	Successor	Predecessor	Successor
		Period from	Period from	For the Two
	Three Months	January 1	February 25	Months
	Ended	through	through	Ended
	September 30,	February 24,	September	February 28,
	2005	2005	30, 2005	2006 (1)
		(in thousands)
Net revenue	$17,040	$10,051	$41,702	$12,902

Income from discontinued operations before income tax expense	1,708	950	5,563	15,547
Income tax expense	647	428	2,196	5,529

Income from discontinued operations, net of tax	$1,061	$522	$3,367	$10,018

(1)	The income from discontinued operations before income taxes includes a gain on sale of approximately $14.0 million.
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
Other
          At September 30, 2006, the Company has outstanding commitments under construction contracts at six long-term acute care properties and one of its inpatient rehabilitation facilities totaling $27.2 million.

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
Forward Looking Statements
     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Holdings Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:
•	compliance with the Medicare “hospital within a hospital” regulation changes will require increased capital expenditures and may have an adverse effect on our future net operating revenues and profitability;

•	changes in government reimbursement for our services may have an adverse effect on our future net operating revenues and profitability, such as the regulations adopted by the Centers for Medicare & Medicaid Services, also known as CMS, on May 2, 2006;

•	the failure of our long-term acute care hospitals to maintain their status as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;

•	implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability;

•	changes in applicable regulations or a government investigation or assertion that we have violated applicable regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability;

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations; and

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.

Overview
     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States. As of September 30, 2006, we operated 93 long-term acute care hospitals in 26 states, four acute medical rehabilitation hospitals which are certified by Medicare as inpatient rehabilitation facilities in New Jersey, and 605 outpatient rehabilitation clinics in 24 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $1,405.8 million for the nine months ended September 30, 2006. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business.
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
Recent Trends and Events
     CBIL Sale
     On March 1, 2006, we sold our wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million in cash (US$79.0 million). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. We conducted all of our Canadian operations through CBIL. The purchase price is subject to a post-closing adjustment based on the amount of net working capital and long term liabilities of CBIL and its subsidiaries on the closing date. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet. We have recognized a gain on sale (net of tax) of $9.1 million in the first quarter ended March 31, 2006.
     Third Quarter Ended September 30, 2006
     For the three months ended September 30, 2006, our net operating revenues decreased 3.6% to $443.9 million compared to $460.7 million for the three months ended September 30, 2005. This decrease in net operating revenues was attributable to a decline in both our specialty hospital net operating revenues and our outpatient rehabilitation net operating revenues. The decline in our specialty hospital net operating revenues is primarily a result of a decrease in our Medicare net revenues due to LTACH regulatory changes that have reduced the payment rates and a decline in Medicare volume. The decline in our outpatient net operating revenues is due to a decline in the number of clinics we operate and the volume of visits occurring at the operating clinics. We realized income from operations for the three months ended September 30, 2006 of $54.3 million compared to $53.8 million for the three months ended September 30, 2005. Interest expense for the three months ended September 30, 2006 was $33.0 million compared to $29.6 million for the three months ended September 30, 2005.
     For the nine months ended September 30, 2006, our net operating revenues increased 0.4% to $1,405.8 million compared to $1,400.5 million for the combined nine months ended September 30, 2005. This increase in net operating revenues was attributable to a 1.8% increase in our specialty hospital net operating revenues offset by a 2.9% decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of clinics we operate and in the volume of visits occurring at the operating clinics. We had income from operations for the nine months ended September 30, 2006 of $198.8 million compared to $54.3 million for the combined nine months ended September 30, 2005. For the combined nine month period ended September 30, 2005, we incurred $149.8 million of stock compensation costs as a result of the Merger. Interest expense for the nine months ended September 30, 2006 was $98.5 million compared to $74.5 million for the combined nine months ended September 30, 2005. This increase resulted from the significant increase in Merger related debt that occurred on February 25, 2005.
     Our cash flow from operations provided $105.2 million of cash for the nine months ended September 30, 2006.
Regulatory Changes
     On May 2, 2006, CMS released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The May 2006 final rule made several changes to LTCH-PPS payment methodologies and amounts which affect our long-term acute care hospitals.
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
CMS estimates that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. For the three months ended September 30, 2006, we estimate the reduction in Medicare payments for discharges occurring during this period related to the rule change approximated $7.2 million.
     Additionally, had CMS updated the LTCH-PPS standard federal rate by the 2007 estimated market basket index of 3.4 percent rather than applying the zero-percent update, we estimate that we would have received approximately $31.0 million in additional annual Medicare revenues, based on our historical Medicare patient volumes and revenues (such revenues would have been paid to our hospitals for discharges beginning on or after July 1, 2006).
     On August 11, 2004, CMS published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in, general acute care hospitals, known as “host” hospitals. As of September 30, 2006, we operated 93 long-term acute care hospitals, 82 of which operated as HIHs. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their hosts that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all of our existing HIHs, the Medicare admissions thresholds will be phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold is the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital, but in no event is the Fiscal 2004 Percentage less than 25%. We have developed a business plan and strategy in each of our markets to adapt to the HIH regulations and maintain our Company’s current business. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. At this time we cannot predict with any certainty the impact on revenues or operating expenses at the hospitals being moved. If CMS implements certain additional regulatory changes that it has proposed and discussed and that would affect long-term acute care hospitals more generally, our plan would have to be further modified.
     During the three months and nine months ended September 30, 2006, we have recorded a liability of approximately $1.5 million and $2.5 million, respectively, related to estimated repayments to Medicare for host admissions exceeding a HIH hospital’s threshold. The liability has been recorded through a reduction in our net revenue. Because these rules are complex and are based on the volume of Medicare admissions from our host hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. Although, we expect the financial impact to increase as the thresholds decline during the phase-in of the regulations and the execution of our transition plan.
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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2006	2005	2006
Specialty hospital data(1):
Number of hospitals — start of period	102	100	86	101
Number of hospital start-ups	—	1	—	3
Number of hospitals closed	(1)	(3)	(2)	(4)
Number of hospitals consolidated	—	(1)	—	(3)
Number of hospitals acquired	—	—	17	—

Number of hospitals — end of period	101	97	101	97

Available licensed beds	3,814	3,825	3,814	3,825
Admissions	9,725	9,485	30,056	30,122
Patient days	242,850	236,094	739,860	734,070
Average length of stay (days)	25	25	25	24
Net revenue per patient day(2)	$1,385	$1,361	$1,371	$1,401
Occupancy rate	69%	66%	70%	69%
Percent patient days — Medicare	75%	72%	76%	73%
Outpatient rehabilitation data (3):
Number of clinics owned — start of period	574	542	589	553
Number of clinic start-ups	2	2	17	7
Number of clinics closed/sold	(10)	(7)	(40)	(23)

Number of clinics owned — end of period	566	537	566	537
Number of clinics managed — end of period	55	68	55	68

Total number of clinics (all) — end of period	621	605	621	605

Number of visits	805,018	714,064	2,532,157	2,261,080
Net revenue per visit (4)	$89	$95	$89	$93

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Clinic data has been restated to remove the clinics operated by CBIL, which is being reported as a discontinued operation. Occupational health clinics have been reclassified as managed clinics.

(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
     On February 24, 2005, Select Medical Corporation (“Select”) consummated a Merger with a wholly-owned subsidiary of ours pursuant to which Select became our wholly-owned subsidiary. Although the Predecessor and Successor results are not comparable by definition due to the Merger and the resulting change in basis, for ease of comparison in the following discussion and to assist the reader in understanding our operating performance and trends, the financial data for the period after the Merger, February 25, 2005 through September 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined nine months ended September 30, 2005. The combined data is referred to herein as the combined nine months ended September 30, 2005. As a result of the Merger, certain of our costs and expenses have been affected by increased interest expense, loss on early retirement of debt, merger related charges, a significant stock compensation charge allocated to cost of services and general and administrative expense and increases in depreciation and amortization due to the revaluation of our tangible and intangible assets. We believe this combined presentation is a reasonable means of presenting our operating results. The following table presents the combined consolidated statement of operations for the nine months ended September 30, 2005.

	Predecessor	Successor	Combined
		Period
	Period from	from	Nine
	January 1	February	Months
	through	25 through	Ended
	February	September	September
	24, 2005	30, 2005	30, 2005
	(in thousands)
Net operating revenues	$277,736	$1,122,748	$1,400,484

Costs and expenses:
Cost of services	244,321	875,566	1,119,887
General and administrative	122,509	48,960	171,469
Bad debt expense	6,588	14,244	20,832
Depreciation and amortization	5,933	28,110	34,043

Total costs and expenses	379,351	966,880	1,346,231

Income (loss) from operations	(101,615)	155,868	54,253

Other income and expense:
Loss on early retirement of debt	(42,736)	—	(42,736)
Merger related charges	(12,025)	—	(12,025)
Other income	267	658	925
Interest income	523	511	1,034
Interest expense	(4,651)	(69,876)	(74,527)

Income (loss) from continuing operations before minority interests and income taxes	(160,237)	87,161	(73,076)
Minority interest in consolidated subsidiary companies	330	1,350	1,680

Income (loss) from continuing operations before income taxes	(160,567)	85,811	(74,756)
Income tax expense (benefit)	(59,794)	34,702	(25,092)

Income (loss) from continuing operations	(100,773)	51,109	(49,664)
Income from discontinued operations, net of tax	522	3,367	3,889

Net income (loss)	$(100,251)	$54,476	$(45,775)

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2006	2005 (1)	2006
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(2)	78.9	81.6	80.0	79.7
General and administrative	5.9	2.2	12.2	2.4
Bad debt expense	1.0	1.2	1.5	1.3
Depreciation and amortization	2.6	2.8	2.4	2.5

Income from operations	11.6	12.2	3.9	14.1
Loss on early retirement of debt	—	—	(3.1)	—
Merger related charges	—	—	(0.9)	—
Other income	0.1	—	0.1	—
Interest expense, net	(6.4)	(7.3)	(5.2)	(6.9)

Income (loss) from continuing operations before minority interests and income taxes	5.3	4.9	(5.2)	7.2
Minority interests	0.1	0.1	0.1	0.1

Income (loss) from continuing operations before income taxes	5.2	4.8	(5.3)	7.1
Income tax expense (benefit)	2.1	2.0	(1.8)	3.0

Income (loss) from continuing operations	3.1	2.8	(3.5)	4.1
Income from discontinued operations, net of tax	0.2	—	0.3	0.7

Net income (loss)	3.3%	2.8%	(3.2)%	4.8%

     The following table summarizes selected financial data by business segment, for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2006	% Change	2005 (1)	2006	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$341,835	$329,324	(3.7)%	$1,031,387	$1,049,768	1.8%
Outpatient rehabilitation	118,263	114,043	(3.6)	364,363	353,974	(2.9)
Other	560	505	(9.8)	4,734	2,014	(57.5)

Total company	$460,658	$443,872	(3.6)%	$1,400,484	$1,405,756	0.4%

Income (loss) from operations:
Specialty hospitals	$70,675	$52,424	(25.8)%	$214,957	$195,291	(9.1)%
Outpatient rehabilitation	12,778	12,493	(2.2)	44,980	39,161	(12.9)
Other	(29,702)	(10,604)	64.3	(205,684)	(35,695)	82.6

Total company	$53,751	$54,313	1.0%	$54,253	$198,757	266.4%

Adjusted EBITDA:(3)
Specialty hospitals	$77,571	$60,812	(21.6)%	$235,311	$218,203	(7.3%)
Outpatient rehabilitation	15,302	15,737	2.8	52,414	48,920	(6.7)
Other	(11,417)	(8,896)	22.1	(35,196)	(30,574)	13.1

Adjusted EBITDA margins:(3)
Specialty hospitals	22.7%	18.5%	(18.5)%	22.8%	20.8%	(8.8)%
Outpatient rehabilitation	12.9	13.8	7.0	14.4	13.8	(4.2)
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,589,460	$1,773,586		$1,589,460	$1,773,586
Outpatient rehabilitation	516,697	254,865		516,697	254,865
Other	38,674	102,610		38,674	102,610

Total company	$2,144,831	$2,131,061		$2,144,831	$2,131,061

Purchases of property and equipment, net:
Specialty hospitals	$13,814	$38,671		$68,108	$107,001
Outpatient rehabilitation	324	876		1,345	3,827
Other	113	771		3,592	1,304

Total company	$14,251	$40,318		$73,045	$112,132

     The following table reconciles same hospitals information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005 (1)	2006
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$341,835	$329,324	$1,031,387	$1,049,768
Less: Specialty hospitals in development or closed after 1/1/05	10,210	5,195	39,064	21,947

Specialty hospitals same store net operating revenue	$331,625	$324,129	$992,323	$1,027,821

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$77,571	$60,812	$235,311	$218,203
Less: Specialty hospitals in development or closed after 1/1/05	903	(3,193)	3,908	(5,671)

Specialty hospitals same store Adjusted EBITDA(3)	$76,668	$64,005	$231,403	$223,874

All specialty hospitals Adjusted EBITDA margin(3)	22.7%	18.5%	22.8%	20.8%
Specialty hospitals same store Adjusted EBITDA margin(3)	23.1%	19.7%	23.3%	21.8%

N/M — Not Meaningful.

(1)	The financial data for the period after the Merger, February 25, 2005 through September 30, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined nine months ended September 30, 2005.

(2)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(3)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, other income, income from discontinued operations, loss on early retirement of debt, merger related charges, stock compensation expense, long-term incentive compensation and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 5 to our interim unaudited consolidated financial statements for the period ended September 30, 2006 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Net Operating Revenues
     Our net operating revenues decreased by 3.6% to $443.9 million for the three months ended September 30, 2006 compared to $460.7 million for the three months ended September 30, 2005.
     Specialty Hospitals. Our specialty hospital net operating revenues decreased 3.7% to $329.3 million for the three months ended September 30, 2006 compared to $341.8 million for the three months ended September 30, 2005. Net operating revenues for the specialty hospitals opened or acquired as of January 1, 2005 and operated by us throughout both periods decreased 2.3% to $324.1 million for the three months ended September 30, 2006 from $331.6 million for the three months ended September 30, 2005. This decrease resulted primarily from a decrease in our Medicare net revenues due to LTACH regulatory changes that have reduced the payment rates and a decline in Medicare volume. Our patient days for these same store hospitals decreased 1.3%. This decrease in patient days was due to a decline in the average length of stay in our long-term acute care hospitals from 27 days for the three months ended September 30, 2005 to 26 days for the three months ended September 30, 2006. Additionally, our occupancy percentage decreased to 67% for the three months ended September 30, 2006 compared to 69% for the three months ended September 30, 2005.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 3.6% to $114.0 million for the three months ended September 30, 2006 compared to $118.3 million for the three months ended September 30, 2005. The number of patient visits in our outpatient rehabilitation clinics declined 11.3% for the three months ended September 30, 2006 to 714,064 visits compared to 805,018 visits for the three months ended September 30, 2005. The decrease in net operating revenues and patient visits was principally related to a 5.1% decline in the number of clinics we own and a 6.5% decline in the volume of visits per clinic. We are continuing to experience declines in our patient visits in a number of markets as a result of physicians opening competing physical therapy practices. Net revenue per visit in our clinics was $95 for the three months ended September 30, 2006 compared to $89 for the three months ended September 30, 2005.
     Other. Our other revenues were $0.5 million for the three months ended September 30, 2006 compared to $0.6 million for the three months ended September 30, 2005. These revenues relate to revenue from other non-healthcare services.
Operating Expenses
     Our operating expenses decreased by 4.5% to $377.2 million for the three months ended September 30, 2006 compared to $395.1 million for the three months ended September 30, 2005. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. As a percentage of our net operating revenues, our operating expenses were 85.0% for the three months ended September 30, 2006 compared to 85.8% for the three months ended September 30, 2005. Cost of services as a percentage of operating revenues was 81.6% for the three months ended September 30, 2006 compared to 78.9% for the three months ended September 30, 2005. These costs primarily reflect our labor expenses. Another component of cost of services is facility rent expense, which was $20.0 million for the three months ended September 30, 2006 compared to $20.2 million for the three months ended September 30, 2005. During the same time period, general and administrative expense declined in total, and as a percentage of net operating revenues. General and administrative expenses were 2.2% of net operating revenues for the three months ended September 30, 2006 compared to 5.9% for the three months ended September 30, 2005. Our general and administrative expenses for the three months ended September 30, 2005 included $14.5 million paid under the terms of Holdings’ long-term incentive compensation plan. Our bad debt expense as a percentage of net operating revenues was 1.2% for the three months ended September 30, 2006 compared to 1.0% for the three months ended September 30, 2005.
Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA decreased by 21.6% to $60.8 million for the three months ended September 30, 2006 compared to $77.6 million for the three months ended September 30, 2005. Our Adjusted EBITDA margins decreased to 18.5% for the three months ended September 30, 2006 from 22.7% for the three months ended September 30, 2005. The hospitals opened or acquired as of January 1, 2005 and operated by us throughout both periods had Adjusted EBITDA of $64.0 million for the three months ended September 30, 2006, a decrease of 16.5% over the Adjusted EBITDA of these hospitals for the three months ended September 30, 2005. Our Adjusted EBITDA margin in these same store hospitals decreased to 19.7% for the three months ended September 30, 2006 from 23.1% for the three months ended September 30, 2005. The decrease in our adjusted EBITDA is principally related to the reduction in our Medicare net operating revenues resulting from LTACH regulatory changes that have reduced our payment rates for Medicare cases.
     Outpatient Rehabilitation. Adjusted EBITDA increased by 2.8% to $15.7 million for the three months ended September 30, 2006 compared to $15.3 million for the three months ended September 30, 2005. Our Adjusted EBITDA margins increased to 13.8% for the three months ended September 30, 2006 from 12.9% for the three months ended September 30, 2005. The increase in Adjusted EBITDA was primarily the result of the increase in our net revenue per visit described under—“Net Operating Revenues -Outpatient Rehabilitation.”
     Other. The Adjusted EBITDA loss was $8.9 million for the three months ended September 30, 2006 compared to a loss of $11.4 million for the three months ended September 30, 2005. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses.
Income from Operations
     For the three months ended September 30, 2006 we had income from operations of $54.3 million compared to $53.8 million for the three months ended September 30, 2005. The increase in income from operations resulted from the Adjusted EBITDA changes described above and a reduction in general and administrative expense, offset by a small increase in depreciation and amortization expense. This increase in depreciation and amortization expense resulted primarily from increased depreciation expense associated with free-standing hospitals we have placed in service.
Interest Expense
     Interest expense was $33.0 million for the three months ended September 30, 2006 compared to $29.6 million for the three months ended September 30, 2005. The increase in interest expense is related to interest costs associated with the $175.0 million of senior floating rate notes issued in September 2005, offset by a reduction in interest expense resulting from lower outstanding debt balances under Select’s senior credit facility.
Minority Interests
     Minority interests in consolidated earnings was $0.4 million for the three months ended September 30, 2006 compared to $0.5 million for the three months ended September 30, 2005.

Income Taxes
     We recorded income tax expense of $8.7 million for the three months ended September 30, 2006. The expense represented an effective tax rate of 41.0%. For the three months ended September 30, 2005 we recorded income tax expense of $9.8 million. This expense represented an effective tax rate of 40.7%.
Income from Discontinued Operations, Net of Tax
     On March 1, 2006, we sold our wholly-owned subsidiary CBIL. The operating results of CBIL have been reclassified and reported as discontinued operations.
Nine Months Ended September 30, 2006 Compared to Combined Nine Months Ended September 30, 2005
Net Operating Revenues
     Our net operating revenues increased by 0.4% to $1,405.8 million for the nine months ended September 30, 2006 compared to $1,400.5 million for the combined nine months ended September 30, 2005.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 1.8% to $1,049.8 million for the nine months ended September 30, 2006 compared to $1,031.4 million for the combined nine months ended September 30, 2005. Net operating revenues for the specialty hospitals opened or acquired as of January 1, 2005 and operated by us throughout both periods increased 3.6% to $1,027.8 million for the nine months ended September 30, 2006 from $992.3 million for the combined nine months ended September 30, 2005. This increase resulted primarily from higher net revenue per patient day and an increase in patient days. Our patient days for these hospitals increased 1.0% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Additionally, our occupancy percentage increased to 71% for the nine months ended September 30, 2006 compared to 70% for the combined nine months ended September 30, 2005. Although our net operating revenues and patient days increased for the comparable nine month period, our net operating revenues and patient days decreased for the three months ended September 30, 2006. See “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 – Net Operating Revenues – Specialty Hospitals” for a discussion of these declines.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 2.9% to $354.0 million for the nine months ended September 30, 2006 compared to $364.4 million for the combined nine months ended September 30, 2005. The number of patient visits in our outpatient rehabilitation clinics declined 10.7% for the nine months ended September 30, 2006 to 2,261,080 compared to 2,532,157 visits for the combined nine months ended September 30, 2005. The decrease in net operating revenues and patient visits was principally related to a 5.1% decline in the number of clinics we own and a 5.9% decline in the volume of visits per clinic. We are continuing to experience declines in our patient visits in a number of markets as a result of physicians opening competing physical therapy practices. Net revenue per visit in these clinics was $93 for the nine months ended September 30, 2006 compared to $89 for the combined nine months ended September 30, 2005.
     Other. Our other revenues were $2.0 million for the nine months ended September 30, 2006 compared to $4.7 million for the combined nine months ended September 30, 2005. The decline resulted from the sale of our home medical equipment and infusion/intravenous service business which we sold in May 2005.

Operating Expenses
     Our operating expenses decreased by 10.7% to $1,172.0 million for the nine months ended September 30, 2006 compared to $1,312.2 million for the combined nine months ended September 30, 2005. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The decrease in operating expenses was principally related to the significant decline in stock compensation expense for the nine months ended September 30, 2006. In connection with the Merger, we granted restricted stock awards to certain key management employees. These awards generally vest over five years. Effective at the time of the Merger, we also granted stock options to certain other key employees that vest over five years. The fair value of restricted stock awards and stock options vesting during the nine months ended September 30, 2006 was $2.7 million and for the period from February 25, 2005 through September 30, 2005 was $7.4 million which were included in general and administrative expenses. Additionally, during the Predecessor period of January 1, 2005 through February 25, 2005, all of our then outstanding stock options were redeemed in accordance with the Merger agreement. This resulted in a charge of $142.2 million of which $115.0 million is included in general and administrative expense and $27.2 million is included in cost of services.
     As a percentage of our net operating revenues, our operating expenses were 83.4% for the nine months ended September 30, 2006 compared to 93.7% for the combined nine months ended September 30, 2005. Cost of services as a percentage of operating revenues was 79.7% for the nine months ended September 30, 2006 compared to 80.0% for the combined nine months ended September 30, 2005. These costs primarily reflect our labor expenses. This reduction resulted from a decline in our stock compensation costs offset by an increase in our direct labor costs in both our specialty hospitals and outpatient rehabilitation segments which principally occurred during the first quarter of 2006. This is primarily the result of inefficient nurse staffing ratios in our specialty hospitals and higher salaries for physical and occupational therapists in our outpatient clinics. Another component of cost of services is facility rent expense, which was $61.1 million for both the nine months ended September 30, 2006 and for the combined nine months ended September 30, 2005. During the same time period, general and administrative expense declined in total, and as a percentage of net operating revenues. General and administrative expenses were 2.4% of net operating revenues for the nine months ended September 30, 2006 compared to 12.2% for the combined nine months ended September 30, 2005. Our general and administrative expenses for the combined nine months ended September 30, 2005 included costs associated with the SemperCare Corporate office that were not eliminated until the second quarter of 2005 and stock compensation expense related to the Merger. Our bad debt expense as a percentage of net operating revenues was 1.3% for the nine months ended September 30, 2006 compared to 1.5% for the combined nine months ended September 30, 2005.
Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA decreased by 7.3% to $218.2 million for the nine months ended September 30, 2006 compared to $235.3 million for the combined nine months ended September 30, 2005. Our Adjusted EBITDA margins declined to 20.8% for the nine months ended September 30, 2006 from 22.8% for the combined nine months ended September 30, 2005. The hospitals opened or acquired as of January 1, 2005 and operated by us throughout both periods had Adjusted EBITDA of $223.9 million, a decrease of 3.3% over the Adjusted EBITDA of these hospitals for the same period in 2005. This decrease in same hospital Adjusted EBITDA for the nine months ended September 30, 2006 resulted from the significant decline we experienced in same hospital Adjusted EBITDA for the three months ended September 30, 2006. See “Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 – Adjusted EBITDA – Specialty Hospitals” for a discussion of this decline. As a result, our Adjusted EBITDA margin in these same store hospitals declined to 21.8% for the nine months ended September 30, 2006 from 23.3% for the combined nine months ended September 30, 2005.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 6.7% to $48.9 million for the nine months ended September 30, 2006 compared to $52.4 million for the combined nine months ended September 30, 2005. Our Adjusted EBITDA margins declined to 13.8% for the nine months ended September 30, 2006 from 14.4% for the combined nine months ended September 30, 2005. The decline in Adjusted EBITDA was the result of the decline in clinic visit volumes described under—“Net Operating Revenues -Outpatient Rehabilitation” above. Additionally, we experienced increased labor costs for physical and occupational therapists in 2006.
     Other. The Adjusted EBITDA loss was $30.6 million for the nine months ended September 30, 2006 compared to a loss of $35.2 million for the combined nine months ended September 30, 2005. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses associated with the SemperCare Corporate office that was closed during the second quarter of 2005.
Income from Operations
     For the nine months ended September 30, 2006 we had income from operations of $198.8 million compared to income from operations of $54.3 million for the combined nine months ended September 30, 2005. The lower income from operations experienced for the combined nine months ended September 30, 2005 resulted from the significant stock compensation expense of $142.2 million related to the cancellation of all vested and unvested outstanding stock options in accordance with the terms of the Merger agreement in the Predecessor period of January 1, 2005 through February 24, 2005.
Loss on Early Retirement of Debt
     In connection with the Merger, Select commenced tender offers to acquire all of our then outstanding 9 1/2% senior subordinated notes due 2009 and all of our then outstanding 7 1/2% senior subordinated notes due 2013. Upon completion of the tender offers on February 24, 2005, all $175.0 million of the 7 1/2% senior subordinated notes were tendered and $169.3 million of the $175.0 million of 9 1/2% notes were tendered. The loss on early retirement of debt consists of the tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million.
Merger Related Charges
     As a result of the Merger, we incurred costs in the Predecessor period of January 1, 2005 through February 24, 2005 directly related to the Merger. This included the cost of the investment advisor hired by the Special Committee of Select’s Board of Directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing related to the Merger, costs associated with purchasing a six year extended reporting period under our directors and officers liability insurance policy and other associated expenses.
Interest Expense
     Interest expense increased by $24.0 million to $98.5 million for the nine months ended September 30, 2006 from $74.5 million for the combined nine months ended September 30, 2005. The increase in interest expense is due to the higher debt levels outstanding in the Successor periods resulting from the Merger and the issuance of the $175.0 million senior floating rate notes in issued in September 2005.

Minority Interests
     Minority interests in consolidated earnings was $1.1 million for the nine months ended September 30, 2006 compared to $1.7 million for the combined nine months ended September 30, 2005.
Income Taxes
     We recorded income tax expense of $41.9 million for the nine months ended September 30, 2006. The expense represented an effective tax rate of 41.9%. We recorded income tax benefit of $59.8 million for the Predecessor period of January 1, 2005 through February 24, 2005. The tax benefit represented an effective tax benefit rate of 37.2%. This effective tax benefit rate consisted of the statutory Federal rate of 35.0% and a state rate of 2.2%. Because of the differing state tax rules related to net operating losses, a portion of these state net operating losses were assigned valuation allowances. We recorded income tax expense of $34.7 million for the Successor period of February 25, 2005 through September 30, 2005. The expense represented an effective tax rate of 40.4%.
Income from Discontinued Operations, Net of Tax
     On March 1, 2006, we sold our wholly-owned subsidiary CBIL. The operating results of CBIL have been reclassified and reported as discontinued operations.
Liquidity and Capital Resources
     Operating activities provided $105.2 million of cash flow for the nine months ended September 30, 2006. Operating activities used $44.7 million of cash flow for the combined nine months ended September 30, 2005, which includes $186.0 million in cash expenses related to the Merger. Our days sales outstanding decreased to 51 days at September 30, 2006, from 52 days at December 31, 2005. The reduction in days sales outstanding is primarily related to the timing of the periodic interim payments we received from Medicare for the services provided at our specialty hospitals.
     Investing activities used $37.6 million of cash flow for the nine months ended September 30, 2006. Investing activities used $183.7 million of cash flow for the combined nine months ended September 30, 2005. The primary source of cash from investing activities in the nine months ended September 30, 2006 resulted from the sale of CBIL which generated cash proceeds of $76.8 million, which was offset by cash disbursements of $112.1 million related to building improvements and equipment purchases primarily associated with properties we acquired in 2005 and acquisition payments of $3.3 million which primarily relate to the repurchase of minority interests. The primary use of cash from investing activities for the combined nine months ended September 30, 2005 related to the acquisition of SemperCare, which used $105.1 million in cash. The remaining use of cash was related to purchases of property and equipment of $73.0 million and other acquisition related payments of $5.9 million.
     Financing activities utilized $98.4 million of cash flow for the nine months ended September 30, 2006. The cash usage resulted primarily from principal repayments on our credit facility of $84.4 million and repayment of bank overdrafts of $11.8 million. Financing activities used $10.1 million of cash for the combined nine months ended September 30, 2005. The Merger financing was the primary contributor of this cash flow. The excess proceeds from the Merger financing were used to pay Merger related costs, which included the cancellation and cash-out of outstanding stock options.
Capital Resources
     Net working capital was $36.8 million at September 30, 2006 compared to $77.6 million at December 31, 2005. This decrease in working capital was principally related to a reduction in cash and cash equivalents.
     At September 30, 2006, Select’s senior credit facility provides for senior secured financing consisting of a term loan facility that matures on February 24, 2012 and a revolving loan facility that will terminate on February 24, 2011. At September 30, 2006, Select had outstanding $576.3 million of indebtedness under its senior credit facility of which $5.0 million was borrowed under its revolving loan facility and $571.3 million was borrowed under the term loan facility, excluding $23.9 million of letters of credit. At September 30, 2006 Select had $271.1 million of additional borrowing capacity under its revolving loan facility. Borrowings under the revolving loan facility bear interest at a fluctuating rate of interest based upon financial covenant ratio tests. On June 13, 2005 Select entered into an interest rate swap transaction with an effective date of August 22, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payment. The underlying variable rate debt is $200.0 million and the swap is for a period of five years.
     At September 30, 2006 Select also had outstanding $660.0 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of Select’s wholly-owned subsidiaries, subject to certain exceptions.
     We also have outstanding $175.0 million of senior floating rate notes due 2015 and $150.0 million of 10% senior subordinated notes due 2015. These notes are general unsecured obligations and are not guaranteed by any of our subsidiaries. On September 19, 2005, Select entered into an interest rate swap transaction with an effective date of September 29, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable interest payments. The underlying variable rate debt is $175.0 million and the swap is for a period of four years. In the nine months ended September 30, 2006, Select remitted to us an aggregate of $32.5 million consisting of $15.0 million to fund the interest payment on our $150.0 million 10% senior subordinated notes and $17.1 million to fund the interest payment on our $175.0 million senior floating rate notes. The remainder of the funds remitted to us of $0.4 million were to pay costs associated with registering the $175.0 million senior floating rate notes. As of September 30, 2006, Select had remitted to us all the funds it was permitted to remit under the terms of its senior credit facility and senior subordinated notes. We expect in the future that Select will continue to remit to us the maximum amount that is permitted under the terms of its senior credit facility and senior subordinated notes, which includes amounts necessary to fund the interest payments on our 10% senior subordinated notes and our senior floating rate notes and other permitted payments.
     We believe internally generated cash flows and borrowings of revolving loans under Select’s senior credit facility will be sufficient to finance operations for at least the next twelve months.
     As a result of the HIH regulations enacted in 2004, we currently anticipate that we will need to relocate a significant number of our long-term acute care hospitals. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. At this time we cannot predict with any certainty the impact on revenues or operating expenses at the hospitals being moved. These relocation efforts will require us to make additional capital expenditures above historic levels. We currently expect to spend approximately $280.0 million on capital expenditures through 2009, including both our ongoing maintenance capital expenditures and the capital required for hospital relocations. At September 30, 2006, we have outstanding commitments under construction contracts at six long-term acute care properties and one of our inpatient rehabilitation facilities totaling $27.2 million.
     During the nine months ended September 30, 2006, we have relocated eight of our HIH hospitals into five free-standing buildings. Additionally we have opened two new hospitals in free-standing buildings and one new hospital as an HIH. We closed four HIH hospitals during 2006.
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
     We periodically investigate strategic acquisitions that could increase our market share in one or both of our business segments. We cannot predict the likelihood that any of these business acquisitions will be consummated nor can we predict the cost of this type of acquisition.
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
     CMS did not update our LTACH-PPS standard federal rate for the 2007 estimated market basket index change. This annual market basket adjustment is CMS’ approach to adjusting Medicare payments to reflect inflationary effects on costs. This increase historically has occurred on July 1 of each year.
Recent Accounting Pronouncements
     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previous filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff’s previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective beginning in the fourth quarter of this fiscal year. We do not believe SAB 108 will have a material impact on our financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS No. 157 will materially impact our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires the employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We believe that the adoption of SFAS No. 158 will have no impact on our consolidated financial statements.
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We are currently evaluating our uncertain tax positions as required under the accounting standard in order to implement the standard during the first quarter of 2007. We have not determined the impact, if any, to our consolidated financial statements.
     In March 2006, FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets an amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities associated with a transfer of assets (e.g., a sale of receivables) be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value and requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 although early adoption is permitted. We have evaluated SFAS No. 156 and have determined that there is no impact to the consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior credit facility and our senior floating rate notes. As of September 30, 2006, Select had $576.3 million in term loans outstanding under its senior credit facility which bear interest at variable rates. On June 13, 2005, Select entered into an interest rate swap transaction. The effective date of the swap transaction was August 22, 2005. The swap transaction was entered into to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior credit facility, and the swap is for a period of five years. Each eighth point change in interest rates on the variable rate portion of Select’s outstanding senior credit facility at September 30, 2006 would have an annualized effect on interest expense of $0.5 million.
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
ITEM 1A. RISK FACTORS.
          There have been no material changes from the Risk Factors we previously disclosed in our S-4, filed July 28, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable.
ITEM 5. OTHER INFORMATION
     On August 25, 2006, Select Medical Corporation entered into a lease for approximately 47,864 square feet of office space in a new building yet to be constructed in Mechanicsburg, Pennsylvania (the “New Lease”) with Old Gettysburg Associates IV, L.P., a limited partnership owned by Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio and Select Capital Commercial Properties, Inc., a Pennsylvania corporation whose principal offices are located in Mechanicsburg, Pennsylvania. Rocco A. Ortenzio, Robert A. Ortenzio, and John M. Ortenzio each own one-third of Select Capital Commercial Properties, Inc. Rocco A. Ortenzio is a director and the Executive Chairman of Holdings and Select. Robert A. Ortenzio is a director and the Chief Executive Officer of Holdings and Select. The New Lease is for a fifteen year initial term from the date of the issuance of the occupancy permit at an annual rental of $23.53 per rentable square foot. Select obtained an independent appraisal to support the amount of rent it will pay for this space. A copy of the New Lease is attached as Exhibit 10.1 to this report.
     On August 10, 2006, the Board of Directors of Select authorized Select to enter into the New Lease. Under the provisions of Select’s Code of Conduct, it is an actual or potential conflict of interest for an employee to own a significant financial interest in any third party that has an actual or potential business or other relationship with Select. Rocco A. Ortenzio and Robert A. Ortenzio are each officers and directors of Select, and are also partners in Old Gettysburg Associates IV, L.P. On August 10, 2006, in connection with authorizing Select to enter into the New Lease, the Board of Directors of Select approved the waiver of this provision of the Code of Conduct based on all the facts and circumstances surrounding the New Lease, including (a) the fact that the terms of the New Lease were negotiated at arm’s length, (b) that Select obtained an independent appraisal to support the amount of rent it will pay for this space, and (c) that the Board of Directors of Select did not otherwise find that the transaction would conflict or prevent either Mr. Rocco Ortenzio or Mr. Robert Ortenzio from faithfully performing his duties for Select.
     On November 10, 2006, the Board of Directors approved a lease for approximately 1,606 square feet of additional office space at 4718 Old Gettysburg Road in Mechanicsburg, Pennsylvania (the “Additional Lease”) with Old Gettysburg Associates II, a limited partnership owned by Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio and Select Capital Commercial Properties, Inc. The Additional Lease will be for a five year term at an annual rental of $18.64 per rentable square foot. Select obtained an independent appraisal to support the amount of rent it will pay for this space. On November 10, 2006, in connection with authorizing Select to enter into the Additional Lease the Board of Directors of Select also approved a waiver of the relevant provision of the Code of Conduct in connection with the Additional Lease for the same reasons that applied in the case of the New Lease, which are discussed above.

ITEM 6. EXHIBITS
          The exhibits to this report are listed in the Exhibit Index appearing on page 39 hereof.
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
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: November 13, 2006

EXHIBIT INDEX

Exhibit	Description

10.1	Office Lease Agreement dated August 25, 2006 between Old Gettysburg Associates IV, L.P. and Select Medical Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.