Form 10-K
period 2006-12-31
SELECT MEDICAL HOLDINGS CORP
filed 2007-03-30
CIK 1320414

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From                      to                     .
Commission File Number: 000-32499

SELECT MEDICAL HOLDINGS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	20-1764048
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
4716 Old Gettysburg Road
P.O. Box 2034
Mechanicsburg, Pennsylvania 17055
(Address of principal executive offices and zip code)
(717) 972-1100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act) Yes ☐     No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated Filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
None of the Registrant’s common stock is held by non-affiliates of the Registrant.
As of March 20, 2007, the Registrant had outstanding 204,900,968 shares of common stock.

SELECT MEDICAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006
INDEX
-i-

PART I
Forward-Looking Statements
     This discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding, among other things, our financial condition, results of operations, plans, objectives, future performance and business. All statements contained in this report other than historical information are forward-looking statements. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “believes,” “anticipates,” “estimates,” “should,” or similar expressions. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to:
•	additional changes in government reimbursement for our services may result in increased costs and have an adverse effect on our future net operating revenues and profitability, such as the regulations released by the Centers for Medicare & Medicaid Services, or CMS, on May 2, 2006 and the proposed regulations published by CMS on February 1, 2007;

•	the failure of our long-term acute care hospitals to maintain their status as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;

•	implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	integration of recently acquired operations and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations; and

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.
     Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs. For a discussion of those and other factors affecting our business, see the section captioned “Risk Factors” under Item 1A of this report.
ITEM 1. BUSINESS
      Unless otherwise indicated or unless the content otherwise requires, the term “Holdings” refers to Select Medical Holdings Corporation, the term “Select” refers to Select Medical Corporation (a wholly-owned subsidiary of Holdings) and the terms “our Company,” “us,” “we” and “our” refer to Holdings together with Select and its subsidiaries.
Company Overview
     We are a leading operator of specialty hospitals and outpatient rehabilitation clinics in the United States. As of December 31, 2006, we operated 92 long-term acute care hospitals in 26 states, four acute medical rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities, in New Jersey, and 544 outpatient rehabilitation clinics in 19 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team, including our co-founders, Rocco A. Ortenzio and Robert A. Ortenzio, both of whom have significant experience in the healthcare industry. Under this leadership, we have grown our business through internal development initiatives and strategic acquisitions. For the year ended December 31, 2006, we had net operating revenues of $1,851.5 million.
     We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. For the year ended December 31, 2006, approximately 75% of our net operating revenues were from our specialty hospitals and approximately 25% were from our outpatient rehabilitation business.
The Merger Transactions
     On February 24, 2005, EGL Acquisition Corp. was merged with and into Select, with Select continuing as the surviving corporation and a wholly-owned subsidiary of Holdings (the “Merger”). Holdings was formerly known as EGL Holding Company. Holdings and EGL Acquisition Corp. were Delaware corporations formed by Welsh, Carson, Anderson & Stowe IX, LP (“Welsh Carson”), for purposes of engaging in the Merger and the related transactions. The Merger was completed pursuant to an agreement and plan of merger, dated as of October 17, 2004, among EGL Acquisition Corp., Holdings and Select. The Merger and related transactions are collectively referred to in this report as the “Transactions.”
     As a result of the Transactions, our assets and liabilities have been adjusted to their fair value as of February 25, 2005. We have also experienced an increase in our aggregate outstanding indebtedness as a result of financing associated with the Transactions. Accordingly, our amortization expense and interest expense are higher in periods following the Transactions. The excess of the total purchase price over the fair value of our tangible and identifiable intangible assets of $1.4 billion has been allocated to goodwill, which is the subject of an annual impairment test.

Sale of Canadian Subsidiary
     On March 1, 2006, we sold our wholly-owned subsidiary Canadian Back Institute Limited (“CBIL”) for approximately C$89.8 million in cash ($79.0 million US dollars). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces and had approximately 1,000 employees. We conducted all of our Canadian operations through CBIL. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet.
Agreement to Purchase HealthSouth Corporation Outpatient Rehabilitation Division
     On January 27, 2007, Select entered into a Stock Purchase Agreement with HealthSouth Corporation (“HealthSouth”) pursuant to which Select agreed to acquire the outpatient rehabilitation division of HealthSouth for approximately $245.0 million. The purchase price is subject to adjustment based on the division’s net working capital on the closing date.
     The HealthSouth transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.
Agreement to Purchase Nexus Health Systems, Inc.
      On March 26, 2007, Select entered into a Stock Purchase Agreement with Nexus Health Systems, Inc. (“Nexus”), Neurobehavioral Management Services L.L.C., Nexus Health Inc. and the stockholders of Nexus Health Systems, Inc. to acquire substantially all of the assets of Nexus for approximately $49.0 million in cash plus the assumption of a capital lease. The purchase price is subject to adjustment based on Nexus’s net working capital, cash and indebtedness on the closing date.
      The Nexus transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.
Amendment to Credit Agreement
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility (“Amendment No. 2”) and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increases the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxes certain financial covenants starting March 31, 2007 and waives Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provides to Select an incremental term loan of $100.0 million, the proceeds of which Select intends to use to pay a portion of the purchase price for the HealthSouth transaction.
Specialty Hospitals
     As of December 31, 2006, we operated 96 specialty hospitals. Of this total, 92 operated as long-term acute care hospitals, 89 of which were certified by the federal Medicare program as long-term acute care hospitals, and three additional specialty hospitals were in the process of becoming certified as Medicare long-term acute care hospitals. The remaining four specialty hospitals are certified by the federal Medicare program as inpatient rehabilitation facilities. For the year ended December 31, 2006, approximately 69% of the net operating revenues of our specialty hospital segment came from Medicare reimbursement. As of December 31, 2006, we operated a total of 3,867 available licensed beds and employed approximately 11,400 people in our specialty hospital segment, with the majority being registered or licensed nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.
     Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, stroke, cardiac disorders, non-healing wounds, renal disorders and cancer. These patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2006:

Distribution
Medical Condition	of Patients
Respiratory disorder	32%
Neuromuscular disorder	31
Cardiac disorder	11
Wound care	9
Other	17

Total	100.0%

     We believe that we provide our services on a more cost-effective basis than a typical general acute care hospital because we provide a much narrower range of services. We believe that our services are therefore attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their enrollees. Additionally, we continually seek to increase our admissions by expanding and improving our relationships with the physicians and general acute care hospitals that refer patients to our facilities.
     When a patient is referred to one of our hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, a clinical liaison along with a Select case manager makes an assessment to determine the care required. Based on the determinations reached in this clinical assessment, an admission decision is made by the attending physician.
     Upon admission, an interdisciplinary team reviews a new patient’s condition. The interdisciplinary team is comprised of a number of clinicians and may include any or all of the following: an attending physician; a specialty nurse; a physical, occupational or speech therapist; a respiratory therapist; a dietician; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient’s hospital stay and serves as a liaison with the insurance carrier’s case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient, the treatment team and the payor.
     Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a director of clinical services and a director of provider relations. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in our markets that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, payroll, legal, reimbursement, human resources, compliance, management information systems, billing and collecting services. The centralization of these services improves efficiency and permits hospital staff to spend more time on patient care.
     We operate most of our long-term acute care hospitals using a “hospital within a hospital,” or “HIH,” model. A long-term acute care hospital that operates as an HIH leases space from a general acute care “host” hospital and operates as a separately-licensed hospital within the host hospital, or on the same campus as the host hospital, in contrast to a long-term acute care hospital that owns or operates a free-standing facility. Of the 92 long-term acute care hospitals we operated as of December 31, 2006, 79 were operated as hospitals within hospitals and 13 were operated as free-standing facilities. As a result of the HIH regulatory changes discussed in further detail in “Business — Government Regulations,” we developed and are currently implementing a plan that includes, among other things, relocating certain of our facilities to alternative settings, building or buying additional free-standing facilities and closing some of our facilities. If the Centers for Medicare & Medicaid Services, or CMS, implements certain proposed additional regulatory changes, including an expansion of the Medicare admission limitation to free-standing long-term acute care hospitals, as discussed in the proposed annual payment update for the 2008 rate year, our plan will have to be revised.

     All Medicare payments to our long-term acute care hospitals are made in accordance with the prospective payment system specifically applicable to long-term acute care hospitals, referred to as “LTCH-PPS.” Under LTCH-PPS, a long-term acute care hospital is paid a pre-determined fixed amount depending upon the long-term care diagnosis-related group, or “LTC-DRG,” to which each patient is assigned. LTCH-PPS includes special payment policies that adjust the payments for some patients based on a variety of factors. Some of these special payment policies have been the subject of recent regulatory developments. See “Business — Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes.”
Outpatient Rehabilitation
     As of December 31, 2006, we operated 544 clinics throughout 19 states and the District of Columbia. Typically, each of our clinics is located in a medical complex or retail location. As of December 31, 2006, our outpatient rehabilitation segment employed approximately 6,300 people.
     In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. We also provide certain specialized programs such as hand therapy or sports performance enhancement that treat sports and work related injuries, musculoskeletal disorders, chronic or acute pain and orthopedic conditions. The typical patient in one of our clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also design services to prevent short-term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, speech-language pathologists and respiratory therapists.
     Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer or health insurer who believes that a patient, employee or member can benefit from the level of therapy we provide in an outpatient setting. We believe that our services are attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their enrollees. In addition to providing therapy in our outpatient clinics, we provide medical rehabilitation management services on a contract basis at nursing homes, hospitals, schools, assisted living and senior care centers and worksites. In our outpatient rehabilitation segment, approximately 91% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations and workers’ compensation programs, contract management services and private pay sources. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
Other Services
     Other services (which accounted for less than 1% of our net operating revenues in the year ended December 31, 2006) includes certain non-healthcare services.
Specialty Hospital Strategy
     Provide high quality care and service. We believe that our patients benefit from our experience in addressing complex medical and rehabilitation needs. To effectively address the nature of our patients’ medical conditions, we have developed specialized treatment programs focused solely on their needs. We have also implemented specific staffing models that are designed to ensure that patients have access to the necessary level of clinical attention. We believe that by focusing on quality care and service we develop brand loyalty in our markets allowing us to retain patients and strengthen our relationships with physicians, employers and health insurers.

     Our treatment and staffing programs benefit patients because they give our clinicians access to the regimens that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds, brain and spinal cord injuries, strokes and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet a patient’s unique needs.
     The quality of the patient care we provide is continually monitored using several measures, including patient, payor and physician satisfaction, as well as clinical outcomes. Quality measures are collected monthly and reported quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to the corporate office, and directly to the Joint Commission on Accreditation of Healthcare Organizations, commonly known as JCAHO. As of December 31, 2006, JCAHO had accredited all but three of our hospitals. These three hospitals have not yet undergone a JCAHO survey. Each of our four inpatient rehabilitation facilities has also received accreditation from the Commission on Accreditation of Rehabilitation Facilities, commonly known as CARF. See “— Government Regulations — Licensure — Accreditation.”
     Mitigate impact of revised Medicare regulations. In order to minimize the impact of the HIH admission regulations, we have developed and are currently implementing a business plan and strategy in each of our markets to adapt to the HIH admission regulations. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. If CMS implements the February 2007 proposed additional regulatory changes regarding admissions to long-term acute care hospitals, our plan will have to be revised.
     Reduce operating costs. We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:
•	optimizing staffing based on our occupancy and the clinical needs of our patients;

•	centralizing administrative functions such as accounting, finance, payroll, legal, reimbursement, compliance, human resources and billing and collection;

•	standardizing management information systems to aid in financial reporting as well as billing and collecting; and

•	participating in group purchasing arrangements to receive discounted prices for pharmaceuticals and medical supplies.
     Increase higher margin commercial volume. We typically receive higher reimbursement rates from commercial insurers than we do from the federal Medicare program. As a result, we work to expand relationships with insurers to increase commercial patient volume. We believe that commercial payors seek to contract with our hospitals because we offer patients high quality and cost-effective care. Although the level of care we provide is complex and staff intensive, we typically have lower relative operating expenses than a general acute care hospital because we provide a much narrower range of patient services at our hospitals. As a result of our lower relative costs, we offer more attractive rates to commercial payors. We also offer commercial enrollees customized treatment programs not typically offered in general acute care hospitals.

     Develop new specialty hospitals. We expect to continue evaluating opportunities to develop new long-term acute care hospitals and free-standing inpatient rehabilitation facilities.
     We have a dedicated development team with significant market experience. When we target a new market, the development team conducts an extensive review of local market referral patterns and commercial insurance to determine the general reimbursement trends and payor mix. Ultimately, when we determine a location for the development of a new specialty hospital, we evaluate the opportunities in the market for the construction of new space or the leasing and renovation of existing space. During construction or renovation, the project is transitioned to our start-up team, which is experienced in preparing a specialty hospital for opening. The start-up team oversees equipment purchases, licensure procedures and the recruitment of a full-time management team. After the facility is opened, responsibility for its management is transitioned to this new management team and our corporate operations group.
     Pursue opportunistic acquisitions. In addition to our development initiatives, we may grow our network of specialty hospitals through opportunistic acquisitions, such as our acquisition of SemperCare, Inc., or SemperCare, which we completed on January 1, 2005. We adhere to selective criteria in our acquisition analysis and have historically been able to obtain assets for what we believe are attractive valuations. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We have generally been able to increase margins at acquired facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized staffing models and resource management programs. From our inception in 1997 through December 31, 2006, we have acquired and integrated 58 hospitals. All of these hospitals now share our centralized billing and collections, accounting, payroll, reimbursement, legal, human resources, compliance and standardized management information systems. All of our acquired hospitals participate in our centralized purchasing program.
Outpatient Rehabilitation Strategy
     Provide high quality care and service. We are focused on providing a high level of service to our patients throughout their entire course of treatment. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty in our markets. This loyalty allows us to retain patients and strengthen our relationships with the physicians, employers and health insurers in our markets who refer or direct additional patients to us.
     Increase market share. Our goal is to be a leading provider of outpatient rehabilitation services in our local markets. Having a strong market share in our local markets allows us to benefit from heightened brand awareness, economies of scale and increased leverage when negotiating payor contracts. To increase our market share, we seek to expand our services and programs and to continue to provide high quality care and strong customer service in order to generate loyalty with patients and referral sources.
     Expand rehabilitation programs and services. We assess the healthcare needs of our markets and implement programs and services targeted to meet the demands of the local community. In designing these programs we benefit from the knowledge we gain through our national network of clinics. This knowledge is used to design programs that optimize treatment methods and measure changes in health status, clinical outcomes and patient satisfaction.
     Optimize the profitability of our payor contracts. Before we enter into a new contract with a commercial payor, we evaluate it with the aid of our contract management system. We assess potential profitability by evaluating past and projected patient volume, clinic capacity, and expense trends. Each contract we enter into is continually re-evaluated to determine how it is affecting our profitability. We create a retention strategy for each of the top performing contracts and a renegotiation strategy for contracts that do not meet our defined criteria.
     Maintain strong employee relations. We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the service we provide and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance-based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local market strategy. This management approach reflects the unique nature of each market in which we operate and the importance of encouraging our employees to assume responsibility for their clinic’s performance.
     Pursue opportunistic acquisitions. We may grow our network of outpatient rehabilitation facilities through opportunistic acquisitions, such as our proposed acquisition of the HealthSouth outpatient rehabilitation division that is currently pending. Acquisitions of additional outpatient rehabilitation facilities will allow us to take advantage of operational efficiencies and increase margins at acquired facilities by bringing these facilities within our centralized management structure.
Sources of Net Operating Revenues
     The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Fiscal Year Ended
	December 31,
Net Operating Revenues by Payor Source (1)	2004	2005 (2)	2006
Medicare	49.8%	56.4	53.2
Commercial insurance (3)	42.3	37.2	40.1
Private and other (4)	5.7	4.3	4.9
Medicaid	2.2	2.1	1.8

Total	100.0%	100.0%	100.0%

(1)	This table excludes the net operating revenues of our Canadian operations which were sold on March 1, 2006 and are now reported as a discontinued operation. See “Business — Subsequent Event.”

(2)	The net operating revenues for the period after the Merger, February 25, 2005 through December 31, 2005 (Successor period), has been added to the net operating revenues for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined fiscal year ended December 31, 2005.

(3)	Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers’ compensation and managed care programs.

(4)	Includes self payors, contract management services and non-patient related payments. Self pay revenues represent less than 1% of total net operating revenues.
Government Sources
     Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. All of our hospitals are currently certified as Medicare providers. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, our specialty hospitals participate in 20 state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since more than half of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements.”

Non-Government Sources
     Although in recent years an increasing percentage of our net operating revenues were generated from the Medicare program, a significant amount of our net operating revenues continue to come from commercial and private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers’ compensation companies, health maintenance organizations, preferred provider organizations and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, most insurance companies, health maintenance organizations, preferred provider organizations and other managed care companies have negotiated discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. Our results of operations may be negatively affected if these organizations are successful in negotiating further discounts.
Employees
     As of December 31, 2006, we employed approximately 18,200 people throughout the United States. A total of approximately 12,000 of our employees are full time and the remaining approximately 6,200 are part time employees. Outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 6,300 and inpatient employees totaled approximately 11,400. The remaining approximately 500 employees were in corporate management, administration and other services.
Competition
     We compete on the basis of pricing, the quality of the patient services we provide and the results that we achieve for our patients. The primary competitive factors in the long-term acute care and inpatient rehabilitation businesses include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate long-term acute care hospitals and inpatient rehabilitation facilities that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and HealthSouth. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from market to market, depending on the number and market strength of such organizations.
     Our outpatient rehabilitation clinics face competition principally from locally owned and managed outpatient rehabilitation clinics in the communities they serve. Many of these clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relations with physicians in these communities on whom we rely for patient referrals.
Government Regulations
General
     The healthcare industry is required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals and outpatient rehabilitation clinics meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, safeguarding protected health information, compliance with building codes and environmental protection and healthcare fraud and abuse. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.
Licensure
     Facility licensure. Our healthcare facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our facilities.
     Some states still require us to get approval under certificate of need regulations when we create, acquire or expand our facilities or services. If we fail to show public need and obtain approval in these states for our facilities, we may be subject to civil or even criminal penalties, lose our facility license or become ineligible for reimbursement if we proceed with our development or acquisition of the new facility or service.
     Professional licensure and corporate practice. Healthcare professionals at our hospitals and outpatient rehabilitation clinics are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications. In some states, business corporations such as ours are restricted from practicing therapy through the direct employment of therapists. In those states, in order to comply with the restrictions imposed, we either contract to obtain therapy services from an entity permitted to employ therapists or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided.
     Certification. In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. All of our specialty hospitals participate in the Medicare program. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or “rehab agencies.”
     Accreditation. Our hospitals receive accreditation from the JCAHO. As of December 31, 2006, JCAHO had accredited all but three of our hospitals. These three hospitals have not yet undergone a JCAHO survey. Each of our four inpatient rehabilitation facilities has also received accreditation from CARF, an independent, not-for-profit organization which reviews and grants accreditation for rehabilitation facilities that meet established standards for service and quality.
Overview of U.S. and State Government Reimbursements
     Medicare. The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. For the combined fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2006, we received approximately 56% and 53%, respectively, of our revenue from Medicare.

     The Medicare program reimburses various types of providers, including long-term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems for long-term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments are made under an inpatient prospective payment system, or IPPS, under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using diagnosis related groups, commonly referred to as DRGs. The general acute care hospital DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition in that type of facility. Although the average length of stay varies for each DRG, the average stay of all Medicare patients in a general acute care hospital is approximately six days. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full DRG rate if a patient is discharged early to certain post-acute care settings, including long-term acute care hospitals. When a patient is discharged from selected DRGs to, among other providers, an LTCH, the general acute care hospital is reimbursed below the full DRG payment if the patient’s length of stay is short relative to the geometric mean length of stay for the DRG. This policy originally applied to 10 DRGs beginning in fiscal year 1999 and was expanded to additional DRGs in FY 2004 and a total of 182 DRGs effective October 1, 2005. The expansion of this policy to patients in a greater number of DRGs could cause general acute care hospitals to delay discharging those patients to our long-term acute care hospitals.
     Long-term acute care hospital Medicare reimbursement. The Medicare payment system for long-term acute care hospitals is based on a prospective payment system specifically applicable to long-term acute care hospitals, which is referred to as LTCH-PPS. LTCH-PPS was established by final regulations published on August 30, 2002 by CMS, and applies to long-term acute care hospitals for their cost reporting periods beginning on or after October 1, 2002. Under LTCH-PPS, each patient discharged from a long-term acute care hospital is assigned to a distinct long-term care diagnosis-related group, which is referred to as an LTC-DRG, and a long-term acute care hospital will generally be paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). The payment amount for each LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that LTC-DRG in a long-term acute care hospital. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. As required by Congress, LTC-DRG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost-based payment system.
     The LTCH-PPS regulations also refined the criteria that must be met in order for a hospital to be certified as a long-term acute care hospital. For cost reporting periods beginning on or after October 1, 2002, a long-term acute care hospital must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. Previously, average lengths of stay were measured with respect to all patients. LTCHs that fail to exceed an average length of stay of greater than 25 days during any cost reporting period will be paid under the general acute care hospital DRG-based reimbursement.
     Prior to qualifying under the payment system applicable to long-term acute care hospitals, a new long-term acute care hospital initially receives payments under the general acute care hospital DRG-based reimbursement system. The long-term acute care hospital must continue to be paid under this system for a minimum of six months while meeting certain Medicare long-term acute care hospital requirements, the most significant requirement being an average Medicare length of stay of more than 25 days.

Regulatory Changes
     August 2004 Final Rule. On August 11, 2004, CMS published final regulations applicable to long-term acute care hospitals that are operated as HIHs. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, which included all but two of our then existing HIHs, the Medicare admissions thresholds are phased-in over a four-year period starting with hospital cost reporting periods that began on or after October 1, 2004. For discharges during the cost reporting period that began on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold was the lesser of the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital or 75%. For discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%. For discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital, but in no event is the Fiscal 2004 Percentage less than 25%. The HIH regulations also established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas.
     August 2005 Final Rule. On August 12, 2005, CMS published the IPPS final rule for fiscal year 2006, which included an update of the LTC-DRG relative weights for fiscal year 2006. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 4.2 percent in fiscal year 2006.
     May 2006 Final Rule. On May 2, 2006, CMS released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). For discharges occurring on or after July 1, 2006, the rule changed the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each LTC-DRG (referred to as “short-stay outlier” or “SSO” cases). Payment for these patients had been based on the lesser of (1) 120 percent of the cost of the case; (2) 120 percent of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The May 2006 final rule modified the limitation in clause (1) above to reduce payment for SSO cases to 100 percent (rather than 120 percent) of the cost of the case. The final rule also added a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120 percent of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the LTC-DRG component will increase.
     In addition, for discharges occurring on or after July 1, 2006, the May 2006 final rule provided for (i) a zero-percent update to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments for the 2007 LTCH-PPS rate year; (ii) the elimination of the surgical case exception to the three-day or less interruption of stay policy, under which surgical exception Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iii) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for the 2007 LTCH-PPS rate year.

     CMS estimated that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high-cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. Additionally, had CMS updated the LTCH-PPS standard federal rate by the 2007 estimated market basket index of 3.4 percent rather than applying the zero-percent update, we estimate that we would have received approximately $31.0 million in additional annual Medicare revenues, based on our historical Medicare patient volumes and revenues (such revenues would have been paid to our hospitals for discharges beginning on or after July 1, 2006).
     August 2006 Final Rule. On August 18, 2006, CMS published the IPPS final rule for fiscal year 2007, which included an update of the LTC-DRG relative weights for fiscal year 2007. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 1.3 percent in fiscal year 2007. The August 2006 final rule also included changes to the diagnosis related groups in IPPS that apply to LTCHs, as the LTC-DRGs are based on the IPPS DRGs. CMS created twenty new DRGs and modified thirty-two others, including LTC-DRGs. Prior to the August 2006 final rule, certain HIHs that were in existence on or before September 30, 1995, and certain satellite facilities that were in existence on or before September 30, 1999, referred to as “grandfathered” HIHs or satellites, were not subject to certain HIH “separateness and control” requirements as long as the “grandfathered” HIHs or satellites continued to operate under the same terms and conditions, including the number of beds and square footage, in effect on September 30, 2003 (for grandfathered HIHs) or September 30, 1999 (for grandfathered satellites). These grandfathered HIHs were also not subject to the payment adjustments for discharged Medicare patients admitted from their host hospitals in excess of the specified percentage threshold, as discussed in the August 2004 rule above. The August 2006 final rule revised the regulations to provide grandfathered HIHs and satellites more flexibility in adjusting square footage upward or downward, or decreasing the number of beds without being subject to the “separateness and control” requirements and payment adjustment provisions. As of December 31, 2006, we operated two grandfathered LTCH HIHs.
     February 2007 Proposed Rule. On February 1, 2007, CMS published its proposed annual payment rate update for the 2008 LTCH-PPS rate year (“RY 2008”) (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). If the rule is adopted as proposed, several changes to LTCH-PPS payment methodologies and amounts will be implemented during RY 2008. The final rule, which may differ from the proposed rule, is expected to be published in May of 2007. Compliance with the final rule and any changes to LTCH-PPS may have an adverse effect on our future net operating revenues and profitability.
     For cost reporting periods beginning on or after July 1, 2007, the February 2007 proposed rule would expand the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. (Currently, the admissions threshold is applicable only to Medicare HIH admissions from hospitals co-located with a LTCH or satellite of an LTCH.) If the proposed rule is adopted, free-standing LTCHs and grandfathered LTCH HIHs would be subject to the Medicare admission threshold, as well as HIHs and satellites that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed 25%, or the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. The percentage threshold for long-term acute care hospital discharges from a referring hospital that is an “MSA-dominant” hospital or a single urban hospital would be the percentage of total Medicare discharges in the metropolitan statistical area (“MSA”) that are from the referring hospital, but no less than 25% nor more than 50%. For Medicare discharges from LTCHs or LTCH satellites located in rural areas, as defined by the Office of Management and Budget, the percentage threshold would be 50% from any individual referring hospital. Cases admitted in excess of the applicable threshold would be reimbursed at a rate comparable to the general acute care IPPS. Cases that reach outlier status in the discharging hospital would not count toward the limit and would be paid under LTCH-PPS. CMS estimates the impact of the expansion of the Medicare admission threshold would result in a reduction of 2.2% of the aggregate payments to all LTCHs in RY 2008.
     If the February 2007 proposed rule is adopted, existing free-standing LTCHs and grandfathered LTCH HIHs would be subject to an abbreviated phase-in. For a cost reporting period beginning on or after July 1, 2007 and before October 1, 2007, the applicable percentage threshold would be the lesser of LTCH or LTCH satellite’s Medicare discharges admitted from the referring hospital during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005 or 50%. For cost reporting periods beginning on or after October 1, 2007, the applicable percentage threshold would be 25%. The same abbreviated phase-in would apply to Medicare discharges of HIHs and satellites that were admitted from a non-co-located hospital. Of the 92 long-term acute care hospitals we operated as of December 31, 2006, 13 were operated as free-standing facilities and two qualified as grandfathered LTCH HIHs.
     In addition, the February 2007 proposed rule would (i) allow CMS to update the LTC-DRG relative weights annually in a budget neutral manner based on case mix analysis; (ii) increase the fixed-loss amount for cases paid under a high-cost outlier policy for RY 2008 to $18,774; and (iii) provide an overall 0.71% Medicare payment rate update for RY 2008.
     In the February 2007 proposed rule, CMS also stated that it was considering a new limitation for short-stay outlier cases. Specifically, CMS stated that it was considering an approach by which payment for each short-stay outlier case having a length of stay that is shorter than an “IPPS Comparable Threshold” would be limited to a per diem amount comparable to the per diem payment under IPPS for the same DRG. The IPPS Comparable Threshold would be the average length of stay in a general acute care hospital plus one standard deviation for the same DRG.
     Transition Plan. As of December 31, 2006, we operated 92 long-term acute care hospitals, 79 of which operated as HIHs. In order to minimize the impact of the HIH admission regulations, we have developed and are currently implementing a business plan and strategy in each of our markets to adapt to the HIH admission regulations. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. If CMS implements the February 2007 proposed additional regulatory changes regarding admissions to long-term acute care hospitals, our plan will have to be revised.
     RTI Study on LTCH Criteria. In the May 2006 final rule, CMS also discussed the contract it has awarded to Research Triangle Institute, International, or RTI, to examine recommendations made by the Medicare Payment Advisory Commission, or MedPAC, concerning how long-term acute care hospitals are defined and differentiated from other types of Medicare providers. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. In its June 2004 “Report to Congress,” MedPAC recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for long-term acute care hospitals in order to ensure that only appropriate patients are admitted to these facilities.
     In its January 2007 final report, RTI made 15 patient- and facility-level recommendations to CMS regarding the types of criteria needed to distinguish LTCHs from other types of hospitals. Among the 15 recommendations, RTI proposed that CMS: (i) restrict LTCH admissions to cases that meet certain medical criteria; (ii) require LTCH admissions to be discharged if not having diagnostic procedures or improving with treatment; (iii) develop a list of criteria to measure medical severity for hospital admissions; (iv) standardize conditions of participation and set staffing requirements to ensure appropriate staff for treating medically complex cases; (v) maintain the 25-day average length of stay requirement; (vi) permit LTCHs to open certified distinct-part rehabilitation and psychiatric units; (vii) establish payment rules that discourage LTCHs from transferring cases early to other post-acute settings; and (viii) clarify the role of Quality Improvement Organizations in overseeing the appropriateness of admissions to LTCHs.
     In the February 2007 proposed rule, CMS acknowledged that RTI’s recommendations would require further study and, in some instances, action by Congress in order to accomplish certain recommendations. RTI has solicited on-going involvement of physicians familiar with LTCH type patients for participation in a technical expert panel to further develop its recommendations.
     Inpatient rehabilitation facility Medicare reimbursement. Our acute medical rehabilitation hospitals are certified as inpatient rehabilitation facilities by the Medicare program, and are subject to a prospective payment system for services provided to each discharged Medicare beneficiary. Prior to January 1, 2002, inpatient rehabilitation facilities were paid on the basis of Medicare reasonable costs per case, subject to limits under TEFRA. For cost reporting periods beginning on or after January 1, 2002, inpatient rehabilitation facilities are paid under a new prospective payment system specifically applicable to this provider type, which is referred to as “IRF-PPS.” Under the IRF-PPS, each patient discharged from an inpatient rehabilitation facility is assigned to a case-mix group or “IRF-CMG” containing patients with similar clinical problems that are expected to require similar amounts of resources. An inpatient rehabilitation facility is generally paid a pre-determined fixed amount applicable to the assigned IRF-CMG (subject to applicable case adjustments related to length of stay and facility level adjustments for location and low income patients). The payment amount for each IRF-CMG is intended to reflect the average cost of treating a Medicare patient’s condition in an inpatient rehabilitation facility relative to patients with conditions described by other IRF-CMGs. The IRF-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. As required by Congress, IRF-CMG payments rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost based system. The IRF-PPS was phased-in over a transition period in 2002. For cost reporting periods beginning on or after January 1, 2002 and before October 1, 2002, an inpatient rehabilitation facility’s payment for each Medicare patient was a blended amount consisting of 66 2/3% of the IRF-PPS payment rate and 33 1/3% of the hospital’s reasonable cost based reimbursement. For cost reporting periods beginning on or after October 1, 2002, inpatient rehabilitation facilities are paid solely on the basis of the IRF-PPS payment rate.
     Although the IRF-PPS regulations did not change the criteria that must be met in order for a hospital to be certified as an inpatient rehabilitation facility, CMS adopted a separate final rule on May 7, 2004 that made significant changes to those criteria. The new inpatient rehabilitation facility certification criteria became effective for cost reporting periods beginning on or after July 1, 2004.
     Under the historic IRF certification criteria that had been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of ten conditions specified in regulation (referred to as the “75% test”). In 2002, CMS became aware that its various contractors were using inconsistent methods to assess compliance with the 75% test and that the percentage of inpatient rehabilitation facilities in compliance with the 75% test might be low. In response, in June 2002, CMS suspended enforcement of the 75% test and, on September 9, 2003, proposed modifications to the regulatory standards for certification as an inpatient rehabilitation facility. In addition, during 2003, several CMS contractors, including the contractor overseeing our inpatient rehabilitation facilities, promulgated draft local medical review policies that would change the guidelines used to determine the medical necessity for inpatient rehabilitation care.

     Notwithstanding concerns stated by the industry and Congress in late 2003 and early 2004 about the adverse impact that CMS’s proposed changes and renewed enforcement efforts might have on access to inpatient rehabilitation facility services, and notwithstanding Congressional requests that CMS delay implementation of or changes to the 75% test for additional study of clinically appropriate certification criteria, CMS adopted four major changes to the 75% test in its May 7, 2004 final rule. First, CMS temporarily lowered the 75% compliance threshold, as follows: (i) 50% for cost reporting periods beginning on or after July 1, 2004 and before July 1, 2005; (ii) 60% for cost reporting periods beginning on or after July 1, 2005 and before July 1, 2006; (iii) 65% for cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007; and (iv) 75% for cost reporting periods beginning on or after July 1, 2007. Second, CMS modified and expanded from 10 to 13 the medical conditions used to determine whether a hospital qualifies as an inpatient rehabilitation facility. Third, the agency finalized the conditions under which comorbidities can be used to verify compliance with the 75% test. Fourth, CMS changed the timeframe used to determine compliance with the 75% test from “the most recent 12-month cost reporting period” to “the most recent, consecutive, and appropriate 12-month period,” with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility’s certification for its cost reporting period that begins immediately after the 12-month review period.
     Congress temporarily suspended CMS enforcement of the 75% test under the Consolidated Appropriations Act, 2005, enacted on December 8, 2004. The Act required the Secretary of Health and Human Services to respond within 60 days to a study by the Government Accountability Office, or GAO, on the standards for defining inpatient rehabilitation services before the Secretary may use funds appropriated under the Act to redesignate as a general acute care hospital any hospital that was certified as an inpatient rehabilitation facility on or before June 30, 2004 as a result of the hospital’s failure to meet the 75% test. The GAO issued its study on April 22, 2005, and recommended that CMS, based on further research, refine the 75% test to describe more thoroughly the subgroups of patients within the qualifying conditions that are appropriate for care in an inpatient rehabilitation facility. The Secretary issued a formal response to the GAO study on June 24, 2005, in which it concluded that the revised inpatient rehabilitation facility certification standards, including the 75% test, were not inconsistent with the recommendations in the GAO report. In light of this determination, the Secretary announced that CMS would immediately begin enforcement of the revised certification standards.
     Subsequently, under the Deficit Reduction Act of 2005, enacted on February 8, 2006, Congress extended the phase-in period for the 75% test by maintaining the compliance threshold at 60% (rather than increasing it to 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold then increases to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008. The regulatory text was revised accordingly in the final rule updating the prospective payment rates for fiscal year 2007, as published by CMS on August 18, 2006. During the years while the new standard is being phased-in, it will be necessary for us to reassess and change our inpatient admissions standards. Such changes may include more restrictive admissions policies. Stricter admissions standards may result in reduced patient volumes at our inpatient rehabilitation facilities, which, in turn, may result in lower net operating revenues and profitability for these operations. In the August 2006 final rule updating IRF-PPS, CMS also reduced the standard payment amount by 2.6% and updated the outlier threshold for fiscal year 2007 to $5,534.
     Outpatient rehabilitation services Medicare reimbursement. We provide the majority of our outpatient rehabilitation services in our rehabilitation clinics. Through our contract services agreements, we also provide outpatient rehabilitation services in schools, physician directed clinics, worksites, assisted living centers and senior care centers, hospitals and skilled nursing facilities.
     Most of our outpatient rehabilitation services are provided in rehabilitation agencies and through our inpatient rehabilitation facilities.
     Prior to January 1, 1999, outpatient therapy services, including physical therapy, occupational therapy, and speech-language pathology, were reimbursed on the basis of the lower of 90% of reasonable costs or actual charges. Beginning on January 1, 1999, the Balanced Budget Act of 1997 (the “BBA”) required that outpatient therapy services be reimbursed on a fee schedule, subject to annual limits. Outpatient therapy providers receive a fixed fee for each procedure performed, which is adjusted by the geographical area in which the facility is located.
     The BBA also imposed annual per Medicare beneficiary caps beginning January 1, 1999 that limited Medicare coverage to $1,500 for outpatient rehabilitation services (including both physical therapy and speech-language pathology services) and $1,500 for outpatient occupational health services, including deductible and coinsurance amounts. The caps were to be increased beginning in 2002 by application of an inflation index. Subsequent legislation imposed a moratorium on the application of these limits for the years 2000, 2001 and 2002. With the expiration of the moratorium, CMS implemented the caps beginning on September 1, 2003. The Medicare Prescription Drug, Improvement and Modernization Act re-imposed the moratorium on the application of the therapy caps from the date of enactment (December 8, 2003) through December 31, 2005. Congress allowed the therapy caps to go back into effect on January 1, 2006. The inflation adjusted caps were $1,740 in 2006 and are $1,780 in 2007. As directed by Congress in the Deficit Reduction Act of 2005, CMS has implemented an exceptions process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The Tax Relief and Health Care Act of 2006 extends the therapy cap exception process through 2007.
     Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity for services, appropriate documentation for services, supervision of therapy aides and students and billing for group therapy. CMS has issued guidance to clarify that services performed by a student are not reimbursed even if provided under “line of sight” supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services.
     Payment for rehabilitation services furnished to patients of skilled nursing facilities has been affected by the establishment of a Medicare prospective payment system and consolidated billing requirement for skilled nursing facilities. The resulting pressure on skilled nursing facilities to reduce their costs by negotiating lower payments to therapy providers, such as our contract therapy services, and the inability of the therapy providers to bill the Medicare program directly for their services have tended to reduce the amounts that rehabilitation providers can receive for services furnished to many skilled nursing facility residents.
     Specialty hospital Medicaid reimbursement. The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965 and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Medicaid payments accounted for approximately 2% of our specialty hospital net operating revenues for the year ended December 31, 2006.
     Workers’ compensation. Workers’ compensation programs accounted for approximately 22% of our net operating revenue from outpatient rehabilitation services for the year ended December 31, 2006. Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers’ compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services.
Other Healthcare Regulations
     Fraud and abuse enforcement. Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in the recent past, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. See “Legal Proceedings — Other Legal Proceedings.”
     From time to time, various federal and state agencies, such as the Office of the Inspector General of the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to long-term acute care hospitals, inpatient rehabilitation facilities or outpatient rehabilitation services or providers. For example, the Office of Inspector General’s 2005 Work Plan describes plans to study whether patients in long-term acute care hospitals are receiving acute-level services or could be cared for in skilled nursing facilities. The 2006 and 2007 Work Plans describe plans: (i) to study the accuracy of Medicare payment for inpatient rehabilitation stays when patient assessments are entered later than the required deadlines, (ii) to study both inpatient rehabilitation facility and long-term acute care hospital payments in order to determine whether they were made in accordance with applicable regulations, including policies on outlier payments and interrupted stays, and (iii) to study physical and occupational therapy claims in order to determine whether the services were medically necessary, adequately documented and certified. The 2007 Work Plan describes plans to study the extent to which long-term acute care hospitals admit patients from a sole general acute care hospital and whether hospitals currently reimbursed under LTCH-PPS are in compliance with the average length of stay criteria. We monitor government publications applicable to us and focus a portion of our compliance efforts towards these areas targeted for enforcement.
     We endeavor to conduct our operations in compliance with applicable laws, including healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities, which may result in a voluntary refund of monies to Medicare, Medicaid or other governmental health care programs.
     Remuneration and fraud measures. The federal “anti-kickback” statute prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer or solicitation of remuneration in connection with, to induce, or to arrange for, the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by a criminal fine of up to $50,000 or imprisonment for each violation, or both, civil monetary penalties of $50,000 and damages of up to three times the total amount of remuneration, and exclusion from participation in federal or state healthcare programs.

     Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs and other federal and state healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care.
     Provider-based status. The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate 15 specialty hospitals that are treated as provider-based satellites of certain of our other facilities, certain of our outpatient rehabilitation services are operated as departments of our inpatient rehabilitation facilities, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.
     Health information practices. In addition to broadening the scope of the fraud and abuse laws, the Health Insurance Portability and Accountability Act of 1996, commonly known as HIPAA, also mandates, among other things, the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry. If we fail to comply with the standards, we could be subject to criminal penalties and civil sanctions. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier or NPI), employers, health plans and individuals, security and electronic signatures, privacy and enforcement.
     The Department of Health and Human Services has adopted standards in three areas that most affect our operations.
     Standards relating to the privacy of individually identifiable health information govern our use and disclosure of protected health information, and require us to impose those rules, by contract, on any business associate to whom such information is disclosed. We were required to comply with these standards by April 14, 2003.
     Standards relating to electronic transactions and code sets require the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits. We were required to comply with these requirements by October 16, 2003.
     Standards for the security of electronic health information require us to implement various administrative, physical and technical safeguards to ensure the integrity and confidentiality of electronic protected health information. We were required to comply with these security standards by April 20, 2005.
     The NPI will replace health care provider identifiers that are in use today in standard transactions. Implementation of the NPI will eliminate the need for health care providers to use different identification numbers to identify themselves when conducting standard transactions with multiple health plans. We are required to comply with the use of NPIs in standard transactions by May 23, 2007.
     We maintain a HIPAA committee that is charged with evaluating and monitoring our compliance with HIPAA. The HIPPA committee monitors HIPAA’s regulations as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition or results of operations. We cannot estimate the cost of compliance with standards that have not been issued or finalized by the Department of Health and Human Services.
Compliance Program
Our Compliance Program
     In late 1998, we voluntarily adopted our code of conduct. The code is reviewed and amended as necessary and is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a compliance committee, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code’s policies.
Operating Our Compliance Program
     We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual employee actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives, with the assistance of corporate experts, designed the programs of the compliance committee. We utilize facility leaders for employee-level implementation of our code of conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.
Compliance Committee
     Our compliance committee is made up of members of our senior management and in-house counsel. The compliance committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the HIPAA committee meets on a regular basis to review compliance with HIPAA regulations and provides reports to the compliance committee.
Compliance Issue Reporting
     In order to facilitate our employees’ ability to report known, suspected or potential violations of our code of conduct, we have developed a system of anonymous reporting. This anonymous reporting may be accomplished through our toll free compliance hotline, compliance e-mail address or our compliance post office box. The compliance officer and the compliance committee are responsible for reviewing and investigating each compliance incident in accordance with the compliance department’s investigation policy.
Compliance Monitoring and Auditing / Comprehensive Training and Education
     Monitoring reports and the results of compliance for each of our business segments are reported to the compliance committee on a quarterly basis. We train and educate our employees regarding the code of conduct, as well as the legal and regulatory requirements relevant to each employee’s work environment. New and current employees are required to sign a compliance certification form certifying that the employee has read, understood and has agreed to abide by the code of conduct. Additionally, all employees are required to re-certify compliance with the code on an annual basis.
Policies and Procedures Reflecting Compliance Focus Areas
     We review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the on-going compliance focus areas which have been identified by the compliance committee.
Internal Audit
     In addition to and in support of the efforts of our compliance department, during 2001 we established an internal audit function. The compliance officer manages the combined Compliance and Audit Department and meets with the audit committee of the board of directors on a quarterly basis to discuss audit results.
ITEM 1A. RISK FACTORS
     Our business involves a number of risks, some of which are beyond our control. The risk and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we do not currently know or that we currently believe to be immaterial may also adversely affect our business.
     Compliance with changes in federal regulations applicable to long-term acute care hospitals operated as “hospitals within hospitals” or as “satellites” will result in increased capital expenditures and may have an adverse effect on our future net operating revenues and profitability.
     On August 11, 2004, the Centers for Medicare & Medicaid Services, also known as CMS, published final regulations applicable to long-term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites” (collectively referred to as “HIHs”). HIHs are separate hospitals located in space leased from, and located in or on the same campus of, general acute care hospitals, known as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final regulations, subject to certain exceptions, provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all but two of our then existing HIHs, the Medicare admissions thresholds are phased-in over a four-year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (i) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold was the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (ii) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (iii) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (iv) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital, but in no event is the Fiscal 2004 Percentage less than 25%. At December 31, 2006, 79 of our 92 long-term acute care hospitals operated as HIHs.

     During the year ended December 31, 2006, we recorded a liability of approximately $4.6 million related to estimated repayments to Medicare for host admissions exceeding an HIH hospital’s threshold. The liability has been recorded through a reduction in our net revenue. Because these rules are complex and are based on the volume of Medicare admissions from our host hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, we expect the financial impact to increase as the Medicare admissions thresholds decline during the phase-in of the regulations.
     In order to minimize the impact of the HIH regulations, we have developed and are currently implementing a business plan and strategy in each of our markets to adapt to the HIH admission regulations. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. There can be no assurance that we can successfully implement such changes to our existing HIH business model or successfully control the capital expenditures associated with such changes. As a result, our ability to operate our long-term acute care hospitals effectively and our net operating revenues and profitably may be adversely affected. For example, because physicians generally direct the majority of hospital admissions, our net operating revenues and profitability may decline if the relocation efforts for certain of our HIHs adversely affect our relationships with the physicians in those communities. In addition, if CMS implements the February 2007 proposed additional regulatory changes regarding admissions to long-term acute care hospitals, our plan will have to be revised.
     Government implementation of recent changes to Medicare’s method of reimbursing our long-term acute care hospitals will reduce our future net operating revenues and profitability.
     All Medicare payments to our long-term acute care hospitals are made in accordance with a prospective payment system specifically applicable to long-term acute care hospitals, referred to as “LTCH-PPS.” Under LTCH-PPS, a long-term acute care hospital is paid a pre-determined fixed amount depending upon the long-term care diagnosis-related group, or “LTC-DRG,” to which each patient is assigned. LTCH-PPS includes special payment policies that adjust the payments for some patients based on a variety of factors. On May 2, 2006, CMS released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). The May 2006 final rule makes several changes to LTCH-PPS payment methodologies and amounts.
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
     In its February 2007 proposed rule, CMS also stated that it was considering a new limitation for short-stay outlier cases. Specifically, CMS stated that it was considering an approach by which payment for each short-stay outlier case having a length of stay that is shorter than an “IPPS Comparable Threshold” would be limited to a per diem amount comparable to the per diem payment under IPPS for the same DRG. The IPPS Comparable Threshold would be the average length of stay in a general acute care hospital plus one standard deviation for the same DRG.
     In addition, for discharges occurring on or after July 1, 2006, the May 2006 final rule provides for (i) a zero-percent update for the 2007 LTCH-PPS rate year to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments; (ii) the elimination of the surgical case exception to the three-day or less interruption of stay policy, under which surgical exception Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iii) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for the 2007 LTCH-PPS rate year.
     CMS estimated that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high-cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. For the year ended December 31, 2006, we estimate the reduction in Medicare payment for discharges occurring since the implementation of the May 2006 rule change on July 1, 2006 approximated $14.0 million. Additionally, had CMS updated the LTCH-PPS standard federal rate by the 2007 estimated market basket index of 3.4 percent rather than applying the zero-percent update, we estimate that we would have received approximately $31.0 million in additional annual Medicare revenues, based on our historical Medicare patient volumes and revenues (such revenues would have been paid to our hospitals for discharges beginning on or after July 1, 2006).
     On August 18, 2006, CMS published the IPPS final rule for fiscal year 2007, which included an update of the LTC-DRG relative weights for fiscal year 2007. In addition to other reductions in payments, CMS estimates the changes to the relative weights in the August 2006 final rule will reduce LTCH Medicare payments-per-discharge by approximately 1.3 percent in fiscal year 2007. See “Business — Specialty Hospitals — Recent Long-Term Acute Care Hospital Regulatory Developments” and “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long-term acute care hospital Medicare reimbursement.”
     If our long-term acute care hospitals fail to maintain their certifications as long-term acute care hospitals or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.
     As of December 31, 2006, 89 of our 92 long-term acute care hospitals were certified by Medicare as long-term acute care hospitals, and three more were in the process of becoming certified as Medicare long-term acute care hospitals. If our long-term acute care hospitals fail to meet or maintain the standards for certification as long-term acute care hospitals, namely minimum average length of patient stay, they will receive payments under the prospective payment system applicable to general acute care hospitals rather than payment under the system applicable to long-term acute care hospitals. Payments at rates applicable to general acute care hospitals would result in our long-term acute care hospitals receiving less Medicare reimbursement than they currently receive for their patient services.
     In its preamble to the May 2006 final rule updating the long-term acute care Medicare prospective payment system, CMS discussed the contract that it has awarded to Research Triangle Institute, International, or RTI, to examine recommendations made by the Medicare Payment Advisory Commission, or MedPAC, concerning how long-term acute care hospitals are defined and differentiated from other types of Medicare providers. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. In its June 2004 “Report to Congress,” MedPAC recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for long-term acute care hospitals in order to ensure that only appropriate patients are admitted to these facilities. RTI’s January 2007 Phase II report entitled “Long-Term Care Hospital (LTCH) Payment System Monitoring and Evaluation” was delivered to CMS. While acknowledging that RTI’s findings are expected to have a substantial impact on future Medicare policy for long-term acute care hospitals, CMS previously stated in the May 2006 final rule that many of the specific payment adjustment features of LTCH-PPS presently in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for long-term acute care hospitals. In the February 2007 proposed rule, CMS acknowledged that RTI’s recommendations would require further study and, in some instances, action by Congress in order to accomplish certain recommendations. RTI has solicited on-going involvement of physicians familiar with LTCH type patients for participation in a technical expert panel to further develop its recommendations. Failure to meet existing long-term acute care certification criteria or implementation of additional criteria that would limit the population of patients eligible for our hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenues and profitability.
     At December 31, 2006, 79 of our 92 long-term acute care hospitals operate as HIHs and as a result are subject to additional Medicare criteria that require certain indications of separateness from the host hospital. If any of our long-term acute care HIHs fail to meet the separateness requirements, they will be reimbursed at the lower general acute care IPPS rate, which would cause our net operating revenues and profitability to decrease. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long-term acute care hospital Medicare reimbursement.”
     Implementation of modifications to the admissions policies for our inpatient rehabilitation facilities as required in order to achieve compliance with Medicare regulations may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability.
     As of December 31, 2006, our four acute medical rehabilitation hospitals were certified by Medicare as inpatient rehabilitation facilities. Under the historic inpatient rehabilitation facility, or IRF, certification criteria that had been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of ten conditions specified in the regulations (referred to as the “75% test”). In 2002, CMS became aware that its various contractors were using inconsistent methods to assess compliance with the 75% test and that many inpatient rehabilitation facilities were not in compliance with the 75% test. In response, in June 2002, CMS suspended enforcement of the 75% test and, on September 9, 2003, proposed modifications to the regulatory standards for certification as an IRF. Notwithstanding concerns stated by the industry and Congress in late 2003 and early 2004 about the adverse impact that CMS’s proposed changes and renewed enforcement efforts might have on access to inpatient rehabilitation facility services, and notwithstanding Congressional requests that CMS delay implementation of or changes to the 75% test for additional study of clinically appropriate certification criteria, on May 7, 2004, CMS adopted a final rule that made significant changes to the certification standard. CMS temporarily lowered the 75% compliance threshold to 50%, with a gradual increase back to 75% over the course of a four-year period. CMS also expanded from 10 to 13 the number of medical conditions used to determine compliance with the 75% test (or any phase-in percentage) and finalized the conditions under which comorbidities may be used to satisfy the 75% test. Finally, CMS changed the timeframe used to determine a provider’s compliance with the inpatient rehabilitation facility criteria including the 75% test so that any changes in a facility’s certification based on compliance with the 75% test may be made effective in the cost reporting period immediately following the review period for determining compliance. Congress temporarily suspended enforcement of the 75% test when it enacted the Consolidated Appropriations Act, 2005, which required the Secretary of Health and Human Services to respond within 60 days to a report by the Government Accountability Office, or GAO, on the standards for defining inpatient rehabilitation services before the Secretary may terminate a hospital’s designation as an inpatient rehabilitation facility for failure to meet the 75% test. The GAO issued its report on April 22, 2005, and recommended that CMS, based on further research, refine the 75% test to describe more thoroughly the subgroups of patients within the qualifying conditions that are appropriate for care in an inpatient rehabilitation facility. The Secretary issued a formal response to the GAO study on June 24, 2005, in which it concluded that the revised inpatient rehabilitation facility certification standards, including the 75% test, were consistent with the recommendations in the GAO report. In light of this determination, the Secretary announced that CMS would immediately begin enforcement of the revised certification standards.
     Subsequently, under the Deficit Reduction Act of 2005, enacted on February 8, 2006, Congress extended the phase-in period for the 75% test by maintaining the compliance threshold at 60% (rather than increasing it to 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold then increases to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008.
     The inpatient rehabilitation facilities we acquired as part of our Kessler acquisition in September 2003 may not have fully met the historic standard. In order to achieve compliance with the revised 75% test, it may be necessary for us to implement more restrictive admissions policies at our inpatient rehabilitation facilities and not admit patients whose diagnoses fall outside the specified conditions. Such policies may result in decreased patient volumes, which could have a negative effect on the financial performance of these facilities. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Inpatient rehabilitation facility Medicare reimbursement.”
     Implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability.
     Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. Congress has established annual caps that limit the amounts that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. These annual caps were to go into effect on January 1, 1999; however, after their adoption, Congress imposed a moratorium on the caps through 2002, and then re-imposed the moratorium for 2004 and 2005. Congress allowed the therapy caps to go back into effect on January 1, 2006. The inflation adjusted caps were $1,740 in 2006 and are $1,780 in 2007. As directed by Congress in the Deficit Reduction Act of 2005, CMS has implemented an exception process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The Tax Relief and Health Care Act of 2006 extends the therapy cap exception process through 2007.
     We believe these therapy caps could have an adverse effect on the net operating revenues we generate from providing outpatient rehabilitation services to Medicare beneficiaries, to the extent that such patients receive services for which total payments would exceed the annual caps. For the year ended December 31, 2006, we received approximately 8% of our outpatient rehabilitation net operating revenues from Medicare. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Outpatient rehabilitation services Medicare reimbursement.”
     If there are changes in the rates or methods of government reimbursements for our services, our net operating revenues and profitability could decline.
     Approximately 53% of our net operating revenues for the year ended December 31, 2006 came from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the

Medicare program. Additional changes to these payment systems, including modifications to the conditions on qualification for payment and the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either in Congress or by CMS. Because of the possibility of adoption of changes in applicable regulations, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change at any time. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.
     If the February 2007 proposed rule is adopted as proposed, several changes to LTCH-PPS payment methodologies and amounts will be implemented during RY 2008 (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). The final rule, which may differ from the proposed rule, is expected to be published in May of 2007. Compliance with the final rule and any changes to LTCH-PPS may have an adverse effect on our future net operating revenues and profitability.
     For cost reporting periods beginning on or after July 1, 2007, the February 2007 proposed rule would expand the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. (Currently, the admissions threshold is applicable only to Medicare HIH admissions from hospitals co-located with a LTCH or satellite of an LTCH.) If the proposed rule is adopted, free-standing LTCHs and grandfathered LTCH HIHs would be subject to the Medicare admission threshold, as well as HIHs and satellites that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed 25% or the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. The percentage threshold for long-term acute care hospital discharges from a referring hospital that is an “MSA-dominant” hospital or a single urban hospital would be the percentage of total Medicare discharges in the metropolitan statistical area (“MSA”) that are from the referring hospital, but no less than 25% nor more than 50%. For Medicare discharges from LTCHs or LTCH satellites located in rural areas, as defined by the Office of Management and Budget, the percentage threshold would be 50% from any individual referring hospital. Cases admitted in excess of the applicable threshold would be reimbursed at a rate comparable to the general acute care IPPS. Cases that reach outlier status in the discharging hospital would not count toward the limit and would be paid under LTCH-PPS. CMS estimates the impact of the expansion of the Medicare admission threshold would result in a reduction of 2.2% of the aggregate payments to all LTCHs in RY 2008.
     If the February 2007 proposed rule is adopted, existing free-standing LTCHs and grandfathered LTCH HIHs would be subject to an abbreviated phase-in. For a cost reporting period beginning on or after July 1, 2007 and before October 1, 2007, the applicable percentage threshold would be the lesser of LTCH or LTCH satellite’s Medicare discharges admitted from the referring hospital during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005 or 50%. For cost reporting periods beginning on or after October 1, 2007, the applicable percentage threshold would be 25%. The same abbreviated phase-in would apply to Medicare discharges of HIHs and satellites that were admitted from a non-co-located hospital. Of the 92 long-term acute care hospitals we operated as of December 31, 2006, 13 were operated as free-standing facilities and two qualified as grandfathered LTCH HIHs. If adopted, the February 2007 proposed rule may adversely affect our plan to relocate certain facilities to free-standing locations and could adversely effect our net operating revenues and profitability.

     We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.
     The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:
•	facility and professional licensure, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral;

•	addition of facilities and services and enrollment of newly developed facilities in the Medicare program;

•	payment for services; and

•	safeguarding protected health information.
     Recently, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs, increase our operating expenses and reduce our operating revenues. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to an investigation or other enforcement action under these laws or regulations. See “Business — Government Regulations.”
     Future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.
     As part of our growth strategy, we may pursue acquisitions of specialty hospitals, outpatient rehabilitation clinics and other related health care facilities and services, such as Select’s pending acquisition of HealthSouth’s outpatient rehabilitation division. These acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions involve numerous risks, including:
•	the difficulty and expense of integrating acquired personnel into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.
     We cannot assure you that we will succeed in obtaining financing for acquisitions at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired hospitals and outpatient rehabilitation clinics profitably or succeed in achieving improvements in their financial performance.
     Future cost containment initiatives undertaken by private third-party payors may limit our future net operating revenues and profitability.
     Initiatives undertaken by major insurers and managed care companies to contain healthcare costs affect the profitability of our specialty hospitals and outpatient rehabilitation clinics. These payors attempt to control healthcare costs by contracting with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.
     If we fail to maintain established relationships with the physicians in our markets, our net operating revenues may decrease.
     Our success is, in part, dependent upon the admissions and referral practices of the physicians in the communities our hospitals and our outpatient rehabilitation clinics serve, and our ability to maintain good relations with these physicians. Physicians referring patients to our hospitals and clinics are generally not our employees and, in many of the markets that we serve, most physicians have admitting privileges at other hospitals and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our hospitals’ admissions and clinics’ businesses may decrease, and our net operating revenues may decline.
     Shortages in qualified nurses or therapists could increase our operating costs significantly.
     Our specialty hospitals are highly dependent on nurses for patient care and our outpatient rehabilitation clinics are highly dependant on therapists for patient care. The availability of qualified nurses and therapists nationwide has declined in recent years, and the salaries for nurses and therapists have risen accordingly. We cannot assure you we will be able to attract and retain qualified nurses or therapists in the future. Additionally, the cost of attracting and retaining nurses and therapists may be higher than we anticipate, and as a result, our profitability could decline.
     Competition may limit our ability to acquire hospitals and clinics and adversely affect our growth.
     We have historically faced limited competition in acquiring specialty hospitals and outpatient rehabilitation clinics, but we may face heightened competition in the future. Our competitors may acquire or seek to acquire many of the hospitals and clinics that would be suitable acquisition candidates for us. In addition, in recent years we have experienced increased competition for hospitals and clinics that would be suitable acquisition candidates for us from financial buyers. This increased competition could hamper our ability to acquire companies because we are outbid, or such increased competition may cause us to pay a higher price than we would otherwise pay in a less competitive environment. Increased competition from both strategic and financial buyers could limit our ability to grow by acquisitions or make our cost of acquisitions higher and therefore decrease our profitability.
     If we fail to compete effectively with other hospitals, clinics and healthcare providers, our net operating revenues and profitability may decline.
     The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics and other healthcare providers for patients. If we are unable to compete effectively in the specialty hospital and outpatient rehabilitation businesses, our net operating revenues and profitability may decline. Many of our specialty hospitals operate in geographic areas where we compete with at least one other hospital that provides similar services. Our outpatient rehabilitation clinics face competition from a variety of local and national outpatient rehabilitation providers. Other outpatient rehabilitation clinics in markets we serve may have greater name recognition and longer operating histories than our clinics. The managers of these clinics may also have stronger relationships with physicians in their communities, which could give them a competitive advantage for patient referrals.
     Our business operations could be significantly disrupted if we lose key members of our management team.
     Our success depends to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate four key employees, Rocco A. Ortenzio, Robert A. Ortenzio, Patricia A. Rice and Martin F. Jackson. We currently have an employment agreement in place with each of Messrs. Rocco and Robert Ortenzio and Ms. Rice and a change in control agreement with Mr. Jackson. Each of these individuals also has a significant equity ownership in Holdings. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals, due to their experience, reputation in the industry and special role in our operations. The loss of the services of any of these individuals would disrupt significant aspects of our business, could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.
     Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.
     In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits.
     We maintain professional malpractice liability insurance and general liability insurance coverages under a combination of policies with a total annual aggregate limit of $30 million. Our insurance for the professional liability coverage is written on a “claims-made” basis and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages are generally subject to a self-insured retention of $2 million per medical incident for professional liability claims and $2 million per occurrence for general liability claims. In recent years, many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of rising settlement costs. In some instances, insurance underwriters will no longer underwrite risk in certain states that have a history of high medical malpractice awards. There can be no assurance that in the future, malpractice insurance will be available in certain states nor that we will be able to obtain insurance coverage at a reasonable price. Since our professional liability insurance is on a claims-made basis, any failure to obtain malpractice insurance in any state in the future would increase our exposure not only to claims arising in the future in such state but also to claims arising from injuries that may have already occurred but which had not been reported during the period in which we previously had insurance coverage in that state. In addition, our insurance coverage does not cover punitive damages and may not cover all claims against us. See “Business — Government Regulations — Other Healthcare Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Medical and Professional Malpractice Insurance.”

     The interests of our principal stockholders may conflict with your interests.
     An investor group led by Welsh Carson and Thoma Cressey Bravo (“Thoma Cressey”) owns substantially all of the outstanding equity securities of Holdings. Welsh Carson controls a majority of the voting power of such outstanding equity securities and therefore ultimately controls all of our affairs and policies, including the election of our board of directors, the approval of certain actions such as amending our charter, commencing bankruptcy proceedings and taking certain corporate actions (including, without limitation, incurring debt, issuing stock, selling assets and engaging in mergers and acquisitions), and appointing members of our management. Welsh Carson’s interests in exercising control over our business may conflict with your interests.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own each of our four inpatient rehabilitation facilities and seven of our long-term acute care hospitals. We also had ten facilities at December 31, 2006 under construction that will house either new specialty hospitals or relocations of existing specialty hospitals.
     We lease all of our outpatient rehabilitation clinics and related offices, which, as of December 31, 2006, included 544 outpatient rehabilitation clinics throughout the United States. Our outpatient rehabilitation clinics generally have a five-year lease term and include options to renew. We also lease the majority of our long-term acute care hospital facilities except for the facilities described above. As of December 31, 2006, we had 79 hospital within a hospital leases and six free-standing building leases.
     We generally seek a five-year lease for our long-term acute care hospitals operated as HIHs, with an additional five-year renewal at our option. We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 92,145 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2006, this comprised 15 locations throughout the United States with approximately 86,946 square feet in total.
     The following is a list of our hospitals and the number of beds at each hospital as of December 31, 2006.

Hospital Name	City	State	Beds
Select Specialty Hospital — Birmingham	Birmingham	AL	38
Select Specialty Hospital — Fort Smith	Fort Smith	AR	34
Select Specialty Hospital — Little Rock	Little Rock	AR	43
Select Specialty Hospital — Little Rock/ BMC	Little Rock	AR	37
Select Specialty Hospital — Arizona (Mesa Campus)	Mesa	AZ	37
Select Specialty Hospital — Arizona (Phoenix Downtown Campus)	Phoenix	AZ	33
Select Specialty Hospital — Phoenix	Phoenix	AZ	48
Select Specialty Hospital — Arizona (Scottsdale Campus)	Scottsdale	AZ	29
Select Specialty Hospital — Colorado Springs	Colorado Springs	CO	30
Select Specialty Hospital — Denver	Denver	CO	37
Select Specialty Hospital — Denver (South Campus)	Denver	CO	28
Select Specialty Hospital — Wilmington	Wilmington	DE	35
Select Specialty Hospital — Miami	Miami	FL	40
Select Specialty Hospital — Orlando	Orlando	FL	35
Select Specialty Hospital — Panama City	Panama City	FL	30
Select Specialty Hospital — Atlanta	Atlanta	GA	30
Select Specialty Hospital — Augusta	Augusta	GA	35
Select Specialty Hospital — Augusta/ UH	Augusta	GA	30
Select Specialty Hospital — Savannah	Savannah	GA	30
Select Specialty Hospital — Quad Cities	Davenport	IA	50
Select Specialty Hospital — Beech Grove	Beech Grove	IN	40
Select Specialty Hospital — Bloomington	Bloomington	IN	30
Select Specialty Hospital — Evansville	Evansville	IN	35
Select Specialty Hospital — Fort Wayne	Fort Wayne	IN	32
Select Specialty Hospital — Northwest Indiana	Hammond	IN	70
Select Specialty Hospital — Indianapolis	Indianapolis	IN	54
Select Specialty Hospital — Kansas City	Kansas City	KS	40
Select Specialty Hospital — Topeka	Topeka	KS	34
Select Specialty Hospital — Wichita	Wichita	KS	35
Select Specialty Hospital — Wichita (Central Campus)	Wichita	KS	30
Select Specialty Hospital — Lexington	Lexington	KY	41
Select Specialty Hospital — New Orleans	Metairie	LA	31
Select Specialty Hospital — Battle Creek	Battle Creek	MI	32
Select Specialty Hospital — Northwest Detroit	Detroit	MI	36
Select Specialty Hospital — Flint	Flint	MI	32
Select Specialty Hospital — Grosse Point	Grosse Point	MI	30
Select Specialty Hospital — Kalamazoo	Kalamazoo	MI	25
Select Specialty Hospital — Macomb County	Mount Clemens	MI	36
Select Specialty Hospital — Western Michigan	Muskegon	MI	31
Select Specialty Hospital — Pontiac	Pontiac	MI	30
Select Specialty Hospital — Saginaw	Saginaw	MI	32
Select Specialty Hospital — Wyandotte	Wyandotte	MI	35
Select Specialty Hospital — Ann Arbor	Ypsilanti	MI	36
Select Specialty Hospital — Western Missouri	Kansas City	MO	34
Select Specialty Hospital — St. Louis	St. Louis	MO	33
Select Specialty Hospital — Gulf Coast	Gulfport	MS	39
Select Specialty Hospital — Jackson	Jackson	MS	53
Select Specialty Hospital — Durham	Durham	NC	30
Select Specialty Hospital — Winston-Salem	Winston-Salem	NC	42
Select Specialty Hospital — Omaha (North Campus)	Omaha	NE	36
Select Specialty Hospital — Omaha (South Campus)	Papillion	NE	40
Select Specialty Hospital — Northeast New Jersey	Belleville	NJ	62
Kessler Institute for Rehabilitation (Welkind Campus)	Chester	NJ	72

Hospital Name	City	State	Beds
Kessler Institute for Rehabilitation (East Campus)	East Orange	NJ	78
Kessler Institute for Rehabilitation (North Campus)	Saddle Brook	NJ	92
Kessler Institute for Rehabilitation (West Campus)	West Orange	NJ	80
Select Specialty Hospital — Akron/ SHS	Akron	OH	34
Select Specialty Hospital — Northeast Ohio (Akron Campus)	Akron	OH	31
Select Specialty Hospital — Northeast Ohio (Canton Campus)	Canton	OH	30
Select Specialty Hospital — Cincinnati	Cincinnati	OH	36
Select Specialty Hospital — Columbus (Grant Campus)	Columbus	OH	60
Select Specialty Hospital — Columbus (Mt. Carmel Campus)	Columbus	OH	24
Select Specialty Hospital — Columbus/ East	Columbus	OH	36
Select Specialty Hospital — Youngstown	Youngstown	OH	31
Select Specialty Hospital — Zanesville	Zanesville	OH	35
Select Specialty Hospital — Oklahoma City	Oklahoma City	OK	72
Select Specialty Hospital — Tulsa	Tulsa	OK	30
Select Specialty Hospital — Central Pennsylvania (Camp Hill Campus)	Camp Hill	PA	31
Select Specialty Hospital — Danville	Danville	PA	30
Select Specialty Hospital — Erie	Erie	PA	50
Select Specialty Hospital — Greensburg	Greensburg	PA	31
Select Specialty Hospital — Johnstown	Johnstown	PA	39
Select Specialty Hospital — Lancaster	Lancaster	PA	30
Select Specialty Hospital — McKeesport	McKeesport	PA	30
Select Specialty Hospital — Pittsburgh/ UPMC	Pittsburgh	PA	32
Select Specialty Hospital — Central Pennsylvania (York Campus)	York	PA	23
Select Specialty Hospital — Sioux Falls	Sioux Falls	SD	24
Select Specialty Hospital — TriCities	Bristol	TN	33
Select Specialty Hospital — Knoxville	Knoxville	TN	35
Select Specialty Hospital — Knoxville (U.T. Campus)	Knoxville	TN	25
Select Specialty Hospital — North Knoxville	Knoxville	TN	33
Select Specialty Hospital — Memphis	Memphis	TN	37
Select Specialty Hospital — Nashville	Nashville	TN	37
Select Specialty Hospital — Dallas	Carrollton	TX	60
Select Specialty Hospital — Conroe	Conroe	TX	46
Select Specialty Hospital — South Dallas	DeSoto	TX	100
Select Specialty Hospital — Houston (Houston Heights)	Houston	TX	130
Select Specialty Hospital — Houston (Houston Medical Center)	Houston	TX	86
Select Specialty Hospital — Houston (Houston West)	Houston	TX	56
Select Specialty Hospital — Longview	Longview	TX	32
Select Specialty Hospital — Midland	Midland	TX	29
Select Specialty Hospital — San Antonio	San Antonio	TX	44
Select Specialty Hospital — Madison	Madison	WI	23
Select Specialty Hospital — Milwaukee (St. Luke’s Campus)	Milwaukee	WI	29
Select Specialty Hospital — Milwaukee	West Allis	WI	34
Select Specialty Hospital — Charleston	Charleston	WV	32

Total Beds			3,867

ITEM 3. LEGAL PROCEEDINGS
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, failure to disclose alleged improper revenue practices, and the issuance of false and misleading statements about the financial outlook of Select. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. We believe that the allegations in the amended complaint are without merit and intend to vigorously defend against this action. In April 2006, the Court granted in part and denied in part Select’s and the individual officers’ preliminary motion to dismiss the amended complaint. In February 2007, the Court vacated in part its previous decision on the Company’s and the individual officers’ motion to dismiss and dismissed plaintiffs’ claims regarding Select’s alleged improper revenue practices. Select and the individual officers have answered the amended complaint and the case has moved to the discovery and class certification phase. We do not believe this claim will have a material adverse effect on our financial position or results of operations. However, due to the uncertain nature of such litigation, we cannot predict the outcome of this matter.
     We are subject to legal proceedings and claims that arise in the ordinary course of our business, which include malpractice claims covered under insurance policies. In our opinion, the outcome of these actions will not have a material adverse effect on our financial position or results of operations.
     To cover claims arising out of the operations of our hospitals and outpatient rehabilitation facilities, we maintain professional malpractice liability insurance and general liability insurance. We also maintain umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by our other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions as well as the cost and possible lack of available insurance could subject us to substantial uninsured liabilities.
     Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against Select has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, we do not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. We have received subpoenas for patient records and other documents apparently related to the federal government’s investigation. We believe that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of our Las Vegas, Nevada subsidiary who were terminated by Select in 2001 and a former employee of our Florida subsidiary who we asked to resign. Select sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and our lawsuit has been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, we cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against us. While litigation is inherently uncertain, we believe, based on our prior experiences with qui tam cases and the limited information currently available to us, that this qui tam action will not have a material adverse effect on us.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to a vote of security holders of the Company during the three months ended December 31, 2006.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no public trading market for our equity securities. As of December 31, 2006, there were 134 holders of our common stock.
     Select’s senior secured credit facility contains customary restrictions on its ability, and the ability of certain of our subsidiaries to declare or pay any dividends. The indentures governing Select’s 7 5/8% senior subordinated notes due 2015 and our senior floating rate notes due 2015 contain customary terms restricting our ability and the ability of certain of our subsidiaries to declare or pay any dividends.
ITEM 6. SELECTED FINANCIAL DATA
     You should read the following selected consolidated historical financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All of these materials are contained in this report. The data for the years ended December 31, 2002, 2003 and 2004, for the period from January 1 through February 24, 2005 (the “Predecessor”), for the period from February 25 through December 31, 2005 and for the year ended December 31, 2006 (the “Successor”) have been derived from our audited consolidated financial statements.

	Predecessor				Successor
				Period from	Period from
				January 1	February 25
				through	through	Year ended
	Year Ended December 31,			February 24,	December 31,	December
	2002	2003	2004	2005	2005	31, 2006
	(in thousands, except ratios)
Statement of Operations Data:
Net operating revenues	$1,086,894	$1,341,657	$1,601,524	$277,736	$1,580,706	$1,851,498
Operating expenses(1)(2)	966,596	1,165,814	1,340,068	373,418	1,322,068	1,546,956
Depreciation and amortization	25,071	33,663	38,951	5,933	37,922	46,668

Income (loss) from operations	95,227	142,180	222,505	(101,615)	220,716	257,874
Loss on early retirement of debt(3)	—	—	—	(42,736)	—	—
Merger related charges(4)	—	—	—	(12,025)	—	—
Equity in income from joint ventures	—	824	—	—	—	—
Other income	—	—	1,096	267	1,092	—
Interest expense, net(5)	(25,293)	(24,499)	(30,716)	(4,128)	(101,441)	(130,538)

Income (loss) from continuing operations before minority interests and income taxes	69,934	118,505	192,885	(160,237)	120,367	127,336
Minority interests(6)	1,404	1,661	2,608	330	1,776	1,414

Income (loss) from continuing operations before income taxes	68,530	116,844	190,277	(160,567)	118,591	125,922
Income tax provision (benefit)	26,822	46,238	76,551	(59,794)	49,336	43,521

Income (loss) from continuing operations	41,708	70,606	113,726	(100,773)	69,255	82,401
Income from discontinued operations, net of tax	2,523	3,865	4,458	522	3,072	12,478

Net income (loss)	44,231	74,471	118,184	(100,251)	72,327	94,879
Less: Preferred dividends	—	—	—	—	23,519	22,663

Net income (loss) available to common stockholders	$44,231	$74,471	$118,184	$(100,251)	$48,808	$72,216

Other Financial Data:
Capital expenditures	$43,183	$35,852	$32,626	$2,586	$107,360	$155,096
Ratio of earnings to fixed charges(7)	2.3x	3.1x	3.9x	n/a	1.7x	1.6x
Cash Flow Data:
Net cash provided by operating activities	$120,812	$246,248	$174,276	$19,056	$38,155	$227,651
Net cash used in investing activities	(54,048)	(261,452)	(28,959)	(110,757)	(110,054)	(81,481)
Net cash provided by (used in) financing activities	(21,423)	124,318	(63,959)	94	(48,604)	(100,466)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$56,062	$165,507	$247,476		$35,861	$81,600
Working capital	130,621	188,380	313,715		77,556	27,904
Total assets	739,059	1,078,998	1,113,721		2,168,385	2,182,524
Total debt	260,217	367,503	354,590		1,628,889	1,538,503
Total stockholders’ equity	286,418	419,175	515,943		(244,658)	(169,139)

(1)	Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(2)	Includes stock compensation expense related to the repurchase of outstanding stock options in the Predecessor period from January 1, 2005 through February 24, 2005, compensation expense related to restricted stock, stock options and long-term incentive compensation in the Successor period from February 25, 2005 through December 31, 2005, and compensation related to restricted stock and stock options in the Successor period for the year ended December 31, 2006.

(3)	In connection with the Merger, Select tendered for all of its 9 1/2% senior subordinated notes due 2009 and all of its 7 1/2% senior subordinated notes due 2013. The loss in the Predecessor period of January 1, 2005 through February 24, 2005 consists of the tender premium cost of $34.8 million and the remaining write-off of unamortized deferred financing costs of $7.9 million.

(4)	As a result of the Merger, Select incurred costs in the Predecessor period of January 1, 2005 through February 24, 2005 directly related to the Merger. This included the cost of the investment advisor hired by the special committee of Select’s board of directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing relating to the Merger, cost associated with purchasing a six-year extended reporting period under our directors and officers liability insurance policy and other associated expenses.

(5)	Net interest equals interest expense minus interest income.

(6)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

(7)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income (loss) from continuing operations before income taxes, fixed charges, minority interest in income of subsidiaries and income (loss) from unconsolidated joint ventures. Fixed charges include preferred dividend requirements of subsidiaries, deemed dividends on preferred stock conversion, interest expense and the portion of operating rents that is deemed representative of an interest factor. For the period January 1, 2005 through February 24, 2005 (Predecessor period), the ratio coverage was less than 1:1. We would have had to generate additional earnings of approximately $160.3 million to achieve a coverage ratio of 1:1.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
     We are a leading operator of specialty hospitals and outpatient rehabilitation clinics in the United States. As of December 31, 2006, we operated 92 long-term acute care hospitals in 26 states, four acute medical rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities, in New Jersey and 544 outpatient rehabilitation clinics in 19 states, and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     On February 24, 2005, Select merged with a wholly-owned subsidiary of Holdings pursuant to which Select became a wholly-owned subsidiary of Holdings. Holdings’ primary asset is its investment in Select. Holdings is owned by an investor group that includes Welsh Carson, Thoma Cressey and members of our senior management. As a result of the Merger, Select’s assets and liabilities have been adjusted to their fair value as of the closing. We have also experienced an increase in our aggregate outstanding indebtedness as a result of the financing transactions associated with the Merger. Accordingly, our amortization expense and interest expense are higher in periods following the Merger. The excess of the total purchase price over the fair value of our tangible and identifiable intangible assets of $1.4 billion has been allocated to goodwill, which is the subject of an annual impairment test. In determining the total economic consideration to use for financial accounting purposes, we have applied guidance found in Financial Accounting Standards Board Emerging Issues Task Force Issue No. 88-16 “Basis in Leveraged Buyout Transactions.” This has resulted in a portion of the equity related to our continuing stockholders to be recorded at the stockholder’s predecessor basis and a corresponding portion of the acquired assets to be recorded likewise.
     Although the Predecessor and Successor results are not comparable by definition due to the Merger and the resulting change in basis, for ease of comparison in the following discussion and to assist the reader in understanding our operating performance and operating trends, the financial data for the period after the Merger, February 25, 2005 through December 31, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined year ended December 31, 2005. The combined data is referred to herein as the combined year ended December 31, 2005. As a result of the Merger, interest expense, loss on early retirement of debt, merger related charges, stock compensation expense, long-term incentive compensation, depreciation and amortization have been impacted. We believe this combined presentation is a reasonable means of presenting our operating results.
     We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $1,851.5 million for the year ended December 31, 2006. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business for the year ended December 31, 2006.

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
Recent Trends and Events
CBIL Sale
     On March 1, 2006, we sold our wholly-owned subsidiary CBIL for approximately C$89.8 million in cash (US$79.0 million). At the time of the sale, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces and had approximately 1,000 employees. We conducted all of our Canadian operations through CBIL. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet. As a result of this transaction, we have recognized a gain on sale (net of tax) of $11.5 million in 2006.
Agreement to Purchase HealthSouth Corporation Outpatient Rehabilitation Division
     On January 27, 2007, Select entered into a Stock Purchase Agreement with HealthSouth Corporation (“HealthSouth”) pursuant to which Select agreed to acquire the outpatient rehabilitation division of HealthSouth for approximately $245.0 million. The purchase price is subject to adjustment based on the division’s net working capital on the closing date.
     The HealthSouth transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.
Agreement to Purchase Nexus Health Systems, Inc.
      On March 26, 2007, Select entered into a Stock Purchase Agreement with Nexus Health Systems, Inc. (“Nexus”), Neurobehavioral Management Services L.L.C., Nexus Health Inc. and the stockholders of Nexus Health Systems, Inc. to acquire substantially all of the assets of Nexus for approximately $49.0 million in cash plus the assumption of a capital lease. The purchase price is subject to adjustment based on Nexus’s net working capital, cash and indebtedness on the closing date.
      The Nexus transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.
Amendment to Credit Agreement
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increases the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxes certain financial covenants starting March 31, 2007 and waives Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provides to Select an incremental term loan of $100.0 million, the proceeds of which Select intends to use to pay a portion of the purchase price for the HealthSouth transaction.
Year Ended December 31, 2006
     For the year ended December 31, 2006, our net operating revenues decreased 0.4% to $1,851.5 million compared to $1,858.4 million for the combined year ended December 31, 2005. This decrease in net operating revenues resulted from a 2.2% decrease in our outpatient rehabilitation net revenues offset by a 0.4% increase in our specialty hospital net operating revenue. The decline in our outpatient rehabilitation net revenues resulted from a decline in the number of clinics we operate and in the number of visits occurring at the operating clinics. We had income from operations for the year ended December 31, 2006 of $257.9 million compared to $119.1 million for the combined year ended December 31, 2005. For the combined year ended December 31, 2005, we incurred $152.5 million of stock compensation costs as a result of the Merger and a non-recurring long-term incentive compensation payment of $14.5 million in September 2005. Interest expense for the year ended December 31, 2006 was $131.8 million compared to $106.9 million for the combined year end December 31, 2005. This increase resulted from higher average debt levels and interest rates experienced during the year ended December 31, 2006.
     Our cash flow from operations provided $227.7 million of cash for the year ended December 31, 2006.
Combined Year Ended December 31, 2005
     On January 1, 2005, we acquired SemperCare for approximately $100.0 million in cash. SemperCare operated 17 long-term acute care HIH hospitals in 11 states.
     For the combined year ended December 31, 2005, our net operating revenues increased 16.0% to $1,858.4 million compared to the year ended December 31, 2004. This increase in net operating revenues was principally attributable to our acquisition of SemperCare on January 1, 2005 and the growth in net operating revenues at our same store hospitals. This growth in net operating revenue was offset by a decline in our outpatient rehabilitation net operating revenues that resulted from a decline in the number of clinics we operate and in the volume of visits occurring at the clinics. We had income from operations for the combined year ended December 31, 2005 of $119.1 million compared to $222.5 million for the year ended December 31, 2004. The decline in income from operations was principally related to stock compensation costs of $152.5 million and a long-term incentive compensation payment of $14.5 million. For the combined year ended December 31, 2005, we also incurred a loss on early retirement of debt of $42.7 million related to the repayment of our 7 1/2% and 9 1/2% senior subordinated notes and other expenses related to the Merger of $12.0 million.
     Our cash flow from operations provided $57.2 million of cash for the combined year ended December 31, 2005, which includes $186.0 million in cash expenses related to the Merger.
Year Ended December 31, 2004
     In 2004, our net operating revenues increased 19.4%, income from operations increased 56.5%, and net income increased 58.7% over 2003. Our specialty hospital segment was the primary source of this growth. In our specialty hospital segment we experienced growth resulting from the addition of four inpatient rehabilitation facilities acquired through our September 2003 acquisition of Kessler Rehabilitation Corporation, growth from our hospitals opened in 2003 and 2004, and an increase in our revenue per patient day in our same store hospitals. Our outpatient segment experienced growth related primarily to the full year effect of the Kessler outpatient clinics in 2004. We also continued to experience significant cash flow from operations resulting from our growth in net income and a continued reduction in accounts receivable days outstanding.
Regulatory Changes
     August 2004 Final Rule. On August 11, 2004, CMS published final regulations applicable to long-term acute care hospitals that are operated as HIHs. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all but two of our then existing HIHs, the Medicare admissions thresholds are phased-in over a four-year period starting with hospital cost reporting periods that began on or after October 1, 2004. For discharges during the cost reporting period that began on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold was the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%. For discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%. For discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. The HIH regulations also established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas.
     During the year ended December 31, 2006, we recorded a liability of approximately $4.6 million related to estimated repayments to Medicare for host admissions exceeding an HIH hospital’s threshold. The liability has been recorded through a reduction in our net revenue. Because these rules are complex and are based on the volume of Medicare admissions from our host hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, we expect the financial impact to increase as the Medicare admissions thresholds decline during the phase-in of the regulations.
     August 2005 Final Rule. On August 12, 2005, CMS published the IPPS final rule for fiscal year 2006, which included an update of the LTC-DRG relative weights for fiscal year 2006. CMS estimated the changes to the relative weights would reduce LTCH Medicate payments-per-discharge by approximately 4.2 percent in fiscal year 2006.
     May 2006 Final Rule. On May 2, 2006, CMS released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007). For discharges occurring on or after July 1, 2006, the rule changed the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each SSO case. Payment for these patients had been based on the lesser of (1) 120 percent of the cost of the case; (2) 120 percent of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The May 2006 final rule modified the limitation in clause (1) above to reduce payment for SSO cases to 100 percent (rather than 120 percent) of the cost of the case. The final rule also added a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120 percent of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the LTC-DRG component will increase.
     In addition, for discharges occurring on or after July 1, 2006, the May 2006 final rule provided for (i) a zero-percent update to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments for the 2007 LTCH-PPS rate year; (ii) the elimination of the surgical case exception to the three-day or less interruption of stay policy, under which surgical exception Medicare reimburses a general acute care hospital directly for surgical services furnished to a long-term acute care hospital patient during a brief interruption of stay from the long-term acute care hospital, rather than requiring the long-term acute care hospital to bear responsibility for such surgical services; and (iii) increasing the costs that a long-term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for the 2007 LTCH-PPS rate year.
     CMS estimated that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high-cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. For the year ended December 31, 2006, we estimate the reduction in Medicare payment for discharges occurring since the implementation of the May 2006 rule change on July 1, 2006 approximated $14.0 million.
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
     August 2006 Final Rule. On August 18, 2006, CMS published the IPPS final rule for fiscal year 2007, which included an update of the LTC-DRG relative weights for fiscal year 2007. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 1.3 percent in fiscal year 2007. The August 2006 final rule also included changes to the diagnosis related groups in IPPS that apply to LTCHs, as the LTC-DRGs are based on the IPPS DRGs. CMS created twenty new DRGs and modified thirty-two others, including LTC-DRGs. Prior to the August 2006 final rule, certain HIHs that were in existence on or before September 30, 1995, and certain satellite facilities that were in existence on or before September 30, 1999, referred to as “grandfathered” HIHs or satellites, were not subject to certain HIH “separateness and control” requirements as long as the “grandfathered” HIHs or satellites continued to operate under the same terms and conditions, including the number of beds and square footage, in effect on September 30, 2003 (for grandfathered HIHs) or September 30, 1999 (for grandfathered satellites). These grandfathered HIHs were also not subject to the payment adjustments for discharged Medicare patients admitted from their host hospitals in excess of the specified percentage threshold, as discussed in the August 2004 rule above. The August 2006 final rule revised the regulations to provide grandfathered HIHs and satellites more flexibility in adjusting square footage upward or downward, or decreasing the number of beds without being subject to the “separateness and control” requirements and payment adjustment provisions. As of December 31, 2006, we operated two grandfathered LTCH HIHs.
     February 2007 Proposed Rule. On February 1, 2007, CMS published its proposed annual payment rate update for RY 2008 (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). If the rule is adopted as proposed, several changes to LTCH-PPS payment methodologies and amounts will be implemented during RY 2008. The final rule, which may differ from the proposed rule, is expected to be published in May of 2007. Compliance with the final rule and any changes to LTCH-PPS may have an adverse effect on our future net operating revenues and profitability.
Development of New Specialty Hospitals and Clinics
     We expect to continue evaluating opportunities to develop new long-term acute care hospitals and free-standing inpatient rehabilitation facilities. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth.
Critical Accounting Matters
Sources of Revenue
     Our net operating revenues are derived from a number of sources, including commercial, managed care, private and governmental payors. Our net operating revenues include amounts estimated by management to be reimbursable from each of the applicable payors and the federal Medicare program. Amounts we receive for treatment of patients are generally less than the standard billing rates. We account for the differences between the estimated reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues.
     Net operating revenues generated directly from the Medicare program from all segments represented approximately 53%, 56% and 50% of net operating revenues for the year ended December 31, 2006, the combined year ended December 31, 2005, and for the year ended December 31, 2004, respectively. Approximately 69%, 73% and 68% of our specialty hospital revenues for the year ended December 31, 2006, the combined year ended December 31, 2005, and for the year ended December 31,

2004, respectively, were received in respect of services provided to Medicare patients. For the years ended December 31, 2004 and 2006 and the combined year ended December 31, 2005, all of our Medicare payments were paid under a prospective payment system.
     The LTCH-PPS regulations also refined the criteria that must be met in order for a hospital to be certified as a long-term acute care hospital. For cost reporting periods beginning on or after October 1, 2002, a long-term acute care hospital must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. Previously, average lengths of stay were measured with respect to all patients.
     Most of our specialty hospitals receive bi-weekly periodic interim payments (“PIP”) from Medicare instead of being paid on an individual claim basis. Under a PIP payment methodology, Medicare estimates a hospital’s claim volume based on historical trends and periodically reconciles the differences between the actual claim data and the estimated payments. At each balance sheet date, we record the difference between our actual claims and the PIP payments as a receivable or payable from third-party payors on our balance sheet.
Contractual Adjustments
     Net operating revenues include amounts estimated by us to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through our internally developed systems. Within our hospital segment our billing system automatically calculates estimated Medicare reimbursement and associated contractual allowances. For non-governmental payors, we manually calculate the contractual allowance for each patient based upon the contractual provisions associated with the specific payor. In our outpatient segment, we perform provision testing, using internally developed systems, whereby we monitor a payors’ historical paid claims data and compare it against the associated gross charges. This difference is determined as a percentage of gross charges and is applied against gross billing revenue to determine the contractual allowances for the period. Additionally, these contractual percentages are applied against the gross receivables on the balance sheet to determine that adequate contractual reserves are maintained for the gross accounts receivables reported on the balance sheet. We account for any difference as additional contractual adjustments deducted from gross revenues to arrive at net operating revenues in the period that the difference is determined. The estimation processes described above and used in recording our contractual adjustments have historically yielded consistent and reliable results.
Allowance for Doubtful Accounts
     Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductible, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2006, deductible, co-payments and self-insured amounts owed by the patient accounted for approximately 0.9% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals or in the case of our outpatient rehabilitation clinics, we verify insurance coverage prior to their first therapy visit. Our estimate for the allowance for doubtful accounts is calculated by generally reserving as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

     We estimate bad debts for total accounts receivable within each of our operating units. We believe our policies have resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables (net of contractual allowances) which includes receivables from governmental agencies. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts.
     Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.
     The following table is an aging of our net (after allowances for contractual adjustments but before doubtful accounts) accounts receivable (in thousands):

	Balance as of December 31,
	2005		2006
		Over 90		Over 90
	0-90 Days	Days	0-90 Days	Days
Medicare and Medicaid	$111,707	$24,141	$56,558	$15,216
Commercial insurance, and other	131,087	64,754	116,552	66,907

Total net accounts receivable	$242,794	$88,895	$173,110	$82,123

     The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories is as follows:

	As of December 31,
	2005	2006
0 to 90 days	73.2%	67.8%
91 to 180 days	9.7%	10.8%
181 to 365 days	7.6%	8.4%
Over 365 days	9.5%	13.0%

Total	100.0%	100.0%

     The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by payor is as follows:

	As of December 31,
	2005	2006
Insured receivables	99.1%	99.1%
Self-pay receivables (including deductible and copayments)	0.9%	0.9%

Total	100.0%	100.0%

Insurance
     Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2006 and December 31, 2005, we have recorded a liability of $60.0 million and $55.7 million, respectively, for our estimated losses under these insurance programs.

Related Party Transactions
     We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $2.3 million and $2.0 million for the year ended December 31, 2006 and the combined year ended December 31, 2005, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments amount to $15.2 million through 2014. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. See also “Item 13. Certain Relationships and Related Transactions.”
Consideration of Impairment Related to Goodwill and Other Intangible Assets
     Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Our most recent impairment assessment was completed during the fourth quarter of 2006, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. With the exception of goodwill, the majority of our intangible assets are subject to amortization. The majority of our goodwill resides in our Specialty Hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations. In May 2006, CMS published its related final annual payment rate updates for the 2007 LTCH-PPS year. This rule made several changes to LTCH-PPS payment methodologies and amounts. As a result of these changes, we performed a goodwill impairment assessment in the third quarter of 2006, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005.
     To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, internal development of specialty hospitals and rehabilitation clinics, future EBITDA margin estimates, future selling, general and administrative expense rates and our weighted average cost of capital. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions, and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.
     On February 1, 2007, CMS published its proposed annual payment rate update for the 2008 LTCH-PPS rate year which begins on July 1, 2007. If the rule is adopted as proposed, several changes to LTCH-PPS payment methodologies and amounts will be implemented beginning on July 1, 2007. The final rule, which may differ from the proposed rule, is expected to be published in May 2007. When we performed our last impairment assessment in the fourth quarter of 2006, the fair value of our specialty hospital reporting unit exceeded its carrying value by approximately $32 million or 2%. If we determine that the final regulations will have a material adverse effect on our business, we will perform an impairment assessment to determine the reduction, if any, on our recorded goodwill. Any reduction in recorded goodwill will result in a charge to the income statement.

Realization of Deferred Tax Assets
     We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carryforwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period.
     At December 31, 2006, we had deferred tax assets in excess of deferred tax liabilities of approximately $10.5 million. This amount is net of approximately $14.4 million of valuation reserves related to state tax net operating losses that may not be realized.
Income Tax Reserves
     We record and review quarterly our estimated income tax reserves. Income tax reserves are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is probable that a liability has been incurred and the amount of the liability can be estimated. While we believe that our income tax reserves are adequate, the settlement of any such exposures at amounts that differ from current reserves may require us to materially increase or decrease our income tax reserves.

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

		Combined
	Fiscal Year Ended	Year Ended	Fiscal Year Ended
	December 31,	December 31,	December 31,
	2004	2005	2006
Specialty hospital data(1):
Number of hospitals — start of period	83	86	101
Number of hospital start-ups	4	—	3
Number of hospitals acquired	—	17	—
Number of hospitals closed	—	(2)	(4)
Number of hospitals consolidated	(1)	—	(4)

Number of hospitals — end of period	86	101	96

Available licensed beds	3,403	3,829	3,867
Admissions	33,523	39,963	39,668
Patient days	816,898	985,025	969,590
Average length of stay (days)	24	25	24
Net revenue per patient day(2)	$1,306	$1,370	$1,392
Occupancy rate	67%	70%	69%
Percent patient days — Medicare	74%	75%	73%

Outpatient rehabilitation data (3):
Number of clinics owned — start of period	645	589	553
Number of clinics acquired	1	—	—
Number of clinic start-ups	19	22	12
Number of clinics closed/sold	(76)	(58)	(88)

Number of clinics owned — end of period	589	553	477
Number of clinics managed — end of period	51	55	67

Total number of clinics (all) — end of period	640	608	544

Number of visits	3,621,129	3,308,620	2,972,243
Net revenue per visit(4)	$90	$89	$94

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Clinic data has been restated to remove the clinics operated by CBIL, which is being reported as a discontinued operation. CBIL operated 101 and 109 clinics at December 31, 2004 and 2005, respectively.

(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
     The following table presents the combined consolidated statement of operations for the combined year ended December 31, 2005. This data was derived by adding the financial data for the period after the Merger, February 25, 2005 through December 31, 2005 (Successor Period) to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor Period).

	Predecessor	Successor	Combined
	Period from	Period from
	January 1	February 25
	through	through	Year Ended
	February 24,	December	December 31,
	2005	31, 2005	2005
	(in thousands)
Net operating revenues	$277,736	$1,580,706	$1,858,442

Costs and expenses:
Cost of services	244,321	1,244,361	1,488,682
General and administrative	122,509	59,494	182,003
Bad debt expense	6,588	18,213	24,801
Depreciation and amortization	5,933	37,922	43,855

Total costs and expenses	379,351	1,359,990	1,739,341

Income (loss) from operations	(101,615)	220,716	119,101

Other income and expense:
Loss on early retirement of debt	(42,736)	—	(42,736)
Merger related charges	(12,025)	—	(12,025)
Other income	267	1,092	1,359
Interest income	523	767	1,290
Interest expense	(4,651)	(102,208)	(106,859)

Income (loss) from continuing operations before minority interests and income taxes	(160,237)	120,367	(39,870)
Minority interest in consolidated subsidiary companies	330	1,776	2,106

Income (loss) from continuing operations before income taxes	(160,567)	118,591	(41,976)
Income tax expense (benefit)	(59,794)	49,336	(10,458)

Income (loss) from continuing operations	(100,773)	69,255	(31,518)
Income from discontinued operations, net of tax	522	3,072	3,594

Net income (loss)	$(100,251)	$72,327	$(27,924)

     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

		Combined
		Year
	Fiscal Year	Ended	Fiscal Year
	Ended	December	Ended
	December 31,	31,	December
	2004	2005(1)	31, 2006
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(2)	77.8	80.1	80.2
General and administrative	2.9	9.8	2.4
Bad debt expense	3.0	1.3	1.0
Depreciation and amortization	2.4	2.4	2.5

Income from operations	13.9	6.4	13.9

Loss on early retirement of debt	—	(2.3)	—
Merger related charges	—	(0.7)	—
Other income	0.1	0.1	—
Interest expense, net	(1.9)	(5.7)	(7.1)

Income (loss) from continuing operations before minority interests and income taxes	12.1	(2.2)	6.8
Minority interests	0.2	0.1	0.1

Income (loss) from continuing operations before income taxes	11.9	(2.3)	6.7
Income tax expense (benefit)	4.8	(0.6)	2.4

Income (loss) from continuing operations	7.1	(1.7)	4.3
Income from discontinued operations, net of tax	0.3	0.2	0.7

Net income (loss)	7.4%	(1.5)%	5.0%

     The following table summarizes selected financial data by business segment, for the periods indicated:

		Combined
		Year
		Ended		%	%
	Fiscal Year Ended	December	Fiscal Year Ended	Change	Change
	December 31,	31,	December 31,	2004-	2005-
	2004	2005(1)	2006	2005	2006
	(in thousands)
Net operating revenues:
Specialty hospitals	$1,091,699	$1,372,483	$1,378,543	25.7%	0.4%
Outpatient rehabilitation	498,830	480,711	470,339	(3.6)	(2.2)
Other(4)	10,995	5,248	2,616	(52.3)	(50.2)

Total company	$1,601,524	$1,858,442	$1,851,498	16.0%	(0.4)%

Income (loss) from operations:
Specialty hospitals	$217,128	$280,789	$252,539	29.3%	(10.1)%
Outpatient rehabilitation	57,777	56,052	51,859	(3.0)	(7.5)
Other(4)	(52,400)	(217,740)	(46,524)	(315.5)	78.6

Total company	$222,505	$119,101	$257,874	(46.5)%	116.5%

Adjusted EBITDA:(3)
Specialty hospitals	$236,516	$308,144	$283,270	30.3%	(8.1)%
Outpatient rehabilitation	71,562	65,957	64,823	(7.8)	(1.7)
Other(4)	(46,622)	(44,167)	(39,769)	5.3	10.0
Adjusted EBITDA margins:(3)
Specialty hospitals	21.7%	22.5%	20.5%	3.7%	(8.9)%
Outpatient rehabilitation	14.3	13.7	13.8	(4.2)	0.7
Other(4) :	N/M	N/M	N/M	N/M	N/M
Total assets:
Specialty hospitals	$522,183	$1,656,224	$1,742,803
Outpatient rehabilitation	318,180	293,720	258,773
Other	273,358	218,441	180,948

Total company(4)	$1,113,721	$2,168,385	$2,182,524

Purchases of property and equipment, net:
Specialty hospitals	$24,182	$102,323	$146,291
Outpatient rehabilitation	5,885	3,750	6,527
Other(4)	2,559	3,873	2,278

Total company	$32,626	$109,946	$155,096

     The following tables reconcile same hospitals information:

	Twelve Months Ended
	December 31,
	2004	2005(1)
	(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$1,091,699	$1,372,483
Less: Specialty hospitals opened, acquired or closed after 1/1/04	30,754	218,837

Specialty hospitals same store net operating revenue	$1,060,945	$1,153,646

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$236,516	$308,144
Less: Specialty hospitals opened, acquired or closed after 1/1/04	(4,591)	34,095

Specialty hospitals same store Adjusted EBITDA(3)	$241,107	$274,049

All specialty hospitals Adjusted EBITDA margin(3)	21.7%	22.5%
Specialty hospitals same store Adjusted EBITDA margin(3)	22.7%	23.8%

	Twelve Months Ended
	December 31,
	2005(1)	2006
	(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$1,372,483	$1,378,543
Less: Specialty hospitals opened, acquired or closed after 1/1/05	49,046	23,764

Specialty hospitals same store net operating revenue	$1,323,437	$1,354,779

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$308,144	$283,270
Less: Specialty hospitals opened, acquired or closed after 1/1/05	5,404	(9,344)

Specialty hospitals same store Adjusted EBITDA(3)	$302,740	$292,614

All specialty hospitals Adjusted EBITDA margin(3)	22.5%	20.5%
Specialty hospitals same store Adjusted EBITDA margin(3)	22.9%	21.6%

N/M — Not Meaningful.

(1)	The financial data for the period after the Merger, February 25, 2005 through December 31, 2005 (Successor period), has been added to the financial data for the period from January 1, 2005 through February 24, 2005 (Predecessor period), to arrive at the combined year ended December 31, 2005.

(2)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(3)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, merger related charges, stock compensation expense, long-term incentive compensation, other income and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 13 to our audited consolidated financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

(4)	Other includes our general and administrative services, as well as businesses associated with the sale of home medical equipment, infusion/intravenous services and non-healthcare services.

Year Ended December 31, 2006 Compared to Combined Year Ended December 31, 2005
Net Operating Revenues
     Our net operating revenues decreased by 0.4% to $1,851.5 million for the year ended December 31, 2006 compared to $1,858.4 million for the combined year ended December 31, 2005.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 0.4% to $1,378.5 million for the year ended December 31, 2006 compared to $1,372.5 million for the combined year ended December 31, 2005. Net operating revenues for the specialty hospitals opened before January 1, 2005 and operated by us throughout both years increased 2.4% to $1,354.8 million for the year ended December 31, 2006 from $1,323.4 million for the combined year ended December 31, 2005. This increase was offset by the effect of closed hospitals, which amounted to $28.0 million of net revenue. Hospitals opened in 2006 increased net operating revenues by $2.6 million. The increase in same store hospitals net operating revenues resulted from both an increase in our patient days and higher net revenue per patient day. Our patient days for these same store hospitals increased 0.3% and our occupancy percentage remained constant at 70% for both the year ended December 31, 2006 and the combined year ended December 31, 2005. Although we have experienced a small increase in our same store specialty hospitals net operating revenue, we experienced a reduction in our Medicare net operating revenues of $21.4 million that was offset by a $52.8 million increase in our non-Medicare net operating revenues. The reduction in Medicare net operating revenues has resulted from LTACH regulatory changes that have reduced the payment rates for Medicare cases.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 2.2% to $470.3 million for the year ended December 31, 2006 compared to $480.7 million for the combined year ended December 31, 2005. The number of patient visits in our outpatient rehabilitation clinics declined 10.2% for the year ended December 31, 2006 to 2,972,243 visits compared to 3,308,620 visits for the combined year ended December 31, 2005. The decrease in net operating revenues and patient visits was principally related to a decline in the volume of visits per clinic and in the number of clinics we own. Net revenue per visit in these clinics was $94 for the year ended December 31, 2006 compared to $89 for the combined year ended December 31, 2005.
     Other. Our other revenues were $2.6 million for the year ended December 31, 2006 compared to $5.2 million for the combined year ended December 31, 2005. These revenues are principally related to the sales of home medical equipment, infusion/intravenous services, and non-healthcare services. In May 2005, we sold the assets of our home medical equipment and infusion/intravenous service business, which resulted in the reduction in our other revenues.
Operating Expenses
     Our operating expenses decreased by 8.8% to $1,547.0 million for the year ended December 31, 2006 compared to $1,695.5 million for the combined year ended December 31, 2005. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The principal reason for the decline in our operating expenses resulted from a significant decline in our general and administrative expenses. There were three significant categories of expenses incurred during the combined year ended December 31, 2005 that do not exist for the year ended December 31, 2006. First, we granted restricted stock awards in connection with the Merger to certain key management employees. These awards generally vest over five years. Effective at the time of the Merger, we also granted stock options to certain other key employees that vest over five years. The fair value of restricted stock awards and stock options vesting and expensed during the Successor period of February 25, 2005 through December 31, 2005 was $10.3 million. Of this amount, $10.1 million was included in general and administrative expense and $0.2 million was included in cost of services. Second, during the Predecessor period of January 1, 2005 through February 24, 2005, all of our then outstanding stock options were cancelled and cashed-out in accordance with the Merger agreement. This resulted in a charge of $142.2 million of which $115.0 million is included in general and administrative expense and $27.2 million is included in cost of services. And third, as a result of the special dividend of $175.0 million paid to our preferred stockholders on September 29, 2005, we incurred $14.5 million of expense in connection with a payment to certain members of management under the terms of our long-term incentive compensation plan that is included in general and administrative expense. Our general and administrative cost for the combined year end December 31, 2005 also contained costs associated with the SemperCare corporate office which were not eliminated until the second quarter of 2005.
     During the year ended December 31, 2006, we recorded expense related to the vesting of restricted stock and stock options in the amount of $3.8 million. Of this amount, $3.6 million is included in general and administrative expense and $0.2 million is included in cost of services.
     As a percentage of our net operating revenues, our operating expenses were 83.6% for the year ended December 31, 2006 compared to 91.2% for the combined year ended December 31, 2005. Cost of services as a percentage of operating revenues was 80.2% for the year ended December 31, 2006 compared to 80.1% for the combined year ended December 31, 2005. These costs primarily reflect our labor expenses. Another component of cost of services is facility rent expense, which was $84.0 million for the year ended December 31, 2006 compared to $81.6 million for the combined year ended December 31, 2005. Our bad debt expense as a percentage of net operating revenues was 1.0% for the year ended December 31, 2006 compared to 1.3% for the combined year ended December 31, 2005. This decrease in bad debt expense resulted from continued improvement in the aging composition of our accounts receivable measured in absolute dollars which has resulted in a lower bad debt requirement and expense.
Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA decreased by 8.1% to $283.3 million for the year ended December 31, 2006 compared to $308.1 million for the combined year ended December 31, 2005. Our Adjusted EBITDA margins decreased to 20.5% for the year ended December 31, 2006 from 22.5% for the combined year ended December 31, 2005. The hospitals opened before January 1, 2005 and operated throughout both years had Adjusted EBITDA of $292.6 million, a decrease of 3.3% over the Adjusted EBITDA of these hospitals in 2005. The decrease in same store hospitals’ Adjusted EBITDA resulted primarily from the reduction in our Medicare net operating revenues resulting from LTACH regulatory changes that have reduced our payment rates for Medicare cases. Additionally, during 2005 we recorded a one-time benefit of $3.8 million due to the reversal of an accrued patient care liability as a result of the termination of this obligation. Our Adjusted EBITDA margin in these same store hospitals decreased to 21.6% for the year ended December 31, 2006 from 22.9% for the combined year ended December 31, 2005.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 1.7% to $64.8 million for the year ended December 31, 2006 compared to $66.0 million for the combined year ended December 31, 2005. Our Adjusted EBITDA margins increased to 13.8% for the year ended December 31, 2006 from 13.7% for the combined year ended December 31, 2005. The decline in Adjusted EBITDA was the result of the decline in clinic visit volumes, described under “— Net Operating Revenue — Outpatient Rehabilitation” above.
     Other. The Adjusted EBITDA loss, which primarily includes our general and administrative expenses, was $39.8 million for the year ended December 31, 2006 compared to a loss of $44.2 million for the combined year ended December 31, 2005. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses associated with the SemperCare corporate office which were eliminated in the second quarter of 2005 and losses incurred during 2005 related to our home medical equipment and infusion/intravenous service business which was sold in May 2005.
Income from Operations
     For the year ended December 31, 2006, we experienced income from operations of $257.9 million compared to income from operations of $119.1 million for the combined year ended December 31, 2005. The increase in income from operations experienced for the year ended December 31, 2006 resulted from the higher expenses incurred during the combined year ended December 31, 2005 related to significant stock compensation costs associated with the Merger of $152.5 million and the payment of $14.5 million under the terms of our long-term incentive compensation plan offset by an increase in depreciation and amortization of $2.8 million, and the Adjusted EBITDA decreases described above. The stock compensation expense was comprised of $142.2 million related to the redemption of all vested and unvested outstanding stock options in accordance with the terms of the Merger agreement in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $10.3 million of stock compensation expense related to shares of restricted stock that were issued in the Successor period of February 25, 2005 through December 31, 2005.
Loss on Early Retirement of Debt
     In connection with the Merger, Select commenced tender offers to acquire all of its 9 1/2% senior subordinated notes due 2009 and all of its 7 1/2% senior subordinated notes due 2013. Upon completion of the tender offers on February 24, 2005, all $175.0 million of the 7 1/2% senior subordinated notes were tendered and $169.3 million of the $175.0 million of 9 1/2% notes were tendered. The loss consists of the tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million.
Merger Related Charges
     As a result of the Merger, we incurred costs of $12.0 million in the Predecessor period of January 1, 2005 through February 24, 2005 directly related to the Merger. This included the fees of the investment advisor hired by the special committee of Select’s board of directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing related to the Merger, cost associated with purchasing a six-year extended reporting period under our directors and officers liability insurance policy and other associated expenses.
Interest Expense
     Interest expense increased by $24.9 million to $131.8 million for the year ended December 31, 2006 from $106.9 million for the combined year ended December 31, 2005. The increase in interest expense is due to higher average debt levels and interest rates experienced during the year ended December 31, 2006.
Minority Interests
     Minority interests in consolidated earnings was $1.4 million for the year ended December 31, 2006 compared to $2.1 million for the combined year ended December 31, 2005.
Income Taxes
     For the year ended December 31, 2006, we recorded income tax expense of $43.5 million. This expense represented an effective tax rate of 34.6%. We recognized a lower effective tax for the year ended December 31, 2006 as a result of a significant tax loss we recognized on the sale of a group of legal entities that operated outpatient rehabilitation clinics. These legal entities were sold at an amount that approximated their GAAP book value. However, these legal entities that were originally acquired as part of our acquisition of the NovaCare Physical and Occupational Health Group in 1999 had a substantial stock tax basis. We recorded an income tax benefit of $59.8 million for the Predecessor period of January 1, 2005 through February 24, 2005. The tax benefit represented an effective tax benefit rate of 37.2%. This effective tax benefit rate consisted of the statutory federal rate of 35% and a state rate of 2.2%. The federal tax benefit was carried forward and used to offset our federal tax throughout the remainder of 2005. Because of the differing state tax rules related to net operating losses, a portion of these state net operating losses were assigned valuation allowances. We recorded an income tax expense of $49.3 million for the Successor period of February 25, 2005 through December 31, 2005. The expense represented an effective tax rate of 41.6%.
Income from Discontinued Operations, Net of Tax
     On March 1, 2006, we sold our wholly-owned subsidiary CBIL for approximately C$89.8 million in cash (US$79.0 million). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces and had approximately 1,000 employees. We conducted all of our Canadian operations through CBIL. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet.
Combined Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Net Operating Revenues
     Our net operating revenues increased by 16.0% to $1,858.4 million for the combined year ended December 31, 2005 compared to $1,601.5 million for the year ended December 31, 2004.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 25.7% to $1,372.5 million for the combined year ended December 31, 2005 compared to $1,091.7 million for the year ended December 31, 2004. Net operating revenues for the specialty hospitals opened before January 1, 2004 and operated by us throughout both years increased 8.7% to $1,153.6 million for the combined year ended December 31, 2005 from $1,060.9 million for the year ended December 31, 2004. This increase resulted from both an increase in our patient days and higher net revenue per patient day. Our patient days for these hospitals increased 5.0% and our occupancy percentage increased to 72% for the combined year ended December 31, 2005 compared to 69% for the year ended December 31, 2004. The remaining increase of $188.1 million resulted primarily from the acquisition of the SemperCare facilities, which contributed $172.5 million of net revenue growth.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 3.6% to $480.7 million for the combined year ended December 31, 2005 compared to $498.8 million for the year ended December 31, 2004. The number of patient visits in our outpatient rehabilitation clinics declined 8.6% for the combined year ended December 31, 2005 to 3,308,620 visits compared to 3,621,129 visits for the year ended December 31, 2004. The decrease in net operating revenues and patient visits was principally related to a 6.1% decline in the number of clinics we operate and a 1.6% decline in the volume of visits per clinic. Net revenue per visit in these clinics was $89 in 2005 and $90 in 2004. Offsetting the net operating revenue decline in our outpatient rehabilitation clinics were increases in our contract services revenues.
     Other. Our other revenues were $5.2 million for the combined year ended December 31, 2005 compared to $11.0 million for the year ended December 31, 2004. These revenues are principally related to the sales of orthotics, prosthetics, home medical equipment, and infusion/intravenous services. In May 2005, we sold the assets of our home medical equipment and infusion/intravenous service business, which resulted in the reduction in our other revenues.

Operating Expenses
     Our operating expenses increased by 26.5% to $1,695.5 million for the combined year ended December 31, 2005 compared to $1,340.1 million for the year ended December 31, 2004. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in cost of services was principally related to the acquisition of SemperCare facilities on January 1, 2005. In connection with the Merger, we granted restricted stock awards to certain key management employees. These awards generally vest over five years. Effective at the time of the Merger, we also granted stock options to certain other key employees that vest over five years. The fair value of restricted stock awards and stock options vesting during the Successor period of February 25, 2005 through December 31, 2005 was $10.3 million. Of this amount, $10.1 million is included in general and administrative expense and $0.2 million was included in cost of services. Additionally, during the Predecessor period of January 1, 2005 through February 24, 2005 all of our then outstanding stock options were cancelled and cashed-out in accordance with the Merger agreement. This resulted in a charge of $142.2 million of which $115.0 million is included in general and administrative expense and $27.2 million is included in cost of services.
     As a result of the special dividend of $175.0 million paid to our preferred stockholders on September 29, 2005, we incurred $14.5 million of expense in connection with a payment to certain members of management under the terms of our long-term incentive compensation plan that is included in general and administrative expense.
     As a percentage of our net operating revenues, our operating expenses were 91.2% for the combined year ended December 31, 2005 compared to 83.7% for the year ended December 31, 2004. Cost of services as a percentage of operating revenues was 80.1% for the combined year ended December 31, 2005 compared to 77.8% for the year ended December 31, 2004. This increase was due to higher labor and operating costs in our outpatient division combined with higher non-labor costs in our hospitals. Another component of cost of services is facility rent expense, which was $81.6 million for the combined year ended December 31, 2005 compared to $75.6 million for the year ended December 31, 2004. This increase is principally related to the SemperCare hospitals we acquired on January 1, 2005. During the same time period, general and administrative expense as a percentage of net operating revenues increased to 9.8% for the combined year ended December 31, 2005 from 2.9% for the year ended December 31, 2004. This increase in general and administrative expense resulted from an increase in our stock compensation costs and long-term incentive compensation offset by a decline in our expense for abandoned hospital development projects in 2005. Our bad debt expense as a percentage of net operating revenues was 1.3% for the combined year ended December 31, 2005 compared to 3.0% for the year ended December 31, 2004. This decrease in bad debt expense resulted from continued improvement in our collection of non-Medicare accounts receivable.
  Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA increased by 30.3% to $308.1 million for the combined year ended December 31, 2005 compared to $236.5 million for the year ended December 31, 2004. Our Adjusted EBITDA margins increased to 22.5% for the combined year ended December 31, 2005 from 21.7% for the year ended December 31, 2004. The hospitals opened before January 1, 2004 and operated throughout both years had Adjusted EBITDA of $274.0 million, an increase of 13.7% over the Adjusted EBITDA of these hospitals in 2004. The increase in same store hospitals’ Adjusted EBITDA resulted primarily from an increase in net revenue per patient day and patient days. Additionally, during 2005 we recorded a one-time benefit of $3.8 million due to the reversal of an accrued patient care liability as a result of the termination of this obligation. Our Adjusted EBITDA margin in these same store hospitals increased to 23.8% for the combined year ended December 31, 2005 from 22.7% for the year ended December 31, 2004.
     Outpatient Rehabilitation. Adjusted EBITDA decreased by 7.8% to $66.0 million for the combined year ended December 31, 2005 compared to $71.6 million for the year ended December 31, 2004. Our Adjusted EBITDA margins declined to 13.7% for the combined year ended December 31, 2005 from 14.3% for the year ended December 31, 2004. The decline in Adjusted EBITDA was the result of the decline in clinic visit volumes, described under—“Net Operating Revenue — Outpatient Rehabilitation” above, combined with higher labor costs.
     Other. The Adjusted EBITDA loss, which primarily includes our general and administrative expenses, was $44.2 million for the combined year ended December 31, 2005 compared to a loss of $46.6 million for the year ended December 31, 2004. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses.
  Income from Operations
     For the combined year ended December 31, 2005, we experienced income from operations of $119.1 million compared to income from operations of $222.5 million for the year ended December 31, 2004. The lower income from operations experienced for the combined year ended December 31, 2005 resulted from the significant stock compensation costs related to the Merger of $152.5 million and an increase in depreciation and amortization of $4.9 million, offset by the Adjusted EBITDA increases described above. The stock compensation expense was comprised of $142.2 million related to the redemption of all vested and unvested outstanding stock options in accordance with the terms of the Merger agreement in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $10.3 million of stock compensation expense related to shares of restricted stock that were issued in the Successor period of February 25, 2005 through December 31, 2005.
  Loss on Early Retirement of Debt
     In connection with the Merger, Select commenced tender offers to acquire all of its 9 1/2% senior subordinated notes due 2009 and all of its 7 1/2% senior subordinated notes due 2013. Upon completion of the tender offers on February 24, 2005, all $175.0 million of the 7 1/2% senior subordinated notes were tendered and $169.3 million of the $175.0 million of 9 1/2% notes were tendered. The loss consists of the tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million.
  Merger Related Charges
     As a result of the Merger, we incurred costs of $12.0 million in the Predecessor period of January 1, 2005 through February 24, 2005 directly related to the Merger. This included the fees of the investment advisor hired by the special committee of Select’s board of directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing related to the Merger, cost associated with purchasing a six year extended reporting period under our directors and officers liability insurance policy and other associated expenses.
  Interest Expense
     Interest expense increased by $73.6 million to $106.9 million for the combined year ended December 31, 2005 from $33.3 million for the year ended December 31, 2004. The increase in interest expense is due to the higher debt levels outstanding in the Successor period of February 25, 2005 through December 31, 2005. During this Successor period we had approximately $1.3 billion in additional debt compared to the same period in 2004.

  Minority Interests
     Minority interests in consolidated earnings was $2.1 million for the combined year ended December 31, 2005 compared to $2.6 million for the year ended December 31, 2004.
  Income Taxes
     We recorded income tax benefit of $59.8 million for the Predecessor period of January 1, 2005 through February 24, 2005. The tax benefit represented an effective tax benefit rate of 37.2%. This effective tax benefit rate consisted of the statutory federal rate of 35% and a state rate of 2.2%. The federal tax benefit was carried forward and used to offset our federal tax throughout the remainder of 2005. Because of the differing state tax rules related to net operating losses, a portion of these state net operating losses were assigned valuation allowances. We recorded income tax expense of $49.3 million for the Successor period of February 25, 2005 through December 31, 2005. The expense represented an effective tax rate of 41.6%. For the year ended December 31, 2004, we recorded income tax expense of $76.6 million. This expense represented an effective tax rate of 40.2%.
  Income from Discontinued Operations, Net of Tax
     On March 1, 2006, we sold our wholly-owned subsidiary CBIL for approximately C$89.8 million in cash (US$79.0 million). As of December 31, 2005, CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces and had approximately 1,000 employees. We conducted all of our Canadian operations through CBIL. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report, and its assets and liabilities have been reclassified as held for sale on our December 31, 2005 balance sheet.
     On September 27, 2004, we sold the land, building and certain other assets and liabilities associated with our only skilled nursing facility for $11.6 million, which we acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations.
Liquidity and Capital Resources
Year Ended December 31, 2006, Combined Year Ended December 31, 2005, and Year Ended December 31, 2004
     Operating activities generated $227.7 million in cash during the year ended December 31, 2006. Our operating cash flow was positively affected by a reduction in our accounts receivable and tax benefits we realized by changing our tax accounting method used for deducting bad debts. The tax accounting change had the effect of accelerating the tax deduction for bad debt reserves. Our days sales outstanding were 41 days at December 31, 2006 compared to 52 days at December 31, 2005. The significant reduction in days sales outstanding was the result of several factors. The timing of our Periodic Interim Payments from Medicare received by our Specialty Hospitals resulted in a seven day decline in the days sales outstanding. The remaining decline was the result of improved cash collections.
     For the combined year ended December 31, 2005, operating activities generated $57.2 million of cash. Our operating cash flow was reduced by $186.0 million in cash expenses related to the Merger. Our days sales outstanding were 52 days at December 31, 2005 compared to 48 days at December 31, 2004. The increase in days sales outstanding is primarily the result of a change in the way Medicare calculates our Periodic Interim Payments in our Specialty Hospitals. Medicare changed from a per day based calculation to a discharged based calculation to better align the Periodic Interim Payment methodology with the current discharge based reimbursement system. As a result, we are no longer receiving a periodic payment for those patients that have not yet been discharged.
     For the year ended December 31, 2004, operating activities generated $174.3 million of cash flow. This significant increase in cash flow from prior years is attributable to improved operating income and reductions in our accounts receivable days outstanding. Our accounts receivable days outstanding were 48 days at December 31, 2004 compared to 52 days at December 31, 2003.
     Investing activities used $81.5 million, $220.8 million and $29.0 million of cash flow for the year ended December 31, 2006, the combined year ended December 31, 2005 and the year ended December 31, 2004, respectively. Of this amount, we incurred earnout and acquisition related payments of $3.4 million, $111.6 million and $4.9 million, respectively in 2006, 2005 and 2004. In 2005, the SemperCare acquisition accounted for $105.1 million of the $111.6 million acquisition payments. The remaining acquisition payments relate primarily to small acquisitions of outpatient businesses. The earnout payments related principally to obligations we assumed as part of our 1999 NovaCare acquisition. Investing activities also used cash for the purchases of property and equipment of $155.1 million, $109.9 million and $32.6 million in 2006, 2005 and 2004, respectively, which was related principally to construction and relocation of existing hospitals and to a lesser amount the development and construction of new hospitals. During 2005 and 2006, we purchased properties that will be used to relocate existing hospitals and develop new free standing hospitals. Each of these properties require additional improvements to be made before they become operational. Additionally, during 2005 and 2006, we made major improvements and expanded our rehabilitation hospital in West Orange, New Jersey. During 2006, we sold all of our Canadian operations and a group of outpatient rehabilitation clinics. The cash flow from these transactions, net of operating cash transferred with the businesses, was $75.0 million. During 2004, we sold our only skilled nursing facility and our non-controlling interest in a rehabilitation hospital for $15.6 million.
     Financing activities used $100.5 million of cash for the year ended December 31, 2006. The cash usage resulted primarily from principal repayments on our credit facility of $90.8 million and repayment of bank overdrafts of $7.1 million.
     Financing activities used $48.5 million of cash for the combined year ended December 31, 2005. The principal financing activities were related to the Merger financing discussed below. The excess proceeds from the Transactions were used to pay Merger related costs, which include the cancellation and cash-out of outstanding stock options. Additionally, during 2005 we repaid $115.0 million of debt under our revolver and $4.4 million of our term loan. Bank overdrafts of $19.4 provided additional financing cash.
     Financing activities used $64.0 million of cash for the year ended December 31, 2004. This was principally due to the repurchase of our common stock in accordance with the stock repurchase program we announced on February 23, 2004. During 2004, we repurchased a total of 3,399,400 shares at a cost, including fees and commissions, of $48.1 million. Additionally, during 2004, we repaid all outstanding balances under our credit facility of $8.5 million and repaid $3.9 million of seller and other debt. Cash dividend payments in 2004 were $9.2 million. Additionally, during 2004 we had $18.6 million of cash flow from the issuance of common stock under our stock option plans.
Capital Resources
     Net working capital was $27.9 million at December 31, 2006 compared to $77.6 million at December 31, 2005. The reduction in working capital was principally related to the reduction in accounts receivable, which is described above. See “Liquidity and Capital

Resources — Year Ended December 31, 2006, Combined Year Ended December 31, 2005 and Year Ended December 31, 2004.” This reduction was offset by an increase in cash.
     Net working capital was $77.6 million at December 31, 2005 compared to $313.7 million at December 31, 2004. This decrease in working capital was principally related to the use of cash to fund Merger costs, offset by an increase in accounts receivable.
     In connection with the Merger, on February 24, 2005, Select borrowed $780.0 million under an $880.0 million senior secured revolving credit facility and issued $660.0 million 7 5/8% senior subordinated notes. Since the Merger on February 24, 2005, Select has repaid approximately $210.2 million of senior secured credit facility debt as of December 31, 2006. At December 31, 2006, Select had outstanding $1.2 billion in aggregate indebtedness, excluding $24.5 million of letters of credit, with approximately $275.5 million of additional borrowing capacity under Select’s existing senior secured credit facility. As a result, our liquidity requirements are significantly higher than they were before the Merger due to our increased debt service obligations.
     Select’s senior secured credit facility provides for senior secured financing of up to $880.0 million, consisting of:
•	a $300.0 million revolving loan facility that will terminate on February 24, 2011, including both a letter of credit sub-facility and a swingline loan sub-facility, and

•	a $580.0 million term loan facility that matures on February 24, 2012.
     Proceeds of the term loans and $200.0 million of revolving loans, together with other sources of funds, were used to finance the Merger. Proceeds of the revolving loans borrowed after the closing date of the Merger, swingline loans and letters of credit are used for working capital and general corporate purposes.
     The interest rates per annum applicable to loans, other than swingline loans, under Select’s senior secured credit facility are, at its option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for revolving loans is currently (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans, subject to change based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement). The applicable margin percentages for the term loans are (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR loans. On June 13, 2005, Select entered into an interest rate swap transaction with an effective date of August 22, 2005. The swap is being designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The underlying variable rate debt is $200.0 million and the swap is for a period of five years.
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increases the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxes certain financial covenants starting March 31, 2007 and waives Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006.

The Incremental Facility Amendment provides to us an incremental term loan of $100.0 million, the proceeds of which we intend to use to pay a portion of the purchase price for the HealthSouth transaction.
     On February 24, 2005, EGL Acquisition Corp. issued and sold $660.0 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015, which Select assumed in connection with the Merger. The net proceeds of the offering were used to finance a portion of the funds needed to consummate the Merger with EGL Acquisition Corp. The notes were issued under an indenture between EGL Acquisition Corp. and U.S. Bank Trust National Association, as trustee. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of our wholly-owned subsidiaries, subject to certain exceptions. On or after February 1, 2010, the notes may be redeemed at our option, in whole or in part, at redemption prices that decline annually to 100% on and after February 1, 2013, plus accrued and unpaid interest. Prior to February 1, 2008, we may at our option on one or more occasions with the net cash proceeds from certain equity offerings redeem the outstanding notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price of 107.625%, plus accrued and unpaid interest to the redemption date.
     Upon a change of control of Holdings, each holder of notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.
     Select’s 9 1/2% senior subordinated notes due 2009 were issued in June 2001 in an original aggregate principal amount of $175.0 million. Select commenced a debt tender offer and redeemed $169.3 million in aggregate principal amount of these notes in connection with the Merger. On June 15, 2005, Select redeemed the remaining $5.7 million outstanding principal amount of 9 1/2% senior subordinated notes due 2009 for a redemption price of 104.750% of the principal amount plus accrued and unpaid interest.
     On September 29, 2005, Holdings sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The senior floating rate notes are general unsecured obligations of Holdings and are not guaranteed by us or any of our subsidiaries. In connection with the issuance of the senior floating rate notes, we entered into an interest rate swap transaction. The notional amount of the interest rate swap is $175.0 million. The variable interest rate of the debt was 11.2% and the fixed rate after the swap was 10.2% at December 31, 2006. The net proceeds of the issuance of the senior floating rate notes, together with cash was used to reduce the amount of our preferred stock, to make a payment to participants in our long-term incentive plan and to pay related fees and expenses.
     In connection with this borrowing by Holdings, Select entered into an amendment to its senior secured credit facility. This amendment, among other things, permitted Holdings to incur this indebtedness and permits Select to make distributions to Holdings to service its indebtedness. The amendment also permitted Holdings to use the net proceeds of the offering, to make the $175.0 million special dividend to its preferred stockholders and to incur $14.5 million of expense in connection with a payment to certain members of management under the terms of Holdings’ long-term incentive compensation plan that is included in general and administrative expense.
     We believe internally generated cash flows and borrowings of revolving loans under our senior secured credit facility will be sufficient to finance operations for at least the next twelve months.

     As a result of the recently enacted HIH regulations, we currently anticipate that we will need to relocate a significant number of our long-term acute care hospitals. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. At this time we cannot predict with any certainty the impact on revenues and operating expenses at the hospitals being moved. These relocation efforts will require us to make additional capital expenditures above historic levels. At December 31, 2006, we have commitments under construction contracts related to improvements and renovations at our long-term acute care properties and our inpatient rehabilitation facilities totaling $48.1 million.
     We relocated one of our HIH hospitals to a free-standing building in the fourth quarter of 2005. During 2006, we relocated 11 of our HIH hospitals into seven free standing buildings. Additionally, during 2006 we opened two new hospitals in free-standing buildings and one new hospital as an HIH. We closed four HIH hospitals during 2006.
     We also continue to evaluate opportunities to develop new long-term acute care hospitals and free-standing inpatient rehabilitation facilities. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth.
Commitments and Contingencies
     The following table summarizes our contractual obligations at December 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Year
Contractual Obligations	Total	2007	2008-2010	2011-2012	After 2012
	(in thousands)
7 5/8% senior subordinated notes	$660,000	$—	$—	$—	$660,000
Senior secured credit facility	569,850	5,800	17,400	546,650	—
10% senior subordinated notes (1)	132,785	—	—	—	132,785
Senior floating rate notes	175,000	—	—	—	175,000
Seller notes	413	258	155	—	—
Capital lease obligations	94	49	45	—	—
Other debt obligations	361	102	259	—	—

Total debt	1,538,503	6,209	17,859	546,650	967,785
Interest (2)	870,617	121,379	361,667	189,238	198,333
Letters of credit outstanding	24,501	50	—	24,451	—
Purchase obligations	4,081	2,103	1,978	—	—
Construction contracts	48,067	48,067	—	—	—
Naming, promotional and sponsorship agreement	58,883	2,501	7,858	5,547	42,977
Operating leases	198,111	63,743	90,967	17,918	25,483
Related party operating leases	15,155	1,992	5,660	3,610	3,893

Total contractual cash obligations	$2,757,918	$246,044	$485,989	$787,414	$1,238,471

(1)	Reflects the balance sheet liability of Holdings’ senior subordinated notes calculated in accordance with GAAP. The balance sheet liability so reflected is less than the $150.0 million aggregate principal amount of such notes that were issued with an original issued discount totaling $17.2 million. Interest on the senior subordinated notes accrued on the full principal amount thereof and Holdings will be obligated to repay the full principal thereof at maturity or upon any mandatory or voluntary prepayment thereof.

(2)	The interest obligation was calculated using the average interest rate at December 31, 2006 of 6.73% for the senior secured credit facility, the stated interest rate for the 7 5/8% senior subordinated notes and the 10% senior subordinated notes, 10.2% for the senior floating rate notes and 6.0% for seller notes, capital lease obligations and other debt obligations.
Subsequent Event
Agreement to Purchase HealthSouth Corporation Outpatient Rehabilitation Division
     On January 27, 2007, Select entered into a Stock Purchase Agreement with HealthSouth Corporation, or HealthSouth, pursuant to which Select agreed to acquire the outpatient rehabilitation division of HealthSouth for approximately $245.0 million. The purchase price is subject to adjustment based on the division’s net working capital on the closing date.
     The HealthSouth transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.
Agreement to Purchase Nexus Health Systems, Inc.
      On March 26, 2007, Select entered into a Stock Purchase Agreement with Nexus Health Systems, Inc. (“Nexus”), Neurobehavioral Management Services L.L.C., Nexus Health Inc. and the stockholders of Nexus Health Systems, Inc. to acquire substantially all of the assets of Nexus for approximately $49.0 million in cash plus the assumption of a capital lease. The purchase price is subject to adjustment based on Nexus’s net working capital, cash and indebtedness on the closing date.
      The Nexus transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.
Amendment to Credit Agreement
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increases the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxes certain financial covenants starting March 31, 2007 and waives Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provides to Select an incremental term loan of $100.0 million, the proceeds of which Select intends to use to pay a portion of the purchase price for the HealthSouth transaction.
Inflation
     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curtail increases in operating costs and expenses. We have, to date, offset increases in operating costs by increasing reimbursement for services and expanding services. However, we cannot predict our ability to cover or offset future cost increases.
     We periodically investigate strategic acquisitions that could increase our market share in one or both of our business segments. We cannot predict the likelihood that any of these business acquisitions will be consummated nor can we predict the cost of this type of acquisition.
Recent Accounting Pronouncements
     In February 2007, the FASB Issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). We do not believe that the adoption of SFAS No. 159 will materially impact our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previous filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB No. 108, if any, can be recorded as an adjustment to opening retained earnings. SAB No. 108 does not change the SEC staff’s previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB No. 108 was effective beginning in the fourth quarter of 2006. The implementation of SAB No. 108 had no material impact on our consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of SFAS No. 157 will materially impact our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires the employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on our consolidated financial statements.
     In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”). FIN No. 48 is an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. We are currently evaluating our uncertain tax positions as required under the accounting standard in order to implement the standard during the first quarter of 2007. We have not determined the impact, if any, that the adoption of FIN No. 48 will have on our consolidated financial statements.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets an amendment of SFAS No. 140” (“SFAS No. 156”). SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities associated with a transfer of assets (e.g., a sale of receivables) be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value and requires an entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006 although early adoption is permitted. We have evaluated SFAS No. 156 and have determined that there is no impact to the consolidated financial statements.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140” (“SFAS No. 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The implementation of SFAS No. 155 is not expected to have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and our senior floating rate notes. As of December 31, 2006, Select had $569.9 million in term loans outstanding under its senior secured credit facility, which bear interest at variable rates. On June 13, 2005, we entered into an interest rate swap transaction. The effective date of the swap transaction was August 22, 2005. We entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior secured credit facility, and the swap is for a period of five years. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.5 million change in interest expense on our term loans.
     In conjunction with the issuance of the Holdings’ senior floating rate notes, on September 29, 2005 we entered into a swap transaction to mitigate the risks of future variable rate interest payments associated with this debt. The notional amount of the interest rate swap is $175.0 million and the swap is for a period of five years.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15e under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2006. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting identified in connection with the evaluation of such controls that occurred during our most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
     None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
          Holdings and Select have identical boards of directors. The following table sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Position(s)
Rocco A. Ortenzio	74	Director and Executive Chairman
Robert A. Ortenzio	49	Director and Chief Executive Officer
Russell L. Carson	62	Director
David S. Chernow	49	Director
Bryan C. Cressey	57	Director
James E. Dalton, Jr.	64	Director
Thomas A. Scully	49	Director
Leopold Swergold	67	Director
Sean M. Traynor	38	Director
Patricia A. Rice	60	President and Chief Operating Officer
David W. Cross	60	Executive Vice President and Chief Development Officer
S. Frank Fritsch	55	Executive Vice President and Chief Human Resources Officer
Martin F. Jackson	52	Executive Vice President and Chief Financial Officer
James J. Talalai	45	Executive Vice President and Chief Information Officer
Michael E. Tarvin	46	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	46	Senior Vice President, Controller and Chief Accounting Officer
     Set forth below is a brief description of the business experience of each of our directors and executive officers:
     Rocco A. Ortenzio co-founded our Company and has served as Executive Chairman since September 2001. He became a director of Holdings upon consummation of the Transactions. He served as Chairman and Chief Executive Officer from February 1997 until September 2001. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Chief Executive Officer.
     Robert A. Ortenzio co-founded our Company and has served as a director since February 1997. He became a director of Holdings upon consummation of the Transactions. Mr. Ortenzio has served as our Chief Executive Officer since January 1, 2005 and as our President and Chief Executive Officer from

September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. He currently serves on the board of directors of Odyssey Healthcare, Inc., a hospice health care company, and U.S. Oncology, Inc. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Executive Chairman.
     Russell L. Carson has served as a director since February 1997, and became a director of Holdings upon consummation of the Transactions. He co-founded Welsh, Carson, Anderson & Stowe in 1978 and has focused on healthcare investments. Mr. Carson has been a general partner of Welsh, Carson, Anderson & Stowe since 1979. Welsh, Carson, Anderson & Stowe has created 14 institutionally funded limited partnerships with total capital of more than $16 billion and has invested in more than 200 companies. Before co-founding Welsh, Carson, Anderson & Stowe, Mr. Carson was employed by Citicorp Venture Capital Ltd., a subsidiary of Citigroup, Inc., and served as its Chairman and Chief Executive Officer from 1974 to 1978.
     David S. Chernow served as a director from January 2002 until the consummation of the Transactions on February 24, 2005, and became a director of Select and Holdings on August 10, 2005. Since July 2001, Mr. Chernow has served as the President and Chief Executive Officer of Junior Achievement, Inc., a nonprofit organization dedicated to the education of young people. From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded America Oncology Resources (AOR) in 1992 and served as its Chief Development Officer until the time of the merger which created US Oncology in 1999.
     Bryan C. Cressey has served as a director since February 1997, and became a director of Holdings upon consummation of the Transactions. He has been a partner at Thoma Cressey Bravo since its founding in June 1998 and prior to that time was a principal, partner and co-founder of Golder, Thoma, Cressey and Rauner, the predecessor of GTCR Golder Rauner, LLC, since 1980. Mr. Cressey also serves as a director and chairman of Belden CDT Inc. and several private companies.
     James E. Dalton, Jr. served as a director since December 2000 until the consummation of the Transactions on February 24, 2005, and became a director of Select and Holdings on August 10, 2005. Since January 1, 2006, Mr. Dalton has been Chairman of Signature Hospital Corporation. Since 2001, Mr. Dalton has served as President of Edinburgh Associates, Inc. Mr. Dalton served as President, Chief Executive Officer and as a director of Quorum Health Group, Inc. from May 1, 1990 until it was acquired by Triad Hospitals, Inc. in April 2001. Prior to joining Quorum, he served as Regional Vice President, Southwest Region for HealthTrust, Inc., as division Vice President of HCA, and as Regional Vice President of HCA Management Company. Mr. Dalton also serves on the board of directors of U.S. Oncology, Inc. He serves as a Trustee for the Universal Health Services Realty Income Trust. Mr. Dalton is a Life Fellow of the American College of Healthcare Executives.
     Thomas A. Scully has served as a director since February 2004, and became a director of Holdings upon consummation of the Transactions. Since January 1, 2004, he has served as Senior Counsel to the law firm of Alston & Bird and as a General Partner with Welsh, Carson Anderson & Stowe. From May 2001 to December 2003, Mr. Scully served as Administrator of the Centers for Medicare & Medicaid Services, or CMS. CMS is responsible for the management of Medicare, Medicaid, SCHIP and other national healthcare initiatives. Before joining CMS, Mr. Scully served as President and Chief Executive Officer of the Federation of American Hospitals from January 1995 to May 2001.

     Leopold Swergold served as a director from May 2001 until the consummation of the Transactions on February 24, 2005, and became a director of Select and Holdings on August 10, 2005. In 1983, Mr. Swergold formed Swergold, Chefitz & Company, a healthcare investment banking firm. In 1989, Swergold, Chefitz & Company merged into Furman Selz, an investment banking firm, where Mr. Swergold served as Head of Healthcare Investment Banking and as a member of the board of directors. In 1997, Furman Selz was acquired by ING Groep N.V. of the Netherlands. From 1997 until 2004, Mr. Swergold was a Managing Director of ING Furman Selz Asset Management LLC, where he managed several healthcare investment funds. Mr. Swergold serves as a director of Financial Federal Corp., a New York Stock Exchange listed company.
     Sean M. Traynor joined our board of directors following the consummation of the Transactions, and has been a director of Holdings since October 2004. Mr. Traynor is a general partner of Welsh, Carson, Anderson & Stowe, where he focuses on investments in healthcare. Prior to joining Welsh Carson in April 1999, Mr. Traynor worked in the healthcare and insurance investment banking groups at BT Alex Brown after spending three years with Coopers & Lybrand. Mr. Traynor serves as a director of Renal Advantage Inc., AGA Medical Corporation, Ameripath, Inc., Amerisafe, Inc. and Member Health LLC.
     Patricia A. Rice has served as our President and Chief Operating Officer since January 1, 2005. Prior to this, she served as our Executive Vice President and Chief Operating Officer since January 2002 and as our Executive Vice President of Operations from November 1999 to January 2002. She served as Senior Vice President of Hospital Operations from December 1997 to November 1999. She was Executive Vice President of the Hospital Operations Division for Continental Medical Systems, Inc. from August 1996 until December 1997. Prior to that time, she served in various management positions at Continental Medical Systems, Inc. from 1987 to 1996.
     David W. Cross has served as our Executive Vice President and Chief Development Officer since February 2007. He served as our Senior Vice President and Chief Development Officer from December 1998 to February 2007. Before joining us, he was President and Chief Executive Officer of Intensiva Healthcare Corporation from 1994 until we acquired it. Mr. Cross was a founder, the President and Chief Executive Officer, and a director of Advanced Rehabilitation Resources, Inc., and served in each of these capacities from 1990 to 1993. From 1987 to 1990, he was Senior Vice President of Business Development for RehabCare Group, Inc., a publicly traded rehabilitation care company, and in 1993 and 1994 served as Executive Vice President and Chief Development Officer of RehabCare Group, Inc. Mr. Cross currently serves on the board of directors of Odyssey Healthcare, Inc., a hospice health care company.
     S. Frank Fritsch has served as our Executive Vice President and Chief Human Resources Officer since February 2007. He served as our Senior Vice President of Human Resources from November 1999 to February 2007. He served as our Vice President of Human Resources from June 1997 to November 1999. Prior to June 1997, he was Senior Vice President — Human Resources for Integrated Health Services from May 1996 until June 1997. Prior to that time, Mr. Fritsch was Senior Vice President — Human Resources for Continental Medical Systems, Inc. from August 1992 to April 1996. From 1980 to 1992, Mr. Fritsch held senior human resources positions with Mercy Health Systems, Rorer Pharmaceuticals, ARA Mark and American Hospital Supply Corporation.
     Martin F. Jackson has served as our Executive Vice President and Chief Financial Officer since February 2007. He served as our Senior Vice President and Chief Financial Officer from May 1999 to February 2007. Mr. Jackson previously served as a Managing Director in the Health Care Investment Banking Group for CIBC Oppenheimer from January 1997 to May 1999. Prior to that time, he served as Senior Vice President, Health Care Finance with McDonald & Company Securities, Inc. from January 1994 to January 1997. Prior to 1994, Mr. Jackson held senior financial positions with Van Kampen Merritt, Touche Ross, Honeywell and L’Nard Associates. Mr. Jackson also serves as a director of several private companies.

     James J. Talalai has served as our Executive Vice President and Chief Information Officer since February 2007. He served as our Senior Vice President and Chief Information Officer from August 2001 to February 2007. He joined our Company in May 1997 and served in various leadership capacities within Information Services. Before joining us, Mr. Talalai was Director of Information Technology for Horizon/ CMS Healthcare Corporation from 1995 to 1997. He also served as Data Center Manager at Continental Medical Systems, Inc. in the mid-1990s. During his career, Mr. Talalai has held development positions with PHICO Insurance Company and with Harrisburg HealthCare.
     Michael E. Tarvin has served as our Executive Vice President, General Counsel and Secretary since February 2007. He served as our Senior Vice President, General Counsel and Secretary from November 1999 to February 2007. He served as our Vice President, General Counsel and Secretary from February 1997 to November 1999. He was Vice President — Senior Counsel of Continental Medical Systems from February 1993 until February 1997. Prior to that time, he was Associate Counsel of Continental Medical Systems from March 1992. Mr. Tarvin was an associate at the Philadelphia law firm of Drinker Biddle & Reath, LLP from September 1985 until March 1992.
     Scott A. Romberger has served as our Senior Vice President and Controller since February 2007. He served as our Vice President and Controller from February 1997 to February 2007. In addition, he has served as our Chief Accounting Officer since December 2000. Prior to February 1997, he was Vice President — Controller of Continental Medical Systems from January 1991 until January 1997. Prior to that time, he served as Acting Corporate Controller and Assistant Controller of Continental Medical Systems from June 1990 and December 1988, respectively. Mr. Romberger is a certified public accountant and was employed by a national accounting firm from April 1985 until December 1988.
Board Committees
     Our board of directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors and two standing committees: the audit committee and the compensation committee. In addition, from time to time, other committees may be established under the direction of the board of directors when necessary to address specific issues.
     The compensation committee reviews and makes recommendations to the board regarding the compensation to be provided to our Executive Chairman, Chief Executive Officer, our other executive officers and our directors. The compensation committee also administers our equity compensation plans. Messrs. Carson, Chernow, Cressey, Rocco Ortenzio and Robert Ortenzio are the members of the compensation committee.
     The audit committee reviews and monitors our corporate financial reporting, external audits, internal control functions and compliance with laws and regulations that could have a significant effect on our financial condition or results of operations. In addition, the audit committee has the responsibility to consider and appoint, and to review fee arrangements with, our independent registered public accountants. Messrs. Cressey, Dalton, Swergold and Traynor are the members of the audit committee. In 2004, Select’s board of directors determined that each of Messrs. Cressey, Dalton and Swergold qualified as an “audit committee financial expert” as defined by SEC rules.
Director Compensation
     We do not pay cash compensation to our employee directors; however they are reimbursed for the expenses they incur in attending meetings of the board of directors or board committees. Non-employee directors other than non-employee directors appointed by Welsh Carson and Thoma Cressey, receive cash compensation in the amount of $6,000 per quarter, and the following for all meetings attended other than audit committee meetings: $1,500 per board meeting, $300 per telephonic board meeting, $500 per committee meeting held in conjunction with a board meeting and $1,000 per committee meeting held independent of a board meeting. For audit committee meetings attended, all members receive the following: $2,000 per audit committee meeting and $1,000 per telephonic audit committee meeting. All non-employee directors are also reimbursed for the expenses they incur in attending meetings of the board of directors or board committees.

Code of Ethics
     We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, including our chief executive officer, our chief financial officer and our chief accounting officer. Our code of conduct is available on our Internet website, www.selectmedicalcorp.com. Our code of conduct may also be obtained by contacting investor relations at (717) 972-1100. Any amendments to our code of conduct or waivers from the provisions of the code for our chief executive officer, our chief financial officer and our chief accounting officer will be disclosed on our Internet website promptly following the date of such amendment or waiver.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The Company’s compensation philosophy for executive officers is designed with the primary goal of rewarding the contributions of executive officers to the financial performance of the Company and providing overall compensation sufficient to attract and retain executive officers and motivate them to contribute to the Company’s financial performance. The Company seeks to achieve its goal with respect to executive officers’ compensation by implementing and maintaining a bonus plan for certain executive officers that ties a substantial portion of each executive’s overall compensation to pre-determined financial goals relating to the Company’s return on equity and earnings per share. For the 2006 fiscal year, the named executive officers eligible to participate in the bonus plan were Messrs. Rocco and Robert Ortenzio, Ms. Rice and Mr. Jackson. For other executive officers, the Company may determine, at the time of hire or otherwise, that a bonus may be earned if the compensation committee determines that such officer has made a meaningful contribution to the Company’s performance and the Company has achieved its financial performance objectives. Mr. Romberger is eligible to earn a bonus based on the compensation committee’s discretionary determination.
     The Company’s Chief Executive Officer may, from time to time, recommend levels of compensation for named executive officers. However the compensation committee makes the final determination regarding the compensation of the named executive officers. The compensation committee periodically reviews overall compensation levels to ensure that performance-based compensation represents a sufficient portion of total compensation to promote and reward executive officers’ contributions to Company performance. With respect to the Company’s named executive officers other than Mr. Romberger, the Company has determined that it should place increasing emphasis on performance-based compensation in lieu of paying higher base salaries, and has frozen base salaries for such named executive officers, as described more fully below.
     The Company does not utilize a formal benchmarking process to set compensation levels. However, the compensation committee does give consideration, from time to time, to the compensation paid by comparable companies in our industry. The Company does not retain a compensation consultant.
Elements of Compensation
     Executive compensation consists of following elements, each of which is discussed in further detail in the sections that follow:
•	Base Salary

•	Annual Performance-Based Bonuses for senior executive officers

•	Annual Discretionary Bonuses for other executive officers

•	Holdings’ Long-Term Cash Incentive Plan

•	Equity compensation

•	Perquisites

•	General benefits
Base Salary
     The Company sets base salaries for named executive officers at levels that it believes are competitive with the industry when combined with the bonus program. The compensation committee periodically reviews base salaries for the named executive officers. In 2004, the compensation committee determined that base salaries for the Company’s named executive officers other than Mr. Romberger were sufficient and should be frozen at their then-current levels. Base salaries for Messrs. Rocco and Robert Ortenzio, Ms. Rice and Mr. Jackson were frozen for 2006 and the amount of base salary reflected in the Summary Compensation Table, below, for each of such individuals is the same as the amount reported last year. During the same period, however, Mr. Romberger’s base salary has been adjusted upward annually based on the compensation committee’s determination that Mr. Romberger has performed his duties at a very high level and in order to assure that his overall compensation remains competitive with comparable positions in other companies, based on the compensation committee’s informal review. Accordingly, Mr. Romberger’s base salary for fiscal year 2006 ($260,000) is $18,000 higher than it was during fiscal year 2005.
Annual Performance-Based Bonuses for Executives
     In 2006, the compensation committee established financial performance targets for the bonus plan for certain executive officers based on the Company’s return on equity and earnings per share, the achievement of which may entitle the executive officers who are eligible to participate in the bonus plan to receive annual bonuses of up to 250% of a target bonus percentage multiplied by the executive officer’s base salary. The compensation committee considers the range of bonus opportunities to be appropriate based on the committee’s determination that performance-based bonuses should represent a significant portion of overall compensation for the executive officers who participate in the bonus plan, which includes all of the named executive officers other than Mr. Romberger. In order to further the Company’s philosophy that compensation should reward such executive officers’ contribution to the Company’s financial performance, the bonus plan for such executives is designed to determine bonuses based on measures directly related to the Company’s financial performance and the increase in stockholder value. For the 2006 fiscal year, the compensation committee established the following goals, both of which needed to be attained to entitle the executive to receive a cash payment equal to the stated bonus percentage times the executive’s base salary: return on equity of at least 15% and earnings per share of at least $0.45. For 2006, the target bonus percentage for each of the named executive officers eligible to participate in the bonus plan is set forth in the table below. The target bonus percentage for Messrs. Rocco and Robert Ortenzio exceeds the target bonus percentages for the other named executive officers due to a higher level of responsibility.

Target Bonus
Named Executive Officer	(% of Base Salary)

Rocco A. Ortenzio	80%
Robert A. Ortenzio	80%
Patricia A. Rice	50%
Martin F. Jackson	50%
     The Company’s financial performance goals for 2006 for return on equity and earnings per share were not attained. Accordingly, none of the named executive officers listed in the table above received bonuses for fiscal year 2006 under the bonus plan.

2007 Annual Performance-Based Bonuses
     On February 13, 2007, the compensation committee and the board of directors of Holdings adopted the Annual Incentive Compensation Plan Matrix for 2007 for purposes of determining bonuses under the bonus plan for certain executive officers, including all of the named executive officers other than Mr. Romberger. Each such executive officer has a bonus target expressed as a percentage of such executive officer’s base salary paid during the year. The target bonus percentage for each named executive officer who is eligible to participate in the bonus plan in 2007 were set as follows:

Target Bonus
Named Executive Officer	(% of Base Salary)

Rocco A. Ortenzio	80%
Robert A. Ortenzio	80%
Patricia A. Rice	50%
Martin F. Jackson	50%
     Based on the Company’s 2007 performance, actual bonuses may range from 0% to 250% of the participant’s target bonus percentage amount times a participant’s base salary. If the Company does not achieve our performance goal for either return on equity or earnings per share in 2007, no bonuses will be paid under the bonus plan for 2007. If both of the performance goals are met in 2007, the participants will receive cash bonuses equal to the target bonus percentage listed above times the participant’s base salary. If one or both of the performance goals are exceeded, the participants may receive bonuses greater than the target bonus percentage listed above, up to a maximum of 250% of such target bonus percentage multiplied by such participant’s base salary, depending the extent to which the performance goals are exceeded. For example, a participant whose target bonus percentage is 50% is eligible to receive a bonus equal to 125% of the participant’s base salary if the maximum cash award of 250% is achieved (i.e., 250% times 50% equals 125%).
Discretionary Annual Bonus
     The compensation committee has the authority to award bonuses to the Company’s executives on a purely discretionary basis. In 2006, the compensation committee granted a discretionary bonus of $50,000 to Mr. Jackson, even though Mr. Jackson is a participant in the bonus plan described above, and no bonuses were awarded under that plan for 2006 due to the Company’s failure to meet its performance goals. The compensation committee elected to pay a discretionary bonus to Mr. Jackson because it determined that in 2006 Mr. Jackson performed at a very high level, and that the Company’s failure to achieve its performance goals in 2006 was due to factors beyond Mr. Jackson’s control, including the regulatory changes that reduced the Company’s Medicare reimbursements for its specialty hospitals.
     When Mr. Romberger was hired in 1997, the Company committed to an annual discretionary bonus opportunity of up to 40% of Mr. Romberger’s base salary. The payment of this discretionary bonus in any year is subject to the compensation committee’s review of Mr. Romberger’s and the Company’s performance for that year. For fiscal year 2006, the compensation committee determined that Mr. Romberger performed at a very high level, but that since the Company did not meet its expected performance goals, the discretionary bonus would be paid at the 90% level. Accordingly, Mr. Romberger’s actual 2006 bonus was 90% of 40% of his 2006 base salary, or $93,600. In general, the Company paid discretionary bonuses to all eligible employees (excluding certain executive officers of the Company whose bonus, if any, is determined under the performance-based bonus plan described above) at the 90% level for 2006 based on the Company’s failure to meet its performance goals.
Holdings Long-Term Cash Incentive Plan
     The Company’s named executive officers other than Mr. Romberger are eligible to participate in Holdings Long-Term Cash Incentive Plan, which we refer to as the Cash Plan. By granting such executive officers of the Company a certain number of units under the Cash Plan, Holdings seeks to provide an incentive to management to assist in its investors’ long-term goal, specifically to retain management employees for the duration of their investment in the Company and motivate them to work toward the achievement of a liquidity event for the investors. To achieve these goals, participants in the Cash Plan will receive cash payments under the plan to the extent Holdings exceeds targeted returns on invested equity as of a liquidity event, such as a sale of our Company or an initial public offering by Holdings, or upon the redemption of Holdings’ preferred stock or the payment of special dividends on Holdings’ preferred stock.
     The named executive officers of the Company, other than Mr. Romberger, may receive payment of cash benefits based upon (i) the value of our Company upon a change in control of Holdings or upon qualified initial public offering of Holdings or (ii) a redemption of Holdings’ preferred stock or special dividends paid on Holdings’ preferred stock. Until the occurrence of an event that would trigger the payment of cash on any outstanding units is deemed probable by us, no expense for any award is reflected in our financial statements. Units granted under the Cash Plan were fully vested (but remain subject to forfeiture) prior to 2006 and, because Holdings has not altered the allocation of units previously established and disclosed and because no event entitling named executive officers to payment under the Cash Plan occurred in 2006, there is no amount reported in the Summary Compensation Table below regarding the Cash Plan.
     The named executive officers who were allocated units under the Cash Plan, and the respective number of units allocated, are set forth in the table below. The number of units allocated under the Cash Plan for Messrs. Rocco and Robert Ortenzio exceeds the number of units allocated for the other named executive officers due to a higher level of responsibility.

Named Executive Officer	Cash Plan Units

Robert A. Ortenzio	35,000
Rocco A. Ortenzio	25,000
Patricia A. Rice	15,000
Martin F. Jackson	7,000
     As described more fully in the Section below entitled “Potential Payments upon Termination or Change in Control” the named executive officers listed in the table above will forfeit units under the Cash Plan upon termination of employment for any reason other than for death or disability.
Equity Compensation
     In connection with Select’s becoming a privately owned corporation in 2005, described in “Business — “The Merger Transactions,” the Company sought to encourage meaningful long-term contribution to the Company’s future financial success by our executive officers. Accordingly, Holdings established the 2005 Equity Incentive Plan, or Equity Plan, to provide certain of our employees, including our executive officers, and employees of our subsidiaries with incentives to help align those employees’ interests with the interests of Holdings’ stockholders. In February 2005, grants of common stock of Holdings subject to forfeiture upon certain events, were made to certain employees, including Mr. Rocco Ortenzio, Mr. Robert Ortenzio, Ms. Rice, Mr. Jackson and Mr. Romberger. The terms of the February 2005 grants vary somewhat for each of the named executive officers, due to the negotiations that took place in connection with the Transactions. Mr. Rocco Ortenzio’s grant was fully vested upon grant and Mr. Robert Ortenzio’s grant was subject to a three-year vesting schedule. The other named executive officers’ grants each vest over a period of five years from the date of grant, conditioned upon continued employment.
     No grants were made to named executive officers under the Equity Plan in 2006 based on the compensation committee’s determination that the named executive officers possess a sufficient ownership interest in the Company and are sufficiently motivated by the Company’s bonus compensation programs to continue to contribute to the Company’s financial performance.
     As set forth in the tabular disclosure that follows, however, a portion of each of the 2005 restricted stock grants for all named executive officers, except for Mr. Rocco Ortenzio, whose restricted stock was fully vested upon grant, as described above, vested during fiscal year 2006.
Perquisites and Other Personal Benefits
     The Company provides named executive officers with perquisites and other personal benefits that the Company and the compensation committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The compensation committee periodically reviews the levels of perquisites and other personal benefits provided to named executive officers.
     The primary personal benefit the named executive officers are provided is the personal use of the Company’s aircraft at the Company’s expense. In recognition of their contributions to the Company, Messrs. Rocco and Robert Ortenzio and Ms. Rice are entitled to use the Company’s aircraft for personal reasons, and may be accompanied by friends and family members. Messrs. Rocco and Robert Ortenzio and Ms. Rice must recognize taxable compensation for the value of the personal use of the Company’s aircraft by themselves and their friends and family members. Messrs. Jackson and Romberger, along with other executive officers, may use the Company’s aircraft in connection with a personal emergency or bereavement matter with the prior approval of the Company’s Executive Chairman or Chief Executive Officer.
     The Company offers full reimbursement for the costs associated with an annual comprehensive physical exam for certain executive officers, including travel and accommodations, so that an executive officer who makes use of the Company’s physical exam benefit can be evaluated and receive diagnostic and preventive medical care.
     Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006, are included in the “Summary Compensation Table.”
General Benefits
     Our named executive officers are also eligible to participate in the Company’s group health and dental plans, including short term and long term disability, life insurance (at an amount up to 100% of base salary), and the Company’s 401(k) plan on the same terms and conditions as those plans are available to employees of the Company generally.
     In addition, if Ms Rice were to retire prior to age 65, the Company has agreed that part of Ms. Rice’s overall compensation would include the cost to the Company to provide continued health and dental insurance policies to Ms. Rice and her eligible dependents following her retirement until she attains age 65. Ms. Rice would be required, during the period that the Company provides such health and dental insurance policies, to make contributions toward the cost of such coverage at the same level required for employees who participate in the Company’s health and dental coverage.
Compensation Committee Report
     The compensation committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this report.

The Compensation Committee

Russell L. Carson
David S. Chernow
Bryan C. Cressey
Robert A. Ortenzio
Rocco A. Ortenzio
Summary Compensation Table

						Non-Equity	Change in
				Stock	Option	Incentive Plan	Pension	All Other	Total
Name & Principal		Salary	Bonus	Awards	Awards	Compensation	Value	Compensation	Compensation
Position	Year	($)	($)(1)	($)(2)	($)	($)	($)	($)(3)	($)
Rocco A. Ortenzio Executive Chairman	2006	824,000	—	—	—	—	—	137,605	961,605
Robert A. Ortenzio Chief Executive Officer	2006	824,000	—	2,604,033	—	—	—	150,040	3,578,073
Patricia A. Rice President and Chief Operating Officer	2006	592,250	—	444,609	—	—	—	158,230	1,195,089
Martin F. Jackson Executive Vice President and Chief Financial Officer	2006	371,315	50,000	222,304	—	—	—	6,600	650,219
Scott A. Romberger Senior Vice President, Controller and Chief Accounting Officer	2006	260,000	93,600	20,156	—	—	—	6,600	380,356

(1) The dollar amounts reported in this column represent discretionary bonuses paid to each of Messrs. Jackson and Romberger, as described above under the caption “Compensation Discussion and Analysis—Discretionary Bonus.”
(2) The dollar amounts reported in this column represent the FAS 123R expense recognized by the Company on outstanding restricted stock awards granted pursuant to the 2005 Equity Incentive Plan. See Note 10 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating value pursuant to FAS 123R. See also the “Option Exercises and Stock Vested Table,” which shows the corresponding number of shares vesting under each such restricted stock award with respect to which the Company recognized an expense under FAS 123R.
(3) With the exception of Mr. Rocco A. Ortenzio, each named executive officer received an employer matching contribution to the Company’s 401(k) plan in the amount of $6,600. The other items reported in this column include the value of personal use of the Company’s aircraft and the incremental cost to the Company of Ms. Rice’s participation in the Company’s executive physical exam program in 2006, each in the amounts set forth in the “Personal Benefits” table below. The incremental cost to the Company of each of Mr. Jackson’s and Mr. Romberger’s personal benefits in 2006 did not exceed $10,000, and accordingly, are not described herein.

Personal Benefits

Name	Aircraft Usage ($)	Executive Physical ($)
Rocco A. Ortenzio	137,605	—
Robert A. Ortenzio	143,440	—
Patricia A. Rice	149,023	2,607
Narrative Discussion of Information in Summary Compensation Table
     The Summary Compensation Table, set forth above, summarizes the total compensation paid or earned by each named executive officer for the 2006 fiscal year. None of the named executive officers received grants of plan-based awards during 2006. As described below, certain of the payments set forth in the tables above are made pursuant to contractual agreements with the named executive officers.
Employment Agreements
     Messrs. Rocco and Robert Ortenzio and Ms. Rice, are party to employment agreements with the Company which renew for successive one year terms on each March 1, unless earlier terminated. Some of the material terms of those agreements are described below. Each agreement provides for severance upon termination of employment following a change in control, as described under the Section titled “Potential Payments upon Termination or Change in Control” below. In addition, such agreements require the Company to pay each such executive base salary and a pro-rated bonus for the remainder of the then-current term upon termination without cause or for good reason, provided that such executive adheres to the restrictive covenants contained in such agreement; such payments and terms are also described under the section titled “Potential Payments upon Termination or Change in Control” below.
     Messrs. Jackson and Romberger are employees-at-will, and accordingly, elements of their annual compensation are subject to review and adjustment by the compensation committee. Mr. Romberger’s base salary was increased by $18,000 in 2006.
Rocco A. Ortenzio
     The Company and Mr. Rocco A. Ortenzio, a co-founder of the Company, are parties to an employment agreement, dated as of March 1, 2000, as subsequently amended, which is currently effective. Pursuant to the terms of his employment agreement, Mr. Rocco A. Ortenzio is entitled to an annual base salary of $800,000 subject to adjustment by the Company’s board of directors. Mr. Rocco A. Ortenzio’s base salary was upwardly adjusted by the board of directors until 2003 and has not been increased since.
     Mr. Rocco A. Ortenzio is also eligible for bonus compensation under his employment agreement, however the Company’s bonus plan for certain executive officers, described in the Compensation Discussion and Analysis section above, is the exclusive mechanism for determining bonus compensation from the Company for Mr. Rocco A. Ortenzio.
     Mr. Rocco A. Ortenzio’s employment agreement also provides that if he is terminated due to his disability, the Company must make salary continuation payments to him equal to 100% of his annual base salary for ten years after his date of termination or until he is physically able to become gainfully employed in an occupation consistent with his education, training and experience.
     Mr. Rocco A. Ortenzio is entitled to up to six weeks paid vacation per year under the terms of his employment agreement.
Robert A. Ortenzio
     The Company and Mr. Robert A. Ortenzio, a co-founder of the Company, are parties to an employment agreement, dated as of March 1, 2000, as subsequently amended, which is currently effective. Pursuant to the terms of his employment agreement, Mr. Robert A. Ortenzio is entitled to an annual base salary of $800,000, subject to adjustment by the Company’s board of directors. Mr. Robert A. Ortenzio’s base salary was upwardly adjusted by the board of directors until 2003 and has not been increased since.
     Mr. Robert A. Ortenzio is also eligible for bonus compensation under his employment agreement, however the Company’s bonus plan for certain executive officers, described in the Compensation Discussion and Analysis section above, is the exclusive mechanism for determining bonus compensation from the Company for Mr. Robert A. Ortenzio.
     Mr. Robert A. Ortenzio’s employment agreement also provides that if he is terminated due to his disability, the Company must make salary continuation payments to him equal to 50% of his annual base salary for ten years after his date of termination or until he is physically able to become gainfully employed in an occupation consistent with his education, training and experience.
     Mr. Robert A. Ortenzio is entitled to up to six weeks paid vacation per year under the terms of his employment agreement.
Patricia A. Rice
     The Company and Ms. Rice are parties to an employment agreement, effective as of March 1, 2000, as subsequently amended, which is currently effective. Pursuant to the terms of her employment agreement, Ms. Rice serves as the Company’s President and Chief Operating Officer and is entitled to an annual base salary of $500,000, subject to adjustment by the Company’s board of directors. Ms. Rice’s base salary was upwardly adjusted by the board of directors until 2003 and has not been increased since.
     Ms. Rice is also eligible for bonus compensation under her employment agreement, however the Company’s bonus plan for certain executive officers, described in the Compensation Discussion and Analysis section above, is the exclusive mechanism for determining bonus compensation from the Company for Ms. Rice.
     Ms. Rice’s employment agreement also provides that if she is terminated due to her disability, the Company must make salary continuation payments to her equal to 50% of her annual base salary for ten years after her date of termination or until she is physically able to become gainfully employed in an occupation consistent with her education, training and experience.
     Ms. Rice is entitled to up to four weeks paid vacation per year under the terms of her employment agreement.
     Finally, as described in the Compensation Discussion and Analysis section, above, if Ms. Rice retires before the age of 65, she is entitled to Company-provided health and dental insurance coverage for herself and her eligible dependents, following her retirement until she attains age 65. Ms. Rice would be required to contribute to the cost of such coverage at the same level required for employees who participate in the Company’s health and dental coverage.
Restricted Stock
     Each named executive officer is party to a Restricted Stock Agreement with Holdings pursuant to Holdings’ 2005 Equity Plan. The amounts reported in the “Stock Awards” column of the Summary Compensation Table, above, reflect the FAS 123R expense for fiscal year 2006 recognized by the Company with respect to such awards. No such expense was recorded for Mr. Rocco Ortenzio’s award because the restricted stock award was fully vested prior to 2006. According to each agreement and the Equity Plan, shares of restricted stock may not be sold, assigned, transferred, pledged or otherwise encumbered by the participant until the satisfaction of conditions set by the administrator and may be subject to forfeiture or repurchase by Holdings prior to the satisfaction of conditions set by the administrator.
Outstanding Equity Awards at Fiscal Year End Table

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan
								Plan	Awards:
								Awards:	Market or
			Equity					Number	Payout
			Incentive					of	Value of
			Plan				Market	Unearned	Unearned
			Awards:			Number	Value of	Shares,	Shares,
			Number of			of Shares	Shares	Units or	Units or
	Number of	Number of	Securities			or Units	or Units	Other	Other
	Securities	Securities	Underlying			of Stock	of Stock	Rights	Rights
	Underlying	Underlying	Unexercised	Option		That	That	That	That
	Unexercised	Unexercised	Unearned	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Options (#)	Options (#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(1)	(#)	(#)
Rocco A. Ortenzio	—	—	—	—	—	—	—	—	—
Robert A. Ortenzio	—	—	—	—	—	5,932,959	5,932,959	—	—
	—	—	—	—	—	3,354,167	3,354,167	—	—
Patricia A. Rice	—	—	—	—	—	4,140,960	4,140,960	—	—
Martin F. Jackson	—	—	—	—	—	2,070,480	2,070,480	—	—
Scott A. Romberger	—	—	—	—	—	187,724	187,724	—	—

(1) There is no market for Holdings’ common stock. Accordingly, the dollar amounts reported in this column reflect the estimated value of each executive officer’s unvested restricted stock. The value of Holdings’ common equity was estimated at $1.00 per share. Such estimate was based on, among other things, the price at which the stock was sold in 2005 and a recent transaction by Holdings to repurchase common stock from a former employee for $1.00 per share.
Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares
	Acquired on	Value Realized on	Number of Shares	Value Realized on
	Exercise	Exercise	Acquired on Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
Rocco A. Ortenzio	—	—	—	—
Robert A. Ortenzio	—	—	6,835,392	6,835,392
Patricia A. Rice	—	—	1,307,672	1,307,672
Martin F. Jackson	—	—	653,836	653,836
Scott A. Romberger	—	—	59,281	59,281

(1) There is no market for Holdings’ common stock. Accordingly, the dollar amounts reported in this column reflect the estimated value of each executive officer’s restricted stock that vested in 2006. The value of Holdings’ common equity was estimated at $1.00 per share. Such estimate was based on, among other things, the price at which the stock was sold in 2005 and a recent transaction by Holdings to repurchase common stock from a former employee for $1.00 per share.
Potential Payments upon Termination or Change in Control
     Named executives who are party to employment agreements or change in control agreements with the Company may be entitled to certain payments upon termination of employment or a change in control, as described below. In addition, pursuant to the terms of the Cash Plan, in the event of a change in control or public offering of Holdings, each of the named executive officers who participates in the Cash Plan is entitled to payment of all or a portion of the value of his or her units, as described below.

Termination of Employment
     Pursuant to the employment agreements between the Company and Messrs. Robert and Rocco Ortenzio and Ms. Rice, upon a termination of employment by the Company without cause or by the executive officer for good reason, each such named executive officer is entitled to receive his or her base salary for the remainder of the then-current term of employment plus a pro rated bonus for the year of termination, and any unvested and unexercised stock options will vest immediately. As a condition to receiving such payments, however, each executive has agreed that for the term of the agreement and for two years after the termination of employment, the executive may not participate in any business that competes with the Company within a twenty-five mile radius of any of our hospitals or outpatient rehabilitation clinics. The executive also may not solicit any of our employees for one year after the termination of the executive’s employment. In addition to the payments described above, in the event of Ms. Rice’s retirement, she is entitled to continued health and dental benefits for herself and her eligible dependents until she attains age 65.
     Certain named executive officers are also entitled to receive salary continuation in the event of termination of employment by reason of disability, at the rate of 100% of base salary for Mr. Rocco Ortenzio, and 50% of base salary for each of Mr. Robert Ortenzio and Ms. Rice. Such salary continuation is payable for a period of up to 10 years, subject to earlier termination if the executive becomes physically able to resume employment in an occupation consistent with his or her education, training and experience. In addition, in the event of death or disability, the named executive officers who participate in the Cash Plan are also entitled to retain 50% of the units granted to them under the Cash Plan. However, Holdings is not required to make any payments on such units until a liquidity event or a preferred stock dividend.
     In addition, each named executive officer who has been granted restricted stock that is not fully vested as of such termination is entitled to accelerated vesting of his or her restricted stock upon termination by the Company without cause or by the executive for good reason.
     Set forth in the table below are the amounts that would be payable to each of the named executive officers upon termination of employment for the reasons specified therein, assuming that such termination occurred on December 31, 2006.

	Without Cause / Good
	Reason		Disability		Death	Retirement
	Base	Equity	Base Salary	Equity	Equity
	Salary and	Vesting	Continuation	Vesting	Vesting	Health and Dental
	Bonus	Value (1)	(2)	Value (1)	Value (1)	Benefits (3)
Rocco A. Ortenzio	$2,472,000	—	$824,000	—	—	—
Robert A. Ortenzio	$2,472,000	$9,287,126	$412,000	$9,287,126	$9,287,126	—
Patricia A. Rice	$2,240,250	$4,140,960	$296,125	$4,140,960	$4,140,960	$9,065

(1) There is no market for Holdings’ common stock. Accordingly, the amounts reported in the “Equity Vesting Value” columns above reflect the full vesting of unvested restricted stock upon an executive officer’s death or disability. The value of Holdings’ common equity was estimated at $1.00 per share. Such estimate was based on, among other things, the price at which the stock was sold in 2005 and a recent transaction by Holdings to repurchase common stock from a former employee for $1.00 per share.
(2) The amount reported in this column represents the amount of salary continuation payable each year for ten years following the date of termination of employment for disability, subject to termination if the named executive officer becomes re-employed.
(3) The value reported in this column reflects the Company’s current cost of providing health and dental coverage to Ms. Rice and her eligible dependents for one year. The Company is responsible for paying the costs of health and dental coverage for Ms. Rice and her eligible dependents (less her portion of the premiums) each year until Ms. Rice reaches the age of 65. The actual cost to the Company of providing such benefits following Ms. Rice’s retirement will depend on the rates of the carrier selected and accordingly may be more than the amount reported.
Change in Control
     If, within the one-year period immediately following a change in control of the Company, we terminate either or Messrs. Rocco or Robert Ortenzio without cause or either of such executive officers terminates his employment for any reason, we are obligated under the terms of each of their employment agreements to pay each of them a lump sum cash payment equal to their respective base salary plus bonus for the previous three completed calendar years. If, within the one-year period immediately following a change in control of the Company, Ms. Rice terminates her employment for certain specified reasons or, within the five-year period immediately following a change in control, is terminated without cause, has her compensation reduced from that in effect prior to the change in control or is relocated to a location more than 25 miles from Mechanicsburg, Pennsylvania, we are obligated under the terms of her employment agreement to pay her a lump sum cash payment equal to her base salary plus bonus for the previous three completed calendar years. In addition, if any of these executives are terminated within one year of a change in control, any of their unvested and unexercised stock options will vest as of the date of termination. A change in control is generally defined to include: (i) the acquisition by a person or group, other than our current stockholders who own 12% or more of the common stock, of more than 50% of our total voting shares; (ii) a business combination following which there is an increase in share ownership by any person or group, other than the executive or any group of which the executive is a part, by an amount equal to or greater than 33% of our total voting shares; (iii) our current directors, or any director elected after the date of the respective employment agreement whose election was approved by a majority of the then current directors, cease to constitute at least a majority of our board; (iv) a business combination following which our stockholders cease to own shares representing more than 50% of the voting power of the surviving corporation; or (v) a sale of substantially all of our assets other than to an entity controlled by our shareholders prior to the sale. Notwithstanding the foregoing, no change in control will be deemed to have occurred unless the transaction provides our stockholders with a specified level of consideration.
     On March 1, 2000, we entered into change of control agreements with Martin F. Jackson and Scott A. Romberger, which were each amended on February 23, 2001 and February 24, 2005. These agreements provide that if within a five-year period immediately following a change in control of our Company, we terminate Mr. Jackson or Mr. Romberger without cause, reduce either of their compensation from that in effect prior to the change in control or relocate Mr. Jackson or Mr. Romberger to a location more than 25 miles from Mechanicsburg, Pennsylvania, we are obligated to pay the affected individual a lump sum cash payment equal to his base salary plus bonus for the previous three completed calendar years. If at the time we terminate Mr. Jackson or Mr. Romberger without cause or Mr. Jackson or Mr. Romberger terminates his employment for good reason in connection with a change in control, Mr. Jackson or Mr. Romberger has been employed by us for less than three years, we must pay the terminated individual three times his average total annual cash compensation (base salary and bonus) for his years of service. In addition, the agreements provide that all unvested stock options will vest upon termination. A change in control has the same definition as in the employment agreements of Rocco A. Ortenzio, Robert A. Ortenzio and Patricia A. Rice, as described above.
     In addition, each named executive officer who has been granted restricted stock that is not fully vested as of a change in control or qualified public offering is entitled to accelerated vesting. In the event of a qualified public offering, 50% of the then-unvested restricted stock would vest, and in the event of a change in control 100% of the then-unvested restricted stock would vest.
     Pursuant to the terms of the Cash Plan, upon a change in control of Holdings or a qualified initial public offering, each named executive officer who is eligible to participate in the Cash Plan may receive full payment with respect to his or her units.

     Set forth in the table below are the amounts that would be payable to each of the named executive officers upon a change in control, assuming that such change in control occurred on December 31, 2006.

	Base Salary and	Equity Vesting	Cash Plan	Tax Gross-
Name	Bonus	(100%)(1)	Payout(2)	Up(3)
Rocco A. Ortenzio	$7,510,154	—	$21,438,279	—
Robert A. Ortenzio	$7,510,154	$9,287,126	$30,013,590	—
Patricia A. Rice	$4,047,652	$4,140,960	$12,862,967	$1,579,275
Martin F. Jackson	$2,513,368	$2,070,480	$6,002,718	—
Scott A. Romberger	$1,099,269	$187,724	—	—

(1) There is no market for Holdings’ common stock. Accordingly, the amount reported in the column “Equity Vesting (100%)” reflects the full vesting of unvested restricted stock upon a change in control. The value of Holdings’ common equity was estimated at $1.00 per share. Such estimate was based on, among other things, the price at which the stock was sold in 2005 and a recent transaction by Holdings to repurchase common stock from a former employee for $1.00 per share.
(2) In the event that, prior to a change in control, a named executive officer terminated employment due to death or disability, such Executive would have forfeited 50% of his or her units under the Cash Plan, and accordingly would receive 50% of the amount reported in the “Cash Plan Payout” column above.
(3) Pursuant to the terms of the employment agreements with Messrs. Robert and Rocco Ortenzio and Ms. Rice and the change of control agreements with Messrs. Jackson and Romberger, the Company will pay each named executive a tax gross-up in the event any change in control payments constitute “excess parachute payments” for purposes of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended. Based on a December 31, 2006 change of control and the estimated value of Holdings’ common stock, only Ms. Rice would be entitled to such a payment, estimated to be $1,579,275.
Director Compensation Table

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or			Incentive Plan	Compensation	All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(2)	($)	($)	($)	($)
Russell L. Carson	—	—	—	—	—	—	—
David S. Chernow	30,000	—	120	—	—	—	30,120
Bryan C. Cressey	—	—	—	—	—	—	—
James E. Dalton, Jr.	38,000	—	120	—	—	—	38,120
Thomas A. Scully	—	6,817	—	—	—	—	6,817
Leopold Swergold	41,500	—	120	—	—	—	41,620
Sean M. Traynor	—	—	—	—	—	—	—

     (1) Represents vesting of restricted shares granted in connection with the Transactions.
     (2) The dollar amounts reported in this column represents the FAS 123R expense recognized by the Company on outstanding option awards granted to non-employee directors pursuant to the Director Plan. See Note 10 to the Consolidated Financial Statements included in this Form 10-K for a discussion of the relevant assumptions used in calculating value pursuant to FAS 123R. As of December 31, 2006, the total number of outstanding stock and option awards for each director listed in the table above are set forth below:

	Shares	Shares
	Outstanding	Outstanding
	subject to	subject to
	Stock Awards	Option Awards
Name	(#)	(#)
Russell L. Carson	—	—
David S. Chernow	—	30,000
Bryan C. Cressey	—	—
James E. Dalton, Jr.	—	30,000
Thomas A. Scully	63,495	—
Leopold Swergold	—	30,000
Sean M. Traynor	—	—
     We do not pay cash compensation to our employee directors; however they are reimbursed for the expenses they incur in attending meetings of the board of directors or board committees. Non-employee directors other than non-employee directors appointed by Welsh Carson and Thoma Cressey, receive cash compensation in the amount of $6,000 per quarter, and the following for all meetings attended other than audit committee meetings: $1,500 per board meeting, $300 per telephonic board meeting, $500 per committee meeting held in conjunction with a board meeting and $1,000 per committee meeting held independent of a board meeting. For audit committee meetings attended, all members receive the following: $2,000 per audit committee meeting and $1,000 per telephonic audit committee meeting. All non-employee directors are also reimbursed for the expenses they incur in attending meetings of the board of directors or board committees.
Option Awards
     On August 10, 2005, the board of directors of Holdings authorized a director stock option plan, which we refer to as the Director Plan, for non-employee directors, which was formally approved on November 8, 2005. 250,000 shares of Holdings’ common stock are reserved for awards under the Director Plan.
     In 2006, Holdings made discretionary grants of options to acquire 10,000 shares of common stock to each of Messrs. Chernow, Dalton and Swergold pursuant to the Director Plan. Such options vest in equal increments on each anniversary of the grant date for five years.
Equity Compensation Plan Information
     Set forth in the table below is a list of all of Holdings’ equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised.

Number of
	Number of		securities
	securities to be		remaining
	issued upon	Weighted-average	available for future
	exercise of	exercise price of	issuance under
	outstanding	outstanding	equity
	options, warrants	options, warrants	compensation
Plan Category	and rights	and rights	plans
Equity compensation plans approved by security holders
Select Medical Holdings Corporation 2005 Equity Incentive Plan	3,773,335	$1.71	18,951,263
Restricted Stock Plan	55,867,096	$1.00	1,080,979
Director stock option plan	90,000	$1.50	160,000
Compensation Committee Interlocks and Insider Participation
     During fiscal year 2006, none of the members of the compensation committee was an officer (or former officer) or employee of the Company. None of the members of the compensation committee entered into (or agreed to enter into) any transaction or series of transactions with the Company in which the amount involved exceeded $120,000. None of our executive officers served on the compensation committee (or another board of directors committee with similar functions or, if none, the entire board of directors) of another entity where one of that entity’s executive officers served on our compensation committee. None of our executive officers was a director of another entity where one of that entity’s executive officers served on our compensation committee; and none of our executive officers served on the compensation committee or the entire board of directors of another entity where one of that entity’s executive officers served as a director on our board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information as of March 20, 2007, with respect to the beneficial ownership of Holdings’ capital stock by (i) our chief executive officer and each of the other named executive officers set forth below, (ii) each of our directors, (iii) all of our directors and executive officers as a group and (iv) each holder of five percent (5%) or more of any class of Holdings’ outstanding capital stock.

			Participating	Percent of
		Percent of	Preferred Shares	Outstanding
	Common Shares	Outstanding	Beneficially	Participating
Name of Beneficial Owner(1)	Beneficially Owned	Common Shares	Owned	Preferred Shares
Welsh, Carson, Anderson & Stowe(2)	114,938,082	56.1%	16,877,179.59	76.1%
Thoma Cressey Bravo(3)	17,554,946	8.6%	2,610,400.84	11.8%
Rocco A. Ortenzio(4)	22,453,271	11.0%	921,500.59	4.2%
Robert A. Ortenzio(5)	21,651,873	10.6%	913,858.31	4.1%
Russell L. Carson	2,910,387	1.4%	432,771.36	2.0%
Bryan C. Cressey(6)	17,962,732	8.8%	2,671,038.22	12.1%
David S. Chernow(7)	20,000	*	2,973.98	*
James E. Dalton, Jr.	50,000	*	7,434.94	*
Thomas A. Scully(8)	130,255	*	4,460.97	*
Leopold Swergold	200,000	*	29,739.78	*
Sean M. Traynor	5,000	*	743.49	*
Patricia A. Rice(9)	6,898,361	3.4%	53,531.60	*
Scott A. Romberger(10)	325,206	*	4,282.53	*
Martin F. Jackson(11)	3,632,781	1.8%	54,066.93	*
All directors and executive officers as a group(12) (sixteen persons)	80,735,091	39.4%	5,167,691.68	23.3%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 4716 Old Gettysburg Road, P.O. Box 2034, Mechanicsburg, Pennsylvania 17055.

(2)	Represents (A) 80,857,183 common shares and 12,023,373.01 participating preferred shares held by WCAS IX over which WCAS IX has sole voting and investment power, (B) 15,000 common shares and 2,230.48 participating preferred shares held by WCAS Management Corporation, over which WCAS Management Corporation has sole voting and investment power, (C) 3,623,302 common shares and 538,780.97 participating preferred shares held by WCAS Capital Partners IV,

L.P., over which WCAS Capital Partners IV, L.P. has sole voting and investment power, (D) an aggregate 8,246,203 common shares and 1,226,213.10 participating preferred shares held by individuals who are general partners of WCAS IX Associates LLC, the sole general partner of WCAS IX and/or otherwise employed by an affiliate of Welsh, Carson, Anderson & Stowe, and (E) an aggregate 22,196,394 common shares and 3,086,582.03 participating preferred shares held by other co-investors, over which WCAS IX has sole voting power. Each of the following individuals are managing members of WCAS IX Associates, LLC, the sole general partner of WCAS IX, and WCAS CP IV Associates, LLC, the sole general partner of WCAS Capital Partners IV, L.P.: Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. Mclnerney, Robert A. Minicucci, Anthony J. de Nicola, Paul B. Queally, D. Scott Mackesy, Sanjay Swani, John D. Clark, James R. Matthews, Sean M. Traynor, John Almeida and Jonathan M. Rather. In addition, Thomas A. Scully is also a managing member of WCAS CP IV Associates, LLC. Each of the following individuals are shareholders of WCAS Management Corporation: Patrick J. Welsh, Russell L. Carson, Bruce K. Anderson, Thomas E. Mclnerney and Robert A. Minicucci. The principal executive offices of Welsh, Carson, Anderson & Stowe are located at 320 Park Avenue, Suite 2500, New York, New York 10022.

(3)	Represents (A) 7,480,145 common shares and 1,112,289.19 participating preferred shares held by Thoma Cressey Fund VI, L.P. over which Thoma Cressey Fund VI, L.P. has shared voting and investment power, (B) 74,801 common shares and 11,122.80 participating preferred shares held by Thoma Cressey Friends Fund VI, L.P., over which Thoma Cressey Friends Fund VI, L.P. has shared voting and investment power, (C) 9,846,200 common shares and 1,464,118.96 participating preferred shares held by Thoma Cressey Fund VII, L.P., over which Thoma Cressey Fund VII, L.P. has shared voting and investment power, and (D) 153,800 common shares and 22,869.89 participating preferred shares held by Thoma Cressey Friends Fund VII, L.P., over which Thoma Cressey Friends Fund VII, L.P. has shared voting and investment power. The sole general partner of each of Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P. (collectively, “Thoma Cressey Fund VII”) is TC Partners VII, L.P. (the “Fund VII GP”). The sole general partner of Fund VII GP is Thoma Cressey Equity Partners Inc. (the “Ultimate GP”). The sole general partner of each of Thoma Cressey Fund VI, L.P. and Thoma Cressey Friends Fund VI, L.P. (collectively, “Thoma Cressey Fund VI”) is TC Partners VI, L.P. (the “Fund VI GP”). The sole general partner of Fund VI GP is the Ultimate GP. The sole shareholder of the Ultimate GP is Carl D. Thoma. The officers of the Ultimate GP are Carl D. Thoma, Bryan C. Cressey and Lee M. Mitchell. The principal executive offices of the Ultimate GP are located at 233 South Wacher, Chicago, IL 60606.

(4)	In addition to shares held by Rocco A. Ortenzio in his individual capacity, includes 5,000,000 common shares held by the Robert A. Ortenzio Descendants Trust, of which Mr. Rocco Ortenzio is a trustee. Mr. Rocco Ortenzio disclaims beneficial ownership of shares held by the Robert A. Ortenzio Descendants Trust except in his capacity as a fiduciary of such trust.

(5)	Includes 20,506,176 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions.

(6)	In addition to shares owned by Bryan C. Cressey in his individual capacity, includes (A) 7,480,145 common shares and 1,112,289.19 participating preferred shares held by Thoma Cressey Fund VI, L.P., (B) 74,801 common shares and 11,122.80 participating preferred shares held by Thoma Cressey Friends Fund VI, L.P., (C) 9,846,200 common shares and 1,464,118.96 participating preferred shares held by Thoma Cressey Fund VII, L.P., and (D) 153,800 common shares and 22,869.89 participating preferred shares held by Thoma Cressey Friends Fund VII, L.P. Mr. Cressey is a principal of Thoma Cressey Equity Partners Inc. Mr. Cressey may be deemed to beneficially own the shares beneficially owned by Thoma Cressey Fund VI, L.P., Thoma Cressey Friends Fund VI, L.P., Thoma Cressey Fund VII, L.P. and Thoma Cressey Friends Fund VII, L.P. Mr. Cressey disclaims beneficial ownership of such shares. The principal address of Mr. Cressey is 9200 Sears Tower, 233 South Wacker Drive, Chicago, IL 60606.

(7)	Represents 20,000 common shares held by David S. Chernow and Elizabeth A. Chernow as tenants in common.

(8)	Includes 100,255 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions.

(9)	Includes 6,538,361 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions. In addition to shares held by Patricia A. Rice in her individual capacity, includes 360,000 common shares and 53,531.60 participating preferred shares owned by The Patricia Ann Rice Living Trust for which Ms. Rice acts as a trustee, and 2,615,000 common shares owned by the 2005 Rice Family Trust for which Ms. Rice acts as investment trustee.

(10)	Includes 296,406 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions

(11)	Includes 3,269,181 common shares which are subject to restrictions on transfer set forth in a restricted stock award agreement entered into at the time of the consummation of the Transactions. In addition to shares held by Martin F. Jackson in his individual capacity, includes an aggregate 14,400 common shares and 2,141.28 participating preferred shares owned by Mr. Jackson’s children who live in his household and over which Mr. Jackson acts as custodian.

(12)	Includes an aggregate 49,455,021 common shares which are subject to restrictions on transfer set forth in restricted stock award agreements entered into at the time of the consummation of the Transactions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Arrangements with Our Investors
     In connection with the consummation of the Transactions, Welsh Carson, Thoma Cressey and their co-investors and our continuing investors, including Rocco A. Ortenzio, Robert A. Ortenzio, Russell L. Carson and other individuals affiliated with Welsh Carson, Bryan C. Cressey, Patricia A. Rice, Martin F. Jackson, S. Frank Fritsch, Michael E. Tarvin, James J. Talalai and Scott A. Romberger, entered into agreements with Holdings as described below.
Stock Subscription and Exchange Agreement
     Pursuant to a stock subscription and exchange agreement, in connection with the Transactions the investors purchased shares of Holdings’ preferred stock and common stock for an aggregate purchase price of $570.0 million in cash plus rollover shares of Select common stock (with such rollover shares being valued at $152.0 million in the aggregate, or $18.00 per share, for such purposes). Our continuing investors purchased shares of Holdings stock at the same price and on the same terms as our sponsors and their co-investors. Upon consummation of the Merger, all rollover shares were cancelled without payment of any merger consideration.
     In July 2005, Mr. Chernow purchased 2,973.98 shares of preferred stock and 20,000 shares of common stock of Holdings for an aggregate of $100,000; Mr. Dalton purchased 7,434.94 shares of preferred stock and 50,000 shares of common stock of Holdings for an aggregate of $250,000; and Mr. Swergold purchased 29,739.78 shares of preferred stock and 200,000 shares of common stock for an aggregate of $1,000,000.
     On September 29, 2005, we incurred $14.5 million of expense in connection with a payment of $14.2 million to certain members of management under the Cash Plan as a result of a special dividend paid to holders of Holdings preferred stock with the proceeds of the $175.0 million senior floating rate notes issued by Holdings. The balance of the $14.5 million expense resulted from the employer’s portion of the payroll taxes associated with the payment to management.
Stockholders Agreement and Equity Registration Rights Agreement
     The stockholders agreement entered into by Holdings’ investors in connection with the Transactions contains certain restrictions on the transfer of equity securities of Holdings and provides certain stockholders with certain preemptive and information rights. Pursuant to the registration rights agreement, Holdings granted certain of our investors’ rights to require Holdings to register shares of common stock under the Securities Act.
Securities Purchase Agreement and Debt Registration Rights Agreement
     In connection with the Transactions, Holdings, WCAS Capital Partners IV, L.P., Rocco A. Ortenzio, Robert A. Ortenzio and certain other investors who are members of or affiliated with the Ortenzio family entered into a securities purchase agreement pursuant to which they purchased senior subordinated notes and shares of preferred and common stock from Holdings for an aggregate $150.0 million purchase price. In connection with such investment, these investors entered into the stockholders and registration rights agreements referred to under “— Stockholders Agreement and Equity Registration Rights Agreement” with respect to the Holdings’ equity securities acquired by them and a separate registration rights agreement with Holdings that granted these investors rights to require Holdings to register the senior subordinated notes acquired by them under the Securities Act under certain circumstances.

Transaction Fee
     In connection with the Transactions, an aggregate $24.6 million in financing fees was paid to our sponsors (or affiliates thereof) and to certain of our other continuing investors in connection with the Transactions and we reimbursed Welsh Carson and its affiliates for their out-of-pocket expenses in connection with the Transactions.
Restricted Stock Award Agreement
     On June 2, 2005, Holdings and Rocco A. Ortenzio entered into a Restricted Stock Award Agreement, pursuant to which a warrant previously granted to Mr. Ortenzio was cancelled and Mr. Ortenzio was awarded shares of Holdings’ common stock.
Other Arrangements with Directors and Executive Officers
Lease of Office Space
     We lease our corporate office space at 4716, 4718 and 4720 Old Gettysburg Road, Mechanicsburg, Pennsylvania, from Old Gettysburg Associates, Old Gettysburg Associates II and Old Gettysburg Associates III. Old Gettysburg Associates and Old Gettysburg Associates III are general partnerships that are owned by Rocco A. Ortenzio, Robert A. Ortenzio and John M. Ortenzio. Old Gettysburg Associates II is a general partnership owned by Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio and Select Capital Corporation, a Pennsylvania corporation whose principal offices are located in Mechanicsburg, Pennsylvania. Rocco A. Ortenzio, Robert A. Ortenzio, Martin J. Ortenzio and John M. Ortenzio each own 25% of Select Capital Corporation. We obtained independent appraisals at the time we executed leases with these partnerships which support the amount of rent we pay for this space. In the year ended December 31, 2006, we paid to these partnerships an aggregate amount of $2,303,300, for office rent, for various improvements to our office space and miscellaneous expenses. Our current lease for 43,919 square feet of office space at 4716 Old Gettysburg Road and our lease for 12,225 square feet of office space at 4718 Old Gettysburg Road expire on December 31, 2014.
     On May 15, 2001 we entered into a lease for 7,214 square feet of additional office space at 4720 Old Gettysburg Road in Mechanicsburg, Pennsylvania which expires on December 31, 2014. We amended this lease on February 26, 2002 to add a net of 4,200 square feet of office space. On October 29, 2003, we entered into leases for an additional 3,008 square feet of office space at 4718 Old Gettysburg Road for a five year initial term at $17.40 per square foot, and an additional 8,644 square feet of office space at 4720 Old Gettysburg Road for a five year initial term at $18.01 per square foot.
     We currently pay approximately $1,992,122 per year in rent for the office space leased from these three partnerships. We amended our lease for office space at 4718 Old Gettysburg Road on February 19, 2004 to relinquish a net of 695 square feet of office space. On March 19, 2004, we entered into leases for an additional 2,436 square feet of office space at 4718 Old Gettysburg Road from Old Gettysburg Associates for a three year initial term at $19.31 per square foot, and an additional 2,579 square feet of office space at 4720 Old Gettysburg Road from Old Gettysburg Associates II for a five-year initial term at $18.85 per square foot.
     On August 10, 2005, we entered into a lease for approximately 8,615 square feet of additional office space at 4720 Old Gettysburg Road in Mechanicsburg, Pennsylvania with Old Gettysburg Associates II.
Equity Incentive Plan
     Holdings has adopted a restricted stock and option plan, which we refer to as the equity plan. Members of our management, including some of those who participated in the Transactions as continuing investors, received awards under the equity plan. The equity plan was amended and restated in November 2005. Pursuant to the amended and restated equity plan, on November 8, 2005 Holdings awarded to Rocco A. Ortenzio and Robert A. Ortenzio restricted stock awards in the amount of 3,750,000 and 5,250,000 shares of Holdings’ common stock, respectively. The restricted stock award granted to Rocco A. Ortenzio is not subject to vesting, and the restricted stock award granted to Robert A. Ortenzio is subject to ratable monthly vesting over a three-year period from the date of grant. See “Executive Compensation — Restricted Stock and Option Plan.”
Non-Employee Director Plan
     On August 10, 2005, the board of directors of Holdings authorized a director stock option plan (the “Director Plan”) for non-employee directors. 250,000 shares of Holdings’ common stock were reserved for awards under the Director Plan. On November 8, 2005, the board of directors of Holdings formally approved the previously authorized stock option plan for non-employee directors, under which Holdings can issue options to purchase up to 250,000 shares of Holdings’ common stock. See “Executive Compensation — Non-Employee Director Plan.”
Long-Term Cash Incentive Plan
     Holdings has adopted a long-term cash incentive plan, which we refer to as the Cash Plan. Participants under the Cash Plan will receive cash payments in respect of awards issued under the plan to the extent Holdings exceeds targeted returns on invested equity as of a liquidity event, such as a sale of our Company or an initial public offering by Holdings, within a specified number of years or upon the redemption of Holdings’ preferred stock or special dividends on Holdings’ preferred stock. On September 29, 2005, we incurred $14.5 million of expense in connection with a payment of $14.2 million to certain members of management under the Cash Plan as a result of a special dividend paid to holders of Holdings preferred stock with the proceeds of the $175.0 million senior floating rate notes issued by Holdings. The balance of the $14.5 million expense resulted from the employer’s portion of the payroll taxes associated with the payment to management. See “Executive Compensation — Long-Term Cash Incentive Plan.”
Employee Stock Purchase Plan
     Holdings has also adopted an employee stock purchase plan pursuant to which specified employees of Select (other than members of its senior management team) were given the opportunity to purchase shares of Holdings preferred stock and common stock. See “Executive Compensation — Employee Stock Purchase Plan.”
2007 Incentive Compensation Plan
     On February 13, 2007, the compensation committee of our board of directors adopted the Annual Incentive Compensation Plan Matrix for purposes of determining senior executives’ bonus under the bonus plan. Each of the senior executives eligible to participate in the bonus plan has a bonus target expressed as a percentage of the senior executive’s base salary paid during the year. The target bonus percentage for each of the named executive officers who participate in the bonus plan was set as follows:

Name of Executive	Target Bonus Percentage
Rocco A. Ortenzio	80%
Robert A. Ortenzio	80%
Patricia A. Rice	50%
Martin F. Jackson	50%
          Under the 2007 bonus plan, actual awards can range from 0% to 250% of the senior executive’s target bonus percentage amount times a senior executive’s base salary, depending on our financial performance in 2007 as compared to pre-determined goals for return on equity and earnings per share. If we do not achieve our performance goal for either return on equity or earnings per share in 2007, no awards will be made under the bonus plan. If both of the performance goals are met in 2007, the senior executives eligible to participate in the bonus plan will receive cash awards equal to the target bonus percentage listed above times the senior executive’s base salary. If one or both of the performance goals are exceeded, the participants may receive cash awards greater than the target bonus percentage listed above, up to a maximum cash award of 250% of such target bonus percentage multiplied by such senior executive’s base salary, depending upon by what amount each of the performance goals are exceeded. For example, a senior executive whose target bonus percentage is 50% is eligible to receive a cash award equal to 125% of the senior executive’s base salary if the maximum cash award of 250% is achieved (i.e., 250% times 50% equals 125%).
Approval of Related Party Transactions
We do not have a formal written policy for review and approval of transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K. However, our practice is that any such transaction must receive the prior approval of both the audit committee and a majority of the non-interested members of the board of directors. In addition, it is our practice that, prior to any related party transaction of the type described under “Other Arrangements with Directors and Executive Officers — Lease of Office Space,” an independent third-party appraisal is obtained that supports the amount of rent that we are obligated to pay for such leased space.
Director Independence
We believe that each of Messrs. Chernow, Dalton and Swergold would satisfy the independence standards set forth in Section 303A.02 of the rules of the New York Stock Exchange were those rules applicable to the Company. We do not believe that the other members of the audit committee, Messrs. Cressey and Traynor, and the other members of the compensation committee, Messrs. Carson, Cressey, Rocco Ortenzio and Robert Ortenzio, or Mr. Scully would currently satisfy the independence standards of the New York Stock Exchange were those rules applicable to the Company.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     During the years ended December 31, 2005 and 2006, we incurred the following fees for services performed by PricewaterhouseCoopers LLP, an independent registered public accounting firm:

	Year Ended December 31,
	2005	2006
	(in thousands)
Audit Fees(1)	$1,437,666	$1,265,256
Tax Fees(2)	58,233	—
All Other Fees	—	—

Total	$1,495,899	$1,265,256

(1)	The Audit fees for the years ended December 31, 2005 and 2006, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company and statutory and subsidiary audits, Section 404 attestation procedures, issuance of comfort letters, consents and assistance with reviews of documents filed with the SEC.

(2)	Tax fees for the year ended December 31, 2005 were for tax services associated with mergers and acquisitions.
     Select became a public registrant on July 26, 2005. The audit committee was not required to approve those services that PricewaterhouseCoopers LLP was engaged to perform in 2005 prior to July 26, 2005.
     Subsequent to July 26, 2005, all services performed by the independent registered public accounting firm have been approved by the audit committee of the board of directors prior to performance.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     (a) The financial statements filed as part of this Annual Report on Form 10-K are described in the Index to Financial Statements appearing on page F-1.
     (b) The exhibits incorporated herein by reference or filed as part of this Annual Report on Form 10-K are set forth in the attached Exhibit Index.

Select Medical Corporation
Consolidated Financial Statements
With Report of Independent Accountants
Contents

Select Medical Holdings Corporation
Consolidated Financial Statements
With Reports of Independent Registered Public Accounting Firm
FINANCIAL STATEMENT SCHEDULE
     The following Financial Statement Schedule together with the reports thereon of PricewaterhouseCoopers LLP dated March 17, 2006 and March 28, 2007 on page F-2 should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule:

Page
II Valuation and qualifying accounts	F-56

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Select Medical Holdings Corporation:
In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the results of operations and cash flows of Select Medical Corporation and its subsidiaries for the period from January 1, 2005 through February 24, 2005 and for the year ended December 31, 2004 (“Predecessor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, PA
March 17, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Select Medical Holdings Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period from February 25, 2005 through December 31, 2005 (“Successor” as defined in Note 1) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Philadelphia, PA
March 28, 2007

Select Medical Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,	December 31,
	2005	2006

ASSETS
Current Assets:
Cash and cash equivalents	$35,861	$81,600
Restricted cash	6,345	4,335
Accounts receivable, net of allowance for doubtful accounts of $74,891 and $55,306 in 2005 and 2006, respectively	256,798	199,927
Prepaid income taxes	4,110	—
Current deferred tax asset	59,135	42,613
Current assets held for sale	13,876	—
Other current assets	19,725	16,762

Total Current Assets	395,850	345,237

Property and equipment, net	248,541	356,336
Goodwill	1,305,210	1,323,572
Other identifiable intangibles	86,789	79,230
Other assets held for sale	61,388	4,855
Other assets	70,607	73,294

Total Assets	$2,168,385	$2,182,524

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdrafts	$19,355	$12,213
Current portion of long-term debt and notes payable	6,516	6,209
Accounts payable	60,528	72,597
Accrued payroll	61,531	55,084
Accrued vacation	26,983	27,360
Accrued interest	36,028	36,759
Accrued professional liability	21,527	24,979
Accrued restructuring	390	225
Accrued other	69,046	67,084
Income taxes payable	—	1,937
Due to third party payors	12,175	12,886
Current liabilities held for sale	4,215	—

Total Current Liabilities	318,294	317,333

Long-term debt, net of current portion	1,622,373	1,532,294
Non-current deferred tax liability	19,438	32,075
Non-current liabilities held for sale	3,817	—

Total Liabilities	1,963,922	1,881,702

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	4,356	2,566
Preferred stock — Authorized shares (liquidation preference is $444,765 and $467,395 in 2005 and 2006, respectively)	444,765	467,395

Stockholders’ Equity:
Common stock, $0.001 par value, 250,000,000 shares authorized, 205,408,000 shares and 204,904,000 shares issued and outstanding in 2005 and 2006, respectively	205	205
Capital in excess of par	(299,028)	(295,256)
Retained earnings	48,808	121,024
Accumulated other comprehensive income	5,357	4,888

Total Stockholders’ Equity	(244,658)	(169,139)

Total Liabilities and Stockholders’ Equity	$2,168,385	$2,182,524

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(in thousands)

	Select Medical Corporation
	Predecessor		Successor
		Period	Period
		from	from
		January 1	February	Year
	Year Ended	through	25 through	Ended
	December	February	December	December
	31, 2004	24, 2005	31, 2005	31, 2006

Net operating revenues	$1,601,524	$277,736	$1,580,706	$1,851,498

Costs and expenses:
Cost of services	1,246,249	244,321	1,244,361	1,484,632
General and administrative	45,856	122,509	59,494	43,514
Bad debt expense	47,963	6,588	18,213	18,810
Depreciation and amortization	38,951	5,933	37,922	46,668

Total costs and expenses	1,379,019	379,351	1,359,990	1,593,624

Income (loss) from operations	222,505	(101,615)	220,716	257,874

Other income and expense:
Loss on early retirement of debt	—	(42,736)	—	—
Merger related charges	—	(12,025)	—	—
Other income	1,096	267	1,092	—
Interest income	2,583	523	767	1,293
Interest expense	(33,299)	(4,651)	(102,208)	(131,831)

Income (loss) from continuing operations before minority interests and income taxes	192,885	(160,237)	120,367	127,336

Minority interest in consolidated subsidiary companies	2,608	330	1,776	1,414

Income (loss) from continuing operations before income taxes	190,277	(160,567)	118,591	125,922

Income tax expense (benefit)	76,551	(59,794)	49,336	43,521

Income (loss) from continuing operations	113,726	(100,773)	69,255	82,401

Income from discontinued operations, net of tax (includes pre-tax gain of $13,950 in 2006)	4,458	522	3,072	12,478

Net income (loss)	118,184	(100,251)	72,327	94,879

Less: Preferred dividends	—	—	23,519	22,663

Net income (loss) available to common stockholders	$118,184	$(100,251)	$48,808	$72,216

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss)
(in thousands)

		Common			Accumulated
	Common	Stock	Capital in		Other
	Stock	Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income/(Loss)

Predecessor:
Balance at December 31, 2003	102,219	$1,022	$291,519	$121,560	$5,074
Net income				118,184		$118,184
Unrealized losses on available for sale securities					(4)	(4)
Realized losses on available for sale securities					53	53
Changes in foreign currency translation					3,984	3,984

Total comprehensive income						$122,217

Issuance of common stock	3,134	32	18,591
Cash dividends				(9,209)
Repurchase of common stock	(3,399)	(34)	(48,024)
Valuation of non-employee options			151
Tax benefit of stock option exercises			13,044

Balance at December 31, 2004	101,954	1,020	275,281	230,535	9,107
Net loss				(100,251)		$(100,251)
Changes in foreign currency translation					(1,019)	(1,019)

Total comprehensive loss						$(101,270)

Issuance of common stock	267	3	1,020
Repurchase of non-employee options			(1,617)
Tax benefit of stock option exercises			1,507

Balance at February 24, 2005	102,221	$1,023	$276,191	$130,284	$8,088

		Common			Accumulated
	Common	Stock	Capital in		Other
	Stock	Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income

Successor:
Capitalization of Successor Company at February 25, 2005	148,253	$148	$(310,092)
Issuance of common stock	808	1	808
Issuance and vesting of restricted stock	56,347	56	10,247
Stock option expense			9
Accretion of dividends on preferred stock				$(23,519)
Net income				72,327		$72,327
Unrealized gain on interest rate swap					$3,539	3,539
Changes in foreign currency translation					1,818	1,818

Total comprehensive income						$77,684

Balance at December 31, 2005	205,408	205	(299,028)	48,808	5,357
Net income				94,879		$94,879
Unrealized gain on interest rate swap, net of tax					1,438	1,438
Changes in foreign currency translation					924	924
Sale of foreign subsidiary					(2,831)	(2,831)

Total comprehensive income						$94,410

Issuance and vesting of restricted stock	200	1	3,769
Cancellation of restricted stock awards	(680)	(1)
Repurchase of common shares	(24)	—	(10)
Stock option expense			13
Accretion of dividends on preferred stock				(22,663)

Balance at December 31, 2006	204,904	$205	$(295,256)	$121,024	$4,888

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	Select Medical Corporation
	Predecessor		Successor
		Period from	Period from
	Year Ended	January 1 through	February 25 through	Year Ended
	December 31, 2004	February 24, 2005	December 31, 2005	December 31, 2006
Operating activities
Net income (loss)	$118,184	$(100,251)	$72,327	$94,879
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,912	6,177	39,060	46,844
Provision for bad debts	48,986	6,661	18,600	18,897
Gain on sale of business	—	—	—	(13,950)
Loss on early retirement of debt (non-cash)	—	7,977	—	—
Non cash compensation expense	—	—	10,312	3,782
Amortization of debt discount	—	—	881	1,176
Minority interests	3,448	469	3,018	1,754
Loss on disposal of assets	—	—	810	2,443
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(22,864)	(48,976)	(2,908)	30,804
Other current assets	8,594	1,816	312	2,015
Other assets	2,778	(622)	4,887	6,441
Accounts payable	(13,980)	5,250	1,879	12,081
Due to third-party payors	(52,296)	667	(1,757)	711
Accrued interest	433	(4,839)	34,216	731
Accrued expenses	2,636	204,748	(186,552)	(3,666)
Income taxes and deferred taxes	38,445	(60,021)	43,070	22,709

Net cash provided by operating activities	174,276	19,056	38,155	227,651

Investing activities
Purchases of property and equipment	(32,626)	(2,586)	(107,360)	(155,096)
Earnout payments	(2,983)	—	—	(100)
Restricted cash	(7,031)	108	578	2,010
Proceeds from sale of business, net of cash sold	11,554	—	—	74,966
Proceeds from sale of membership interests	4,064	—	—	—
Acquisition of businesses, net of cash acquired	(1,937)	(108,279)	(3,272)	(3,261)

Net cash used in investing activities	(28,959)	(110,757)	(110,054)	(81,481)

Financing activities
Proceeds from senior floating rate notes	—	—	175,000	—
Equity investment	—	—	724,042	—
Proceeds from credit facility	—	—	780,000	—
Proceeds from 7 5/8% senior subordinated notes	—	—	660,000	—
Repayment of senior subordinated notes	—	—	(350,000)	—
Deferred financing costs	—	—	(60,269)	—
Costs associated with equity investment	—	—	(8,686)	—
Net repayments on credit facility debt	(8,483)	—	(119,350)	(90,800)
Principal payments on seller and other debt	(3,904)	(528)	(4,161)	(721)
Repurchases of common stock and options	(48,058)	—	(1,687,994)	(41)
Payment of preferred stock dividends	—	—	(175,000)	—
Proceeds from issuance of common stock	18,623	1,023	—	—
Payment of common stock dividends	(9,209)	—	—	—
Proceeds from (repayment of) bank overdrafts	(11,427)	—	19,355	(7,142)
Distributions to minority interests	(1,501)	(401)	(1,541)	(1,762)

Net cash provided by (used in) financing activities	(63,959)	94	(48,604)	(100,466)

Effect of exchange rate changes on cash and cash equivalents	611	(149)	644	35

Net increase (decrease) in cash and cash equivalents	81,969	(91,756)	(119,859)	45,739

Cash and cash equivalents at beginning of period	165,507	247,476	155,720	35,861

Cash and cash equivalents at end of period	$247,476	$155,720	$35,861	$81,600

Supplemental Cash Flow Information
Cash paid for interest	$30,677	$10,630	$59,725	$124,251
Cash paid for taxes	$42,134	$1,502	$10,712	$22,572
The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
1. Organization and Significant Accounting Policies
Business Description
Select Medical Holdings Corporation (“Holdings”) was formed in October 2004. On February 24, 2005, Select Medical Corporation (“Select”), merged with a subsidiary of Holdings which resulted in Select becoming a wholly owned subsidiary of Holdings. Holdings, Select and its subsidiaries are referred to herein as the “Company.” The Company’s financial position and results of operations prior to the Merger are presented separately in the consolidated financial statements as “Predecessor” financial statements, while the Company’s financial position and results of operations following the Merger are presented as “Successor” financial statements. Due to the revaluation of assets as a result of purchase accounting associated with the Merger, the Pre-Merger financial statements are not comparable with those after the Merger in certain respects.
The Company provides long-term acute care hospital services and inpatient acute rehabilitative hospital care through its specialty hospital segment and provides physical, occupational, and speech rehabilitation services through its outpatient rehabilitation segment. The Company’s specialty hospital segment consists of hospitals designed to serve the needs of acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients in the Company’s long-term acute care hospitals typically suffer from serious and often complex medical conditions that require a high degree of care. Patients in the Company’s acute medical rehabilitation hospitals typically suffer from debilitating injuries including traumatic brain and spinal cord injuries, and require rehabilitation care in the form of physical, psychological, social and vocational rehabilitation services. The Company’s outpatient rehabilitation business consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company’s outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 86, 101 and 96 specialty hospitals at December 31, 2004, 2005 and 2006, respectively. At December 31, 2004, 2005 and 2006, the Company operated 741, 717 and 544 outpatient clinics, respectively. At December 31, 2004, 2005 and 2006, the Company had operations in the District of Columbia and 36, 35 and 32 states, respectively. Also, at December 31, 2004 and 2005 the Company had operations in Canada through its wholly-owned subsidiary, Canadian Back Institute Limited, which was sold on March 1, 2006 (Footnote 3).

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Merger and Related Transactions
On February 24, 2005, the Merger transaction was consummated and Select became a wholly-owned subsidiary of Holdings. Holdings is owned by an investor group that includes Welsh, Carson, Anderson, & Stowe, IX, LP (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”) and members of the Company’s senior management. In the transaction, all of the former stockholders (except for certain members of management and other rollover investors) of Select received $18.00 per share in cash for common stock of Select. Holders of stock options issued by Select received cash equal to (a) $18.00 minus the exercise price of the option multiplied by (b) the number of shares subject to the options. After the Merger, Select’s common stock was delisted from the New York Stock Exchange. The Merger and related transactions are referred to in this report as the “Merger.”
The funds necessary to consummate the Merger were approximately $2,291.1 million, including approximately $1,827.7 million to pay the then current stockholders and option holders of Select, approximately $344.2 million to repay existing indebtedness and approximately $119.2 million to pay related fees and expenses.
The Merger transactions were financed by:
•	a cash common and preferred equity investment in Holdings by Welsh Carson and other equity investors of $570.0 million;

•	a senior subordinated notes offering by Holdings of $150.0 million;

•	borrowing by Select of $580.0 million in term loans and $200.0 million on the revolving loan facility under a new senior secured credit facility;

•	the issuance by Select of $660.0 million in aggregate principle amount of 7 5/8% senior subordinated notes; and

•	$131.1 million of cash on hand at Select at the closing date.
The Merger transactions were accounted for under the purchase method of accounting prescribed in Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“SFAS No. 141”). As a result of a 26% continuing ownership interest in Holdings by certain stockholders (“Continuing Stockholders”), 74% of the purchase price was allocated to the assets and liabilities acquired at their respective fair values with the remaining 26% recorded at the Continuing Stockholders’ historical book values as of the date of the acquisition in accordance with Emerging Issues Task Force Issue No. 88-16 “Basis in Leveraged Buyout Transactions” (“EITF 88-16”). As a result of the carryover of the Continuing Stockholders’ historical basis, stockholders’ equity of Holdings has been reduced by $449.5 million.
The purchase price, including transaction-related fees, was allocated to the Company’s tangible and identifiable intangible assets and liabilities based upon estimates of fair

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
value, with the remainder allocated to goodwill. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), no amortization of indefinite-lived intangible assets or goodwill has been recorded. The factors that were considered when determining the purchase price and that resulted in goodwill included the long-term growth and earnings prospects for Select. Holdings believed that as a private company, the management of Select would be better able to concentrate on the regulatory changes affecting its business and make long-term investment and operational decisions that would be harder to execute as a public company, where there is greater focus on quarter-to-quarter performance.
     A summary of the Merger transactions is presented below (in thousands):

Equity Contribution	$570,000
Exchange of shares of Select for equity of Holdings at $18.00 per share	151,992

Aggregate equity contribution	721,992
Continuing shareholders’ basis adjustment	(449,510)

Equity contribution, net	272,482
Merger expenses paid	(8,686)
Proceeds from borrowings	1,590,000

Purchase price allocated	$1,853,796

Fair value of net tangible assets acquired:
Cash	$34,484
Accounts receivable	280,891
Current deferred tax asset	69,858
Other current assets	20,955
Property and equipment	177,634
Non-current deferred tax asset	31,879
Other assets	12,970
Current liabilities	(267,831)
Long-term debt	(7,052)
Minority interest in consolidated subsidiary companies	(6,661)

Net tangible assets acquired	347,127
Capitalized debt issuance costs	55,392
Intangible assets acquired	92,988
Goodwill	1,358,289

$1,853,796

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Unaudited pro forma statements of operations for the years ended December 31, 2004 and December 31, 2005 as if the Merger occurred as of January 1, 2004 are as follows (in thousands):

	For the Year Ended December 31,
	2004	2005
Net revenue	$1,601,524	$1,858,442
Net income (loss)	66,749	(39,044)
In connection with the Merger, Merger related charges of $152.5 million related to stock compensation expense which were comprised of $142.2 million related to the purchase of all Select’s vested and unvested outstanding stock options in connection with the Merger in the Predecessor period of January 1, 2005 through February 24, 2005 and an additional $10.3 million of stock compensation cost related to Holdings restricted stock and stock options that were issued in the Successor period February 25, 2005 through December 31, 2005. Also incurred were costs of $42.7 million related to the early extinguishment of Select’s 9 1/2% and 7 1/2% senior subordinated notes which consisted of a tender premium cost of $34.8 million and the remaining unamortized deferred financing costs of $7.9 million. In addition, $12.0 million of other Merger related charges were incurred. These charges consisted of the fees of the investment advisor hired by the Special Committee of Select’s Board of Directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing and costs associated with purchasing a six year extended reporting period under Select’s directors and officers liability insurance policy.
The carrying value of the reported goodwill is subject to impairment tests under the requirements of SFAS No. 142. Goodwill was allocated to each of the Company’s reporting units based on their fair values at the date of the Merger. The Company performs impairment tests at least annually, or more frequently with respect to assets for which there are any impairment indicators. If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, limited liability companies and limited partnerships the Company and its subsidiaries control through ownership of general and limited partnership or membership interests. All significant intercompany balances and transactions are eliminated in consolidation.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates market value.
Restricted Cash
Restricted cash consists of cash used to establish a trust fund, as required by the Company’s insurance program, for the purpose of paying professional and general liability losses and expenses incurred by the Company.
Accounts Receivable and Allowance for Doubtful Accounts
Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and self-insured amounts owed by the patient. Deductible, co-payments and self-insured amounts are an immaterial portion of the Company’s net accounts receivable balance. Deductible, co-payments and self-insured amounts owed by the patient accounted for approximately 0.9% of the net accounts receivable balance before doubtful accounts at December 31, 2005 and 2006. The Company’s general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company’s hospitals or in the case of the Company’s outpatient rehabilitation clinics, the Company verifies insurance coverage prior to their first therapy visit. The Company’s estimate for the allowance for doubtful accounts is calculated by generally reserving as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company’s collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company’s governmental receivables.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
The Company believes that it collects substantially all of its third-party insured receivables (net of contractual allowances) which include receivables from governmental agencies. To date, the Company believes there has not been a material difference between bad debt allowances and the ultimate historical collection rates on accounts receivables. The Company reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts.
Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.
Property and Equipment
Property and equipment are stated at cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Leasehold improvements Furniture and equipment Buildings	5 years 3 — 20 years 40 years
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash balances and trade receivables. The Company invests its excess cash with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only concentration of credit risk.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Management provides a valuation allowance for net deferred tax assets when it is more likely than not that a portion of such net deferred tax assets will not be recovered.
Intangible Assets
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No.142”). Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually, or more frequently if impairment indicators arise. These reviews require the Company to estimate the fair value of its identified reporting units and compare those estimates against the related carrying values. For each of the reporting units, the estimated fair value is determined utilizing the expected present value of the future cash flows of the units.
Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. Intangible assets other than goodwill primarily consist of the values assigned to trademarks, non-compete agreements, certificates of need, accreditation and contract therapy relationships. Management believes that the estimated useful lives established are reasonable based on the economic factors applicable to each of the intangible assets.
The approximate useful life of each class of intangible asset is as follows:

Goodwill	Indefinite
Trademarks	Indefinite
Certificates of need	Indefinite
Accreditation	Indefinite
Non-compete agreements	6-7 years
Contract therapy relationships	5 years
In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company reviews the realizability of long-lived assets, certain intangible assets and goodwill whenever events or circumstances occur which indicate recorded costs may not be recoverable.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.
Due to Third-Party Payors
Due to third-party payors represents the difference between amounts received under interim payment plans from third-party payors, principally Medicare and Medicaid, for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.
Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance program, its workers’ compensation insurance programs and certain components under its property and casualty insurance program, the Company is liable for a portion of its losses. In these cases the Company accrues for its losses under an occurrence-based principle whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability. Where the Company has substantial exposure, actuarial methods are utilized in estimating the losses. In cases where the Company has minimal exposure, losses are estimated by analyzing historical trends. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. At December 31, 2005 and 2006 respectively, the Company had recorded a liability of $55.7 million and $60.0 million related to these programs. These amounts include accrued professional liability which is reported separately on the Company’s balance sheet.
Minority Interests
The interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by the Company are reported on the consolidated balance sheets as minority interests. Minority interests reported in the consolidated statements of operations reflect the respective interests in the income or loss of the subsidiaries, limited liability companies and limited partnerships attributable to the other parties, the effect of which is removed from the Company’s consolidated results of operations.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Stock Options
The Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) in the Successor period beginning on February 25, 2005. As permitted by SFAS No. 123R under the Modified Prospective Application transition method the Company has chosen to apply APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its stock option plans in the Predecessor period from January 1, 2005 through February 24, 2005 and the year ended December 31, 2004 and accordingly, no compensation cost has been recognized for options granted under the Predecessor stock option plans.
The fair value of each option grant under the Predecessor plans is estimated on the date of the grant using the Black-Scholes option pricing model assuming dividend yield of 0.20%, volatility of 45%, an expected life of four years from the date of vesting and a risk free interest rate of 3.1% in 2004.
For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma net earnings were as follows:

	Predecessor
		Period from January 1
	For the Year Ended	through
	December 31, 2004	February 24, 2005
	(in thousands, except per share amounts)
Net income (loss) available to common stockholders — as reported	$118,184	$(100,251)
Add: Stock-based employee compensation, net of related tax effects, included in the determination of net income (loss) as reported	—	87,927
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	21,069	14,931

Net income (loss) available to common stockholders — pro forma	$97,115	$(27,255)

Weighted average grant-date fair value (1)	6.42	—

(1)	No stock options were granted in the period from January 1, 2005 through February 24, 2005.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Refer to Note 10 — “Stock Option and Restricted Stock Plans” for information on the Company’s Successor stock option and restricted stock plans.
Revenue Recognition
Net operating revenues consists primarily of patient and contract therapy revenues and are recognized as services are rendered.
Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, per diem and per visit payments. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.
A significant portion of the Company’s net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 50% of the Company’s consolidated net operating revenues for the year ended December 31, 2004, 52% for the period January 1 through February 24, 2005, 57% for the period February 25 through December 31, 2005 and 53% for the year ended December 31, 2006. Approximately 44% and 38% of the Company’s gross accounts receivable at December 31, 2005 and 2006, respectively, are from this payor source. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s specialty hospitals or clinics to comply with regulations can result in changes in that specialty hospital’s or clinic’s net operating revenues generated from the Medicare program.
Contract therapy revenues are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties under the terms of contractual arrangements with these entities.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Other Comprehensive Income
The Company used the local currency as the functional currency for its Canadian operations. All assets and liabilities of foreign operations were translated into U.S. dollars at year-end exchange rates. Income statement items were translated at average exchange rates prevailing during the year. The resulting translation adjustments impacting comprehensive income were recorded as a separate component of stockholders’ equity. The cumulative translation adjustment was included in accumulated other comprehensive income and was a gain of $1.8 million at December 31, 2005. The Company sold its Canadian operations on March 1, 2006 and removed the accumulated other comprehensive income related to the cumulative translation adjustment. This component of other comprehensive income was included in the calculation of the gain on the sale of the Company’s Canadian operations.
Also included in other comprehensive income at December 31, 2005 and 2006 were gains of $3.5 million, net of tax of $2.5 million and $4.9 million, net of tax of $3.4 million on the interest rate swap, respectively.
Financial Instruments and Hedging
Effective January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The Company has in the past entered into derivatives to manage interest rate and foreign exchange risks. Derivatives are limited in use and not entered into for speculative purposes. The Company has entered into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings. Interest rate swaps that qualify for hedge treatment in accordance with SFAS No. 133 are reflected at fair value in the consolidated balance sheet and the related gains or losses are deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains or losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. For interest rate swaps that do not qualify for hedge treatment gains or losses are recognized through the consolidated statement of operations.
The Company did not have any interest rate swap arrangements at December 31, 2004. Refer to Note 14 for information regarding swaps the Company entered into during 2005.
Recent Accounting Pronouncements
In February 2007, the Accounting Standards Board (“FASB”) Issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previous filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff’s previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 was effective for the Company beginning in the fourth quarter of 2006. The implementation of SAB 108 had no material impact on the Company’s financial statements.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires the employer to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end balance sheet. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 had no impact on the Company’s consolidated financial statements.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
In July 2006, FASB issued Financial Accounting Standards Board Interpretation, “Accounting for Uncertainty in Income Taxes (“FIN No. 48”).” FIN No. 48 is an interpretation of Statement of Financial Accounting Standards (“SFAS No. 109”), “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. This interpretation also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition of tax positions. The recognition threshold and measurement attribute is part of a two step tax position evaluation process prescribed in FIN No. 48. FIN No. 48 is effective after the beginning of an entity’s first fiscal year that begins after December 15, 2006. The Company is currently evaluating its uncertain tax positions as required under the accounting standard in order to implement the new standard during the first quarter of 2007. Based upon the Company’s analysis as of December 31, 2006, we do not believe that FIN No. 48 will have a material impact to the consolidated financial statements.
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
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and No. 140” (“SFAS No. 155”). SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the FASB’s interim guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The implementation of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
2. Acquisitions
For the Year Ended December 31, 2004
The Company acquired controlling interests in three outpatient therapy businesses. The Company also repurchased minority interests of certain subsidiaries. Total consideration for these transactions totaled $2.1 million including $1.9 million in cash and $0.2 million in notes issued.
For the Year Ended December 31, 2005
Effective as of January 1, 2005, the Company acquired SemperCare Inc. for approximately $100.0 million in cash. The acquisition consisted of 17 long-term acute care hospitals in 11 states. The factors that were considered when determining the purchase price that resulted in goodwill included the earnings growth potential for these long-term acute care hospitals, general and administrative cost saving opportunities that could be achieved by utilizing Select’s infrastructure and additional development opportunities in states with Certificate of Need regulations.
     Information with respect to the purchase transaction is as follows (in thousands):

Cash paid, net of cash acquired	$105,085
Fair value of net tangible assets acquired:
Accounts receivable	22,143
Other current assets	4,718
Property and equipment	9,265
Other assets	242
Current liabilities	(14,150)
Long-term debt	(1,203)

Net tangible assets acquired	21,015
Intangible assets acquired	2,000
Goodwill	82,070

$105,085

The Company also acquired interests in three outpatient therapy businesses. The Company also repurchased minority interests of certain subsidiaries. Total consideration for these transactions totaled $6.5 million in cash.
For the Year Ended December 31, 2006
The Company repurchased minority interests of certain subsidiaries in the outpatient segment. Total consideration for these transactions totaled $3.3 million in cash.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Information with respect to all businesses acquired in purchase transactions is as follows:

	Predecessor		Successor

		Period from January 1	Period from February 25,
	For the Year Ended	through	through	For the Year Ended
	December 31, 2004	February 24, 2005	December 31, 2005	December 31, 2006

	(in thousands)
Cash paid (net of cash acquired)	$1,937	$108,279	$3,276	$3,261
Notes issued	214	—	60	—

	2,151	108,279	3,336	3,261
Liabilities assumed	573	19,924	148	—

	2,724	128,203	3,484	3,261
Fair value of assets acquired, principally accounts receivable and property and equipment	227	41,295	165	—
Non-compete agreement	—	2,000	—	—
Minority interest liabilities relieved	1,069	—	666	1,581

Cost in excess of fair value of net assets acquired (goodwill)	$1,428	$84,908	$2,653	$1,680

The following pro forma unaudited results of operations have been prepared assuming the acquisition of SemperCare Inc. occurred at the beginning of the period presented. The acquisitions of the other businesses acquired are not reflected in this pro forma as their impact is not material. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the period presented.

Pro Forma Unaudited Results of Operations
For the Year Ended December 31,
2004
(in thousands)
Net revenue	$1,756,083
Net income	126,036

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
3. Discontinued Operations and Assets and Liabilities Held For Sale
On September 27, 2004, the Company sold the land, building and certain other assets and liabilities associated with its only skilled nursing facility for approximately $11.6 million which approximates the carrying value of the skilled nursing facility’s assets. The skilled nursing facility was acquired as part of the Kessler acquisition in September 2003. The operating results of the skilled nursing facility have been reclassified and reported as discontinued operations for the year ended December 31, 2004. Previously, the operating results of this facility were included in the Company’s Specialty Hospitals segment. No gain or loss was recognized on the sale.
On December 23, 2005, the Company agreed to sell all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million (US$79.0 million). The sale was completed on March 1, 2006. CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company operated all of its Canadian activity through CBIL. CBIL’s assets and liabilities have been classified as held for sale and its operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the year ended December 31, 2004, for the period from January 1, 2005 through February 24, 2005, for the period from February 25, 2005 through December 31, 2005 and the year ended December 31, 2006. Previously, the operating results of this subsidiary were included in the Company’s outpatient rehabilitation segment.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
The major classes of assets and liabilities included in the consolidated balance sheet for December 31, 2005 relating to CBIL’s assets and liabilities held for sale are as follows:

December 31, 2005
(in thousands)
Current assets held for sale:
Accounts receivable, net	$9,334
Other current assets	4,542

Total current assets held for sale	$13,876

Non-current assets held for sale:
Property, plant and equipment, net	$3,461
Goodwill allocated to business	57,252
Other assets	675

Total non-current assets held for sale	$61,388

Current liabilities held for sale:
Current portion of long-term debt	$477
Accrued other	3,738

Total current liabilities held for sale	$4,215

Long-term liabilities:
Long-term debt, net of current portion	$731
Other long-term liabilities	3,086

Total non current liabilities held for sale	$3,817

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Summarized income statement information relating to discontinued operations of the skilled nursing facility and CBIL are as follows:

	Predecessor		Successor

		Period from January 1	Period from February 25
	For the Year Ended	through	through	For the Year Ended
	December 31, 2004	February 24, 2005	December 31, 2005	December 31, 2006

	(in thousands)
Net revenue	$69,699	$10,051	$60,161	$12,902

Income from discontinued operations before income tax expense (1)	8,019	950	8,130	15,547
Income tax expense (2)	3,561	428	5,058	3,069

Income from discontinued operations, net of tax	$4,458	$522	$3,072	$12,478

(1)	Income from discontinued operations before income tax expense for the twelve months ended December 31, 2006 includes a gain on sale of approximately $14.0 million.

(2)	The period from February 25 through December 31, 2005 includes income tax of $1.4 million related to undistributed earnings of the Company’s foreign subsidiary that were previously permanently reinvested.
Also occurring in 2004 was the sale of all the Company’s membership rights in four limited liability companies. Total consideration for these sales was $4.1 million. No gain or loss was recognized on the sales.
In December 2006, the Company sold a group of legal entities that operated outpatient rehabilitation clinics. The Company recorded a note receivable in the amount of $8.4 million related to this sale. These legal entities were sold at an amount that approximated their carrying value. These legal entities were originally acquired as part of the Company’s acquisition of the NovaCare Physical and Occupational Health Group in 1999.
At December 31, 2006, the asset held for sale relates to a building that the Company acquired in connection with its acquisition of Kessler Rehabilitation Corporation in 2003. No loss was recognized as the carrying value of the building approximates its fair value. The building is expected to be sold within the year.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
4. Property and Equipment
Property and equipment consists of the following:

	December 31,

	2005	2006

	(in thousands)
Land	$17,599	$24,263
Leasehold improvements	46,242	56,777
Buildings	55,281	106,126
Furniture and equipment	85,946	116,881
Construction-in-progress	67,778	100,478

	272,846	404,525
Less: accumulated depreciation and amortization	24,305	48,189

Total property and equipment	$248,541	$356,336

Property and equipment costs were adjusted to fair market value on February 24, 2005 as a result of the Merger and the accumulated depreciation and amortization balance was eliminated.
Depreciation expense was $33.1 million for the year ended December 31, 2004, $5.3 million for the period from January 1, 2005 through February 24, 2005, $30.4 million for the period from February 25, 2005 through December 31, 2005, and $38.7 million for the year ended December 31, 2006.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
5. Intangible Assets
Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations under SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company’s most recent impairment assessment was completed during the fourth quarter of 2006, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. With the exception of goodwill, the majority of the Company’s intangible assets are subject to amortization. The majority of the Company’s goodwill resides in its specialty hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. In May 2006, CMS released final annual payment rate updates for the 2007 LTCH-PPS year. This rule made several changes to LTCH-PPS payment methodologies and amounts. As a result of these changes, the Company performed a goodwill impairment assessment in the third quarter of 2006, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005.
To determine the fair value of its reporting units, the Company used a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, internal development of specialty hospitals and rehabilitation clinics, future EBITDA margin estimates, future selling, general and administrative expense rates and the industry’s weighted average cost of capital. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires the Company to use its knowledge of (1) its industry, (2) its recent transactions, and (3) reasonable performance expectations for its operations. If any one of the above assumptions changes, in some cases insignificantly, or fails to materialize, the resulting decline in the Company’s estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
On February 1, 2007, CMS published its proposed annual payment rate update for the 2008 LTCH-PPS rate year which begins on July 1, 2007. If the rule is adopted as proposed, several changes to LTCH-PPS payment methodologies and amounts will be implemented beginning on July 1, 2007. The final rule, which may differ from the proposed rule, is expected to be published in May 2007. When the Company performed its last impairment assessment in the fourth quarter of 2006, the fair value of its specialty hospital reporting unit exceeded its carrying value by approximately $32.0 million or 2%. If the Company determines that the final regulations will have a material adverse effect on its business, the Company will perform an impairment assessment to determine the effect, if any, on its recorded goodwill.
Intangible assets consist of the following:

	As of December 31, 2005
	Gross Carrying	Accumulated
	Amount	Amortization

	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(3,409)
Non-compete agreements	20,809	(3,100)

Total	$41,265	$(6,509)

Indefinite-lived intangible assets
Goodwill	$1,305,210
Trademarks	47,058
Certificates of need	3,083
Accreditations	1,892

Total	$1,357,243

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements

	As of December 31, 2006
	Gross Carrying	Accumulated
	Amount	Amortization

	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(7,501)
Non-compete agreements	20,809	(6,819)

Total	$41,265	$(14,320)

Indefinite-lived intangible assets
Goodwill	$1,323,572
Trademarks	47,058
Certificates of need	3,523
Accreditations	1,704

Total	$1,375,857

Amortization expense for intangible assets with finite lives follows:

	Predecessor		Successor
		Period from January 1	Period from
	For the Year Ended	through February	February 25 through	For the Year Ended
	December 31, 2004	24, 2005	December 31, 2005	December 31, 2006
(in thousands)
Amortization expense	$3,429	$576	$6,509	$7,811

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the Kessler non-compete, SemperCare non-compete and the Company’s contract therapy relationships are approximately six, seven and five years, respectively. Amortization expense related to these intangible assets for each of the next five years commencing January 1, 2007 is approximately as follows (in thousands):

2007	$7,811
2008	7,811
2009	7,811
2010	3,227
2011	285

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
The changes in the carrying amount of goodwill for the Company’s reportable segments for the years ended December 31, 2005 and 2006 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(in thousands)

Predecessor:
Balance as of January 1, 2005	$175,967	$125,518	$584	$302,069
Goodwill acquired during the year	82,070	2,838	—	84,908
Income tax benefits recognized	—	(936)	—	(936)
Translation adjustment	—	(880)	—	(880)
Other	260	—	—	260

Balance as of February 24, 2005	$258,297	$126,540	$584	$385,421

Successor:
February 25, 2005, beginning balance resulting from Merger	$1,225,780	$132,509	—	$1,358,289
Deferred tax adjustments related to Merger	(6,441)	6,269	—	(172)
Goodwill acquired during year	2,270	383	—	2,653
Translation adjustment	—	1,951	—	1,951
Goodwill allocated to assets held for sale	—	(57,252)	—	(57,252)
Other	167	(426)	—	(259)

Balance as of December 31, 2005	1,221,776	83,434	—	1,305,210
Tax adjustments related to Merger (1)	5,359	10,800	—	16,159
Goodwill acquired during year	398	1,282	—	1,680
Earnouts	—	100	—	100
Other	—	423	—	423

Balance as of December 31, 2006	$1,227,533	$96,039	—	$1,323,572

(1)	In conjunction with recording the gain on sale of the Canadian Back Institute Limited (“CBIL”) (Note 3), the Company determined that deferred taxes should have been recorded as of the date of the Merger related to differences between the Company’s book and tax investment basis in CBIL. Also during 2006, the Company determined that additional deferred taxes should have been recorded as of the date of the Merger related to a step-up in fair value of a fixed asset and a difference in timing related to the

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
deductibility of an accrued expense. These adjustments are not considered to be material on a qualitative or quantitative basis.
6. Restructuring Reserves
In 2003, the Company recorded a $16.2 million restructuring reserve in connection with the acquisition of Kessler Rehabilitation Corporation which was accounted for as additional purchase price. The reserves primarily included costs associated with workforce reductions of 36 employees and lease buyouts in accordance with the Company’s restructuring plan.
The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Total

	(in thousands)
January 1, 2004 — Predecessor	$5,805	$4,570	$10,375
Amounts paid in 2004	(2,580)	(2,871)	(5,451)

December 31, 2004 — Predecessor	3,225	1,699	4,924
Amounts paid during the period from January 1 through February 24, 2005	(197)	(392)	(589)

February 24, 2005 — Predecessor	3,028	1,307	4,335
Amounts paid during the period from February 25 through December 31, 2005	(2,638)	(1,307)	(3,945)

December 31, 2005 — Successor	390	—	390
Amounts paid in 2006	(165)	—	(165)

December 31, 2006 — Successor	225	—	225

The Company expects to pay out the remaining lease termination costs during 2007.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
7. Long-Term Debt and Notes Payable
The components of long-term debt and notes payable are shown in the following table:

	December 31,
	2005	2006

	(in thousands)
7 5/8% Senior Subordinated Notes	$660,000	$660,000
Senior secured credit facility	660,650	569,850
10% senior subordinated notes	131,609	132,785
Senior floating rate notes	175,000	175,000
Seller notes	899	413
Other	731	455

Total debt	1,628,889	1,538,503
Less: current maturities	6,516	6,209

Total long-term debt	$1,622,373	$1,532,294

Senior Secured Credit Facility
Select’s senior secured credit facility provides for senior secured financing of up to $880.0 million, consisting of:
•	A $300.0 million revolving credit facility that will terminate on February 24, 2011 including both a letter of credit sub facility and a swingline loan sub facility and;

•	A $580.0 million term loan facility that matures on February 24, 2012 that was drawn at the closing of the Merger.
The interest rates per annum applicable to loans, other than swingline loans, under Select’s senior secured credit facility is, at Select’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which Select’s lenders are subject. The applicable margin percentage for revolving loans is currently (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans subject to change based upon the ratio of Select’s total indebtedness to its consolidated EBITDA (as defined in the credit agreement). The applicable margin percentages for the term loans are (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR loans. The average interest rate for the year ended December 31, 2006 was 6.6%.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
On the last business day of each calendar quarter Select is required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The annual commitment fee is currently 0.375% and is subject to adjustment based upon the ratio of Select’s total indebtedness to its consolidated EBITDA (as defined in the credit agreement). Availability under the revolving credit facility at December 31, 2006 was approximately $275.5 million. Select is authorized to issue up to $50.0 million in letters of credit. Letters of credit reduce the capacity under the revolving credit facility and bear interest at applicable margins based on financial ratio tests. Approximately $24.5 million in letters of credit were outstanding at December 31, 2006.
The senior secured credit facility requires scheduled quarterly payments on the term loans each equal to $1.45 million per quarter through December 31, 2010, with the balance of the term loans paid in four equal quarterly installments thereafter.
The senior secured credit facility requires Select to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time (except as modified by Amendment No. 2 which is described below). In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of December 31, 2006, Select is in compliance with all debt covenants in the senior secured credit facility.
Select’s senior secured credit facility is guaranteed by Holdings and substantially all of Select’s current subsidiaries and will be guaranteed by substantially all of Select’s future subsidiaries and secured by substantially all of its existing and future property and assets and by a pledge of its capital stock and the capital stock of its subsidiaries.
On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increases Select’s general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxes certain financial covenants starting March 31, 2007 and waives Select’s

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006.
The Incremental Facility Amendment provides to Select an incremental term loan of $100.0 million, the proceeds of which Select intends to use to pay a portion of the purchase price for the HealthSouth transaction.
Senior Subordinated Notes
On February 24, 2005, EGL Acquisition Corp. sold $660.0 million of 7 5/8% Senior Subordinated Notes (the “Notes”) due 2015 which Select assumed in the Merger. The net proceeds of the offering were used to finance a portion of the Merger consideration as discussed in Note 1, refinance certain of Select’s existing indebtedness, and pay related fees and expenses. The Notes are unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the Notes (the “Non-Guarantor Subsidiaries”). The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior secured credit facility. The Notes rank equally in right of payment with all of Select’s existing and future senior subordinated indebtedness and senior to all of Select’s existing and future subordinated indebtedness. The notes were not guaranteed by Holdings.
On and after February 1, 2010, Select will be entitled at its option to redeem all or a portion of the Notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the 12-month period commencing on February 1st of the years set forth below:

Year	Redemption Price
2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%
Prior to February 1, 2008, Select may at its option on one or more occasions with the net cash proceeds from certain equity offerings, redeem the Notes in an aggregate principal amount not to exceed 35% of the aggregate principal amount originally issued at a redemption price (expressed as a percentage of principal amount on the redemption date) of 107.625% plus accrued and unpaid interest to the redemption date.
Select is not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, upon the occurrence of any change of control of Select,

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
each holder of the Notes shall have the right to require Select to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.
The indenture governing the Notes contains customary events of default and affirmative and negative covenants that, among other things, limit Select’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger.
Senior Floating Rate Notes
On September 29, 2005, Holdings, whose primary asset is its investment in Select, issued $175.0 million of Senior Floating Rate Notes, due 2015 (the “Holdings Notes”). The Holdings Notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.75 percent. Simultaneously with the financing, the Company entered into an interest rate swap arrangement, effectively fixing the interest rate of the notes. The Holdings Notes are not guaranteed by Select or any of its subsidiaries.
Payment of interest expense on the Holdings Notes is expected to be funded through periodic dividends from Select. The terms of Select’s existing senior secured credit facility, as well as the indenture governing the 7 5/8% Senior Subordinated Notes, and certain other agreements, restrict Select and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit such subsidiaries to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available.
Proceeds from the offering were used to pay a special dividend of $175.0 million to stockholders of Holdings in September 2005. The payment of the special dividend triggered a payment obligation of $14.5 million under Holdings’ long-term incentive compensation plan, which was paid in September 2005 (see Note 9).
Prior to September 15, 2009, Holdings may redeem all or a portion of the Holdings Notes at a price equal to 100% of the principal amount plus accrued and unpaid interest to the redemption date and a “make-whole” premium. Thereafter, Holdings may redeem some or all of the Holdings Notes at the redemption prices set forth below:

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements

Year	Redemption Price
2009	102.00%
2010	101.00%
2011	100.00%
Prior to September 15, 2008, Holdings may redeem either all of the outstanding Holdings Notes or up to 35% of the aggregate principal amount of the Holdings Notes with the proceeds of one or more equity offerings at a redemption price equal to par plus the coupon on the Holdings Notes at the time notice of redemption is given.
Holdings is not required to make any mandatory redemption or sinking fund payments with respect to the Holdings Notes. However, upon the occurrence of any change of control of Holdings, each holder of the Holdings Notes shall have the right to require Holdings to repurchase such notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.
The indenture governing the Holdings Notes contains customary events of default and affirmative and negative covenants that, among other things, limit Holdings’ ability and the ability of its restricted subsidiaries, including Select, to: incur additional indebtedness and issue or sell preferred stock; pay dividends on, redeem or repurchase capital stock; make certain investments; create certain liens; sell certain assets; incur obligations that restrict the ability of its subsidiaries to make dividends or other payments; guarantee indebtedness; engage in transactions with affiliates; create or designate unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
10% Senior Subordinated Notes
On February 24, 2005, Holdings issued 10% senior subordinated notes to WCAS Capital Partners IV, L.P., an investment fund affiliated with Welsh Carson, Rocco A. Ortenzio, Robert A. Ortenzio and certain other investors who are members of or affiliated with the Ortenzio family, for an aggregate purchase price of $150.0 million. The senior subordinated notes had preferred and common shares attached which were recorded at the estimated fair market value on the date of issuance. These shares were recorded as a discount to the senior subordinated notes and are amortized using the interest method.
Maturities of the Company’s long-term debt for the years after 2006 are approximately as follows (in thousands):

2007	$6,209
2008	6,259
2009	5,800
2010	5,800
2011	409,988
2012 and beyond	1,104,447
8. Stockholders’ Equity
Stock Repurchase Program
On February 23, 2004, the Predecessor’s Board of Directors authorized a program to repurchase up to $80.0 million of its common stock. During the year ended December 31, 2004, the Company repurchased and retired a total of 3,399,400 shares at a cost, including fees and commissions, of $48.1 million.
Preferred Stock
Holdings is authorized to issue 25,000,000 shares of participating preferred stock. Holdings issued 22,165,256.17 shares of participating preferred stock during the Successor period ended December 31, 2005 for $596.2 million and for the year ended December 31, 2006, the Company repurchased 1,487 shares of participating preferred stock. The participating preferred stock accrues dividends at an annual dividend rate of 5%, compounded quarterly on March 31, June 30, September 30 and December 31 of each year. Dividends earned during the Successor period ended December 31, 2005 and the year ended December 31, 2006 amounted to $23.5 million and $22.7 million, respectively and were charged against retained earnings. Each share of participating preferred stock is entitled to one vote on all matters submitted to stockholders of Holdings. The participating preferred stock ranks senior to the common stock with respect to dividend rights and rights upon liquidation. The liquidation preference is equal

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
to the original cost of a share of the preferred stock ($26.90 per share) plus all accrued and unpaid dividends thereon less the amount of any previously declared and paid special dividends.
In connection with Holdings’ issuance of the Holdings Notes, Holdings paid in September 2005 a special dividend of $175.0 million, which included $17.9 million of accreted dividends, on the preferred stock (see Note 7).
Upon the redemption of the participating preferred stock occurring due to a change of control or the conversion and redemption of the participating preferred stock occurring due to a sale of common stock of Holdings through a public offering, each holder of participating preferred stock will receive cash equal to the original cost of a share of the preferred stock ($26.90 per share) plus all accrued and unpaid dividends thereon less the amount of any previously declared and paid special dividends and a number of shares of common stock equal to the number of participating preferred shares owned.
Common Stock
As part of the Merger, common stock of the Predecessor was retired. Holdings is authorized to issue 250,000,000 shares of $0.001 par value common stock. Holdings issued 205,408,342 shares of common stock in the successor period ended December 31, 2005 of which 56,346,996 shares were related to restricted stock grants (see Note 10). During the year ended December 31, 2006, Holdings repurchased 24,384 shares of common stock, rescinded 679,990 shares of common stock that were related to a restricted stock grant and issued 200,000 shares of common stock that were related to restricted stock grants.
9. Long-Term Incentive Compensation
On June 2, 2005, Holdings adopted a Long-Term Cash Incentive Plan (“cash plan”). The total number of units available under the cash plan for awards may not exceed 100,000. If any awards are terminated, forfeited or cancelled, units granted under such awards are available for award again under the cash plan. The purposes of the cash plan are to attract and retain key employees, motivate participating key employees to achieve the long-range goals of the Company, provide competitive incentive compensation opportunities and further align the interests of participating key employees with Holdings’ stockholders.
Payment of cash benefits is based upon (i) the value of the Company upon a change of control of Holdings or upon a qualified initial public offering of Holdings or (ii) a redemption of Holdings’ preferred stock or special dividends paid on Holdings’ preferred stock. Until the occurrence of an event that would trigger the payment of cash on any

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
outstanding units is deemed probable by the Company, no expense for any award is reflected in the Company’s financial statements.
As a result of the special dividend of $175.0 million paid to Holdings’ preferred stockholders on September 29, 2005, certain provisions of the Holdings’ long-term incentive compensation plan were met and resulted in a payment of $14.5 million to certain members of senior management of the Company. The expense of $14.5 million in long-term compensation was included in general and administrative expense in the period from February 25, 2005 through December 31, 2005.
10. Stock Option and Restricted Stock Plans
Predecessor Stock Option Plans
All stock options related to the Predecessor stock incentive plans (Select Medical Corporation Second Amended and Restated 1997 Stock Option Plan and the 2002 Non-Employee Directors’ Plan) were canceled in connection with the Merger. Stock option holders received as consideration a cash payment equal to (i) $18.00 minus the exercise price of the option multiplied by (ii) the number of unexercised shares subject to the option (whether vested or not). Select paid a total of $142.2 million in cash to stock option holders to cancel these options. Of this amount $115.0 million was paid to individuals that are classified as general and administrative positions and $27.2 million to individuals classified as cost of services positions.
Successor Stock Option and Restricted Stock Plans
The Company adopted Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”) in the Successor period beginning on February 25, 2005. Holdings adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan (the “Plan”). The equity incentive plan provides for grants of restricted stock and stock options of Holdings. In addition, on August 10, 2005 the board of directors of Holdings authorized a director stock option plan (“Director Plan”) for non-employee directors. On November 8, 2005 the Board of Directors of Holdings formally approved the previously authorized stock option plan for non-employee directors, under which Holdings can issue options to purchase up to 250,000 shares of Holdings’ common stock.
The options generally vest over five years and have an option term not to exceed ten years. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 45%, no dividend yield, an expected life of 3.5 years and a risk free rate of 3.7% in 2005 and expected volatility of 28%, no dividend yield, an expected life of 5 years and a risk free rate of 4.8% in 2006.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Holdings granted 56,346,996 and 200,000 shares of common stock of Holdings as restricted stock awards during the period from February 25, 2005 through December 31, 2005 and the year ended December 31, 2006, respectively. In addition, during the year ended December 31, 2006, Holdings cancelled 679,990 shares of common stock related to restricted stock awards. These awards range in value from $0.08 to $0.50 per share and generally vest over five years with a term not to exceed ten years. The fair value of the restricted stock awards were determined by using the price exchanged for common stock of Holdings that occurred in close proximity to the issuance of restricted stock awards and then applying an estimated discount for the lack of control and lack of marketability attributes of the restricted stock. Both the discount for lack of control and the discount for lack of marketability were estimated by using two methodologies to yield a range of results. The estimated range of discount for lack of control is 10% to 20% and the range of discount for lack of marketability is 35% to 40%. Compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2006, is estimated to be as follows (in thousands):

	2007	2008	2009	2010	2011

Compensation expense	$3,698	$2,111	$1,094	$203	$0
Transactions and other information related to the Plan are as follows:

			Weighted
			Average
	Price Per		Exercise
	Share	Shares	Price
	(in thousands, except per share amounts)
Granted, February 25, 2005	$1.00	2,100	$1.00
Canceled	1.00	(116)	1.00

Balance, December 31, 2005	1.00	1,984	1.00
Granted	1.00-2.50	1,913	2.42
Canceled	1.00-2.50	(124)	1.22

Balance, December 31, 2006	$1.00-2.50	3,773	$1.71

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Additional information with respect to the outstanding options as of December 31, 2005 and 2006 for the Plan is as follows:

		Weighted
		Average
		Remaining
	Number	Contractual	Number
Exercise Price	Outstanding	Life	Exercisable
(in thousands, except per share amounts)
$1.00	1,979	8.20	376
2.50	1,794	9.69	6
Transactions and other information related to the Director’s Plan are as follows:

			Weighted
	Price Per		Average
	Share	Shares	Exercise Price
	(in thousands, except per share amounts)

Balance, February 25, 2005	$—	—	$—
Granted	1.00	60	1.00

Balance, December 31, 2005	1.00	60	1.00
Granted	2.50	30	2.50

Balance, December 31, 2006	$1.00-2.50	90	$1.50

Additional information with respect to the outstanding options as of December 31, 2005 and 2006 for the Director’s Plan is as follows:

		Weighted
		Average
		Remaining
	Number	Contractual	Number
Exercise Price	Outstanding	Life	Exercisable
(in thousands, except per share amounts)
$1.00	60	8.61	12
2.50	30	9.86	—

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
The Company recognized the following stock compensation expense related to restricted stock and stock option awards:

	Predecessor	Successor
	Period from	Period from	For the
	January 1	February 25	Year
	through	through	Ended
	February 24,	December 31,	December 31,
	2005	2005	2006
	(in thousands)
Stock compensation expense:
Included in general and administrative	115,025	10,134	3,551
Included in cost of services	27,188	178	231

Total	142,213	10,312	3,782

11. Income Taxes
Significant components of the Company’s tax provision from continuing operations for the year ended December 31, 2004, the period from January 1 through February 24, 2005, the period from February 25 through December 31, 2005 and the year ended December 31, 2006 are as follows:

	Predecessor		Successor
	For the	Period from	Period from	For the
	Year	January 1	February 25	Year
	Ended	through	through	Ended
	December 31,	February 24,	December 31,	December 31,
	2004	2005	2005	2006
	(in thousands)
Current:
Federal	$53,742	$3,632	$26,585	$24,706
State and local	12,006	437	2,929	5,488

Total current	65,748	4,069	29,514	30,194
Deferred	10,803	(63,863)	19,822	13,327

Total income tax provision	$76,551	$(59,794)	$49,336	$43,521

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
The differences between the expected income tax provision from continuing operations and income taxes computed at the federal statutory rate of 35% were as follows:

	Predecessor		Successor
	For the	Period from	Period from	For the
	Year	January 1	February 25	Year
	Ended	through	through	Ended
	December 31,	February 24,	December 31,	December 31,
	2004	2005	2005	2006

Expected federal tax rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.1	4.6	5.7	3.0
Other permanent differences	0.8	—	3.4	0.9
Valuation allowance	1.3	(1.5)	(1.4)	2.7
Tax loss of sale of subsidiaries	—	—	—	(6.9)
Other	—	(0.9)	(1.1)	(0.1)

Total	40.2%	37.2%	41.6%	34.6%

A summary of deferred tax assets and liabilities is as follows:

	December 31,
	2005	2006
	(in thousands)
Deferred tax assets — current
Allowance for doubtful accounts	$29,845	$14,555
Compensation and benefit related accruals	19,020	18,743
Malpractice insurance	9,717	10,856
Restructuring reserve	201	90
Net operating loss carryforwards	4,822	—
Other accruals, net	1,890	2,769

Net deferred tax asset — current	65,495	47,013

Deferred tax assets — non current
Expenses not currently deductible for tax	212	101
Net operating loss carry forwards	16,050	20,886
Restricted stock options	(4,413)	(2,918)
Interest rate swap	(2,520)	(3,397)
Depreciation and amortization	(23,166)	(36,719)

Net deferred tax asset — non current	(13,837)	(22,047)

Net deferred tax asset before valuation allowance	51,658	24,966
Valuation allowance	(11,961)	(14,428)

	$39,697	$10,538

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
The valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The net deferred tax assets of approximately $10.5 million consist of: items which have been recognized for financial reporting purposes, but which will increase tax on returns to be filed in the future and include the use of net operating loss carryforwards. The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets in accordance with SFAS No. 109, “Accounting for Income Taxes.” This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income and the impact of tax-planning strategies that management plans to implement. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized.
Net operating loss carry forwards expire as follows (in thousands):

2007	$—
2008	—
2009	—
2010	—
Thereafter through 2019	1,676
As a result of the acquisition of Kessler Rehabilitation Corporation and SemperCare, Inc., the Company is subject to the provisions of Section 382 of the Internal Revenue Code which provide for annual limitations on the deductibility of acquired net operating losses and certain tax deductions. These limitations apply until the earlier of utilization or expiration of the net operating losses. Additionally, if certain substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carryforwards that can be utilized.
The Company has total state net operating losses of approximately $414.0 million with various expirations.
12. Retirement Savings Plan
The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as HCE’s (highly compensated employees) may contribute up to 30% of their salary; HCE’s may contribute up to 6% of their salary. The Company matches 50% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee’s hire date. The expense incurred by the Company related to this plan was $6.8 million during the year ended December 31, 2004,

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
$1.2 million for the period from January 1 through February 24, 2005, $7.0 million for the period from February 25 through December 31, 2005, and $9.0 million during the year ended December 31, 2006.
13. Segment Information
SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers.
The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) before interest, income taxes, stock compensation expense, long-term incentive compensation, depreciation and amortization, income from discontinued operations, loss on early retirement of debt, Merger related charges, other income and minority interest.
The following table summarizes selected financial data for the Company’s reportable segments:

	Predecessor
	Year Ended December 31, 2004
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

		(in thousands)
Net revenue	$1,091,699	$498,830	$10,995	$1,601,524
Adjusted EBITDA	236,516	71,562	(46,622)	261,456
Total assets	522,183	318,180	273,358	1,113,721
Capital expenditures	24,182	5,885	2,559	32,626

	Predecessor
	Period from January 1 through February 24, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

		(in thousands)
Net revenue	$202,781	$73,344	$1,611	$277,736
Adjusted EBITDA	44,384	9,848	(7,701)	46,531
Total assets	904,754	239,019	87,640	1,231,413
Capital expenditures	1,165	408	1,013	2,586

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements

	Successor
	Period from February 25 through December 31, 2005
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

	(in thousands)
Net revenue	$1,169,702	$407,367	$3,637	$1,580,706
Adjusted EBITDA	263,760	56,109	(36,466)	283,403
Total assets (1)	1,656,224	293,720	218,441	2,168,385
Capital expenditures	101,158	3,342	2,860	107,360

	Successor
	Year Ended December 31, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total

		(in thousands)
Net revenue	$1,378,543	$470,339	$2,616	$1,851,498
Adjusted EBITDA	283,270	64,823	(39,769)	308,324
Total assets	1,742,803	258,773	180,948	2,182,524
Capital expenditures	146,291	6,527	2,278	155,096

(1)	The Outpatient Rehabilitation segment includes $75.3 million in assets held for sale related to the sale of the Company’s Canadian operations (Footnote 3).

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
     A reconciliation of net income to Adjusted EBITDA is as follows:

	Predecessor		Successor
		Period from January 1	Period from February 25
	For the Year Ended	through	through	For the Year Ended
	December 31, 2004	February 24, 2005	December 31, 2005	December 31, 2006

	(in thousands)
Net income (loss)	$118,184	$(100,251)	$72,327	$94,879
Income from discontinued operations	(4,458)	(522)	(3,072)	(12,478)
Income tax expense (benefit)	76,551	(59,794)	49,336	43,521
Minority interest	2,608	330	1,776	1,414
Interest expense, net	30,716	4,128	101,441	130,538
Other income	(1,096)	(267)	(1,092)	—
Merger related charges	—	12,025	—	—
Loss on early retirement of debt	—	42,736	—	—
Depreciation and amortization	38,951	5,933	37,922	46,668
Stock compensation expense
Included in general and administrative	—	115,025	10,134	3,551
Included in cost of services	—	27,188	178	231
Long-term incentive compensation (1)	—	—	14,453	—

Adjusted EBITDA	$261,456	$46,531	$283,403	$308,324

(1)	Included in general and administrative expenses on the Company’s consolidated statement of operations.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
14. Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows. On June 13, 2005, the Company entered into an interest rate swap agreement to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction was August 22, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, and the underlying variable rate debt is associated with the senior secured credit facility. The variable interest rate of the debt was 7.1% and the fixed rate of the swap was 6.0% at December 31, 2006. The swap is for a period of five years, with quarterly resets on February 22, May 22, August 22 and November 22 of each year.
On September 19, 2005, the Company entered into an additional interest rate swap agreement. The effective date of the swap transaction was September 29, 2005. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $175.0 million, and the underlying variable rate debt is associated with the $175.0 million senior floating rate notes due 2015. The variable interest rate of the debt was 11.2% and the fixed rate of the swap was 10.2% at December 31, 2006. The swap is for a period of four years, with semi-annual resets on March 15 and September 15 of each year.
The interest rate swaps have been designated as hedges and qualify under the provision of SFAS No. 133 as effective hedges. The interest rate swaps are reflected at fair value in the consolidated balance sheet and the related gain of $4.9 million, net of tax, was recorded in stockholders’ equity as a component of other comprehensive income. The Company will test for ineffectiveness whenever financial statements are issued or at least every three months using the Hypothetical Derivative Method.
Borrowings under Select’s senior secured credit facility which are not subject to the swap have variable rates that reflect currently available terms and conditions for similar debt. The carrying amount of this debt is a reasonable estimate of fair value.
The carrying value for the 7 5/8% Senior Subordinated Notes was $660.0 million at December 2006, and the estimated fair value was $541.2 million at December 31, 2006.
The carrying value of the senior floating rate notes was $175.0 million and the estimated fair value was $143.9 million at December 31, 2006.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
15. Related Party Transactions
The Company is party to various rental and other agreements with companies owned by a related party affiliated through common ownership or management. The Company made rental and other payments aggregating $1.9 million during the year ended December 31, 2004, $0.3 million for the period from January 1 through February 24, 2005 (Predecessor), $1.7 million for the period from February 25 through December 31, 2005 (Successor), and $2.3 million during the year ended December 31, 2006 to the affiliated companies.
As of December 31, 2006, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2007	$1,992
2008	2,001
2009	1,843
2010	1,816
2011	1,771
Thereafter	5,732

$15,155

16. Commitments and Contingencies
Leases
The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2006 are approximately as follows (in thousands):

2007	$63,743
2008	43,883
2009	28,396
2010	18,688
2011	11,042
Thereafter	32,359

$198,111

Total rent expense for operating leases, including cancelable leases, for the year ended December 31, 2004 was approximately $102.3 million, for the period from January 1 through February 24, 2005 (Predecessor) was $18.0 million, for the period from February

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
25 through December 31, 2005 (Successor) was $96.7 million, and for the year ended December 31, 2006 was $118.4 million.
Facility rent expense for the year ended December 31, 2004 was approximately $75.6 million, for the period from January 1 through February 24, 2005 (Predecessor) was $13.6 million, for the period from February 25 through December 31, 2005 (Successor) was $68.0 million, and for the year ended December 31, 2006 was $84.0 million.
Patient Care Obligation
The Company acquired a long-term obligation to care for an indigent, ventilator dependent, quadriplegic individual through its acquisition of Kessler Rehabilitation Corporation. In September 2005, the Company recorded a one time benefit of $3.8 million related to the termination of this liability.
Other
In March 2000, the Company entered into three-year employment agreements with three of its executive officers. Under these agreements, the three executive officers currently receive a combined total annual salary of $2.1 million subject to adjustment by the Company’s Board of Directors. The employment agreements also contain a change in control provision and provides that the three executive officers will receive long-term disability insurance. At the end of each 12-month period beginning March 1, 2000, the term of each employment agreement automatically extends for an additional year unless one of the executives or the Company gives written notice to the other not less than three months prior to the end of that 12-month period that they do not want the term of the employment agreement to continue.
In addition in June 1997, the Company entered into an employment agreement with a member of senior management and in March 2000, the Company entered into a change in control agreement with two members of senior management.
A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team for the team’s headquarters complex that requires a payment of $2.5 million in 2007. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.
Litigation
On August 24, 2004, Clifford C. Marsden and Ming Xu filed a purported class action complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the public stockholders of Select against Martin F. Jackson, Robert A. Ortenzio,

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
Rocco A. Ortenzio, Patricia A. Rice and Select. In February 2005, the Court appointed James Shaver, Frank C. Bagatta and Capital Invest, die Kapitalanlagegesellschaft der Bank Austria Creditanstalt Gruppe GmbH as lead plaintiffs (“Lead Plaintiffs”).
On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and Select as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for Select’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, failure to disclose improper revenue practices and the issuance of false and misleading statements about the financial outlook of Select. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. In April 2006, the Court granted in part and denied in part Select and the individual officers’ preliminary motion to dismiss the amended complaint. In February 2007, the Court vacated in part its previous decision on Select’s and the individual officers’ motion to dismiss and dismissed Plaintiffs’ claims regarding Select’s alleged improper revenue practices. Select and the individual officers have answered the amended complaint and the case has moved to the discovery and class certification phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations. However, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.
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
Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against Select has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, the Company does not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. The Company has received subpoenas for patient records and other documents, and other follow-up requests, apparently related to the federal government’s investigation. The Company believes that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by Select in 2001 and a former employee of the Company’s Florida subsidiary who Select asked to resign. Select sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against Select, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against the Company. While litigation is inherently uncertain, the Company believes, based on its prior experiences with qui tam cases and the limited information currently available to the Company, that the Nevada qui tam action will not have a material adverse effect on the Company.
17. Supplemental Disclosures of Cash Flow Information
Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2004, 2005 and 2006:

	Predecessor		Successor

		Period	Period
	For the	from	from	For the
	Year	January 1	February	Year
	Ended	through	25 through	Ended
	December	February 24,	December	December
	31, 2004	2005	31, 2005	31, 2006

	(in thousands)
Notes issued with acquisitions (Note 2)	$214	$—	$60	$—
Liabilities assumed with acquisitions (Note 2)	573	19,924	148	—
Notes recorded related to sale of business (Note 3)	—	—	—	8,436
Tax benefit of stock option exercises	13,044	1,507	—	—

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
18. Subsequent Events
On January 29, 2007, Select announced the signing of a definitive agreement to acquire the Outpatient Rehabilitation Division of HealthSouth Corporation (the “Division”) for approximately $245.0 million in cash. The purchase price is subject to adjustment based on the Division’s net working capital on the closing date.
The Division is a network of approximately 600 facilities, located in 35 states and the District of Columbia, that provide high quality rehabilitative care for general orthopedic and sports injuries and conditions, as well as work-related injuries. The transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals. Upon completion of the transaction, the Company will be the leading operator of outpatient rehabilitation clinics in the United States, with more than 1,100 locations in 37 states and the District of Columbia.
On March 26, 2007, Select entered into a Stock Purchase Agreement with Nexus Health Systems, Inc. (“Nexus”), Neurobehavioral Management Services L.L.C., Nexus Health Inc. and the stockholders of Nexus Health Systems, Inc. to acquire substantially all of the assets of Nexus for approximately $49.0 million in cash plus the assumption of a capital lease. The purchase price is subject to adjustment based on Nexus’s net working capital, cash and indebtedness on the closing date.
The Nexus transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
19. Selected Quarterly Financial Data (Unaudited)
The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Predecessor	Successor
	Period from	Period from
	January 1	February 25
	through	through
	February 24,	March 31,	Second	Third	Fourth
	2005	2005	Quarter	Quarter	Quarter

			(in thousands)
Year ended December 31, 2005
Net revenues	$277,736	$188,386	$473,704	$460,658	$457,958
Income (loss) from operations	(101,615)	30,511	71,606	53,751	64,848
Income (loss) from continuing operations	(100,773)	11,492	25,311	14,306	18,146
Income (loss) from discontinued operations, net of tax	522	672	1,634	1,061	(295)

Net income (loss)	$(100,251)	$12,164	$26,945	$15,367	$17,851

	Successor
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

		(in thousands)
Year ended December 31, 2006
Net revenues	$479,743	$482,141	$443,872	$445,742
Income from operations	66,451	77,993	54,313	59,117
Income from continuing operations	18,171	27,271	12,544	24,415
Income from discontinued operations, net of tax	10,018	—	—	2,460

Net income	$28,189	$27,271	$12,544	$26,875

Select Medical Holdings Corporation
Notes to Consolidated Financial Statements
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance
	Beginning	Cost and			at End
Description	of Year	Expenses	Acquisitions(A)	Deductions(B)	of Year
	(in thousands)
Year ended December 31, 2006 allowance for doubtful accounts	$74,891	$18,810	$—	$(38,395)	$55,306
Combined Year ended December 31, 2005 allowance for doubtful accounts	$94,622	$24,801	$7,847	$(52,379)	$74,891
Year ended December 31, 2004 allowance for doubtful accounts	$111,517	$48,522	$—	$(65,417)	$94,622
Year ended December 31, 2006 income tax valuation allowance	$11,961	$3,485	$—	$(1,018)	$14,428
Combined Year ended December 31, 2005 income tax valuation allowance	$10,506	$2,322	$823	$(1,690)	$11,961
Year ended December 31, 2004 income tax valuation allowance	$4,520	$3,386	$2,600	$—	$10,506

(A)	Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)	Allowance for doubtful accounts deductions represent write-offs against the reserve for 2004 and 2006. In 2005, allowance for doubtful accounts deductions represent write-offs against the reserve of $52.1 million and $0.3 million reclassed to assets held for sale due to the sale of the Company’s Canadian subsidiary. Income tax valuation allowance deductions primarily represent the disposition of certain subsidiaries.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Robert A. Ortenzio Robert A. Ortenzio
Director and Chief Executive Officer (principal executive officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant on the dates and in the capacities indicated.

Signature	Title	Date

/s/ Rocco A. Ortenzio	Director and Executive Chairman	March 30, 2007
Rocco A. Ortenzio

/s/ Robert A. Ortenzio Robert A. Ortenzio	Director and Chief Executive Officer (principal executive officer)	March 30, 2007

/s/ Martin F. Jackson Martin F. Jackson	Executive Vice President and Chief Financial Officer (principal financial	March 30, 2007
officer)

/s/ Scott A. Romberger Scott A. Romberger	Senior Vice President, Controller and Chief Accounting Officer (principal	March 30, 2007
accounting officer)

/s/ Russell L. Carson Russell L. Carson	Director	March 30, 2007

/s/ David S. Chernow David S. Chernow	Director	March 30, 2007

/s/ Bryan C. Cressey Bryan C. Cressey	Director	March 30, 2007

/s/ James E. Dalton, Jr. James E. Dalton, Jr.	Director	March 30, 2007

/s/ Thomas A. Scully Thomas A. Scully	Director	March 30, 2007

/s/ Leopold Swergold Leopold Swergold	Director	March 30, 2007

/s/ Sean M. Traynor Sean M. Traynor	Director	March 30, 2007

EXHIBIT INDEX

Exhibit
Number	Document
2 .1	Agreement and Plan of Merger and Reorganization, dated as of November 19, 2004, by and among Select Medical Corporation, Camp Hill Acquisition Corp., SemperCare, Inc. and Jeffrey J. Collinson, as stockholders’ agent, incorporated by reference to Exhibit 2.1 of Select Medical Corporation’s current report on Form 8-K filed November 23, 2004.

3 .1	Amended and Restated Certificate of Incorporation of Select Medical Corporation, incorporated by reference to Exhibit 3.1 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

3 .2	Amended and Restated Bylaws of Select Medical Corporation, incorporated by reference to Exhibit 3.2 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

3 .3	Amended and Restated Certificate of Incorporation of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.3 of Select Medical Holdings Corporation’s Form S-4 filed April 16, 2006.

3 .4	Amended and Restated Bylaws of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.4 of Select Medical Holdings Corporation’s Form S-4 filed April 16, 2006.

4 .1	Indenture governing 7 5/8 % Senior Subordinated Notes due 2015 among Select Medical Corporation, the Guarantors named therein and U.S. Bank Trust National Association, dated February 24, 2005, incorporated by reference to Exhibit 4.4 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

4 .2	Form of 7 5/8 % Senior Subordinated Notes due 2015 (included in Exhibit 4.4), incorporated by reference to Exhibit 4.5 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

4 .3	Exchange and Registration Rights Agreement, dated as of February 24, 2005, by and among Select Medical Corporation, the Guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, CIBC World Markets Corp. and PNC Capital Markets, Inc. , incorporated by reference to Exhibit 4.6 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

4 .4	Indenture governing Senior Floating Rate Notes due 2015 among Select Medical Holdings Corporation and U.S. Bank Trust National Association, dated September 29, 2005, incorporated by reference to Exhibit 4.7 of Select Medical Holdings Corporation’s Form S-4 filed April 16, 2006.

4 .5	Form of Senior Floating Rate Notes due 2015, incorporated by reference to Exhibit 4.8 of Select Medical Holdings Corporation’s Form S-4 filed April 16, 2006.

4 .6	Exchange and Registration Rights Agreement, dated as of September 29, 2005, by and among Select Medical Holdings Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, CIBC World Markets Corp. and PNC Capital Markets, Inc., incorporated by reference to Exhibit 4.9 of Select Medical Holdings Corporation’s Form S-4 filed April 16, 2006.

Exhibit
Number	Document
10 .1	Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .2	Guarantee and Collateral Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, the Subsidiaries of Select identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .3	Amended and Restated Senior Management Agreement dated as of May 7, 1997 between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .4	Amendment No. 1 dated as of January 1, 2000 to Amended and Restated Senior Management Agreement dated May 7, 1997 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .5	Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .6	Amendment dated as of August 8, 2000 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .7	Amendment No. 2 dated as of February 23, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .8	Amendment No. 3 dated as of April 24, 2001 to Employment Agreement dated as of March 1, 2000 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of Select Medical Corporation’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10 .9	Amendment No. 4 to Employment Agreement dated as of September 17, 2001 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .10	Amendment No. 5 to Employment Agreement dated as of February 24, 2005 between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.10 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .11	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .12	Amendment to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10 .13	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .14	Amendment No. 3 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .15	Amendment No. 4 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 99.3 of Select Medical Corporation’s Form 8-K (Reg. No. 001-31441).

10 .16	Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .17	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .18	Amendment to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .19	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .20	Amendment No. 3 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 99.2 of Select Medical Corporation’s Form 8-K (Reg. No. 001-31441).

10 .21	Amendment No. 4 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .22	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

Exhibit
Number	Document
10 .23	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .24	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .25	Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .26	First Amendment dated as of October 15, 2000 to Employment Agreement dated as of December 16, 1998 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .27	Change of Control Agreement dated as of November 21, 2001 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.61 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .28	Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.28 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .29	Other Senior Management Agreement, dated as of June 2, 1997, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .30	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .31	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .32	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.32 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .33	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Exhibit
Number	Document
10 .34	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .35	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .36	Other Senior Management Agreement, dated as of March 28, 1997, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .37	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .38	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .39	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.39 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .40	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .41	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .42	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.42 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .43	Fifth Amendment to Employment Agreement, dated as of April 18, 2005, between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.43 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .44	Consulting Agreement, dated as of January 1, 2004, between Select Medical Corporation and Thomas A. Scully, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

10 .45	First Amendment to Consulting Agreement, dated as of April 18, 2005, between Select Medical Corporation and Thomas A. Scully, incorporated by reference to Exhibit 10.45 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .46	Amendment No. 5 to Employment Agreement, dated as of April 27, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.46 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

Exhibit
Number	Document
10 .47	Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .48	First Addendum dated June 1999 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.25 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .49	Second Addendum dated as of February 1, 2000 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.26 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .50	Office Lease Agreement dated as of June 17, 1999 between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .51	Third Addendum dated as of May 17, 2001 to Office Lease Agreement dated as of May 18, 1999 between Select Medical Corporation and Old Gettysburg Associates I, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10 .52	Office Lease Agreement dated as of May 15, 2001 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Registration Statement on Form S-4 (Reg. No. 333-63828).

10 .53	Fourth Addendum to Lease Agreement dated as of September 1, 2001 by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

10 .54	First Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10 .55	Second Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10 .56	Third Addendum to Lease Agreement by and between Old Gettysburg Associates II and Select Medical Corporation, dated as of February 26, 2002, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit
Number	Document
10 .57	Office Lease Agreement dated as of October 29, 2003 by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.74 of Select Medical Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

10 .58	Office Lease Agreement dated as of October 29, 2003 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.74 of Select Medical Corporation’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

10 .59	Fifth Addendum to Lease Agreement, dated as of February 19, 2004, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .60	Office Lease Agreement dated as of March 19, 2004 by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

10 .61	Office Lease Agreement dated as of March 19, 2004 by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2004.

10 .62	Naming, Promotional and Sponsorship Agreement dated as of October 1, 1997 between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of Select Medical Corporation’s Registration Statement on Form S-1 (Reg. No. 333-48856).

10 .63	First Amendment to Naming, Promotional and Sponsorship Agreement, dated as of January 1, 2004, between Select Medical Corporation and Philadelphia Eagles, LLC, incorporated by reference to Exhibit 10.63 of Select Medical Corporation’s Form S-4 filed June 15, 2005.

10 .64	Office Lease Agreement dated August 10, 2005 among Old Gettysburg Associates II and Select Medical Corporation, dated August 10, 2005, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s current report on Form 8-K filed August 10, 2005.

10 .65	Amended and Restated Select Medical Holdings Corporation 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s current report on Form 8-K filed November 8, 2005.

10 .66	Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s current report on Form 8-K filed November 8, 2005.

10 .67	Amendment No. 1, dated as of September 26, 2005, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Form 10-Q filed November 14, 2005.

Exhibit
Number	Document
10 .68	Acquisition Agreement between Select Medical Corporation, SLMC Finance Corporation and Callisto Capital L.P., dated December 23, 2005, incorporated by reference to Exhibit 2.2 of Select Medical Corporation’s current report on Form 8-K filed December 23, 2005.

10 .69	Amendment to Acquisition Agreement among Select Medical Corporation, SLMC Finance Corporation, Callisto Capital, L.P. and Canadian Back Institute Limited dated February 9, 2006, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Form 8-K filed February 10, 2006.

10 .70	Office Lease Agreement dated August 25, 2006 between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Form 10-Q filed November 13, 2006.

12 .1	Statement of Ratio of Earnings to Fixed Charges.

21 .1	Subsidiaries of Select Medical Corporation.

31 .1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31 .2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 .1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32 .2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.