Form 10-Q
period 2007-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2007-05-15
CIK 1320414, 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended March 31, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From                      to                     .
Commission File Numbers: 333-133284 and 000-31441
SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
(Exact name of Registrants as specified in their charters)

Delaware	20-1764048
Delaware	23-2872718
(State or other jurisdiction of	(I.R.S. employer identification
incorporation or organization)	number)
4716 Old Gettysburg Road, P.O. Box 2034, Mechanicsburg, Pennsylvania 17055
(Address of principal executive offices and zip code)
(717) 972-1100
(Registrants’ telephone number, including area code)
          Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
YES ☑    NO ☐
     Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filers ☐       Accelerated filers ☐       Non-accelerated filers ☑
          Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☑
          As of April 30, 2007, Select Medical Holdings Corporation had outstanding 205,100,968 shares of common stock.
          This Form 10-Q is a combined quarterly report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly-owned operating subsidiary of Holdings. References to the “Company,” “we,” “us,” and “our” refer collectively to Select Medical Holdings Corporation and Select Medical Corporation.

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	March 31,	December 31,	March 31,
	2006	2007	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$81,600	$37,536	$81,600	$37,536
Restricted cash	4,335	4,389	4,335	4,389
Accounts receivable, net of allowance for doubtful accounts of $55,306 and $52,107 in 2006 and 2007, respectively	199,927	227,549	199,927	227,549
Current deferred tax asset	42,613	41,804	42,613	41,804
Prepaid income taxes	—	2,570	—	2,570
Other current assets	16,762	17,479	16,762	17,479

Total Current Assets	345,237	331,327	345,237	331,327

Property and equipment, net	356,336	383,199	356,336	383,199
Goodwill	1,323,572	1,323,572	1,323,572	1,323,572
Other identifiable intangibles	79,230	77,541	79,230	77,541
Other assets held for sale	4,855	4,825	4,855	4,825
Other assets	73,294	71,727	68,412	67,000

Total Assets	$2,182,524	$2,192,191	$2,177,642	$2,187,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdrafts	$12,213	$15,205	$12,213	$15,205
Current portion of long-term debt and notes payable	6,209	7,184	6,209	7,184
Accounts payable	72,597	76,478	72,597	76,478
Accrued payroll	55,084	52,432	55,084	52,432
Accrued vacation	27,360	28,583	27,360	28,583
Accrued interest	36,759	15,455	25,270	12,263
Accrued professional liability	24,979	25,459	24,979	25,459
Accrued restructuring	225	208	225	208
Accrued other	67,084	70,027	67,084	70,027
Income taxes payable	1,937	—	1,937	—
Due to third party payors	12,886	6,924	12,886	6,924

Total Current Liabilities	317,333	297,955	305,844	294,763

Long-term debt, net of current portion	1,532,294	1,530,072	1,224,509	1,221,972
Non-current deferred tax liability	32,075	25,183	30,721	24,388
Other non-current liabilities	—	23,410	—	23,410

Total Liabilities	1,881,702	1,876,620	1,561,074	1,564,533

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	2,566	2,091	2,566	2,091
Preferred stock — Authorized shares (liquidation preference is $467,395 and $473,145 in 2006 and 2007, respectively)	467,395	473,145	—	—

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 250,000,000 shares authorized, 204,904,000 shares and 205,101,000 shares issued and outstanding in 2006 and 2007, respectively	205	205	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	—	—
Capital in excess of par	(295,256)	(294,131)	464,283	467,948
Retained earnings	121,024	130,805	146,774	150,622
Accumulated other comprehensive income	4,888	3,456	2,945	2,270

Total Stockholders’ Equity	(169,139)	(159,665)	614,002	620,840

Total Liabilities and Stockholders’ Equity	$2,182,524	$2,192,191	$2,177,642	$2,187,464

The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2006	2007	2006	2007
Net operating revenues	$479,743	$466,829	$479,743	$466,829

Costs and expenses:
Cost of services	385,197	377,627	385,197	377,627
General and administrative	12,200	11,584	12,200	11,584
Bad debt expense	5,000	5,589	5,000	5,589
Depreciation and amortization	10,895	11,704	10,895	11,704

Total costs and expenses	413,292	406,504	413,292	406,504

Income from operations	66,451	60,325	66,451	60,325

Other income and expense:
Other income (expense)	—	1,173	2,434	(143)
Interest income	222	929	222	929
Interest expense	(32,881)	(32,203)	(24,272)	(23,638)

Income from continuing operations before minority interests and income taxes	33,792	30,224	44,835	37,473

Minority interest in consolidated subsidiary companies	391	323	391	323

Income from continuing operations before income taxes	33,401	29,901	44,444	37,150

Income tax expense	15,230	12,430	19,095	14,967

Income from continuing operations	18,171	17,471	25,349	22,183

Income from discontinued operations, net of tax (includes pre-tax gain of $13,950 in 2006)	10,018	—	10,018	—

Net income	$28,189	$17,471	$35,367	$22,183

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income

Balance at December 31, 2006	204,904	$205	$(295,256)	$121,024	$4,888
Net income				17,471		$17,471
Unrealized loss on interest rate swap, net of tax					(1,432)	(1,432)

Total comprehensive income						$16,039

Cumulative impact of change in accounting for uncertainties in income taxes (FIN No. 48 - see Note 6)				(1,931)
Vesting of restricted stock			925
Issuance of restricted stock	200	—	200
Stock option expense			3
Repurchase of common shares	(3)	—	(3)
Accretion of dividends on preferred stock				(5,759)

Balance at March 31, 2007	205,101	$205	$(294,131)	$130,805	$3,456

Select Medical Corporation
Consolidated Statement of Changes in Stockholder’s Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income

Balance at December 31, 2006	—	$—	$464,283	$146,774	$2,945
Net income				22,183		$22,183
Unrealized loss on interest rate swap, net of tax					(675)	(675)

Total comprehensive income						$21,508

Cumulative impact of change in accounting for uncertainties in income taxes (FIN No. 48 - see Note 6)				(1,931)
Dividends to Holdings				(16,404)
Federal tax benefit of losses contributed by Holdings			2,537
Additional investment by Holdings			200
Contribution related to restricted stock and stock option award issuances by Holdings			928

Balance at March 31, 2007	—	$—	$467,948	$150,622	$2,270

The accompanying notes are an integral part of this statement.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2006	2007	2006	2007
Operating activities
Net income	$28,189	$17,471	$35,367	$22,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,071	11,704	11,071	11,704
Provision for bad debts	5,087	5,589	5,087	5,589
Gain from sale of business	(13,950)	(1,173)	(13,950)	(1,173)
Non-cash loss (income) from hedge	—	—	(2,434)	1,316
Non-cash stock compensation expense	946	927	946	927
Amortization of debt discount	281	315	—	—
Minority interests	731	323	731	323
Loss on disposal of assets	—	305	—	305
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(34,211)	(33,210)	(34,211)	(33,210)
Other current assets	(105)	423	(105)	423
Other assets	1,798	(1,013)	1,667	(1,169)
Accounts payable	3,569	3,967	3,569	3,967
Due to third-party payors	659	(5,961)	659	(5,961)
Accrued interest	(20,520)	(21,304)	(12,984)	(13,008)
Accrued expenses	(8,465)	2,170	(8,465)	2,170
Income and deferred taxes	19,342	11,982	23,207	14,519

Net cash provided by (used in) operating activities	(5,578)	(7,485)	10,155	8,905

Investing activities
Purchases of property and equipment	(38,386)	(38,099)	(38,386)	(38,099)
Earnout payments	(100)	—	(100)	—
Proceeds from sale of business	76,806	880	76,806	880
Restricted cash	437	(53)	437	(53)
Acquisition of businesses, net of cash acquired	(2,023)	(81)	(2,023)	(81)

Net cash provided by (used in) investing activities	36,734	(37,353)	36,734	(37,353)

Financing activities
Net repayments on credit facility debt	(58,450)	(1,450)	(58,450)	(1,450)
Principal payments on seller and other debt	(425)	(111)	(425)	(111)
Dividends to Holdings	—	—	(15,733)	(16,404)
Repurchase of common and preferred stock	—	(14)	—	—
Proceeds from sale of restricted stock	—	200	—	—
Equity investment by Holdings	—	—	—	200
Proceeds from bank overdrafts	6,551	2,992	6,551	2,992
Distributions to minority interests	(877)	(843)	(877)	(843)

Net cash provided by (used in) financing activities	(53,201)	774	(68,934)	(15,616)

Effect of exchange rate changes on cash and cash equivalents	35	—	35	—

Net decrease in cash and cash equivalents	(22,010)	(44,064)	(22,010)	(44,064)

Cash and cash equivalents at beginning of period	35,861	81,600	35,861	81,600

Cash and cash equivalents at end of period	$13,851	$37,536	$13,851	$37,536

Supplemental Cash Flow Information
Cash paid for interest	$51,830	$52,001	$36,099	$35,610
Cash paid for taxes	$489	$443	$489	$443
The accompanying notes are an integral part of this statement.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
     On February 24, 2005, Select Medical Corporation (“Select”) merged with a subsidiary of Select Medical Holdings Corporation (“Holdings”), formerly known as EGL Holding Company, and became a wholly-owned subsidiary of Holdings (“Merger”). Generally accepted accounting principles require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.
     The unaudited condensed consolidated financial statements of the Company as of March 31, 2007 and for the three month periods ended March 31, 2006 and 2007 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair statement of the financial position, results and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.
     Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 contained in Select’s Form 10-K filed with the SEC on March 28, 2007 and Holdings’ Form 10-K filed with the SEC on March 30, 2007.
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
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) Issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s financial statements.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial statements.
3. Intangible Assets
     The Company’s intangible assets consist of the following:

	As of March 31, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(8,523)
Non-compete agreements	20,809	(7,749)

Total	$41,265	$(16,272)

Indefinite-lived intangible assets
Goodwill	$1,323,572
Trademarks	47,058
Certificates of need	3,786
Accreditations	1,704

Total	$1,376,120

     Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended	Three Months Ended
	March 31, 2006	March 31, 2007
	(in thousands)
Amortization expense	$1,953	$1,952
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
4. Accumulated Other Comprehensive Income
Holdings
     Accumulated other comprehensive income consists of a gain on the interest rate swaps of $4.9 million, (net of tax of $3.4 million) at December 31, 2006 and $3.5 million (net of tax of $2.3 million) at March 31, 2007.
Select
     Accumulated other comprehensive income consists of a gain on the interest rate swaps of $2.9 million (net of tax of $2.0 million) at December 31, 2006 and $2.3 million (net of tax of $1.5 million) at March 31, 2007.
5. Segment Information
     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All other primarily includes the Company’s general and administrative services. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, stock compensation expense, depreciation and amortization, income from discontinued operations, other income (expense) and minority interest.

     The following tables summarize selected financial data for the Company’s reportable segments for the three months ended March 31, 2006 and 2007. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended March 31, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$359,672	$119,290	$781	$479,743
Adjusted EBITDA	74,718	14,760	(11,186)	78,292
Total assets:
Select Medical Corporation	1,746,744	269,295	114,363	2,130,402
Select Medical Holdings Corporation	1,746,744	269,295	119,248	2,135,287
Capital expenditures	36,505	1,641	240	38,386

	Three Months Ended March 31, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$354,228	$112,380	$221	$466,829
Adjusted EBITDA	66,031	17,618	(10,693)	72,956
Total assets:
Select Medical Corporation	1,795,902	258,372	133,190	2,187,464
Select Medical Holdings Corporation	1,795,902	258,372	137,917	2,192,191
Capital expenditures	35,879	2,021	199	38,099

     A reconciliation of net income to Adjusted EBITDA is as follows:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
	(in thousands)
Net income	$28,189	$17,471	$35,367	$22,183
Income from discontinued operations, net of tax	(10,018)	—	(10,018)	—
Income tax expense	15,230	12,430	19,095	14,967
Minority interest	391	323	391	323
Interest expense, net	32,659	31,274	24,050	22,709
Other expense (income)	—	(1,173)	(2,434)	143
Depreciation and amortization	10,895	11,704	10,895	11,704
Stock compensation expense:
Included in general and administrative	888	888	888	888
Included in cost of services	58	39	58	39

Adjusted EBITDA	$78,292	$72,956	$78,292	$72,956

6. Income Tax
     The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. Upon adoption, the Company recognized a $6.0 million increase to reserves for uncertain tax positions and a $4.1 million increase to the deferred tax assets with a net adjustment to retained earnings of $1.9 million. The net increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect of the increase, at the beginning of 2007, the Company had approximately $18.3 million of unrecognized tax benefits. Of this total, $6.0 million (net of the federal benefit on state items) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company was subject to Canadian income tax prior to the disposition of its Canadian operations in early 2006. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state and local, and foreign income tax matters have been concluded for years through 2001. Federal income tax returns for 2003 through 2005 are currently under examination.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $1.3 million of accrued interest upon adoption of FIN No. 48 on January 1, 2007 which is included as a component of the $6.0 million increase to the reserve noted above. The accrued interest did not materially change during the three months ended March 31, 2007.

7. Discontinued Operations
     On December 23, 2005, the Company agreed to sell all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million (US$79.0 million). The sale was completed on March 1, 2006. CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company operated all of its Canadian activity through CBIL. CBIL’s operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the three months ended March 31, 2006. Previously, the operating results of this subsidiary were included in the Company’s outpatient rehabilitation segment.

For the Two
Months Ended
February 28,
2006 (1)
Net revenue	$12,902

Income from discontinued operations before income tax expense, including gain of $13,950	15,547
Income tax expense	5,529

Income from discontinued operations, net of tax	$10,018

(1)	The income from discontinued operations before income taxes includes a gain on sale of approximately $14.0 million.
8. Commitments and Contingencies
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and Select as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for Select’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, failure to disclose improper revenue practices and the issuance of false and misleading statements about the financial outlook of Select. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. In April 2006, the Court granted in part and denied in part Select and the individual officers’ preliminary motion to dismiss the amended complaint. In February 2007, the Court vacated in part its previous decision on Select’s and the individual officers’ motion to dismiss and dismissed Plaintiffs’ claims regarding Select’s alleged improper revenue practices. The Plaintiffs have asked the court to reconsider this ruling. Select and the individual officers have answered the amended complaint and the case has moved to the discovery and class certification phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations. However, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business, which include malpractice claims covered under insurance policies. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on the financial position or results of operations of the Company.
     To cover claims arising out of the operations of the Company’s specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions as well as the cost and possible lack of available insurance could subject the Company to substantial uninsured liabilities.
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
Construction Commitments
     At March 31, 2007, the Company has outstanding commitments under construction contracts related to improvements and renovations at the Company’s long-term acute care properties and inpatient rehabilitation facilities totaling approximately $58.2 million.
9. Other
Agreement to Purchase HealthSouth Corporation’s Outpatient Rehabilitation Division
     On May 1, 2007, Select completed the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation. The closing of the sale of certain of the outpatient rehabilitation clinics has been deferred pending certain state regulatory approvals. Approximately $24.0 million of the approximately $245.0 million purchase price was withheld pending receipt of these approvals and the transfer of the remaining clinics. The purchase price is subject to further adjustment based on the division’s net working capital on the closing date.
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
     Nexus provides medical services in the residential and medical specialty fields. HealthBridge Children’s Hospital in Orange, California is a pediatric facility licensed as an acute care pediatric hospital to accommodate both acute care pediatric needs and long-term sub-acute care. HealthBridge Children’s Hospital in Houston, Texas is a pediatric specialty hospital. Nexus Specialty Hospital is a long-term acute care hospital in Shenandoah, Texas, with a satellite campus in The Woodlands, Texas. Touchstone Neurorecovery Center, located in Conroe, Texas, offers neurobehavioral rehabilitation programs designed to meet the behavioral, vocational and community re-entry needs of residents with brain and other neurological injuries.
     The Nexus transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.
Amendment to Credit Agreement
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility (“Amendment No. 2”) and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increases the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxed certain financial covenants starting March 31, 2007 and waived Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provided to Select an incremental term loan of $100.0 million, the proceeds of which Select used to pay a portion of the purchase price for the HealthSouth transaction.
10. Subsequent Event
     On May 1, 2007, the Centers for Medicare & Medicaid Services, or CMS published its annual payment rate update for the 2008 LTCH-PPS rate year (“RY 2008”) (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). The May 2007 final rule has made several changes to LTCH-PPS payment methodologies and will be implemented beginning on July 1, 2007. Compliance with the May 2007 final rule may have an adverse effect on the Company’s future net operating revenues and profitability. When the Company performed its last impairment assessment on goodwill and certain other indefinite-lived intangible assets in the fourth quarter of 2006, the fair value of the specialty hospital reporting unit exceeded its carrying value by approximately $32 million or 2%. The Company is currently in the process of analyzing and determining the projected financial effects of the May 2007 final rule. Based upon this analysis, the Company will determine if an impairment assessment is required to determine the reduction, if any, on the recorded goodwill. Any reduction in recorded goodwill will result in a charge to the income statement.

11.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 7 5/8% Senior Subordinated Notes
     Select’s 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
     Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2007 and for the three months ended March 31, 2006 and 2007.
     The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
     The following table sets forth the Non-Guarantor Subsidiaries at March 31, 2007:

Caritas Rehab Services, LLC	North Andover Physical Therapy, Inc.
Canadian Back Institute Limited and its subsidiaries (1)	OccuMed East, P.C.
Cupertino Medical Center, P.C. (2)	Ohio Occupational Health, P.C., Inc.
Elizabethtown Physical Therapy	Partners in Physical Therapy, PLLC
Jeff Ayres, PT Therapy Center, Inc.	Philadelphia Occupational Health, P.C.
Jeffersontown Physical Therapy, LLC	Rehabilitation Physician Services, P.C.
Kentucky Orthopedic Rehabilitation, LLC	Robinson & Associates, P.C.
Kessler Core PT, OT and Speech Therapy at New York, LLC	Select Specialty Hospital – Central Pennsylvania, L.P.
Langhorne, P.C.	Select Specialty Hospital – Houston, L.P.
Lester OSM, P.C.	Select Specialty Hospital — Mississippi Gulf Coast, Inc.
Louisville Physical Therapy, P.S.C.	Sprint Physical Therapy, P.C.
Medical Information Management Systems, LLC (3)	Therex, P.C.
Metropolitan West Physical Therapy and Sports Medicine Services Inc.	TJ Corporation I, LLC
Metro Therapy, Inc.	U.S. Regional Occupational Health II, P.C.
MKJ Physical Therapy, Inc.	U.S. Regional Occupational Health II of New Jersey, P.C.
New York Physician Services, P.C.

(1)	The operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the three months ended March 31, 2006. The operations were sold on March 1, 2006.

(2)	In December 2006, the Company sold a group of legal entities that operated outpatient clinics. Cupertino Medical Center, P.C. was one of the legal entities sold.

(3)	In February 2007, the Company sold Medical Information Management Systems, LLC.

Select Medical Corporation
Condensed Consolidating Balance Sheet
March 31, 2007

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	( in thousands)
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,244	$31,379	$913	$—		$37,536
Restricted cash	4,389	—	—	—		4,389
Accounts receivable, net	133	207,048	20,368	—		227,549
Current deferred tax asset	24,661	15,277	1,866	—		41,804
Prepaid income taxes	2,570	—	—	—		2,570
Other current assets	3,158	12,459	1,862	—		17,479

Total Current Assets	40,155	266,163	25,009	—		331,327

Property and equipment, net	7,370	345,796	30,033	—		383,199
Investment in affiliates	1,736,625	90,938	—	(1,827,563	) (a)	—
Goodwill	—	1,323,572	—	—		1,323,572
Other identifiable intangibles	—	77,541	—	—		77,541
Other assets held for sale	—	4,825	—	—		4,825
Other assets	54,814	11,644	542	—		67,000

Total Assets	$1,838,964	$2,120,479	$55,584	$(1,827,563)		$2,187,464

Liabilities and Stockholder’s Equity
Current Liabilities:
Bank overdrafts	$15,205	$—	$—	$—		$15,205
Current portion of long-term debt and notes payable	6,921	263	—	—		7,184
Accounts payable	3,290	63,647	9,541	—		76,478
Intercompany accounts	193,838	(149,711)	(44,127)	—		—
Accrued payroll	1,460	50,865	107	—		52,432
Accrued vacation	2,943	23,369	2,271	—		28,583
Accrued interest	12,263	—	—	—		12,263
Accrued professional liability	25,459	—	—	—		25,459
Accrued restructuring	—	208	—	—		208
Accrued other	41,516	24,949	3,562	—		70,027
Due to third party payors	—	6,924	—	—		6,924

Total Current Liabilities	302,895	20,514	(28,646)	—		294,763

Long-term debt, net of current portion	891,840	307,380	22,752	—		1,221,972
Noncurrent deferred tax liability	(21)	21,909	2,500	—		24,388
Other non-current liabilities	23,410	—	—	—		23,410

Total Liabilities	1,218,124	349,803	(3,394)	—		1,564,533

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	—	2,091	—		2,091

Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	467,948	—	—	—		467,948
Retained earnings	150,622	231,661	38,045	(269,706	) (b)	150,622
Subsidiary investment	—	1,539,015	18,842	(1,557,857	) (a)(b)	—
Accumulated other comprehensive income	2,270	—	—	—		2,270

Total Stockholder’s Equity	620,840	1,770,676	56,887	(1,827,563)		620,840

Total Liabilities and Stockholder’s Equity	$1,838,964	$2,120,479	$55,584	$(1,827,563)		$2,187,464

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net operating revenues	$41	$426,853	$39,935	$—	$466,829

Costs and expenses:
Cost of services	39	343,263	34,325	—	377,627
General and administrative	11,568	16	—	—	11,584
Bad debt expense	—	4,591	998	—	5,589
Depreciation and amortization	488	10,247	969	—	11,704

Total costs and expenses	12,095	358,117	36,292	—	406,504

Income (loss) from operations	(12,054)	68,736	3,643	—	60,325

Other income and expense:
Intercompany interest and royalty fees	(17,761)	17,606	155	—	—
Intercompany management fees	42,066	(40,846)	(1,220)	—	—
Other income (expense)	(143)	—	—	—	(143)
Interest income	725	204	—	—	929
Interest expense	(17,938)	(5,232)	(468)	—	(23,638)

Income (loss) before minority interests and income taxes	(5,105)	40,468	2,110	—	37,473

Minority interest in consolidated subsidiary companies	—	—	323	—	323

Income (loss) from continuing operations before income taxes	(5,105)	40,468	1,787	—	37,150

Income tax expense (benefit)	(1,380)	16,038	309	—	14,967

Income (loss) from continuing operations	(3,725)	24,430	1,478	—	22,183

Equity in earnings of subsidiaries	25,908	1,478	—	(27,386)	—

Net income	$22,183	$25,908	$1,478	$(27,386)	$22,183

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
	(unaudited)
Operating activities
Net income	$22,183	$25,908	$1,478	$(27,386	)(a)	$22,183
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	488	10,247	969	—		11,704
Provision for bad debts	—	4,591	998	—		5,589
Gain from sale of business	(1,173)	—	—	—		(1,173)
Non-cash income from hedge	1,316	—	—	—		1,316
Non-cash compensation expense	927	—	—	—		927
Minority interests	—	—	323	—		323
Loss on disposal of assets	50	255	—	—		305
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(25,908)	(1,478)	—	27,386	(a)	—
Intercompany	(18,224)	20,185	(1,961)	—		—
Accounts receivable	(156)	(28,777)	(4,277)	—		(33,210)
Other current assets	(1,561)	2,378	(394)	—		423
Other assets	1,544	(2,713)	—	—		(1,169)
Accounts payable	(593)	294	4,266	—		3,967
Due to third-party payors	—	(5,598)	(363)	—		(5,961)
Accrued interest	(13,008)	—	—	—		(13,008)
Accrued expenses	(23)	495	1,698	—		2,170
Income taxes	14,519	—	—	—		14,519

Net cash provided by (used in) operating activities	(19,619)	25,787	2,737	—		8,905

Investing activities
Purchases of property and equipment	(199)	(37,057)	(843)	—		(38,099)
Proceeds from sale of business	880	—	—	—		880
Restricted cash	(53)	—	—	—		(53)
Acquisition of businesses, net of cash acquired	—	(81)	—	—		(81)

Net cash provided by (used in) investing activities	628	(37,138)	(843)	—		(37,353)

Financing activities
Net repayments on credit facility	(1,450)	—	—	—		(1,450)
Dividends to Holdings	(16,404)	—	—	—		(16,404)
Intercompany debt reallocation	(28,348)	29,975	(1,627)	—		—
Equity investment by Holdings	200	—	—	—		200
Principal payments on seller and other debt	—	(111)	—	—		(111)
Proceeds from bank overdrafts	2,992	—	—	—		2,992
Distributions to minority interests	—	—	(843)	—		(843)

Net cash provided by (used in) financing activities	(43,010)	29,864	(2,470)	—		(15,616)

Net increase (decrease) in cash and cash equivalents	(62,001)	18,513	(576)	—		(44,064)

Cash and cash equivalents at beginning of period	67,245	12,866	1,489	—		81,600

Cash and cash equivalents at end of period	$5,244	$31,379	$913	$—		$37,536

(a)	Elimination of equity in earnings of subsidiary.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
	(unaudited)
Net operating revenues	$62	$440,481	$39,200	$—		$479,743

Costs and expenses:
Cost of services	58	352,074	33,065	—		385,197
General and administrative	12,181	19	—	—		12,200
Bad debt expense	—	5,306	(306)	—		5,000
Depreciation and amortization	604	9,551	740	—		10,895

Total costs and expenses	12,843	366,950	33,499	—		413,292

Income (loss) from operations	(12,781)	73,531	5,701	—		66,451

Other income and expense:
Intercompany interest and royalty fees	(13,818)	13,685	133	—		—
Intercompany management fees	40,182	(39,466)	(716)	—		—
Other income	2,434	—	—			2,434
Interest income	209	13	—	—		222
Interest expense	(18,973)	(4,916)	(383)	—		(24,272)

Income (loss) before minority interests and income taxes	(2,747)	42,847	4,735	—		44,835

Minority interest in consolidated subsidiary companies	—	31	360	—		391

Income (loss) from continuing operations before income taxes	(2,747)	42,816	4,375	—		44,444

Income tax expense (benefit)	(6)	18,916	185	—		19,095

Income (loss) from continuing operations	(2,741)	23,900	4,190	—		25,349

Income from discontinued operations, net of tax	9,068	—	950	—		10,018

Equity in earnings of subsidiaries	29,040	4,190	—	(33,230	) (a)	—

Net income	$35,367	$28,090	$5,140	$(33,230)		$35,367

(a)	Elimination of equity in net income (loss) from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
	(unaudited)
Operating activities
Net income	$35,367	$28,090	$5,140	$(33,230	)(a)	$35,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	604	9,551	916	—		11,071
Provision for bad debts	—	5,306	(219)	—		5,087
Gain from sale of business	(13,950)	—	—	—		(13,950)
Non-cash income from hedge	(2,434)	—	—	—		(2,434)
Non-cash compensation expense	946	—	—	—		946
Minority interests	—	31	700	—		731
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(29,040)	(4,190)	—	33,230	(a)	—
Intercompany	(14,514)	46,625	(32,111)	—		—
Accounts receivable	(28)	(47,044)	12,861	—		(34,211)
Other current assets	531	(1,664)	1,028	—		(105)
Other assets	(7,266)	7,922	1,011	—		1,667
Accounts payable	1,499	4,006	(1,936)	—		3,569
Due to third-party payors	—	1,640	(981)	—		659
Accrued interest	(12,984)	—	—	—		(12,984)
Accrued expenses	(4,864)	(1,441)	(2,160)	—		(8,465)
Income and deferred taxes	23,207	—	—	—		23,207

Net cash provided by (used in) operating activities	(22,926)	48,832	(15,751)	—		10,155

Investing activities
Purchases of property and equipment	(231)	(35,177)	(2,978)	—		(38,386)
Proceeds from sale of business, net	76,806	—	—	—		76,806
Earnout payments	—	(100)	—	—		(100)
Restricted cash	437	—	—	—		437
Acquisition of businesses, net of cash acquired	—	(1,699)	(324)	—		(2,023)

Net cash provided by (used in) investing activities	77,012	(36,976)	(3,302)	—		36,734

Financing activities
Net repayments on credit facility	(58,450)	—	—	—		(58,450)
Dividends to Holdings	(15,733)	—	—	—		(15,733)
Intercompany debt reallocation	7,302	(13,287)	5,985	—		—
Principal payments on seller and other debt	—	(388)	(37)	—		(425)
Proceeds from bank overdrafts	6,551	—	—	—		6,551
Distributions to minority interests	—	—	(877)	—		(877)

Net cash provided by (used in) financing activities	(60,330)	(13,675)	5,071	—		(68,934)

Effect of exchange rate changes on cash and cash equivalents	35	—	—	—		35

Net decrease in cash and cash equivalents	(6,209)	(1,819)	(13,982)	—		(22,010)

Cash and cash equivalents at beginning of period	16,738	3,631	15,492	—		35,861

Cash and cash equivalents at end of period	$10,529	$1,812	$1,510	$—		$13,851

(a)	Elimination of equity in earnings of subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read this discussion together with our unaudited consolidated financial statements and the accompanying notes.
Forward Looking Statements
     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation and Select Medical Holdings Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:
•	additional changes in government reimbursement for our services may result in increased costs and have an adverse effect on our future net operating revenues and profitability, such as the regulations released by the Centers for Medicare & Medicaid Services, or CMS, on May 2, 2006 and May 1, 2007;

•	the failure of our long-term acute care hospitals, or LTCHs, to maintain their status as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals”, or HIHs, to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;

•	implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	integration of recently acquired operations (such as the outpatient division of HealthSouth Corporation) and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations; and

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.

Overview
     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States. As of March 31, 2007, we operated 89 long-term acute care hospitals in 26 states, three acute medical rehabilitation hospitals which are certified by Medicare as inpatient rehabilitation facilities in New Jersey, and 545 outpatient rehabilitation clinics in 19 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $466.8 million for the three months ended March 31, 2007. Of this total, we earned approximately 76% of our net operating revenues from our specialty hospitals and approximately 24% from our outpatient rehabilitation business.
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
Recent Trends and Events
     Agreement to Purchase HealthSouth Corporation’s Outpatient Rehabilitation Division
     On May 1, 2007, Select completed the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation. The closing of the sale of certain of the outpatient rehabilitation clinics has been deferred pending certain state regulatory approvals. Approximately $24.0 million of the approximately $245.0 million purchase price was withheld pending receipt of these approvals and the transfer of the remaining clinics. The purchase price is subject to further adjustment based on the division’s net working capital on the closing date.
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
     Nexus provides medical services in the residential and medical specialty fields. HealthBridge Children’s Hospital in Orange, California is a pediatric facility licensed as an acute care pediatric hospital to accommodate both acute care pediatric needs and long-term sub-acute care. HealthBridge Children’s Hospital in Houston, Texas is a pediatric specialty hospital. Nexus Specialty Hospital is a long-term acute care hospital in Shenandoah, Texas, with a satellite campus in The Woodlands, Texas. Touchstone Neurorecovery Center,

located in Conroe, Texas, offers neurobehavioral rehabilitation programs designed to meet the behavioral, vocational and community re-entry needs of residents with brain and other neurological injuries.
     The Nexus transaction, which is expected to close in the second quarter of 2007, is subject to a number of closing conditions, including receipt of regulatory approvals.
     Amendment to Credit Agreement
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility (“Amendment No. 2”) and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increases the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxed certain financial covenants starting March 31, 2007 and waived Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provided to Select an incremental term loan of $100.0 million, the proceeds of which Select used to pay a portion of the purchase price for the HealthSouth transaction.
     First Quarter Ended March 31, 2007
     For the three months ended March 31, 2007, our net operating revenues decreased 2.7% to $466.8 million compared to $479.7 million for the three months ended March 31, 2006. This decrease in net operating revenues was attributable to a decline in both our specialty hospital net operating revenues and our outpatient rehabilitation net operating revenues. The decline in our specialty hospital net operating revenues is primarily a result of a decline in our Medicare net operating revenues resulting from LTCH regulatory changes and the loss of net operating revenues resulting from hospital closures. This decline in specialty hospital net operating revenues was mitigated by an increase in our non-Medicare net operating revenues. The decline in our outpatient net operating revenues is due to a decline in the number of clinics we operate resulting from clinic sales and closures and the volume of visits occurring at the operating clinics. We realized income from operations for the three months ended March 31, 2007 of $60.3 million compared to $66.5 million for the three months ended March 31, 2006. Holdings’ interest expense for the three months ended March 31, 2007 was $32.2 million compared to $32.9 million for the three months ended March 31, 2006. Select’s interest expense for the three months ended March 31, 2007 was $23.6 million compared to $24.3 million for the three months ended March 31, 2006.
     Cash flow from operations used $7.5 million of cash for the three months ended March 31, 2007 for Holdings and cash flow from operations provided $8.9 million of cash for the three months ended March 31, 2007 for Select.
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
During the three months ended March 31, 2007, we recorded an additional liability of approximately $1.5 million related to estimated repayments to Medicare for host admissions exceeding an HIH hospital’s threshold. The liability has been recorded through a reduction in our net revenue.
     August 2005 Final Rule. On August 12, 2005, CMS published the IPPS final rule for fiscal year 2006, which included an update of the LTC-DRG relative weights for fiscal year 2006. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 4.2 percent in its fiscal year 2006 which is the period from October 1, 2005 through September 30, 2006.
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
     CMS estimated that the changes in the May 2006 final rule will result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. Based upon our historical Medicare patient volumes and revenues, we expect that the May 2006 final rule will reduce Medicare revenues associated with SSO cases and high-cost outlier cases to our long-term acute care hospitals by approximately $30.0 million on an annual basis. For the three months ended March 31, 2007, we estimate the reduction in Medicare payment for discharges affected by this rule change to approximate $6.9 million.
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
     August 2006 Final Rule. On August 18, 2006, CMS published the IPPS final rule for fiscal year 2007, which included an update of the LTC-DRG relative weights for fiscal year 2007. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 1.3 percent in fiscal year 2007. The August 2006 final rule also included changes to the diagnosis related groups in IPPS that apply to LTCHs, as the LTC-DRGs are based on the IPPS DRGs. CMS created twenty new DRGs and modified thirty-two others, including LTC-DRGs. Prior to the August 2006 final rule, certain HIHs that were in existence on or before September 30, 1995, and certain satellite facilities that were in existence on or before September 30, 1999, referred to as “grandfathered” HIHs or satellites, were not subject to certain HIH “separateness and control” requirements as long as the “grandfathered” HIHs or satellites continued to operate under the same terms and conditions, including the number of beds and square footage, in effect on September 30, 2003 (for grandfathered HIHs) or September 30, 1999 (for grandfathered satellites). These grandfathered HIHs were also not subject to the payment adjustments for discharged Medicare patients admitted from their host hospitals in excess of the specified percentage threshold, as discussed in the August 2004 rule above. The August 2006 final rule revised the regulations to provide grandfathered HIHs and satellites more flexibility in adjusting square footage upward or downward, or decreasing the number of beds without being subject to the “separateness and control” requirements and payment adjustment provisions. As of March 31, 2007, we operated two grandfathered LTCH HIHs.
     May 2007 Final Rule. On May 1, 2007, CMS published its annual payment rate update for the 2008 LTCH-PPS rate year (“RY 2008”) (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). The final rule makes several changes to LTCH-PPS payment methodologies and amounts during RY 2008. Compliance with the May 2007 final rule may have an adverse effect on our future net operating revenues and profitability.
     For cost reporting periods beginning on or after July 1, 2007, the final rule expands the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with a LTCH or satellite of an LTCH. Under the final rule, free-standing LTCHs and grandfathered LTCH HIHs are subject to the Medicare admission thresholds, as well as HIHs and satellites that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold will be reimbursed at a rate comparable to that under general acute care IPPS, which is lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital would not count toward the limit and would be paid under LTCH-PPS. CMS estimates the impact of the expansion of the Medicare admission thresholds will result in a reduction of 2.2% of the aggregate payments to all LTCHs in RY 2008.

     The applicable percentage threshold will generally be 25%, subject to the phase-in period described below. The percentage threshold for LTCH discharges from a referring hospital that is an “MSA-dominant” hospital or a single urban hospital will be the percentage of total Medicare discharges in the metropolitan statistical area (“MSA”) that are from the referring hospital, but no less than 25% nor more than 50%. For Medicare discharges from LTCHs or LTCH satellites located in rural areas, as defined by the Office of Management and Budget, the percentage threshold would be 50% from any individual referring hospital.
     The expanded 25% rule will be phased in over a 3-year period, except that discharges admitted from hospitals co-located with a LTCH or a satellite of an LTCH will remain subject to the current transition period, which will be fully phased-in to the 25% rule for cost reporting periods beginning on or after October 1, 2007. For all other LTCH discharges admitted from a hospital (free-standing LTACHs and grandfathered LTACH HIHs), the 3-year transition period starts with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold will be the lesser of 75% or the percentage of the LTCH’s or LTCH satellite’s admissions discharged from the referring hospital during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold will be the lesser of 50% or the percentage of the LTCH’s or LTCH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, all LTCHs are subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA-dominant hospitals).
     The May 2007 final rule also revises the payment adjustment formula for short stay outlier (“SSO”) patients. Beginning with discharges on or after July 1, 2007, for cases with a length of stay that is less than the average length of stay plus one standard deviation for the same DRG under IPPS (the so-called “IPPS comparable threshold”), the rule effectively lowers the LTCH payment to a rate based on the general acute care hospital IPPS. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the current SSO payment policy. Cases with a covered length of stay less than or equal to the IPPS comparable threshold will be paid at an amount comparable to the IPPS per diem.
     The May 2007 final rule updates the standard Federal rate by 0.71% for FY 2008. As a result, the Federal rate for FY 2008 will equal $38,356.45, as compared to $38,086.04 for FY 2007. The final rule also increases the fixed-loss amount for high cost outlier in RY 2008 to $22,954, compared to $14,887 in RY 2007. CMS projects an estimated 2.5% decrease in LTCH payments from RY 2007 to RY 2008 due to this change in the fixed-loss amount.
     CMS has estimated the overall impact of the final rule to be a 3.8% decrease in total estimated LTCH PPS payments for RY 2008.
     Beginning with the LTC-DRG update for FY 2008, CMS will make an annual update to the recalibration of the LTC-DRG relative weights that will have a budget neutral impact so that the estimated aggregate LTCH PPS payments would be unaffected. CMS will continue to update the LTC-DRG weights annually in the IPPS rulemaking and those weights would be modified by a single budget neutrality adjustment factor to ensure that estimated aggregate LTCH payments after reweighting are equal to estimated aggregate LTCH payments before reweighting. The next LTC-DRG reclassification and recalibration process, by itself, should neither increase nor decrease the estimated aggregate LTCH PPS payments.
     The May 2007 final rule has made several changes to LTCH-PPS payment methodologies and will be implemented beginning on July 1, 2007. When we performed our last impairment assessment on goodwill and certain other indefinite-lived intangible assets in the fourth quarter of 2006, the fair value of our specialty hospital reporting unit exceeded its carrying value by approximately $32 million or 2%. We are currently in the process of analyzing and determining the projected financial effects of the May 2007 final rule. Based upon this analysis we will determine if an impairment assessment is required to determine the reduction, if any, on our recorded goodwill. Any reduction in recorded goodwill will result in a charge to the income statement.
     April 2007 Proposed Rule. On April 13, 2007, CMS released the IPPS proposed rule for fiscal year 2008, which would create a new patient classification system, with categories referred to as MS-DRGs and MS-LTC-DRGs, respectively, for hospitals reimbursed under IPPS and LTCH PPS. The new classification categories take into account the severity of the patient’s condition. CMS assigned proposed relative weights to each MS-DRG and MS-LTC-DRG to reflect their relative use of medical care resources. We believe that, because of the proposed relative weights and length of stay assigned to the MS-LTC-DRGs for the patient populations served by our hospitals, our long-term acute care hospital payments would be adversely affected.
Transition Plan
     In order to minimize the impact of the HIH admission regulations, we have developed and are currently implementing a business plan and strategy in each of our markets to adapt to the HIH admission regulations. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. As a result of the additional regulatory changes regarding admissions to long-term acute care hospitals being implemented by the May 2007 Final Rule our plan will have to be revised.
     Additionally, the May 2007 Final Rule also provides for regulatory changes affecting admissions to our free-standing LTCHs. We will need to assess the impact of the regulatory changes on these hospitals and develop business plans and strategies in these markets to adapt to the regulatory changes.
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

	Three Months Ended
	March 31,
	2006	2007
Specialty hospital data(1):
Number of hospitals — start of period	101	96
Number of hospitals closed	—	(1)
Number of hospitals consolidated	—	(3)

Number of hospitals — end of period	101	92

Available licensed beds	3,852	3,899
Admissions	10,483	10,416
Patient days	251,701	252,476
Average length of stay (days)	25	25
Net revenue per patient day(2)	$1,405	$1,378
Occupancy rate	73%	72%
Percent patient days — Medicare	73%	72%
Outpatient rehabilitation data (3):
Number of clinics owned — start of period	553	477
Number of clinics acquired	—	1
Number of clinic start-ups	1	4
Number of clinics closed/sold	(1)	(5)

Number of clinics owned — end of period	553	477
Number of clinics managed — end of period	60	68

Total number of clinics (all) — end of period	613	545

Number of visits	784,839	646,651
Net revenue per visit (4)	$91	$101

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Clinic data excludes clinics operated by CBIL. CBIL is being reported as discontinued operations for the three months ended March 31, 2006.

(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
     The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical
	Holdings		Select Medical
	Corporation		Corporation
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2006	2007	2006	2007
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	80.3	80.9	80.3	80.9
General and administrative	2.6	2.5	2.6	2.5
Bad debt expense	1.0	1.2	1.0	1.2
Depreciation and amortization	2.3	2.5	2.3	2.5

Income from operations	13.8	12.9	13.8	12.9
Other income	—	0.3	0.5	—
Interest expense, net	(6.8)	(6.7)	(4.9)	(4.9)

Income from continuing operations before minority interests and income taxes	7.0	6.5	9.4	8.0
Minority interests	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	6.9	6.4	9.3	7.9
Income tax expense	3.2	2.7	4.0	3.2

Income from continuing operations	3.7	3.7	5.3	4.7
Income from discontinued operations, net of tax	2.1	—	2.1	—

Net income	5.8%	3.7%	7.4%	4.7%

     The following table summarizes selected financial data by business segment, for the periods indicated:

	Select Medical Holdings
	Corporation			Select Medical Corporation
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$359,672	$354,228	(1.5)%	$359,672	$354,228	(1.5)%
Outpatient rehabilitation	119,290	112,380	(5.8)	119,290	112,380	(5.8)
Other	781	221	(71.7)	781	221	(71.7)

Total company	$479,743	$466,829	(2.7)%	$479,743	$466,829	(2.7)%

Income (loss) from operations:
Specialty hospitals	$67,889	$57,683	(15.0)%	$67,889	$57,683	(15.0)%
Outpatient rehabilitation	11,468	14,861	29.6	11,468	14,861	29.6
Other	(12,906)	(12,219)	5.3	(12,906)	(12,219)	5.3

Total company	$66,451	$60,325	(9.2)%	$66,451	$60,325	(9.2)%

Adjusted EBITDA:(2)
Specialty hospitals	$74,718	$66,031	(11.6)%	$74,718	$66,031	(11.6)%
Outpatient rehabilitation	14,760	17,618	19.4	14,760	17,618	19.4
Other	(11,186)	(10,693)	4.4	(11,186)	(10,693)	4.4

Adjusted EBITDA margins:(2)
Specialty hospitals	20.8%	18.6%	(10.6)%	20.8%	18.6%	(10.6)%
Outpatient rehabilitation	12.4	15.7	26.6	12.4	15.7	26.6
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,746,744	$1,795,902		$1,746,744	$1,795,902
Outpatient rehabilitation	269,295	258,372		269,295	258,372
Other	119,248	137,917		114,363	133,190

Total company	$2,135,287	$2,192,191		$2,130,402	$2,187,464

Purchases of property and equipment, net:
Specialty hospitals	$36,505	$35,879		$36,505	$35,879
Outpatient rehabilitation	1,641	2,021		1,641	2,021
Other	240	199		240	199

Total company	$38,386	$38,099		$38,386	$38,099

     The following table reconciles same hospitals information:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$359,672	$354,228	$359,672	$354,228
Less: Specialty hospitals in development, opened or closed after 1/1/06	11,894	4,260	11,894	4,260

Specialty hospitals same store net operating revenue	$347,778	$349,968	$347,778	$349,968

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$74,718	$66,031	$74,718	$66,031
Less: Specialty hospitals in development, opened or closed after 1/1/06	1,009	(3,020)	1,009	(3,020)

Specialty hospitals same store Adjusted EBITDA(2)	$73,709	$69,051	$73,709	$69,051

All specialty hospitals Adjusted EBITDA margin(2)	20.8%	18.6%	20.8%	18.6%
Specialty hospitals same store Adjusted EBITDA margin(2)	21.2%	19.7%	21.2%	19.7%

N/M	— Not Meaningful.

(1)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, other income, income from discontinued operations, stock compensation expense, and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 5 to our interim unaudited consolidated financial statements for the period ended March 31, 2007 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     In the following discussion, we address the results of operations of Select and Holdings. With the exception of incremental interest expense and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations, minority interest and income from discontinued operations is identical for Holdings and Select.
Net Operating Revenues
     Our net operating revenues decreased by 2.7% to $466.8 million for the three months ended March 31, 2007 compared to $479.7 million for the three months ended March 31, 2006.
     Specialty Hospitals. Our specialty hospital net operating revenues decreased 1.5% to $354.2 million for the three months ended March 31, 2007 compared to $359.7 million for the three months ended March 31, 2006. The decline was primarily related to a decline in our Medicare operating revenues resulting from LTCH regulatory changes and the loss of net operating revenues resulting from hospital closures. Net operating revenues for the specialty hospitals opened as of January 1, 2006 and operated by us throughout both periods increased 0.6% to $350.0 million for the three months ended March 31, 2007 from $347.8 million for the three months ended March 31, 2006. This increase resulted primarily from an increase in our non-Medicare patient volume which was offset by a decline in our Medicare rates due to the LTACH regulatory changes that have reduced our Medicare payments by approximately $12.2 million. Our patient days for these same store hospitals increased 2.5%. This increase in patient days was due to an increase in non-Medicare volume. Our Medicare volume remained constant in both periods.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues declined 5.8% to $112.4 million for the three months ended March 31, 2007 compared to $119.3 million for the three months ended March 31, 2006. The number of patient visits in our outpatient rehabilitation clinics declined 17.6% for the three months ended March 31, 2007 to 646,651 visits compared to 784,839 visits for the three months ended March 31, 2006. The decrease in net operating revenues and patient visits was principally related to a 13.7% decline in the number of clinics we own and a 4.4% decline in the volume of visits per clinic. We are continuing to experience declines in our patient visits in a number of markets as a result of physicians opening competing physical therapy practices. Net revenue per visit in our clinics was $101 for the three months ended March 31, 2007 compared to $91 for the three months ended March 31, 2006.
     Other. Our other revenues were $0.2 million for the three months ended March 31, 2007 compared to $0.8 million for the three months ended March 31, 2006. These revenues relate to revenue from other non-healthcare services.
Operating Expenses
     Our operating expenses decreased by 1.9% to $394.8 million for the three months ended March 31, 2007 compared to $402.4 million for the three months ended March 31, 2006. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. As a percentage of our net operating revenues, our operating expenses were 84.6% for the three months ended March 31, 2007 compared to 83.9% for the three months ended March 31, 2006. Cost of services as a percentage of operating revenues was 80.9% for the three months ended March 31, 2007 compared to 80.3% for the three months ended March 31, 2006. These costs primarily reflect our labor expenses. Another component of cost of services is facility rent expense, which was $20.2 million for the three months ended March 31, 2007 compared to $20.7 million for the three months ended March 31, 2006. During the same time period, general and administrative expense declined in total, and as a percentage of net operating revenues. General and administrative expenses were 2.5% of net operating revenues for the three months ended March 31, 2007 compared to 2.6% for the three months ended March 31, 2006. Our bad debt expense as a percentage of net operating revenues was 1.2% for the three months ended March 31, 2007 compared to 1.0% for the three months ended March 31, 2006.
Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA decreased by 11.6% to $66.0 million for the three months ended March 31, 2007 compared to $74.7 million for the three months ended March 31, 2006. Our Adjusted EBITDA margins decreased to 18.6% for the three months ended March 31, 2007 from 20.8% for the three months ended March 31, 2006. The hospitals opened as of January 1, 2006 and operated by us throughout both periods had Adjusted EBITDA of $69.1 million for the three months ended March 31, 2007, a decrease of $4.7 million or 6.3% over the Adjusted EBITDA of these hospitals for the three months ended March 31, 2006. Our Adjusted EBITDA margin in these same store hospitals decreased to 19.7% for the three months ended March 31, 2007 from 21.2% for the three months ended March 31, 2006. The decrease in our adjusted EBITDA is principally related to a $12.2 million decline in our Medicare net operating revenues resulting from LTACH regulatory changes that have reduced our payment rates for Medicare cases, even though our Medicare patient days and costs in both periods were constant. This decline in Medicare net operating revenues and corresponding decline in Adjusted EBITDA was offset by an increase in Adjusted EBITDA resulting from an increase in our non-Medicare patient days and rate per day.
     Outpatient Rehabilitation. Adjusted EBITDA increased by 19.4% to $17.6 million for the three months ended March 31, 2007 compared to $14.8 million for the three months ended March 31, 2006. Our Adjusted EBITDA margins increased to 15.7% for the three months ended March 31, 2007 from 12.4% for the three months ended March 31, 2006. The increase in Adjusted EBITDA was the result of the increase in our net revenue per visit described under—“Net Operating Revenue -Outpatient Rehabilitation” and a small reduction in our labor costs.
     Other. The Adjusted EBITDA loss was $10.7 million for the three months ended March 31, 2007 compared to an Adjusted EBITDA loss of $11.2 million for the three months ended March 31, 2006. This reduction in the Adjusted EBITDA loss was primarily the result of the decline in our general and administrative expenses.
Income from Operations
     For the three months ended March 31, 2007 we experienced income from operations of $60.3 million compared to $66.5 million for the three months ended March 31, 2006. The decrease in income from operations resulted from the Adjusted EBITDA changes described above and an increase in depreciation expense. The increase in depreciation expense resulted primarily from increased depreciation expense associated with free-standing hospitals we have placed in service.
Interest Expense
     Select Medical Corporation. Interest expense was $23.6 million for the three months ended March 31, 2007 compared to $24.3 million for the three months ended March 31, 2006. The decrease in interest expense is related to lower outstanding debt balances under Select’s senior credit facility offset by slightly higher interest rates.
     Select Medical Holdings Corporation. Interest expense was $32.2 million for the three months ended March 31, 2007 compared to $32.9 million for the three months ended March 31, 2006. The decrease in interest expense is related to lower outstanding debt balances under Select’s senior credit facility offset by slightly higher interest rates.

Minority Interests
     Minority interests in consolidated earnings was $0.3 million for the three months ended March 31, 2007 compared to $0.4 million for the three months ended March 31, 2006.
Income Taxes
     Select Medical Corporation. We recorded income tax expense of $15.0 million for the three months ended March 31, 2007. The expense represented an effective tax rate of 40.3%. For the three months ended March 31, 2006 we recorded income tax expense of $19.1 million. This expense represented an effective tax rate of 43.0%. During the three months ended March 31, 2006 we recorded additional valuation reserves for certain state net operating losses which had the effect of increasing our income tax expense and effective tax rate.
     Select Medical Holdings Corporation. We recorded income tax expense of $12.4 million for the three months ended March 31, 2007. The expense represented an effective tax rate of 41.6%. For the three months ended March 31, 2006 we recorded income tax expense of $15.2 million. This expense represented an effective tax rate of 45.6%. During the three months ended March 31, 2006 we recorded additional valuation reserves for certain state net operating losses which had the effect of increasing our income tax expense and effective tax rate.
Income from Discontinued Operations, Net of Tax
     On March 1, 2006, we sold our wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million in cash (US$79.0 million). We conducted all of our Canadian operations through CBIL. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report. We have recognized a gain on sale (net of tax) of $9.1 million in the first quarter ended March 31, 2006.

Liquidity and Capital Resources
     The following table summarizes the statement of cash flows of Holdings and Select for the three months ended March 31, 2006 and 2007:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Cash flows provided by (used in) operating activities	$(5,578)	$(7,485)	$10,155	$8,905
Cash flows provided by (used in) investing activities	36,734	(37,353)	36,734	(37,353)
Cash flows provided by (used in) financing activities	(53,201)	774	(68,934)	(15,616)
Effect of exchange rate changes on cash and cash equivalents	35	—	35	—

Net decrease in cash and cash equivalents	(22,010)	(44,064)	(22,010)	(44,064)
Cash and cash equivalents at beginning of period	35,861	81,600	35,861	81,600

Cash and cash equivalents at end of period	$13,851	$37,536	$13,851	$37,536

     Operating activities used $7.5 million and $5.6 million of cash flow for the three months ended March 31, 2007 and March 31, 2006. Our days sales outstanding increased to 44 days at March 31, 2007, from 41 days at December 31, 2006. The increase in days sales outstanding is primarily related to the timing of the periodic interim payments we received from Medicare for the services provided at our specialty hospitals.
     The operating cash flow of Select exceeds the operating cash flow of Holdings by $16.4 million for the three months ended March 31, 2007 and by $15.7 million for the three months ended March 31, 2006. The difference primarily relates to interest payments related to Holdings senior subordinated notes and senior floating rate notes.
     Investing activities used $37.4 million of cash flow for the three months ended March 31, 2007. Investing activities provided $36.7 million of cash flow for the three months ended March 31, 2006. The primary use of cash was related to building improvements and equipment purchases of $38.1 million offset by proceeds from a sale of a business of $0.9 million. The primary source of cash in the three months ended March 31, 2006 resulted from the sale of CBIL which generated cash proceeds of $76.8 million, which was offset by cash disbursements related to building improvements and equipment purchases primarily associated with properties we acquired in 2005.
     Financing activities provided $0.8 million of cash flow for the three months ended March 31, 2007. The primary source of cash related to proceeds from bank overdrafts of $3.0 million offset by repayments on Select’s credit facility of $1.5 million and distributions to minority interests of $0.8 million. Financing activities used $53.2 million of cash for the three months ended March 31, 2006. The cash usage resulted primarily from principal repayments on Select’s credit facility of $58.5 million offset by proceeds from bank overdrafts of $6.6 million.
     Cash flows from financing activities of Holdings exceeded the financing cash flows of Select by $16.4 million for the three months ended March 31, 2007 and by $15.7 million for the three months ended March 31,

2006. The difference relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its senior subordinated notes and its senior floating rate notes.
Capital Resources
      Holdings’ net working capital was $33.4 at March 31, 2007 compared to $27.9 million at December 31, 2006. Select’s net working capital was $36.6 million at March 31, 2007 compared to $39.4 million at December 31, 2006. The difference between Holdings and Select’s net working capital is related to a decrease in accrued interest expense related to Holdings 10% senior subordinated notes and its senior floating rate notes.
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increases the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxed certain financial covenants starting March 31, 2007 and waived Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provided to us an incremental term loan of $100.0 million, the proceeds of which we used to pay a portion of the purchase price for the HealthSouth transaction.
     After giving effect to the Incremental Facility Amendment, Select’s senior secured credit facility provides for senior secured financing of up to $980.0 million, consisting of:
•	a $300.0 million revolving loan facility that will terminate on February 24, 2011, including both a letter of credit sub-facility and a swingline loan sub-facility, and

•	a $680.0 million term loan facility that matures on February 24, 2012.
     The interest rates per annum applicable to loans, other than swingline loans, under Select’s senior secured credit facility are, at its option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for revolving loans is currently (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans, subject to change based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement). The applicable margin percentages for the term loans after giving effect to the incremental facility amendment, are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. On June 13, 2005, Select entered into an interest rate swap transaction with an effective date of August 22, 2005. The swap is being designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The underlying variable rate debt is $200.0 million and the swap is for a period of five years.
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
     On September 29, 2005, Holdings sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The senior floating rate notes are general unsecured obligations of Holdings and are not guaranteed by Select or any of our subsidiaries. In connection with the issuance of the senior floating rate notes, we entered into an interest rate swap transaction. The notional amount of the interest rate swap is $175.0 million. The variable interest rate of the debt was 11.1 % and the fixed rate after the swap was 10.2% at March 31, 2007. The net proceeds of the issuance of the senior floating rate notes, together with cash was used to reduce the amount of our preferred stock, to make a payment to participants in our long-term incentive plan and to pay related fees and expenses.
     We believe internally generated cash flows and borrowings of revolving loans under Select’s senior secured credit facility will be sufficient to finance operations for at least the next twelve months.
     As a result of the August 2004 Final Rule, we currently anticipate that we will need to relocate a significant number of our long-term acute care hospitals. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing a small number of facilities. At this time we cannot predict with any certainty the impact on revenues and operating expenses at the hospitals being moved. These relocation efforts will require us to make additional capital expenditures above historic levels. At March 31, 2007, we have commitments under construction contracts related to improvements and renovations at our long-term acute care properties and our inpatient rehabilitation facilities totaling $58.2 million.
     During the three months ended March 31, 2007, we relocated six of our HIH hospitals into two free standing buildings and two HIH hospitals. Additionally, we closed one HIH hospital during the quarter ended March 31, 2007.
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
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) Issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 was to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s financial statements.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of March 31, 2007, Select had $568.4 million in term loans outstanding under its senior secured credit facility, which bear interest at variable rates. On June 13, 2005, we entered into an interest rate swap transaction. The effective date of the swap transaction was August 22, 2005. We entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, the underlying variable rate debt is associated with the senior secured credit facility, and the swap is for a period of five years. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.5 million change in annual interest expense on the term loans.

In conjunction with the issuance of the Holdings’ senior floating rate notes, on September 29, 2005 we entered into a swap transaction to mitigate the risks of future variable rate interest payments associated with this debt. The notional amount of the interest rate swap is $175.0 million and the swap is for a period of five years.
ITEM 4. CONTROLS AND PROCEDURES
     We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, failure to disclose alleged improper revenue practices, and the issuance of false and misleading statements about the financial outlook of Select. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. We believe that the allegations in the amended complaint are without merit and intend to vigorously defend against this action. In April 2006, the Court granted in part and denied in part Select’s and the individual officers’ preliminary motion to dismiss the amended complaint. In February 2007, the Court vacated in part its previous decision on the Company’s and the individual officers’ motion to dismiss and dismissed plaintiffs’ claims regarding Select’s alleged improper revenue practices. The Plaintiffs have asked the court to reconsider this ruling. Select and the individual officers have answered the amended complaint and the case has moved to the discovery and class certification phase. We do not believe this claim will have a material adverse effect on our financial position or results of operations. However, due to the uncertain nature of such litigation, we cannot predict the outcome of this matter.

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
ITEM 1A. RISK FACTORS.
Set forth below are changes from our risk factors as previously reported in the Annual Reports on Form 10-K for Holdings and Select for the year ended December 31, 2006.
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
     In order to minimize the impact of the HIH regulations, we have developed and are currently implementing a business plan and strategy in each of our markets to adapt to the HIH admission regulations. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. There can be no assurance that we can successfully implement such changes to our existing HIH business model or successfully control the capital expenditures associated with such changes. As a result, our ability to operate our long-term acute care hospitals effectively and our net operating revenues and profitably may be adversely affected. For example, because physicians generally direct the majority of hospital admissions, our net operating revenues and profitability may decline if the relocation efforts for certain of our HIHs adversely affect our relationships with the physicians in those communities. As a result of the additional regulatory changes regarding admissions to long-term acute care hospitals being implemented by the May 2007 Final Rule, our plan will have to be revised.
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
     On May 1, 2007, CMS published its annual payment rate update for the 2008 LTCH-PPS rate year (“RY 2008”) (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). The final rule makes several changes to LTCH-PPS payment methodologies and amounts during RY 2008. Compliance with the May 2007 final rule may have an adverse effect on our future net operating revenues and profitability.
     For cost reporting periods beginning on or after July 1, 2007, the final rule expands the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. (Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with a LTCH or satellite of an LTCH.) Under the final rule, free-standing LTCHs and grandfathered LTCH HIHs are subject to the Medicare admission threshold, as well as HIHs and satellites that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold will be reimbursed at a rate comparable to that under general acute care IPPS. Cases that reach outlier status in the discharging hospital would not count toward the limit and would be paid under LTCH-PPS. CMS estimates the impact of the expansion of the Medicare admission threshold will result in a reduction of 2.2% of the aggregate payments to all LTCHs in RY 2008.
     The applicable percentage threshold will generally be 25%, subject to the phase-in period described below. The percentage threshold for LTCH discharges from a referring hospital that is an “MSA-dominant” hospital will be the percentage of total Medicare discharges in the metropolitan statistical area (“MSA”) that are from the referring hospital, but no less than 25% nor more than 50%. The percentage threshold for long-term acute care hospital discharges from a referring hospital that is a single urban hospital will be the percentage of total Medicare discharges from the only other hospital in the MSA, but no less than 25% nor more than 50%. For Medicare discharges from LTCHs or LTCH satellites located in rural areas, as defined by the Office of Management and Budget, Medicare discharges in excess of 50% of the LTCH’s total Medicare discharges for a cost reporting period from an individual non-co-located referring hospital will be subject to the payment adjustment.
     The expanded 25% rule will be phased in over a 3-year period, except that discharges admitted from hospitals co-located with a LTCH or a satellite of an LTCH will remain subject to the current transition period, which will be fully phased-in to the 25% rule for cost reporting periods beginning on or after October 1, 2007. For all other LTCH discharges admitted from a hospital, the 3-year transition period starts with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold will be the lesser of 75% or the percentage of the LTCH’s or LTCH satellite’s admissions discharged from the referring hospital during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold will be the lesser of 50% or the percentage of the LTCH’s or LTCH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, all LTCHs are subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA-dominant hospitals). At December 31, 2006 we operated 13 free-standing long-term acute care hospitals and two HIH hospitals that qualified as grandfathered hospitals.
     The May 2007 final rule revises the payment adjustment formula for short stay outlier (“SSO”) patients. Beginning with discharges on or after July 1, 2007, for cases with a length of stay that is less than the average length of stay plus one standard deviation for the same DRG under IPPS (the so-called “IPPS comparable threshold”), the rule effectively lowers the LTCH payment to a rate based on the general acute care hospital IPPS. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the current SSO payment policy. Cases with a covered length of stay less than or equal to the IPPS comparable threshold will be paid at an amount comparable to the IPPS per diem.
     The May 2007 final rule updates the standard Federal rate by 0.71% for FY 2008. As a result, the Federal rate for FY 2008 will equal $38,356.45, as compared to $38,086.04 for FY 2007. The final rule also increases the fixed-loss amount for high cost outlier in RY 2008 to $22,954, compared to $14,887 in RY 2007. CMS projects an estimated 2.5% decrease in LTCH payments from RY 2007 to RY 2008 due to this change in the fixed-loss amount.
     CMS has estimated the overall impact of the final rule to be a 3.8% decrease in total estimated LTCH PPS payments for RY 2008.
     As a result of the additional regulatory changes regarding admission to long-term acute care hospital being implemented by the May 2007 Final Rule, we will need to assess the impact of the regulatory changes on both our free-standing hospitals and HIHs and develop business plans and strategies in each of our markets to adapt to the regulatory changes.
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

     On April 13, 2007, CMS released the IPPS proposed rule for fiscal year 2008, which would create a new patient classification system, with categories referred to as MS-DRGs and MS-LTC-DRGs, respectively, for hospitals reimbursed under IPPS and LTCH PPS. The new classification categories take into account the severity of the patient’s condition. CMS assigned proposed relative weights to each MS-DRG and MS-LTC-DRG to reflect their relative use of medical care resources. We believe that, because of the proposed relative weights and length of stay assigned to the MS-LTC-DRGs for the patient populations served by our hospitals, our long-term acute care hospital payments would be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The exhibits to this report are listed in the Exhibit Index appearing on page 42 hereof.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL CORPORATION

By:	/s/ Martin F. Jackson Martin F. Jackson Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: May 15, 2007

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Martin F. Jackson Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Scott A. Romberger

Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: May 15, 2007

EXHIBIT INDEX

Exhibit	Description

2.1	Stock Purchase Agreement between HealthSouth Corporation and Select Medical Corporation dated January 27, 2007, incorporated by reference to Exhibit 2.1 of Select’s Current Report on Form 8-K filed January 30, 2007.

2.2	Stock Purchase Agreement among Select Medical Corporation, Nexus Health Systems, Inc., Neurobehavioral Management Services L.L.C., Nexus Health Inc. and the stockholders of Nexus Health Systems, Inc. dated March 26, 2007, incorporated by reference to Exhibit 2.1 of Select’s Current Report on Form 8-K filed March 28, 2007.

10.1	Amendment No. 2 and Waiver, dated as of March 19, 2007, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select’s Current Report on Form 8-K filed March 23, 2007.

10.2	Incremental Facility Amendment, dated as of March 28, 2007, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select’s Current Report on Form 8-K filed March 30, 2007.

31.1	Certification of Chief Executive Officer of Select Medical Holdings Corporation and Select Medical Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer of Select Medical Holdings Corporation and Select Medical Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer of Select Medical Holdings Corporation and Select Medical Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer of Select Medical Holdings Corporation and Select Medical Corporation pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.