Form 10-Q
period 2007-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2007-08-13
CIK 1320414, 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended June 30, 2007

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period From __________ to _________.
Commission File Numbers: 333-133284 and 000-31441
SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
(Exact name of Registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	20-1764048 23-2872718 (I.R.S. employer identification number)
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
YES ☐ NO ☑
          As of July 31, 2007, Select Medical Holdings Corporation had outstanding 205,165,272 shares of common stock.
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
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2006	2007	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$81,600	$25,610	$81,600	$25,610
Restricted cash	4,335	3,800	4,335	3,800
Accounts receivable, net of allowance for doubtful accounts of $55,306 and $58,762 in 2006 and 2007, respectively	199,927	261,311	199,927	261,311
Current deferred tax asset	42,613	40,837	42,613	40,837
Other current assets	16,762	23,710	16,762	23,710

Total Current Assets	345,237	355,268	345,237	355,268

Property and equipment, net	356,336	460,227	356,336	460,227
Goodwill	1,323,572	1,468,086	1,323,572	1,468,086
Other identifiable intangibles	79,230	97,237	79,230	97,237
Other assets held for sale	4,855	—	4,855	—
Other assets	73,294	77,022	68,412	72,445

Total Assets	$2,182,524	$2,457,840	$2,177,642	$2,453,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdrafts	$12,213	$19,023	$12,213	$19,023
Current portion of long-term debt and notes payable	6,209	8,239	6,209	8,239
Accounts payable	72,597	78,102	72,597	78,102
Accrued payroll	55,084	64,653	55,084	64,653
Accrued vacation	27,360	35,203	27,360	35,203
Accrued interest	36,759	36,908	25,270	25,518
Accrued professional liability	24,979	25,356	24,979	25,356
Accrued restructuring	225	11,742	225	11,742
Accrued other	67,084	70,329	67,084	86,829
Income taxes payable	1,937	3,431	1,937	3,431
Due to third party payors	12,886	6,267	12,886	6,267

Total Current Liabilities	317,333	359,253	305,844	364,363

Long-term debt, net of current portion	1,532,294	1,709,546	1,224,509	1,401,118
Non-current deferred tax liability	32,075	27,787	30,721	26,330
Other non-current liabilities	—	24,648	—	24,648

Total Liabilities	1,881,702	2,121,234	1,561,074	1,816,459

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	2,566	3,873	2,566	3,873
Preferred stock — Authorized shares (liquidation preference is $467,395 and $479,044 in 2006 and 2007, respectively)	467,395	479,044	—	—

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 250,000,000 shares authorized, 204,904,000 shares and 205,125,000 shares issued and outstanding in 2006 and 2007, respectively	205	205	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	—	—
Capital in excess of par	(295,256)	(293,157)	464,283	472,542
Retained earnings	121,024	139,223	146,774	155,154
Accumulated other comprehensive income	4,888	7,418	2,945	5,235

Total Stockholders’ Equity	(169,139)	(146,311)	614,002	632,931

Total Liabilities and Stockholders’ Equity	$2,182,524	$2,457,840	$2,177,642	$2,453,263

The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended June 30,		For the Quarter Ended June 30,
	2006	2007	2006	2007
Net operating revenues	$482,141	$506,484	$482,141	$506,484

Costs and expenses:
Cost of services	372,500	410,952	372,500	410,952
General and administrative	11,549	12,182	11,549	12,182
Bad debt expense	8,433	8,835	8,433	8,835
Depreciation and amortization	11,666	13,939	11,666	13,939

Total costs and expenses	404,148	445,908	404,148	445,908

Income from operations	77,993	60,576	77,993	60,576

Other income and expense:
Other income	—	—	1,608	1,660
Interest income	197	869	197	869
Interest expense	(32,642)	(35,749)	(23,995)	(27,067)

Income from continuing operations before minority interests and income taxes	45,548	25,696	55,803	36,038

Minority interest in consolidated subsidiary companies	335	813	335	813

Income from continuing operations before income taxes	45,213	24,883	55,468	35,225

Income tax expense	17,942	10,568	21,531	14,188

Net income	$27,271	$14,315	$33,937	$21,037

The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Net operating revenues	$961,884	$973,313	$961,884	$973,313

Costs and expenses:
Cost of services	757,697	788,579	757,697	788,579
General and administrative	23,749	23,766	23,749	23,766
Bad debt expense	13,433	14,424	13,433	14,424
Depreciation and amortization	22,561	25,643	22,561	25,643

Total costs and expenses	817,440	852,412	817,440	852,412

Income from operations	144,444	120,901	144,444	120,901

Other income and expense:
Other income	—	1,173	4,042	1,517
Interest income	419	1,798	419	1,798
Interest expense	(65,523)	(67,952)	(48,267)	(50,705)

Income from continuing operations before minority interests and income taxes	79,340	55,920	100,638	73,511

Minority interest in consolidated subsidiary companies	726	1,136	726	1,136

Income from continuing operations before income taxes	78,614	54,784	99,912	72,375

Income tax expense	33,172	22,998	40,626	29,155

Income from continuing operations	45,442	31,786	59,286	43,220

Income from discontinued operations, net of tax (Includes pre-tax gain of $13,950)	10,018	—	10,018	—

Net income	$55,460	$31,786	$69,304	$43,220

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Stockholder’s Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income
Balance at December 31, 2006	204,904	$205	$(295,256)	$121,024	$4,888
Net income				31,786		$31,786
Unrealized gain on interest rate swap, net of tax					2,530	2,530

Total comprehensive income						$34,316

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see Note 8)				(1,931)
Vesting of restricted stock			1,866
Issuance of restricted stock	200		200
Exercise of stock options	24		24
Stock option expense			12
Repurchase of common shares	(3)		(3)
Accretion of dividends on preferred stock				(11,656)

Balance at June 30, 2007	205,125	$205	$(293,157)	$139,223	$7,418

Select Medical Corporation
Consolidated Statement of Changes in Stockholder’s Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income
Balance at December 31, 2006	—	$—	$464,283	$146,774	$2,945
Net income				43,220		$43,220
Unrealized gain on interest rate swap, net of tax					2,290	2,290

Total comprehensive income						$45,510

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see Note 8)				(1,931)
Dividends declared to Holdings				(16,500)
Dividends to Holdings				(16,409)
Federal tax benefit of losses contributed by Holdings			6,157
Additional investment by Holdings			224
Contribution related to restricted stock and stock option award issuances by Holdings			1,878

Balance at June 30, 2007	—	$—	$472,542	$155,154	$5,235

The accompanying notes are an integral part of this statement.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
Operating activities
Net income	$55,460	$31,786	$69,304	$43,220
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,737	25,643	22,737	25,643
Provision for bad debts	13,520	14,424	13,520	14,424
Gain from disposal of assets and sale of business units	(13,691)	(3,037)	(13,691)	(3,037)
Non-cash income from interest rate swaps	—	—	(4,042)	(344)
Non-cash stock compensation expense	1,891	1,878	1,891	1,878
Amortization of debt discount	571	643	—	—
Minority interests	1,066	1,136	1,066	1,136
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(25,530)	(44,398)	(25,530)	(44,398)
Other current assets	1,538	(1,391)	1,538	(1,391)
Other assets	2,791	1,070	2,608	765
Accounts payable	1,222	3,172	1,222	3,172
Due to third-party payors	(2,613)	(6,578)	(2,613)	(6,578)
Accrued interest	667	142	(24)	238
Accrued expenses	(11,747)	10,661	(11,747)	10,661
Income and deferred taxes	34,892	20,153	42,346	26,310

Net cash provided by operating activities	82,774	55,304	98,585	71,699

Investing activities
Purchases of property and equipment	(71,814)	(89,832)	(71,814)	(89,832)
Earnout payments	(100)	—	(100)	—
Proceeds from sale of business units	76,806	5,045	76,806	5,045
Sale of building	—	4,500	—	4,500
Changes in restricted cash	798	535	798	535
Acquisition of businesses, net of cash acquired	(3,261)	(214,099)	(3,261)	(214,099)

Net cash provided by (used in) investing activities	2,429	(293,851)	2,429	(293,851)

Financing activities
Borrowings on revolving credit facility	151,000	165,000	151,000	165,000
Payments on revolving credit facility	(236,000)	(85,000)	(236,000)	(85,000)
Credit facility term loan borrowing	—	100,000	—	100,000
Payments on credit facility term loan	(2,900)	(3,150)	(2,900)	(3,150)
Principal payments on seller and other debt	(600)	(291)	(600)	(291)
Proceeds from (repayment of) bank overdrafts	(19,355)	6,810	(19,355)	6,810
Dividends to Holdings	—	—	(15,811)	(16,409)
Repurchase of common and preferred stock	—	(14)	—	—
Proceeds from issuance of restricted stock	—	200	—	—
Exercise of stock options	—	24	—	—
Equity investment by Holdings	—	—	—	224
Distributions to minority interests	(1,104)	(1,022)	(1,104)	(1,022)

Net cash provided by (used in) financing activities	(108,959)	182,557	(124,770)	166,162

Effect of exchange rate changes on cash and cash equivalents	35	—	35	—

Net decrease in cash and cash equivalents	(23,721)	(55,990)	(23,721)	(55,990)

Cash and cash equivalents at beginning of period	35,861	81,600	35,861	81,600

Cash and cash equivalents at end of period	$12,140	$25,610	$12,140	$25,610

Supplemental Cash Flow Information
Cash paid for interest	$61,886	$61,772	$46,155	$45,381
Cash paid for taxes	$2,666	$2,849	$2,666	$2,849
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
     The unaudited condensed consolidated financial statements of the Company as of June 30, 2007 and for the three and six month periods ended June 30, 2006 and 2007 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair statement of the financial position, results and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.
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
Reclassifications
     Certain reclassifications to amounts previously reported have been made to conform with the current period presentation.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) Issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15,

2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s financial statements.
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
3. Acquisition
     On May 1, 2007, Select completed its previously announced acquisition of substantially all of the outpatient rehabilitation division (the “Division”) of HealthSouth Corporation (“HealthSouth”) pursuant to the Stock Purchase Agreement dated January 27, 2007 between Select and HealthSouth (the “Stock Purchase Agreement”), and the Letter Agreement dated May 1, 2007 between Select and HealthSouth (the “Letter Agreement”). The closing of the purchase of certain outpatient rehabilitation clinics has been deferred pending certain state regulatory approvals. Approximately $24.0 million of the approximately $245.0 million purchase price was withheld pending receipt of these approvals and transfer of the remaining clinics. The purchase price was reduced by approximately $7.0 million at the closing and is subject to a post-closing working capital adjustment. The amount of the consideration was derived through arm’s length negotiations. Select funded the acquisition through borrowings under its senior credit facility and cash on hand.
     The results of operations of the Division have been included in the Company’s consolidated financial statements since May 1, 2007. The Company has included the operations of the Division in its outpatient rehabilitation segment.
     The purchase price was allocated to tangible and identifiable intangible assets and liabilities based upon preliminary estimates of fair value, with the remainder allocated to goodwill. The Company is in the process of completing a formal valuation analysis to identify and determine the fair values of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from preliminary estimates used at June 30, 2007. The Company expects to finalize the allocation of the purchase price prior to December 31, 2007. In accordance with the provisions of SFAS No. 142, no amortization of goodwill has been recorded.

     The preliminary purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$214,018

Fair value of net tangible assets acquired:
Accounts receivable	31,410
Other current assets	4,331
Property and equipment	39,550
Other assets	803
Current liabilities	(13,713)
Long-term debt	(972)

Net tangible assets acquired	61,409
Non-compete, 5-year	20,000
Restructuring reserve	(11,905)
Goodwill	144,514

$214,018

     Unaudited pro forma net revenue and net income for the three and six months ended June 30, 2007 and 2006 for Select and Holdings as if the acquisition occurred as of January 1, 2006 and January 1, 2007 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2007	2006	2007
		(in thousands)
Net revenue	$557,571	$528,465	$1,113,186	$1,066,934
Net income:
Select Medical Corporation	$35,604	$20,574	$72,838	$45,873
Select Medical Holdings Corporation	$28,946	$13,846	$59,027	$34,459
4. Intangible Assets
     The Company’s intangible assets consist of the following:

	As of June 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets:
Contract therapy relationships	$20,456	$(9,546)
Non-compete agreements	40,809	(9,346)

Total	$61,265	$(18,892)

Indefinite-lived intangible assets:
Goodwill	$1,468,086
Trademarks	47,058
Certificates of need	6,102
Accreditations	1,704

Total	$1,522,950

     Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2006	2007	2006	2007
		(in thousands)
Amortization expense	$1,952	$2,620	$3,905	$4,572
     Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the HealthSouth outpatient rehabilitation division, Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the HealthSouth outpatient rehabilitation division non-compete, Kessler non-compete, SemperCare non-compete and the Company’s contract therapy relationships are approximately five, six, seven and five years, respectively. Amortization expense related to these intangible assets for each of the next five years commencing January 1, 2007 is approximately as follows (in thousands):

2007	$10,477
2008	11,811
2009	11,811
2010	7,227
2011	4,286
2012	1,333
     The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2007 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2006	$1,227,533	$96,039	$1,323,572
Goodwill acquired during year	—	144,514	144,514

Balance as of June 30, 2007	$1,227,533	$240,553	$1,468,086

     On May 1, 2007, the Centers for Medicare & Medicaid Services, or CMS, published its annual payment rate update for the 2008 LTCH-PPS rate year (“RY 2008”) (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). The May 2007 final rule made several changes to LTCH-PPS payment methodologies that were implemented on July 1, 2007. Compliance with the May 2007 final rule may have an adverse effect on the Company’s future net operating revenues and profitability. As a result of these changes, the Company performed a goodwill impairment assessment for its specialty hospital segment which indicated that there was no impairment with respect to goodwill or other recorded intangible assets.

5. Restructuring Reserves
     In the second quarter of 2007, the Company recorded a preliminary estimate of $11.9 million for restructuring in connection with the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation (see Footnote 3) which was accounted for as additional purchase price. The Company expects to finalize the restructuring reserve prior to December 31, 2007. This reserve primarily included costs associated with workforce reductions and lease termination costs in accordance with the Company’s restructuring plan.
     The following summarizes the Company’s restructuring reserve:

	Lease
	Termination
	Costs	Severance	Total
	(in thousands)
December 31, 2006	$225	$—	$225
2007 acquisition restructuring reserve	6,821	5,084	11,905
Amounts paid	(71)	(317)	(388)

June 30, 2007	$6,975	$4,767	$11,742

     The Company expects to pay out the remaining lease termination costs through 2011 and severances through 2008.
6. Accumulated Other Comprehensive Income
Holdings
     Accumulated other comprehensive income consists of a gain on interest rate swaps of $4.9 million, (net of tax of $3.4 million) at December 31, 2006 and $7.4 million (net of tax of $4.9 million) at June 30, 2007.
Select
     Accumulated other comprehensive income consists of a gain on interest rate swaps of $2.9 million (net of tax of $2.0 million) at December 31, 2006 and $5.2 million (net of tax of $3.5 million) at June 30, 2007.
7. Segment Information
     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The all other category primarily includes the Company’s general and administrative services. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, stock compensation expense, depreciation and amortization, income from discontinued operations, other income and minority interest.

     The following tables summarize selected financial data for the Company’s reportable segments for the three and six months ended June 30, 2006 and 2007. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended June 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(in thousands)
Net operating revenue	$360,772	$120,641	$728	$482,141
Adjusted EBITDA	82,673	18,423	(10,492)	90,604
Total assets:
Select Medical Corporation	1,755,128	266,864	113,380	2,135,372
Select Medical Holdings Corporation	1,755,128	266,864	118,213	2,140,205
Capital expenditures	31,825	1,310	293	33,428

	Three Months Ended June 30, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(in thousands)
Net operating revenue	$345,282	$159,686	$1,516	$506,484
Adjusted EBITDA	60,690	24,553	(9,777)	75,466
Total assets:
Select Medical Corporation	1,832,312	482,006	138,945	2,453,263
Select Medical Holdings Corporation	1,832,312	482,006	143,522	2,457,840
Capital expenditures	47,388	2,624	1,721	51,733

	Six Months Ended June 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(in thousands)
Net operating revenue	$720,444	$239,931	$1,509	$961,884
Adjusted EBITDA	157,391	33,183	(21,678)	168,896
Total assets:
Select Medical Corporation	1,755,128	266,864	113,380	2,135,372
Select Medical Holdings Corporation	1,755,128	266,864	118,213	2,140,205
Capital expenditures	68,330	2,951	533	71,814

	Six Months Ended June 30, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(in thousands)
Net operating revenue	$699,510	$272,066	$1,737	$973,313
Adjusted EBITDA	126,721	42,171	(20,470)	148,422
Total assets:
Select Medical Corporation	1,832,312	482,006	138,945	2,453,263
Select Medical Holdings Corporation	1,832,312	482,006	143,522	2,457,840
Capital expenditures	83,267	4,645	1,920	89,832
     A reconciliation of net income to Adjusted EBITDA is as follows:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months Ended June		Three Months Ended June
	30,		30,
	2006	2007	2006	2007
		(in thousands)
Net income	$27,271	$14,315	$33,937	$21,037
Income tax expense	17,942	10,568	21,531	14,188
Minority interest	335	813	335	813
Interest expense, net	32,445	34,880	23,798	26,198
Other income	—	—	(1,608)	(1,660)
Depreciation and amortization	11,666	13,939	11,666	13,939
Stock compensation expense:
Included in general and administrative	887	891	887	891
Included in cost of services	58	60	58	60

Adjusted EBITDA	$90,604	$75,466	$90,604	$75,466

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
		(in thousands)
Net income	$55,460	$31,786	$69,304	$43,220
Income from discontinued operations, net of tax	(10,018)	—	(10,018)	—
Income tax expense	33,172	22,998	40,626	29,155
Minority interest	726	1,136	726	1,136
Interest expense, net	65,104	66,154	47,848	48,907
Other income	—	(1,173)	(4,042)	(1,517)
Depreciation and amortization	22,561	25,643	22,561	25,643
Stock compensation expense:
Included in general and administrative	1,775	1,779	1,775	1,779
Included in cost of services	116	99	116	99

Adjusted EBITDA	$168,896	$148,422	$168,896	$148,422

8. Income Tax
     The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. Upon adoption, the Company recognized a $6.0 million increase to reserves for uncertain tax positions and a $4.1 million increase to the deferred tax assets with a net adjustment to retained earnings of $1.9 million. The net increase was accounted for as an adjustment to the beginning balance of retained earnings on the balance sheet. Including the cumulative effect of the increase, at the beginning of 2007, the Company had approximately $18.3 million of unrecognized tax benefits. Of this total, $6.0 million (net of the federal benefit on state items) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. During the six months ended June 30, 2007, there were no material increases or decreases in unrecognized tax benefits and the Company does not anticipate any material increases or decreases over the next twelve months.
     The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company was subject to Canadian income tax prior to the disposition of its Canadian operations on March 1, 2006. The Company has substantially concluded all U.S. federal income tax matters for years through 2002. Substantially all material state, local and foreign income tax matters have been concluded for years through 2001. Federal income tax returns for 2003 through 2005 are currently under examination.
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $1.3 million of accrued interest upon adoption of FIN No. 48 on January 1, 2007 which is included as a component of the $6.0 million increase to the reserve noted above. The Company recorded additional accrued interest of $0.8 million during the six months ended June 30, 2007.

9. Discontinued Operations
     On March 1, 2006, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million (US$79.0 million). CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company operated all of its Canadian activity through CBIL. CBIL’s operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the six months ended June 30, 2006. Previously, the operating results of this subsidiary were included in the Company’s outpatient rehabilitation segment.
     Summarized income statement information relating to discontinued operations of CBIL is as follows:

For the Two
Months Ended
February 28,
2006
(in thousands)
Net revenue	$12,902

Income from discontinued operations before income tax expense, including gain of $13,950	15,547
Income tax expense	5,529

Income from discontinued operations, net of tax	$10,018

10. Commitments and Contingencies
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and Select as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for Select’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, failure to disclose improper revenue practices and the issuance of false and misleading statements about the financial outlook of Select. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. In April 2006, the Court granted in part and denied in part Select and the individual officers’ preliminary motion to dismiss the amended complaint. In February 2007, the Court vacated in part its previous decision on Select’s and the individual officers’ motion to dismiss and dismissed Plaintiffs’

claims regarding Select’s alleged improper revenue practices. The Plaintiffs asked the court to reconsider this ruling, and in June 2007, the court denied the Plaintiffs’ request. Select and the individual officers have answered the amended complaint and the case is in the discovery and class certification phase. The Company does not believe this claim will have a material adverse effect on its financial position or results of operations. However, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.
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
     Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against Select has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, the Company does not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. The Company has received subpoenas for patient records and other documents, and other follow-up requests, apparently related to the federal government’s investigation. The Company believes that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by Select in 2001 and a former employee of the Company’s Florida subsidiary who Select asked to resign. Select sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and the Company’s lawsuit has been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against Select, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against the Company. The Company has been told by the government that the judge presiding over the Nevada qui tam denied the government’s request for a further extension of the intervention deadline, that the government does not intend to intervene in the case at this time, and that the Nevada qui tam case would soon be unsealed. The Company does not know whether the government will intervene in the case at a later date. The Company also does not know whether the relators will pursue the qui tam lawsuit independently. While litigation is inherently uncertain, the Company believes, based on its prior experiences with qui tam cases and the limited information currently available to the Company, that the Nevada qui tam action will not have a material adverse effect on the Company.

Construction Commitments
     At June 30, 2007, the Company has outstanding commitments under construction contracts related to improvements and renovations at the Company’s long-term acute care properties and inpatient rehabilitation facilities totaling approximately $35.8 million.
11. Other
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
Interest Rate Swap Agreement
     On March 8, 2007, the Company entered into an interest rate swap agreement to hedge the Company’s interest rate risk for a portion of the Company’s term loans under its senior secured credit facility. The effective date of the swap transaction was May 22, 2007. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The underlying variable rate debt is $200.0 million. The swap is for a period of three years, with quarterly resets on May 22, August 22, November 22 and February 22 of each year, and a termination date of May 22, 2010.

12.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 7 5/8% Senior Subordinated Notes
          Select’s 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
          Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2007 and for the three and six months ended June 30, 2006 and 2007.
          The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
          The following table sets forth the Non-Guarantor Subsidiaries:

Caritas Rehab Services, LLC	North Andover Physical Therapy, Inc.
Canadian Back Institute Limited and its subsidiaries (1)	OccuMed East, P.C.
Cupertino Medical Center, P.C. (2)	Ohio Occupational Health, P.C., Inc.
Elizabethtown Physical Therapy	Partners in Physical Therapy, PLLC
Jeff Ayres, PT Therapy Center, Inc.	Philadelphia Occupational Health, P.C.
Jeffersontown Physical Therapy, LLC	Rehabilitation Physician Services, P.C.
Kentucky Orthopedic Rehabilitation, LLC	Robinson & Associates, P.C.
Kessler Core PT, OT and Speech Therapy at New York, LLC	Select Physical Therapy of Las Vegas Limited Partnership
Langhorne, P.C.	Select Specialty Hospital — Central Pennsylvania, L.P.
Lester OSM, P.C.	Select Specialty Hospital — Evansville, LLC
Louisville Physical Therapy, P.S.C.	Select Specialty Hospital — Houston, L.P.
Medical Information Management Systems, LLC (3)	Select Specialty Hospital — Gulf Coast, Inc.
Metropolitan West Physical Therapy and Sports	Sprint Physical Therapy, P.C.
Medicine Services Inc.	Therex, P.C.
MKJ Physical Therapy, Inc.	TJ Corporation I, LLC
New York Physician Services, P.C.	U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

(1)	The operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the six months ended June 30, 2006. The operations were sold on March 1, 2006.

(2)	In December 2006, the Company sold a group of legal entities that operated outpatient clinics. Cupertino Medical Center, P.C. was one of the legal entities sold.

(3)	In February 2007, the Company sold Medical Information Management Systems, LLC.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	June 30, 2007
	(unaudited)
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$20,185	$4,320	$1,105	$—		$25,610
Restricted cash	3,800	—	—	—		3,800
Accounts receivable, net	283	237,916	23,112	—		261,311
Current deferred tax asset	24,184	14,285	2,368	—		40,837
Other current assets	4,672	17,118	1,920	—		23,710

Total Current Assets	53,124	273,639	28,505	—		355,268

Property and equipment, net	8,891	417,868	33,468	—		460,227
Investment in affiliates	1,807,649	24,186	—	(1,831,835	)(a)	—
Goodwill	—	1,468,086	—	—		1,468,086
Other identifiable intangibles	—	97,237	—	—		97,237
Other assets	60,203	11,641	601	—		72,445

Total Assets	$1,929,867	$2,292,657	$62,574	$(1,831,835)		$2,453,263

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$19,023	$—	$—	$—		$19,023
Current portion of long-term debt and notes payable	6,921	1,318	—	—		8,239
Accounts payable	4,137	69,099	4,866	—		78,102
Intercompany accounts	94,432	(84,972)	(9,460)	—		—
Accrued payroll	974	63,493	186	—		64,653
Accrued vacation	3,105	29,527	2,571	—		35,203
Accrued interest	25,518	—	—	—		25,518
Accrued professional liability	25,356	—	—	—		25,356
Accrued restructuring	—	11,742	—	—		11,742
Accrued other	56,904	27,756	2,169	—		86,829
Income taxes payable	3,431	—	—	—		3,431
Due to third party payors	—	6,267	—	—		6,267

Total Current Liabilities	239,801	124,230	332	—		364,363

Long-term debt, net of current portion	1,031,395	341,225	28,498	—		1,401,118
Noncurrent deferred tax liability	1,092	22,611	2,627	—		26,330
Other non-current liabilities	24,648	—	—	—		24,648

Total Liabilities	1,296,936	488,066	31,457	—		1,816,459

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	—	3,873	—		3,873

Stockholders’ Equity:
Common stock	—	—	—	—		—
Capital in excess of par	472,542	—	—	—		472,542
Retained earnings	155,154	219,954	5,283	(225,237	)(b)	155,154
Subsidiary investment	—	1,584,637	21,961	(1,606,598	)(a)(b)	—
Accumulated other comprehensive income	5,235	—	—	—		5,235

Total Stockholders’ Equity	632,931	1,804,591	27,244	(1,831,835)		632,931

Total Liabilities and Stockholders’ Equity	$1,929,867	$2,292,657	$62,574	$(1,831,835)		$2,453,263

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended June 30, 2007
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(in thousands)
Net operating revenues	$1,516	$462,223	$42,745	$—		$506,484

Costs and expenses:
Cost of services	60	377,407	33,485	—		410,952
General and administrative	12,165	17	—	—		12,182
Bad debt expense	—	8,046	789	—		8,835
Depreciation and amortization	554	12,275	1,110	—		13,939

Total costs and expenses	12,779	397,745	35,384	—		445,908

Income (loss) from operations	(11,263)	64,478	7,361	—		60,576

Other income and expense:
Intercompany interest and royalty fees	(15,069)	14,964	105	—		—
Intercompany management fees	45,742	(44,120)	(1,622)	—		—
Other income	1,660	—	—	—		1,660
Interest income	443	426	—	—		869
Interest expense	(20,688)	(5,761)	(618)	—		(27,067)

Income before minority interests and income taxes	825	29,987	5,226	—		36,038

Minority interest in consolidated subsidiary companies	—	—	813	—		813

Income from continuing operations before income taxes	825	29,987	4,413	—		35,225

Income tax expense	2,014	11,542	632	—		14,188

Income (loss) from continuing operations	(1,189)	18,445	3,781	—		21,037

Equity in earnings of subsidiaries	22,226	1,178	—	(23,404	)(a)	—

Net income	$21,037	$19,623	$3,781	$(23,404)		$21,037

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2007
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(in thousands)
Net operating revenues	$1,557	$889,076	$82,680	$—		$973,313

Costs and expenses:
Cost of services	99	720,670	67,810	—		788,579
General and administrative	23,733	33	—	—		23,766
Bad debt expense	—	12,637	1,787	—		14,424
Depreciation and amortization	1,042	22,522	2,079	—		25,643

Total costs and expenses	24,874	755,862	71,676	—		852,412

Income (loss) from operations	(23,317)	133,214	11,004	—		120,901

Other income and expense:
Intercompany interest and royalty fees	(32,830)	32,570	260	—		—
Intercompany management fees	87,808	(84,966)	(2,842)	—		—
Other income	1,517	—	—	—		1,517
Interest income	1,168	630	—	—		1,798
Interest expense	(38,626)	(10,993)	(1,086)	—		(50,705)

Income (loss) before minority interests and income taxes	(4,280)	70,455	7,336	—		73,511

Minority interest in consolidated subsidiary companies	—	—	1,136	—		1,136

Income (loss) from continuing operations before income taxes	(4,280)	70,455	6,200	—		72,375

Income tax expense (benefit)	634	27,580	941	—		29,155

Income (loss) from continuing operations	(4,914)	42,875	5,259	—		43,220

Equity in earnings of subsidiaries	48,134	3,386	—	(51,520	)(a)	—

Net income	$43,220	$46,261	$5,259	$(51,520)		$43,220

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2007
	(unaudited)
	Select Medical		Non-
	Corporation	Subsidiary	Guarantor
	(Parent Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(in thousands)
Operating activities
Net income	$43,220	$46,261	$5,259	$(51,520	)(a)	$43,220
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,042	22,522	2,079	—		25,643
Provision for bad debts	—	12,637	1,787	—		14,424
Gain from disposal of assets and sale of business units	(1,123)	(1,650)	(264)	—		(3,037)
Non-cash income from interest rate swaps	(344)	—	—	—		(344)
Non-cash compensation expense	1,878	—	—	—		1,878
Minority interests	—	—	1,136	—		1,136
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(48,134)	(3,386)	—	51,520	(a)	—
Intercompany	(160,499)	163,819	(3,320)	—		—
Accounts receivable	(306)	(35,919)	(8,173)	—		(44,398)
Other current assets	(3,075)	2,136	(452)	—		(1,391)
Other assets	(3,845)	4,669	(59)	—		765
Accounts payable	254	3,327	(409)	—		3,172
Due to third-party payors	—	(6,578)	—	—		(6,578)
Accrued interest	248	(10)	—	—		238
Accrued expenses	(1,563)	11,540	684	—		10,661
Income and deferred taxes	26,310	—	—	—		26,310

Net cash provided by (used in) operating activities	(145,937)	219,368	(1,732)	—		71,699

Investing activities
Purchases of property and equipment	(1,920)	(86,163)	(1,749)	—		(89,832)
Proceeds from sale of business units	880	4,165	—	—		5,045
Sale of building	—	4,500	—	—		4,500
Changes in restricted cash	535	—	—	—		535
Acquisition of businesses, net of cash acquired	—	(214,099)	—	—		(214,099)

Net cash used in investing activities	(505)	(291,597)	(1,749)	—		(293,851)

Financing activities
Borrowings on revolving credit facility	165,000	—	—	—		165,000
Repayments on revolving credit facility	(85,000)	—	—	—		(85,000)
Credit facility term loan borrowing	100,000	—	—	—		100,000
Payments on credit facility term loan	(3,150)	—	—	—		(3,150)
Principal payments on seller and other debt	—	(291)	—	—		(291)
Proceeds from bank overdrafts	6,810	—	—	—		6,810
Dividends to Holdings	(16,409)	—	—	—		(16,409)
Intercompany debt reallocation	(68,093)	63,974	4,119	—		—
Equity investment by Holdings	224	—	—	—		224
Distributions to minority interests	—	—	(1,022)	—		(1,022)

Net cash provided by financing activities	99,382	63,683	3,097	—		166,162

Net decrease in cash and cash equivalents	(47,060)	(8,546)	(384)	—		(55,990)

Cash and cash equivalents at beginning of period	67,245	12,866	1,489	—		81,600

Cash and cash equivalents at end of period	$20,185	$4,320	$1,105	$—		$25,610

(a) Elimination of equity in earnings of Subsidiary.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended June 30, 2006
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(in thousands)
Net operating revenues	$318	$441,598	$40,225	$—		$482,141

Costs and expenses:
Cost of services	58	340,184	32,258	—		372,500
General and administrative	11,530	19	—	—		11,549
Bad debt expense	—	7,404	1,029	—		8,433
Depreciation and amortization	606	10,137	923	—		11,666

Total costs and expenses	12,194	357,744	34,210	—		404,148

Income (loss) from operations	(11,876)	83,854	6,015	—		77,993

Other income and expense:
Intercompany interest and royalty fees	(15,392)	15,325	67	—		—
Intercompany management fees	41,323	(40,273)	(1,050)	—		—
Other income	1,608	—	—	—		1,608
Interest income	188	9	—	—		197
Interest expense	(18,241)	(5,266)	(488)	—		(23,995)

Income (loss) before minority interests and income taxes	(2,390)	53,649	4,544	—		55,803

Minority interest in consolidated subsidiary companies	—	(31)	366	—		335

Income (loss) from continuing operations before income taxes	(2,390)	53,680	4,178	—		55,468

Income tax expense (benefit)	(316)	21,171	676	—		21,531

Income (loss) from continuing operations	(2,074)	32,509	3,502	—		33,937

Equity in earnings of subsidiaries	36,011	2,686	—	(38,697	)(a)	—

Net income	$33,937	$35,195	$3,502	$(38,697)		$33,937

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2006
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(in thousands)
Net operating revenues	$380	$882,079	$79,425	$—		$961,884

Costs and expenses:
Cost of services	116	692,258	65,323	—		757,697
General and administrative	23,711	38	—	—		23,749
Bad debt expense	—	12,710	723	—		13,433
Depreciation and amortization	1,210	19,688	1,663	—		22,561

Total costs and expenses	25,037	724,694	67,709	—		817,440

Income (loss) from operations	(24,657)	157,385	11,716	—		144,444

Other income and expense:
Intercompany interest and royalty fees	(29,210)	29,010	200	—		—
Intercompany management fees	81,505	(79,739)	(1,766)	—		—
Other income	4,042	—	—	—		4,042
Interest income	397	22	—	—		419
Interest expense	(37,214)	(10,182)	(871)	—		(48,267)

Income (loss) before minority interests and income taxes	(5,137)	96,496	9,279	—		100,638

Minority interest in consolidated subsidiary companies	—	—	726	—		726

Income (loss) from continuing operations before income taxes	(5,137)	96,496	8,553	—		99,912

Income tax expense (benefit)	(322)	40,087	861	—		40,626

Income (loss) from continuing operations	(4,815)	56,409	7,692	—		59,286

Income from discontinued operations, net of tax	9,068	—	950	—		10,018

Equity in earnings of subsidiaries	65,051	6,978	—	(72,029	)(a)	—

Net income	$69,304	$63,387	$8,642	$(72,029)		$69,304

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2006
	(unaudited)
	Select Medical		Non-
	Corporation	Subsidiary	Guarantor
	(Parent Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(in thousands)
Operating activities
Net income	$69,304	$63,387	$8,642	$(72,029	)(a)	$69,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,210	19,688	1,839	—		22,737
Provision for bad debts	—	12,710	810	—		13,520
Gain from sale of business	(13,950)	—	—	—		(13,950)
Non-cash income from interest rate swaps	(4,042)	—	—	—		(4,042)
Non-cash stock compensation expense	1,891	—	—	—		1,891
Minority interests	—	—	1,066	—		1,066
Loss (gain) on disposal of assets	(17)	246	30	—		259
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(65,051)	(6,978)	—	72,029	(a)	—
Intercompany	26,914	2,935	(29,849)	—		—
Accounts receivable	5,148	(34,962)	4,284	—		(25,530)
Other current assets	648	(1,792)	2,682	—		1,538
Other assets	(9,673)	11,126	1,155	—		2,608
Accounts payable	1,397	3,575	(3,750)	—		1,222
Due to third-party payors	(6,099)	(4,591)	8,077	—		(2,613)
Accrued interest	(24)	—	—	—		(24)
Accrued expenses	3,932	(14,158)	(1,521)	—		(11,747)
Income taxes	42,346	—	—	—		42,346

Net cash provided by (used in) operating activities	53,934	51,186	(6,535)	—		98,585

Investing activities
Purchases of property and equipment	(536)	(60,958)	(10,320)	—		(71,814)
Proceeds from sale of business	76,806	—	—	—		76,806
Earnout payments	—	(100)	—	—		(100)
Changes in restricted cash	798	—	—	—		798
Acquisition of businesses, net of cash acquired	—	(1,239)	(2,022)	—		(3,261)

Net cash provided by (used in) investing activities	77,068	(62,297)	(12,342)	—		2,429

Financing activities
Borrowings on revolving credit facility	151,000	—	—	—		151,000
Repayments on revolving credit facility	(236,000)	—	—	—		(236,000)
Payments on credit facility term loan	(2,900)	—	—	—		(2,900)
Dividends to Holdings	(15,811)	—	—	—		(15,811)
Intercompany debt reallocation	(16,669)	10,354	6,315	—		—
Principal payments on seller and other debt	—	(563)	(37)	—		(600)
Payment of bank overdrafts	(19,355)	—	—	—		(19,355)
Distributions to minority interests	—	—	(1,104)	—		(1,104)

Net cash provided by (used in) financing activities	(139,735)	9,791	5,174	—		(124,770)

Effect of exchange rate changes on cash and cash equivalents	35	—	—	—		35

Net decrease in cash and cash equivalents	(8,698)	(1,320)	(13,703)	—		(23,721)

Cash and cash equivalents at beginning of period	16,738	3,631	15,492	—		35,861

Cash and cash equivalents at end of period	$8,040	$2,311	$1,789	$—		$12,140

(a)	Elimination of equity in earnings of subsidiary.

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
Forward Looking Statements
     This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation and Select Medical Holdings Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:
•	additional changes in government reimbursement for our services may result in increased costs and have an adverse effect on our future net operating revenues and profitability, such as the regulations released by the Centers for Medicare & Medicaid Services, or CMS, on May 2, 2006 and May 1, 2007;

•	the failure of our long-term acute care hospitals, or LTCHs, to maintain their status as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals,” or HIHs, to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;

•	implementation of annual caps that limit the amounts that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability;

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	integration of recently acquired operations (such as the outpatient rehabilitation division of HealthSouth Corporation) and future acquisitions may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in our markets could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations; and

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities.

Overview
     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States. As of June 30, 2007, we operated 89 long-term acute care hospitals in 26 states, three acute medical rehabilitation hospitals which are certified by Medicare as inpatient rehabilitation facilities in New Jersey, and 1,106 outpatient rehabilitation clinics in 37 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $973.3 million for the six months ended June 30, 2007. Of this total, we earned approximately 72% of our net operating revenues from our specialty hospitals and approximately 28% from our outpatient rehabilitation business.
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
Recent Trends and Events
     Acquisition of HealthSouth Corporation’s Outpatient Rehabilitation Division
     On May 1, 2007, Select completed the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation. At the closing, Select acquired 540 outpatient rehabilitation clinics. The closing of the purchase of approximately 30 additional outpatient rehabilitation clinics has been deferred pending certain state regulatory approvals. Approximately $24.0 million of the approximately $245.0 million purchase price was withheld pending receipt of these approvals and the transfer of the remaining clinics. The purchase price was reduced by approximately $7.0 million at the closing and is subject to further adjustment based on the Division’s net working capital on the closing date. The acquisition was financed through a combination of borrowings under Select’s senior secured credit facility and cash.
     In conjunction with the acquisition, we have recorded an estimated liability of $11.9 million for restructuring costs associated with workforce reductions and lease termination costs resulting from our preliminary plans for integrating the acquired business. This estimated liability was accounted for as additional purchase price. The restructuring plan and liability will be finalized prior to December 31, 2007. We expect to pay the severance costs through 2008 and the lease termination costs through 2011.
     Amendment to Credit Agreement
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility (“Amendment No. 2”) and on March 28, 2007 Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increased the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxed certain financial covenants starting March 31, 2007 and waived Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provided to Select an incremental term loan of $100.0 million, the proceeds of which Select used to pay a portion of the purchase price for the HealthSouth transaction.

     Second Quarter Ended June 30, 2007
     For the three months ended June 30, 2007, our net operating revenues increased 5.0% to $506.5 million compared to $482.1 million for the three months ended June 30, 2006. This increase was attributable to the revenues generated by clinics acquired from HealthSouth on May 1, 2007, offset by a decline in both our specialty hospital net operating revenues and net operating revenues generated from outpatient rehabilitation clinics we owned prior to the HealthSouth transaction. The decline in our specialty hospital net operating revenues is primarily a result of a decline in our Medicare net operating revenues resulting from LTCH regulatory changes and the loss of net operating revenues resulting from hospital closures. This decline in specialty hospital Medicare net operating revenues was mitigated by an increase in our non-Medicare net operating revenues. The decline in our net operating revenues generated from outpatient rehabilitation clinics we owned prior to the HealthSouth transaction is due to a decline in the number of clinics we operate resulting from clinic sales and closures and the volume of visits occurring at the operating clinics. We realized income from operations for the three months ended June 30, 2007 of $60.6 million compared to $78.0 million for the three months ended June 30, 2006. The decline in income from operations is principally related to the LTCH regulatory changes and its effects on our net operating revenues. Holdings’ interest expense for the three months ended June 30, 2007 was $35.7 million compared to $32.6 million for the three months ended June 30, 2006. Select’s interest expense for the three months ended June 30, 2007 was $27.1 million compared to $24.0 million for the three months ended June 30, 2006. The increase in interest expense for both Holdings and Select is related to higher outstanding debt balances resulting primarily from the HealthSouth transaction and slightly higher interest rates under Select’s senior credit facility.
     For the six months ended June 30, 2007, our net operating revenues increased 1.2% to $973.3 million compared to $961.9 million for the six months ended June 30, 2006. This increase was attributable to the revenues generated by clinics acquired from HealthSouth on May 1, 2007, offset by a decline in both our specialty hospital net operating revenues and net operating revenues generated from outpatient rehabilitation clinics we owned prior to the HealthSouth transaction. The decline in our specialty hospital net operating revenues is primarily a result of a decline in our Medicare net operating revenues resulting from LTCH regulatory changes and the loss of net operating revenues resulting from hospital closures. This decline in specialty hospital Medicare net operating revenues was mitigated by an increase in our non-Medicare net operating revenues. The decline in our net operating revenues generated from outpatient rehabilitation clinics we owned prior to the HeathSouth transaction is due to a decline in the number of clinics we operate resulting from clinic sales and closures and the volume of visits occurring at the operating clinics. We had income from operations for the six months ended June 30, 2007 of $120.9 million compared to $144.4 million for the six months ended June 30, 2006. The decline in income from operations is principally related to the LTCH regulatory changes and its effects on our net operating revenues. Holdings’ interest expense for the six months ended June 30, 2007 was $68.0 million compared to $65.5 million for the six months ended June 30, 2006. Select’s interest expense for the six months ended June 30, 2007 was $50.7 million compared to $48.3 million for the six months ended June 30, 2006. The increase in interest expense for both Holdings and Select is related to higher outstanding debt balances resulting primarily from the HealthSouth transaction and slightly higher interest rates under Select’s senior credit facility.
     Cash flow from operations provided $55.3 million of cash for the six months ended June 30, 2007 for Holdings and $71.7 million of cash for the six months ended June 30, 2007 for Select.

Regulatory Changes
     August 2004 Final Rule. On August 11, 2004, CMS published final regulations applicable to long-term acute care hospitals that are operated as HIHs. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25%. For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all but two of our then existing HIHs, the Medicare admissions thresholds are phased-in over a four-year period starting with hospital cost reporting periods that began on or after October 1, 2004. For discharges during the cost reporting period that began on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold was the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%. For discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold is the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%. For discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharges by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital, but in no event is the Fiscal 2004 Percentage less than 25%.The HIH regulations also established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in “MSA-dominant hospitals” or HIHs located in rural areas.
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
     During the six months ended June 30, 2007, we recorded an additional liability of approximately $2.3 million related to estimated repayments to Medicare for host admissions exceeding an HIH hospital’s admission threshold. The liability has been recorded through a reduction in our net revenue.
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
     May 2006 Final Rule. On May 2, 2006, CMS released its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007 or “RY 2007”). For discharges occurring on or after July 1, 2006, the rule changed the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each SSO case. Payment for these patients had been based on the lesser of (1) 120 percent of the cost of the case; (2) 120 percent of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The May 2006 final rule modified the limitation in clause (1) above to reduce payment for SSO cases to 100 percent (rather than 120 percent) of the cost of the case. The final rule also added a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120 percent of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the LTC-DRG component will increase.

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
     CMS estimated that the changes in the May 2006 final rule would result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. We estimate that the May 2006 final rule reduced Medicare revenues associated with SSO cases and high-cost outlier cases to our long-term acute care hospitals by approximately $29.3 million for the 2006 rate year (July 1, 2006 to June 30, 2007). For the six months ended June 30, 2007, we estimate the reduction in Medicare payments for discharges affected by this rule change to approximate $15.3 million.
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
     August 2006 Final Rule. On August 18, 2006, CMS published the IPPS final rule for fiscal year 2007 which is the period from October 1, 2006 through September 30, 2007, which included an update of the LTC-DRG relative weights for fiscal year 2007. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 1.3 percent in fiscal year 2007. The August 2006 final rule also included changes to the diagnosis related groups in IPPS that apply to LTCHs, as the LTC-DRGs are based on the IPPS DRGs. CMS created twenty new DRGs and modified thirty-two others, including LTC-DRGs. Prior to the August 2006 final rule, certain HIHs that were in existence on or before September 30, 1995, and certain satellite facilities that were in existence on or before September 30, 1999, referred to as “grandfathered” HIHs or satellites, were not subject to certain HIH “separateness and control” requirements as long as the “grandfathered” HIHs or satellites continued to operate under the same terms and conditions, including the number of beds and square footage, in effect on September 30, 2003 (for grandfathered HIHs) or September 30, 1999 (for grandfathered satellites). These grandfathered HIHs were also not subject to the payment adjustments for discharged Medicare patients admitted from their host hospitals in excess of the specified percentage threshold, as discussed in the August 2004 rule above. The August 2006 final rule revised the regulations to provide grandfathered HIHs and satellites more flexibility in adjusting square footage upward or downward, or decreasing the number of beds without being subject to the “separateness and control” requirements and payment adjustment provisions. As of June 30, 2007, we operated two grandfathered LTCH HIHs.
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

     For cost reporting periods beginning on or after July 1, 2007, the final rule expands the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with a LTCH or satellite of an LTCH. Under the final rule, free-standing LTCHs and grandfathered LTCH HIHs are subject to the Medicare admission thresholds, as well as HIHs and satellites that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold will be reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital would not count toward the limit and would be paid under LTCH-PPS. CMS estimates the impact of the expansion of the Medicare admission thresholds will result in a reduction of 2.2% of the aggregate payments to all LTCHs in RY 2008.
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
     The expanded 25% rule will be phased in over a 3-year period, except that discharges admitted from hospitals co-located with a LTCH or a satellite of an LTCH will remain subject to the current transition period, which will be fully phased-in to the 25% rule for cost reporting periods beginning on or after October 1, 2007. For all other LTCH discharges admitted from a hospital (free-standing LTCHs and grandfathered LTCH HIHs), the 3-year transition period starts with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold will be the lesser of 75% or the percentage of the LTCH’s or LTCH satellite’s admissions discharged from the referring hospital during its cost reporting period beginning on or after July 1, 2004 and before July 1, 2005 (“RY 2005). For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold will be the lesser of 50% or the percentage of the LTCH’s or LTCH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, all LTCHs are subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA-dominant hospitals).
     The May 2007 final rule also revised the payment adjustment formula for short stay outlier (“SSO”) patients. Beginning with discharges on or after July 1, 2007, for cases with a length of stay that is less than the average length of stay plus one standard deviation for the same DRG under IPPS (the so-called “IPPS comparable threshold”), the rule effectively lowers the LTCH payment to a rate based on the general acute care hospital IPPS. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the current SSO payment policy. Cases with a covered length of stay less than or equal to the IPPS comparable threshold will be paid at an amount comparable to the IPPS per diem.
     The May 2007 final rule updated the standard Federal rate by 0.71% for RY 2008. As a result, the Federal rate for RY 2008 will equal $38,356.45, as compared to $38,086.04 for RY 2007. In a technical correction to the final rule CMS increased the fixed-loss amount for high cost outlier in RY 2008 to $20,738, compared to $14,887 in RY 2007. CMS projects an estimated 0.4% decrease in LTCH payments in RY 2008 due to this change in the fixed-loss amount.

     In a technical correction to the May 2007 final rule published on July 5, 2007, CMS estimated the overall impact of the May 2007 final rule to be a 1.2% decrease in total estimated LTCH PPS payments for RY 2008.
     The May 2007 final rule provides that beginning with the annual payment rate updates to the LTC-DRG classifications and relative weights for the fiscal year 2008 (“FY 2008”) (affecting discharges beginning on or after October 1, 2007 and before September 30, 2008) that annual updates to the LTC-DRG classification and relative weights are to have a budget neutral impact. Under the May 2007 final rule, future LTC-DRG reclassification and recalibrations, by themselves, should neither increase nor decrease the estimated aggregate LTCH PPS payments.
     The May 2007 final rule made several changes to LTCH-PPS payment methodologies that were implemented beginning on July 1, 2007. As a result of these changes, we performed a goodwill impairment assessment for our specialty hospital segment and determined that there was no impairment with respect to goodwill or other recorded intangible assets.
     August 2007 Final Rule. On August 1, 2007, CMS published the IPPS final rule for FY 2008, which creates a new patient classification system, with categories referred to as MS-DRGs and MS-LTC-DRGs, respectively, for hospitals reimbursed under IPPS and LTCH PPS. Beginning with discharges on or after October 1, 2007, the new classification categories take into account the severity of the patient’s condition. CMS assigned proposed relative weights to each MS-DRG and MS-LTC-DRG to reflect their relative use of medical care resources. We believe that, because of the proposed relative weights and length of stay assigned to the MS-LTC-DRGs for the patient populations served by our hospitals, our long-term acute care hospital payments may be adversely affected.
     The August 2007 final rule published a budget neutral update to the MS-LTC-DRG classification and relative weights. In the preamble to the IPPS final rule for FY 2008 CMS restated that it intends to continue to update the LTC-DRG weights annually in the IPPS rulemaking and those weights would be modified by a budget neutrality adjustment factor to ensure that estimated aggregate LTCH payments after reweighting are equal to estimated aggregate LTCH payments before reweighting.
Transition Plan
     In order to address the regulatory changes adopted in the August 2004 final rule with respect to HIH admissions, we have developed and are currently implementing a business plan and strategy in each of our markets to adapt to the HIH admission regulations. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. As a result of the additional regulatory changes regarding admissions to long-term acute care hospitals being implemented by the May 2007 Final Rule our plan will have to be revised. We are in the process of assessing the impact of the regulatory changes on these hospitals and developing business plans and strategies in these markets to adapt to the regulatory changes.
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

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Specialty hospital data(1):
Number of hospitals — start of period	101	92	101	96
Number of hospital start-ups	2	1	2	1
Number of hospitals closed	(1)	—	(1)	(1)
Number of hospitals consolidated	(2)	(1)	(2)	(4)

Number of hospitals — end of period	100	92	100	92

Available licensed beds	3,931	3,983	3,931	3,983
Admissions	10,154	9,666	20,637	20,082
Patient days	246,275	247,368	497,976	499,844
Average length of stay (days)	24	25	24	25
Net revenue per patient day(2)	$1,435	$1,370	$1,419	$1,374
Occupancy rate	69%	69%	71%	71%
Percent patient days — Medicare	73%	70%	73%	71%
Outpatient rehabilitation data (3):
Number of clinics owned — start of period	553	477	553	477
Number of clinics acquired	—	540	—	541
Number of clinic start-ups	4	1	5	5
Number of clinics closed/sold	(15)	(22)	(16)	(27)

Number of clinics owned — end of period	542	996	542	996
Number of clinics managed — end of period	68	110	68	110

Total number of clinics (all) — end of period	610	1,106	610	1,106

Number of visits	762,177	1,079,613	1,547,016	1,726,264
Net revenue per visit (4)	$94	$99	$93	$100

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.

(3)	Clinic data excludes clinics operated by CBIL. CBIL was sold March 1, 2006 and is being reported as discontinued operations for the six months ended June 30, 2006.

(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
     The following tables outline, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical
	Holdings		Select Medical
	Corporation		Corporation
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	77.3	81.1	77.3	81.1
General and administrative	2.4	2.4	2.4	2.4
Bad debt expense	1.7	1.7	1.7	1.7
Depreciation and amortization	2.4	2.8	2.4	2.8

Income from operations	16.2	12.0	16.2	12.0
Other income	—	—	0.3	0.3
Interest expense, net	(6.7)	(6.9)	(4.9)	(5.2)

Income from continuing operations before minority interests and income taxes	9.5	5.1	11.6	7.1
Minority interests	0.1	0.2	0.1	0.2

Income from continuing operations before income taxes	9.4	4.9	11.5	6.9
Income tax expense	3.7	2.1	4.5	2.8

Net income	5.7%	2.8%	7.0%	4.1%

	Select Medical
	Holdings		Select Medical
	Corporation		Corporation
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	78.8	81.0	78.8	81.0
General and administrative	2.5	2.4	2.5	2.4
Bad debt expense	1.4	1.5	1.4	1.5
Depreciation and amortization	2.3	2.6	2.3	2.6

Income from operations	15.0	12.5	15.0	12.5
Other income	—	0.1	0.4	0.2
Interest expense, net	(6.7)	(6.8)	(4.9)	(5.0)

Income from continuing operations before minority interests and income taxes	8.3	5.8	10.5	7.7
Minority interests	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	8.2	5.7	10.4	7.6
Income tax expense	3.4	2.4	4.2	3.0

Income from continuing operations	4.8	3.3	6.2	4.6
Income from discontinued operations, net of tax	1.0	—	1.0	—

Net income	5.8%	3.3%	7.2%	4.6%

     The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$360,772	$345,282	(4.3)%	$360,772	$345,282	(4.3)%
Outpatient rehabilitation	120,641	159,686	32.4	120,641	159,686	32.4
Other	728	1,516	108.2	728	1,516	108.2

Total company	$482,141	$506,484	5.0%	$482,141	$506,484	5.0%

Income (loss) from operations:
Specialty hospitals	$74,978	$51,614	(31.2)%	$74,978	$51,614	(31.2)%
Outpatient rehabilitation	15,200	20,350	33.9	15,200	20,350	33.9
Other	(12,185)	(11,388)	6.5	(12,185)	(11,388)	6.5

Total company	$77,993	$60,576	(22.3)%	$77,993	$60,576	(22.3)%

Adjusted EBITDA:(2)
Specialty hospitals	$82,673	$60,690	(26.6)%	$82,673	$60,690	(26.6)%
Outpatient rehabilitation	18,423	24,553	33.3	18,423	24,553	33.3
Other	(10,492)	(9,777)	6.8	(10,492)	(9,777)	6.8

Adjusted EBITDA margins:(2)
Specialty hospitals	22.9%	17.6%	(23.1)%	22.9%	17.6%	(23.1)%
Outpatient rehabilitation	15.3	15.4	0.7	15.3	15.4	0.7
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,755,128	$1,832,312		$1,755,128	$1,832,312
Outpatient rehabilitation	266,864	482,006		266,864	482,006
Other	118,213	143,522		113,380	138,945

Total company	$2,140,205	$2,457,840		$2,135,372	$2,453,263

Purchases of property and equipment, net:
Specialty hospitals	$31,825	$47,388		$31,825	$47,388
Outpatient rehabilitation	1,310	2,624		1,310	2,624
Other	293	1,721		293	1,721

Total company	$33,428	$51,733		$33,428	$51,733

	Select Medical Holdings Corporation			Select Medical Corporation
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$720,444	$699,510	(2.9)%	$720,444	$699,510	(2.9)%
Outpatient rehabilitation	239,931	272,066	13.4	239,931	272,066	13.4
Other	1,509	1,737	15.1	1,509	1,737	15.1

Total company	$961,884	$973,313	1.2%	$961,884	$973,313	1.2%

Income (loss) from operations:
Specialty hospitals	$142,867	$109,297	(23.5)%	$142,867	$109,297	(23.5)%
Outpatient rehabilitation	26,668	35,211	32.0	26,668	35,211	32.0
Other	(25,091)	(23,607)	5.9	(25,091)	(23,607)	5.9

Total company	$144,444	$120,901	(16.3)%	$144,444	$120,901	(16.3)%

Adjusted EBITDA:(2)
Specialty hospitals	$157,391	$126,721	(19.5)%	$157,391	$126,721	(19.5)%
Outpatient rehabilitation	33,183	42,171	27.1	33,183	42,171	27.1
Other	(21,678)	(20,470)	5.6	(21,678)	(20,470)	5.6

Adjusted EBITDA margins:(2)
Specialty hospitals	21.8%	18.1%	(17.0)%	21.8%	18.1%	(17.0)%
Outpatient rehabilitation	13.8	15.5	12.3	13.8	15.5	12.3
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,755,128	$1,832,312		$1,755,128	$1,832,312
Outpatient rehabilitation	266,864	482,006		266,864	482,006
Other	118,213	143,522		113,380	138,945

Total company	$2,140,205	$2,457,840		$2,135,372	$2,453,263

Purchases of property and equipment, net:
Specialty hospitals	$68,330	$83,267		$68,330	$83,267
Outpatient rehabilitation	2,951	4,645		2,951	4,645
Other	533	1,920		533	1,920

Total company	$71,814	$89,832		$71,814	$89,832

     The following tables reconcile same hospitals information:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$360,772	$345,282	$360,772	$345,282
Less: Specialty hospitals in development, opened or closed after 1/1/06	9,546	5,844	9,546	5,844

Specialty hospitals same store net operating revenue	$351,226	$339,438	$351,226	$339,438

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$82,673	$60,690	$82,673	$60,690
Less: Specialty hospitals in development, opened or closed after 1/1/06	(1,803)	(2,926)	(1,803)	(2,926)

Specialty hospitals same store Adjusted EBITDA(2)	$84,476	$63,616	$84,476	$63,616

All specialty hospitals Adjusted EBITDA margin(2)	22.9%	17.6%	22.9%	17.6%
Specialty hospitals same store Adjusted EBITDA margin(2)	24.1%	18.7%	24.1%	18.7%

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$720,444	$699,510	$720,444	$699,510
Less: Specialty hospitals in development, opened or closed after 1/1/06	21,440	10,104	21,440	10,104

Specialty hospitals same store net operating revenue	$699,004	$689,406	$699,004	$689,406

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$157,391	$126,721	$157,391	$126,721
Less: Specialty hospitals in development, opened or closed after 1/1/06	(794)	(5,946)	(794)	(5,946)

Specialty hospitals same store Adjusted EBITDA(2)	$158,185	$132,667	$158,185	$132,667

All specialty hospitals Adjusted EBITDA margin(2)	21.8%	18.1%	21.8%	18.1%
Specialty hospitals same store Adjusted EBITDA margin(2)	22.6%	19.2%	22.6%	19.2%

N/M — Not Meaningful.

(1)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, other income, income from discontinued operations, stock compensation expense, and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 7 to our interim unaudited consolidated financial statements for the period ended June 30, 2007 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     In the following discussion, we address the results of operations of Select and Holdings. With the exception of incremental interest expense and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, the discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations, minority interest and income from discontinued operations is identical for Holdings and Select.
     Net Operating Revenues
     Our net operating revenues increased by 5.0% to $506.5 million for the three months ended June 30, 2007 compared to $482.1 million for the three months ended June 30, 2006.
     Specialty Hospitals. Our specialty hospital net operating revenues decreased 4.3% to $345.3 million for the three months ended June 30, 2007 compared to $360.8 million for the three months ended June 30, 2006. The decline was primarily related to a decline in our Medicare operating revenues resulting from LTCH regulatory changes and the loss of net operating revenues resulting from hospital closures. Net operating revenues for the specialty hospitals opened as of January 1, 2006 and operated by us throughout both periods decreased 3.4% to $339.4 million for the three months ended June 30, 2007 from $351.2 million for the three months ended June 30, 2006. This decrease resulted from a decline in our Medicare rates due to the LTCH regulatory changes that reduced our Medicare payments by approximately $9.7 million. Our patient days for these same store hospitals increased 1.5%. This increase in patient days was due to an increase in non-Medicare volume. Our Medicare volume declined 2.9%.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 32.4% to $159.7 million for the three months ended June 30, 2007 compared to $120.6 million for the three months ended June 30, 2006. The number of patient visits in our outpatient rehabilitation clinics increased 41.6% for the three months ended June 30, 2007 to 1,079,613 visits, compared to 762,177 visits for the three months ended June 30, 2006. Substantially all of the increase in net operating revenues and patient visits was related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation, offset in part by a decrease in net operating revenues due to the sale of a group of clinics at the end of 2006. Net revenue per visit in our clinics was $99 for the three months ended June 30, 2007 compared to $94 for the three months ended June 30, 2006.
     Other. Our other revenues were $1.5 million for the three months ended June 30, 2007 compared to $0.7 million for the three months ended June 30, 2006.
     Operating Expenses
     Our operating expenses increased by 10.1% to $432.0 million for the three months ended June 30, 2007 compared to $392.5 million for the three months ended June 30, 2006. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. As a percentage of our net operating revenues, our operating expenses were 85.2% for the three months ended June 30, 2007 compared to 81.4% for the three months ended June 30, 2006. Cost of services as a percentage of operating revenues was 81.1% for the three months ended June 30, 2007 compared to 77.3% for the three months ended June 30, 2006. This increase in the relative percentage for cost of services is due to the decline in our specialty hospitals’ Medicare revenue and an increase in labor costs at our specialty hospitals. Another component of cost of services is facility rent expense, which was $25.0 million for the three months ended June 30, 2007 compared to $20.4 million for the three months ended June 30, 2006. The increase in rent expense was principally related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. During the same time period, general and administrative expense remained constant as a percentage of net operating revenues at 2.4% of net operating revenues. Our bad debt expense as a percentage of net operating revenues was 1.7% for both the three months ended June 30, 2007 and June 30, 2006.
     Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA for our specialty hospitals decreased by 26.6% to $60.7 million for the three months ended June 30, 2007 compared to $82.7 million for the three months ended June 30, 2006. Our Adjusted EBITDA margins decreased to 17.6% for the three months ended June 30, 2007 from 22.9% for the three months ended June 30, 2006. The hospitals opened as of January 1, 2006 and operated by us throughout both periods had Adjusted EBITDA of $63.6 million for the three months ended June 30, 2007, a decrease of $20.9 million or 24.7% over the Adjusted EBITDA of these hospitals for the three months ended June 30, 2006. Our Adjusted EBITDA margin in these same store hospitals decreased to 18.7% for the three months ended June 30, 2007 from 24.1% for the three months ended June 30, 2006. The decrease in our adjusted EBITDA is principally related to a $9.7 million decline in our Medicare net operating revenues resulting from LTCH regulatory changes that have reduced our payment rates for Medicare cases without any corresponding reduction in the costs to care for these Medicare cases and an increase in our labor costs. This decline in Medicare net operating revenues and corresponding decline in Adjusted EBITDA was offset in part by an increase in Adjusted EBITDA resulting from an increase in our non-Medicare patient days.
     Outpatient Rehabilitation. Adjusted EBITDA for our outpatient rehabilitation clinics increased by 33.3% to $24.6 million for the three months ended June 30, 2007 compared to $18.4 million for the three months ended June 30, 2006. Our Adjusted EBITDA margins increased to 15.4% for the three months ended June 30, 2007 from 15.3% for the three months ended June 30, 2006. The increase in Adjusted EBITDA was the result of Adjusted EBITDA contributed by the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and an increase in the net revenue per visit at our existing clinics, offset in part by a reduction due to the sale of a group of clinics at the end of 2006.

     Other. The Adjusted EBITDA loss was $9.8 million for the three months ended June 30, 2007 compared to an Adjusted EBITDA loss of $10.5 million for the three months ended June 30, 2006. This reduction in the Adjusted EBITDA loss was primarily the result of the increase in Net Operating Revenues — Other.
     Income from Operations
     For the three months ended June 30, 2007 we had income from operations of $60.6 million compared to $78.0 million for the three months ended June 30, 2006. The decrease in income from operations resulted from the Adjusted EBITDA changes described above and an increase in depreciation and amortization expense. The increase in depreciation and amortization expense resulted primarily from increased depreciation expense associated with free-standing hospitals we have placed in service and an increase in depreciation and amortization expense related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Interest Expense
     Select Medical Corporation. Interest expense was $27.1 million for the three months ended June 30, 2007 compared to $24.0 million for the three months ended June 30, 2006. The increase in interest expense is related to higher outstanding debt balances and slightly higher interest rates under Select’s senior credit facility. The increase in outstanding debt is principally related to the borrowings used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Select Medical Holdings Corporation. Interest expense was $35.7 million for the three months ended June 30, 2007 compared to $32.6 million for the three months ended June 30, 2006. The increase in interest expense is related to higher outstanding debt balances and slightly higher interest rates under Select’s senior credit facility. The increase in outstanding debt is principally related to the borrowings used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Minority Interests
     Minority interests in consolidated earnings was $0.8 million for the three months ended June 30, 2007 compared to $0.3 million for the three months ended June 30, 2006.
     Income Taxes
     Select Medical Corporation. We recorded income tax expense of $14.2 million for the three months ended June 30, 2007. The expense represented an effective tax rate of 40.3%. For the three months ended June 30, 2006 we recorded income tax expense of $21.5 million. This expense represented an effective tax rate of 38.8%. The increase in the effective rate resulted from the accrual of additional reserves and interest related to the Company’s uncertain tax positions.
     Select Medical Holdings Corporation. We recorded income tax expense of $10.6 million for the three months ended June 30, 2007. The expense represented an effective tax rate of 42.5%. For the three months ended June 30, 2006 we recorded income tax expense of $17.9 million. This expense represented an effective tax rate of 39.7%. The increase in the effective rate resulted from the accrual of additional reserves and interest related to the Company’s uncertain tax positions.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     In the following discussion, we address the results of operations of Select and Holdings. With the exception of incremental interest expense and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, the discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations, minority interest and income from discontinued operations is identical for Holdings and Select.
     Net Operating Revenues
     Our net operating revenues increased by 1.2% to $973.3 million for the six months ended June 30, 2007 compared to $961.9 million for the six months ended June 30, 2006.
     Specialty Hospitals. Our specialty hospital net operating revenues decreased 2.9% to $699.5 million for the six months ended June 30, 2007 compared to $720.4 million for the six months ended June 30, 2006. The decline was primarily related to a decline in our Medicare operating revenues resulting from LTCH regulatory changes and the loss of net operating revenues resulting from hospital closures. Net operating revenues for the specialty hospitals opened as of January 1, 2006 and operated by us throughout both periods decreased 1.4% to $689.4 million for the six months ended June 30, 2007 from $699.0 million for the six months ended June 30, 2006. This decrease resulted primarily from a decline in our Medicare rates due to the LTCH regulatory changes that reduced our Medicare payments by approximately $21.9 million offset, by an increase in our non-Medicare patient volume that generally have payment rates that exceed our Medicare rates. Our patient days for these same store hospitals increased 2.0%. This increase in patient days was due to an increase in non-Medicare volume. Our Medicare volume declined 1.3%.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 13.4% to $272.1 million for the six months ended June 30, 2007 compared to $239.9 million for the six months ended June 30, 2006. The number of patient visits in our outpatient rehabilitation clinics increased 11.6% for the six months ended June 30, 2007 to 1,726,264 visits, compared to 1,547,016 visits for the six months ended June 30, 2006. Substantially all of the increase in net operating revenues and patient visits was related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation, offset by a reduction due to the sale of a group of clinics at the end of 2006. Net revenue per visit in our clinics was $100 for the six months ended June 30, 2007 compared to $93 for the six months ended June 30, 2006.
     Other. Our other revenues were $1.7 million for the six months ended June 30, 2007 compared to $1.5 million for the six months ended June 30, 2006.
     Operating Expenses
     Our operating expenses increased by 4.0% to $826.8 million for the six months ended June 30, 2007 compared to $794.9 million for the six months ended June 30, 2006. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of the outpatient division of HealthSouth Corporation. As a percentage of our net operating revenues, our operating expenses were 84.9% for the six months ended June 30, 2007 compared to 82.7% for the six months ended June 30, 2006. Cost of services as a percentage of operating revenues was 81.0% for the six months ended June 30, 2007 compared to 78.8% for the six months ended June 30, 2006. This increase in the relative percentage for cost of services is due to the significant decline in our specialty hospital Medicare revenue and an increase in labor costs at our specialty hospitals. Another component of cost of services is facility rent expense, which was $45.2 million for the six months ended June

30, 2007 compared to $42.1 million for the six months ended June 30, 2006. The increase in rent expense is principally related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. During the same time period, general and administrative expense declined as a percentage of net operating revenues. General and administrative expenses were 2.4% of net operating revenues for the six months ended June 30, 2007 compared to 2.5% for the six months ended June 30, 2006. Our bad debt expense as a percentage of net operating revenues was 1.5% for the six months ended June 30, 2007 compared to 1.4% for the six months ended June 30, 2006.
     Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA for our specialty hospitals decreased by 19.5% to $126.7 million for the six months ended June 30, 2007 compared to $157.4 million for the six months ended June 30, 2006. Our Adjusted EBITDA margins decreased to 18.1% for the six months ended June 30, 2007 from 21.8% for the six months ended June 30, 2006. The hospitals opened as of January 1, 2006 and operated by us throughout both periods had Adjusted EBITDA of $132.7 million for the six months ended June 30, 2007, a decrease of $25.5 million or 16.1% over the Adjusted EBITDA of these hospitals for the six months ended June 30, 2006. Our Adjusted EBITDA margin in these same store hospitals decreased to 19.2% for the six months ended June 30, 2007 from 22.6% for the six months ended June 30, 2006. The decrease in our adjusted EBITDA is principally due to a $21.9 million decline in our Medicare net operating revenues resulting from LTCH regulatory changes that reduced our payment rates for Medicare cases without any corresponding reduction in the costs to care for those Medicare cases. This decline in Medicare net operating revenues and corresponding decline in Adjusted EBITDA was offset in part by an increase in Adjusted EBITDA resulting from an increase in our non-Medicare patient days.
     Outpatient Rehabilitation. Adjusted EBITDA for our outpatient rehabilitation clinics increased by 27.1% to $42.2 million for the six months ended June 30, 2007 compared to $33.2 million for the six months ended June 30, 2006. Our Adjusted EBITDA margins increased to 15.5% for the six months ended June 30, 2007 from 13.8% for the six months ended June 30, 2006. The increase in Adjusted EBITDA was the result of the Adjusted EBITDA contributed by the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and an increase in the net revenue per visit at our existing clinics, offset in part by a reduction due to the sale of a group of clinics at the end of 2006.
     Other. The Adjusted EBITDA loss was $20.5 million for the six months ended June 30, 2007 compared to an Adjusted EBITDA loss of $21.7 million for the six months ended June 30, 2006.
     Income from Operations
     For the six months ended June 30, 2007 we had income from operations of $120.9 million compared to $144.4 million for the six months ended June 30, 2006. The decrease in income from operations resulted from the Adjusted EBITDA changes described above and an increase in depreciation and amortization expense. The increase in depreciation and amortization expense resulted primarily from increased depreciation expense associated with free-standing hospitals we have placed in service and an increase in depreciation and amortization expense related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.

     Interest Expense
     Select Medical Corporation. Interest expense was $50.7 million for the six months ended June 30, 2007 compared to $48.3 million for the six months ended June 30, 2006. The increase in interest expense is related to higher outstanding debt balances and slightly higher interest rates under Select’s senior credit facility. The increase in outstanding debt is principally related to borrowings used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Select Medical Holdings Corporation. Interest expense was $68.0 million for the six months ended June 30, 2007 compared to $65.5 million for the six months ended June 30, 2006. The increase in interest expense is related to higher outstanding debt balances and slightly higher interest rates under Select’s senior credit facility. The increase in outstanding debt is principally related to borrowings used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Minority Interests
     Minority interests in consolidated earnings was $1.1 million for the six months ended June 30, 2007 compared to $0.7 million for the six months ended June 30, 2006.
     Income Taxes
     Select Medical Corporation. We recorded income tax expense of $29.2 million for the six months ended June 30, 2007. The expense represented an effective tax rate of 40.3%. For the six months ended June 30, 2006 we recorded income tax expense of $40.6 million. This expense represented an effective tax rate of 40.7%.
     Select Medical Holdings Corporation. We recorded income tax expense of $23.0 million for the six months ended June 30, 2007. The expense represented an effective tax rate of 42.0%. For the six months ended June 30, 2006 we recorded income tax expense of $33.2 million. This expense represented an effective tax rate of 42.2%.
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

Liquidity and Capital Resources
The following table summarizes the statement of cash flows of Holdings and Select for the six months ended June 30, 2006 and 2007:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Cash flows provided by operating activities	$82,774	$55,304	$98,585	$71,699
Cash flows provided by (used in) investing activities	2,429	(293,851)	2,429	(293,851)
Cash flows provided by (used in) financing activities	(108,959)	182,557	(124,770)	166,162
Effect of exchange rate changes on cash and cash equivalents	35	—	35	—

Net decrease in cash and cash equivalents	(23,721)	(55,990)	(23,721)	(55,990)
Cash and cash equivalents at beginning of period	35,861	81,600	35,861	81,600

Cash and cash equivalents at end of period	$12,140	$25,610	$12,140	$25,610

     Operating activities of Holdings provided $55.3 million and $82.8 million of cash flow for the six months ended June 30, 2007 and June 30, 2006. Our days sales outstanding increased to 45 days at June 30, 2007, from 41 days at December 31, 2006. The increase in days sales outstanding is primarily related to the timing of the periodic interim payments we received from Medicare for the services provided at our specialty hospitals. The decline in cash flows provided by operating activities is a result of the decline in our operating performance described above.
     The operating cash flow of Select exceeds the operating cash flow of Holdings by $16.4 million for the six months ended June 30, 2007 and by $15.8 million for the six months ended June 30, 2006. The difference primarily relates to interest payments related to Holdings senior subordinated notes and senior floating rate notes.
     Investing activities used $293.9 million of cash flow for the six months ended June 30, 2007. Investing activities provided $2.4 million of cash flow for the six months ended June 30, 2006. The primary use of cash was for building improvements and equipment purchases of $89.8 million and acquisition payments of $214.1 million for the acquisition of HealthSouth’s outpatient rehabilitation division, offset in part by aggregate proceeds of $9.5 million from a sale of business units and a building. The primary source of cash in the six months ended June 30, 2006 was from the sale of CBIL, which generated cash proceeds of $76.8 million, which was offset by cash disbursements of $71.8 million for building improvements and equipment purchases and acquisition payments of $3.3 million which primarily related to the repurchase of minority interests.
     Financing activities of Holdings provided $182.6 million of cash flow for the six months ended June 30, 2007. The primary source of cash related to proceeds from bank overdrafts of $6.8 million and by borrowings on Select’s senior credit facility net of repayments of $176.9 million and offset by distributions to minority interests of $1.0 million. The primary purpose of the borrowings under Select’s senior credit facility was to fund the acquisition of HealthSouth’s outpatient rehabilitation division. Financing activities of Holdings used $109.0 million of cash for the six months ended June 30, 2006. The cash usage resulted primarily from principal repayments on Select’s senior credit facility of $87.9 million and repayment of bank overdrafts of $19.4 million.
     Cash flows used in financing activities of Holdings exceeded the financing cash flows of Select by $16.4 million for the six months ended June 30, 2007 and by $15.8 million for the six months ended June 30, 2006. The difference relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its senior subordinated notes and its senior floating rate notes.
     Capital Resources
     Holdings’ had a net working capital deficit of $4.0 million at June 30, 2007 compared to a working capital surplus of $27.9 million at December 31, 2006. Select’s net working capital deficit was $9.1 million at June 30, 2007 compared to a working capital surplus of $39.4 million at December 31, 2006. The difference between Holdings’ and Select’s net working capital is related to the timing of the interest payments on Holdings 10% senior subordinated notes and its senior floating rate notes and the funding of these interest payments by Select through a dividend to Holdings.
     On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility, and on March 28, 2007, Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increased the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxed certain financial covenants starting March 31, 2007 and waived Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provided to us an incremental term loan of $100.0 million, the proceeds of which we used to pay a portion of the purchase price for the HealthSouth transaction.
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
     The interest rates per annum applicable to loans, other than swingline loans, under Select’s senior secured credit facility are, at its option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for borrowings under our revolving loans is subject to change based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage for revolving loans will increase from (1) 1.00% to 1.25% for alternate base rate loans and (2) 2.00% to 2.25% for adjusted LIBOR loans upon the delivery of these financial statements to JPMorgan Chase Bank, N.A. as administrative agent to Select’s senior secured credit facility. The applicable margin percentages for the term loans after giving effect to the incremental facility amendment, are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans.
     On June 13, 2005, Select entered into a five year interest rate swap transaction with an effective date of August 22, 2005. On March 8, 2007, Select entered into an additional interest rate swap transaction for three years with an effective date of May 22, 2007. The swaps are being designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The underlying variable rate debt is $400.0 million.
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
     On September 29, 2005, Holdings sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The senior floating rate notes are general unsecured obligations of Holdings and are not guaranteed by Select or any of our subsidiaries. In connection with the issuance of the senior floating rate notes, we entered into an interest rate swap transaction. The notional amount of the interest rate swap is $175.0 million. The variable interest rate of the debt was 11.1 % and the fixed rate after the swap was 10.2% at June 30, 2007. The net proceeds of the issuance of the senior floating rate notes, together with cash was used to reduce the amount of our preferred stock, to make a payment to participants in our long-term incentive plan and to pay related fees and expenses.
     We believe internally generated cash flows and borrowings of revolving loans under Select’s senior secured credit facility will be sufficient to finance operations for at least the next twelve months.
     In order to address the regulatory changes adopted in the August 2004 final rule with respect to HIH admissions, we have developed and are currently implementing a business plan and strategy in each of our markets to adapt to the HIH admission regulations. Our transition plan includes managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. As a result of the additional regulatory changes regarding admissions to long-term acute care hospitals being implemented by the May 2007 Final Rule our plan will have to be revised. We are in the process of assessing the impact of the regulatory changes on these hospitals and developing business plans and strategies in these markets to adapt to the regulatory changes.
     During the six months ended June 30, 2007, we relocated nine of our HIH hospitals into two new free standing buildings and four new HIH hospitals. Additionally, we closed one HIH hospital during the six months ended June 30, 2007.
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
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) Issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 permits all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, “Fair Value Measurements.” An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company’s financial statements.
     In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect that the adoption of the provisions of SFAS No. 157 will materially impact its consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of June 30, 2007, Select had $666.7 million in term loans outstanding under its senior secured credit facility, which bear interest at variable rates. On June 13, 2005, Select entered into a five year interest rate swap transaction with an effective date of August 22, 2005. On March 8, 2007, Select entered into an additional interest rate swap transaction for three years with an effective date of May 22, 2007. Select entered into the swap transactions to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swaps are $400.0 million, the underlying variable rate debt is associated with the senior secured credit facility. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.5 million change in annual interest expense on the term loans.
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, failure to disclose alleged improper revenue practices, and the issuance of false and misleading statements about the financial outlook of Select. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. We believe that the allegations in the amended complaint are without merit and intend to vigorously defend against this action. In April 2006, the Court granted in part and denied in part Select’s and the individual officers’ preliminary motion to dismiss the amended complaint. In February 2007, the Court vacated in part its previous decision on the Company’s and the individual officers’ motion to dismiss and dismissed plaintiffs’ claims regarding Select’s alleged improper revenue practices. The Plaintiffs have asked the court to reconsider this ruling and in June 2007 the court denied the plaintiffs’ request. Select and the individual officers have answered the amended complaint and the case is in the discovery and class certification phase. We do not believe this claim will have a material adverse effect on our financial position or results of operations. However, due to the uncertain nature of such litigation, we cannot predict the outcome of this matter.
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
     Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against Select has been filed in the United States District Court for the District of Nevada, but because the action is still under seal, we do not know the details of the allegations or the relief sought. As is required by law, the federal government is conducting an investigation of matters alleged by this complaint. We have received subpoenas for patient records and other documents apparently related to the federal government’s investigation. We believe that this investigation involves the billing practices of certain of its subsidiaries that provide outpatient services to beneficiaries of Medicare and other federal health care programs. The three relators in this qui tam lawsuit are two former employees of our Las Vegas, Nevada subsidiary who were terminated by Select in 2001 and a former employee of our Florida subsidiary who we asked to resign. Select sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds, and our lawsuit has been transferred to the federal court in Las Vegas. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against the Company, we cannot provide assurance that the government will not intervene in the Nevada qui tam case or any other existing or future qui tam lawsuit against us. We have been told by the government that the judge presiding over the Nevada qui tam denied the government’s request for a further extension of the intervention deadline, that the government does not intend to intervene in the case at this time, and that the Nevada qui tam case would soon be unsealed. We do not know whether the government will intervene in the case at a later date. We also do not know whether the relators will pursue the qui tam lawsuit independently. While litigation is inherently uncertain, we believe, based on our prior experiences with qui tam cases and the limited information currently available to us, that this qui tam action will not have a material adverse effect on us.
ITEM 1A. RISK FACTORS.
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006, as updated in our Quarterly Report on Form 10-Q for the three months ended March 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The exhibits to this report are listed in the Exhibit Index appearing on page 53 hereof.
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

Dated: August 13, 2007

SELECT MEDICAL HOLDINGS CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: August 13, 2007

EXHIBIT INDEX

Exhibit	Description

2.1	Letter Agreement between HealthSouth Corporation and Select Medical Corporation dated May 1, 2007, incorporated by reference to the Form 8-K filed by Select Medical Corporation on May 7, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.