Form 10-Q
period 2007-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2007-11-13
CIK 1320414, 1035688

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended September 30, 2007

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
YES ☐      NO ☑
          As of October 31, 2007, Select Medical Holdings Corporation had outstanding 205,166,072 shares of common stock.
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
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2006	2007	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$81,600	$10,103	$81,600	$10,103
Restricted cash	4,335	886	4,335	886
Accounts receivable, net of allowance for doubtful accounts of $55,306 and $57,683 in 2006 and 2007, respectively	199,927	257,318	199,927	257,318
Current deferred tax asset	42,613	38,760	42,613	38,760
Prepaid income taxes	—	6,019	—	6,019
Other current assets	16,762	22,872	16,762	22,872

Total Current Assets	345,237	335,958	345,237	335,958

Property and equipment, net	356,336	479,833	356,336	479,833
Goodwill	1,323,572	1,475,530	1,323,572	1,475,530
Other identifiable intangibles	79,230	95,532	79,230	95,532
Other assets held for sale	4,855	3,447	4,855	3,447
Other assets	73,294	67,940	68,412	63,521

Total Assets	$2,182,524	$2,458,240	$2,177,642	$2,453,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Bank overdrafts	$12,213	$18,911	$12,213	$18,911
Current portion of long-term debt and notes payable	6,209	7,616	6,209	7,616
Accounts payable	72,597	81,488	72,597	81,488
Accrued payroll	55,084	67,068	55,084	67,068
Accrued vacation	27,360	33,398	27,360	33,398
Accrued interest	36,759	16,072	25,270	12,956
Accrued professional liability	24,979	26,272	24,979	26,272
Accrued restructuring	225	20,713	225	20,713
Accrued other	67,084	71,150	67,084	71,150
Income taxes payable	1,937	—	1,937	—
Due to third party payors	12,886	10,791	12,886	10,791

Total Current Liabilities	317,333	353,479	305,844	350,363

Long-term debt, net of current portion	1,532,294	1,728,033	1,224,509	1,419,271
Non-current deferred tax liability	32,075	24,675	30,721	24,275
Other non-current liabilities	—	22,857	—	22,857

Total Liabilities	1,881,702	2,129,044	1,561,074	1,816,766

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	2,566	4,897	2,566	4,897
Preferred stock — Authorized shares (liquidation preference is $467,395 and $485,081 in 2006 and 2007, respectively)	467,395	485,081	—	—

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 250,000,000 shares authorized, 204,904,000 shares and 205,165,000 shares issued and outstanding in 2006 and 2007, respectively	205	205	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	—	—
Capital in excess of par	(295,256)	(292,186)	464,283	475,575
Retained earnings	121,024	130,077	146,774	156,008
Accumulated other comprehensive income	4,888	1,122	2,945	575

Total Stockholders’ Equity	(169,139)	(160,782)	614,002	632,158

Total Liabilities and Stockholders’ Equity	$2,182,524	$2,458,240	$2,177,642	$2,453,821

The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended September 30,		For the Quarter Ended September 30,
	2006	2007	2006	2007
Net operating revenues	$443,872	$500,385	$443,872	$500,385

Costs and expenses:
Cost of services	362,070	429,831	362,070	429,831
General and administrative	9,762	12,081	9,762	12,081
Bad debt expense	5,333	10,782	5,333	10,782
Depreciation and amortization	12,394	16,399	12,394	16,399

Total costs and expenses	389,559	469,093	389,559	469,093

Income from operations	54,313	31,292	54,313	31,292

Other income and expense:
Other expense	—	(1,372)	(3,124)	(4,065)
Interest income	319	158	319	158
Interest expense	(33,002)	(35,678)	(24,348)	(27,093)

Income (loss) from operations before minority interests and income taxes	21,630	(5,600)	27,160	292

Minority interest in consolidated subsidiary companies	369	237	369	237

Income (loss) from operations before income taxes	21,261	(5,837)	26,791	55

Income tax expense (benefit)	8,717	(2,731)	10,652	(669)

Net income (loss)	$12,544	$(3,106)	$16,139	$724

The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Net operating revenues	$1,405,756	$1,473,698	$1,405,756	$1,473,698

Costs and expenses:
Cost of services	1,119,767	1,218,410	1,119,767	1,218,410
General and administrative	33,511	35,847	33,511	35,847
Bad debt expense	18,766	25,206	18,766	25,206
Depreciation and amortization	34,955	42,042	34,955	42,042

Total costs and expenses	1,206,999	1,321,505	1,206,999	1,321,505

Income from operations	198,757	152,193	198,757	152,193

Other income and expense:
Other income (expense)	—	(199)	918	(2,548)
Interest income	738	1,956	738	1,956
Interest expense	(98,525)	(103,630)	(72,615)	(77,798)

Income from continuing operations before minority interests and income taxes	100,970	50,320	127,798	73,803

Minority interest in consolidated subsidiary companies	1,095	1,373	1,095	1,373

Income from continuing operations before income taxes	99,875	48,947	126,703	72,430

Income tax expense	41,889	20,267	51,278	28,486

Income from continuing operations	57,986	28,680	75,425	43,944

Income from discontinued operations, net of tax (Includes pre-tax gain of $13,950)	10,018	—	10,018	—

Net income	$68,004	$28,680	$85,443	$43,944

The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income

Balance at December 31, 2006	204,904	$205	$(295,256)	$121,024	$4,888
Net income				28,680		$28,680
Unrealized loss on interest rate swap, net of tax					(3,766)	(3,766)

Total comprehensive income						$24,914

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see Note 8)				(1,931)
Vesting of restricted stock			2,791
Issuance of restricted stock	200		200
Exercise of stock options	64		64
Stock option expense			18
Repurchase of common shares	(3)		(3)
Accretion of dividends on preferred stock				(17,696)

Balance at September 30, 2007	205,165	$205	$(292,186)	$130,077	$1,122

Select Medical Corporation
Consolidated Statement of Changes in Stockholder’s Equity and Comprehensive Income
(unaudited)
(in thousands)

					Accumulated
	Common	Common	Capital in		Other
	Stock	Stock Par	Excess of	Retained	Comprehensive	Comprehensive
	Issued	Value	Par	Earnings	Income	Income

Balance at December 31, 2006	—	$—	$464,283	$146,774	$2,945
Net income				43,944		$43,944
Unrealized loss on interest rate swap, net of tax					(2,370)	(2,370)

Total comprehensive income						$41,574

Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 - see Note 8)				(1,931)
Dividends to Holdings				(32,779)
Federal tax benefit of losses contributed by Holdings			8,219
Additional investment by Holdings			264
Contribution related to restricted stock and stock option award issuances by Holdings			2,809

Balance at September 30, 2007	—	$—	$475,575	$156,008	$575

The accompanying notes are an integral part of this statement.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2007	2006	2007
Operating activities
Net income	$68,004	$28,680	$85,443	$43,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,131	42,042	35,131	42,042
Provision for bad debts	18,853	25,206	18,853	25,206
Gain from disposal of assets and sale of business units	(12,532)	(963)	(12,532)	(963)
Non-cash loss (income) from interest rate swaps	—	—	(918)	2,350
Non-cash stock compensation expense	2,837	2,809	2,837	2,809
Amortization of debt discount	868	977	—	—
Minority interests	1,435	1,373	1,435	1,373
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(10,811)	(53,332)	(10,811)	(53,332)
Other current assets	2,494	435	2,494	435
Other assets	3,591	(547)	3,539	(1,011)
Accounts payable	4,300	6,558	4,300	6,558
Due to third-party payors	(3,169)	(2,095)	(3,169)	(2,095)
Accrued interest	(20,021)	(20,687)	(12,526)	(12,314)
Accrued expenses	(9,991)	12,678	(9,991)	12,678
Income and deferred taxes	24,177	11,886	33,562	20,105

Net cash provided by operating activities	105,166	55,020	137,647	87,785

Investing activities
Purchases of property and equipment	(112,132)	(127,897)	(112,132)	(127,897)
Earnout payments	(100)	—	(100)	—
Proceeds from sale of business units	76,806	7,877	76,806	7,877
Sale of building	—	4,500	—	4,500
Changes in restricted cash	1,098	3,449	1,098	3,449
Acquisition of businesses, net of cash acquired	(3,261)	(213,974)	(3,261)	(213,974)

Net cash used in investing activities	(37,589)	(326,045)	(37,589)	(326,045)

Financing activities
Borrowings on revolving credit facility	210,000	324,000	210,000	324,000
Payments on revolving credit facility	(290,000)	(224,000)	(290,000)	(224,000)
Credit facility term loan borrowing	—	100,000	—	100,000
Payments on credit facility term loan	(4,350)	(4,850)	(4,350)	(4,850)
Principal payments on seller and other debt	(614)	(1,062)	(614)	(1,062)
Proceeds from (repayment of) bank overdrafts	(11,824)	6,698	(11,824)	6,698
Dividends to Holdings	—	—	(32,522)	(32,779)
Repurchase of common and preferred stock	(41)	(14)	—	—
Proceeds from issuance of restricted stock	—	200	—	—
Exercise of stock options	—	64	—	—
Equity investment by Holdings	—	—	—	264
Distributions to minority interests	(1,604)	(1,508)	(1,604)	(1,508)

Net cash provided by (used in) financing activities	(98,433)	199,528	(130,914)	166,763

Effect of exchange rate changes on cash and cash equivalents	35	—	35	—

Net decrease in cash and cash equivalents	(30,821)	(71,497)	(30,821)	(71,497)

Cash and cash equivalents at beginning of period	35,861	81,600	35,861	81,600

Cash and cash equivalents at end of period	$5,040	$10,103	$5,040	$10,103

Supplemental Cash Flow Information
Cash paid for interest	$114,504	$120,140	$81,139	$87,379
Cash paid for taxes	$21,840	$8,460	$21,840	$8,460
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
     The unaudited condensed consolidated financial statements of the Company as of September 30, 2007 and for the three and nine month periods ended September 30, 2006 and 2007 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments necessary for a fair statement of the financial position, results and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007.
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
3. Acquisition
     On May 1, 2007, Select completed the acquisition of substantially all of the outpatient rehabilitation division (the “Division”) of HealthSouth Corporation. At the closing, Select acquired 540 outpatient rehabilitation clinics. The closing of the purchase of approximately 30 additional outpatient rehabilitation clinics that was deferred pending certain state regulatory approvals was completed as of October 31, 2007 and resulted in the release of an additional $23.4 million of the purchase price. The aggregate purchase price of $245.0 million was reduced by approximately $7.0 million at closing for assumed indebtedness and other unresolved matters. The amount of the consideration was derived through arm’s length negotiations. Select funded the acquisition through borrowings under its senior credit facility and cash on hand.
     The results of operations of the Division have been included in the Company’s consolidated financial statements since May 1, 2007. The Company has included the operations of the Division in its outpatient rehabilitation segment.
     The purchase price was allocated to tangible and identifiable intangible assets and liabilities based upon preliminary estimates of fair value, with the remainder allocated to goodwill. The Company is in the process of completing a formal valuation analysis to identify and determine the fair values of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from preliminary estimates used at September 30, 2007. The Company expects to finalize the allocation of the purchase price prior to December 31, 2007. In accordance with the provisions of SFAS No. 142, no amortization of goodwill has been recorded.

     The preliminary purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$213,893

Fair value of net tangible assets acquired:
Accounts receivable	31,498
Other current assets	4,366
Property and equipment	39,478
Other assets	820
Current liabilities	(13,731)
Long-term debt	(972)

Net tangible assets acquired	61,459
Non-compete, 5-year	20,000
Restructuring reserve	(22,101)
Goodwill	154,535

$213,893

     Unaudited pro forma net revenue and net income for the three and nine months ended September 30, 2007 and 2006 for Select and Holdings as if the acquisition occurred as of January 1, 2006 and January 1, 2007 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)
Net revenue	$513,605	$500,385	$1,626,791	$1,567,319
Net income (loss):
Select Medical Corporation	$16,208	$724	$88,295	$46,063
Select Medical Holdings Corporation	$12,635	$(3,106)	$70,932	$30,842

4. Intangible Assets
     The Company’s intangible assets consist of the following:

	As of September 30, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets:
Contract therapy relationships	$20,456	$(10,569)
Non-compete agreements	40,809	(11,275)

Total	$61,265	$(21,844)

Indefinite-lived intangible assets:
Goodwill	$1,475,530
Trademarks	47,857
Certificates of need	6,550
Accreditations	1,704

Total	$1,531,641

     Amortization expense for the Company’s intangible assets with finite lives follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)
Amortization expense	$1,953	$2,952	$5,858	$7,524
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

2007	$10,477
2008	11,811
2009	11,811
2010	7,227
2011	4,286
2012	1,333

The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2007 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2006	$1,227,533	$96,039	$1,323,572
Goodwill acquired during year	423	154,535	154,958
Goodwill allocated to sale of business	—	(3,000)	(3,000)

Balance as of September 30, 2007	$1,227,956	$247,574	$1,475,530

     On May 1, 2007, the Centers for Medicare & Medicaid Services, or CMS, published its annual payment rate update for the 2008 LTCH-PPS rate year (“RY 2008”) (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). The May 2007 final rule made several changes to LTCH-PPS payment methodologies that were implemented on July 1, 2007. Compliance with the May 2007 final rule may have an adverse effect on the Company’s future net operating revenues and profitability. As a result of these changes, the Company performed a goodwill impairment assessment for its specialty hospital segment in the second quarter of 2007 which indicated that there was no impairment with respect to goodwill or other recorded intangible assets.
5. Restructuring Reserves
     In connection with the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation (see Footnote 3), the Company has recorded a preliminary estimate of $22.1 million for business restructuring which has been accounted for as additional purchase price. The Company expects to finalize the restructuring plan and reserve prior to December 31, 2007. This reserve primarily included costs associated with workforce reductions and lease termination costs in accordance with the Company’s restructuring plan.
     The following summarizes the Company’s restructuring reserve:

	Lease
	Termination
	Costs	Severance	Total
	(in thousands)
December 31, 2006	$225	$—	$225
2007 acquisition restructuring reserve	16,673	5,428	22,101
Amounts paid	(798)	(815)	(1,613)

September 30, 2007	$16,100	$4,613	$20,713

     The Company expects to pay out the remaining lease termination costs through 2017 and severance costs through 2008.

6. Accumulated Other Comprehensive Income
Holdings
     Accumulated other comprehensive income consists of a gain on interest rate swaps of $4.9 million, (net of tax of $3.4 million) at December 31, 2006 and $1.1 million (net of tax of $0.8 million) at September 30, 2007.
Select
     Accumulated other comprehensive income consists of a gain on interest rate swaps of $2.9 million (net of tax of $2.0 million) at December 31, 2006 and $0.6 million (net of tax of $0.4 million) at September 30, 2007.
7. Segment Information
     The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The all other category primarily includes the Company’s general and administrative services. The Company evaluates performance of the segments and determines resource allocation based on Adjusted EBITDA. The Company defines Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, other expense (income), income from discontinued operations, stock compensation expense, and minority interest.
     The following tables summarize selected financial data for the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2007. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended September 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$329,324	$114,043	$505	$443,872
Adjusted EBITDA	60,812	15,737	(8,896)	67,653
Total assets:
Select Medical Corporation	1,773,586	254,865	97,645	2,126,096
Select Medical Holdings Corporation	1,773,586	254,865	102,610	2,131,061
Capital expenditures	38,671	876	771	40,318

	Three Months Ended September 30, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$334,023	$166,290	$72	$500,385
Adjusted EBITDA	41,646	18,099	(11,123)	48,622
Total assets:
Select Medical Corporation	1,853,728	483,386	116,707	2,453,821
Select Medical Holdings Corporation	1,853,728	483,386	121,126	2,458,240
Capital expenditures	32,077	5,010	978	38,065

	Nine Months Ended September 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$1,049,768	$353,974	$2,014	$1,405,756
Adjusted EBITDA	218,203	48,920	(30,574)	236,549
Total assets:
Select Medical Corporation	1,773,586	254,865	97,645	2,126,096
Select Medical Holdings Corporation	1,773,586	254,865	102,610	2,131,061
Capital expenditures	107,001	3,827	1,304	112,132

	Nine Months Ended September 30, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$1,033,533	$438,356	$1,809	$1,473,698
Adjusted EBITDA	168,367	60,270	(31,593)	197,044
Total assets:
Select Medical Corporation	1,853,728	483,386	116,707	2,453,821
Select Medical Holdings Corporation	1,853,728	483,386	121,126	2,458,240
Capital expenditures	115,344	9,655	2,898	127,897

     A reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes is as follows:

	Three Months Ended September 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other

Adjusted EBITDA	$60,812	$15,737	$(8,896)
Depreciation and amortization	8,388	3,244	762
Stock compensation expense	—	—	946

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation

Income (loss) from operations	$52,424	$12,493	$(10,604)	$54,313	$54,313
Other expense				—	(3,124)
Interest expense, net				(32,683)	(24,029)
Minority interest				(369)	(369)

Income from continuing operations before income taxes				$21,261	$26,791

	Three Months Ended September 30, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other

Adjusted EBITDA	$41,646	$18,099	$(11,123)
Depreciation and amortization	9,916	5,757	726
Stock compensation expense	—	—	931

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation

Income (loss) from operations	$31,730	$12,342	$(12,780)	$31,292	$31,292
Other expense				(1,372)	(4,065)
Interest expense, net				(35,520)	(26,935)
Minority interest				(237)	(237)

Income (loss) from continuing operations before income taxes				$(5,837)	$55

	Nine Months Ended September 30, 2006
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other

Adjusted EBITDA	$218,203	$48,920	$(30,574)
Depreciation and amortization	22,912	9,759	2,284
Stock compensation expense	—	—	2,837

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation

Income (loss) from operations	$195,291	$39,161	$(35,695)	$198,757	$198,757
Other income				—	918
Interest expense, net				(97,787)	(71,877)
Minority interest				(1,095)	(1,095)

Income from continuing operations before income taxes				$99,875	$126,703

	Nine Months Ended September 30, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other

Adjusted EBITDA	$168,367	$60,270	$(31,593)
Depreciation and amortization	27,340	12,717	1,985
Stock compensation expense	—	—	2,809

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation

Income (loss) from operations	$141,027	$47,553	$(36,387)	$152,193	$152,193
Other expense				(199)	(2,548)
Interest expense, net				(101,674)	(75,842)
Minority interest				(1,373)	(1,373)

Income from continuing operations before income taxes				$48,947	$72,430

8. Income Tax
     The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. Upon adoption, the Company recognized a $6.0 million increase to reserves for uncertain tax positions and a $4.1 million increase to deferred tax assets with a net adjustment to the beginning balance of retained earnings of $1.9 million. Including the cumulative effect of the increases in reserves and deferred tax assets, at the beginning of 2007, the Company had approximately $18.3 million of unrecognized tax benefits. Of this total, $6.0 million (net of the federal benefit on state items) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The remaining amount would not affect the effective income tax rate and would be accounted for as a reduction in goodwill if recognized. During the nine months ended September 30, 2007, there were no material increases or decreases in unrecognized tax benefits and the Company does not anticipate any material increases or decreases over the next twelve months.
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
     The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized $1.3 million of accrued interest upon adoption of FIN No. 48 on January 1, 2007 which is included as a component of the $6.0 million increase to the reserve noted above. The Company recorded additional accrued interest of $0.5 million during the nine months ended September 30, 2007.
9. Discontinued Operations
     On March 1, 2006, the Company sold all of the issued and outstanding shares of its wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million (US$79.0 million). CBIL operated 109 outpatient rehabilitation clinics in seven Canadian provinces. The Company operated all of its Canadian activity through CBIL. CBIL’s operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the nine months ended September 30, 2006.

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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice, and Select as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for Select’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, failure to disclose improper revenue practices and the issuance of false and misleading statements about the financial outlook of Select. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend against this action. In April 2006, the Court granted in part and denied in part Select and the individual officers’ preliminary motion to dismiss the amended complaint. In February 2007, the Court vacated in part its previous decision on Select’s and the individual officers’ motion to dismiss and dismissed Plaintiffs’ claims regarding Select’s alleged improper revenue practices. The Plaintiffs asked the court to reconsider this ruling, and in June 2007, the court denied the Plaintiffs’ request. Select and the individual officers have answered the amended complaint. On October 25, 2007, the court certified a class of investors who purchased Select stock between July 29, 2003 and May 11, 2004, inclusive. The court appointed class representatives and class counsel. Discovery is ongoing. The Company does not believe this claim will have a material adverse effect on its financial position, cash flows or results of operations. However, due to the uncertain nature of such litigation, the Company cannot predict the outcome of this matter.

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business, which include malpractice claims covered under insurance policies. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on the financial position, cash flows or results of operations of the Company.
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
     Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against Select was filed on June 10, 2003 in the United States District Court for the District of Nevada. The action was originally under seal, during which time the federal government was conducting an investigation of matters alleged by this complaint, as is required by law. The Company received subpoenas for patient records and other documents, and other follow-up requests, apparently related to the federal government’s investigation. In July 2007, the federal government declined to intervene in the case, but stated that it would continue its investigation. In August 2007, the judge ordered the complaint to be unsealed and served upon the defendants by the relators. All other previous filings in this matter remain under seal. To date, Select has not been served with the complaint by the relators. However, because the complaint is no longer under seal it is available to the public. The complaint confirms the three relators in this qui tam lawsuit are two former employees of the Company’s Las Vegas, Nevada subsidiary who were terminated by Select in 2001 and a former employee of the Company’s Florida subsidiary who Select asked to resign. The complaint names, as defendants, Select Medical Corporation, Sports Therapy Arthritis Rehabilitation, Inc. (STAR), and Sports and Orthopedic Rehabilitation Services of Florida (SORS). The complaint includes three counts alleging violations of the federal False Claims Act, conspiracy to violate the False Claims Act, and wrongful discharge of one of the relators. Specifically, the complaint alleges that: SORS used unlicensed personnel to provide therapy services to Medicare patients and did not follow the Medicare billing rules for group therapy; Select and STAR billed Medicare patients for services beyond the Medicare approved amount, over-billed Medicare for therapy services, and resubmitted denied Medicare claims; and Select used billing numbers on Medicare claims belonging to therapists no longer employed by Select, waived co-pays from patients without commercial insurance, and granted discounts to patients who paid cash which were not reported on the clinics’ books. Select sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds. The Company’s lawsuit has been transferred to the federal court in Las Vegas where it could be consolidated with the qui tam lawsuit. The former Las Vegas employees’ counterclaims against the Company in the Company’s lawsuit have been dismissed. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against Select, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case at a later date or any other existing or future qui tam lawsuit against the Company. The Company does not know whether the relators will pursue the qui tam lawsuit independently. While litigation is inherently uncertain, the Company believes, based on the limited information currently available to the Company, that the Nevada qui tam action will not have a material adverse effect on the Company’s financial position, cash flows or results of operations.

Construction Commitments
     At September 30, 2007, the Company has outstanding commitments under construction contracts related to improvements and renovations at the Company’s long-term acute care properties and inpatient rehabilitation facilities totaling approximately $16.2 million.
11. Financing Events
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
12. Subsequent Event
     On October 2, 2007, Select signed a merger agreement to acquire the business of CORA Health Services, Inc. (“CORA”) for approximately $46.0 million in cash. On November 12, 2007, the parties entered into an agreement mutually terminating the merger agreement.

13.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 7 5/8% Senior Subordinated Notes
     Select’s 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
     Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2006 and 2007.
     The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
     The following table sets forth the Non-Guarantor Subsidiaries:

Caritas Rehab Services, LLC
Canadian Back Institute Limited and its subsidiaries (1)
Cupertino Medical Center, P.C. (2)
Elizabethtown Physical Therapy
Jeff Ayres, PT Therapy Center, Inc.
Jeffersontown Physical Therapy, LLC
Kentucky Orthopedic Rehabilitation, LLC
Kessler Core PT, OT and Speech Therapy at New York, LLC
Langhorne, P.C.
Lester OSM, P.C.
Louisville Physical Therapy, P.S.C.
Medical Information Management Systems, LLC (3)
Metropolitan West Physical Therapy and Sports Medicine Services Inc.
MKJ Physical Therapy, Inc.
New York Physician Services, P.C.
North Andover Physical Therapy, Inc.
OccuMed East, P.C.
Ohio Occupational Health, P.C., Inc.
Partners in Physical Therapy, PLLC
Penn State Hershey Rehabilitation, LLC
Philadelphia Occupational Health, P.C.
Rehabilitation Physician Services, P.C.
Robinson & Associates, P.C.
Select Physical Therapy of Las Vegas Limited Partnership
Select Specialty Hospital — Central Pennsylvania, L.P.
Select Specialty Hospital — Evansville, LLC
Select Specialty Hospital — Houston, L.P.
Select Specialty Hospital — Gulf Coast, Inc.
Sprint Physical Therapy, P.C.
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

(1)	The operating results have been classified as discontinued operations and cash flows have been included with continuing operations for the nine months ended September 30, 2006. The operations were sold on March 1, 2006.

(2)	In December 2006, the Company sold a group of legal entities that operated outpatient clinics. Cupertino Medical Center, P.C. was one of the legal entities sold.

(3)	In February 2007, the Company sold Medical Information Management Systems, LLC.

Select Medical Corporation
Condensed Consolidating Balance Sheet
September 30, 2007
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$5,079	$4,079	$945	$—		$10,103
Restricted cash	886	—	—	—		886
Accounts receivable, net	292	245,204	11,822	—		257,318
Prepaid income taxes	6,019	—	—	—		6,019
Current deferred tax asset	23,516	12,793	2,451	—		38,760
Other current assets	4,037	16,790	2,045	—		22,872

Total Current Assets	39,829	278,866	17,263	—		335,958

Property and equipment, net	9,115	436,782	33,936	—		479,833
Investment in affiliates	2,009,120	41,210	—	(2,050,330	) (a)(b)	—
Goodwill	—	1,475,530	—	—		1,475,530
Other identifiable intangibles	—	95,532	—	—		95,532
Other assets held for sale	—	3,447	—	—		3,447
Other assets	51,090	10,234	2,197	—		63,521

Total Assets	$2,109,154	$2,341,601	$53,396	$(2,050,330)		$2,453,821

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$18,911	$—	$—	$—		$18,911
Current portion of long-term debt and notes payable	6,920	686	10	—		7,616
Accounts payable	1,921	73,094	6,473	—		81,488
Intercompany accounts	312,631	(284,028)	(28,603)	—		—
Accrued payroll	1,531	65,432	105	—		67,068
Accrued vacation	2,951	27,986	2,461	—		33,398
Accrued interest	12,948	8	—	—		12,956
Accrued professional liability	26,272	—	—	—		26,272
Accrued restructuring	—	20,713	—	—		20,713
Accrued other	41,392	27,195	2,563	—		71,150
Due to third party payors	—	20,196	(9,405)	—		10,791

Total Current Liabilities	425,477	(48,718)	(26,396)	—		350,363

Long-term debt, net of current portion	1,030,101	360,535	28,635	—		1,419,271
Noncurrent deferred tax liability	(1,439)	23,051	2,663	—		24,275
Other non-current liabilities	22,857	—	—	—		22,857

Total Liabilities	1,476,996	334,868	4,902	—		1,816,766

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	—	4,897	—		4,897

Stockholders’ Equity:
Common stock	—	—	—	—		—
Capital in excess of par	475,575	—	—	—		475,575
Retained earnings	156,008	275,538	23,201	(298,739	) (b)	156,008
Subsidiary investment	—	1,731,195	20,396	(1,751,591	) (a)	—
Accumulated other comprehensive income	575	—	—	—		575

Total Stockholders’ Equity	632,158	2,006,733	43,597	(2,050,330)		632,158

Total Liabilities and Stockholders’ Equity	$2,109,154	$2,341,601	$53,396	$(2,050,330)		$2,453,821

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2007
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$72	$455,300	$45,013	$—		$500,385

Costs and expenses:
Cost of services	45	389,818	39,968	—		429,831
General and administrative	11,959	122	—	—		12,081
Bad debt expense	—	9,857	925	—		10,782
Depreciation and amortization	619	14,619	1,161	—		16,399

Total costs and expenses	12,623	414,416	42,054	—		469,093

Income (loss) from operations	(12,551)	40,884	2,959	—		31,292

Other income and expense:
Intercompany interest and royalty fees	(13,995)	13,903	92	—		—
Intercompany management fees	45,432	(43,731)	(1,701)	—		—
Other income (expense)	(5,445)	1,380	—	—		(4,065)
Interest income	144	14	—	—		158
Interest expense	(20,533)	(5,994)	(566)	—		(27,093)

Income (loss) before minority interests and income taxes	(6,948)	6,456	784	—		292

Minority interest in consolidated subsidiary companies	—	—	237	—		237

Income (loss) before income taxes	(6,948)	6,456	547	—		55

Income tax benefit	(347)	(163)	(159)	—		(669)

Income (loss)	(6,601)	6,619	706	—		724

Equity in earnings of subsidiaries	7,325	1,377	—	(8,702	) (a)	—

Net income	$724	$7,996	$706	$(8,702)		$724

(a)	Elimination of equity in net income from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2007
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$1,629	$1,344,376	$127,693	$—		$1,473,698

Costs and expenses:
Cost of services	144	1,110,488	107,778	—		1,218,410
General and administrative	35,692	155	—	—		35,847
Bad debt expense	—	22,494	2,712	—		25,206
Depreciation and amortization	1,661	37,141	3,240	—		42,042

Total costs and expenses	37,497	1,170,278	113,730	—		1,321,505

Income (loss) from operations	(35,868)	174,098	13,963	—		152,193

Other income and expense:
Intercompany interest and royalty fees	(46,825)	46,473	352	—		—
Intercompany management fees	133,240	(128,697)	(4,543)	—		—
Other income (expense)	(3,928)	1,380	—	—		(2,548)
Interest income	1,312	644	—	—		1,956
Interest expense	(59,159)	(16,987)	(1,652)	—		(77,798)

Income (loss) before minority interests and income taxes	(11,228)	76,911	8,120	—		73,803

Minority interest in consolidated subsidiary companies	—	—	1,373	—		1,373

Income (loss) before income taxes	(11,228)	76,911	6,747	—		72,430

Income tax expense	287	27,417	782	—		28,486

Income (loss)	(11,515)	49,494	5,965	—		43,944

Equity in earnings of subsidiaries	55,459	4,763	—	(60,222	) (a)	—

Net income	$43,944	$54,257	$5,965	$(60,222)		$43,944

(a)	Elimination of equity in net income from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(unaudited)

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$43,944	$54,257	$5,965	$(60,222	) (a)	$43,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,661	37,141	3,240	—		42,042
Provision for bad debts	—	22,494	2,712	—		25,206
Loss (gain) from disposal of assets and sale of business units	(1,123)	476	(316)	—		(963)
Non-cash loss from interest rate swaps	2,350	—	—	—		2,350
Non-cash compensation expense	2,809	—	—	—		2,809
Minority interests	—	—	1,373	—		1,373
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(55,459)	$(4,763)	—	60,222	(a)	—
Intercompany	(150,751)	157,064	(6,313)	—		—
Accounts receivable	(315)	(55,209)	2,192	—		(53,332)
Other current assets	(2,440)	3,452	(577)	—		435
Other assets	5,268	(4,624)	(1,655)	—		(1,011)
Accounts payable	(1,962)	7,322	1,198	—		6,558
Due to third-party payors	—	7,310	(9,405)	—		(2,095)
Accrued interest	(12,322)	8	—	—		(12,314)
Accrued expenses	744	11,047	887	—		12,678
Income and deferred taxes	20,105	—	—	—		20,105

Net cash provided by (used in) operating activities	(147,491)	235,975	(699)	—		87,785

Investing activities
Purchases of property and equipment	(3,102)	(122,216)	(2,579)	—		(127,897)
Proceeds from sale of business units	2,332	5,545	—	—		7,877
Sale of building	—	4,500	—	—		4,500
Changes in restricted cash	3,449	—	—	—		3,449
Acquisition of businesses, net of cash acquired	—	(213,974)	—	—		(213,974)

Net cash provided by (used in) investing activities	2,679	(326,145)	(2,579)	—		(326,045)

Financing activities
Borrowings on revolving credit facility	324,000	—	—	—		324,000
Payments on revolving credit facility	(224,000)	—	—	—		(224,000)
Credit facility term loan borrowing	100,000	—	—	—		100,000
Payments on credit facility term loan	(4,850)	—	—	—		(4,850)
Principal payments on seller and other debt	—	(1,062)	—	—		(1,062)
Proceeds from bank overdrafts	6,698	—	—	—		6,698
Dividends to Holdings	(32,779)	—	—	—		(32,779)
Intercompany debt reallocation	(86,687)	82,445	4,242	—		—
Equity investment by Holdings	264	—	—	—		264
Distributions to minority interests	—	—	(1,508)	—		(1,508)

Net cash provided by financing activities	82,646	81,383	2,734	—		166,763

Net decrease in cash and cash equivalents	(62,166)	(8,787)	(544)	—		(71,497)

Cash and cash equivalents at beginning of period	67,245	12,866	1,489	—		81,600

Cash and cash equivalents at end of period	$5,079	$4,079	$945	$—		$10,103

(a)	Elimination of equity in earnings of subsidiary.

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2006
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$67,245	$12,866	$1,489	$—		$81,600
Restricted cash	4,335	—	—	—		4,335
Accounts receivable, net	(23)	182,861	17,089	—		199,927
Current deferred tax asset	24,438	16,018	2,157	—		42,613
Other current assets	1,597	13,697	1,468	—		16,762

Total Current Assets	97,592	225,442	22,203	—		345,237

Property and equipment, net	10,979	315,141	30,216	—		356,336
Investment in affiliates	1,968,074	32,150	—	(2,000,224	) (a)(b)	—
Goodwill	—	1,323,572	—	—		1,323,572
Other identifiable intangibles	—	79,230	—	—		79,230
Other assets held for sale	—	4,855	—	—		4,855
Other assets	56,358	11,512	542	—		68,412

Total Assets	$2,133,003	$1,991,902	$52,961	$(2,000,224)		$2,177,642

Liabilities and Stockholders’ Equity
Current Liabilities:
Bank overdrafts	$12,213	$—	$—	$—		$12,213
Current portion of long-term debt and notes payable	5,921	288	—	—		6,209
Accounts payable	3,883	63,439	5,275	—		72,597
Intercompany accounts	489,795	(471,284)	(18,511)	—		—
Accrued payroll	730	54,098	256	—		55,084
Accrued vacation	2,902	22,292	2,166	—		27,360
Accrued interest	25,270	—	—	—		25,270
Accrued professional liability	24,979	—	—	—		24,979
Accrued restructuring	—	225	—	—		225
Accrued other	42,791	22,473	1,820	—		67,084
Due to third party payors	—	12,523	363	—		12,886
Income taxes payable	(17,235)	20,202	(1,030)	—		1,937

Total Current Liabilities	591,249	(275,744)	(9,661)	—		305,844

Long-term debt, net of current portion	922,638	277,492	24,379	—		1,224,509
Noncurrent deferred tax liability	5,114	23,265	2,342	—		30,721

Total Liabilities	1,519,001	25,013	17,060	—		1,561,074

Commitments and Contingencies

Minority interest in consolidated subsidiary companies	—	—	2,566	—		2,566

Stockholders’ Equity:
Common stock	—	—	—	—		—
Capital in excess of par	464,283	—	—	—		464,283
Retained earnings	146,774	221,281	17,323	(238,604	) (b)	146,774
Subsidiary investment	—	1,745,608	16,012	(1,761,620	) (a)	—
Accumulated other comprehensive income	2,945	—	—	—		2,945

Total Stockholders’ Equity	614,002	1,966,889	33,335	(2,000,224)		614,002

Total Liabilities and Stockholders’ Equity	$2,133,003	$1,991,902	$52,961	$(2,000,224)		$2,177,642

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2006
(unaudited)

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Net operating revenues	$94	$406,272	$37,506	$—		$443,872

Costs and expenses:
Cost of services	58	329,975	32,037	—		362,070
General and administrative	9,631	131	—	—		9,762
Bad debt expense	—	5,026	307	—		5,333
Depreciation and amortization	631	11,000	763	—		12,394

Total costs and expenses	10,320	346,132	33,107	—		389,559

Income (loss) from operations	(10,226)	60,140	4,399	—		54,313

Other income and expense:
Intercompany interest and royalty fees	(17,298)	17,202	96	—		—
Intercompany management fees	42,518	(41,113)	(1,405)	—		—
Other expense	(3,124)	—	—	—		(3,124)
Interest income	303	16	—	—		319
Interest expense	(18,126)	(5,998)	(224)	—		(24,348)

Income (loss) before minority interests and income taxes	(5,953)	30,247	2,866	—		27,160

Minority interest in consolidated subsidiary companies	—	—	369	—		369

Income (loss) from continuing operations before income taxes	(5,953)	30,247	2,497	—		26,791

Income tax expense	58	10,487	107	—		10,652

Income (loss) from continuing operations	(6,011)	19,760	2,390	—		16,139

Equity in earnings of subsidiaries	22,150	2,719	—	(24,869	) (a)	—

Net income	$16,139	$22,479	$2,390	$(24,869)		$16,139

(a)	Elimination of equity in net income from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2006
(unaudited)

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Net operating revenues	$474	$1,288,351	$116,931	$—		$1,405,756

Costs and expenses:
Cost of services	174	1,022,233	97,360	—		1,119,767
General and administrative	33,342	169	—	—		33,511
Bad debt expense	—	17,736	1,030	—		18,766
Depreciation and amortization	1,841	30,688	2,426	—		34,955

Total costs and expenses	35,357	1,070,826	100,816	—		1,206,999

Income (loss) from operations	(34,883)	217,525	16,115	—		198,757

Other income and expense:
Intercompany interest and royalty fees	(46,508)	46,212	296	—		—
Intercompany management fees	124,023	(120,852)	(3,171)	—		—
Other income	918	—	—	—		918
Interest income	700	38	—	—		738
Interest expense	(55,340)	(16,180)	(1,095)	—		(72,615)

Income (loss) before minority interests and income taxes	(11,090)	126,743	12,145	—		127,798

Minority interest in consolidated subsidiary companies	—	—	1,095	—		1,095

Income (loss) from continuing operations before income taxes	(11,090)	126,743	11,050	—		126,703

Income tax expense (benefit)	(264)	50,574	968	—		51,278

Income (loss) from continuing operations	(10,826)	76,169	10,082	—		75,425

Income from discontinued operations, net of tax	9,068	—	950	—		10,018

Equity in earnings of subsidiaries	87,201	9,697	—	(96,898	) (a)	—

Net income	$85,443	$85,866	$11,032	$(96,898)		$85,443

(a)	Elimination of equity in net income from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006
(unaudited)

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(in thousands)
Operating activities
Net income	$85,443	$85,866	$11,032	$(96,898	) (a)	$85,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,841	30,688	2,602	—		35,131
Provision for bad debts	—	17,736	1,117	—		18,853
Gain from sale of business	(13,950)	—	—	—		(13,950)
Non cash income from hedge	(918)	—	—	—		(918)
Non-cash compensation expense	2,837	—	—	—		2,837
Minority interests	—	—	1,435	—		1,435
Loss on disposal of assets	232	1,132	54	—		1,418
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(87,201)	(9,697)	—	96,898	(a)	—
Intercompany	41,724	(6,275)	(35,449)	—		—
Accounts receivable	264	(15,596)	4,521	—		(10,811)
Other current assets	761	(1,456)	3,189	—		2,494
Other assets	(1,037)	3,312	1,264	—		3,539
Accounts payable	1,458	6,810	(3,968)	—		4,300
Due to third-party payors	(6,099)	(5,423)	8,353	—		(3,169)
Accrued interest	(12,526)	—	—	—		(12,526)
Accrued expenses	3,522	(12,206)	(1,307)	—		(9,991)
Income taxes	33,562	—	—	—		33,562

Net cash provided by (used in) operating activities	49,913	94,891	(7,157)	—		137,647

Investing activities
Purchases of property and equipment	(1,094)	(98,879)	(12,159)	—		(112,132)
Proceeds from sale of business	76,806	—	—	—		76,806
Earnout payments	—	(100)	—	—		(100)
Restricted cash	1,098	—	—	—		1,098
Acquisition of businesses, net of cash acquired	—	(1,239)	(2,022)	—		(3,261)

Net cash provided by (used in) investing activities	76,810	(100,218)	(14,181)	—		(37,589)

Financing activities
Borrowings on revolving credit facility	210,000	—	—	—		210,000
Payments on revolving credit facility	(290,000)	—	—	—		(290,000)
Payments on credit facility term loan	(4,350)	—	—	—		(4,350)
Dividends to Holdings	(32,522)	—	—	—		(32,522)
Intercompany debt reallocation	(14,049)	5,309	8,740	—		—
Principal payments on seller and other debt	—	(577)	(37)	—		(614)
Payment of bank overdrafts	(11,824)	—	—	—		(11,824)
Distributions to minority interests	—	—	(1,604)	—		(1,604)

Net cash provided by (used in) financing activities	(142,745)	4,732	7,099	—		(130,914)

Effect of exchange rate changes on cash and cash equivalents	35	—	—	—		35

Net decrease in cash and cash equivalents	(15,987)	(595)	(14,239)	—		(30,821)

Cash and cash equivalents at beginning of period	16,738	3,631	15,492	—		35,861

Cash and cash equivalents at end of period	$751	$3,036	$1,253	$—		$5,040

(a)	Elimination of equity in earnings of subsidiary.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Overview
     We are a leading operator of specialty hospitals in the United States. We are also a leading operator of outpatient rehabilitation clinics in the United States. As of September 30, 2007, we operated 87 long-term acute care hospitals and four acute medical rehabilitation hospitals in 26 states and 1,021 outpatient rehabilitation clinics in 37 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
     We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $1,473.7 million for the nine months ended September 30, 2007. Of this total, we earned approximately 70% of our net operating revenues from our specialty hospitals and approximately 30% from our outpatient rehabilitation business.
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
Recent Trends and Events
     Acquisition of CORA Health Services, Inc.
     On October 2, 2007, Select signed a merger agreement to acquire the business of CORA Health Services, Inc. (“CORA”) for approximately $46.0 million in cash. On November 12, 2007, the parties entered into an agreement mutually terminating the merger agreement.
     Acquisition of HealthSouth Corporation’s Outpatient Rehabilitation Division
     On May 1, 2007, Select completed the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation. At the closing, Select acquired 540 outpatient rehabilitation clinics. The closing of the purchase of approximately 30 additional outpatient rehabilitation clinics that was deferred pending certain state regulatory approvals was completed as of October 31, 2007 and resulted in the release of an additional $23.4 million of the purchase price. The aggregate purchase price of $245.0 million was reduced by approximately $7.0 million at closing for assumed indebtedness and other unresolved matters. The amount of the consideration was derived through arm’s length negotiations. Select funded the acquisition through borrowings under its senior credit facility and cash on hand.
     In conjunction with the acquisition, we have recorded an estimated liability of $22.1 million for restructuring costs associated with workforce reductions and lease termination costs resulting from our preliminary plans for integrating the acquired business. This estimated liability was accounted for as additional purchase price. The restructuring plan and liability will be finalized prior to December 31, 2007. We expect to pay the severance costs through 2008 and the lease termination costs through 2017.
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
     Overview of Third Quarter Ended September 30, 2007
     For the three months ended September 30, 2007, our net operating revenues increased 12.7% to $500.4 million compared to $443.9 million for the three months ended September 30, 2006. This increase was primarily attributable to the revenues generated by clinics acquired from HealthSouth on May 1, 2007. We realized income from operations for the three months ended September 30, 2007 of $31.3 million compared to $54.3 million for the three months ended September 30, 2006. The decline in income from operations is principally related to a decline in the profitability of our specialty hospitals and an increase in our general and administration costs. Holdings’ interest expense for the three months ended September 30, 2007 was $35.7 million compared to $33.0 million for the three months ended September 30, 2006. Select’s interest expense for the three months ended September 30, 2007 was $27.1 million compared to $24.3 million for the three months ended September 30, 2006. The increase in interest expense for both Holdings and Select is related to higher outstanding debt balances resulting primarily from the HealthSouth transaction and slightly higher interest rates under Select’s senior credit facility.
     For the nine months ended September 30, 2007, our net operating revenues increased 4.8% to $1,473.7 million compared to $1,405.8 million for the nine months ended September 30, 2006. This increase was attributable to the revenues generated by clinics acquired from HealthSouth on May 1, 2007, offset by a decline in both our specialty hospital net operating revenues and net operating revenues generated from outpatient rehabilitation clinics we owned prior to the HealthSouth transaction. The decline in our specialty hospital net operating revenues is primarily a result of lost net operating revenues resulting from hospital closures. The decline in our net operating revenues generated from outpatient rehabilitation clinics we owned prior to the HeathSouth transaction is due to a decline in the number of clinics we operate resulting from clinic sales and closures and the volume of visits occurring at the operating clinics. We had income from operations for the nine months ended September 30, 2007 of $152.2 million compared to $198.8 million for the nine months ended September 30, 2006. The decline in income from operations is principally related to a decline in the profitability of our specialty hospitals and an increase in our general and administrative costs. Holdings’ interest expense for the nine months ended September 30, 2007 was $103.6 million compared to $98.5 million for the nine months ended September 30, 2006. Select’s interest expense for the nine months ended September

30, 2007 was $77.8 million compared to $72.6 million for the nine months ended September 30, 2006. The increase in interest expense for both Holdings and Select is related to higher outstanding debt balances resulting primarily from the HealthSouth transaction and slightly higher interest rates under Select’s senior credit facility.
     Cash flow from operations provided $55.0 million of cash for the nine months ended September 30, 2007 for Holdings and $87.8 million of cash for the nine months ended September 30, 2007 for Select.
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
     During the nine months ended September 30, 2007, we recorded an additional liability of approximately $4.5 million related to estimated repayments to Medicare for host admissions exceeding an HIH hospital’s admission threshold. The liability has been recorded through a reduction in our net revenue.
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
     CMS estimated that the changes in the May 2006 final rule would result in an approximately 3.7 percent decrease in LTCH Medicare payments-per-discharge as compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. We estimate that the May 2006 final rule reduced Medicare revenues associated with SSO cases and high-cost outlier cases to our long-term acute care hospitals by approximately $29.3 million for the 2006 rate year (July 1, 2006 to June 30, 2007). Of this amount, we estimate an effect of approximately $15.3 million on our Medicare payments for 2007.
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
     August 2006 Final Rule. On August 18, 2006, CMS published the IPPS final rule for fiscal year 2007 which is the period from October 1, 2006 through September 30, 2007, which included an update of the LTC-DRG relative weights for fiscal year 2007. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 1.3 percent in fiscal year 2007. The August 2006 final rule also included changes to the diagnosis related groups in IPPS that apply to LTCHs, as the LTC-DRGs are based on the IPPS DRGs. CMS created twenty new DRGs and modified thirty-two others, including LTC-DRGs. Prior to the August 2006 final rule, certain HIHs that were in existence on or before September 30, 1995, and certain satellite facilities that were in existence on or before September 30, 1999, referred to as “grandfathered” HIHs or satellites, were not subject to certain HIH “separateness and control” requirements as long as the “grandfathered” HIHs or satellites continued to operate under the same terms and conditions, including the number of beds and square footage, in effect on September 30, 2003 (for grandfathered HIHs) or September 30, 1999 (for grandfathered satellites). These grandfathered HIHs were also not subject to the payment adjustments for discharged Medicare patients admitted from their host hospitals in excess of the specified percentage threshold, as discussed in the August 2004 rule above. The August 2006 final rule revised the regulations to provide grandfathered HIHs and satellites more flexibility in adjusting square footage upward or downward, or decreasing the number of beds without being subject to the “separateness and control” requirements and payment adjustment provisions. As of September 30, 2007, we operated two grandfathered LTCH HIHs.

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
     The expanded 25% rule will be phased in over a 3-year period, except that discharges admitted from hospitals co-located with a LTCH or a satellite of an LTCH will remain subject to the current transition period, which will be fully phased-in to the 25% rule for cost reporting periods beginning on or after October 1, 2007. For all other LTCH discharges admitted from a hospital (free-standing LTCHs and grandfathered LTCH HIHs), the 3-year transition period starts with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold will be the lesser of 75% or the percentage of the LTCH’s or LTCH satellite’s admissions discharged from the referring hospital during its cost reporting period beginning on or after July 1, 2004 and before July 1, 2005 (“RY 2005”). For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold will be the lesser of 50% or the percentage of the LTCH’s or LTCH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, all LTCHs are subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA-dominant hospitals).
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

     The May 2007 final rule updated the standard Federal rate by 0.71% for RY 2008. As a result, the Federal rate for RY 2008 will equal $38,356.45, as compared to $38,086.04 for RY 2007. In a technical correction to the final rule, CMS increased the fixed-loss amount for high cost outlier in RY 2008 to $20,738, compared to $14,887 in RY 2007. CMS projects an estimated 0.4% decrease in LTCH payments in RY 2008 due to this change in the fixed-loss amount.
     In a technical correction to the May 2007 final rule published on July 5, 2007, CMS estimated the overall impact of the May 2007 final rule to be a 1.2% decrease in total estimated LTCH PPS payments for RY 2008.
     The May 2007 final rule provides that beginning with the annual payment rate updates to the LTC-DRG classifications and relative weights for the fiscal year 2008 (“FY 2008”) (affecting discharges beginning on or after October 1, 2007 and before September 30, 2008) that annual updates to the LTC-DRG classification and relative weights are to have a budget neutral impact. Under the May 2007 final rule, future LTC-DRG reclassification and recalibrations, by themselves, should neither increase nor decrease the estimated aggregated LTCH PPS payments.
     The May 2007 final rule has made several changes to LTCH-PPS payment methodologies that were implemented beginning on July 1, 2007. As a result of these changes, we performed a goodwill impairment assessment for our specialty hospital segment and determined that there was no impairment with respect to goodwill or other recorded intangible assets.
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
     The August 2007 final rule published a budget neutral update to the MS-LTC-DRG classification and relative weights.  In the preamble to the IPPS final rule for FY 2008, CMS restated that it intends to continue to update the LTC-DRG weights annually in the IPPS rulemaking and those weights would be modified by a budget neutrality adjustment factor to ensure that estimated aggregate LTCH payments after reweighting are equal to estimated aggregate LTCH payments before reweighting.
Transition Plan
     Following the adoption of the August 2004 final rule with respect to HIH admissions, we developed a business plan and strategy to adapt to the HIH admission regulations. Our plan included managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. As a result of the additional regulatory changes regarding admissions to long-term acute care hospitals being implemented by the May 2007 Final Rule, our business plans and strategies in many markets require further review and revision. Given the volatility in the LTCH regulatory environment, it is difficult for us to determine a final business plan and strategy that we will implement in our hospital markets.

Development of New Specialty Hospitals and Clinics
     We expect to continue evaluating opportunities to develop hospitals. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

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

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Specialty hospital data(1):
Number of hospitals — start of period	100	92	101	96
Number of hospital start-ups	1	2	3	3
Number of hospitals closed	(3)	(3)	(4)	(4)
Number of hospitals consolidated	(1)	—	(3)	(4)

Number of hospitals — end of period	97	91	97	91

Available licensed beds	3,825	3,934	3,825	3,934
Admissions	9,485	9,856	30,122	30,095
Patient days	236,094	242,115	734,070	741,959
Average length of stay (days)	25	25	24	25
Net revenue per patient day(2)	$1,361	$1,352	$1,401	$1,367
Occupancy rate	66%	67%	69%	69%
Percent patient days — Medicare	72%	68%	73%	70%
Outpatient rehabilitation data (3):
Number of clinics owned — start of period	542	996	553	477
Number of clinics acquired	—	1	—	542
Number of clinic start-ups	2	1	7	6
Number of clinics closed/sold	(7)	(86)	(23)	(113)

Number of clinics owned — end of period	537	912	537	912
Number of clinics managed — end of period	68	109	68	109

Total number of clinics (all) — end of period	605	1,021	605	1,021

Number of visits	714,064	1,160,870	2,261,080	2,887,134
Net revenue per visit (4)	$95	$101	$93	$100

(1)	Specialty hospitals consist of long-term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital inpatient service revenues by the total number of patient days.

(3)	Clinic data excludes clinics operated by CBIL. CBIL was sold March 1, 2006 and is being reported as discontinued operations for the nine months ended September 30, 2006.

(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
     The following tables outline, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical
	Holdings		Select Medical
	Corporation		Corporation
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.6	85.9	81.6	85.9
General and administrative	2.2	2.4	2.2	2.4
Bad debt expense	1.2	2.1	1.2	2.1
Depreciation and amortization	2.8	3.3	2.8	3.3

Income from operations	12.2	6.3	12.2	6.3
Other expense	—	(0.2)	—	(0.8)
Interest expense, net	(7.3)	(7.2)	(6.1)	(5.4)

Income (loss) before minority interests and income taxes	4.9	(1.1)	6.1	0.1
Minority interests	0.1	0.1	0.1	0.1

Income (loss) before income taxes	4.8	(1.2)	6.0	—
Income tax expense (benefit)	2.0	(0.6)	2.4	(0.1)

Net income (loss)	2.8%	(0.6)%	3.6%	0.1%

	Select Medical
	Holdings		Select Medical
	Corporation		Corporation
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	79.7	82.7	79.7	82.7
General and administrative	2.4	2.4	2.4	2.4
Bad debt expense	1.3	1.7	1.3	1.7
Depreciation and amortization	2.5	2.9	2.5	2.9

Income from operations	14.1	10.3	14.1	10.3
Other expense	—	—	—	(0.2)
Interest expense, net	(6.9)	(6.9)	(5.0)	(5.1)

Income from continuing operations before minority interests and income taxes	7.2	3.4	9.1	5.0
Minority interests	0.1	0.1	0.1	0.1

Income from continuing operations before income taxes	7.1	3.3	9.0	4.9
Income tax expense	3.0	1.4	3.6	1.9

Income from continuing operations	4.1	1.9	5.4	3.0
Income from discontinued operations, net of tax	0.7	—	0.7	—

Net income	4.8%	1.9%	6.1%	3.0%

     The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$329,324	$334,023	1.4%	$329,324	$334,023	1.4%
Outpatient rehabilitation	114,043	166,290	45.8	114,043	166,290	45.8
Other	505	72	(85.7)	505	72	(85.7)

Total company	$443,872	$500,385	12.7%	$443,872	$500,385	12.7%

Income (loss) from operations:
Specialty hospitals	$52,424	$31,730	(39.5)%	$52,424	$31,730	(39.5)%
Outpatient rehabilitation	12,493	12,342	(1.2)	12,493	12,342	(1.2)
Other	(10,604)	(12,780)	(20.5)	(10,604)	(12,780)	(20.5)

Total company	$54,313	$31,292	(42.4)%	$54,313	$31,292	(42.4)%

Adjusted EBITDA:(2)
Specialty hospitals	$60,812	$41,646	(31.5)%	$60,812	$41,646	(31.5)%
Outpatient rehabilitation	15,737	18,099	15.0	15,737	18,099	15.0
Other	(8,896)	(11,123)	(25.0)	(8,896)	(11,123)	(25.0)

Adjusted EBITDA margins:(2)
Specialty hospitals	18.5%	12.5%	(32.4)%	18.5%	12.5%	(32.4)%
Outpatient rehabilitation	13.8	10.9	(21.0)	13.8	10.9	(21.0)
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,773,586	$1,853,728		$1,773,586	$1,853,728
Outpatient rehabilitation	254,865	483,386		254,865	483,386
Other	102,610	121,126		97,645	116,707

Total company	$2,131,061	$2,458,240		$2,126,096	$2,453,821

Purchases of property and equipment, net:
Specialty hospitals	$38,671	$32,077		$38,671	$32,077
Outpatient rehabilitation	876	5,010		876	5,010
Other	771	978		771	978

Total company	$40,318	$38,065		$40,318	$38,065

	Select Medical Holdings Corporation			Select Medical Corporation
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2007	% Change	2006	2007	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$1,049,768	$1,033,533	(1.5)%	$1,049,768	$1,033,533	(1.5)%
Outpatient rehabilitation	353,974	438,356	23.8	353,974	438,356	23.8
Other	2,014	1,809	(10.2)	2,014	1,809	(10.2)

Total company	$1,405,756	$1,473,698	4.8%	$1,405,756	$1,473,698	4.8%

Income (loss) from operations:
Specialty hospitals	$195,291	$141,027	(27.8)%	$195,291	$141,027	(27.8)%
Outpatient rehabilitation	39,161	47,553	21.4	39,161	47,553	21.4
Other	(35,695)	(36,387)	(1.9)	(35,695)	(36,387)	(1.9)

Total company	$198,757	$152,193	(23.4)%	$198,757	$152,193	(23.4)%

Adjusted EBITDA:(2)
Specialty hospitals	$218,203	$168,367	(22.8)%	$218,203	$168,367	(22.8)%
Outpatient rehabilitation	48,920	60,270	23.2	48,920	60,270	23.2
Other	(30,574)	(31,593)	(3.3)	(30,574)	(31,593)	(3.3)

Adjusted EBITDA margins:(2)
Specialty hospitals	20.8%	16.3%	(21.6)%	20.8%	16.3%	(21.6)%
Outpatient rehabilitation	13.8	13.7	(0.7)	13.8	13.7	(0.7)
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,773,586	$1,853,728		$1,773,586	$1,853,728
Outpatient rehabilitation	254,865	483,386		254,865	483,386
Other	102,610	121,126		97,645	116,707

Total company	$2,131,061	$2,458,240		$2,126,096	$2,453,821

Purchases of property and equipment, net:
Specialty hospitals	$107,001	$115,344		$107,001	$115,344
Outpatient rehabilitation	3,827	9,655		3,827	9,655
Other	1,304	2,898		1,304	2,898

Total company	$112,132	$127,897		$112,132	$127,897

     The following tables reconcile same store hospitals information:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$329,324	$334,023	$329,324	$334,023
Less: Specialty hospitals in development, opened or closed after 1/1/06	13,713	10,214	13,713	10,214

Specialty hospitals same store net operating revenue	$315,611	$323,809	$315,611	$323,809

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$60,812	$41,646	$60,812	$41,646
Less: Specialty hospitals in development, opened or closed after 1/1/06	(1,907)	(5,862)	(1,907)	(5,862)

Specialty hospitals same store Adjusted EBITDA(2)	$62,719	$47,508	$62,719	$47,508

All specialty hospitals Adjusted EBITDA margin(2)	18.5%	12.5%	18.5%	12.5%
Specialty hospitals same store Adjusted EBITDA margin(2)	19.9%	14.7%	19.9%	14.7%

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$1,049,768	$1,033,533	$1,049,768	$1,033,533
Less: Specialty hospitals in development, opened or closed after 1/1/06	51,024	32,944	51,024	32,944

Specialty hospitals same store net operating revenue	$998,744	$1,000,589	$998,744	$1,000,589

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$218,203	$168,367	$218,203	$168,367
Less: Specialty hospitals in development, opened or closed after 1/1/06	1,008	(10,550)	1,008	(10,550)

Specialty hospitals same store Adjusted EBITDA(2)	$217,195	$178,917	$217,195	$178,917

All specialty hospitals Adjusted EBITDA margin(2)	20.8%	16.3%	20.8%	16.3%
Specialty hospitals same store Adjusted EBITDA margin(2)	21.7%	17.9%	21.7%	17.9%

N/M — Not Meaningful.

(1)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, other expense (income), income from discontinued operations, stock compensation expense, and minority interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 7 to our interim unaudited consolidated financial statements for the period ended September 30, 2007 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance in accordance with SFAS No. 131.
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
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
     Net Operating Revenues
     Our net operating revenues increased by 12.7% to $500.4 million for the three months ended September 30, 2007 compared to $443.9 million for the three months ended September 30, 2006.
     Specialty Hospitals. Our specialty hospital net operating revenues increased 1.4% to $334.0 million for the three months ended September 30, 2007 compared to $329.3 million for the three months ended September 30, 2006. Net operating revenues for the specialty hospitals opened as of January 1, 2006 and operated by us throughout both periods increased 2.6% to $323.8 million for the three months ended September 30, 2007 from $315.6 million for the three months ended September 30, 2006. This increase resulted from growth in non-Medicare patient volume offset by a decline in non-Medicare revenue per patient day and a decline in Medicare patient volume. Our patient days for these same store hospitals increased 4.0%. This increase in patient days was due to an increase in non-Medicare volume, which was offset by a decline in Medicare volume of 1.4%.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 45.8% to $166.3 million for the three months ended September 30, 2007 compared to $114.0 million for the three months ended September 30, 2006. The number of patient visits in our outpatient rehabilitation clinics increased 62.6% for the three months ended September 30, 2007 to 1,160,870 visits, compared to 714,064 visits for the three months ended September 30, 2006. Substantially all of the increase in net operating revenues and patient visits was related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation, offset in part by a decrease in net operating revenues due to the sale of a group of clinics at the end of 2006. Net revenue per visit in our clinics was $101 for the three months ended September 30, 2007 compared to $95 for the three months ended September 30, 2006.

     Other. Our other revenues were de minimis for the three months ended September 30, 2007. For the three months ended September 30, 2006 our other revenues were $0.5 million.
     Operating Expenses
     Our operating expenses increased by 20.0% to $452.7 million for the three months ended September 30, 2007 compared to $377.2 million for the three months ended September 30, 2006. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. As a percentage of our net operating revenues, our operating expenses were 90.4% for the three months ended September 30, 2007 compared to 85.0% for the three months ended September 30, 2006. Cost of services as a percentage of operating revenues was 85.9% for the three months ended September 30, 2007 compared to 81.6% for the three months ended September 30, 2006. This increase in the relative percentage for cost of services is due to an increase in labor costs at our specialty hospitals and a higher relative labor cost component in the outpatient operations acquired from HealthSouth. Another component of cost of services is facility rent expense, which was $25.6 million for the three months ended September 30, 2007 compared to $20.0 million for the three months ended September 30, 2006. The increase in rent expense was principally related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. During the same time period, general and administrative expense increased as a percentage of net operating revenues to 2.4% compared to 2.2% for the three months ended September 30, 2006. This increase is due to higher incentive compensation costs in 2007. Our bad debt expense as a percentage of net operating revenues was 2.1% for the three months ended September 30, 2007 compared to 1.2% for the three months ended September 30, 2006. This increase occurred across both business segments. In our specialty hospital segment we have experienced an increase in our bad debts associated with the write-off of uncollectible Medicare co-payments and deductibles. In our outpatient segment we have experienced an aging of our accounts receivable which has generated higher reserve requirements and an increase in bad debt expense under our reserve methodology.
     Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA for our specialty hospitals decreased by 31.5% to $41.6 million for the three months ended September 30, 2007 compared to $60.8 million for the three months ended September 30, 2006. Our Adjusted EBITDA margins decreased to 12.5% for the three months ended September 30, 2007 from 18.5% for the three months ended September 30, 2006. The hospitals opened as of January 1, 2006 and operated by us throughout both periods had Adjusted EBITDA of $47.5 million for the three months ended September 30, 2007, a decrease of $15.2 million or 24.3% over the Adjusted EBITDA of these hospitals for the three months ended September 30, 2006. Our Adjusted EBITDA margin in these same store hospitals decreased to 14.7% for the three months ended September 30, 2007 from 19.9% for the three months ended September 30, 2006. The decrease in our Adjusted EBITDA is the result of a decline in our non-Medicare rate per patient day and increases in our labor costs and bad debt expenses offset by the increase in Adjusted EBITDA resulting from the increase in our non-Medicare volume.
     Outpatient Rehabilitation. Adjusted EBITDA for our outpatient rehabilitation clinics increased by 15.0% to $18.1 million for the three months ended September 30, 2007 compared to $15.7 million for the three months ended September 30, 2006. Our Adjusted EBITDA margins decreased to 10.9% for the three months ended September 30, 2007 from 13.8% for the three months ended September 30, 2006. The increase in Adjusted EBITDA was the result of Adjusted EBITDA contributed by the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and an increase in the net revenue per visit at our existing clinics, offset in part by a reduction due to the sale of a group of clinics at the end of 2006. Our Adjusted EBITDA margins decreased due to lower margins generated by the clinics acquired from HealthSouth Corporation.
     Other. The Adjusted EBITDA loss was $11.1 million for the three months ended September 30, 2007 compared to an Adjusted EBITDA loss of $8.9 million for the three months ended September 30, 2006. This reduction in the Adjusted EBITDA loss was primarily the result of the increase in our general and administrative costs.
     Income from Operations
     For the three months ended September 30, 2007 we had income from operations of $31.3 million compared to $54.3 million for the three months ended September 30, 2006. The decrease in income from operations resulted from the Adjusted EBITDA changes described above and an increase in depreciation and amortization expense. The increase in depreciation and amortization expense resulted primarily from increased depreciation expense associated with free-standing hospitals we have placed in service and an increase in depreciation and amortization expense related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Interest Expense
     Select Medical Corporation. Interest expense was $27.1 million for the three months ended September 30, 2007 compared to $24.3 million for the three months ended September 30, 2006. The increase in interest expense is related to higher outstanding debt balances and slightly higher interest rates under Select’s senior credit facility. The increase in outstanding debt is principally related to the borrowings used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Select Medical Holdings Corporation. Interest expense was $35.7 million for the three months ended September 30, 2007 compared to $33.0 million for the three months ended September 30, 2006. The increase in interest expense is related to higher outstanding debt balances and slightly higher interest rates under Select’s senior credit facility. The increase in outstanding debt is principally related to the borrowings used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Minority Interests
     Minority interests in consolidated earnings was $0.2 million for the three months ended September 30, 2007 compared to $0.4 million for the three months ended September 30, 2006.
     Income Taxes
     Select Medical Corporation. We recorded an income tax benefit of $0.7 million for the three months ended September 30, 2007. The benefit reflected the realization of certain tax losses. For the three months ended September 30, 2006, we recorded income tax expense of $10.7 million, representing an effective tax rate of 39.8%.
     Select Medical Holdings Corporation. We recorded an income tax benefit of $2.7 million for the three months ended September 30, 2007. The benefit recoups tax paid at a rate of 46.8%. For the three months ended September 30, 2006, we recorded income tax expense of $8.7 million. This expense represented an effective tax rate of 41.0%.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
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
     Net Operating Revenues
     Our net operating revenues increased by 4.8% to $1,473.7 million for the nine months ended September 30, 2007 compared to $1,405.8 million for the nine months ended September 30, 2006.
     Specialty Hospitals. Our specialty hospital net operating revenues decreased 1.5% to $1,033.5 million for the nine months ended September 30, 2007 compared to $1,049.8 million for the nine months ended September 30, 2006. The decline was primarily related to the loss of net operating revenues resulting from hospital closures. Net operating revenues for the specialty hospitals opened as of January 1, 2006 and operated by us throughout both periods increased 0.2% to $1,000.6 million for the nine months ended September 30, 2007 from $998.7 million for the nine months ended September 30, 2006. This increase resulted primarily from an increase in our non-Medicare patient volume that generally has payment rates exceeding our Medicare rates offset by a decline in our Medicare rates due to the LTCH regulatory changes that reduced our Medicare payments by approximately $20.4 million. Our patient days for these same store hospitals increased 2.9%. This increase in patient days was due to an increase in non-Medicare volume, which was offset by a decline in Medicare volume of 1.1%.
     Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 23.8% to $438.4 million for the nine months ended September 30, 2007 compared to $354.0 million for the nine months ended September 30, 2006. The number of patient visits in our outpatient rehabilitation clinics increased 27.7% for the nine months ended September 30, 2007 to 2,887,134 visits, compared to 2,261,080 visits for the nine months ended September 30, 2006. Substantially all of the increase in net operating revenues and patient visits was related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation, offset in part by a reduction due to the sale of a group of clinics at the end of 2006. Net revenue per visit in our clinics was $100 for the nine months ended September 30, 2007 compared to $93 for the nine months ended September 30, 2006.
     Other. Our other revenues were $1.8 million for the nine months ended September 30, 2007 compared to $2.0 million for the nine months ended September 30, 2006.
     Operating Expenses
     Our operating expenses increased by 9.2% to $1,279.5 million for the nine months ended September 30, 2007 compared to $1,172.0 million for the nine months ended September 30, 2006. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses was principally related to the acquisition of the outpatient division of HealthSouth Corporation. As a percentage of our net operating revenues, our operating expenses were 86.8% for the nine months ended September 30, 2007 compared to 83.4% for the nine months ended September 30, 2006. Cost of services as a percentage of operating revenues was 82.7% for the nine months ended September 30, 2007 compared to 79.7% for the nine months ended September 30, 2006. This increase in the relative percentage for cost of services is due to the significant decline in our specialty hospital Medicare revenue and an increase in labor costs at our specialty hospitals. Another component of cost of services is facility rent expense, which was

$70.8 million for the nine months ended September 30, 2007 compared to $61.1 million for the nine months ended September 30, 2006. The increase in rent expense is principally related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. During the same time period, general and administrative expense remained constant as a percent of net operating revenues at 2.4%. Our bad debt expense as a percentage of net operating revenues was 1.7% for the nine months ended September 30, 2007 compared to 1.3% for the nine months ended September 30, 2006. This increase occurred across both business segments. In our specialty hospital segment we have experienced an increase in our bad debts associated with the write-off of uncollectible Medicare co-payments and deductibles. In our outpatient segment we have experienced an aging of our accounts receivable which has generated higher reserve requirements and an increase in bad debt expense under our reserve methodology.
     Adjusted EBITDA
     Specialty Hospitals. Adjusted EBITDA for our specialty hospitals decreased by 22.8% to $168.4 million for the nine months ended September 30, 2007 compared to $218.2 million for the nine months ended September 30, 2006. Our Adjusted EBITDA margins decreased to 16.3% for the nine months ended September 30, 2007 from 20.8% for the nine months ended September 30, 2006. The hospitals opened as of January 1, 2006 and operated by us throughout both periods had Adjusted EBITDA of $178.9 million for the nine months ended September 30, 2007, a decrease of $38.3 million or 17.6% compared to the Adjusted EBITDA of these hospitals for the nine months ended September 30, 2006. Our Adjusted EBITDA margin in these same store hospitals decreased to 17.9% for the nine months ended September 30, 2007 from 21.7% for the nine months ended September 30, 2006. The decrease in our Adjusted EBITDA is principally due to a $20.4 million decline in our Medicare net operating revenues resulting from LTCH regulatory changes that reduced our payment rates for Medicare cases without any corresponding reduction in the costs to care for those Medicare cases. We also experienced a decline in our non-Medicare rate per patient day and increase in our labor costs that contributed to the decrease in our Adjusted EBITDA. These contributors to the decline in our Adjusted EBITDA were offset by an increase in Adjusted EBITDA resulting from an increase in our non-Medicare volume.
     Outpatient Rehabilitation. Adjusted EBITDA for our outpatient rehabilitation clinics increased by 23.2% to $60.3 million for the nine months ended September 30, 2007 compared to $48.9 million for the nine months ended September 30, 2006. Our Adjusted EBITDA margins decreased slightly to 13.7% for the nine months ended September 30, 2007 from 13.8% for the nine months ended September 30, 2006. The increase in Adjusted EBITDA was the result of the Adjusted EBITDA contributed by the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and an increase in the net revenue per visit at our existing clinics, offset in part by a reduction due to the sale of a group of clinics at the end of 2006.
     Other. The Adjusted EBITDA loss was $31.6 million for the nine months ended September 30, 2007 compared to an Adjusted EBITDA loss of $30.6 million for the nine months ended September 30, 2006 and is principally composed of our general and administrative costs.
     Income from Operations
     For the nine months ended September 30, 2007 we had income from operations of $152.2 million compared to $198.8 million for the nine months ended September 30, 2006. The decrease in income from operations resulted from the Adjusted EBITDA changes described above and an increase in depreciation and amortization expense. The increase in depreciation and amortization expense resulted primarily from increased depreciation expense associated with free-standing hospitals we have placed in service and an increase in depreciation and amortization expense related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.

Interest Expense
     Select Medical Corporation. Interest expense was $77.8 million for the nine months ended September 30, 2007 compared to $72.6 million for the nine months ended September 30, 2006. The increase in interest expense is related to higher outstanding debt balances and slightly higher interest rates under Select’s senior credit facility. The increase in outstanding debt is principally related to borrowings used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Select Medical Holdings Corporation. Interest expense was $103.6 million for the nine months ended September 30, 2007 compared to $98.5 million for the nine months ended September 30, 2006. The increase in interest expense is related to higher outstanding debt balances and slightly higher interest rates under Select’s senior credit facility. The increase in outstanding debt is principally related to borrowings used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation.
     Minority Interests
     Minority interests in consolidated earnings was $1.4 million for the nine months ended September 30, 2007 compared to $1.1 million for the nine months ended September 30, 2006.
     Income Taxes
     Select Medical Corporation. We recorded income tax expense of $28.5 million for the nine months ended September 30, 2007. The expense represented an effective tax rate of 39.3%. For the nine months ended September 30, 2006, we recorded income tax expense of $51.3 million. This expense represented an effective tax rate of 40.5%.
     Select Medical Holdings Corporation. We recorded income tax expense of $20.3 million for the nine months ended September 30, 2007. The expense represented an effective tax rate of 41.4%. For the nine months ended September 30, 2006, we recorded income tax expense of $41.9 million. This expense represented an effective tax rate of 41.9%.
     Income from Discontinued Operations, Net of Tax
     On March 1, 2006, we sold our wholly-owned subsidiary, Canadian Back Institute Limited (“CBIL”), for approximately C$89.8 million in cash (US$79.0 million). We conducted all of our Canadian operations through CBIL. The financial results of CBIL have been reclassified as discontinued operations for all periods presented in this report. We recognized a gain on sale (net of tax) of $9.1 million in the quarter ended March 31, 2006.

Liquidity and Capital Resources
The following table summarizes the statement of cash flows of Holdings and Select for the nine months ended September 30, 2006 and 2007:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in thousands)		(in thousands)
Cash flows provided by operating activities	$105,166	$55,020	$137,647	$87,785
Cash flows used in investing activities	(37,589)	(326,045)	(37,589)	(326,045)
Cash flows provided by (used in) financing activities	(98,433)	199,528	(130,914)	166,763
Effect of exchange rate changes on cash and cash equivalents	35	—	35	—

Net decrease in cash and cash equivalents	(30,821)	(71,497)	(30,821)	(71,497)
Cash and cash equivalents at beginning of period	35,861	81,600	35,861	81,600

Cash and cash equivalents at end of period	$5,040	$10,103	$5,040	$10,103

     Operating activities of Holdings provided $55.0 million and $105.2 million of cash flow for the nine months ended September 30, 2007 and September 30, 2006, respectively. Our days sales outstanding increased to 47 days at September 30, 2007, from 41 days at December 31, 2006. The increase in days sales outstanding is primarily related to the timing of the periodic interim payments we received from Medicare for the services provided at our specialty hospitals. The decline in cash flows provided by operating activities is a result of the decline in our operating performance described above.
     The operating cash flow of Select exceeds the operating cash flow of Holdings by $32.8 million for the nine months ended September 30, 2007 and by $32.5 million for the nine months ended September 30, 2006. The difference primarily relates to interest payments related to Holdings senior subordinated notes and senior floating rate notes.
     Investing activities used $326.0 million of cash flow for the nine months ended September 30, 2007. Investing activities used $37.6 million of cash flow for the nine months ended September 30, 2006. The primary use of cash for the nine months ended September 30, 2007 was for building improvements and equipment purchases of $127.9 million and acquisition payments of $214.0 for the acquisition of HealthSouth’s outpatient rehabilitation division, offset in part by aggregate proceeds of $12.4 million from a sale of business units and a building. The primary source of cash from investing activities in the nine months ended September 30, 2006 was from the sale of CBIL, which generated cash proceeds of $76.8 million, which was offset by cash disbursements of $112.1 million for building improvements and equipment purchases and acquisition payments of $3.3 million which primarily related to the repurchase of minority interests.
     Financing activities of Holdings provided $199.5 million of cash flow for the nine months ended September 30, 2007. The primary source of cash related to borrowings on Select’s senior credit facility net of repayments of $195.2 million and offset by distributions to minority interests of $1.5 million. The primary purpose of the borrowings under Select’s senior credit facility was to fund the acquisition of HealthSouth’s outpatient rehabilitation division. Financing activities of Holdings used $98.4 million of cash for the nine months ended

September 30, 2006. The cash usage resulted primarily from principal repayments on Select’s senior credit facility of $84.4 million and repayment of bank overdrafts of $11.8 million.
     The difference in cash flows provided by (used in) financing activities of Holdings compared to Select of $32.8 million for the nine months ended September 30, 2007 and $32.5 million for the nine months ended September 30, 2006 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its senior subordinated notes and its senior floating rate notes.
  Capital Resources
     Holdings’ had a net working capital deficit of $17.5 million at September 30, 2007 compared to a working capital surplus of $27.9 million at December 31, 2006. Select’s net working capital deficit was $14.4 million at September 30, 2007 compared to a working capital surplus of $39.4 million at December 31, 2006. The difference between Holdings’ and Select’s net working capital is related to the timing of the interest payments on Holdings 10% senior subordinated notes and its senior floating rate notes and the funding of these interest payments by Select through a dividend to Holdings.
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
     The interest rates per annum applicable to loans, other than swingline loans, under Select’s senior secured credit facility are, at its option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for borrowings under our revolving loans is subject to change based upon the ratio of our total indebtedness to our consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage for revolving loans will increase from (1) 1.25% to 1.50% for alternate base rate loans and (2) 2.25% to 2.50% for adjusted LIBOR loans upon the delivery of Select’s September 30, 2007 consolidated financial statements to JPMorgan Chase Bank, N.A. as administrative agent to Select’s senior secured credit facility. The applicable margin percentages for the term loans after giving effect to the incremental facility amendment, are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans.
     On June 13, 2005, Select entered into a five year interest rate swap transaction with an effective date of August 22, 2005. On March 8, 2007, Select entered into an additional interest rate swap transaction for three years with an effective date of May 22, 2007. The swaps are designated as a cash flow hedge of forecasted LIBOR-based variable rate interest payments. The underlying variable rate debt is $400.0 million.
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
     On September 29, 2005, Holdings sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The senior floating rate notes are general unsecured obligations of Holdings and are not guaranteed by Select or any of our subsidiaries. In connection with the issuance of the senior floating rate notes, we entered into an interest rate swap transaction. The notional amount of the interest rate swap is $175.0 million. The variable interest rate of the debt was 11.3 % and the fixed rate after the swap was 10.2% at September 30, 2007. The net proceeds of the issuance of the senior floating rate notes, together with cash was used to reduce the amount of our preferred stock, to make a payment to participants in our long-term incentive plan and to pay related fees and expenses.
     We believe internally generated cash flows and borrowings of revolving loans under Select’s senior secured credit facility will be sufficient to finance operations for at least the next twelve months.
     Following the adoption of the August 2004 final rule with respect to HIH admissions, we developed a business plan and strategy to adapt to the HIH admission regulations. Our plan included managing admissions at existing HIHs, relocating certain HIHs to leased spaces in smaller host hospitals in the same markets, consolidating HIHs in certain of our markets, relocating certain of our facilities to alternative settings, building or buying free-standing facilities and closing some of our facilities. As a result of the additional regulatory changes regarding admissions to long-term acute care hospitals being implemented by the May 2007 Final Rule, our business plans and strategies in many markets require further review and revision. Given the volatility in the LTCH regulatory environment, it is difficult for us to determine a final business plan and strategy that we will implement in our hospital markets.

     During the nine months ended September 30, 2007, we relocated nine of our HIH hospitals into two new free standing buildings and four new HIH hospitals. Additionally, we opened two free standing hospitals and closed four HIH hospitals during the nine months ended September 30, 2007.
     We also continue to evaluate opportunities to develop hospitals. We also intend to open new outpatient rehabilitation clinics in our current markets where we can benefit from existing referral relationships and brand awareness to produce incremental growth.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
     We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of September 30, 2007, Select had $765.0 million in term and revolving loans outstanding under its senior secured credit facility, which bear interest at variable rates. On June 13, 2005, Select entered into a five year interest rate swap transaction with an effective date of August 22, 2005. On March 8, 2007, Select entered into an additional interest rate swap transaction for three years with an effective date of May 22, 2007. Select entered into the swap transactions to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swaps are $400.0 million and the underlying variable rate debt is associated with the senior secured credit facility. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.5 million change in annual interest expense on the term loans.
     In conjunction with the issuance of the Holdings’ senior floating rate notes, on September 29, 2005 we entered into a swap transaction to mitigate the risks of future variable rate interest payments associated with this debt. The notional amount of the interest rate swap is $175.0 million and the swap is for a period of five years.
ITEM 4T. CONTROLS AND PROCEDURES
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
          During the period covered by this report, there has been no change to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On April 19, 2005, Lead Plaintiffs filed an amended complaint, purportedly on behalf of a class of shareholders of Select, against Martin F. Jackson, Robert A. Ortenzio, Rocco A. Ortenzio, Patricia A. Rice and the Company as defendants. The amended complaint continues to allege, among other things, failure to disclose adverse information regarding a potential regulatory change affecting reimbursement for the Company’s services applicable to long-term acute care hospitals operated as hospitals within hospitals, failure to disclose alleged improper revenue practices, and the issuance of false and misleading statements about the financial outlook of Select. The amended complaint seeks, among other things, damages in an unspecified amount, interest and attorneys’ fees. We believe that the allegations in the amended complaint are without merit and intend to vigorously defend against this action. In April 2006, the Court granted in part and denied in part Select’s and the individual officers’ preliminary motion to dismiss the amended complaint. In February 2007, the Court vacated in part its previous decision on the Company’s and the individual officers’ motion to dismiss and dismissed plaintiffs’ claims regarding Select’s alleged improper revenue practices. The Plaintiffs have asked the court to reconsider this ruling and in June 2007 the court denied the plaintiffs’ request. Select and the individual officers have answered the amended complaint. On October 25, 2007, the court certified a class of investors who purchased Select stock between July 29, 2003 and May 11, 2004, inclusive. The court appointed class representatives and class counsel. Discovery is ongoing. We do not believe this claim will have a material adverse effect on our financial position, cash flows or results of operations. However, due to the uncertain nature of such litigation, we cannot predict the outcome of this matter.
     We are subject to legal proceedings and claims that arise in the ordinary course of our business, which include malpractice claims covered under insurance policies. In our opinion, the outcome of these actions will not have a material adverse effect on our financial position, cash flows or results of operations.
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
     Health care providers are often subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. A qui tam lawsuit against Select was filed on June 10, 2003 in the United States District Court for the District of Nevada. The action was originally under seal, during which time the federal government was conducting an investigation of matters alleged by this complaint as required by law. We received subpoenas for patient records and other documents apparently related to the federal government’s investigation. In July 2007, the federal government declined to intervene in the case, but stated that it would continue its investigation. In August 2007, the judge ordered the complaint to be unsealed and served upon the defendants by the relators. All other previous filings in this matter remain under seal. To date, Select has not been served with the complaint by the relators. However, because the complaint is not longer under seal it is available to the public. The complaint confirms the three relators in this qui tam lawsuit are two former employees of our Las Vegas, Nevada subsidiary who were terminated by Select in 2001 and a former employee of our Florida subsidiary who we asked to resign. The complaint names, as defendants, Select Medical Corporation, Sports Therapy Arthritis Rehabilitation, Inc. (STAR), and Sports and Orthopedic Rehabilitation Services of Florida (SORS). The complaint includes three counts alleging violations of the federal False Claims Act, conspiracy to violate the False Claims Act, and wrongful discharge of one of the relators. Specifically, the complaint alleges that: SORS used unlicensed personnel to provide therapy services to Medicare patients and did not follow the Medicare billing rules for group therapy; Select and STAR billed Medicare patients for services beyond the Medicare approved amount, over-billed Medicare for therapy services, and resubmitted denied Medicare claims; and Select used billing numbers on Medicare claims belonging to therapists no longer employed by Select, waived co-pays from patients without commercial insurance, and granted discounts to patients who paid cash which were not reported on the clinics’ books. Select sued the former Las Vegas employees in state court in Nevada in 2001 for, among other things, return of misappropriated funds. The Company’s lawsuit has been transferred to the federal court in Las Vegas where it could be consolidated with the qui tam lawsuit. The former Las Vegas employees’ counterclaims against the Company in the Company’s lawsuit have been dismissed. While the government has investigated but chosen not to intervene in two previous qui tam lawsuits filed against Select, the Company cannot provide assurance that the government will not intervene in the Nevada qui tam case at a later date or any other existing or future qui tam lawsuit against the Company. The Company does not know whether the relators will pursue the qui tam lawsuit independently. While litigation is inherently uncertain, we believe, based on the limited information currently available to us, that this qui tam action will not have a material adverse effect on our financial position, cash flows or results of operations.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     The exhibits to this report are listed in the Exhibit Index appearing on page 57 hereof.

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

Dated: November 13, 2007

SELECT MEDICAL HOLDINGS CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: November 13, 2007

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

C 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.