Form 10-Q
period 2009-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2009-11-13
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _________ to _________.
Commission File Numbers: 001-34465 and 001-31441
SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
(Exact name of Registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of incorporation or organization)	20-1764048 23-2872718 (I.R.S. employer identification number)
4714 Gettysburg Road, P.O. Box 2034, Mechanicsburg, Pennsylvania 17055
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
YES ☐ NO ☑
Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of October 31, 2009, Select Medical Holdings Corporation had outstanding 159,714,865 shares of common stock.
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

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2008 (1)	2009	2008 (1)	2009

ASSETS
Current Assets:
Cash and cash equivalents	$64,260	$280,492	$64,260	$280,492
Accounts receivable, net of allowance for doubtful accounts of $57,052 and $47,343 in 2008 and 2009, respectively	312,418	310,855	312,418	310,855
Current deferred tax asset	61,925	51,426	48,594	51,426
Prepaid income taxes	7,362	13,338	7,362	13,338
Other current assets	20,897	22,152	20,897	22,152

Total Current Assets	466,862	678,263	453,531	678,263

Property and equipment, net	471,065	458,897	471,065	458,897
Goodwill	1,506,661	1,507,223	1,506,661	1,507,223
Other identifiable intangibles	74,078	67,473	74,078	67,473
Assets held for sale	12,542	11,342	12,542	11,342
Other assets	48,261	41,544	44,548	38,355

Total Assets	$2,579,469	$2,764,742	$2,562,425	$2,761,553

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$21,130	$—	$21,130	$—
Current portion of long-term debt and notes payable	9,046	141,667	9,046	141,667
Accounts payable	72,496	64,103	72,496	64,103
Accrued payroll	66,380	64,991	66,380	64,991
Accrued vacation	37,109	38,082	37,109	38,082
Accrued interest	37,032	15,293	25,444	12,345
Accrued restructuring	8,108	4,740	8,108	4,740
Accrued other	91,482	115,846	107,982	115,846
Due to third party payors	5,709	2,179	5,709	2,179

Total Current Liabilities	348,492	446,901	353,404	443,953

Long-term debt, net of current portion	1,770,879	1,521,394	1,460,276	1,217,252
Non-current deferred tax liability	42,918	54,733	42,918	54,733
Other non-current liabilities	67,709	60,648	67,709	60,648

Total Liabilities	2,229,998	2,083,676	1,924,307	1,776,586

Commitments and Contingencies

Preferred stock — Authorized shares (liquidation preference is $515,872 in 2008)	515,872	—	—	—

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 250,000,000 shares authorized, 61,466,000 shares and 156,093,000 shares issued and outstanding in 2008 and 2009, respectively	61	156	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	—	—
Capital in excess of par	(289,238)	544,772	481,094	786,304
Retained earnings	128,185	139,183	160,657	201,708
Accumulated other comprehensive loss	(13,212)	(10,680)	(11,436)	(10,680)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	(174,204)	673,431	630,315	977,332
Non-controlling interest	7,803	7,635	7,803	7,635

Total Equity	(166,401)	681,066	638,118	984,967

Total Liabilities and Equity	$2,579,469	$2,764,742	$2,562,425	$2,761,553

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 2, Accounting Policies — Recent Accounting Pronouncements, for additional information.
The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended September 30,		For the Quarter Ended September 30,
	2008 (1) (2)	2009	2008 (1)	2009

Net operating revenues	$519,179	$545,621	$519,179	$545,621

Costs and expenses:
Cost of services	441,395	448,702	441,395	448,702
General and administrative	11,538	34,618	11,538	34,618
Bad debt expense	12,240	11,720	12,240	11,720
Depreciation and amortization	17,848	17,676	17,848	17,676

Total costs and expenses	483,021	512,716	483,021	512,716

Income from operations	36,158	32,905	36,158	32,905

Other income and expense:
Gain on early retirement of debt	—	1,129	—	—
Other income	—	—	1,322	2,215
Interest income	93	2	93	2
Interest expense	(36,153)	(33,451)	(27,420)	(25,114)

Income from operations before income taxes	98	585	10,153	10,008

Income tax expense (benefit)	(111)	(804)	3,408	2,494

Net income	209	1,389	6,745	7,514

Less: Net income attributable to non-controlling interests	1,032	806	1,032	806

Net income (loss) attributable to Select Medical Holdings Corporation and Select Medical Corporation	(823)	583	$5,713	$6,708

Less: Preferred dividends	6,290	6,667

Net loss available to common stockholders	$(7,113)	$(6,084)

Loss per common share:
Basic	$(0.11)	$(0.09)
Diluted	$(0.11)	$(0.09)

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 2, Accounting Policies — Recent Accounting Pronouncements, for additional information.

(2)	Adjusted for the clarification by the Financial Accounting Standards Board that stated share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. See Note 11 for additional information.
The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2008 (1) (2)	2009	2008 (1)	2009

Net operating revenues	$1,606,263	$1,666,328	$1,606,263	$1,666,328

Costs and expenses:
Cost of services	1,343,022	1,353,107	1,343,022	1,353,107
General and administrative	35,843	60,278	35,843	60,278
Bad debt expense	35,300	33,678	35,300	33,678
Depreciation and amortization	53,175	53,346	53,175	53,346

Total costs and expenses	1,467,340	1,500,409	1,467,340	1,500,409

Income from operations	138,923	165,919	138,923	165,919

Other income and expense:
Gain on early retirement of debt	—	16,445	—	15,316
Other income (expense)	—	—	(1,180)	3,836
Interest income	275	82	275	82
Interest expense	(109,603)	(101,781)	(83,428)	(75,936)

Income from operations before income taxes	29,595	80,665	54,590	109,217

Income tax expense	13,862	33,076	22,610	43,069

Net income	15,733	47,589	31,980	66,148

Less: Net income attributable to non-controlling interests	2,103	2,218	2,103	2,218

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	13,630	45,371	$29,877	$63,930

Less: Preferred dividends	18,569	19,537

Net income (loss) available to common stockholders	$(4,939)	$25,834

Income (loss) per common share:
Basic	$(0.07)	$0.38
Diluted	$(0.07)	$0.37

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 2, Accounting Policies — Recent Accounting Pronouncements, for additional information.

(2)	Adjusted for the clarification by the Financial Accounting Standards Board that stated share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. See Note 11 for additional information.
The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Equity and Comprehensive Income (Loss)
(unaudited)
(in thousands)

			Select Medical Holdings Corporation Stockholders
				Common			Accumulated Other
		Comprehensive	Common	Stock Par	Capital in	Retained	Comprehensive	Non-controlling
	Total	Income	Stock Issued	Value	Excess of Par	Earnings	Income (Loss)	Interests
Balance at December 31, 2008 (1)	$(166,401)		61,466	$61	$(289,238)	$128,185	$(13,212)	$7,803
Net income	47,589	$47,589				45,371		2,218
Unrealized gain on interest rate swap, net of tax	2,532	2,532					2,532

Total comprehensive income	$50,121	$50,121

Issuance of common stock in connection with initial public offering, net of issuance costs	279,124		30,000	30	279,094
Conversion of preferred stock	535,407		64,277	65	535,342
Deemed dividend on conversion of preferred stock	—				14,836	(14,836)
Issuance and vesting of restricted stock	4,697		364	—	4,697
Exercise of stock options	24		2	—	24
Stock option expense	98				98
Repurchase of common shares	(81)		(16)	—	(81)
Distributions to non-controlling interests	(2,486)							(2,486)
Equity contribution from non-controlling interests	100							100
Accretion of dividends on preferred stock	(19,537)					(19,537)

Balance at September 30, 2009	$681,066		156,093	$156	$544,772	$139,183	$(10,680)	$7,635

Select Medical Corporation
Consolidated Statement of Changes in Equity and Comprehensive Income (Loss)
(unaudited)
(in thousands)

			Select Medical Corporation Stockholders
				Common			Accumulated Other
		Comprehensive	Common	Stock Par	Capital in	Retained	Comprehensive	Non-controlling
	Total	Income	Stock Issued	Value	Excess of Par	Earnings	Income (Loss)	Interests
Balance at December 31, 2008 (1)	$638,118		—	$—	$481,094	$160,657	$(11,436)	$7,803
Net income	66,148	$66,148				63,930		2,218
Unrealized gain on interest rate swap, net of tax	756	756					756

Total comprehensive income	$66,904	$66,904

Federal tax benefit of losses contributed by Holdings	21,267				21,267
Additional investment by Holdings	279,148				279,148
Settlement of dividends paid to Holdings	(22,879)					(22,879)
Distributions to non-controlling interests	(2,486)							(2,486)
Equity contribution from non-controlling interests	100							100
Contribution related to restricted stock awards and stock option issuances by Holdings	4,795				4,795

Balance at September 30, 2009	$984,967		—	$—	$786,304	$201,708	$(10,680)	$7,635

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 2, Accounting Policies — Recent Accounting Pronouncements, for additional information.
The accompanying notes are an integral part of this statement.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2008 (1)	2009	2008 (1)	2009

Operating activities
Net income	$15,733	$47,589	$31,980	$66,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,175	53,346	53,175	53,346
Provision for bad debts	35,300	33,678	35,300	33,678
Gain on early retirement of debt	—	(16,445)	—	(15,316)
Loss (gain) from disposal of assets	(316)	550	(316)	550
Non-cash loss (gain) from interest rate swaps	—	—	1,180	(3,836)
Non-cash stock compensation expense	1,697	4,795	1,697	4,795
Amortization of debt discount	1,101	1,239	—	—
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(74,975)	(32,033)	(74,975)	(32,033)
Other current assets	5,465	(982)	5,465	(982)
Other assets	11,375	4,018	10,959	3,589
Accounts payable	(4,917)	(8,366)	(4,917)	(8,366)
Due to third-party payors	(9,328)	(3,530)	(9,328)	(3,530)
Accrued expenses	(9,541)	(1,024)	(1,391)	7,615
Income and deferred taxes	9,204	10,612	17,950	20,608

Net cash provided by operating activities	33,973	93,447	66,779	126,266

Investing activities
Purchases of property and equipment	(35,770)	(35,250)	(35,770)	(35,250)
Proceeds from sale of business units	1,851	—	1,851	—
Proceeds from sale of property	743	1,341	743	1,341
Acquisition of businesses, net of cash acquired	(7,402)	(381)	(7,402)	(381)

Net cash used in investing activities	(40,578)	(34,290)	(40,578)	(34,290)

Financing activities
Proceeds from initial public offering, net of fees	—	282,000	—	—
Equity investment by Holdings	—	—	90	282,024
Payment of initial public offering costs	—	(584)	—	(584)
Borrowings on revolving credit facility	387,000	193,000	387,000	193,000
Payments on revolving credit facility	(357,000)	(253,000)	(357,000)	(253,000)
Payment on credit facility term loan	(5,100)	(5,033)	(5,100)	(5,033)
Repurchase of 7 5/8% senior subordinated notes	—	(30,114)	—	(30,114)
Repurchase of senior floating rate notes	—	(6,468)	—	—
Borrowings of other debt	—	5,184	—	5,184
Principal payments on seller and other debt	(4,015)	(5,738)	(4,015)	(5,738)
Dividends paid to Holdings	—	—	(33,418)	(39,367)
Repurchase of common and preferred stock	(612)	(80)	—	—
Exercise of stock options	90	24	—	—
Repayment of bank overdrafts	(7,217)	(21,130)	(7,217)	(21,130)
Equity contribution and loans from non-controlling interests	—	1,500	—	1,500
Distributions to non-controlling interests	(1,703)	(2,486)	(1,703)	(2,486)

Net cash provided by (used in) financing activities	11,443	157,075	(21,363)	124,256

Net increase in cash and cash equivalents	4,838	216,232	4,838	216,232

Cash and cash equivalents at beginning of period	4,529	64,260	4,529	64,260

Cash and cash equivalents at end of period	$9,367	$280,492	$9,367	$280,492

Supplemental Cash Flow Information
Cash paid for interest	$123,285	$115,901	$90,404	$83,082
Cash paid for taxes	$4,704	$22,441	$4,704	$22,441

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 2, Accounting Policies — Recent Accounting Pronouncements, for additional information.
The accompanying notes are an integral part of this statement.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 for the purpose of effecting a leveraged buyout of Select, which was a publicly traded entity. Holdings was originally owned by an investor group that includes Welsh, Carson, Anderson, & Stowe, IX, LP (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”) and members of the Company’s senior management. On February 24, 2005, Select Medical Corporation (“Select”) merged with a subsidiary of Select Medical Holdings Corporation (“Holdings”), formerly known as EGL Holding Company, and became a wholly-owned subsidiary of Holdings (“Merger”). On September 30, 2009 Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Refer to Note 8, Initial Public Offering, for additional information. Generally accepted accounting principles (“GAAP”) require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.
The unaudited condensed consolidated financial statements of the Company as of September 30, 2009 and for the three and nine month periods ended September 30, 2008 and 2009 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009.
Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 available on the Company’s website: www.selectmedicalcorp.com under the Investor Relations section of the website. Please note that none of the information on the Company’s website is incorporated by reference into this report.
2. Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates, in some cases materially.

Recent Accounting Pronouncements
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. Update 2009-05 is effective for the first annual or interim period beginning after the issuance of this update. The adoption of Update 2009-05 is not anticipated to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued an amendment to Accounting Standards Codification (“ASC”) topic 105, “Generally Accepted Accounting Principles.” The amendment stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The amendment was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
In June 2009, FASB issued an amendment to ASC topic 810, “Consolidation.” The amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The amendment will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure related to that involvement. The amendment is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of the amendment is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued an amendment to ASC topic 860, “Transfers and Servicing.” The amendment will require additional disclosure about the transfers of financial assets, including securitization transactions, and additional disclosure in cases where entities have continuing exposure to the risks related to transferred financial assets. The amendment eliminates the concept of “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The amendment is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this amendment is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued an amendment to ASC topic 855, “Subsequent Events.” The amendment provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The amendment also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this amendment identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted this amendment during the second quarter of 2009 and evaluated subsequent events through November 13, 2009, the issuance date of this report.
In April 2009, FASB issued an amendment to ASC topic 805, “Business Combinations.” This amendment changes the provisions for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The amendment eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria. The amendment is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an amendment to ASC topic 820, “Fair Value Measurements and Disclosures.” This amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. The amendment also provides guidance on identifying circumstances that indicate a transaction is not orderly. The amendment was effective for the Company’s interim period ending on June 30, 2009. The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.
On January 1, 2009, the Company adopted an amendment issued by the FASB in December 2007 to ASC topic 810, “Consolidation.” Upon adoption of this amendment, minority interest is now referred to as non-controlling interest and has been reclassified from the mezzanine section of the balance sheet to the equity section. The balance sheet as of December 31, 2008 has been revised to show this change in presentation. In addition, non-controlling interest is now deducted from net income to obtain net income attributable to each of Holdings and Select.
3. Intangible Assets
The Company’s intangible assets consist of the following:

	As of September 30, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(18,751)
Non-compete agreements	25,909	(19,513)

Total	$46,365	$(38,264)

Indefinite-lived intangible assets
Goodwill	$1,507,223
Trademarks	47,858
Certificates of need	10,175
Accreditations	1,339

Total	$1,566,595

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At September 30, 2009, the accreditations and trademarks have a weighted average time until the next renewal of 1.5 years and 5.0 years, respectively.

Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in thousands)
Amortization expense	$2,208	$2,207	$6,623	$6,623
Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the outpatient rehabilitation division of HealthSouth Corporation (the “Division”), Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the Division’s non-compete, Kessler non-compete, SemperCare non-compete and the Company’s contract therapy relationships are approximately five, six, seven and five years, respectively.
Amortization expense related to these intangible assets for each of the next five years commencing January 1, 2009 is approximately as follows (in thousands):

2009	$8,831
2010	4,247
2011	1,306
2012	340
2013	0
The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2009 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2008	$1,227,848	$278,813	$1,506,661
Goodwill acquired during year	—	562	562

Balance as of September 30, 2009	$1,227,848	$279,375	$1,507,223

4. Restructuring Reserves
In connection with the acquisition of the outpatient rehabilitation division of HealthSouth Corporation, the Company recorded a liability of $18.7 million in 2007 for business restructuring which was accounted for as additional purchase price. This reserve primarily included costs associated with workforce reductions and lease termination costs in accordance with the Company’s restructuring plan.

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Other	Total
	(in thousands)
December 31, 2008	$7,047	$992	$69	$8,108
Amounts paid in 2009	(2,925)	(443)	—	(3,368)
Revision of estimate	565	(496)	(69)	—

September 30, 2009	$4,687	$53	$—	$4,740

The Company expects to pay out the remaining lease termination costs through 2016 and severance costs in 2009.
5. Amendment to Senior Secured Credit Facility
On August 5, 2009 Select entered into an Amendment No. 3 (“Amendment No. 3”) to its senior secured credit facility. Amendment No. 3 extended the maturity of $384.5 million principal amount of Tranche B term loans from February 24, 2012 to August 22, 2014, and made related technical changes to the senior secured credit facility. Holders of Tranche B term loans that extended the maturity of their Tranche B term loans now hold Tranche B-1 term loans that mature on August 22, 2014, and holders of Tranche B term loans that did not extend the maturity of their Tranche B term loans continue to hold Tranche B term loans that mature on February 24, 2012. The applicable margin percentage for the Tranche B-1 term loans under the senior secured credit facility is 3.75% for adjusted LIBOR loans and 2.75% for alternate base rate loans. Under the terms of Amendment No. 3, if, prior to August 5, 2011, the senior secured credit facility is amended to reduce the applicable margin percentage for the Tranche B-1 term loans, then Select will be required to pay a fee in an amount equal to 1% of the outstanding Tranche B-1 term loans held by those holders of Tranche B-1 term loans that agree to amend the senior secured credit facility to reduce the applicable margin percentage. In addition, if, prior to August 5, 2011, Select makes any prepayment of Tranche B-1 term loans with proceeds of any term loan indebtedness, then Select will be required to pay a fee to holders of Tranche B-1 term loans in an amount equal to 1% of the outstanding Tranche B-1 term loans that are being prepaid.
6. Fair Value
Fair Value Measurements
The Company measures its interest rate swaps at fair value on a recurring basis. The Company determines the fair value of its interest rate swaps based on financial models that consider current and future market interest rates and adjustments for non-performance risk. The Company considers those inputs utilized in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The fair value of the Company’s interest rate swaps was a liability of $18.5 million at September 30, 2009 of which $17.8 million was reported as a current liability in accrued other and $0.7 million was reported in other long-term liabilities.

Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments. The carrying amount of Select’s senior secured credit facility was $741.5 million at September 30, 2009 and the estimated fair value of the senior secured credit facility was $721.8 million at September 30, 2009. At September 30, 2009 the carrying value of the 7 5/8% senior subordinated notes was $611.5 million and the estimated fair value was $574.8 million. At September 30, 2009 the carrying value of the senior floating rate notes was $167.3 million and the estimated fair value was $156.0 million. The Company based the estimated the fair value for its senior secured credit facility, 7 5/8% senior subordinated notes and senior floating rate notes on quotes from financial institutions.
Interest Rate Swaps
The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows. On June 13, 2005, Select entered into two interest rate swap agreements to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transactions was August 22, 2005. The swaps are designated as cash flow hedges of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swaps is $200.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.4% and the fixed rate of the swap was 7.3% at September 30, 2009. The swaps are for a period of five years, with quarterly resets on February 22, May 22, August 22 and November 22 of each year.
On March 8, 2007, Select entered into an additional interest rate swap agreement to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction was May 22, 2007. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.4% and the fixed rate of the swap was 7.9% at September 30, 2009. The swap is for a period of three years, with quarterly resets on February 22, May 22, August 22 and November 22 of each year.
On November 16, 2007, Select entered into an additional interest rate swap agreement to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction was November 23, 2007. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $100.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.4% and the fixed rate of the swap was 7.3% at September 30, 2009. The swap is for a period of three years, with quarterly resets on February 22, May 22, August 22 and November 22 of each year.
The interest rate swaps have been designated as hedges and qualify as effective hedges, except for the swap that was associated with Holdings’ $175.0 million senior floating rate notes due 2015 as it relates to Select’s financial statements. This interest rate swap, which matured in September 2009, did not qualify as an effective hedge as the cash flow stream being hedged related to the amount of dividend payments to Holdings necessary to fund interest payments on Holdings’ $175.0 million senior floating rate notes. This resulted in a gain of $1.3 million and $2.2 million being recognized in the other income and expense section of Select’s consolidated statement of operations for the three months ended September 30, 2008 and 2009, respectively, and a loss of $1.2 million and a gain of $3.8 million being recognized for the nine months ended September 30, 2008 and 2009, respectively. On the consolidated statements of Holdings, this interest rate swap qualified as an effective hedge. See also Note 7, Accumulated Other Comprehensive Loss.

7. Accumulated Other Comprehensive Loss
Holdings
Included in accumulated other comprehensive loss at December 31, 2008 and September 30, 2009 were cumulative losses of $13.2 million (net of tax) and $10.7 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.
Select
Included in accumulated other comprehensive loss at December 31, 2008 and September 30, 2009 were cumulative losses of $11.4 million (net of tax) and $10.7 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.
8. Initial Public Offering
On September 30, 2009, Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Holdings sold 30,000,000 shares in the offering. The total net proceeds to Holdings from the offering after deducting underwriting discounts and commissions and offering expenses were approximately $279.1 million. The Company used the net proceeds from the offering to repay indebtedness and to make payments to its executive officers under our Long Term Cash Incentive Plan, and will use the remaining net proceeds from the offering to repay additional indebtedness or for general corporate purposes. The initial public offering of common stock triggered the mandatory prepayment obligation under the senior secured credit facility in the amount of 50% of the net proceeds received in the offering. The closing and receipt of cash occurred on September 30, 2009, however, the repayments of indebtedness and payment under the Long Term Cash Incentive Plan did not occur until October. As a result, the Company has reported a significant amount of cash on its September 30, 2009 balance sheet and has reflected the mandatory repayment under the credit facility as a current portion of long term debt.
On October 28, 2009, the underwriters purchased an additional 3,602,700 shares pursuant to their over-allotment option at a price to the public of $10.00 per share. The total net proceeds to Holdings from the exercise of the over-allotment option were approximately $33.9 million. A portion of the net proceeds from the exercise of the over-allotment option were used to repay indebtedness, including a mandatory prepayment obligation under the senior secured credit facility in the amount of 50% of the net proceeds, and any remaining proceeds will be used to repay additional indebtedness or for general corporate purposes.
9. Stockholders’ Equity
Participating Preferred Stock
Upon completion of Holdings’ initial public offering, Holdings’ participating preferred stock converted into a total of 64,276,974 common shares. Each share of preferred stock converted into a number of shares of common stock determined by:
•	dividing the original cost of a share of the preferred stock ($26.90 per share of preferred stock) plus all accrued and unpaid dividends through September 30, 2009 thereon less the amount of any previously declared and paid special dividends, or the “accreted value” of such preferred stock, by the initial public offering price per share net of any expenses incurred and underwriting commissions or concessions paid or allowed in connection with the offering; plus

•	.30 shares of common stock for each share of preferred stock owned.

Common Stock
On September 25, 2009 Holdings effected a 1 for .30 reverse stock split of its common stock. Accordingly all common issued and outstanding share and per share information in this report has been retroactively restated to reflect the effects of this reverse stock split.
10. Segment Information
The Company’s segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All other primarily includes the Company’s general and administrative services. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain on early retirement of debt, other income (expense), stock compensation expense, long term incentive compensation and non-controlling interest.
The following tables summarize selected financial data for the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2009. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended September 30, 2008
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$358,838	$160,303	$38	$519,179
Adjusted EBITDA	49,137	16,405	(11,031)	54,511
Total assets:
Select Medical Corporation	1,900,485	502,943	105,881	2,509,309
Select Medical Holdings Corporation	1,900,485	502,943	109,733	2,513,161
Capital expenditures	5,997	3,235	431	9,663

	Three Months Ended September 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$376,859	$168,751	$11	$545,621
Adjusted EBITDA	64,381	20,898	(12,236)	73,043
Total assets:
Select Medical Corporation	1,898,494	484,703	378,356	2,761,553
Select Medical Holdings Corporation	1,898,494	484,703	381,545	2,764,742
Capital expenditures	12,371	1,566	332	14,269

	Nine Months Ended September 30, 2008
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,104,731	$501,375	$157	$1,606,263
Adjusted EBITDA	167,617	60,248	(34,070)	193,795
Total assets:
Select Medical Corporation	1,900,485	502,943	105,881	2,509,309
Select Medical Holdings Corporation	1,900,485	502,943	109,733	2,513,161
Capital expenditures	23,385	10,048	2,337	35,770

	Nine Months Ended September 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,156,422	$509,760	$146	$1,666,328
Adjusted EBITDA	212,122	67,476	(37,277)	242,321
Total assets:
Select Medical Corporation	1,898,494	484,703	378,356	2,761,553
Select Medical Holdings Corporation	1,898,494	484,703	381,545	2,764,742
Capital expenditures	27,748	6,575	927	35,250
A reconciliation of Adjusted EBITDA to income from operations before income taxes is as follows (in thousands):

	Three Months Ended September 30, 2008
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$49,137	$16,405	$(11,031)
Depreciation and amortization	(10,756)	(6,193)	(899)
Stock compensation expense	—	—	(505)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation

Income (loss) from operations	$38,381	$10,212	$(12,435)	$36,158	$36,158
Other income				—	1,322
Interest expense, net				(36,060)	(27,327)

Income from operations before income taxes				$98	$10,153

	Three Months Ended September 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$64,381	$20,898	$(12,236)
Depreciation and amortization	(10,485)	(6,282)	(909)
Long term incentive compensation	—	—	(18,261)
Stock compensation expense	—	—	(4,201)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation

Income (loss) from operations	$53,896	$14,616	$(35,607)	$32,905	$32,905
Gain on early retirement of debt				1,129	—
Other income				—	2,215
Interest expense, net				(33,449)	(25,112)

Income from operations before income taxes				$585	$10,008

	Nine Months Ended September 30, 2008
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$167,617	$60,248	$(34,070)
Depreciation and amortization	(32,632)	(17,894)	(2,649)
Stock compensation expense	—	—	(1,697)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation

Income (loss) from operations	$134,985	$42,354	$(38,416)	$138,923	$138,923
Other expense				—	(1,180)
Interest expense, net				(109,328)	(83,153)

Income from operations before income taxes				$29,595	$54,590

	Nine Months Ended September 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$212,122	$67,476	$(37,277)
Depreciation and amortization	(32,022)	(18,679)	(2,645)
Long term incentive compensation	—	—	(18,261)
Stock compensation expense	—	—	(4,795)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation

Income (loss) from operations	$180,100	$48,797	$(62,978)	$165,919	$165,919
Gain on early retirement of debt				16,445	15,316
Other income				—	3,836
Interest expense, net				(101,699)	(75,854)

Income from operations before income taxes				$80,665	$109,217

11. Net Income (Loss) per Share
The Company applies the two-class method for calculating and presenting income (loss) per common share. The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of stock participation rights in undistributed earnings (losses). Participating securities are defined as securities that participate in dividends with common stock according to a predetermined formula. In addition effective January 1, 2009, FASB clarified that share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between common stock, unvested restricted stock and participating preferred stock due to the equal participation rights of the common stock, unvested restricted stock and participating preferred stock (i.e., the voting conversion rights) and losses should be allocated equally on a per share basis between common stock and participating preferred stock. The calculations of earnings (loss) per share for the three and nine months ended September 30, 2008 have been revised to reflect the inclusion of the Company’s unvested restricted stock as a participating security under the two-class method.
The following table sets forth for the periods indicated the calculation of net income (loss) per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings (loss) per share, respectively:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands, except per share data)
Numerator:
Net income (loss) attributable to Select Medical Holdings Corporation	$(823)	$583	$13,630	$45,371
Less: Preferred stock dividends	6,290	6,667	18,569	19,537
Less: Earnings (loss) allocated to preferred stockholders	(712)	(582)	(497)	2,497
Less: Earnings allocated to unvested restricted stockholders	—	—	—	315

Income (loss) available to common and preferred stockholders — basic and diluted	$(6,401)	$(5,502)	$(4,442)	$23,022

Denominator:
Weighted average shares — basic	59,769	62,078	59,378	61,030
Effect of dilutive securities:
Stock options	—	—	—	470

Weighted average shares — diluted	59,769	62,078	59,378	61,500

Basic income (loss) per common share	$(0.11)	$(0.09)	$(0.07)	$0.38
Diluted income (loss) per common share	$(0.11)	$(0.09)	$(0.07)	$0.37

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)
Stock options	55	469	852	—
Restricted stock	1,518	—	1,674	—
12. Early Retirement of Debt
During the first and second quarter of 2009, the Company paid approximately $30.1 million to repurchase and retire a portion of its 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized, which was net of the write-off of $1.0 million in unamortized deferred financing costs related to the debt. In the third quarter of 2009, the Company paid approximately $6.5 million to repurchase and retire a portion of Holdings senior floating rate notes with a carrying value of $7.7 million. A gain on the early retirement of debt in the amount of $1.1 million was recognized in the third quarter of 2009 which was net of the write off of $0.1 million in unamortized deferred financing costs related to the debt.
13. Commitments and Contingencies
Litigation
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
The Company is subject to legal proceedings and claims that arise in the ordinary course of business, which include malpractice claims covered under insurance policies, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on its financial position or results of operations.
Health care providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The Company has been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.
During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its hospitals in Columbus, Ohio. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company has produced documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

Construction Commitments
At September 30, 2009, the Company has outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $23.3 million.
14. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 7 5/8% Senior Subordinated Notes
Select’s 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009.
The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at September 30, 2009:
Caritas Rehab Services, LLC
Elizabethtown Physical Therapy, P.S.C.
Great Lakes Specialty Hospital — Hackley, LLC
Great Lakes Specialty Hospital — Oak, LLC
Jeff Ayres, PT Therapy Center, Inc.
Jeffersontown Physical Therapy, LLC
Kentucky Orthopedic Rehabilitation, LLC
Kessler Core PT, OT and Speech Therapy at New York, LLC
Louisville Physical Therapy, P.S.C.
Metropolitan West Physical Therapy and Sports Medicine Services, Inc.
MKJ Physical Therapy, Inc.
New York Physician Services, P.C.
North Andover Physical Therapy, P.C.
Ohio Occupational Health, P.C., Inc.
Partners in Physical Therapy, PLLC
Penn State Hershey Rehabilitation, LLC
Philadelphia Occupational Health, P.C.
Rehabilitation Physician Services, P.C.
Select LifeCare Western Michigan, LLC
Select Physical Therapy of Las Vegas Limited Partnership
Select Specialty — Downriver, LLC
Select Specialty Hospital — Akron, LLC
Select Specialty Hospital — Evansville, LLC
Select Specialty Hospital — Central Pennsylvania, L.P.
Select Specialty Hospital — Houston, L.P.
Select Specialty Hospital — Gulf Coast, Inc.
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	September 30, 2009
	(unaudited)
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$277,458	$2,612	$422	$—		$280,492
Accounts receivable, net	118	291,971	18,766	—		310,855
Current deferred tax asset	28,645	20,564	2,217	—		51,426
Prepaid income taxes	13,338	—	—	—		13,338
Other current assets	3,459	15,800	2,893	—		22,152

Total Current Assets	323,018	330,947	24,298	—		678,263

Property and equipment, net	6,936	405,743	46,218	—		458,897
Investment in affiliates	2,109,416	45,574	—	(2,154,990	)(a) (b)	—
Goodwill	—	1,507,223	—	—		1,507,223
Other identifiable intangibles	—	67,473	—	—		67,473
Assets held for sale	11,342	—	—	—		11,342
Other assets	26,896	9,218	2,241	—		38,355

Total Assets	$2,477,608	$2,366,178	$72,757	$(2,154,990)		$2,761,553

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and notes payable	$140,902	$759	$6	$—		$141,667
Accounts payable	1,548	55,556	6,999	—		64,103
Intercompany accounts	474,737	(441,705)	(33,032)	—		—
Accrued payroll	1,658	63,165	168	—		64,991
Accrued vacation	2,782	32,153	3,147	—		38,082
Accrued interest	12,308	37	—	—		12,345
Accrued restructuring	—	4,740	—	—		4,740
Accrued other	72,660	40,407	2,779	—		115,846
Due to third party payors	—	12,842	(10,663)	—		2,179

Total Current Liabilities	706,595	(232,046)	(30,596)	—		443,953

Long-term debt, net of current portion	733,810	439,417	44,025	—		1,217,252
Non-current deferred tax liability	(777)	49,409	6,101	—		54,733
Other non-current liabilities	60,648	—	—	—		60,648

Total Liabilities	1,500,276	256,780	19,530	—		1,776,586

Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	786,304	—	—	—		786,304
Retained earnings	201,708	374,733	17,116	(391,849	)(b)	201,708
Subsidiary investment	—	1,734,665	28,476	(1,763,141	)(a)	—
Accumulated other comprehensive loss	(10,680)	—	—	—		(10,680)

Total Select Medical Corporation Stockholder’s Equity	977,332	2,109,398	45,592	(2,154,990)		977,332

Non-controlling interest	—	—	7,635	—		7,635

Total Equity	977,332	2,109,398	53,227	(2,154,990)		984,967

Total Liabilities and Equity	$2,477,608	$2,366,178	$72,757	$(2,154,990)		$2,761,553

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended September 30, 2009
	(unaudited)
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$11	$486,958	$58,652	$—		$545,621

Costs and expenses:
Cost of services	90	399,316	49,296	—		448,702
General and administrative	34,594	24	—	—		34,618
Bad debt expense	—	8,440	3,280	—		11,720
Depreciation and amortization	831	15,297	1,548	—		17,676

Total costs and expenses	35,515	423,077	54,124	—		512,716

Income (loss) from operations	(35,504)	63,881	4,528	—		32,905

Other income and expense:
Intercompany interest and royalty fees	(1,141)	1,138	3	—		—
Intercompany management fees	31,929	(29,286)	(2,643)	—		—
Other income	2,215	—	—	—		2,215
Interest income	2	—	—	—		2
Interest expense	(15,513)	(8,726)	(875)	—		(25,114)

Income (loss) from operations before income taxes	(18,012)	27,007	1,013	—		10,008

Income tax expense (benefit)	(3,768)	5,318	944	—		2,494
Equity in earnings of subsidiaries	20,952	(429)	—	(20,523	)(a)	—

Net income	6,708	21,260	69	(20,523)		7,514

Less: Net income attributable to non-controlling interests	—	—	806	—		806

Net income (loss) attributable to Select Medical Corporation	$6,708	$21,260	$(737)	$(20,523)		$6,708

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Nine Months Ended September 30, 2009
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$146	$1,487,899	$178,283	$—		$1,666,328

Costs and expenses:
Cost of services	201	1,202,007	150,899	—		1,353,107
General and administrative	60,210	68	—	—		60,278
Bad debt expense	—	27,862	5,816	—		33,678
Depreciation and amortization	2,408	46,315	4,623	—		53,346

Total costs and expenses	62,819	1,276,252	161,338	—		1,500,409

Income (loss) from operations	(62,673)	211,647	16,945	—		165,919

Other income and expense:
Intercompany interest and royalty fees	(6,292)	6,252	40	—		—
Intercompany management fees	95,063	(87,810)	(7,253)	—		—
Gain on early retirement of debt	15,316	—	—	—		15,316
Other income	3,836	—	—	—		3,836
Interest income	65	16	1	—		82
Interest expense	(47,914)	(25,670)	(2,352)	—		(75,936)

Income (loss) from operations before income taxes	(2,599)	104,435	7,381	—		109,217

Income tax expense	3,420	38,833	816	—		43,069
Equity in earnings of subsidiaries	69,949	4,767	—	(74,716	)(a)	—

Net income	63,930	70,369	6,565	(74,716)		66,148

Less: Net income attributable to non-controlling interests	—	—	2,218	—		2,218

Net income attributable to Select Medical Corporation	$63,930	$70,369	$4,347	$(74,716)		$63,930

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2009
	(unaudited)
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$63,930	$70,369	$6,565	$(74,716	)(a)	$66,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,408	46,315	4,623	—		53,346
Provision for bad debts	—	27,862	5,816	—		33,678
Gain on early retirement of debt	(15,316)	—	—	—		(15,316)
Loss from disposal of assets and sale of business units	15	506	29	—		550
Non-cash gain from interest rate swaps	(3,836)	—	—	—		(3,836)
Non-cash stock compensation expense	4,795	—	—	—		4,795
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(69,949)	(4,767)	—	74,716	(a)	—
Intercompany	132,270	(125,875)	(6,395)	—		—
Accounts receivable	(111)	(26,654)	(5,268)	—		(32,033)
Other current assets	(765)	1,681	(1,898)	—		(982)
Other assets	5,724	(2,235)	100	—		3,589
Accounts payable	(3,105)	(4,253)	(1,008)	—		(8,366)
Due to third-party payors	—	(8,118)	4,588	—		(3,530)
Accrued expenses	8,002	(1,211)	824	—		7,615
Income and deferred taxes	20,608	—	—	—		20,608

Net cash provided by (used in) operating activities	144,670	(26,380)	7,976	—		126,266

Investing activities
Purchases of property and equipment	(1,117)	(23,644)	(10,489)	—		(35,250)
Proceeds from sale of property	—	1,341	—	—		1,341
Acquisition of businesses, net of cash acquired	—	(381)	—	—		(381)

Net cash used in investing activities	(1,117)	(22,684)	(10,489)	—		(34,290)

Financing activities
Borrowings on revolving credit facility	193,000	—	—	—		193,000
Payments on revolving credit facility	(253,000)	—	—	—		(253,000)
Payments on credit facility term loan	(5,033)	—	—	—		(5,033)
Repurchase of 7 5/8% senior subordianted notes	(30,114)	—	—	—		(30,114)
Borrowings of other debt	5,184	—	—	—		5,184
Principal payments on seller and other debt	(4,892)	(837)	(9)	—		(5,738)
Dividends paid to Holdings	(39,367)	—	—	—		(39,367)
Payment of initial public offering costs	(584)	—	—	—		(584)
Equity investment by Holdings	282,024	—	—	—		282,024
Repayment of bank overdrafts	(21,130)	—	—	—		(21,130)
Intercompany debt reallocation	(50,515)	47,405	3,110	—		—
Equity contribution and loans from non-controlling interests	—	—	1,500	—		1,500
Distributions to non-controlling interests	—	—	(2,486)	—		(2,486)

Net cash provided by financing activities	75,573	46,568	2,115	—		124,256

Net increase (decrease) in cash and cash equivalents	219,126	(2,496)	(398)	—		216,232

Cash and cash equivalents at beginning of period	58,332	5,108	820	—		64,260

Cash and cash equivalents at end of period	$277,458	$2,612	$422	$—		$280,492

(a)	Elimination of equity in earnings of subsidiary.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2008
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$58,332	$5,108	$820	$—		$64,260
Accounts receivable, net	7	293,097	19,314	—		312,418
Current deferred tax asset	18,653	27,930	2,011	—		48,594
Prepaid income taxes	7,362	—	—	—		7,362
Other current assets	2,694	17,208	995	—		20,897

Total Current Assets	87,048	343,343	23,140	—		453,531

Property and equipment, net	8,431	422,067	40,567	—		471,065
Investment in affiliates	2,035,591	47,911	—	(2,083,502	)(a)(b)	—
Goodwill	—	1,506,661	—	—		1,506,661
Other identifiable intangibles	—	74,078	—	—		74,078
Assets held for sale	12,542	—	—	—		12,542
Other assets	32,620	9,587	2,341	—		44,548

Total Assets	$2,176,232	$2,403,647	$66,048	$(2,083,502)		$2,562,425

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$21,130	$—	$—	$—		$21,130
Current portion of long-term debt and notes payable	8,063	971	12	—		9,046
Accounts payable	4,653	59,836	8,007	—		72,496
Intercompany accounts	335,903	(301,905)	(33,998)	—		—
Accrued payroll	1,193	65,118	69	—		66,380
Accrued vacation	2,781	31,134	3,194	—		37,109
Accrued interest	25,410	34	—	—		25,444
Accrued restructuring	—	8,108	—	—		8,108
Accrued other	52,022	53,953	2,007	—		107,982
Due to third party payors	—	20,960	(15,251)	—		5,709

Total Current Liabilities	451,155	(61,791)	(35,960)	—		353,404

Long-term debt, net of current portion	1,035,208	385,549	39,519	—		1,460,276
Non-current deferred tax liability	(8,155)	45,769	5,304	—		42,918
Other non-current liabilities	67,709	—	—	—		67,709

Total Liabilities	1,545,917	369,527	8,863	—		1,924,307

Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	481,094	—	—	—		481,094
Retained earnings	160,657	304,364	21,269	(325,633	)(b)	160,657
Subsidiary investment	—	1,729,756	28,113	(1,757,869	)(a)	—
Accumulated other comprehensive loss	(11,436)	—	—	—		(11,436)

Total Select Medical Corporation Stockholder’s Equity	630,315	2,034,120	49,382	(2,083,502)		630,315
Non-controlling interest	—	—	7,803	—		7,803

Total Equity	630,315	2,034,120	57,185	(2,083,502)		638,118

Total Liabilities and Equity	$2,176,232	$2,403,647	$66,048	$(2,083,502)		$2,562,425

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended September 30, 2008
	(unaudited)
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net operating revenues	$39	$468,232	$50,908	$—	$519,179

Costs and expenses:
Cost of services	36	399,202	42,157	—	441,395
General and administrative	11,387	151	—	—	11,538
Bad debt expense	—	10,883	1,357	—	12,240
Depreciation and amortization	821	15,752	1,275	—	17,848

Total costs and expenses	12,244	425,988	44,789	—	483,021

Income (loss) from operations	(12,205)	42,244	6,119	—	36,158

Other income and expense:
Intercompany interest and royalty fees	(8,289)	8,219	70	—	—
Intercompany management fees	35,102	(33,228)	(1,874)	—	—
Other income	1,322	—	—	—	1,322
Interest income	48	40	5	—	93
Interest expense	(18,830)	(7,865)	(725)	—	(27,420)

Income (loss) from operations before income taxes	(2,852)	9,410	3,595	—	10,153

Income tax expense (benefit)	(487)	3,893	2	—	3,408
Equity in earnings of subsidiaries	8,078	2,493	—	(10,571)	—

Net income	5,713	8,010	3,593	(10,571)	6,745

Less: Net income attributable to non-controlling interest	—	—	1,032	—	1,032

Net income attributable to Select Medical Corporation	$5,713	$8,010	$2,561	$(10,571)	$5,713

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Nine Months Ended September 30, 2008
	(unaudited)
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net operating revenues	$158	$1,457,422	$148,683	$—	$1,606,263

Costs and expenses:
Cost of services	81	1,216,488	126,453	—	1,343,022
General and administrative	35,636	207	—	—	35,843
Bad debt expense	—	32,066	3,234	—	35,300
Depreciation and amortization	2,407	47,040	3,728	—	53,175

Total costs and expenses	38,124	1,295,801	133,415	—	1,467,340

Income (loss) from operations	(37,966)	161,621	15,268	—	138,923

Other income and expense:
Intercompany interest and royalty fees	(29,766)	29,489	277	—	—
Intercompany management fees	129,767	(124,412)	(5,355)	—	—
Other expense	(1,180)	—	—	—	(1,180)
Interest income	154	116	5	—	275
Interest expense	(58,512)	(22,875)	(2,041)	—	(83,428)

Income from operations before income taxes	2,497	43,939	8,154	—	54,590

Income tax expense	2,605	19,155	850	—	22,610
Equity in earnings of subsidiaries	29,985	5,712	—	(35,697)	—

Net income	29,877	30,496	7,304	(35,697)	31,980

Less: Net income attributable to non-controlling interests	—	—	2,103	—	2,103

Net income attributable to Select Medical Corporation	$29,877	$30,496	$5,201	$(35,697)	$29,877

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2008
	(unaudited)
	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$29,877	$30,496	$7,304	$(35,697	)(a)	$31,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,407	47,040	3,728	—		53,175
Provision for bad debts	—	32,066	3,234	—		35,300
Loss (gain) from disposal of assets and sale of business units	19	(336)	1	—		(316)
Non-cash loss from interest rate swaps	1,180	—	—	—		1,180
Non-cash stock compensation expense	1,697	—	—	—		1,697
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(29,985)	(5,712)	—	35,697	(a)	—
Intercompany	48,454	(40,859)	(7,595)	—		—
Accounts receivable	32	(70,196)	(4,811)	—		(74,975)
Other current assets	(110)	5,975	(400)	—		5,465
Other assets	(16,364)	27,461	(138)	—		10,959
Accounts payable	380	(5,367)	70	—		(4,917)
Due to third-party payors	—	(4,622)	(4,706)	—		(9,328)
Accrued expenses	(9,096)	7,675	30	—		(1,391)
Income and deferred taxes	17,950	—	—	—		17,950

Net cash provided by (used in) operating activities	46,441	23,621	(3,283)	—		66,779

Investing activities
Purchases of property and equipment	(2,338)	(31,710)	(1,722)	—		(35,770)
Proceeds from sale of business units	—	1,851	—	—		1,851
Sale of real property	—	743	—	—		743
Acquisition of businesses, net of cash acquired	—	(4,687)	(2,715)	—		(7,402)

Net cash used in investing activities	(2,338)	(33,803)	(4,437)	—		(40,578)

Financing activities
Borrowings on revolving credit facility	387,000	—	—	—		387,000
Payments on revolving credit facility	(357,000)	—	—	—		(357,000)
Payments on credit facility term loan	(5,100)	—	—	—		(5,100)
Principal payments on seller and other debt	(3,818)	(194)	(3)	—		(4,015)
Repayment of bank overdrafts	(7,217)	—	—	—		(7,217)
Dividends paid to Holdings	(33,418)	—	—	—		(33,418)
Intercompany debt reallocation	(19,325)	10,111	9,214	—		—
Equity investment by Holdings	90	—	—	—		90
Distributions to non-controlling interests	—	—	(1,703)	—		(1,703)

Net cash provided by (used in) financing activities	(38,788)	9,917	7,508	—		(21,363)

Net increase (decrease) in cash and cash equivalents	5,315	(265)	(212)	—		4,838

Cash and cash equivalents at beginning of period	161	3,102	1,266	—		4,529

Cash and cash equivalents at end of period	$5,476	$2,837	$1,054	$—		$9,367

(a)	Elimination of equity in earnings of subsidiary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our unaudited consolidated financial statements and accompanying notes. Unless indicated otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly-owned operating subsidiary of Holdings. References to the “Company,” “we,” “us,” and “our” refer collectively to Select Medical Holdings Corporation and Select Medical Corporation.
Forward Looking Statements
This discussion contains forward-looking statements relating to the financial condition, results of operations, plans, objectives, future performance and business of Select Medical Corporation and Select Medical Holdings Corporation. These statements include, without limitation, statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “estimates” or similar expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements due to factors including the following:
•	additional changes in government reimbursement for our services may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;
•	the failure of our long term acute care hospitals to maintain their status as such may cause our net operating revenues and profitability to decline;
•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;
•	implementation of modifications to the admissions policies for our inpatient rehabilitation facilities, as required to achieve compliance with Medicare guidelines, may result in a loss of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability;
•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;
•	future acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;
•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;
•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;
•	shortages in qualified nurses or therapists could increase our operating costs significantly;
•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;
•	the loss of key members of our management team could significantly disrupt our operations;
•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;
•	the ability to obtain any necessary or desired waiver or amendment from our lenders may be difficult due to the current uncertainty in the credit markets; and
•	the inability to draw funds under our senior secured credit facility because of lender defaults.

Overview
We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of September 30, 2009, we operated 89 long term acute care hospitals and five inpatient rehabilitation facilities in 25 states, and 947 outpatient rehabilitation clinics in 37 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team.
We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $1,666.3 million for the nine months ended September 30, 2009. Of this total, we earned approximately 69% of our net operating revenues from our specialty hospitals and approximately 31% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients who require intensive inpatient medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.
Recent Trends and Events
Initial Public Offering of Common Stock
On September 30, 2009, Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Holdings sold 30,000,000 shares in the offering. The total net proceeds to Holdings from the offering after deducting underwriting discounts and commissions and offering expenses were approximately $279.1 million. We used the net proceeds from the offering to repay indebtedness and to make payments to our executive officers under our Long Term Cash Incentive Plan, and will use the remaining net proceeds from the offering to repay additional indebtedness or for general corporate purposes. The closing and receipt of cash occurred on September 30, 2009, however, the repayments of indebtedness and payment under our Long Term Cash Incentive Plan were not made until October. As a result, we have reported a significant amount of cash on our September 30, 2009 balance sheet and we have reflected the mandatory repayment under our credit facility as a current portion of long term debt.
On October 28, 2009, the underwriters purchased an additional 3,602,700 shares pursuant to their over-allotment option at a price to the public of $10.00 per share. The total net proceeds to Holdings from the exercise of the over-allotment option were approximately $33.9 million. A portion of the net proceeds from the exercise of the over-allotment option were used to repay indebtedness, including a mandatory prepayment obligation under the senior secured credit facility in the amount of 50% of the net proceeds, and any remaining proceeds will be used to repay additional indebtedness or for general corporate purposes.

Third Quarter Ended September 30, 2009
For the three months ended September 30, 2009, our net operating revenues increased 5.1% to $545.6 million compared to $519.2 million for the three months ended September 30, 2008. This increase in net operating revenues resulted from a 5.0% increase in our specialty hospital net operating revenue and a 5.3% increase in our outpatient rehabilitation net operating revenue. The increase in our specialty hospital net operating revenue is principally due to the hospitals we opened in 2008 and the increase in our outpatient rehabilitation net operating revenue is principally related to an increase in contracted services based revenues. We realized income from operations for the three months ended September 30, 2009 of $32.9 million compared to $36.2 million for the three months ended September 30, 2008. The decrease in income from operations is due to the compensation costs of $22.0 million we incurred associated with our initial public offering of common stock, which included an $18.3 million payment under our Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering of common stock. The decrease in income from operations caused by the increase in compensation costs was offset by increases in income from operations in the hospitals opened as of January 1, 2008 and operated by us throughout both periods, the hospitals we opened in 2008 and our outpatient clinics. Holdings’ interest expense for the three months ended September 30, 2009 was $33.5 million compared to $36.2 million for the three months ended September 30, 2008. Select’s interest expense for the three months ended September 30, 2009 was $25.1 million compared to $27.4 million for the three months ended September 30, 2008. The decrease in interest expense for both Holdings and Select is attributable to a reduction in outstanding debt balances and a decline in interest rates.
For the nine months ended September 30, 2009, our net operating revenues increased 3.7% to $1,666.3 million compared to $1,606.3 million for the nine months ended September 30, 2008. This increase in net operating revenues primarily resulted from a 4.7% increase in our specialty hospital net operating revenue. The increase in specialty hospital net operating revenue is principally due to the hospitals we opened in 2008. We had income from operations for the nine months ended September 30, 2009 of $165.9 million compared to $138.9 million for the nine months ended September 30, 2008. The increase in income from operations is principally related to an increase in the profitability of our specialty hospitals opened as of January 1, 2008 and operated throughout both periods and an improvement in the operating results of the hospitals opened in 2008, offset by the compensation costs of $22.0 million we incurred associated with our initial public offering of common stock. Holdings’ interest expense for the nine months ended September 30, 2009 was $101.8 million compared to $109.6 million for the nine months ended September 30, 2008. Select’s interest expense for the nine months ended September 30, 2009 was $75.9 million compared to $83.4 million for the nine months ended September 30, 2008. The decrease in interest expense for both Holdings and Select is attributable to a reduction in outstanding debt balances and a decline in interest rates.
Cash flow from operations provided $93.4 million of cash for the nine months ended September 30, 2009 for Holdings and cash flow from operations provided $126.3 million of cash for the nine months ended September 30, 2009 for Select. The difference primarily relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
Regulatory Changes
Medicare Reimbursement of Long Term Acute Care Hospital Services
In the last few years, there have been significant regulatory changes affecting long term acute care hospitals, or “LTCHs,” that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the past or are likely to affect our financial performance in the future.

We have been subject to regulatory changes that occur through the rulemaking procedures of the Centers for Medicare & Medicaid Services, or “CMS.” Historically, rule updates occurred twice each year. All Medicare payments to our long term acute care hospitals are made in accordance with a prospective payment system specifically applicable to long term acute care hospitals, referred to as “LTCH-PPS.” Proposed rules specifically related to LTCHs were generally published in January, finalized in May and effective on July 1st of each year. Additionally, LTCHs are subject to annual updates to the rules related to the inpatient prospective payment system, or “IPPS,” that are typically proposed in May, finalized in August and effective on October 1st of each year. In the annual payment rate update for the 2009 fiscal year, CMS consolidated the two historical annual updates into one annual update. The final rule adopted a 15-month rate update for fiscal year 2009 and moves the LTCH-PPS from a July-June update cycle to an October-September cycle. Beginning fiscal year 2010 the LTCH rate year will begin October 1, coinciding with the start of the federal fiscal year.
August 2004 Final Rule. On August 11, 2004, CMS published final regulations applicable to LTCHs that are operated as “hospital within hospitals” or as “satellites.” We collectively refer to hospital within hospitals and satellites as “HIHs,” and we refer to the CMS final regulations as the “final regulations.” HIHs are separate hospitals located in space leased from, and located in or on the same campus of, another hospital. We refer to such other hospitals as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25% except for HIHs located in rural areas or co-located with “MSA dominant” hospitals or single urban hospitals where the percentage is no more than 50%, nor less than 25%. For HIHs that met specified criteria and were in existence as of October 1, 2004, including all but two of our then existing HIHs, the Medicare admissions thresholds were to have been phased in over a four year period starting with hospital cost reporting periods that began on or after October 1, 2004. However, as described below, many of these changes have been postponed for a three year period by the Medicare, Medicaid, and SCHIP Extension Act of 2007, or “SCHIP Extension Act,” and further clarified in the American Recovery and Reinvestment Act of 2009, or “ARRA.”
May 2007 Final Rule. On May 11, 2007, CMS published its annual payment rate update for the 2008 LTCH-PPS rate year, or “RY 2008” (affecting discharges and cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008). The May 2007 final rule made several changes to LTCH-PPS payment methodologies and amounts during RY 2008 although, as described below, many of these changes have been postponed for a three year period by the SCHIP Extension Act.
For cost reporting periods beginning on or after July 1, 2007, the May 2007 final rule expanded the Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with an LTCH or satellite of an LTCH. Under the May 2007 final rule, free-standing LTCHs and grandfathered HIHs would be subject to the Medicare admission thresholds, as well as HIHs and satellites that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold would be reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital would not count toward the limit and would be paid under LTCH-PPS. CMS estimated the impact of the expansion of the Medicare admission thresholds would result in a reduction of 2.2% of the aggregate payments to all LTCHs in RY 2008.

The applicable percentage threshold is generally 25% after the completion of the phase-in period described below. The percentage threshold for LTCH discharges from a referring hospital that is an MSA dominant hospital or a single urban hospital is the percentage of total Medicare discharges in the MSA that are from the referring hospital, but no less than 25% nor more than 50%. For Medicare discharges from LTCHs or LTCH satellites located in rural areas, as defined by the Office of Management and Budget, the percentage threshold is 50% from any individual referring hospital. The expanded 25% rule is being phased in over a three year period. The three year transition period starts with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold is the lesser of 75% or the percentage of the LTCH’s or LTCH satellite’s admissions discharged from the referring hospital during its cost reporting period beginning on or after July 1, 2004 and before July 1, 2005, or “RY 2005.” For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold is the lesser of 50% or the percentage of the LTCH’s or LTCH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, all LTCHs will be subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA dominant hospitals). The SCHIP Extension Act, as amended by the ARRA, postponed the application of the percentage threshold to all free-standing and grandfathered HIHs for a three year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period stated above, to those Medicare patients discharged from an LTCH HIH or HIH satellite that were admitted from a non-co-located hospital. The SCHIP Extension Act only postpones the expansion of the admission threshold in the May 2007 final rule to free-standing LTCHs and grandfathered HIHs.
The May 2007 final rule further revised the payment adjustment formula for short stay outlier, or “SSO” cases. Beginning with discharges on or after July 1, 2007, for cases with a length of stay that is less than the average length of stay plus one standard deviation for the same DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule effectively lowers the LTCH payment to a rate based on the general acute care hospital IPPS. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy described above under the May 2006 final rule. Cases with a covered length of stay less than or equal to the IPPS comparable threshold and less than five-sixths of the geometric average length of stay for that LTC-DRG would be paid at an amount comparable to the IPPS per diem. The SCHIP Extension Act also postponed, for the three year period beginning on December 29, 2007, the SSO policy changes made in the May 2007 final rule.
The May 2007 final rule increased the standard federal rate by 0.71% for RY 2008. As a result, the federal rate for RY 2008 is equal to $38,356.45, compared to $38,086.04 for RY 2007. Subsequently, the SCHIP Extension Act eliminated the update to the standard federal rate that occurred for RY 2008 effective April 1, 2008. This adjustment to the standard federal rate was applied prospectively on April 1, 2008 and reduced the federal rate back to $38,086.04. In a technical correction to the May 2007 final rule, CMS increased the fixed-loss amount for high cost outlier in RY 2008 to $20,738, compared to $14,887 in RY 2007. CMS projected an estimated 0.4% decrease in LTCH payments in RY 2008 due to this change in the fixed-loss amount and the overall impact of the May 2007 final rule to be a 1.2% decrease in total estimated LTCH-PPS payments for RY 2008.
The May 2007 final rule provided that beginning with the annual payment rate updates to the LTC-DRG classifications and relative weights for the fiscal year 2008, or “FY 2008” (affecting discharges beginning on or after October 1, 2007 and before September 30, 2008), annual updates to the LTC-DRG classification and relative weights are to have a budget neutral impact. Under the May 2007 final rule, future LTC-DRG reclassification and recalibrations, by themselves, should neither increase nor decrease the estimated aggregated LTCH-PPS payments.

The May 2007 final rule is complex and the SCHIP Extension Act postponed the implementation of certain portions of the May 2007 final rule. While we cannot predict the ultimate long-term impact of LTCH-PPS because the payment system remains subject to significant change, if the May 2007 final rule becomes effective as currently written, after the expiration of the applicable provisions of the SCHIP Extension Act, our future net operating revenues and profitability will be adversely affected.
August 2007 Final Rule. On August 22, 2007, CMS published the IPPS final rule for FY 2008, which created a new patient classification system with categories referred to as MS-DRGs and MS-LTC-DRGs, respectively, for hospitals reimbursed under IPPS and LTCH-PPS. Beginning with discharges on or after October 1, 2007, the new classification categories take into account the severity of the patient’s condition. CMS assigned proposed relative weights to each MS-DRG and MS-LTC-DRG to reflect their relative use of medical care resources.
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
Medicare, Medicaid, and SCHIP Extension Act of 2007. On December 29, 2007, President Bush signed into law the SCHIP Extension Act. Among other changes in the federal health care programs, the SCHIP Extension Act makes significant changes to Medicare policy for LTCHs including a new statutory definition of an LTCH, a report to Congress on new LTCH patient criteria, relief from certain LTCH-PPS payment policies for three years, a three year moratorium on the establishment and classification of new LTCHs and LTCH beds, elimination of the payment update for the last quarter of RY 2008 and new medical necessity reviews by Medicare contractors through at least October 1, 2010.
The SCHIP Extension Act precludes the Secretary from implementing, during the three year moratorium period, the provisions added by the May 2007 final rule that extended the 25% rule to free-standing LTCHs and grandfathered HIHs. The SCHIP Extension Act also modifies, during the moratorium, the effect of the 25% rule for non-grandfathered LTCH HIHs, non-grandfathered satellites and grandfathered LTCH HIHs, as it applies to admissions from co-located hospitals. For HIHs and satellite facilities, the applicable percentage threshold is set at 50% and not phased in to the 25% level. For those HIHs and satellite facilities located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals, the percentage threshold is set at no more than 75%. The ARRA, as discussed below further revises the SCHIP Extension Act to postpone the percentage limitations established in the SCHIP Extension Act to the three cost reporting periods beginning on or after July 1, 2007 for freestanding LTCHs, grandfathered HIHs and grandfathered satellites and on or after October 1, 2007 for non-grandfathered LTCH HIHs and non-grandfathered satellites.
The SCHIP Extension Act also precludes the Secretary from implementing, for the three year period beginning on December 29, 2007, a one-time adjustment to the LTCH standard federal rate. This rule, established in the original LTCH-PPS regulations, permits CMS to restate the standard federal rate to reflect the effect of changes in coding since the LTCH-PPS base year. In the preamble to the May 2007 final rule, CMS discussed making a one-time prospective adjustment to the LTCH-PPS rates for the 2009 rate year. In addition, the SCHIP Extension Act reduced the Medicare payment update for the portion of RY 2008 from April 1, 2008 to June 30, 2008 to the same base rate applied to LTCH discharges during RY 2007.

For the three calendar years following December 29, 2007, the Secretary must impose a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities, and LTCH beds in existing LTCH or satellite facilities. This moratorium does not apply to LTCHs that, before the date of enactment, (1) began the qualifying period for payment under the LTCH-PPS, (2) have a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTCH and have expended at least 10% of the estimated cost of the project or $2,500,000, or (3) have obtained an approved certificate of need. As a result of the SCHIP Extension Act’s three calendar year moratorium on the development of new LTCHs, we have stopped all new LTCH development.
May 6, 2008 Interim Final Rule. On May 6, 2008, CMS published an interim final rule with comment period, which implemented portions of the SCHIP Extension Act. The May 6, 2008 interim final rule addressed: (1) the payment adjustment for very short-stay outliers, (2) the standard federal rate for the last three months of RY 2008, (3) adjustment of the high cost outlier fixed-loss amount for the last three months of RY 2008, and (4) made references to the SCHIP Extension Act in the discussion of the basis and scope of the LTCH-PPS rules.
May 9, 2008 Final Rule. On May 9, 2008, CMS published its annual payment rate update for the 2009 LTCH-PPS rate year, or “RY 2009” (affecting discharges and cost reporting periods beginning on or after July 1, 2008). The final rule adopts a 15-month rate update, from July 1, 2008 through September 30, 2009 and moves LTCH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule (October — September). For RY 2009, the rule establishes a 2.7% update to the standard federal rate. The rule increases the fixed-loss amount for high cost outlier cases to $22,960, which is $2,222 higher than the 2008 LTCH-PPS rate year. The final rule provides that CMS may make a one-time reduction in the LTCH-PPS rates to reflect a budget neutrality adjustment no earlier than December 29, 2010 and no later than October 1, 2012. CMS estimated this reduction will be approximately 3.75%.
May 22, 2008 Interim Final Rule. On May 22, 2008, CMS published an interim final rule with comment period, which implements portions of the SCHIP Extension Act not addressed in the May 6, 2008 interim final rule. Among other things, the May 22, 2008 interim final rule establishes a definition for “free-standing” LTCHs as a hospital that: (1) has a Medicare provider agreement, (2) has an average length of stay of greater than 25 days, (3) does not occupy space in a building used by another hospital, (4) does not occupy space in one or more separate or entire buildings located on the same campus as buildings used by another hospital and (5) is not part of a hospital that provides inpatient services in a building also used by another hospital.
August 2008 Final Rule. On August 19, 2008, CMS published the IPPS final rule for FY 2009 (affecting discharges and cost reports beginning on or after October 1, 2008 and before October 1, 2009), which made limited revisions to the classifications of cases in MS-LTC-DRGs. The final rule also includes a number of hospital ownership and physician referral provisions, including expansion of a hospital’s disclosure obligations by requiring physician-owned hospitals to disclose ownership or investment interests held by immediate family members of a referring physician. The final rule requires physician-owned hospitals to furnish to patients, on request, a list of physicians or immediate family members who own or invest in the hospital. Moreover, a physician-owned hospital must require all physician owners or investors who are also active members of the hospital’s medical staff to disclose in writing their ownership or investment interests in the hospital to all patients they refer to the hospital. CMS can terminate the Medicare provider agreement of a physician-owned hospital if it fails to comply with these disclosure provisions or with the requirement that a hospital disclose in writing to all patients whether there is a physician on-site at the hospital 24 hours per day, 7 days per week.
The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, the “ARRA.” The ARRA makes several technical corrections to the SCHIP Extension Act, including a clarification that, during the moratorium period established by the SCHIP Extension Act, the percentage threshold for grandfathered satellites is set at 50% and not phased in to the 25% level for admissions from a co-located hospital. In addition, the ARRA clarifies that the application of the percentage threshold is postponed for a LTCH HIH or satellite that was co-located with a provider-based, off-campus location of an IPPS hospital that did not deliver services payable under IPPS. The ARRA also provides that the postponement of the percentage threshold established in the SCHIP Extension Act will be effective for cost reporting periods beginning on or after July 1, 2007 for freestanding LTCHs and grandfathered HIHs and satellites and on or after October 1, 2007 for other LTCH HIHs and satellites.

June 3, 2009 Interim Final Rule. On June 3, 2009, CMS published an interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that will apply to the remainder of fiscal year 2009 (through September 30, 2009). This interim final rule revises the MS-LTC-DRG relative weights for payment under the LTCH-PPS for FY 2009 due to CMS’s misapplication of its established methodology in the calculation of the budget neutrality factor. This error resulted in relative weights that are higher, by approximately 3.9 percent for all of FY 2009 (October 1, 2008 through September 30, 2009) which has the effect of reducing reimbursement by approximately 3.9%. However, CMS is only applying the corrected weights to the remainder of fiscal year 2009 (that is, from June 3, 2009 through September 30, 2009).
July 31, 2009 Final Rule. On July 31, 2009, CMS released its annual payment rate update for the LTCH PPS for “FY 2010” (affecting discharges and cost reporting periods beginning on or after October 1, 2009 and before September 30, 2010). For FY 2010 CMS adopted a 2.5% increase in payments under the LTCH PPS. As a result, the standard federal rate for FY 2010 is set at $39,896.65, an increase from $39,114.36 in FY 2009. The increase in the standard federal rate uses a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The fixed loss amount for high cost outlier cases is set at $18,425. This is a decrease from the fixed loss amount in the 2009 rate year of $22,960.
The July 31, 2009 annual payment rate update also included an interim final rule with comment period implementing provisions of the ARRA discussed above, including amendments to provisions of the SCHIP Extension Act relating to payments to LTCHs and LTCH satellite facilities and increases in beds in existing LTCHs and LTCH satellite facilities under the LTCH PPS.
In the same federal register, CMS finalized three interim final rules with comment period that it previously published but had yet to respond to public comment. First, CMS finalized the June 3, 2009 interim final rule that adopted a new table of MS-LTC-DRG relative weights for the period between June 3, 2009 and September 30, 2009. Second, CMS finalized the May 6, 2008 interim final rule that implemented changes to LTCH PPS mandated by the SCHIP Extension Act addressing: (1) payment adjustments for certain short-stay outliers, (2) the federal standard rate for the last three months of rate year 2008, and (3) adjustment of the high cost outlier fixed-loss amount. Finally, CMS finalized the May 22, 2008 interim final rule that implemented changes to LTCH PPS mandated by the SCHIP Extension Act modifying the percentage threshold policy for certain LTCHs and addressing the three-year moratorium on the establishment of new LTCHs and bed increases at existing LTCHs and LTCH satellites.
Medicare Reimbursement of Outpatient Rehabilitation Services
CMS released the final rule for the 2009 Medicare physician fee schedule on October 30, 2008. The final rule increased the annual per beneficiary cap on outpatient therapy services for 2009 to $1,840 for combined physical therapy and speech language pathology services and $1,840 for occupational therapy services. The per beneficiary cap was $1,810 for calendar year 2008. The final rule also extended the therapy cap exceptions process through December 31, 2009 as authorized by Congress.

Medicare Reimbursement of Inpatient Rehabilitation Facility Services
The following is a summary of significant changes to the Medicare prospective payment system for inpatient rehabilitation facilities or “IRF-PPS” during 2008 and 2009.
August 2008 Final Rule. On August 8, 2008, CMS published the final rule for the inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for FY 2009. The final rule included changes to the IRF-PPS regulations designed to implement portions of the SCHIP Extension Act. In particular, the patient classification criteria compliance threshold was established at 60 percent (with comorbidities counting toward this threshold). In addition to updating the various values that compose the IRF-PPS, the final rule updated the outlier threshold amount to $10,250 from $7,362 for fiscal year 2008.
July 31, 2009 Final Rule. On July 31, 2009, CMS released its final rule establishing the annual payment rate update for the IRF-PPS for FY 2010 (affecting discharges and cost reporting periods beginning on October 1, 2009 through September 30, 2010). The standard federal rate is established at $13,661 for FY 2010, an increase from $12,958 in FY 2009. The proposed outlier threshold amount is set at $10,652, an increase from $10,250 in FY 2009.
In the same final rule, CMS adopted new coverage criteria, including requirements for preadmission screening, post-admission evaluations, and individualized treatment planning that emphasize the role of physicians in ordering and overseeing beneficiaries’ IRF care. Among other things, the rule requires IRF services to be ordered by a rehabilitation physician with specialized training and experience in rehabilitation services and be coordinated by an interdisciplinary team meeting the rule’s specifications. The interdisciplinary team must meet weekly to review the patient’s progress and make any needed adjustments to the individualized plan of care. IRFs must use qualified personnel to provide required rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services (CMS notes that it also is considering adopting specific standards on the use of group therapies at a future date). The rule also includes new documentation requirements, including a requirement that IRFs submit patient assessment data on Medicare Advantage patients.
While the final rule’s payment rate updates are effective for IRF discharges on or after October 1, 2009, CMS has adopted a January 1, 2010 effective date for the new coverage requirements to provide facilities more time to comply with the new framework. If we fail to implement the new coverage criteria, claims for our services may be denied in whole or part.
Professional Licensure and Corporate Practice
Healthcare professionals at our hospitals and outpatient rehabilitation clinics are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications.
Some states prohibit the “corporate practice of therapy” so that business corporations such as ours are restricted from practicing therapy through the direct employment of therapists. The laws relating to corporate practice vary from state to state, and are not fully developed in each state in which we have clinics. We believe that each of our outpatient therapy clinics complies with any current corporate practice prohibition of the state in which it is located. For example, in those states that apply the corporate practice prohibition, we either contract to obtain therapy services from an entity permitted to employ therapists or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided. However, in those states where we furnish our services through business corporations, future interpretations of the corporate practice prohibition, enactment of new legislation or adoption of new regulations could have a material adverse effect on the business and operations of our outpatient therapy clinics. If new legislation, regulations or interpretations establish that our clinics do not comply with state corporate practice prohibition, we could be subject to civil, and perhaps criminal, penalties, and may be required to restructure our business operations or close our clinics in any such state.

Facility Licensure, Certification and Accreditation
Our hospitals and outpatient rehabilitation clinics are subject to extensive and changing federal, state and local regulations and private accreditation standards. Hospitals are required to comply with state hospital standards setting requirements related to patient rights, composition and responsibilities of the hospital governing body, medical staff, quality improvement, infection control, nursing services, food and nutrition, medical records, drug distribution, diagnostic and treatment services, surgical services, emergency services and social work. Our hospitals are also required to meet conditions of participation under Medicare programs in order to qualify to receive reimbursement under these programs. In addition, many of our hospitals and outpatient rehabilitation clinics are accredited by The Joint Commission by voluntarily complying with a specific set of accreditation standards.
Our hospitals and outpatient rehabilitation clinics are subject to inspections, surveys and other reviews by governmental and private regulatory authorities, not only at scheduled intervals but also in response to complaints from patients and others. While our hospitals and outpatient rehabilitation clinics intend to comply with existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by an applicable regulatory authority that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties or loss of licensure, Medicare certification or accreditation. These consequences could have a material adverse effect on the Company.
Federal Health Care Reform Proposals
Additional changes in federal health care policy have been proposed by President Obama and are expected to be considered by Congress this year. Specifically, on February 26, 2009, the Obama Administration released its proposed federal budget for fiscal year 2010, which would establish a reserve fund of $633.8 billion over 10 years to finance comprehensive health reform. The reserve fund would be paid for by tax increases and health system savings. Among other things, the plan calls for bundled payments to hospitals that would cover not just the hospitalization, but care from certain post-acute providers for the 30 days after the hospitalization. A significant portion of the services furnished by our specialty hospitals and outpatient rehabilitation clinics are to patients discharged from acute care hospitals. Therefore, the proposal to bundle payments to hospitals could have a material impact on volume of referrals to our facilities by acute care hospitals and the payment rates that we receive for our services.
On June 15, 2009, the Obama Administration released new proposals to cut an additional $313 billion from Medicare and Medicaid over 10 years, in addition to the provisions included in the Administration’s proposed fiscal year 2010 budget. Among other things, the Administration endorses adopting the Medicare Payment Advisory Commission’s recommendations for reducing payments in 2010 to inpatient rehabilitation facilities and long term care hospitals, including a proposal to reduce payments to long term acute care hospitals by 1.8 percent. In addition, the Administration endorses implementing additional prepayment reviews in order to cut waste, fraud, and abuse in the federal health care programs.

Operating Statistics
The following table sets forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the table reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities and closures. The operating statistics reflect data for the period of time these operations were managed by us.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Specialty hospital data(1):
Hospitals — start of period	92	92	87	93
Hospital start-ups	—	1	5	1
Hospitals acquired	2	1	2	1
Hospitals consolidated	(1)	—	(1)	—
Hospitals closed	(1)	(1)	(1)	(2)

Hospitals owned — end of period	92	93	92	93
Hospitals managed — end of period	—	1	—	1

Total hospitals (all) — end of period	92	94	92	94

Available licensed beds	4,144	4,173	4,144	4,173
Admissions	9,977	10,466	30,891	31,775
Patient days	243,807	248,504	756,093	757,487
Average length of stay (days)	25	24	25	24
Net revenue per patient day(2)	$1,446	$1,489	$1,434	$1,500
Occupancy rate	64%	65%	68%	66%
Percent patient days — Medicare	65%	65%	66%	65%
Outpatient rehabilitation data:
Clinics owned — start of period	894	875	918	880
Clinics acquired	3	2	3	3
Clinic start-ups	3	2	12	9
Clinics closed/sold	(13)	(6)	(46)	(19)

Clinics owned — end of period	887	873	887	873
Clinics managed — end of period	78	74	78	74

Total clinics (all) — end of period	965	947	965	947

Visits	1,106,529	1,126,096	3,430,138	3,385,733
Net revenue per visit(3)	$101	$101	$102	$102

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital inpatient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	85.0	82.3	85.0	82.3
General and administrative(2)	2.2	6.3	2.2	6.3
Bad debt expense	2.4	2.2	2.4	2.2
Depreciation and amortization	3.4	3.2	3.4	3.2

Income from operations	7.0	6.0	7.0	6.0
Gain on early retirement of debt	—	0.2	—	—
Other income	—	—	0.3	0.4
Interest expense, net	(6.9)	(6.1)	(5.3)	(4.6)

Income from operations before income taxes	0.1	0.1	2.0	1.8
Income tax expense (benefit)	0.0	(0.2)	0.7	0.4

Net income	0.1	0.3	1.3	1.4
Net income attributable to non-controlling interest	0.2	0.2	0.2	0.2

Net income (loss) attributable to Holdings and Select	(0.1)%	0.1%	1.1%	1.2%

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.6	81.2	83.6	81.2
General and administrative(2)	2.2	3.6	2.2	3.6
Bad debt expense	2.2	2.0	2.2	2.0
Depreciation and amortization	3.3	3.2	3.3	3.2

Income from operations	8.7	10.0	8.7	10.0
Gain on early retirement of debt	—	1.0	—	0.9
Other income (expense)	—	—	(0.1)	0.2
Interest expense, net	(6.8)	(6.1)	(5.2)	(4.5)

Income from operations before income taxes	1.9	4.9	3.4	6.6
Income tax expense	0.9	2.0	1.4	2.6

Net income	1.0	2.9	2.0	4.0
Net income attributable to non-controlling interest	0.1	0.1	0.1	0.1

Net income attributable to Holdings and Select	0.9%	2.8%	1.9%	3.9%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended			Three Months Ended
	September 30,			September 30,
	2008	2009	% Change	2008	2009	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$358,838	$376,859	5.0%	$358,838	$376,859	5.0%
Outpatient rehabilitation	160,303	168,751	5.3	160,303	168,751	5.3
Other	38	11	(71.1)	38	11	(71.1)

Total company	$519,179	$545,621	5.1%	$519,179	$545,621	5.1%

Income (loss) from operations:
Specialty hospitals	$38,381	$53,896	40.4%	$38,381	$53,896	40.4%
Outpatient rehabilitation	10,212	14,616	43.1	10,212	14,616	43.1
Other (2)	(12,435)	(35,607)	N/M	(12,435)	(35,607)	N/M

Total company	$36,158	$32,905	(9.0)%	$36,158	$32,905	(9.0)%

Adjusted EBITDA:(3)
Specialty hospitals	$49,137	$64,381	31.0%	$49,137	$64,381	31.0%
Outpatient rehabilitation	16,405	20,898	27.4	16,405	20,898	27.4
Other	(11,031)	(12,236)	(10.9)	(11,031)	(12,236)	(10.9)

Adjusted EBITDA margins:(3)
Specialty hospitals	13.7%	17.1%	24.8%	13.7%	17.1%	24.8%
Outpatient rehabilitation	10.2	12.4	21.6	10.2	12.4	21.6
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,900,485	$1,898,494		$1,900,485	$1,898,494
Outpatient rehabilitation	502,943	484,703		502,943	484,703
Other	109,733	381,545		105,881	378,356

Total company	$2,513,161	$2,764,742		$2,509,309	$2,761,553

Purchases of property and equipment, net:
Specialty hospitals	$5,997	$12,371		$5,997	$12,371
Outpatient rehabilitation	3,235	1,566		3,235	1,566
Other	431	332		431	332

Total company	$9,663	$14,269		$9,663	$14,269

	Select Medical Holdings Corporation			Select Medical Corporation
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2009	% Change	2008	2009	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$1,104,731	$1,156,422	4.7%	$1,104,731	$1,156,422	4.7%
Outpatient rehabilitation	501,375	509,760	1.7	501,375	509,760	1.7
Other	157	146	(7.0)	157	146	(7.0)

Total company	$1,606,263	$1,666,328	3.7%	$1,606,263	$1,666,328	3.7%

Income (loss) from operations:
Specialty hospitals	$134,985	$180,100	33.4%	$134,985	$180,100	33.4%
Outpatient rehabilitation	42,354	48,797	15.2	42,354	48,797	15.2
Other (2)	(38,416)	(62,978)	(63.9)	(38,416)	(62,978)	(63.9)

Total company	$138,923	$165,919	19.4%	$138,923	$165,919	19.4%

Adjusted EBITDA:(3)
Specialty hospitals	$167,617	$212,122	26.6%	$167,617	$212,122	26.6%
Outpatient rehabilitation	60,248	67,476	12.0	60,248	67,476	12.0
Other	(34,070)	(37,277)	(9.4)	(34,070)	(37,277)	(9.4)

Adjusted EBITDA margins:(3)
Specialty hospitals	15.2%	18.3%	20.4%	15.2%	18.3%	20.4%
Outpatient rehabilitation	12.0	13.2	10.0	12.0	13.2	10.0
Other	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,900,485	$1,898,494		$1,900,485	$1,898,494
Outpatient rehabilitation	502,943	484,703		502,943	484,703
Other	109,733	381,545		105,881	378,356

Total company	$2,513,161	$2,764,742		$2,509,309	$2,761,553

Purchases of property and equipment, net:
Specialty hospitals	$23,385	$27,748		$23,385	$27,748
Outpatient rehabilitation	10,048	6,575		10,048	6,575
Other	2,337	927		2,337	927

Total company	$35,770	$35,250		$35,770	$35,250

The following tables reconcile same hospitals information:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$358,838	$376,859	$358,838	$376,859
Less: Specialty hospitals in development, opened or closed after 1/1/08	13,386	27,995	13,386	27,995

Specialty hospitals same store net operating revenue	$345,452	$348,864	$345,452	$348,864

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$49,137	$64,381	$49,137	$64,381
Less: Specialty hospitals in development, opened or closed after 1/1/08	(6,161)	1,265	(6,161)	1,265

Specialty hospitals same store Adjusted EBITDA(3)	$55,298	$63,116	$55,298	$63,116

All specialty hospitals Adjusted EBITDA margin(3)	13.7%	17.1%	13.7%	17.1%
Specialty hospitals same store Adjusted EBITDA margin(3)	16.0%	18.1%	16.0%	18.1%

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$1,104,731	$1,156,422	$1,104,731	$1,156,422
Less: Specialty hospitals in development, opened or closed after 1/1/08	36,456	79,885	36,456	79,885

Specialty hospitals same store net operating revenue	$1,068,275	$1,076,537	$1,068,275	$1,076,537

Adjusted EBITDA(3)
Specialty hospitals Adjusted EBITDA(3)	$167,617	$212,122	$167,617	$212,122
Less: Specialty hospitals in development, opened or closed after 1/1/08	(17,587)	(992)	(17,587)	(992)

Specialty hospitals same store Adjusted EBITDA(3)	$185,204	$213,114	$185,204	$213,114

All specialty hospitals Adjusted EBITDA margin(3)	15.2%	18.3%	15.2%	18.3%
Specialty hospitals same store Adjusted EBITDA margin(3)	17.3%	19.8%	17.3%	19.8%

N/M	— Not Meaningful.

(1)	Cost of services include salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	Includes non-recurring charges related to Holding’s initial public offering of $18.3 million in long term incentive compensation and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering.

(3)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain on early retirement of debt, other income (expense), stock compensation expense, long term incentive compensation and non-controlling interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 10 to our interim unaudited consolidated financial statements for the period ended September 30, 2009 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
In the following discussion, we address the results of operations of Select and Holdings. With the exception of incremental interest expense, gain on early retirement of debt and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interest is identical for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased by 5.1% to $545.6 million for the three months ended September 30, 2009 compared to $519.2 million for the three months ended September 30, 2008.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 5.0% to $376.9 million for the three months ended September 30, 2009 compared to $358.8 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, the hospitals opened in 2008 increased net operating revenues by $15.7 million, and the hospitals acquired in 2008 and 2009 increased net operating revenues by $2.8 million. These increases were offset partially by the loss of revenues from hospitals that closed during 2008 and 2009, which accounted for $3.8 million of the difference in net operating revenues between the three months ended September 30, 2008 and September 30, 2009. Net operating revenues for the specialty hospitals opened as of January 1, 2008 and operated by us throughout both periods increased by $3.4 million to $348.9 million for the three months ended September 30, 2009, compared to $345.5 million for the three months ended September 30, 2008. Our patient days for these same store hospitals decreased 1.1% which consisted of a decline in both our Medicare and non-Medicare patient days. The occupancy percentage in our same store hospitals decreased to 67% for the three months ended September 30, 2009 from 68% for the three months ended September 30, 2008. The effect on net operating revenues from the decrease in patient days was offset by an increase in our average net revenue per patient day. Our average net revenue per patient day in our same store hospitals increased 1.9% to $1,477 for the three months ended September 30, 2009 from $1,450 for the three months ended September 30, 2008. This increase in net revenue per patient day was primarily the result of an increase in the severity of the Medicare cases we treated.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 5.3% to $168.8 million for the three months ended September 30, 2009 compared to $160.3 million for the three months ended September 30, 2008. The increase is principally related to an increase in contracted services based revenue. The number of patient visits in our outpatient rehabilitation clinics increased 1.8% for the three months ended September 30, 2009 to 1,126,096 visits compared to 1,106,529 visits for the three months ended September 30, 2008. Net revenue per visit in our clinics was $101 for both the three months ended September 30, 2009 and 2008.
Operating Expenses
Our operating expenses increased by $29.8 million to $495.0 million for the three months ended September 30, 2009 compared to $465.2 million for the three months ended September 30, 2008. The principal cause of this increase were compensation costs of $22.0 million that we incurred associated with our initial public offering of common stock. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. As a percentage of our net operating revenues, our operating expenses were 90.8% for the three months ended September 30, 2009 compared to 89.6% for the three months ended September 30, 2008. Our cost of services increased by 1.7% to $448.7 million for the three months ended September 30, 2009 from $441.4 million for the three months ended September 30, 2008. A major component of these costs is our labor expense. This increase was the result of an increase in the cost of services in both our specialty hospital and outpatient rehabilitation segments. The increase in cost of services we experienced in the specialty hospital segment was due to an increase in patient volume in the hospitals we opened or acquired in 2008. The increase in cost of services we experienced in the outpatient rehabilitation segment was due to the increase in contracted services based business. Another component of cost of services is facility rent expense, which was $29.1 million for the three months ended September 30, 2009 compared to $27.8 million for the three months ended September 30, 2008. General and administrative expenses were $34.6 million for the three months ended September 30, 2009 compared to $11.5 million for the three months ended September 30, 2008. The increase in general and administrative expenses is principally related to an $18.3 million payment under our Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering of common stock. Our bad debt expense as a percentage of net operating revenues was 2.2% for the three months ended September 30, 2009 compared to 2.4% for the three months ended September 30, 2008.
Adjusted EBITDA
Specialty Hospitals. Adjusted EBITDA increased by 31.0% to $64.4 million for the three months ended September 30, 2009 compared to $49.1 million for the three months ended September 30, 2008. Our Adjusted EBITDA margins increased to 17.1% for the three months ended September 30, 2009 from 13.7% for the three months ended September 30, 2008. The hospitals opened as of January 1, 2008 and operated by us throughout both periods had Adjusted EBITDA of $63.1 million for the three months ended September 30, 2009, an increase of $7.8 million or 14.1% over the Adjusted EBITDA of $55.3 million for these hospitals for the three months ended September 30, 2008. Our Adjusted EBITDA margin in these same store hospitals increased to 18.1% for the three months ended September 30, 2009 from 16.0% for the three months ended September 30, 2008. The principal reason for the growth in our Adjusted EBITDA margin for these same store hospitals is an increase in our net revenue per patient day due to an increase in the severity of our Medicare cases while we controlled our costs related to these cases, and a reduction in bad debt expense. We also reduced the Adjusted EBITDA losses in our recently opened hospitals. Our hospitals opened during 2008 had Adjusted EBITDA of $1.3 million for the three months ended September 30, 2009 compared to Adjusted EBITDA losses of $5.7 million incurred for the three months ended September 30, 2008.

Outpatient Rehabilitation. Adjusted EBITDA increased by 27.4% to $20.9 million for the three months ended September 30, 2009 compared to $16.4 million for the three months ended September 30, 2008. Our Adjusted EBITDA margins increased to 12.4% for the three months ended September 30, 2009 from 10.2% for the three months ended September 30, 2008.
Other. The Adjusted EBITDA loss was $12.2 million for the three months ended September 30, 2009 compared to an Adjusted EBITDA loss of $11.0 million for the three months ended September 30, 2008 and is due to our general and administrative expenses. The increase of $1.2 million is related to increases in non-salary related costs.
Income from Operations
For the three months ended September 30, 2009 we experienced income from operations of $32.9 million compared to $36.2 million for the three months ended September 30, 2008. The decrease in income from operations is due to the compensation costs of $22.0 million we incurred associated with our initial public offering of common stock. This increase in costs was offset by increases in income from operations in the hospitals opened as of January 1, 2008 and operated by us throughout both periods, the hospitals we opened in 2008 and our outpatient rehabilitation segment.
Gain on Early Retirement of Debt
Select Medical Holdings Corporation. For the three months ended September 30, 2009, we paid approximately $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These notes had a carrying value of $7.7 million. A gain on early retirement of debt in the amount of $1.1 million was recognized on the transaction, which was net of the write-off of unamortized deferred financing costs related to the repurchased debt.
Interest Expense
Select Medical Corporation. Interest expense was $25.1 million for the three months ended September 30, 2009 compared to $27.4 million for the three months ended September 30, 2008. The decrease in interest expense is related to lower average outstanding debt balances in 2009 and a decline in interest rates.
Select Medical Holdings Corporation. Interest expense was $33.5 million for the three months ended September 30, 2009 compared to $36.2 million for the three months ended September 30, 2008. The decrease in interest expense is related to lower average outstanding debt balances in 2009 and a decline in interest rates.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $2.5 million for the three months ended September 30, 2009. The expense represented an effective tax rate of 24.9%. We recorded income tax expense of $3.4 million for the three months ended September 30, 2008. The expense represented an effective tax rate of 33.6%. In the three months ended September 30, 2009, we resolved with the Internal Revenue Service additional deductions related to our 2005 tax return that resulted in interest being paid to us by the Internal Revenue Service. The total effect of this benefit is reflected in our effective tax rate for this period. Had this settlement not occurred, our effective tax rate would have been approximately 41.0% for the period.

Select Medical Holdings Corporation. We recorded income tax benefit of $0.8 million for the three months ended September 30, 2009. We recorded income tax benefit of $0.1 million for the three months ended September 30, 2008. In both periods we had minimal income from operations before income taxes. Because income taxes are estimated on an annualized basis, any changes in the estimates are adjusted through the current period. The significant reduction in taxable income in both periods resulted in adjustments that yield small tax benefits in the periods. Additionally during the three months ended September 30, 2009 we resolved with the Internal Revenue Service additional deductions related to our 2005 tax return that resulted in interest being paid to us by the Internal Revenue Service. The total effect of this interest benefit is reflected in our effective tax rate for this period.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $0.8 million for the three months ended September 30, 2009 and $1.0 million for the three months ended September 30, 2008.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
In the following discussion, we address the results of operations of Select and Holdings. With the exception of incremental interest expense, gain on early retirement of debt and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interest is identical for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased by 3.7% to $1,666.3 million for the nine months ended September 30, 2009 compared to $1,606.3 million for the nine months ended September 30, 2008.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 4.7% to $1,156.4 million for the nine months ended September 30, 2009 compared to $1,104.7 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, the hospitals opened in 2008 increased net operating revenues by $50.0 million and the hospitals acquired in 2008 and 2009 increased net operating revenues by $9.6 million. These increases were offset partially by the loss of revenues from hospitals that closed during 2008 and 2009, which accounted for $16.2 million of the difference in net operating revenues between the nine months ended September 30, 2008 and September 30, 2009. Net operating revenues for the specialty hospitals opened as of January 1, 2008 and operated by us throughout both periods increased by $8.3 million to $1,076.5 million for the nine months ended September 30, 2009, compared to $1,068.3 million for the nine months ended September 30, 2008. Our patient days for these same store hospitals decreased 3.2% and was attributable to a decline in our Medicare patient days. The occupancy percentage in our same store hospitals decreased to 69% for the nine months ended September 30, 2009 from 71% for the nine months ended September 30, 2008. The effect on net operating revenues from the decrease in patient days was offset by an increase in our average net revenue per patient day. Our average net revenue per patient day in our same store hospitals increased 4.0% to $1,497 for the nine months ended September 30, 2009 from $1,439 for the nine months ended September 30, 2008. This increase in net revenue per patient day was primarily the result of an increase in the severity of the Medicare cases we treated.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues was $509.8 million for the nine months ended September 30, 2009 compared to $501.4 million for the nine months ended September 30, 2008. The increase in our outpatient rehabilitation net operating revenues is due to an increase in contracted services based revenue resulting from new business offset by a reduction in the net operating revenues generated by our outpatient rehabilitation clinics. The number of patient visits in our outpatient rehabilitation clinics decreased 1.3% for the nine months ended September 30, 2009 to 3,385,733 visits compared to 3,430,138 visits for the nine months ended September 30, 2008. The decline in visits, which principally occurred during the first quarter of 2009, was the result of various factors in numerous locations where we operate, including staffing shortages and increased competition. Net revenue per visit in our clinics was $102 for both the nine months ended September 30, 2009 and 2008.
Operating Expenses
Our operating expenses increased by $32.9 million to $1,447.1 million for the nine months ended September 30, 2009 compared to $1,414.2 million for the nine months ended September 30, 2008. The principal cause of this increase were compensation costs of $22.0 million that we incurred associated with our initial public offering of common stock. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. As a percentage of our net operating revenues, our operating expenses were 86.8% for the nine months ended September 30, 2009 compared to 88.0% for the nine months ended September 30, 2008. Our cost of services were $1,353.1 million for the nine months ended September 30, 2009 compared to $1,343.0 million for the nine months ended September 30, 2008. A major component of these costs is our labor expense. This increase was principally the result of an increase in the cost of services in our specialty hospital segment. The increase in cost of services we experienced in the specialty hospital segment was due to an increase in patient volume in the hospitals we opened or acquired in 2008. Another component of cost of services is facility rent expense, which was $87.4 million for the nine months ended September 30, 2009 compared to $82.4 million for the nine months ended September 30, 2008. General and administrative expenses were $60.3 million for the nine months ended September 30, 2009 compared to $35.8 million for the nine months ended September 30, 2008. The increase of $24.4 million in general and administrative expense is primarily related to an $18.3 million payment under our Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering of common stock. The remaining increase occurred in non-salary related operating expenses. Our bad debt expense as a percentage of net operating revenues was 2.0% for the nine months ended September 30, 2009 compared to 2.2% for the nine months ended September 30, 2008.
Adjusted EBITDA
Specialty Hospitals. Adjusted EBITDA increased by 26.6% to $212.1 million for the nine months ended September 30, 2009 compared to $167.6 million for the nine months ended September 30, 2008. Our Adjusted EBITDA margins increased to 18.3% for the nine months ended September 30, 2009 from 15.2% for the nine months ended September 30, 2008. The hospitals opened as of January 1, 2008 and operated by us throughout both periods had Adjusted EBITDA of $213.1 million for the nine months ended September 30, 2009, an increase of $27.9 million or 15.1% over the Adjusted EBITDA of $185.2 million for these hospitals for the nine months ended September 30, 2008. Our Adjusted EBITDA margin in these same store hospitals increased to 19.8% for the nine months ended September 30, 2009 from 17.3% for the nine months ended September 30, 2008. The principal reason for the growth in our Adjusted EBITDA margin for these same store hospitals is an increase in our net revenue per patient day due to an increase in the severity of our Medicare cases while we controlled our costs related to these cases. We also reduced the Adjusted EBITDA losses in our recently opened hospitals. Our hospitals opened during 2008 incurred Adjusted EBITDA losses of $1.6 million for the nine months ended September 30, 2009 compared to Adjusted EBITDA losses of $17.9 million incurred for the nine months ended September 30, 2008.

Outpatient Rehabilitation. Adjusted EBITDA increased by 12.0% to $67.5 million for the nine months ended September 30, 2009 compared to $60.2 million for the nine months ended September 30, 2008. Our Adjusted EBITDA margins increased to 13.2% for the nine months ended September 30, 2009 from 12.0% for the nine months ended September 30, 2008. The increase in Adjusted EBITDA was primarily the result of the growth in our contracted services outpatient business.
Other. The Adjusted EBITDA loss was $37.3 million for the nine months ended September 30, 2009 compared to an Adjusted EBITDA loss of $34.1 million for the nine months ended September 30, 2008 and is primarily related to our general and administrative expenses. The increase of $3.2 million is related to increases in non-salary related costs.
Income from Operations
For the nine months ended September 30, 2009 we experienced income from operations of $165.9 million compared to $138.9 million for the nine months ended September 30, 2008. The increase in income from operations resulted primarily from the improved operating performance we experienced in both the specialty hospitals opened in 2008 and the specialty hospitals opened as of January 1, 2008 and operated by us throughout both periods, and was offset by the compensation costs of $22.0 million we incurred associated with our initial public offering of common stock.
Gain on Early Retirement of Debt
Select Medical Corporation. For the nine months ended September 30, 2009, we paid approximately $30.1 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized on the transactions which was net of the write-off of unamortized deferred financing costs related to the repurchased debt.
Select Medical Holdings Corporation. For the nine months ended September 30, 2009, we paid approximately $30.1 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized on the transactions which was net of the write-off of unamortized deferred financing costs related to the debt. In addition for the nine months ended September 30, 2009, we paid approximately $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These notes have a carrying value of $7.7 million. A gain on early retirement of debt in the amount of $1.1 million was recognized on the transaction which was net of the write-off of unamortized deferred financing costs related to the repurchased debt.
Interest Expense
Select Medical Corporation. Interest expense was $75.9 million for the nine months ended September 30, 2009 compared to $83.4 million for the nine months ended September 30, 2008. The decrease in interest expense is related to lower average outstanding debt balances in 2009 and a decline in interest rates.
Select Medical Holdings Corporation. Interest expense was $101.8 million for the nine months ended September 30, 2009 compared to $109.6 million for the nine months ended September 30, 2008. The decrease in interest expense is related to lower average outstanding debt balances in 2009 and a decline in interest rates.

Income Taxes
Select Medical Corporation. We recorded income tax expense of $43.1 million for the nine months ended September 30, 2009. The expense represented an effective tax rate of 39.4%. We recorded income tax expense of $22.6 million for the nine months ended September 30, 2008. The expense represented an effective tax rate of 41.4%. The reduction in the effective tax rate for the nine months ended September 30, 2009 is principally due to a reduction in the reserve for uncertain tax positions, a reduction in the accrued interest and penalties associated with these uncertain tax positions, a reduction in valuation reserves recorded related to estimated unusable state net operating losses, estimated interest to be received on additional deductions being allowed by the Internal Revenue Service on our 2005 tax return and the smaller relative effect that permanent items have on the effective tax rate due to the increase in our taxable income.
Select Medical Holdings Corporation. We recorded income tax expense of $33.1 million for the nine months ended September 30, 2009. The expense represented an effective tax rate of 41.0%. We recorded income tax expense of $13.9 million for the nine months ended September 30, 2008. The expense represented an effective tax rate of 46.8%. The reduction in the effective tax rate for the nine months ended September 30, 2009 is principally due to a reduction in the reserve for uncertain tax positions, a reduction in the accrued interest and penalties associated with these uncertain tax positions, a reduction in valuation reserves recorded related to estimated unusable state net operating losses, estimated interest to be received on additional deductions being allowed by the Internal Revenue Service on our 2005 tax return and the smaller relative effect that permanent items have on the effective tax rate due to the increase in our taxable income.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $2.2 million for the nine months ended September 30, 2009 and $2.1 million for the nine months ended September 30, 2008.
Liquidity and Capital Resources
The following table summarizes the statement of cash flows of Holdings and Select for the nine months ended September 30, 2008 and 2009:

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$33,973	$93,447	$66,779	$126,266
Cash flows used in investing activities	(40,578)	(34,290)	(40,578)	(34,290)
Cash flows provided by (used in) financing activities	11,443	157,075	(21,363)	124,256

Net increase in cash and cash equivalents	4,838	216,232	4,838	216,232
Cash and cash equivalents at beginning of period	4,529	64,260	4,529	64,260

Cash and cash equivalents at end of period	$9,367	$280,492	$9,367	$280,492

Operating activities for Select provided $126.3 million and $66.8 million of cash flow for the nine months ended September 30, 2009 and September 30, 2008, respectively. The principal reason for the increase in our operating cash flow was the increase in our net income, a smaller increase in our accounts receivable and the use of federal net operating losses to minimize our tax payments during the nine months ended September 30, 2009. Our days sales outstanding were 52 days at September 30, 2009 compared to 53 days at December 31, 2008. Our days sales outstanding were 55 days at September 30, 2008 compared to 48 days at December 31, 2007.

The operating cash flow of Select exceeds the operating cash flow of Holdings by $32.8 million for both the nine months ended September 30, 2009 and for the nine months ended September 30, 2008. The difference relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
Investing activities used $34.3 million of cash flow for the nine months ended September 30, 2009. The use of cash was $35.3 million related to the purchase of property and equipment and $0.4 million in acquisition related payments, offset by $1.3 million of proceeds from the sale of property. Investing activities used $40.6 million of cash flow for the nine months ended September 30, 2008. The primary use of cash in the nine months ended September 30, 2008 was $35.8 million related to the purchase of property and equipment and $7.4 million related to the acquisition of businesses and the final settlement of the purchase price for the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. These cash outflows were offset by proceeds of $2.6 million related to the sale of a minority interest in a specialty hospital and sale of real property.
Financing activities for Select provided $124.3 million of cash flow for the nine months ended September 30, 2009. The primary source of cash related to $282.0 in net proceeds from Holdings’ initial public offering of common stock offset by the repurchase of a portion of Select’s 7 5/8% senior subordinated notes for $30.1 million, repayment of bank overdrafts of $21.1 million, net payments on our senior secured credit facility of $65.0 million, dividends paid to Holdings to fund interest payments of $39.4 million, $2.5 million in distributions to non-controlling interests and net payments related to seller and other debt of $0.6 million. Financing activities used $21.4 million of cash flow for the nine months ended September 30, 2008. The primary usage of cash related to dividends paid to Holdings to fund interest payments of $33.4 million, repayment of bank overdrafts of $7.2 million, principal payments on seller and other debt of $4.0 million and distributions to minority interests of $1.7 million offset by borrowings, net of repayments, on our senior secured credit facility of $24.9 million. The net borrowings on our senior secured credit facility were used to fund the slow-down we experienced in our collection of accounts receivable and our purchase of property and equipment.
The difference in cash flows provided by (used in) financing activities of Holdings compared to Select of $32.8 million for both the nine months ended September 30, 2009 and the nine months ended September 30, 2008 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its senior subordinated notes and its senior floating rate notes and to fund repurchases of common and preferred stock.
Capital Resources
Select Medical Corporation. Select had net working capital of $234.3 million at September 30, 2009 compared to net working capital of $100.1 million at December 31, 2008. The principal reason for the increase is due to the cash received upon the closing of Holdings’ initial public offering of common stock on September 30, 2009 offset by the increase in the current portion of long term debt that resulted from the mandatory repayment obligation that was triggered under our senior secured credit facility upon the consummation of the initial public offering.
Select Medical Holdings Corporation. Holdings had net working capital of $231.4 million at September 30, 2009 compared to net working capital of $118.4 million at December 31, 2008. The principal reason for the increase is due to the cash received upon the closing of our initial public offering of common stock on September 30, 2009 offset by the increase in the current portion of long term debt that resulted from the mandatory repayment obligation that was triggered under our senior secured credit facility upon the consummation of the initial public offering.

After giving effect to Amendment No. 3 to our senior secured credit facility (as described below), our senior secured credit facility provides for senior secured financing of up to $980.0 million, consisting of:
•	a $300.0 million revolving loan facility that will terminate on February 24, 2011, including both a letter of credit sub-facility and a swingline loan sub-facility, and
•	$268.6 million in term loans that mature on February 24, 2012 (the “Tranche B Term Loans”), and
•	$384.5 million in term loans that mature on August 22, 2014 (the “Tranche B-1 Term Loans”).
The interest rates per annum applicable to loans, other than swingline loans and Tranche B-1 Term Loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The interest rates per annum applicable to the Tranche B-1 Term Loans under our senior credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for borrowings under our revolving loans is subject to change based upon the ratio of Select’s total indebtedness to consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage for revolving loans is currently (1) 1.50% for alternate base rate loans and (2) 2.50% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B Term Loans are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B-1 Term Loans are (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans.
Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios which become more restrictive over time. For the four consecutive fiscal quarters ended September 30, 2009, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA (as defined in our senior secured credit facility) to cash interest expense) for the prior four consecutive fiscal quarters of at least 2.00 to 1.00. Select’s interest expense coverage ratio was 2.47 to 1.00 for such period. As of September 30, 2009, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 5.00 to 1.00. Select’s leverage ratio was 3.89 to 1.00 as of September 30, 2009.
Also, as of September 30, 2009, we had $179.1 million of availability under our revolving loan facility (after giving effect to $30.9 million of outstanding letters of credit).
Our initial public offering of common stock triggered the mandatory prepayment obligation under our senior secured credit facility in the amount of 50% of the net proceeds we received in the offering. On October 5, 2009 we repaid to the lenders under the senior secured credit facility $139.4 million, of which $57.3 million was applied to Tranche B term loans and $82.1 million was applied to Tranche B-1 term loans. On October 16, 2009, we made an additional $12.1 million voluntary prepayment of Tranche B Term Loans with a portion of the initial public offering proceeds.

On October 28, 2009, the underwriters purchased an additional 3,602,700 shares pursuant to their over-allotment option. We received $33.9 million of net proceeds from the exercise of the over-allotment option. On November 3, 2009 we repaid $16.9 million of debt under our senior secured credit facility, of which $6.7 million was applied to Tranche B term loans and $10.2 million was applied to Tranche B-1 term loans.
On June 13, 2005, Select entered into a five year interest rate swap transaction with an effective date of August 22, 2005. On March 8, 2007 and November 23, 2007, Select entered into two additional interest rate swap transactions for three years with effective dates of May 22, 2007 and November 23, 2007, respectively. The swaps are designated as a cash flow hedge of forecasted LIBOR-based variable rate interest payments. The underlying variable rate debt is $500.0 million.
On August 5, 2009 we entered into Amendment No. 3 to our senior secured credit facility with a group of holders of Tranche B term loans and JPMorgan Chase Bank, N.A., as administrative agent. Amendment No. 3 extended the maturity of $384.5 million principal amount of Tranche B term loans from February 24, 2012 to August 22, 2014, and made related technical changes to our senior secured credit facility. Holders of Tranche B term loans that extended the maturity of their Tranche B term loans now hold Tranche B-1 term loans that mature on August 22, 2014, and holders of Tranche B term loans that did not extend the maturity of their Tranche B term loans continue to hold Tranche B term loans that mature on February 24, 2012. The applicable margin percentage for the Tranche B-1 term loans under our senior secured credit facility is 3.75% for adjusted LIBOR loans and 2.75% for alternate base rate loans. Under the terms of Amendment No. 3, if, prior to August 5, 2011, our senior secured credit facility is amended to reduce the applicable margin percentage for the Tranche B-1 term loans, then we will be required to pay a fee in an amount equal to 1% of the outstanding Tranche B-1 term loans held by those holders of Tranche B-1 term loans that agree to amend our senior secured credit facility to reduce the applicable margin percentage. In addition, if, prior to August 5, 2011, we make any prepayment of Tranche B-1 term loans with proceeds of any term loan indebtedness, we will be required to pay a fee to holders of Tranche B-1 term loans in an amount equal to 1% of the outstanding Tranche B-1 term loans that are being prepaid.
On February 24, 2005, EGL Acquisition Corp. issued and sold $660.0 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015, which Select assumed in connection with the Merger. The net proceeds of the offering were used to finance a portion of the funds needed to consummate the Merger with EGL Acquisition Corp. The notes were issued under an indenture between EGL Acquisition Corp. and U.S. Bank Trust National Association, as trustee. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of Select’s wholly-owned subsidiaries, subject to certain exceptions. On or after February 1, 2010, the notes may be redeemed at Select’s option, in whole or in part, at redemption prices that decline annually to 100% on and after February 1, 2013, plus accrued and unpaid interest. Upon a change of control of Holdings, each holder of notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.
During the first and second quarter of 2009, we paid approximately $30.1 million to repurchase and retire additional 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized, which was net of the write-off of unamortized deferred financing costs related to the debt.

On September 29, 2005, Holdings sold $175.0 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The senior floating rate notes are general unsecured obligations of Holdings and are not guaranteed by Select or any of its subsidiaries. The net proceeds of the issuance of the senior floating rate notes, together with cash was used to reduce the amount of our preferred stock, to make a payment to participants in our long-term incentive plan and to pay related fees and expenses.
During the third quarter of 2009, we paid approximately $6.5 million to repurchase and retire a portion of Holdings senior floating rate notes. These notes had a carrying value of $7.7 million. A gain on early retirement of debt in the amount of $1.1 million was recognized, which was net of the write-off of unamortized deferred financing costs related to the debt.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance operations for the foreseeable future. Our lenders, including the lenders participating in our senior secured credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility, refinance our existing indebtedness or to obtain other financing on favorable terms or at all. Our access to funds under the senior secured credit facility is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our senior secured credit facility because of a lender default or to obtain other cost-effective financing.
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could include deferring capital expenditures and reducing or eliminating other discretionary uses of cash.
As a result of the SCHIP Extension Act, which prohibits the establishment and classification of new LTCHs or satellites during the three calendar years commencing on December 29, 2007, we have stopped all new LTCH development. However, we continue to evaluate opportunities to develop rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.
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

Recent Accounting Pronouncements
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. Update 2009-05 is effective for the first annual or interim period beginning after the issuance of this update. The adoption of Update 2009-05 is not anticipated to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued an amendment to Accounting Standards Codification (“ASC”) topic 105, “Generally Accepted Accounting Principles.” The amendment stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The amendment was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this amendment did not have a material impact on our consolidated financial statements.
In June 2009, FASB issued an amendment to ASC topic 810, “Consolidation.” The amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The amendment will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure related to that involvement. The amendment is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of the amendment is not expected to have a material impact on our consolidated financial statements.
In June 2009, the FASB issued an amendment to ASC topic 860, “Transfers and Servicing.” The amendment will require additional disclosure about the transfers of financial assets, including securitization transactions, and additional disclosure in cases where entities have continuing exposure to the risks related to transferred financial assets. The amendment eliminates the concept of “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The amendment is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this amendment is not expected to have a material impact on our consolidated financial statements.
In May 2009, the FASB issued an amendment to ASC topic 855, “Subsequent Events.” The amendment provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The amendment also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this amendment identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this amendment during the second quarter of 2009 and evaluated subsequent events through November 13, 2009, the issuance date of this report.

In April 2009, FASB issued an amendment to ASC topic 805, “Business Combinations.” This amendment changes the provisions for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The amendment eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria. The amendment is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this amendment did not have a material impact on our consolidated financial statements.
In April 2009, the FASB issued an amendment to ASC topic 820, “Fair Value Measurements and Disclosures.” This amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. The amendment also provides guidance on identifying circumstances that indicate a transaction is not orderly. The amendment was effective for our interim period ending on June 30, 2009. The adoption of this amendment did not have a material impact on our consolidated financial statements.
On January 1, 2009, we adopted an amendment issued by the FASB in December 2007 to ASC topic 810, “Consolidation.” Upon adoption of this amendment, minority interest is now referred to as non-controlling interest and has been reclassified from the mezzanine section of the balance sheet to the equity section. The balance sheet as of December 31, 2008 has been revised to show this change in presentation. In addition, non-controlling interest is now deducted from net income to obtain net income attributable to each of Holdings and Select.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of September 30, 2009, Select had $741.5 million in term and revolving loans outstanding under its senior secured credit facility and $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. On June 13, 2005, Select entered into a five year interest rate swap transaction with an effective date of August 22, 2005. On March 8, 2007 and November 16, 2007, Select entered into two additional interest rate swap transactions for three years with effective dates of May 22, 2007 and November 23, 2007, respectively. Select entered into the swap transactions to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swaps are $500.0 million and the underlying variable rate debt is associated with the senior secured credit facility. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.5 million annual change in interest expense on our term loans.
ITEM 4T. CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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
The Company is subject to legal proceedings and claims that arise in the ordinary course of business, which include malpractice claims covered under insurance policies, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on its financial position or results of operations.
Health care providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The Company has been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.
During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its hospitals in Columbus, Ohio. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company has produced documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
ITEM 1A. RISK FACTORS.
There have been no material changes from our risk factors as previously reported in our Registration Statement on Form S-1 originally filed on July 24, 2008, as amended (Registration No. 333-152514).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On August 12, 2009, we awarded to certain of our employees an aggregate of 363,608 shares of our restricted common stock under the Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended and restated. These shares vested upon the consummation of our initial public offering.

Use of Proceeds from Initial Public Offering
On September 24, 2009, our registration statement on Form S-1 originally filed on July 24, 2008 (File No. 333-152514) was declared effective, pursuant to which Holdings issued and sold (1) 30,000,000 shares of common stock for aggregate gross offering proceeds of $300.0 million at a price to the public of $10.00 per share, which closed on September 30, 2009, and (2) an additional 3,602,700 shares of common stock to the underwriters pursuant to their over-allotment option for aggregate gross offering proceeds of approximately $36.0 million at a price to the public of $10.00 per share, which closed on October 28, 2009. The managing underwriters were Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.
We paid to the underwriters underwriting discounts and commissions totaling approximately $20.1 million in connection with the offering. In addition, through November 3, 2009, we incurred additional costs of approximately $2.9 million in connection with the offering which, when added to the underwriting discounts and commissions paid by Holdings, resulted in total expenses of approximately $23.0 million related to the offering. Accordingly, the net proceeds to Holdings from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $313.0 million. Except for the payments to executive officers under our Long Term Cash Incentive Plan described below, no amounts, including offering expenses, were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of Holdings’ equity securities or to any other affiliates from the proceeds of the offering.
Holdings used the net proceeds from the offering to repay $258.4 million of indebtedness and to make payments of $18.3 million to its executive officers under our Long Term Cash Incentive Plan, and will use the remaining net proceeds from the offering to repay additional indebtedness or for general corporate purposes. There has been no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus filed on September 25, 2009 with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Effective as of August 12, 2009, our stockholders approved the following matters by written consent in connection with our initial public offering of common stock: (1) the restatement of the certificate of incorporation of Holdings to become effective upon the consummation of our initial public offering of common stock, (2) the amendment and restatement of the bylaws of Holdings to become effective upon the consummation of our initial public offering of common stock, (3) the amendment and restatement of the Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended, to become effective immediately prior to the consummation of our initial public offering of common stock, (4) the amendment and restatement of the Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, as amended, to become effective immediately prior to the consummation of our initial public offering of common stock, and (5) the waiver of the rights of the preferred stockholders under the certificate of incorporation of Holdings to approve the filing of any registration statement filed by Holdings with the Securities and Exchange Commission in connection with our initial public offering of common stock. These matters were approved by the written consent of a majority of the stockholders of Holdings on August 12, 2009. The stockholders of Holdings that did not approve these matters received notice of the action taken by written consent of a majority of the stockholders of Holdings as required by the General Corporation Law of the State of Delaware.

Effective as of September 17, 2009, our stockholders approved the following matters by written consent in connection with our initial public offering of common stock: (1) a plan of recapitalization, pursuant to which the holders of Holdings’ common stock exchanged each share of common stock then outstanding for 0.30 of a share of Holdings’ common stock, effective immediately upon the filing of the certificate of amendment to the amended and restated certificate of incorporation of Holdings (referenced below) with the Secretary of State of the State of Delaware, and (2) the filing of the certificate of amendment to the amended and restated certificate of incorporation of Holdings with the Secretary of State of the State of Delaware permitting the plan of recapitalization referenced above and the conversion of the preferred stock into common stock at the time of the consummation of our initial public offering of common stock without the cash payment of accrued dividends or the subsequent redemption of common stock. These matters were approved by the written consent of a majority of the stockholders of Holdings on September 17, 2009. The stockholders of Holdings that did not approve these matters received notice of the action taken by written consent of a majority of the stockholders of Holdings as required by the General Corporation Law of the State of Delaware.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The exhibits to this report are listed in the Exhibit Index appearing on page 61 hereof.

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

Dated: November 13, 2009

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson

Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger

Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Dated: November 13, 2009

EXHIBIT INDEX

Exhibit	Description

1.1
Underwriting Agreement, dated September 25, 2009, by and among Select Medical Holdings Corporation and Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as representatives of the several underwriters named therein, incorporated by reference to Exhibit 1.1 of Select Medical Holdings Corporation and Select Medical Corporation’s Current Report on Form 8-K filed October 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.