Form 10-K
period 2009-12-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2010-03-17
CIK 1320414, 1035688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-34465 and 001-31441
SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
(Exact name of Registrants as specified in their Charter)

Delaware Delaware	20-1764048 23-2872718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4714 Gettysburg Road, P.O. Box 2034 Mechanicsburg, PA (Address of Principal Executive Offices)	17055 (Zip Code)

(717) 972-1100
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrants were required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filers ☐	Accelerated Filers ☐	Non-Accelerated Filers ☑	Smaller Reporting Companies ☐
(Do not check if a smaller reporting companies)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2009 (the last business day of our most recently completed second fiscal quarter), Holdings’ common stock was not listed on any exchange or over-the counter market. Holdings’ common stock began trading on the New York Stock Exchange on September 25, 2009. As of December 31, 2009, the aggregate market value of Holdings’ voting stock held by non-affiliates was approximately $555,569,667 based on the number of shares held by non-affiliates as of December 31, 2009, and based on the reported last sale price of Holdings’ common stock on December 31, 2009.

The number of shares of Holdings’ Common Stock, $0.001 par value, outstanding as of March 1, 2010 was 160,005,236.

This Form 10-K is a combined annual report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly-owned operating subsidiary of Holdings. References to the “Company,” “we,” “us,” and “our” refer collectively to Select Medical Holdings Corporation and Select Medical Corporation.

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The registrant’s definitive proxy statement for use in connection with the 2010 Annual Meeting of Stockholders to be held on or about May 11, 2010 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2009, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2009

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	additional changes in government reimbursement for our services, including changes that will result from the expiration of the moratorium for long term acute care hospitals established by the SCHIP Extension Act of 2007 and the American Recovery and Reinvestment Act, may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;

•	the failure of our specialty hospitals to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	future acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;

•	the ability to refinance our outstanding indebtedness before it comes due;

•	the ability to obtain any necessary or desired waiver or amendment from our lenders may be difficult due to the current uncertainty in the credit markets;

•	the inability to draw funds under our senior secured credit facility because of lender defaults; and

•	other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” of this annual report on Form 10-K.

Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance.

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Item 1.	Business.

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2009, we operated 89 long term acute care hospitals, or “LTCHs” and six inpatient rehabilitation facilities, or “IRFs” in 25 states, and 961 outpatient rehabilitation clinics in 37 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team.

We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,239.9 million for the year ended December 31, 2009. Of this total, we earned approximately 70% of our net operating revenues from our specialty hospital segment and approximately 30% from our outpatient rehabilitation segment. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients who require intensive inpatient medical rehabilitation care. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. See the financial statements beginning on page F-1 for financial information for each of our segments for the past three fiscal years.

Specialty Hospitals

We are a leading operator of specialty hospitals in the United States, with 95 facilities throughout 25 states, as of December 31, 2009. We operate 89 long term acute care hospitals, 88 of which are currently certified by the federal Medicare program as long term acute care hospitals and one which is in its demonstration period. We also operate six acute medical rehabilitation hospitals, all of which are currently certified by the federal Medicare program as inpatient rehabilitation facilities. For both the years ended December 31, 2008 and December 31, 2009, approximately 63% of the net operating revenues of our specialty hospital segment came from Medicare reimbursement. As of December 31, 2009, we operated a total of 4,233 available licensed beds and employed approximately 13,300 people in our specialty hospital segment, consisting primarily of registered or licensed nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.

Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Given their complex medical needs, these patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. The average length of stay for patients in our specialty hospitals was 26 days in our long term acute care hospitals and 16 days in our inpatient rehabilitation facilities, for the year ended December 31, 2009.

Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2009:

Distribution
Medical Condition	of Patients

Respiratory disorders	35%
Neuromuscular disorders	31
Cardiac disorders	9
Wound care	7
Other	18

Total	100%

We believe that we provide our services on a more cost-effective basis than a typical general acute care hospital because we provide a much narrower range of services. We believe that our services are therefore attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their enrollees. Additionally, we continually seek to increase our admissions by expanding and improving our relationships with the physicians and general acute care hospitals that refer patients to our facilities. We also maintain a strong focus on the provision of high-quality medical care within our facilities and believe that this operational focus is in part reflected by the accreditation of our specialty hospitals by The Joint Commission, previously known as the Joint Commission on Accreditation of Healthcare Organizations, and the Commission on Accreditation of Rehabilitation Facilities. As of December 31, 2009, The Joint Commission had fully accredited 91 of the 95 specialty hospitals we operated. The other four specialty hospitals are in the process of obtaining full accreditation. Three of our six inpatient rehabilitation facilities have also received accreditation from the Commission on Accreditation of Rehabilitation Facilities. The Joint Commission and the Commission on Accreditation of Rehabilitation Facilities are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. Each of our accredited facilities must regularly demonstrate to a survey team conformance to the applicable standards. When a survey is completed, the facility receives a survey report that acknowledges best practices, contains suggestions for improving services, and makes recommendations for improvement based on conformance to the standards.

When a patient is referred to one of our hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, a clinical liaison along with a case manager from our company makes an assessment to determine the care required. Based on the determinations reached in this clinical assessment, an admission decision is made by the attending physician.

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

Each of our specialty hospitals has an interdisciplinary medical staff that is comprised of physicians that have completed the privileging and credentialing process required by that specialty hospital, and have been approved by the governing board of that specialty hospital. Physicians on the medical staff of our specialty hospitals are generally not directly employed by our specialty hospitals but instead have staff privileges at one or more hospitals. At each of our specialty hospitals, attending physicians conduct rounds on their patients on a daily basis and consulting physicians provide consulting services based on the medical needs of our patients. Our specialty hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients at all times. We staff our specialty hospitals with the number of physicians and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a specialty hospital, we consider (1) the size of the specialty hospital,

(2) services provided by the specialty hospital, (3) if applicable, the size and capabilities of the medical staff of the acute care hospital that hosts an HIH and (4) if applicable, the proximity of an acute care hospital to a free-standing hospital. The medical staff of each of our specialty hospitals meets the applicable requirements set forth by Medicare, The Joint Commission and the state in which that specialty hospital is located.

Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a director of clinical services and a director of provider relations. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, payroll, legal, operational support, human resources, compliance, management information systems and billing and collection services. The centralization of these services improves efficiency and permits hospital staff to spend more time on patient care.

We operate the majority of our long term acute care hospitals as “hospitals within hospitals” or as “satellites,” which we collectively refer to as “HIHs.” A long term acute care hospital that operates as an HIH leases space from a general acute care “host” hospital and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing long term acute care hospital does not operate on a host hospital campus. We operated 89 long term acute care hospitals at December 31, 2009, of which 88 are owned and one is managed. Of the 88 long term acute care hospitals we owned, 65 were operated as HIHs and 23 were operated as free-standing hospitals.

All Medicare payments to our long term acute care hospitals are made in accordance with the prospective payment system specifically applicable to long term acute care hospitals, referred to as “LTCH-PPS.” Under LTCH-PPS, a long term acute care hospital is paid a pre-determined fixed amount depending upon the long term care diagnosis-related group, or “LTC-DRG,” to which each patient is assigned. LTCH-PPS includes special payment policies that adjust the payments for some patients based on a variety of factors. Some of these special payment policies have been the subject of recent regulatory developments. See “— Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes.”

All Medicare payments to our acute medical rehabilitation hospitals are made in accordance with the prospective payment system specifically applicable to inpatient rehabilitation facilities, referred to as “IRF-PPS.” Under the IRF-PPS, each patient discharged from an inpatient rehabilitation facility is assigned to a case mix group or “IRF-CMG” containing patients with similar clinical conditions that are expected to require similar amounts of resources. An inpatient rehabilitation facility is generally paid a pre-determined fixed amount applicable to the assigned IRF-CMG. The IRF-PPS includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors, some of which have been the subject of recent regulatory developments. See “— Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes.”

Specialty Hospital Strategy

The key elements of our specialty hospital strategy are to:

Focus on Specialized Inpatient Services.  We serve highly acute patients and patients with debilitating injuries that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Generally, patients in our specialty hospitals require longer stays and higher levels of clinical care than patients treated in general acute care hospitals. Our patients’ average length of stay in our specialty hospitals was 24 days for the year ended December 31, 2009.

Provide High Quality Care and Service.  We believe that our specialty hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with acute, complex and specialized medical needs who are typically referred to us by general acute care hospitals. Our specialized treatment programs focus on specific patient needs and medical conditions such as ventilator weaning programs, wound care protocols and rehabilitation programs for brain trauma and spinal cord injuries. Our responsive staffing models ensure that patients have the appropriate clinical resources over the course of their stay. We believe that we are recognized for providing quality care and service, as evidenced by accreditation by The Joint Commission and the Commission on Accreditation of Rehabilitation Facilities. We also believe we develop brand loyalty in the local areas we serve allowing us to strengthen our relationships with physicians and other referral sources and drive additional patient volume to our hospitals.

Our treatment programs benefit patients because they give our clinicians access to the regimens that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds, brain and spinal cord injuries, strokes and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet our patients’ unique needs.

The quality of the patient care we provide is continually monitored using several measures, including patient, payor and physician satisfaction surveys, as well as clinical outcomes analyses. Quality measures are collected monthly and reported quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to our corporate office, and directly to The Joint Commission. As of December 31, 2009, The Joint Commission had fully accredited 91 of the 95 specialty hospitals we operated. The other four specialty hospitals are in the process of obtaining full accreditation. Three of our six inpatient rehabilitation facilities have also received accreditation from the Commission on Accreditation of Rehabilitation Facilities. See “— Government Regulations — Licensure — Accreditation.”

Reduce Operating Costs.  We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

•	centralizing administrative functions such as accounting, finance, payroll, legal, operational support, compliance, human resources and billing and collection;

•	standardizing management information systems to aid in financial reporting as well as billing and collecting; and

•	participating in group purchasing arrangements to receive discounted prices for pharmaceuticals and medical supplies.

Increase Higher Margin Commercial Volume.  With reimbursement rates from commercial insurers typically higher than the federal Medicare program, we have focused on continued expansion of our relationships with commercial insurers to increase our volume of patients with commercial insurance in our specialty hospitals. We believe that commercial payors seek to contract with our hospitals because we offer patients high quality, cost-effective care at more attractive rates than general acute care hospitals. We also offer commercial enrollees customized treatment programs not typically offered in general acute care hospitals.

Develop Inpatient Facilities.  As a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, or “SCHIP Extension Act,” which prohibits the establishment and classification of new LTCHs or satellites during the three calendar years commencing on December 29, 2007, we have stopped all LTCH development. However, we expect to continue evaluating opportunities to develop joint venture relationships with significant health systems.

By leveraging the experience of our senior management and dedicated development team, we believe that we are well positioned to capitalize on development opportunities. When we identify joint venture opportunities, our development team conducts an extensive review of the area’s referral patterns and commercial insurance to determine the general reimbursement trends and payor mix. Ultimately, we determine the needs of a joint venture, which could include working capital, the construction of new space or the leasing and renovation of existing space. During construction or renovation, the project is transitioned to our start-up team, which is experienced in preparing a specialty hospital for opening. The start-up team oversees equipment purchases, licensure procedures and the recruitment of a full-time management team. After the facility is opened, responsibility for its management is transitioned to this new management team and our corporate operations group. From time to time we may also develop new inpatient rehabilitation facilities.

Pursue Opportunistic Acquisitions.  In addition to our development initiatives, we may grow our network of specialty hospitals through opportunistic acquisitions. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We have generally been able to improve financial performance at acquired facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized resource management programs.

Outpatient Rehabilitation

We believe that we are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 961 facilities throughout 37 states and the District of Columbia, as of December 31, 2009. Typically, each of our clinics is located in a medical complex or retail location. As of December 31, 2009, our outpatient rehabilitation segment employed approximately 8,600 people.

In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. We also provide certain specialized programs such as hand therapy or sports performance enhancement that treat sports and work related injuries, musculoskeletal disorders, chronic or acute pain and orthopedic conditions. The typical patient in one of our clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, strokes, heart attacks and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, speech-language pathologists and respiratory therapists.

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

In addition to providing therapy in our outpatient clinics, we provide medical rehabilitative services including physical and occupational therapies and speech pathology services, to residents and patients of nursing homes, hospitals, schools, assisted living and senior care centers and worksites. We provide rehabilitative services to approximately 310 contracted locations in 22 states, while our contract operations in New York provide pediatric contract care at approximately 150 locations.

In our outpatient rehabilitation segment, approximately 90% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations and workers’ compensation programs, contract management services and private pay sources. The balance of our reimbursement is derived from Medicare and other government sponsored programs.

Outpatient Rehabilitation Strategy

The key elements of our outpatient rehabilitation strategy are to:

Provide High Quality Care and Service.  We are focused on providing a high level of service to our patients throughout their entire course of treatment. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty in the local areas we serve. This high quality of care and service allows us to strengthen our relationships with referring physicians, employers and health insurers and drive additional patient volume.

Increase Market Share.  We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to expand our services and programs and to continue to provide high quality care and strong customer service. This allows us to realize economies of scale, heightened brand loyalty, workforce continuity and increased leverage when negotiating payor contracts.

Expand Rehabilitation Programs and Services.  Through our local clinical directors of operations and clinic managers within their service areas, we assess the healthcare needs of the areas we serve. Based on these assessments, we implement additional programs and services specifically targeted to meet demand in the local community. In designing these programs we benefit from the knowledge we gain through our national network of clinics. This knowledge is used to design programs that optimize treatment methods and measure changes in health status, clinical outcomes and patient satisfaction.

Optimize the Profitability of our Payor Contracts.  We rigorously review payor contracts up for renewal and potential new payor contracts to optimize our profitability. Before we enter into a new contract with a commercial payor, we evaluate it with the aid of our contract management system. We assess potential profitability by evaluating past and projected patient volume, clinic capacity, and expense trends. We create a retention strategy for the top performing contracts and a renegotiation strategy for contracts that do not meet our defined criteria. We believe that our size and our strong reputation enable us to negotiate favorable outpatient contracts with commercial insurers.

Maintain Strong Employee Relations.  We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the service we provide and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance-based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local area strategy. This management approach reflects the unique nature of each local area in which we operate and the importance of encouraging our employees to assume responsibility for their clinic’s performance.

Pursue Opportunistic Acquisitions.  We may grow our network of outpatient rehabilitation facilities through opportunistic acquisitions. We significantly expanded our network with the 2007 acquisition of the outpatient rehabilitation division of HealthSouth Corporation, consisting of 569 clinics in 35 states and the District of Columbia, including 18 states in which we did not previously have outpatient rehabilitation facilities. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and increase margins at acquired facilities.

Other Services

Other services (which accounted for less than 1% of our net operating revenues for the year ended December 31, 2009) include corporate services and certain non-healthcare services.

Our Competitive Strengths

We believe that the success of our business model is based on a number of competitive strengths, including our position as a leading operator in each of our business segments, proven financial performance and strong cash flow, significant scale, experience in completing and integrating acquisitions, ability to capitalize on consolidation opportunities and an experienced management team.

Leading Operator in Distinct but Complementary Lines of Business.  We believe that we are a leading operator in each of our principal business segments, based on number of facilities in the United States. Our leadership position and reputation as a high quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to payors and referral sources and helps us negotiate payor contracts. In our specialty hospital segment, we operated 89 long term acute care hospitals with 3,770 available licensed beds in 25 states and six inpatient rehabilitation facilities with 463 beds in four states and derived approximately 70% of net operating revenues from these operations, for the year ended December 31, 2009. In our outpatient rehabilitation segment, we operated 961 outpatient rehabilitation clinics in 37 states and the District of Columbia and derived approximately 30% of net operating revenues from these operations, for the year ended December 31, 2009. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business lines.

Proven Financial Performance and Strong Cash Flow.  We have established a track record of improving the financial performance of our facilities due to our disciplined approach to revenue growth, expense management and an intense focus on free cash flow generation. This includes regular review of specific financial metrics of our business to determine trends in our revenue generation, expenses, billing and cash collection. Based on the ongoing analysis of such trends, we make adjustments to our operations to optimize our financial performance and cash flow.

Significant Scale.  By building significant scale in each of our business segments, we have been able to leverage our operating costs by centralizing administrative functions at our corporate office. As a result, we have been able to minimize our general and administrative expense as a percentage of revenues.

Well-Positioned to Capitalize on Consolidation Opportunities.  We believe that we are well-positioned to capitalize on consolidation opportunities within each of our business segments and selectively augment our internal growth. We believe that each of our business segments is highly fragmented, with many of the nation’s long term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation facilities being operated by independent operators lacking national or broad regional scope. With our geographically diversified portfolio of facilities in the United States, we believe that our footprint provides us with a wide-ranging perspective on multiple potential acquisition opportunities.

Experience in Successfully Completing and Integrating Acquisitions.  From our inception in 1997 through 2009, we completed six significant acquisitions for approximately $894.8 million in aggregate consideration. We believe that we have improved the operating performance of these facilities over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.

Experienced and Proven Management Team.  Prior to co-founding our company with our current Chief Executive Officer, our Executive Chairman founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. In addition, our four senior operations executives have an average of over 32 years of experience in the healthcare industry, including extensive experience working together for our company and for past companies focused on operating acute rehabilitation hospitals and outpatient rehabilitation facilities.

Sources of Net Operating Revenues

The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2007	2008	2009

Medicare	48.0%	46.2%	46.6%
Commercial insurance(1)	44.2%	46.3%	45.9%
Private and other(2)	5.5%	5.4%	5.1%
Medicaid	2.3%	2.1%	2.4%

Total	100.0%	100.0%	100.0%

(1)	Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers’ compensation and managed care programs.

(2)	Includes self payors, contract management services and non-patient related payments. Self pay revenues represent less than 1% of total net operating revenues.

Government Sources

Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. We operate 95 specialty hospitals, all of which are currently certified as Medicare providers. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our specialty hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “— Government Regulations — Overview of U.S. and State Government Reimbursements.”

Non-Government Sources

An increasing amount of our net operating revenues continue to come from commercial and private payor sources. These sources include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers’ compensation companies, health maintenance organizations, preferred provider organizations and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors.

Initial Public Offering of Common Stock

On September 30, 2009, Holdings completed an initial public offering of 30,000,000 shares of common stock at a price to the public of $10.00 per share, and on October 28, 2009, the underwriters exercised their over-allotment option to purchase an additional 3,602,700 shares at the same price. The total net proceeds to Holdings after deducting underwriting discounts and commissions and offering expenses was approximately $312.5 million. Holdings used the proceeds from the offering to repay $258.4 million of revolving and term loans outstanding under its senior secured credit facility and to make payments to executive officers under the Long Term Cash Incentive Plan of $18.0 million. The remaining proceeds were used for general corporate purposes.

The Merger Transactions

On February 24, 2005, EGL Acquisition Corp. was merged with and into Select, with Select continuing as the surviving corporation and a wholly owned subsidiary of Holdings. The merger was completed pursuant to an agreement and plan of merger, dated as of October 17, 2004, among EGL Acquisition Corp., Holdings and Select. Upon the consummation of the merger, all of the capital stock of Holdings was owned by an investor group that included Welsh, Carson, Anderson, & Stowe (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”), and certain other “rollover” investors that participated in the merger. We refer to the merger and the related transactions collectively as the “Merger Transactions.”

As a result of the Merger Transactions, the majority of Select’s assets and liabilities were adjusted to their fair value as of February 25, 2005. The excess of the total purchase price over the fair value of Select’s tangible and identifiable intangible assets was allocated to goodwill, which is the subject of an annual impairment test. Additionally, a portion of the equity related to our continuing stockholders was recorded at the stockholder’s predecessor basis and a corresponding portion of the fair value of the acquired assets was reduced accordingly. By definition, our statements of financial position and results of operations subsequent to the Merger Transactions are not comparable to the same statements for the periods prior to the Merger Transactions due to the resulting change in basis.

Acquisition of HealthSouth Corporation’s Outpatient Rehabilitation Division

On May 1, 2007, we acquired HealthSouth Corporation’s outpatient rehabilitation division for approximately $245.0 million, reduced by approximately $7.0 million at closing for assumed indebtedness and other matters. We significantly expanded our network of outpatient rehabilitation clinics with the HealthSouth acquisition, consisting of 569 outpatient rehabilitation clinics in 35 states and the District of Columbia, including 18 states in which we did not previously have outpatient rehabilitation clinics.

Employees

As of December 31, 2009, we employed approximately 22,500 people throughout the United States. Approximately 15,600 of our employees are full time and the remaining approximately 6,900 are part time employees. Outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 8,600 and specialty hospital employees totaled approximately 13,300. The remaining approximately 600 employees were in corporate management, administration and other services.

Competition

We compete on the basis of pricing, the quality of the patient services we provide and the results that we achieve for our patients. The primary competitive factors in the long term acute care and inpatient rehabilitation businesses include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate long term acute care hospitals and inpatient rehabilitation facilities that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc., HealthSouth Corporation and RehabCare Group, Inc. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from area to area, depending on the number and strength of such organizations.

Our outpatient rehabilitation clinics face competition principally from locally owned and managed outpatient rehabilitation clinics in the communities they serve and from selected national providers such as Physiotherapy Associates and U.S. Physical Therapy in selected local areas. Many of these clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relations with physicians in these communities on whom we rely for patient referrals.

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

Licensure

Facility Licensure.  Our healthcare facilities are subject to state and local licensing regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our facilities, not only at scheduled intervals but also in response to complaints from patients and others. While our facilities intend to comply with existing licensing and Medicare certification requirements and accreditation standards, there can be no assurance that regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by an applicable regulatory authority that a facility is not in compliance with these requirements could lead to the imposition of corrective action, assessment of fines and penalties, or loss of licensure, Medicare certification or accreditation. These consequences could have an adverse effect on our company.

Some states still require us to get approval under certificate of need regulations when we create, acquire or expand our facilities or services, or alter the ownership of such facilities, whether directly or indirectly. The certificate of need regulations vary from state to state, and are subject to change and new interpretation. If we fail to show public need and obtain approval in these states for our new facilities or changes to the ownership structure of existing facilities, we may be subject to civil or even criminal penalties, lose our facility license or become ineligible for reimbursement.

Professional licensure and corporate practice.  Healthcare professionals at our hospitals and outpatient rehabilitation clinics are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications. Some states prohibit the “corporate practice of therapy” so that business corporations such as ours are restricted from practicing therapy through the direct employment of therapists. The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have clinics. We believe that each of our outpatient therapy clinics complies with any current corporate practice prohibition of the state in which it is located. For example, in those states that apply the corporate practice prohibition, we either contract to obtain therapy services from an entity permitted to employ therapists or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided. However, future interpretations of the corporate practice prohibition, enactment of new legislation or adoption of new regulations could cause us to have to restructure our business operations or close our clinics in a particular state. If new legislation, regulations or interpretations establish that our clinics do not comply with state corporate practice prohibition, we could be subject to civil, and perhaps criminal, penalties. Any such restructuring or penalties could have a material adverse effect on our business.

Certification.  In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. Of the 95 specialty hospitals we operate, all are currently certified as Medicare providers. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or “rehab agencies.”

Accreditation.  Our specialty hospitals receive accreditation from The Joint Commission. As of December 31, 2009, The Joint Commission had fully accredited 91 of the 95 specialty hospitals we operated. The other four specialty hospitals are in the process of obtaining full accreditation. Three of our six inpatient rehabilitation facilities have also received accreditation from the Commission on Accreditation of Rehabilitation Facilities, an independent, not-for-profit organization which reviews and grants accreditation for rehabilitation facilities that meet established standards for service and quality.

Overview of U.S. and State Government Reimbursements

Medicare.  The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 48% of our consolidated net operating revenues for the year ended December 31, 2007, 46% for the year ended December 31, 2008, and 47% for the year ended December 31, 2009.

The Medicare program reimburses various types of providers, including long term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems for long term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments are made under an inpatient prospective payment system, or “IPPS,” under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using diagnosis-related groups, or “DRGs.” The general acute care hospital DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition in that type of facility. Although the average length of stay varies for each DRG, the average stay of all Medicare patients in a general acute care hospital is approximately six days. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected DRGs to, among other providers, an LTCH, the general acute care hospital is reimbursed below the full DRG payment if the patient’s length of stay is less than the geometric mean length of stay for the DRG. This policy originally applied to ten DRGs beginning in fiscal year 1999 and was expanded to additional DRGs in FY 2004 and to a total of 182 DRGs effective October 1, 2005. The expansion of this policy to patients in a greater number of DRGs could cause general acute care hospitals to delay discharging those patients to our long term acute care hospitals and inpatient rehabilitation facilities.

Long Term Acute Care Hospital Medicare Reimbursement.  The Medicare payment system for long term acute care hospitals is based on a prospective payment system specifically applicable to LTCH. The long-term care hospital prospective payment system, or “LTCH-PPS” was established by CMS final regulations published on August 30, 2002, and applies to long term acute care hospitals for their cost reporting periods beginning on or after October 1, 2002. Under LTCH-PPS, each patient discharged from a long term acute care hospital is assigned to a distinct LTC-DRG and a long term acute care hospital will generally be paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences). The payment amount for each LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that LTC-DRG in a long term acute care hospital. Cases with unusually high costs, referred to as “high cost outliers,” receive a payment adjustment to reflect the additional resources utilized. Conversely, cases with a stay that is 5/6th or less than the geometric mean length of stay for each specific LTC-DRG, a “short-stay outlier,” receive a reduction in payment. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. Congress required that the LTC-DRG payment rates maintain budget neutrality during the first years of the prospective payment system with total expenditures that would have been made under the previous reasonable cost-based payment system. The LTCH-PPS regulations permit CMS to make a one-time adjustment between December 29, 2010 and October 1, 2012 to correct any significant error CMS made in estimating the federal rate in the first year of LTCH-PPS.

The LTCH-PPS regulations also refined the criteria that must be met in order for a hospital to be certified as a long term acute care hospital. For cost reporting periods beginning on or after October 1, 2002, a long term acute care hospital must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. Previously, average lengths of stay were measured with respect to all patients. LTCHs that fail to exceed an average length of stay of greater than 25 days during any cost reporting period will be paid under the general acute care hospital DRG-based reimbursement.

Prior to qualifying under the payment system applicable to long term acute care hospitals, a new long term acute care hospital initially receives payments under the general acute care hospital DRG-based reimbursement system. The long term acute care hospital must continue to be paid under this system for a minimum of six months while meeting certain Medicare long term acute care hospital requirements, the most significant requirement being an average Medicare length of stay of more than 25 days.

August 2004 Final Rule.   On August 11, 2004, CMS published final regulations applicable to LTCHs that are operated as HIHs. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25% except for HIHs located in rural areas or co-located with an MSA dominant hospital or single urban hospital where the percentage is no more than 50%, nor less than 25%.

For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all but two of our then existing HIHs, the Medicare admissions thresholds were phased in over a four year period starting with hospital cost reporting periods that began on or after October 1, 2004. For discharges during the cost reporting period that began on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold was the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%. For discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold was the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%. For discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%. However, the SCHIP Extension Act (as amended by the American Recovery and Reinvestment Act, or “ARRA”) has limited the application of the Medicare admission threshold on HIHs in existence on October 1, 2004 and subject to the four year phase in described above. For these HIHs, the admission threshold is no lower than 50% for a three year period to commence on an LTCH’s first cost reporting period to begin on or after October 1, 2007, except for HIHs located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals (as defined by current regulations), in which cases the percentage threshold is no more than 75% during the same three cost reporting years. As used above, “Fiscal 2004 Percentage” means, with respect to any HIH, the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital, but in no event is the Fiscal 2004 Percentage less than 25%. The HIH regulations also established exceptions to the Medicare admissions thresholds with respect to patients who reach “outlier” status at the host hospital, HIHs located in MSA dominant hospitals or HIHs located in rural areas.

In the 2008 rate year final rule, CMS applied the Medicare admissions threshold to admissions to grandfathered HIHs and grandfathered satellites from co-located hospitals. The SCHIP Extension Act delays application of the admissions threshold on grandfathered HIHs for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. The ARRA limits application of the admission threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007.

August 2005 Final Rule.   On August 12, 2005, CMS published the final rules for the general acute care hospital IPPS, for fiscal year 2006, which included an update of the LTC-DRG relative weights. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 4.2% in fiscal year 2006 (the period from October 1, 2005 through September 30, 2006).

May 2006 Final Rule.   On May 12, 2006, CMS published its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007), or “RY 2007.” The May 2006 final rule revised the payment adjustment formula for short stay outlier, or “SSO,” patients. For discharges occurring on or after July 1, 2006, the rule changed the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each SSO case. Payment for these patients had been based on the lesser of (1) 120% of the cost of the case; (2) 120% of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The May 2006 final rule modified the limitation in clause (1) above to reduce payment for SSO cases to 100% (rather than 120%) of the cost of the case. The final rule also added a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120% of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the LTC-DRG component will increase.

In addition, for discharges occurring on or after July 1, 2006, the May 2006 final rule provided for (1) a zero-percent update to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments for the 2007 LTCH-PPS rate year; (2) the elimination of the surgical case exception to the three day or less interruption of stay policy (under the surgical exception, Medicare reimburses a general acute care hospital directly for surgical services furnished to a long term acute care hospital patient during a brief interruption of stay from the long term acute care hospital, rather than requiring the long term acute care hospital to bear responsibility for such surgical services); and (3) increasing the costs that a long term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for RY 2007.

CMS estimated that the changes in the May 2006 final rule would result in an approximately 3.7% decrease in LTCH Medicare payments-per-discharge compared to the 2006 rate year, largely attributable to the revised SSO payment methodology. We estimated that the May 2006 final rule reduced Medicare revenues associated with SSO cases and high-cost outlier cases to our long term acute care hospitals by approximately $29.3 million for RY 2007.

Additionally, had CMS updated the LTCH-PPS standard federal rate by the 2007 estimated market basket index of 3.4% rather than applying the zero-percent update, we estimated that we would have received approximately $31.0 million in additional annual Medicare revenues based on our historical Medicare patient volumes and revenues (such revenues would have been paid to our hospitals for discharges beginning on or after July 1, 2006).

August 2006 Final Rule.   On August 18, 2006, CMS published the IPPS final rule for fiscal year 2007, which is the period from October 1, 2006 through September 30, 2007, that included an update of the LTC-DRG relative weights for fiscal year 2007. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 1.3% in fiscal year 2007. The August 2006 final rule also included changes to the DRGs in IPPS that apply to LTCHs, as the LTC-DRGs are based on the IPPS DRGs. CMS created 20 new DRGs and modified 32 others, including LTC-DRGs. Prior to the August 2006 final rule, certain HIHs that were in existence on or before September 30, 1995, and certain satellite facilities that were in existence on or before September 30, 1999, referred to as grandfathered HIHs or satellites, were not subject to certain HIH “separateness and control” requirements as long as the “grandfathered” HIHs or satellites continued to operate under the same terms and conditions, including the number of beds and square footage, in effect on September 30, 2003 (for grandfathered HIHs) or September 30, 1999 (for grandfathered satellites). These grandfathered HIHs were also not subject to the payment adjustments for discharged Medicare patients admitted from their host hospitals in excess of the specified percentage threshold, as discussed in the August final 2004 rule above. The August 2006 final rule revised the regulations to provide grandfathered HIHs more flexibility in adjusting square footage upward or downward, or decreasing the number of beds without being subject to the “separateness and control” requirements and payment adjustment provisions. As of December 31, 2009, we operated two grandfathered HIHs.

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

For cost reporting periods beginning on or after July 1, 2007, the May 2007 final rule expanded the current Medicare admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare admissions from hospitals co-located with an LTCH or satellite of an LTCH. Under the May 2007 final rule, free-standing LTCHs and grandfathered HIHs are subject to the Medicare admission thresholds, as well as HIHs that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS. CMS estimated the impact of the expansion of the Medicare admission thresholds would result in a reduction of 2.2% of the aggregate payments to all LTCHs in RY 2008.

The applicable percentage threshold is generally 25% after the completion of the phase-in period described below. The percentage threshold for LTCH discharges from a referring hospital that is an MSA dominant hospital or a single urban hospital is the percentage of total Medicare discharges in the MSA that are from the referring hospital, but no less than 25% nor more than 50%. For Medicare discharges from LTCHs or LTCH satellites located in rural areas, as defined by the Office of Management and Budget, the percentage threshold is 50% from any individual referring hospital. The expanded 25% rule was phased in over a three year period. The three year transition period started with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold was the lesser of 75% or the percentage of the LTCH’s or LTCH satellite’s admissions discharged from the referring hospital during its cost reporting period beginning on or after July 1, 2004 and before July 1, 2005, or “RY 2005.” For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold was the lesser of 50% or the percentage of the LTCH’s or LTCH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, all LTCHs were subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA dominant hospitals). The SCHIP Extension Act, as amended by the ARRA, postponed the application of the percentage threshold to all free-

standing and grandfathered HIHs for a three year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period stated above, to those Medicare patients discharged from an LTCH HIH or satellite that were admitted from a non-co-located hospital.

The May 2007 final rule further revised the payment adjustment formula for SSO cases. Beginning with discharges on or after July 1, 2007, for cases with a length of stay that is less than the average length of stay plus one standard deviation for the same DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule effectively lowers the LTCH payment to a rate based on the general acute care hospital IPPS. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy described above under the May 2006 final rule. Cases with a covered length of stay less than or equal to the IPPS comparable threshold and less than five-sixths of the geometric average length of stay for that LTC-DRG are paid at an amount comparable to the IPPS per diem. The SCHIP Extension Act also postpones, for the three year period beginning on December 29, 2007, the SSO policy changes made in the May 2007 final rule.

The May 2007 final rule increased the standard federal rate by 0.71% for RY 2008. As a result, the federal rate for RY 2008 increased to $38,356.45 from $38,086.04 for RY 2007. Subsequently, the SCHIP Extension Act eliminated the update to the standard federal rate that occurred for RY 2008 effective April 1, 2008. This adjustment to the standard federal rate was applied prospectively on April 1, 2008 and reduced the federal rate back to $38,086.04. In a technical correction to the May 2007 final rule, CMS increased the fixed-loss amount for high cost outlier in RY 2008 to $20,738 from $14,887 in RY 2007. CMS projected an estimated 0.4% decrease in LTCH payments in RY 2008 due to this change in the fixed-loss amount and the overall impact of the May 2007 final rule to be a 1.2% decrease in total estimated LTCH-PPS payments for RY 2008.

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

Medicare, Medicaid and SCHIP Extension Act of 2007.   On December 29, 2007, President Bush signed into law the SCHIP Extension Act. Among other changes in the federal healthcare programs, the SCHIP Extension Act made significant changes to Medicare policy for LTCHs including a new statutory definition of an LTCH, a report to Congress on new LTCH patient criteria, relief from certain LTCH-PPS payment policies for three years, a three year moratorium on the establishment and classification of new LTCHs and LTCH beds, elimination of the payment update for the last quarter of RY 2008 and new medical necessity reviews by Medicare contractors through at least October 1, 2010.

Previously, the statutory definition of an LTCH focused on the facility having an average length of stay of greater than 25 days. The SCHIP Extension Act adds to the statutory requirements by defining an LTCH as a hospital primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTCHs must meet certain facility criteria, including (1) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient’s subsequent admission, evaluates regularly their patients for continuation of care and assesses the available discharge options; (2) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call; and (3) having an interdisciplinary team of healthcare professionals “to prepare and carry out an individualized treatment plan for each patient.” We do not expect that these changes will have any impact on the designation of our hospitals as LTCHs.

The SCHIP Extension Act requires the Secretary of the Department of Health and Human Services to conduct a study on the establishment of national LTCH facility and patient criteria for the purpose of determining medical necessity, appropriateness of admissions and continued stay at, and discharge from, LTCHs. The Secretary must submit a report on the results of this study to Congress. Both the study and the report are required to consider recommendations on LTCH-specific facility and patient criteria contained in a June 2004 report to Congress by the Medicare Payment Advisory Commission.

As described above, the SCHIP Extension Act precludes the Secretary from implementing, during the three year moratorium period, the provisions added by the May 2007 final rule that extended the 25% rule to free-standing LTCHs and grandfathered HIHs. The SCHIP Extension Act also modifies, during the moratorium, the effect of the 25% threshold for admissions from co-located hospitals that was established in the August 2004 final rule. For non-grandfathered HIHs and satellites opened on or before October 1, 2004, the applicable percentage threshold is set at 50%, except for those HIHs and satellites located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals, in which cases the percentage threshold is set at no more than 75%. The ARRA, as discussed below, further revised the SCHIP Extension Act to modify the delay in the percentage limitations to the three cost reporting periods beginning on or after July 1, 2007 for freestanding LTCHs, grandfathered HIHs, and grandfathered satellites and on or after October 1, 2007 for non-grandfathered LTCH HIHs and non-grandfathered satellites.

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

For the three calendar years following December 29, 2007, the Secretary must impose a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities, and LTCH beds in existing LTCH or satellite facilities. This moratorium does not apply to LTCHs that, before the date of enactment, (1) began the qualifying period for payment under the LTCH-PPS, (2) have a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTCH and have expended at least 10% of the estimated cost of the project or $2,500,000, or (3) have obtained an approved certificate of need. Additionally, an LTCH located in a state with only two LTCHs, may request an increase in licensed beds following the closure or decrease in the number of licensed beds at the other LTCH located within the state. As a result of the SCHIP Extension Act’s three calendar year moratorium on the development of new LTCHs, we have stopped all LTCH development.

Beginning with LTCH discharges on or after October 1, 2007 and through September 30, 2010 (unless extended by the Secretary), the SCHIP Extension Act also requires the Secretary to significantly expand medical necessity review for patients admitted to LTCHs by instituting a review of the medical necessity of continued stays of patients admitted to LTCHs. The medical necessity reviews must include a representative sample that results in a 95% confidence interval and guarantees that at least 75% of overpayments received by LTCHs for medically unnecessary admissions and continued stays are recovered and not counted toward an LTCH’s Medicare average length of stay. The Secretary may use up to 40% of the recouped overpayments to compensate the fiscal intermediaries and Medicare administrative contractors for the costs of conducting medical necessity reviews.

May 6, 2008 Interim Final Rule.   On May 6, 2008, CMS published an interim final rule with comment period, which implemented portions of the SCHIP Extension Act. The May 6, 2008 interim final rule addressed: (1) the payment adjustment for very short-stay outliers, (2) the standard federal rate for the last three months of

RY 2008, (3) adjustment of the high cost outlier fixed-loss amount for the last three months of RY 2008, and (4) made reference to the SCHIP Extension Act in the discussion of the basis and scope of the LTCH-PPS rules.

As provided in the SCHIP Extension Act, for discharges beginning on or after December 29, 2007 and before December 29, 2010, the RY 2008 short-stay outlier rule based on the IPPS comparable threshold does not apply. The RY 2008 rule required that cases with a covered length of stay less than or equal to the IPPS comparable threshold and less than five-sixths of the geometric average length of stay for that DRG were paid at an amount comparable to the IPPS per diem. IPPS comparable threshold is defined as cases with a length of stay that is less than the average length of stay plus one standard deviation for the same DRG under IPPS. For discharges occurring on or after April 1, 2008 through June 30, 2008, the revised RY 2008 standard federal rate is $38,086.04, which is the same as the RY 2007 federal rate. In the only interpretation of the SCHIP Extension Act in the interim rule, CMS stated that it is interpreting the term “base rate” to be the standard federal rate “because we believe Congress meant to eliminate the 0.71% update from the RY 2008 standard federal rate.” Finally, the revised high cost outlier fixed-loss amount for discharges occurring on or after April 1, 2008 through June 30, 2008 was $20,707, a decrease of $31 per discharge from the $20,738 fixed-loss amount established by CMS in its technical correction to the May 2007 final rule. CMS indicated that the other issues addressed in the SCHIP Extension Act will be discussed in a forthcoming regulation, including instructions concerning (1) the moratorium on the certification of new LTCHs and satellites and the expansion of beds in existing facilities and (2) implementing changes to the 25% admission threshold adjustment for LTCH patients admitted from certain referring hospitals for a three year period.

May 9, 2008 Final Rule.   On May 9, 2008, CMS published its annual payment rate update for the 2009 LTCH-PPS rate year, or “RY 2009” (affecting discharges and cost reporting periods beginning on or after July 1, 2008). The final rule adopted a 15-month rate update, from July 1, 2008 through September 30, 2009 and moved LTCH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule (October — September). For RY 2009, the rule established a 2.7% update to the standard federal rate. The rule increased the fixed-loss amount for high cost outlier cases to $22,960, which is $2,222 higher than the 2008 LTCH-PPS rate year. The final rule provided that CMS may make a one-time reduction in the LTCH-PPS rates to reflect a budget neutrality adjustment no earlier than December 29, 2010 and no later than October 1, 2012. CMS estimated this reduction will be approximately 3.75%.

May 22, 2008 Interim Final Rule.   On May 22, 2008, CMS published an interim final rule with comment period, which implemented portions of the SCHIP Extension Act not addressed in the May 6, 2008 interim final rule. Among other things, the May 22, 2008 interim final rule established a definition for “free-standing” LTCHs as a hospital that: (1) has a Medicare provider agreement, (2) has an average length of stay of greater than 25 days, (3) does not occupy space in a building used by another hospital, (4) does not occupy space in one or more separate or entire buildings located on the same campus as buildings used by another hospital; and (5) is not part of a hospital that provides inpatient services in a building also used by another hospital. As required by the SCHIP Extension Act, CMS made certain changes to the payment adjustment policy in the May 22, 2008 interim final rule. Effective for cost reporting periods beginning on or after December 29, 2007 and before December 29, 2010, CMS delayed the extension of the 25% threshold payment adjustment to grandfathered HIHs and free-standing LTCHs. Furthermore, CMS increased the patient percentage thresholds from 25% to 50% for certain LTCH HIH and satellite discharges admitted from a co-located hospital, and from 50% to 75% for certain LTCH HIH and satellite discharges at rural HIHs or admitted from a co-located MSA dominant or urban single hospital. For purposes of LTCH HIH and satellite discharges admitted from a co-located MSA dominant or urban single hospital, the percentage threshold continued to be limited by the percentage of total Medicare discharges in the MSA in which the hospital is located that are from the co-located hospital.

The May 22, 2008 interim final rule, effective December 29, 2007, continued to apply the percentage threshold to grandfathered satellites for patients admitted from any individual hospital with which they are not co-located. In addition, LTCH HIHs and LTCH satellites that are not grandfathered remained subject to the percentage threshold for patients admitted from non-co-located hospitals. Neither the SCHIP Extension Act nor the ARRA delayed or excluded these facilities from the percentage threshold applicable for cost reporting periods beginning on or after July 1, 2007. For LTCHs subject to the expanded percentage threshold a three year transition period starts with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold is the lesser of 75% or the percentage of the LTCH’s or LTCH satellite’s admissions discharged from the referring hospital during its cost reporting period beginning on or after July 1, 2004 and before July 1, 2005 (“RY 2005”). For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold will be the lesser of 50% or the percentage of the LTCH’s or LTCH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, LTCHs subject to the expanded percentage threshold will be subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA dominant hospitals).

In accordance with the SCHIP Extension Act, the May 22, 2008 interim final rule provided an exception for new LTCHs that, on or before December 29, 2007, (1) began the qualifying period for payment under the LTCH-PPS, (2) have a binding written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTCH and have expended at least 10% of the estimated cost of the project or $2,500,000, or (3) have obtained an approved certificate of need. The May 22, 2008 interim final rule implemented a moratorium on any increase of LTCH beds in existing LTCHs or LTCH satellites beginning on December 29, 2007 and continuing through December 28, 2010. The May 22, 2008 interim final rule also implemented a narrow exception for new beds. LTCHs located in a state with only two LTCHs may request an increase in beds following the closure or decrease in the number of beds at the other LTCH located within the state. CMS noted that the exception for an increase in beds does not apply to the limit on the number of beds in grandfathered LTCH HIHs or grandfathered LTCH satellites. A grandfathered facility would not be allowed to maintain its grandfathered status if it increases its number of beds under the exception.

August 2008 Final Rule.   On August 19, 2008, CMS published the IPPS final rule for FY 2009 (affecting discharges and cost reports beginning on or after October 1, 2008 and before October 1, 2009), which made limited revisions to the classifications of cases in MS-LTC-DRGs. The final rule also included a number of hospital ownership and physician referral provisions, including expansion of a hospital’s disclosure obligations by requiring physician-owned hospitals to disclose ownership or investment interests held by immediate family members of a referring physician. The final rule requires physician-owned hospitals to furnish to patients, on request, a list of physicians or immediate family members who own or invest in the hospital. Moreover, a physician-owned hospital must require all physician owners or investors who are also active members of the hospital’s medical staff to disclose in writing their ownership or investment interests in the hospital to all patients they refer to the hospital. CMS can terminate the Medicare provider agreement of a physician-owned hospital if it fails to comply with these disclosure provisions or with the requirement that a hospital disclose in writing to all patients whether there is a physician on-site at the hospital 24 hours per day, seven days per week.

The American Recovery and Reinvestment Act of 2009.   On February 17, 2009, President Obama signed into law the ARRA. The ARRA made several technical corrections to the SCHIP Extension Act, including a clarification that, during the moratorium period established by the SCHIP Extension Act, the percentage threshold for grandfathered satellites is set at 50% and not phased in to the 25% level for admissions from a co-located hospital. In addition, the ARRA clarified that the application of the percentage threshold is postponed for a LTCH HIH or satellite that was co-located with a provider-based, off-campus location of an IPPS hospital that did not deliver services payable under IPPS. The ARRA also modified certain delays in the application of the percentage thresholds as originally established in the SCHIP Extension Act. The effective date of the delay in application of the full 25% patient threshold payment adjustment policy is changed from cost reporting periods beginning on or after December 29, 2007 to cost reporting periods beginning on or after July 1, 2007 for freestanding LTCHs and grandfathered HIHs and satellites, and cost reporting periods beginning on or after October 1, 2007 for non-grandfathered LTCH HIHs and satellites.

June 3, 2009 Interim Final Rule.   On June 3, 2009, CMS published an interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that will apply from June 3, 2009 to the remainder of fiscal year 2009 (through September 30, 2009). This interim final rule revised the MS-LTC-DRG relative weights for payment under the LTCH-PPS for fiscal year 2009 due to CMS’s misapplication of its established methodology in the calculation of the budget neutrality factor. CMS stated that the calculation of the budget neutrality factor of 1.04186 was determined using the unadjusted recalibrated relative weights rather than using the normalized relative weights. The revised fiscal year 2009 budget neutrality factor is 1.0030401. This error resulted in relative weights that were higher, by approximately 3.9% for all of fiscal year 2009 (October 1, 2008 through September 30, 2009).

However, CMS is only applying the corrected weights to the remainder of fiscal year 2009 (that is, from June 3, 2009 through September 30, 2009).

July 31, 2009 Final Rule.   On July 31, 2009, CMS released its annual payment rate update for the 2010 LTCH-PPS rate year, or “RY 2010” (affecting discharges and cost reporting periods beginning on or after October 1, 2009 and before September 30, 2010). The increase in the standard federal rate uses a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. As a result, the standard federal rate for RY 2010 is set at $39,896.65, an increase from $39,114.36 in RY 2009. The fixed loss amount for high cost outlier cases is set at $18,425. This is a decrease from the fixed loss amount in the 2009 rate year of $22,960.

The July 31, 2009 annual payment rate update also included an interim final rule with comment period implementing provisions of the ARRA discussed above, including amendments to provisions of the SCHIP Extension Act relating to payments to LTCHs and LTCH satellite facilities and increases in beds in existing LTCHs and LTCH satellite facilities under the LTCH-PPS.

On July 31, 2009, CMS finalized three interim final rules with comment period that it previously published but had yet to respond to public comment. First, CMS finalized the June 3, 2009 interim final rule that adopted a new table of MS-LTC-DRG relative weights for the period between June 3, 2009 and September 30, 2009. Second, CMS finalized the May 6, 2008 interim final rule that implemented changes to LTCH-PPS mandated by the SCHIP Extension Act addressing: (1) payment adjustments for certain short-stay outliers , (2) the federal standard rate for the last three months of rate year 2008, and (3) adjustment of the high cost outlier fixed-loss amount. Finally, CMS finalized the May 22, 2008 interim final rule that implemented changes to LTCH-PPS mandated by the SCHIP Extension Act modifying the percentage threshold policy for certain LTCHs and addressing the three-year moratorium on the establishment of new LTCHs and bed increases at existing LTCHs and LTCH satellites.

The SCHIP Extension Act, as amended by the ARRA, among other things, limited the application of the Medicare admission threshold on HIHs in existence on October 1, 2004 to no lower than 50% (subject to exceptions for rural and MSA dominant hospitals) for a three year period to commence on an LTCH’s first cost reporting period to begin on or after October 1, 2007, postponed for the three year period beginning on December 29, 2007 the SSO policy changes made in the May 2007 final rule and postponed the application of the percentage threshold to all free-standing and grandfathered HIHs for a three year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. The ARRA further limited application of the admissions threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. If the May 2004 final rules and May 2007 final rules become effective as currently written after the expiration of the applicable provisions of the SCHIP Extension Act and the ARRA, these regulatory changes will collectively cause an adverse effect on our operating revenues and profitability in 2011 and beyond, which adverse effect could be partially mitigated if we are able to implement certain operational changes. However, the effect of these changes in 2010 will not be significant.

Medicare Reimbursement of Inpatient Rehabilitation Facility Services.  Inpatient rehabilitation facilities are paid under a prospective payment system specifically applicable to this provider type, which is referred to as “IRF-PPS.” Under the IRF-PPS, each patient discharged from an inpatient rehabilitation facility is assigned to a case mix group or “IRF-CMG” containing patients with similar clinical conditions that are expected to require similar amounts of resources. An inpatient rehabilitation facility is generally paid a pre-determined fixed amount applicable to the assigned IRF-CMG (subject to applicable case adjustments related to length of stay and facility level adjustments for location and low income patients). The payment amount for each IRF-CMG is intended to reflect the average cost of treating a Medicare patient’s condition in an inpatient rehabilitation facility relative to patients with conditions described by other IRF-CMGs. The IRF-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. As required by Congress, IRF-CMG payments rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost based system. The IRF-PPS was phased in over a transition period in 2002. For cost reporting periods beginning on or after October 1, 2002, inpatient rehabilitation facilities are paid solely on the basis of the IRF-PPS payment rate.

Although the initial IRF-PPS regulations did not change the criteria that must be met in order for a hospital to be certified as an inpatient rehabilitation facility, CMS adopted a separate final rule on May 7, 2004 that made significant changes to those criteria. The new inpatient rehabilitation facility certification criteria became effective for cost reporting periods beginning on or after July 1, 2004. Under the historic IRF certification criteria that had been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of ten conditions specified in the regulation. We refer to such 75% requirement as the “75% rule.”

CMS adopted four major changes to the 75% rule in its May 7, 2004 final rule. First, CMS temporarily lowered the 75% compliance threshold, as follows: (1) 50% for cost reporting periods beginning on or after July 1, 2004 and before July 1, 2005; (2) 60% for cost reporting periods beginning on or after July 1, 2005 and before July 1, 2006; (3) 65% for cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007; and (4) 75% for cost reporting periods beginning on or after July 1, 2007. Second, CMS modified and expanded from ten to 13 the medical conditions used to determine whether a hospital qualifies as an inpatient rehabilitation facility. Third, the agency finalized the conditions under which comorbidities can be used to verify compliance with the 75% rule. Fourth, CMS changed the timeframe used to determine compliance with the 75% rule from “the most recent 12-month cost reporting period” to “the most recent, consecutive, and appropriate 12-month period,” with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility’s certification for its cost reporting period that begins immediately after the 12-month review period.

Under the Deficit Reduction Act of 2005, enacted on February 8, 2006, Congress extended the phase-in period for the 75% rule by maintaining the compliance threshold at 60% (rather than increasing it to 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold was then to increase to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008.

August 2006 Final Rule.   In the August 2006 final rule updating IRF-PPS for discharges occurring on or after October 1, 2006 and on or before September 30, 2007, CMS reduced the standard payment amount by 2.6% and increased the outlier threshold for fiscal year 2007 to $5,534 from $5,129 for fiscal year 2006. CMS stated that the reduction in standard payment was to account for coding changes that did not reflect real changes in case mix.

August 2007 Final Rule.   In the August 2007 final rule updating IRF-PPS for discharges occurring on or after October 1, 2007 and on or before September 30, 2008, CMS increased the standard payment amount by 3.2% and increased the outlier threshold for fiscal year 2008 to $7,362 from $5,534 for fiscal year 2007.

Medicare Medicaid and SCHIP Extension Act of 2007.   The SCHIP Extension Act included a permanent freeze in the 75% rule patient classification criteria compliance threshold at 60% (with comorbidities counting toward this threshold) and a payment freeze from April 1, 2008 through September 30, 2009. In order to comply with Medicare inpatient rehabilitation facility certification criteria, it may be necessary for our IRFs to implement restrictive admissions policies and not admit patients whose diagnoses fall outside the 13 specified conditions. Such policies may result in reduced patient volumes, which could have a negative effect on financial performance.

In addition to meeting the compliance threshold, a hospital must meet other facility criteria to be classified as an IRF, including: (1) a provider agreement to participate as a hospital in Medicare; (2) a preadmission screening procedure; (3) ensuring that patients receive close medical supervision and furnish, through the use of qualified personnel, rehabilitation nursing, physical therapy, and occupational therapy, plus, as needed, speech therapy, social or psychological services, and orthotic and prosthetic services; (4) a full-time, qualified director of rehabilitation; (5) a plan of treatment for each inpatient that is established, reviewed, and revised as needed by a physician in consultation with other professional personnel who provide services to the patient; (6) a coordinated multidisciplinary team approach in the rehabilitation of each inpatient, as documented by periodic clinical entries made in the patient’s medical record to note the patient’s status in relationship to goal attainment, and that team conferences are held at least every two weeks to determine the appropriateness of treatment. Failure to comply with any of the classification criteria, including the compliance threshold, may cause a hospital to lose its exclusion from the prospective payment system that applies to general acute care hospitals and, as a result, no longer be eligible for payment at a higher rate.

The SCHIP Extension Act requires the Secretary, in consultation with providers, trade organizations and the Medicare Payment Advisory Commission, to prepare an analysis of the compliance threshold for the Committee on Ways and Means of the House of Representatives and the Committee on Finance of the Senate. Among other things, the analysis must include the potential effect of the 75% rule on access to care, alternatives to the 75% rule policy for certifying inpatient rehabilitation hospitals, and the appropriate setting of care for conditions of patients commonly admitted to IRFs that are not one of the 13 specified conditions. In requiring the Secretary to produce a recommendation for classifying IRFs, Congress used the term “75% rule” for the first time to describe the compliance threshold requirement, while at the same time freezing the threshold at 60%. The results of this analysis may impact future policies, regulations and statutes governing IRF-PPS.

August 2008 Final Rule.   On August 8, 2008, CMS published the final rule for IRF-PPS for FY 2009. The final rule includes changes to the IRF-PPS regulations designed to implement portions of the SCHIP Extension Act. In particular, the patient classification criteria compliance threshold is established at 60% (with comorbidities counting toward this threshold). In addition to updating the various values that compose the IRF-PPS, the final rule increased the outlier threshold amount to $10,250 from $7,362 for fiscal year 2007. CMS also updated the CMG relative weights and average length of stay values.

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

In the same final rule, CMS adopted new coverage criteria, including requirements for preadmission screening, post-admission evaluations, and individualized treatment planning that emphasize the role of physicians in ordering and overseeing beneficiaries’ IRF care. Among other things, the rule requires IRF services to be ordered by a rehabilitation physician with specialized training and experience in rehabilitation services and be coordinated by an interdisciplinary team meeting the rule’s specifications. The interdisciplinary team must meet weekly to review the patient’s progress and make any needed adjustments to the individualized plan of care. IRFs must use qualified personnel to provide required rehabilitation nursing, physical therapy, occupational therapy, speech-language pathology, social services, psychological services, and prosthetic and orthotic services (CMS notes that it also is considering adopting specific standards on the use of group therapies at a future date). The rule also includes new documentation requirements, including a requirement that IRFs submit patient assessment data on Medicare Advantage patients. While the final rule’s payment rate updates are effective for IRF discharges on or after October 1, 2009, CMS has adopted a January 1, 2010 effective date for the new coverage requirements to provide facilities more time to comply with the new framework. If we fail to implement the new coverage criteria, claims for our services may be denied in whole or in part.

Specialty Hospital Medicaid Reimbursement.  The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965 and administered and funded jointly by each individual state government and CMS. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 3.3% of our specialty hospital net operating revenues for the year ended December 31, 2009.

Medicare Reimbursement of Outpatient Rehabilitation Services.  Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2010, the annual limit on outpatient therapy services is $1,860 for combined physical and speech language pathology services and $1,860 for occupational therapy services. The per beneficiary caps were $1,840 for calendar year 2009. In the Deficit Reduction Act of 2005, Congress implemented an exception process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the Temporary Extension Act of 2010 extended the exception process through March 31, 2010. The exception process will expire on April 1, 2010 unless further extended by Congress. There can be no assurance that Congress will extend it further. Failure to extend the exception process may reduce our future net operating revenues and profitability.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2009 CMS or Congress has taken action to prevent the SGR formula reductions. On December 19, 2009, President Obama signed the Department of Defense Appropriations Act, 2010 into law, which delayed until March 1, 2010 the payment reductions for 2010 required by the SGR formula. The Temporary Extension Act of 2010 further delayed the scheduled reduction in Medicare payment until March 31, 2010. Congress is now considering several proposals to delay the payment cut further or to replace the SGR formula with another methodology for setting Medicare physician payment rates. We cannot predict what actions, if any, Congress or CMS may take with respect to the Medicare physician fee schedule update. If no further legislation is passed by Congress and signed by the President, the SGR formula will reduce our Medicare outpatient rehabilitation payment rates by approximately 21.2% beginning April 1, 2010. For the year ended December 31, 2009, we received approximately 9.7% of our outpatient rehabilitation net operating revenues from Medicare.

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

Workers’ Compensation.  Net operating revenues generated directly from Workers’ compensation programs represented approximately 18.9% of our net operating revenue from outpatient rehabilitation services for the year ended December 31, 2009. Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers’ compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services.

Federal Healthcare Reform Proposals

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. Comprehensive national healthcare reform is currently a focus at the federal level. In the final months of 2009, both houses of the U.S. Congress passed different versions of comprehensive healthcare reform legislation. Both versions of the legislation would require most individuals to have health insurance coverage, and would aim to promote quality and cost efficiency in healthcare delivery and budgetary savings in the Medicare program. On March 3, 2010, President Obama announced that he would seek passage of healthcare reform legislation with certain changes. While no comprehensive healthcare reform legislation has yet become law, we anticipate that Congress will continue to consider legislative changes, either as part of comprehensive healthcare reform or separately, that could affect our business.

Legislative changes that have been discussed as part of healthcare reform have included, among other things, calls for bundled payments to hospitals that would cover not just the hospitalization, but care from certain post-acute providers for the 30 days after the hospitalization. A significant portion of the services furnished by our specialty hospitals and outpatient rehabilitation clinics are to patients discharged from acute care hospitals. Therefore, the proposal to bundle payments to hospitals could have a material impact on volume of referrals to our facilities from acute care hospitals and the payment rates that we receive for our services. Other proposed legislative changes have included negative adjustments to the annual market basket updates for the Medicare long term care hospital and inpatient rehabilitation payment systems, penalties for hospital readmissions, value-based purchasing and enhanced efforts to curb fraud and abuse, including by implementing additional prepayment reviews. There has also been discussion of establishing an Independent Medicare Advisory Board charged with presenting proposals to Congress to reduce Medicare expenditures when such expenditures exceed specified levels.

Healthcare reform legislation passed by the U.S. Senate in 2009 contained a temporary extension of policies adopted in the SCHIP Extension Act, including extending relief from certain LTCH-PPS payment policies and extending the moratorium on the establishment and classification of new LTCHs and LTCH beds. The healthcare reform legislation passed by the U.S. House of Representatives in 2009 did not contain a similar extension. It is uncertain whether both houses of Congress will enact healthcare reform legislation or other legislation that includes an extension of the policies adopted in the SCHIP Extension Act.

At this time we are unable to predict what action Congress or the President might take with respect to comprehensive healthcare reform or other legislation affecting healthcare, or the impact of any such legislation on our revenues, operating costs, results of operations or cash flows.

Other Healthcare Regulations

Medicare Recovery Audit Contractors.  The Tax Relief and Health Care Act of 2006 instructed CMS to contract with third-party organizations, known as recovery audit contractors, or “RACs,” to identify Medicare underpayments and overpayments, and to authorize RACs to recoup any overpayments. The compensation paid to each RAC is based on a percentage of overpayment recoveries identified by the RAC. CMS has selected and entered into contracts with four RACs, each of which has begun their audit activities in specific jurisdictions. RAC audits of our Medicare reimbursement may lead to assertions that we have been overpaid, require us to incur additional costs to respond to requests for records and pursue the reversal of payment denials, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.

Fraud and Abuse Enforcement.  Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 expanded significantly the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government. See “— Legal Proceedings.”

From time to time, various federal and state agencies, such as the Office of the Inspector General of the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to long term acute care hospitals, inpatient rehabilitation facilities or outpatient rehabilitation services or providers. For example, the Office of Inspector General’s 2005 Work Plan describes plans to study whether patients in long term acute care hospitals are receiving acute-level services or could be cared for in skilled nursing facilities. The 2006 and 2007 Work Plans describe plans: (1) to study the accuracy of Medicare payment for inpatient rehabilitation stays when patient assessments are entered later than the required deadlines, (2) to study both inpatient rehabilitation facility and long term acute care hospital payments in order to determine whether they were made in accordance with applicable regulations, including policies on outlier payments and interrupted stays, and (3) to study physical and occupational therapy claims in order to determine whether the services were medically necessary, adequately documented and certified. The 2007 Work Plan describes plans to study the extent to which long term acute care hospitals admit patients from a sole general acute care hospital and whether hospitals currently reimbursed under LTCH-PPS are in compliance with the average length of stay criteria. The 2008 Work Plan announced plans to review whether payments to long term acute care hospitals were appropriate for: (1) interrupted stays, (2) short stay outliers, (3) cases involving the readmission of patients transferred to a co-located general acute care hospital, and (4) cases exceeding the applicable patient threshold payment adjustment policy. In the 2009 Work Plan, the Office of Inspector General indicated an interest in reviewing Medicare claims involving cases transferred from inpatient rehabilitation facilities to other inpatient rehabilitation facilities, long term acute care hospitals, acute inpatient hospitals, or nursing homes that accept payments under the Medicare or Medicaid programs. The 2009 Work Plan also announced an interest in reviewing Medicare bad debts claimed by inpatient rehabilitation facilities and long term acute care hospitals in order to determine whether such claims were reimbursable. The 2010 Work Plan identified as an area of concern whether the patient assessments instruments prepared by inpatient rehabilitation facilities were submitted in accordance with Medicare regulations. We monitor government publications applicable to us to supplement and enhance our compliance efforts.

We endeavor to conduct our operations in compliance with applicable laws, including healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities, which may result in a voluntary refund of monies to Medicare, Medicaid or other governmental healthcare programs.

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

Section 1877 of the Social Security Act, commonly known as the “Stark Law,” prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs and other federal and state healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

Provider-Based Status.  The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate 12 specialty hospitals that are treated as provider-based satellites of certain of our other facilities, certain of our outpatient rehabilitation services are operated as departments of our inpatient rehabilitation facilities, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

Health Information Practices.  The Health Insurance Portability and Accountability Act of 1996 or “HIPAA” mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to the Health Insurance Portability and Accountability Act of 1996 are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier), employers, health plans and individuals, security and electronic signatures, privacy and enforcement. If we fail to comply with the HIPAA requirements, we could be subject to criminal penalties and civil sanctions. The privacy, security and enforcement provisions of HIPAA were enhanced by the Health Information Technology for Economic and Clinical Health Act, or “HITECH,” which was included in the ARRA. Among other things, HITECH establishes security breach notification requirements, allows enforcement of HIPAA by state attorneys general, and increases penalties for HIPAA violations.

The Department of Health and Human Services has adopted standards in three areas that most affect our operations.

Standards relating to the privacy of individually identifiable health information govern our use and disclosure of protected health information and require us to impose those rules, by contract, on any business associate to whom such information is disclosed. We were required to comply with these standards by April 14, 2003.

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

We maintain a HIPAA committee that is charged with evaluating and monitoring our compliance with the Health Insurance Portability and Accountability Act of 1996. The HIPAA committee monitors regulations promulgated under HIPPA as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition or results of operations. We cannot estimate the cost of compliance with standards that have not been issued or finalized by the Department of Health and Human Services.

In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. The Federal Trade Commission issued so-called “Red Flag” regulations aimed at preventing and detecting identity theft, which are expected to become effective soon. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach are becoming more common. Although our policies and procedures are aimed at complying with privacy and security requirements and minimizing the risks of any breach of privacy or security, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

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

Compliance Committee

Our compliance committee is made up of members of our senior management and in-house counsel. The compliance committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the HIPAA committee meets on a regular basis to review compliance with regulations promulgated under HIPPA, including amendments made by the Health Information Technology for Economic and Clinical Health Act or HITECH, and provides reports to the compliance committee. The vice president of compliance and audit services meets with the audit committee on a quarterly basis to provide an overview of the activities and operation of our compliance program.

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

Compliance Monitoring and Auditing / Comprehensive Training and Education

Monitoring reports and the results of compliance for each of our business segments are reported to the compliance committee on a quarterly basis. We train and educate our employees regarding the code of conduct, as well as the legal and regulatory requirements relevant to each employee’s work environment. New and current employees are required to acknowledge and certify that the employee has read, understood and has agreed to abide by the code of conduct. Additionally, all employees are required to re-certify compliance with the code on an annual basis.

Policies and Procedures Reflecting Compliance Focus Areas

We review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the ongoing compliance focus areas which have been identified by the compliance committee.

Internal Audit

In addition to and in support of the efforts of our compliance department, during 2001 we established an internal audit function. The vice president of compliance and audit services manages the combined Compliance and Audit Department and meets with the audit committee of the board of directors on a quarterly basis to discuss audit results.

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, or may be obtained by calling the SEC at 1 — 800 —

SEC — 0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Our website address is http://www.selectmedicalcorp.com and can be used to access free of charge, through the investor relations section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information on our website is not incorporated as a part of this annual report.

Executive Officers

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of December 31, 2009:

Name	Age	Position

Rocco A. Ortenzio	77	Executive Chairman
Robert A. Ortenzio	52	Chief Executive Officer
Patricia A. Rice	63	President and Chief Operating Officer
David W. Cross	63	Executive Vice President and Chief Development Officer
S. Frank Fritsch	58	Executive Vice President and Chief Human Resources Officer
Martin F. Jackson	55	Executive Vice President and Chief Financial Officer
James J. Talalai	48	Executive Vice President and Chief Information Officer
Michael E. Tarvin	49	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	49	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	41	Vice President, Compliance and Audit Services and Corporate Compliance Officer

Rocco A. Ortenzio co-founded our company and he served as Chairman and Chief Executive Officer from February 1997 until September 2001. Mr. Ortenzio has served as Executive Chairman since September 2001. He became a director of Holdings upon the consummation of the Merger Transactions. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Chief Executive Officer.

Robert A. Ortenzio co-founded our company and has served as a director of Select since February 1997. He became a director of Holdings upon the consummation of the Merger Transactions. Mr. Ortenzio has served as our Chief Executive Officer since January 1, 2005 and as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. He currently serves on the board of directors of Odyssey Healthcare, Inc., a hospice healthcare company, and U.S. Oncology, Inc. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Executive Chairman.

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

David W. Cross has served as our Executive Vice President and Chief Development Officer since February 2007. He served as our Senior Vice President and Chief Development Officer from December 1998 to February 2007. Before joining us, he was President and Chief Executive Officer of Intensiva Healthcare Corporation from 1994 until we acquired it. Mr. Cross was a founder, the President and Chief Executive Officer, and a director of Advanced Rehabilitation Resources, Inc., and served in each of these capacities from 1990 to 1993. From 1987 to 1990, he was Senior Vice President of Business Development for RehabCare Group, Inc., a publicly traded rehabilitation care company, and in 1993 and 1994 served as Executive Vice President and Chief Development Officer of RehabCare Group, Inc. Mr. Cross currently serves on the board of directors of Odyssey Healthcare, Inc., a hospice healthcare company.

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

Robert G. Breighner, Jr. has served as our Vice President, Compliance and Audit Services since August 2003. He served as our Director of Internal Audit from November 2001 to August 2003. Previously, Mr. Breighner was

Director of Internal Audit for Susquehanna Pfaltzgraff Co. from June 1997 until November 2001. Mr. Breighner held other positions with Susquehanna Pfaltzgraff Co. from May 1991 until June 1997.

Item 1A.	Risk Factors.

In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.

If there are changes in the rates or methods of government reimbursements for our services, our net operating revenues and profitability could decline.

Approximately 46% and 47% of our net operating revenues for the year ended December 31, 2008 and the year ended December 31, 2009, respectively, came from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. President Obama has proposed comprehensive reforms to the healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either by the U.S. Congress or by the Centers for Medicare & Medicaid Services, or “CMS.” If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. We cannot predict what form healthcare reform will take, or if significant healthcare reform in the near term will take place at all. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.

We conduct business in a heavily regulated industry, and changes in regulations, new interpretations of existing regulations or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.

The healthcare industry is subject to extensive federal, state and local laws and regulations relating to:

•	facility and professional licensure, including certificates of need;

•	conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse and physician self-referral;

•	addition of facilities and services and enrollment of newly developed facilities in the Medicare program;

•	payment for services; and

•	safeguarding protected health information.

Both federal and state regulatory agencies inspect, survey and audit our facilities to review our compliance with these laws and regulations. While our facilities intend to comply with existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. In recent years, some regulatory agencies inspecting our facilities have applied these requirements and standards more strictly. A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure, Medicare certification or accreditation. These consequences could have an adverse effect on our company.

In addition, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, physician ownership and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject us to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services and capital expenditure programs. These changes may increase our operating expenses and reduce our operating revenues. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to any related investigation or other enforcement action.

During July 2009, we received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning our financial relationships with certain physicians practicing at our hospitals in Columbus, Ohio. We do not know whether the subpoena has been issued in connection with a lawsuit under the qui tam provisions of the federal False Claims Act or in connection with possible civil, criminal or administrative proceedings by the government. We have produced documents in response to the subpoena and intend to fully cooperate with this investigation. At this time, we are unable to predict the timing and outcome of this matter. See “Legal Proceedings” and “Business — Government Regulations.”

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to long term acute care hospitals operated as “hospitals within hospitals” or as “satellites” will have an adverse effect on our future net operating revenues and profitability.

On August 11, 2004, CMS published final regulations applicable to long term acute care hospitals that are operated as “hospitals within hospitals” or as “satellites.” We collectively refer to hospitals within hospitals and satellites as “HIHs,” and we refer to the CMS final regulations as the “final regulations.” HIHs are separate hospitals located in space leased from, and located in or on the same campus of, another hospital. We refer to such other hospitals as “host” hospitals.

Effective for hospital cost reporting periods beginning on or after October 1, 2004, the final regulations, subject to certain exceptions, provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25% except for HIHs located in rural areas or co-located with an “MSA dominant” hospital or single urban hospital (as defined by the current regulations) in which cases the percentage is no more than 50%, nor less than 25%. Certain grandfathered HIHs were initially excluded from the Medicare admission threshold in the August 11, 2004 final regulations. Grandfathered HIHs refer to certain HIHs that were in existence on or before September 30, 1995, and grandfathered satellite facilities refer to satellites of grandfathered HIHs that were in existence on or before September 30, 1999.

For HIHs that meet specified criteria and were in existence as of October 1, 2004, including all but two of our then existing grandfathered HIHs, the Medicare admissions thresholds were phased in over a four year period starting with hospital cost reporting periods beginning on or after October 1, 2004, as follows: (1) for discharges during the cost reporting period beginning on or after October 1, 2004 and before October 1, 2005, the Medicare admissions threshold was the Fiscal 2004 Percentage (as defined below) of Medicare discharges admitted from the host hospital; (2) for discharges during the cost reporting period beginning on or after October 1, 2005 and before October 1, 2006, the Medicare admissions threshold was the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 75%; (3) for discharges during the cost reporting period beginning on or after October 1, 2006 and before October 1, 2007, the Medicare admissions threshold was the lesser of the Fiscal 2004 Percentage of Medicare discharges admitted from the host hospital or 50%; and (4) for discharges during cost reporting periods beginning on or after October 1, 2007, the Medicare admissions threshold is 25%.

The Medicare, Medicaid, and SCHIP Extension Act of 2007, or the “SCHIP Extension Act,” (as amended by the American Recovery and Reinvestment Act, the “ARRA”) has limited the application of the Medicare admission threshold on HIHs in existence on October 1, 2004 and subject to the four year phase in described above. For these HIHs, the admission threshold is no lower than 50% for a three year period to commence on a long term acute care hospital’s, or “LTCH’s,” first cost reporting period to begin on or after October 1, 2007. Under the SCHIP Extension Act, for HIHs located in rural areas the percentage threshold is no more than 75% for the same three year period. For HIHs that are co-located with MSA dominant hospitals or single urban hospitals, the percentage threshold is no more than 75% during the same three year period or the percentage of total Medicare discharges in the MSA in which the hospital is located that are from the co-located hospital. In the 2008 rate year final rule, CMS applied the

Medicare admissions threshold to admissions to grandfathered HIHs and grandfathered satellites from co-located hospitals. The SCHIP Extension Act delays application of the admissions threshold on grandfathered HIHs for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. The ARRA limits application of the admission threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. As of December 31, 2009, we owned 65 LTCH HIHs; four of these HIHs were subject to a maximum 25% Medicare admission threshold, 19 of these HIHs were co-located with a MSA dominate hospital or single urban hospital and were subject to a Medicare admission threshold of no more than 75%, 38 of these HIHs were subject to a maximum 50% Medicare admissions threshold, two of these HIHs were located in a rural area and were subject to a maximum 75% Medicare admission threshold, and two of these HIHs were grandfathered HIHs and not subject to a Medicare admission threshold.

With respect to any HIH, “Fiscal 2004 Percentage” means the percentage of all Medicare patients discharged by such HIH during its cost reporting period beginning on or after October 1, 2003 and before October 1, 2004 who were admitted to such HIH from its host hospital. In no event, however, is the Fiscal 2004 Percentage less than 25%.

Because these rules are complex and are based on the volume of Medicare admissions from our host hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, after the expiration of the three year moratorium provided by the SCHIP Extension Act, we expect many of our HIHs will experience an adverse financial impact beginning for their cost reporting periods on or after October 1, 2010, when the Medicare admissions thresholds decline to 25%.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to long term acute care hospitals operated as free-standing or grandfathered “hospitals within hospitals” or grandfathered “satellites” will have an adverse effect on our future net operating revenues and profitability.

All Medicare payments to our long term acute care hospitals are made in accordance with a prospective payment system specifically applicable to long term acute care hospitals, referred to as “LTCH-PPS.” On May 1, 2007, CMS published its annual payment rate update for the 2008 LTCH-PPS rate year, or RY 2008. We refer to such rate update as the May 2007 final rule. The May 2007 final rule makes several changes to LTCH-PPS payment methodologies and amounts during RY 2008. As described below, however, many of these changes have been postponed for a three year period by the SCHIP Extension Act.

For cost reporting periods beginning on or after July 1, 2007, the May 2007 final rule expanded the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with an LTCH or satellite of an LTCH. Under the May 2007 final rule, free-standing LTCHs and grandfathered LTCH HIHs are subject to the Medicare admission thresholds, as well as HIHs that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges is subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care inpatient prospective payment system, or “IPPS.” IPPS rates are generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS.

The SCHIP Extension Act, as amended, postponed the application of the percentage threshold to free-standing LTCHs and grandfathered HIHs for a three year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period stated above, to Medicare patients discharged from an LTCH HIH or satellite that were admitted from a non-co-located hospital. In addition, the SCHIP Extension Act, as interpreted by CMS, did not provide relief from the application of the threshold for patients admitted from a co-located hospital to certain non-grandfathered HIHs.

Of the 88 long term acute care hospitals we owned as of December 31, 2009, 23 were operated as free-standing hospitals and two qualified as grandfathered LTCH HIHs. Because these rules are complex and are based on the volume of Medicare admissions from other referring hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, if the May 2007 rule is applied as currently written, there will be an adverse financial impact to the net operating revenues and profitability of many of these hospitals for cost reporting periods on or after July 1, 2010 when the Medicare admissions thresholds go into effect for free-standing hospitals.

The moratorium on the Medicare certification of new long term care hospitals and beds in existing long term care hospitals will limit our ability to increase long term acute care hospital bed capacity, expand into new areas or increase services in existing areas we serve.

The SCHIP Extension Act imposed a three year moratorium beginning on December 29, 2007 on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCH or satellite facilities. The moratorium does not apply to LTCHs that, before December 29, 2007, (1) began the qualifying period for payment under the LTCH-PPS, (2) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTCH and had expended at least 10% of the estimated cost of the project or $2,500,000 or (3) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTCH is located in a state where there is only one other LTCH and the LTCH requests an increase in beds following the closure or the decrease in the number of beds of the other LTCH. Since we may still acquire LTCHs that were in existence prior to December 29, 2007, we do not expect this moratorium to materially impact our strategy to expand by acquiring additional LTCHs if such LTCHs can be acquired at attractive valuations. This moratorium, however, may still otherwise adversely affect our ability to increase long term acute care bed capacity, expand into new areas or increase bed capacity in existing areas we serve.

Government implementation of recent changes to Medicare’s method of reimbursing our long term acute care hospitals will reduce our future net operating revenues and profitability.

The May 2007 final rule changed the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each long term care diagnosis-related group, or “LTC-DRG” (also referred to as “short-stay outlier” or “SSO” cases). Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component decreases and the percentage based on the LTC-DRG component increases. For the three year period beginning on December 29, 2007, the SCHIP Extension Act delays the SSO policy changes made in the May 2007 final rule. In an interim final rule dated May 6, 2008, CMS revised the regulations to provide that the change in the SSO policy adopted in the RY 2008 annual payment update does not apply for a three year period beginning with discharges occurring on or after December 29, 2007 and before December 29, 2010. The implementation of the payment methodology for short-stay outliers discharged after December 29, 2010 will reduce our future net operating revenues and profitability.

A long term acute care hospital is paid a pre-determined fixed amount for Medicare patients under LTCH-PPS depending upon the LTC-DRG to which each patient is assigned. LTCH-PPS includes special payment policies that adjust the payments for some patients based on a variety of factors. On May 12, 2006, CMS published its final annual payment rate updates for the 2007 LTCH-PPS rate year. The May 2006 final rule made several changes to LTCH-PPS payment methodologies and amounts. For discharges occurring on or after July 1, 2006, the rule changed the payment methodology for SSO cases. Payment for these patients was previously based on the lesser of (1) 120% of the cost of the case, (2) 120% of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay or (3) the full LTC-DRG payment. The May 2006 final rule modified the limitation in clause (1) above to reduce payment for SSO cases to 100% (rather than 120%) of the cost of the case. The final rule also added a fourth limitation, capping payment for SSO cases at a per diem rate derived from blending 120% of the LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component decreases and the percentage based on the LTC-DRG component increases.

On May 1, 2007, CMS published its final annual payment rate updates for the 2008 LTCH-PPS rate year. The May 2007 final rule further revised the payment adjustment for SSO cases. Beginning with discharges on or after July 1, 2007, for cases with a length of stay that is less than the average length of stay plus one standard deviation for the same diagnosis-related group, or “DRG,” under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule effectively lowered the LTCH payment to a rate based on the general acute care hospital IPPS. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy described above under the May 2006 final rule. Cases with a covered length of stay less than or equal to the IPPS comparable threshold and less than five-sixths of the geometric average length of stay for that LTC-DRG are paid at an amount comparable to the IPPS per diem. As previously stated, the SCHIP Extension Act delays the SSO policy changes made in the May 2007 final rule for the three year period beginning on December 29, 2007.

If our long term acute care hospitals fail to maintain their certifications as long term acute care hospitals or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.

We operate 89 long term acute care hospitals, 88 of which are currently certified by Medicare as long term acute care hospitals and one which is in its demonstration period. Long term acute care hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as a long term acute care hospital, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. Similarly, our HIHs must meet conditions of participation in the Medicare program, which include additional criteria establishing separateness from the hospital with which the HIH shares space. If our long term acute care hospitals or HIHs fail to meet or maintain the standards for certification as long term acute care hospitals, they will receive payment under the general acute care hospitals IPPS which is generally lower than payment under the system applicable to long term acute care hospitals. Payments at rates applicable to general acute care hospitals would result in our long term acute care hospitals receiving significantly less Medicare reimbursement than they currently receive for their patient services.

Implementation of additional patient or facility criteria for LTCHs that limit the population of patients eligible for our hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenue and profitability.

CMS and industry stakeholders have, for a number of years, explored the development of facility and patient certification criteria for LTCHs, potentially as an alternative to the current specific payment adjustment features of LTCH-PPS. In its June 2004 “Report to Congress,” the Medicare Payment Advisory Commission recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTCHs in order to ensure that only appropriate patients are admitted to these facilities. The Medicare Payment Advisory Commission is an independent federal body that advises Congress on issues affecting the Medicare program. After the Medicare Payment Advisory Commission’s recommendation, CMS awarded a contract to Research Triangle Institute International to examine such recommendation. However, while acknowledging that Research Triangle Institute International’s findings are expected to have a substantial impact on future Medicare policy for LTCHs, CMS stated in the May 2006 final rule that many of the specific payment adjustment features of LTCH-PPS then in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for LTCHs. In the preamble to the RY 2009 LTCH-PPS proposed rule, CMS indicated that Research Triangle Institute International continues to work with the clinical community to make recommendations to CMS regarding payment and treatment of critically ill patients in LTCHs. The SCHIP Extension Act requires the Secretary of the Department of Health and Human Services to conduct a study and submit a report to Congress on the establishment of national LTCH facility and patient criteria and to consider the recommendations contained in the Medicare Payment Advisory Commission’s June 2004 report to Congress. Implementation of additional criteria that may limit the population of patients eligible for our hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenues and profitability. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement.”

Implementation of modifications to the admissions policies of our inpatient rehabilitation facilities as required in order to achieve compliance with Medicare regulations may result in a reduction of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability.

We operate six acute medical rehabilitation hospitals, all of which are currently certified by Medicare as inpatient rehabilitation facilities, or “IRFs.” In order for these facilities to be eligible for payment under the IRF prospective payment system (“IRF-PPS”) for services provided to Medicare patients, each IRF must establish that, during its most recent 12-month cost reporting period, it served an inpatient population requiring intensive rehabilitation services. In particular, for cost reporting periods beginning on or after July 1, 2005, at least 60% of an IRFs inpatient population must require intensive rehabilitation services for treatment of one or more of 13 specific conditions with specified comorbidities counting toward this threshold.

In order to comply with Medicare inpatient rehabilitation facility certification criteria, it may be necessary for us to implement more restrictive admissions policies at our inpatient rehabilitation facilities and not admit patients whose diagnoses fall outside the specified conditions. Such policies may result in a reduction of patient volume at these hospitals and, as a result, may reduce our future net operating revenues and profitability. See “Business — Government Regulations.”

Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics or implementation of annual caps that limit the amount that can be paid for outpatient therapy services rendered to any Medicare beneficiary may reduce our future net operating revenues and profitability.

Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. If no further legislation is passed by Congress and signed by the President, the SGR formula will reduce our Medicare outpatient rehabilitation payment rates by approximately 21.2% beginning April 1, 2010.

Congress has established annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. As directed by Congress in the Deficit Reduction Act of 2005, CMS implemented an exception process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the Temporary Extension Act of 2010 extended the exception process through March 31, 2010. The exception process will expire on April 1, 2010 unless further extended by Congress. There can be no assurance that Congress will extend it further. To date, the implementation of the therapy caps has not had a material adverse effect on our business. However, if the exception process is not renewed, our future net operating revenues and profitability may decline. For the years ended December 31, 2008 and December 31, 2009, we received approximately 9.5% and 9.7%, respectively, of our outpatient rehabilitation net operating revenues from Medicare. See “Business — Government Regulations.”

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

The Health Insurance Portability and Accountability Act of 1996 required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The Health Information Technology for Economic and Clinical Health Act, or “HITECH,” which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act could result in civil or criminal penalties.

In addition to HIPPA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. The Federal Trade Commission issued so-called “Red Flag” regulations aimed at preventing and detecting identity theft, which are expected to become effective soon. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach are becoming more common.

We have developed a comprehensive set of policies and procedures in our efforts to comply with the Health Insurance Portability and Accountability Act of 1996 and other privacy laws. Our compliance officers and information security officers are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with the Health Insurance Portability and Accountability Act of 1996 and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

As a result of increased post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.

We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of new government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted to LTCHs, and audits of Medicare claims under the Recovery Audit Contractor program. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.

We may be adversely affected by negative publicity which can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes.

Negative press coverage can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes. On February 10, 2010, the New York Times published an article focusing on our Company and the long term acute care hospital industry entitled “Long-Term Care Hospitals Face Little Scrutiny.” On March 8, 2010, we received a letter from the United States Senate Finance Committee in response to the New York Times article asking us to respond to a variety of questions regarding our long-term care hospitals. Adverse publicity such as articles in the New York Times and increased governmental scrutiny can have a negative impact on our reputation with referral sources and patients and on the morale and performance of our employees, both of which could adversely affect our businesses and results of operations.

Future acquisitions or joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

As part of our growth strategy, we may pursue acquisitions or joint ventures of specialty hospitals, outpatient rehabilitation clinics and other related healthcare facilities and services. These acquisitions or joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions or joint ventures involve numerous risks, including:

•	difficulty and expense of integrating acquired personnel into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

We cannot assure you that we will succeed in obtaining financing for acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired hospitals and outpatient rehabilitation clinics profitably or succeed in achieving improvements in their financial performance.

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

If we fail to maintain established relationships with the physicians in the areas we serve, our net operating revenues may decrease.

Our success is partially dependent upon the admissions and referral practices of the physicians in the communities our hospitals and our outpatient rehabilitation clinics serve, and our ability to maintain good relations with these physicians. Physicians referring patients to our hospitals and clinics are generally not our employees and, in many of the local areas that we serve, most physicians have admitting privileges at other hospitals and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our hospitals’ admissions and clinics’ businesses may decrease, and our net operating revenues may decline.

Changes in federal or state law limiting or prohibiting certain physician referrals may preclude physicians from investing in our hospitals or referring to hospitals in which they already own an interest.

The federal self referral law, or “Stark Law,” 42 U.S.C. § 1395nn, prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services. Under current law, physicians who have a direct or indirect ownership interest in a hospital will not be prohibited from referring to the hospital because of the applicability of the “whole hospital exception” to the Stark Law. Various bills recently introduced in Congress have included provisions that further restrict physician ownership in hospitals to which the physician refers patients. These provisions would typically limit the Stark Law’s “whole hospital exception” to existing hospitals with physician ownership. Physicians with ownership in “new” hospitals would be prohibited from referring to that hospital. Certain requirements and limitations would also be placed on existing hospitals with physician ownership, such as limiting the expansion of any such hospital and limiting the amount and terms of physician investment. Furthermore, initiatives are underway in some states to restrict physician referrals to physician-owned hospitals. Currently, nine of our hospitals have physicians as minority owners. The aggregate revenue of these nine hospitals was $172.6 million for the year ended December 31, 2009, or approximately 7.7% of our revenues for the year ended December 31, 2009. The range of physician minority ownership of these nine hospitals was 2.1% to 49.0%, with the average physician minority ownership of 10.7% as of the year ended December 31, 2009. There can be no assurance that new legislation or regulation prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in, or considered investing in, our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital. In addition, expansion of our physician-owned hospitals may be limited, and the revenues, profitability and overall financial performance of our hospitals may be negatively affected.

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

We have historically faced limited competition in acquiring specialty hospitals and outpatient rehabilitation clinics, but we may face heightened competition in the future. Our competitors may acquire or seek to acquire many of the hospitals and clinics that would be suitable acquisition candidates for us. This increased competition could hamper our ability to acquire companies, or such increased competition may cause us to pay a higher price than we would otherwise pay in a less competitive environment. Increased competition from both strategic and financial buyers could limit our ability to grow by acquisitions or make our cost of acquisitions higher and therefore decrease our profitability.

If we fail to compete effectively with other hospitals, clinics and healthcare providers in our local areas, our net operating revenues and profitability may decline.

The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics and other healthcare providers for patients. If we are unable to compete effectively in the specialty hospital and outpatient rehabilitation businesses, our net operating revenues and profitability may decline. Many of our specialty hospitals operate in geographic areas where we compete with at least one other hospital that provides similar services. Our outpatient rehabilitation clinics face competition from a variety of local and national outpatient rehabilitation providers. Other outpatient rehabilitation clinics in local areas we serve may have greater name recognition and longer operating histories than our clinics. The managers of these clinics may also have stronger relationships with physicians in their communities, which could give them a competitive advantage for patient referrals.

Our business operations could be significantly disrupted if we lose key members of our management team.

Our success depends to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate four key employees, Rocco A. Ortenzio, our Executive Chairman, Robert A. Ortenzio, our Chief Executive Officer, Patricia A. Rice, our President and Chief Operating Officer, and Martin F. Jackson, our Executive Vice President and Chief Financial Officer. We currently have an employment agreement in place with each of Messrs. Rocco and Robert Ortenzio and Ms. Rice and a change in control agreement with Mr. Jackson. Each of these individuals also has a significant equity ownership in our company. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key life insurance policies for any of our employees. The loss of the services of any of these individuals would disrupt significant aspects of our business, could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.

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

We currently maintain professional malpractice liability insurance and general liability insurance coverages under a combination of policies with a total annual aggregate limit of $30.0 million. Our insurance for the professional liability coverage is written on a “claims-made” basis and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages are generally subject to a self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. In recent years, many insurance underwriters have become more selective in the insurance limits and types of coverage they will provide as a result of rising settlement costs. Insurance underwriters, in some instances, will no longer underwrite risk in certain states that have a history of high medical malpractice awards. There can be no assurance that malpractice insurance will be available in certain states in the future nor that we will be able to obtain insurance coverage at a reasonable price. Since our professional liability insurance is on a claims-made basis, any failure to obtain malpractice insurance in any state in the future would increase our exposure not only to claims arising in such state in the future but also to claims arising from injuries that may have already occurred but which had not been reported during the period in which we previously had insurance coverage in that state. In addition, our insurance coverage does not cover punitive damages and may not cover all claims against us. See “Business — Government Regulations — Other Healthcare Regulations.”

Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Welsh Carson and Thoma Cressey beneficially own approximately 42.4% and 8.0%, respectively, of our outstanding common stock as of March 1, 2010. Our executives, directors and principal stockholders, including Welsh Carson and Thoma Cressey, beneficially own, in the aggregate, approximately 67.3% of our outstanding common stock as of March 1, 2010. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

We are a holding company and therefore depend on our subsidiaries to service our obligations under our indebtedness and for any funds to pay dividends to our stockholders. Our ability to repay our indebtedness or pay dividends to our stockholders depends entirely upon the performance of our subsidiaries and their ability to make distributions.

We have no operations of our own and derive all of our revenues and cash flow from our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under our 10% senior subordinated notes and senior floating rate notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. In addition, any of our rights in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors, including lenders under our senior secured credit facility and holders of Select’s 7 5/8% senior subordinated notes. Holdings’ total consolidated balance sheet liabilities as of December 31, 2009 were $1,832.7 million, of which $1,405.6 million constituted indebtedness, including $483.1 million of indebtedness (excluding $30.7 million of letters of credit) under our senior secured credit facility, $611.5 million of Select’s

7 5/8% senior subordinated notes, $137.3 million of our 10% senior subordinated notes and $167.3 million of our senior floating rate notes. As of such date, we would have been able to borrow up to an additional $269.3 million under our senior secured credit facility. We and our restricted subsidiaries may incur additional debt in the future, including borrowings under our senior secured credit facility.

We depend on our subsidiaries, which conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments of principal and interest on our indebtedness. We would also depend on our subsidiaries for any funds to pay dividends to our stockholders. In the event our subsidiaries are unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on common stock. The terms of our senior secured credit facility and the terms of the indentures governing Select’s 7 5/8% senior subordinated notes restrict Select and its subsidiaries from, in each case, paying dividends or otherwise transferring its assets to us. Such restrictions include, among others, financial covenants, prohibition of dividends in the event of a default and limitations on the total amount of dividends. In addition, legal and contractual restrictions in agreements governing other current and future indebtedness, as well as financial condition and operating requirements of our subsidiaries, currently limit and may, in the future, limit our ability to obtain cash from our subsidiaries. The earnings from other available assets of our subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to make payments in respect of our indebtedness when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit such subsidiaries to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on our indebtedness when due. If our subsidiaries are unable to make dividends or otherwise distribute funds to us, we may not be able to satisfy the terms of our indebtedness, there will not be sufficient funds remaining to make distributions to our stockholders and the value of your investment in our common stock will be materially decreased.

Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of December 31, 2009, we had approximately $1,405.6 million of total indebtedness. For the years ended December 31, 2008 and December 31, 2009, we paid cash interest of $135.8 million and $126.7 million, respectively on our indebtedness.

Our indebtedness could have important consequences to you. For example, it:

•	requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facility and the senior floating rate notes are at variable rates;

•	limits our ability to obtain additional financing in the future for working capital or other purposes, such as raising the funds necessary to repurchase all notes tendered to us upon the occurrence of specified changes of control in our ownership; and

•	places us at a competitive disadvantage compared to our competitors that have less indebtedness.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our senior secured credit facility requires Select to comply with certain financial covenants, the default of which may result in the acceleration of certain of our indebtedness.

Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios which become more restrictive over time. For the four consecutive fiscal quarters ended December 31, 2009, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA to cash interest expense) for the prior four consecutive quarters of at least 2.00 to 1.00. As of December 31, 2009, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 5.00 to 1.00. For the four quarters ended December 31, 2009, Select’s interest expense coverage ratio was 2.58 to 1.00 and Select’s leverage ratio was 3.11 to 1.00.

While Select has never defaulted on compliance with any of these financial covenants, its ability to comply with these ratios in the future may be affected by events beyond its control. Inability to comply with the required financial ratios could result in a default under our senior secured credit facility. In the event of any default under our senior secured credit facility, the lenders under our senior secured credit facility could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. Any default under our senior secured credit facility that results in the acceleration of the outstanding indebtedness under our senior secured credit facility would also constitute an event of default under Select’s 7 5/8% senior subordinated notes and the senior floating rate notes, and the trustee or holders of each such notes could elect to declare such notes to be immediately due and payable.

Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although our senior secured credit facility, the indentures governing each of Select’s 7 5/8% senior subordinated notes and the senior floating rate notes each contain or will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2009, we had $269.3 million of revolving loan availability under our senior secured credit facility (after giving effect to $30.7 million of outstanding letters of credit). In addition, to the extent new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

Our inability to access external sources of financing when our senior secured credit facility terminates could have a material adverse effect on our business, operating results and financial condition.

Our Tranche B term loans mature on February 24, 2012 and Tranche B-1 term loans mature on August 22, 2014. Our revolving credit facility will terminate on February 24, 2011.

We anticipate refinancing at least a portion of the indebtedness under our senior secured credit facility within the next twelve months, which includes entering into a new revolving credit facility on or before the termination of our current revolving credit facility on February 24, 2011. There can be no assurance that we will be successful in our effort to enter into a new revolving credit facility and/or refinance indebtedness under our senior secured credit facility in the future. Many lenders have been adversely impacted by recent events in the United States and international financial markets and, as a result, have ceased or reduced the amount of lending they have made available to borrowers. While we expect there to be alternatives available to us to enter into a new revolving credit facility and/or refinance our indebtedness under our senior secured credit facility, we cannot assure you that any of these alternatives will be successfully implemented.

We depend on our revolving credit facility to meet our cash requirements to operate our business. If we repay our revolving credit facility upon its termination and are unable to enter into a new revolving credit facility on terms acceptable to us, or at all, we may be forced to reduce our operations and may not be able to respond to changing business conditions or competitive pressures. As a result, our business, operating results and financial condition could be adversely affected.

Our inability to refinance our revolving credit facility, Tranche B term loans and Tranche B-1 term loans prior to their scheduled termination or maturity could cause an event of default under our senior secured credit facility because we may not otherwise have cash available to make final repayments of principal under our revolving credit facility, Tranche B term loans and Tranche B-1 term loans. We cannot assure you that we will be able to refinance indebtedness under our senior secured credit facility on terms acceptable to us, if at all. If an event of default were to occur under our senior secured credit facility due to our failure to make repayments of principal upon the termination or maturity of our revolving credit facility, Tranche B term loans or Tranche B-1 term loans, then an event of default would also occur under Select’s 7 5/8% senior subordinated notes, our senior floating rate notes and our 10% senior subordinated notes. Upon an event of default under our senior secured credit facility, Select’s 7 5/8% senior subordinated notes, our senior floating rate notes and our 10% senior subordinated notes, our lenders will be entitled to take various actions, including all actions permitted to be taken by a secured creditor, and our business, operating results and financial condition could be adversely affected.

We are exposed to the credit risk of our payors which in the future may cause us to make larger allowances for doubtful accounts or incur bad debt write-offs.

In the future, due to deteriorating economic conditions or other factors commercial payors may default on their payments to us, and individual patients may default on co-payments and deductibles for which they are responsible under the terms of either commercial insurance programs or Medicare. Although we review the credit risk of our commercial payors regularly, such risks will nevertheless arise from events or circumstances that are difficult to anticipate or control, such as a general economic downturn. As a result of the credit risk exposure of our payors defaulting on their payments to us in the future, we may have to make larger allowances for doubtful accounts or incur bad debt write-offs, both of which may have an adverse impact on our profitability.

Adverse economic conditions could materially adversely affect our net operating revenues in our outpatient rehabilitation segment from commercial payors.

Our net operating revenues may be materially adversely affected by adverse conditions in the general economy that could reduce the frequency of visits by patients of our outpatient rehabilitation clinics. While we believe that patient demand for the services provided by our outpatient rehabilitation clinics will not generally be impacted by the current state of the general economy, adverse economic conditions may result in some patients with commercial insurance electing to defer treatment or decrease the frequency of visits to our outpatient rehabilitation clinics in order to minimize their copay obligations. This could have a material adverse effect on the amount of our net operating revenues in our outpatient rehabilitation segment from commercial payors.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own three of our inpatient rehabilitation facilities and 12 of our long term acute care hospitals.

We lease all but four of our outpatient rehabilitation clinics and related offices, which, as of December 31, included 879 leased outpatient rehabilitation clinics throughout the United States. The outpatient rehabilitation clinics generally have a five year lease term and include options to renew. We also lease the majority of our long term acute care hospital facilities except for the facilities described above. As of December 31, 2009, in our LTCHs we had 65 hospital within hospital leases and 11 free-standing building leases.

We generally seek a five year lease for our long term acute care hospitals operated as HIHs, with an additional five year renewal at our option. We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 132,138 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2009, this was comprised of 10 locations throughout the United States with approximately 82,018 square feet in total.

The following is a list of our hospitals and the number of beds at each hospital as of December 31, 2009.

Hospital Name	City	State	Beds

Select Specialty Hospital — Birmingham	Birmingham	AL	38
Select Specialty Hospital — Fort Smith	Fort Smith	AR	32
Select Specialty Hospital — Little Rock	Little Rock	AR	43
Select Specialty Hospital — Arizona (Phoenix Downtown Campus)	Phoenix	AZ	33
Select Specialty Hospital — Phoenix	Phoenix	AZ	48
Select Specialty Hospital — Arizona (Scottsdale Campus)	Scottsdale	AZ	29
Select Specialty Hospital — Colorado Springs	Colorado Springs	CO	30
Select Specialty Hospital — Denver	Denver	CO	37
Select Specialty Hospital — Denver (South Campus)	Denver	CO	28
Select Specialty Hospital — Wilmington	Wilmington	DE	35
Select Specialty Hospital — Orlando (South Campus)	Edgewood	FL	40
Select Specialty Hospital — Gainesville	Gainesville	FL	44
Select Specialty Hospital — Palm Beach	Lake Worth	FL	60
Select Specialty Hospital — Miami	Miami	FL	47
Select Specialty Hospital — Orlando (North Campus)	Orlando	FL	35
Select Specialty Hospital — Panama City	Panama City	FL	30
Select Specialty Hospital — Pensacola	Pensacola	FL	54
Select Specialty Hospital — Tallahassee	Tallahassee	FL	29
Select Specialty Hospital — Atlanta	Atlanta	GA	27
Select Specialty Hospital — Augusta	Augusta	GA	80
Select Specialty Hospital — Savannah	Savannah	GA	36
Select Specialty Hospital — Quad Cities	Davenport	IA	50
Select Specialty Hospital — Beech Grove	Beech Grove	IN	40
Select Specialty Hospital — Evansville	Evansville	IN	60
Select Specialty Hospital — Fort Wayne	Fort Wayne	IN	32
Select Specialty Hospital — Northwest Indiana	Hammond	IN	70
Select Specialty Hospital — Kansas City	Overland Park	KS	40
Select Specialty Hospital — Topeka	Topeka	KS	34
Select Specialty Hospital — Wichita	Wichita	KS	60
Select Specialty Hospital — Lexington	Lexington	KY	41
Select Specialty Hospital — Northwest Detroit	Detroit	MI	36
Select Specialty Hospital — Flint	Flint	MI	26
Select Specialty Hospital — Grosse Pointe	Grosse Pointe Farms	MI	30
Select Specialty Hospital — Kalamazoo	Kalamazoo	MI	25
Select Specialty Hospital — Macomb County	Mount Clemens	MI	36
Great Lakes Specialty Hospital — Hackley, LLC	Muskegon	MI	31
Great Lakes Specialty Hospital — Oak, LLC	Muskegon	MI	20
Select Specialty Hospital — Pontiac	Pontiac	MI	30
Select Specialty Hospital — Saginaw	Saginaw	MI	32
Select Specialty Hospital — Downriver	Taylor	MI	40
Select Specialty Hospital — Ann Arbor	Ypsilanti	MI	36
Select Specialty Hospital — Western Missouri	Kansas	MO	34
Select Specialty Hospital — Springfield	Springfield	MO	44
Select Specialty Hospital — St. Louis	St. Louis	MO	33
SSM Select Rehab St. Louis, LLC	St. Louis	MO	60
Select Specialty Hospital — Gulfport	Gulfport	MS	61
Select Specialty Hospital — Jackson	Jackson	MS	53
Select Specialty Hospital — Durham	Durham	NC	30
Select Specialty Hospital — Greensboro	Greensboro	NC	30
Select Specialty Hospital — Winston-Salem	Winston-Salem	NC	42

Hospital Name	City	State	Beds

Select Specialty Hospital — Omaha (Central Campus)	Omaha	NE	52
Kessler Institute for Rehabilitation (Welkind Campus)	Chester	NJ	72
Select Specialty Hospital — Northeast New Jersey	Rochelle Park	NJ	59
Kessler Institute for Rehabilitation (North Campus)	Saddle Brook	NJ	112
Kessler Institute for Rehabilitation (West Campus)	West Orange	NJ	143
Select Specialty Hospital — Akron	Akron	OH	60
Select Specialty Hospital — Northeast Ohio (Canton Campus)	Canton	OH	30
Select Specialty Hospital — Cincinnati	Cincinnati	OH	35
Select Specialty Hospital — Columbus	Columbus	OH	152
Select Specialty Hospital — Columbus (Mt. Carmel Campus)	Columbus	OH	24
Select Specialty Hospital — Youngstown	Youngstown	OH	31
Select Specialty Hospital — Youngstown (Boardman Campus)	Youngstown	OH	20
Select Specialty Hospital — Zanesville	Zanesville	OH	35
Select Specialty Hospital — Oklahoma City	Oklahoma City	OK	72
Select Specialty Hospital — Tulsa/Midtown	Tulsa	OK	56
Select Specialty Hospital — Central Pennsylvania (Camp Hill Campus)	Camp Hill	PA	31
Select Specialty Hospital — Danville	Danville	PA	30
Select Specialty Hospital — Erie	Erie	PA	50
Penn State Hershey Rehabilitation	Harrisburg	PA	32
Select Specialty Hospital — Central Pennsylvania (Harrisburg Campus)	Harrisburg	PA	38
Select Specialty Hospital — Johnstown	Johnstown	PA	39
Select Specialty Hospital — Laurel Highlands	Latrobe	PA	40
Select Specialty Hospital — McKeesport	McKeesport	PA	30
Select Specialty Hospital — Pittsburgh	Pittsburgh	PA	32
Select Specialty Hospital — Central Pennsylvania (York Campus)	York	PA	23
Select Specialty Hospital — Sioux Falls	Sioux Falls	SD	21
Select Specialty Hospital — Tri-Cities	Bristol	TN	33
Select Specialty Hospital — Knoxville	Knoxville	TN	35
Select Specialty Hospital — North Knoxville	Knoxville	TN	33
Select Specialty Hospital — Memphis	Memphis	TN	38
Select Specialty Hospital — Nashville	Nashville	TN	47
Select Specialty Hospital — Dallas/Ft Worth	Carrolton	TX	60
Rehabilitation Institute of Denton, LLC	Denton	TX	44
Select Specialty Hospital — South Dallas	DeSoto	TX	100
Select Specialty Hospital — Houston (Houston Heights)	Houston	TX	135
Select Specialty Hospital — Houston (Houston Medical Center)	Houston	TX	86
Select Specialty Hospital — Houston (Houston West)	Houston	TX	56
Select Specialty Hospital — Longview	Longview	TX	30
Select Specialty Hospital — Midland	Midland	TX	29
Select Specialty Hospital — San Antonio	San Antonio	TX	44
Select Specialty Hospital — Madison	Madison	WI	58
Select Specialty Hospital — Milwaukee	Milwaukee	WI	34
Select Specialty Hospital — Milwaukee (St Luke’s Campus)	Milwaukee	WI	29
Select Specialty Hospital — Charleston	Charleston	WV	32

Total Beds:			4,233

Item 3.	Legal Proceedings.

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

Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The Company has been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.

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

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the New York Stock Exchange under the symbol “SEM” since our initial public offering on September 25, 2009. Prior to that date there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, reported by the New York Stock Exchange.

	Market Prices
Fiscal Year Ended December 31, 2009	High	Low

Third Quarter (beginning September 25, 2009)	$10.55	$9.35
Fourth Quarter	$10.88	$8.61

Holders

At the close of business on March 1, 2010, we had 160,005,236 shares of common stock issued and outstanding. As of that date, there were 143 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

Dividend Policy

We have not paid or declared any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to retain future earnings to finance the ongoing operations and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on conditions at that time, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested at the opening of the market on September 25, 2009, the date the Company’s initial public offering was priced for initial sale, through and including the market close on December 31, 2009, with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (“S&P 500”), and the Morgan Stanley Healthcare Provider Index (“RXH”), an equal-dollar weighted index of 16 companies involved in the business of hospital management and medical/nursing services. The chart below the graph sets forth the actual numbers depicted on the graph.

	9/25/2009	9/30/2009	10/30/2009	11/30/2009	12/31/2009
Select Medical Holdings Corporation (SEM)	$100.00	$100.70	$97.00	$90.50	$106.20
Morgan Stanley Healthcare Provider Index (RXH)	100.00	102.31	97.41	93.78	102.32
S&P 500	100.00	100.72	98.73	104.40	106.25

Recent Sales of Unregistered Securities

The following is a summary of our transactions during the year ended December 31, 2009, involving sales of our securities that were not registered under the Securities Act of 1933, as amended:

On March 3, 2009, we granted to an employee options to purchase an aggregate of 15,000 shares of our common stock under the Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended and restated (“2005 Equity Incentive Plan”), at an exercise price of $10.00 per share. The stock options described above were made under written compensatory plans or agreements in reliance on the exemption from registration pursuant to Rule 701 under the Securities Act or pursuant to Section 4(2) of the Securities Act.

From March 16, 2009 through June 24, 2009, we sold and issued to our employees an aggregate of 2,880 shares of our common stock pursuant to option exercises under our 2005 Equity Incentive Plan at a price of $8.33 per share for an aggregate purchase price of $24,000. The issuance of common stock described above was made under written compensatory plans or agreements in reliance on the exemption from registration pursuant to Rule 701 under the Securities Act or pursuant to Section 4(2) of the Securities Act.

On August 12, 2009, we granted to our non-employee directors options to purchase an aggregate of 12,000 shares of our common stock under the Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, as amended and restated, at an exercise price of $10.00 per share. The stock options described above were made under written compensatory plans or agreements in reliance on the exemption from registration pursuant to Rule 701 under the Securities Act or pursuant to Section 4(2) of the Securities Act.

On August 12, 2009, we awarded to certain of our employees an aggregate of 363,608 shares of our restricted common stock under our 2005 Equity Incentive Plan. These shares vested upon the consummation of our initial public offering. The awards of restricted common stock described above were made under written compensatory plans or agreements in reliance on the exemption from registration pursuant to Rule 701 under the Securities Act or pursuant to Section 4(2) of the Securities Act.

Use of Proceeds from Sales of Registered Securities

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

We paid to the underwriters underwriting discounts and commissions totaling approximately $20.2 million in connection with the offering. In addition, we incurred additional costs of approximately $3.3 million in connection with the offering which, when added to the underwriting discounts and commissions paid by Holdings, resulted in total expenses of approximately $23.5 million related to the offering. Accordingly, the net proceeds to Holdings from the offering, after deducting underwriting discounts and commissions and offering expenses, were approximately $312.5 million. Except for the payments to executive officers under our Long Term Cash Incentive Plan described below, no amounts, including offering expenses, were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of Holdings’ equity securities or to any other affiliates from the proceeds of the offering.

Holdings used the net proceeds from the offering to repay indebtedness, to make payments to its executive officers under our Long Term Cash Incentive Plan and for general corporate purposes. There was no material change in the planned use of proceeds from our initial public offering from that described in the Prospectus filed on September 25, 2009 with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is contained elsewhere herein. The historical financial data as of December 31, 2005, 2006, 2007, 2008 and 2009 and for the period from January 1 through February 24, 2005 (Predecessor Period), for the period from February 25 through December 31, 2005 and for the years ended December 31, 2006, 2007, 2008 and 2009 (Successor Period) have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2008 and 2009, and for the years ended December 31, 2007, 2008 and 2009 have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2005, 2006 and 2007 and for the period from January 1 through February 24, 2005 (Predecessor Period), and for the period from February 25 through December 31, 2005 and for the year ended December 31, 2006 (Successor Period) have been derived from our audited consolidated financial information not included elsewhere herein.

		Select Medical Holdings Corporation
	Predecessor
	Period	Successor Period
	Period from	Period from
	January 1	February 25
	through	through
	February 24,	December 31,	Year Ended December 31,
	2005(1)	2005(1)(2)	2006(1)(2)	2007(1)(2)	2008(1)(2)	2009
	(In thousands,		(In thousands, except per share data)
	except
	per share data)
Statement of Operations Data:
Net operating revenues	$277,736	$1,580,706	$1,851,498	$1,991,666	$2,153,362	$2,239,871
Operating expenses(3)(4)	373,418	1,322,068	1,546,956	1,740,484	1,885,168	1,933,052
Depreciation and amortization	5,933	37,922	46,668	57,297	71,786	70,981

Income (loss) from operations	(101,615)	220,716	257,874	193,885	196,408	235,838
Gain (loss) on early retirement of debt(5)	(42,736)	—	—	—	912	13,575
Merger related charges(6)	(12,025)	—	—	—	—	—
Other income (expense)	267	1,092	—	(167)	—	(632)
Interest expense, net(7)	(4,128)	(101,441)	(130,538)	(138,052)	(145,423)	(132,377)

Income (loss) from continuing operations before income taxes	(160,237)	120,367	127,336	55,666	51,897	116,404
Income tax expense (benefit)	(59,794)	49,336	43,521	18,699	26,063	37,516

Income (loss) from continuing operations	(100,443)	71,031	83,815	36,967	25,834	78,888
Income from discontinued operations, net of tax	522	3,072	12,818	—	—	—

Net income (loss)	(99,921)	74,103	96,633	36,967	25,834	78,888
Less: Net income attributable to non-controlling interests(8)	330	1,776	1,754	1,537	3,393	3,606

Net income (loss) attributable to Select Medical Holdings Corporation	(100,251)	72,327	94,879	35,430	22,441	75,282
Less: Preferred dividends	—	23,519	22,663	23,807	24,972	19,537

Net income (loss) available to common stockholders and participating securities	$(100,251)	$48,808	$72,216	$11,623	$(2,531)	$55,745

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$(0.99)	$0.70	$0.88	$0.17	$(0.04)	$0.61
Income from discontinued operations, net of tax	0.01	0.05	0.18	—	—	—

Net income (loss)	$(0.98)	$0.75	$1.06	$0.17	$(0.04)	$0.61

Diluted:
Income (loss) from continuing operations	$(0.99)	$0.70	$0.88	$0.17	$(0.04)	$0.61
Income from discontinued operations, net of tax	0.01	0.05	0.18	—	—	—

Net income (loss)	$(0.98)	$0.75	$1.06	$0.17	$(0.04)	$0.61

Weighted average common shares outstanding:
Basic	102,026	51,399	54,055	57,086	59,566	85,587
Diluted	102,026	51,399	54,055	57,086	59,566	86,045
Balance Sheet Data (at end of period):
Cash and cash equivalents		$35,861	$81,600	$4,529	$64,260	$83,680
Working capital		77,556	59,468	14,730	118,370	170,772
Total assets		2,168,385	2,182,524	2,495,046	2,579,469	2,602,233
Total debt		1,628,889	1,538,503	1,755,635	1,779,925	1,405,571
Total Select Medical Holdings Corporation stockholders’ equity		(244,658)	(169,139)	(165,889)	(174,204)	738,988

		Select Medical Corporation
	Predecessor
	Period	Successor Period
	Period from	Period from
	January 1	February 25
	through	through
	February 24,	December 31,	Year Ended December 31,
	2005(1)	2005(1)	2006(1)	2007(1)	2008(1)	2009
	(In thousands)	(In thousands)
Statement of Operations Data:
Net operating revenues	$277,736	$1,580,706	$1,851,498	$1,991,666	$2,153,362	$2,239,871
Operating expenses(3)(4)	373,418	1,322,068	1,546,956	1,740,484	1,885,168	1,933,052
Depreciation and amortization	5,933	37,922	46,668	57,297	71,786	70,981

Income (loss) from operations	(101,615)	220,716	257,874	193,885	196,408	235,838
Gain (loss) on early retirement of debt(5)	(42,736)	—	—	—	912	12,446
Merger related charges(6)	(12,025)	—	—	—	—	—
Other income (expense)	267	3,018	1,366	(4,494)	(2,802)	3,204
Interest expense, net(7)	(4,128)	(82,985)	(95,995)	(103,394)	(110,418)	(99,451)

Income (loss) from continuing operations before income taxes	(160,237)	140,749	163,245	85,997	84,100	152,037
Income tax expense (benefit)	(59,794)	56,470	56,089	29,315	37,334	49,987

Income (loss) from continuing operations	(100,443)	84,279	107,156	56,682	46,766	102,050
Income from discontinued operations, net of tax	522	3,072	12,818	—	—	—

Net income (loss)	(99,921)	87,351	119,974	56,682	46,766	102,050
Less: Net income attributable to non-controlling interests(8)	330	1,776	1,754	1,537	3,393	3,606

Net income (loss) attributable to Select Medical Holdings Corporation	$(100,251)	$85,575	$118,220	$55,145	$43,373	$98,444

Balance Sheet Data (at end of period):
Cash and cash equivalents		$35,861	$81,600	$4,529	$64,260	$83,680
Working capital		88,354	70,957	9,169	100,127	167,318
Total assets		2,163,369	2,177,642	2,490,777	2,562,425	2,599,179
Total debt		1,322,280	1,230,718	1,446,525	1,469,322	1,100,987
Total Select Medical Corporation stockholders’ equity		506,165	614,002	624,171	630,315	1,037,064

(1)	Adjusted for the adoption of an amendment issued by the FASB in December 2007 to ASC Topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies — Non-controlling Interests, in our audited consolidated financial statements.
(2)	Adjusted for the clarification by the FASB that stated share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. See Note 14 in our audited consolidated financial statements for additional information.
(3)	Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.
(4)	Includes stock compensation expense related to the repurchase of outstanding stock options in the Predecessor Period from January 1 through February 24, 2005, compensation expense related to restricted stock, stock options and long term incentive compensation in the Successor Periods from February 25 through December 31, 2005, and for the years ended December 31, 2006, 2007, 2008 and 2009.
(5)	The loss in the Predecessor Period of January 1 through February 24, 2005 consists of the tender premium cost of $34.8 million and the remaining write-off of unamortized deferred financing costs of $7.9 million related to the tender offers for all of Select’s 91/2% senior subordinated notes due 2009 and all of Select’s 71/2% senior subordinated notes due 2013 completed in connection with the Merger. In the year ended December 31, 2008, we paid approximately $1.0 million to repurchase and retire a portion of Select’s 75/8% senior subordinated notes. These notes had a carrying value of $2.0 million.

The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. During the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire a portion of Select’s 75/8% senior subordinated notes. These notes had a carrying value of $46.5 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. These gains were offset by the write-off of deferred financing costs of $2.9 million that occurred due to our early prepayment on the term loan portion of our credit facility. In addition, Holdings paid $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These Notes had a carrying value of $7.7 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt.
(6)	As a result of the Merger, Select incurred costs in the Predecessor Period of January 1 through February 24, 2005 directly related to the Merger. This included the cost of the investment advisor hired by the special committee of Select’s board of directors to evaluate the Merger, legal and accounting fees, costs associated with the Hart-Scott-Rodino filing relating to the Merger, the cost associated with purchasing a six year extended reporting period under our directors and officers liability insurance policy and other associated expenses.
(7)	Interest expense, net equals interest expense minus interest income.
(8)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the “Selected Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere herein.

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2009, we operated 89 long term acute care hospitals and six acute medical rehabilitation hospitals in 25 states, and 961 outpatient rehabilitation clinics in 37 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,239.9 million for the year ended December 31, 2009. Of this total, we earned approximately 70% of our net operating revenues from our specialty hospitals and approximately 30% from our outpatient rehabilitation business for the year ended December 31, 2009. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our long term acute care hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Recent Trends and Events

Initial Public Offering of Common Stock

On September 30, 2009, we completed an initial public offering of 30,000,000 shares at a price to the public of $10.00 per share, and on October 28, 2009, the underwriters exercised their over-allotment option to purchase an additional 3,602,700 shares at a price to the public of $10.00 per share. The total net proceed to us after deducting underwriting discounts and commissions and offering expenses was approximately $312.5 million. We used the proceeds from the offering to repay $258.4 million of revolving and term loans outstanding under our senior secured credit facility and make payments to executive officers under the Long Term Cash Incentive Plan of $18.0 million. The remaining proceeds were used for general corporate purposes.

Summary Financial Results

Year Ended December 31, 2009

For the year ended December 31, 2009, our net operating revenues increased 4.0% to $2,239.9 million compared to $2,153.4 million for the year ended December 31, 2008. This increase in net operating revenues resulted from a 4.7% increase in our specialty hospital net operating revenue and a 2.6% increase in our outpatient rehabilitation net operating revenue from the prior year. The increase in our specialty hospital revenue was principally due to the hospitals we opened in 2008. The increase in our outpatient rehabilitation revenue was principally due to an increase in contract services based revenue. We had income from operations for the year ended December 31, 2009 of $235.8 million compared to $196.4 million for the year ended December 31, 2008. The increase in income from operations was principally related to an increase in profitability of our specialty hospitals opened as of January 1, 2008 and operated throughout both periods, an improvement in the operating results of the hospitals opened in 2008 and the growth in our contract services business, offset by the compensation costs of $22.0 million we incurred in connection with our initial public offering of common stock. Holdings’ interest expense for the year ended December 31, 2009 was $132.5 million compared to $145.9 million for the year ended December 31, 2008. Select’s interest expense for the year ended December 31, 2009 was $99.5 million compared to $110.9 million for the year ended December 31, 2008. The decrease in interest expense for both Holdings and Select was attributable to a reduction in outstanding debt balances during the year ended December 31, 2009.

Cash flow from operations provided $165.6 million of cash for the year ended December 31, 2009 for Holdings and $198.5 million of cash for the year ended December 31, 2009 for Select. The difference primarily relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.

Year Ended December 31, 2008

For the year ended December 31, 2008, our net operating revenues increased 8.1% to $2,153.4 million compared to $1,991.7 million for the year ended December 31, 2007. This increase in net operating revenues resulted from a 7.4% increase in our specialty hospital net operating revenue and a 10.2% increase in our outpatient rehabilitation net operating revenue. The increase in our specialty hospital revenue was due to increases in our discharge payment rates for Medicare and an increase in our non-Medicare patient volume. The increase in our outpatient rehabilitation net operating revenue was primarily attributable to the net operating revenues generated by clinics acquired from HealthSouth Corporation on May 1, 2007. We had income from operations for the year ended December 31, 2008 of $196.4 million compared to $193.9 million for the year ended December 31, 2007. Holdings’ interest expense for the year ended December 31, 2008 was $145.9 million compared to $140.2 million for the year ended December 31, 2007. Select’s interest expense for the year ended December 31, 2008 was $110.9 million compared to $105.5 million for the year ended December 31, 2007. The increase in interest expense for both Holdings and Select resulted from higher average debt levels existing for the year ended December 31, 2008 resulting primarily from borrowings to finance the HealthSouth transaction, offset by the effect of declining interest rates in 2008.

Cash flow from operations provided $107.4 million of cash for the year ended December 31, 2008 for Holdings and $140.2 million of cash for the year ended December 31, 2008 for Select. The difference primarily related to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.

Regulatory Changes

Medicare Reimbursement of Long Term Acute Care Hospital Services

In the last few years, there have been significant regulatory changes affecting LTCHs that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. The effective date of certain regulatory changes that would otherwise have an adverse effect on us has been suspended under a moratorium set to expire for cost reporting periods beginning over the next year. The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the past or are likely to affect our financial performance in the future.

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

August 2004 Final Rule.  On August 11, 2004, CMS published final regulations applicable to LTCHs that are operated as “hospital within hospitals” or as “satellites.” We collectively refer to hospital within hospitals and satellites as “HIHs,” and we refer to the CMS final regulations as the “final regulations.” HIHs are separate hospitals located in space leased from, and located in or on the same campus of, another hospital. We refer to such other hospitals as “host” hospitals. Effective for hospital cost reporting periods beginning on or after October 1, 2004, subject to certain exceptions, the final regulations provide lower rates of reimbursement to HIHs for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25% except for HIHs located in rural hospitals, metropolitan statistical areas, or “MSA dominant” hospitals or single urban hospitals where the percentage is no more than 50%, nor less than 25%. For HIHs that met specified criteria and were in existence as of October 1, 2004, including all but two of our then existing HIHs, the Medicare admissions thresholds were to have been phased in over a four year period starting with hospital cost reporting periods that began on or after October 1, 2004. However, as described below, many of these changes have been postponed for a three year period by the Medicare, Medicaid, and SCHIP Extension Act of 2007, or “SCHIP Extension Act,” and further clarified in the American Recovery and Reinvestment Act of 2009, or “ARRA.”

August 2005 Final Rule.  On August 12, 2005, CMS published the final rule for general acute care hospitals IPPS, for fiscal year 2006, which included an update of the relative weights for the long term care diagnosis-related group, or “LTC-DRG.” CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 4.2% in fiscal year 2006 (the period from October 1, 2005 through September 30, 2006).

May 2006 Final Rule.  On May 12, 2006, CMS published its final annual payment rate updates for the 2007 LTCH-PPS rate year (affecting discharges and cost reporting periods beginning on or after July 1, 2006 and before July 1, 2007), or “RY 2007.” The May 2006 final rule revised the payment adjustment formula for short stay outlier, or “SSO,” patients. For discharges occurring on or after July 1, 2006, the rule changed the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for each SSO case. In addition, for discharges occurring on or after July 1, 2006, the May 2006 final rule provided for (1) a zero-percent update to the LTCH-PPS standard federal rate used as a basis for LTCH-PPS payments for RY 2007; (2) the elimination of the surgical case exception to the three day or less interruption of stay policy, under which surgical exception Medicare reimburses a general acute care hospital directly for surgical services furnished to a long term acute care hospital patient during a brief interruption of stay from the long term acute care hospital, rather than requiring the long term acute care hospital to bear responsibility for such surgical services; and (3) increasing the costs that a long term acute care hospital must bear before Medicare will make additional payments for a case under its high-cost outlier policy for RY 2007. CMS estimated that the changes in the May 2006 final rule would result in an approximately 3.7% decrease in LTCH Medicare payments-per-discharge compared to the 2006 rate year, largely attributable to the revised SSO payment methodology.

August 2006 Final Rule.  On August 18, 2006, CMS published the IPPS final rule for fiscal year 2007, which is the period from October 1, 2006 through September 30, 2007, that included an update of the LTC-DRG relative weights for fiscal year 2007. CMS estimated the changes to the relative weights would reduce LTCH Medicare payments-per-discharge by approximately 1.3% in fiscal year 2007. The August 2006 final rule also included changes to the diagnosis-related groups, or “DRGs,” in IPPS that apply to LTCHs, as the LTC-DRGs were based on the IPPS DRGs.

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

For cost reporting periods beginning on or after July 1, 2007, the May 2007 final rule expanded the Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with an LTCH or satellite of an LTCH. Under the May 2007 final rule, free-standing LTCHs and grandfathered HIHs are subject to the Medicare admission thresholds, as well as HIHs and satellites that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges are subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS. CMS estimated the impact of the expansion of the Medicare admission thresholds would result in a reduction of 2.2% of the aggregate payments to all LTCHs in RY 2008.

The applicable percentage threshold is generally 25% after the completion of the phase-in period described below. The percentage threshold for LTCH discharges from a referring hospital that is an MSA dominant hospital or a single urban hospital is the percentage of total Medicare discharges in the MSA that are from the referring hospital, but no less than 25% nor more than 50%. For Medicare discharges from LTCHs or LTCH satellites located in rural areas, as defined by the Office of Management and Budget, the percentage threshold is 50% from any individual referring hospital. The expanded 25% rule was phased in over a three year period. The three year transition period started with cost reporting periods beginning on or after July 1, 2007 and before July 1, 2008, when the threshold was the lesser of 75% or the percentage of the LTCH’s or LTCH satellite’s admissions discharged from the referring hospital during its cost reporting period beginning on or after July 1, 2004 and before July 1, 2005, or “RY 2005.” For cost reporting periods beginning on or after July 1, 2008 and before July 1, 2009, the threshold was the lesser of 50% or the percentage of the LTCH’s or LTCH satellite’s admissions from the referring hospital, during its RY 2005 cost reporting period. For cost reporting periods beginning on or after July 1, 2009, all LTCHs were subject to the 25% threshold (or applicable threshold for rural, urban-single, or MSA dominant hospitals). The SCHIP Extension Act, as revised by the ARRA, postponed the application of the percentage threshold to all free-standing and grandfathered HIHs for a three year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period stated above, to those Medicare patients discharged from an LTCH HIH or HIH satellite that were admitted from a non-co-located hospital.

The May 2007 final rule further revised the payment adjustment for SSO cases. Beginning with discharges on or after July 1, 2007, for cases with a length of stay that is less than the average length of stay plus one standard deviation for the same DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule effectively lowers the LTCH payment to a rate based on the general acute care hospital IPPS. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy described above under the May 2006 final rule. Cases with a covered length of stay less than or equal to the IPPS comparable threshold and less than five-sixths of the geometric average length of stay for that LTC-DRG are paid at an amount comparable to the IPPS per diem. The SCHIP Extension Act also postponed, for the three year period beginning on December 29, 2007, the SSO policy changes made in the May 2007 final rule.

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

August 2007 Final Rule.  On August 1, 2007, CMS published the IPPS final rule for FY 2008, which created a new patient classification system with categories referred to as MS-DRGs and MS-LTC-DRGs, respectively, for hospitals reimbursed under IPPS and LTCH-PPS. Beginning with discharges on or after October 1, 2007, the new classification categories take into account the severity of the patient’s condition. CMS assigned relative weights to each MS-DRG and MS-LTC-DRG to reflect their relative use of medical care resources.

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

Medicare, Medicaid, and SCHIP Extension Act of 2007.  On December 29, 2007, President Bush signed into law the SCHIP Extension Act. Among other changes in the federal healthcare programs, the SCHIP Extension Act makes significant changes to Medicare policy for LTCHs including a new statutory definition of an LTCH, a report to Congress on new LTCH patient criteria, relief from certain LTCH-PPS payment policies for three years, a three year moratorium on the development of new LTCHs and LTCH beds, elimination of the payment update for the last quarter of RY 2008 and new medical necessity reviews by Medicare contractors through at least October 1, 2010.

The SCHIP Extension Act precludes the Secretary from implementing, during the three year moratorium period, the provisions added by the May 2007 final rule that extended the 25% rule to free-standing LTCHs and grandfathered HIHs. The SCHIP Extension Act also modifies, during the moratorium, the effect of the 25% threshold for admissions from co-located hospitals that was established in the August 2004 final rule. For non-grandfathered HIHs and satellites opened on or before October 1, 2004, the applicable percentage threshold is set at 50%, except for those HIHs and satellites located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals in which cases the percentage threshold is set at no more than 75%. The ARRA, as discussed below, further revised the SCHIP Extension Act to modify the delay in the percentage limitations to the three cost reporting periods beginning on or after July 1, 2007 for freestanding LTCHs, grandfathered HIHs, and grandfathered satellites and on or after October 1, 2007 for non-grandfathered LTCH HIHs and non-grandfathered satellites.

The SCHIP Extension Act also precludes the Secretary from implementing, for the three year period beginning on December 29, 2007, a one-time adjustment to the LTCH standard federal rate. This rule, established in the original LTCH-PPS regulations, permits CMS to restate the standard federal rate to correct any significant error CMS made in estimating the standard federal rate in the first year of LTCH-PPS. In the preamble to the May 2007 final rule, CMS discussed making a one-time prospective adjustment to the LTCH-PPS rates for the 2009 rate year. In addition, the SCHIP Extension Act reduced the Medicare payment update for the portion of RY 2008 from April 1, 2008 to June 30, 2008 to the same base rate applied to LTCH discharges during RY 2007.

For the three years following December 29, 2007, the Secretary is required to impose a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities, and LTCH beds in existing LTCH or satellite facilities. This moratorium does not apply to LTCHs that, before the date of enactment, (1) began the qualifying period for payment under the LTCH-PPS, (2) have a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTCH and have expended at least 10% of the estimated cost of the project or $2,500,000, or (3) have obtained an approved certificate of need. As a result of the SCHIP Extension Act’s three year moratorium on the development of new LTCHs, we have stopped all LTCH development.

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

May 9, 2008 Final Rule.  On May 9, 2008, CMS published its annual payment rate update for the 2009 LTCH-PPS rate year, or “RY 2009” (affecting discharges and cost reporting periods beginning on or after July 1, 2008). The final rule adopted a 15-month rate update, from July 1, 2008 through September 30, 2009 and moved LTCH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule (October — September). For RY 2009, the rule established a 2.7% update to the standard federal rate. The rule increased the fixed-loss amount for high cost outlier cases to $22,960, which was $2,222 higher than the 2008 LTCH-PPS rate year. The final rule provided that CMS may make a one-time reduction in the LTCH-PPS rates to reflect a budget neutrality adjustment no earlier than December 29, 2010 and no later than October 1, 2012. CMS estimated this reduction will be approximately 3.75%.

May 22, 2008 Interim Final Rule.  On May 22, 2008, CMS published an interim final rule with comment period, which implemented portions of the SCHIP Extension Act not addressed in the May 6, 2008 interim final rule. Among other things, the May 22, 2008 interim final rule established a definition for “free-standing” LTCHs as a hospital that: (1) has a Medicare provider agreement, (2) has an average length of stay of greater than 25 days, (3) does not occupy space in a building used by another hospital, (4) does not occupy space in one or more separate or entire buildings located on the same campus as buildings used by another hospital and (5) is not part of a hospital that provides inpatient services in a building also used by another hospital.

August 2008 Final Rule.  On August 19, 2008, CMS published the IPPS final rule for FY 2009 (affecting discharges and cost reports beginning on or after October 1, 2008 and before October 1, 2009), which made limited revisions to the classifications of cases in MS-LTC-DRGs. The final rule also included a number of hospital ownership and physician referral provisions, including expansion of a hospital’s disclosure obligations by requiring physician-owned hospitals to disclose ownership or investment interests held by immediate family members of a referring physician. The final rule requires physician-owned hospitals to furnish to patients, on request, a list of physicians or immediate family members who own or invest in the hospital. Moreover, a physician-owned hospital must require all physician owners or investors who are also active members of the hospital’s medical staff to disclose in writing their ownership or investment interests in the hospital to all patients they refer to the hospital. CMS can terminate the Medicare provider agreement of a physician-owned hospital if it fails to comply with these disclosure provisions or with the requirement that a hospital disclose in writing to all patients whether there is a physician on-site at the hospital 24 hours per day, 7 days per week.

The American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the President signed into law the ARRA. The ARRA makes several technical corrections to the SCHIP Extension Act, including a clarification that, during the moratorium period established by the SCHIP Extension Act, the percentage threshold for grandfathered satellites is set at 50% and not phased in to the 25% level for admissions from a co-located hospital. In addition, the ARRA clarifies that the application of the percentage threshold is postponed for LTCH HIHs and satellites that are co-located with provider-based off-campus locations of IPPS hospitals. The ARRA also modified certain delays in the application of the percentage thresholds as originally established in the SCHIP Extension Act. The effective date of the delay in application of the full 25% patient threshold payment adjustment policy is changed from cost reporting periods beginning on or after December 29, 2007 to cost reporting periods beginning on or after July 1, 2007 for freestanding LTCHs and grandfathered HIHs and satellites, and cost reporting periods beginning on or after October 1, 2007 for non-grandfathered LTCH HIHs and satellites.

June 3, 2009 Interim Final Rule.  On June 3, 2009, CMS published an interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that applied to the remainder of fiscal year 2009 (through September 30, 2009). This interim final rule revised the MS-LTC-DRG relative weights for payment under the LTCH-PPS for FY 2009 due to CMS’s misapplication of its established methodology in the calculation of the budget neutrality factor. This error resulted in relative weights that are higher, by approximately 3.9% for all of FY 2009 (October 1, 2008 through September 30, 2009) which has the effect of reducing reimbursement by approximately 3.9%. However, CMS only applied the corrected weights to the remainder of fiscal year 2009 (that is, from June 3, 2009 through September 30, 2009).

July 31, 2009 Final Rule.  On July 31, 2009, CMS released its annual payment rate update for the LTCH-PPS for “FY 2010” (affecting discharges and cost reporting periods beginning on or after October 1, 2009 and before September 30, 2010). For FY 2010 CMS adopted a 2.5% increase in payments under the LTCH-PPS. As a result, the standard federal rate for FY 2010 is set at $39,896.65, an increase from $39,114.36 in FY 2009. The increase in the standard federal rate uses a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. The fixed loss amount for high cost outlier cases is set at $18,425. This is a decrease from the fixed loss amount in the 2009 rate year of $22,960.

The July 31, 2009 annual payment rate update also included an interim final rule with comment period implementing provisions of the ARRA discussed above, including amendments to provisions of the SCHIP Extension Act relating to payments to LTCHs and LTCH satellite facilities and increases in beds in existing LTCHs and LTCH satellite facilities under the LTCH-PPS.

In the same federal register, CMS finalized three interim final rules with comment period that it previously published but had yet to respond to public comment. First, CMS finalized the June 3, 2009 interim final rule that adopted a new table of MS-LTC-DRG relative weights for the period between June 3, 2009 and September 30, 2009. Second, CMS finalized the May 6, 2008 interim final rule that implemented changes to LTCH-PPS mandated by the SCHIP Extension Act addressing: (1) payment adjustments for certain short-stay outliers, (2) the federal standard rate for the last three months of rate year 2008, and (3) adjustment of the high cost outlier fixed-loss amount. Finally,

CMS finalized the May 22, 2008 interim final rule that implemented changes to LTCH-PPS mandated by the SCHIP Extension Act modifying the percentage threshold policy for certain LTCHs and addressing the three-year moratorium on the establishment of new LTCHs and bed increases at existing LTCHs and LTCH satellites.

The SCHIP Extension Act, as amended by the ARRA, among other things, limited the application of the Medicare admission threshold on HIHs in existence on October 1, 2004 to no lower than 50% (subject to exceptions for rural and MSA dominant hospitals) for a three year period to commence on an LTCH’s first cost reporting period to begin on or after October 1, 2007, postponed for the three year period beginning on December 29, 2007 the SSO policy changes made in the May 2007 final rule and postponed the application of the percentage threshold to all free-standing and grandfathered HIHs for a three year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. The ARRA further limited application of the admissions threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. If the May 2004 final rules and May 2007 final rules become effective as currently written after the expiration of the applicable provisions of the SCHIP Extension Act and the ARRA, these regulatory changes will collectively cause an adverse effect on our operating revenues and profitability in 2011 and beyond, which adverse effect could be partially mitigated if we are able to implement certain operational changes. However, the effect of these changes in 2010 will not be significant.

Medicare Reimbursement of Inpatient Rehabilitation Facility Services

The following is a summary of significant changes to the Medicare prospective payment system for inpatient rehabilitation facilities or “IRF-PPS” during 2008 and 2009.

August 2008 Final Rule.  On August 8, 2008, CMS published the final rule for the inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for FY 2009. The final rule included changes to the IRF-PPS regulations designed to implement portions of the SCHIP Extension Act. In particular, the patient classification criteria compliance threshold was established at 60% (with comorbidities counting toward this threshold). In addition to updating the various values that compose the IRF-PPS, the final rule updated the outlier threshold amount to $10,250 from $7,362 for fiscal year 2008.

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

Medicare Reimbursement of Outpatient Rehabilitation Services

CMS released the final rule for the 2010 Medicare physician fee schedule on November 25, 2009. The final rule increased the annual per beneficiary cap on outpatient therapy services for 2010 to $1,860 for combined physical therapy and speech language pathology services and $1,860 for occupational therapy services. On March 2, 2010, President Obama signed the Temporary Extension Act of 2010, which extended the exception process through March 31, 2010. The exception process will expire on April 1, 2010 unless further extended by Congress. There can be no assurance that Congress will extend it further. Failure to extend the exception process may reduce our future net operating revenues and profitability.

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2009 CMS or Congress has taken action to prevent the SGR formula reductions. On December 19, 2009, President Obama signed the Department of Defense Appropriations Act, 2010 into law, which delayed until March 1, 2010 the payment reductions for 2010 required by the SGR formula. The Temporary Extension Act of 2010 further delayed the scheduled reduction in Medicare payment until March 31, 2010. Congress is now considering several proposals to delay the payment cut further or to replace the SGR formula with another methodology for setting Medicare physician payment rates. We cannot predict what actions, if any, Congress or CMS may take with respect to the Medicare physician fee schedule update. If no further legislation is passed by Congress and signed by the President, the SGR formula will reduce our Medicare outpatient rehabilitation payment rates by approximately 21.2% beginning April 1, 2010. For the year ended December 31, 2009, we received approximately 9.7% of our outpatient rehabilitation net operating revenues from Medicare.

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

Federal Healthcare Reform Proposals

Healthcare is one of the largest industries in the United States and continues to attract much legislative interest and public attention. Comprehensive national healthcare reform is currently a focus at the federal level. In the final months of 2009, both houses of the U.S. Congress passed different versions of comprehensive healthcare reform legislation. Both versions of the legislation would require most individuals to have health insurance coverage, and would aim to promote quality and cost efficiency in healthcare delivery and budgetary savings in the Medicare program. On March 3, 2010, President Obama announced that he would seek passage of healthcare reform legislation with certain changes. While no comprehensive healthcare reform legislation has yet become law, we anticipate that Congress will continue to consider legislative changes, either as part of comprehensive healthcare reform or separately, that could affect our business.

Legislative changes that have been discussed as part of healthcare reform have included, among other things, calls for bundled payments to hospitals that would cover not just the hospitalization, but care from certain post-acute providers for the 30 days after the hospitalization. A significant portion of the services furnished by our specialty hospitals and outpatient rehabilitation clinics are to patients discharged from acute care hospitals. Therefore, the proposal to bundle payments to hospitals could have a material impact on volume of referrals to our facilities by acute care hospitals and the payment rates that we receive for our services. Other proposed legislative changes have included negative adjustments to the annual market basket updates for the Medicare long term care hospital and inpatient rehabilitation payment systems, penalties for hospital readmissions, value-based purchasing and enhanced efforts to curb fraud and abuse, including by implementing additional prepayment reviews. There has also been discussion of establishing an Independent Medicare Advisory Board charged with presenting proposals to Congress to reduce Medicare expenditures when such expenditures exceed specified levels.

Healthcare reform legislation passed by the U.S. Senate in 2009 contained a temporary extension of policies adopted in the SCHIP Extension Act, including extending relief from certain LTCH-PPS payment policies and extending the moratorium on the establishment and classification of new LTCHs and LTCH beds. The healthcare reform legislation passed by the U.S. House of Representatives in 2009 did not contain a similar extension. It is uncertain whether both houses of Congress will enact healthcare reform legislation or other legislation that includes an extension of the policies adopted in the SCHIP Extension Act.

At this time we are unable to predict what action Congress or the President might take with respect to comprehensive healthcare reform or other legislation affecting healthcare, or the impact of any such legislation on our revenues, operating costs, results of operations or cash flows.

Development of New Specialty Hospitals and Clinics

In addition to the growth of our business through the acquisition and integration of other businesses, we have also grown our business through specialty hospital and outpatient rehabilitation facility development opportunities. Since our inception in 1997 through December 31, 2009, we have internally developed 62 specialty hospitals and 276 outpatient rehabilitation facilities. As a result of the SCHIP Extension Act however, which has a three year moratorium on the development of new LTCHs, we have stopped all new LTCH development. In addition, we will continue to evaluate opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals. The moratorium will not, however, apply to LTCHs acquired by us in the future so long as those LTCHs were in existence prior to December 29, 2007.

We also intend to open new outpatient rehabilitation clinics in the local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

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

Net operating revenues generated directly from the Medicare program from all segments represented approximately 47%, 46% and 48% of net operating revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Approximately 63%, 63% and 65% of our specialty hospital revenues for the years ended December 31, 2009, 2008 and 2007, respectively, were received for services provided to Medicare patients.

Most of our specialty hospitals receive bi-weekly periodic interim payments from Medicare instead of being paid on an individual claim basis. Under a periodic interim payment methodology, Medicare estimates a hospital’s claim volume based on historical trends and makes bi-weekly interim payments to us based on these estimates. Twice a year per hospital, Medicare reconciles the differences between the actual claim data and the estimated payments. To the extent our actual hospital’s experience is different from the historical trends used by Medicare to develop the estimate, the periodic interim payment will result in our being either temporarily over-paid or under-paid for our Medicare claims. At each balance sheet date, we record any aggregate under-payment as an account receivable or any aggregate over-payment as a payable to third-party payors on our balance sheet. The timing of receipt of bi-weekly periodic interim payments can have an impact on our accounts receivable balance and our days sales outstanding as of the end of any reporting period.

Contractual Adjustments

Net operating revenues include amounts estimated by us to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through our internally developed systems. In our specialty hospital segment our billing system automatically calculates estimated Medicare reimbursement and associated contractual allowances. For non-governmental payors in our specialty hospital segment, we manually calculate the contractual allowance for each patient based upon the contractual provisions associated with the specific payor. In our outpatient segment, we perform provision testing, using internally developed systems, whereby we monitor a payors’ historical paid claims data and compare it against the associated gross charges. This difference is determined as a percentage of gross charges and is applied against gross billing revenue to determine the contractual allowances for the period. Additionally, these contractual percentages are applied against the gross receivables on the balance sheet to determine that adequate contractual reserves are maintained for the gross accounts receivables reported on the balance sheet. We account for any difference as additional contractual adjustments deducted from gross revenues to arrive at net operating revenues in the period that the difference is determined. We believe the processes described above and used in recording our contractual adjustments have resulted in reasonable estimates determined on a consistent basis.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2009, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 0.5% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals or in the case of our outpatient rehabilitation clinics, we verify insurance coverage prior to their first therapy visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

We estimate bad debts for total accounts receivable within each of our operating units. We believe our policies have resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables (net of contractual allowances) which include receivables from governmental agencies. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivable. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts. Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

The following table is an aging of our net (after allowances for contractual adjustments but before doubtful accounts) accounts receivable (in thousands):

	Balance as of December 31,
	2008		2009
		Over 90		Over 90
	0-90 Days	Days	0-90 Days	Days
Medicare and Medicaid	$101,687	$12,780	$117,991	$8,307
Commercial insurance, and other	186,200	68,803	176,195	47,943

Total net accounts receivable	$287,887	$81,583	$294,186	$56,250

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories is as follows:

	As of December 31,
	2008	2009
0 to 90 days	77.9%	83.9%
91 to 180 days	8.8%	6.6%
181 to 365 days	6.7%	4.7%
Over 365 days	6.6%	4.8%

Total	100.0%	100.0%

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status is as follows:

	As of December 31,
	2008	2009
Government payors and insured receivables	99.7%	99.5%
Self-pay receivables (including deductible and co-payments)	0.3%	0.5%

Total	100.0%	100.0%

Insurance

Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2009 and December 31, 2008, we have recorded a liability of $60.8 million and $62.9 million, respectively, for our estimated losses under these insurance programs.

Related Party Transactions

We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $4.0 million and $3.3 million for the years ended December 31, 2009 and 2008, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments as of December 31, 2009 amount to $45.6 million through 2023. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. The Company’s practice is that any such transaction must receive the prior approval of both the audit and compliance committee and a majority of non-interested members of the Board of Directors. In addition, it is the Company’s practice that, prior to any related party transaction for the lease of office space, that an independent third-party appraisal is obtained that supports the amount of rent that the Company is obligated to pay for such leased space.

Goodwill and Other Intangible Assets

Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. Our most recent impairment assessment was completed during the fourth quarter of 2009, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. The majority of our goodwill resides in our specialty hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in the discounted cash flow are assumptions regarding revenue growth rates, internal development of specialty hospitals and rehabilitation clinics, future EBITDA margin estimates, future selling, general and administrative expense rates and the weighted average cost of capital for our industry. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions, and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

Realization of Deferred Tax Assets

Deferred tax assets and liabilities are required to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are also required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As part of the process of preparing our consolidated financial statements, we estimate our income taxes based on our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. We also recognize as deferred tax assets the future tax benefits from net operating loss carry forwards. We evaluate the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are our projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period.

At December 31, 2009, we had deferred tax assets in excess of deferred tax liabilities of approximately $18.2 million for both Holdings and Select. This amount is net of approximately $22.4 million of valuation reserves related primarily to state and federal tax net operating losses that may not be realized at December 31, 2009.

Uncertain Tax Positions

We record and review quarterly our uncertain tax positions. Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated. While we believe that our reserves for uncertain tax positions are adequate, the settlement of any such exposures at amounts that differ from current reserves may require us to materially increase or decrease our reserves for uncertain tax positions.

Stock Based Compensation

Determining the fair value of our stock requires making complex and subjective judgments. Our approach to valuation is based on a discounted future cash flow approach that uses our estimates of revenue and estimated costs as well as discount rates determined by analyzing comparable companies and industry capital structures. These estimates are consistent with the plans and estimates that we use to manage the business. The fair value of the common stock has generally been determined contemporaneously with the grants. There is inherent uncertainty in making these estimates.

Operating Statistics

The following tables set forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the tables reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities, closures, sales and consolidations. The operating statistics reflect data for the period of time these operations were managed by us.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

Specialty hospital data(1):
Number of hospitals — start of period	96	87	93
Number of hospital start-ups	3	7	1
Number of hospitals acquired	—	2	2
Number of hospitals closed/sold	(8)	(1)	(2)
Number of hospitals consolidated	(4)	(2)	—

Number of hospitals owned — end of period	87	93	94
Number of hospitals managed — end of period	—	—	1

Total hospitals (all) — end of period	87	93	95

Available licensed beds	3,819	4,222	4,233
Admissions	40,008	41,177	42,674
Patient days	987,624	1,005,719	1,015,500
Average length of stay (days)	25	24	24
Net revenue per patient day(2)	$1,378	$1,453	$1,507
Occupancy rate	69%	67%	67%
Percent patient days — Medicare	69%	65%	64%
Outpatient rehabilitation data:
Number of clinics owned — start of period	477	918	880
Number of clinics acquired	570	4	24
Number of clinic start-ups	15	17	13
Number of clinics closed/sold(3)	(144)	(59)	(34)

Number of clinics owned — end of period	918	880	883
Number of clinics managed — end of period	81	76	78

Total number of clinics (all) — end of period	999	956	961

Number of visits	4,032,197	4,533,727	4,502,049
Net revenue per visit(4)	$100	$102	$102

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.
(2)	Net revenue per patient day is calculated by dividing specialty hospital patient service revenues by the total number of patient days.
(3)	The number of clinics closed/sold for the year ended December 31, 2007 relate primarily to clinics closed in connection with the restructuring plan for integrating the acquisition of HealthSouth Corporation’s outpatient rehabilitation division.
(4)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	83.3	83.2	81.3
General and administrative	2.2	2.2	3.2
Bad debt expense	1.9	2.2	1.8
Depreciation and amortization	2.9	3.3	3.2

Income from operations	9.7	9.1	10.5
Gain on early retirement of debt	—	0.0	0.6
Other expense	0.0	—	(0.0)
Interest expense, net	(6.9)	(6.7)	(5.9)

Income from continuing operations before income taxes	2.8	2.4	5.2
Income tax expense	0.9	1.2	1.7

Net income	1.9	1.2	3.5
Net income attributable to non-controlling interests	0.1	0.2	0.2

Net income attributable to the Holdings	1.8%	1.0%	3.3%

	Select Medical Corporation
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2007	2008	2009

Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	83.3	83.2	81.3
General and administrative	2.2	2.2	3.2
Bad debt expense	1.9	2.2	1.8
Depreciation and amortization	2.9	3.3	3.2

Income from operations	9.7	9.1	10.5
Gain on early retirement of debt	—	0.0	0.6
Other income (expense)	(0.2)	(0.1)	0.1
Interest expense, net	(5.2)	(5.1)	(4.4)

Income from continuing operations before income taxes	4.3	3.9	6.8
Income tax expense	1.4	1.7	2.2

Net income	2.9	2.2	4.6
Net income attributable to non-controlling interests	0.1	0.2	0.2

Net income attributable to Select	2.8%	2.0%	4.4%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation
				%	%
	Year Ended	Year Ended	Year Ended	Change	Change
	December 31,	December 31,	December 31,	2007-	2008-
	2007	2008	2009	2008	2009
	(In thousands)

Net operating revenues:
Specialty hospitals	$1,386,410	$1,488,412	$1,557,821	7.4%	4.7%
Outpatient rehabilitation	603,413	664,760	681,892	10.2	2.6
Other(3)	1,843	190	158	(89.7)	(16.8)

Total company	$1,991,666	$2,153,362	$2,239,871	8.1%	4.0%

Income (loss) from operations:
Specialty hospitals	$180,090	$192,450	$247,891	6.9%	28.8%
Outpatient rehabilitation	57,979	52,964	64,109	(8.6)	21.0
Other(3)	(44,184)	(49,006)	(76,162)	(10.9)	(55.4)

Total company	$193,885	$196,408	$235,838	1.3%	20.1%

Adjusted EBITDA:(2)
Specialty hospitals	$217,175	$236,388	$290,370	8.8%	22.8%
Outpatient rehabilitation	75,437	77,279	89,072	2.4	15.3
Other(3)	(37,684)	(43,380)	(49,215)	(15.1)	(13.5)
Adjusted EBITDA margins:(2)
Specialty hospitals	15.7%	15.9%	18.6%	1.3%	17.0%
Outpatient rehabilitation	12.5	11.6	13.1	(7.2)	12.9
Other(3):	N/M	N/M	N/M	N/M	N/M
Total assets:
Specialty hospitals	$1,882,476	$1,910,402	$1,944,677
Outpatient rehabilitation	513,397	504,869	499,603
Other(3)	99,173	164,198	157,953

Total company	$2,495,046	$2,579,469	$2,602,233

Purchases of property and equipment, net:
Specialty hospitals	$146,901	$40,069	$46,452
Outpatient rehabilitation	14,737	13,271	9,940
Other(3)	4,436	3,164	1,485

Total company	$166,074	$56,504	$57,877

	Select Medical Corporation
				%	%
	Year Ended	Year Ended	Year Ended	Change	Change
	December 31,	December 31,	December 31,	2007-	2008-
	2007	2008	2009	2008	2009
	(In thousands)

Net operating revenues:
Specialty hospitals	$1,386,410	$1,488,412	$1,557,821	7.4%	4.7%
Outpatient rehabilitation	603,413	664,760	681,892	10.2	2.6
Other(3)	1,843	190	158	(89.7)	(16.8)

Total company	$1,991,666	$2,153,362	$2,239,871	8.1%	4.0%

Income (loss) from operations:
Specialty hospitals	$180,090	$192,450	$247,891	6.9%	28.8%
Outpatient rehabilitation	57,979	52,964	64,109	(8.6)	21.0
Other(3)	(44,184)	(49,006)	(76,162)	(10.9)	(55.4)

Total company	$193,885	$196,408	$235,838	1.3%	20.1%

Adjusted EBITDA:(2)
Specialty hospitals	$217,175	$236,388	$290,370	8.8%	22.8%
Outpatient rehabilitation	75,437	77,279	89,072	2.4	15.3
Other(3)	(37,684)	(43,380)	(49,215)	(15.1)	(13.5)
Adjusted EBITDA margins:(2)
Specialty hospitals	15.7%	15.9%	18.6%	1.3%	17.0%
Outpatient rehabilitation	12.5	11.6	13.1	(7.2)	12.9
Other(3):	N/M	N/M	N/M	N/M	N/M
Total assets:
Specialty hospitals	$1,882,476	$1,910,402	$1,944,677
Outpatient rehabilitation	513,397	504,869	499,603
Other(3)	94,904	147,154	154,899

Total company	$2,490,777	$2,562,425	$2,599,179

Purchases of property and equipment, net:
Specialty hospitals	$146,901	$40,069	$46,452
Outpatient rehabilitation	14,737	13,271	9,940
Other(3)	4,436	3,164	1,485

Total company	$166,074	$56,504	$57,877

The following tables reconcile same hospitals information:

	Year Ended
	December 31,
	2007	2008
	(In thousands)

Net operating revenue
Specialty hospitals net operating revenue	$1,386,410	$1,488,412
Less: Specialty hospitals in development, opened or closed after 1/1/07	79,500	85,709

Specialty hospitals same store net operating revenue	$1,306,910	$1,402,703

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$217,175	$236,388
Less: Specialty hospitals in development, opened or closed after 1/1/07	(10,928)	(21,339)

Specialty hospitals same store Adjusted EBITDA(2)	$228,103	$257,727

All specialty hospitals Adjusted EBITDA margin(2)	15.7%	15.9%
Specialty hospitals same store Adjusted EBITDA margin(2)	17.5%	18.4%

	Year Ended
	December 31,
	2008	2009
	(In thousands)

Net operating revenue
Specialty hospitals net operating revenue	$1,488,412	$1,557,821
Less: Specialty hospitals in development, opened or closed after 1/1/08	56,363	108,806

Specialty hospitals same store net operating revenue	$1,432,049	$1,449,015

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$236,388	$290,370
Less: Specialty hospitals in development, opened or closed after 1/1/08	(24,305)	(1,452)

Specialty hospitals same store Adjusted EBITDA(2)	$260,691	$291,822

All specialty hospitals Adjusted EBITDA margin(2)	15.9%	18.6%
Specialty hospitals same store Adjusted EBITDA margin(2)	18.2%	20.1%

N/M — Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.
(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, other income (expense), long term incentive compensation and non-controlling interest. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See Note 13 to our audited consolidated financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.
(3)	Other includes our general and administrative services and non-healthcare services.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

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

Net Operating Revenues

Our net operating revenues increased by 4.0% to $2,239.9 million for the year ended December 31, 2009 compared to $2,153.4 million for the year ended December 31, 2008.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 4.7% to $1,557.8 million for the year ended December 31, 2009 compared to $1,488.4 million for the year ended December 31, 2008. For the year ended December 31, 2009, the hospitals opened in 2008 and 2009 increased net operating revenues by $58.8 million from the prior year and the hospitals acquired in 2008 and 2009 increased net operating revenues by $14.0 million from the prior year. These increases were offset partially by the loss of revenues from hospitals that closed during 2008 and 2009, which accounted for $20.4 million of the difference in net operating revenues between the year ended December 31, 2008 and December 31, 2009. Net operating revenues for the specialty hospitals opened as of January 1, 2008 and operated by us throughout both periods increased by $17.0 million to $1,449.0 million for the year ended December 31, 2009, compared to $1,432.1 million for the year ended December 31, 2008. Our patient days for these same store hospitals decreased 2.1%, which was attributable to a decline in our Medicare patient days. The occupancy percentage in our same store hospitals decreased to 69% for the year ended December 31, 2009 from 70% for the year ended December 31, 2008. The effect on net operating revenues from the decrease in patient days was offset by an increase in our average net revenue per patient day. Our average net revenue per patient day in our same store hospitals increased 3.2% to $1,506 for the year ended December 31, 2009 from $1,459 for the year ended December 31, 2008. This increase in net revenue per patient day was primarily the result of an increase in the Medicare base rate used to determine our discharge based payments and an increase in the case mix index of our patients which adjusts the base rate to compensate us for differences in the severity of the cases we treat.

Outpatient Rehabilitation.  Our outpatient rehabilitation net operating revenues increased 2.6% to $681.9 million for the year ended December 31, 2009 compared to $664.8 million for the year ended December 31, 2008. The increase in our outpatient rehabilitation net operating revenues is due to an increase in contracted services based revenue resulting from new business, offset by a reduction in the net operating revenues generated by our outpatient rehabilitation clinics. The number of patient visits in our outpatient rehabilitation clinics decreased 0.7% for the year ended December 31, 2009 to 4,502,049 visits compared to 4,533,727 visits for the year ended December 31, 2008. The decline in visits, which principally occurred during the first quarter of 2009, was the result of various factors in numerous locations where we operate, including staffing shortages and increased competition. Net revenue per visit in our clinics was $102 for both the year ended December 31, 2009 and 2008.

Operating Expenses

Our operating expenses increased by $47.9 million to $1,933.1 million for the year ended December 31, 2009 compared to $1,885.2 million for the year ended December 31, 2008. The principal component of this increase were compensation costs of $22.0 million that we incurred in connection with our initial public offering of common stock. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. As a percentage of our net operating revenues, our operating expenses were 86.3% for the year ended December 31, 2009 compared to 87.6% for the year ended December 31, 2008. Our cost of services, a major component of which is labor expense, were $1,819.8 million for the year ended December 31, 2009 compared to $1,791.8 million for the year ended December 31, 2008. This increase in cost of services was principally the result of an increase in costs in our specialty hospital segment. The increase in cost of services we experienced in the specialty hospital segment was due to an increase in patient volume in the hospitals we opened or acquired in 2008 and 2009. Another component of cost of services is facility rent expense, which was $117.1 million for the year ended December 31, 2009 compared to $110.2 million for the year ended December 31, 2008. General and administrative expenses were $72.4 million for the year ended December 31, 2009 compared to $45.5 million for the year ended December 31, 2008. The increase of $26.9 million in general and administrative expense is primarily due to an increase in compensation costs primarily the result of an $18.3 million payment under our Long Term Cash Incentive Plan paid in connection with our initial public offering and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering of common stock. Our bad debt expense as a percentage of net operating revenues declined to 1.8% for the year ended December 31, 2009 compared to 2.2% for the year ended December 31, 2008. The reduction resulted from improved collection activity.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA increased by 22.8% to $290.4 million for the year ended December 31, 2009 compared to $236.4 million for the year ended December 31, 2008. Our Adjusted EBITDA margins increased to 18.6% for the year ended December 31, 2009 from 15.9% for the year ended December 31, 2008. The hospitals opened as of January 1, 2008 and operated by us throughout both periods had Adjusted EBITDA of $291.8 million for the year ended December 31, 2009, an increase of $31.1 million or 11.9% over the Adjusted EBITDA of $260.7 million for these hospitals for the year ended December 31, 2008. Our Adjusted EBITDA margin in these same store hospitals increased to 20.1% for the year ended December 31, 2009 from 18.2% for the year ended December 31, 2008. The principal reason for the growth in our Adjusted EBITDA and Adjusted EBITDA margin for these same store hospitals was an increase in our net revenue per patient day due to an increase in the payment rates for our Medicare cases while we controlled our costs related to these cases. We were also able to reduce the bad debt expense in these hospitals, which had the effect of increasing our Adjusted EBITDA and Adjusted EBITDA margin. We also reduced the Adjusted EBITDA losses in our recently opened hospitals. Our hospitals opened during 2008 incurred Adjusted EBITDA losses of $2.0 million for the year ended December 31, 2009 compared to Adjusted EBITDA losses of $22.7 million incurred for the year ended December 31, 2008. We only opened one new hospital in 2009.

Outpatient Rehabilitation.  Adjusted EBITDA increased by 15.3% to $89.1 million for the year ended December 31, 2009 compared to $77.3 million for the year ended December 31, 2008. Our Adjusted EBITDA margins increased to 13.1% for the year ended December 31, 2009 from 11.6% for the year ended December 31, 2008. The increase in Adjusted EBITDA was primarily the result of the growth in our contract services business. We also had improvement in our clinic based business, which was the result of improvements in the performance of the outpatient clinics acquired from HealthSouth Corporation.

Other.  The Adjusted EBITDA loss was $49.2 million for the year ended December 31, 2009 compared to an Adjusted EBITDA loss of $43.4 million for the year ended December 31, 2008 and is primarily related to our general and administrative expenses. The increase of $5.8 million is principally related to increases in salary related costs.

Income from Operations

For the year ended December 31, 2009 we experienced income from operations of $235.8 million compared to $196.4 million for the year ended December 31, 2008. The increase in income from operations resulted primarily from the significantly reduced losses at our hospitals opened in 2008 and the improved operating performance at our specialty hospitals opened as of January 1, 2008 and operated by us throughout both periods. This was offset by the compensation costs of $22.0 million we incurred in connection with our initial public offering of common stock.

Gain on Early Retirement of Debt

Select Medical Corporation.  For the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized on the transactions which was net of the write-off of unamortized deferred financing costs related to the repurchased debt. These gains were offset by the write-off of deferred financing costs of $2.9 million related to our prepayments of term loans under our credit facility with proceeds from our initial public offering of common stock.

Select Medical Holdings Corporation.  For the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized on the transactions which was net of the write-off of unamortized deferred financing costs related to the debt. In addition, for the year ended December 31, 2009, we paid approximately $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These notes have a carrying value of $7.7 million. A gain on early retirement of debt in the amount of $1.1 million was recognized on the transaction which was net of the write-off of unamortized deferred financing costs related to the repurchased debt. These gains were offset by the write-off of deferred financing costs of $2.9 million related to our prepayments of term loans under our credit facility with proceeds from our initial public offering of common stock.

Interest Expense

Select Medical Corporation.  Interest expense was $99.5 million for the year ended December 31, 2009 compared to $110.9 million for the year ended December 31, 2008. The decrease in interest expense is related to a reduction in outstanding debt balances in 2009.

Select Medical Holdings Corporation.  Interest expense was $132.5 million for the year ended December 31, 2009 compared to $145.9 million for the year ended December 31, 2008. The decrease in interest expense is related to a reduction in outstanding debt balances in 2009.

Income Taxes

Select Medical Corporation.  We recorded income tax expense of $50.0 million for the year ended December 31, 2009. The expense represented an effective tax rate of 32.9%. We recorded income tax expense of $37.3 million for the year ended December 31, 2008. The expense represented an effective tax rate of 44.4%. The lower effective tax rate we experienced for the year ended December 31, 2009 is principally due to tax refunds and associated interest we received related to the resolution of federal tax returns that occurred before the Merger. Our effective tax rate for 2008 was higher than our expected blended federal and state tax rate as a result of an increase in valuation reserves due to our inability to use state net operating losses of the entities acquired from HealthSouth Corporation and excess federal capital losses that can only be offset by future capital gains.

Select Medical Holdings Corporation.  We recorded income tax expense of $37.5 million for the year ended December 31, 2009. The expense represented an effective tax rate of 32.2%. We recorded income tax expense of $26.1 million for the year ended December 31, 2008. The expense represented an effective tax rate of 50.2%. The lower effective tax rate we experienced for the year ended December 31, 2009 is principally due to tax refunds and associated interest we received related to the resolution of federal tax returns that occurred before the Merger. Our effective tax rate for 2008 was higher than our expected blended federal and state tax rate as a result of an increase in valuation reserves due to our inability to use state net operating losses of the entities acquired from HealthSouth Corporation and excess federal capital losses that can only be offset by future capital gains.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $3.6 million for the year ended December 31, 2009 and $3.4 million for the year ended December 31, 2008.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Operating Revenues

Our net operating revenues increased by 8.1% to $2,153.4 million for the year ended December 31, 2008 compared to $1,991.7 million for the year ended December 31, 2007.

Specialty Hospitals.  Our specialty hospital net operating revenues increased 7.4% to $1,488.4 million for the year ended December 31, 2008 compared to $1,386.4 million for the year ended December 31, 2007. Net operating revenues for the specialty hospitals opened as of January 1, 2007 and operated by us throughout both periods increased 7.3% to $1,402.7 million for the year ended December 31, 2008 from $1,306.9 million for the year ended December 31, 2007. This increase was partially offset by the loss of revenues from closed hospitals, which accounted for $52.2 million of the difference in net operating revenues between 2007 and 2008. Hospitals opened in 2007 and 2008 increased net operating revenues by $58.4 million for the year ended December 31, 2008. The increase in same store hospitals’ net operating revenues resulted from increases in our patient days and our average net revenue per patient day. Our patient days for these same store hospitals increased 2.1% and was attributable to an increase in our non-Medicare patient days. Our average net revenue per patient day in our same store hospitals increased 5.0% to $1,458 for the year ended December 31, 2008 from $1,388 for the year ended December 31, 2007. This increase in net revenue per patient day resulted from increased Medicare revenues and was primarily the result of an increase in the Medicare case mix index of our patients which adjusts our Medicare base rate used to determine our discharge payments to compensate us for differences in the severity of the cases we treat.

Outpatient Rehabilitation.  Our outpatient rehabilitation net operating revenues increased 10.2% to $664.8 million for the year ended December 31, 2008 compared to $603.4 million for the year ended December 31, 2007. The increase in outpatient rehabilitation net operating revenues was primarily attributable to an increase in patient visits. The number of patient visits in our outpatient rehabilitation clinics increased 12.4% for the year ended December 31, 2008 to 4,533,727 visits compared to 4,032,197 visits for the year ended December 31, 2007. Substantially all of the increase in net operating revenues and patient visits was related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation in May 2007. Net revenue per visit in our clinics was $102 for the year ended December 31, 2008 compared to $100 for the year ended December 31, 2007.

Other.  Our other revenues were $0.2 million for the year ended December 31, 2008 compared to $1.8 million for the year ended December 31, 2007. These revenues relate to revenue from other non-healthcare services.

Operating Expenses

Our operating expenses increased by 8.3% to $1,885.2 million for the year ended December 31, 2008 compared to $1,740.5 million for the year ended December 31, 2007. Our operating expenses include our cost of services, general and administrative expense and bad debt expense. The increase in operating expenses occurred in both of our operating segments. In our specialty hospital segment, the cause of the increase in costs was equally divided between costs related to the increase in patient volume and an increase in the cost to treat patients. In our outpatient rehabilitation segment the cause of the increase in costs was principally related to the increased patient volumes resulting from the acquisition of the outpatient division of HealthSouth Corporation. As a percentage of our net operating revenues, our operating expenses were 87.6% for the year ended December 31, 2008 compared to 87.4% for the year ended December 31, 2007. The increase in the relative percentage of our operating expenses compared to net operating revenue was principally related to our bad debt costs. Cost of services as a percentage of operating revenues was 83.2% for the year ended December 31, 2008 compared to 83.3% for the year ended December 31, 2007. These costs primarily reflect our labor expenses. Another component of cost of services was facility rent expense, which was $110.2 million for the year ended December 31, 2008 compared to $98.5 million for the year ended December 31, 2007. The increase in rent expense was principally related to the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and recently opened specialty hospitals that are leased. General and administrative expenses were 2.2% of net operating revenues for both the years ended December 31, 2008 and 2007. Our bad debt expense as a percentage of net operating revenues was 2.2% for the year ended December 31, 2008 compared to 1.9% for the year ended December 31, 2007. The increase in our bad debt expense occurred principally in our specialty hospitals. In our specialty hospitals we experienced an aging of our accounts receivable which caused us to increase our reserves for doubtful accounts for the year ended December 31,

2008. Additionally, we experienced an increase in the write-off of uncollectible Medicare co-payments and deductibles where state Medicaid programs are the secondary payor which has the effect of increasing our bad debt expense.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA increased by 8.8% to $236.4 million for the year ended December 31, 2008 compared to $217.2 million for the year ended December 31, 2007. Our Adjusted EBITDA margins increased to 15.9% for the year ended December 31, 2008 from 15.7% for the year ended December 31, 2007. The hospitals opened before January 1, 2007 and operated throughout both years had Adjusted EBITDA of $257.7 million, an increase of $29.6 million or 13.0% over the Adjusted EBITDA of these hospitals for the year ended December 31, 2007. Our Adjusted EBITDA margin in these same store hospitals increased to 18.4% for the year ended December 31, 2008 from 17.5% for the year ended December 31, 2007. The principal reason for the growth in our Adjusted EBITDA and Adjusted EBITDA margin for these same store hospitals was the result of increased patient volume and the increase in our net revenue per patient day. Our hospitals opened during 2007 and 2008 incurred Adjusted EBITDA losses of $22.4 million and $11.3 million for the year ended December 31, 2008 and 2007, respectively.

Outpatient Rehabilitation.  Adjusted EBITDA increased by 2.4% to $77.3 million for the year ended December 31, 2008 compared to $75.4 million for the year ended December 31, 2007. Our Adjusted EBITDA margins decreased to 11.6% for the year ended December 31, 2008 from 12.5% for the year ended December 31, 2007. Our Adjusted EBITDA margins decreased for the year ended December 31, 2008 compared to the year ended December 31, 2007 due to lower margins generated by the outpatient rehabilitation clinics acquired from HealthSouth Corporation. The principal cause of the lower margins was a reduction in patient volume at these clinics. Due to the small size of these clinics, it was difficult for us to reduce our cost structures to offset patient volume declines.

Other.  The Adjusted EBITDA loss was $43.4 million for the year ended December 31, 2008 compared to a loss of $37.7 million for the year ended December 31, 2007 and was primarily related to our general and administrative expenses.

Income from Operations

For the year ended December 31, 2008, we had income from operations of $196.4 million compared to income from operations of $193.9 million for the year ended December 31, 2007. The decrease in income from operations resulted from an increase in depreciation and amortization expense offset by the Adjusted EBITDA changes described above. The increase in depreciation and amortization expense resulted primarily from increased depreciation expense associated with free-standing hospitals that were placed in service and an increase in depreciation and amortization expense related to the outpatient rehabilitation clinics acquired from HealthSouth Corporation.

Interest Expense

Select Medical Corporation.  Interest expense was $110.9 million for the year ended December 31, 2008 compared to $105.5 million for the year ended December 31, 2007. The increase in interest expense was related to higher average outstanding debt balances under our senior secured credit facility existing during the year ended December 31, 2008. The increase in outstanding debt was principally related to the borrowings on our senior secured credit facility used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation, offset by the effect of declining interest rates in 2008.

Select Medical Holdings Corporation.  Interest expense was $145.9 million for the year ended December 31, 2008 compared to $140.2 million for the year ended December 31, 2007. The increase in interest expense was related to higher average outstanding debt balances under our senior secured credit facility existing during the year ended December 31, 2008. The increase in outstanding debt was principally related to the borrowings on our senior secured credit facility used to fund the acquisition of the outpatient rehabilitation division of HealthSouth Corporation, offset by the effect of declining interest rates in 2008.

Gain on Early Retirement of Debt

In the year ended December 31, 2008, we paid approximately $1.0 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $2.0 million. A gain on early retirement of debt in the amount of $0.9 million was recognized on the transaction which included the write-off of the unamortized deferred financing costs related to the debt.

Income Taxes

Select Medical Corporation.  We recorded income tax expense of $37.3 million, representing an effective tax rate of 44.4%, for the year ended December 31, 2008. For the year ended December 31, 2007, we recorded income tax expense of $29.3 million, representing an effective tax rate of 34.1%. In the year ended December 31, 2008 we experienced an effective tax rate that was higher than our expected blended federal and state tax rate as a result of an increase in valuation reserves due to our inability to use state net operating losses arising in tax entities acquired from HealthSouth Corporation and excess federal capital losses that can only be offset by future capital gains. For the year ended December 31, 2007 we recognized a lower effective tax rate as a result of greater than expected tax benefits generated on the sale of equipment and subsidiaries.

Select Medical Holdings Corporation.  We recorded income tax expense of $26.1 million for the year ended December 31, 2008. This expense represented an effective tax rate of 50.2%. For the year ended December 31, 2007, we recorded income tax expense of $18.7 million. This expense represented an effective tax rate of 33.6%. In the year ended December 31, 2008 we experienced an effective tax rate that was higher than our expected blended federal and state tax rate as a result of an increase in valuation reserves due to our inability to use state net operating losses arising in the tax entities acquired from HealthSouth Corporation and excess federal capital losses that can only be offset by future capital gains. For the year ended December 31, 2007 we recognized a lower effective tax rate as a result of greater than expected tax benefits generated on the sale of equipment and subsidiaries.

Non-Controlling Interests

Non-Controlling interests in consolidated earnings were $3.4 million for the year ended December 31, 2008 compared to $1.5 million for the year ended December 31, 2007. This increase in non-controlling interest was due to an increase in the non-controlling ownership in three of our specialty hospitals.

Liquidity and Capital Resources

Year Ended December 31, 2009, Year Ended December 31, 2008 and the Year Ended December 31, 2007

	Select Medical Holdings Corporation			Select Medical Corporation
	Year Ended December 31,			Year Ended December 31,
	2007	2008	2009	2007	2008	2009
	(In thousands)			(In thousands)

Cash flows provided by operating activities	$86,013	$107,438	$165,639	$118,786	$140,245	$198,478
Cash flows used in investing activities	(382,676)	(60,438)	(77,917)	(382,676)	(60,438)	(77,917)
Cash flows provided by (used in) financing activities	219,592	12,731	(68,302)	186,819	(20,076)	(101,141)

Net increase (decrease) in cash and cash equivalents	(77,071)	59,731	19,420	(77,071)	59,731	19,420
Cash and cash equivalents at beginning of period	81,600	4,529	64,260	81,600	4,529	64,260

Cash and cash equivalents at end of period	$4,529	$64,260	$83,680	$4,529	$64,260	$83,680

Operating activities for Select provided $198.5 million for the year ended December 31, 2009. The increase in cash flow provided by operating activities in comparison to our operating cash flow provided by operating activities for the year ended December 21, 2008 is principally related to the increase in our net income and a decline in our accounts receivable during the year ended December 31, 2009. Our days sales outstanding were 49 days at December 31, 2009 compared to 53 days at December 31, 2008. The reduction in days sales outstanding between December 31, 2008 and December 31, 2009 is primarily related to a reduction in our non-governmental accounts receivable that resulted from improved collections activities in our business offices.

Operating activities for Select generated $140.2 million in cash during the year ended December 31, 2008. The increase in cash flow provided by operating activities in comparison to our operating cash flow provided by operating activities for the year ended December 31, 2007 is principally related to a reduction in the cash taxes we paid during 2008. Our days sales outstanding were 53 days at December 31, 2008 compared to 48 days at December 31, 2007. The increase in days sales outstanding between December 31, 2007 and December 31, 2008 is primarily related to the timing of the periodic interim payments we received from Medicare for the services provided at our specialty hospitals.

Operating activities for Select generated $118.8 million in cash during the year ended December 31, 2007. Our days sales outstanding were 48 days at December 31, 2007 compared to 41 days at December 31, 2006. In comparison to our operating cash flow generated for the year ended December 31, 2006, our operating cash flow was negatively affected by a reduction in our operating earnings, an increase in interest expense and an increase in our accounts receivable.

The operating cash flow of Select exceeds the operating cash flow of Holdings by $32.8 million for the years ended December 31, 2009, 2008 and 2007. The difference relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.

Investing activities used $77.9 million, $60.4 million and $382.7 million of cash flow for the years ended December 31, 2009, 2008, and 2007, respectively. Of this amount, we incurred acquisition related payments of $21.4 million, $7.6 million and $237.0 million, respectively in 2009, 2008 and 2007. In 2007, the acquisition of the outpatient division of HealthSouth Corporation accounted for the $236.9 million in acquisition payments. The remaining acquisition payments relate primarily to small acquisitions of outpatient businesses and specialty hospitals. Investing activities also used cash for the purchases of property and equipment of $57.9 million, $56.5 million and $166.1 million in 2009, 2008, and 2007, respectively. In 2009 and 2008 our purchases of property and equipment were principally related to routine capital expenditures. In 2007 our purchases of property and equipment were related principally to construction of new hospitals and relocation of existing hospitals. Additionally during 2007 we made major improvements and expanded our rehabilitation hospital in West Orange, New Jersey. We sold business units and real property which generated $1.3 million, $3.4 million and $16.0 million in cash during the years ended December 31, 2009, 2008 and 2007, respectively.

Financing activities for Select used $101.1 million of cash flow for the year ended December 31, 2009. The primary usage of cash related to net payments on our senior secured credit facility of $323.4 million, the repurchase of a portion of Select’s 7 5/8% senior subordinated notes for $30.1 million, repayment of bank overdrafts of $21.1 million, dividends paid to Holdings to fund interest payments of $39.4 million and $2.8 million in distributions related to non-controlling interests, offset by an additional investment in Select by Holdings of $316.0 million which primarily related to the net proceeds from Holdings’ initial public offering of common stock.

Financing activities for Select used $20.1 million of cash for the year ended December 31, 2008. The cash usage resulted primarily from dividends paid to Holdings to fund interest payments of $33.4 million, payments on seller and other debt of $5.6 million, distributions to non-controlling interests of $2.0 million, payment of initial public offering costs of $1.3 million and repurchase of Select’s 7 5/8% senior subordinated notes of $1.0 million, offset by borrowings on our senior secured credit facility of $23.2 million.

Financing activities for Select provided $186.8 million of cash for the year ended December 31, 2007. The cash resulted primarily from borrowings, net of repayments on our senior secured credit facility of $213.5 million and proceeds from bank overdrafts of $8.9 million, offset by dividends paid to Holdings to fund interest payments of $32.8 million, distributions to non-controlling interests of $1.7 million and payments on seller and other debt of $1.3 million. Approximately $203.0 million of the borrowings from our senior secured credit facility were used to fund the acquisition of the outpatient division of HealthSouth Corporation. The remaining borrowings were used to fund our normal operations including our hospital construction activities.

The difference in cash flows provided by (used in) financing activities of Holdings compared to Select of $32.8 million for each of the years ended December 31, 2009, 2008 and 2007 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its senior subordinated notes and its senior floating rate notes and to fund repurchases of common and preferred stock.

Capital Resources

Select Medical Corporation.  Select had net working capital of $167.3 million at December 31, 2009 compared to net working capital of $100.1 million at December 31, 2008. The increase in net working capital is primarily due to our improved cash position that has resulted from our recently completed initial public offering of common stock and a reduction in our accrued liabilities.

Select Medical Holdings Corporation.  Holdings had net working capital of $170.8 million at December 31, 2009 compared to net working capital of $118.4 million at December 31, 2008. The increase in net working capital is primarily due to our improved cash position that has resulted from our recently completed initial public offering of common stock and a reduction in our accrued liabilities.

After giving effect to Amendment No. 3 to our senior secured credit facility (as described below) on August 5, 2009, our senior secured credit facility provided for senior secured financing consisting of:

•	a $300.0 million revolving loan facility that will terminate on February 24, 2011, including both a letter of credit sub-facility and a swingline loan sub-facility, and

•	$268.6 million in term loans that mature on February 24, 2012 (the “Tranche B Term Loans”), and

•	$384.5 million in term loans that mature on August 22, 2014 (the “Tranche B-1 Term Loans”).

The interest rates per annum applicable to loans, other than swingline loans and Tranche B-1 Term Loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The interest rates per annum applicable to the Tranche B-1 Term Loans under our senior credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for borrowings under our revolving loans is subject to change based upon the ratio of Select’s total indebtedness to consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage for revolving loans will decrease from (1) 1.00% to 0.75% for alternate base rate loans and (2) 2.00% to 1.75% for adjusted LIBOR loans upon the delivery of Select’s Annual Report on Form 10-K to JPMorgan Chase Bank, N.A., as administrative agent to Select’s senior secured credit facility. The applicable margin percentages for the Tranche B Term Loans are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B-1 Term Loans are (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans.

Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios which become more restrictive over time. For the four consecutive fiscal quarters ended December 31, 2009, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA (as defined in our senior secured credit facility) to cash interest expense) for the prior four consecutive fiscal quarters of at least 2.00 to 1.00. Select’s interest expense coverage ratio was 2.58 to 1.00 for such period. As of December 31, 2009, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated

EBITDA for the prior four consecutive fiscal quarters) at less than 5.00 to 1.00. Select’s leverage ratio was 3.11 to 1.00 as of December 31, 2009.

Also, as of December 31, 2009, we had $191.8 million outstanding in Tranche B term loans and $291.3 million outstanding in Tranche B-1 term loans. We also had $269.3 million of availability under our revolving loan facility (after giving effect to $30.7 million of outstanding letters of credit).

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

On June 13, 2005, Select entered into two five year interest rate swap transactions with an effective date of August 22, 2005. On March 8, 2007 and November 23, 2007, Select entered into two additional interest rate swap transactions for three years with effective dates of May 22, 2007 and November 23, 2007, respectively. The swaps are designated as a cash flow hedge of forecasted LIBOR-based variable rate interest payments. The underlying variable rate debt is $500.0 million.

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

During 2009, we paid approximately $30.1 million to repurchase and retire additional 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized, which was net of the write-off of unamortized deferred financing costs related to the debt.

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

During 2009, we paid approximately $6.5 million to repurchase and retire a portion of Holdings senior floating rate notes. These notes had a carrying value of $7.7 million. A gain on early retirement of debt in the amount of $1.1 million was recognized, which was net of the write-off of unamortized deferred financing costs related to the debt.

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

We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance normal operations in the over the next twelve months. Our lenders, including the lenders participating in our senior secured credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility. Our access to funds under the senior secured credit facility is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our senior secured credit facility because of a lender default or to obtain other cost-effective financing.

Our Tranche B term loans mature on February 24, 2012 and Tranche B-1 term loans mature on August 22, 2014. Our revolving credit facility will terminate on February 24, 2011. We anticipate refinancing at least a portion of the indebtedness under our senior secured credit facility within the next twelve months, which includes entering into a new revolving credit facility on or before the termination of our current revolving credit facility on February 24, 2011. There can be no assurance that we will be successful in our effort to enter into a new revolving credit facility and/or refinance indebtedness under our senior secured credit facility in the future. While we expect there to be alternatives available to us to enter into a new revolving credit facility and/or refinance our indebtedness under our senior secured credit facility, we cannot assure you that any of these alternatives will be successfully implemented. We depend on our revolving credit facility to meet our cash requirements to operate our business. If we repay our revolving credit facility upon its termination and are unable to enter into a new revolving credit facility on terms acceptable to us, or at all, we may be forced to reduce our operations and may not be able to respond to changing business conditions or competitive pressures. As a result, our business, operating results and financial condition could be adversely affected.

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

As a result of the SCHIP Extension Act, which prohibits the establishment and classification of new LTCHs or satellites during the three calendar years commencing on December 29, 2007, we have stopped all new LTCH development. However, we continue to evaluate opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

Commitments and Contingencies

The following tables summarize contractual obligations at December 31, 2009, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Reserves for uncertain tax positions of $25.0 million have been excluded from the tables below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Select Medical Holdings Corporation:

	Payments Due by Year
Contractual Obligations	Total	2010	2011-2013	2014-2015	After 2015
	(In thousands)

7 5/8% senior subordinated notes	$611,500	$—	$—	$611,500	$—
Senior secured credit facility	483,067	1,223	200,119	281,725	—
10% senior subordinated notes(1)	137,284	—	—	137,284	—
Senior floating rate notes	167,300	—	—	167,300	—
Seller notes	971	487	484	—	—
Capital lease obligations	1,347	304	1,043	—	—
Other debt obligations	4,102	2,131	1,971	—	—

Total debt	1,405,571	4,145	203,617	1,197,809	—
Interest(2)	461,784	100,475	254,750	106,559	—
Letters of credit outstanding	30,654	—	30,654	—	—
Purchase obligations	3,376	1,699	1,677	—	—
Construction contracts	11,148	11,148	—	—	—
Naming, promotional and sponsorship agreement	51,202	2,679	8,417	5,942	34,164
Operating leases	626,738	115,352	200,759	63,677	246,950
Related party operating leases	45,556	3,068	9,525	6,580	26,383

Total contractual cash obligations	$2,636,029	$238,566	$709,399	$1,380,567	$307,497

Select Medical Corporation:

	Payments Due by Year
Contractual Obligations	Total	2010	2011-2013	2014-2015	After 2015
	(In thousands)

7 5/8% senior subordinated notes	$611,500	$—	$—	$611,500	$—
Senior secured credit facility	483,067	1,223	200,119	281,725	—
Seller notes	971	487	484	—	—
Capital lease obligations	1,347	304	1,043	—	—
Other debt obligations	4,102	2,131	1,971	—	—

Total debt	1,100,987	4,145	203,617	893,225	—
Interest(2)	310,310	74,722	177,491	58,097	—
Letters of credit outstanding	30,654	—	30,654	—	—
Purchase obligations	3,376	1,699	1,677	—	—
Construction contracts	11,148	11,148	—	—	—
Naming, promotional and sponsorship agreement	51,202	2,679	8,417	5,942	34,164
Operating leases	626,738	115,352	200,759	63,677	246,950
Related party operating leases	45,556	3,068	9,525	6,580	26,383

Total contractual cash obligations	$2,179,971	$212,813	$632,140	$1,027,521	$307,497

(1)	Reflects the balance sheet liability of Holdings’ senior subordinated notes calculated in accordance with GAAP. The balance sheet liability so reflected is less than the $150.0 million aggregate principal amount of such notes that were issued with an original issued discount. The remaining unamortized original issue discount was $12.7 million at December 31, 2009. Interest on the senior subordinated notes accrued on the full principal amount thereof and Holdings will be obligated to repay the full principal thereof at maturity or upon any mandatory or voluntary prepayment thereof. On any interest payment date on or after February 24, 2010, Holdings may be obligated to pay any amount of accrued original issue discount on the 10% senior subordinated notes if necessary to ensure that the notes will not be considered “applicable high yield discount obligations” within the meaning of the Internal Revenue Code of 1986, as amended. We anticipate making a payment of approximately $3.0 million in February 2014. The $150.0 million aggregate principal payable at maturity on our 10% senior subordinated notes would be reduced by prior payments of accrued original issue discount.

(2)	The interest obligation for the senior secured credit facility was calculated using the average interest rate at December 31, 2009 of 2.3%, and 4.0% for the Term B and Term B-1 loans, respectively. This interest rate was increased by 2.4% during 2010 to take into consideration the effect that the Company’s swaps have on its interest obligation. All swaps mature in 2010. The interest obligation was calculated using the stated interest rate for the 7 5/8% senior subordinated notes and the 10% senior subordinated notes, 6.4% for the senior floating rate notes and 6.0% for seller notes, capital lease obligations and other debt obligations.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“Update 2010-06”), which amends the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Updated 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-06 is not anticipated to have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. Update 2009-05 is effective for the first annual or interim period beginning after the issuance of this update. The adoption of Update 2009-05 did not have a material impact on our consolidated financial statements.

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

In May 2009, the FASB issued an amendment to ASC topic 855, “Subsequent Events.” The amendment provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendment sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. The amendment also sets forth the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. Furthermore, this amendment identifies the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted this amendment during the second quarter of 2009.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of December 31, 2009, Select had $483.1 million in term and revolving loans outstanding under its senior secured credit facility and $167.3 in senior floating rate notes outstanding, which bear interest at variable rates. On June 13, 2005, Select entered into two five year interest rate swap transactions with an effective date of August 22, 2005. On March 8, 2007 and November 16, 2007, Select entered into two additional interest rate swap transactions for three years with effective dates of May 22, 2007 and November 23, 2007, respectively. Select entered into the swap transactions to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swaps are $500.0 million and the underlying variable rate debt is associated with the senior secured credit facility. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.2 million annual change in interest expense on our term loans.

Item 8.	Financial Statements and Supplementary Data.

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, is presented under the headings “Corporate Governance — Committees of the Board of Directors,” and “Election of Directors — Directors and Nominees” in the Company’s definitive proxy statement for use in connection with the 2010 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2009. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, as well as a code of ethics applicable to our senior financial officers, including our chief executive officer, our chief financial officer and our chief accounting officer. Our code of conduct and code of ethics for senior financial officers are available on our Internet website, www.selectmedicalcorp.com. Our code of conduct and code of ethics for senior financial officers may also be obtained by contacting investor relations at (717) 972-1100. Any amendments to our code of conduct or code of ethics for senior financial officers or waivers from the provisions of the codes for our chief executive officer, our chief financial officer and our chief accounting officer will be disclosed on our Internet website promptly following the date of such amendment or waiver.

Item 11.	Executive Compensation.

Information concerning executive compensation is presented under the headings “Executive Compensation” and “Compensation Committee Report” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Directors and Officers” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Equity Compensation Plan Information

Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2009.

Number of
Securities
Remaining
Available
for Future
	Number of		Issuance Under
	Securities to be		Equity
	Issued Upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	2,796,260	$8.01	5,439,157
Director equity incentive plan	63,000	$7.62	12,000

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Information concerning related transactions is presented under the heading “Certain Relationships, Related Transactions and Director Independence” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is presented under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1) Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

2)	Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts appearing on page F-55 of this report.

3) The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description

2.1	Stock Purchase Agreement, dated as of January 27, 2007, between HealthSouth Corporation and Select Medical Corporation, incorporated by reference to Exhibit 2.1 of Select Medical Corporation’s Current Report on Form 8-K filed January 30, 2007 (Reg. No. 001-31441).
2.2	Letter Agreement, dated as of May 1, 2007, between HealthSouth Corporation and Select Medical Corporation, incorporated by reference to Exhibit 2.2 of Select Medical Corporation’s Current Report on Form 8-K filed May 7, 2007 (Reg. No. 001-31441).
3.1	Amended and Restated Certificate of Incorporation of Select Medical Corporation, incorporated by reference to Exhibit 3.1 of Select Medical Corporation’s Form S-4 filed June 15, 2005 (Reg. no. 001-31441).
3.2	Form of Restated Certificate of Incorporation of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.3 of Select Medical Holdings Corporation’s Form S-1/A filed September 21, 2009 (Reg No. 333-152514).
3.3	Amended and Restated Bylaws of Select Medical Corporation, incorporated by reference to Exhibit 3.2 of Select Medical Corporation’s Form S-4 filed June 15, 2005 (Reg. No. 011-21441).
3.4	Form of Amended and Restated Bylaws of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.4 of Select Medical Holdings Corporation’s Form S-1/A filed September 21, 2009 (Reg. No. 333-152514).
4.1	Registration Rights Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners IV, L.P., each of the entities and individuals listed on Schedule I thereto and each of the other entities and individuals from time to time listed on Schedule II thereto, incorporated by reference to Exhibit 10.77 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.1	Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.2	Guarantee and Collateral Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, the Subsidiaries of Select Medical Corporation identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.3	Amended and Restated Senior Management Agreement, dated as of May 7, 1997, between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.4	Amendment No. 1, dated as of January 1, 2000, to Amended and Restated Senior Management Agreement, dated as of May 7, 1997, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.5	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.6	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.7	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of Select Medical Corporation’s Registration Statement on Form S-1 March 30, 2001 (Reg. No. 333-48856).
10.8	Amendment No. 3 to Employment Agreement, dated as of April 24, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).

Number	Description

10.9	Amendment No. 4 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.10	Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.10 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.11	Restricted Stock Award Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.11 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.12	Restricted Stock Award Agreement, dated as of November 8, 2005, between Select Medical Holdings Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.12 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.13	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.14	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.15	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.16	Amendment No. 3 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.17	Amendment No. 4 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 99.3 of Select Medical Corporation’s Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).
10.18	Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.19	Restricted Stock Award Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.19 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.20	Restricted Stock Award Agreement, dated as of November 8, 2005, between Select Medical Holdings Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.20 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.21	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.22	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.23	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.24	Amendment No. 3 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 99.2 of Select Medical Corporation’s Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).

Number	Description

10.25	Amendment No. 4 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.26	Amendment No. 5 to Employment Agreement, dated as of April 27, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.46 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.27	Amendment No. 6 to Employment Agreement, dated as of February 13, 2008, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.27 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.28	Restricted Stock Award Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.28 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.29	Amendment No. 1 to Restricted Stock Award Agreement, dated as of February 13, 2008, between Select Medical Holdings Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.29 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.30	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.31	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.32	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.33	Restricted Stock Award Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.33 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.34	Employment Agreement, dated as of December 16, 1998, between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.8 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.35	First Amendment to Employment Agreement, dated as of October 15, 2000 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.33 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.36	Change of Control Agreement, dated as of November 21, 2001, between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.61 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.37	Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.28 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.38	Other Senior Management Agreement, dated as of June 2, 1997, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.9 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.39	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.10 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.40	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.41	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.32 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

Number	Description

10.42	Restricted Stock Award Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.42 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.43	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.44	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.45	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.46	Other Senior Management Agreement, dated as of March 28, 1997, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.47	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.48	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.49	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.39 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.50	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.51	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.52	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.42 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.53	Fifth Amendment to Employment Agreement, dated as of April 18, 2005, between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.43 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.54	Form of Unit Award Agreement, incorporated by reference to Exhibit 10.54 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.55	Office Lease Agreement, dated as of May 18, 1999, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.56	First Addendum to Lease Agreement, dated as of June 1999, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.25 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.57	Second Addendum to Lease Agreement, dated as of February 1, 2000, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.26 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

Number	Description

10.58	Third Addendum to Lease Agreement, dated as of May 17, 2001, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).
10.59	Fourth Addendum to Lease Agreement, dated as of September 1, 2001, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.60	Fifth Addendum to Lease Agreement, dated as of February 19, 2004, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.61	Sixth Addendum to Lease Agreement, dated as of April 25, 2008, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.63 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.62	Office Lease Agreement, dated as of June 17, 1999, between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.63	First Addendum to Lease Agreement, dated as of April 25, 2008, between Old Gettysburg Associates III and Select Medical Corporation, incorporated by reference to Exhibit 10.65 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.64	Office Lease Agreement, dated as of May 15, 2001, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).
10.65	First Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).
10.66	Second Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).
10.67	Third Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).
10.68	Fourth Addendum to Lease Agreement, dated as of October 1, 2008, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.70 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).
10.69	Fifth Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.71 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.70	Office Lease Agreement, dated as of October 29, 2003, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.74 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Reg. No. 001-31441).
10.71	First Addendum to Lease Agreement, dated November 1, 2008, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.72 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).
10.72	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.74 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

Number	Description

10.73	Office Lease Agreement, dated as of October 29, 2003, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.75 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Reg. No. 001-31441).
10.74	First Addendum to Lease Agreement, dated October 1, 2008, by and between Select Medical Corporation and Old Gettysburg Associates II, LP, incorporated by reference to Exhibit 10.74 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).
10.75	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Select Medical Corporation and Old Gettysburg Associates II, LP, incorporated by reference to Exhibit 10.77 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.76	Office Lease Agreement, dated as of March 19, 2004, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (Reg. No. 001-31441).
10.77	Office Lease Agreement, dated as of March 19, 2004, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (Reg. No. 001-31441).
10.78	First Addendum to Lease Agreement, dated March 6, 2009, by and between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated by reference to Exhibit 10.80 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.79	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated by reference to Exhibit 10.81 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.80	Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).
10.81	Office Lease Agreement, dated August 10, 2005, among Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Current Report on Form 8-K filed August 16, 2005 (Reg. No. 001-31441).
10.82	First Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.84 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.83	Office Lease Agreement, dated October 5, 2006, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.76 of Select Medical Holdings Corporation’s Form S-1 filed July 25, 2008 (Reg. No. 333-152514).
10.84	Naming, Promotional and Sponsorship Agreement, dated as of October 1, 1997, between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of Select Medical Corporation’s Registration Statement on Form S-1 filed December 7, 2000 (Reg. No. 333-48856).
10.85	First Amendment to Naming, Promotional and Sponsorship Agreement, dated as of January 1, 2004, between Select Medical Corporation and Philadelphia Eagles, LLC, incorporated by reference to Exhibit 10.63 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.86	Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.88 of Select Medical Holdings Corporation’s Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.87	Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, as amended and restated, incorporated by reference to Exhibit 10.89 of Select Medical Holdings Corporation’s Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.88	Second Amendment to Employment Agreement, dated as of October 26, 2001 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.83 of Select Medical Holdings Corporation’s Form S-1/A filed August 29, 2008 (Reg. No. 333-152514).

Number	Description

10.89	Third Amendment to Employment Agreement, dated as of November 1, 2002 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.84 of Select Medical Holdings Corporation’s Form S-1/A filed August 29, 2008 (Reg. No. 333-152514).
10.90	Fourth Amendment to Employment Agreement, dated as of December 31, 2003 between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.85 of Select Medical Holdings Corporation’s Form S-1/A filed August 29, 2008 (Reg. No. 333-152514).
10.91	Amendment No. 6 to Employment Agreement between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.95 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.92	Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.93	Amendment No. 7 to Employment Agreement between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.97 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.94	Sixth Amendment to Employment Agreement between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.98 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.95	Second Amendment to Change of Control Agreement between Select Medical Corporation and David W. Cross, incorporated by reference to Exhibit 10.99 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.96	Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.97	Third Amendment to Change of Control Agreement between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.101 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.98	Third Amendment to Change of Control Agreement between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.102 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.99	Third Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.103 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.100	Third Amendment to Change of Control Agreement between Select Medical Corporation and S. Frank Fritsch, incorporated by reference to Exhibit 10.104 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.101	Amendment No. 1, dated as of September 26, 2005, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Reg. No. 001-31441).
10.102	Amendment No. 2 and Waiver, dated as of March 19, 2007, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Current Report on Form 8-K filed March 23, 2007 (Reg. No. 001-31441).

Number	Description

10.103	Incremental Facility Amendment, dated as of March 28, 2007, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Current Report on Form 8-K filed March 30, 2007 (Reg. No. 001-31441).
10.104	Amendment No. 3, dated as of August 5, 2009, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.109 of Select Medical Holdings Corporation’s Form S-1/A filed August 25, 2009 (Reg. No. 333-152514).
10.105	Indenture governing 7 5/8% Senior Subordinated Notes due 2015 among Select Medical Corporation, the Guarantors named therein and U.S. Bank Trust National Association, dated February 24, 2005, incorporated by reference to Exhibit 4.4 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.106	Form of 7 5/8% Senior Subordinated Notes due 2015 (included in Exhibit 4.4), incorporated by reference to Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.107	Exchange and Registration Rights Agreement, dated as of February 24, 2005, by and among Select Medical Corporation, the Guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, CIBC World Markets Corp. and PNC Capital Markets, Inc., incorporated by reference to Exhibit 4.6 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.108	Registration Rights Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation, WCAS Capital Partners IV, L.P., Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio, Martin J. Ortenzio, Martin J. Ortenzio Descendants Trust and Ortenzio Family Foundation, incorporated by reference to Exhibit 10.78 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.109	Indenture governing Senior Floating Rate Notes due 2015 among Select Medical Holdings Corporation and U.S. Bank Trust National Association, dated September 29, 2005, incorporated by reference to Exhibit 4.7 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.110	Form of Senior Floating Rate Notes due 2015 (included in Exhibit 4.7), incorporated by reference to Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.111	Exchange and Registration Rights Agreement, dated as of September 29, 2005, by and among Select Medical Holdings Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 4.9 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.112	10% Senior Subordinated Note due December 31, 2015 in favor of WCAS Capital Partners IV, L.P., amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.69 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.113	10% Senior Subordinated Note due December 31, 2015 in favor of Rocco A. Ortenzio, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.70 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.114	10% Senior Subordinated Note due December 31, 2015 in favor of Robert A. Ortenzio, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.71 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.115	10% Senior Subordinated Note due December 31, 2015 in favor of John M. Ortenzio, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.72 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).

Number	Description

10.116	10% Senior Subordinated Note due December 31, 2015 in favor of Martin J. Ortenzio, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.73 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.117	10% Senior Subordinated Note due December 31, 2015 in favor of Martin J. Ortenzio Descendants Trust, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.74 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.118	10% Senior Subordinated Note due December 31, 2015 in favor of Ortenzio Family Foundation, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.75 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.119	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan.
12	Statement of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Medical holdings Corporation

By:	/s/ Michael E. Tarvin
Michael E. Tarvin
(Executive Vice President, General Counsel and
Secretary)
Date: March 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 17, 2010.

/s/ Rocco A. Ortenzio Rocco A. Ortenzio Director and Executive Chairman	/s/ Rocco A. Ortenzio Rocco A. Ortenzio Director and Chief Executive Officer (principal executive officer)

/s/ Martin F. Jackson Martin F. Jackson Executive Vice President and Chief Financial Officer (principal financial officer)	/s/ Scott A. Romberger Scott A. Romberger Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)

/s/ Russell L. Carson Russell L. Carson Director	/s/ David S. Chernow David S. Chernow Director

/s/ Bryan C. Cressey Bryan C. Cressey Director	/s/ James E. Dalton, Jr. James E. Dalton, Jr. Director

/s/ James S. Ely III James S. Ely III Director	/s/ Thomas A. Scully Thomas A. Scully Director

/s/ Leopold Swergold Leopold Swergold Director	/s/ Sean M. Traynor Sean M. Traynor Director

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Select Medical Holdings Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests (Note 1) and for unvested restricted stock in the calculation of earnings per share (Note 14) as of January 1, 2009.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 17, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Select Medical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in the notes to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interests (Note 1) and for unvested restricted stock in the calculation of earnings per share (Note 14) as of January 1, 2009.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 17, 2010

SELECT MEDICAL HOLDINGS
CORPORATION AND SELECT MEDICAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	Select Medical
	Holdings Corporation		Select Medical Corporation
	December 31,	December 31,	December 31,	December 31,
	2008(1)	2009	2008(1)	2009
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$64,260	$83,680	$64,260	$83,680
Accounts receivable, net of allowance for doubtful accounts of $57,052 and $43,357 in 2008 and 2009, respectively	312,418	307,079	312,418	307,079
Current deferred tax asset	61,925	48,535	48,594	48,535
Prepaid income taxes	7,362	11,179	7,362	11,179
Other current assets	20,897	24,240	20,897	24,240

Total Current Assets	466,862	474,713	453,531	474,713
Property and equipment, net	471,065	466,131	471,065	466,131
Goodwill	1,506,661	1,548,269	1,506,661	1,548,269
Other identifiable intangibles	74,078	65,297	74,078	65,297
Assets held for sale	12,542	11,342	12,542	11,342
Other assets	48,261	36,481	44,548	33,427

Total Assets	$2,579,469	$2,602,233	$2,562,425	$2,599,179

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$21,130	$—	$21,130	$—
Current portion of long-term debt and notes payable	9,046	4,145	9,046	4,145
Accounts payable	72,496	73,434	72,496	73,434
Accrued payroll	66,380	62,035	66,380	62,035
Accrued vacation	37,109	41,013	37,109	41,013
Accrued interest	37,032	32,919	25,444	23,473
Accrued restructuring	8,108	4,256	8,108	4,256
Accrued other	91,482	84,234	107,982	97,134
Due to third party payors	5,709	1,905	5,709	1,905

Total Current Liabilities	348,492	303,941	353,404	307,395
Long-term debt, net of current portion	1,770,879	1,401,426	1,460,276	1,096,842
Non-current deferred tax liability	42,918	66,768	42,918	66,768
Other non-current liabilities	67,709	60,543	67,709	60,543

Total Liabilities	2,229,998	1,832,678	1,924,307	1,531,548
Commitments and Contingencies
Preferred stock — Authorized shares (liquidation preference is $515,872 in 2008)	515,872	—	—	—
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 61,466,000 shares and 159,981,000 shares issued and outstanding in 2008 and 2009, respectively	61	160
Common stock of Select, $0.01 par value, 100 shares issued and outstanding			—	—
Capital in excess of par	(289,238)	578,648	481,094	822,664
Retained earnings	128,185	169,094	160,657	223,314
Accumulated other comprehensive loss	(13,212)	(8,914)	(11,436)	(8,914)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	(174,204)	738,988	630,315	1,037,064
Non-controlling interests	7,803	30,567	7,803	30,567

Total Equity (Deficit)	(166,401)	769,555	638,118	1,067,631

Total Liabilities and Equity	$2,579,469	$2,602,233	$2,562,425	$2,599,179

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-Controlling Interests, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007(1)	2008(1)	2009
	(In thousands, except per share amounts)

Net operating revenues	$1,991,666	$2,153,362	$2,239,871

Costs and expenses:
Cost of services	1,660,049	1,791,841	1,819,771
General and administrative	42,863	45,523	72,409
Bad debt expense	37,572	47,804	40,872
Depreciation and amortization	57,297	71,786	70,981

Total costs and expenses	1,797,781	1,956,954	2,004,033

Income from operations	193,885	196,408	235,838
Other income and expense:
Gain on early retirement of debt	—	912	13,575
Other expense	(167)	—	(632)
Interest income	2,103	471	92
Interest expense	(140,155)	(145,894)	(132,469)

Income from operations before income taxes	55,666	51,897	116,404
Income tax expense	18,699	26,063	37,516

Net income	36,967	25,834	78,888
Less: Net income attributable to non-controlling interests	1,537	3,393	3,606

Net income attributable to Select Medical Holdings Corporation	35,430	22,441	75,282
Less: Preferred dividends	23,807	24,972	19,537

Net income (loss) available to common stockholders and participating securities	$11,623	$(2,531)	$55,745

Income (loss) per common share(2):
Basic	$0.17	$(0.04)	$0.61
Diluted	$0.17	$(0.04)	$0.61

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-Controlling Interests, for additional information.

(2)	Adjusted for the clarification by the Financial Accounting Standards Board that stated share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. See Note 14 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2007(1)	2008(1)	2009
	(In thousands)

Net operating revenues	$1,991,666	$2,153,362	$2,239,871

Costs and expenses:
Cost of services	1,660,049	1,791,841	1,819,771
General and administrative	42,863	45,523	72,409
Bad debt expense	37,572	47,804	40,872
Depreciation and amortization	57,297	71,786	70,981

Total costs and expenses	1,797,781	1,956,954	2,004,033

Income from operations	193,885	196,408	235,838
Other income and expense:
Gain on early retirement of debt	—	912	12,446
Other income (expense)	(4,494)	(2,802)	3,204
Interest income	2,103	471	92
Interest expense	(105,497)	(110,889)	(99,543)

Income from operations before income taxes	85,997	84,100	152,037
Income tax expense	29,315	37,334	49,987

Net income	56,682	46,766	102,050
Less: Net income attributable to non-controlling interests	1,537	3,393	3,606

Net income attributable to Select Medical Corporation	$55,145	$43,373	$98,444

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-Controlling Interests, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND INCOME (LOSS)

			Select Medical Holdings Corporation Stockholders
							Accumulated
			Common	Common	Capital in		Other
		Comprehensive	Stock	Stock	Excess	Retained	Comprehensive	Non-controlling
	Total	Income	Issued	Par Value	of Par	Earnings	Income (Loss)	Interests(1)
	(In thousands)

Balance at December 31, 2006(1)	$(166,573)		61,471	$61	$(295,112)	$121,024	$4,888	$2,566
Net income	36,967	$36,967				35,430		1,537
Unrealized loss on interest rate swap, net of tax	(10,451)	(10,451)					(10,451)

Total comprehensive income	26,516	$26,516

Cumulative impact of change in accounting for uncertainties in income taxes (Note 11)	(1,931)					(1,931)
Issuance and vesting of restricted stock	3,923		60		3,923
Exercise of stock options	66		20		66
Repurchase of common shares	(3)		(1)		(3)
Stock option expense	23				23
Sale of subsidiary shares to non-controlling interest	3,271							3,271
Distributions to non-controlling interests	(1,698)							(1,698)
Other	85							85
Accretion of dividends on preferred stock	(23,807)					(23,807)

Balance at December 31, 2007(1)	(160,128)		61,550	61	(291,103)	130,716	(5,563)	5,761
Net income	25,834	$25,834				22,441		3,393
Unrealized loss on interest rate swap, net of tax	(7,649)	(7,649)					(7,649)

Total comprehensive income	18,185	$18,185

Vesting of restricted stock	2,037				2,037
Exercise of stock options	90		25	—	90
Repurchase of common shares	(318)		(109)	—	(318)
Stock option expense	56				56
Sale of subsidiary shares to non-controlling interest	1,378							1,378
Purchase of subsidiary shares from non-controlling interests	(789)							(789)
Distributions to non-controlling interests	(1,957)							(1,957)
Other	17							17
Accretion of dividends on preferred stock	(24,972)					(24,972)

Balance at December 31, 2008(1)	(166,401)		61,466	61	(289,238)	128,185	(13,212)	7,803
Net income	78,888	$78,888				75,282		3,606
Unrealized gain on interest rate swap, net of tax	4,298	4,298					4,298

Total comprehensive income	83,186	$83,186

Issuance of common stock in connection with initial public offering, net of issuance costs	312,531		33,603	34	312,497
Conversion of preferred stock	535,407		64,277	65	535,341
Deemed dividend on conversion of preferred stock	—				14,836	(14,836)
Issuance and vesting of restricted stock	4,905		614	—	4,905
Exercise of stock options	146		37	—	146
Stock option expense	241				241
Repurchase of common shares	(81)		(16)	—	(80)
Non-cash equity contribution from non-controlling interests	21,940							21,940
Distributions to non-controlling interests	(2,766)							(2,766)
Other	(16)							(16)
Accretion of dividends on preferred stock	(19,537)					(19,537)

Balance at December 31, 2009	$769,555		159,981	$160	$578,648	$169,094	$(8,914)	$30,567

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-Controlling Interests, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND INCOME (LOSS)

			Select Medical Corporation Stockholders
							Accumulated
			Common	Common	Capital in		Other
		Comprehensive	Stock	Stock Par	Excess	Retained	Comprehensive	Non-controlling
	Total	Income	Issued	Value	of Par	Earnings	Income (Loss)	Interests(1)
	(In thousands)

Balance at December 31, 2006(1)	$616,568		—	$—	$464,283	$146,774	$2,945	$2,566
Net income	56,682	$56,682				55,145		1,537
Unrealized loss on interest rate swap, net of tax	(7,888)	(7,888)					(7,888)

Total comprehensive income	48,794	$48,794

Cumulative impact of change in accounting for uncertainties in income taxes (Note 11)	(1,931)					(1,931)
Federal tax benefit of losses contributed by Holdings	10,616				10,616
Additional investment by Holdings	266				266
Dividends declared to Holdings	(17,000)					(17,000)
Dividends paid to Holdings	(32,785)					(32,785)
Contribution related to restricted stock awards and stock option issuances by Holdings	3,746				3,746
Sale of subsidiary shares to non-controlling interest	3,271							3,271
Distributions to non-controlling interests	(1,698)							(1,698)
Other	85							85

Balance at December 31, 2007(1)	629,932		—	—	478,911	150,203	(4,943)	5,761
Net income	46,766	$46,766				43,373		3,393
Unrealized loss on interest rate swap, net of tax	(6,493)	(6,493)					(6,493)

Total comprehensive income	40,273	$40,273

Additional investment by Holdings	90				90
Net change in dividends payable to Holdings	500					500
Dividends declared and paid to Holdings	(33,419)					(33,419)
Contribution related to restricted stock awards and stock option issuances by Holdings	2,093				2,093
Sale of subsidiary shares to non-controlling interest	1,378							1,378
Purchase of subsidiary shares from non-controlling interests	(789)							(789)
Distributions to non-controlling interests	(1,957)							(1,957)
Other	17							17

Balance at December 31, 2008(1)	638,118		—	—	481,094	160,657	(11,436)	7,803
Net income	102,050	$102,050				98,444		3,606
Unrealized gain on interest rate swap, net of tax	2,522	2,522					2,522

Total comprehensive income	104,572	$104,572

Federal tax benefit of losses contributed by Holdings	23,747				23,747
Additional investment by Holdings	312,677				312,677
Net change in dividends payable to Holdings	3,600					3,600
Dividends declared and paid to Holdings	(39,387)					(39,387)
Contribution related to restricted stock awards and stock option issuances by Holdings	5,146				5,146
Sale of subsidiary shares to non-controlling interest	—
Equity contribution from non-controlling interests	21,940							21,940
Distributions to non-controlling interests	(2,766)							(2,766)
Other	(16)							(16)

Balance at December 31, 2009	$1,067,631		—	$—	$822,664	$223,314	$(8,914)	$30,567

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-Controlling Interests, for additional information

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007(1)	2008(1)	2009
	(In thousands)

Operating activities
Net income	$36,967	$25,834	$78,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,297	71,786	70,981
Provision for bad debts	37,572	47,804	40,872
Gain on early retirement of debt	—	(912)	(13,575)
Loss (gain) from disposal of assets	2,424	546	(122)
Non-cash loss from interest rate swaps	—	—	632
Non-cash stock compensation expense	3,746	2,093	5,147
Amortization of debt discount	1,325	1,492	1,681
Deferred income taxes	2,460	21,756	27,103
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(75,540)	(88,545)	(35,455)
Other current assets	1,406	8,230	(1,117)
Other assets	6,251	16,913	6,114
Accounts payable	(112)	(1,351)	963
Due to third-party payors	2,186	(9,363)	(3,804)
Accrued expenses	10,031	11,155	(12,669)

Net cash provided by operating activities	86,013	107,438	165,639

Investing activities
Purchases of property and equipment	(166,074)	(56,504)	(57,877)
Proceeds from sale of business units	9,605	2,666	—
Proceeds from sale of property	6,438	743	1,341
Insurance proceeds	—	281	—
Changes in restricted cash	4,335	—	—
Acquisition of businesses, net of cash acquired	(236,980)	(7,624)	(21,381)

Net cash used in investing activities	(382,676)	(60,438)	(77,917)

Financing activities
Proceeds from initial public offering, net of fees	—	—	315,866
Payment of initial public offering costs	—	(1,326)	(1,737)
Borrowings on revolving credit facility	449,000	407,000	193,000
Payments on revolving credit facility	(329,000)	(377,000)	(343,000)
Credit facility term loan borrowing	100,000	—	—
Payment on credit facility term loan	(6,550)	(6,800)	(173,433)
Repurchase of 7 5/8% senior subordinated notes	—	(1,040)	(30,114)
Repurchase of senior floating rate notes	—	—	(6,468)
Borrowings of other debt	—	—	7,189
Principal payments on seller and other debt	(1,323)	(5,630)	(7,275)
Repurchase of common and preferred stock	(14)	(612)	(80)
Proceeds from issuance of restricted stock	200	—	—
Proceeds from issuance of common stock	66	90	146
Proceeds from (repayment of) bank overdrafts	8,911	6	(21,130)
Equity contribution and loans from non-controlling interests	—	—	1,500
Distributions to non-controlling interests	(1,698)	(1,957)	(2,766)

Net cash provided by (used in) financing activities	219,592	12,731	(68,302)

Net increase (decrease) in cash and cash equivalents	(77,071)	59,731	19,420
Cash and cash equivalents at beginning of period	81,600	4,529	64,260

Cash and cash equivalents at end of period	$4,529	$64,260	$83,680

Supplemental Cash Flow Information
Cash paid for interest	$134,527	$135,838	$126,695
Cash paid for taxes	$9,009	$5,313	$18,084

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-Controlling Interests, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007(1)	2008(1)	2009
	(In thousands)

Operating activities
Net income	$56,682	$46,766	$102,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,297	71,786	70,981
Provision for bad debts	37,572	47,804	40,872
Gain on early retirement of debt	—	(912)	(12,446)
Loss (gain) from disposal of assets	2,424	546	(122)
Non-cash loss (gain) from interest rate swaps	4,327	2,802	(3,204)
Non-cash stock compensation expense	3,746	2,093	5,147
Deferred income taxes	2,460	33,027	27,103
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(75,540)	(88,545)	(35,455)
Other current assets	1,406	8,230	(1,117)
Other assets	5,640	16,355	5,567
Accounts payable	(112)	(1,351)	963
Due to third-party payors	2,186	(9,363)	(3,804)
Accrued expenses	20,698	11,007	1,943

Net cash provided by operating activities	118,786	140,245	198,478

Investing activities
Purchases of property and equipment	(166,074)	(56,504)	(57,877)
Proceeds from sale of business units	9,605	2,666	—
Proceeds from sale of property	6,438	743	1,341
Insurance proceeds	—	281	—
Changes in restricted cash	4,335	—	—
Acquisition of businesses, net of cash acquired	(236,980)	(7,624)	(21,381)

Net cash used in investing activities	(382,676)	(60,438)	(77,917)

Financing activities
Equity investment by Holdings	266	90	316,012
Payment of initial public offering costs	—	(1,326)	(1,737)
Borrowings on revolving credit facility	449,000	407,000	193,000
Payments on revolving credit facility	(329,000)	(377,000)	(343,000)
Credit facility term loan borrowing	100,000	—	—
Payment on credit facility term loan	(6,550)	(6,800)	(173,433)
Repurchase of 7 5/8% senior subordinated notes	—	(1,040)	(30,114)
Borrowings of other debt	—	—	7,189
Principal payments on seller and other debt	(1,323)	(5,630)	(7,275)
Dividends paid to Holdings	(32,787)	(33,419)	(39,387)
Proceeds from (repayment of) bank overdrafts	8,911	6	(21,130)
Equity contribution and loans from non-controlling interests	—	—	1,500
Distributions to non-controlling interests	(1,698)	(1,957)	(2,766)

Net cash provided by (used in) financing activities	186,819	(20,076)	(101,141)

Net increase (decrease) in cash and cash equivalents	(77,071)	59,731	19,420
Cash and cash equivalents at beginning of period	81,600	4,529	64,260

Cash and cash equivalents at end of period	$4,529	$64,260	$83,680

Supplemental Cash Flow Information
Cash paid for interest	$101,766	$102,957	$93,876
Cash paid for taxes	$9,009	$5,313	$18,084

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-Controlling Interests, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1.	Organization and Significant Accounting Policies

Business Description

Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 for the purpose of effecting a leveraged buyout of Select, which was a publicly traded entity. Holdings was originally owned by an investor group that includes Welsh, Carson, Anderson, & Stowe, IX, LP (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”) and members of the Company’s senior management. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the “Merger”). On September 30, 2009 Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Refer to Note 8, Stockholders’ Equity — Initial Public Offering, for additional information. Generally accepted accounting principles (“GAAP”) require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

The Company provides long term acute care hospital services and inpatient acute rehabilitative hospital care through its specialty hospital segment and provides physical, occupational and speech rehabilitation services through its outpatient rehabilitation segment. The Company’s specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to the Company’s long term acute care hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. The Company’s outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company’s outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 87, 93 and 95 specialty hospitals at December 31, 2007, 2008 and 2009, respectively. At December 31, 2007, 2008 and 2009, the Company operated 999, 956 and 961 outpatient clinics, respectively. At December 31, 2007, 2008 and 2009, the Company had operations in the District of Columbia and 42 states.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, limited liability companies and limited partnerships the Company and its subsidiaries control through ownership of general and limited partnership or membership interests. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at estimated net realizable amounts from services rendered from federal, state, managed care health plans, commercial insurance companies, workers’ compensation and patients. Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of the Company’s net accounts receivable balance and accounted for approximately 0.3% and 0.5% of the net accounts receivable balance before doubtful accounts at December 31, 2008 and December 31, 2009, respectively. The Company’s general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company’s hospitals or in the case of the Company’s outpatient rehabilitation clinics, the Company verifies insurance coverage prior to their first therapy visit. The Company’s estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally the Company has reserved as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company’s collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company’s governmental receivables.

The Company has historically collected substantially all of its third-party insured receivables (net of contractual allowances) which include receivables from governmental agencies. The Company reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts.

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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Leasehold improvements	5 years
Furniture and equipment	3 – 20 years
Buildings	40 years

The Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable. Gains or losses related to the retirement or disposal of property and equipment are reported as a component of income from operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash balances and trade receivables. The Company invests its excess cash with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only significant concentration of credit risk.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Income Taxes

Deferred tax assets and liabilities are required to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are also required to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As part of the process of preparing its consolidated financial statements, the Company estimates income taxes based on its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The Company also recognizes as deferred tax assets the future tax benefits from net operating loss carry forwards. The Company evaluates the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits.

Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated.

Intangible Assets

Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. The Company uses a discounted cash flow approach to determine the fair value of its reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, internal development of specialty hospitals and rehabilitation clinics, future EBITDA margin estimates, future selling, general and administrative expense rates and the weighted average cost of capital for the Company’s industry. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements.

Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. Intangible assets other than goodwill primarily consist of the values assigned to trademarks, non-compete agreements, certificates of need, accreditations and contract therapy relationships. Management believes that the estimated useful lives established are reasonable based on the economic factors applicable to each of the intangible assets.

The approximate useful life of each class of intangible assets is as follows:

Trademarks	Indefinite
Certificates of need	Indefinite
Accreditations	Indefinite
Non-compete agreements	6-7 years
Contract therapy relationships	5 years

The Company reviews the realizability of intangible assets whenever events or circumstances occur which indicate recorded costs may not be recoverable.

If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Due to Third-Party Payors

Due to third-party payors represents the difference between amounts received under interim payment plans from third-party payors, principally Medicare and Medicaid, for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.

Insurance Risk Programs

Under a number of the Company’s insurance programs, which include the Company’s employee health insurance program, workers’ compensation, professional liability insurance programs and certain components under its property and casualty insurance program, the Company is liable for a portion of its losses. In these situations the Company accrues for its losses under an occurrence-based principle whereby the Company estimates the losses that may be incurred in a respective accounting period and accrues that estimated liability. Where the Company has substantial exposure, actuarial methods are utilized in estimating the losses. In cases where the Company has minimal exposure, losses are estimated by analyzing historical trends. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. Provisions for losses for professional liability risks retained by the Company have been discounted at 4% for all periods. At December 31, 2008 and 2009, respectively, the Company had recorded a liability of $62.9 million and $60.8 million related to these programs. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $66.4 million and $63.7 million at December 31, 2009 and 2008, respectively.

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

Non-Controlling Interests

On January 1, 2009, the Company adopted an amendment issued by the FASB in December 2007 to ASC topic 810, “Consolidation.” Upon adoption of this amendment, minority interest is now referred to as non-controlling interest and has been reclassified from the mezzanine section of the balance sheet to the equity section. The balance sheet as of December 31, 2008 has been revised to show this change in presentation. In addition, non-controlling interest is now deducted from net income to obtain net income attributable to each of Holdings and Select. The Company’s Statements of operations and statements of cash flows for the years ended December 31, 2007 and 2008 have been revised to show this change in presentation.

The interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by the Company are reported in the equity section of the consolidated balance sheets as non-controlling interests. Non-controlling interests reported in the consolidated statements of operations reflect the respective interests in the income or loss of the subsidiaries, limited liability companies and limited partnerships attributable to the other parties, the effect of which is removed from the Company’s consolidated results of operations.

Revenue Recognition

Net operating revenues consists primarily of patient and contract therapy revenues and are recognized as services are rendered.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

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

A significant portion of the Company’s net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 48%, 46% and 47% of the Company’s net operating revenues for the years ended December 31, 2007, 2008 and 2009, respectively. Approximately 26% and 31% of the Company’s accounts receivable (after allowances for contractual adjustments but before doubtful accounts) at December 31, 2008 and 2009, respectively, are from this payor source. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s specialty hospitals or clinics to comply with regulations can result in changes in that specialty hospital’s or clinic’s net operating revenues generated from the Medicare program.

Contract therapy revenues are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties under the terms of contractual arrangements with these entities.

Other Comprehensive Income

Holdings

Included in accumulated other comprehensive loss at December 31, 2007, 2008 and 2009 was cumulative losses of $5.6 million (net of tax), $13.2 million (net of tax) and $8.9 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.

Select

Included in accumulated other comprehensive loss at December 31, 2007, 2008 and 2009 was cumulative losses of $4.9 million (net of tax), $11.4 million (net of tax) and $8.9 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.

Financial Instruments and Hedging

The Company has in the past entered into derivatives to manage interest rate risk. Derivatives are limited in use and not entered into for speculative purposes. The Company has entered into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings. All derivatives are recognized at fair value on the balance sheet. The effective portion of gains or losses on interest rate swaps designated as hedges are reported in stockholders’ equity as a component of other comprehensive income. The ineffective portion of changes in fair value of the interest rate swaps are immediately recognized in the other income and expense section of the consolidated statement of operations.

Refer to Note 15 for information regarding interest rate swaps the Company entered into during 2005 and 2007.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“Update 2010-06”), which amends the guidance on fair value to add new requirements for

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. Updated 2010-06 is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-06 is not anticipated to have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” (“Update 2009-05”). Update 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. Update 2009-05 is effective for the first annual or interim period beginning after the issuance of this update. The adoption of Update 2009-05 did not have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to Accounting Standards Codification (“ASC”) topic 105, “Generally Accepted Accounting Principles.” The amendment stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The amendment was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this amendment required the Company to update any references made to the former accounting literature to references in the ASC.

In June 2009, FASB issued an amendment to ASC topic 810, “Consolidation.” The amendment changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting or similar rights should be consolidated. The amendment will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure related to that involvement. The amendment is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of the amendment is not expected to have an impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC topic 860, “Transfers and Servicing.” The amendment will require additional disclosure about the transfers of financial assets, including securitization transactions, and additional disclosure in cases where entities have continuing exposure to the risks related to transferred financial assets. The amendment eliminates the concept of “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The amendment is effective for annual and interim reporting periods beginning after November 15, 2009. The adoption of this amendment is not expected to have an impact on the Company’s consolidated financial statements.

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

In April 2009, FASB issued an amendment to ASC topic 805, “Business Combinations.” This amendment changes the provisions for the initial recognition and measurement, subsequent measurement and accounting and disclosures for assets and liabilities arising from contingencies in business combinations. The amendment eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria. The amendment is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

beginning on or after December 15, 2008. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an amendment to ASC topic 820, “Fair Value Measurements and Disclosures.” This amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. The amendment also provides guidance on identifying circumstances that indicate a transaction is not orderly. The amendment was effective for the Company’s interim period ending on June 30, 2009. The adoption of this amendment did not have an impact on the Company’s consolidated financial statements.

2.	Acquisitions

For the Year Ended December 31, 2007

On May 1, 2007, Select completed the acquisition of substantially all of the outpatient rehabilitation division (the “Division”) of HealthSouth Corporation. At the closing, Select acquired 539 outpatient rehabilitation clinics. On June 30, 2007, one additional facility located in Washington, D.C. was acquired upon the receipt of regulatory approval. The closing of the purchase of 29 additional outpatient rehabilitation clinics that was deferred pending certain state regulatory approvals was completed as of October 31, 2007 and resulted in the release of an additional $23.4 million of the purchase price. The aggregate purchase price of $245.0 million was reduced by approximately $7.0 million at closing for assumed indebtedness and other matters. The amount of the consideration was derived through arm’s length negotiations. Select funded the acquisition through borrowings under its senior secured credit facility and cash on hand. The factors that were considered when deciding to acquire the Division and determining the purchase price that resulted in goodwill included the historical earnings of the acquired outpatient rehabilitation clinics, general and administrative cost saving opportunities that could be achieved by utilizing the Company’s infrastructure and the benefits that could be achieved with patients and commercial payors by having a larger network of outpatient rehabilitation clinics.

The results of operations of the Division have been included in the Company’s consolidated financial statements since May 1, 2007. The Company has included the operations of the Division in its outpatient rehabilitation segment.

The purchase price was allocated to tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. No amortization of goodwill has been recorded.

The purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired	$236,899

Fair value of net tangible assets acquired:
Accounts receivable	35,743
Other current assets	12,596
Property and equipment	39,347
Other assets	808
Current liabilities	(14,104)
Long-term debt	(2,381)

Net tangible assets acquired	72,009
Non-compete, 5-year	5,100
Restructuring reserve	(18,700)
Goodwill	178,490

$236,899

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The Company also acquired an interest in a rehabilitation hospital and purchased the assets of two outpatient rehabilitation clinics. Consideration for these transactions totaled approximately $0.1 million in cash.

For the Year Ended December 31, 2008

The Company repurchased a non-controlling interest in one of its outpatient clinics and acquired the assets of three outpatient rehabilitation businesses. The aggregate consideration for these transactions totaled $5.7 million in cash and a $1.0 million note payable. The Company also acquired two specialty hospitals for $0.3 million in cash and paid a $1.6 million working capital adjustment related to the acquisition of the Division.

For the Year Ended December 31, 2009

The Company purchased a controlling interest of 51% in an entity that operates inpatient rehabilitation hospitals and outpatient rehabilitation clinics for $21.0 million in cash. Also, during the year ended December 31, 2009, the Company purchased an outpatient rehabilitation business for approximately $0.4 million in cash and a $0.3 million note.

Information with respect to all businesses acquired in purchase transactions is as follows:

	For the Year Ended December 31,
	2007	2008	2009
	(In thousands)

Cash paid (net of cash acquired)	$236,980	$7,624	$21,381
Notes issued	—	1,001	284

	236,980	8,625	21,665
Liabilities assumed	36,458	253	137

	273,438	8,878	21,802
Fair value of assets acquired, principally accounts receivable and property and equipment	88,625	1,120	2,034
Non-compete agreement	5,100	—	—
Trademark	800	—	—
Non-controlling interest relieved	—	461	—
Non-controlling interest	—	—	(21,840)

Cost in excess of fair value of net assets acquired (goodwill)	$178,913	$7,297	$41,608

The following pro forma unaudited results of operations have been prepared assuming the acquisition of the Division occurred on January 1, 2007. The acquisitions of the other businesses acquired are not reflected in this pro forma information as their impact is not material. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the periods presented.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Unaudited pro forma net revenue, net income and earnings per share for the year ended December 31, 2007 as if the acquisition occurred as of January 1, 2007 are as follows:

For the Year Ended December 31,
2007
(Unaudited)
(In thousands, except per share data)

Net revenue	$2,092,114
Net income attributable to Select Medical Holdings Corporation	36,046
Net income attributable to Select Medical Corporation	55,757
Earnings per share
Basic income per common share	$0.18
Diluted income per common share	$0.18

3.	Assets Held For Sale and Sale of Business Units

Assets held for Sale

A building that the Company acquired in connection with its acquisition of Kessler Rehabilitation Corporation in 2003 was sold in June 2007 for approximately $4.5 million and a loss on the sale of $0.5 million was recognized. Previously this building was classified as an asset held for sale. Also during the year ended December 31, 2007, the Company sold land for approximately $1.9 million. No gain or loss was recognized on this sale.

At December 31, 2007, the assets held for sale totaling $14.6 million related to three properties the Company expected to sell within the next year. The Company adjusted the carrying values of these properties to fair market value by recording an impairment loss of $2.7 million during the year ended December 31, 2007. During the year ended December 31, 2008 the Company sold two of these properties for approximately $3.8 million and recognized an additional loss on these sales of $0.4 million.

At December 31, 2008, the Company had $12.5 million in assets held for sale. These assets consisted of three properties that the Company intended to sell within the year. During the year ended December 31, 2009, the Company sold one of these properties for approximately $1.2 million and recognized a gain on the sale of $0.1 million. At December 31, 2009, the Company had $11.3 million recorded as assets held for sale, which consists of two properties the Company intends to sell within the next year.

Sale of Business Units

During the year ended December 31, 2007, the Company sold its interest in four business units for aggregate consideration of $12.2 million. The Company received cash of $9.6 million and recorded notes receivable of $2.6 million related to these transactions. During the year ended December 31, 2008, the Company sold interests in two of its hospitals for $2.7 million. The Company recognized a gain on these transactions of $1.1 million.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2008	2009
	(In thousands)

Land	$48,606	$49,340
Leasehold improvements	82,228	85,541
Buildings	252,475	257,480
Furniture and equipment	206,316	208,216
Construction-in-progress	6,710	38,801

	596,335	639,378
Less: accumulated depreciation and amortization	125,270	173,247

Total property and equipment	$471,065	$466,131

Depreciation expense was $48.6 million, $62.6 million and $61.8 million for the years ended December 31, 2007, 2008 and 2009, respectively.

5.	Intangible Assets

Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations. The Company’s most recent impairment assessment was completed during the fourth quarter of 2009 utilizing financial information as of October 1, 2009, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. The majority of the Company’s goodwill resides in its specialty hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an additional fair value review of all assets in the reporting unit. To the extent that the recomputed value of the goodwill is less than the carrying value, an impairment loss would result. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

To determine the fair value of its reporting units, the Company used a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, internal development of specialty hospitals and outpatient rehabilitation clinics, future EBITDA margin estimates, future selling, general and administrative expense rates and the industry’s weighted average cost of capital and market multiples. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires the Company to use its knowledge of (1) its industry, (2) its recent transactions, and (3) reasonable performance expectations for its operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in the Company’s estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Intangible assets consist of the following:

	As of December 31, 2008
	Gross Carrying	Accumulated
	Amount	Amortization
	(In thousands)

Amortized intangible assets
Contract therapy relationships	$20,456	$(15,683)
Non-compete agreements	25,909	(15,958)

Total	$46,365	$(31,641)

Indefinite-lived intangible assets
Goodwill	$1,506,661
Trademarks	47,858
Certificates of need	10,157
Accreditations	1,339

Total	$1,566,015

	As of December 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
	(In thousands)

Amortized intangible assets
Contract therapy relationships	$20,456	$(19,774)
Non-compete agreements	25,909	(20,698)

Total	$46,365	$(40,472)

Indefinite-lived intangible assets
Goodwill	$1,548,269
Trademarks	47,858
Certificates of need	10,207
Accreditations	1,339

Total	$1,607,673

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2009, the accreditations and trademarks have a weighted average time until next renewal of 1.3 years and 4.5 years, respectively.

Amortization expense for intangible assets with finite lives follows:

	For the Year Ended December 31,
	2007	2008	2009
	(In thousands)

Amortization expense	$8,491	$8,830	$8,831

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the Division, Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the Division’s non-compete, the Kessler non-compete, the SemperCare non-compete and the Company’s contract therapy relationships are approximately five, six, seven and five years, respectively. Amortization expense related to these intangible assets for each of the next five years commencing January 1, 2010 is approximately as follows (in thousands):

Year	Amount

2010	$4,247
2011	1,306
2012	340
2013	0
2014	0

The changes in the carrying amount of goodwill for the Company’s reportable segments for the years ended December 31, 2008 and 2009 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
		(In thousands)

Balance as of January 1, 2008	$1,227,956	$271,529	$1,499,485
Goodwill acquired during year	—	7,297	7,297
Other	(108)	(13)	(121)

Balance as of December 31, 2008	1,227,848	278,813	1,506,661
Goodwill acquired during year	19,865	21,743	41,608

Balance as of December 31, 2009	$1,247,713	$300,556	$1,548,269

6.	Restructuring Reserves

In connection with the acquisition of the Division (Note 2), the Company recorded an estimated liability of $18.7 million in 2007 for business restructuring which was accounted for as additional purchase price. This reserve primarily included costs associated with workforce reductions and lease termination costs in accordance with the Company’s restructuring plan.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Other	Total
	(In thousands)

January 1, 2007	$225	$—	$—	$225
2007 acquisition restructuring reserve	12,063	5,775	862	18,700
Amounts paid in 2007	(1,611)	(1,830)	—	(3,441)

December 31, 2007	10,677	3,945	862	15,484
Amounts paid in 2008	(3,630)	(2,953)	(793)	(7,376)

December 31, 2008	7,047	992	69	8,108
Amounts paid in 2009	(3,369)	(483)	—	(3,852)
Revision of estimate	578	(509)	(69)	—

December 31, 2009	$4,256	$—	$—	$4,256

The Company expects to pay out the remaining lease termination costs through 2014.

7.	Long-Term Debt and Notes Payable

The components of long-term debt and notes payable are shown in the following tables:

	Holdings
	December 31,
	2008	2009
	(In thousands)

7 5/8% senior subordinated notes	$658,000	$611,500
Senior secured credit facility:
Revolving loan	150,000	—
Tranche B Term loan	656,500	191,753
Tranche B-1 Term loan	—	291,314
10% senior subordinated notes	135,603	137,284
Senior floating rate notes	175,000	167,300
Seller notes	1,282	971
Other	3,540	5,449

Total debt	1,779,925	1,405,571
Less: current maturities	9,046	4,145

Total long-term debt	$1,770,879	$1,401,426

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

	Select
	December 31,
	2008	2009
	(In thousands)

7 5/8% senior subordinated notes	$658,000	$611,500
Senior secured credit facility:
Revolving loan	150,000	—
Tranche B Term loan	656,500	191,753
Tranche B-1 Term loan	—	291,314
Seller notes	1,282	971
Other	3,540	5,449

Total debt	1,469,322	1,100,987
Less: current maturities	9,046	4,145

Total long-term debt	$1,460,276	$1,096,842

Senior Secured Credit Facility

On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility (“Amendment No. 2”), and on March 28, 2007, Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increased the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxed certain financial covenants starting March 31, 2007 and waived Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provided to Select an incremental term loan of $100.0 million, the proceeds of which was used to pay a portion of the purchase price for substantially all of the outpatient rehabilitation division of HealthSouth Corporation.

On August 5, 2009, Select entered into Amendment No. 3 to its senior secured credit facility with a group of holders of Tranche B term loans and JPMorgan Chase Bank, N.A., as administrative agent. Amendment No. 3 extended the maturity of $384.5 million principal amount of Tranche B term loans from February 24, 2012 to August 22, 2014. Holders of Tranche B term loans that extended the maturity of their Tranche B term loans now hold Tranche B-1 term loans that mature on August 22, 2014, and holders of Tranche B term loans that did not extend the maturity of their Tranche B term loans continue to hold Tranche B term loans that mature on February 24, 2012. The applicable rate for the Tranche B-1 term loans under Select’s senior secured credit facility was set at 3.75% for adjusted LIBOR loans and 2.75% for alternate base rate loans. Select may apply future voluntary prepayments entirely to Tranche B term loans or pro rata between Tranche B term loans and Tranche B-1 term loans. Under the terms of Amendment No. 3, if, prior to August 5, 2011, Select’s senior secured credit facility is amended to reduce the applicable rate for Tranche B-1 term loans, then Select will be required to pay a fee in an amount equal to 1% of the outstanding Tranche B-1 term loans held by those holders of Tranche B-1 term loans that agree to amend the senior secured credit facility to reduce the applicable rate. In addition, if, prior to August 5, 2011, Select makes any prepayment of Tranche B-1 term loans with proceeds of any term loan indebtedness, Select will be required to pay a fee to holders of Tranche B-1 term loans in an amount equal to 1% of the outstanding Tranche B-1 term loans that are being prepaid.

After giving effect to the Incremental Facility Amendment on March 28, 2007 and Amendment No. 3 on August 5, 2009, Select’s senior secured credit facility provided for senior secured financing consisting of:

•	a $300.0 million revolving loan facility that will terminate on February 24, 2011, including both a letter of credit sub-facility and a swingline loan sub-facility,

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

•	$268.6 million in Tranche B term loans that mature on February 24, 2012, and

•	$384.5 million in Tranche B-1 term loans that mature on August 22, 2014.

The interest rates per annum applicable to loans, other than swingline loans and Tranche B-1 term loans, under Select’s senior secured credit facility are, at Select’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The interest rates per annum applicable to Tranche B-1 term loans under Select’s senior credit facility are, at Select’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which Select’s lenders are subject. The applicable margin percentage for borrowings under Select’s revolving loans is subject to change based upon the ratio of Select’s total indebtedness to consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage for revolving loans will decrease from (1) 1.00% to 0.75% for alternate base rate loans and (2) 2.00% to 1.75% for adjusted LIBOR loans upon the delivery of Select’s Annual Report on Form 10-K to JPMorgan Chase Bank, N.A., as administrative agent to Select’s senior secured credit facility. The applicable margin percentages for Tranche B term loans are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. The applicable margin percentages for Tranche B-1 term loans are (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans. The weighted average interest rate for the years ended December 31, 2008 and 2009 was 6.1% and 5.9%, respectively.

On the last business day of each calendar quarter Select is required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The annual commitment fee is currently 0.375% and is subject to adjustment based upon the ratio of Select’s total indebtedness to its consolidated EBITDA (as defined in the credit agreement). Availability under the revolving credit facility at December 31, 2009 was approximately $269.3 million. Select is authorized to issue up to $50.0 million in letters of credit. Letters of credit reduce the capacity under the revolving credit facility and bear interest at applicable margins based on financial ratio tests. Approximately $30.7 million in letters of credit were outstanding at December 31, 2009.

The senior secured credit facility requires Select to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test, which financial covenants will become more restrictive over time. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of December 31, 2009, Select was in compliance with all debt covenants related to the senior secured credit facility.

Select’s senior secured credit facility is guaranteed by Holdings and substantially all of Select’s current subsidiaries and will be guaranteed by substantially all of Select’s future subsidiaries and secured by substantially all of its existing and future property and assets and by a pledge of its capital stock and the capital stock of its subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

During the year ended December 31, 2009, the Company made $168.4 million in prepayments on the term loan portion of the credit facility from the proceeds from the Company’s initial public offering of common stock (Note 8). Of these payments $156.3 million were mandatory repayments representing 50% of the net proceeds from the Company’s initial public offering and $12.1 million were voluntary repayments. In connection with these prepayments, the Company wrote-off $2.9 million of unamortized deferred financing costs related to the term loan portion of its credit facility that is reported in the gain on early retirement of debt on the consolidated statement of operations.

Senior Subordinated Notes

On February 24, 2005, EGL Acquisition Corp. sold $660.0 million of 7 5/8%  Senior Subordinated Notes (the “Notes”) due 2015 which Select assumed in the Merger. The net proceeds of the offering were used to finance a portion of the Merger consideration, refinance certain of Select’s existing indebtedness, and pay related fees and expenses. The Notes are unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries that were not wholly-owned by Select did not guarantee the Notes (the “Non-Guarantor Subsidiaries”). The guarantees of the Notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior secured credit facility. The Notes rank equally in right of payment with all of Select’s existing and future senior subordinated indebtedness and senior to all of Select’s existing and future subordinated indebtedness. The Notes were not guaranteed by Holdings.

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

Select is not required to make any mandatory redemption or sinking fund payments with respect to the Notes. However, upon the occurrence of any change of control of Select, each holder of the Notes shall have the right to require Select to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the Notes contains customary events of default and affirmative and negative covenants that, among other things, limit Select’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger. As of December 31, 2009, Select was in compliance with all debt covenants related to the senior subordinated notes.

During the year ended December 31, 2008, Select repurchased a portion of the Notes outstanding for approximately $1.0 million. These notes had a carrying value of $2.0 million. A gain on early retirement of debt in the amount of $0.9 million was recognized on the transaction which included the write-off of the unamortized deferred financing costs related to the debt.

During the year ended December 31, 2009, the Company paid approximately $30.1 million to repurchase and retire a portion of its 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized, which was net of the write-off of $1.0 million in unamortized deferred financing costs related to the debt.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Senior Floating Rate Notes

On September 29, 2005, Holdings, whose primary asset is its investment in Select, issued $175.0 million of Senior Floating Rate Notes, due 2015 (the “Holdings Notes”). The Holdings Notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.75%. Simultaneously with the financing, Select entered into two interest rate swap agreements, effectively fixing the interest rate of the notes for four years. The Holdings Notes are not guaranteed by Select or any of its subsidiaries.

Payment of interest expense on the Holdings Notes is expected to be funded through periodic dividends from Select. The terms of Select’s senior secured credit facility, as well as the indenture governing Select’s 7 5/8% Senior Subordinated Notes, and certain other agreements, restrict Select and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit such subsidiaries to provide Holdings with sufficient distributions to fund interest and principal payments on the Holdings Notes when due, Holdings may default on its notes unless other sources of funding are available.

Holdings will be entitled at its option to redeem all or a portion of the Holdings Notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the twelve month period commencing on September 15th of the years set forth below:

Year	Redemption Price

2009	102.00%
2010	101.00%
2011	100.00%

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

The indenture governing the Holdings Notes contains customary events of default and affirmative and negative covenants that, among other things, limit Holdings’ ability and the ability of its restricted subsidiaries, including Select, to: incur additional indebtedness and issue or sell preferred stock; pay dividends on, redeem or repurchase capital stock; make certain investments; create certain liens; sell certain assets; incur obligations that restrict the ability of its subsidiaries to make dividends or other payments; guarantee indebtedness; engage in transactions with affiliates; create or designate unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis. As of December 31, 2009, Holdings was in compliance with all debt covenants related to the senior floating rate notes.

During the year ended December 31, 2009, the Company paid approximately $6.5 million to repurchase and retire a portion of Holdings senior floating rate notes with a carrying value of $7.7 million. A gain on the early retirement of debt in the amount of $1.1 million was recognized in 2009 which was net of the write off of $0.1 million in unamortized deferred financing costs related to the debt.

10% Senior Subordinated Notes

On February 24, 2005, Holdings issued 10% senior subordinated notes to WCAS Capital Partners IV, L.P., an investment fund affiliated with Welsh Carson, Rocco A. Ortenzio, Robert A. Ortenzio and certain other investors who are members of or affiliated with the Ortenzio family, for an aggregate purchase price of $150.0 million. The 10% senior subordinated notes had preferred and common shares attached which were recorded at the estimated fair

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

market value on the date of issuance. These shares were recorded as a discount to the senior subordinated notes and are amortized using the interest method. These 10% senior subordinated notes mature on December 31, 2015.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the years after 2009 are approximately as follows:

	Holdings	Select
	(In thousands)

2010	$4,145	$4,145
2011	149,858	149,858
2012	50,809	50,809
2013	2,950	2,950
2014	281,725	281,725
2015 and beyond	916,084	611,500

8.	Stockholders’ Equity

Initial Public Offering

On September 30, 2009, Holdings completed an initial public offering of 30,000,000 shares at a price to the public of $10.00 per share, and on October 28, 2009, the underwriters exercised their over-allotment option to purchase an additional 3,602,700 shares at a price to the public of $10.00 per share. The total net proceeds to Holdings after deducting underwriting discounts and commissions and offering expenses was approximately $312.5 million. The Company used the proceeds from the offering to repay $258.4 million of revolving and term loans outstanding under Select’s senior secured credit facility and make payments to executive officers under the Long Term Cash Incentive Plan of $18.0 million. The remaining proceeds were used for general corporate purposes.

Preferred Stock

Holdings was authorized to issue 7,500,000 shares of participating preferred stock and had 6,644,536 shares of participating preferred stock outstanding at December 31, 2008. Holdings repurchased 4,461 shares of participating preferred stock during the year ended December 31, 2008. The participating preferred stock accrued dividends at an annual dividend rate of 5%, compounded quarterly on March 31, June 30, September 30 and December 31 of each year. Dividends earned during the year ended December 31, 2008 and 2009 amounted to $25.0 million and $19.5 million, respectively and were charged against retained earnings. Each share of participating preferred stock was entitled to one vote on all matters submitted to stockholders of Holdings. The participating preferred stock ranked senior to the common stock with respect to dividend rights and rights upon liquidation. The liquidation preference was equal to the original cost of a share of the participating preferred stock ($26.90 per share) plus all accrued and unpaid dividends thereon less the amount of any previously declared and paid special dividends.

Upon completion of Holdings’ initial public offering, Holdings’ participating preferred stock converted into a total of 64,276,974 common shares. Each share of preferred stock converted into a number of shares of common stock determined by:

•	dividing the original cost of a share of the preferred stock ($26.90 per share) plus all accrued and unpaid dividends through September 30, 2009 thereon less the amount of any previously declared and paid special dividends, or the “accreted value” of such preferred stock, by the initial public offering price per share net of any expenses incurred and underwriting commissions or concessions paid or allowed in connection with the offering; plus

•	.30 shares of common stock for each share of preferred stock owned.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

On September 30, 2009 the Company’s certificate of incorporation was restated to authorize the issuance of 70,000,000 shares of 0.001 par value preferred stock. Currently, there are no shares of preferred stock outstanding.

Common Stock

On September 25, 2009 Holdings effected a 1 for .30 reverse stock split of its common stock. Accordingly all common issued and outstanding share and per share information in this report has been retroactively restated to reflect the effects of this reverse stock split.

On September 30, 2009, Holdings restated its certificate of incorporation to authorize the issuance of 700,000,000 shares of $0.001 par value common stock. Holdings had 61,465,611 and 159,980,544 shares of common stock outstanding at December 31, 2008 and 2009, respectively. During the year ended December 31, 2008, Holdings issued 24,589 shares and repurchased 30,000 shares of common stock. In addition, during the year ended December 31, 2008, 78,799 shares of restricted common stock were forfeited. During the year ended December 31, 2009, Holdings issued 33,640,542 shares, of which 33,602,700 shares were shares issued in connection with the Company’s initial public offering of stock, issued 64,276,974 related to the conversion of its participating preferred stock and repurchased 16,200 shares of common stock. In addition, during the year ended December 31, 2008, 613,610 shares of restricted common stock were granted.

9.	Long-Term Incentive Compensation

On June 2, 2005, Holdings adopted a Long-Term Cash Incentive Plan (“cash plan”). On August 12, 2009, the board of directors amended the Cash Plan to provide for payment under the Cash Plan of $18.0 million upon the completion of an initial public offering on or prior to March 31, 2010. Since the initial public offering was completed before March 31, 2010, the Company paid out the $18.0 million (Note 8), which is included in general and administrative expenses. Following this payment, all units under the Cash Plan were forfeited and participants in the Cash Plan are not entitled to any further benefits or payments under the cash plan.

10.	Stock Option and Restricted Stock Plans

On February 25, 2005, Holdings adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan (the “Plan”). The equity incentive plan provides for grants of restricted stock and stock options of Holdings. In addition, on August 10, 2005 the Board of Directors of Holdings authorized a director equity incentive plan (“Director Plan”) for non- employee directors. On November 8, 2005 the Board of Directors of Holdings formally approved the Director Plan and on August 12, 2009, the Board of Directors and stockholders of Holdings approved an amendment and restatement of the Director Plan. This amendment authorized Holdings to issue under the Director Plan options to purchase up to 75,000 shares of its common stock and restricted stock awards covering up to 150,000 shares of its common stock.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The options generally vest over five years and have an option term not to exceed ten years. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 34%, no dividend yield, an expected life of five years and a risk free rate of 4.5% in 2007 and an expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 4.5% in 2008 and expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.4% in 2009. The following is a summary of stock option grants under the Plan and Director Plan from January 1, 2007 through December 31, 2009:

	Number of Options		Fair Value of
	Granted	Exercise Price	Common Stock
	(In thousands, except per share amounts)

February 13, 2007	17	$8.33	$0.27
May 9, 2007	98	8.33	0.27
August 15, 2007	228	8.33	3.27
November 14, 2007	32	8.33	3.27
February 13, 2008	60	8.33	3.27
May 13, 2008	8	8.33	3.27
August 20, 2008	121	10.00	10.00
November 13, 2008	6	10.00	10.00
March 3, 2009	15	10.00	10.00
August 12, 2009	12	10.00	10.00
November 23, 2009	1,430	9.18	9.18

Stock option transactions and other information related to the Plan are as follows:

			Weighted Average
	Price Per Share	Shares	Exercise Price
	(In thousands, except per share amounts)

Balance, January 1, 2008	$3.33-8.33	1,361	$6.35
Granted	8.33-10.00	180	9.37
Exercised	3.33-8.33	(24)	3.67
Canceled	3.33-10.00	(86)	7.66

Balance, December 31, 2008	$3.33-10.00	1,431	$6.70
Granted	9.18-10.00	1,445	9.19
Exercised	3.33-8.33	(38)	3.87
Canceled	3.33-10.00	(42)	7.80

Balance, December 31, 2009	$3.33-10.00	2,796	$8.01

Additional information with respect to the outstanding options as of December 31, 2009 for the Plan is as follows:

		Weighted
		Average
	Number	Remaining	Number
Exercise Price	Outstanding	Contractual Life	Exercisable
	(In thousands, except per share amounts)

$ 3.33	465	5.01	363
8.33	777	7.08	403
9.18	1,430	9.89	—
10.00	124	8.70	22

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The weighted average remaining contractual term for all outstanding options is 8.23 years and the weighted average remaining contractual term of exercisable options is 6.02 years.

The total intrinsic value of options exercised for the years ended December 31, 2009 and 2008 was $0.2 million and $0.1 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $7.3 million and $3.6 million, respectively.

Transactions and other information related to the Director’s Plan are as follows:

			Weighted Average
	Price Per Share	Shares	Exercise Price
	(In thousands, except per share amounts)

Balance, January 1, 2008	$3.33-8.33	36	$5.83
Granted	10.00	15	10.00

Balance, December 31, 2008	$3.33-10.00	51	$7.06
Granted	10.00	12	10.00

Balance, December 31, 2009	$3.33-10.00	63	$7.62

Additional information with respect to the outstanding options as of December 31, 2009 for the Director’s Plan is as follows:

		Weighted
		Average
	Number	Remaining	Number
Exercise Price	Outstanding	Contractual Life	Exercisable
	(In thousands, except per share amounts)

$ 3.33	18	5.61	14
8.33	18	7.24	9
10.00	27	9.12	3

The weighted average remaining contractual term for all outstanding options is 7.58 years and the weighted average remaining contractual term of exercisable options is 6.49 years.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2009 was $0.2 million and $0.1 million, respectively.

Prior to the Company’s initial public offering of common stock, the fair value of the restricted stock awards were determined by estimating the per share fair value of common equity on a minority, non-marketable basis utilizing a version of the income approach referred to as “The Probability-Weighted Expected Return Method.” This method estimates the value of common stock based upon an analysis of future values assuming an initial public offering, sale and continued operation as a viable private enterprise. Subsequent to the Company’s initial public offering of common stock, the fair-value of the Company’s restricted stock is based on the closing stock price on the date of grant.

The following is a summary of restricted stock issuances from January 1, 2007 through December 31, 2009:

	Number of Shares Issued	Fair Value of Common Stock
	(In thousands, except per share amounts)

February 13, 2007	60	$0.27
August 12, 2009	364	10.00
November 23, 2009	250	9.18

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Stock compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2009, is estimated to be as follows:

	2010	2011	2012	2013	2014
	(In thousands)

Stock compensation expense	$663	$574	$575	$513	$0

The Company recognized the following stock compensation expense related to restricted stock and stock option awards:

	For the Year Ended December 31,
	2007	2008	2009
	(In thousands)

Stock compensation expense:
Included in general and administrative	$3,555	$1,953	$4,775
Included in cost of services	191	140	372

Total	$3,746	$2,093	$5,147

11.	Income Taxes

Significant components of the Company’s tax provision from operations for the years ended December 31, 2007, 2008, and 2009 are as follows:

	Holdings
	For the Year Ended December 31,
	2007	2008	2009
		(In thousands)

Current:
Federal	$11,004	$(262)	$3,200
State and local	5,235	4,569	7,213

Total current	16,239	4,307	10,413
Deferred	2,460	21,756	27,103

Total income tax provision	$18,699	$26,063	$37,516

	Select
	For the Year Ended December 31,
	2007	2008	2009
	(In thousands)

Current:
Federal	$21,620	$(262)	$15,671
State and local	5,235	4,569	7,213

Total current	26,855	4,307	22,884
Deferred	2,460	33,027	27,103

Total income tax provision	$29,315	$37,334	$49,987

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The differences between the expected income tax provision from operations and income taxes computed at the federal statutory rate of 35% were as follows:

	Holdings
	For the Year Ended December 31,
	2007	2008	2009

Expected federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	2.5	6.0	5.4
Other permanent differences	2.0	2.2	1.1
Valuation allowance	(0.7)	8.6	(0.6)
Tax loss on sale of subsidiaries	(5.7)	(0.7)	—
Uncertain tax positions	2.1	3.2	0.5
IRS audit settlements	—	—	(7.7)
Other	(1.6)	(4.1)	(1.4)

Total	33.6%	50.2%	32.3%

	Select
	For the Year Ended December 31,
	2007	2008	2009

Expected federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	1.6	3.5	4.0
Other permanent differences	1.3	1.3	0.9
Valuation allowance	(0.5)	5.1	(0.4)
Tax loss on sale of subsidiaries	(3.7)	(0.4)	—
Uncertain tax positions	1.3	1.9	0.4
IRS audit settlements	—	—	(5.9)
Other	(0.9)	(2.0)	(1.1)

Total	34.1%	44.4%	32.9%

In the above tables, certain reclassifications have been made to 2007 components of the effective tax rate reconciliation to conform to the 2008 and 2009 presentation.

During 2009 the Company settled with the Internal Revenue Service a refund of previously paid federal income taxes that resulted from the acceleration of tax amortization in years prior to the Merger. This tax refund also included interest income. It is the Company’s policy to include interest related to income taxes as part of the income tax classification.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

A summary of deferred tax assets and liabilities is as follows:

	Holdings
	December 31,
	2008	2009
	(In thousands)

Deferred tax assets — current
Allowance for doubtful accounts	$8,535	$4,461
Compensation and benefit related accruals	20,371	30,077
Malpractice insurance	11,856	12,349
Restructuring reserve	3,239	1,700
Net operating loss carry forwards	12,833	559
Interest rate swap	10,155	4,598
Other accruals, net	135	467

Net deferred tax asset — current	67,124	54,211

Deferred tax assets (liabilities) — non-current
Expenses not currently deductible for tax	101	190
Excess capital loss carry forwards	6,424	6,418
Net operating loss carry forwards	27,464	26,133
Restricted stock	(567)	(145)
Interest rate swaps	5,169	—
Depreciation and amortization	(67,179)	(79,776)
Other	3,480	(2,892)

Net deferred tax liability — non-current	(25,108)	(50,072)

Net deferred tax asset before valuation allowance	42,016	4,139
Valuation allowance	(23,009)	(22,372)

Net deferred tax asset	$19,007	$(18,233)

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

	Select
	December 31,
	2008	2009
	(In thousands)

Deferred tax assets — current
Allowance for doubtful accounts	$8,535	$4,461
Compensation and benefit related accruals	20,371	30,077
Malpractice insurance	11,856	12,349
Restructuring reserve	3,239	1,700
Interest rate swap	8,095	4,598
Other accruals, net	1,697	1,026

Net deferred tax asset — current	53,793	54,211

Deferred tax assets (liabilities) — non-current
Expenses not currently deductible for tax	101	190
Excess capital loss carry forwards	6,424	6,418
Net operating loss carry forwards	27,464	26,133
Restricted stock	(567)	(145)
Interest rate swaps	5,169	—
Depreciation and amortization	(67,179)	(79,776)
Other	3,480	(2,892)

Net deferred tax liability — non-current	(25,108)	(50,072)

Net deferred tax asset before valuation allowance	28,685	4,139
Valuation allowance	(23,009)	(22,372)

Net deferred tax asset	$5,676	$(18,233)

The valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses, capital losses and other net deferred tax assets of loss entities. The net deferred tax liabilities at December 31, 2009 of approximately $18.2 million consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income and the impact of tax-planning strategies that management plans to implement. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

The total state net operating losses are approximately $532.0 million. State net operating loss carry forwards expire and have a respective valuation allowance as follows (in thousands):

	State Net
	Operating	Valuation
	Losses	Allowance

2010	$7,624	$7,624
2011	6,502	6,502
2012	10,742	10,735
2013	38,683	38,538
Thereafter through 2029	468,697	337,422

Reserves for Uncertain Tax Positions:

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when it is believed that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

The reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies — January 1, 2007	$21,305
Reductions for tax positions taken in prior periods due primarily to statute expirations	(2,249)
Additions for current period tax positions taken	2,357

Gross tax contingencies — January 1, 2008	21,413
Reductions for tax positions taken in prior periods due primarily to statute expirations	(839)
Additions for current period tax positions taken	1,918

Gross tax contingencies — December 31, 2008	22,492
Reductions for tax positions taken in prior periods due primarily to statute expirations	(1,774)
Additions for current period tax positions taken	2,017

Gross tax contingencies — December 31, 2009	$22,735

As of December 31, 2008 and 2009, the Company had $22.5 million and $22.7 million of unrecognized tax benefits, respectively, all of which, if fully recognized, would affect the Company’s effective income tax rate.

As of December 31, 2009, changes to the Company’s gross unrecognized tax benefits that are reasonably possible in the next twelve months are not material. The Company’s policy is to include interest related to income taxes in income tax expense. As of December 31, 2009, the Company had accrued interest related to income taxes of $1.0 million, net of federal income tax benefits, on the balance sheet. Interest recognized for the year ended December 31, 2009 was $0.4 million net of federal income tax benefits.

The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state, local and foreign income tax matters have been concluded for years through 2001.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

12.	Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as HCE’s (highly compensated employees) may contribute up to 30% of their salary; HCE’s may contribute up to 6% of their salary. The Plan provides a discretionary company match which is determined annually. Currently, the Company matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee’s hire date. The expense incurred by the Company related to this plan was $5.7 million, $11.7 million and $8.4 million during the years ended December 31, 2007, 2008 and 2009, respectively.

13.	Segment Information

The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, other income (expense), long term incentive compensation and non-controlling interest.

The following table summarizes selected financial data for the Company’s reportable segments:

	Year Ended December 31, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(In thousands)

Net revenue	$1,386,410	$603,413	$1,843	$1,991,666
Adjusted EBITDA	217,175	75,437	(37,684)	254,928
Total assets(1):
Select Medical Corporation	1,882,476	513,397	94,904	2,490,777
Select Medical Holdings Corporation	1,882,476	513,397	99,173	2,495,046
Capital expenditures	146,901	14,737	4,436	166,074

	Year Ended December 31, 2008
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(In thousands)

Net revenue	$1,488,412	$664,760	$190	$2,153,362
Adjusted EBITDA	236,388	77,279	(43,380)	270,287
Total assets(1):
Select Medical Corporation	1,910,402	504,869	147,154	2,562,425
Select Medical Holdings Corporation	1,910,402	504,869	164,198	2,579,469
Capital expenditures	40,069	13,271	3,164	56,504

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

	Year Ended December 31, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(In thousands)

Net revenue	$1,557,821	$681,892	$158	$2,239,871
Adjusted EBITDA	290,370	89,072	(49,215)	330,227
Total assets(1):
Select Medical Corporation	1,944,677	499,603	154,899	2,599,179
Select Medical Holdings Corporation	1,944,677	499,603	157,953	2,602,233
Capital expenditures	46,452	9,940	1,485	57,877

(1)	The specialty hospital segment includes $14.6 million, $12.5 million and $11.3 million in real estate assets held for sale on December 31, 2007, 2008 and 2009, respectively.

A reconciliation of Adjusted EBITDA to income from operations before income taxes is as follows:

	Year Ended December 31, 2007
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
	(In thousands)

Adjusted EBITDA	$217,175	$75,437	$	(37,684)
Depreciation and amortization	(37,085)	(17,458)		(2,754)
Stock compensation expense	—	—		(3,746)

					Select
					Medical	Select
					Holdings	Medical
					Corporation	Corporation

Income (loss) from operations	$180,090	$57,979		$(44,184)	$193,885	$193,885
Other expense					(167)	(4,494)
Interest expense, net					(138,052)	(103,394)

Income from operations before income taxes					$55,666	$85,997

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

	Year Ended December 31, 2008
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
	(In thousands)

Adjusted EBITDA	$236,388	$77,279	$(43,380)
Depreciation and amortization	(43,938)	(24,315)	(3,533)
Stock compensation expense	—	—	(2,093)

				Select
				Medical	Select
				Holdings	Medical
				Corporation	Corporation

Income (loss) from operations	$192,450	$52,964	$(49,006)	$196,408	$196,408
Gain on early retirement of debt				912	912
Other expense				—	(2,802)
Interest expense, net				(145,423)	(110,418)

Income from operations before income taxes				$51,897	$84,100

	Year Ended December 31, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
	(In thousands)

Adjusted EBITDA	$290,370	$89,072	$(49,215)
Depreciation and amortization	(42,479)	(24,963)	(3,539)
Long-term incentive compensation	—	—	(18,261)
Stock compensation expense	—	—	(5,147)

				Select
				Medical	Select
				Holdings	Medical
				Corporation	Corporation

Income (loss) from operations	$247,891	$64,109	$(76,162)	$235,838	$235,838
Gain on early retirement of debt				13,575	12,446
Other income (expense)				(632)	3,204
Interest expense, net				(132,377)	(99,451)

Income from operations before income taxes				$116,404	$152,037

14.	Income (Loss) per Share

The Company applies the two-class method for calculating and presenting income (loss) per common share. The two-class method is an earnings (loss) allocation formula that determines earnings (losses) per share for each class of stock participation rights in undistributed earnings (losses). Effective January 1, 2009 the Financial Accounting Standards Board (“FASB”) clarified that share based payment awards that have not yet vested meet the

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. Participating securities are defined as securities that participate in dividends with common stock according to a predetermined formula. These participating securities should be included in the computation of basic earnings per share under the two class method. Based upon the clarification made by FASB, the Company concluded that its non-vested restricted stock awards meet the definition of a participating security and should be included in the Company’s computation of basic earnings per share. The earnings per share calculations for the years ended December 31, 2007 and 2008 have been revised to reflect this clarification; however, the clarification had no impact on earnings per share for the years ended December 31, 2007 and 2008.

Under the two class method:

(a) Income from continuing operations is reduced by the contractual amount of dividends in the current period for each class of stock.

(b) The remaining income (loss) is allocated to common stock, unvested restricted stock and participating preferred stock to the extent that each security may share in income (loss), as if all of the earnings (losses) for the period had been distributed. The total income (loss) allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for participation features.

(c) The income (loss) allocated to common stock is then divided by the weighted average number of outstanding shares to which the earnings (losses) are allocated to determine the income (loss) per share for common stock.

In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between the common stock, unvested restricted stock and participating preferred stock due to the equal participation rights of the common stock, unvested restricted stock and participating preferred stock (i.e., the voting conversion rights) and losses should be allocated equally on a per share basis between common stock and participating preferred stock.

The following table sets forth for the periods indicated the calculation of income (loss) per share in the Company’s Consolidated Statement of Operations and the differences between basic weighted average shares

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Year Ended December 31,
	2007	2008	2009
	(In thousands, except per share amounts)

Numerator:
Net income attributable to Select Medical Holdings Corporation	$35,430	$22,441	$75,282
Less: Preferred dividends	23,807	24,972	19,537
Less: Earnings allocated to unvested restricted stockholders	758	—	429
Less: Earnings (losses) allocated to preferred stockholders	1,133	(254)	3,025

Net income (loss) available to common stockholders	$9,732	$(2,277)	$52,291

Denominator:
Weighted average shares — basic	57,086	59,566	85,587
Effect of dilutive securities:
Stock options	—	—	458

Weighted average shares — diluted	57,086	59,566	86,045

Basic income (loss) per common share:	$0.17	$(0.04)	$0.61
Diluted income (loss) per common share:	$0.17	$(0.04)	$0.61

The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2007	2008	2009
	(In thousands)

Stock options	1,202	1,140	142

15.	Fair Value of Financial Instruments

Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows. On June 13, 2005, Select entered into two interest rate swap agreements to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transactions was August 22, 2005. The swaps are designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swaps is $200.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.32% and the fixed rate of the swaps was 7.56% at December 31, 2009. The swaps are for a period of five years and mature on November 22, 2010.

On March 8, 2007, Select entered into an additional interest rate swap agreement to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

was May 22, 2007. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.32% and the fixed rate of the swap was 7.56% at December 31, 2009. The swap is for a period of three years, and matures on May 22, 2010.

On November 16, 2007, Select entered into an additional interest rate swap agreement to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction was November 23, 2007. A portion of the swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $100.0 million, of which $83.1 million qualifies as a hedge. The underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.32% and the fixed rate of the swap was 7.56% at December 31, 2009. The swap is for a period of three years, and matures on November 22, 2010.

For the portion of the swaps that qualify as a hedge, the interest rate swaps are reflected at fair value in the consolidated balance sheet and the related loss of $10.5 million, net of tax, a loss of $7.6 million, net of tax and a gain of $4.3 million, net of tax, was recorded in Holdings’ stockholders’ equity as a component of other comprehensive income (loss) for the years ended December 31, 2007, 2008 and 2009, respectively. Select recorded a loss of $7.9 million, net of tax, a loss of $6.5 million, net of tax, and a gain of $2.5 million, net of tax, for the years ended December 31, 2007, 2008 and 2009, respectively, related to the swaps in stockholder’s equity as a component of other comprehensive income (loss). The fair value of the Company’s interest rate swaps was a liability of $14.1 million at December 31, 2009 which was reported as a current liability in accrued other. The Company tests for ineffectiveness whenever financial statements are issued or at least every three months using the Hypothetical Derivative Method.

The carrying amount of this debt was $806.5 million and $483.1 million at December 31, 2008 and 2009, respectively. The fair value of Select’s senior secured credit facility was $523.3 million and $471.0 million at December 31, 2008 and 2009, respectively. The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

At December 31, 2008 the carrying value of the 7 5/8% Senior Subordinated Notes was $658.0 million and the estimated fair value was $335.6 million and at December 31, 2009 the carrying value was $611.5 million and the estimated fair value was $593.2 million. The fair value of this registered debt was based on quoted market prices.

At December 31, 2008 the carrying value of the senior floating rate notes was $175.0 million and the estimated fair value was $89.3 million and at December 31, 2009 the carrying value was $167.3 million and the estimated fair value was $155.6 million. The fair value of this registered debt was based on quoted market prices.

16.	Related Party Transactions

The Company is party to various rental and other agreements with companies owned by related parties affiliated through common ownership or management. The Company made rental and other payments aggregating $2.3 million during the year ended December 31, 2007, $3.3 million during the year ended December 31, 2008 and $4.0 million during the year ended December 31, 2009 to the affiliated companies.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

As of December 31, 2009, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2010	$3,068
2011	3,082
2012	3,166
2013	3,277
2014	3,398
Thereafter	29,565

$45,556

17.	Commitments and Contingencies

Leases

The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2009 are approximately as follows (in thousands):

2010	$115,352
2011	90,045
2012	64,777
2013	45,937
2014	36,084
Thereafter	274,543

$626,738

Total rent expense for operating leases, including cancelable leases, for the years ended December 31, 2007, 2008 and 2009 was $131.9 million, $139.3 million and $145.3 million, respectively.

Facility rent expense for the years ended December 31, 2007, 2008 and 2009 was $98.5 million, $110.2 million and $117.1 million, respectively.

Construction Commitments

At December 31, 2009, the Company has outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $11.1 million.

Other

In March 2000, the Company entered into three-year employment agreements with three of its executive officers. Under these agreements, the three executive officers currently receive a combined total annual salary of $2.4 million subject to adjustment by the Company’s Board of Directors. The employment agreements also contain a change in control provision and provides that the three executive officers will receive long-term disability insurance. At the end of each 12-month period beginning March 1, 2000, the term of each employment agreement automatically extends for an additional year unless one of the executives or the Company gives written notice to the other not less than three months prior to the end of that 12-month period that they do not want the term of the employment agreement to continue.

The Company has entered into change in control agreements with six other members of senior management.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team for the team’s headquarters complex that requires a payment of $2.7 million in 2010. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.

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

Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The Company has been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.

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

18.	Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2007, 2008 and 2009:

	For the Year Ended December 31,
	2007	2008	2009
	(In thousands)

Dividends declared to Holdings (Select Medical Corporation)(1)	$17,000	$16,500	$12,900
Notes issued with acquisitions (Note 2)	—	1,001	284
Liabilities assumed with acquisitions (Note 2)	36,458	253	137
Notes recorded related to sale of business (Note 3)	2,616	—	—

(1)	Recorded in accrued other liabilities on the consolidated balance sheet of Select Medical Corporation.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

19.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 7 5/8% Senior Subordinated Notes

Select’s 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2008, and 2009, the years ended December 31, 2007, 2008 and 2009.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Non-Guarantor Subsidiaries at December 31, 2009:

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
Metropolitan West Physical Therapy and Sports Medicine Services, Inc.
MKJ Physical Therapy, Inc.
New York Physician Services, P.C.
North Andover Physical Therapy, P.C
Partners in Physical Therapy, PLLC
Penn State Hershey Rehabilitation, LLC
Philadelphia Occupational Health, P.C.
Rehabilitation Physician Services, P.C.
Select LifeCare Western Michigan, LLC
Select Physical Therapy/Baptist Rehabilitation Center, LLC
Select Physical Therapy of Las Vegas Limited Partnership
Select Specialty — Downriver, LLC
Select Specialty Hospital — Akron, LLC
Select Specialty Hospital — Evansville, LLC
Select Specialty Hospital — Central Pennsylvania, L.P.
Select Specialty Hospital — Houston, L.P.
Select Specialty Hospital — Gulf Coast, Inc.
SSM Select Rehab St. Louis, LLC
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Select Medical Corporation

Condensed Consolidating Balance Sheet
December 31, 2009

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$80,940	$2,298	$442	$—		$83,680
Accounts receivable, net	—	282,670	24,409	—		307,079
Current deferred tax asset	13,677	29,854	5,004	—		48,535
Prepaid income taxes	11,179	—	—	—		11,179
Other current assets	5,386	13,588	5,266	—		24,240

Total Current Assets	111,182	328,410	35,121	—		474,713
Property and equipment, net	6,649	409,258	50,224	—		466,131
Investment in affiliates	2,142,189	72,628	—	(2,214,817	)(a)(b)	—
Goodwill	—	1,548,269	—	—		1,548,269
Other identifiable intangibles	—	65,297	—	—		65,297
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,400	8,716	2,311	—		33,427

Total Assets	$2,293,762	$2,432,578	$87,656	$(2,214,817)		$2,599,179

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and notes payable	$2,545	$803	$797	$—		$4,145
Accounts payable	3,229	61,215	8,990	—		73,434
Intercompany accounts	495,981	(416,944)	(79,037)	—		—
Accrued payroll	81	61,860	94	—		62,035
Accrued vacation	2,942	33,024	5,047	—		41,013
Accrued interest	23,354	119	—	—		23,473
Accrued restructuring	—	4,256	—	—		4,256
Accrued other	50,122	41,661	5,351	—		97,134
Due to third party payors	—	11,319	(9,414)	—		1,905

Total Current Liabilities	578,254	(202,687)	(68,172)	—		307,395
Long-term debt, net of current portion	616,906	434,384	45,552	—		1,096,842
Non-current deferred tax liability	995	58,346	7,427	—		66,768
Other non-current liabilities	60,543	—	—	—		60,543

Total Liabilities	1,256,698	290,043	(15,193)	—		1,531,548
Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	822,664	—	—	—		822,664
Retained earnings	223,314	407,870	21,075	(428,945	)(b)	223,314
Subsidiary investment	—	1,734,665	51,207	(1,785,872	)(a)	—
Accumulated other comprehensive loss	(8,914)	—	—	—		(8,914)

Total Select Medical Corporation Stockholder’s Equity	1,037,064	2,142,535	72,282	(2,214,817)		1,037,064
Non-controlling interest	—	—	30,567	—		30,567

Total Equity	1,037,064	2,142,535	102,849	(2,214,817)		1,067,631

Total Liabilities and Equity	$2,293,762	$2,432,578	$87,656	$(2,214,817)		$2,599,179

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(In thousands)

Net operating revenues	$158	$1,991,471	$248,242	$—		$2,239,871

Costs and expenses:
Cost of services	372	1,610,333	209,066	—		1,819,771
General and administrative	72,264	145	—	—		72,409
Bad debt expense	—	35,113	5,759	—		40,872
Depreciation and amortization	3,224	61,505	6,252	—		70,981

Total costs and expenses	75,860	1,707,096	221,077	—		2,004,033

Income (loss) from operations	(75,702)	284,375	27,165	—		235,838
Other income and expense:
Intercompany interest and royalty fees	(7,459)	7,412	47	—		—
Intercompany management fees	118,367	(108,042)	(10,325)	—		—
Gain on early retirement of debt	12,446	—	—	—		12,446
Other income	3,204	—	—	—		3,204
Interest income	65	27	—	—		92
Interest expense	(62,244)	(34,015)	(3,284)	—		(99,543)

Income (loss) from operations before income taxes	(11,323)	149,757	13,603	—		152,037
Income tax expense (benefit)	(7,045)	56,030	1,002	—		49,987
Equity in earnings of subsidiaries	102,722	9,778	—	(112,500	)(a)	—

Net income	98,444	103,505	12,601	(112,500)		102,050
Less: Net income attributable to non-controlling interests	—	—	3,606	—		3,606

Net income attributable to Select Medical Corporation	$98,444	$103,505	$8,995	$(112,500)		$98,444

(a)	Elimination of equity in net income from consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
		(In thousands)

Operating activities
Net income	$98,444	$103,505	$12,601	$(112,500	)(a)	$102,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,224	61,505	6,252	—		70,981
Provision for bad debts	—	35,113	5,759	—		40,872
Gain on early retirement of debt	(12,446)	—	—	—		(12,446)
Loss (gain) from disposal of assets and sale of business units	11	639	(772)	—		(122)
Non-cash gain from interest rate swaps	(3,204)	—	—	—		(3,204)
Non-cash stock compensation expense	5,147	—	—	—		5,147
Deferred income taxes	27,103	—	—	—		27,103
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(102,722)	(9,778)	—	112,500	(a)	—
Intercompany	145,852	(133,436)	(12,416)	—		—
Accounts receivable	7	(24,608)	(10,854)	—		(35,455)
Other current assets	(2,692)	5,846	(4,271)	—		(1,117)
Other assets	10,220	(4,683)	30	—		5,567
Accounts payable	(1,424)	1,404	983	—		963
Due to third-party payors	—	(9,641)	5,837	—		(3,804)
Accrued expenses	3,852	(7,131)	5,222	—		1,943

Net cash provided by operating activities	171,372	18,735	8,371	—		198,478

Investing activities
Purchases of property and equipment	(1,889)	(41,686)	(14,302)	—		(57,877)
Proceeds from sale of property	—	1,341	—	—		1,341
Acquisition of businesses, net of cash acquired	—	(21,381)	—	—		(21,381)

Net cash used in investing activities	(1,889)	(61,726)	(14,302)	—		(77,917)

Financing activities
Borrowings on revolving credit facility	193,000	—	—	—		193,000
Payments on revolving credit facility	(343,000)	—	—	—		(343,000)
Payments on credit facility term loan	(173,433)	—	—	—		(173,433)
Repurchase of 7 5/8% senior subordinated notes	(30,114)	—	—	—		(30,114)
Borrowings of other debt	6,396	—	793	—		7,189
Principal payments on seller and other debt	(6,336)	(928)	(11)	—		(7,275)
Dividends paid to Holdings	(39,387)	—	—	—		(39,387)
Payment of initial public offering costs	(1,737)	—		—		(1,737)
Equity investment by Holdings	316,012	—	—	—		316,012
Repayment of bank overdrafts	(21,130)	—	—	—		(21,130)
Intercompany debt reallocation	(47,146)	41,109	6,037	—		—
Equity contribution and loans from non-controlling interests	—	—	1,500	—		1,500
Distributions to non-controlling interests	—	—	(2,766)	—		(2,766)

Net cash provided by (used in) financing activities	(146,875)	40,181	5,553	—		(101,141)

Net increase (decrease) in cash and cash equivalents	22,608	(2,810)	(378)	—		19,420
Cash and cash equivalents at beginning of period	58,332	5,108	820	—		64,260

Cash and cash equivalents at end of period	$80,940	$2,298	$442	$—		$83,680

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Select Medical Corporation

Condensed Consolidating Balance Sheet
December 31, 2008

	Select Medical
	Corporation		Non-
	(Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$58,332	$5,108	$820	$—		$64,260
Accounts receivable, net	7	293,097	19,314	—		312,418
Current deferred tax asset	18,653	27,930	2,011	—		48,594
Prepaid income taxes	7,362	—	—	—		7,362
Other current assets	2,694	17,208	995	—		20,897

Total Current Assets	87,048	343,343	23,140	—		453,531
Property and equipment, net	8,431	422,067	40,567	—		471,065
Investment in affiliates	2,035,591	47,911	—	(2,083,502	)(a)(b)	—
Goodwill	—	1,506,661	—	—		1,506,661
Other identifiable intangibles	—	74,078	—	—		74,078
Assets held for sale	12,542	—	—	—		12,542
Other assets	32,620	9,587	2,341	—		44,548

Total Assets	$2,176,232	$2,403,647	$66,048	$(2,083,502)		$2,562,425

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Bank overdrafts	$21,130	$—	$—	$—		$21,130
Current portion of long-term debt and notes payable	8,063	971	12	—		9,046
Accounts payable	4,653	59,836	8,007	—		72,496
Intercompany accounts	335,903	(301,905)	(33,998)	—		—
Accrued payroll	1,193	65,118	69	—		66,380
Accrued vacation	2,781	31,134	3,194	—		37,109
Accrued interest	25,410	34	—	—		25,444
Accrued restructuring	—	8,108	—	—		8,108
Accrued other	52,022	53,953	2,007	—		107,982
Due to third party payors	—	20,960	(15,251)	—		5,709

Total Current Liabilities	451,155	(61,791)	(35,960)	—		353,404
Long-term debt, net of current portion	1,035,208	385,549	39,519	—		1,460,276
Non-current deferred tax liability	(8,155)	45,769	5,304	—		42,918
Other non-current liabilities	67,709	—	—	—		67,709

Total Liabilities	1,545,917	369,527	8,863	—		1,924,307
Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	481,094	—	—	—		481,094
Retained earnings	160,657	304,364	21,269	(325,633	)(b)	160,657
Subsidiary investment	—	1,729,756	28,113	(1,757,869	)(a)	—
Accumulated other comprehensive loss	(11,436)	—	—	—		(11,436)

Total Select Medical Corporation Stockholder’s Equity	630,315	2,034,120	49,382	(2,083,502)		630,315
Non-controlling interest	—	—	7,803	—		7,803

Total Equity	630,315	2,034,120	57,185	(2,083,502)		638,118

Total Liabilities and Stockholder’s Equity	$2,176,232	$2,403,647	$66,048	$(2,083,502)		$2,562,425

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

Net operating revenues	$190	$1,947,733	$205,439	$—		$2,153,362

Costs and expenses:
Cost of services	140	1,616,137	175,564	—		1,791,841
General and administrative	45,283	240	—	—		45,523
Bad debt expense	—	43,404	4,400	—		47,804
Depreciation and amortization	3,211	63,405	5,170	—		71,786

Total costs and expenses	48,634	1,723,186	185,134	—		1,956,954

Income (loss) from operations	(48,444)	224,547	20,305	—		196,408
Other income and expense:
Intercompany interest and royalty fees	(38,973)	38,614	359	—		—
Intercompany management fees	186,692	(179,369)	(7,323)	—		—
Gain on early retirement of debt	912	—	—	—		912
Other expense	(2,802)	—	—	—		(2,802)
Interest income	331	135	5	—		471
Interest expense	(77,382)	(30,729)	(2,778)	—		(110,889)

Income from operations before income taxes	20,334	53,198	10,568	—		84,100
Income tax expense	8,412	26,656	2,266	—		37,334
Equity in earnings of subsidiaries	31,451	5,575	—	(37,026	)(a)	—

Net income	43,373	32,117	8,302	(37,026)		46,766
Less: Net income attributable to non-controlling interests	—	—	3,393	—		3,393

Net income attributable to Select Medical Corporation	$43,373	$32,117	$4,909	$(37,026)		$43,373

(a)	Elimination of equity in net income from consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

Operating activities
Net income	$43,373	$32,117	$8,302	$(37,026	)(a)	$46,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,211	63,405	5,170	—		71,786
Provision for bad debts	—	43,404	4,400	—		47,804
Gain on early retirement of debt	(912)	—	—	—		(912)
Loss (gain) from disposal of assets and sale of business units	21	596	(71)	—		546
Non-cash loss from interest rate swaps	2,802	—	—	—		2,802
Non-cash stock compensation expense	2,093	—	—	—		2,093
Deferred income taxes	33,027	—	—	—		33,027
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(31,451)	(5,575)	—	37,026	(a)	—
Intercompany	37,650	(25,617)	(12,033)	—		—
Accounts receivable	236	(81,477)	(7,304)	—		(88,545)
Other current assets	1,154	5,851	1,225	—		8,230
Other assets	527	16,002	(174)	—		16,355
Accounts payable	(32)	(3,807)	2,488	—		(1,351)
Due to third-party payors	—	(1,942)	(7,421)	—		(9,363)
Accrued expenses	16,979	(5,977)	5	—		11,007

Net cash provided by (used in) operating activities	108,678	36,980	(5,413)	—		140,245

Investing activities
Purchases of property and equipment	(3,186)	(48,869)	(4,449)	—		(56,504)
Proceeds from sale of business units	—	2,666	—	—		2,666
Sale of real property	—	743	—	—		743
Insurance proceeds	—	—	281	—		281
Acquisition of businesses, net of cash acquired	—	(4,839)	(2,785)	—		(7,624)

Net cash used in investing activities	(3,186)	(50,299)	(6,953)	—		(60,438)

Financing activities
Borrowings on revolving credit facility	407,000	—	—	—		407,000
Payments on revolving credit facility	(377,000)	—	—	—		(377,000)
Payments on credit facility term loan	(6,800)	—	—	—		(6,800)
Repurchase of 7 5/8% senior subordinated notes	(1,040)	—	—	—		(1,040)
Principal payments on seller and other debt	(5,191)	(434)	(5)	—		(5,630)
Payment of initial public offering costs	(1,326)	—	—	—		(1,326)
Proceeds from bank overdrafts	6	—	—	—		6
Dividends to Holdings	(33,419)	—	—	—		(33,419)
Intercompany debt reallocation	(29,641)	15,759	13,882	—		—
Equity investment by Holdings	90	—	—	—		90
Distributions to non-controlling interests	—	—	(1,957)	—		(1,957)

Net cash provided by (used in) financing activities	(47,321)	15,325	11,920	—		(20,076)

Net increase (decrease) in cash and cash equivalents	58,171	2,006	(446)	—		59,731
Cash and cash equivalents at beginning of period	161	3,102	1,266	—		4,529

Cash and cash equivalents at end of period	$58,332	$5,108	$820	$—		$64,260

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

Net operating revenues	$1,663	$1,814,211	$175,792	$—		$1,991,666

Costs and expenses:
Cost of services	191	1,511,020	148,838	—		1,660,049
General and administrative	42,319	544	—	—		42,863
Bad debt expense	—	35,020	2,552	—		37,572
Depreciation and amortization	2,321	50,554	4,422	—		57,297

Total costs and expenses	44,831	1,597,138	155,812	—		1,797,781

Income (loss) from operations	(43,168)	217,073	19,980	—		193,885
Other income and expense:
Intercompany interest and royalty fees	(60,969)	60,485	484	—		—
Intercompany management fees	189,796	(183,952)	(5,844)	—		—
Other income (expense)	(5,874)	1,380	—	—		(4,494)
Interest income	1,445	658	—	—		2,103
Interest expense	(79,900)	(23,487)	(2,110)	—		(105,497)

Income from operations before income taxes	1,330	72,157	12,510	—		85,997
Income tax expense (benefit)	(1,756)	30,521	550	—		29,315
Equity in earnings of subsidiaries	52,059	9,330	—	(61,389	)(a)	—

Net income	55,145	50,966	11,960	(61,389)		56,682
Less: Net income attributable to non-controlling interests	—	—	1,537	—		1,537

Net income attributable to Select Medical Corporation	$55,145	$50,966	$10,423	$(61,389)		$55,145

(a)	Elimination of equity in net income from consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(In thousands)

Operating activities
Net income	$55,145	$50,966	$11,960	$(61,389	)(a)	$56,682
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,321	50,554	4,422	—		57,297
Provision for bad debts	—	35,020	2,552	—		37,572
Gain from disposal of assets and sale of business units	287	2,468	(331)	—		2,424
Non-cash income from interest rate swaps	4,327	—	—	—		4,327
Non-cash stock compensation expense	3,746	—	—	—		3,746
Deferred income taxes	2,460	—	—	—		2,460
Changes in operating assets and liabilities, net of
effects from acquisition of businesses:
Equity in earnings of subsidiaries	(52,059)	(9,330)	—	61,389	(a)	—
Intercompany	(218,197)	224,902	(6,705)	—		—
Accounts receivable	(266)	(75,590)	316	—		(75,540)
Other current assets	(2,251)	4,409	(752)	—		1,406
Other assets	23,211	(15,946)	(1,625)	—		5,640
Accounts payable	802	(1,158)	244	—		(112)
Due to third-party payors	—	10,016	(7,830)	—		2,186
Accrued expenses	13,557	6,101	1,040	—		20,698

Net cash provided by (used in) operating activities	(166,917)	282,412	3,291	—		118,786

Investing activities
Purchases of property and equipment	(4,395)	(158,610)	(3,069)	—		(166,074)
Proceeds from sale of business units	2,332	7,273	—	—		9,605
Proceeds from sale of property	—	6,438	—	—		6,438
Changes in restricted cash	4,335	—	—	—		4,335
Acquisition of businesses, net of cash acquired	—	(236,980)	—	—		(236,980)

Net cash provided by (used in) investing activities	2,272	(381,879)	(3,069)	—		(382,676)

Financing activities
Borrowings on revolving credit facility	449,000	—	—	—		449,000
Payments on revolving credit facility	(329,000)	—	—	—		(329,000)
Credit facility term loan borrowing	100,000	—	—	—		100,000
Payments on credit facility term loan	(6,550)	—	—	—		(6,550)
Principal payments on seller and other debt	—	(1,323)	—	—		(1,323)
Intercompany debt reallocation	(92,279)	91,026	1,253	—		—
Proceeds from bank overdrafts	8,911	—	—	—		8,911
Dividends paid to Holdings	(32,787)	—	—	—		(32,787)
Equity investment by Holdings	266	—	—	—		266
Distributions to non-controlling interests	—	—	(1,698)	—		(1,698)

Net cash provided by (used in) financing activities	97,561	89,703	(445)	—		186,819

Net decrease in cash and cash equivalents	(67,084)	(9,764)	(223)	—		(77,701)
Cash and cash equivalents at beginning of period	67,245	12,866	1,489	—		81,600

Cash and cash equivalents at end of period	$161	$3,102	$1,266	$—		$4,529

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENT — (Continued)

20.	Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Select Medical Holdings Corporation
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Year ended December 31, 2008
Net revenues	$548,278	$538,806	$519,179	$547,099
Income from operations	54,344	48,421	36,158	57,485
Net income (loss)	$8,700	$5,753	$(823)	$8,811
Net income (loss) per common share(1):
Basic	$0.04	$(0.01)	$(0.11)	$0.04
Diluted	$0.04	$(0.01)	$(0.11)	$0.04

	Select Medical Corporation
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2008
Net revenues	$548,278	$538,806	$519,179	$547,099
Income from operations	54,344	48,421	36,158	57,485
Net income	$11,554	$12,610	$5,713	$13,496

	Select Medical Holdings Corporation
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Year ended December 31, 2009
Net revenues	$561,172	$559,535	$545,621	$573,543
Income from operations	67,626	65,388	32,905	69,919
Net income	$24,996	$19,792	$583	$29,911
Net income (loss) per common share(1):
Basic	$0.27	$0.20	$(0.09)	$0.19
Diluted	$0.27	$0.19	$(0.09)	$0.19

	Select Medical Corporation
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2009
Net revenues	$561,172	$559,535	$545,621	$573,543
Income from operations	67,626	65,388	32,905	69,919
Net income	$31,727	$25,495	$6,708	$34,514

(1)	Adjusted for the adoption of FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” See Note 14 for additional information.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated March 17, 2010, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to
	Beginning of	Cost and	Acquisitions		Balance at End
Description	Year	Expenses	(A)	Deductions(B)	of Year
	(In thousands)

Year ended December 31, 2009 allowance for doubtful accounts	$57,052	$40,872	$—	$(54,567)	$43,357
Year ended December 31, 2008 allowance for doubtful accounts	$55,856	$47,804	$183	$(46,791)	$57,052
Year ended December 31, 2007 allowance for doubtful accounts	$55,306	$37,572	$9,061	$(46,083)	$55,856
Year ended December 31, 2009 income tax valuation allowance	$23,008	$(636)	$—	$—	$22,372
Year ended December 31, 2008 income tax valuation allowance	$16,761	$6,355	$—	$(108)	$23,008
Year ended December 31, 2007 income tax valuation allowance	$14,428	$2,507	$—	$(174)	$16,761

(A)	Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)	Allowance for doubtful accounts deductions represent write-offs against the reserve for 2007, 2008 and 2009.