Form 10-Q
period 2010-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2010-05-14
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
Commission File Numbers: 001 - 34465 and 001 - 31441
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
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of April 30, 2010, Select Medical Holdings Corporation had outstanding 160,005,236 shares of common stock.
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

Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	March 31,	December 31,	March 31,
	2009	2010	2009	2010

ASSETS
Current Assets:
Cash and cash equivalents	$83,680	$73,173	$83,680	$73,173
Accounts receivable, net of allowance for doubtful accounts of $43,357 and $39,921 in 2009 and 2010, respectively	307,079	360,997	307,079	360,997
Current deferred tax asset	48,535	47,377	48,535	47,377
Prepaid income taxes	11,179	—	11,179	—
Other current assets	24,240	26,303	24,240	26,303

Total Current Assets	474,713	507,850	474,713	507,850

Property and equipment, net	466,131	462,035	466,131	462,035
Goodwill	1,548,269	1,548,269	1,548,269	1,548,269
Other identifiable intangibles	65,297	64,648	65,297	64,648
Assets held for sale	11,342	11,342	11,342	11,342
Other assets	36,481	34,826	33,427	31,910

Total Assets	$2,602,233	$2,628,970	$2,599,179	$2,626,054

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$—	$17,314	$—	$17,314
Current portion of long-term debt and notes payable	4,145	55,784	4,145	55,784
Accounts payable	73,434	71,628	73,434	71,628
Accrued payroll	62,035	62,285	62,035	62,285
Accrued vacation	41,013	42,582	41,013	42,582
Accrued interest	32,919	14,759	23,473	11,774
Accrued restructuring	4,256	3,763	4,256	3,763
Accrued other	84,234	75,547	97,134	75,547
Income taxes payable	—	2,649	—	2,649
Due to third party payors	1,905	1,962	1,905	1,962

Total Current Liabilities	303,941	348,273	307,395	345,288

Long-term debt, net of current portion	1,401,426	1,353,420	1,096,842	1,048,386
Non-current deferred tax liability	66,768	68,187	66,768	68,187
Other non-current liabilities	60,543	61,043	60,543	61,043

Total Liabilities	1,832,678	1,830,923	1,531,548	1,522,904

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 159,981,000 shares and 160,005,000 shares issued and outstanding in 2009 and 2010, respectively	160	160
Common stock of Select, $0.01 par value, 100 shares issued and outstanding			—	—
Capital in excess of par	578,648	579,266	822,664	825,733
Retained earnings	169,094	193,320	223,314	252,116
Accumulated other comprehensive loss	(8,914)	(4,926)	(8,914)	(4,926)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	738,988	767,820	1,037,064	1,072,923
Non-controlling interest	30,567	30,227	30,567	30,227

Total Equity	769,555	798,047	1,067,631	1,103,150

Total Liabilities and Equity	$2,602,233	$2,628,970	$2,599,179	$2,626,054

The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2009	2010	2009	2010

Net operating revenues	$561,172	$584,813	$561,172	$584,813

Costs and expenses:
Cost of services	451,394	472,377	451,394	472,377
General and administrative	12,775	12,789	12,775	12,789
Bad debt expense	11,646	9,287	11,646	9,287
Depreciation and amortization	17,731	17,711	17,731	17,711

Total costs and expenses	493,546	512,164	493,546	512,164

Income from operations	67,626	72,649	67,626	72,649

Other income and expense:
Gain on early retirement of debt	11,754	—	11,754	—
Other income	—	134	1,653	134
Interest income	52	—	52	—
Interest expense	(34,672)	(30,042)	(25,969)	(23,038)

Income from operations before income taxes	44,760	42,741	55,116	49,745

Income tax expense	18,743	17,109	22,368	19,560

Net income	26,017	25,632	32,748	30,185

Less: Net income attributable to non-controlling interests	1,021	1,406	1,021	1,406

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	24,996	24,226	$31,727	$28,779

Less: Preferred dividends	6,362	—

Net income available to common stockholders	$18,634	$24,226

Income per common share:
Basic	$0.27	$0.15
Diluted	$0.27	$0.15
The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Equity and Income (Loss)
(unaudited)
(in thousands)

			Select Medical Holdings Corporation Stockholders
				Common			Accumulated Other
		Comprehensive	Common	Stock Par	Capital in	Retained	Comprehensive	Non-controlling
	Total	Income	Stock Issued	Value	Excess of Par	Earnings	Income (Loss)	Interests
Balance at December 31, 2009	$769,555		159,981	$160	$578,648	$169,094	$(8,914)	$30,567
Net income	25,632	$25,632				24,226		1,406
Unrealized gain on interest rate swap, net of tax	3,988	3,988					3,988

Total comprehensive income	$29,620	$29,620

Issuance and vesting of restricted stock	224				224
Exercise of stock options	110		24	—	110
Stock option expense	284				284
Distributions to non-controlling interests	(1,746)							(1,746)

Balance at March 31, 2010	$798,047		160,005	$160	$579,266	$193,320	$(4,926)	$30,227

Select Medical Corporation
Consolidated Statement of Changes in Equity and Income (Loss)
(unaudited)
(in thousands)

			Select Medical Corporation Stockholders
				Common			Accumulated Other
		Comprehensive	Common	Stock Par	Capital in	Retained	Comprehensive	Non-controlling
	Total	Income	Stock Issued	Value	Excess of Par	Earnings	Income (Loss)	Interests
Balance at December 31, 2009	$1,067,631		—	$—	$822,664	$223,314	$(8,914)	$30,567
Net income	30,185	$30,185				28,779		1,406
Unrealized gain on interest rate swap, net of tax	3,988	3,988					3,988

Total comprehensive income	$34,173	$34,173

Federal tax benefit of losses contributed by Holdings	2,451				2,451
Additional investment by Holdings	110				110
Settlement of dividends paid to Holdings	23					23
Distributions to non-controlling interests	(1,746)							(1,746)
Contribution related to restricted stock awards and stock option issuances by Holdings	508				508

Balance at March 31, 2010	$1,103,150		—	$—	$825,733	$252,116	$(4,926)	$30,227

The accompanying notes are an integral part of this statement.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2009	2010	2009	2010
Operating activities
Net income	$26,017	$25,632	$32,748	$30,185
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,731	17,711	17,731	17,711
Provision for bad debts	11,646	9,287	11,646	9,287
Gain on early retirement of debt	(11,754)	—	(11,754)	—
Loss from disposal of assets	140	133	140	133
Non-cash gain from interest rate swaps	—	(134)	(1,653)	(134)
Non-cash stock compensation expense	295	508	295	508
Amortization of debt discount	400	450	—	—
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(65,545)	(63,205)	(65,545)	(63,205)
Other current assets	(4,354)	(2,066)	(4,354)	(2,066)
Other assets	2,129	2,130	1,987	1,992
Accounts payable	(3,473)	(1,802)	(3,473)	(1,802)
Due to third-party payors	(109)	57	(109)	57
Accrued expenses	(12,523)	(20,633)	(4,275)	(14,172)
Income and deferred taxes	18,673	16,136	22,299	18,587

Net cash used in operating activities	(20,727)	(15,796)	(4,317)	(2,919)

Investing activities
Purchases of property and equipment	(7,036)	(13,047)	(7,036)	(13,047)

Net cash used in investing activities	(7,036)	(13,047)	(7,036)	(13,047)

Financing activities
Borrowings on revolving credit facility	53,000	—	53,000	—
Payments on revolving credit facility	(53,000)	—	(53,000)	—
Payment on credit facility term loan	(1,700)	—	(1,700)	—
Repurchase of 7 5/8% senior subordinated notes	(19,014)	—	(19,014)	—
Borrowings of other debt	5,184	5,015	5,184	5,015
Principal payments on seller and other debt	(2,362)	(2,357)	(2,362)	(2,357)
Dividends paid to Holdings	—	—	(16,490)	(12,877)
Payment of initial public offering costs	(106)	—	(106)	—
Repurchase of common and preferred stock	(80)	—	—	—
Proceeds from issuance of common stock	4	110	—	—
Equity investment by Holdings	—	—	4	110
Proceeds from (repayment of) bank overdrafts	(4,786)	17,314	(4,786)	17,314
Distributions to non-controlling interests	(951)	(1,746)	(951)	(1,746)

Net cash provided by (used in) financing activities	(23,811)	18,336	(40,221)	5,459

Net decrease in cash and cash equivalents	(51,574)	(10,507)	(51,574)	(10,507)

Cash and cash equivalents at beginning of period	64,260	83,680	64,260	83,680

Cash and cash equivalents at end of period	$12,686	$73,173	$12,686	$73,173

Supplemental Cash Flow Information
Cash paid for interest	$53,491	$46,038	$37,082	$33,162
Cash paid for taxes	$7	$980	$7	$980
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
The unaudited condensed consolidated financial statements of the Company as of March 31, 2010 and for the three month period ended March 31, 2009 and 2010 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.
Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2010.
2. Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“Update 2010-06”), which amends the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted update 2010-06 on January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-06 did not have an impact on the Company’s consolidated financial statements. The Company currently has no Level 3 measurements.
3. Intangible Assets
The Company’s intangible assets consist of the following:

	As of March 31, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(20,456)
Non-compete agreements	25,909	(21,883)

Total	$46,365	$(42,339)

Indefinite-lived intangible assets
Goodwill	$1,548,269
Trademarks	47,858
Certificates of need	11,425
Accreditations	1,339

Total	$1,608,891

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At March 31, 2010, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 4.2 years, respectively.

Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Amortization expense	$2,208	$1,867
Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the outpatient rehabilitation division of HealthSouth Corporation, Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the outpatient rehabilitation division of HealthSouth Corporation’s non-compete, the Kessler Rehabilitation Corporation non-compete, the SemperCare Inc. non-compete and the Company’s contract therapy relationships are approximately five, six, seven and five years, respectively. Amortization expense related to these intangible assets for each of the next five years commencing January 1, 2010 is approximately as follows (in thousands):

2010	$4,247
2011	1,306
2012	340
2013	0
2014	0
4. Restructuring Reserves
In connection with the acquisition of the outpatient rehabilitation division of HealthSouth Corporation, the Company recorded an estimated liability of $18.7 million in 2007 for business restructuring which was accounted for as additional purchase price. This reserve primarily included costs associated with workforce reductions and lease termination costs in accordance with the Company’s restructuring plan.
The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
December 31, 2009	$4,256
Amounts paid in 2010	(368)
Revision of estimate	(125)

March 31, 2010	$3,763

The Company expects to pay out the remaining lease termination costs through 2014.
5. Fair Value
Fair Value Measurements
The Company measures its interest rate swaps at fair value on a recurring basis. The Company determines the fair value of its interest rate swaps based on financial models that consider current and future market interest rates and adjustments for non-performance risk. The Company considers those inputs utilized in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The fair value of the Company’s interest rate swaps was a liability of $9.3 million at March 31, 2010 and $14.1 million at December 31, 2009. These liabilities are reported on the consolidated balance sheet as a current liability in accrued other.

Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The carrying value of Select’s senior secured credit facility was $483.1 million at both December 31, 2009 and March 31, 2010, respectively. The fair value of Select’s senior secured credit facility was $471.0 million and $473.4 million at December 31, 2009 and March 31, 2010, respectively. The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.
The carrying value of the 7 5/8% senior subordinated notes was $611.5 million at both December 31, 2009 and March 31, 2010, respectively. The fair value of the 7 5/8 senior subordinated notes was $593.2 million and $584.0 million at December 31, 2009 and March 31, 2010, respectively. The fair value of this registered debt was based on quoted market prices.
The carrying value of the senior floating rate notes was $167.3 million at both December 31, 2009 and March 31, 2010, respectively. The fair value of the senior floating rate notes was $155.6 million and $150.8 million at December 31, 2009 and March 31, 2010, respectively. The fair value of this registered debt was based on quoted market prices.
Interest Rate Swaps
The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows. On June 13, 2005, Select entered into two interest rate swap agreements to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transactions was August 22, 2005. The swaps are designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swaps is $200.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.31% and the fixed rate of the swaps was 7.34% at March 31, 2010. The swaps are for a period of five years and mature on August 23, 2010.
On March 8, 2007, Select entered into an additional interest rate swap agreement to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction was May 22, 2007. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $200.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.31% and the fixed rate of the swap was 7.88% at March 31, 2010. The swap is for a period of three years, and matures on May 22, 2010.
On November 16, 2007, Select entered into an additional interest rate swap agreement to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction was November 23, 2007. A portion of the swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $100.0 million, of which $83.1 million qualifies as a hedge. The underlying variable rate debt is associated with Select’s senior secured credit facility. The variable interest rate of the debt was 3.31% and the fixed rate of the swap was 7.33% at March 31, 2010. The swap is for a period of three years, and matures on November 22, 2010.

For the portion of the swaps that qualify as a hedge, the interest rate swaps are reflected at fair value in the consolidated balance sheet. A loss of $1.1 million, net of tax, was recorded in Holdings’ stockholders’ equity as a component of other comprehensive income (loss) for the three months ended March 31, 2009. A gain of $4.0 million, net of tax, was recorded for the three months ended March 31, 2010. Select recorded a loss of $1.6 million, net of tax, for the three months ended March 31, 2009, and a gain of $4.0 million, net of tax, for the three months ended March 31, 2010 related to the swaps in Select’s stockholder’s equity as a component of other comprehensive income (loss).The Company tests for ineffectiveness whenever financial statements are issued or at least every three months using the Hypothetical Derivative Method. See also Note 6, Accumulated Other Comprehensive Loss.
6. Accumulated Other Comprehensive Loss
Included in accumulated other comprehensive loss at December 31, 2009 and March 31, 2010 were cumulative losses of $8.9 million (net of tax) and $4.9 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.
7. Stockholders’ Equity
Participating Preferred Stock
Upon completion of Holdings’ initial public offering of common stock on September 30, 2009, Holdings’ outstanding participating preferred stock converted into a total of 64,276,974 common shares. Each share of preferred stock converted into a number of shares of common stock determined by:
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
8. Segment Information
The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain on early retirement of debt, stock compensation expense and other income.

The following tables summarize selected financial data for the Company’s reportable segments for the three months ended March 31, 2009 and 2010. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended March 31, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$393,232	$167,819	$121	$561,172
Adjusted EBITDA	76,781	21,284	(12,413)	85,652
Total assets:
Select Medical Corporation	1,943,006	504,047	104,225	2,551,278
Select Medical Holdings Corporation	1,943,006	504,047	111,844	2,558,897
Capital expenditures	4,155	2,810	71	7,036

	Three Months Ended March 31, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$411,685	$173,065	$63	$584,813
Adjusted EBITDA	82,897	20,518	(12,547)	90,868
Total assets:
Select Medical Corporation	1,991,456	502,346	132,252	2,626,054
Select Medical Holdings Corporation	1,991,456	502,346	135,168	2,628,970
Capital expenditures	10,598	2,035	414	13,047

A reconciliation of Adjusted EBITDA to income from operations before income taxes is as follows (in thousands):

	Three Months Ended March 31, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$76,781	$21,284	$(12,413)
Depreciation and amortization	(10,747)	(6,133)	(851)
Stock compensation expense	—	—	(295)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$66,034	$15,151	$(13,559)	$67,626	$67,626
Gain on early retirement of debt				11,754	11,754
Other income				—	1,653
Interest expense, net				(34,620)	(25,917)

Income from operations before income taxes				$44,760	$55,116

	Three Months Ended March 31, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$82,897	$20,518	$(12,547)
Depreciation and amortization	(10,959)	(5,856)	(896)
Stock compensation expense	—	—	(508)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$71,938	$14,662	$(13,951)	$72,649	$72,649
Other income				134	134
Interest expense, net				(30,042)	(23,038)

Income from operations before income taxes				$42,741	$49,745

9. Income per Common Share
The Company applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. Effective January 1, 2009 the Financial Accounting Standards Board (“FASB”) clarified that share based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. Participating securities are defined as securities that participate in dividends with common stock according to a predetermined formula. These participating securities should be included in the computation of basic earnings per share under the two class method. Based upon the clarification made by FASB, the Company concluded that its non-vested restricted stock awards meet the definition of a participating security and should be included in the Company’s computation of basic earnings per share.

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Three Months Ended
	March 31,
	2009	2010
	(in thousands, except per share data)

Numerator:
Net income attributable to Select Medical Holdings Corporation	$24,996	$24,226
Less: Preferred stock dividends	6,362	—
Less: Earnings allocated to preferred stockholders	1,818	—
Less: Earnings allocated to unvested restricted stockholders	295	50

Income available to common and preferred stockholders — basic and diluted	$16,521	$24,176

Denominator:
Weighted average shares — basic	60,386	159,670
Effect of dilutive securities:
Stock options	483	351

Weighted average shares — diluted	60,869	160,021

Basic income per common share	$0.27	$0.15
Diluted income per common share	$0.27	$0.15
The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2009	2010
	(in thousands)
Stock options	131	1,581

10. Early Retirement of Debt
During the first quarter of 2009, the Company paid approximately $19.0 million to repurchase and retire a portion of its 7 5/8% senior subordinated notes. These notes had a carrying value of $31.5 million. A gain on early retirement of debt in the amount of $11.8 million was recognized, which was net of the write-off of $0.7 million in unamortized deferred financing costs related to the debt.
11. Commitments and Contingencies
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
During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its hospitals in Columbus, Ohio. We believe that the subpoena has been issued in connection with a qui tam lawsuit, and that the government is currently investigating the matter to determine whether to intervene. The Company has produced documents in response to the subpoena and intends to fully cooperate with the government’s investigation. In addition, the Company has initiated an internal review of its policies and practices related to physician relationships in the Columbus market. At this time, the Company is unable to predict the timing and outcome of this matter.
On March 8, 2010, we received a letter from the United States Senate Finance Committee in response to a New York Times article published February 10, 2010 focusing on our Company and the long term acute care hospital industry entitled “Long-Term Care Hospitals Face Little Scrutiny.” The letter from the Senate Finance Committee asked us to respond to a variety of questions regarding our long-term care hospitals. On March 23, 2010, we responded to the Senate Finance Committee’s letter and intend on fully cooperating with their inquiry. At this time, the Company is unable to predict the timing and outcome of this matter.
Construction Commitments
At March 31, 2010, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at some of the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $9.3 million.

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
Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at March 31, 2009 and 2010 and for the three months ended March 31, 2009 and 2010.
The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at March 31, 2010:
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
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

Select Medical Corporation
Condensed Consolidating Balance Sheet
March 31, 2010
(unaudited)

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$68,404	$4,282	$487	$—		$73,173
Accounts receivable, net	—	326,647	34,350	—		360,997
Current deferred tax asset	13,000	29,175	5,202	—		47,377
Other current assets	6,780	16,562	2,961	—		26,303

Total Current Assets	88,184	376,666	43,000	—		507,850

Property and equipment, net	6,222	406,362	49,451	—		462,035
Investment in affiliates	2,176,251	79,788	—	(2,256,039	)(a)(b)	—
Goodwill	—	1,548,269	—	—		1,548,269
Other identifiable intangibles	—	64,648	—	—		64,648
Assets held for sale	11,342	—	—	—		11,342
Other assets	20,646	8,397	2,867	—		31,910

Total Assets	$2,302,645	$2,484,130	$95,318	$(2,256,039)		$2,626,054

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$17,314	$—	$—	$—		$17,314
Current portion of long-term debt and notes payable	54,316	802	666	—		55,784
Accounts payable	6,336	56,141	9,151	—		71,628
Intercompany accounts	482,964	(406,110)	(76,854)	—		—
Accrued payroll	77	62,040	168	—		62,285
Accrued vacation	2,947	34,300	5,335	—		42,582
Accrued interest	11,594	180	—	—		11,774
Accrued restructuring	—	3,763	—	—		3,763
Accrued other	38,890	34,452	2,205	—		75,547
Income taxes payable	2,649	—	—	—		2,649
Due to third party payors	—	19,925	(17,963)	—		1,962

Total Current Liabilities	617,087	(194,507)	(77,292)	—		345,288

Long-term debt, net of current portion	550,919	442,077	55,390	—		1,048,386
Non-current deferred tax liability	673	59,964	7,550	—		68,187
Other non-current liabilities	61,043	—	—	—		61,043

Total Liabilities	1,229,722	307,534	(14,352)	—		1,522,904

Stockholder’s Equity:
Capital in excess of par	825,733	—	—	—		825,733
Retained earnings	252,116	441,931	25,425	(467,356	)(b)	252,116
Subsidiary investment	—	1,734,665	54,018	(1,788,683	)(a)	—
Accumulated other comprehensive loss	(4,926)	—	—	—		(4,926)

Total Select Medical Corporation Stockholder’s Equity	1,072,923	2,176,596	79,443	(2,256,039)		1,072,923

Non-controlling interest	—	—	30,227	—		30,227

Total Equity	1,072,923	2,176,596	109,670	(2,256,039)		1,103,150

Total Liabilities and Equity	$2,302,645	$2,484,130	$95,318	$(2,256,039)		$2,626,054

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Quarter Ended March 31, 2010
(unaudited)

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$63	$502,327	$82,423	$—		$584,813

Costs and expenses:
Cost of services	328	405,265	66,784	—		472,377
General and administrative	12,774	15	—	—		12,789
Bad debt expense	—	7,671	1,616	—		9,287
Depreciation and amortization	818	14,650	2,243	—		17,711

Total costs and expenses	13,920	427,601	70,643	—		512,164

Income (loss) from operations	(13,857)	74,726	11,780	—		72,649

Other income and expense:
Intercompany interest and royalty fees	(1,074)	1,070	4	—		—
Intercompany management fees	22,816	(19,311)	(3,505)	—		—
Other income	134	—	—	—		134
Interest expense	(13,448)	(8,527)	(1,063)	—		(23,038)

Income (loss) from operations before income taxes	(5,429)	47,958	7,216	—		49,745

Income tax expense (benefit)	88	19,492	(20)	—		19,560
Equity in earnings of subsidiaries	34,296	5,596	—	(39,892	)(a)	—

Net income	28,779	34,062	7,236	(39,892)		30,185

Less: Net income attributable to non-controlling interests	—	—	1,406	—		1,406

Net income attributable to Select Medical Corporation	$28,779	$34,062	$5,830	$(39,892)		$28,779

(a)	Elimination of equity in net income from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Quarter Ended March 31, 2010
(unaudited)

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$28,779	$34,062	$7,236	$(39,892	)(a)	$30,185
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	818	14,650	2,243	—		17,711
Provision for bad debts	—	7,671	1,616	—		9,287
Loss from disposal of assets	—	96	37	—		133
Non-cash gain from interest rate swaps	(134)	—	—	—		(134)
Non-cash stock compensation expense	508	—	—	—		508
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(34,296)	(5,596)	—	39,892	(a)	—
Intercompany	2,808	(6,753)	3,945	—		—
Accounts receivable	—	(51,648)	(11,557)	—		(63,205)
Other current assets	(1,394)	(2,977)	2,305	—		(2,066)
Other assets	1,754	794	(556)	—		1,992
Accounts payable	3,107	(5,070)	161	—		(1,802)
Due to third-party payors	—	8,606	(8,549)	—		57
Accrued expenses	(22,991)	11,603	(2,784)	—		(14,172)
Income and deferred taxes	18,587	—	—	—		18,587

Net cash provided by (used in) operating activities	(2,454)	5,438	(5,903)	—		(2,919)

Investing activities
Purchases of property and equipment	(413)	(11,146)	(1,488)	—		(13,047)

Net cash used in investing activities	(413)	(11,146)	(1,488)	—		(13,047)

Financing activities
Borrowings of other debt	5,015	—	—	—		5,015
Principal payments on seller and other debt	(1,798)	(270)	(289)	—		(2,357)
Dividends paid to Holdings	(12,877)	—	—	—		(12,877)
Equity investment by Holdings	110	—	—	—		110
Proceeds from bank overdrafts	17,314	—	—	—		17,314
Intercompany debt reallocation	(17,433)	7,962	9,471	—		—
Distributions to non-controlling interests	—	—	(1,746)	—		(1,746)

Net cash provided by (used in) financing activities	(9,669)	7,692	7,436	—		5,459

Net increase (decrease) in cash and cash equivalents	(12,536)	1,984	45	—		(10,507)

Cash and cash equivalents at beginning of period	80,940	2,298	442	—		83,680

Cash and cash equivalents at end of period	$68,404	$4,282	$487	$—		$73,173

(a)	Elimination of equity in earnings of subsidiaries.

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2009
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

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009
(unaudited)

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$121	$500,735	$60,316	$—		$561,172

Costs and expenses:
Cost of services	53	400,836	50,505	—		451,394
General and administrative	12,744	31	—	—		12,775
Bad debt expense	—	10,377	1,269	—		11,646
Depreciation and amortization	772	15,463	1,496	—		17,731

Total costs and expenses	13,569	426,707	53,270	—		493,546

Income (loss) from operations	(13,448)	74,028	7,046	—		67,626

Other income and expense:
Intercompany interest and royalty fees	(3,702)	3,674	28	—		—
Intercompany management fees	39,250	(37,097)	(2,153)	—		—
Gain on early retirement of debt	11,754	—	—	—		11,754
Other income	1,653	—	—	—		1,653
Interest income	51	1	—	—		52
Interest expense	(17,343)	(7,932)	(694)	—		(25,969)

Income from operations before income taxes	18,215	32,674	4,227	—		55,116

Income tax expense	7,742	14,526	100	—		22,368
Equity in earnings of subsidiaries	21,254	3,095	—	(24,349	)(a)	—

Net income	31,727	21,243	4,127	(24,349)		32,748

Less: Net income attributable to non-controlling interests	—	—	1,021	—		1,021

Net income attributable to Select Medical Corporation	$31,727	$21,243	$3,106	$(24,349)		$31,727

(a)	Elimination of equity in net income from consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(unaudited)

	Select Medical
	Corporation		Non-
	(Parent Company	Subsidiary	Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$31,727	$21,243	$4,127	$(24,349	)(a)	$32,748
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	772	15,463	1,496	—		17,731
Provision for bad debts	—	10,377	1,269	—		11,646
Gain on early retirement of debt	(11,754)	—	—	—		(11,754)
Loss from disposal of assets	1	136	3	—		140
Non-cash gain from interest rate swaps	(1,653)	—	—	—		(1,653)
Non-cash stock compensation expense	295	—	—	—		295
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(21,254)	(3,095)	—	24,349	(a)	—
Intercompany	(16,450)	13,835	2,615	—		—
Accounts receivable	(189)	(63,606)	(1,750)	—		(65,545)
Other current assets	(3,698)	330	(986)	—		(4,354)
Other assets	2,653	(818)	152	—		1,987
Accounts payable	(696)	(1,264)	(1,513)	—		(3,473)
Due to third-party payors	—	3,174	(3,283)	—		(109)
Accrued expenses	(10,629)	6,026	328	—		(4,275)
Income and deferred taxes	22,299	—	—	—		22,299

Net cash provided by (used in) operating activities	(8,576)	1,801	2,458	—		(4,317)

Investing activities
Purchases of property and equipment	(262)	(5,331)	(1,443)	—		(7,036)

Net cash used in investing activities	(262)	(5,331)	(1,443)	—		(7,036)

Financing activities
Borrowings on revolving credit facility	53,000	—	—	—		53,000
Payments on revolving credit facility	(53,000)	—	—	—		(53,000)
Payments on credit facility term loan	(1,700)	—	—	—		(1,700)
Repurchase of 7 5/8% senior subordianted notes	(19,014)	—	—	—		(19,014)
Borrowings of other debt	5,184	—	—	—		5,184
Principal payments on seller and other debt	(1,961)	(398)	(3)	—		(2,362)
Dividends paid to Holdings	(16,490)	—	—	—		(16,490)
Payment of initial public offering costs	(106)	—		—		(106)
Equity investment by Holdings	4	—	—	—		4
Repayment of bank overdrafts	(4,786)	—	—	—		(4,786)
Intercompany debt reallocation	(1,103)	1,142	(39)	—		—
Distributions to non-controlling interests	—	—	(951)	—		(951)

Net cash provided by (used in) financing activities	(39,972)	744	(993)	—		(40,221)

Net increase (decrease) in cash and cash equivalents	(48,810)	(2,786)	22	—		(51,574)

Cash and cash equivalents at beginning of period	58,332	5,108	820	—		64,260

Cash and cash equivalents at end of period	$9,522	$2,322	$842	$—		$12,686

(a)	Elimination of equity in earnings of subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our unaudited consolidated financial statements and accompanying notes.
Forward Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” “intend” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	additional changes in government reimbursement for our services, including changes that will result from the expiration of the moratorium for long term acute care hospitals established by the SCHIP Extension Act of 2007, the American Recovery and Reinvestment Act, and the Patient Protection and Affordable Care Act may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;
•	the failure of our specialty hospitals to maintain their Medicare certifications as such may cause our net operating revenues and profitability to decline;
•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;
•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;
•	future acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;
•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;
•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;
•	shortages in qualified nurses or therapists could increase our operating costs significantly;
•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;
•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;
•	the ability to refinance our outstanding indebtedness before it comes due;
•	the ability to obtain any necessary or desired waiver or amendment from our lenders may be difficult due to the current uncertainty in the credit markets;
•	the inability to draw funds under our senior secured credit facility because of lender defaults; and
•	other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Overview
We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of March 31, 2010, we operated 89 long term acute care hospitals and six inpatient rehabilitation facilities in 25 states, and 959 outpatient rehabilitation clinics in 36 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $584.8 million for the three months ended March 31, 2010. Of this total, we earned approximately 70% of our net operating revenues from our specialty hospitals and approximately 30% from our outpatient rehabilitation business for the three months ended March 31, 2010. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive inpatient medical rehabilitation care. Patients are typically admitted to our long term acute care hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Recent Trends and Events
Summary Financial Results
First Quarter Ended March 31, 2010
For the three months ended March 31, 2010, our net operating revenues increased 4.2% to $584.8 million compared to $561.2 million for the three months ended March 31, 2009. This increase in net operating revenues resulted from a 4.7% increase in our specialty hospital net operating revenue and a 3.1% increase in our outpatient rehabilitation net operating revenue. The increase in our specialty hospital net operating revenue is principally due to the hospitals opened as of January 1, 2009 and operated by us throughout both periods. The increase in our outpatient rehabilitation net operating revenue is principally due to an increase in contract services based revenue. We had income from operations for the three months ended March 31, 2010 of $72.6 million compared to $67.6 million for the three months ended March 31, 2009. The increase in income from operations was principally related to an increase in profitability of our specialty hospitals opened as of January 1, 2009 and operated throughout both periods. Holdings’ interest expense for the three months ended March 31, 2010 was $30.0 million compared to $34.7 million for the three months ended March 31, 2009. Select’s interest expense for the three months ended March 31, 2010 was $23.0 million compared to $26.0 million for the three months ended March 31, 2009. The decrease in interest expense for both Holdings and Select was attributable to a reduction in outstanding debt balances that occurred throughout 2009.
Cash flow from operations used $15.8 million of cash for the three months ended March 31, 2010 for Holdings and $2.9 million of cash for the three months ended March 31, 2010 for Select. The difference primarily relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
Regulatory Changes
In the last few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. The following is a discussion of significant regulatory changes that have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”) on March 17, 2010. Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion that is contained in our Annual Report on Form 10-K for the year ended December 31, 2009.
Health Reform Legislation
On March 23, 2010, President Obama signed into law H.R. 3590, the “Patient Protection and Affordable Care Act” (“PPACA”). The PPACA expands access to health insurance through subsidies, coverage mandates and other insurance market reforms. In addition, PPACA makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives addressing, among other things, reductions in healthcare spending, patient safety incentives, and protections against fraud and abuse of federal healthcare programs. The PPACA adopts significant changes to the Medicare program that are particularly relevant to long term acute care hospitals (“LTCHs”), inpatient rehabilitation facilities (“IRFs”) and outpatient rehabilitation services. As part of health reform legislation, President Obama also signed H.R. 4872, the “Health Care and Education Affordability Reconciliation Act of 2010,” which made some limited but important changes to the PPACA.

Extension of Changes Made by the Medicare, Medicaid, and SCHIP Extension Act of 2007
The PPACA includes a two-year extension to Sections 114(c) and (d) of the Medicare, Medicaid, and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), as amended by the American Recovery and Reinvestment Act of 2009 (Public Law 111-5) (“ARRA”). The two-year extension applies the relief granted by Section 114(c) to the “25% Rule” payment adjustment, the one-time budget neutrality adjustment and the very short stay outlier payment adjustment. The two-year extension also applies to the moratorium on new LTCHs and new LTCH beds adopted in Section 114(d) of the SCHIP Extension Act. Each of these changes are described further below.
25% Rule
The 25% Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located (“host”) hospital or a non-co-located hospital and who exceed applicable percentage thresholds of discharged Medicare patients. The following table describes the types of LTCHs and the relief they have received under the SCHIP Extension Act as amended by the ARRA and PPACA, from the payment adjustment for these discharges:

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Non-grandfathered HIHs opened before October 1, 2004 (54 owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Non-grandfathered satellite facilities opened before October 1, 2004 (five owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Grandfathered HIHs (two owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Grandfathered satellites (no owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after July 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Freestanding facilities (23 owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	25% Rule not applicable.

Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (no owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

HIHs and satellite facilities opened on or after October 1, 2004. (four owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.
One-Time Budget Neutrality Adjustment
The regulations governing the prospective payment system specifically applicable to LTCHs, referred to as “LTCH-PPS,” give the Centers for Medicare and Medicaid Services (“CMS”) the ability to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS. In the rate year 2009 LTCH-PPS final rule, CMS estimated this one-time adjustment would result in a negative adjustment of 3.75% to the base rate. The SCHIP Extension Act precluded CMS from implementing the one-time prospective adjustment to the LTCH standard amount for a period of three years. PPACA extends by two years the stay on CMS’s ability to adopt a one-time budget neutrality adjustment to LTCH-PPS. PPACA prohibits such a one-time adjustment before December 29, 2012.
Short Stay Outlier Policy
The SCHIP Extension Act prevented CMS from applying the so-called very short stay outlier policy that was added to LTCH-PPS in the 2008 rate year update published on May 11, 2007. This policy would result in a payment equivalent to the short-term care hospital rate for cases with a length of stay that is less than the average length of stay plus one standard deviation of a case with the same diagnosis related group under the inpatient prospective payment system, regardless of the clinical considerations for admission to the LTCH or the average length of stay an LTCH must satisfy for Medicare certification. The SCHIP Extension Act precluded CMS from implementing the very short stay outlier policy for a period of three years. PPACA extends this prohibition by two years. CMS may not apply the very short stay outlier policy before December 29, 2012.
Moratorium on New LTCHs and New LTCH Beds
The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities. PPACA extends this moratorium by two years. The moratorium will now expire on December 28, 2012.

Medicare Quality Reporting
The PPACA requires that CMS establish new quality data reporting programs for LTCHs and IRFs. By rate year 2014, CMS is required to select and implement quality measures for these providers. These programs are mandatory. If a provider fails to report on the selected quality measures, it will see its reimbursement reduced by 2% of the annual market basket update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent rate years. CMS is required to establish the quality measures applicable to rate year 2014 no later than October 1, 2012.
Medicare Market Basket Adjustments
The PPACA institutes a market basket payment adjustment to LTCHs. In rate year 2010, LTCHs are subject to a market basket reduction of minus 0.25% for discharges occurring after April 1, 2010. In rate year 2011, LTCHs are subject to a market basket reduction of minus 0.5%. There will be a slightly smaller 0.1% market basket reduction for LTCHs in rate years 2012 and 2013. Rate year 2014 the market basket update will be reduced by 0.3%. Rate years 2015 and 2016 the market basket update will be reduced by 0.2%. Finally, in rate years 2017-2019, the market basket update will be reduced by 0.75%. The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.
The PPACA also implements a market basket payment adjustment for IRFs. For fiscal years 2010 and 2011, IRFs are subject to a market basket reduction of minus 0.25%. For fiscal years 2012 and 2013, the reduction is 0.1%. For fiscal year 2014, the reduction is 0.3%. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 — 2019, the reduction is 0.75%.
Medicare Productivity Adjustment
PPACA implements a separate productivity adjustment for the first time for hospital inpatient services beginning in rate year 2012 for LTCHs and fiscal year 2012 for IRFs. This provision will apply a negative productivity adjustment to the market basket that is used to update the standard federal rate on an annual basis. The adjustment will be applied each year. The market basket does not currently account for increases in provider productivity that could reduce the actual cost of providing services (e.g., through new technology or fewer inputs). The productivity adjustment will equal the 10-year moving average of changes in the annual economy-wide private nonfarm business multi-factor productivity. This is a statistic reported by the Bureau of Labor Statistics and updated in the spring of each year. While this adjustment will change year-to-year, it is currently estimated that this adjustment to the market basket will be approximately minus 1.0% on average.
Hospital Wage Index
The PPACA abandons the current system of calculating the hospital wage index based on data submitted in hospital cost reports, which currently has a four year lag in data. In its place, CMS is required to develop a comprehensive reform plan to present to Congress by December 31, 2011 using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. Although the PPACA addresses the hospital wage index generally, this change presumably applies to LTCHs given that the LTCH-PPS wage index is computed using wage data from inpatient acute care hospitals.

Independent Payment Advisory Board
The PPACA establishes an independent board called the “Independent Payment Advisory Board” that will develop and submit proposals to President Obama and Congress beginning in 2014. The Independent Payment Advisory Board’s proposals must be designed to reduce Medicare spending by targeted amounts compared to the trajectory of Medicare spending under current law. The Independent Payment Advisory Board’s first proposal with savings recommendations could be submitted by January 14, 2014, for implementation in 2015, if the Medicare per capita target growth rate is exceeded, as described in the PPACA. However, the Independent Payment Advisory Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers scheduled to receive a reduction in their payment updates as a result of the Medicare productivity adjustment (discussed above).
Physician-Owned Hospital Limitations
Under the transparency and program integrity provisions of the PPACA, the exception to the federal self-referral law (or “Stark law”) that currently permits physicians to refer patients to hospitals in which they have an ownership or investment interest will be dramatically curtailed. Only hospitals, including LTCHs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. The Secretary of the Department of Health and Human Services is required to implement a process for allowing bed increases by August 1, 2011 and must promulgate regulations to carry out this process no later than January 1, 2012. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety.
Provider and Employee Screening
The PPACA imposes new screening requirements on all Medicare providers. The screening must include a licensure check and may include other procedures such as a criminal background check, fingerprinting, unscheduled and unannounced site visits, database checks, and other screening techniques CMS deems appropriate to prevent fraud, waste and abuse. Medicare providers and suppliers will be required to pay a fee in connection with the screening procedures. The PPACA also imposes new disclosure requirements and authorizes surety bonds for the enrollment of new providers and suppliers.
In addition, the PPACA requires LTCHs to conduct national and state criminal background checks, including fingerprint checks of their employees and contractors who have (or may have) one-on-one contact with patients. Our LTCHs are prohibited from hiring or retaining workers with a finding of patient or resident abuse that is disqualifying.
Medicare Compliance Requirements and Penalties
The PPACA includes new compliance requirements and increases existing penalties for non-compliance with federal law and the Medicare conditions of participation. In addition, Medicare claims will be paid only if submitted within 12 months. Penalties for submitting false claims and for submitting false statements material to a false claim will be increased. The Secretary will be granted the authority to suspend payments to a provider pending an investigation of credible allegations of fraud. Further, the Recovery Audit Contractor or RAC program will be extended to Medicare Parts C and D and Medicaid no later than December 31, 2010.

Additional Medicare Rulemaking
We expect CMS to propose and adopt numerous regulations implementing the requirements of the PPACA. Furthermore, the policies and payment rates in the 2011 fiscal year LTCH-PPS proposed rule do not reflect the statutory changes made by the PPACA. CMS intends to publish separate rules addressing changes made by the PPACA to LTCH-PPS for rate year 2010 and fiscal year 2011.
Reductions to the Medicare Physician Fee Schedule
The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2009 CMS or Congress has taken action to prevent the SGR formula reductions. On April 15, 2010, President Obama signed into law, the Continuing Extension Act of 2010, which retroactively blocks through May 31, 2010 a 21.2% cut in the Medicare physician fee schedule that went into effect April 1, 2010 under the sustainable growth formula.
Medicare Payment of Long-Term Acute Care Hospitals during Fiscal Year 2011
On April 19, 2010, CMS released the proposed policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 and before September 30, 2011). In the proposed rule, CMS announced its intent to replace the term “rate year” with “fiscal year” to reflect that LTCHs payment polices are now revised on a fiscal year basis (from October 1st through September 30th). For fiscal year 2011 CMS adopted a 0.1% decrease in payments under LTCH-PPS. As a result, the standard federal rate for fiscal year 2011 is set at $39,856.75, a decrease from $39,896.65 in rate year 2010. The decrease is based on a market basket increase estimate of 2.4% less an adjustment of -2.5% to account for what CMS attributes as an increase in case-mix in prior periods (rate years 2008 and 2009) that resulted from changes in documentation and coding practices that did not reflect increases in patients’ severity of illness. The fixed loss amount for high cost outlier cases is set at $18,692. This is an increase from the fixed loss amount in the 2010 rate year of $18,425.
Medicare Payment of Outpatient Rehabilitation Services
Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2010, the annual limit on outpatient therapy services is $1,860 for combined physical and speech language pathology services and $1,860 for occupational therapy services. The per beneficiary caps were $1,840 for calendar year 2009. In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The PPACA extended the exceptions process through December 31, 2010.

Facility Licensure, Certification and Accreditation
Our specialty hospitals and outpatient rehabilitation clinics are subject to extensive and changing federal, state and local regulations and private accreditation standards. Hospitals are required to comply with state hospital standards setting requirements related to patient rights, composition and responsibilities of the hospital governing body, medical staff, quality improvement, infection control, nursing services, food and nutrition, medical records, drug distribution, diagnostic and treatment services, surgical services, emergency services and social work. Our hospitals are also required to meet conditions of participation under Medicare programs in order to qualify to receive reimbursement under these programs. In addition, many of our hospitals and outpatient rehabilitation clinics are accredited by The Joint Commission, previously known as The Joint Commission on Accreditation of Healthcare Organizations, and The Commission on Accreditation of Rehabilitation Facilities, by voluntarily complying with a specific set of accreditation standards.
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

	Three Months
	Ended
	March 31,
	2009	2010
Specialty hospital data(1):
Number of hospitals — start of period	93	94
Number of hospital start-ups	—	—
Number of hospitals acquired	—	—
Number of hospitals consolidated	—	—
Number of hospitals closed	(1)	—

Number of hospitals owned — end of period	92	94
Number of hospitals managed — end of period	—	1

Total number of hospitals (all) — end of period	92	95

Available licensed beds	4,172	4,245
Admissions	10,805	11,101
Patient days	256,273	267,848
Average length of stay (days)	24	25
Net revenue per patient day(2)	$1,508	$1,511
Occupancy rate	68%	70%
Percent patient days — Medicare	65%	65%
Outpatient rehabilitation data:
Number of clinics owned — start of period	880	883
Number of clinics acquired	1	—
Number of clinic start-ups	—	5
Number of clinics closed/sold	(6)	(3)

Number of clinics owned — end of period	875	885
Number of clinics managed — end of period	73	74

Total number of clinics (all) — end of period	948	959

Number of visits	1,096,296	1,125,958
Net revenue per visit (3)	$103	$101

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital inpatient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	80.4	80.8	80.4	80.8
General and administrative	2.3	2.2	2.3	2.2
Bad debt expense	2.1	1.6	2.1	1.6
Depreciation and amortization	3.2	3.0	3.2	3.0

Income from operations	12.0	12.4	12.0	12.4
Gain on early retirement of debt	2.1	—	2.1	—
Other income	—	—	0.3	—
Interest expense, net	(6.1)	(5.1)	(4.6)	(4.0)

Income from operations before income taxes	8.0	7.3	9.8	8.4
Income tax expense	3.3	2.9	4.0	3.3

Net income	4.7	4.4	5.8	5.1
Net income attributable to non-controlling interest	0.2	0.2	0.2	0.2

Net income attributable to Holdings and Select	4.5%	4.2%	5.6%	4.9%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2009	2010	%Change	2009	2010	%Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$393,232	$411,685	4.7%	$393,232	$411,685	4.7%
Outpatient rehabilitation	167,819	173,065	3.1	167,819	173,065	3.1
Other(3)	121	63	(47.9)	121	63	(47.9)

Total company	$561,172	$584,813	4.2%	$561,172	$584,813	4.2%

Income (loss) from operations:
Specialty hospitals	$66,034	$71,938	8.9%	$66,034	$71,938	8.9%
Outpatient rehabilitation	15,151	14,662	(3.2)	15,151	14,662	(3.2)
Other(3)	(13,559)	(13,951)	(2.9)	(13,559)	(13,951)	(2.9)

Total company	$67,626	$72,649	7.4%	$67,626	$72,649	7.4%

Adjusted EBITDA:(2)
Specialty hospitals	$76,781	$82,897	8.0%	$76,781	$82,897	8.0%
Outpatient rehabilitation	21,284	20,518	(3.6)	21,284	20,518	(3.6)
Other(3)	(12,413)	(12,547)	(1.1)	(12,413)	(12,547)	(1.1)

Adjusted EBITDA margins:(2)
Specialty hospitals	19.5%	20.1%	3.1%	19.5%	20.1%	3.1%
Outpatient rehabilitation	12.7	11.9	(6.3)	12.7	11.9	(6.3)
Other(3)	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,943,006	$1,991,456		$1,943,006	$1,991,456
Outpatient rehabilitation	504,047	502,346		504,047	502,346
Other(3)	111,844	135,168		104,225	132,252

Total company	$2,558,897	$2,628,970		$2,551,278	$2,626,054

Purchases of property and equipment, net:
Specialty hospitals	$4,155	$10,598		$4,155	$10,598
Outpatient rehabilitation	2,810	2,035		2,810	2,035
Other(3)	71	414		71	414

Total company	$7,036	$13,047		$7,036	$13,047

The following tables reconcile same hospitals information:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$393,232	$411,685	$393,232	$411,685
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	3,022	8,826	3,022	8,826

Specialty hospitals same store net operating revenue	$390,210	$402,859	$390,210	$402,859

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$76,781	$82,897	$76,781	$82,897
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	53	(1,071)	53	(1,071)

Specialty hospitals same store Adjusted EBITDA(2)	$76,728	$83,968	$76,728	$83,968

All specialty hospitals Adjusted EBITDA margin(2)	19.5%	20.1%	19.5%	20.1%
Specialty hospitals same store Adjusted EBITDA margin(2)	19.7%	20.8%	19.7%	20.8%

N/M — Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, other income (expense), long term incentive and compensation. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 8 to our interim unaudited consolidated financial statements for the period ended March 31, 2010 for a reconciliation of income from operations before income taxes to Adjusted EBITDA as utilized by us in reporting our segment performance.

(3)	Other includes our general and administrative services and non-healthcare services.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
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
Net Operating Revenues
Our net operating revenues increased by 4.2% to $584.8 million for the three months ended March 31, 2010 compared to $561.2 million for the three months ended March 31, 2009.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 4.7% to $411.7 million for the three months ended March 31, 2010 compared to $393.2 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, the hospitals acquired in 2009 increased net operating revenues by $7.6 million, and the hospitals opened in 2009 increased net operating revenues by $0.7 million. These increases were offset partially by the loss of revenues from hospitals that closed during 2009, which accounted for $2.5 million of the difference in net operating revenues between the three months ended March 31, 2009 and March 31, 2010. Net operating revenues for the specialty hospitals opened as of January 1, 2009 and operated by us throughout both periods increased by $12.7 million to $402.9 million for the three months ended March 31, 2010, compared to $390.2 million for the three months ended March 31, 2009. This increase in net operating revenue is principally related to an increase in our occupancy and patient days in these same store hospitals. Our patient days for these same store hospitals for the three months ended March 31, 2010 increased 3.4% as compared to the three months ended March 31, 2009, which was primarily related to an increase in our Medicare patient days. The occupancy percentage in our same store hospitals increased to 71% for the three months ended March 31, 2010 from 68% for the three months ended March 31, 2009. Our average net revenue per patient day in our same store hospitals remained stable at $1,507 for the three months ended March 31, 2010 compared to $1,508 for the three months ended March 31, 2009.
Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 3.1% to $173.1 million for the three months ended March 31, 2010 compared to $167.8 million for the three months ended March 31, 2009. The increase in our outpatient rehabilitation net operating revenues was primarily due to an increase in contracted services based revenue resulting from new business. The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended March 31, 2010 grew approximately 1.0% as compared to the three months ended March 31, 2009. The number of patient visits in our outpatient rehabilitation clinics increased 2.7% for the three months ended March 31, 2010 to 1,125,958 visits compared to 1,096,296 visits for the three months ended March 31, 2009. Net revenue per visit in our clinics declined 1.9% to $101 for the three months ended March 31, 2010, compared to $103 for the three months ended March 31, 2009. This reduction in net revenue per visit is primarily related to a migration of patients in one of the areas we serve into a managed care plan that has lower reimbursement rates.

Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $18.7 million to $494.5 million for the three months ended March 31, 2010 compared to $475.8 million for the three months ended March 31, 2009. As a percentage of our net operating revenues, our operating expenses were 84.5% for the three months ended March 31, 2010 compared to 84.8% for the three months ended March 31, 2009. Our cost of services, a major component of which is labor expense, were $472.4 million for the three months ended March 31, 2010 compared to $451.4 million for the three months ended March 31, 2009. The principal cause of this increase was increased costs associated with the growth experienced in our hospitals opened as of January 1, 2009 and operated by us throughout both periods and the hospitals acquired in 2009. Another component of cost of services is facility rent expense, which was $29.1 million for the three months ended March 31, 2010 compared to $28.7 million for the three months ended March 31, 2009. General and administrative expenses were $12.8 million for both the three months ended March 31, 2010 and 2009. Our bad debt expense as a percentage of net operating revenues was 1.6% for the three months ended March 31, 2010 compared to 2.1% for the three months ended March 31, 2009. The reduction resulted from improved collections and a reduction in the amount of accounts receivable outstanding greater than 180 days.
Adjusted EBITDA
Specialty Hospitals. Adjusted EBITDA increased by 8.0% to $82.9 million for the three months ended March 31, 2010 compared to $76.8 million for the three months ended March 31, 2009. Our Adjusted EBITDA margins increased to 20.1% for the three months ended March 31, 2010 from 19.5% for the three months ended March 31, 2009. The hospitals opened as of January 1, 2009 and operated by us throughout both periods had Adjusted EBITDA of $84.0 million for the three months ended March 31, 2010, an increase of $7.3 million or 9.5% over the Adjusted EBITDA of $76.7 million for these hospitals for the three months ended March 31, 2009. Our Adjusted EBITDA margin in these same store hospitals increased to 20.8% for the three months ended March 31, 2010 from 19.7% for the three months ended March 31, 2009. The principal reason for the growth in our Adjusted EBITDA and Adjusted EBITDA margin for these same store hospitals was an increase in the volume of cases we treated in these hospitals and our ability to control our costs of services in these hospitals. We were also able to reduce the bad debt expense in these hospitals, which had the effect of increasing our Adjusted EBITDA and Adjusted EBITDA margin. Our hospitals opened during 2009 or currently still in development incurred Adjusted EBITDA losses of $1.0 million for the three months ended March 31, 2010.
Outpatient Rehabilitation. Adjusted EBITDA decreased by 3.6% to $20.5 million for the three months ended March 31, 2010 compared to $21.3 million for the three months ended March 31, 2009. Our Adjusted EBITDA margins declined to 11.9% for the three months ended March 31, 2010 from 12.7% for the three months ended March 31, 2009. The decrease in Adjusted EBITDA was primarily the result of higher costs in our contract services business that resulted from lost productivity in the Northeast due to a difficult winter weather season and the need to use higher cost agency staffing at some of our locations.
Other. The Adjusted EBITDA loss was $12.5 million for the three months ended March 31, 2010 compared to an Adjusted EBITDA loss of $12.4 million for the three months ended March 31, 2009 and is primarily related to our general and administrative expenses.
Income from Operations
For the three months ended March 31, 2010 we experienced income from operations of $72.6 million compared to $67.6 million for the three months ended March 31, 2009. The increase in income from operations resulted primarily from increased profitability at the hospitals opened as of January 1, 2009 and operated by us throughout both periods.

Gain on Early Retirement of Debt
Select Medical Corporation. For the three months ended March 31, 2009, we paid approximately $19.0 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $31.5 million. A gain on early retirement of debt in the amount of $11.8 million was recognized on the transactions, which was net of the write-off of unamortized deferred financing costs related to the debt.
Interest Expense
Select Medical Corporation. Interest expense was $23.0 million for the three months ended March 31, 2010 compared to $26.0 million for the three months ended March 31, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of our repurchases of 7 5/8% senior subordinated notes and the repayment of a portion of our senior secured credit facility with proceeds from our initial public offering of common stock.
Select Medical Holdings Corporation. Interest expense was $30.0 million for the three months ended March 31, 2010 compared to $34.7 million for the three months ended March 31, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of our repurchases of 7 5/8% senior subordinated notes, repurchases of Holdings’ senior floating rate notes and the repayment of a portion of our senior secured credit facility with proceeds from our initial public offering of common stock.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $19.6 million for the three months ended March 31, 2010. The expense represented an effective tax rate of 39.3%. We recorded income tax expense of $22.4 million for the three months ended March 31, 2009. The expense represented an effective tax rate of 40.6%. The lower effective tax rate we experienced for the three months ended March 31, 2010 is due to a reduction in our effective tax rate for state and local taxes and a reduction in the amount of tax reserves provided on uncertain tax positions.
Select Medical Holdings Corporation. We recorded income tax expense of $17.1 million for the three months ended March 31, 2010. The expense represented an effective tax rate of 40.0%. We recorded income tax expense of $18.7 million for the three months ended March 31, 2009. The expense represented an effective tax rate of 41.9%. The lower effective tax rate we experienced for the three months ended March 31, 2010 is due to a reduction in our effective tax rate for state and local taxes and a reduction in the amount of tax reserves provided on uncertain tax positions.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $1.4 million for the three months ended March 31, 2010 and $1.0 million for the three months ended March 31, 2009. These amounts reflect minority owners’ share of the earnings of joint ventured operations.

Liquidity and Capital Resources
Three Months Ended March 31, 2010 and Three Months Ended March 31, 2009

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2010	2009	2010
	(in thousands)		(in thousands)

Cash flows used in operating activities	$(20,727)	$(15,796)	$(4,317)	$(2,919)
Cash flows used in investing activities	(7,036)	(13,047)	(7,036)	(13,047)
Cash flows provided by (used in) financing activities	(23,811)	18,336	(40,221)	5,459

Net decrease in cash and cash equivalents	(51,574)	(10,507)	(51,574)	(10,507)
Cash and cash equivalents at beginning of period	64,260	83,680	64,260	83,680

Cash and cash equivalents at end of period	$12,686	$73,173	$12,686	$73,173

Operating activities for Select used $2.9 million for the three months ended March 31, 2010. Our days sales outstanding were 56 days at March 31, 2010 compared to 49 days at December 31, 2009. The increase in days sales outstanding between December 31, 2009 and March 31, 2010 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.
The operating cash flow of Select exceeds the operating cash flow of Holdings by $12.9 million for the three months ended March 31, 2010 and by $16.4 million for the three months ended March 31, 2009. The difference relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
Investing activities used $13.0 million of cash flow for the three months ended March 31, 2010 and $7.0 million of cash flow for the three months ended March 31, 2009. The use of cash in both periods related to the purchase of property and equipment.
Financing activities for Select provided $5.5 million of cash flow for the three months ended March 31, 2010. The primary source of cash related to proceeds from bank overdrafts of $17.3 million and borrowings of other debt of $5.0 million, offset by payments on our seller and other debt of $2.4 million, dividends paid to Holdings to fund interest payments of $12.9 million, and $1.7 million in distributions to non-controlling interests. Financing activities used $40.2 million of cash flow for the three months ended March 31, 2009. The primary use of cash related to the repurchases of Select’s 7 5/8% senior subordinated notes for $19.0 million, repayment of bank overdrafts of $4.8 million, payment on the term loan portion of our senior secured credit facility of $1.7 million, dividends paid to Holdings of $16.5 million and $1.0 million in distributions to non-controlling interests. These payments were offset by net borrowings related to seller and other debt of $2.8 million.
The difference in cash flows provided by (used in) financing activities of Holdings compared to Select of $12.9 million for the three months ended March 31, 2010 and $16.4 million for the three months ended March 31, 2009 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its senior subordinated notes and its senior floating rate notes.

Capital Resources
Select Medical Corporation. Select had net working capital of $162.6 million at March 31, 2010 compared to net working capital of $167.3 million at December 31, 2009. The decrease in net working capital is primarily due to an increase in our current portion of long-term debt offset by an increase in our accounts receivable.
Select Medical Holdings Corporation. Holdings had net working capital of $159.6 million at March 31, 2010 compared to net working capital of $170.8 million at December 31, 2009. The decrease in net working capital is primarily due to an increase in our current portion of long-term debt offset by an increase in our accounts receivable.
At March 31, 2010, our senior secured credit facility provides for senior secured financing consisting of:
•	a $300.0 million revolving loan facility that will terminate on February 24, 2011, including both a letter of credit sub-facility and a swingline loan sub-facility, and
•	$191.8 million in term loans that mature on February 24, 2012 (the “Tranche B Term Loans”), and
•	$291.3 million in term loans that mature on August 22, 2014 (the “Tranche B-1 Term Loans”).
The interest rates per annum applicable to loans, other than swingline loans and Tranche B-1 Term Loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The interest rates per annum applicable to the Tranche B-1 Term Loans under our senior credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for borrowings under our revolving loans is subject to change based upon the ratio of Select’s total indebtedness to consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage for revolving loans is currently (1) 0.75% for alternate base rate loans and (2) 1.75% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B Term Loans are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B-1 Term Loans are (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans.
Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios which become more restrictive over time. For the four consecutive fiscal quarters ended March 31, 2010, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA (as defined in our senior secured credit facility) to cash interest expense) for the prior four consecutive fiscal quarters of at least 2.00 to 1.00. Select’s interest expense coverage ratio was 2.78 to 1.00 for such period. As of March 31, 2010, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 4.75 to 1.00. Select’s leverage ratio was 3.11 to 1.00 as of March 31, 2010.

Also, as of March 31, 2010, we had $272.5 million of availability under our revolving loan facility (after giving effect to $27.5 million of outstanding letters of credit).
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
Select has outstanding $611.5 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of Select’s wholly-owned subsidiaries, subject to certain exceptions. On or after February 1, 2010, the notes may be redeemed at Select’s option, in whole or in part, at redemption prices that decline annually to 100% on and after February 1, 2013, plus accrued and unpaid interest. From February 1, 2010 to January 31, 2011, Select may redeem the notes at a redemption price equal to 103.813% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the redemption date. Upon a change of control of Holdings, each holder of notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.
As of March 31, 2010, Holdings had outstanding $167.3 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The senior floating rate notes are general unsecured obligations of Holdings and are not guaranteed by Select or any of its subsidiaries.
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
We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance normal operations over the next twelve months. Our lenders, including the lenders participating in our senior secured credit facility, may have suffered losses related to their lending and other financial relationships, especially because of the general weakening of the national economy, increased financial instability of many borrowers and the declining value of their assets. As a result, lenders may become insolvent or tighten their lending standards, which could make it more difficult for us to borrow under our revolving credit facility. Our access to funds under the senior secured credit facility is dependent upon the ability of our lenders to meet their funding commitments. Our financial condition and results of operations would be adversely affected if we were unable to draw funds under our senior secured credit facility because of a lender default or to obtain other cost-effective financing.
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
As a result of the SCHIP Extension Act as amended by PPACA, which prohibits the establishment and classification of new LTCHs or satellites during the five calendar years commencing on December 29, 2007, we have stopped all new LTCH development. However, we continue to evaluate opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“Update 2010-06”), which amends the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted update 2010-06 on January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-06 did not have an impact on the Company’s consolidated financial statements. The Company currently has no Level 3 measurements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of March 31, 2010, Select had $483.1 million in term and revolving loans outstanding under its senior secured credit facility and Holdings had $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. On June 13, 2005, Select entered into two five year interest rate swap transactions with an effective date of August 22, 2005. On March 8, 2007 and November 16, 2007, Select entered into two additional interest rate swap transactions for three years with effective dates of May 22, 2007 and November 23, 2007, respectively. Select entered into the swap transactions to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swaps are $500.0 million and the underlying variable rate debt is associated with the senior secured credit facility. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.2 million annual change in interest expense on our term loans.

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
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its hospitals in Columbus, Ohio. We believe that the subpoena has been issued in connection with a qui tam lawsuit, and that the government is currently investigating the matter to determine whether to intervene. The Company has produced documents in response to the subpoena and intends to fully cooperate with the government’s investigation. In addition, the Company has initiated an internal review of its policies and practices related to physician relationships in the Columbus market. At this time, the Company is unable to predict the timing and outcome of this matter.
On March 8, 2010, we received a letter from the United States Senate Finance Committee in response to a New York Times article published February 10, 2010 focusing on our Company and the long term acute care hospital industry entitled “Long-Term Care Hospitals Face Little Scrutiny.” The letter from the Senate Finance Committee asked us to respond to a variety of questions regarding our long-term care hospitals. On March 23, 2010, we responded to the Senate Finance Committee’s letter and intend on fully cooperating with their inquiry. At this time, the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.	RISK FACTORS.
As a result of the enactment of the PPACA, which President Obama signed into law on March 23, 2010, there have been changes to certain of the laws and regulations that were described in the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2009. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes” for a description of these regulatory changes.
Except as set forth above, there have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits to this report are listed in the Exhibit Index appearing on page 46 hereof.

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
Dated: May 14, 2010

SELECT MEDICAL HOLDINGS CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dated: May 14, 2010

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