Form 10-Q
period 2010-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2010-08-12
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2010

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
YES ☐ NO ☑
As of July 31, 2010, Select Medical Holdings Corporation had outstanding 160,010,060 shares of common stock.
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

Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2009	2010	2009	2010

ASSETS
Current Assets:
Cash and cash equivalents	$83,680	$128,753	$83,680	$128,753
Accounts receivable, net of allowance for doubtful accounts of $43,357 and $39,392 in 2009 and 2010, respectively	307,079	338,320	307,079	338,320
Current deferred tax asset	48,535	40,808	48,535	40,808
Prepaid income taxes	11,179	6,841	11,179	6,841
Other current assets	24,240	24,730	24,240	24,730

Total Current Assets	474,713	539,452	474,713	539,452

Property and equipment, net	466,131	459,567	466,131	459,567
Goodwill	1,548,269	1,548,269	1,548,269	1,548,269
Other identifiable intangibles	65,297	63,468	65,297	63,468
Assets held for sale	11,342	11,342	11,342	11,342
Other assets	36,481	38,025	33,427	35,242

Total Assets	$2,602,233	$2,660,123	$2,599,179	$2,657,340

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$—	$14,201	$—	$14,201
Current portion of long-term debt and notes payable	4,145	102,410	4,145	102,410
Accounts payable	73,434	64,634	73,434	64,634
Accrued payroll	62,035	58,269	62,035	58,269
Accrued vacation	41,013	43,692	41,013	43,692
Accrued interest	32,919	31,947	23,473	22,608
Accrued restructuring	4,256	3,232	4,256	3,232
Accrued other	84,234	78,505	97,134	91,144
Due to third party payors	1,905	2,492	1,905	2,492

Total Current Liabilities	303,941	399,382	307,395	402,682

Long-term debt, net of current portion	1,401,426	1,305,069	1,096,842	999,567
Non-current deferred tax liability	66,768	66,604	66,768	66,604
Other non-current liabilities	60,543	61,712	60,543	61,712

Total Liabilities	1,832,678	1,832,767	1,531,548	1,530,565

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 159,981,000 shares and 160,010,060 shares issued and outstanding in 2009 and 2010, respectively	160	160
Common stock of Select, $0.01 par value, 100 shares issued and outstanding			—	—
Capital in excess of par	578,648	579,719	822,664	828,621
Retained earnings	169,094	217,782	223,314	268,459
Accumulated other comprehensive loss	(8,914)	(1,898)	(8,914)	(1,898)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	738,988	795,763	1,037,064	1,095,182
Non-controlling interest	30,567	31,593	30,567	31,593

Total Equity	769,555	827,356	1,067,631	1,126,775

Total Liabilities and Equity	$2,602,233	$2,660,123	$2,599,179	$2,657,340

The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended June 30,		For the Quarter Ended June 30,
	2009	2010	2009	2010

Net operating revenues	$559,535	$579,877	$559,535	$579,877

Costs and expenses:
Cost of services	453,011	470,044	453,011	470,044
General and administrative	12,885	9,802	12,885	9,802
Bad debt expense	10,312	10,845	10,312	10,845
Depreciation and amortization	17,939	16,610	17,939	16,610

Total costs and expenses	494,147	507,301	494,147	507,301

Income from operations	65,388	72,576	65,388	72,576

Other income and expense:
Gain on early retirement of debt	3,562	—	3,562	—
Other income (expense)	—	182	(32)	182
Interest income	28	—	28	—
Interest expense	(33,658)	(29,279)	(24,853)	(22,325)

Income from operations before income taxes	35,320	43,479	44,093	50,433

Income tax expense	15,137	17,306	18,207	19,740

Net income	20,183	26,173	25,886	30,693

Less: Net income attributable to non-controlling interests	391	1,711	391	1,711

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	19,792	24,462	$25,495	$28,982

Less: Preferred dividends	6,508	—

Net income available to common stockholders and participating securities	$13,284	$24,462

Income per common share:
Basic	$0.20	$0.15
Diluted	$0.19	$0.15
The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010

Net operating revenues	$1,120,707	$1,164,690	$1,120,707	$1,164,690

Costs and expenses:
Cost of services	904,405	942,421	904,405	942,421
General and administrative	25,660	22,591	25,660	22,591
Bad debt expense	21,958	20,132	21,958	20,132
Depreciation and amortization	35,670	34,321	35,670	34,321

Total costs and expenses	987,693	1,019,465	987,693	1,019,465

Income from operations	133,014	145,225	133,014	145,225

Other income and expense:
Gain on early retirement of debt	15,316	—	15,316	—
Other income	—	316	1,621	316
Interest income	80	—	80	—
Interest expense	(68,330)	(59,321)	(50,822)	(45,363)

Income from operations before income taxes	80,080	86,220	99,209	100,178

Income tax expense	33,880	34,415	40,575	39,300

Net income	46,200	51,805	58,634	60,878

Less: Net income attributable to non-controlling interests	1,412	3,117	1,412	3,117

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	44,788	48,688	$57,222	$57,761

Less: Preferred dividends	12,870	—

Net income available to common stockholders and participating securities	$31,918	$48,688

Income per common share:
Basic	$0.47	$0.30
Diluted	$0.47	$0.30
The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Equity and Income (Loss)
(unaudited)
(in thousands)

			Select Medical Holdings Corporation Stockholders
			Common	Common			Accumulated Other	Non-
		Comprehensive	Stock	Stock Par	Capital in	Retained	Comprehensive	controlling
	Total	Income	Issued	Value	Excess of Par	Earnings	Income (Loss)	Interests
Balance at December 31, 2009	$769,555		159,981	$160	$578,648	$169,094	$(8,914)	$30,567
Net income	51,805	$51,805				48,688		3,117
Unrealized gain on interest rate swap, net of tax	7,016	7,016					7,016

Total comprehensive income	$58,821	$58,821

Issuance and vesting of restricted stock	371				371
Exercise of stock options	125		29	—	125
Stock option expense	575				575
Distributions to non-controlling interests	(2,091)							(2,091)

Balance at June 30, 2010	$827,356		160,010	$160	$579,719	$217,782	$(1,898)	$31,593

Select Medical Corporation
Consolidated Statement of Changes in Equity and Income (Loss)
(unaudited)
(in thousands)

			Select Medical Corporation Stockholders
			Common	Common			Accumulated Other	Non-
		Comprehensive	Stock	Stock Par	Capital in	Retained	Comprehensive	controlling
	Total	Income	Issued	Value	Excess of Par	Earnings	Income (Loss)	Interests
Balance at December 31, 2009	$1,067,631		—	$—	$822,664	$223,314	$(8,914)	$30,567
Net income	60,878	$60,878				57,761		3,117
Unrealized gain on interest rate swap, net of tax	7,016	7,016					7,016

Total comprehensive income	$67,894	$67,894

Federal tax benefit of losses contributed by Holdings	4,887				4,887
Additional investment by Holdings	125				125
Dividends declared to Holdings	(12,639)					(12,639)
Settlement of dividends paid to Holdings	23					23
Distributions to non-controlling interests	(2,091)							(2,091)
Contribution related to restricted stock awards and stock option issuances by Holdings	945				945

Balance at June 30, 2010	$1,126,775		—	$—	$828,621	$268,459	$(1,898)	$31,593

The accompanying notes are an integral part of this statement.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2009	2010	2009	2010
Operating activities
Net income	$46,200	$51,805	$58,634	$60,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,670	34,321	35,670	34,321
Provision for bad debts	21,958	20,132	21,958	20,132
Gain on early retirement of debt	(15,316)	—	(15,316)	—
Loss from disposal of assets	117	660	117	660
Non-cash gain from interest rate swaps	—	(316)	(1,621)	(316)
Non-cash stock compensation expense	594	945	594	945
Amortization of debt discount	815	918	—	—
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(49,155)	(51,373)	(49,155)	(51,373)
Other current assets	(667)	(495)	(667)	(495)
Other assets	4,242	(1,140)	3,959	(1,410)
Accounts payable	(3,693)	(8,796)	(3,693)	(8,796)
Due to third-party payors	(216)	587	(216)	587
Accrued expenses	(5,927)	1,546	(5,927)	1,659
Income and deferred taxes	22,613	9,925	29,308	14,810

Net cash provided by operating activities	57,235	58,719	73,645	71,602

Investing activities
Purchases of property and equipment	(20,981)	(26,454)	(20,981)	(26,454)
Proceeds from sale of property	1,341	—	1,341	—

Net cash used in investing activities	(19,640)	(26,454)	(19,640)	(26,454)

Financing activities
Borrowings on revolving credit facility	138,000	—	138,000	—
Payments on revolving credit facility	(173,000)	—	(173,000)	—
Payment on credit facility term loan	(3,400)	—	(3,400)	—
Repurchase of 7 5/8% senior subordinated notes	(30,114)	—	(30,114)	—
Borrowings of other debt	5,184	5,015	5,184	5,015
Principal payments on seller and other debt	(3,891)	(4,442)	(3,891)	(4,442)
Dividends paid to Holdings	—	—	(16,490)	(12,883)
Payment of initial public offering costs	(417)	—	(417)	—
Repurchase of common and preferred stock	(80)	—	—	—
Proceeds from issuance of common stock	24	125	—	—
Equity investment by Holdings	—	—	24	125
Proceeds from (repayment of) bank overdrafts	(4,658)	14,201	(4,658)	14,201
Distributions to non-controlling interests	(1,814)	(2,091)	(1,814)	(2,091)

Net cash provided by (used in) financing activities	(74,166)	12,808	(90,576)	(75)

Net increase (decrease) in cash and cash equivalents	(36,571)	45,073	(36,571)	45,073

Cash and cash equivalents at beginning of period	64,260	83,680	64,260	83,680

Cash and cash equivalents at end of period	$27,689	$128,753	$27,689	$128,753

Supplemental Cash Flow Information
Cash paid for interest	$64,710	$55,928	$48,301	$43,055
Cash paid for taxes	$11,090	$24,664	$11,090	$24,664
The accompanying notes are an integral part of this statement.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 for the purpose of effecting a leveraged buyout of Select, which was a publicly traded entity. Holdings was originally owned by an investor group that included Welsh, Carson, Anderson, & Stowe, IX, LP (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”) and members of the Company’s senior management. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the “Merger”). On September 30, 2009 Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Generally accepted accounting principles (“GAAP”) require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.
The unaudited condensed consolidated financial statements of the Company as of June 30, 2010 and for the three and six month periods ended June 30, 2009 and 2010 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.
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
3. Intangible Assets
The Company’s intangible assets consist of the following:

	As of June 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets
Contract therapy relationships	$20,456	$(20,456)
Non-compete agreements	25,909	(23,068)

Total	$46,365	$(43,524)

Indefinite-lived intangible assets
Goodwill	$1,548,269
Trademarks	47,858
Certificates of need	11,430
Accreditations	1,339

Total	$1,608,896

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At June 30, 2010, the accreditations and trademarks have a weighted average time until next renewal of approximately 0.9 years and 4.0 years, respectively.

Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in thousands)
Amortization expense	$2,208	$1,185	$4,416	$3,052
Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the outpatient rehabilitation division of HealthSouth Corporation, Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the outpatient rehabilitation division of HealthSouth Corporation’s non-compete, the Kessler Rehabilitation Corporation non-compete, the SemperCare Inc. non-compete and the Company’s contract therapy relationships are approximately five, seven, seven and five years, respectively. Amortization expense related to these intangible assets for each of the next five years commencing January 1, 2010 is approximately as follows (in thousands):

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
The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
December 31, 2009	$4,256
Amounts paid in 2010	(699)
Revision of estimate	(325)

June 30, 2010	$3,232

The Company expects to pay out the remaining lease termination costs through 2014.

5. Extension of Revolving Credit Facility
On June 7, 2010, the Company entered into an amendment to its senior secured credit facility that extended the maturity of its $300.0 million revolving credit facility from February 24, 2011 to August 22, 2013. The applicable margin percentage and commitment fee for revolving loans have increased and are determined based on a pricing grid whereby changes in the leverage ratio, as defined in the credit agreement, results in changes to the applicable margin percentage. Under the pricing grid, the applicable margin percentage for revolving ABR loans ranges from 2% per annum to 3% per annum, the applicable margin percentage for revolving Eurodollar loans ranges from 3% per annum to 4% per annum, and the commitment fee rate for extended revolving commitments ranges from 0.375% to 0.75%.
6. Fair Value
Fair Value Measurements
The Company measures its interest rate swaps at fair value on a recurring basis. The Company determines the fair value of its interest rate swaps based on financial models that consider current and future market interest rates and adjustments for non-performance risk. The Company considers those inputs utilized in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The fair value of the Company’s interest rate swaps was a liability of $3.8 million at June 30, 2010 and $14.1 million at December 31, 2009. These liabilities are reported on the consolidated balance sheet as a current liability in accrued other.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The carrying value of Select’s senior secured credit facility was $483.1 million at both December 31, 2009 and June 30, 2010, respectively. The fair value of Select’s senior secured credit facility was $471.0 million and $461.4 million at December 31, 2009 and June 30, 2010, respectively. The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.
The carrying value of the 7 5/8% senior subordinated notes was $611.5 million at both December 31, 2009 and June 30, 2010, respectively. The fair value of the 7 5/8% senior subordinated notes was $593.2 million and $575.5 million at December 31, 2009 and June 30, 2010, respectively. The fair value of this registered debt was based on quoted market prices.
The carrying value of the senior floating rate notes was $167.3 million at both December 31, 2009 and June 30, 2010, respectively. The fair value of the senior floating rate notes was $155.6 million and $144.7 million at December 31, 2009 and June 30, 2010, respectively. The fair value of this registered debt was based on quoted market prices.

Interest Rate Swaps
The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows. On June 13, 2005, Select entered into two interest rate swap agreements to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transactions was August 22, 2005. The swaps are designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swaps is $200.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The weighted average variable interest rate of the debt was 3.54% and the weighted average fixed rate of the swaps was 7.34% at June 30, 2010. The swaps are for a period of five years and mature on August 23, 2010.
On November 16, 2007, Select entered into an additional interest rate swap agreement to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction was November 23, 2007. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $100.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The weighted average variable interest rate of the debt was 3.54% and the weighted average fixed rate of the swap was 7.33% at June 30, 2010. The swap is for a period of three years, and matures on November 22, 2010.
For the portion of the swaps that qualify as a hedge, the interest rate swaps are reflected at fair value in the consolidated balance sheet. A gain of $0.1 million, net of tax, was recorded in Holdings’ stockholders’ equity as a component of other comprehensive income (loss) for the six months ended June 30, 2009. A gain of $7.0 million, net of tax, was recorded for the six months ended June 30, 2010. Select recorded a loss of $0.4 million, net of tax, for the six months ended June 30, 2009, and a gain of $7.0 million, net of tax, for the six months ended June 30, 2010 related to the swaps in Select’s stockholder’s equity as a component of other comprehensive income (loss). The Company tests for ineffectiveness whenever financial statements are issued or at least every three months using the Hypothetical Derivative Method. See also Note 7, Accumulated Other Comprehensive Loss.
7. Accumulated Other Comprehensive Loss
Included in accumulated other comprehensive loss at December 31, 2009 and June 30, 2010 were cumulative losses of $8.9 million (net of tax) and $1.9 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.
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
9. Segment Information
The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain on early retirement of debt, stock compensation expense and other income (expense).
The following tables summarize selected financial data for the Company’s reportable segments for the three and six months ended June 30, 2009 and 2010. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended June 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$386,331	$173,190	$14	$559,535
Adjusted EBITDA	70,960	25,294	(12,628)	83,626
Total assets:
Select Medical Corporation	1,920,040	492,936	115,324	2,528,300
Select Medical Holdings Corporation	1,920,040	492,936	119,706	2,532,682
Capital expenditures	11,222	2,199	524	13,945

	Three Months Ended June 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$403,079	$176,785	$13	$579,877
Adjusted EBITDA	73,344	25,956	(9,677)	89,623
Total assets:
Select Medical Corporation	1,969,566	495,399	192,375	2,657,340
Select Medical Holdings Corporation	1,969,566	495,399	195,158	2,660,123
Capital expenditures	10,026	3,133	248	13,407

	Six Months Ended June 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
		(in thousands)

Net operating revenue	$779,563	$341,009	$135	$1,120,707
Adjusted EBITDA	147,741	46,578	(25,041)	169,278
Total assets:
Select Medical Corporation	1,920,040	492,936	115,324	2,528,300
Select Medical Holdings Corporation	1,920,040	492,936	119,706	2,532,682
Capital expenditures	15,377	5,009	595	20,981

	Six Months Ended June 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)
Net operating revenue	$814,764	$349,850	$76	$1,164,690
Adjusted EBITDA	156,241	46,474	(22,224)	180,491
Total assets:
Select Medical Corporation	1,969,566	495,399	192,375	2,657,340
Select Medical Holdings Corporation	1,969,566	495,399	195,158	2,660,123
Capital expenditures	20,624	5,168	662	26,454

A reconciliation of Adjusted EBITDA to income (loss) from operations before income taxes is as follows (in thousands):

	Three Months Ended June 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$70,960	$25,294	$(12,628)
Depreciation and amortization	(10,790)	(6,264)	(885)
Stock compensation expense	—	—	(299)

				Select Medical Holdings Corporation	Select Medical Corporation

Income (loss) from operations	$60,170	$19,030	$(13,812)	$65,388	$65,388
Gain on early retirement of debt				3,562	3,562
Other expense				—	(32)
Interest expense, net				(33,630)	(24,825)

Income from operations before income taxes				$35,320	$44,093

	Three Months Ended June 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$73,344	$25,956	$(9,677)
Depreciation and amortization	(10,899)	(4,943)	(768)
Stock compensation expense	—	—	(437)

				Select Medical Holdings Corporation	Select Medical Corporation

Income (loss) from operations	$62,445	$21,013	$(10,882)	$72,576	$72,576
Other income				182	182
Interest expense, net				(29,279)	(22,325)

Income from operations before income taxes				$43,479	$50,433

	Six Months Ended June 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$147,741	$46,578	$(25,041)
Depreciation and amortization	(21,537)	(12,397)	(1,736)
Stock compensation expense	—	—	(594)

				Select Medical Holdings Corporation	Select Medical Corporation

Income (loss) from operations	$126,204	$34,181	$(27,371)	$133,014	$133,014
Gain on early retirement of debt				15,316	15,316
Other income				—	1,621
Interest expense, net				(68,250)	(50,742)

Income from operations before income taxes				$80,080	$99,209

	Six Months Ended June 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$156,241	$46,474	$(22,224)
Depreciation and amortization	(21,858)	(10,799)	(1,664)
Stock compensation expense	—	—	(945)

				Select Medical Holdings Corporation	Select Medical Corporation

Income (loss) from operations	$134,383	$35,675	$(24,833)	$145,225	$145,225
Other income				316	316
Interest expense, net				(59,321)	(45,363)

Income from operations before income taxes				$86,220	$100,178

10. Income per Common Share
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

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands, except per share data)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$19,792	$24,462	$44,788	$48,688
Less: Preferred stock dividends	6,508		12,870
Less: Earnings allocated to preferred stockholders	1,296		3,115
Less: Earnings allocated to unvested restricted stockholders	161	46	443	97

Income available to common and preferred stockholders — basic and diluted	$11,827	$24,416	$28,360	$48,591

Denominator:
Weighted average shares — basic	60,632	159,709	60,509	159,686
Effect of dilutive securities:
Stock options	482	266	482	298

Weighted average shares — diluted	61,114	159,975	60,991	159,984

Basic income per common share	$0.20	$0.15	$0.47	$0.30
Diluted income per common share	$0.19	$0.15	$0.47	$0.30
The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)
Stock options	141	2,399	136	1,620

11. Early Retirement of Debt
During the first quarter of 2009, the Company paid approximately $19.0 million to repurchase and retire a portion of its 7 5/8% senior subordinated notes. These notes had a carrying value of $31.5 million. A gain on early retirement of debt in the amount of $11.8 million was recognized, which was net of the write-off of $0.7 million in unamortized deferred financing costs related to the debt. In the second quarter of 2009, the Company paid approximately $11.1 million to repurchase and retire additional 7 5/8% senior subordinated notes with a carrying value of $15.0 million. A gain on the early retirement of debt in the amount of $3.6 million was recognized in the second quarter of 2009 which was net of the write-off of $0.3 million in unamortized deferred financing cost related to the debt.
12. Commitments and Contingencies
Litigation
To cover claims arising out of the operations of the Company’s specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance. The Company also maintains umbrella liability insurance covering claims which, due to their amount, are not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions as well as the cost and possible lack of available insurance could subject the Company to substantial uninsured liabilities.
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
During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its hospitals in Columbus, Ohio. The Company believes that the subpoena has been issued in connection with a qui tam lawsuit, and that the government is currently investigating the matter to determine whether to intervene. The Company has produced documents in response to the subpoena and intends to fully cooperate with the government’s investigation. In addition, the Company has initiated an internal review of its policies and practices related to physician relationships in the Columbus market. At this time, the Company is unable to predict the timing and outcome of this matter.

On March 8, 2010, the Company received a letter from the United States Senate Finance Committee in response to a New York Times article published February 10, 2010 focusing on our Company and the long term acute care hospital industry entitled “Long-Term Care Hospitals Face Little Scrutiny.” The letter from the Senate Finance Committee asked the Company to respond to a variety of questions regarding our long-term care hospitals. On March 23, 2010, the Company responded to the letter. On May 25, 2010 the Company received follow-up questions from the committee, which the Company responded to on June 4, 2010. The Company intends on fully cooperating and, at this time, the Company is unable to predict the timing and outcome of this matter.
Construction Commitments
At June 30, 2010, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at some of the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $15.2 million.
13. Agreement to Purchase Regency Hospital Company, L.L.C.
On June 18, 2010, the Company entered into an agreement to acquire all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”) an operator of long-term acute care hospitals, for approximately $210 million, including certain assumed liabilities. The purchase price is subject to adjustment based on Regency’s net working capital on the closing date. The Company anticipates financing the acquisition with cash and borrowings under its senior secured credit facility.
Regency operates a network of 23 long-term acute care hospitals located in 9 states. The transaction, which is expected to close in the third quarter of 2010, is subject to a number of closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of certain healthcare regulatory approvals.

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
Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at June 30, 2009 and 2010 and for the three and six months ended June 30, 2009 and 2010.
The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at June 30, 2010:

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
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	June 30, 2010
	(unaudited)
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$126,145	$2,136	$472	$—		$128,753
Accounts receivable, net	—	304,081	34,239	—		338,320
Current deferred tax asset	8,914	26,569	5,325	—		40,808
Other current assets	5,017	23,787	2,767	—		31,571

Total Current Assets	140,076	356,573	42,803	—		539,452

Property and equipment, net	5,770	403,892	49,905	—		459,567
Investment in affiliates	2,208,389	83,661	—	(2,292,050	)(a)(b)	—
Goodwill	—	1,548,269	—	—		1,548,269
Other identifiable intangibles	—	63,468	—	—		63,468
Assets held for sale	11,342	—	—	—		11,342
Other assets	24,917	7,595	2,730	—		35,242

Total Assets	$2,390,494	$2,463,458	$95,438	$(2,292,050)		$2,657,340

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$14,201	$—	$—	$—		$14,201
Current portion of long-term debt and notes payable	101,113	795	502	—		102,410
Accounts payable	5,947	51,074	7,613	—		64,634
Intercompany accounts	569,652	(484,442)	(85,210)	—		—
Accrued payroll	205	57,785	279	—		58,269
Accrued vacation	3,053	35,119	5,520	—		43,692
Accrued interest	22,354	254	—	—		22,608
Accrued restructuring	—	3,232	—	—		3,232
Accrued other	32,390	53,406	5,348	—		91,144
Due to third party payors	—	18,369	(15,877)	—		2,492

Total Current Liabilities	748,915	(264,408)	(81,825)	—		402,682

Long-term debt, net of current portion	511,062	431,475	57,030	—		999,567
Non-current deferred tax liability	(306)	61,585	5,325	—		66,604
Other non-current liabilities	35,641	26,071	—	—		61,712

Total Liabilities	1,295,312	254,723	(19,470)	—		1,530,565

Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	828,621	—	—	—		828,621
Retained earnings	268,459	474,070	29,293	(503,363	)(b)	268,459
Subsidiary investment	—	1,734,665	54,022	(1,788,687	)(a)	—
Accumulated other comprehensive loss	(1,898)	—	—	—		(1,898)

Total Select Medical Corporation Stockholder’s Equity	1,095,182	2,208,735	83,315	(2,292,050)		1,095,182

Non-controlling interest	—	—	31,593	—		31,593

Total Equity	1,095,182	2,208,735	114,908	(2,292,050)		1,126,775

Total Liabilities and Equity	$2,390,494	$2,463,458	$95,438	$(2,292,050)		$2,657,340

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended June 30, 2010
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$13	$499,330	$80,534	$—		$579,877

Costs and expenses:
Cost of services	326	403,366	66,352	—		470,044
General and administrative	9,785	17	—	—		9,802
Bad debt expense	—	9,070	1,775	—		10,845
Depreciation and amortization	680	13,888	2,042	—		16,610

Total costs and expenses	10,791	426,341	70,169	—		507,301

Income (loss) from operations	(10,778)	72,989	10,365	—		72,576

Other income and expense:
Intercompany interest and royalty fees	(887)	882	5	—		—
Intercompany management fees	22,413	(18,458)	(3,955)	—		—
Other income	182	—	—	—		182
Interest expense	(12,652)	(8,477)	(1,196)	—		(22,325)

Income (loss) from operations before income taxes	(1,722)	46,936	5,219	—		50,433

Income tax expense (benefit)	1,402	19,067	(729)	—		19,740
Equity in earnings of subsidiaries	32,106	4,270	—	(36,376	)(a)	—

Net income	28,982	32,139	5,948	(36,376)		30,693

Less: Net income attributable to non-controlling interests	—	—	1,711	—		1,711

Net income attributable to Select Medical Corporation	$28,982	$32,139	$4,237	$(36,376)		$28,982

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2010
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$76	$1,001,657	$162,957	$—		$1,164,690

Costs and expenses:
Cost of services	654	808,631	133,136	—		942,421
General and administrative	22,559	32	—	—		22,591
Bad debt expense	—	16,741	3,391	—		20,132
Depreciation and amortization	1,498	28,538	4,285	—		34,321

Total costs and expenses	24,711	853,942	140,812	—		1,019,465

Income (loss) from operations	(24,635)	147,715	22,145	—		145,225

Other income and expense:
Intercompany interest and royalty fees	(1,961)	1,952	9	—		—
Intercompany management fees	45,229	(37,769)	(7,460)	—		—
Other income	316	—	—	—		316
Interest expense	(26,100)	(17,004)	(2,259)	—		(45,363)

Income (loss) from operations before income taxes	(7,151)	94,894	12,435	—		100,178

Income tax expense (benefit)	1,490	38,559	(749)	—		39,300
Equity in earnings of subsidiaries	66,402	9,866	—	(76,268	)(a)	—

Net income	57,761	66,201	13,184	(76,268)		60,878

Less: Net income attributable to non-controlling interests	—	—	3,117	—		3,117

Net income attributable to Select Medical Corporation	$57,761	$66,201	$10,067	$(76,268)		$57,761

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2010
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$57,761	$66,201	$13,184	$(76,268	)(a)	$60,878
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,498	28,538	4,285	—		34,321
Provision for bad debts	—	16,741	3,391	—		20,132
Loss from disposal of assets	—	643	17	—		660
Non-cash gain from interest rate swaps	(316)	—	—	—		(316)
Non-cash stock compensation expense	945	—	—	—		945
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(66,402)	(9,866)	—	76,268	(a)	—
Intercompany	48,740	(38,047)	(10,693)	—		—
Accounts receivable	—	(38,152)	(13,221)	—		(51,373)
Other current assets	369	(3,363)	2,499	—		(495)
Other assets	(2,517)	1,526	(419)	—		(1,410)
Accounts payable	2,718	(10,137)	(1,377)	—		(8,796)
Due to third-party payors	—	7,050	(6,463)	—		587
Accrued expenses	(13,018)	14,022	655	—		1,659
Income and deferred taxes	14,810	—	—	—		14,810

Net cash provided by (used in) operating activities	44,588	35,156	(8,142)	—		71,602

Investing activities
Purchases of property and equipment	(662)	(24,041)	(1,751)	—		(26,454)

Net cash used in investing activities	(662)	(24,041)	(1,751)	—		(26,454)

Financing activities
Borrowings of other debt	5,015	—	—	—		5,015
Principal payments on seller and other debt	3,556	(8,503)	505	—		(4,442)
Dividends paid to Holdings	(12,883)	—	—	—		(12,883)
Equity investment by Holdings	125	—	—	—		125
Proceeds from bank overdrafts	14,201	—	—	—		14,201
Intercompany debt reallocation	(8,735)	(2,429)	11,164	—		—
Distributions to non-controlling interests	—	(345)	(1,746)	—		(2,091)

Net cash provided by (used in) financing activities	1,279	(11,277)	9,923	—		(75)

Net increase (decrease) in cash and cash equivalents	45,205	(162)	30	—		45,073

Cash and cash equivalents at beginning of period	80,940	2,298	442	—		83,680

Cash and cash equivalents at end of period	$126,145	$2,136	$472	$—		$128,753

(a)	Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2009
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$80,940	$2,298	$442	$—		$83,680
Accounts receivable, net	—	282,670	24,409	—		307,079
Current deferred tax asset	13,677	29,854	5,004	—		48,535
Prepaid income taxes	11,179	—	—	—		11,179
Other current assets	5,386	13,588	5,266	—		24,240

Total Current Assets	111,182	328,410	35,121	—		474,713

Property and equipment, net	6,649	409,258	50,224	—		466,131
Investment in affiliates	2,142,189	72,628	—	(2,214,817	)(a)(b)	—
Goodwill	—	1,548,269	—	—		1,548,269
Other identifiable intangibles	—	65,297	—	—		65,297
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,400	8,716	2,311	—		33,427

Total Assets	$2,293,762	$2,432,578	$87,656	$(2,214,817)		$2,599,179

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and notes payable	$2,545	$803	$797	$—		$4,145
Accounts payable	3,229	61,215	8,990	—		73,434
Intercompany accounts	495,981	(416,944)	(79,037)	—		—
Accrued payroll	81	61,860	94	—		62,035
Accrued vacation	2,942	33,024	5,047	—		41,013
Accrued interest	23,354	119	—	—		23,473
Accrued restructuring	—	4,256	—	—		4,256
Accrued other	50,122	41,661	5,351	—		97,134
Due to third party payors	—	11,319	(9,414)	—		1,905

Total Current Liabilities	578,254	(202,687)	(68,172)	—		307,395

Long-term debt, net of current portion	616,906	434,384	45,552	—		1,096,842
Non-current deferred tax liability	995	58,346	7,427	—		66,768
Other non-current liabilities	60,543	—	—	—		60,543

Total Liabilities	1,256,698	290,043	(15,193)	—		1,531,548

Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	822,664	—	—	—		822,664
Retained earnings	223,314	407,870	21,075	(428,945	)(b)	223,314
Subsidiary investment	—	1,734,665	51,207	(1,785,872	)(a)	—
Accumulated other comprehensive loss	(8,914)	—	—	—		(8,914)

Total Select Medical Corporation Stockholder’s Equity	1,037,064	2,142,535	72,282	(2,214,817)		1,037,064

Non-controlling interest	—	—	30,567	—		30,567

Total Equity	1,037,064	2,142,535	102,849	(2,214,817)		1,067,631

Total Liabilities and Equity	$2,293,762	$2,432,578	$87,656	$(2,214,817)		$2,599,179

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended June 30, 2009
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$14	$500,206	$59,315	$—		$559,535

Costs and expenses:
Cost of services	58	401,855	51,098	—		453,011
General and administrative	12,872	13	—	—		12,885
Bad debt expense	—	9,045	1,267	—		10,312
Depreciation and amortization	805	15,555	1,579	—		17,939

Total costs and expenses	13,735	426,468	53,944	—		494,147

Income (loss) from operations	(13,721)	73,738	5,371	—		65,388

Other income and expense:
Intercompany interest and royalty fees	(1,449)	1,440	9	—		—
Intercompany management fees	23,884	(21,427)	(2,457)	—		—
Gain on early retirement of debt	3,562	—	—	—		3,562
Other expense	(32)	—	—	—		(32)
Interest income	12	15	1	—		28
Interest expense	(15,058)	(9,012)	(783)	—		(24,853)

Income (loss) from operations before income taxes	(2,802)	44,754	2,141	—		44,093

Income tax expense (benefit)	(554)	18,989	(228)	—		18,207
Equity in earnings of subsidiaries	27,743	2,101	—	(29,844	)(a)	—

Net income	25,495	27,866	2,369	(29,844)		25,886

Less: Net income attributable to non-controlling interests	—	—	391	—		391

Net income attributable to Select Medical Corporation	$25,495	$27,866	$1,978	$(29,844)		$25,495

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2009
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$135	$1,000,941	$119,631	$—		$1,120,707

Costs and expenses:
Cost of services	111	802,691	101,603	—		904,405
General and administrative	25,616	44	—	—		25,660
Bad debt expense	—	19,422	2,536	—		21,958
Depreciation and amortization	1,577	31,018	3,075	—		35,670

Total costs and expenses	27,304	853,175	107,214	—		987,693

Income (loss) from operations	(27,169)	147,766	12,417	—		133,014

Other income and expense:
Intercompany interest and royalty fees	(5,151)	5,114	37	—		—
Intercompany management fees	63,134	(58,524)	(4,610)	—		—
Gain on early retirement of debt	15,316	—	—	—		15,316
Other income	1,621	—	—	—		1,621
Interest income	63	16	1	—		80
Interest expense	(32,401)	(16,944)	(1,477)	—		(50,822)

Income from operations before income taxes	15,413	77,428	6,368	—		99,209

Income tax expense (benefit)	7,188	33,515	(128)	—		40,575
Equity in earnings of subsidiaries	48,997	5,196	—	(54,193	)(a)	—

Net income	57,222	49,109	6,496	(54,193)		58,634

Less: Net income attributable to non-controlling interests	—	—	1,412	—		1,412

Net income attributable to Select Medical Corporation	$57,222	$49,109	$5,084	$(54,193)		$57,222

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2009
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$57,222	$49,109	$6,496	$(54,193	)(a)	$58,634
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,577	31,018	3,075	—		35,670
Provision for bad debts	—	19,422	2,536	—		21,958
Gain on early retirement of debt	(15,316)	—	—	—		(15,316)
Loss from disposal of assets	1	113	3	—		117
Non-cash gain from interest rate swaps	(1,621)	—	—	—		(1,621)
Non-cash stock compensation expense	594	—	—	—		594
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(48,997)	(5,196)	—	54,193	(a)	—
Intercompany	95,550	(94,903)	(647)	—		—
Accounts receivable	(130)	(45,637)	(3,388)	—		(49,155)
Other current assets	(1,971)	2,174	(870)	—		(667)
Other assets	4,358	(456)	57	—		3,959
Accounts payable	(1,293)	(2,666)	266	—		(3,693)
Due to third-party payors	—	1,603	(1,819)	—		(216)
Accrued expenses	(2,101)	(4,360)	534	—		(5,927)
Income and deferred taxes	29,308	—	—	—		29,308

Net cash provided by (used in) operating activities	117,181	(49,779)	6,243	—		73,645

Investing activities
Purchases of property and equipment	(785)	(14,110)	(6,086)	—		(20,981)
Proceeds from sale of property	—	1,341	—	—		1,341

Net cash used in investing activities	(785)	(12,769)	(6,086)	—		(19,640)

Financing activities
Borrowings on revolving credit facility	138,000	—	—	—		138,000
Payments on revolving credit facility	(173,000)	—	—	—		(173,000)
Payments on credit facility term loan	(3,400)	—	—	—		(3,400)
Repurchase of 7 5/8% senior subordinated notes	(30,114)	—	—	—		(30,114)
Borrowings of other debt	5,184	—	—	—		5,184
Principal payments on seller and other debt	(3,330)	(555)	(6)	—		(3,891)
Dividends paid to Holdings	(16,490)	—	—	—		(16,490)
Payment of initial public offering costs	(417)	—		—		(417)
Equity investment by Holdings	24	—	—	—		24
Repayment of bank overdrafts	(4,658)	—	—	—		(4,658)
Intercompany debt reallocation	(61,872)	60,504	1,368	—		—
Distributions to non-controlling interests	—	—	(1,814)	—		(1,814)

Net cash provided by (used in) financing activities	(150,073)	59,949	(452)	—		(90,576)

Net decrease in cash and cash equivalents	(33,677)	(2,599)	(295)	—		(36,571)

Cash and cash equivalents at beginning of period	58,332	5,108	820	—		64,260

Cash and cash equivalents at end of period	$24,655	$2,509	$525	$—		$27,689

(a)	Elimination of equity in earnings of subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	additional changes in government reimbursement for our services, including changes that will result from the expiration of the moratorium for long term acute care hospitals established by the SCHIP Extension Act of 2007, the American Recovery and Reinvestment Act, and the Patient Protection and Affordable Care Act may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;

•	the failure of our specialty hospitals to maintain their Medicare certifications as such may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	future acquisitions or joint ventures (such as the acquisition of Regency Hospital Company, LLC) may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us or lack of adequate available insurance could subject us to substantial uninsured liabilities;

•	other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to security analysts any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.
Overview
We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of June 30, 2010, we operated 89 long term acute care hospitals and six inpatient rehabilitation facilities in 25 states, and 953 outpatient rehabilitation clinics in 36 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $1,164.7 million for the six months ended June 30, 2010. Of this total, we earned approximately 70% of our net operating revenues from our specialty hospitals and approximately 30% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive inpatient medical rehabilitation care. Patients are typically admitted to our long term acute care hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.
Recent Trends and Events
Agreement to Purchase Regency Hospital Company, L.L.C.
On June 18, 2010, we entered into an agreement to acquire all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”) an operator of long-term acute care hospitals, for approximately $210 million, including certain assumed liabilities. The purchase price is subject to adjustment based on Regency’s net working capital on the closing date. We anticipate financing the acquisition with cash and borrowings under our senior secured credit facility.

Regency operates a network of 23 long-term acute care hospitals located in 9 states. The transaction, which is expected to close in the third quarter of 2010, is subject to a number of closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of certain healthcare regulatory approvals.
Extension of Revolving Credit Facility
On June 7, 2010, we entered into an amendment to our senior secured credit facility that extended the maturity of our $300.0 million revolving credit facility from February 24, 2011 to August 22, 2013. The applicable margin percentage and commitment fee for revolving loans have increased and are determined based on a pricing grid whereby changes in the leverage ratio, as defined in the credit agreement, results in changes to the applicable margin percentage. Under the pricing grid, the applicable margin percentage for revolving ABR loans ranges from 2% per annum to 3% per annum, the applicable margin percentage for revolving Eurodollar loans ranges from 3% per annum to 4% per annum, and the commitment fee rate for extended revolving commitments ranges from 0.375% to 0.75%.
Summary Financial Results
Second Quarter Ended June 30, 2010
For the three months ended June 30, 2010, our net operating revenues increased 3.6% to $579.9 million compared to $559.5 million for the three months ended June 30, 2009. This increase in net operating revenues resulted from a 4.3% increase in our specialty hospital net operating revenue and a 2.1% increase in our outpatient rehabilitation net operating revenue. The increase in our specialty hospital net operating revenue is principally due to the growth in the hospitals opened as of January 1, 2009 and operated by us throughout both periods and the hospitals acquired in 2009. The increase in our outpatient rehabilitation net operating revenue is due to an increase in both our contract services based revenue and revenue from our rehabilitation clinics. We had income from operations for the three months ended June 30, 2010 of $72.6 million compared to $65.4 million for the three months ended June 30, 2009. The increase in income from operations was related to (1) increase in profitability of our specialty hospitals opened as of January 1, 2009 and operated throughout both periods, and (2) growth in our outpatient operations, and (3) a reduction in our general and administrative expenses. Holdings’ interest expense for the three months ended June 30, 2010 was $29.3 million compared to $33.7 million for the three months ended June 30, 2009. Select’s interest expense for the three months ended June 30, 2010 was $22.3 million compared to $24.9 million for the three months ended June 30, 2009. The decrease in interest expense for both Holdings and Select was attributable to a reduction in outstanding debt balances that occurred throughout 2009.
For the six months ended June 30, 2010, our net operating revenues increased 3.9% to $1,164.7 million compared to $1,120.7 million for the six months ended June 30, 2009. This increase in net operating revenues resulted from a 4.5% increase in our specialty hospital net operating revenue and a 2.6% increase in our outpatient rehabilitation net operating revenue. The increase in our specialty hospital net operating revenue is principally due to the hospitals opened as of January 1, 2009 and operated by us throughout both periods. The increase in our outpatient rehabilitation net operating revenue is principally due to an increase in contract services based revenue. We had income from operations for the six months ended June 30, 2010 of $145.2 million compared to $133.0 million for the six months ended June 30, 2009. The increase in income from operations was principally related to an increase in profitability of our specialty hospitals opened as of January 1, 2009 and operated throughout both periods and a reduction in our general and administrative expenses. Holdings’ interest expense for the six months ended June 30, 2010 was $59.3 million compared to $68.3 million for the six months ended June 30, 2009. Select’s interest expense for the six months ended June 30, 2010 was $45.4 million compared to $50.8 million for the six months ended June 30, 2009. The decrease in interest expense for both Holdings and Select was attributable to a reduction in outstanding debt balances that occurred throughout 2009.

Cash flow from operations provided $58.7 million of cash for the six months ended June 30, 2010 for Holdings and $71.6 million of cash for the six months ended June 30, 2010 for Select. The difference primarily relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
Regulatory Changes
In the last few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. The following is a discussion of significant regulatory changes that have occurred since we filed our Annual Report on Form 10-K for the year ended December 31, 2009 with the Securities and Exchange Commission (“SEC”) on March 17, 2010. Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.
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

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Non-grandfathered HIHs opened before October 1, 2004 (54 owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Non-grandfathered satellite facilities opened before October 1, 2004 (five owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Grandfathered HIHs (two owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

Grandfathered satellites (no owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after July 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Freestanding facilities (23 owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	25% Rule not applicable.

Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (no owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

HIHs and satellite facilities opened on or after October 1, 2004. (four owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.
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

Independent Payment Advisory Board
The PPACA establishes an independent board called the “Independent Payment Advisory Board” that will develop and submit proposals to the President and Congress beginning in 2014. The Independent Payment Advisory Board’s proposals must be designed to reduce Medicare spending by targeted amounts compared to the trajectory of Medicare spending under current law. The Independent Payment Advisory Board’s first proposal with savings recommendations could be submitted by January 14, 2014, for implementation in 2015, if the Medicare per capita target growth rate is exceeded, as described in the PPACA. However, the Independent Payment Advisory Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers scheduled to receive a reduction in their payment updates as a result of the Medicare productivity adjustment (discussed above).
Physician-Owned Hospital Limitations
Under the transparency and program integrity provisions of the PPACA, the exception to the federal self-referral law (or “Stark law”) that currently permits physicians to refer patients to hospitals in which they have an ownership or investment interest will be dramatically curtailed. Only hospitals, including LTCHs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. The Secretary of the Department of Health and Human Services is required to implement a process for allowing bed increases by August 1, 2011 and must promulgate regulations to carry out this process no later than January 1, 2012. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety.
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

Medicare Payment of Long-Term Acute Care Hospitals during Fiscal Year 2010
On June 2, 2010, CMS published a notice of changes to the payment rates for LTCH-PPS during the portion of rate year 2010 occurring on or after April 1, 2010. The standard federal rate for discharges occurring on or after April 1, 2010 is revised to $39,795. This change reflects a decrease from $39,897 established in the original final rule for RY 2010. This change to the LTCH-PPS standard federal rate for the remainder of FY 2010 is based on a market basket increase estimate of 2.5% less a reduction of 0.5% to account for what CMS attributes as an increase in case-mix resulting from changes in documentation and coding practices less an additional reduction of 0.25% as mandated by the PPACA. The notice revises the fixed-loss amount for high cost outlier cases for RY 2010 discharges occurring on or after April 1, 2010 to $18,615, which is higher than the RY 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010.
Medicare Payment of Long-Term Acute Care Hospitals during Fiscal Year 2011
On July 30, 2010, CMS released the policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 and before September 30, 2011). The standard federal rate for FY 2011 is $39,600, which is a decrease from the RY 2010 federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the RY 2010 federal rate of $39,795 that went into effect on April 1, 2010. This update to the LTCH-PPS standard federal rate for FY 2011 is based on a market basket increase of 2.5% less a reduction of 2.5% to account for what CMS attributes as an increase in case-mix in prior periods (FYs 2008 and 2009) that resulted from changes in documentation and coding practices less an additional reduction of 0.5% as mandated by the PPACA. The final rule establishes a fixed-loss amount for high cost outlier cases for FY 2011 of $18,785, which is higher than the RY 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 that went into effect on April 1, 2010. The final rule includes revisions to the relative weights for the MS-LTC-DRGs for FY 2011 based on the standard federal rate. Consistent with the May 4, 2010 proposed rule for FY 2011, CMS replaced the term “rate year” for LTCHs with “fiscal year” in order to reflect the fact that the policies and payment rates for LTCHs are now revised on a fiscal year basis (from October 1st through September 30th).
Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2010
On July 22, 2010, CMS published a notice of changes to the payment rates for IRF-PPS during the portion of rate year 2010 occurring on or after April 1, 2010 and before October 1, 2010. As described above, the PPACA mandates a market basket reduction of 0.25% for FY 2010. The standard federal rate for discharges occurring on or after April 1, 2010 is revised to $13,627. This change reflects a decrease from $13,661 established in the original final rule for FY 2010. In the same notice, CMS increased the outlier threshold amount to $10,721 for discharges occurring on or after April 1, 2010. The outlier threshold was $10,652 for discharges occurring on or after October 1, 2010 through March 31, 2010.
Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2011
On July 22, 2010, CMS published an update to the payment rates for IRF-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 and before September 30, 2011). The standard federal rate for discharges during FY 2011 is revised to $13,860. This change reflects an increase from $13,627 established in the revised final rule for the final months of FY 2010, as well as the market basket reduction of 0.25% required by PPACA. CMS also increased the outlier threshold amount for FY 2011 to $11,410 from $10,721.

Reductions to the Medicare Physician Fee Schedule
The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2009 CMS or Congress has taken action to prevent the SGR formula reductions. On June 25, 2010, President Obama signed into law the “Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010,” which, among other things, provides a 2.2% increase to Medicare physician fee schedule payment rates, retroactive from June 1, 2010 through November 30, 2010, suspending a 21.3% reduction that briefly became effective on June 1, 2010.
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
On July 2, 2010 CMS published a proposed update to the Medicare Physician Fee Schedule for calendar year 2011, CMS discusses three specific short-term alternatives to the current therapy caps that could potentially reduce the number of patients impacted by the therapy cap in a given year. CMS requests public comments on the potential alternatives. In the same proposed rule, CMS suggests that it may adopt a Multiple Procedure Payment Reduction (“MPPR”) Policy to therapy services by applying a 50% payment reduction to the practice expense component of the second and subsequent therapy services for certain therapy services furnished to a single patient in a single day. The proposed MPPR policy would apply to multiple units of the same therapy service, as well as to multiple different services. Full payment would be made for the service or unit with the highest practice expense.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Specialty hospital data(1):
Number of hospitals — start of period	92	94	93	94
Number of hospital start-ups	—	—	—	—
Number of hospitals acquired	—	—	—	—
Number of hospitals consolidated	—	—	—	—
Number of hospitals closed	—	—	(1)	—

Number of hospitals owned — end of period	92	94	92	94
Number of hospitals managed — end of period	—	1	—	1

Total number of hospitals (all) — end of period	92	95	92	95

Available licensed beds	4,160	4,250	4,160	4,250
Admissions	10,504	10,616	21,309	21,717
Patient days	252,710	264,898	508,983	532,746
Average length of stay (days)	24	24	24	25
Net revenue per patient day(2)	$1,491	$1,474	$1,494	$1,483
Occupancy rate	67%	68%	67%	69%
Percent patient days — Medicare	64%	63%	64%	64%
Outpatient rehabilitation data:
Number of clinics owned — start of period	875	885	880	883
Number of clinics acquired	—	—	1	—
Number of clinic start-ups	7	5	7	10
Number of clinics closed/sold	(7)	(10)	(13)	(13)

Number of clinics owned — end of period	875	880	875	880
Number of clinics managed — end of period	73	73	73	73

Total number of clinics (all) — end of period	948	953	948	953

Number of visits	1,163,341	1,172,212	2,259,637	2,298,170
Net revenue per visit (3)	$101	$101	$102	$101

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital direct inpatient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.0	81.0	81.0	81.0
General and administrative	2.3	1.7	2.3	1.7
Bad debt expense	1.8	1.9	1.8	1.9
Depreciation and amortization	3.2	2.9	3.2	2.9

Income from operations	11.7	12.5	11.7	12.5
Gain on early retirement of debt	0.6	—	0.6	—
Other income (expense)	—	0.0	(0.0)	0.0
Interest expense, net	(6.0)	(5.0)	(4.4)	(3.8)

Income from operations before income taxes	6.3	7.5	7.9	8.7
Income tax expense	2.7	3.0	3.3	3.4

Net income	3.6	4.5	4.6	5.3
Net income attributable to non-controlling interest	0.1	0.3	0.1	0.3

Net income attributable to Holdings and Select	3.5%	4.2%	4.5%	5.0%

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	80.7	80.9	80.7	80.9
General and administrative	2.3	2.0	2.3	2.0
Bad debt expense	2.0	1.7	2.0	1.7
Depreciation and amortization	3.2	2.9	3.2	2.9

Income from operations	11.8	12.5	11.8	12.5
Gain on early retirement of debt	1.4	—	1.4	—
Other income	—	0.0	0.1	0.0
Interest expense, net	(6.1)	(5.1)	(4.5)	(3.9)

Income from operations before income taxes	7.1	7.4	8.8	8.6
Income tax expense	3.0	3.0	3.6	3.4

Net income	4.1	4.4	5.2	5.2
Net income attributable to non-controlling interest	0.1	0.2	0.1	0.2

Net income attributable to Holdings and Select	4.0%	4.2%	5.1%	5.0%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings
	Corporation			Select Medical Corporation
	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2009	2010	% Change	2009	2010	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$386,331	$403,079	4.3%	$386,331	$403,079	4.3%
Outpatient rehabilitation	173,190	176,785	2.1	173,190	176,785	2.1
Other(3)	14	13	(7.1)	14	13	(7.1)

Total company	$559,535	$579,877	3.6%	$559,535	$579,877	3.6%

Income (loss) from operations:
Specialty hospitals	$60,170	$62,445	3.8%	$60,170	$62,445	3.8%
Outpatient rehabilitation	19,030	21,013	10.4	19,030	21,013	10.4
Other(3)	(13,812)	(10,882)	21.2	(13,812)	(10,882)	21.2

Total company	$65,388	$72,576	11.0%	$65,388	$72,576	11.0%

Adjusted EBITDA:(2)
Specialty hospitals	$70,960	$73,344	3.4%	$70,960	$73,344	3.4%
Outpatient rehabilitation	25,294	25,956	2.6	25,294	25,956	2.6
Other(3)	(12,628)	(9,677)	23.4	(12,628)	(9,677)	23.4

Adjusted EBITDA margins:(2)
Specialty hospitals	18.4%	18.2%	(1.1)%	18.4%	18.2%	(1.1)%
Outpatient rehabilitation	14.6	14.7	0.7	14.6	14.7	0.7
Other(3)	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,920,040	$1,969,566		$1,920,040	$1,969,566
Outpatient rehabilitation	492,936	495,399		492,936	495,399
Other(3)	119,706	195,158		115,324	192,375

Total company	$2,532,682	$2,660,123		$2,528,300	$2,657,340

Purchases of property and equipment, net:
Specialty hospitals	$11,222	$10,026		$11,222	$10,026
Outpatient rehabilitation	2,199	3,133		2,199	3,133
Other(3)	524	248		524	248

Total company	$13,945	$13,407		$13,945	$13,407

	Select Medical Holdings
	Corporation			Select Medical Corporation
	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2010	% Change	2009	2010	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$779,563	$814,764	4.5%	$779,563	$814,764	4.5%
Outpatient rehabilitation	341,009	349,850	2.6	341,009	349,850	2.6
Other(3)	135	76	(43.7)	135	76	(43.7)

Total company	$1,120,707	$1,164,690	3.9%	$1,120,707	$1,164,690	3.9%

Income (loss) from operations:
Specialty hospitals	$126,204	$134,383	6.5%	$126,204	$134,383	6.5%
Outpatient rehabilitation	34,181	35,675	4.4	34,181	35,675	4.4
Other(3)	(27,371)	(24,833)	9.3	(27,371)	(24,833)	9.3

Total company	$133,014	$145,225	9.2%	$133,014	$145,225	9.2%

Adjusted EBITDA:(2)
Specialty hospitals	$147,741	$156,241	5.8%	$147,741	$156,241	5.8%
Outpatient rehabilitation	46,578	46,474	(0.2)	46,578	46,474	(0.2)
Other(3)	(25,041)	(22,224)	(11.2)	(25,041)	(22,224)	(11.2)

Adjusted EBITDA margins:(2)
Specialty hospitals	19.0%	19.2%	1.1%	19.0%	19.2%	1.1%
Outpatient rehabilitation	13.7	13.3	(2.9)	13.7	13.3	(2.9)
Other(3)	N/M	N/M	N/M	N/M	N/M	N/M

Total assets:
Specialty hospitals	$1,920,040	$1,969,566		$1,920,040	$1,969,566
Outpatient rehabilitation	492,936	495,399		492,936	495,399
Other(3)	119,706	195,158		115,324	192,375

Total company	$2,532,682	$2,660,123		$2,528,300	$2,657,340

Purchases of property and equipment, net:
Specialty hospitals	$15,377	$20,624		$15,377	$20,624
Outpatient rehabilitation	5,009	5,168		5,009	5,168
Other(3)	595	662		595	662

Total company	$20,981	$26,454		$20,981	$26,454

The following tables reconcile same hospitals information:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$386,331	$403,079	$386,331	$403,079
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	2,550	10,748	2,550	10,748

Specialty hospitals same store net operating revenue	$383,781	$392,331	$383,781	$392,331

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$70,960	$73,344	$70,960	$73,344
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	338	582	338	582

Specialty hospitals same store Adjusted EBITDA(2)	$70,622	$72,762	$70,622	$72,762

All specialty hospitals Adjusted EBITDA margin(2)	18.4%	18.2%	18.4%	18.2%
Specialty hospitals same store Adjusted EBITDA margin(2)	18.4%	18.5%	18.4%	18.5%

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$779,563	$814,764	$779,563	$814,764
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	5,572	19,575	5,572	19,575

Specialty hospitals same store net operating revenue	$773,991	$795,189	$773,991	$795,189

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$147,741	$156,241	$147,741	$156,241
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	392	(490)	392	(490)

Specialty hospitals same store Adjusted EBITDA(2)	$147,349	$156,731	$147,349	$156,731

All specialty hospitals Adjusted EBITDA margin(2)	19.0%	19.2%	19.0%	19.2%
Specialty hospitals same store Adjusted EBITDA margin(2)	19.0%	19.7%	19.0%	19.7%

N/M	— Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain on early retirement of debt, stock compensation expense and other income (expense). We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 9 to our interim unaudited consolidated financial statements for the period ended June 30, 2010 for a reconciliation of income from operations before income taxes to Adjusted EBITDA as utilized by us in reporting our segment performance.

(3)	Other includes our general and administrative services and non-healthcare services.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
In the following discussion, we address the results of operations of Select and Holdings. With the exception of interest expense and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interest is identical for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased by 3.6% to $579.9 million for the three months ended June 30, 2010 compared to $559.5 million for the three months ended June 30, 2009.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 4.3% to $403.1 million for the three months ended June 30, 2010 compared to $386.3 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, the hospitals opened and acquired in 2009 increased net operating revenues by $9.7 million. These increases were offset partially by the loss of revenues from hospitals that closed, which accounted for $1.5 million of the difference in net operating revenues between the three months ended June 30, 2009 and June 30, 2010. Net operating revenues for the specialty hospitals opened as of January 1, 2009 and operated by us throughout both periods increased by $8.5 million to $392.3 million for the three months ended June 30, 2010, compared to $383.8 million for the three months ended June 30, 2009. This increase in net operating revenue is principally related to an increase in our occupancy and patient days in these same store hospitals. Our patient days for these same store hospitals for the three months ended June 30, 2010 increased 3.1% as compared to the three months ended June 30, 2009, which was primarily related to an increase in our Medicare patient days. The occupancy percentage in our same store hospitals increased to 69% for the three months ended June 30, 2010 from 67% for the three months ended June 30, 2009. Our average net revenue per patient day in our specialty hospitals declined to $1,474 for the three months ended June 30, 2010 compared to $1,491 for the three months ended June 30, 2009. This decrease was principally due to a decline in our average Medicare revenue per patient day, which resulted from the June 3, 2009 interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that had the effect of reducing reimbursement for Medicare cases. This reduction in Medicare payments was partially offset by the annual payment update that became effective on October 1, 2009. Additionally, on April 1, 2010 we experienced a further reduction in the standard federal rate per case of 0.25% mandated by PPACA. The net revenue per patient day was further negatively affected by an increase in the number of high cost outlier cases in the current period, as our average net revenue per patient day is lower for high cost outlier cases.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 2.1% to $176.8 million for the three months ended June 30, 2010 compared to $173.2 million for the three months ended June 30, 2009. The increase in our outpatient rehabilitation net operating revenues was due to an increase in both our outpatient rehabilitation clinic revenue and contract services based revenue, both of which primarily resulted from operations acquired in 2009. The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended June 30, 2010 grew approximately 1.3% as compared to the three months ended June 30, 2009. The number of patient visits in our outpatient rehabilitation clinics increased 0.8% for the three months ended June 30, 2010 to 1,172,212 visits compared to 1,163,341 visits for the three months ended June 30, 2009. Net revenue per visit in our clinics remained stable at $101 for the three months ended June 30, 2010 and June 30, 2009.
Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $14.5 million to $490.7 million for the three months ended June 30, 2010 compared to $476.2 million for the three months ended June 30, 2009. As a percentage of our net operating revenues, our operating expenses were 84.6% for the three months ended June 30, 2010 compared to 85.1% for the three months ended June 30, 2009. Our cost of services, a major component of which is labor expense, were $470.0 million for the three months ended June 30, 2010 compared to $453.0 million for the three months ended June 30, 2009. The principal cause of this increase was increased costs associated with the hospitals acquired in 2009 and the growth experienced in our hospitals opened as of January 1, 2009 and operated by us throughout both periods. Another component of cost of services is facility rent expense, which was $28.6 million for the three months ended June 30, 2010 compared to $29.6 million for the three months ended June 30, 2009. General and administrative expenses were $9.8 million for the three months ended June 30, 2010 compared to $12.9 million for the three months ended June 30, 2009. The decrease was primarily related to a reduction in incentive based compensation for executive officers. Our bad debt expense as a percentage of net operating revenues was 1.9% for the three months ended June 30, 2010 compared to 1.8% for the three months ended June 30, 2009.
Adjusted EBITDA
Specialty Hospitals. Adjusted EBITDA increased by 3.4% to $73.3 million for the three months ended June 30, 2010 compared to $71.0 million for the three months ended June 30, 2009. Our Adjusted EBITDA margins were 18.2% for the three months ended June 30, 2010 compared to 18.4% for the three months ended June 30, 2009. The hospitals opened as of January 1, 2009 and operated by us throughout both periods had Adjusted EBITDA of $72.8 million for the three months ended June 30, 2010, an increase of $2.2 million or 3.0% over the Adjusted EBITDA of $70.6 million for these hospitals for the three months ended June 30, 2009. Our Adjusted EBITDA margin in these same store hospitals increased to 18.5% for the three months ended June 30, 2010 from 18.4% for the three months ended June 30, 2009. The principal reason for the growth in our Adjusted EBITDA for these same store hospitals was an increase in the volume of cases we treated in these hospitals. Our hospitals opened during 2009 or currently still in development incurred Adjusted EBITDA losses of $0.3 million for the three months ended June 30, 2010.

Outpatient Rehabilitation. Adjusted EBITDA increased by 2.6% to $26.0 million for the three months ended June 30, 2010 compared to $25.3 million for the three months ended June 30, 2009. Our Adjusted EBITDA margins increased to 14.7% for the three months ended June 30, 2010 from 14.6% for the three months ended June 30, 2009. The increase in Adjusted EBITDA was primarily due to the EBITDA contribution from the operations acquired in 2009.
Other. The Adjusted EBITDA loss was $9.7 million for the three months ended June 30, 2010 compared to an Adjusted EBITDA loss of $12.6 million for the three months ended June 30, 2009. This decrease is related to the reduction in our general and administrative expenses described above under “Operating Expenses.”
Income from Operations
For the three months ended June 30, 2010 we experienced income from operations of $72.6 million compared to $65.4 million for the three months ended June 30, 2009. The increase in income from operations resulted from (1) increased profitability at the hospitals opened as of January 1, 2009 and operated by us throughout both periods, (2) the growth in our outpatient operations and (3) a reduction in our general and administrative expenses.
Gain on Early Retirement of Debt
For the three months ended June 30, 2009, we paid approximately $11.1 million to repurchase and retire a portion of Select’s 7 5/8% senior subordinated notes. These notes had a carrying value of $15.0 million. A gain on early retirement of debt in the amount of $3.6 million was recognized on the transactions, which was net of the write-off of unamortized deferred financing costs related to the debt.
Interest Expense
Select Medical Corporation. Interest expense was $22.3 million for the three months ended June 30, 2010 compared to $24.9 million for the three months ended June 30, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of our 7 5/8% senior subordinated notes and the repayment of a portion of our senior secured credit facility with proceeds from Holdings’ initial public offering of common stock.
Select Medical Holdings Corporation. Interest expense was $29.3 million for the three months ended June 30, 2010 compared to $33.7 million for the three months ended June 30, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of Select’s 7 5/8% senior subordinated notes, repurchases of our senior floating rate notes and the repayment of a portion of Select’s senior secured credit facility with proceeds from our initial public offering of common stock.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $19.7 million for the three months ended June 30, 2010. The expense represented an effective tax rate of 39.1%. We recorded income tax expense of $18.2 million for the three months ended June 30, 2009. The expense represented an effective tax rate of 41.3%. The lower effective tax rate we experienced for the three months ended June 30, 2010 is due to a reduction in our effective tax rate for state and local taxes and a reduction in the amount of tax reserves provided on uncertain tax positions.

Select Medical Holdings Corporation. We recorded income tax expense of $17.3 million for the three months ended June 30, 2010. The expense represented an effective tax rate of 39.8%. We recorded income tax expense of $15.1 million for the three months ended June 30, 2009. The expense represented an effective tax rate of 42.9%. The lower effective tax rate we experienced for the three months ended June 30, 2010 is due to a reduction in our effective tax rate for state and local taxes and a reduction in the amount of tax reserves provided on uncertain tax positions.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $1.7 million for the three months ended June 30, 2010 and $0.4 million for the three months ended June 30, 2009. These amounts reflect minority owners’ share of the earnings of joint ventured operations.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
In the following discussion, we address the results of operations of Select and Holdings. With the exception of interest expense and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interest is identical for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased by 3.9% to $1,164.7 million for the six months ended June 30, 2010 compared to $1,120.7 million for the six months ended June 30, 2009.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 4.5% to $814.8 million for the six months ended June 30, 2010 compared to $779.6 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, the hospitals opened and acquired in 2009 increased net operating revenues by $18.1 million. These increases were offset partially by the loss of revenues from hospitals that closed during 2009, which accounted for $4.1 million of the difference in net operating revenues between the six months ended June 30, 2009 and June 30, 2010. Net operating revenues for the specialty hospitals opened as of January 1, 2009 and operated by us throughout both periods increased by $21.2 million to $795.2 million for the six months ended June 30, 2010, compared to $774.0 million for the six months ended June 30, 2009. This increase in net operating revenue is principally related to an increase in our occupancy and patient days in these same store hospitals. Our patient days for these same store hospitals for the six months ended June 30, 2010 increased 3.2% as compared to the six months ended June 30, 2009, which was primarily related to an increase in our Medicare patient days. The occupancy percentage in our same store hospitals increased to 70% for the six months ended June 30, 2010 from 68% for the six months ended June 30, 2009. Our average net revenue per patient day in our specialty hospitals was $1,483 for the six months ended June 30, 2010 compared to $1,494 for the six months ended June 30, 2009. This decline was principally due to a decline in our average Medicare revenue per patient day, which resulted from the June 3, 2009 interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that had the effect of reducing reimbursement for Medicare cases. This reduction in Medicare payments was partially offset by the annual payment update that became effective on October 1, 2009. Additionally, on April 1, 2010 we experienced a further reduction in the standard federal rate per case of 0.25% mandated by PPACA. The net revenue per patient day was further negatively affected by an increase in the number of high cost outlier cases in the current period, as our average net revenue per patient day is lower for high cost outlier cases.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 2.6% to $349.9 million for the six months ended June 30, 2010 compared to $341.0 million for the six months ended June 30, 2009. The increase in our outpatient rehabilitation net operating revenues was primarily due to an increase in contracted services based revenue resulting from new business. The net operating revenues generated by our outpatient rehabilitation clinics for the six months ended June 30, 2010 grew approximately 1.1% as compared to the six months ended June 30, 2009. The number of patient visits in our outpatient rehabilitation clinics increased 1.7% for the six months ended June 30, 2010 to 2,298,170 visits compared to 2,259,637 visits for the six months ended June 30, 2009. Net revenue per visit in our clinics declined 1.0% to $101 for the six months ended June 30, 2010, compared to $102 for the six months ended June 30, 2009. This reduction in net revenue per visit is primarily related to a migration of patients in one of the geographic areas we serve into a managed care plan that has lower reimbursement rates.
Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $33.1 million to $985.1 million for the six months ended June 30, 2010 compared to $952.0 million for the six months ended June 30, 2009. As a percentage of our net operating revenues, our operating expenses were 84.6% for the six months ended June 30, 2010 compared to 85.0% for the six months ended June 30, 2009. Our cost of services, a major component of which is labor expense, were $942.4 million for the six months ended June 30, 2010 compared to $904.4 million for the six months ended June 30, 2009. The principal cause of this increase was increased costs associated with the hospital operations acquired in 2009 and the growth experienced in our hospitals opened as of January 1, 2009 and operated by us throughout both periods. Another component of cost of services is facility rent expense, which was $57.7 million for the six months ended June 30, 2010 compared to $58.3 million for the six months ended June 30, 2009. General and administrative expenses were $22.6 million for the six months ended June 30, 2010 compared to $25.7 million for the six months ended June 30 2009. The decrease was primarily related to a reduction in incentive based compensation for executive officers. Our bad debt expense as a percentage of net operating revenues was 1.7% for the six months ended June 30, 2010 compared to 2.0% for the six months ended June 30, 2009. The reduction resulted from improved collections and a reduction in the amount of accounts receivable outstanding greater than 180 days.
Adjusted EBITDA
Specialty Hospitals. Adjusted EBITDA increased by 5.8% to $156.2 million for the six months ended June 30, 2010 compared to $147.7 million for the six months ended June 30, 2009. Our Adjusted EBITDA margins increased to 19.2% for the six months ended June 30, 2010 from 19.0% for the six months ended June 30, 2009. The hospitals opened as of January 1, 2009 and operated by us throughout both periods had Adjusted EBITDA of $156.7 million for the six months ended June 30, 2010, an increase of $9.4 million or 6.4% over the Adjusted EBITDA of $147.3 million for these hospitals for the six months ended June 30, 2009. Our Adjusted EBITDA margin in these same store hospitals increased to 19.7% for the six months ended June 30, 2010 from 19.0% for the six months ended June 30, 2009. The principal reason for the growth in our Adjusted EBITDA and Adjusted EBITDA margin for these same store hospitals was an increase in the volume of cases we treated in these hospitals and our ability to control our costs of services in these hospitals. We were also able to reduce the bad debt expense in these hospitals, which had the effect of increasing our Adjusted EBITDA and Adjusted EBITDA margin. Our hospitals opened during 2009 or currently still in development incurred Adjusted EBITDA losses of $1.4 million for the six months ended June 30, 2010.

Outpatient Rehabilitation. Adjusted EBITDA decreased slightly to $46.5 million for the six months ended June 30, 2010 compared to $46.6 million for the six months ended June 30, 2009. Our Adjusted EBITDA margins declined to 13.3% for the six months ended June 30, 2010 from 13.7% for the six months ended June 30, 2009. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was primarily the result of higher costs in our contract services business. This resulted from lost productivity in the Northeast during the three months ended March 31, 2010 due to a difficult winter weather season and the need to use higher cost agency staffing at some of our locations due to the turnover of a number of our contracts. This decline was partially offset by increased Adjusted EBITDA in our outpatient rehabilitation clinics that resulted from the increase in patient visits.
Other. The Adjusted EBITDA loss was $22.2 million for the six months ended June 30, 2010 compared to an Adjusted EBITDA loss of $25.0 million for the six months ended June 30, 2009. This decrease is primarily related to the reduction in our general and administrative expenses described above under “Operating Expenses.”
Income from Operations
For the six months ended June 30, 2010 we experienced income from operations of $145.2 million compared to $133.0 million for the six months ended June 30, 2009. The increase in income from operations resulted primarily from increased profitability at the hospitals opened as of January 1, 2009 and operated by us throughout both periods and a reduction in our general and administrative expenses.
Gain on Early Retirement of Debt
For the six months ended June 30, 2009, we paid approximately $30.1 million to repurchase and retire a portion of Select’s 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized on the transactions, which was net of the write-off of unamortized deferred financing costs related to the debt.
Interest Expense
Select Medical Corporation. Interest expense was $45.4 million for the six months ended June 30, 2010 compared to $50.8 million for the six months ended June 30, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of our 7 5/8% senior subordinated notes and the repayment of a portion of our senior secured credit facility with proceeds from Holdings’ initial public offering of common stock.
Select Medical Holdings Corporation. Interest expense was $59.3 million for the six months ended June 30, 2010 compared to $68.3 million for the six months ended June 30, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of Select’s 7 5/8% senior subordinated notes, repurchases of our senior floating rate notes and the repayment of a portion of Select’s senior secured credit facility with proceeds from our initial public offering of common stock.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $39.3 million for the six months ended June 30, 2010. The expense represented an effective tax rate of 39.2%. We recorded income tax expense of $40.6 million for the six months ended June 30, 2009. The expense represented an effective tax rate of 43.2%. The lower effective tax rate we experienced for the six months ended June 30, 2010 is due to a reduction in our effective tax rate for state and local taxes and a reduction in the amount of tax reserves provided on uncertain tax positions.

Select Medical Holdings Corporation. We recorded income tax expense of $34.4 million for the six months ended June 30, 2010. The expense represented an effective tax rate of 39.9%. We recorded income tax expense of $33.9 million for the six months ended June 30, 2009. The expense represented an effective tax rate of 42.3%. The lower effective tax rate we experienced for the six months ended June 30, 2010 is due to a reduction in our effective tax rate for state and local taxes and a reduction in the amount of tax reserves provided on uncertain tax positions.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $3.1 million for the six months ended June 30, 2010 and $1.4 million for the six months ended June 30, 2009. These amounts reflect minority owners’ share of the earnings of joint ventured operations.
Liquidity and Capital Resources
Six Months Ended June 30, 2010 and Six Months Ended June 30, 2009

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$57,235	$58,719	$73,645	$71,602
Cash flows used in investing activities	(19,640)	(26,454)	(19,640)	(26,454)
Cash flows provided by (used in) financing activities	(74,166)	12,808	(90,576)	(75)
Net increase (decrease) in cash and cash equivalents	(36,571)	45,073	(36,571)	45,073
Cash and cash equivalents at beginning of period	64,260	83,680	64,260	83,680

Cash and cash equivalents at end of period	$27,689	$128,753	$27,689	$128,753

Operating activities for Select provided $71.6 million for the six months ended June 30, 2010. Our days sales outstanding were 53 days at June 30, 2010 compared to 49 days at December 31, 2009. The increase in days sales outstanding between December 31, 2009 and June 30, 2010 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.
The operating cash flow of Select exceeds the operating cash flow of Holdings by $12.9 million for the six months ended June 30, 2010 and by $16.4 million for the six months ended June 30, 2009. The difference relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
Investing activities used $26.5 million of cash flow for the six months ended June 30, 2010 and $19.6 million of cash flow for the six months ended June 30, 2009. The use of cash in both periods related to the purchase of property and equipment.

Financing activities for Select used $0.1 million of cash flow for the six months ended June 30, 2010. The primary source of cash related to proceeds from bank overdrafts of $14.2 million and borrowings of other debt of $5.0 million, which were offset by payments on our seller and other debt of $4.4 million, dividends paid to Holdings to fund interest payments of $12.9 million, and $2.1 million in distributions to non-controlling interests. Financing activities used $90.6 million of cash flow for the six months ended June 30, 2009. The primary use of cash related to the repurchase of Select’s 7 5/8% senior subordinated notes for $30.1 million, repayment of bank overdrafts of $4.7 million, net payments on our senior secured credit facility of $38.4 million, dividends paid to Holdings of $16.5 million and $1.8 million in distributions to non-controlling interests. These payments were offset by net borrowings related to seller and other debt of $1.3 million.
The difference in cash flows provided by (used in) financing activities of Holdings compared to Select of $12.9 million for the six months ended June 30, 2010 and $16.4 million for the six months ended June 30, 2009 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its senior subordinated notes and its senior floating rate notes.
Capital Resources
Select Medical Corporation. Select had net working capital of $136.8 million at June 30, 2010 compared to net working capital of $167.3 million at December 31, 2009. The decrease in net working capital is primarily due to an increase in our current portion of long-term debt offset by an increase in our cash and accounts receivable.
Select Medical Holdings Corporation. Holdings had net working capital of $140.1 million at June 30, 2010 compared to net working capital of $170.8 million at December 31, 2009. The decrease in net working capital is primarily due to an increase in our current portion of long-term debt offset by an increase in our cash and accounts receivable.
At June 30, 2010, our senior secured credit facility provides for senior secured financing consisting of:
•	a $300.0 million revolving loan facility that will terminate on August 22, 2013, including both a letter of credit sub-facility and a swingline loan sub-facility, and

•	$191.8 million in term loans that mature on February 24, 2012 (the “Tranche B Term Loans”), and

•	$291.3 million in term loans that mature on August 22, 2014 (the “Tranche B-1 Term Loans”).
On June 7, 2010 we entered into an Assignment and Assumption and Amendment No. 4 (“Amendment No. 4”) to Select’s senior secured credit facility (the “Credit Agreement”) with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 4 extended the maturity of $300.0 million of commitments under Select’s revolving credit facility from February 24, 2011 to August 22, 2013, and made related technical changes to the Credit Agreement. The applicable margin percentage for extended revolving loans and the commitment fee rate for extended revolving commitments have increased and will be determined based on a pricing grid set forth in Amendment No. 4. Under the pricing grid, the applicable margin percentage for revolving ABR loans ranges from 2% per annum to 3% per annum, the applicable margin percentage for revolving Eurodollar loans ranges from 3% per annum to 4% per annum, and the commitment fee rate for extended revolving commitments ranges from 0.375% to 0.75%.
On June 7, 2010, we also entered into an Amendment No. 4-A to the Credit Agreement with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 4-A made a technical change to the Credit Agreement that permits us to refinance existing indebtedness with the proceeds of new indebtedness, including the refinancing of existing senior subordinated indebtedness with the proceeds of new senior subordinated indebtedness.

The interest rates per annum applicable to loans, other than swingline loans and Tranche B-1 Term Loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The interest rates per annum applicable to the Tranche B-1 Term Loans under our senior credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for borrowings under our revolving loans is subject to change based upon Select’s leverage ratio (as defined in the credit agreement). The applicable margin percentage for revolving loans will decrease from (1) 2.75% to 2.50% for alternate base rate loans and (2) 3.75% to 3.50% for adjusted LIBOR loans upon the delivery of Select’s Form 10-Q to JP Morgan Chase Bank, N.A., as administrative agent to Select’s senior secured credit facility. The applicable margin percentages for the Tranche B Term Loans are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B-1 Term Loans are (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans.
Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios (both as defined in our senior secured credit facility) which become more restrictive over time. For the four consecutive fiscal quarters ended June 30, 2010, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA to cash interest expense) for the prior four consecutive fiscal quarters of at least 2.00 to 1.00. Select’s interest expense coverage ratio was 2.87 to 1.00 for such period. As of June 30, 2010, Select was required to maintain a leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 4.75 to 1.00. Select’s leverage ratio was 2.88 to 1.00 as of June 30, 2010.
Also, as of June 30, 2010, we had $271.2 million of availability under our revolving loan facility (after giving effect to $28.8 million of outstanding letters of credit).
On June 13, 2005, Select entered into two five year interest rate swap transactions with an effective date of August 22, 2005. On November 23, 2007, Select entered into an additional interest rate swap transaction for three years with an effective date of November 23, 2007. The swaps are designated as a cash flow hedge of forecasted LIBOR-based variable rate interest payments. The underlying variable rate debt is $300.0 million.
Select has outstanding $611.5 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of Select’s wholly-owned subsidiaries, subject to certain exceptions. The notes may be redeemed at Select’s option, in whole or in part, at redemption prices that decline annually to 100% on and after February 1, 2013, plus accrued and unpaid interest. Currently through January 31, 2011, Select may redeem the notes at a redemption price equal to 103.813% of the principal amount of the notes, plus accrued and unpaid interest, if any, to the redemption date. Upon a change of control of Holdings, each holder of notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase.

As of June 30, 2010, Holdings had outstanding $167.3 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The senior floating rate notes are general unsecured obligations of Holdings and are not guaranteed by Select or any of its subsidiaries.
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
Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of June 30, 2010, Select had $483.1 million in term loans outstanding under its senior secured credit facility and Holdings had $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. On June 13, 2005, Select entered into two five year interest rate swap transactions with an effective date of August 22, 2005. On November 16, 2007, Select entered into an additional interest rate swap transaction for three years with an effective date of November 23, 2007. Select entered into the swap transactions to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swaps are $300.0 million and the underlying variable rate debt is associated with the senior secured credit facility. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.2 million annual change in interest expense on our term loans.

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

Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 8, 2010, the Company received a letter from the United States Senate Finance Committee in response to a New York Times article published February 10, 2010 focusing on our Company and the long term acute care hospital industry entitled “Long-Term Care Hospitals Face Little Scrutiny.” The letter from the Senate Finance Committee asked us to respond to a variety of questions regarding our long-term care hospitals. On March 23, 2010, the Company responded to the letter. On May 25, 2010 the Company received follow-up questions from the committee, which the Company responded to on June 4, 2010. The Company intends on fully cooperating and, at this time, the Company is unable to predict the timing and outcome of this matter.

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
The exhibits to this report are listed in the Exhibit Index appearing on page 59 hereof.

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
Dated: August 12, 2010

SELECT MEDICAL HOLDINGS CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dated: August 12, 2010

EXHIBIT INDEX

Exhibit	Description

2.1
Purchase and Sale Agreement by and among Regency Hospital Company, L.L.C., the Sellers named therein, the Representative named therein, Intensiva Healthcare Corporation and Select Medical Corporation, dated June 18, 2010, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on June 23, 2010 (Reg. Nos. 001-34465 and 001-34465)

10.1
Assignment and Assumption and Amendment No. 4, dated June 7, 2010, to Credit Agreement dated as of February 24, 2005, as amended, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Wachovia Bank, National Association as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc. as Co-Documentation Agents, and the Lenders named therein.

10.2
Amendment No. 4-A, dated June 7, 2010, to Credit Agreement dated as of February 24, 2005, as amended, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent, Wachovia Bank, National Association as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc. as Co-Documentation Agents, and the Lenders named therein.

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