Form 10-Q
period 2010-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2010-11-12
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From _________ to _________.
Commission File Numbers: 001 — 34465 and 001 — 31441
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
YES ☐ NO ☑
As of October 31, 2010, Select Medical Holdings Corporation had outstanding 161,040,060 shares of common stock.
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

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2009	2010	2009	2010
ASSETS
Current Assets:
Cash and cash equivalents	$83,680	$15,343	$83,680	$15,343
Accounts receivable, net of allowance for doubtful accounts of $43,357 and $46,332 in 2009 and 2010, respectively	307,079	325,338	307,079	325,338
Current deferred tax asset	48,535	38,949	48,535	38,949
Prepaid income taxes	11,179	12,966	11,179	12,966
Other current assets	24,240	25,897	24,240	25,897

Total Current Assets	474,713	418,493	474,713	418,493

Property and equipment, net	466,131	538,026	466,131	538,026
Goodwill	1,548,269	1,646,698	1,548,269	1,646,698
Other identifiable intangibles	65,297	67,719	65,297	67,719
Assets held for sale	11,342	11,342	11,342	11,342
Other assets	36,481	38,330	33,427	35,682

Total Assets	$2,602,233	$2,720,608	$2,599,179	$2,717,960

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$—	$10,971	$—	$10,971
Current portion of long-term debt and notes payable	4,145	149,116	4,145	149,116
Accounts payable	73,434	76,447	73,434	76,447
Accrued payroll	62,035	72,450	62,035	72,450
Accrued vacation	41,013	46,152	41,013	46,152
Accrued interest	32,919	13,191	23,473	10,256
Accrued restructuring	4,256	2,831	4,256	2,831
Accrued other	84,234	95,538	97,134	95,538
Due to third party payors	1,905	6,445	1,905	6,445

Total Current Liabilities	303,941	473,141	307,395	470,206

Long-term debt, net of current portion	1,401,426	1,276,816	1,096,842	970,836
Non-current deferred tax liability	66,768	66,269	66,768	66,269
Other non-current liabilities	60,543	67,266	60,543	67,266

Total Liabilities	1,832,678	1,883,492	1,531,548	1,574,577

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 159,980,544 shares and 161,040,060 shares issued and outstanding in 2009 and 2010, respectively	160	161	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	—
Capital in excess of par	578,648	565,342	822,664	831,479
Retained earnings	169,094	240,627	223,314	280,918
Accumulated other comprehensive loss	(8,914)	(414)	(8,914)	(414)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	738,988	805,716	1,037,064	1,111,983
Non-controlling interests	30,567	31,400	30,567	31,400

Total Equity	769,555	837,116	1,067,631	1,143,383

Total Liabilities and Equity	$2,602,233	$2,720,608	$2,599,179	$2,717,960

The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended September 30,		For the Quarter Ended September 30,
	2009	2010	2009	2010

Net operating revenues	$545,621	$588,250	$545,621	$588,250

Costs and expenses:
Cost of services	448,702	498,739	448,702	498,739
General and administrative	34,618	19,228	34,618	19,228
Bad debt expense	11,720	11,317	11,720	11,317
Depreciation and amortization	17,676	17,012	17,676	17,012

Total costs and expenses	512,716	546,296	512,716	546,296

Income from operations	32,905	41,954	32,905	41,954

Other income and expense:
Gain on early retirement of debt	1,129	—	—	—
Equity in losses of unconsolidated subsidiaries	—	(186)	—	(186)
Other income	—	148	2,215	148
Interest income	2	—	2	—
Interest expense	(33,451)	(27,677)	(25,114)	(20,821)

Income from operations before income taxes	585	14,239	10,008	21,095

Income tax expense (benefit)	(804)	5,574	2,494	7,974

Net income	1,389	8,665	7,514	13,121

Less: Net income attributable to non-controlling interests	806	656	806	656

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	583	8,009	$6,708	$12,465

Less: Preferred dividends	6,667	—

Net income (loss) available to common stockholders and participating securities	$(6,084)	$8,009

Income (loss) per common share:
Basic	$(0.09)	$0.05
Diluted	$(0.09)	$0.05
The accompanying notes are an integral part of this statement.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010

Net operating revenues	$1,666,328	$1,752,940	$1,666,328	$1,752,940

Costs and expenses:
Cost of services	1,353,107	1,441,160	1,353,107	1,441,160
General and administrative	60,278	41,819	60,278	41,819
Bad debt expense	33,678	31,449	33,678	31,449
Depreciation and amortization	53,346	51,333	53,346	51,333

Total costs and expenses	1,500,409	1,565,761	1,500,409	1,565,761

Income from operations	165,919	187,179	165,919	187,179

Other income and expense:
Gain on early retirement of debt	16,445	—	15,316	—
Equity in losses of unconsolidated subsidiaries	—	(186)	—	(186)
Other income	—	464	3,836	464
Interest income	82	—	82	—
Interest expense	(101,781)	(86,998)	(75,936)	(66,184)

Income from operations before income taxes	80,665	100,459	109,217	121,273

Income tax expense	33,076	39,989	43,069	47,274

Net income	47,589	60,470	66,148	73,999

Less: Net income attributable to non-controlling interests	2,218	3,773	2,218	3,773

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	45,371	56,697	$63,930	$70,226

Less: Preferred dividends	19,537	—

Net income available to common stockholders and participating securities	$25,834	$56,697

Income per common share:
Basic	$0.38	$0.35
Diluted	$0.37	$0.35
The accompanying notes are an integral part of this statement.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Equity and Comprehensive Income (Loss)
(unaudited)
(in thousands)

			Select Medical Holdings Corporation Stockholders
							Accumulated
			Common	Common	Capital in		Other	Non-
		Comprehensive	Stock	Stock Par	Excess of	Retained	Comprehensive	controlling
	Total	Income	Issued	Value	Par	Earnings	Income (Loss)	Interests
Balance at December 31, 2009	$769,555		159,981	$160	$578,648	$169,094	$(8,914)	$30,567
Net income	60,470	$60,470				56,697		3,773
Unrealized gain on interest rate swap, net of tax	8,500	8,500					8,500

Total comprehensive income	68,970	$68,970

Issuance and vesting of restricted stock	530			1	529
Exercise of stock options	125		1,059		125
Stock option expense	876				876
Reclassification of deemed dividend	—				(14,836)	14,836
Distributions to non-controlling interests	(3,618)							(3,618)
Other	678							678

Balance at September 30, 2010	$837,116		161,040	$161	$565,342	$240,627	$(414)	$31,400

Select Medical Corporation
Consolidated Statement of Changes in Equity and Comprehensive Income (Loss)
(unaudited)
(in thousands)

			Select Medical Corporation Stockholders
							Accumulated
			Common	Common	Capital in		Other	Non-
		Comprehensive	Stock	Stock Par	Excess of	Retained	Comprehensive	controlling
	Total	Income	Issued	Value	Par	Earnings	Income (Loss)	Interests
Balance at December 31, 2009	$1,067,631		—	$—	$822,664	$223,314	$(8,914)	$30,567
Net income	73,999	$73,999				70,226		3,773
Unrealized gain on interest rate swap, net of tax	8,500	8,500					8,500

Total comprehensive income	82,499	$82,499

Federal tax benefit of losses contributed by Holdings	7,285				7,285
Additional investment by Holdings	125				125
Settlement of dividends paid to Holdings	(12,622)					(12,622)
Distributions to non-controlling interests	(3,618)							(3,618)
Other	678							678
Contribution related to restricted stock awards and stock option issuances by Holdings	1,405				1,405

Balance at September 30, 2010	$1,143,383		—	$—	$831,479	$280,918	$(414)	$31,400

The accompanying notes are an integral part of this statement.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
Operating activities
Net income	$47,589	$60,470	$66,148	$73,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,346	51,333	53,346	51,333
Provision for bad debts	33,678	31,449	33,678	31,449
Gain on early retirement of debt	(16,445)	—	(15,316)	—
Loss from disposal of assets	550	612	550	612
Non-cash gain from interest rate swaps	—	(464)	(3,836)	(464)
Non-cash stock compensation expense	4,795	1,405	4,795	1,405
Amortization of debt discount	1,239	1,396	—	—
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(32,033)	(26,668)	(32,033)	(26,668)
Other current assets	(982)	3,571	(982)	3,571
Other assets	4,018	494	3,589	88
Accounts payable	(8,366)	(3,469)	(8,366)	(3,469)
Due to third-party payors	(3,530)	(756)	(3,530)	(756)
Accrued expenses	(1,024)	(13,038)	7,615	(6,527)
Income and deferred taxes	10,612	3,930	20,608	11,214

Net cash provided by operating activities	93,447	110,265	126,266	135,787

Investing activities
Purchases of property and equipment	(35,250)	(38,626)	(35,250)	(38,626)
Proceeds from sale of property	1,341	—	1,341	—
Acquisition of businesses, net of cash acquired	(381)	(165,802)	(381)	(165,802)

Net cash used in investing activities	(34,290)	(204,428)	(34,290)	(204,428)

Financing activities
Proceeds from initial public offering, net of fees	282,000	—	—	—
Equity investment by Holdings	—	—	282,024	125
Payment of initial public offering costs	(584)	—	(584)	—
Borrowings on revolving credit facility	193,000	90,000	193,000	90,000
Payments on revolving credit facility	(253,000)	(70,000)	(253,000)	(70,000)
Payment on credit facility term loan	(5,033)	—	(5,033)	—
Repurchase of 7 5/8% senior subordinated notes	(30,114)	—	(30,114)	—
Repurchase of senior floating rate notes	(6,468)	—	—	—
Borrowings of other debt	5,184	5,015	5,184	5,015
Principal payments on seller and other debt	(5,738)	(6,667)	(5,738)	(6,667)
Dividends paid to Holdings	—	—	(39,367)	(25,522)
Repurchase of common and preferred stock	(80)	—	—	—
Exercise of stock options	24	125	—	—
Borrowings (repayment) of bank overdrafts	(21,130)	10,971	(21,130)	10,971
Equity contribution and loans from non-controlling interests	1,500	—	1,500	—
Distributions to non-controlling interests	(2,486)	(3,618)	(2,486)	(3,618)

Net cash provided by financing activities	157,075	25,826	124,256	304

Net increase (decrease) in cash and cash equivalents	216,232	(68,337)	216,232	(68,337)

Cash and cash equivalents at beginning of period	64,260	83,680	64,260	83,680

Cash and cash equivalents at end of period	$280,492	$15,343	$280,492	$15,343

Supplemental Cash Flow Information
Cash paid for interest	$115,901	$99,897	$83,082	$74,381
Cash paid for taxes	$22,441	$36,424	$22,441	$36,424
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
The unaudited condensed consolidated financial statements of the Company as of September 30, 2010 and for the three and nine month periods ended September 30, 2009 and 2010 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010.
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
3. Purchase of Regency Hospital Company, L.L.C.
On September 1, 2010, Select completed the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”) an operator of long-term acute care hospitals, for $210.0 million, including certain assumed liabilities. The amount paid at closing was reduced by $33.1 million for certain assumed liabilities, payments to employees, payments for the purchase of minority interests and an estimated working capital adjustment. The purchase price is subject to a final settlement of net working capital. Regency operated a network of 23 long-term acute care hospitals located in nine states. The results of operations of Regency have been included in the Company’s consolidated financial statements since September 1, 2010 and consisted of net operating revenues of $23.4 million and pre-tax losses of $4.2 million. Regency’s operations have been included in the specialty hospitals segment.
The purchase price was allocated to tangible and identifiable intangible assets and liabilities based upon preliminary estimates of fair value, with the remainder allocated to goodwill. The Company is in the process of completing its valuation analysis to identify and determine the fair values of tangible and intangible assets acquired and the liabilities assumed. Thus, the final allocation of the purchase price may differ from preliminary estimates used at September 30, 2010. The Company expects to finalize the allocation of the purchase price prior to December 31, 2010. In accordance with the provisions of ASC 350 Intangibles — Goodwill and other, no amortization of goodwill has been recorded. The factors that were considered when deciding to acquire Regency and determining the purchase price that resulted in goodwill included the historical earnings of the acquired long-term acute care hospitals, general and administrative cost saving opportunities that could be achieved by utilizing the Company’s infrastructure and the benefits that could be achieved with patients and commercial payors by having a larger network of long-term acute care hospitals.
The preliminary purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired of $11.3 million	$165,616

Fair value of net tangible assets acquired:
Accounts receivable	22,526
Other current assets	5,194
Property and equipment	83,976
Other assets	506
Current liabilities	(43,615)
Other liabilities	(6,313)

Net tangible assets acquired	62,274
Tradename	5,000
Goodwill	98,342

$165,616

Unaudited pro forma net revenue and net income for the three and nine months ended September 30, 2010 and 2009 for Select and Holdings as if the acquisition occurred as of January 1, 2009 and January 1, 2010 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands except per share amounts)

Net revenue	$636,126	$645,300	$1,944,487	$1,987,885
Net income:
Select Medical Corporation	$8,044	$12,250	$71,288	$71,985
Select Medical Holdings Corporation	$1,919	$7,444	$52,595	$58,484
Income (loss) per common share of Select Medical Holdings Corporation:
Basic	$(0.08)	$0.04	$0.44	$0.34
Diluted	$(0.08)	$0.04	$0.44	$0.34
4. Intangible Assets
The Company’s intangible assets consist of the following:

	As of September 30, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets:
Contract therapy relationships	$20,456	$(20,456)
Non-compete agreements	25,909	(23,937)

Total	$46,365	$(44,393)

Indefinite-lived intangible assets:
Goodwill	$1,646,698
Trademarks	52,858
Certificates of need	11,550
Accreditations	1,339

Total	$1,712,445

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At September 30, 2010, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 3.7 years, respectively.

Amortization expense for the Company’s intangible assets with finite lives follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2010	2009	2010
	(in thousands)
Amortization expense	$2,207	$869	$6,623	$3,921
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

2010	$4,247
2011	1,306
2012	340
2013	0
2014	0
The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2010 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2009	$1,247,713	$300,556	$1,548,269
Goodwill acquired during the year	98,342	87	98,429

Balance as of September 30, 2010	$1,346,055	$300,643	$1,646,698

5. Restructuring Reserves
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

The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
December 31, 2009	$4,256
Amounts paid in 2010	(1,050)
Revision of estimate	(375)

September 30, 2010	$2,831

The Company expects to pay out the remaining lease termination costs through 2014.
6. Extension of Revolving Credit Facility
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
7. Fair Value
Fair Value Measurements
The Company measures its interest rate swaps at fair value on a recurring basis. The Company determines the fair value of its interest rate swaps based on financial models that consider current and future market interest rates and adjustments for non-performance risk. The Company considers those inputs utilized in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The fair value of the Company’s interest rate swaps was a liability of $1.0 million at September 30, 2010 and $14.1 million at December 31, 2009. These liabilities are reported on the consolidated balance sheet as current liabilities in accrued other.
Fair Value of Financial Instruments
Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The carrying value of Select’s senior secured credit facility was $483.1 million and $503.1 million at December 31, 2009 and September 30, 2010, respectively. The fair value of Select’s senior secured credit facility was $471.0 million and $493.4 million at December 31, 2009 and September 30, 2010, respectively. The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of the 7 5/8% senior subordinated notes was $611.5 million at both December 31, 2009 and September 30, 2010. The fair value of the 7 5/8% senior subordinated notes was $593.2 million and $596.2 million at December 31, 2009 and September 30, 2010, respectively. The fair value of this registered debt was based on quoted market prices.
The carrying value of the senior floating rate notes was $167.3 million at both December 31, 2009 and September 30, 2010. The fair value of the senior floating rate notes was $155.6 million and $145.8 million at December 31, 2009 and September 30, 2010, respectively. The fair value of this registered debt was based on quoted market prices.
Interest Rate Swaps
The Company is exposed to the impact of interest rate changes. The Company’s objective is to manage the impact of the interest rate changes on earnings and cash flows. At September 30, 2010, Select has one outstanding interest swap contract that it entered into on November 16, 2007 to hedge Select’s interest rate risk for a portion of its term loans under its senior secured credit facility. The effective date of the swap transaction was November 23, 2007. The swap is designated as a cash flow hedge of forecasted LIBOR based variable rate interest payments. The notional amount of the interest rate swap is $100.0 million, and the underlying variable rate debt is associated with Select’s senior secured credit facility. The weighted average variable interest rate of the debt was 3.41% and the weighted average fixed rate of the swap was 7.34% at September 30, 2010. The swap is for a period of three years, and matures on November 22, 2010.
For the portion of swaps that qualify as a hedge, the interest rate swaps are reflected at fair value in the consolidated balance sheet. A gain of $2.5 million, net of tax, was recorded in Holdings’ stockholders’ equity as a component of other comprehensive loss for the nine months ended September 30, 2009. A gain of $8.5 million, net of tax, was recorded for the nine months ended September 30, 2010. Select recorded a gain of $0.8 million, net of tax, for the nine months ended September 30, 2009, and a gain of $8.5 million, net of tax, for the nine months ended September 30, 2010 related to the swaps in Select’s stockholder’s equity as a component of other comprehensive loss. The Company tests for ineffectiveness whenever financial statements are issued or at least every three months using the Hypothetical Derivative Method. See also Note 8, Accumulated Other Comprehensive Loss.
8. Accumulated Other Comprehensive Loss
Included in accumulated other comprehensive loss at December 31, 2009 and September 30, 2010 were cumulative losses of $8.9 million (net of tax) and $0.4 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.
9. Stockholders’ Equity
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
10. Segment Information
The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain on early retirement of debt, stock compensation expense, long term incentive compensation, equity in losses of unconsolidated subsidiaries and other income.
The following tables summarize selected financial data for the Company’s reportable segments for the three and nine months ended September 30, 2009 and 2010. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended September 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$376,859	$168,751	$11	$545,621
Adjusted EBITDA	64,381	20,898	(12,236)	73,043
Total assets:
Select Medical Corporation	1,898,494	484,703	378,356	2,761,553
Select Medical Holdings Corporation	1,898,494	484,703	381,545	2,764,742
Capital expenditures	12,371	1,566	332	14,269

	Three Months Ended September 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$419,798	$168,438	$14	$588,250
Adjusted EBITDA	58,282	20,339	(19,195)	59,426
Total assets:
Select Medical Corporation	2,051,238	487,171	179,551	2,717,960
Select Medical Holdings Corporation	2,051,238	487,171	182,199	2,720,608
Capital expenditures	9,339	2,019	814	12,172

	Nine Months Ended September 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,156,422	$509,760	$146	$1,666,328
Adjusted EBITDA	212,122	67,476	(37,277)	242,321
Total assets:
Select Medical Corporation	1,898,494	484,703	378,356	2,761,553
Select Medical Holdings Corporation	1,898,494	484,703	381,545	2,764,742
Capital expenditures	27,748	6,575	927	35,250

	Nine Months Ended September 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,234,562	$518,288	$90	$1,752,940
Adjusted EBITDA	214,523	66,813	(41,419)	239,917
Total assets:
Select Medical Corporation	2,051,238	487,171	179,551	2,717,960
Select Medical Holdings Corporation	2,051,238	487,171	182,199	2,720,608
Capital expenditures	29,963	7,187	1,476	38,626

A reconciliation of Adjusted EBITDA to income (loss) from operations before income taxes is as follows (in thousands):

	Three Months Ended September 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$64,381	$20,898	$(12,236)
Depreciation and amortization	(10,485)	(6,282)	(909)
Long term incentive compensation			(18,261)
Stock compensation expense	—	—	(4,201)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$53,896	$14,616	$(35,607)	$32,905	$32,905
Gain on early retirement of debt				1,129	—
Other expense				—	2,215
Interest expense, net				(33,449)	(25,112)

Income from operations before income taxes				$585	$10,008

	Three Months Ended September 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$58,282	$20,339	$(19,195)
Depreciation and amortization	(11,237)	(4,953)	(822)
Stock compensation expense	—	—	(460)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$47,045	$15,386	$(20,477)	$41,954	$41,954
Equity in losses of unconsolidated subsidiaries				(186)	(186)
Other income				148	148
Interest expense, net				(27,677)	(20,821)

Income from operations before income taxes				$14,239	$21,095

	Nine Months Ended September 30, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$212,122	$67,476	$(37,277)
Depreciation and amortization	(32,022)	(18,679)	(2,645)
Long term incentive compensation	—	—	(18,261)
Stock compensation expense	—	—	(4,795)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$180,100	$48,797	$(62,978)	$165,919	$165,919
Gain on early retirement of debt				16,445	15,316
Other income				—	3,836
Interest expense, net				(101,699)	(75,854)

Income from operations before income taxes				$80,665	$109,217

	Nine Months Ended September 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$214,523	$66,813	$(41,419)
Depreciation and amortization	(33,095)	(15,752)	(2,486)
Stock compensation expense	—	—	(1,405)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$181,428	$51,061	$(45,310)	$187,179	$187,179
Equity in losses of unconsolidated subsidiaries				(186)	(186)
Other income				464	464
Interest expense, net				(86,998)	(66,184)

Income from operations before income taxes				$100,459	$121,273

11. Income (loss) per Common Share
The Company applies the two-class method for calculating and presenting income (loss) per common share. The two-class method is an earnings (loss) allocation formula that determines earnings (loss) per share for each class of stock participation rights in undistributed earnings. Effective January 1, 2009 the Financial Accounting Standards Board (“FASB”) clarified that share based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. Participating securities are defined as securities that participate in dividends with common stock according to a predetermined formula. These participating securities should be included in the computation of basic earnings (loss) per share under the two class method. Based upon the clarification made by FASB, the Company concluded that its non-vested restricted stock awards meet the definition of a participating security and should be included in the Company’s computation of basic earnings (loss) per share.

The following table sets forth for the periods indicated the calculation of net income (loss) per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings (loss) per share, respectively:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$583	$8,009	$45,371	$56,697
Less: Preferred stock dividends	6,667	—	19,537	—
Less: Earnings (loss) allocated to preferred stockholders	(582)	—	2,497	—
Less: Earnings allocated to unvested restricted stockholders	—	25	315	135

Income (loss) available to common and preferred stockholders — basic and diluted	$(5,502)	$7,984	$23,022	$56,562

Denominator:
Weighted average shares — basic	62,078	159,717	61,030	159,698
Effect of dilutive securities:
Stock options	—	238	470	266

Weighted average shares — diluted	62,078	159,955	61,500	159,964

Basic income (loss) per common share	$(0.09)	$0.05	$0.38	$0.35
Diluted income (loss) per common share	$(0.09)	$0.05	$0.37	$0.35
The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Quarter Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)
Stock options	469	2,392	—	2,383

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

On March 8, 2010, the Company received a letter from the United States Senate Finance Committee in response to a New York Times article published February 10, 2010 focusing on our Company and the long term acute care hospital industry entitled “Long-Term Care Hospitals Face Little Scrutiny.” The letter from the Senate Finance Committee asked the Company to respond to a variety of questions regarding our long-term care hospitals. On March 23, 2010, the Company responded to the letter. On May 25, 2010 the Company received follow-up questions from the committee, which the Company responded to on June 4, 2010. The Company intends on fully cooperating with the Committee. At this time, the Company is unable to predict the timing and outcome of this matter.
Construction Commitments
At September 30, 2010, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at certain of the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $10.3 million.

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
Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at September 30, 2009 and 2010 and for the three and nine months ended September 30, 2009 and 2010.
The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at September 30, 2010 after giving effect to the guarantees of the subsidiaries acquired in the Regency transaction:
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
Regency Hospital of Forth Worth, LLP
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
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	September 30, 2010
	(unaudited)
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$8,185	$6,614	$544	$—		$15,343
Accounts receivable, net	—	276,189	49,149	—		325,338
Current deferred tax asset	7,307	26,248	5,394	—		38,949
Prepaid income taxes	12,966	—	—	—		12,966
Other current assets	2,793	20,775	2,329	—		25,897

Total Current Assets	31,251	329,826	57,416	—		418,493

Property and equipment, net	5,901	473,360	58,765	—		538,026
Investment in affiliates	2,964,610	80,797	—	(3,045,407	)(a) (b)	—
Goodwill	—	1,646,698	—	—		1,646,698
Other identifiable intangibles	—	67,719	—	—		67,719
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,172	9,438	4,072	—		35,682

Total Assets	$3,035,276	$2,607,838	$120,253	$(3,045,407)		$2,717,960

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$10,971	$—	$—	$—		$10,971
Current portion of long-term debt and notes payable	147,955	858	303	—		149,116
Accounts payable	7,808	59,469	9,170	—		76,447
Intercompany accounts	1,153,988	(1,079,892)	(74,096)	—		—
Accrued payroll	147	72,114	189	—		72,450
Accrued vacation	3,072	37,645	5,435	—		46,152
Accrued interest	9,936	320	—	—		10,256
Accrued restructuring	—	2,831	—	—		2,831
Accrued other	32,615	56,254	6,669	—		95,538
Due to third party payors	—	6,445	—	—		6,445

Total Current Liabilities	1,366,492	(843,956)	(52,330)	—		470,206

Long-term debt, net of current portion	494,627	422,363	53,846	—		970,836
Non-current deferred tax liability	(620)	60,074	6,815	—		66,269
Other non-current liabilities	62,794	4,472	—	—		67,266

Total Liabilities	1,923,293	(357,047)	8,331	—		1,574,577

Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	831,479	—	—	—		831,479
Retained earnings	280,918	494,448	25,957	(520,405	)(b)	280,918
Subsidiary investment	—	2,470,437	54,565	(2,525,002	)(a)	—
Accumulated other comprehensive loss	(414)	—	—	—		(414)

Total Select Medical Corporation Stockholder’s Equity	1,111,983	2,964,885	80,522	(3,045,407)		1,111,983

Non-controlling interests	—	—	31,400	—		31,400

Total Equity	1,111,983	2,964,885	111,922	(3,045,407)		1,143,383

Total Liabilities and Equity	$3,035,276	$2,607,838	$120,253	$(3,045,407)		$2,717,960

(a)	Elimination of investments in consolidated subsidiaries.

(b)	Elimination of investments in consolidated subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended September 30, 2010
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$14	$507,589	$80,647	$—		$588,250

Costs and expenses:
Cost of services	440	427,761	70,538	—		498,739
General and administrative	17,031	2,197	—	—		19,228
Bad debt expense	—	9,661	1,656	—		11,317
Depreciation and amortization	662	14,249	2,101	—		17,012

Total costs and expenses	18,133	453,868	74,295	—		546,296

Income (loss) from operations	(18,119)	53,721	6,352	—		41,954

Other income and expense:
Intercompany interest and royalty fees	(888)	877	11	—		—
Intercompany management fees	22,773	(18,937)	(3,836)	—		—
Equity in losses of unconsolidated subsidiaries	—	(186)	—	—		(186)
Other income	148	—	—	—		148
Interest expense	(11,330)	(8,462)	(1,029)	—		(20,821)

Income from operations before income taxes	(7,416)	27,013	1,498	—		21,095

Income tax expense	366	7,600	8	—		7,974
Equity in earnings of subsidiaries	20,247	965	—	(21,212	)(a)	—

Net income	12,465	20,378	1,490	(21,212)		13,121

Less: Net income attributable to non-controlling interests	—	—	656	—		656

Net income attributable to Select Medical Corporation	$12,465	$20,378	$834	$(21,212)		$12,465

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Nine Months Ended September 30, 2010
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$90	$1,509,246	$243,604	$—		$1,752,940

Costs and expenses:
Cost of services	1,094	1,236,392	203,674	—		1,441,160
General and administrative	39,590	2,229	—	—		41,819
Bad debt expense	—	26,402	5,047	—		31,449
Depreciation and amortization	2,160	42,787	6,386	—		51,333

Total costs and expenses	42,844	1,307,810	215,107	—		1,565,761

Income (loss) from operations	(42,754)	201,436	28,497	—		187,179

Other income and expense:
Intercompany interest and royalty fees	(2,849)	2,829	20	—		—
Intercompany management fees	68,002	(56,706)	(11,296)	—		—
Equity in losses of unconsolidated subsidiaries	—	(186)	—	—		(186)
Other income	464	—	—	—		464
Interest expense	(37,430)	(25,466)	(3,288)	—		(66,184)

Income (loss) from operations before income taxes	(14,567)	121,907	13,933	—		121,273

Income tax expense (benefit)	1,856	46,159	(741)	—		47,274
Equity in earnings of subsidiaries	86,649	10,831	—	(97,480	)(a)	—

Net income	70,226	86,579	14,674	(97,480)		73,999

Less: Net income attributable to non-controlling interests	—	—	3,773	—		3,773

Net income attributable to Select Medical Corporation	$70,226	$86,579	$10,901	$(97,480)		$70,226

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2010
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$70,226	$86,579	$14,674	$(97,480	)(a)	$73,999
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,160	42,787	6,386	—		51,333
Provision for bad debts	—	26,402	5,047	—		31,449
Loss from disposal of assets	127	352	133	—		612
Non-cash gain from interest rate swaps	(464)	—	—	—		(464)
Non-cash stock compensation expense	1,405	—	—	—		1,405
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(86,649)	(10,831)	—	97,480	(a)	—
Intercompany	(54,741)	62,368	(7,627)	—		—
Accounts receivable	—	3,119	(29,787)	—		(26,668)
Other current assets	2,593	(1,959)	2,937	—		3,571
Other assets	228	1,621	(1,761)	—		88
Accounts payable	4,579	(8,228)	180	—		(3,469)
Due to third-party payors	—	(10,170)	9,414	—		(756)
Accrued expenses	(30,729)	22,401	1,801	—		(6,527)
Income and deferred taxes	11,214	—	—	—		11,214

Net cash provided by (used in) operating activities	(80,051)	214,441	1,397	—		135,787

Investing activities
Purchases of property and equipment	(1,475)	(30,107)	(7,044)	—		(38,626)
Acquisition of businesses, net of cash acquired	—	(165,802)	—	—		(165,802)

Net cash used in investing activities	(1,475)	(195,909)	(7,044)	—		(204,428)

Financing activities
Borrowings on revolving credit facility	90,000	—	—	—		90,000
Payments on revolving credit facility	(70,000)	—	—	—		(70,000)
Borrowings of other debt	5,015	—	—	—		5,015
Principal payments on seller and other debt	(5,181)	(1,428)	(58)	—		(6,667)
Dividends paid to Holdings	(25,522)	—	—	—		(25,522)
Equity investment by Holdings	125	—	—	—		125
Proceeds from bank overdrafts	10,971	—	—	—		10,971
Intercompany debt reallocation	3,363	(12,788)	9,425	—		—
Distributions to non-controlling interests	—	—	(3,618)	—		(3,618)

Net cash provided by (used in) financing activities	8,771	(14,216)	5,749	—		304

Net increase (decrease) in cash and cash equivalents	(72,755)	4,316	102	—		(68,337)

Cash and cash equivalents at beginning of period	80,940	2,298	442	—		83,680

Cash and cash equivalents at end of period	$8,185	$6,614	$544	$—		$15,343

(a)	Elimination of equity in earnings of consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2009
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$80,940	$2,298	$442	$—		$83,680
Accounts receivable, net	—	282,670	24,409	—		307,079
Current deferred tax asset	13,677	29,854	5,004	—		48,535
Prepaid income taxes	11,179	—	—	—		11,179
Other current assets	5,386	13,588	5,266	—		24,240

Total Current Assets	111,182	328,410	35,121	—		474,713

Property and equipment, net	6,649	409,258	50,224	—		466,131
Investment in affiliates	2,142,189	72,628	—	(2,214,817	)(a) (b)	—
Goodwill	—	1,548,269	—	—		1,548,269
Other identifiable intangibles	—	65,297	—	—		65,297
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,400	8,716	2,311	—		33,427

Total Assets	$2,293,762	$2,432,578	$87,656	$(2,214,817)		$2,599,179

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and notes payable	$2,545	$803	$797	$—		$4,145
Accounts payable	3,229	61,215	8,990	—		73,434
Intercompany accounts	495,981	(416,944)	(79,037)	—		—
Accrued payroll	81	61,860	94	—		62,035
Accrued vacation	2,942	33,024	5,047	—		41,013
Accrued interest	23,354	119	—	—		23,473
Accrued restructuring	—	4,256	—	—		4,256
Accrued other	50,122	41,661	5,351	—		97,134
Due to third party payors	—	11,319	(9,414)	—		1,905

Total Current Liabilities	578,254	(202,687)	(68,172)	—		307,395

Long-term debt, net of current portion	616,906	434,384	45,552	—		1,096,842
Non-current deferred tax liability	995	58,346	7,427	—		66,768
Other non-current liabilities	60,543	—	—	—		60,543

Total Liabilities	1,256,698	290,043	(15,193)	—		1,531,548

Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	822,664	—	—	—		822,664
Retained earnings	223,314	407,870	21,075	(428,945	)(b)	223,314
Subsidiary investment	—	1,734,665	51,207	(1,785,872	)(a)	—
Accumulated other comprehensive loss	(8,914)	—	—	—		(8,914)

Total Select Medical Corporation Stockholder’s Equity	1,037,064	2,142,535	72,282	(2,214,817)		1,037,064

Non-controlling interests	—	—	30,567	—		30,567

Total Equity	1,037,064	2,142,535	102,849	(2,214,817)		1,067,631

Total Liabilities and Equity	$2,293,762	$2,432,578	$87,656	$(2,214,817)		$2,599,179

(a)	Elimination of investments in consolidated subsidiaries.

(b)	Elimination of investments in consolidated subsidiaries’ earnings.

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

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Nine Months Ended September 30, 2009
	(unaudited)
	Select Medical Corporation (Parent	Subsidiary	Non- Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$146	$1,487,899	$178,283	$—		$1,666,328

Costs and expenses:
Cost of services	201	1,202,007	150,899	—		1,353,107
General and administrative	60,210	68	—	—		60,278
Bad debt expense	—	27,862	5,816	—		33,678
Depreciation and amortization	2,408	46,315	4,623	—		53,346

Total costs and expenses	62,819	1,276,252	161,338	—		1,500,409

Income (loss) from operations	(62,673)	211,647	16,945	—		165,919

Other income and expense:
Intercompany interest and royalty fees	(6,292)	6,252	40	—		—
Intercompany management fees	95,063	(87,810)	(7,253)	—		—
Gain on early retirement of debt	15,316	—	—	—		15,316
Other income	3,836	—	—	—		3,836
Interest income	65	16	1	—		82
Interest expense	(47,914)	(25,670)	(2,352)	—		(75,936)

Income (loss) from operations before income taxes	(2,599)	104,435	7,381	—		109,217

Income tax expense	3,420	38,833	816	—		43,069
Equity in earnings of subsidiaries	69,949	4,767	—	(74,716	)(a)	—

Net income	63,930	70,369	6,565	(74,716)		66,148

Less: Net income attributable to non-controlling interests	—	—	2,218	—		2,218

Net income attributable to Select Medical Corporation	$63,930	$70,369	$4,347	$(74,716)		$63,930

(a)	Elimination of equity in net income from consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Nine Months Ended September 30, 2009
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$63,930	$70,369	$6,565	$(74,716	)(a)	$66,148
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,408	46,315	4,623	—		53,346
Provision for bad debts	—	27,862	5,816	—		33,678
Gain on early retirement of debt	(15,316)	—	—	—		(15,316)
Loss from disposal of assets and sale of business units	15	506	29	—		550
Non-cash gain from interest rate swaps	(3,836)	—	—	—		(3,836)
Non-cash stock compensation expense	4,795	—	—	—		4,795
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(69,949)	(4,767)	—	74,716	(a)	—
Intercompany	132,270	(125,875)	(6,395)	—		—
Accounts receivable	(111)	(26,654)	(5,268)	—		(32,033)
Other current assets	(765)	1,681	(1,898)	—		(982)
Other assets	5,724	(2,235)	100	—		3,589
Accounts payable	(3,105)	(4,253)	(1,008)	—		(8,366)
Due to third-party payors	—	(8,118)	4,588	—		(3,530)
Accrued expenses	8,002	(1,211)	824	—		7,615
Income and deferred taxes	20,608	—	—	—		20,608

Net cash provided by (used in) operating activities	144,670	(26,380)	7,976	—		126,266

Investing activities
Purchases of property and equipment	(1,117)	(23,644)	(10,489)	—		(35,250)
Proceeds from sale of property	—	1,341	—	—		1,341
Acquisition of businesses, net of cash acquired	—	(381)	—	—		(381)

Net cash used in investing activities	(1,117)	(22,684)	(10,489)	—		(34,290)

Financing activities
Borrowings on revolving credit facility	193,000	—	—	—		193,000
Payments on revolving credit facility	(253,000)	—	—	—		(253,000)
Payments on credit facility term loan	(5,033)	—	—	—		(5,033)
Repurchase of 7 5/8% senior subordianted notes	(30,114)	—	—	—		(30,114)
Borrowings of other debt	5,184	—	—	—		5,184
Principal payments on seller and other debt	(4,892)	(837)	(9)	—		(5,738)
Dividends paid to Holdings	(39,367)	—	—	—		(39,367)
Payment of initial public offering costs	(584)	—	—	—		(584)
Equity investment by Holdings	282,024	—	—	—		282,024
Repayment of bank overdrafts	(21,130)	—	—	—		(21,130)
Intercompany debt reallocation	(50,515)	47,405	3,110	—		—
Equity contribution and loans from non-controlling interests	—	—	1,500	—		1,500
Distributions to non-controlling interests	—	—	(2,486)	—		(2,486)

Net cash provided by financing activities	75,573	46,568	2,115	—		124,256

Net increase (decrease) in cash and cash equivalents	219,126	(2,496)	(398)	—		216,232

Cash and cash equivalents at beginning of period	58,332	5,108	820	—		64,260

Cash and cash equivalents at end of period	$277,458	$2,612	$422	$—		$280,492

(a)	Elimination of equity in earnings of consolidated subsidiaries.

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
Overview
We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of September 30, 2010, we operated 111 long term acute care hospitals and six inpatient rehabilitation facilities in 28 states, and 950 outpatient rehabilitation clinics in 36 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
We manage our Company through two business segments, our specialty hospitals segment and our outpatient rehabilitation segment. We had net operating revenues of $1,752.9 million for the nine months ended September 30, 2010. Of this total, we earned approximately 70% of our net operating revenues from our specialty hospitals and approximately 30% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive inpatient medical rehabilitation care. Patients are typically admitted to our long term acute care hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Recent Trends and Events
Purchase of Regency Hospital Company, L.L.C.
On September 1, 2010, we completed the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”) an operator of long-term acute care hospitals, for $210.0 million, including certain assumed liabilities. The amount paid at closing was reduced by $33.1 million for certain assumed liabilities, payments to employees, payments for the purchase of minority interests and an estimated working capital adjustment. The purchase price is subject to a final settlement of net working capital. Regency operated a network of 23 long-term acute care hospitals located in nine states.
During the three months ended September 30, 2010, our general and administrative costs include approximately $2.1 million of costs related to the transition of management functions and closing of the Regency corporate office. The transition and closing of the Regency corporate office will be completed in the fourth quarter of 2010. We anticipate incurring approximately $2.0 million to complete the closure during the fourth quarter of 2010. Additionally, we expect to record a restructuring charge in the fourth quarter of approximately $5.0 million related to lease termination costs associated with Regency’s corporate headquarters.
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
Summary Financial Results
Third Quarter Ended September 30, 2010
For the three months ended September 30, 2010, our net operating revenues increased 7.8%, to $588.3 million compared to $545.6 million for the three months ended September 30, 2009. This increase in net operating revenues resulted principally from an increase in our specialty hospital net operating revenues. The increase in our specialty hospital net operating revenue is principally due to (1) the acquisition of Regency, (2) growth in the hospitals opened as of January 1, 2009 and operated by us throughout both periods and (3) the hospitals opened and acquired in 2009. We had income from operations for the three months ended September 30, 2010 of $42.0 million compared to $32.9 million for the three months ended September 30, 2009. Holdings’ interest expense for the three months ended September 30, 2010 was $27.7 million compared to $33.5 million for the three months ended September 30, 2009. Select’s interest expense for the three months ended September 30, 2010 was $20.8 million compared to $25.1 million for the three months ended September 30, 2009. The decrease in interest expense for both Holdings and Select was attributable to our repayment of outstanding debt with a portion of the proceeds Holding’s initial public offering of common stock in September 2009 and lower interest rates that resulted from the maturation of interest rate swaps that carried higher fixed interest rates.

For the nine months ended September 30, 2010, our net operating revenues increased 5.2% to $1,752.9 million compared to $1,666.3 million for the nine months ended September 30, 2009. This increase in net operating revenues resulted from a 6.8% increase in our specialty hospital net operating revenue and a 1.7% increase in our outpatient rehabilitation net operating revenue. The increase in our specialty hospital net operating revenue is principally due to (1) the acquisition of Regency, (2) growth in the hospitals opened and acquired as of January 1, 2009 and operated by us throughout both periods and (3) the hospitals opened and acquired in 2009. The increase in our outpatient rehabilitation net operating revenue is principally due to an increase in both our contract services based revenue and increased revenues in our rehabilitation clinics. We had income from operations for the nine months ended September 30, 2010 of $187.2 million compared to $165.9 million for the nine months ended September 30, 2009. Holdings’ interest expense for the nine months ended September 30, 2010 was $87.0 million compared to $101.8 million for the nine months ended September 30, 2009. Select’s interest expense for the nine months ended September 30, 2010 was $66.2 million compared to $75.9 million for the nine months ended September 30, 2009. The decrease in interest expense for both Holdings and Select was attributable to a reduction in outstanding debt balances that occurred throughout 2009 and lower interest rates that resulted from that maturation of interest rate swaps that carried higher fixed interest rates.
Cash flow from operations provided $110.3 million of cash for the nine months ended September 30, 2010 for Holdings and $135.8 million of cash for the nine months ended September 30, 2010 for Select. The difference primarily relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
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
Health Reform Legislation
On March 23, 2010, President Obama signed into law H.R. 3590, the “Patient Protection and Affordable Care Act” (“PPACA”). The PPACA expands access to health insurance through subsidies, coverage mandates and other insurance market reforms. In addition, PPACA makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives addressing, among other things, reductions in healthcare spending, patient safety incentives and protections against fraud and abuse of federal healthcare programs. The PPACA adopts significant changes to the Medicare program that are particularly relevant to long term acute care hospitals (“LTCHs”), inpatient rehabilitation facilities (“IRFs”) and outpatient rehabilitation services. As part of health reform legislation, President Obama also signed H.R. 4872, the “Health Care and Education Affordability Reconciliation Act of 2010,” which made some limited but important changes to the PPACA.
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

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Non-grandfathered HIHs opened before October 1, 2004 (63 owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Non-grandfathered satellite facilities opened before October 1, 2004 (nine owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Grandfathered HIHs (two owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Grandfathered satellites (no owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25% Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after July 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Freestanding facilities (29 owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	25% Rule not applicable.

Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (no owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

HIHs and satellite facilities opened on or after October 1, 2004. (seven owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.
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
Medicare Productivity Adjustment
PPACA implements a separate productivity adjustment for the first time for hospital inpatient services beginning in rate year 2012 for LTCHs and fiscal year 2012 for IRFs. This provision will apply a negative productivity adjustment to the market basket that is used to update the standard federal rate on an annual basis. The adjustment will be applied each year. The market basket does not currently account for increases in provider productivity that could reduce the actual cost of providing services (e.g., through new technology or fewer inputs). The productivity adjustment will equal the 10-year moving average of changes in the annual economy-wide private non-farm business multi-factor productivity. This is a statistic reported by the Bureau of Labor Statistics and updated in the spring of each year. While this adjustment will change year-to-year, it is currently estimated that this adjustment to the market basket will be approximately minus 1.0% on average.

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
Provider and Employee Screening
The PPACA imposes new screening requirements on all Medicare providers. The screening must include a licensure check and may include other procedures such as a criminal background check, fingerprinting, unscheduled and unannounced site visits, database checks, and other screening techniques CMS deems appropriate to prevent fraud, waste and abuse. Medicare providers and suppliers will be required to pay a fee in connection with the screening procedures. In a proposed rule published on September 23, 2010, CMS proposes to implement an enrollment application fee for new providers and for current enrolled providers revalidating their enrollment status on or after March 23, 2011. The proposed rule would implement a $500 application fee that is adjusted by the percentage change in the consumer price index. The PPACA also imposes new disclosure requirements and authorizes surety bonds for the enrollment of new providers and suppliers.

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
Medicare Payment of Long-Term Acute Care Hospitals during Fiscal Year 2010
On June 2, 2010, CMS published a notice of changes to the payment rates for LTCH-PPS during the portion of rate year 2010 occurring on or after April 1, 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised to $39,795. This change reflects a decrease from $39,897 established in the original final rule for RY 2010. This change to the LTCH-PPS standard federal rate for the remainder of FY 2010 is based on a market basket increase estimate of 2.5% less a reduction of 0.5% to account for what CMS attributes as an increase in case-mix resulting from changes in documentation and coding practices less an additional reduction of 0.25% as mandated by the PPACA. The notice revises the fixed-loss amount for high cost outlier cases for RY 2010 discharges occurring on or after April 1, 2010 to $18,615, which is higher than the RY 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010.
Medicare Payment of Long-Term Acute Care Hospitals during Fiscal Year 2011
On August 16, 2010, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 and before September 30, 2011). The standard federal rate for FY 2011 is $39,600, which is a decrease from the RY 2010 federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the RY 2010 federal rate of $39,795 that went into effect on April 1, 2010. This update to the LTCH-PPS standard federal rate for FY 2011 is based on a market basket increase of 2.5% less a reduction of 2.5% to account for what CMS attributes as an increase in case-mix in prior periods (FYs 2008 and 2009) that resulted from changes in documentation and coding practices less an additional reduction of 0.5% as mandated by the PPACA. The final rule establishes a fixed-loss amount for high cost outlier cases for FY 2011 of $18,785, which is higher than the RY 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 that went into effect on April 1, 2010. The final rule includes revisions to the relative weights for the MS-LTC-DRGs for FY 2011 based on the standard federal rate. Consistent with the May 4, 2010 proposed rule for FY 2011, CMS replaced the term “rate year” for LTCHs with “fiscal year” in order to reflect the fact that the policies and payment rates for LTCHs are now revised on a fiscal year basis (from October 1st through September 30th).
Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2010
On July 22, 2010, CMS published a notice of changes to the payment rates for IRF-PPS during the portion of rate year 2010 occurring on or after April 1, 2010 and before October 1, 2010. As described above, the PPACA mandates a market basket reduction of 0.25% for FY 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised to $13,627. This change reflects a decrease from $13,661 established in the original final rule for FY 2010. In the same notice, CMS increased the outlier threshold amount to $10,721 for discharges occurring on or after April 1, 2010. The outlier threshold was $10,652 for discharges occurring on or after October 1, 2009 through March 31, 2010.

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
On November 2, 2010, CMS released the final update to the Medicare physician fee schedule for calendar year 2011. In the final rule, the Medicare physician fee schedule payment rates between November 30, 2010 and January 1, 2011 will be reduced by 24.9% as a result of the SGR formula. An additional reduction will occur on January 1, 2011, unless Congress prevents the SGR formula reductions from going into effect.
Medicare Payment of Outpatient Rehabilitation Services
Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2011, the annual limit on outpatient therapy services will be $1,870 for combined physical and speech language pathology services and $1,870 for occupational therapy services. The per beneficiary caps were $1,860 for calendar year 2010. In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The PPACA extended the exceptions process through December 31, 2010. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services, except those services furnished and billed by outpatient hospital departments.
In the final update to the Medicare Physician Fee Schedule for calendar year 2011, CMS adopted a multiple procedure payment reduction for therapy services. Under the policy, the Medicare program will pay 100% of the practice expense component of the CPT code/unit with the highest Relative Value Unit (RVU), and then reduce by 25% the payment for the practice expense component of the second and subsequent therapy services furnished by a single provider to a beneficiary on a single date of service. This policy is effective January 1, 2011 and will apply to all outpatient therapy services paid under Medicare Part B, including those furnished in office and facility settings. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines-occupational therapy, physical therapy, and speech-language pathology.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Specialty hospital data(1):
Number of hospitals — start of period	92	94	93	94
Number of hospital start-ups	1	—	1	—
Number of hospitals acquired	1	23	1	23
Number of hospitals closed	(1)	(2)	(2)	(2)

Number of hospitals owned — end of period	93	115	93	115
Number of hospitals managed — end of period	1	2	1	2

Total number of hospitals (all) — end of period	94	117	94	117

Available licensed beds — end of period	4,173	5,117	4,173	5,117
Admissions	10,466	11,305	31,775	33,022
Patient days	248,504	275,387	757,487	808,133
Average length of stay (days)	24	24	24	24
Net revenue per patient day(2)	$1,479	$1,478	$1,489	$1,481
Occupancy rate	65%	65%	66%	68%
Percent patient days — Medicare	65%	64%	65%	64%
Outpatient rehabilitation data:
Number of clinics owned — start of period	875	880	880	883
Number of clinics acquired	2	1	3	1
Number of clinic start-ups	2	7	9	17
Number of clinics closed/sold	(6)	(9)	(19)	(22)

Number of clinics owned — end of period	873	879	873	879
Number of clinics managed — end of period	74	71	74	71

Total number of clinics (all) — end of period	947	950	947	950

Number of visits	1,126,096	1,144,096	3,385,733	3,442,266
Net revenue per visit (3)	$101	$101	$102	$101

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital direct inpatient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations
The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical
	Holdings		Select Medical
	Corporation		Corporation
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	82.3	84.8	82.3	84.8
General and administrative	6.3	3.3	6.3	3.3
Bad debt expense	2.2	1.9	2.2	1.9
Depreciation and amortization	3.2	2.9	3.2	2.9

Income from operations	6.0	7.1	6.0	7.1
Gain on early retirement of debt	0.2	—	—	—
Equity in losses of unconsolidated subsidiaries	—	0.0	—	0.0
Other income	—	0.0	0.4	0.0
Interest expense, net	(6.1)	(4.7)	(4.6)	(3.5)

Income from operations before income taxes	0.1	2.4	1.8	3.6
Income tax expense (benefit)	(0.2)	0.9	0.4	1.4

Net income	0.3	1.5	1.4	2.2
Net income attributable to non-controlling interests	0.2	0.1	0.2	0.1

Net income attributable to Holdings and Select	0.1%	1.4%	1.2%	2.1%

	Select Medical
	Holdings		Select Medical
	Corporation		Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.2	82.2	81.2	82.2
General and administrative	3.6	2.4	3.6	2.4
Bad debt expense	2.0	1.8	2.0	1.8
Depreciation and amortization	3.2	2.9	3.2	2.9

Income from operations	10.0	10.7	10.0	10.7
Gain on early retirement of debt	1.0	—	0.9	—
Equity in losses of unconsolidated subsidiaries	—	0.0	—	0.0
Other income	—	0.0	0.2	0.0
Interest expense, net	(6.1)	(5.0)	(4.5)	(3.8)

Income from operations before income taxes	4.9	5.7	6.6	6.9
Income tax expense	2.0	2.3	2.6	2.7

Net income	2.9	3.4	4.0	4.2
Net income attributable to non-controlling interests	0.1	0.2	0.1	0.2

Net income attributable to Holdings and Select	2.8%	3.2%	3.9%	4.0%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended			Three Months Ended
	September 30,			September 30,
			%			%
	2009	2010	Change	2009	2010	Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$376,859	$419,798	11.4%	$376,859	$419,798	11.4%
Outpatient rehabilitation	168,751	168,438	(0.2)	168,751	168,438	(0.2)
Other(3)	11	14	27.3	11	14	27.3

Total company	$545,621	$588,250	7.8%	$545,621	$588,250	7.8%

Income (loss) from operations:
Specialty hospitals	$53,896	$47,045	(12.7%)	$53,896	$47,045	(12.7%)
Outpatient rehabilitation	14,616	15,386	5.3	14,616	15,386	5.3
Other(3)	(35,607)	(20,477)	42.5	(35,607)	(20,477)	42.5

Total company	$32,905	$41,954	27.5%	$32,905	$41,954	27.5%

Adjusted EBITDA:(2)
Specialty hospitals	$64,381	$58,282	(9.5)%	$64,381	$58,282	(9.5)%
Outpatient rehabilitation	20,898	20,339	(2.7)	20,898	20,339	(2.7)
Other(3)	(12,236)	(19,195)	(56.9)	(12,236)	(19,195)	(56.9)

Adjusted EBITDA margins:(2) Specialty hospitals	17.1%	13.9%		17.1%	13.9%
Outpatient rehabilitation	12.4	12.1		12.4	12.1
Other	N/M	N/M		N/M	N/M

Total assets:
Specialty hospitals	$1,898,494	$2,051,238		$1,898,494	$2,051,238
Outpatient rehabilitation	484,703	487,171		484,703	487,171
Other(3)	381,545	182,199		378,356	179,551

Total company	$2,764,742	$2,720,608		$2,761,553	$2,717,960

Purchases of property and equipment, net:
Specialty hospitals	$12,371	$9,339		$12,371	$9,339
Outpatient rehabilitation	1,566	2,019		1,566	2,019
Other(3)	332	814		332	814

Total company	$14,269	$12,172		$14,269	$12,172

	Select Medical Holdings
	Corporation			Select Medical Corporation
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
	2009	2010	Change	2009	2010	Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$1,156,422	$1,234,562	6.8%	$1,156,422	$1,234,562	6.8%
Outpatient rehabilitation	509,760	518,288	1.7	509,760	518,288	1.7
Other(3)	146	90	(38.4)	146	90	(38.4)

Total company	$1,666,328	$1,752,940	5.2%	$1,666,328	$1,752,940	5.2%

Income (loss) from operations:
Specialty hospitals	$180,100	$181,428	0.7%	$180,100	$181,428	0.7%
Outpatient rehabilitation	48,797	51,061	4.6	48,797	51,061	4.6
Other(3)	(62,978)	(45,310)	28.1	(62,978)	(45,310)	28.1

Total company	$165,919	$187,179	12.8%	$165,919	$187,179	12.8%

Adjusted EBITDA:(2)
Specialty hospitals	$212,122	$214,523	1.1%	$212,122	$214,523	1.1%
Outpatient rehabilitation	67,476	66,813	(1.0)	67,476	66,813	(1.0)
Other(3)	(37,277)	(41,419)	(11.1)	(37,277)	(41,419)	(11.1)

Adjusted EBITDA margins:(2)
Specialty hospitals	18.3%	17.4%		18.3%	17.4%
Outpatient rehabilitation	13.2	12.9		13.2	12.9
Other	N/M	N/M		N/M	N/M

Total assets:
Specialty hospitals	$1,898,494	$2,051,238		$1,898,494	$2,051,238
Outpatient rehabilitation	484,703	487,171		484,703	487,171
Other(3)	381,545	182,199		378,356	179,551

Total company	$2,764,742	$2,720,608		$2,761,553	$2,717,960

Purchases of property and equipment, net:
Specialty hospitals	$27,748	$29,963		$27,748	$29,963
Outpatient rehabilitation	6,575	7,187		6,575	7,187
Other(3)	927	1,476		927	1,476

Total company	$35,250	$38,626		$35,250	$38,626

The following tables reconcile same store hospital information:

	Select Medical Holdings		Select Medical
	Corporation		Corporation
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$376,859	$419,798	$376,859	$419,798
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	3,482	34,965	3,482	34,965

Specialty hospitals same store net operating revenue	$373,377	$384,833	$373,377	$384,833

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$64,381	$58,282	$64,381	$58,282
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	(1,779)	(2,231)	(1,779)	(2,231)

Specialty hospitals same store Adjusted EBITDA(2)	$66,160	$60,513	$66,160	$60,513

All specialty hospitals Adjusted EBITDA margin(2)	17.1%	13.9%	17.1%	13.9%
Specialty hospitals same store Adjusted EBITDA margin(2)	17.7%	15.7%	17.7%	15.7%

	Select Medical Holdings		Select Medical
	Corporation		Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Net operating revenue
Specialty hospitals net operating revenue	$1,156,422	$1,234,562	$1,156,422	$1,234,562
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	10,711	58,366	10,711	58,366

Specialty hospitals same store net operating revenue	$1,145,711	$1,176,196	$1,145,711	$1,176,196

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$212,122	$214,523	$212,122	$214,523
Less: Specialty hospitals in development, opened, acquired or closed after 1/1/09	(3,698)	(3,321)	(3,698)	(3,321)

Specialty hospitals same store Adjusted EBITDA(2)	$215,820	$217,844	$215,820	$217,844

All specialty hospitals Adjusted EBITDA margin(2)	18.3%	17.4%	18.3%	17.4%
Specialty hospitals same store Adjusted EBITDA margin(2)	18.8%	18.5%	18.8%	18.5%

N/M	— Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain on early retirement of debt, stock compensation expense, other income, equity in losses of unconsolidated subsidiaries and long term incentive compensation. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See footnote 10 to our interim unaudited consolidated financial statements for the period ended September 30, 2010 for a reconciliation of income from operations before income taxes to Adjusted EBITDA as utilized by us in reporting our segment performance.

(3)	Other includes our general and administrative services and non-healthcare services.
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
In the following discussion, we address the results of operations of Select and Holdings. With the exception of interest expense and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interests is identical for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased by 7.8% to $588.3 million for the three months ended September 30, 2010 compared to $545.6 million for the three months ended September 30, 2009.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 11.4% to $419.8 million for the three months ended September 30, 2010 compared to $376.9 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, the hospitals opened and acquired in 2009 increased net operating revenues by $10.2 million and the Regency hospitals acquired on September 1, 2010 increased net operating revenue by $23.4 million. These increases were offset by the loss of revenues from hospitals that closed during 2009 and 2010, which accounted for $2.1 million of the difference in net operating revenues between the three months ended September 30, 2009 and September 30, 2010. Net operating revenues for the specialty hospitals opened as of January 1, 2009 and operated by us throughout both periods increased by $11.4 million to $384.8 million for the three months ended September 30, 2010, compared to $373.4 million for the three months ended September 30, 2009. This increase in net operating revenue is principally related to an increase in our patient days in these same store hospitals. Our patient days for these same store hospitals for the three months ended September 30, 2010 increased 2.4% as compared to the three months ended September 30, 2009, which was primarily due to an increase in our Non-Medicare patient days. The occupancy percentage in our same store hospitals was 66% for both the three months ended September 30, 2010 and for the three months ended September 30, 2009. Our average net revenue per patient day in our specialty hospitals was $1,478 for the three months ended September 30, 2010 compared to $1,479 for the three months ended September 30, 2009.

Outpatient Rehabilitation. Net operating revenue for our outpatient rehabilitation segment, which is comprised of outpatient rehabilitation clinics and contract therapy services, were $168.4 million for the three months ended September 30, 2010 compared to $168.8 million for the three months ended September 30, 2009. The decrease in our outpatient rehabilitation segment net operating revenues was due to a decrease in our contracted services based revenue, partially offset by an increase in our outpatient rehabilitation clinic revenue. The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended September 30, 2010 grew approximately 1.2% as compared to the three months ended September 30, 2009. The number of patient visits in our outpatient rehabilitation clinics increased 1.6% for the three months ended September 30, 2010 to 1,144,096 visits compared to 1,126,096 visits for the three months ended September 30, 2009. Net revenue per visit in our clinics remained stable at $101 for the three months ended September 30, 2010 and September 30, 2009. We experienced a decline in our contract services based revenue of approximately 5.0% for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009. This decline was primarily due the termination of a significant therapy services contract.
Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $34.3 million to $529.3 million for the three months ended September 30, 2010 compared to $495.0 million for the three months ended September 30, 2009. As a percentage of our net operating revenues, our operating expenses were 90.0% for the three months ended September 30, 2010 compared to 90.8% for the three months ended September 30, 2009. Our cost of services, a major component of which is labor expense, were $498.7 million for the three months ended September 30, 2010 compared to $448.7 million for the three months ended September 30, 2009. The principal cause of this increase was increased costs associated with the hospitals acquired in 2009 and 2010 and increased cost in our hospitals opened as of January 1, 2009 and operated by us throughout both periods. Our labor costs in these same store hospitals were 154 basis points higher and our other operating costs were 83 basis points higher for the three months ended September 30, 2010 when compared to the three months ended September 30, 2009. Our labor costs were primarily higher due to increased patient care hours that resulted from a higher acuity patient population for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Additionally, the labor costs included a $4.0 million charge due to an increase in our workers compensation program costs during the three months ended September 30, 2010. The increase in our other operating costs were caused by increasing onsite physician services at certain hospitals, increased equipment leasing costs and increased purchases of minor equipment and supplies. Another component of cost of services is facility rent expense, which was $29.8 million for the three months ended September 30, 2010 compared to $29.1 million for the three months ended September 30, 2009. General and administrative expenses were $19.2 million for the three months ended September 30, 2010 compared to $34.6 million for the three months ended September 30, 2009. The change is related to a number of factors. In 2009 our general and administrative expenses were significantly higher because we incurred non-recurring charges related to an $18.3 million payment under the Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering of common stock. In 2010, our expenses were higher because we incurred $2.1 million of additional costs related to the transition of management functions and closing of the Regency corporate office. Additionally we incurred a $4.8 million charge due to an increase in employee healthcare costs. These 2010 increases were partially offset by a reduction of $1.8 million in incentive compensation for executive officers from the same period in the prior year. Our bad debt expense as a percentage of net operating revenues was 1.9% for the three months ended September 30, 2010 compared to 2.2% for the three months ended September 30, 2009.

Adjusted EBITDA
Specialty Hospitals. Adjusted EBITDA decreased by 9.5% to $58.3 million for the three months ended September 30, 2010 compared to $64.4 million for the three months ended September 30, 2009. Our Adjusted EBITDA margins were 13.9% for the three months ended September 30, 2010 compared to 17.1% for the three months ended September 30, 2009. The hospitals opened as of January 1, 2009 and operated by us throughout both periods had Adjusted EBITDA of $60.5 million for the three months ended September 30, 2010, a decrease of $5.7 million or 8.5% compared to the Adjusted EBITDA of $66.2 million for these hospitals for the three months ended September 30, 2009. Our Adjusted EBITDA margin in these same store hospitals decreased to 15.7% for the three months ended September 30, 2010 from 17.7% for the three months ended September 30, 2009. The principal reason for the decline in our Adjusted EBITDA for these same store hospitals was an increase in costs of services described above under “Operating Expenses”. The hospitals acquired in 2009 and 2010 had losses of $1.1 million for the three months ended September 30, 2010 compared to losses of $0.1 million for the three months ended September 30, 2009. The increased losses were due to the hospitals acquired from Regency which generated an Adjusted EBITDA loss of $1.3 million from its acquisition date through September 30, 2010 in addition to the $2.1 million of transition costs discussed under “Operating Expenses” above. Our hospitals opened during 2009 or currently still in development incurred Adjusted EBITDA losses of $0.5 million for the three months ended September 30, 2010 and 2009.
Outpatient Rehabilitation. Adjusted EBITDA decreased by 2.7% to $20.3 million for the three months ended September 30, 2010 compared to $20.9 million for the three months ended September 30, 2009. Our Adjusted EBITDA margins decreased to 12.1% for the three months ended September 30, 2010 from 12.4% for the three months ended September 30, 2009. The decrease in Adjusted EBITDA was primarily due to the termination of a significant therapy services contract.
Other. The Adjusted EBITDA loss was $19.2 million for the three months ended September 30, 2010 compared to an Adjusted EBITDA loss of $12.2 million for the three months ended September 30, 2009. This increased loss is related to the cost affecting our general and administrative expenses described above under “Operating Expenses.”
Income from Operations
For the three months ended September 30, 2010 we experienced income from operations of $42.0 million compared to $32.9 million for the three months ended September 30, 2009. The increase in income from operations resulted from a reduction in our general and administrative expenses.
Gain on Early Retirement of Debt
Select Medical Holdings Corporation. For the three months ended September 30, 2009, we paid approximately $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These notes had a carrying value of $7.7 million. A gain on early retirement of debt in the amount of $1.1 million was recognized on the transactions, which was net of the write-off of unamortized deferred financing costs related to the repurchased debt.

Interest Expense
Select Medical Corporation. Interest expense was $20.8 million for the three months ended September 30, 2010 compared to $25.1 million for the three months ended September 30, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of our 7 5/8% senior subordinated notes and the repayment of a portion of our senior secured credit facility with proceeds from Holdings’ initial public offering of common stock and a reduction in rate that has resulted from the maturation of interest rate swaps that carried higher fixed interest rates.
Select Medical Holdings Corporation. Interest expense was $27.7 million for the three months ended September 30, 2010 compared to $33.5 million for the three months ended September 30, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of Select’s 7 5/8% senior subordinated notes, repurchases of our senior floating rate notes and the repayment of a portion of Select’s senior secured credit facility with proceeds from our initial public offering of common stock and a reduction in rate that has resulted from the maturation of interest rate swaps that carried higher fixed interest rates.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $8.0 million for the three months ended September 30, 2010. The expense represented an effective tax rate of 37.8%. We recorded income tax expense of $2.5 million for the three months ended September 30, 2009. The expense represented an effective tax rate of 24.9%. In 2009 we favorably resolved with the Internal Revenue Service certain matters related to the 2005 tax return that resulted in interest being paid to us by the Internal Revenue Service. The total effect of this benefit is reflected in our effective tax rate for the three months ended September 30, 2009.
Select Medical Holdings Corporation. We recorded income tax expense of $5.6 million for the three months ended September 30, 2010. The expense represented an effective tax rate of 39.1%. We recorded income tax benefit of $0.8 million for the three months ended September 30, 2009. The significant reduction in taxable income for the three months ended September 30, 2009 resulted in minimal tax expense and this was further offset by the favorable resolution of our 2005 tax return with the Internal Revenue Service that resulted in interest being paid to us which was reflected as a tax benefit.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $0.7 million for the three months ended September 30, 2010 and $0.8 million for the three months ended September 30, 2009. These amounts reflect minority owners’ share of the earnings of joint ventured operations.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
In the following discussion, we address the results of operations of Select and Holdings. With the exception of interest expense and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interests is identical for Holdings and Select.

Net Operating Revenues
Our net operating revenues increased by 5.2% to $1,752.9 million for the nine months ended September 30, 2010 compared to $1,666.3 million for the nine months ended September 30, 2009.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 6.8% to $1,234.6 million for the nine months ended September 30, 2010 compared to $1,156.4 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the hospitals opened and acquired in 2009 increased net operating revenues by $28.3 million and the Regency hospitals acquired on September 1, 2010 increased net operating revenues by $23.4 million from the three months ended September 30, 2009. These increases were offset by the loss of revenues from hospitals that closed during 2009 and 2010, which accounted for the $4.0 million of the differences in the net operating revenues between the nine months ended September 30, 2009 and September 30, 2010. Net operating revenues for the specialty hospitals opened as of January 1, 2009 and operated by us throughout both periods increased by $30.5 million to $1,176.2 million for the nine months ended September 30, 2010, compared to $1,145.7 million for the nine months ended September 30, 2009. This increase in net operating revenue is principally related to an increase in our occupancy and patient days in these same store hospitals. Our patient days for these same store hospitals for the nine months ended September 30, 2010 increased 2.9% as compared to the nine months ended September 30, 2009, which resulted from to an increase in both our Medicare and Non-Medicare patient days. The occupancy percentage in our same store hospitals increased to 69% for the nine months ended September 30, 2010 from 67% for the nine months ended September 30, 2009. Our average net revenue per patient day in our specialty hospitals was $1,481 for the nine months ended September 30, 2010 compared to $1,489 for the nine months ended September 30, 2009. This decline was principally due to a decline in our average Medicare revenue per patient day, which resulted from the June 3, 2009 interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that had the effect of reducing reimbursement for Medicare cases. This reduction in Medicare payments was partially offset by the annual payment update that became effective on October 1, 2009. Additionally, on April 1, 2010 we experienced a further reduction in the standard federal rate per case of 0.25% mandated by PPACA
Outpatient Rehabilitation. Our outpatient rehabilitation segment net operating revenues increased 1.7% to $518.3 million for the nine months ended September 30, 2010 compared to $509.8 million for the nine months ended September 30, 2009. The increase in our outpatient rehabilitation segment net operating revenues was due to an increase in both our outpatient rehabilitation clinic revenue and contract services based revenue. The net operating revenues generated by our outpatient rehabilitation clinics for the nine months ended September 30, 2010 grew approximately 1.1% as compared to the nine months ended September 30, 2009. The number of patient visits in our outpatient rehabilitation clinics increased 1.7% for the nine months ended September 30, 2010 to 3,442,266 visits compared to 3,385,733 visits for the nine months ended September 30, 2009. Net revenue per visit in our clinics declined 1.0% to $101 for the nine months ended September 30, 2010, compared to $102 for the nine months ended September 30, 2009. Our contracted services based revenue for the nine months ended September 30, 2010 grew approximately 3.5% as compared to the nine months ended September 30, 2009. This increase principally resulted from operations acquired in 2009.

Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $67.3 million to $1,514.4 million for the nine months ended September 30, 2010 compared to $1,447.1 million for the nine months ended September 30, 2009. As a percentage of our net operating revenues, our operating expenses were 86.4% for the nine months ended September 30, 2010 compared to 86.8% for the nine months ended September 30, 2009. Our cost of services, a major component of which is labor expense, were $1,441.2 million for the nine months ended September 30, 2010 compared to $1,353.1 million for the nine months ended September 30, 2009. The principal cause of this increase was increased costs associated with the hospital operations acquired in 2009 and 2010 and the growth experienced in our hospitals opened as of January 1, 2009 and operated by us throughout both periods. Our labor costs in these same store hospitals were 42 basis points higher and our other operating costs were 11 basis points higher for the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. Our labor costs were primarily higher due to increased patient care hours that resulted from a higher acuity patient population for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Additionally, the labor costs included a $4.0 million charge due to an increase in our workers compensation program costs during the three months ended September 30, 2010. The increase in our other operating costs was caused by increasing onsite physician services at certain hospitals, increased equipment leasing costs and increased purchases of minor equipment and supplies. Another component of cost of services is facility rent expense, which was $87.5 million for the nine months ended September 30, 2010 compared to $87.4 million for the nine months ended September 30, 2009. General and administrative expenses were $41.8 million for the nine months ended September 30, 2010 compared to $60.3 million for the nine months ended September 30 2009. The change is related to a number of factors. In 2009 our general and administrative expenses were significantly higher because we incurred non-recurring charges related to an $18.3 million payment under the Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering of common stock. In 2010, our expenses were higher than normal because we incurred $2.1 million of additional costs related to the transition and closing of the Regency corporate office. Additionally we incurred a $4.8 million charge due to an increase in employee healthcare costs. These 2010 increases were offset by a reduction in incentive compensation for executive officers of $5.2 million from the same period in the prior year. Our bad debt expense as a percentage of net operating revenues was 1.8% for the nine months ended September 30, 2010 compared to 2.0% for the nine months ended September 30, 2009. The reduction resulted from improved collections and a reduction in the amount of accounts receivable outstanding greater than 180 days.
Adjusted EBITDA
Specialty Hospitals. Adjusted EBITDA increased by 1.1% to $214.5 million for the nine months ended September 30, 2010 compared to $212.1 million for the nine months ended September 30, 2009. Our Adjusted EBITDA margins decreased to 17.4% for the nine months ended September 30, 2010 from 18.3% for the nine months ended September 30, 2009. The hospitals opened as of January 1, 2009 and operated by us throughout both periods had Adjusted EBITDA of $217.8 million for the nine months ended September 30, 2010, an increase of $2.0 million or 0.9% over the Adjusted EBITDA of $215.8 million for these hospitals for the nine months ended September 30, 2009. Our Adjusted EBITDA margin in these same store hospitals decreased to 18.5% for the nine months ended September 30, 2010 from 18.8% for the nine months ended September 30, 2009. The principal reason for the growth in our Adjusted EBITDA for these same store hospitals was an increase in the volume of cases we treated in these hospitals. The Adjusted EBITDA margins declined due to higher relative costs of services as a percentage of net operating revenues. These increases were described above under “Operating Expenses”. We were also able to reduce the bad debt expense in these hospitals, which had the effect of increasing our Adjusted EBITDA. The hospitals acquired in 2009 and 2010 had losses of $1.5 million for the nine months ended September 30, 2010 compared to losses of $0.1 million for the nine months ended September 30, 2009. The increased losses were due to the hospitals acquired from Regency which generated an Adjusted EBITDA loss of $1.3 million from its acquisition date through September 30, 2010 in addition to the $2.1 million of transition costs discussed under “Operating Expenses” above. Our hospitals opened during 2009 or currently still in development incurred Adjusted EBITDA losses of $1.9 million for the nine months ended September 30, 2010 compared to $0.7 million for the nine months ended September 30, 2009.

Outpatient Rehabilitation. Adjusted EBITDA was $66.8 million for the nine months ended September 30, 2010 compared to $67.5 million for the nine months ended September 30, 2009. Our Adjusted EBITDA margins declined to 12.9% for the nine months ended September 30, 2010 from 13.2% for the nine months ended September 30, 2009. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was primarily the result of higher costs in our contract services business. This resulted from the need to use higher cost agency staffing at some of our locations due to the turnover of a number of our contracts and lost productivity in the Northeast during the three months ended March 31, 2010 due to a difficult winter weather season. This decline was partially offset by an increase of Adjusted EBITDA in our outpatient rehabilitation clinics that resulted from an increase in patient visits.
Other. The Adjusted EBITDA loss was $41.4 million for the nine months ended September 30, 2010 compared to an Adjusted EBITDA loss of $37.3 million for the nine months ended September 30, 2009. This increased loss is related to the general and administrative expenses described above under “Operating Expenses.”
Income from Operations
For the nine months ended September 30, 2010 we experienced income from operations of $187.2 million compared to $165.9 million for the nine months ended September 30, 2009. The increase in income from operations resulted primarily from a reduction in our general and administrative expenses.
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
Select Medical Holdings Corporation. For the nine months ended September 30, 2009, we paid approximately $30.1 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $16.4 million was recognized on the transactions which was net of the write-off of unamortized deferred financing costs related to the repurchased debt. In addition for the nine months ended September 30, 2009, we paid approximately $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These notes have a carrying value of $7.7 million. A gain on early retirement of debt in the amount of $1.1 million was recognized on the transaction which was net of the write-off of unamortized deferred financing costs related to the repurchased debt.
Interest Expense
Select Medical Corporation. Interest expense was $66.2 million for the nine months ended September 30, 2010 compared to $75.9 million for the nine months ended September 30, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of our 7 5/8% senior subordinated notes and the repayment of a portion of our senior secured credit facility with proceeds from Holdings’ initial public offering of common stock and a reduction in rate that has resulted from the maturation of interest rate swaps that carried higher fixed interest rates.

Select Medical Holdings Corporation. Interest expense was $87.0 million for the nine months ended September 30, 2010 compared to $101.8 million for the nine months ended September 30, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of Select’s 7 5/8% senior subordinated notes, repurchases of our senior floating rate notes and the repayment of a portion of Select’s senior secured credit facility with proceeds from our initial public offering of common stock and a reduction in rate that has resulted from the maturation of interest rate swaps that carried higher fixed interest rates.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $47.3 million for the nine months ended September 30, 2010. The expense represented an effective tax rate of 39.0%. We recorded income tax expense of $43.1 million for the nine months ended September 30, 2009. The expense represented an effective tax rate of 39.4%. The lower effective tax rate we experienced for the nine months ended September 30, 2010 is due to a reduction in our effective tax rate for state and local taxes and a reduction in the amount of tax reserves provided on uncertain tax positions.
Select Medical Holdings Corporation. We recorded income tax expense of $40.0 million for the nine months ended September 30, 2010. The expense represented an effective tax rate of 39.8%. We recorded income tax expense of $33.1 million for the nine months ended September 30, 2009. The expense represented an effective tax rate of 41.0%. The lower effective tax rate we experienced for the nine months ended September 30, 2010 is due to a reduction in our effective tax rate for state and local taxes and a reduction in the amount of tax reserves provided on uncertain tax positions.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $3.8 million for the nine months ended September 30, 2010 and $2.2 million for the nine months ended September 30, 2009. These amounts reflect minority owners’ share of the earnings of joint ventured operations.

Liquidity and Capital Resources
Nine Months Ended September 30, 2010 and Nine Months Ended September 30, 2009

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$93,447	$110,265	$126,266	$135,787
Cash flows used in investing activities	(34,290)	(204,428)	(34,290)	(204,428)
Cash flows provided by financing activities	157,075	25,826	124,256	304

Net increase (decrease) in cash and cash equivalents	216,232	(68,337)	216,232	(68,337)
Cash and cash equivalents at beginning of period	64,260	83,680	64,260	83,680

Cash and cash equivalents at end of period	$280,492	$15,343	$280,492	$15,343

Operating activities for Select provided $135.8 million for the nine months ended September 30, 2010. Our days sales outstanding were 47 days at September 30, 2010 compared to 49 days at December 31, 2009. The decrease in days sales outstanding between December 31, 2009 and September 30, 2010 is primarily related to the affect of the Regency acquisition which had a lower days sales outstanding.
The cash flow from operating activities of Select exceeds the operating cash flow of Holdings by $25.5 million for the nine months ended September 30, 2010 and by $32.8 million for the nine months ended September 30, 2009. The difference relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
Investing activities used $204.4 million of cash flow for the nine months ended September 30, 2010 and $34.3 million of cash flow for the nine months ended September 30, 2009. The use of cash for the nine months ended September 30, 2010 related principally to the acquisition of Regency which was $165.6 million. We used cash for the purchase of property and equipment of $38.6 million and $35.3 million for the nine months ended September 30, 2010 and 2009, respectively.
Financing activities for Select provided $0.3 million of cash flow for the nine months ended September 30, 2010. The primary source of cash related to net borrowings on our revolving credit facility of $20.0 million and proceeds from bank overdrafts of $11.0 million which were offset by dividends paid to Holdings to fund interest payments of $25.5 million, $3.6 million in distributions to non-controlling interests, and net payments related to seller and other debt of $1.6 million. Financing activities used $124.3 million of cash flow for the nine months ended September 30, 2009. The primary source of cash related to $282.0 in net proceeds from Holdings’ initial public offering of common stock offset by the repurchase of a portion of Select’s 7 5/8% senior subordinated notes for $30.1 million, repayment of bank overdrafts of $21.1 million, net payments on our senior secured credit facility of $65.0 million, dividends paid to Holdings to fund interest payments of $39.4 million, $2.5 million in distributions to non-controlling interests and net payments related to seller and other debt of $0.6 million.
The difference in cash flows provided by financing activities of Holdings compared to Select of $25.5 million for the nine months ended September 30, 2010 and $32.8 million for the nine months ended September 30, 2009 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its senior subordinated notes and its senior floating rate notes and the repurchase of senior floating rate notes.

Capital Resources
Select Medical Corporation. Select had a net working capital deficit of $51.7 million at September 30, 2010 compared to net working capital of $167.3 million at December 31, 2009. The decrease in net working capital is primarily due to an increase in our current portion of long-term debt related to scheduled principal due on our Tranche B Term Loans and the use of cash to fund the Regency acquisition.
Select Medical Holdings Corporation. Holdings had net a working capital deficit of $54.6 million at September 30, 2010 compared to net working capital of $170.8 million at December 31, 2009. The decrease in net working capital is primarily due to an increase in our current portion of long-term debt related to scheduled principal due on our Tranche B Term Loans and the use of cash to fund the Regency acquisition.
At September 30, 2010, our senior secured credit facility provides for senior secured financing consisting of:
•	a $300.0 million revolving loan facility that will terminate on August 22, 2013, including both a letter of credit sub-facility and a swingline loan sub-facility, and
•	$191.8 million in term loans that mature on February 24, 2012 (the “Tranche B Term Loans”), and
•	$291.3 million in term loans that mature on August 22, 2014 (the “Tranche B-1 Term Loans”).
On June 7, 2010 we entered into an Assignment and Assumption and Amendment No. 4 (“Amendment No. 4”) to Select’s senior secured credit facility (the “Credit Agreement”) with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 4 extended the maturity of all $300.0 million of commitments under Select’s revolving credit facility from February 24, 2011 to August 22, 2013, and made related technical changes to the Credit Agreement. The applicable margin percentage for extended revolving loans and the commitment fee rate for extended revolving commitments have increased and will be determined based on a pricing grid set forth in Amendment No. 4. Under the pricing grid, the applicable margin percentage for revolving ABR loans ranges from 2% per annum to 3% per annum, the applicable margin percentage for revolving Eurodollar loans ranges from 3% per annum to 4% per annum, and the commitment fee rate for extended revolving commitments ranges from 0.375% to 0.75%.
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
The interest rates per annum applicable to loans, other than swingline loans and Tranche B-1 Term Loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The interest rates per annum applicable to the Tranche B-1 Term Loans under our senior credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for borrowings under our revolving loans is subject to change based upon Select’s leverage ratio (as defined in the credit agreement). The applicable margin percentage for revolving loans will increase from (1) 2.50% to 2.75% for alternate base rate loans and (2) 3.50% to 3.75% for adjusted LIBOR loans upon the delivery of Select’s Form 10-Q to JP Morgan Chase Bank, N.A., as administrative agent to Select’s senior secured credit facility. The applicable margin percentages for the Tranche B Term Loans are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B-1 Term Loans are (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans.
Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios (both as defined in our senior secured credit facility) which become more restrictive over time. For the four consecutive fiscal quarters ended September 30, 2010, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA to cash interest expense) for the prior four consecutive fiscal quarters of at least 2.00 to 1.00. Select’s interest expense coverage ratio was 3.25 to 1.00 for such period. As of September 30, 2010, Select was required to maintain a leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 4.50 to 1.00. Select’s leverage ratio was 3.07 to 1.00 as of September 30, 2010.
Also, as of September 30, 2010, we had $251.4 million of availability under our revolving loan facility (after giving effect to $28.6 million of outstanding letters of credit).
On November 23, 2007, Select entered into an interest rate swap transaction for three years with an effective date of November 23, 2007. The swap is designated as a cash flow hedge of forecasted LIBOR-based variable rate interest payments. The underlying variable rate debt is $100.0 million.
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
As of September 30, 2010, Holdings had outstanding $167.3 million of senior floating rate notes due 2015, which bear interest at a rate per annum, reset semi-annually, equal to the 6-month LIBOR plus 5.75%. Interest is payable semi-annually in arrears on March 15 and September 15 of each year, with the principal due in full on September 15, 2015. The senior floating rate notes are general unsecured obligations of Holdings and are not guaranteed by Select or any of its subsidiaries.
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

Holdings has authorized a program to repurchase up to $100.0 million worth of shares of our common stock. The program will remain in effect until January 31, 2012, unless extended by the Board of Directors. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.
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
As a result of the SCHIP Extension Act as amended by PPACA, which prohibits the establishment and classification of new LTCHs or satellites during the five calendar years commencing on December 29, 2007, we have stopped all new LTCH development. However, we continue to evaluate opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions. As part of the Regency acquisition, we acquired one LTCH under construction.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of September 30, 2010, Select had $503.1 million in term and revolving loans outstanding under its senior secured credit facility and Holdings had $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. On November 16, 2007, Select entered into an interest rate swap transaction for three years with an effective date of November 23, 2007. Select entered into the swap transaction to mitigate the risks of future variable rate interest payments. The notional amount of the interest rate swap is $100.0 million and the underlying variable rate debt is associated with the senior secured credit facility. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.8 million annual change in interest expense on our term loans.
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
Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On March 8, 2010, the Company received a letter from the United States Senate Finance Committee in response to a New York Times article published February 10, 2010 focusing on our Company and the long term acute care hospital industry entitled “Long-Term Care Hospitals Face Little Scrutiny.” The letter from the Senate Finance Committee asked us to respond to a variety of questions regarding our long-term care hospitals. On March 23, 2010, the Company responded to the letter. On May 25, 2010 the Company received follow-up questions from the committee, which the Company responded to on June 4, 2010. The Company intends on fully cooperating with the Committee. At this time, the Company is unable to predict the timing and outcome of this matter.
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
Dated: November 12, 2010

SELECT MEDICAL HOLDINGS CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dated: November 12, 2010

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Bylaws of Select Medical Holdings Corporation, as amended.

3.2	Amended and Restated Bylaws of Select Medical Corporation, as amended.

10.1	Second Addendum to Lease Agreement, dated August 1, 2010, by and between Old Gettysburg Associates II and Select Medical Corporation.

10.2	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Bryan C. Cressey.

10.3	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James E. Dalton, Jr.

10.4	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James S. Ely, III.

10.5	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and William H. Frist, M.D.

10.6	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Leopold Swergold.

10.7
Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010.

10.8
Restricted Stock Award Agreement, dated September 13, 2010, by and between Select Medical Holdings Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010.

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