Form 10-K
period 2010-12-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2011-03-09
CIK 1320414, 1035688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-34465 and 001-31441
SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
(Exact name of Registrants as specified in their Charter)

Delaware	20-1764048
Delaware	23-2872718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4714 Gettysburg Road, P.O. Box 2034 Mechanicsburg, PA (Address of Principal Executive Offices)	17055 (Zip Code)

(717) 972-1100
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrants were required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Holdings’ voting stock held by non-affiliates at June 30, 2010 (the last business day of Holdings’ most recently completed second fiscal quarter) was approximately $353,131,000, based on the closing price per share of common stock on that date of $6.78 as reported on the New York Stock Exchange. Shares of common stock known by the registrants to be beneficially owned by directors and officers of Holdings subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrants, however, have made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

The number of shares of Holdings’ Common Stock, $0.001 par value, outstanding as of March 1, 2011 was 154,543,141.

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

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The registrant’s definitive proxy statement for use in connection with the 2011 Annual Meeting of Stockholders to be held on or about May 12, 2011 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2010, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2010

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	additional changes in government reimbursement for our services, including changes that will result from the expiration of the moratorium for long term acute care hospitals established by the Medicare, Medicaid, and SCHIP Extension Act of 2007, the American Recovery and Reinvestment Act, and the Patient Protection and Affordable Care Act may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;

•	the failure of our specialty hospitals to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us could subject us to substantial uninsured liabilities and in the future we may not be able to obtain insurance at a reasonable price; and

•	other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” of this annual report on Form 10-K.

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

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2010, we operated 111 long term acute care hospitals, or “LTCHs” and seven inpatient rehabilitation facilities, or “IRFs” in 28 states, and 944 outpatient rehabilitation clinics in 36 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team.

We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,390.3 million for the year ended December 31, 2010. Of this total, we earned approximately 71% of our net operating revenues from our specialty hospital segment and approximately 29% from our outpatient rehabilitation segment. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients who require intensive inpatient medical rehabilitation care. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. See the financial statements beginning on page F-1 for financial information for each of our segments for the past three fiscal years.

Specialty Hospitals

We are a leading operator of specialty hospitals in the United States, with 118 facilities throughout 28 states, as of December 31, 2010. We operate 111 long term acute care hospitals, all of which are currently certified by the federal Medicare program as long term acute care hospitals. We also operate seven acute medical rehabilitation hospitals, six of which are currently certified by the federal Medicare program as inpatient rehabilitation facilities and one new hospital that has been deemed certified but is pending final Medicare approval. For the years ended December 31, 2009 and December 31, 2010, approximately 63% and 61%, respectively, of the net operating revenues of our specialty hospital segment came from Medicare reimbursement. As of December 31, 2010, we operated a total of 5,163 available licensed beds and employed approximately 17,000 people in our specialty hospital segment, consisting primarily of registered or licensed nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.

Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Given their complex medical needs, these patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. The average length of stay for patients in our specialty hospitals was 26 days in our long term acute care hospitals and 17 days in our inpatient rehabilitation facilities, for the year ended December 31, 2010.

Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2010:

Distribution
Medical Condition	of Patients

Respiratory disorders	35%
Neuromuscular disorders	30
Cardiac disorders	10
Wound care	7
Infectious diseases	6
Other	12

Total	100%

We believe that we provide our services on a more cost-effective basis than a typical general acute care hospital because we provide a much narrower range of services. We believe that our services are therefore attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their enrollees. Additionally, we continually seek to increase our admissions by expanding and improving our relationships with the physicians and general acute care hospitals that refer patients to our facilities. We also maintain a strong focus on the provision of high-quality medical care within our facilities and believe that this operational focus is in part reflected by the accreditation of our specialty hospitals by The Joint Commission, previously known as the Joint Commission on Accreditation of Healthcare Organizations, and the Commission on Accreditation of Rehabilitation Facilities. As of December 31, 2010, The Joint Commission had fully accredited 116 of the 118 specialty hospitals we operated. The other two specialty hospitals are in the process of obtaining full accreditation. Additionally, three of our inpatient rehabilitation facilities have also received accreditation from the Commission on Accreditation of Rehabilitation Facilities. The Joint Commission and the Commission on Accreditation of Rehabilitation Facilities are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. Each of our accredited facilities must regularly demonstrate to a survey team conformance to the applicable standards. When a survey is completed, the facility receives a survey report that acknowledges best practices, contains suggestions for improving services, and makes recommendations for improvement based on conformance to the standards.

When a patient is referred to one of our hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, we perform a clinical assessment of the patient to determine the care required. Based on the determinations reached in this clinical assessment, an admission decision is made by the attending physician.

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

Each of our specialty hospitals has an interdisciplinary medical staff that is comprised of physicians that have completed the privileging and credentialing process required by that specialty hospital, and have been approved by the governing board of that specialty hospital. Physicians on the medical staff of our specialty hospitals are generally not directly employed by our specialty hospitals but instead have staff privileges at one or more hospitals. At each of our specialty hospitals, attending physicians conduct rounds on their patients on a daily basis and consulting physicians provide consulting services based on the medical needs of our patients. Our specialty hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients at all times. We staff our specialty hospitals with the number of physicians and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a specialty hospital, we consider (1) the size of the specialty hospital, (2) services provided by the specialty hospital, (3) if applicable, the size and capabilities of the medical staff of the acute care hospital that hosts a hospital within hospital (“HIH”) and (4) if applicable, the proximity of an acute care hospital to a free-standing hospital. The medical staff of each of our specialty hospitals meets the applicable requirements set forth by Medicare, The Joint Commission and the state in which that specialty hospital is located.

Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a chief nursing officer and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, payroll, legal, operational support, human resources, compliance, management information systems and billing and collection services. The centralization of these services improves efficiency and permits hospital staff to focus their time on patient care.

We operate the majority of our long term acute care hospitals as “hospitals within hospitals.” A long term acute care hospital that operates as an HIH leases space from a general acute care “host” hospital and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing long term acute care hospital does not operate on a host hospital campus. We operated 111 long term acute care hospitals at December 31, 2010, of which 110 are owned and one is managed. Of the 110 long term acute care hospitals we owned, 81 were operated as HIHs and 29 were operated as free-standing hospitals.

For a description of government regulations and Medicare payments made to our long term acute care hospitals, acute medical rehabilitation hospitals and outpatient rehabilitation services see “— Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes.”

Specialty Hospital Strategy

The key elements of our specialty hospital strategy are to:

Focus on Specialized Inpatient Services.  We serve highly acute patients and patients with debilitating injuries and rehabilitation needs that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Generally, patients in our specialty hospitals require longer stays and higher levels of clinical care than patients treated in general acute care hospitals. Our patients’ average length of stay in our specialty hospitals was 24 days for the year ended December 31, 2010.

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

Our treatment programs benefit patients because they give our clinicians access to the best practices and protocols that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds, brain and spinal cord injuries, strokes and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet our patients’ unique needs.

The quality of the patient care we provide is continually monitored using several measures, including patient satisfaction surveys, as well as clinical outcomes analyses. Quality measures are collected continuously and reported monthly, quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to our corporate office, and directly to The Joint Commission. As of December 31, 2010, The Joint Commission had fully accredited 116 of the 118 specialty hospitals we operated. The other two specialty hospitals are in the process of obtaining full accreditation. Three of our seven inpatient rehabilitation facilities have also received accreditation from the Commission on Accreditation of Rehabilitation Facilities. See “— Government Regulations — Licensure — Accreditation.”

Reduce Operating Costs.  We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

•	centralizing administrative functions such as accounting, finance, payroll, legal, operational support, compliance, human resources and billing and collection;

•	standardizing management information systems to aid in financial reporting, as well as billing and collecting; and

•	participating in group purchasing arrangements to receive discounted prices for pharmaceuticals and medical supplies.

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

Develop Inpatient Facilities.  Since our inception in 1997 we have internally developed 63 specialty hospitals. As a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, or “SCHIP Extension Act,” which prohibited the establishment and classification of new LTCHs or satellites during the three calendar years commencing on December 29, 2007 and the Patient Protection and Affordable Care Act, which extended this moratorium for an additional two years, we have stopped all new LTCH development with the exception of one new hospital under development that we acquired in the Regency acquisition. However, we will continue to evaluate opportunities to develop joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals.

By leveraging the experience of our senior management and dedicated development team, we believe that we are well positioned to capitalize on development opportunities. When we identify joint venture opportunities, our development team conducts an extensive review of the area’s referral patterns and commercial insurance to determine the general reimbursement trends and payor mix. Ultimately, we determine the needs of a joint venture, which could include working capital, the construction of new space or the leasing and renovation of existing space. During construction or renovation, the project is transitioned to our start-up team, which is experienced in preparing a specialty hospital for opening. The start-up team oversees equipment purchases, licensure procedures and if necessary the recruitment of a full-time management team. After the facility is opened, responsibility for its management is transitioned to the onsite management team and our corporate operations group.

Pursue Opportunistic Acquisitions.  In addition to our development initiatives, we may grow our network of specialty hospitals through opportunistic acquisitions. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We seek to improve financial performance at acquired facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized resource management programs.

Outpatient Rehabilitation

We believe that we are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 944 facilities throughout 36 states and the District of Columbia, as of December 31, 2010. Typically, each of our clinics is located in a medical complex or retail location. As of December 31, 2010, our outpatient rehabilitation segment employed approximately 8,100 people.

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

In addition to providing therapy in our outpatient clinics, we provide medical rehabilitative services including physical and occupational therapies and speech pathology services, to residents and patients of nursing homes, hospitals, schools, assisted living and senior care centers and worksites. We provide rehabilitative services to approximately 321 contracted locations in 29 states and the District of Columbia, while our contract operations in New York provide pediatric contract care at approximately 162 locations.

In our outpatient rehabilitation segment, approximately 89% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations and workers’ compensation programs, contract management services and private pay sources. The balance of our reimbursement is derived from Medicare and other government sponsored programs.

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

Increase Market Share.  We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to expand our services and programs and to open new clinics in our existing markets. This allows us to realize economies of scale, heightened brand loyalty, workforce continuity and increased leverage when negotiating payor contracts. We are focused on increasing our workers’ compensation and commercial/managed care payor mix.

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

Maintain Strong Employee Relations.  We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the service we provide and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance-based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local area strategy. We seek to identify therapists who are potential business leaders. This management approach reflects the unique nature of each local area in which we operate and the importance of encouraging our employees to assume responsibility for their clinic’s performance.

Pursue Opportunistic Acquisitions.  We may grow our network of outpatient rehabilitation facilities through opportunistic acquisitions. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and increase margins at acquired facilities.

Other Services

Other services (which accounted for less than 1% of our net operating revenues for the year ended December 31, 2010) include corporate services and certain non-healthcare services.

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

Leading Operator in Distinct but Complementary Lines of Business.  We believe that we are a leading operator in each of our principal business segments, based on number of facilities in the United States. Our leadership position and reputation as a high quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to payors and referral sources and helps us negotiate payor contracts. In our specialty hospital segment, we operated 111 long term acute care hospitals in 28 states and seven inpatient rehabilitation facilities in four states and derived approximately 71% of net operating revenues from these operations, for the year ended December 31, 2010. In our outpatient rehabilitation segment, we operated 944 outpatient rehabilitation clinics in 36 states and the District of Columbia and derived approximately 29% of net operating revenues from these operations, for the year ended December 31, 2010. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business lines.

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

Experience in Successfully Completing and Integrating Acquisitions.  From our inception in 1997 through 2010, we completed seven significant acquisitions for approximately $1,104.8 million in aggregate consideration. We believe that we have improved the operating performance of these facilities over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.

Experienced and Proven Management Team.  Prior to co-founding our company with our current Chief Executive Officer, our Executive Chairman founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. In addition, our four senior operations executives have an average of over 31 years of experience in the healthcare industry, including extensive experience working together for our company and for past companies focused on operating acute rehabilitation hospitals and outpatient rehabilitation facilities.

Sources of Net Operating Revenues

The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2008	2009	2010

Medicare	46.2%	46.6%	46.7%
Commercial insurance(1)	46.3%	45.9%	44.7%
Private and other(2)	5.4%	5.1%	5.6%
Medicaid	2.1%	2.4%	3.0%

Total	100.0%	100.0%	100.0%

(1)	Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers’ compensation and managed care programs.

(2)	Includes self payors, contract management services and non-patient related payments. Self pay revenues represent less than 1% of total net operating revenues.

Government Sources

Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. We operate 118 specialty hospitals, 117 of which are currently certified as Medicare providers and one new hospital that has been deemed certified but is pending final Medicare approval. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our specialty hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “— Government Regulations — Overview of U.S. and State Government Reimbursements.”

Non-Government Sources

Our non-government sources of net operating revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers’ compensation companies, health maintenance organizations, preferred provider organizations and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors.

Extension of Revolving Credit Facility

On June 7, 2010, we entered into an amendment to our senior secured credit facility that extended the maturity of our $300.0 million revolving credit facility from February 24, 2011 to August 22, 2013. The applicable margin percentage and commitment fee for revolving loans have increased and are determined based on a pricing grid whereby changes in the leverage ratio, as defined in the credit agreement, result in changes in the applicable margin percentage. Under the pricing grid, the applicable margin percentage for revolving ABR loans ranges from 2% per annum to 3% per annum, the applicable margin percentage for revolving Eurodollar loans ranges from 3% per annum to 4% per annum, and the commitment fee rate for revolving commitments ranges from 0.375% to 0.75%.

Purchase of Regency Hospital Company, L.L.C.

On September 1, 2010, we acquired all of the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”), an operator of long term acute care hospitals, for $210.0 million, including certain assumed liabilities. The amount paid at closing was reduced by $33.1 million for certain assumed liabilities, payments to employees, payments for the purchase of non-controlling interests and an estimated working capital adjustment. The purchase price is subject to a final settlement of net working capital. Regency operated a network of 23 long term acute care hospitals located in nine states.

Employees

As of December 31, 2010, we employed approximately 25,900 people throughout the United States. Approximately 18,100 of our employees are full time and the remaining approximately 7,800 are part time employees. Specialty hospital employees totaled approximately 17,000 and outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 8,100. The remaining approximately 800 employees were in corporate management, administration and other services.

Competition

We compete on the basis of pricing, the quality of the patient services we provide and the results that we achieve for our patients. The primary competitive factors in the long term acute care and inpatient rehabilitation businesses include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate long term acute care hospitals and inpatient rehabilitation facilities that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc., HealthSouth Corporation and RehabCare Group, Inc and rehabilitation units and stepdown units operated by acute care hospitals in the markets we serve. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from area to area, depending on the number and strength of such organizations.

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

Government Regulations

General

The healthcare industry is required to comply with many complex laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals and outpatient rehabilitation clinics meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, safeguarding protected health information, compliance with building codes and environmental protection and healthcare fraud and abuse. These laws and regulations are extremely complex and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

Facility Licensure

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

Certification

In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. Of the 118 specialty hospitals we operate, 117 are currently certified as Medicare providers and one new hospital has been deemed certified but is pending final Medicare approval. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or “rehab agencies.”

Accreditation

Our specialty hospitals receive accreditation from The Joint Commission. As of December 31, 2010, The Joint Commission had fully accredited 116 of the 118 specialty hospitals we operated. The other two specialty hospitals are in the process of obtaining full accreditation. In addition, some of our inpatient rehabilitation facilities have also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization which reviews and grants accreditation for rehabilitation facilities that meet established standards for service and quality.

Overview of U.S. and State Government Reimbursements

Medicare Program in General

The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and the Centers for Medicare & Medicaid Services (“CMS”). Net operating revenues generated directly from the Medicare program represented approximately 46% of our consolidated net operating revenues for the year ended December 31, 2008 and 47% for both the years ended December 31, 2009 and 2010.

The Medicare program reimburses various types of providers, including long term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to long term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. If our hospitals fail to comply with the requirements for payment under the Medicare reimbursement system for long term acute care hospitals or inpatient rehabilitation facilities, our hospitals will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments are made under an inpatient prospective payment system, or “IPPS,” under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups, or “MS-DRGs.” The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH, the general acute care hospital is reimbursed below the full MS-DRG payment if the patient’s length of stay is less than the geometric mean length of stay for the MS-DRG.

Long Term Acute Care Hospital Medicare Reimbursement

The Medicare payment system for long term acute care hospitals is based on a prospective payment system specifically applicable to LTCHs. The long-term care hospital prospective payment system, or “LTCH-PPS” was established by CMS final regulations published on August 30, 2002, and applies to long term acute care hospitals for cost reporting periods beginning on or after October 1, 2002. Under LTCH-PPS, each patient discharged from a long term acute care hospital was assigned to a distinct LTC-DRG and a long term acute care hospital is generally paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). Beginning with discharges on or after October 1, 2007, CMS implemented a new patient classification system with categories referred to as MS-LTC-DRGs. The new classification categories take into account the severity of the patient’s condition. CMS assigned relative weights to each MS-LTC-DRG to reflect their relative use of medical care resources. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in a long term acute care hospital.

Standard Federal Rate

Payment under the LTCH-PPS is dependent on determining the patient classification, that is, the assignment of the case to a particular MS-LTC-DRG, the weight of the MS-LTC-DRG and the standard federal payment rate. There is a single standard federal rate that encompasses both the inpatient operating and capital-related costs that CMS updates on an annual basis. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors.

Short Stay Outlier Policy

For discharges occurring on or after July 1, 2006, CMS modified the payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular LTC-DRG. Payment for each short stay outlier, or “SSO,” case had been based on the lesser of (1) 120% of the cost of the case; (2) 120% of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. The 2007 rate year final rule modified the limitation in clause (1) above to reduce payment for SSO cases to 100% (rather than 120%) of the cost of the case. The 2007 rate year final rule also added a fourth limitation, potentially further limiting payment for SSO cases at a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the MS-LTC-DRG component will increase.

High Cost Outliers

Some cases are extraordinarily costly, producing losses that may be too large for hospitals to offset. Cases with unusually high costs, referred to as “high cost outliers,” receive a payment adjustment to reflect the additional resources utilized. CMS provides an additional payment if the estimated costs for the patient exceed the adjusted MS-LTC-DRG payment plus a fixed-loss amount that is established in the annual payment rate update.

Interrupted stays

An interrupted stay is defined as a case in which an LTCH patient is admitted upon discharge to a general acute care hospital, inpatient rehabilitation facility, skilled nursing facility or a swing-bed hospital and returns to the same LTCH within a specified period of time. If the length of stay at the receiving provider is equal to or less than applicable fixed period of time, it is considered to be an interrupted stay case and is treated as a single discharge for the purposes of payment to the LTCH.

Freestanding, Hospitals within Hospitals and Satellite LTCHs

LTCHs may be organized and operated as freestanding facilities or as hospitals within hospitals (HIHs). As its name suggests, a freestanding LTCH is not located on the campus of another hospital. For such purpose, “campus” means the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital’s campus. Conversely, an HIH is a LTCH that is located on the campus of another hospital. An LTCH, whether freestanding or an HIH, that uses the same Medicare provider number of an affiliated “primary site” LTCH is known as a “satellite”. Under Medicare policy, a satellite LTCH must be located within 35 miles of its primary site LTCH and be administered by such primary site LTCH. A primary site LTCH may have more than one satellite LTCH. CMS sometimes refers to a satellite LTCH that is freestanding as a “remote location”.

Facility Certification Criteria

The LTCH-PPS regulations define the criteria that must be met in order for a hospital to be certified as a long term acute care hospital. To be eligible for payment under the LTCH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTCHs must meet certain facility criteria, including (1) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient’s subsequent admission, evaluates regularly their patients for continuation of care and assesses the available discharge options; (2) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call; and (3) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.

An LTCH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. LTCHs that fail to exceed an average length of stay of greater than 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established timeframes. CMS, through its contractors, determines whether an LTCH has maintained an average length of stay of greater than 25 days during each annual cost reporting period.

Prior to qualifying under the payment system applicable to long term acute care hospitals, a new long term acute care hospital initially receives payments under the general acute care hospital IPPS. The long term acute care hospital must continue to be paid under this system for a minimum of six months while meeting certain Medicare long term acute care hospital requirements, the most significant requirement being an average length of stay for Medicare patients greater than 25 days.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located (“host”) hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds of discharged Medicare patients. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS.

For HIHs that meet specified criteria and were in existence as of October 1, 2004, the Medicare percentage thresholds were phased in over a four year period starting with hospital cost reporting periods that began on or after October 1, 2004. For HIHs opened after October 1, 2004, the Medicare percentage threshold has been established at 25% except for HIHs located in rural areas or co-located with an MSA dominant hospital or single urban hospital (as defined by current regulations) where the percentage is no more than 50%, nor less than 25%.

The SCHIP Extension Act (as amended by the American Recovery and Reinvestment Act, or “ARRA,” and the Patient Protection and Affordable Care Act, or “PPACA”) has limited the application of the Medicare percentage threshold to HIHs in existence on October 1, 2004 and subject to the four year phase in described above. For these HIHs, the percentage threshold is no lower than 50% for a five year period to commence on an LTCH’s first cost reporting period to begin on or after October 1, 2007, except for HIHs located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals, in which cases the percentage threshold is no more than 75% during the same five cost reporting years.

For cost reporting periods beginning on or after July 1, 2007, CMS expanded the 25 Percent Rule to apply a payment adjustment to Medicare patients admitted from any individual hospital in excess of the specified percentage threshold. Previously, the percentage threshold payment adjustment was applicable only to Medicare admissions from hospitals co-located with an LTCH or satellite of an LTCH. Under the 2008 rate year final rule, free-standing LTCHs, grandfathered HIHs and grandfathered satellites are subject to the Medicare percentage threshold payment adjustment, as well as HIHs that admit Medicare patients from non-co-located hospitals.

The SCHIP Extension Act, as amended by the ARRA, postponed the application of the percentage threshold to all free-standing and grandfathered HIHs for a three year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period, to those Medicare patients discharged from an LTCH HIH or satellite that were admitted from a non-co-located hospital. The ARRA limits application of the percentage threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. The PPACA includes a two-year extension of the limits placed on the 25 Percent Rule by the SCHIP Extension Act, as amended by the ARRA.

The following table describes the types of LTCHs and the relief they have received under the SCHIP Extension Act as amended by the ARRA and PPACA, from the payment adjustment for these discharges:

Type of LTCH	Non Co-located Admissions	Co-located Admissions

Non-grandfathered HIHs opened before October 1, 2004 (63 owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Non-grandfathered satellite facilities opened before October 1, 2004 (nine owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Grandfathered HIHs (two owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

Grandfathered satellites (no owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after July 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominate hospital the referral percentage was raised to 75%.

Type of LTCH	Non Co-located Admissions	Co-located Admissions

Freestanding facilities (29 owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	25 Percent Rule not applicable.

Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (no owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

HIHs and satellite facilities opened on or after October 1, 2004. (seven owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population. In the special case where an LTCH is co-located with an MSA-dominate hospital, the referral percentage is no more than 50%, nor less than 25%.

After the expiration of the regulatory relief provided by the SCHIP Extension Act, the ARRA and PPACA, as described above, our LTCHs (whether freestanding, HIH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period. If the 25 Percent Rule, as originally adopted by CMS, becomes effective after the expiration of the applicable provisions of the SCHIP Extension Act, the ARRA and PPACA, these regulatory changes will collectively cause an adverse effect on our operating revenues and profitability in 2013 and beyond, which adverse effect could be partially mitigated if we are able to implement certain operational changes.

Moratorium on New LTCHs and New LTCH Beds

The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities. The PPACA extends this moratorium by two years. The moratorium will now expire on December 28, 2012. This moratorium does not apply to LTCHs that, before the date of enactment, (1) began the qualifying period for payment under the LTCH-PPS, (2) have a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTCH and have expended at least 10% of the estimated cost of the project or $2,500,000, or (3) have obtained an approved certificate of need. Additionally, an LTCH located in a state with only two LTCHs, may request an increase in licensed beds following the closure or decrease in the number of licensed beds at the other LTCH located within the state.

One-Time Budget Neutrality Adjustment

Congress required that the LTC-DRG payment rates maintain budget neutrality during the first years of the prospective payment system with total expenditures that would have been made under the previous reasonable cost-based payment system. The LTCH-PPS regulations give CMS the ability to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS. In the rate year 2009 final rule, CMS estimated this one-time adjustment would result in a negative adjustment of 3.75% to the LTCH base rate. The SCHIP Extension Act precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate for a period of three years. PPACA extends by two years the stay on CMS’s ability to adopt a one-time budget neutrality adjustment to LTCH-PPS. PPACA prohibits such a one-time adjustment before December 29, 2012.

Modification of Short Stay Outlier Policy

The 2008 rate year final rule revised the payment adjustment formula for SSO cases. For cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule lowers the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy. The SCHIP Extension Act prevented CMS from applying the so-called “very short-stay” outlier policy that was added to LTCH-PPS in the 2008 rate year final rule for a period of three years. PPACA extends this prohibition by two years. CMS may not apply the very short-stay outlier policy before December 29, 2012.

Annual Payment Rate Update and DRG Reweighting

Rate Year 2009.  On May 9, 2008, CMS published its annual payment rate update for the 2009 LTCH-PPS rate year, or “RY 2009” (affecting discharges and cost reporting periods beginning on or after July 1, 2008). The final rule adopted a 15-month rate update, from July 1, 2008 through September 30, 2009 and moved LTCH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule (October — September). For RY 2009, the rule established a 2.7% update to the standard federal rate. The standard federal rate for RY 2009 was set at $39,114, an increase from the revised RY 2008 standard federal rate of $38,086 applied to discharges occurring on or after April 1, 2008 through June 30, 2008. The rule increased the fixed-loss amount for high cost outlier cases by $2,222, to $22,960.

Fiscal Year 2009.  On August 19, 2008, CMS published the IPPS final rule for fiscal year 2009 (affecting discharges and cost reports beginning on or after October 1, 2008 through September 30, 2009), which made limited revisions to the classifications of cases in MS-LTC-DRGs.

On June 3, 2009, CMS published an interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that apply from June 3, 2009 to the remainder of fiscal year 2009 (through September 30, 2009). This interim final rule revised the MS-LTC-DRG relative weights for payment under the LTCH-PPS for fiscal year 2009 due to CMS’s misapplication of its established methodology in the calculation of the budget neutrality factor. This error resulted in relative weights that were higher, by approximately 3.9% for all of fiscal year 2009 (October 1, 2008 through September 30, 2009). However, CMS only applied the corrected weights to the remainder of fiscal year 2009 (that is, from June 3, 2009 through September 30, 2009).

Fiscal Year 2010.  On August 27, 2009, CMS published its annual payment rate update for the 2010 LTCH-PPS fiscal year (affecting discharges and cost reporting periods beginning on or after October 1, 2009 through September 30, 2010). The increase in the standard federal rate uses a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. As a result, the standard federal rate for fiscal year 2010 was set at $39,897, an increase from $39,114 in fiscal year 2009. The fixed loss amount for high cost outlier cases was set at $18,425. This was a decrease from the fixed loss amount in the 2009 rate year of $22,960. On June 2, 2010, CMS published a notice of changes to the payment rates for LTCH-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised to $39,795. This change reflects a decrease from $39,897 established in the original final rule for fiscal year 2010. This change to the LTCH-PPS standard federal rate for the remainder of fiscal year 2010 is based on a market basket increase estimate of 2.5% less a reduction of 0.5% to account for what CMS attributes as an increase in case-mix resulting from changes in documentation and coding practices less an additional reduction of 0.25% as mandated by the PPACA. The notice revises the fixed-loss amount for high cost outlier cases for fiscal year 2010 discharges occurring on or after April 1, 2010 to $18,615, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010.

Fiscal Year 2011.  On August 16, 2010, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 is $39,600, which is a decrease from the fiscal year 2010 standard federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the fiscal year 2010 standard federal rate of $39,795 that went into effect on April 1, 2010. This update to the LTCH-PPS standard federal rate for fiscal year 2011 is based on a market basket increase of 2.5% less a reduction of 2.5% to account for what CMS attributes as an increase in case-mix in prior periods (rate years 2008 and 2009) that resulted from changes in documentation and coding practices less an additional reduction of 0.5% as mandated by the PPACA. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 that went into effect on April 1, 2010. The final rule includes revisions to the relative weights for the MS-LTC-DRGs for fiscal year 2011 based on the standard federal rate.

Medicare Market Basket Adjustments

The PPACA institutes a market basket payment adjustment to LTCHs. In fiscal year 2010, LTCHs are subject to a market basket reduction of minus 0.25% for discharges occurring after April 1, 2010. In fiscal year 2011, LTCHs are subject to a market basket reduction of minus 0.5%. There will be a slightly smaller 0.1% market basket reduction for LTCHs in fiscal years 2012 and 2013. Fiscal year 2014 the market basket update will be reduced by 0.3%. Fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%. Finally, in fiscal years 2017-2019, the market basket update will be reduced by 0.75%. The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

Medicare Reimbursement of Inpatient Rehabilitation Facility Services

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

Facility Certification Criteria

Our rehabilitation hospitals must meet certain facility criteria to be classified as an IRF by the Medicare program, including: (1) a provider agreement to participate as a hospital in Medicare; (2) a preadmission screening procedure; (3) ensuring that patients receive close medical supervision and furnish, through the use of qualified personnel, rehabilitation nursing, physical therapy, and occupational therapy, plus, as needed, speech therapy, social or psychological services, and orthotic and prosthetic services; (4) a full-time, qualified director of rehabilitation; (5) a plan of treatment for each inpatient that is established, reviewed, and revised as needed by a physician in consultation with other professional personnel who provide services to the patient; (6) a coordinated multidisciplinary team approach in the rehabilitation of each inpatient, as documented by periodic clinical entries made in the patient’s medical record to note the patient’s status in relationship to goal attainment, and that team conferences are held at least every two weeks to determine the appropriateness of treatment. Failure to comply with any of the classification criteria may result in the denial of claims for payment or cause a hospital to lose its status as an IRF and be paid under the prospective payment system that applies to general acute care hospitals.

Patient Classification Criteria

Under the IRF certification criteria in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of ten conditions specified in the regulation. We refer to such 75% requirement as the “75% rule.”

New inpatient rehabilitation facility certification criteria became effective for cost reporting periods beginning on or after July 1, 2004. In the rate year 2005 final rule CMS adopted four major changes to the 75% rule: (1) temporarily lowering the 75% compliance threshold, (2) modifying and expanding from ten to 13 the medical conditions used to determine whether a hospital qualifies as an inpatient rehabilitation facility, (3) identifying the conditions under which comorbidities can be used to verify compliance with the 75% rule, and (4) changing the timeframe used to determine compliance with the 75% rule from “the most recent 12-month cost reporting period” to “the most recent, consecutive, and appropriate 12-month period,” with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility’s certification as an inpatient rehabilitation facility for its cost reporting period that begins immediately after the 12-month review period.

Under the Deficit Reduction Act of 2005, enacted on February 8, 2006, Congress extended the phase-in period for the 75% rule by maintaining the compliance threshold at 60% (rather than increasing it to the scheduled 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold was then to increase to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008. However, the SCHIP Extension Act included a permanent freeze in the 75% rule patient classification criteria compliance threshold at 60% (with comorbidities counting toward this threshold) and a payment freeze from April 1, 2008 through September 30, 2009.

Annual Payment Rate Update

Fiscal Year 2009.  On August 8, 2008, CMS published the final rule for IRF-PPS for fiscal year 2009 (affecting discharges and cost reporting periods beginning on October 1, 2008 through September 30, 2009). The standard payment conversion factor was established at $12,958 for fiscal year 2009, a decrease from $13,034 applicable to discharges occurring on or after April 1, 2008. In addition to updating the various values that compose the IRF-PPS, the final rule increased the fiscal year 2009 outlier threshold amount to $10,250 from $7,362 for fiscal year 2008. CMS also updated the case-mix group relative weights and average length of stay values.

Fiscal Year 2010.  On August 7, 2009, CMS published its final rule establishing the annual payment rate update for the IRF-PPS for fiscal year 2010 (affecting discharges and cost reporting periods beginning on October 1, 2009 through September 30, 2010). The standard payment conversion factor was established at $13,661 for fiscal year 2010, an increase from $12,958 in fiscal year 2009. The proposed outlier threshold amount was set at $10,652, an increase from $10,250 in fiscal year 2009. On July 22, 2010, CMS published a notice of changes to the payment rates for IRF-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010 and before October 1, 2010. As described above, the PPACA mandates a market basket reduction of 0.25% for fiscal year 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised to $13,627. This change reflects a decrease from $13,661 established in the original final rule for fiscal year 2010. In the same notice, CMS increased the outlier threshold amount to $10,721 for discharges occurring on or after April 1, 2010. The outlier threshold was $10,652 for discharges occurring on or after October 1, 2009 through March 31, 2010.

Fiscal Year 2011.  On July 22, 2010, CMS published an update to the payment rates for IRF-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard payment conversion factor for discharges during fiscal year 2011 is revised to $13,860. This change reflects an increase from $13,627 established in the revised final rule for fiscal year 2010, and includes the market basket reduction of 0.25% required by PPACA. CMS also increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721.

Medicare Market Basket Adjustments

The PPACA implements a market basket payment adjustment for IRFs. For fiscal years 2010 and 2011, IRFs are subject to a market basket reduction of minus 0.25%. For fiscal years 2012 and 2013, the reduction is 0.1%. For fiscal year 2014, the reduction is 0.3%. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 — 2019, the reduction is 0.75%.

Medicare Reimbursement of Outpatient Rehabilitation Services

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule. The Medicare Physician Fee Schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2011 CMS or Congress has taken action to prevent the SGR formula reductions. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 provided a 2.2% increase to Medicare Physician Fee Schedule payment rates, retroactive from June 1, 2010 through November 30, 2010, suspending a 21.3% reduction that briefly became effective on June 1, 2010. The Medicare and Medicaid Extenders Act of 2010 (“MMEA”) prevents a 25.5% reduction in the Medicare Physician Fee Schedule payment rates as a result of the SGR formula that would have taken effect on January 1, 2011. The MMEA extends the current Medicare Physician Fee Schedule payment rates through December 31, 2011. A reduction in the Medicare Physician Fee Schedule payment rates will occur on January 1, 2012, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2010, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare Physician Fee Schedule to annual limits for therapy expenses. Effective January 1, 2011, the annual limits on outpatient therapy services are $1,870 for combined physical and speech language pathology services and $1,870 for occupational therapy services. The per beneficiary caps were $1,860 for calendar year 2010. These limits do not apply to services furnished and billed by outpatient hospital departments. We operated 944 outpatient rehabilitation clinics at December 31, 2010, of which 93 are provider-based outpatient rehabilitation clinics operated as departments of our inpatient rehabilitation hospitals.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The MMEA extends the exceptions process for outpatient therapy caps through December 31, 2011. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2012, except those services furnished and billed by outpatient hospital departments. In the 2011 final Medicare Physician Fee Schedule rule CMS indicated they are also evaluating alternative payment methodologies that would provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps.

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare Physician Fee Schedule for calendar year 2011. Under the policy, as revised by the Physician Payment and Therapy Relief Act of 2010, the Medicare program will pay 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit (“RVU”), and then reduce payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished by a single provider during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This policy is effective January 1, 2011 and will apply to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines-occupational therapy, physical therapy, and speech-language pathology. Our outpatient rehabilitation therapy services are offered in both office and other non-institutional settings and institutional settings and, as such, are subject to the applicable 20% or 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day.

Other Requirements for Payment

Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity for services, appropriate documentation for services, supervision of therapy aides and students and billing for single rather than group therapy when services are furnished to more than one patient. CMS has issued guidance to clarify that services performed by a student are not reimbursed even if provided under “line of sight” supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services.

Specialty Hospital Medicaid Reimbursement

The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government, and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 4% of our specialty hospital net operating revenues for the year ended December 31, 2010.

Workers’ Compensation

Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers’ compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services. Net operating revenues generated directly from workers’ compensation programs represented approximately 19% of our net operating revenue from outpatient rehabilitation services and 1% of our net operating revenue from our specialty hospitals for the year ended December 31, 2010.

Other Medicare Regulations

Medicare Quality Reporting

The PPACA requires that CMS establish new quality data reporting programs for LTCHs and IRFs. By October 1, 2014, CMS is required to select and implement quality measures for these providers. These programs are mandatory. If a provider fails to report on the selected quality measures, its reimbursement will be reduced by 2% of the annual market basket update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent fiscal years. CMS is required to establish the quality measures applicable to fiscal year 2014 no later than October 1, 2012.

Medicare Productivity Adjustment

PPACA implements a separate annual productivity adjustment for the first time for hospital inpatient services beginning in fiscal year 2012 for LTCHs and IRFs. This provision will apply a negative productivity adjustment to the market basket that is used to update the standard federal rate on an annual basis. The market basket does not currently account for increases in provider productivity that could reduce the actual cost of providing services (e.g., through new technology or fewer inputs). The productivity adjustment will equal the 10-year moving average of changes in the annual economy-wide private non-farm business multi-factor productivity. This is a statistic reported by the Bureau of Labor Statistics and updated in the spring of each year. While this adjustment will change each year, it is currently estimated that this adjustment to the market basket will be approximately minus 1.0% on average.

Hospital Wage Index

The PPACA abandons the current system of calculating the hospital wage index based on data submitted in hospital cost reports, which currently has a four year lag in data. In its place, CMS is required to develop a comprehensive reform plan to present to Congress by December 31, 2011 using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. Although the PPACA addresses the hospital wage index generally, this change presumably applies to LTCHs given that the LTCH-PPS wage index is computed using wage data from general acute care hospitals.

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

Physician-Owned Hospital Limitations

CMS regulations included a number of hospital ownership and physician referral provisions, including certain obligations requiring physician-owned hospitals to disclose ownership or investment interests held by immediate family members of a referring physician. In particular, physician-owned hospitals must furnish to patients, on request, a list of physicians or immediate family members who own or invest in the hospital. Moreover, a physician-owned hospital must require all physician owners or investors who are also active members of the hospital’s medical staff to disclose in writing their ownership or investment interests in the hospital to all patients they refer to the hospital. CMS can terminate the Medicare provider agreement of a physician-owned hospital if it fails to comply with these disclosure provisions or with the requirement that a hospital disclose in writing to all patients whether there is a physician on-site at the hospital 24 hours per day, seven days per week.

Under the transparency and program integrity provisions of the PPACA, the exception to the federal self-referral law (or “Stark law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including LTCHs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2010, we operated ten hospitals that are owned in-part by physicians.

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

In addition, the PPACA requires LTCHs to conduct national and state criminal background checks, including fingerprint checks of their employees and contractors who have (or may have) one-on-one contact with patients. Our LTCHs are prohibited from hiring or retaining workers with a history of patient or resident abuse.

Medicare Compliance Requirements and Penalties

The PPACA includes new compliance requirements and increases existing penalties for non-compliance with federal law and the Medicare conditions of participation. In addition, Medicare claims will be paid only if submitted within 12 months. Penalties for submitting false claims and for submitting false statements material to a false claim will be increased. The Secretary will be granted the authority to suspend payments to a provider pending an investigation of credible allegations of fraud. Further, the Recovery Audit Contractor program has been extended to Medicare Parts C and D and Medicaid.

Other Healthcare Regulations

Medicare Recovery Audit Contractors.  The Tax Relief and Health Care Act of 2006 instructed CMS to contract with third-party organizations, known as Recovery Audit Contracts (“RACs”), to identify Medicare underpayments and overpayments, and to authorize RACs to recoup any overpayments. The compensation paid to each RAC is based on a percentage of overpayment recoveries identified by the RAC. CMS has selected and entered into contracts with four RACs, each of which has begun their audit activities in specific jurisdictions. RAC audits of our Medicare reimbursement may lead to assertions that we have been overpaid, require us to incur additional costs to respond to requests for records and pursue the reversal of payment denials, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.

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

From time to time, various federal and state agencies, such as the Office of the Inspector General of the Department of Health and Human Services, issue a variety of pronouncements, including fraud alerts, the Office of Inspector General’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to long term acute care hospitals, inpatient rehabilitation facilities or outpatient rehabilitation services or providers. For example, the Office of Inspector General’s 2009 Work Plan announced an interest in reviewing Medicare bad debts claimed by inpatient rehabilitation facilities and long term acute care hospitals in order to determine whether such claims were reimbursable. The 2010 and 2011 Work Plans identified as an area of concern whether the patient assessments instruments prepared by inpatient rehabilitation facilities were submitted in accordance with Medicare regulations. Among other things, the 2011 Work Plan indicated that CMS would review the appropriateness of provider-based designations for outpatient clinics, outlier payments made to hospitals for beneficiaries who incur unusually high costs, and the effectiveness of a claims processing edit designed to capture hospital readmissions that are subject to a single payment for both inpatient stays. We monitor government publications applicable to us to supplement and enhance our compliance efforts.

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

Remuneration and Fraud Measures.  The federal anti-kickback statute prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer or solicitation of remuneration in connection with, to induce, or to arrange for, the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by a criminal fine of up to $50,000 or imprisonment for each violation, or both, civil monetary penalties of $50,000 and damages of up to three times the total amount of remuneration, and exclusion from participation in federal or state healthcare programs.

The Stark Law prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided and exclusion from the Medicare and Medicaid programs and other federal and state healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

Provider-Based Status.  The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate 17 specialty hospitals that are treated as provider-based satellites of certain of our other facilities, 93 of our outpatient rehabilitation clinics were provider-based and are operated as departments of our inpatient rehabilitation facilities, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

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

The Department of Health and Human Services has adopted standards in three areas in which we are required to comply that most affect our operations.

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

We maintain a HIPAA committee that is charged with evaluating and monitoring our compliance with the Health Insurance Portability and Accountability Act of 1996. The HIPAA committee monitors regulations promulgated under HIPAA as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition or results of operations. We cannot estimate the cost of compliance with standards that have not been issued or finalized by the Department of Health and Human Services.

In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur. Although our policies and procedures are aimed at complying with privacy and security requirements and minimizing the risks of any breach of privacy or security, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

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

Compliance Committee

Our compliance committee is made up of members of our senior management and in-house counsel. The compliance committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the HIPAA committee meets on a regular basis to review compliance with regulations promulgated under HIPAA, including amendments made by HITECH, and provides reports to the compliance committee. The vice president of compliance and audit services meets with the audit committee on a quarterly basis to provide an overview of the activities and operation of our compliance program.

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

Available Information

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549, or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

Our website address is http://www.selectmedicalholdings.com and can be used to access free of charge, through the investor relations section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information on our website is not incorporated as a part of this annual report.

Executive Officers

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of December 31, 2010:

Name	Age	Position

Rocco A. Ortenzio	78	Executive Chairman
Robert A. Ortenzio	53	Chief Executive Officer
Patricia A. Rice	64	President and Chief Operating Officer
David S. Chernow	54	President and Chief Development and Strategy Officer
Martin F. Jackson	56	Executive Vice President and Chief Financial Officer
John A. Saich	42	Executive Vice President and Chief Human Resources Officer
James J. Talalai	49	Executive Vice President and Chief Information Officer
Michael E. Tarvin	50	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	50	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	42	Vice President, Compliance and Audit Services and Corporate Compliance Officer

Rocco A. Ortenzio co-founded our company and he served as Chairman and Chief Executive Officer of Select from February 1997 until September 2001. Mr. Ortenzio has served as Executive Chairman of Select since September 2001 and Holdings since February 2005. He became a director of Holdings on February 24, 2005. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Chief Executive Officer.

Robert A. Ortenzio co-founded our company and has served as a director of Select since February 1997. He became a director of Holdings on February 24, 2005. Mr. Ortenzio has served as our Chief Executive Officer since January 1, 2005 and as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Until August 17, 2010, Mr. Ortenzio served on the board of directors of Odyssey Healthcare, Inc., a hospice healthcare company. Mr. Ortenzio also served on the board of directors of US Oncology, Inc. until December 30, 2010. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Executive Chairman.

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

David S. Chernow has served as our President and Chief Development and Strategy Officer since September 13, 2010. Mr. Chernow served as a director of Select from January 2002 until February 24, 2005, and served as a director of Holdings from August 2005 to September 13, 2010. From May 2007 to February 2010, Mr. Chernow served as the President and Chief Executive Officer of Oncure Medical Corp., one of the largest providers of free-

standing radiation oncology care in the United States. From January 2004 to June 2007, Mr. Chernow served as the President and Chief Executive Officer of JA Worldwide, a nonprofit organization dedicated to the education of young people about business. From July 2001 to January 2004, he served as the President and Chief Executive Officer of Junior Achievement, Inc., a predecessor of JA Worldwide. From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded American Oncology Resources in 1992 and served as its Chief Development Officer until the time of the merger with Physician Reliance Network, Inc., which created US Oncology, Inc. in 1999.

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

John A. Saich has served as out Executive Vice President and Chief Human Resources Officer since December 15, 2010. He served as our Senior Vice President, Human Resources from February 2007 to December 2010. He served as our Vice President, Human Resources from November 1999 to January 2007. He joined Select as Director, Human Resources and HRIS in February 1998. Previously, Mr. Saich served as Director of Benefits and Human Resources for Integrated Health Services in 1997 and as Director of Human Resources for Continental Medical Systems, Inc. from August 1993 to January 1997.

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

Approximately 47% of our net operating revenues for the years ended December 31, 2009 and 2010 came from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. President Obama has signed into law comprehensive reforms to the healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Additional reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either by the U.S. Congress or by the Centers for Medicare & Medicaid Services, or “CMS.” If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.

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

During July 2009, we received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning our financial relationships with certain physicians practicing at our hospitals in Columbus, Ohio. We understand that the subpoena was issued in connection with a qui tam lawsuit and that the government has been investigating the matter to determine whether to intervene. We have produced documents in response to the subpoena and have fully cooperated with the government’s investigation. We are in discussions with the government to attempt to resolve this matter in a manner satisfactory to us and the government. Any settlement is not expected to be material to our financial position.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to long term acute care hospitals operated as “hospitals within hospitals” or as “satellites” will have an adverse effect on our future net operating revenues and profitability.

Effective for hospital cost reporting periods beginning on or after October 1, 2004, long term acute care hospitals that are operated as “hospitals within hospitals” (HIHs) or as HIH “satellites,” are subject to a payment reduction for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. These HIHs and their HIH satellites are separate hospitals located in space leased from, or located on the same campus of, another hospital, which we refer to as “host” hospitals. For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25% except for HIHs located in rural areas or co-located with an MSA dominant hospital or single urban hospital (as defined by the current regulations) in which cases the percentage is no more than 50%, nor less than 25%. Certain grandfathered HIHs were initially excluded from the Medicare admission threshold in the rate year 2005 final regulations. Grandfathered HIHs refer to certain HIHs that were in existence on or before September 30, 1995, and grandfathered satellite facilities refer to satellites of grandfathered HIHs that were in existence on or before September 30, 1999.

The Medicare, Medicaid, and SCHIP Extension Act of 2007, or the “SCHIP Extension Act,” (as amended by the American Recovery and Reinvestment Act, the “ARRA” and the Patient Protection and Affordable Care Act, the “PPACA”) has limited the application of the Medicare admission threshold on HIHs in existence on October 1, 2004. For these HIHs, the admission threshold is no lower than 50% for a five year period to commence on a long term acute care hospital’s, or “LTCH’s,” first cost reporting period to begin on or after October 1, 2007. Under the SCHIP Extension Act, for HIHs located in rural areas the percentage threshold is no more than 75% for the same five year period. For HIHs that are co-located with MSA dominant hospitals or single urban hospitals, the percentage threshold is no more than 75% during the same five year period or the percentage of total Medicare discharges in the MSA in which the hospital is located that are from the co-located hospital.

As of December 31, 2010, we owned 81 LTCH HIHs; six of these HIHs were subject to a maximum 25% Medicare admission threshold, one HIH is co-located with an MSA dominant hospital and is subject to a Medicare admission threshold of no more than 50%, nor less than 25%, 23 of these HIHs were co-located with a MSA dominate hospital or single urban hospital and were subject to a Medicare admission threshold of no more than 75%, 47 of these HIHs were subject to a maximum 50% Medicare admissions threshold, two of these HIHs were located in a rural area and were subject to a maximum 75% Medicare admission threshold, and two of these HIHs were grandfathered HIHs and not subject to a Medicare admission threshold.

Because these rules are complex and are based on the volume of Medicare admissions from our host hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, after the expiration of the five year moratorium provided by the SCHIP Extension Act, as amended by the PPACA, we expect many of our HIHs will experience an adverse financial impact beginning for their cost reporting periods on or after October 1, 2012, when the Medicare admissions thresholds decline to 25%.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to long term acute care hospitals operated as free-standing or grandfathered “hospitals within hospitals” or grandfathered “satellites” will have an adverse effect on our future net operating revenues and profitability.

For cost reporting periods beginning on or after July 1, 2007, CMS expanded the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with an LTCH or satellite of an LTCH. Under the rate year 2008 final rule, free-standing LTCHs and grandfathered LTCH HIHs are subject to the Medicare admission thresholds, as well as HIHs that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges is subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care inpatient prospective payment system, or “IPPS.” IPPS rates are generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS.

The SCHIP Extension Act, as amended, postponed the application of the percentage threshold to free-standing LTCHs and grandfathered HIHs for a five year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period stated above, to Medicare patients discharged from an LTCH HIH or HIH satellite that were admitted from a non-co-located hospital. In addition, the SCHIP Extension Act, as interpreted by CMS, did not provide relief from the application of the threshold for patients admitted from a co-located hospital to certain non-grandfathered HIHs. The ARRA limits application of the admission threshold to no more than 50% of Medicare admission to grandfathered satellites from a co-located hospital for a five year period commencing on the first cost reporting period beginning on or after July 1, 2007.

Of the 110 long term acute care hospitals we owned as of December 31, 2010, 29 were operated as free-standing hospitals and two qualified as grandfathered LTCH HIHs. Because these rules are complex and are based on the volume of Medicare admissions from other referring hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, if the rate year 2008 final rule is applied as currently written, there will be an adverse financial impact to the net operating revenues and profitability of many of these hospitals for cost reporting periods on or after July 1, 2012 when the Medicare admissions thresholds go into effect for free-standing hospitals.

The moratorium on the Medicare certification of new long term care hospitals and beds in existing long term care hospitals will limit our ability to increase long term acute care hospital bed capacity and expand into new areas.

The SCHIP Extension Act, as amended by the PPACA, imposed a five year moratorium beginning on December 29, 2007 on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCH or satellite facilities. The moratorium does not apply to LTCHs that, before December 29, 2007, (1) began the qualifying period for payment under the LTCH-PPS, (2) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for a LTCH and had expended at least 10% of the estimated cost of the project or $2,500,000 or (3) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTCH is located in a state where there is only one other LTCH and the LTCH requests an increase in beds following the closure or the decrease in the number of beds of the other LTCH. Since we may still acquire LTCHs that were in existence prior to December 29, 2007, we do not expect this moratorium to materially impact our strategy to expand by acquiring additional LTCHs if such LTCHs can be acquired at attractive valuations. This moratorium, however, may still otherwise adversely affect our ability to increase long term acute care bed capacity in existing areas we serve or expand into new areas.

Expiration of the moratorium imposed on the payment adjustment for very short-stay cases in our long term acute care hospitals will reduce our future net operating revenues and profitability.

The rate year 2008 final rule changed the payment methodology for Medicare patients with a length of stay that is less than the average length of stay plus one standard deviation for the same Medicare severity diagnosis-related group, or “MS-DRG,” under IPPS, referred to as the so-called “IPPS comparable threshold.” Beginning with discharges on or after July 1, 2007, for these very short-stay cases, the rule lowered the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the existing short-stay payment policy. The SCHIP Extension Act prevented CMS from applying this change to short-stay outlier policy for a period of three years. The PPACA extends this prohibition by two years. CMS may not apply the very short-stay outlier policy before December 29, 2012. The implementation of the payment methodology for very short-stay outliers discharged after December 29, 2012 will reduce our future net operating revenues and profitability.

If our long term acute care hospitals fail to maintain their certifications as long term acute care hospitals or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.

We operate 111 long term acute care hospitals, all of which are currently certified by Medicare as long term acute care hospitals. Long term acute care hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as a long term acute care hospital, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. Similarly, our HIHs must meet conditions of participation in the Medicare program, which include additional criteria establishing separateness from the hospital with which the HIH shares space. If our long term acute care hospitals or HIHs fail to meet or maintain the standards for certification as long term acute care hospitals, they will receive payment under the general acute care hospitals IPPS which is generally lower than payment under the system applicable to long term acute care hospitals. Payments at rates applicable to general acute care hospitals would result in our long term acute care hospitals receiving significantly less Medicare reimbursement than they currently receive for their patient services.

Implementation of additional patient or facility criteria for LTCHs that limit the population of patients eligible for our hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenue and profitability.

CMS and industry stakeholders have, for a number of years, explored the development of facility and patient certification criteria for LTCHs, potentially as an alternative to the current specific payment adjustment features of LTCH-PPS. In its June 2004 report to Congress, the Medicare Payment Advisory Commission recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTCHs in order to ensure that only appropriate patients are admitted to these facilities. The Medicare Payment Advisory Commission is an independent federal body that advises Congress on issues affecting the Medicare program. After the Medicare Payment Advisory Commission’s recommendation, CMS awarded a contract to Research Triangle Institute International to examine such recommendation. However, while acknowledging that Research Triangle Institute International’s findings are expected to have a substantial impact on future Medicare policy for LTCHs, CMS stated in the rate year 2007 final rule that many of the specific payment adjustment features of LTCH-PPS then in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for LTCHs. In the preamble to the rate year 2009 LTCH-PPS proposed rule, CMS indicated that Research Triangle Institute International continues to work with the clinical community to make recommendations to CMS regarding payment and treatment of critically ill patients in LTCHs. The SCHIP Extension Act requires the Secretary of the Department of Health and Human Services to conduct a study and submit a report to Congress on the establishment of national LTCH facility and patient criteria and to consider the recommendations contained in the Medicare Payment Advisory Commission’s June 2004 report to Congress. Implementation of additional criteria that may limit the population of patients eligible for our long term acute care hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenues and profitability. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement.”

Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services may reduce our future net operating revenues and profitability.

Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare Physician Fee Schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The Medicare and Medicaid Extenders Act of 2010 (“MMEA”) prevented a 25.5% reduction in the Medicare Physician Fee Schedule payment rates as a result of the SGR formula that would have taken effect on January 1, 2011. The MMEA extends the current Medicare Physician Fee Schedule payment rates through December 31, 2011. If no further legislation is passed by Congress and signed by the President, the SGR formula will likely reduce our Medicare outpatient rehabilitation payment rates beginning January 1, 2012.

Congress has established annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. As directed by Congress in the Deficit Reduction Act of 2005, CMS implemented an exception process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the MMEA extended the exception process through December 31, 2011. The exception process will expire on January 1, 2012 unless further extended by Congress. There can be no assurance that Congress will extend it further. To date, the implementation of the therapy caps has not had a material adverse effect on our business. However, if the exception process is not renewed, our future net operating revenues and profitability may decline.

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare Physician Fee Schedule for calendar year 2011. Under the policy, as revised by the Physician Payment and Therapy Relief Act of 2010, the Medicare program will pay 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit (“RVU”), and then reduce payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished by a single provider during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This policy is effective January 1, 2011 and will apply to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines-occupational therapy, physical therapy, and speech-language pathology. Our outpatient rehabilitation therapy services are offered in both office and other non-institutional settings and institutional settings and, as such, are subject to the applicable 20% or 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day. For both the years ended December 31, 2009 and December 31, 2010, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare. See “Business — Government Regulations.”

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

The Health Insurance Portability and Accountability Act of 1996 required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. The Health Information Technology for Economic and Clinical Health Act, or “HITECH,” which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur.

We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. Our compliance officer, privacy officer and information security officer are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with HIPAA and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

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

Negative press coverage can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes. On February 10, 2010, the New York Times published an article focusing on our Company and the long term acute care hospital industry entitled “Long-Term Care Hospitals Face Little Scrutiny.” On March 8, 2010, we received a letter from the United States Senate Finance Committee in response to the New York Times article asking us to respond to a variety of questions regarding our long-term care hospitals. On March 23, 2010, we responded to the letter. On May 25, 2010, we received follow-up questions from the Committee, which we responded to on June 4, 2010. Adverse publicity such as articles in the New York Times and increased governmental scrutiny can have a negative impact on our reputation with referral sources and patients and on the morale and performance of our employees, both of which could adversely affect our businesses and results of operations.

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

We may not be able to successfully integrate acquired businesses, such as Regency Hospital, L.L.C., into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions, our financial condition and results of operations may be materially adversely effected.

Acquisitions could result in difficulties integrating acquired operations, technologies and personnel into our business. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through acquisitions, which may negatively impact the integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

In addition, acquisitions involve risks that the acquired businesses will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations; that the expected synergies associated with acquisitions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have an material adverse effect on out financial condition and results of operations.

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

The federal self referral law, or “Stark Law,” prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services. Under the transparency and program integrity provisions of the PPACA, the exception to the Stark Law that previously permitted physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including LTCHs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. Furthermore, initiatives are underway in some states to restrict physician referrals to physician-owned hospitals. Currently, ten of our hospitals have physicians as minority owners. The aggregate revenue of these ten hospitals was $178.2 million for the year ended December 31, 2010, or approximately 7.5% of our revenues for the year ended December 31, 2010. The range of physician minority ownership of these ten hospitals was 2.1% to 49.0%, with the average physician minority ownership of

11.5% as of the year ended December 31, 2010. There can be no assurance that new legislation or regulation prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital. In addition, expansion of our physician-owned hospitals may be limited, and the revenues, profitability and overall financial performance of our hospitals may be negatively affected.

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

Our success depends to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate five key employees, Rocco A. Ortenzio, our Executive Chairman, Robert A. Ortenzio, our Chief Executive Officer, Patricia A. Rice, our President and Chief Operating Officer, David S. Chernow, our President and Chief Strategy Officer and Martin F. Jackson, our Executive Vice President and Chief Financial Officer. We currently have an employment agreement in place with each of Messrs. Rocco and Robert Ortenzio, Mr. Chernow and Ms. Rice and a change in control agreement with Mr. Jackson. Each of these individuals also has a significant equity ownership in our company. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future; however, we currently have no effective replacement for any of these individuals due to their experience, reputation in the industry and special role in our operations. We also do not maintain any key life insurance policies for any of our employees. The loss of the services of any of these individuals would disrupt significant aspects of our business, could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.

Significant legal actions could subject us to substantial uninsured liabilities and in the future we may not be able to obtain insurance coverage at a reasonable price.

Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Legal Proceedings” and Note 17 in our audited consolidated financial statements.

We currently maintain professional malpractice liability insurance and general liability insurance coverages under a combination of policies with a total annual aggregate limit of $30.0 million. Our insurance for the professional liability coverage is written on a “claims-made” basis and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. There can be no assurance that malpractice insurance will be available in certain states in the future nor that we will be able to obtain insurance coverage at a reasonable price. Since our professional liability insurance is on a claims-made basis, any failure to obtain malpractice insurance in any state in the future would increase our exposure not only to claims arising in such state in the future but also to claims arising from injuries that may have already occurred but which had not been reported during the period in which we previously had insurance coverage in that state. In addition, our insurance coverage does not cover punitive damages and may not cover all claims against us. See “Business — Government Regulations — Other Healthcare Regulations.”

Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Welsh Carson and Thoma Cressey beneficially own approximately 43.9% and 8.3%, respectively, of Holdings’ outstanding common stock as of March 1, 2011. Our executives, directors and principal stockholders, including Welsh Carson and Thoma Cressey, beneficially own, in the aggregate, approximately 69.6% of Holdings’ outstanding common stock as of March 1, 2011. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

We are a holding company and therefore depend on our subsidiaries to service our obligations under our indebtedness and for any funds to pay dividends to our stockholders. Our ability to repay our indebtedness or pay dividends to our stockholders depends entirely upon the performance of our subsidiaries and their ability to make distributions.

We have no operations of our own and derive all of our revenues and cash flow from our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under our 10% senior subordinated notes and senior floating rate notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. In addition, any of our rights in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors, including lenders under our senior secured credit facility and holders of Select’s 7 5/8% senior subordinated notes. Holdings’ total consolidated balance sheet liabilities as of December 31, 2010 were $1,906.7 million, of which $1,430.8 million constituted indebtedness, including $506.8 million of indebtedness (excluding $29.0 million of letters of credit) under our senior secured credit facility, $611.5 million of Select’s 7 5/8% senior subordinated notes, $139.2 million of our 10% senior subordinated notes and $167.3 million of our senior floating rate notes. As of such date, we would have been able to borrow up to an additional $246.0 million under our senior secured credit facility. We and our restricted subsidiaries may incur additional debt in the future, including borrowings under our senior secured credit facility.

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

We have a substantial amount of indebtedness. As of December 31, 2010, we had approximately $1,430.8 million of total indebtedness. For the years ended December 31, 2009 and December 31, 2010, we paid cash interest of $126.7 million and $105.9 million, respectively on our indebtedness.

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

Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios which become more restrictive over time. For the four consecutive fiscal quarters ended

December 31, 2010, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA to cash interest expense) for the prior four consecutive quarters of at least 2.00 to 1.00. As of December 31, 2010, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 4.50 to 1.00. For the four quarters ended December 31, 2010, Select’s interest expense coverage ratio was 3.12 to 1.00 and Select’s leverage ratio was 3.39 to 1.00.

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

We and our subsidiaries may be able to incur additional indebtedness in the future. Although our senior secured credit facility, the indentures governing each of Select’s 7 5/8% senior subordinated notes and the senior floating rate notes each contain or will contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2010, we had $246.0 million of revolving loan availability under our senior secured credit facility (after giving effect to $29.0 million of outstanding letters of credit). In addition, to the extent new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

Our inability to access external sources of financing when our senior secured credit facility, Tranche B term loans and Tranche B-1 term loans terminate could have a material adverse effect on our business, operating results and financial condition.

Our Tranche B term loans mature on February 24, 2012 and Tranche B-1 term loans mature on August 22, 2014. Our revolving credit facility will terminate on August 22, 2013. Our inability to refinance our revolving credit facility, Tranche B term loans and Tranche B-1 term loans prior to their scheduled termination or maturity could cause an event of default under our senior secured credit facility because we may not otherwise have cash available to make final repayments of principal under our revolving credit facility, Tranche B term loans and Tranche B-1 term loans. If an event of default were to occur under our senior secured credit facility due to our failure to make repayments of principal upon the termination or maturity of our revolving credit facility, Tranche B term loans or Tranche B-1 term loans, then an event of default would also occur under Select’s 7 5/8% senior subordinated notes, our senior floating rate notes and our 10% senior subordinated notes. Upon an event of default under our senior secured credit facility, Select’s 7 5/8% senior subordinated notes, our senior floating rate notes and our 10% senior subordinated notes, our lenders will be entitled to take various actions, including all actions permitted to be taken by a secured creditor, and our business, operating results and financial condition could be adversely affected.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own 25 of our specialty hospitals.

We lease all but two of our outpatient rehabilitation clinics and related offices, which, as of December 31, 2010 included 873 leased outpatient rehabilitation clinics throughout the United States. We also lease the majority of our long term acute care hospital facilities except for the facilities described above. As of December 31, 2010, in our specialty hospitals we had 78 hospital within hospital leases and 13 free-standing building leases.

We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 132,138 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2010, this was comprised of 9 locations throughout the United States with approximately 45,945 square feet in total.

The following is a list of our consolidated hospitals and the number of beds at each hospital as of December 31, 2010.

Hospital Name	Type	City	State	Beds

Select Specialty Hospital — Birmingham	LTCH	Birmingham	AL	38
Regency Hospital of Northwest Arkansas	LTCH	Fayetteville	AR	25
Select Specialty Hospital — Fort Smith	LTCH	Fort Smith	AR	34
Select Specialty Hospital — Little Rock	LTCH	Little Rock	AR	43
Regency Hospital of Northwest Arkansas	LTCH	Springdale	AR	25
Select Specialty Hospital — Arizona (Phoenix Downtown Campus)	LTCH	Phoenix	AZ	33
Select Specialty Hospital — Phoenix	LTCH	Phoenix	AZ	48
Select Specialty Hospital — Arizona (Scottsdale Campus)	LTCH	Scottsdale	AZ	29
Select Specialty Hospital — Colorado Springs	LTCH	Colorado Springs	CO	30
Select Specialty Hospital — Denver	LTCH	Denver	CO	37
Select Specialty Hospital — Denver (South Campus)	LTCH	Denver	CO	28
Select Specialty Hospital — Wilmington	LTCH	Wilmington	DE	35
Select Specialty Hospital — Orlando (South Campus)	LTCH	Edgewood	FL	40
Select Specialty Hospital — Gainesville	LTCH	Gainesville	FL	44
Select Specialty Hospital — Palm Beach	LTCH	Lake Worth	FL	60
Select Specialty Hospital — Miami	LTCH	Miami	FL	47
Select Specialty Hospital — Orlando (North Campus)	LTCH	Orlando	FL	35
Select Specialty Hospital — Panama City	LTCH	Panama City	FL	30
Select Specialty Hospital — Pensacola	LTCH	Pensacola	FL	54
Select Specialty Hospital — Tallahassee	LTCH	Tallahassee	FL	29
Regency Hospital of South Atlanta	LTCH	East Point	GA	40
Regency Hospital of Central Georgia	LTCH	Macon	GA	34
Select Specialty Hospital — Atlanta	LTCH	Atlanta	GA	30
Select Specialty Hospital — Augusta	LTCH	Augusta	GA	80
Select Specialty Hospital — Savannah	LTCH	Savannah	GA	40
Select Specialty Hospital — Quad Cities	LTCH	Davenport	IA	50
Regency Hospital of Northwest Indiana	LTCH	East Chicago	IN	38
Regency Hospital of Northwest Indiana (Porter Campus)	LTCH	Portage	IN	23
Select Specialty Hospital — Beech Grove	LTCH	Beech Grove	IN	45
Select Specialty Hospital — Evansville	LTCH	Evansville	IN	60
Select Specialty Hospital — Fort Wayne	LTCH	Fort Wayne	IN	32
Select Specialty Hospital — Northwest Indiana	LTCH	Hammond	IN	70
Select Specialty Hospital — Kansas City	LTCH	Kansas City	KS	40
Select Specialty Hospital — Topeka	LTCH	Topeka	KS	34
Select Specialty Hospital — Wichita	LTCH	Wichita	KS	60
Select Specialty Hospital — Lexington	LTCH	Lexington	KY	41
Regency Hospital of Covington	LTCH	Covington	LA	38
Select Specialty Hospital — Northwest Detroit	LTCH	Detroit	MI	36
Select Specialty Hospital — Flint	LTCH	Flint	MI	26
Select Specialty Hospital — Grosse Pointe	LTCH	Grosse Pointe Farms	MI	30
Select Specialty Hospital — Kalamazoo	LTCH	Kalamazoo	MI	25
Select Specialty Hospital — Macomb County	LTCH	Mount Clemens	MI	36

Hospital Name	Type	City	State	Beds

Great Lakes Specialty Hospital — Hackley, LLC	LTCH	Muskegon	MI	31
Great Lakes Specialty Hospital — Oak, LLC	LTCH	Muskegon	MI	20
Select Specialty Hospital — Pontiac	LTCH	Pontiac	MI	30
Select Specialty Hospital — Saginaw	LTCH	Saginaw	MI	32
Select Specialty Hospital — Downriver	LTCH	Taylor	MI	40
Select Specialty Hospital — Ann Arbor	LTCH	Ypsilanti	MI	36
Regency Hospital of Minneapolis	LTCH	Golden Valley	MN	92
Select Specialty Hospital — Western Missouri	LTCH	Kansas City	MO	34
Select Specialty Hospital — Springfield	LTCH	Springfield	MO	44
Select Specialty Hospital — St. Louis	LTCH	St. Charles	MO	33
SSM Select Rehab St. Louis, LLC	IRF	St. Louis	MO	58
Regency Hospital of Southern Mississippi	LTCH	Hattiesburg	MS	33
Regency Hospital of Jackson	LTCH	Jackson	MS	36
Regency Hospital of Meridian	LTCH	Meridian	MS	40
Select Specialty Hospital — Gulfport	LTCH	Gulfport	MS	61
Select Specialty Hospital — Jackson	LTCH	Jackson	MS	53
Select Specialty Hospital — Durham	LTCH	Durham	NC	30
Select Specialty Hospital — Greensboro	LTCH	Greensboro	NC	30
Select Specialty Hospital — Winston-Salem	LTCH	Winston-Salem	NC	42
Select Specialty Hospital — Omaha Central	LTCH	Omaha	NE	52
Kessler Institute for Rehabilitation (Welkind Campus)	IRF	Chester	NJ	72
Select Specialty Hospital — Northeast New Jersey	LTCH	Rochelle Park	NJ	62
Kessler Institute for Rehabilitation (North Campus)	IRF	Saddle Brook	NJ	112
Kessler Institute for Rehabilitation (West Campus)	IRF	West Orange	NJ	152
Regency Hospital of North Central Ohio (Akron Campus)	LTCH	Barberton	OH	45
Regency Hospital of Cincinnati	LTCH	Cincinnati	OH	39
Regency Hospital of Columbus	LTCH	Columbus	OH	43
Regency Hospital of North Central Ohio (Cleveland West Campus)	LTCH	Middleburg Heights	OH	43
Regency Hospital of North Central Ohio (Ravenna Campus)	LTCH	Ravenna	OH	19
Regency Hospital of Toledo	LTCH	Sylvania	OH	45
Regency Hospital of North Central Ohio (Cleveland East Campus)	LTCH	Warrensville Heights	OH	44
Select Specialty Hospital — Akron	LTCH	Akron	OH	60
Select Specialty Hospital — Northeast Ohio (Canton Campus)	LTCH	Canton	OH	30
Select Specialty Hospital — Cincinnati	LTCH	Cincinnati	OH	36
Select Specialty Hospital — Columbus	LTCH	Columbus	OH	152
Select Specialty Hospital — Columbus (Mt. Carmel Campus)	LTCH	Columbus	OH	24
Select Specialty Hospital — Youngstown (Boardman Campus)	LTCH	Warren	OH	20
Select Specialty Hospital — Youngstown	LTCH	Youngstown	OH	31
Select Specialty Hospital — Zanesville	LTCH	Zanesville	OH	35
Select Specialty Hospital — Oklahoma City	LTCH	Oklahoma City	OK	72
Select Specialty Hospital — Tulsa Midtown	LTCH	Tulsa	OK	56
Select Specialty Hospital — Central Pennsylvania (Camp Hill Campus)	LTCH	Camp Hill	PA	31
Select Specialty Hospital — Danville	LTCH	Danville	PA	30
Select Specialty Hospital — Erie	LTCH	Erie	PA	50
Select Specialty Hospital — Central Pennsylvania (Harrisburg Campus)	LTCH	Harrisburg	PA	38
Penn State Hershey Rehabilitation	IRF	Hummelstown	PA	54
Select Specialty Hospital — Johnstown	LTCH	Johnstown	PA	39
Select Specialty Hospital — Laurel Highlands	LTCH	Latrobe	PA	40
Select Specialty Hospital — McKeesport	LTCH	McKeesport	PA	30
Select Specialty Hospital — Pittsburgh	LTCH	Pittsburgh	PA	32
Select Specialty Hospital — Central Pennsylvania (York Campus)	LTCH	York	PA	23

Hospital Name	Type	City	State	Beds

Regency Hospital of South Carolina	LTCH	Florence	SC	40
Regency Hospital of Greenville	LTCH	Greenville	SC	32
Select Specialty Hospital — Sioux Falls	LTCH	Sioux Falls	SD	24
Select Specialty Hospital — Tri-Cities	LTCH	Bristol	TN	33
Select Specialty Hospital — Knoxville	LTCH	Knoxville	TN	35
Select Specialty Hospital — North Knoxville	LTCH	Knoxville	TN	33
Select Specialty Hospital — Memphis	LTCH	Memphis	TN	39
Select Specialty Hospital — Nashville	LTCH	Nashville	TN	47
Regency Hospital of Fort Worth	LTCH	Fort Worth	TX	44
Rehabilitation Institute of North Texas, LLC	IRF	Frisco	TX	44
Regency Hospital of Odessa	LTCH	Odessa	TX	36
Select Specialty Hospital — Dallas	LTCH	Carrollton	TX	60
Select Specialty Hospital — South Dallas	LTCH	DeSoto	TX	100
Select Specialty Hospital — Houston (Houston Heights)	LTCH	Houston	TX	158
Select Specialty Hospital — Houston (Houston Medical Center)	LTCH	Houston	TX	86
Select Specialty Hospital — Houston (Houston West)	LTCH	Houston	TX	56
Select Specialty Hospital — Longview	LTCH	Longview	TX	32
Select Specialty Hospital — Midland	LTCH	Midland	TX	29
Select Specialty Hospital — San Antonio	LTCH	San Antonio	TX	44
Select Specialty Hospital — Madison	LTCH	Madison	WI	58
Select Specialty Hospital — Milwaukee	LTCH	Milwaukee	WI	34
Select Specialty Hospital — Milwaukee (St Luke’s Campus)	LTCH	Milwaukee	WI	29
Select Specialty Hospital — Charleston	LTCH	Charleston	WV	32

Total Beds:				5,163

Item 3.	Legal Proceedings.

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

During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its hospitals in Columbus, Ohio. The Company understands that the subpoena was issued in connection with a qui tam lawsuit and that the government has been investigating the matter to determine whether to intervene. The Company has produced documents in response to the subpoena and has fully cooperated with the government’s investigation. The Company is in discussions with the government to attempt to resolve this matter in a manner satisfactory to the Company and the government. Any settlement is not expected to be material to our financial position.

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

	Market Prices
Fiscal Year Ended December 31, 2009	High	Low

Third Quarter (beginning September 25, 2009)	$10.55	$9.35
Fourth Quarter	$10.88	$8.61

	Market Prices
Fiscal Year Ended December 31, 2010	High	Low

First Quarter	$10.81	$7.85
Second Quarter	$9.05	$6.70
Third Quarter	$7.99	$5.95
Fourth Quarter	$7.79	$5.62

Holders

At the close of business on March 1, 2011, we had 154,543,141 shares of common stock issued and outstanding. As of that date, there were 112 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested at the opening of the market on September 25, 2009, the date the Company’s initial public offering was priced for initial sale, through and including the market close on December 31, 2010 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (“S&P 500”), and the Morgan Stanley Healthcare Provider Index (“RXH”), an equal-dollar weighted index of 16 companies involved in the business of hospital management and medical/nursing services. The chart below the graph sets forth the actual numbers depicted on the graph.

	09/25/09	09/30/09	12/31/09	03/31/10	06/30/10	09/30/10	12/31/10
Select Medical Holding Corporation (SEM)	$100.00	$100.70	$106.20	$84.40	$67.80	$77.00	$73.10
Morgan Stanley Healthcare Provider Index (RXH)	$100.00	$102.31	$102.32	$117.81	$102.46	$103.42	$124.38
S&P 500	$100.00	$100.72	$106.25	$111.43	$98.21	$108.74	$119.83

Purchase of Equity Securities by the Issuer

In November 2010, our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $100.0 million worth of our common stock. The program will remain in effect until January 31, 2012, unless extended by out board of directors. In the year ended December 31, 2010, we purchased a total of 6,905,700 shares of our common stock at an average purchase price of $6.37. The following table sets forth the monthly purchases made under this program during the last quarter of the year ended December 31, 2010:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs

October 2010	—	—	—	—
November 2010	2,343,369	$6.19	2,343,369	$85,437,770
December 2010	4,562,331	$6.46	4,562,331	$55,856,585

Total 2010	6,905,700	$6.37	6,905,700	$55,856,585

Item 6.	Selected Financial Data.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is contained elsewhere herein. The historical financial data as of December 31, 2006, 2007, 2008, 2009 and 2010 and for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2009 and 2010, and for the years ended December 31, 2008, 2009 and 2010 have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2006, 2007 and 2008 and for the years ended December 31, 2006 and 2007 have been derived from our audited consolidated financial information not included elsewhere herein.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2006(1)(2)	2007(1)(2)	2008(1)(2)	2009	2010
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues	$1,851,498	$1,991,666	$2,153,362	$2,239,871	$2,390,290
Operating expenses(3)(4)	1,546,956	1,740,484	1,885,168	1,933,052	2,085,447
Depreciation and amortization	46,668	57,297	71,786	70,981	68,706

Income from operations	257,874	193,885	196,408	235,838	236,137
Gain on early retirement of debt(5)	—	—	912	13,575	—
Equity in losses of unconsolidated subsidiaries	—	—	—	—	(440)
Other income (expense)	—	(167)	—	(632)	632
Interest expense, net(6)	(130,538)	(138,052)	(145,423)	(132,377)	(112,337)

Income from continuing operations before income taxes	127,336	55,666	51,897	116,404	123,992
Income tax expense	43,521	18,699	26,063	37,516	41,628

Income from continuing operations	83,815	36,967	25,834	78,888	82,364
Income from discontinued operations, net of tax	12,818	—	—	—	—

Net income	96,633	36,967	25,834	78,888	82,364
Less: Net income attributable to non-controlling interests(7)	1,754	1,537	3,393	3,606	4,720

Net income attributable to Select Medical Holdings Corporation	94,879	35,430	22,441	75,282	77,644
Less: Preferred dividends	22,663	23,807	24,972	19,537	—

Net income (loss) available to common stockholders and participating securities	$72,216	$11,623	$(2,531)	$55,745	$77,644

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.88	$0.17	$(0.04)	$0.61	$0.49
Income from discontinued operations, net of tax	0.18	—	—	—	—

Net income (loss)	$1.06	$0.17	$(0.04)	$0.61	$0.49

Diluted:
Income (loss) from continuing operations	$0.88	$0.17	$(0.04)	$0.61	$0.48
Income from discontinued operations, net of tax	0.18	—	—	—	—

Net income (loss)	$1.06	$0.17	$(0.04)	$0.61	$0.48

Weighted average common shares outstanding:
Basic	54,055	57,086	59,566	85,587	159,184
Diluted	54,055	57,086	59,566	86,045	159,442
Balance Sheet Data (at end of period):
Cash and cash equivalents	$81,600	$4,529	$64,260	$83,680	$4,365
Working capital (deficit)	59,468	14,730	118,370	156,685	(70,232)
Total assets	2,182,524	2,495,046	2,579,469	2,588,146	2,722,086
Total debt	1,538,503	1,755,635	1,779,925	1,405,571	1,430,769
Total Select Medical Holdings Corporation stockholders’ equity	(169,139)	(165,889)	(174,204)	738,988	783,880

	Select Medical Corporation
	Year Ended December 31,
	2006(1)	2007(1)	2008(1)	2009	2010
			(In thousands)
Statement of Operations Data:
Net operating revenues	$1,851,498	$1,991,666	$2,153,362	$2,239,871	$2,390,290
Operating expenses(3)(4)	1,546,956	1,740,484	1,885,168	1,933,052	2,085,447
Depreciation and amortization	46,668	57,297	71,786	70,981	68,706

Income from operations	257,874	193,885	196,408	235,838	236,137
Gain on early retirement of debt(5)	—	—	912	12,446	—
Equity in losses of unconsolidated subsidiaries	—	—	—	—	(440)
Other income (expense)	1,366	(4,494)	(2,802)	3,204	632
Interest expense, net(6)	(95,995)	(103,394)	(110,418)	(99,451)	(84,472)

Income from continuing operations before income taxes	163,245	85,997	84,100	152,037	151,857
Income tax expense	56,089	29,315	37,334	49,987	51,380

Income from continuing operations	107,156	56,682	46,766	102,050	100,477
Income from discontinued operations, net of tax	12,818	—	—	—	—

Net income	119,974	56,682	46,766	102,050	100,477
Less: Net income attributable to non-controlling interests(7)	1,754	1,537	3,393	3,606	4,720

Net income attributable to Select Medical Corporation	$118,220	$55,145	$43,373	$98,444	$95,757

Balance Sheet Data (at end of period):
Cash and cash equivalents	$81,600	$4,529	$64,260	$83,680	$4,365
Working capital (deficit)	70,957	9,169	100,127	153,231	(73,481)
Total assets	2,177,642	2,490,777	2,562,425	2,585,092	2,719,572
Total debt	1,230,718	1,446,525	1,469,322	1,100,987	1,124,292
Total Select Medical Corporation stockholders’ equity	614,002	624,171	630,315	1,037,064	1,084,594

(1)	Adjusted for the adoption of an amendment issued by the FASB in December 2007 to ASC Topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies — Non-controlling Interests, in our audited consolidated financial statements.

(2)	Adjusted for the clarification by the FASB that stated share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. See Note 14 in our audited consolidated financial statements for additional information.

(3)	Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(4)	Includes stock compensation expense related to restricted stock, stock options and long term incentive compensation for the years ended December 31, 2006, 2007, 2008, 2009 and 2010.

(5)	In the year ended December 31, 2008, we paid approximately $1.0 million to repurchase and retire a portion of Select’s 7 5/8% senior subordinated notes. These notes had a carrying value of $2.0 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. During the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire a portion of Select’s 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. These gains were offset by the write-off of deferred financing costs of $2.9 million that occurred due to our early prepayment on the term loan portion of our credit facility. In addition, Holdings paid $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These Notes had a carrying value of $7.7 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt.

(6)	Interest expense, net equals interest expense minus interest income.

(7)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read this discussion together with the “Selected Financial Data” and consolidated financial statements and accompanying notes included elsewhere herein.

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2010, we operated 111 long term acute care hospitals and seven acute medical rehabilitation hospitals in 28 states, and 944 outpatient rehabilitation clinics in 36 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,390.3 million for the year ended December 31, 2010. Of this total, we earned approximately 71% of our net operating revenues from our specialty hospitals and approximately 29% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2010 Events

Share Repurchase Program

In November 2010 our board of directors authorized a program to repurchase up to $100.0 million worth of shares of our common stock. The program will remain in effect until January 31, 2012, unless extended by our board of directors. Funding for this program has come from cash on hand and borrowings under our revolving credit facility. Select has repurchased 6,905,700 shares at a cost of $44.1 million, which includes related transaction costs through December 31, 2010.

Purchase of Regency Hospital Company, L.L.C.

On September 1, 2010, we completed the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”) an operator of long term acute care hospitals, for $210.0 million, including certain assumed liabilities. The amount paid at closing was reduced by $33.1 million for certain assumed liabilities, payments to employees, payments for the purchase of non-controlling interests and an estimated working capital adjustment. The purchase price is subject to a final settlement of net working capital. Regency operated a network of 23 long term acute care hospitals located in nine states.

Extension to Revolving Credit Facility

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

Summary Financial Results

Year Ended December 31, 2010

For the year ended December 31, 2010, our net operating revenues increased 6.7% to $2,390.3 million compared to $2,239.9 million for the year ended December 31, 2009. This increase in net operating revenues resulted from a 9.3% increase in our specialty hospital net operating revenue and a 0.9% increase in our outpatient rehabilitation net operating revenue. The increase in our specialty hospital revenue is principally due to the hospitals we opened and acquired in 2009 and 2010. We had income from operations for the year ended December 31, 2010 of $236.1 million compared to $235.8 million for the year ended December 31, 2009. The small increase in our income from operations is principally related to a reduction in our general and administrative expenses offset in part by a decline in profitability of our specialty hospitals opened as of January 1, 2009 and operated throughout both periods. Holdings’ interest expense for the year ended December 31, 2010 was $112.3 million compared to $132.5 million for the year ended December 31, 2009. Select’s interest expense for the year ended December 31, 2010 was $84.5 million compared to $99.5 million for the year ended December 31, 2009. The decrease in interest expense for both Holdings and Select is attributable to a reduction in outstanding debt balances that occurred during 2009 and lower interest rates that resulted from the expiration of interest rate swaps that carried higher fixed interest rates.

Cash flow from operations provided $144.5 million of cash for the year ended December 31, 2010 for Holdings and $170.1 million of cash for the year ended December 31, 2010 for Select. The difference between Holdings and Select primarily relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.

2010 Quarterly Results

The following is a summary of certain of our quarterly financial data for the year ended December 31, 2010. See Note 20 to our audited consolidated financial statements for additional quarterly financial data.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands)

Net operating revenues:
Specialty hospitals	$411,685	$403,079	$419,798	$467,603	$1,702,165
Outpatient rehabilitation	173,065	176,785	168,438	169,729	688,017
Other	63	13	14	18	108

Total company	$584,813	$579,877	$588,250	$637,350	$2,390,290

Income (loss) from operations:
Specialty hospitals	$71,938	$62,445	$47,045	$58,014	$239,442
Outpatient rehabilitation	14,662	21,013	15,386	12,267	63,328
Other	(13,951)	(10,882)	(20,477)	(21,323)	(66,633)

Total company	$72,649	$72,576	$41,954	$48,958	$236,137

Specialty hospitals

Net operating revenues in our specialty hospitals are affected by our occupancy and the amount of payments we received from the patients we treat. Our third and fourth quarter net operating revenues were positively affected by the addition of the hospitals acquired in the Regency transaction. We typically experience our highest occupancy during the first quarter due to the higher incident of illnesses over the winter months. Our occupancy percentages were 70%, 68%, 65% and 66% for the first, second, third and fourth quarters, respectively. Our patient population is predominately Medicare which represented on average 64% of our patient days in 2010. During 2010 we experienced a reduction in the payment rates we receive from the Medicare program due to regulatory changes. Overall, our net revenue per patient day was $1,491, $1,474, 1,478 and 1,457 for the first, second, third and fourth quarters, respectively. Our net revenue per patient day is affected by the severity of the patients we treat. We generally see our most complex cases in the first quarter, which results in a increase in the severity of our patients and our payments. We completed the Regency acquisition on September 1, 2010 which added incremental revenues of $22.8 million in the third quarter and $71.1 million in the fourth quarter of 2010.

Income from operations generated by our specialty hospitals declined throughout 2010 as a result of the decline in our net revenue per patient day discussed above, higher patient care costs that are discussed in greater detail under “Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Operating Expenses,” a $4.0 million charge due to an increase in our workers compensation program costs incurred during the third quarter and the underperformance of the hospitals we acquired in the Regency transaction. The principal reason for the underperformance of the Regency hospitals is due to lower than expected net operating revenue which has resulted from the transition of the Regency hospitals onto Select’s information technology platforms which include Select’s patient accounting system and charge capture systems. The conversion resulted in a reduction in gross charges for patient care services. While gross charges are generally not utilized by payors in compensating us, Medicare does compute its payments for outlier cases based on gross charges for those specific patient discharges. We estimate that our payments from Medicare for outlier cases at the Regency hospitals was approximately $6.0 million lower for the period from September 1, 2010 through December 31, 2010 than if these patient discharges had been remitted and paid under the legacy Regency systems. While we experienced a current reduction in revenue as a result of this transition, the Medicare system annually recalibrates for each hospital the rate at which it pays for outlier cases. This revised rate is based on the relationship of costs to gross charges. Since these hospitals experienced a decline in gross charges, the relationship of cost to gross charges will increase and result in a higher revised rate for outlier cases. Thus, assuming our mix and volume of outlier cases at the Regency hospitals remain consistent in subsequent periods, we anticipate receiving higher payments for these outlier cases in the future. Because each hospital has a different Medicare reporting year, the twelve month period over which we would receive higher payments on outlier cases would vary by hospital but could begin to occur in the third quarter of 2011 and extend through first quarter of 2013.

Outpatient rehabilitation

Our outpatient rehabilitation net operating revenue is comprised of services provided in our outpatient rehabilitation clinics and through contractual relationships with nursing facilities, schools, hospitals, assisted living and senior care centers. Our patient volumes have remained consistent in our rehabilitation clinics and we typically experienced our greatest patient volumes during the second quarter. Our net revenue per visit has remained consistent throughout 2010 at $101 to $102 per patient visit. Our contract services experienced a decline in net operating revenues as the result of a loss of a significant group of locations during the second quarter of 2010 where our contract was cancelled when our customer sold its business. Additionally, during the fourth quarter we experienced higher labor costs in our contact services business as we adjusted our treatment models to adapt to RUGS IV/MDS 3.0 rules that became effective on October 1, 2010. We were able to partially offset some of the lost net revenue through the addition of new contracts in the fourth quarter of 2010. Our income from operations in the third and fourth quarter was adversely affected from the loss of the contract services locations. This is explained in greater detail under “Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 — Adjusted EBITDA — Outpatient Rehabilitation.”

Other

The loss from operations for the “Other” category is primarily related to our general and administrative expenses. Our general and administrative and expenses were greater by $2.2 million and $6.8 million in the third and fourth quarters resulting from the additional costs we incurred related to the transition and closing of the Regency corporate office which was completed in December 2010. Additionally during the third quarter we incurred a $4.8 million charge due to an increase in employee healthcare costs.

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

Cash flow from operations provided $165.6 million of cash for the year ended December 31, 2009 for Holdings and $198.5 million of cash for the year ended December 31, 2009 for Select. The difference between Holdings and Select primarily relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.

Regulatory Changes

The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. Net operating revenues generated directly from the Medicare program represented approximately 46% of our consolidated net operating revenues for the year ended December 31, 2008, 47% for the year ended December 31, 2009, and 47% for the year ended December 31, 2010.

The Medicare program reimburses our long term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, using different payment methodologies. Those payment methodologies are complex and are described elsewhere in this report under “Business — Government Regulation.” The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future.

Medicare Reimbursement of Long Term Acute Care Hospital Services

In the last few years, there have been significant regulatory changes affecting long term acute care hospitals that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of the Centers for Medicare & Medicaid Services, or “CMS.” Historically, rule updates occurred twice each year. All Medicare payments to our long term acute care hospitals are made in accordance with a prospective payment system specifically applicable to long term acute care hospitals, referred to as “LTCH-PPS.” Proposed rules specifically related to LTCHs were generally published in January, finalized in May and effective on July 1st of each year. Additionally, LTCHs are subject to annual updates to the rules related to the inpatient prospective payment system for general acute care hospitals, or “IPPS,” that are typically proposed in May, finalized in August and effective on

October 1st of each year. In the annual payment rate update for the 2009 fiscal year, CMS consolidated the two historical annual updates into one annual update. The final rule adopted a 15-month rate update for fiscal year 2009 and moved the LTCH-PPS from a July-June update cycle to an October-September cycle. Beginning fiscal year 2010 the LTCH updates will begin October 1, coinciding with the start of the federal fiscal year.

The following is a summary of significant changes to the Medicare prospective payment system for long term acute care hospitals during 2009 and 2010.

Rate Year 2009.  On May 9, 2008, CMS published its annual payment rate update for the 2009 LTCH-PPS rate year, or “RY 2009” (affecting discharges and cost reporting periods beginning on or after July 1, 2008). The final rule adopted a 15-month rate update, from July 1, 2008 through September 30, 2009 and moved LTCH-PPS from a July-June update cycle to the same update cycle as the general acute care hospital inpatient rule (October — September). For RY 2009, the rule established a 2.7% update to the standard federal rate. The standard federal rate for RY 2009 was set at $39,114, an increase from the revised RY 2008 standard federal rate of $38,086 applied to discharges occurring on or after April 1, 2008 through June 30, 2008. The rule increased the fixed-loss amount for high cost outlier cases by $2,222 to $22,960.

Fiscal Year 2009.  On August 19, 2008, CMS published the IPPS final rule for fiscal year 2009 (affecting discharges and cost reports beginning on or after October 1, 2008 through September 30, 2009), which made limited revisions to the classifications of cases in MS-LTC-DRGs.

June 3, 2009 Interim Final Rule.  On June 3, 2009, CMS published an interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that applied to the remainder of fiscal year 2009 (June 3, 2009 through September 30, 2009). This interim final rule revised the MS-LTC-DRG relative weights for payment under the LTCH-PPS for fiscal year 2009 due to CMS’s misapplication of its established methodology in the calculation of the budget neutrality factor in the fiscal year 2009 rule making. This error resulted in relative weights that were higher, by approximately 3.9% for all of fiscal year 2009 (October 1, 2008 through September 30, 2009). However, CMS only applied the corrected weights to the remainder of fiscal year 2009 (from June 3, 2009 through September 30, 2009), which had the effect of reducing reimbursement by approximately 3.9%.

Fiscal Year 2010.  On August 27, 2009, CMS published its annual payment rate update for the 2010 LTCH-PPS fiscal year (affecting discharges and cost reporting periods beginning on or after October 1, 2009 through September 30, 2010). The increase in the standard federal rate used a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for changes in documentation and coding practices. As a result, the standard federal rate for fiscal year 2010 was set at $39,897, an increase from $39,114 in rate year 2009. The fixed loss amount for high cost outlier cases was set at $18,425. This was a decrease from the fixed loss amount in the 2009 rate year of $22,960.

On June 2, 2010, CMS published a notice of changes to the payment rates for LTCH-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised to $39,795. This change reflects a decrease from $39,897 established in the original final rule for fiscal year 2010. This change to the LTCH-PPS standard federal rate for the remainder of fiscal year 2010 included an additional reduction of 0.25% as mandated by the PPACA. The notice revised the fixed-loss amount for high cost outlier cases for fiscal year 2010 discharges occurring on or after April 1, 2010 to $18,615, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010.

Fiscal Year 2011.  On August 16, 2010, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 is $39,600, which is a decrease from the fiscal year 2010 standard federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the fiscal year 2010 standard federal rate of $39,795 that went into effect on April 1, 2010. This update to the LTCH-PPS standard federal rate for FY 2011 is based on a market basket increase of 2.5% less a reduction of 2.5% to account for what CMS attributes as an increase in case-mix in prior periods (rate years 2008 and 2009) that resulted from changes in documentation and coding practices less an additional reduction of 0.5% as mandated by the PPACA. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 that went into effect on April 1, 2010. The final rule includes revisions to the relative weights for each of the MS-LTC-DRGs for fiscal year 2011.

Extension of Changes Made by the Medicare, Medicaid, and SCHIP Extension Act of 2007

On March 23, 2010, President Obama signed into law, the “Patient Protection and Affordable Care Act” (“PPACA”). The PPACA adopts significant changes to the Medicare program that are particularly relevant to our long term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation services. Among other changes, the PPACA applies a market basket payment adjustment to LTCHs and IRFs. In addition, the PPACA includes a two-year extension to sections of the Medicare, Medicaid, and SCHIP Extension Act of 2007 (“SCHIP Extension Act”), as amended by the American Recovery and Reinvestment Act of 2009 (“ARRA”). The two-year extension applies the relief granted to the “25% Rule” payment adjustment, the one-time budget neutrality adjustment and the very short stay outlier payment adjustment. The two-year extension also applies to the moratorium on new LTCHs and new LTCH beds adopted in the SCHIP Extension Act. These changes are described further below.

Medicare Market Basket Adjustments

The PPACA institutes a market basket payment adjustment to LTCHs. In fiscal year 2010, LTCHs were subject to a market basket reduction of minus 0.25% for discharges occurring after April 1, 2010 through September 30, 2010. In fiscal year 2011, LTCHs are subject to a market basket reduction of minus 0.5%. There will be a slightly smaller 0.1% market basket reduction for LTCHs in fiscal years 2012 and 2013. Fiscal year 2014 the market basket update will be reduced by 0.3%. Fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%. Finally, in fiscal years 2017-2019, the market basket update will be reduced by 0.75%. The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

Hospital Wage Index

The PPACA abandons the current system of calculating the hospital wage index based on data submitted in hospital cost reports, which currently has a four year lag in data. In its place, CMS is required to develop a comprehensive reform plan to present to Congress by December 31, 2011 using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. Although the PPACA addresses the hospital wage index generally, this change presumably applies to LTCHs given that the LTCH-PPS wage index is computed using wage data from general acute care hospitals.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located (“host”) hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients. The SCHIP Extension Act, as amended by the ARRA and the PPACA, has limited the application of the 25 Percent Rule, as described elsewhere in this report under “Business — Government Regulation.” After the expiration of the regulatory relief provided by the SCHIP Extension Act, the ARRA and PPACA, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period.

One-Time Budget Neutrality Adjustment

The regulations governing LTCH-PPS authorizes CMS to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS. The SCHIP Extension Act precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate for a period of three years. PPACA extends by two years the stay on CMS’s ability to adopt a one-time budget neutrality adjustment to LTCH-PPS. In the rate year 2009 final rule, CMS estimated this one-time adjustment would result in a negative adjustment of 3.75% to the LTCH base rate. PPACA prohibits such a one-time adjustment before December 29, 2012.

Short Stay Outlier Policy

The SCHIP Extension Act prevented CMS from applying the so-called very short stay outlier policy that was added to LTCH-PPS in the 2008 rate year update published on May 11, 2007. This policy would result in a payment equivalent to the general acute care hospital rate for cases with a length of stay that is less than the average length of stay plus one standard deviation of a case with the same diagnosis related group under IPPS, regardless of the clinical considerations for admission to the LTCH or the average length of stay an LTCH must satisfy for Medicare certification. The SCHIP Extension Act precluded CMS from implementing the very short stay outlier policy for a period of three years. PPACA extends this prohibition by two years. CMS may not apply the very short stay outlier policy before December 29, 2012.

Moratorium on New LTCHs and New LTCH Beds

The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities subject to certain exceptions. PPACA extends this moratorium by two years. The moratorium will now expire on December 28, 2012.

Medicare Reimbursement of Inpatient Rehabilitation Facility Services

The following is a summary of significant changes to the Medicare prospective payment system for inpatient rehabilitation facilities during 2009 and 2010.

Fiscal Year 2009.  On August 8, 2008, CMS published the final rule for the inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for fiscal year 2009 (affecting discharges and cost reporting periods beginning on or after October 1, 2008 through September 30, 2009). The final rule included changes to the IRF-PPS regulations designed to implement portions of the SCHIP Extension Act. In particular, the patient classification criteria compliance threshold was established at 60 percent (with comorbidities counting toward this threshold). In addition to updating the various values that compose the IRF-PPS, the final rule updated the outlier threshold amount to $10,250 from $7,362 for fiscal year 2008.

Fiscal Year 2010.  On August 7, 2009, CMS published its final rule establishing the annual payment rate update for the IRF-PPS for fiscal year 2010 (affecting discharges and cost reporting periods beginning on or after October 1, 2009 through September 30, 2010). The standard federal rate is established at $13,661 for fiscal year 2010, an increase from $12,958 in fiscal year 2009. The outlier threshold amount was set at $10,652, an increase from $10,250 in fiscal year 2009.

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

On July 22, 2010, CMS published a notice of changes to the payment rates for IRF-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010 through September 30, 2010. The PPACA mandates a market basket reduction of 0.25% for fiscal year 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised to $13,627. This change reflects a decrease from $13,661 established in the original final rule for fiscal year 2010. In the same notice, CMS increased the outlier threshold amount to $10,721 for discharges occurring on or after April 1, 2010 for the remainder of the fiscal year. The outlier threshold was $10,652 for discharges occurring on or after October 1, 2009 through March 31, 2010.

Fiscal Year 2011.  On July 22, 2010, CMS published an update to the payment rates for IRF-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for discharges during fiscal year 2011 is revised to $13,860. This change reflects an increase from $13,627 established in the revised final rule for fiscal year 2010, and includes the market basket reduction of 0.25% required by PPACA. CMS also increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721.

Medicare Market Basket Adjustments

The PPACA institutes a market basket payment adjustment for IRFs. For fiscal years 2010 and 2011, IRFs are subject to a market basket reduction of minus 0.25%. For fiscal years 2012 and 2013, the reduction is 0.1%. For fiscal year 2014, the reduction is 0.3%. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 — 2019, the reduction is 0.75%.

Medicare Productivity Adjustment

PPACA implements a separate annual productivity adjustment for the first time for hospital inpatient services beginning in fiscal year 2012 for LTCHs and IRFs. This provision will apply a negative productivity adjustment to the market basket that is used to update the standard federal rate on an annual basis. The market basket does not currently account for increases in provider productivity that could reduce the actual cost of providing services (e.g., through new technology or fewer inputs). The productivity adjustment will equal the 10-year moving average of changes in the annual economy-wide private non-farm business multi-factor productivity. This is a statistic reported by the Bureau of Labor Statistics and updated in the spring of each year. While this adjustment will change year-to-year, it is currently estimated that this adjustment to the market basket will be approximately minus 1.0% on average.

Medicare Reimbursement of Outpatient Rehabilitation Services

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule. The Medicare Physician Fee Schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2011 CMS or Congress has taken action to prevent the SGR formula reductions. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 provided a 2.2% increase to Medicare Physician Fee Schedule payment rates, retroactive from June 1, 2010 through November 30, 2010, suspending a 21.3% reduction that briefly became effective on June 1, 2010. The Medicare and Medicaid Extenders Act of 2010 (“MMEA”) prevents a 25.5% reduction in the Medicare Physician Fee Schedule payment rates as a result of the SGR formula that would have taken effect on January 1, 2011. The MMEA extends the current Medicare Physician Fee Schedule payment rates through December 31, 2011. A reduction in the Medicare Physician Fee Schedule payment rates will occur on January 1, 2012, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2010, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare Physician Fee Schedule to annual limits for therapy expenses. Effective January 1, 2011, the annual limits on outpatient therapy services are $1,870 for combined physical and speech language pathology services and $1,870 for occupational therapy services. The per beneficiary caps were $1,860 for calendar year 2010. These limits do not apply to services furnished and billed by outpatient hospital departments. We operated 944 outpatient rehabilitation clinics at December 31, 2010, of which 93 are provider-based outpatient rehabilitation clinics operated as departments of our inpatient rehabilitation hospitals.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The MMEA extends the exceptions process for outpatient therapy caps through December 31, 2011. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2012, except those services furnished and billed by outpatient hospital departments. In the 2011 final Medicare Physician Fee Schedule rule CMS indicated they are also evaluating alternative payment methodologies that would provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps.

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare Physician Fee Schedule for calendar year 2011. Under the policy, as revised by the Physician Payment and Therapy Relief Act of 2010, the Medicare program will pay 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit (“RVU”), and then reduce payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished by a single provider during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This policy is effective January 1, 2011 and will apply to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines-occupational therapy, physical therapy, and speech-language pathology. Our outpatient rehabilitation therapy services are offered in both office and other non-institutional settings and institutional settings and, as such, are subject to the applicable 20% or 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day.

Development of New Specialty Hospitals and Clinics

In addition to the growth of our business through the acquisition and integration of other businesses, we have also grown our business through specialty hospital and outpatient rehabilitation facility development opportunities. Since our inception in 1997 through December 31, 2010, we have internally developed 63 specialty hospitals and 299 outpatient rehabilitation facilities. The SCHIP Extension Act instituted a three year moratorium on the development of new LTCHs, and the PPACA extended this moratorium by two years. As a result, we have stopped all new LTCH development with the exception of one new hospital under development that we acquired in the Regency acquisition. We will continue to evaluate opportunities to develop new joint venture relationships with significant health systems and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in the local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

Critical Accounting Matters

Merger Transactions

On February 24, 2005, EGL Acquisition Corp. was merged with and into Select, with Select continuing as the surviving corporation and a wholly owned subsidiary of Holdings. The merger was completed pursuant to an agreement and plan of merger, dated as of October 17, 2004, among EGL Acquisition Corp., Holdings and Select. Upon the consummation of the merger, all of the capital stock of Holdings was owned by an investor group that included Welsh, Carson, Anderson, & Stowe (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”), and certain other “rollover” investors that participated in the merger. We refer to the merger and the related transactions collectively as the “Merger.”

As a result of the Merger transactions, the majority of Select’s assets and liabilities were adjusted to their fair value as of February 25, 2005. The excess of the total purchase price over the fair value of Select’s tangible and identifiable intangible assets was allocated to goodwill. Additionally, a portion of the equity related to our continuing stockholders was recorded at the stockholder’s predecessor basis and a corresponding portion of the fair value of the acquired assets was reduced accordingly. By definition, our statements of financial position and results of operations subsequent to the Merger transactions are not comparable to the same statements for the periods prior to the Merger transactions due to the resulting change in basis.

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

Net operating revenues generated directly from the Medicare program from all segments represented approximately 47%, 47% and 46% of net operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Approximately 61%, 63% and 63% of our specialty hospital revenues for the years ended December 31, 2010, 2009 and 2008, respectively, were received for services provided to Medicare patients.

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

Contractual Adjustments

Net operating revenues include amounts estimated by us to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through our internally developed systems. In our specialty hospital segment our billing system automatically calculates estimated Medicare reimbursement and associated contractual allowances. For non-governmental payors in our specialty hospital segment, we manually calculate the contractual allowance for each patient based upon the contractual provisions associated with the specific payor. In our outpatient segment, we perform provision testing, using internally developed systems, whereby we monitor a payors’ historical paid claims data and compare it against the associated gross charges. This difference is determined as a percentage of gross charges and is applied against gross billing revenue to determine the contractual allowances for the period. Additionally, these contractual percentages are applied against the gross receivables on the balance sheet to determine that adequate contractual reserves are maintained for the gross accounts receivables reported on the balance sheet. We account for any difference as additional contractual adjustments to gross revenues to arrive at net operating revenues in the period that the difference is determined. We believe the processes described above and used in recording our contractual adjustments have resulted in reasonable estimates determined on a consistent basis.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2010, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 0.3% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals or in the case of our outpatient rehabilitation clinics, we verify insurance coverage prior to their first therapy visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

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

The following table is an aging of our net (after allowances for contractual adjustments but before doubtful accounts) accounts receivable (in thousands):

	Balance as of December 31,
	2009		2010
		Over 90		Over 90
	0-90 Days	Days	0-90 Days	Days
Medicare and Medicaid	$117,991	$8,307	$123,657	$14,538
Commercial insurance, and other	176,195	47,943	192,069	67,584

Total net accounts receivable	$294,186	$56,250	$315,726	$82,122

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories is as follows:

	As of December 31,
	2009	2010
0 to 90 days	83.9%	79.4%
91 to 180 days	6.6%	8.3%
181 to 365 days	4.7%	6.0%
Over 365 days	4.8%	6.3%

Total	100.0%	100.0%

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status is as follows:

	As of December 31,
	2009	2010
Government payors and insured receivables	99.5%	99.7%
Self-pay receivables (including deductible and co-payments)	0.5%	0.3%

Total	100.0%	100.0%

Insurance

Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2010 and December 31, 2009, we have recorded a liability of $73.6 million and $60.8 million, respectively, for our estimated losses under these insurance programs.

Related Party Transactions

We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $3.8 million and $4.0 million for the years ended December 31, 2010 and 2009, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments as of December 31, 2010 amount to $41.5 million through 2023. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. The Company’s practice is that any such transaction must receive the prior approval of both the audit and compliance committee and a majority of non-interested members of the board of directors. In addition, it is the Company’s practice that, prior to any related party transaction for the lease of office space, that an independent third-party appraisal is obtained that supports the amount of rent that the Company is obligated to pay for such leased space.

Goodwill and Other Intangible Assets

Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. Our most recent impairment assessment was completed during the fourth quarter of 2010, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. The majority of our goodwill resides in our specialty hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

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

At December 31, 2010, we had deferred tax liabilities in excess of deferred tax assets of approximately $28.4 million for both Holdings and Select principally due to depreciation deductions that have been accelerated for tax purposes. This amount includes approximately $16.6 million of valuation reserves related primarily to state net operating losses.

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

Stock Based Compensation

We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Our share-based compensation arrangements comprise both stock options and restricted share plans. We value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of our common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. We value restricted stock grants by using the public market price of our stock on the date of grant.

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

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2009	2010

Specialty hospital data(1):
Number of hospitals — start of period	87	93	94
Number of hospital start-ups	7	1	1
Number of hospitals acquired	2	2	23
Number of hospitals closed/sold	(1)	(2)	(2)
Number of hospitals consolidated	(2)	—	—

Number of hospitals owned — end of period	93	94	116
Number of hospitals managed — end of period	—	1	2

Total hospitals (all) — end of period	93	95	118

Available licensed beds	4,222	4,233	5,163
Admissions	41,177	42,674	45,990
Patient days	1,005,719	1,015,500	1,119,566
Average length of stay (days)	24	24	24
Net revenue per patient day(2)	$1,444	$1,495	$1,474
Occupancy rate	67%	67%	67%
Percent patient days — Medicare	65%	64%	64%
Outpatient rehabilitation data:
Number of clinics owned — start of period	918	880	883
Number of clinics acquired	4	24	1
Number of clinic start-ups	17	13	23
Number of clinics closed/sold	(59)	(34)	(32)

Number of clinics owned — end of period	880	883	875
Number of clinics managed — end of period	76	78	69

Total number of clinics (all) — end of period	956	961	944

Number of visits	4,533,727	4,502,049	4,567,153
Net revenue per visit(3)	$102	$102	$101

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2009	2010

Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	83.2	81.3	82.9
General and administrative	2.2	3.2	2.6
Bad debt expense	2.2	1.8	1.7
Depreciation and amortization	3.3	3.2	2.9

Income from operations	9.1	10.5	9.9
Gain on early retirement of debt	0.0	0.6	—
Equity in losses of unconsolidated subsidiaries	—	—	(0.0)
Other income (expense)	—	(0.0)	0.0
Interest expense, net	(6.7)	(5.9)	(4.7)

Income before income taxes	2.4	5.2	5.2
Income tax expense	1.2	1.7	1.7

Net income	1.2	3.5	3.5
Net income attributable to non-controlling interests	0.2	0.2	0.2

Net income attributable to Holdings	1.0%	3.3%	3.3%

	Select Medical Corporation
	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2009	2010

Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	83.2	81.3	82.9
General and administrative	2.2	3.2	2.6
Bad debt expense	2.2	1.8	1.7
Depreciation and amortization	3.3	3.2	2.9

Income from operations	9.1	10.5	9.9
Gain on early retirement of debt	0.0	0.6	—
Equity in losses of unconsolidated subsidiaries	—	—	(0.0)
Other income (expense)	(0.1)	0.1	0.0
Interest expense, net	(5.1)	(4.4)	(3.5)

Income before income taxes	3.9	6.8	6.4
Income tax expense	1.7	2.2	2.2

Net income	2.2	4.6	4.2
Net income attributable to non-controlling interests	0.2	0.2	0.2

Net income attributable to Select	2.0%	4.4%	4.0%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation
				%	%
	Year Ended	Year Ended	Year Ended	Change	Change
	December 31,	December 31,	December 31,	2008-	2009-
	2008	2009	2010	2009	2010
	(In thousands)

Net operating revenues:
Specialty hospitals	$1,488,412	$1,557,821	$1,702,165	4.7%	9.3%
Outpatient rehabilitation	664,760	681,892	688,017	2.6	0.9
Other(3)	190	158	108	(16.8)	(31.6)

Total company	$2,153,362	$2,239,871	$2,390,290	4.0%	6.7%

Income (loss) from operations:
Specialty hospitals	$192,450	$247,891	$239,442	28.8%	(3.4)%
Outpatient rehabilitation	52,964	64,109	63,328	21.0	(1.2)
Other(3)	(49,006)	(76,162)	(66,633)	(55.4)	12.5

Total company	$196,408	$235,838	$236,137	20.1%	0.1%

Adjusted EBITDA:(2)
Specialty hospitals	$236,388	$290,370	$284,558	22.8%	(2.0)%
Outpatient rehabilitation	77,279	89,072	83,772	15.3	(6.0)
Other(3)	(43,380)	(49,215)	(61,251)	(13.5)	(24.5)
Adjusted EBITDA margins:(2)
Specialty hospitals	15.9%	18.6%	16.7%
Outpatient rehabilitation	11.6	13.1	12.2
Other(3):	N/M	N/M	N/M
Total assets:
Specialty hospitals	$1,910,402	$1,936,416	$2,162,726
Outpatient rehabilitation	504,869	497,925	481,828
Other(3)	164,198	153,805	77,532

Total company	$2,579,469	$2,588,146	$2,722,086

Purchases of property and equipment, net:
Specialty hospitals	$40,069	$46,452	$39,237
Outpatient rehabilitation	13,271	9,940	9,449
Other(3)	3,164	1,485	3,075

Total company	$56,504	$57,877	$51,761

	Select Medical Corporation
				%	%
	Year Ended	Year Ended	Year Ended	Change	Change
	December 31,	December 31,	December 31,	2008-	2009-
	2008	2009	2010	2009	2010
		(In thousands)

Net operating revenues:
Specialty hospitals	$1,488,412	$1,557,821	$1,702,165	4.7%	9.3%
Outpatient rehabilitation	664,760	681,892	688,017	2.6	0.9
Other(3)	190	158	108	(16.8)	(31.6)

Total company	$2,153,362	$2,239,871	$2,390,290	4.0%	6.7%

Income (loss) from operations:
Specialty hospitals	$192,450	$247,891	$239,442	28.8%	(3.4)%
Outpatient rehabilitation	52,964	64,109	63,328	21.0	(1.2)
Other(3)	(49,006)	(76,162)	(66,633)	(55.4)	12.5

Total company	$196,408	$235,838	$236,137	20.1%	0.1%

Adjusted EBITDA:(2)
Specialty hospitals	$236,388	$290,370	$284,558	22.8%	(2.0)%
Outpatient rehabilitation	77,279	89,072	83,772	15.3	(6.0)
Other(3)	(43,380)	(49,215)	(61,251)	(13.5)	(24.5)
Adjusted EBITDA margins:(2)
Specialty hospitals	15.9%	18.6%	16.7%
Outpatient rehabilitation	11.6	13.1	12.2
Other(3):	N/M	N/M	N/M
Total assets:
Specialty hospitals	$1,910,402	$1,936,416	$2,162,726
Outpatient rehabilitation	504,869	497,925	481,828
Other(3)	147,154	150,751	75,018

Total company	$2,562,425	$2,585,092	$2,719,572

Purchases of property and equipment, net:
Specialty hospitals	$40,069	$46,452	$39,237
Outpatient rehabilitation	13,271	9,940	9,449
Other(3)	3,164	1,485	3,075

Total company	$56,504	$57,877	$51,761

The following tables reconcile same hospitals information:

	Year Ended
	December 31,
	2008	2009
	(In thousands)

Net operating revenue
Specialty hospitals net operating revenue	$1,488,412	$1,557,821
Less: Specialty hospitals in development, acquired, opened or closed after 1/1/08	56,363	108,806

Specialty hospitals same store net operating revenue	$1,432,049	$1,449,015

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$236,388	$290,370
Less: Specialty hospitals in development, acquired, opened or closed after 1/1/08	(24,303)	(1,452)

Specialty hospitals same store Adjusted EBITDA(2)	$260,691	$291,822

All specialty hospitals Adjusted EBITDA margin(2)	15.9%	18.6%
Specialty hospitals same store Adjusted EBITDA margin(2)	18.2%	20.1%

	Year Ended
	December 31,
	2009	2010
	(In thousands)

Net operating revenue
Specialty hospitals net operating revenue	$1,557,821	$1,702,165
Less: Specialty hospitals in development, acquired, opened or closed after 1/1/09	15,203	142,563

Specialty hospitals same store net operating revenue	$1,542,618	$1,559,602

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$290,370	$284,558
Less: Specialty hospitals in development, acquired, opened or closed after 1/1/09	(5,821)	(2,478)

Specialty hospitals same store Adjusted EBITDA(2)	$296,191	$287,036

All specialty hospitals Adjusted EBITDA margin(2)	18.6%	16.7%
Specialty hospitals same store Adjusted EBITDA margin(2)	19.2%	18.4%

N/M — Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.
(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain on early retirement of debt, stock compensation expense, equity in losses of unconsolidated subsidiaries, other income (expense) and long term incentive compensation. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See Note 13 to our audited consolidated financial statements for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.
(3)	Other includes our general and administrative services and non-healthcare services.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

In the following discussion, we address the results of operations of Select and Holdings. With the exception of incremental interest expense, other income (expense), gain on early retirement of debt and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interest is identical for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 6.7% to $2,390.3 million for the year ended December 31, 2010 compared to $2,239.9 million for the year ended December 31, 2009.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 9.3% to $1,702.2 million for the year ended December 31, 2010 compared to $1,557.8 million for the year December 31, 2009. For the year ended December 31, 2010, the hospitals opened in 2009 and 2010 increased net operating revenues by $4.9 million and the hospitals acquired in 2009 and 2010 increased net operating revenues by $127.1 million. These increases were offset partially by the loss of revenues from closed and sold hospitals, which accounted for $4.6 million of the difference in net operating revenues between the year ended December 31, 2009 and December 31, 2010. Additionally, net operating revenues for the specialty hospitals opened as of January 1, 2009 and operated by us throughout both periods increased by $17.0 million to $1,559.6 million for the year ended December 31, 2010, compared to $1,542.6 million for the year ended December 31, 2009. Our patient days for these same store hospitals increased 2.0% and was attributable to an increase in both our Medicare and Non-Medicare patient days. The occupancy percentage in our same store hospitals was 68% for both the year ended December 31, 2010 and December 31, 2009. Our average net revenue per patient day in our same store hospitals decreased 0.9% to $1,484 for the year ended December 31, 2010 from $1,497 for the year ended December 31, 2009. This decline in net revenue per patient day resulted from a decline in our Medicare net revenue per patient day associated with the June 3, 2009 interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that had the effect of reducing reimbursement for Medicare cases. Additionally we experienced further reductions in the standard federal rate per case as mandated by PPACA of 0.25% effective April 1, 2010 and 0.5% effective October 1, 2010. These reductions in Medicare payments were partially offset by the annual payment update that became effective October 1, 2009. During 2009 we also realized additional reimbursement on our outlier cases because higher costs incurred at the free-standing hospitals we developed and opened during 2007 and 2008 had the effect of increasing our net revenue per patient day for 2009.

Outpatient Rehabilitation.  Our outpatient rehabilitation net operating revenues increased 0.9% to $688.0 million for the year ended December 31, 2010 compared to $681.9 million for the year ended December 31, 2009. The increase in our outpatient rehabilitation net operating revenues is due to an increase in the volume of patient visits at our outpatient rehabilitation clinics. The number of patient visits in our outpatient rehabilitation clinics increased 1.4% for the year ended December 31, 2010 to 4,567,153 visits compared to 4,502,049 visits for the year ended December 31, 2009. The increase in patient visits is principally due to the clinics acquired in December 2009. Net revenue per visit in our clinics was $101 for the year ended December 31, 2010 and $102 for the year ended December 31, 2009.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $152.3 million to $2,085.4 million for the year ended December 31, 2010 compared to $1,933.1 million for the year ended December 31, 2009. As a percentage of our net operating revenues, our operating expenses were 87.2% for the year ended December 31, 2010 compared to 86.3% for the year ended December 31, 2009. Our cost of services, a major component of which is labor expense, were $1,982.2 million for the year ended December 31, 2010 compared to $1,819.8 million for the year ended December 31, 2009. The principal cause of this increase was increased costs associated with the hospital operations acquired in 2009 and 2010 and higher costs in our same store hospitals. Our labor costs in these same store hospitals in 2010 were 73 basis points higher and our other operating costs included in costs of services were 22 basis points higher. Our labor costs were primarily higher due to increased patient care hours that resulted from a higher acuity patient population. Additionally, the labor costs in 2010 included a $4.0 million charge due to an increase in our workers compensation program costs incurred during the three months ended September 30, 2010. The increase in our non-labor operating costs which are included in cost of services was caused by increasing onsite physician services at certain hospitals, increased equipment leasing costs and increased purchases of minor equipment and supplies. Additionally our facility rent expense, which is a component of these non-labor operating costs, was $118.3 million for the year ended December 31, 2010 compared to $117.1 million for the year ended December 31, 2009. General and administrative expenses were $62.1 million for the year ended December 31, 2010 compared to $72.4 million for the year ended December 31, 2009. The change is related to a number of factors. In 2009 our general and administrative expenses were significantly higher because we incurred non-recurring charges related to an $18.3 million payment under the Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering of common stock. In 2010, our general and administrative expenses included $9.0 million of non-recurring costs related to the transition and closing of the Regency corporate office. Additionally in 2010 we incurred a $4.8 million charge due to an increase in employee healthcare costs and experienced increases in costs including additional corporate administrative costs to support the Regency hospitals. These 2010 increases were offset by a reduction in incentive compensation for executive officers of $7.0 million for 2010 compared to 2009. Our bad debt expense as a percentage of net operating revenue declined slightly to 1.7% for the year ended December 31, 2010 compared to 1.8% for the year ended December 31, 2009.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA decreased by 2.0% to $284.6 million for the year ended December 31, 2010 compared to $290.4 million for the year ended December 31, 2009. Our Adjusted EBITDA margins decreased to 16.7% for the year ended December 31, 2010 from 18.6% for the year ended December 31, 2009. The hospitals opened as of January 1, 2009 and operated by us throughout both periods had Adjusted EBITDA of $287.0 million for the year ended December 31, 2010, a decrease of $9.2 million or 3.1% over the Adjusted EBITDA of $296.2 million for these hospitals for the year ended December 31, 2009. Our Adjusted EBITDA margin in these same store hospitals decreased to 18.4% for the year ended December 31, 2010 from 19.2% for the year ended December 31, 2009. The principal reason for the decline in our Adjusted EBITDA and Adjusted EBITDA margin for these same store hospitals was a decline in our net revenue per patient day due to a decline in payment rates and higher relative costs of services as a percentage of net operating revenues. These changes were described above under “Net Operating Revenues — Specialty Hospitals” and “Operating Expenses.” We experienced a slight reduction in the bad debt expense in these hospitals which had the effect of increasing our Adjusted EBITDA and Adjusted EBITDA margin. The hospitals acquired in 2009 and 2010 had Adjusted EBITDA of $1.3 million for 2010 compared to Adjusted EBITDA losses of $0.5 million in 2009. Our hospitals opened during 2009 and 2010 incurred Adjusted EBITDA losses of $3.3 million in 2010 compared to $1.2 million in 2009. Our closed and sold hospitals had Adjusted EBITDA losses of $0.5 million in 2010 compared to $4.1 million in 2009.

Outpatient Rehabilitation.  Adjusted EBITDA was $83.8 million for the year ended December 31, 2010 compared to $89.1 million for the year ended December 31, 2009. Our Adjusted EBITDA margins decreased to 12.2% for the year ended December 31, 2010 from 13.1% for the year ended December 31, 2009. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was primarily the result of a decline in the performance of our contract services business. This decline was due to the loss of a significant group of locations where our contract was cancelled when our customer sold its business. This was a long-term mature contract that had historically generated higher Adjusted EBITDA and Adjusted EBITDA margins than our typical contracts. Additionally, our contract services group has secured new contracts to replace the lost business, although these new contracts have generated lower Adjusted EBITDA and Adjusted EBITDA margins during their start-up period. We also experienced higher labor costs in our contract services business during the fourth quarter of 2010 as we adjusted our treatment models to adapt to RUGS IV/MDS 3.0 rules that became effective on October 1, 2010.

Other.  The Adjusted EBITDA loss was $61.3 million for the year ended December 31, 2010 compared to an Adjusted EBITDA loss of $49.2 million for the year ended December 31, 2009 and is primarily related to our general and administrative expenses. This increased loss is related to general and administrative expenses described above under “Operating Expenses” and was principally related to $9.0 million of additional costs we incurred related to the transition and closing of the Regency corporate office. The remainder of the increase is due to increases in our costs including additional corporate administrative costs to support the Regency hospitals. The non-recurring charges incurred in 2009 ($18.3 million payment under the Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock) are excluded from the computation of Adjusted EBITDA.

Income from Operations

For the year ended December 31, 2010 we experienced income from operations of $236.1 million compared to $235.8 million for the year ended December 31, 2009. The small increase in our income from operations is principally related to a reduction in our general and administrative expenses described above, offset in part by a decline in profitability of our specialty hospitals opened as of January 1, 2009 and operated throughout both periods.

Gain on Early Retirement of Debt

Select Medical Corporation.  For the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized on the transactions which was net of the write-off of unamortized deferred financing costs related to the repurchased debt. These gains were offset by the write-off of deferred financing costs of $2.9 million that occurred due to our early pre-payment on the term loan portion of our credit facility.

Select Medical Holdings Corporation.  For the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire a portion of our 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized on the transactions which was net of the write-off of unamortized deferred financing costs related to the debt. In addition, for the year ended December 31, 2009, we paid approximately $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These notes have a carrying value of $7.7 million. A gain on early retirement of debt in the amount of $1.1 million was recognized on the transaction which was net of the write-off of unamortized deferred financing costs related to the repurchased debt. These gains were offset by the write-off of deferred financing costs of $2.9 million related to term loans under our credit facility that we repaid with proceeds from our initial public offering of common stock.

Interest Expense

Select Medical Corporation.  Interest expense was $84.5 million for the year ended December 31, 2010 compared to $99.5 million for the year ended December 31, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of our 7 5/8% senior subordinated notes and the repayment of a portion of our senior secured credit facility with proceeds from Holdings’ initial public offering of common stock and a reduction in rate that has resulted from the expiration of interest rate swaps that carried higher fixed interest rates.

Select Medical Holdings Corporation.  Interest expense was $112.3 million for the year ended December 31, 2010 compared to $132.5 million for the year ended December 31, 2009. The decrease in interest expense is related to a reduction in outstanding debt balances that occurred in 2009 as a result of repurchases of our 7 5/8% senior subordinated notes, repurchases of our senior floating rate notes and the repayment of a portion of our senior secured credit facility with proceeds from Holdings’ initial public offering of common stock and a reduction in rate that has resulted from the expiration of interest rate swaps that carried higher fixed interest rates.

Income Taxes

Select Medical Corporation.  We recorded income tax expense of $51.4 million for the year ended December 31, 2010. The expense represented an effective tax rate of 33.8%. We recorded income tax expense of $50.0 million for the year ended December 31, 2009. The expense represented an effective tax rate of 32.9%. Our effective tax rate for the year ended December 31, 2010 is below the statutory rate due to the reversal of certain valuation allowances that had been provided on losses in previous years. A substantial portion of this reversal in our valuation allowance relates to our ability to utilize a Federal capital loss generated in 2007 to offset a taxable capital gain on a recently completed transaction. The lower effective tax rate we experienced for the year ended December 31, 2009 is lower than the statutory rate principally because of tax refunds and associated interest we received related to the resolution of federal tax returns that occurred before the Merger.

Select Medical Holdings Corporation.  We recorded income tax expense of $41.6 million for the year ended December 31, 2010. The expense represented an effective tax rate of 33.6%. We recorded income tax expense of $37.5 million for the year ended December 31, 2009. The expense represented an effective tax rate of 32.2%. Our low effective tax rate for the year ended December 31, 2010 is below the statutory rate due to the reversal of certain valuation allowances that had been provided on losses in previous years. A substantial portion of this reversal in our valuation allowance relates to our ability to utilize a Federal capital loss generated in 2007 to offset a taxable capital gain on a recently completed transaction. The effective tax rate we experienced for the year ended December 31, 2009 is lower than the statutory rate principally because of refunds and associated interest we received related to the resolution of federal tax returns that occurred before the Merger.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $4.7 million for the year ended December 31, 2010 and $3.6 million for the year ended December 31, 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Operating Revenues

Our net operating revenues increased by 4.0% to $2,239.9 million for the year ended December 31, 2009 compared to $2,153.4 million for the year ended December 31, 2008.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 4.7% to $1,557.8 million for the year ended December 31, 2009 compared to $1,488.4 million for the year ended December 31, 2008. For the year ended December 31, 2009, the hospitals opened in 2008 and 2009 increased net operating revenues by $58.8 million from the prior year and the hospitals acquired in 2008 and 2009 increased net operating revenues by $14.0 million from the prior year. These increases were offset partially by the loss of revenues from hospitals that closed during 2008 and 2009, which accounted for $20.4 million of the difference in net operating revenues between the year ended December 31, 2008 and December 31, 2009. Net operating revenues for the specialty hospitals opened as of January 1, 2008 and operated by us throughout both periods increased by $17.0 million to $1,449.0 million for the year ended December 31, 2009, compared to $1,432.1 million for the year ended December 31, 2008. Our patient days for these same store hospitals decreased 2.1%, which was attributable to a decline in our Medicare patient days. The occupancy percentage in our same store hospitals decreased to 69% for the year ended December 31, 2009 from 70% for the year ended December 31, 2008. The effect on net operating revenues from the decrease in patient days was offset by an increase in our average net revenue per patient day. Our average net revenue per patient day in our same store hospitals increased 3.7% to $1,497 for the year ended December 31, 2009 from $1,443 for the year ended December 31, 2008. This increase in net revenue per patient day was primarily the result of an increase in the Medicare base rate used to determine our discharge based payments and an increase in the case mix index of our patients which adjusts the base rate to compensate us for differences in the severity of the cases we treat.

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

Liquidity and Capital Resources

Year Ended December 31, 2010, Year Ended December 31, 2009 and the Year Ended December 31, 2008

	Select Medical Holdings Corporation			Select Medical Corporation
	Year Ended December 31,			Year Ended December 31,
	2008	2009	2010	2008	2009	2010
	(In thousands)			(In thousands)

Cash flows provided by operating activities	$107,438	$165,639	$144,537	$140,245	$198,478	$170,064
Cash flows used in investing activities	(60,438)	(77,917)	(216,998)	(60,438)	(77,917)	(216,998)
Cash flows provided by (used in) financing activities	12,731	(68,302)	(6,854)	(20,076)	(101,141)	(32,381)

Net increase (decrease) in cash and cash equivalents	59,731	19,420	(79,315)	59,731	19,420	(79,315)
Cash and cash equivalents at beginning of period	4,529	64,260	83,680	4,529	64,260	83,680

Cash and cash equivalents at end of period	$64,260	$83,680	$4,365	$64,260	$83,680	$4,365

Operating activities for Select provided $170.1 million for the year ended December 31, 2010. The decrease in cash flow provided by operating activities in comparison to our operating cash flow provided by operating activities for the year ended December 31, 2009 is principally related to the increase in our accounts receivable at December 31, 2010. Our days sales outstanding were 51 days at December 31, 2010 compared to 49 days at December 31, 2009 and falls within our historical range of days sales outstanding.

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

The operating cash flow of Select exceeds the operating cash flow of Holdings by $25.5 million, $32.8 million and $32.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The difference relates to interest payments on Holdings’ indebtedness.

Investing activities used $217.0 million, $77.9 million and $60.4 million of cash flow for the years ended December 31, 2010, 2009, and 2008, respectively. Of this amount, we incurred acquisition related payments of $165.8 million, $21.4 million and $7.6 million, respectively in 2010, 2009 and 2008. The acquisition payments in 2010 related principally to the acquisition of Regency which was $165.6 million. The acquisition payments for 2009 and 2008 relate primarily to small acquisitions of outpatient businesses and specialty hospitals. Investing activities also used cash for the purchases of property and equipment of $51.8 million, $57.9 million and $56.5 million in 2010, 2009, and 2008, respectively. We sold business units and real property which generated $0.6 million, $1.3 million and $3.4 million in cash during the years ended December 31, 2010, 2009 and 2008, respectively.

Financing activities for Select used $32.4 million of cash flow for the year ended December 31, 2010. The primary usage of cash was related to dividends paid to Holdings of $69.7 million to fund interest payments and stock repurchases and was offset by an net borrowing under our revolving senior secured credit facility.

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

The difference in cash flows provided by (used in) financing activities of Holdings compared to Select of $25.5 million, $32.8 million and $32.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its indebtedness.

Capital Resources

Select Medical Corporation.  Select had a net working capital deficit of $73.5 million at December 31, 2010 compared to net working capital of $153.2 million at December 31, 2009. The decrease in net working capital is primarily due to an increase in our current portion of long-term debt related to scheduled principal payments due within the next twelve months on our Tranche B Term Loans and the use of cash to fund in part the purchase price for the Regency acquisition.

Select Medical Holdings Corporation.  Holdings had a net working capital deficit of $70.2 million at December 31, 2010 compared to net working capital of $156.7 million at December 31, 2009. The decrease in net working capital is primarily due to an increase in our current portion of long-term debt related to scheduled principal payments due within the next twelve months on our Tranche B Term Loans and the use of cash to fund in part the purchase price for the Regency acquisition.

At December 31, 2010 our senior secured credit facility (as described below), consists of:

•	a $300.0 million revolving loan facility that will terminate on August 22, 2013, including both a letter of credit sub-facility and a swingline loan sub-facility, and

•	$191.3 million in term loans that mature on February 24, 2012 (the “Tranche B Term Loans”), and

•	$290.6 million in term loans that mature on August 22, 2014 (the “Tranche B-1 Term Loans”).

The interest rates per annum applicable to loans, other than swingline loans and Tranche B-1 Term Loans, under our senior secured credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The interest rates per annum applicable to the Tranche B-1 Term Loans under our senior credit facility are, at our option, equal to either an alternate base rate or an adjusted LIBOR rate for a three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which our lenders are subject. The applicable margin percentage for borrowings under our revolving loans is subject to change based upon the ratio of Select’s leverage ratio (as defined in the credit agreement). The applicable margin percentage for revolving loans is currently (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B Term Loans are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. The applicable margin percentages for the Tranche B-1 Term Loans are (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans.

Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios (both as defined in our senior secured credit facility) which becomes more restrictive over time. For the four consecutive fiscal quarters ended December 31, 2010, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA (as defined in our senior secured credit facility) to cash interest expense) for the prior four consecutive fiscal quarters of at least 2.00 to 1.00. Select’s interest expense coverage ratio was 3.12 to 1.00 for such period. As of December 31, 2010, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 4.50 to 1.00. Select’s leverage ratio was 3.39 to 1.00 as of December 31, 2010.

Also, as of December 31, 2010, we had $246.0 million of availability under our revolving loan facility (after giving effect to $29.0 million of outstanding letters of credit).

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

On June 7, 2010 we entered into an Assignment and Assumption and Amendment No. 4 (“Amendment No. 4”) to our senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 4 extended the maturity of all $300.0 million of commitments under our revolving credit facility from February 24, 2011 to August 22, 2013, and made related technical changes to our senior secured credit facility. The applicable margin percentage for extended revolving loans and the commitment fee rate for extended revolving commitments have increased and will be determined based on a pricing grid set forth in Amendment No. 4. Under the pricing grid, the applicable margin percentage for revolving ABR loans ranges from 2% per annum to 3% per annum, the applicable margin percentage for revolving Eurodollar loans ranges from 3% per annum to 4% per annum, and the commitment fee rate for extended revolving commitments ranges from 0.375% to 0.75%.

On June 7, 2010, we also entered into an Amendment No. 4-A to our senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 4-A made a technical change to our senior secured credit facility that permits us to refinance existing indebtedness with the proceeds of new indebtedness, including the refinancing of existing senior subordinated indebtedness with the proceeds of new senior subordinated indebtedness.

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

During 2008, we paid approximately $1.0 million to repurchase and retire a portion of the 7 5/8% senior subordinated notes. These notes had a carrying value of $2.0 million. A gain on early retirement of debt in the amount of $0.9 million was recognized, which was net of the write-off of unamortized deferred financing costs related to the debt.

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

Holdings has authorized a program to repurchase up to $100.0 million worth of shares of our common stock. The program will remain in effect until January 31, 2012, unless extended by the board of directors. Through December 31, 2010, Select has repurchased 6,905,700 shares at a cost of $44.1 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.

We have begun discussions with our financial advisors regarding refinancing both our senior secured credit facility and 7 5/8% senior subordinated notes during the second quarter of 2011. These discussions are preliminary, and we can provide no assurance that we will be able to successfully refinance either our current senior secured credit facility or the 7 5/8% senior subordinated notes, or that the refinancing, if it occurs, will not be delayed beyond the second quarter of 2011, or that the terms of any new indebtedness will be as favorable as the terms of our existing indebtedness.

We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance operations over the next twelve months.

As a result of the SCHIP Extension Act as amended by PPACA, which prohibits the establishment and classification of new LTCHs or satellites during the five calendar years commencing on December 29, 2007, we have stopped all new LTCH development with the exception of one new hospital under development that we acquired in the Regency acquisition. However, we continue to evaluate opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

Commitments and Contingencies

The following tables summarize contractual obligations at December 31, 2010, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Reserves for uncertain tax positions of $23.6 million have been excluded from the tables below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Select Medical Holdings Corporation:

Contractual Obligations	Total	2011	2012-2014	2015-2016	After 2016
	(In thousands)

7 5/8% senior subordinated notes	$611,500	$—	$—	$611,500	$—
Senior secured credit facility	506,844	146,401	360,443	—	—
10% senior subordinated notes(1)	139,177	—	—	139,177	—
Senior floating rate notes	167,300	—	—	167,300	—
Seller notes	886	608	278	—	—
Capital lease obligations	1,166	298	686	182	—
Other debt obligations	3,896	2,072	285	95	1,444

Total debt	1,430,769	149,379	361,692	918,254	1,444
Interest(2)	363,511	87,819	248,776	26,689	227
Letters of credit outstanding	29,041	464	28,577	—	—
Purchase obligations	5,531	3,298	2,226	7	—
Construction contracts	9,879	9,879	—	—	—
Naming, promotional and sponsorship agreement	48,524	2,742	8,612	6,080	31,090
Operating leases	747,497	125,513	226,011	71,161	324,812
Related party operating leases	41,501	3,360	10,297	6,099	21,745

Total contractual cash obligations	$2,676,253	$382,454	$886,191	$1,028,290	$379,318

Select Medical Corporation:

Contractual Obligations	Total	2011	2012-2014	2015-2016	After 2016
	(In thousands)

7 5/8% senior subordinated notes	$611,500	$—	$—	$611,500	$—
Senior secured credit facility	506,844	146,401	360,443	—	—
Seller notes	886	608	278	—	—
Capital lease obligations	1,166	298	686	182	—
Other debt obligations	3,896	2,072	285	95	1,444

Total debt	1,124,292	149,379	361,692	611,777	1,444
Interest(2)	239,292	62,385	172,472	4,208	227
Letters of credit outstanding	29,041	464	28,577	—	—
Purchase obligations	5,531	3,298	2,226	7	—
Construction contracts	9,879	9,879	—	—	—
Naming, promotional and sponsorship agreement	48,524	2,742	8,612	6,080	31,090
Operating leases	747,497	125,513	226,011	71,161	324,812
Related party operating leases	41,501	3,360	10,297	6,099	21,745

Total contractual cash obligations	$2,245,557	$357,020	$809,887	$699,332	$379,318

(1)	Reflects the balance sheet liability of Holdings’ 10% senior subordinated notes calculated in accordance with GAAP. The balance sheet liability so reflected is less than the $150.0 million aggregate principal amount of such notes that were issued with an original issued discount. The remaining unamortized original issue discount was $10.8 million at December 31, 2010. Interest on the 10% senior subordinated notes accrued on the full principal amount thereof and Holdings will be obligated to repay the full principal thereof at maturity or upon any mandatory or voluntary prepayment thereof. On any interest payment date on or after February 24, 2010, Holdings may be obligated to pay an amount of accrued original issue discount on the 10% senior subordinated notes if necessary to ensure that the notes will not be considered “applicable high yield discount obligations” within the meaning of the Internal Revenue Code of 1986, as amended. The $150.0 million aggregate principal payable at maturity on our 10% senior subordinated notes would be reduced by prior payments of accrued original issue discount.

(2)	The interest obligation for the senior secured credit facility was calculated using the average interest rate at December 31, 2010 of 2.3%, and 4.0% for the Term B and Term B-1 loans, respectively. The interest obligation was calculated using the stated interest rate for the 7 5/8% senior subordinated notes and the 10% senior subordinated notes, 6.2% for the senior floating rate notes and 6.0% for seller notes, capital lease obligations and other debt obligations.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“Update 2010-06”), which amends the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted update 2010-06 on January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of Update 2010-06 did not have an impact on our consolidated financial statements. We currently have no Level 3 measurements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of December 31, 2010, Select had $506.8 million in term and revolving loans outstanding under its senior secured credit facility and Holdings had $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.8 million annual change in interest expense on our term loans.

Item 8.	Financial Statements and Supplementary Data.

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2010 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On September 1, 2010, Select completed the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”). During 2010, we transferred all accounting for Regency to our headquarters and began integrating Regency into our existing internal control procedures. The Regency integration may lead us to change our controls in future periods, but we do not expect changes to significantly affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO) as of December 31, 2010. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Regency has been excluded from management’s annual report on internal control over financial reporting as of December 31, 2010 because it was acquired by us in a purchase business combination in September 2010. Regency represented 11.0% and 4.0% of our consolidated total assets and total net operating revenues, respectively, as of and for the year ended December 31, 2010.

Management assessed the effectiveness of the Company’s internal control over financial reporting, excluding the recently completed Regency acquisition, as of December 31, 2010. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework,” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2010, internal control over financial reporting, excluding Regency, was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance — Committees of the Board of Directors,” “Election of Directors — Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for use in connection with the 2011 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2010. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

We have adopted a written code of business conduct and ethics, known as our code of conduct, which applies to all of our directors, officers, and employees, as well as a code of ethics applicable to our senior financial officers, including our chief executive officer, our chief financial officer and our chief accounting officer. Our code of conduct and code of ethics for senior financial officers are available on our Internet website, www.selectmedicalholdings.com. Our code of conduct and code of ethics for senior financial officers may also be obtained by contacting investor relations at (717) 972-1100. Any amendments to our code of conduct or code of ethics for senior financial officers or waivers from the provisions of the codes for our chief executive officer, our chief financial officer and our chief accounting officer will be disclosed on our Internet website promptly following the date of such amendment or waiver.

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

Equity Compensation Plan Information

Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2010.

Number of
Securities
Remaining
Available
for Future
	Number of		Issuance Under
	Securities to be		Equity
	Issued Upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	2,715,839	$8.09	3,455,397
Director equity incentive plan	63,000	$7.62	12,000

Item 13.	Certain Relationships, Related Transactions and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1) Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

2)	Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts appearing on page F-54 of this report.

3) The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description

2.1	Purchase and Sale Agreement by and among Regency Hospital Company, L.L.C., the Sellers named therein, the Representative named therein, Intensiva Healthcare Corporation and Select Medical Corporation, dated June 18, 2010, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on June 23, 2010 (Reg. Nos. 001-34465 and 001-31441).
2.2	Amendment No. 1 to Purchase and Sale Agreement by and among Regency Hospital Company, L.L.C., Waud Capital Partners, L.L.C. and Intensiva Healthcare Corporation, dated September 1, 2010, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 7, 2010 (Reg. Nos. 001-34465 and 001-31441).
3.1	Amended and Restated Certificate of Incorporation of Select Medical Corporation, incorporated by reference to Exhibit 3.1 of Select Medical Corporation’s Form S-4 filed June 15, 2005 (Reg. no. 001-31441).
3.2	Form of Restated Certificate of Incorporation of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.3 of Select Medical Holdings Corporation’s Form S-1/A filed September 21, 2009 (Reg No. 333-152514).
3.3	Amended and Restated Bylaws of Select Medical Corporation, as amended, incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
3.4	Amended and Restated Bylaws of Select Medical Holdings Corporation, as amended, incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
4.1	Registration Rights Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners IV, L.P., each of the entities and individuals listed on Schedule I thereto and each of the other entities and individuals from time to time listed on Schedule II thereto, incorporated by reference to Exhibit 10.77 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.1	Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.2	Guarantee and Collateral Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, the Subsidiaries of Select Medical Corporation identified therein and JPMorgan Chase Bank, N.A., as Collateral Agent, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.3	Amended and Restated Senior Management Agreement, dated as of May 7, 1997, between Select Medical Corporation, John Ortenzio, Martin Ortenzio, Select Investments II, Select Partners, L.P. and Rocco Ortenzio, incorporated by reference to Exhibit 10.34 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.4	Amendment No. 1, dated as of January 1, 2000, to Amended and Restated Senior Management Agreement, dated as of May 7, 1997, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.5	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

Number	Description

10.6	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.7	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of Select Medical Corporation’s Registration Statement on Form S-1 March 30, 2001 (Reg. No. 333-48856).
10.8	Amendment No. 3 to Employment Agreement, dated as of April 24, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).
10.9	Amendment No. 4 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.10	Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.10 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.11	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.12	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.13	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.14	Amendment No. 3 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.15	Amendment No. 4 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 99.3 of Select Medical Corporation’s Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).
10.16	Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.17	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.18	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.19	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.20	Amendment No. 3 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 99.2 of Select Medical Corporation’s Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).
10.21	Amendment No. 4 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

Number	Description

10.22	Amendment No. 5 to Employment Agreement, dated as of April 27, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.46 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.23	Amendment No. 6 to Employment Agreement, dated as of February 13, 2008, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.27 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.24	Amendment No. 1 to Restricted Stock Award Agreement, dated as of February 13, 2008, between Select Medical Holdings Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.29 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.25	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.26	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.27	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.28	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.29	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.30	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.31	Other Senior Management Agreement, dated as of March 28, 1997, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.32	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.33	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.34	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.39 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.35	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.36	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.37	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.42 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

Number	Description

10.38	Form of Unit Award Agreement, incorporated by reference to Exhibit 10.54 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.39	Office Lease Agreement, dated as of May 18, 1999, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.40	First Addendum to Lease Agreement, dated as of June 1999, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.25 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.41	Second Addendum to Lease Agreement, dated as of February 1, 2000, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.26 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.42	Third Addendum to Lease Agreement, dated as of May 17, 2001, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).
10.43	Fourth Addendum to Lease Agreement, dated as of September 1, 2001, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.44	Fifth Addendum to Lease Agreement, dated as of February 19, 2004, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.45	Sixth Addendum to Lease Agreement, dated as of April 25, 2008, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.63 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.46	Office Lease Agreement, dated as of June 17, 1999, between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.47	First Addendum to Lease Agreement, dated as of April 25, 2008, between Old Gettysburg Associates III and Select Medical Corporation, incorporated by reference to Exhibit 10.65 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.48	Office Lease Agreement, dated as of May 15, 2001, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).
10.49	First Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).
10.50	Second Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).
10.51	Third Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).
10.52	Fourth Addendum to Lease Agreement, dated as of October 1, 2008, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.70 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).
10.53	Fifth Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.71 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

Number	Description

10.54	Office Lease Agreement, dated as of October 29, 2003, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.74 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Reg. No. 001-31441).
10.55	First Addendum to Lease Agreement, dated November 1, 2008, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.72 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).
10.56	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.74 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.57	Office Lease Agreement, dated as of October 29, 2003, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.75 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Reg. No. 001-31441).
10.58	First Addendum to Lease Agreement, dated October 1, 2008, by and between Select Medical Corporation and Old Gettysburg Associates II, LP, incorporated by reference to Exhibit 10.74 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).
10.59	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Select Medical Corporation and Old Gettysburg Associates II, LP, incorporated by reference to Exhibit 10.77 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.60	Office Lease Agreement, dated as of March 19, 2004, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (Reg. No. 001-31441).
10.61	Office Lease Agreement, dated as of March 19, 2004, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (Reg. No. 001-31441).
10.62	First Addendum to Lease Agreement, dated March 6, 2009, by and between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated by reference to Exhibit 10.80 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.63	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated by reference to Exhibit 10.81 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.64	Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).
10.65	Office Lease Agreement, dated August 10, 2005, among Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Current Report on Form 8-K filed August 16, 2005 (Reg. No. 001-31441).
10.66	First Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.84 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.67	Office Lease Agreement, dated October 5, 2006, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.76 of Select Medical Holdings Corporation’s Form S-1 filed July 25, 2008 (Reg. No. 333-152514).
10.68	Naming, Promotional and Sponsorship Agreement, dated as of October 1, 1997, between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of Select Medical Corporation’s Registration Statement on Form S-1 filed December 7, 2000 (Reg. No. 333-48856).
10.69	First Amendment to Naming, Promotional and Sponsorship Agreement, dated as of January 1, 2004, between Select Medical Corporation and Philadelphia Eagles, LLC, incorporated by reference to Exhibit 10.63 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

Number	Description

10.70	Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.88 of Select Medical Holdings Corporation’s Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.71	Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, as amended and restated, incorporated by reference to Exhibit 10.89 of Select Medical Holdings Corporation’s Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.72	Amendment No. 6 to Employment Agreement between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.95 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.73	Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.74	Amendment No. 7 to Employment Agreement between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.97 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.75	Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.76	Third Amendment to Change of Control Agreement between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.101 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.77	Third Amendment to Change of Control Agreement between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.102 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.78	Third Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.103 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.79	Amendment No. 1, dated as of September 26, 2005, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (Reg. No. 001-31441).
10.80	Amendment No. 2 and Waiver, dated as of March 19, 2007, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Current Report on Form 8-K filed March 23, 2007 (Reg. No. 001-31441).
10.81	Incremental Facility Amendment, dated as of March 28, 2007, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Current Report on Form 8-K filed March 30, 2007 (Reg. No. 001-31441).

Number	Description

10.82	Amendment No. 3, dated as of August 5, 2009, to Credit Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Select Medical Corporation, as Borrower, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association, as Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated and CIBC Inc., as Co-Documentation Agents, incorporated by reference to Exhibit 10.109 of Select Medical Holdings Corporation’s Form S-1/A filed August 25, 2009 (Reg. No. 333-152514).
10.83	Indenture governing 7 5/8% Senior Subordinated Notes due 2015 among Select Medical Corporation, the Guarantors named therein and U.S. Bank Trust National Association, dated February 24, 2005, incorporated by reference to Exhibit 4.4 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.84	Form of 7 5/8% Senior Subordinated Notes due 2015 (included in Exhibit 4.4), incorporated by reference to Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.85	Exchange and Registration Rights Agreement, dated as of February 24, 2005, by and among Select Medical Corporation, the Guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, CIBC World Markets Corp. and PNC Capital Markets, Inc., incorporated by reference to Exhibit 4.6 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.86	Registration Rights Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation, WCAS Capital Partners IV, L.P., Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio, Martin J. Ortenzio, Martin J. Ortenzio Descendants Trust and Ortenzio Family Foundation, incorporated by reference to Exhibit 10.78 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.87	Indenture governing Senior Floating Rate Notes due 2015 among Select Medical Holdings Corporation and U.S. Bank Trust National Association, dated September 29, 2005, incorporated by reference to Exhibit 4.7 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.88	Form of Senior Floating Rate Notes due 2015 (included in Exhibit 4.7), incorporated by reference to Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.89	Exchange and Registration Rights Agreement, dated as of September 29, 2005, by and among Select Medical Holdings Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 4.9 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.90	10% Senior Subordinated Note due December 31, 2015 in favor of WCAS Capital Partners IV, L.P., amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.69 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.91	10% Senior Subordinated Note due December 31, 2015 in favor of Rocco A. Ortenzio, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.70 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.92	10% Senior Subordinated Note due December 31, 2015 in favor of Robert A. Ortenzio, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.71 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.93	10% Senior Subordinated Note due December 31, 2015 in favor of John M. Ortenzio, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.72 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.94	10% Senior Subordinated Note due December 31, 2015 in favor of Martin J. Ortenzio, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.73 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.95	10% Senior Subordinated Note due December 31, 2015 in favor of Martin J. Ortenzio Descendants Trust, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.74 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).

Number	Description

10.96	10% Senior Subordinated Note due December 31, 2015 in favor of Ortenzio Family Foundation, amended and restated as of September 29, 2005, incorporated by reference to Exhibit 10.75 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.97	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.119 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 17, 2010 ( Reg. Nos. 001-34465 and 001-31441).
10.98	Assignment and Assumption and Amendment No. 4, dated June 7, 2010, to Credit Agreement dated as of February 24, 2005, as amended, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporation and CIBC Inc. as Co-Documentation Agents, and the Lenders named therein, incorporated by herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on August 12, 2010 (Reg Nos. 001-34465 and 001-31441).
10.99	Amendment No. 4-A, dated June 7, 2010, to Credit Agreement dated as of February 24, 2005, as amended, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporation and CIBC Inc. as Co-Documentation Agents, and the Lenders named therein, incorporated by herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on August 12, 2010 (Reg Nos. 001-34465 and 001-31441).
10.100	Second Addendum to Lease Agreement, dated August 1, 2010, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.101	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Bryan C. Cressey, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.102	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James E. Dalton, Jr., incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.103	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James S. Ely, III, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.104	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and William H. Frist, M.D., incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.105	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Leopold Swergold, incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.106	Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.107	Restricted Stock Award Agreement, dated September 13, 2010, by and between Select Medical Holdings Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.108	Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein be reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.109	Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein be reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.110	Amendment No. 8 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Patricia A. Rice, incorporated herein be reference to Exhibit 10.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.111	Fourth Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson.
10.112	Amendment No. 8 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio.
10.113	Amendment No. 8 to Employment Agreement between Select Medical Corporation and Rocco A. Ortenzio.
10.114	Amendment No. 9 to Employment Agreement between Select Medical Corporation and Patricia A. Rice.
10.115	Fourth Amendment to Change of Control Agreement between Select Medical Corporation and Scott A. Romberger.
10.116	Fourth Amendment to Change of Control Agreement between Select Medical Corporation and James J. Talalai.
10.117	Fourth Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin.
12	Statement of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Select Medical holdings Corporation
Select Medical Corporation

By:	/s/ Michael E. Tarvin
Michael E. Tarvin
(Executive Vice President, General Counsel and
Secretary)
Date: March 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 9, 2011.

/s/ Rocco A. Ortenzio Rocco A. Ortenzio Director and Executive Chairman	/s/ Robert A. Ortenzio Robert A. Ortenzio Director and Chief Executive Officer (principal executive officer)

/s/ Martin F. Jackson Martin F. Jackson Executive Vice President and Chief Financial Officer (principal financial officer)	/s/ Scott A. Romberger Scott A. Romberger Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)

/s/ Russell L. Carson Russell L. Carson Director	/s/ Bryan C. Cressey Bryan C. Cressey Director

/s/ James E. Dalton, Jr. James E. Dalton, Jr. Director	/s/ James S. Ely III James S. Ely III Director

/s/ William H. Frist, M.D. William H. Frist, M.D. Director	/s/ Thomas A. Scully Thomas A. Scully Director

/s/ Leopold Swergold Leopold Swergold Director

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Select Medical Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Regency Hospital Company, L.L.C. from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Regency Hospital Company, L.L.C. from our audit of internal control over financial reporting. Regency Hospital L.L.C. is a wholly-owned subsidiary whose total assets and total net operating revenues represent 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 9, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Select Medical Holdings Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Regency Hospital Company, L.L.C. from its assessment of internal control over financial reporting as of December 31, 2010 because it was acquired by the Company in a purchase business combination during 2010. We have also excluded Regency Hospital Company, L.L.C. from our audit of internal control over financial reporting. Regency Hospital L.L.C. is a wholly-owned subsidiary whose total assets and total net operating revenues represent 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 9, 2011

PART I	FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	Select Medical
	Holdings Corporation		Select Medical Corporation
	December 31,	December 31,	December 31,	December 31,
	2009	2010	2009	2010
	(In thousands, except share and per share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$83,680	$4,365	$83,680	$4,365
Accounts receivable, net of allowance for doubtful accounts of $43,357 and $44,416 in 2009 and 2010, respectively	307,079	353,432	307,079	353,432
Current deferred tax asset	34,448	30,654	34,448	30,654
Prepaid income taxes	11,179	12,699	11,179	12,699
Other current assets	24,240	28,176	24,240	28,176

Total Current Assets	460,626	429,326	460,626	429,326
Property and equipment, net	466,131	532,100	466,131	532,100
Goodwill	1,548,269	1,631,252	1,548,269	1,631,252
Other identifiable intangibles	65,297	80,119	65,297	80,119
Assets held for sale	11,342	11,342	11,342	11,342
Other assets	36,481	37,947	33,427	35,433

Total Assets	$2,588,146	$2,722,086	$2,585,092	$2,719,572

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$—	$18,792	$—	$18,792
Current portion of long-term debt and notes payable	4,145	149,379	4,145	149,379
Accounts payable	73,434	74,193	73,434	74,193
Accrued payroll	62,035	63,760	62,035	63,760
Accrued vacation	41,013	46,588	41,013	46,588
Accrued interest	32,919	30,937	23,473	21,586
Accrued restructuring	4,256	6,754	4,256	6,754
Accrued other	84,234	103,856	97,134	116,456
Due to third party payors	1,905	5,299	1,905	5,299

Total Current Liabilities	303,941	499,558	307,395	502,807
Long-term debt, net of current portion	1,401,426	1,281,390	1,096,842	974,913
Non-current deferred tax liability	52,681	59,074	52,681	59,074
Other non-current liabilities	60,543	66,650	60,543	66,650

Total Liabilities	1,818,591	1,906,672	1,517,461	1,603,444
Commitments and Contingencies
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 159,980,554 shares and 154,519,025 shares issued and outstanding in 2009 and 2010, respectively	160	155	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	—	—
Capital in excess of par	578,648	535,628	822,664	834,894
Retained earnings	169,094	248,097	223,314	249,700
Accumulated other comprehensive loss	(8,914)	—	(8,914)	—

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	738,988	783,880	1,037,064	1,084,594
Non-controlling interest	30,567	31,534	30,567	31,534

Total Equity	769,555	815,414	1,067,631	1,116,128

Total Liabilities and Equity	$2,588,146	$2,722,086	$2,585,092	$2,719,572

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008(1)	2009	2010
	(In thousands, except per share amounts)

Net operating revenues	$2,153,362	$2,239,871	$2,390,290

Costs and expenses:
Cost of services	1,791,841	1,819,771	1,982,179
General and administrative	45,523	72,409	62,121
Bad debt expense	47,804	40,872	41,147
Depreciation and amortization	71,786	70,981	68,706

Total costs and expenses	1,956,954	2,004,033	2,154,153

Income from operations	196,408	235,838	236,137
Other income and expense:
Gain on early retirement of debt	912	13,575	—
Equity in losses of unconsolidated subsidiaries	—	—	(440)
Other income (expense)	—	(632)	632
Interest income	471	92	—
Interest expense	(145,894)	(132,469)	(112,337)

Income before income taxes	51,897	116,404	123,992
Income tax expense	26,063	37,516	41,628

Net income	25,834	78,888	82,364
Less: Net income attributable to non-controlling interests	3,393	3,606	4,720

Net income attributable to Select Medical Holdings Corporation	22,441	75,282	77,644
Less: Preferred dividends	24,972	19,537	—

Net income (loss) available to common stockholders and participating securities	$(2,531)	$55,745	$77,644

Income (loss) per common share(2):
Basic	$(0.04)	$0.61	$0.49
Diluted	$(0.04)	$0.61	$0.48

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies, for additional information.

(2)	Adjusted for the clarification by the Financial Accounting Standards Board that stated share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. See Note 14 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2008(1)	2009	2010
	(In thousands)

Net operating revenues	$2,153,362	$2,239,871	$2,390,290

Costs and expenses:
Cost of services	1,791,841	1,819,771	1,982,179
General and administrative	45,523	72,409	62,121
Bad debt expense	47,804	40,872	41,147
Depreciation and amortization	71,786	70,981	68,706

Total costs and expenses	1,956,954	2,004,033	2,154,153

Income from operations	196,408	235,838	236,137
Other income and expense:
Gain on early retirement of debt	912	12,446	—
Equity in losses of unconsolidated subsidiaries	—	—	(440)
Other income (expense)	(2,802)	3,204	632
Interest income	471	92	—
Interest expense	(110,889)	(99,543)	(84,472)

Income before income taxes	84,100	152,037	151,857
Income tax expense	37,334	49,987	51,380

Net income	46,766	102,050	100,477
Less: Net income attributable to non-controlling interests	3,393	3,606	4,720

Net income attributable to Select Medical Corporation	$43,373	$98,444	$95,757

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND INCOME (LOSS)

			Select Medical Holdings Corporation Stockholders
							Accumulated
			Common	Common	Capital in		Other
		Comprehensive	Stock	Stock	Excess	Retained	Comprehensive	Non-controlling
	Total	Income	Issued	Par Value	of Par	Earnings	Income (Loss)	Interests(1)
	(In thousands)

Balance at December 31, 2007(1)	$(160,128)		61,550	$61	$(291,103)	$130,716	$(5,563)	$5,761
Net income	25,834	$25,834				22,441		3,393
Unrealized loss on interest rate swap, net of tax	(7,649)	(7,649)					(7,649)

Total comprehensive income	$18,185	$18,185

Vesting of restricted stock	2,037				2,037
Exercise of stock options	90		25	—	90
Repurchase of common shares	(318)		(109)	—	(318)
Stock option expense	56				56
Sale of subsidiary shares to non-controlling interest	1,378							1,378
Purchase of subsidiary shares from non-controlling interests	(789)							(789)
Distributions to non-controlling interests	(1,957)							(1,957)
Other	17							17
Accretion of dividends on preferred stock	(24,972)					(24,972)

Balance at December 31, 2008(1)	$(166,401)		61,466	$61	$(289,238)	$128,185	$(13,212)	$7,803
Net income	78,888	$78,888				75,282		3,606
Unrealized gain on interest rate swap, net of tax	4,298	4,298					4,298

Total comprehensive income	$83,186	$83,186

Issuance of common stock in connection with initial public offering, net of issuance costs	312,531		33,603	34	312,497
Conversion of preferred stock	535,407		64,277	65	535,342
Deemed dividend on conversion of preferred stock	—				14,836	(14,836)
Issuance and vesting of restricted stock	4,905		614	—	4,905
Exercise of stock options	146		37	—	146
Repurchase of common shares	(81)		(16)	—	(81)
Stock option expense	241				241
Non-cash equity contribution from non-controlling interests	21,940							21,940
Distributions to non-controlling interests	(2,766)							(2,766)
Other	(16)							(16)
Accretion of dividends on preferred stock	(19,537)					(19,537)

Balance at December 31, 2009	$769,555		159,981	$160	$578,648	$169,094	$(8,914)	$30,567
Net income	82,364	$82,364				77,644		4,720
Unrealized gain on interest rate swap, net of tax	8,914	8,914					8,914

Total comprehensive income	$91,278	$91,278

Issuance and vesting of restricted stock	1,068		1,380	1	1,067
Repurchase of common shares	(44,144)		(6,906)	(7)	(30,660)	(13,477)
Stock option expense	1,168				1,168
Exercise of stock options	242		64	1	241
Reclassification of deemed dividend	—				(14,836)	14,836
Distributions to non-controlling interests	(4,431)							(4,431)
Other	678							678

Balance at December 31, 2010	$815,414		154,519	$155	$535,628	$248,097	$—	$31,534

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND INCOME (LOSS)

			Select Medical Corporation Stockholders
							Accumulated
			Common	Common	Capital in		Other
		Comprehensive	Stock	Stock Par	Excess	Retained	Comprehensive	Non-controlling
	Total	Income	Issued	Value	of Par	Earnings	Income (Loss)	Interests(1)
	(In thousands)

Balance at December 31, 2007(1)	$629,932		—	$—	$478,911	$150,203	$(4,943)	$5,761
Net income	46,766	$46,766				43,373		3,393
Unrealized loss on interest rate swap, net of tax	(6,493)	(6,493)					(6,493)

Total comprehensive income	$40,273	$40,273

Additional investment by Holdings	90				90
Net change in dividends payable to Holdings	500					500
Dividends declared and paid to Holdings	(33,419)					(33,419)
Contribution related to restricted stock awards and stock option issuances by Holdings	2,093				2,093
Sale of subsidiary shares to non-controlling interest	1,378							1,378
Purchase of subsidiary shares from non-controlling interests	(789)							(789)
Distributions to non-controlling interests	(1,957)							(1,957)
Other	17							17

Balance at December 31, 2008(1)	$638,118		—	—	$481,094	$160,657	$(11,436)	$7,803
Net income	102,050	$102,050				98,444		3,606
Unrealized gain on interest rate swap, net of tax	2,522	2,522					2,522

Total comprehensive income	$104,572	$104,572

Federal tax benefit of losses contributed by Holdings	23,747				23,747
Additional investment by Holdings	312,677				312,677
Net change in dividends payable to Holdings	3,600					3,600
Dividends declared and paid to Holdings	(39,387)					(39,387)
Contribution related to restricted stock awards and stock option issuances by Holdings	5,146				5,146
Equity contribution from non-controlling interests	21,940							21,940
Distributions to non-controlling interests	(2,766)							(2,766)
Other	(16)							(16)

Balance at December 31, 2009	$1,067,631		—	—	$822,664	$223,314	$(8,914)	$30,567
Net income	100,477	$100,477				95,757		4,720
Unrealized gain on interest rate swap, net of tax	8,914	8,914					8,914

Total comprehensive income	$109,391	$109,391

Federal tax benefit of losses contributed by Holdings	9,752				9,752
Additional investment by Holdings	242				242
Net change in dividends payable to Holdings	300					300
Dividends declared and paid to Holdings	(69,671)					(69,671)
Contribution related to restricted stock awards and stock option issuances by Holdings	2,236				2,236
Distributions to non-controlling interests	(4,431)							(4,431)
Other	678							678

Balance at December 31, 2010	$1,116,128		—	$—	$834,894	$249,700	$—	$31,534

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008(1)	2009	2010
	(In thousands)

Operating activities
Net income	$25,834	$78,888	$82,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,786	70,981	68,706
Provision for bad debts	47,804	40,872	41,147
Gain on early retirement of debt	(912)	(13,575)	—
Loss (gain) from disposal of assets	546	(122)	484
Non-cash loss (gain) from interest rate swaps	—	632	(632)
Non-cash stock compensation expense	2,093	5,147	2,236
Amortization of debt discount	1,492	1,681	1,893
Deferred income taxes	21,756	27,103	9,450
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(88,545)	(35,455)	(64,329)
Other current assets	8,230	(1,117)	1,595
Other assets	16,913	6,114	808
Accounts payable	(1,351)	963	(7,161)
Due to third-party payors	(9,363)	(3,804)	(1,902)
Accrued expenses	11,155	(12,669)	9,878

Net cash provided by operating activities	107,438	165,639	144,537

Investing activities
Purchases of property and equipment	(56,504)	(57,877)	(51,761)
Proceeds from sale of business units	2,666	—	—
Proceeds from sale of property	743	1,341	565
Insurance proceeds	281	—	—
Acquisition of businesses, net of cash acquired	(7,624)	(21,381)	(165,802)

Net cash used in investing activities	(60,438)	(77,917)	(216,998)

Financing activities
Proceeds from initial public offering, net of fees	—	315,866	—
Payment of initial public offering costs	(1,326)	(1,737)	—
Borrowings on revolving credit facility	407,000	193,000	227,000
Payments on revolving credit facility	(377,000)	(343,000)	(202,000)
Payment on credit facility term loan	(6,800)	(173,433)	(1,223)
Repurchase of 7 5/8% senior subordinated notes	(1,040)	(30,114)	—
Repurchase of senior floating rate notes	—	(6,468)	—
Borrowings of other debt	—	7,189	6,347
Principal payments on seller and other debt	(5,630)	(7,275)	(7,436)
Repurchase of common and preferred stock	(612)	(80)	(44,144)
Proceeds from issuance of common stock	90	146	241
Proceeds from (repayment of) bank overdrafts	6	(21,130)	18,792
Equity contribution and loans from non-controlling interests	—	1,500	—
Distributions to non-controlling interests	(1,957)	(2,766)	(4,431)

Net cash provided by (used in) financing activities	12,731	(68,302)	(6,854)

Net increase (decrease) in cash and cash equivalents	59,731	19,420	(79,315)
Cash and cash equivalents at beginning of period	4,529	64,260	83,680

Cash and cash equivalents at end of period	$64,260	$83,680	$4,365

Supplemental Cash Flow Information
Cash paid for interest	$135,838	$126,695	$105,939
Cash paid for taxes	$5,313	$18,084	$37,809

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008(1)	2009	2010
	(In thousands)

Operating activities
Net income	$46,766	$102,050	$100,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,786	70,981	68,706
Provision for bad debts	47,804	40,872	41,147
Gain on early retirement of debt	(912)	(12,446)	—
Loss (gain) from disposal of assets	546	(122)	484
Non-cash loss (gain) from interest rate swaps	2,802	(3,204)	(632)
Non-cash stock compensation expense	2,093	5,147	2,236
Deferred income taxes	33,027	27,103	9,450
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(88,545)	(35,455)	(64,329)
Other current assets	8,230	(1,117)	1,595
Other assets	16,355	5,567	268
Accounts payable	(1,351)	963	(7,161)
Due to third-party payors	(9,363)	(3,804)	(1,902)
Accrued expenses	11,007	1,943	19,725

Net cash provided by operating activities	140,245	198,478	170,064

Investing activities
Purchases of property and equipment	(56,504)	(57,877)	(51,761)
Proceeds from sale of business units	2,666	—	—
Proceeds from sale of property	743	1,341	565
Insurance proceeds	281	—	—
Acquisition of businesses, net of cash acquired	(7,624)	(21,381)	(165,802)

Net cash used in investing activities	(60,438)	(77,917)	(216,998)

Financing activities
Equity investment by Holdings	90	316,012	241
Payment of initial public offering costs	(1,326)	(1,737)	—
Borrowings on revolving credit facility	407,000	193,000	227,000
Payments on revolving credit facility	(377,000)	(343,000)	(202,000)
Payment on credit facility term loan	(6,800)	(173,433)	(1,223)
Repurchase of 7 5/8% senior subordinated notes	(1,040)	(30,114)	—
Borrowings of other debt	—	7,189	6,347
Principal payments on seller and other debt	(5,630)	(7,275)	(7,436)
Dividends paid to Holdings	(33,419)	(39,387)	(69,671)
Proceeds from (repayment of) bank overdrafts	6	(21,130)	18,792
Equity contribution and loans from non-controlling interests	—	1,500	—
Distributions to non-controlling interests	(1,957)	(2,766)	(4,431)

Net cash used in financing activities	(20,076)	(101,141)	(32,381)

Net increase (decrease) in cash and cash equivalents	59,731	19,420	(79,315)
Cash and cash equivalents at beginning of period	4,529	64,260	83,680

Cash and cash equivalents at end of period	$64,260	$83,680	$4,365

Supplemental Cash Flow Information
Cash paid for interest	$102,957	$93,876	$80,424
Cash paid for taxes	$5,313	$18,084	$37,809

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Business Description

Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 for the purpose of affecting a leveraged buyout of Select, which was a publicly traded entity. Holdings was originally owned by an investor group that includes Welsh, Carson, Anderson, & Stowe, IX, LP (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”) and members of the Company’s senior management. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the “Merger”). On September 30, 2009 Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Refer to Note 8, Stockholders’ Equity — Initial Public Offering, for additional information. Generally accepted accounting principles (“GAAP”) require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

The Company provides long term acute care hospital services and inpatient acute rehabilitative hospital care through its specialty hospital segment and provides physical, occupational and speech rehabilitation services through its outpatient rehabilitation segment. The Company’s specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to the Company’s specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. The Company’s outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company’s outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 93, 95 and 118 specialty hospitals at December 31, 2008, 2009 and 2010, respectively. At December 31, 2008, 2009 and 2010, the Company operated 956, 961, and 944 outpatient clinics, respectively. At December 31, 2008, 2009 and 2010, the Company had operations in the District of Columbia and 42, 42 and 41 states, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at estimated net realizable amounts from services rendered from federal, state, managed care health plans, commercial insurance companies, workers’ compensation and patients. Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of the Company’s net accounts receivable balance and accounted for approximately 0.5% and 0.3% of the net accounts receivable balance before doubtful accounts at December 31, 2009 and December 31, 2010, respectively. The Company’s general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company’s hospitals or in the case of the Company’s outpatient rehabilitation clinics, the Company verifies insurance coverage prior to their first therapy visit. The Company’s estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally the Company has reserved as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company’s collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company’s governmental receivables.

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

Property and Equipment

Property and equipment are stated at cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Leasehold improvements	5 years
Furniture and equipment	3 – 20 years
Buildings	40 years
Building Improvements	5 – 25 years
Land Improvements	2 – 25 years

The Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable. Gains or losses related to the retirement or disposal of property and equipment are reported as a component of income from operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash balances and trade receivables. The Company invests its excess cash with large financial institutions. The Company grants unsecured credit to its patients, most of who reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only significant concentration of credit risk.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets

Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. The Company uses a discounted cash flow approach to determine the fair value of its reporting units. Included in the discounted cash flow are assumptions regarding revenue growth rates, future Adjusted EBITDA margin estimates, future selling, general and administrative expense rates and the weighted average cost of capital for the Company’s industry. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to Third-Party Payors

Due to third-party payors represents the difference between amounts received under interim payment plans from third-party payors, principally Medicare and Medicaid, for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.

Insurance Risk Programs

Under a number of the Company’s insurance programs, which include the Company’s employee health insurance program, its workers’ compensation, professional liability insurance programs and certain components under its property and casualty insurance program, the Company is liable for a portion of its losses. In these situations the Company accrues for its losses under an occurrence-based principle whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability. Where the Company has substantial exposure, actuarial methods are utilized in estimating the losses. In cases where the Company has minimal exposure, losses are estimated by analyzing historical trends. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. Provisions for losses for professional liability risks retained by the Company have been discounted at 4% for all periods. At December 31, 2009 and 2010 respectively, the Company had recorded a liability of $60.8 million and $73.6 million related to these programs. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $66.4 million and $77.5 million at December 31, 2009 and 2010 respectively.

Non-Controlling Interests

On January 1, 2009, the Company adopted an amendment issued by the FASB in December 2007 to ASC topic 810, “Consolidation.” Upon adoption of this amendment, minority interest is now referred to as non-controlling interest and has been reclassified from the mezzanine section of the balance sheet to the equity section. In addition, non-controlling interest is now deducted from net income to obtain net income attributable to each of the Holdings and Select. The Company’s statement of operations and statement of cash flows for the year ended December 31, 2008 have been revised to show this change in presentation.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A significant portion of the Company’s net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 46%, 47% and 47% of the Company’s net operating revenues for the years ended December 31, 2008, 2009 and 2010, respectively. Approximately 31% and 27% of the Company’s accounts receivable (after allowances for contractual adjustments but before doubtful accounts) at December 31, 2009 and 2010, respectively, are from this payor source. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s specialty hospitals or clinics to comply with regulations can result in changes in that specialty hospital’s or clinic’s net operating revenues generated from the Medicare program.

Contract therapy revenues are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties under the terms of contractual arrangements with these entities.

Other Comprehensive Income

Holdings

Included in accumulated other comprehensive loss at December 31, 2008 and 2009 was cumulative losses of $13.2 million (net of tax) and $8.9 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.

Select

Included in accumulated other comprehensive loss at December 31, 2008 and 2009 was cumulative losses of $11.4 million (net of tax) and $8.9 million (net of tax), respectively, on interest rate swaps accounted for as cash flow hedges.

Fair Value Measurements

The Company measures its interest rate swaps at fair value on a recurring basis. The Company determined the fair value of its interest rate swaps based on financial models that consider current and future market interest rates and adjustments for non-performance risk. The Company considered those inputs utilized in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The Company’s last hedging agreement matured on November 22, 2010.

Financial Instruments and Hedging

The Company has in the past entered into derivatives to manage interest rate risk. Derivatives were limited in use and not entered into for speculative purposes. The Company has entered into interest rate swaps to manage interest rate risk on a portion of its long-term borrowings. All derivatives were recognized at fair value on the balance sheet. The effective portion of gains or losses on interest rate swaps designated as hedges were initially deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains or losses were subsequently reclassified into earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in expense. The ineffective portion of changes in fair value of the interest rate swaps were immediately recognized in the other income and expense section of the consolidated statement of operations.

Treasury Stock

Shares the Company repurchases in the open market or through privately negotiated transactions are accounted for using the par value method. For the year ended December 31, 2010, the Company repurchased and retired 6,905,700 shares.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Based Compensation

The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements comprise both stock options and restricted share plans. Employee stock options are valued using the Black-Scholes option valuation method which uses assumptions that relate to the expected volatility of the Company’s common stock, the expected dividend yield of the Company’s stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or periods of service of the option grant. The Company values restricted stock grants by using the public market price of its stock on the date of grant.

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

2.	Acquisitions

For the Year Ended December 31, 2008

The Company repurchased a non-controlling interest in one of its outpatient clinics and acquired the assets of three outpatient rehabilitation businesses. The aggregate consideration for these transactions totaled $5.7 million in cash and a $1.0 million note payable. The Company also acquired two specialty hospitals for $0.3 million in cash and paid a $1.6 million working capital adjustment related to the acquisition of the outpatient rehabilitation clinics of substantially all of the outpatient rehabilitation division of HealthSouth Corporation.

For the Year Ended December 31, 2009

The Company purchased a controlling interest of 51% in an entity that operates inpatient rehabilitation hospitals and outpatient rehabilitation clinics for $21.0 million in cash. Also, during the year ended December 31, 2009, the Company purchased an outpatient rehabilitation business for approximately $0.4 million in cash and a $0.3 million note.

For the Year Ended December 31, 2010

On September 1, 2010, Select completed the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”) an operator of long term acute care hospitals, for $210.0 million, including certain assumed liabilities. The amount paid at closing was reduced by $33.1 million for certain assumed liabilities, payments to employees, payments for the purchase of non-controlling interests and an estimated working capital adjustment. The purchase price is subject to a final settlement of net working capital. Regency operated a network of 23 long term acute care hospitals located in nine states. The results of operations of Regency have been included in the Company’s consolidated financial statements since September 1, 2010 and consisted of net operating revenues of $94.4 million and a pre-tax loss of $12.9 million for the four months ended December 31, 2010. Regency’s operations have been included in the specialty hospitals segment.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price was allocated to tangible and identifiable intangible assets and liabilities based upon preliminary estimates of fair value, with the remainder allocated to goodwill. In accordance with the provisions of ASC 350 Intangibles — Goodwill and other, no amortization of goodwill has been recorded. The factors that were considered when deciding to acquire Regency and determining the purchase price that resulted in goodwill included the historical earnings of the acquired long term acute care hospitals, general and administrative cost saving opportunities that could be achieved by utilizing the Company’s infrastructure and the benefits that could be achieved with patients and commercial payors by having a larger network of long term acute care hospitals.

The purchase price allocation is as follows (in thousands):

Cash paid, net of cash acquired of $11.3 million	$165,616

Fair value of net tangible assets acquired:
Accounts receivable	22,656
Other current assets	5,053
Property and equipment	82,688
Other assets	3,379
Current liabilities	(47,366)
Other liabilities	(1,531)

Net tangible assets acquired	64,879
Tradename	16,529
Accreditations	856
Certificates of need	456
Goodwill	82,896

$165,616

Also, during the year ended December 31, 2010, the Company purchased an outpatient rehabilitation business for approximately $0.2 million in cash.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to all businesses acquired in purchase transactions is as follows:

	For the Year Ended December 31,
	2008	2009	2010
	(In thousands)

Cash paid (net of cash acquired)	$7,624	$21,381	$165,802
Notes issued	1,001	284	—

	8,625	21,665	165,802
Liabilities assumed	253	137	48,479

	8,878	21,802	214,281
Fair value of assets acquired, principally accounts receivable and property and equipment	1,120	2,034	113,894
Trademark	—	—	16,529
Accreditations	—	—	856
Certificates of need	—	—	456
Non-controlling interest	461	(21,840)	(437)

Cost in excess of fair value of net assets acquired (goodwill)	$7,297	$41,608	$82,983

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Regency occurred at the beginning of the periods presented. The acquisitions of the other businesses acquired are not reflected in this pro forma information as their impact is not material. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the periods presented.

	For the Year Ended December 31,
	2009	2010
	(In thousands, except per share data)

Net revenue	$2,615,911	$2,625,235
Net income:
Select Medical Corporation	$111,940	$98,463
Select Medical Holdings Corporation	$88,874	$80,378
Income per common share of Select Medical Holdings Corporation:
Basic	$0.73	$0.47
Diluted	$0.72	$0.47

3.	Assets Held For Sale and Sale of Business Units

Assets Held for Sale

At December 31, 2009 and 2010, the Company had two properties classified as assets held for sale totaling $11.3 million, respectively. The Company sold three properties during 2008 and one property during 2009 for consideration totaling approximately $3.8 million and $1.2 million, respectively. The Company recognized losses on the 2008 property dispositions of approximately $0.4 million and a gain on the 2009 property disposition of approximately $0.1 million.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Business Units

During the year ended December 31, 2008, the Company sold interests in two of its hospitals for $2.7 million. The Company recognized a gain on these transactions of $1.1 million.

4.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2009	2010
	(In thousands)

Land	$49,340	$68,569
Leasehold improvements	85,541	110,734
Buildings	257,480	333,007
Furniture and equipment	208,216	226,411
Construction-in-progress	38,801	19,520

	639,378	758,241
Less: accumulated depreciation	173,247	226,141

Total property and equipment	$466,131	$532,100

Depreciation expense was $62.6 million, $61.8 million and $64.1 million for the years ended December 31, 2008, 2009 and 2010, respectively.

5.	Intangible Assets

Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations. The Company’s most recent impairment assessment was completed during the fourth quarter of 2010 utilizing financial information as of October 1, 2010, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. The majority of the Company’s goodwill resides in its specialty hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an additional fair value review of all assets in the reporting unit. To the extent that the recomputed value of the goodwill is less than the carrying value, an impairment loss would result. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

To determine the fair value of its reporting units, the Company used a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rates, future Adjusted EBITDA margin estimates, future selling, general and administrative expense rates and the industry’s weighted average cost of capital and market multiples. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires the Company to use its knowledge of (1) its industry, (2) its recent transactions, and (3) reasonable performance expectations for its operations. If any one of the above

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions changes or fails to materialize, the resulting decline in the Company’s estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

Intangible assets consist of the following:

	As of December 31, 2009
	Gross Carrying	Accumulated
	Amount	Amortization
	(In thousands)

Amortized intangible assets
Contract therapy relationships	$20,456	$(19,774)
Non-compete agreements	25,909	(20,698)

Total	$46,365	$(40,472)

Indefinite-lived intangible assets
Goodwill	$1,548,269
Trademarks	47,858
Certificates of need	10,207
Accreditations	1,339

Total	$1,607,673

	As of December 31, 2010
	Gross Carrying	Accumulated
	Amount	Amortization
	(In thousands)

Amortized intangible assets
Contract therapy relationships	$20,456	$(20,456)
Non-compete agreements	25,909	(24,263)

Total	$46,365	$(44,719)

Indefinite-lived intangible assets
Goodwill	$1,631,252
Trademarks	64,387
Certificates of need	11,891
Accreditations	2,195

Total	$1,709,725

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2010, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 4.76 years, respectively.

Amortization expense for intangible assets with finite lives follows:

	For the Year Ended December 31
	2008	2009	2010
	(In thousands)

Amortization expense	$8,830	$8,831	$4,247

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the outpatient rehabilitation division of HealthSouth Corporation, Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the HealthSouth non-compete, the Kessler non-compete, the SemperCare non-compete and the Company’s contract therapy relationships are approximately five, six, seven and five years, respectively. During 2010 the non-compete agreement related to the acquisition of Kessler Rehabilitation Corporation and the Company’s contract therapy relationships were fully amortized. Amortization expense related to the remaining intangible assets for each of the next five years commencing January 1, 2011 is approximately as follows (in thousands):

Year	Amount

2011	$1,306
2012	340
2013	0
2014	0
2015	0

The changes in the carrying amount of goodwill for the Company’s reportable segments for the years ended December 31, 2009 and 2010 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(In thousands)

Balance as of January 1, 2009	$1,227,848	$278,813	$1,506,661
Goodwill acquired during year	19,865	21,743	41,608

Balance as of December 31, 2009	1,247,713	300,556	1,548,269
Goodwill acquired during year	82,896	87	82,983

Balance as of December 31, 2010	$1,330,609	$300,643	$1,631,252

6.	Restructuring Reserves

In connection with the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation, the Company recorded an estimated liability of $18.7 million in 2007 for business restructuring which was accounted for as additional purchase price. This reserve primarily included costs associated with workforce reductions and lease termination costs in accordance with the Company’s restructuring plan.

Also, related to the acquisition of all the issued and outstanding equity securities of Regency (Note 2) an operator of long term acute care hospitals, the Company recorded an estimated liability of $4.3 million in 2010 for business restructuring related to lease termination costs.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the Company’s restructuring activity:

	Lease
	Termination
	Costs	Severance	Other	Total
	(In thousands)

January 1, 2008	$10,677	$3,945	$862	$15,484
Amounts paid in 2008	(3,630)	(2,953)	(793)	(7,376)

December 31, 2008	7,047	992	69	8,108
Amounts paid in 2009	(3,369)	(483)	—	(3,852)
Revision of estimate	578	(509)	(69)	—

December 31, 2009	4,256	—	—	4,256
2010 acquisition restructuring reserve	4,308	—	—	4,308
Amounts paid in 2010	(1,108)	—	—	(1,108)
Revision of estimate	(702)	—	—	(702)

December 31, 2010	$6,754	$—	$—	$6,754

The Company expects to pay out the remaining lease termination costs through 2014 for the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and through 2015 for the lease cost related to the Regency acquisition.

7.	Long-Term Debt and Notes Payable

The components of long-term debt and notes payable are shown in the following tables:

	Holdings
	December 31,
	2009	2010
	(In thousands)

7 5/8% senior subordinated notes	$611,500	$611,500
Senior secured credit facility:
Revolving Loan	—	25,000
Tranche B Term Loan	191,753	191,268
Tranche B-1 Term Loan	291,314	290,576
10% senior subordinated notes	137,284	139,177
Senior floating rate notes	167,300	167,300
Seller notes	971	886
Other	5,449	5,062

Total debt	1,405,571	1,430,769
Less: current maturities	4,145	149,379

Total long-term debt	$1,401,426	$1,281,390

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Select
	December 31,
	2009	2010
	(In thousands)

7 5/8% senior subordinated notes	$611,500	$611,500
Senior secured credit facility:
Revolving Loan	—	25,000
Tranche B Term Loan	191,753	191,268
Tranche B-1 Term Loan	291,314	290,576
Seller notes	971	886
Other	5,449	5,062

Total debt	1,100,987	1,124,292
Less: current maturities	4,145	149,379

Total long-term debt	$1,096,842	$974,913

Senior Secured Credit Facility

On March 19, 2007, Select entered into an Amendment No. 2 and Waiver to its senior secured credit facility (“Amendment No. 2”), and on March 28, 2007, Select entered into an Incremental Facility Amendment with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 2 increased the general exception to the prohibition on asset sales under Select’s senior secured credit facility from $100.0 million to $200.0 million, relaxed certain financial covenants starting March 31, 2007 and waived Select’s requirement to prepay certain term loan borrowings following its fiscal year ended December 31, 2006. The Incremental Facility Amendment provided to Select an incremental term loan of $100.0 million, the proceeds of which was used to pay a portion of the purchase price for substantially all of the outpatient rehabilitation division of Health South Corporation.

On August 5, 2009, Select entered into Amendment No. 3 to its senior secured credit facility with a group of holders of Tranche B term loans and JPMorgan Chase Bank, N.A., as administrative agent. Amendment No. 3 extended the maturity of $384.5 million principal amount of Trance B term loans from February 24, 2012 to August 22, 2014. Holders of Tranche B term loans that extended the maturity of their Tranche B term loans now hold Tranche B-1 term loans that mature on August 22, 2014, and holders of Tranche B term loans that did not extend the maturity of their Tranche B term loans continue to hold Tranche B term loans that mature on February 24, 2012. The applicable rate for the Tranche B-1 term loans under Select’s senior secured credit facility was set at 3.75% for adjusted LIBOR loans and 2.75% for alternate base rate loans. Select may apply future voluntary prepayments entirely to Tranche B term loans or pro rata between Tranche B term loans and Tranche B-1 term loans. Under the terms of Amendment No. 3, if, prior to August 5, 2011, Select’s senior secured credit facility is amended to reduce the applicable rate for Tranche B-1 term loans, then Select will be required to pay a fee in an amount equal to 1% of the outstanding Tranche B-1 term loans held by those holders of Tranche B-1 term loans that agree to amend the senior secured credit facility to reduce the applicable rate. In addition, if, prior to August 5, 2011, Select makes any prepayment of Tranche B-1 term loans with proceeds of any term loan indebtedness, Select will be required to pay a fee to holders of Tranche B-1 term loans in an amount equal to 1% of the outstanding Tranche B-1 term loans that are being prepaid.

On June 7, 2010 Select entered into an Assignment and Assumption and Amendment No. 4 (“Amendment No. 4”) to its senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 4 extended the maturity of all $300.0 million of commitments under Select’s revolving credit facility from February 24, 2011 to August 22, 2013, and made related technical changes to

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its senior secured credit facility. The applicable margin percentage for extended revolving loans and the commitment fee rate for extended revolving commitments have increased and will be determined based on a pricing grid set forth in Amendment No. 4. Under the pricing grid, the applicable margin percentage for revolving ABR loans ranges from 2% per annum to 3% per annum, the applicable margin percentage for revolving Eurodollar loans ranges from 3% per annum to 4% per annum, and the commitment fee rate for extended revolving commitments ranges from 0.375% to 0.75%.

On June 7, 2010, Select also entered into an Amendment No. 4-A to its senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Amendment No. 4-A made a technical change to the senior secured credit facility that permits Select to refinance existing indebtedness with the proceeds of new indebtedness, including the refinancing of existing senior subordinated indebtedness with the proceeds of new senior subordinated indebtedness.

At December 31, 2010 our senior secured credit facility consisted of:

•	a $300.0 million revolving loan facility that will terminate on August 22, 2013, including both a letter of credit sub-facility and a swingline loan sub-facility,

•	$191.3 million in Tranche B term loans that mature on February 24, 2012, and

•	$290.6 million in Tranche B-1 term loans that mature on August 22, 2014.

The interest rates per annum applicable to loans, other than swingline loans and Tranche B-1 term loans, under Select’s senior secured credit facility are, at Select’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The interest rates per annum applicable to Tranche B-1 term loans under Select’s senior credit facility are, at Select’s option, equal to either an alternate base rate or an adjusted LIBOR rate for a three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The alternate base rate is the greater of (1) JPMorgan Chase Bank, N.A.’s prime rate and (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York. The adjusted LIBOR rate is determined by reference to settlement rates established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which Select’s lenders are subject. The applicable margin percentage for borrowings under Select’s revolving loans is subject to change based upon the ratio of Select’s total indebtedness to consolidated EBITDA (as defined in the credit agreement). The applicable margin percentage for revolving loans is currently (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans. The applicable margin percentages for Tranche B term loans are (1) 1.00% for alternate base rate loans and (2) 2.00% for adjusted LIBOR loans. The applicable margin percentages for Tranche B-1 term loans are (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBOR loans. The weighted average interest rate for the years ended December 31, 2009 and 2010 was 5.9%.

On the last business day of each calendar quarter Select is required to pay a commitment fee in respect of any unused commitment under the revolving credit facility. The annual commitment fee is currently 0.50% and is subject to adjustment based upon the ratio of Select’s total indebtedness to its consolidated EBITDA (as defined in the credit agreement). Availability under the revolving credit facility at December 31, 2010 was approximately $246.0 million. Select is authorized to issue up to $50.0 million in letters of credit. Letters of credit reduce the capacity under the revolving credit facility and bear interest at applicable margins based on financial ratio tests. Approximately $29.0 million in letters of credit were outstanding at December 31, 2010.

The senior secured credit facility requires Select to comply on a quarterly basis with certain financial covenants, including an interest coverage ratio test and a maximum leverage ratio test. In addition, the senior secured credit facility includes various negative covenants, including with respect to indebtedness, liens, investments, permitted businesses and transactions and other matters, as well as certain customary representations and

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warranties, affirmative covenants and events of default including payment defaults, breach of representations and warranties, covenant defaults, cross defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting the senior secured credit facility to be in full force and effect and change of control. If such an event of default occurs, the lenders under the senior secured credit facility are entitled to take various actions, including the acceleration of amounts due under the senior secured credit facility and all actions permitted to be taken by a secured creditor. As of December 31, 2010, Select was in compliance with all debt covenants related to the senior secured credit facility.

Select’s senior secured credit facility is guaranteed by Holdings and substantially all of Select’s current subsidiaries and will be guaranteed by substantially all of Select’s future subsidiaries and secured by substantially all of its existing and future property and assets and by a pledge of its capital stock and the capital stock of its subsidiaries.

During the year ended December 31, 2009, the Company made $168.4 million in prepayments on the term loan portion of its senior secured credit facility from the proceeds from the Company’s initial public offering of common stock (Note 8). Of these payments $156.3 million were mandatory repayments representing 50% of the net proceeds from the Company’s initial public offering and $12.1 million were voluntary. In connection with these prepayments, the Company wrote-off $2.9 million of unamortized deferred financing costs related to the term loan portion of its senior secured credit facility that is reported in the gain on early retirement of debt on the consolidated statement of operations.

Senior Subordinated Notes

On February 24, 2005, EGL Acquisition Corp. sold $660.0 million of 7 5/8% Senior Subordinated Notes due 2015 which Select assumed in the Merger. The net proceeds of the offering were used to finance a portion of the Merger consideration, refinance certain of Select’s existing indebtedness, and pay related fees and expenses. The senior subordinated notes are unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries that were not wholly-owned by Select did not guarantee the senior subordinated notes (the “Non-Guarantor Subsidiaries”). The guarantees of the senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior secured credit facility. The senior subordinated notes rank equally in right of payment with all of Select’s existing and future senior subordinated indebtedness and senior to all of Select’s existing and future subordinated indebtedness. The senior subordinated notes were not guaranteed by Holdings.

Select will be entitled at its option to redeem all or a portion of the senior subordinated notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest to the redemption date, if redeemed during the twelve-month period commencing on February 1st of the years set forth below:

Year	Redemption Price

2010	103.813%
2011	102.542%
2012	101.271%
2013 and thereafter	100.000%

Select is not required to make any mandatory redemption or sinking fund payments with respect to the senior subordinated notes. However, upon the occurrence of any change of control of Select, each holder of the senior subordinated notes shall have the right to require Select to repurchase such holder’s notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The indenture governing the senior subordinated notes contains customary events of default and affirmative and negative covenants that, among other things, limit Select’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger. As of December 31, 2010, Select was in compliance with all debt covenants related to the senior subordinated notes.

During the year ended December 31, 2008, Select repurchased a portion of the senior subordinated notes outstanding for approximately $1.0 million. These notes had a carrying value of $2.0 million. A gain on early retirement of debt in the amount of $0.9 million was recognized on the transaction which included the write-off of the unamortized deferred financing costs related to the debt.

During the year ended December 31, 2009, the Company paid approximately $30.1 million to repurchase and retire a portion of the outstanding senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized, which was net of the write-off of $1.0 million in unamortized deferred financing costs related to the debt.

Senior Floating Rate Notes

On September 29, 2005, Holdings, whose primary asset is its investment in Select, issued $175.0 million of Senior Floating Rate Notes, due 2015. The senior floating rate notes are senior unsecured obligations of Holdings and bear interest at a floating rate, reset semi-annually, equal to 6-month LIBOR plus 5.75%. Simultaneously with the financing, Select entered into two interest rate swap agreements, effectively fixing the interest rate of the notes for four years. The senior floating rate notes are not guaranteed by Select or any of its subsidiaries.

Payment of interest expense on the senior floating rate notes is expected to be funded through periodic dividends from Select. The terms of Select’s senior secured credit facility, as well as the indenture governing Select’s senior subordinated notes, and certain other agreements, restrict Select and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit such subsidiaries to provide Holdings with sufficient distributions to fund interest and principal payments on the senior floating rate notes when due, Holdings may default on its notes unless other sources of funding are available.

Holdings will be entitled at its option to redeem all or a portion of the senior floating rate notes at the following redemption prices (expressed in percentages of principal amount on the redemption date) plus accrued interest to the redemption date, if redeemed during the twelve month period commencing on September 15th of the years set forth below:

Year	Redemption Price

2010	101.00%
2011	100.00%

Holdings is not required to make any mandatory redemption or sinking fund payments with respect to the senior floating rate notes. However, upon the occurrence of any change of control of Holdings, each holder of the senior floating rate notes shall have the right to require Holdings to repurchase such notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the senior floating rate notes contains customary events of default and affirmative and negative covenants that, among other things, limit Holdings’ ability and the ability of its restricted subsidiaries, including Select, to: incur additional indebtedness and issue or sell preferred stock; pay dividends on, redeem or repurchase capital stock; make certain investments; create certain liens; sell certain assets; incur obligations that

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrict the ability of its subsidiaries to make dividends or other payments; guarantee indebtedness; engage in transactions with affiliates; create or designate unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis. As of December 31, 2010, Holdings was in compliance with all debt covenants related to the senior floating rate notes.

During the year ended December 31, 2009, the Company paid approximately $6.5 million to repurchase and retire a portion of the outstanding senior floating rate notes with a carrying value of $7.7 million. A gain on the early retirement of debt in the amount of $1.1 million was recognized in 2009 which was net of the write off of $0.1 million in unamortized deferred financing costs related to the debt.

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

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the years after 2010 are approximately as follows:

	Holdings	Select
	(In thousands)

2011	149,379	149,379
2012	51,373	51,373
2013	28,278	28,278
2014	282,041	282,041
2015	918,212	611,735
2016 and beyond	1,486	1,486

8.	Stockholders’ Equity

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On September 30, 2009, Holdings restated its certificate of incorporation to authorized the issuance of 700,000,000 shares of $0.001 par value common stock. Holdings had 61,465,611 and 159,980,544 shares of common stock outstanding at December 31, 2008 and 2009, respectively. During the year ended December 31, 2008, Holdings issued 24,589 shares and repurchased 30,000 shares of common stock. In addition, during the year ended December 31, 2008, 78,799 shares of restricted common stock were forfeited. During the year ended December 31, 2009, Holdings issued 33,640,542 shares, of which 33,602,700 shares were shares issued in connection with the Company’s initial public offering of stock, issued 64,276,974 related to the conversion of its participating preferred stock and repurchased 16,200 shares of common stock. In addition, during the year ended December 31, 2008, 613,610 shares of restricted common stock were granted.

In November 2010, the board of directors of Holdings authorized a program to repurchase up to $100.0 million worth of shares of its common stock. The program will remain in effect until January 31, 2012, unless extended by the board of directors. Funding for this program has come from cash on hand and borrowings under the revolving credit facility. Through December 31, 2010, the Company has repurchased 6,905,700 shares at a cost of $44.1 million which includes related transaction costs. Also during the year ended December 31, 2010, the Company granted 1,380,000 shares of restricted stock and issued 64,181 shares of common stock related to the exercise of stock options.

9.	Long-Term Incentive Compensation

On June 2, 2005, Holdings adopted a Long-Term Cash Incentive Plan (“cash plan”). On August 12, 2009, the board of directors amended the Cash Plan to provide for payment under the Cash Plan of $18.0 million upon the completion of an initial public offering on or prior to March 31, 2010. Since the initial public offering was completed before March 31, 2010, the Company paid out the $18.0 million (Note 8), which is included in general and administrative expenses for the year ended December 31, 2009. Following this payment, all units under the Cash Plan were forfeited and participants in the Cash Plan are not entitled to any further benefits or payments under the cash plan.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Option and Restricted Stock Plans

On February 25, 2005, Holdings adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan (the “Plan”). The equity incentive plan provides for grants of restricted stock and stock options of Holdings. In addition, on August 10, 2005 the board of directors of Holdings authorized a director equity incentive plan (“Director Plan”) for non-employee directors. On November 8, 2005 the board of directors of Holdings formally approved the Director Plan and on August 12, 2009, the board of directors and stockholders of Holdings approved an amendment and restatement of the Director Plan. This amendment authorized Holdings to issue under the Director Plan options to purchase up to 75,000 shares of its common stock and restricted stock awards covering up to 150,000 shares of its common stock.

The options generally vest over five years and have an option term not to exceed ten years. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 4.5% in 2008 and expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.4% in 2009 and expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.4% for 2010. The following is a summary of stock option grants under the Plan and Director Plan from January 1, 2008 through December 31, 2010:

	Number of Options		Fair Value of
	Granted	Exercise Price	Common Stock
	(In thousands, except per share amounts)

February 13, 2008	60	$8.33	$3.27
May 13, 2008	8	8.33	3.27
August 20, 2008	121	10.00	10.00
November 13, 2008	6	10.00	10.00
March 3, 2009	15	10.00	10.00
August 12, 2009	12	10.00	10.00
November 23, 2009	1,430	9.18	9.18
February 10, 2010	30	8.90	8.90
May 11, 2010	10	8.66	8.66
August 11, 2010	15	6.94	6.94

Stock option transactions and other information related to the Plan are as follows:

			Weighted Average
	Price Per Share	Shares	Exercise Price
	(In thousands, except per share amounts)

Balance, January 1, 2009	$3.33-10.00	1,431	$6.70
Granted	9.18-10.00	1,445	9.19
Exercised	3.33-8.33	(38)	3.87
Canceled	3.33-10.00	(44)	7.83

Balance, December 31, 2009	$3.33-10.00	2,794	$8.01
Granted	6.94-8.90	55	8.32
Exercised	3.33-8.33	(64)	3.75
Canceled	8.33-10.00	(69)	8.81

Balance, December 31, 2010	$3.33-10.00	2,716	$8.09

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information with respect to the outstanding options as of December 31, 2010 for the Plan is as follows:

		Weighted
		Average
	Number	Remaining	Number
Exercise Price	Outstanding	Contractual Life	Exercisable
	(In thousands, except per share amounts)

$3.00 – 4.00	406	3.99	400
6.00 – 7.00	15	9.61	—
8.00 – 9.00	776	6.21	534
9.01 – 10.00	1,519	8.75	332

The weighted average remaining contractual term for all outstanding options is 7.32 years and the weighted average remaining contractual term of exercisable options is 5.98 years.

The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $0.3 million, $0.2 million and $0.1 million respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 was $1.6 million and $1.6 million, respectively.

Transactions and other information related to the Director’s Plan are as follows:

			Weighted Average
	Price Per Share	Shares	Exercise Price
	(In thousands, except per share amounts)

Balance, January 1, 2009	$3.33-10.00	51	$7.06
Granted	10.00	12	10.00

Balance, December 31, 2009	$3.33-10.00	63	$7.62
Granted	—	—	—

Balance, December 31, 2010	$3.33-10.00	63	$7.62

Additional information with respect to the outstanding options as of December 31, 2010 for the Director’s Plan is as follows:

		Weighted
		Average
	Number	Remaining	Number
Exercise Price	Outstanding	Contractual Life	Exercisable
	(In thousands, except per share amounts)

$3.00 – 4.00	18	4.61	18
8.00 – 9.00	18	6.24	13
9.01 – 10.00	27	8.12	8

The weighted average remaining contractual term for all outstanding options is 6.58 years and the weighted average remaining contractual term of exercisable options is 5.84 years.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2010 were $0.1 million.

Prior to the Company’s initial public offering of common stock, the fair value of the restricted stock awards were determined by estimating the per share fair value of common equity on a minority, non-marketable basis utilizing a version of the income approach referred to as “The Probability-Weighted Expected Return Method.” This method estimates the value of common stock based upon an analysis of future values assuming an initial public offering, sale and continued operation as a viable private enterprise. Subsequent to the Company’s initial public

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

offering of common stock, the fair value of the Company’s restricted stock is based on the closing stock price on the date grant.

The following is a summary of restricted stock issuances from January 1, 2008 through December 31, 2010:

	Number of Shares Issued	Fair Value of Common Stock

August 12, 2009	364	$10.00
November 23, 2009	250	9.18
August 11, 2010	30	6.94
September 13, 2010	1,000	7.48
November 11, 2010	300	6.29
December 17, 2010	50	7.07

Stock compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2010, is estimated to be as follows:

	2011	2012	2013	2014	2015
	(In thousands)

Stock compensation expense	$2,402	$2,408	$2,342	$1,765	$1,339

The Company recognized the following stock compensation expense related to restricted stock and stock option awards:

	For the Year Ended December 31,
	2008	2009	2010
	(In thousands)

Stock compensation expense:
Included in general and administrative	$1,953	$4,775	$763
Included in cost of services	140	372	1,473

Total	$2,093	$5,147	$2,236

11.	Income Taxes

Significant components of the Company’s tax provision from continuing operations for the years ended December 31, 2008, 2009, and 2010 are as follows:

	Holdings
	For the Year Ended December 31,
	2008	2009	2010
	(In thousands)

Current:
Federal	$(262)	$3,200	$25,102
State and local	4,569	7,213	7,076

Total current	4,307	10,413	32,178
Deferred	21,756	27,103	9,450

Total income tax provision	$26,063	$37,516	$41,628

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Select
	For the Year Ended December 31,
	2008	2009	2010
	(In thousands)

Current:
Federal	$(262)	$15,671	$34,854
State and local	4,569	7,213	7,076

Total current	4,307	22,884	41,930
Deferred	33,027	27,103	9,450

Total income tax provision	$37,334	$49,987	$51,380

The differences between the expected income tax provision from operations and income taxes computed at the federal statutory rate of 35% were as follows:

	Holdings
	For the Year Ended December 31,
	2008	2009	2010

Expected federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	6.0	5.4	4.6
Other permanent differences	2.2	1.1	0.9
Valuation allowance	8.4	(0.6)	(4.8)
Uncertain tax positions	2.3	0.5	(0.8)
IRS audit settlements	—	(8.0)	—
Non-controlling interest	(3.5)	(1.0)	(1.3)
Other	(0.2)	(0.1)	—

Total	50.2%	32.3%	33.6%

	Select
	For the Year Ended December 31,
	2008	2009	2010

Expected federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	3.5	4.0	3.7
Other permanent differences	1.3	0.9	0.8
Valuation allowance	5.1	(0.4)	(4.0)
Uncertain tax positions	1.4	0.4	(0.7)
IRS audit settlements	—	(6.2)	—
Non-controlling interest	(1.9)	(0.8)	(1.1)
Other	—	—	0.1

Total	44.4%	32.9%	33.8%

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred tax assets and liabilities is as follows:

	Holdings
	December 31,
	2009	2010
	(In thousands)

Deferred tax assets (liabilities) — current
Allowance for doubtful accounts	$4,461	$3,419
Compensation and benefit related accruals	25,937	27,000
Malpractice insurance	2,402	2,112
Restructuring reserve	1,700	2,683
Inpatient medical services	—	(4,138)
Net operating loss carry forwards	559	558
Interest rate swap	4,598	—
Other accruals, net	467	1,670

Net deferred tax asset — current	40,124	33,304

Deferred tax assets (liabilities) — non-current
Expenses not currently deductible for tax	190	346
Excess capital loss carry forwards	6,418	6,381
Net operating loss carry forwards	26,133	27,158
Restricted stock	(145)	304
Compensation and benefit related accruals	4,140	5,859
Malpractice insurance	9,947	11,011
Depreciation and amortization	(79,776)	(92,470)
Other	(2,892)	(3,690)

Net deferred tax liability — non-current	(35,985)	(45,101)

Net deferred taxes before valuation allowance	4,139	(11,797)
Valuation allowance	(22,372)	(16,623)

Net deferred taxes	$(18,233)	$(28,420)

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Select
	December 31,
	2009	2010
	(In thousands)

Deferred tax assets (liabilities) — current
Allowance for doubtful accounts	$4,461	$3,419
Compensation and benefit related accruals	25,937	27,000
Malpractice insurance	2,402	2,112
Restructuring reserve	1,700	2,683
Inpatient medical services	—	(4,138)
Net operating loss carry forwards	559	558
Interest rate swap	4,598	—
Other accruals, net	467	1,670

Net deferred tax asset — current	40,124	33,304

Deferred tax assets (liabilities) — non-current
Expenses not currently deductible for tax	190	346
Excess capital loss carry forwards	6,418	6,381
Net operating loss carry forwards	26,133	27,158
Restricted stock	(145)	304
Compensation and benefit related accruals	4,140	5,859
Malpractice insurance	9,947	11,011
Depreciation and amortization	(79,776)	(92,470)
Other	(2,892)	(3,690)

Net deferred tax liability — non-current	(35,985)	(45,101)

Net deferred taxes before valuation allowance	4,139	(11,797)
Valuation allowance	(22,372)	(16,623)

Net deferred taxes	$(18,233)	(28,420)

The valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses, capital losses and other net deferred tax assets of loss entities. The net deferred tax liabilities at December 31, 2009 and 2010 of approximately $18.2 million and $28.4 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed an assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income and the impact of tax-planning strategies that management plans to implement. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the existing valuation allowance, will be realized.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total state net operating losses are approximately $577.0 million. State net operating loss carry forwards expire and are subject to gross valuation allowances as follows (in thousands):

	State Net	Gross
	Operating	Valuation
	Losses	Allowance

2011	6,495	6,495
2012	12,323	12,317
2013	57,888	56,177
2014	13,829	8,963
Thereafter through 2030	486,074	312,008

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

The reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies — January 1, 2008	$21,413
Reductions for tax positions taken in prior periods due primarily to statute expiration	(839)
Additions for existing tax positions taken	1,918

Gross tax contingencies — December 31, 2008	$22,492
Reductions for tax positions taken in prior periods due primarily to statute expiration	(1,774)
Additions for existing tax positions taken	2,017

Gross tax contingencies — December 31, 2009	22,735
Regency Management Company contingencies	915
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,972)
Additions for existing tax positions taken	1,632

Gross tax contingencies — December 31, 2010	$22,310

As of December 31, 2009 and 2010, the Company had $22.7 million and $22.3 million of unrecognized tax benefits, respectively, all of which, if fully recognized, would affect the Company’s effective income tax rate.

As of December 31, 2010, changes to the Company’s gross unrecognized tax benefits that are reasonably possible in the next 12 months are not material. The Company’s policy is to include interest related to income taxes in income tax expense. As of December 31, 2009 and December 31, 2010, the Company had accrued interest related to income taxes of $1.0 million and $1.1 million, respectively, net of federal income taxes. Interest recognized for the years ended December 31, 2008, 2009 and 2010 was $0.3 million, $0.4 million, and $0.4 million, respectively, net of federal income tax benefits.

The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state, local and foreign income tax matters have been concluded through 2005.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as HCE’s (highly compensated employees) may contribute up to 30% of their salary; HCE’s may contribute up to 6% of their salary. The Plan provides a discretionary company match which is determined annually. Currently, the Company matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee’s hire date. The expense incurred by the Company related to this plan was $11.7 million, $8.4 million and $6.0 million during the years ended December 31, 2008, 2009 and 2010, respectively.

13.	Segment Information

The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, stock compensation expense, long-term incentive compensation, depreciation and amortization, gain on early retirement of debt, equity in losses of unconsolidated subsidiaries and other income (expense).

The following table summarizes selected financial data for the Company’s reportable segments:

	Year Ended December 31, 2008
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(In thousands)

Net revenue	$1,488,412	$664,760	$190	$2,153,362
Adjusted EBITDA	236,388	77,279	(43,380)	270,287
Total assets(1):
Select Medical Corporation	1,910,402	504,869	147,154	2,562,425
Select Medical Holdings Corporation	1,910,402	504,869	164,198	2,579,469
Capital expenditures	40,069	13,271	3,164	56,504

	Year Ended December 31, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(In thousands)

Net revenue	$1,557,821	$681,892	$158	$2,239,871
Adjusted EBITDA	290,370	89,072	(49,215)	330,227
Total assets(1):
Select Medical Corporation	1,936,416	497,925	150,751	2,585,092
Select Medical Holdings Corporation	1,936,416	497,925	153,805	2,588,146
Capital expenditures	46,452	9,940	1,485	57,877

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(In thousands)

Net revenue	$1,702,165	$688,017	$108	$2,390,290
Adjusted EBITDA	284,558	83,772	(61,251)	307,079
Total assets(1):
Select Medical Corporation	2,162,726	481,828	75,018	2,719,572
Select Medical Holdings Corporation	2,162,726	481,828	77,532	2,722,086
Capital expenditures	39,237	9,449	3,075	51,761

(1)	The specialty hospital segment includes $12.5 million, $11.3 million and $11.3 million in real estate assets held for sale on December 31, 2008, 2009 and 2010, respectively.

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Year Ended December 31, 2008
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
			(In thousands)

Adjusted EBITDA	$236,388	$77,279	(43,380)
Depreciation and amortization	(43,938)	(24,315)	(3,533)
Stock compensation expense	—	—	(2,093)

				Select
				Medical	Select
				Holdings	Medical
				Corporation	Corporation

Income (loss) from operations	$192,450	$52,964	$(49,006)	$196,408	$196,408
Gain on early retirement of debt				912	912
Other expense				—	(2,802)
Interest expense, net				(145,423)	(110,418)

Income before income taxes				$51,897	$84,100

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
	(In thousands)

Adjusted EBITDA	$290,370	$89,072	$(49,215)
Depreciation and amortization	(42,479)	(24,963)	(3,539)
Long-term incentive compensation	—	—	(18,261)
Stock compensation expense	—	—	(5,147)

				Select
				Medical	Select
				Holdings	Medical
				Corporation	Corporation

Income (loss) from operations	$247,891	$64,109	$(76,162)	$235,838	$235,838
Gain on early retirement of debt				13,575	12,446
Other income (expense)				(632)	3,204
Interest expense, net				(132,377)	(99,451)

Income before income taxes				$116,404	$152,037

	Year Ended December 31, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
	(In thousands)

Adjusted EBITDA	$284,558	$83,772	$(61,251)
Depreciation and amortization	(45,116)	(20,444)	(3,146)
Stock compensation expense	—	—	(2,236)

				Select
				Medical	Select
				Holdings	Medical
				Corporation	Corporation

Income (loss) from operations	$239,442	$63,328	$(66,633)	$236,137	$236,137
Equity in losses of unconsolidated subsidiaries				(440)	(440)
Other income (expense)				632	632
Interest expense, net				(112,337)	(84,472)

Income before income taxes				$123,992	$151,857

14.	Income (Loss) per Share

The Company applies the two-class method for calculating and presenting income (loss) per common share. The two-class method is an earnings (loss) allocation formula that determines earnings (losses) per share for each class of stock participation rights in undistributed earnings (losses). Effective January 1, 2009 the Financial Accounting Standards Board clarified that share based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. Participating securities are defined as securities that participate in dividends with common stock according to a

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

predetermined formula. These participating securities should be included in the computation of basic earnings per share under the two class method. Based upon the clarification made by FASB, the Company concluded that its non-vested restricted stock awards meet the definition of a participating security and should be included in the Company’s computation of basic earnings per share. The earnings per share calculations for the year ended December 31, 2008 has been revised to reflect this clarification; however, the clarification had no impact on earnings per share for the year ended December 31, 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Year Ended December 31,
	2008	2009	2010
	(In thousands, except per share amounts)

Numerator:
Net income attributable to Select Medical Holdings Corporation	$22,441	$75,282	$77,644
Less: Preferred dividends	24,972	19,537	—
Less: Earnings allocated to unvested restricted stockholders	—	429	322
Less: Earnings (losses) allocated to preferred stockholders	(254)	3,025	—

Net income (loss) available to common stockholders	$(2,277)	$52,291	$77,322

Denominator:
Weighted average shares — basic	59,566	85,587	159,184
Effect of dilutive securities:
Stock options	—	458	258

Weighted average shares — diluted	59,566	86,045	159,442

Basic income (loss) per common share:	$(0.04)	$0.61	$0.49
Diluted income (loss) per common share:	$(0.04)	$0.61	$0.48

The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2008	2009	2010
	(In thousands)

Stock options	1,140	142	2,390

15.	Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of Select’s senior secured credit facility was $483.1 million and $506.8 million at December 31, 2009 and December 31, 2010, respectively. The fair value of Select’s senior secured credit facility was $471.0 million and $497.7 million at December 31, 2009 and December 31, 2010, respectively. The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of the 7 5/8% senior subordinated notes was $611.5 million at both December 31, 2009 and December 31, 2010. The fair value of the 7 5/8% senior subordinated notes was $593.2 million and $616.1 million at December 31, 2009 and December 31, 2010, respectively. The fair value of this registered debt was based on quoted market prices.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying value of the senior floating rate notes was $167.3 million at both December 31, 2009 and December 31, 2010. The fair value of the senior floating rate notes was $155.6 million and $156.0 million at December 31, 2009 and December 31, 2010, respectively. The fair value of this registered debt was based on quoted market prices.

Interest Rate Swaps

The Company is exposed to the impact of interest rate changes. In the past the Company entered into interest rate swap agreements to manage the impact of the interest rate changes on earnings and cash flows. For the portion of the swaps that qualified as a hedge, the interest rate swaps were reflected at fair value in the consolidated balance sheet and the related loss of $7.6 million, net of tax, a gain of $4.3 million, net of tax and a gain of $8.9 million, net of tax was recorded in Holdings’ stockholders’ equity as a component of other comprehensive income (loss) for the years ended December 31, 2008, 2009 and 2010, respectively. Select recorded a loss of $6.5 million, net of tax, a gain of $2.5 million, net of tax, and a gain of $8.9 million, net of tax for the years ended December 31, 2008, 2009 and 2010, respectively, related to the swaps in stockholder’s equity as a component of other comprehensive income (loss). At December 31, 2010, Select has no outstanding interest swap contracts.

16.	Related Party Transactions

The Company is party to various rental and other agreements with companies owned by related parties affiliated through common ownership or management. The Company made rental and other payments aggregating $3.3 million during the year ended December 31, 2008, $4.0 million during the year ended December 31, 2009 and $3.9 million during the year ended December 31, 2010 to the affiliated companies.

As of December 31, 2010, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2011	3,360
2012	3,452
2013	3,447
2014	3,398
2015	2,990
Thereafter	24,854

$41,501

17.	Commitments and Contingencies

Leases

The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2010 are approximately as follows (in thousands):

2011	125,513
2012	98,302
2013	72,851
2014	54,858
2015	41,026
Thereafter	354,947

$747,497

Total rent expense for operating leases, including cancelable leases, for the years ended December 31, 2008, 2009 and 2010 was $139.3 million, $145.3 million and $154.8 million, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility rent expense for the years ended December 31, 2008, 2009 and 2010 was $110.2 million, $117.1 million and $118.3 million, respectively.

Construction Commitments

At December 31, 2010, the Company has outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $9.9 million.

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

In September 2010, the Company entered into a three year employment agreement with David Chernow. Under this agreement, Mr. Chernow currently receives a total annual salary of $640,000 per year. The employment agreement also contains a change of control provision. Except in connection with a change of control, if Select terminates Mr. Chernow’s employment for any reason other than for cause and other than due to death or disability, Mr. Chernow will be entitled to receive an amount equal to twelve months of his base salary, payable over the twelve month period following such termination. After three years the term of the employment agreement will automatically renew for successive one year terms unless either Mr. Chernow or Select provides notice of non-renewal to the other party at least 60 days prior to the expiration of the then current term.

The Company has entered into change in control agreements with six other members of senior management.

A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team for the team’s headquarters complex that requires a payment of $2.7 million in 2011. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its hospitals in Columbus, Ohio. The Company understands that the subpoena was issued in connection with a qui tam lawsuit and that the government has been investigating the matter to determine whether to intervene. The Company has produced documents in response to the subpoena and has fully cooperated with the government’s investigation. The Company is in discussions with the government to attempt to resolve this matter in a manner satisfactory to the Company and the government. Any settlement is not expected to be material to the Company’s financial position.

18.	Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2008, 2009 and 2010:

	For the Year Ended December 31,
	2008	2009	2010
	(In thousands)

Dividends declared to Holdings (Select Medical Corporation)(1)	$16,500	$12,900	$12,600
Notes issued with acquisitions (Note 2)	1,001	284	—
Liabilities assumed with acquisitions (Note 2)	253	137	48,479

(1)	Recorded in accrued other liabilities on the consolidated balance sheet of Select Medical Corporation.

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2009 and 2010 the years ended December 31, 2008, 2009 and 2010.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Non-Guarantor Subsidiaries at December 31, 2010:

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
Regency Hospital of Fort Worth, LLP
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
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Balance Sheet
December 31, 2010

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$149	$3,567	$649	$—		$4,365
Accounts receivable, net	—	314,123	39,309	—		353,432
Current deferred tax asset	8,007	19,226	3,421	—		30,654
Prepaid income taxes	12,699	—	—	—		12,699
Other current assets	4,560	20,127	3,489	—		28,176

Total Current Assets	25,415	357,043	46,868	—		429,326
Property and equipment, net	6,806	467,554	57,740	—		532,100
Investment in subsidiaries	2,667,767	81,839	—	(2,749,606	)(a)(b)	—
Goodwill	—	1,631,252	—	—		1,631,252
Other identifiable intangibles	—	80,119	—	—		80,119
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,293	12,022	1,118	—		35,433

Total Assets	$2,733,623	$2,629,829	$105,726	$(2,749,606)		$2,719,572

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$18,792	$—	$—	$—		$18,792
Current portion of long-term debt and notes payable	147,609	758	1,012	—		149,379
Accounts payable	6,027	59,164	9,002	—		74,193
Intercompany accounts	925,741	(832,683)	(93,058)	—		—
Accrued payroll	967	62,539	254	—		63,760
Accrued vacation	3,255	37,948	5,385	—		46,588
Accrued interest	21,198	388	—	—		21,586
Accrued restructuring	—	6,754	—	—		6,754
Accrued other	29,948	79,157	7,351	—		116,456
Due to third party payors	—	12,225	(6,926)	—		5,299

Total Current Liabilities	1,153,537	(573,750)	(76,980)	—		502,807
Long-term debt, net of current portion	429,743	482,858	62,312	—		974,913
Non-current deferred tax liability	2,266	48,976	7,832	—		59,074
Other non-current liabilities	63,483	3,167	—	—		66,650

Total Liabilities	1,649,029	(38,749)	(6,836)	—		1,603,444
Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	834,894	—	—	—		834,894
Retained earnings	249,700	500,700	24,587	(525,287	)(b)	249,700
Subsidiary investment	—	2,167,878	56,441	(2,224,319	)(a)	—

Total Select Medical Corporation Stockholder’s Equity	1,084,594	2,668,578	81,028	(2,749,606)		1,084,594
Non-controlling interest	—	—	31,534	—		31,534

Total Equity	1,084,594	2,668,578	112,562	(2,749,606)		1,116,128

Total Liabilities and Equity	$2,733,623	$2,629,829	$105,726	$(2,749,606)		$2,719,572

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ retained earnings.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

Net operating revenues	$107	$2,060,001	$330,182	$—		$2,390,290

Costs and expenses:
Cost of services	1,473	1,703,096	277,610	—		1,982,179
General and administrative	53,035	9,086	—	—		62,121
Bad debt expense	—	34,267	6,880	—		41,147
Depreciation and amortization	2,837	57,267	8,602	—		68,706

Total costs and expenses	57,345	1,803,716	293,092	—		2,154,153

Income (loss) from operations	(57,238)	256,285	37,090	—		236,137
Other income and expense:
Intercompany interest and royalty fees	(4,057)	4,026	31	—		—
Intercompany management fees	101,878	(86,451)	(15,427)	—		—
Equity in losses of unconsolidated subsidiaries	—	(440)	—	—		(440)
Other income	632	—	—	—		632
Interest expense	(44,921)	(34,965)	(4,586)	—		(84,472)

Income (loss) before income taxes	(3,706)	138,455	17,108	—		151,857
Income tax expense (benefit)	(7,097)	56,271	2,206	—		51,380
Equity in earnings of subsidiaries	92,366	10,647	—	(103,013	)(a)	—

Net income	95,757	92,831	14,902	(103,013)		100,477
Less: Net income attributable to non-controlling interests	—	—	4,720	—		4,720

Net income attributable to Select Medical Corporation	$95,757	$92,831	$10,182	$(103,013)		$95,757

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

Operating activities
Net income	$95,757	$92,831	$14,902	$(103,013	)(a)	$100,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,837	57,267	8,602	—		68,706
Provision for bad debts	—	34,267	6,880	—		41,147
Loss from disposal of assets	4	329	151	—		484
Non-cash gain from interest rate swaps	(632)	—	—	—		(632)
Non-cash stock compensation expense	2,236	—	—	—		2,236
Deferred income taxes	9,450	—	—	—		9,450
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(92,366)	(10,647)	—	103,013	(a)	—
Intercompany	19,079	(4,664)	(14,415)	—		—
Accounts receivable	—	(42,549)	(21,780)	—		(64,329)
Other current assets	826	(1,008)	1,777	—		1,595
Other assets	107	(1,032)	1,193	—		268
Accounts payable	2,798	(9,971)	12	—		(7,161)
Due to third-party payors	—	(4,390)	2,488	—		(1,902)
Accrued expenses	(25,160)	42,387	2,498	—		19,725

Net cash provided by operating activities	14,936	152,820	2,308	—		170,064

Investing activities
Purchases of property and equipment	(3,078)	(33,186)	(15,497)	—		(51,761)
Proceeds from sale of property	—	565	—	—		565
Acquisition of businesses, net of cash acquired	—	(165,802)	—	—		(165,802)

Net cash used in investing activities	(3,078)	(198,423)	(15,497)	—		(216,998)

Financing activities
Equity investment by Holdings	241	—	—	—		241
Borrowings on revolving credit facility	227,000	—	—	—		227,000
Payments on revolving credit facility	(202,000)	—	—	—		(202,000)
Payments on credit facility term loan	(1,223)	—				(1,223)
Borrowings of other debt	5,564	—	783	—		6,347
Principal payments on seller and other debt	(5,589)	(946)	(901)	—		(7,436)
Dividends paid to Holdings	(69,671)	—	—	—		(69,671)
Proceeds from bank overdrafts	18,792	—	—	—		18,792
Intercompany debt reallocation	(65,763)	47,818	17,945	—		—
Distributions to non-controlling interests	—	—	(4,431)	—		(4,431)

Net cash provided by (used in) financing activities	(92,649)	46,872	13,396	—		(32,381)

Net increase (decrease) in cash and cash equivalents	(80,791)	1,269	207	—		(79,315)
Cash and cash equivalents at beginning of period	80,940	2,298	442	—		83,680

Cash and cash equivalents at end of period	$149	$3,567	$649	$—		$4,365

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Balance Sheet
December 31, 2009

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
			(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$80,940	$2,298	$442	$—		$83,680
Accounts receivable, net	—	282,670	24,409	—		307,079
Current deferred tax asset	9,537	20,983	3,928	—		34,448
Prepaid income taxes	11,179	—	—	—		11,179
Other current assets	5,386	13,588	5,266	—		24,240

Total Current Assets	107,042	319,539	34,045	—		460,626
Property and equipment, net	6,649	409,258	50,224	—		466,131
Investment in subsidiaries	2,142,189	72,628	—	(2,214,817	)(a)(b)	—
Goodwill	—	1,548,269	—	—		1,548,269
Other identifiable intangibles	—	65,297	—	—		65,297
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,400	8,716	2,311	—		33,427

Total Assets	$2,289,622	$2,423,707	$86,580	$(2,214,817)		$2,585,092

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt and notes payable	$2,545	$803	$797	$—		$4,145
Accounts payable	3,229	61,215	8,990	—		73,434
Intercompany accounts	495,981	(416,944)	(79,037)	—		—
Accrued payroll	81	61,860	94	—		62,035
Accrued vacation	2,942	33,024	5,047	—		41,013
Accrued interest	23,354	119	—	—		23,473
Accrued restructuring	—	4,256	—	—		4,256
Accrued other	50,122	41,661	5,351	—		97,134
Due to third party payors	—	11,319	(9,414)	—		1,905

Total Current Liabilities	578,254	(202,687)	(68,172)	—		307,395
Long-term debt, net of current portion	616,906	434,384	45,552	—		1,096,842
Non-current deferred tax liability	(3,145)	49,475	6,351	—		52,681
Other non-current liabilities	60,543	—	—	—		60,543

Total Liabilities	1,252,558	281,172	(16,269)	—		1,517,461
Stockholder’s Equity:
Common stock	—	—	—	—		—
Capital in excess of par	822,664	—	—	—		822,664
Retained earnings	223,314	407,870	21,075	(428,945	)(b)	223,314
Subsidiary investment	—	1,734,665	51,207	(1,785,872	)(a)	—
Accumulated other comprehensive loss	(8,914)	—	—	—		(8,914)

Total Select Medical Corporation Stockholder’s Equity	1,037,064	2,142,535	72,282	(2,214,817)		1,037,064
Non-controlling interest	—	—	30,567	—		30,567

Total Equity	1,037,064	2,142,535	102,849	(2,214,817)		1,067,631

Total Liabilities and Equity	$2,289,622	$2,423,707	$86,580	$(2,214,817)		$2,585,092

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investment in subsidiaries’ retained earnings.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

Net operating revenues	$158	$1,991,471	$248,242	$—		$2,239,871

Costs and expenses:
Cost of services	372	1,610,333	209,066	—		1,819,771
General and administrative	72,264	145	—	—		72,409
Bad debt expense	—	35,113	5,759	—		40,872
Depreciation and amortization	3,224	61,505	6,252	—		70,981

Total costs and expenses	75,860	1,707,096	221,077	—		2,004,033

Income (loss) from operations	(75,702)	284,375	27,165	—		235,838
Other income and expense:
Intercompany interest and royalty fees	(7,459)	7,412	47	—		—
Intercompany management fees	118,367	(108,042)	(10,325)	—		—
Gain on early retirement of debt	12,446	—	—	—		12,446
Other income	3,204	—	—	—		3,204
Interest income	65	27	—	—		92
Interest expense	(62,244)	(34,015)	(3,284)	—		(99,543)

Income (loss) before income taxes	(11,323)	149,757	13,603	—		152,037
Income tax expense (benefit)	(7,045)	56,030	1,002	—		49,987
Equity in earnings of subsidiaries	102,722	9,778	—	(112,500	)(a)	—

Net income	98,444	103,505	12,601	(112,500)		102,050
Less: Net income attributable to non-controlling interests	—	—	3,606	—		3,606

Net income attributable to Select Medical Corporation	$98,444	$103,505	$8,995	$(112,500)		$98,444

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

Net operating revenues	$190	$1,947,733	$205,439	$—		$2,153,362

Costs and expenses:
Cost of services	140	1,616,137	175,564	—		1,791,841
General and administrative	45,283	240	—	—		45,523
Bad debt expense	—	43,404	4,400	—		47,804
Depreciation and amortization	3,211	63,405	5,170	—		71,786

Total costs and expenses	48,634	1,723,186	185,134	—		1,956,954

Income (loss) from operations	(48,444)	224,547	20,305	—		196,408
Other income and expense:
Intercompany interest and royalty fees	(38,973)	38,614	359	—		—
Intercompany management fees	186,692	(179,369)	(7,323)	—		—
Gain on early retirement of debt	912	—	—	—		912
Other expense	(2,802)	—	—	—		(2,802)
Interest income	331	135	5	—		471
Interest expense	(77,382)	(30,729)	(2,778)	—		(110,889)

Income before income taxes	20,334	53,198	10,568	—		84,100
Income tax expense	8,412	26,656	2,266	—		37,334
Equity in earnings of subsidiaries	31,451	5,575	—	(37,026	)(a)	—

Net income	43,373	32,117	8,302	(37,026)		46,766
Less: Net income attributable to non-controlling interests	—	—	3,393	—		3,393

Net income attributable to Select Medical Corporation	$43,373	$32,117	$4,909	$(37,026)		$43,373

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(In thousands)

Operating activities
Net income	$43,373	$32,117	$8,302	$(37,026	)(a)	$46,766
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,211	63,405	5,170	—		71,786
Provision for bad debts	—	43,404	4,400	—		47,804
Gain on early retirement of debt	(912)	—	—	—		(912)
Loss (gain) from disposal of assets and sale of business units	21	596	(71)	—		546
Non-cash loss from interest rate swaps	2,802	—	—	—		2,802
Non-cash stock compensation expense	2,093	—	—	—		2,093
Deferred income taxes	33,027	—	—	—		33,027
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(31,451)	(5,575)	—	37,026	(a)	—
Intercompany	37,650	(25,617)	(12,033)	—		—
Accounts receivable	236	(81,477)	(7,304)	—		(88,545)
Other current assets	1,154	5,851	1,225	—		8,230
Other assets	527	16,002	(174)	—		16,355
Accounts payable	(32)	(3,807)	2,488	—		(1,351)
Due to third-party payors	—	(1,942)	(7,421)	—		(9,363)
Accrued expenses	16,979	(5,977)	5	—		11,007

Net cash provided by (used in) operating activities	108,678	36,980	(5,413)	—		140,245

Investing activities
Purchases of property and equipment	(3,186)	(48,869)	(4,449)	—		(56,504)
Proceeds from sale of business units	—	2,666	—	—		2,666
Sale of real property	—	743	—	—		743
Insurance proceeds	—	—	281	—		281
Acquisition of businesses, net of cash acquired	—	(4,839)	(2,785)	—		(7,624)

Net cash used in investing activities	(3,186)	(50,299)	(6,953)	—		(60,438)

Financing activities
Borrowings on revolving credit facility	407,000	—	—	—		407,000
Payments on revolving credit facility	(377,000)	—	—	—		(377,000)
Payments on credit facility term loan	(6,800)	—	—	—		(6,800)
Repurchase of 7 5/8% senior subordinated notes	(1,040)	—	—	—		(1,040)
Principal payments on seller and other debt	(5,191)	(434)	(5)	—		(5,630)
Payment of initial public offering costs	(1,326)	—	—	—		(1,326)
Proceeds from bank overdrafts	6	—	—	—		6
Dividends to Holdings	(33,419)	—	—	—		(33,419)
Intercompany debt reallocation	(29,641)	15,759	13,882	—		—
Equity investment by Holdings	90	—	—	—		90
Distributions to non-controlling interests	—	—	(1,957)	—		(1,957)

Net cash provided by (used in) financing activities	(47,321)	15,325	11,920	—		(20,076)

Net increase (decrease) in cash and cash equivalents	58,171	2,006	(446)	—		59,731
Cash and cash equivalents at beginning of period	161	3,102	1,266	—		4,529

Cash and cash equivalents at end of period	$58,332	$5,108	$820	$—		$64,260

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Select Medical Holdings Corporation
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Year ended December 31, 2009
Net operating revenues	$561,172	$559,535	$545,621	$573,543
Income from operations	67,626	65,388	32,905	69,919
Net income attributable to Select Medical Holdings Corporation	$24,996	$19,792	$583	$29,911
Income (loss) per common share:
Basic	$0.27	$0.20	$(0.09)	$0.19
Diluted	$0.27	$0.19	$(0.09)	$0.19

	Select Medical Corporation
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2009
Net operating revenues	$561,172	$559,535	$545,621	$573,543
Income from operations	67,626	65,388	32,905	69,919
Net income attributable to Select Medical Corporation	$31,727	$25,495	$6,708	$34,514

	Select Medical Holdings Corporation
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Year ended December 31, 2010
Net operating revenues	$584,813	$579,877	$588,250	$637,350
Income from operations	72,649	72,576	41,954	48,958
Net income attributable to Select Medical Holdings Corporation	$24,226	$24,462	$8,009	$20,947
Income per common share:
Basic	$0.15	$0.15	$0.05	$0.13
Diluted	$0.15	$0.15	$0.05	$0.13

	Select Medical Corporation
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands)

Year ended December 31, 2010
Net operating revenues	$584,813	$579,877	$588,250	$637,350
Income from operations	72,649	72,576	41,954	48,958
Net income attributable to Select Medical Corporation	$28,779	$28,982	$12,465	$25,531

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated March 9, 2011, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation
Select Medical Corporation

Schedule II — Valuation and Qualifying Accounts

	Balance at	Charged to
	Beginning of	Cost and	Acquisitions		Balance at End
Description	Year	Expenses	(A)	Deductions(B)	of Year
	(In thousands)

Year ended December 31, 2010 allowance for doubtful accounts	$43,357	$41,147	$7,448	$(47,536)	$44,416
Year ended December 31, 2009 allowance for doubtful accounts	$57,052	$40,872	$—	$(54,567)	$43,357
Year ended December 31, 2008 allowance for doubtful accounts	$55,856	$47,804	$183	$(46,791)	$57,052
Year ended December 31, 2010 income tax valuation allowance	$22,372	$(5,750)	$—	$—	$16,622
Year ended December 31, 2009 income tax valuation allowance	$23,008	$(636)	$—	$—	$22,372
Year ended December 31, 2008 income tax valuation allowance	$16,761	$6,355	$—	$(108)	$23,008

(A)	Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)	Allowance for doubtful accounts deductions represent write-offs against the reserve for 2008, 2009 and 2010.