Form 10-Q
period 2011-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2011-05-05
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the Quarterly Period Ended March 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the Transition Period From                      to                     .
Commission File Numbers: 001 — 34465 and 001 — 31441
SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
(Exact name of Registrants as specified in their charters)

Delaware Delaware (State or other jurisdiction of	20-1764048 23-2872718 (I.R.S. employer identification number)
incorporation or organization)
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

Large accelerated filers ☐	Accelerated filers ☑	Non-accelerated filers ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
As of April 30, 2011, Select Medical Holdings Corporation had outstanding 154,273,150 shares of common stock.
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

PART I FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	March 31,	December 31,	March 31,
	2010	2011	2010	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,365	$15,068	$4,365	$15,068
Accounts receivable, net of allowance for doubtful accounts of $44,416 and $51,457 in 2010 and 2011, respectively	353,432	439,310	353,432	439,310
Current deferred tax asset	30,654	29,644	30,654	29,644
Prepaid income taxes	12,699	—	12,699	—
Other current assets	28,176	31,264	28,176	31,264

Total Current Assets	429,326	515,286	429,326	515,286

Property and equipment, net	532,100	526,905	532,100	526,905
Goodwill	1,631,252	1,640,535	1,631,252	1,640,535
Other identifiable intangibles	80,119	73,102	80,119	73,102
Assets held for sale	11,342	11,342	11,342	11,342
Other assets	37,947	36,649	35,433	34,273

Total Assets	$2,722,086	$2,803,819	$2,719,572	$2,801,443

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$18,792	$9,374	$18,792	$9,374
Current portion of long-term debt and notes payable	149,379	150,323	149,379	150,323
Accounts payable	74,193	86,642	74,193	86,642
Accrued payroll	63,760	75,357	63,760	75,357
Accrued vacation	46,588	49,057	46,588	49,057
Accrued interest	30,937	12,889	21,586	9,898
Accrued restructuring	6,754	6,293	6,754	6,293
Accrued other	103,856	96,732	116,456	96,732
Income taxes payable	—	6,698	—	6,698
Due to third party payors	5,299	4,825	5,299	4,825

Total Current Liabilities	499,558	498,190	502,807	495,199

Long-term debt, net of current portion	1,281,390	1,324,393	974,913	1,017,409
Non-current deferred tax liability	59,074	63,653	59,074	63,653
Other non-current liabilities	66,650	69,526	66,650	69,526

Total Liabilities	1,906,672	1,955,762	1,603,444	1,645,787

Stockholders’ Equity:
Common stock of Holdings, $0.001par value, 700,000,000 shares authorized, 154,519,025 shares and 154,273,150 shares issued and outstanding in 2010 and 2011, respectively	155	154	—	—
Common stock of Select, $0.01par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	535,628	535,239	834,894	838,305
Retained earnings	248,097	281,094	249,700	285,781

Total Select Medical Holdings Corporation and Select Medical
Corporation Stockholders’ Equity	783,880	816,487	1,084,594	1,124,086
Non-controlling interest	31,534	31,570	31,534	31,570

Total Equity	815,414	848,057	1,116,128	1,155,656

Total Liabilities and Equity	$2,722,086	$2,803,819	$2,719,572	$2,801,443

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2010	2011	2010	2011

Net operating revenues	$584,813	$693,186	$584,813	$693,186

Costs and expenses:
Cost of services	472,377	557,416	472,377	557,416
General and administrative	12,789	16,566	12,789	16,566
Bad debt expense	9,287	14,350	9,287	14,350
Depreciation and amortization	17,711	17,222	17,711	17,222

Total costs and expenses	512,164	605,554	512,164	605,554

Income from operations	72,649	87,632	72,649	87,632

Other income and expense:
Equity in losses of unconsolidated subsidiaries	—	(73)	—	(73)
Other income	134	—	134	—
Interest income	—	56	—	56
Interest expense	(30,042)	(25,664)	(23,038)	(18,662)

Income before income taxes	42,741	61,951	49,745	68,953

Income tax expense	17,109	26,564	19,560	29,014

Net income	25,632	35,387	30,185	39,939

Less: Net income attributable to non-controlling interests	1,406	1,715	1,406	1,715

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$24,226	$33,672	$28,779	$38,224

Income per common share:
Basic	$0.15	$0.22
Diluted	$0.15	$0.22
The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Equity and Income
(unaudited)
(in thousands)

			Select Medical Holdings Corporation Stockholders
				Common
		Comprehensive	Common	Stock Par	Capital in	Retained	Non-controlling
	Total	Income	Stock Issued	Value	Excess of Par	Earnings	Interests
Balance at December 31, 2010	$815,414		154,519	$155	$535,628	$248,097	$31,534
Net income	35,387	$35,387				33,672	1,715
Issuance and vesting of restricted stock	593				593
Exercise of stock options	81		24	0	81
Stock option expense	287				287
Repurchase of common shares	(2,026)		(270)	(1)	(1,350)	(675)
Distributions to non-controlling interests	(1,671)						(1,671)
Other	(8)						(8)

Balance at March 31, 2011	$848,057		154,273	$154	$535,239	$281,094	$31,570

Select Medical Corporation
Consolidated Statement of Changes in Equity and Income
(unaudited)
(in thousands)

			Select Medical Corporation Stockholders
				Common
		Comprehensive	Common	Stock Par	Capital in	Retained	Non-controlling
	Total	Income	Stock Issued	Value	Excess of Par	Earnings	Interests
Balance at December 31, 2010	$1,116,128		0	$0	$834,894	$249,700	$31,534
Net income	39,939	$39,939				38,224	1,715
Federal tax benefit of losses contributed by Holdings	2,450				2,450
Additional investment by Holdings	81				81
Net change in dividends payable to Holdings	12,600					12,600
Dividends declared and paid to Holdings	(14,743)					(14,743)
Distributions to non-controlling interests	(1,671)						(1,671)
Other	(8)						(8)
Contribution related to restricted stock awards and stock option issuances by Holdings	880				880

Balance at March 31, 2011	$1,155,656		0	$0	$838,305	$285,781	$31,570

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2010	2011	2010	2011

Operating activities
Net income	$25,632	$35,387	$30,185	$39,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,711	17,222	17,711	17,222
Provision for bad debts	9,287	14,350	9,287	14,350
Loss from disposal of assets	133	188	133	188
Non-cash gain from interest rate swaps	(134)	—	(134)	—
Non-cash stock compensation expense	508	880	508	880
Amortization of debt discount	450	507	—	—
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(63,205)	(100,135)	(63,205)	(100,135)
Other current assets	(2,066)	(3,076)	(2,066)	(3,076)
Other assets	2,130	2,052	1,992	1,914
Accounts payable	(1,802)	11,777	(1,802)	11,777
Due to third-party payors	57	(474)	57	(474)
Accrued expenses	(20,633)	(9,948)	(14,172)	(3,588)
Income and deferred taxes	16,136	26,238	18,587	28,688

Net cash provided by (used in) operating activities	(15,796)	(5,032)	(2,919)	7,685

Investing activities
Purchases of property and equipment	(13,047)	(12,920)	(13,047)	(12,920)
Proceeds from sale of business	—	250	—	250
Acquisition of businesses, net of cash acquired	—	(2,000)	—	(2,000)

Net cash used in investing activities	(13,047)	(14,670)	(13,047)	(14,670)

Financing activities
Borrowings on revolving credit facility	—	205,000	—	205,000
Payments on revolving credit facility	—	(105,000)	—	(105,000)
Payment on credit facility term loans	—	(59,563)	—	(59,563)
Borrowings of other debt	5,015	5,496	5,015	5,496
Principal payments on seller and other debt	(2,357)	(2,494)	(2,357)	(2,494)
Dividends paid to Holdings	—	—	(12,877)	(14,743)
Repurchase of common stock	—	(2,026)	—	—
Proceeds from issuance of common stock	110	81	—	—
Equity investment by Holdings	—	—	110	81
Proceeds from (repayment of) bank overdrafts	17,314	(9,418)	17,314	(9,418)
Distributions to non-controlling interests	(1,746)	(1,671)	(1,746)	(1,671)

Net cash provided by financing activities	18,336	30,405	5,459	17,688

Net increase (decrease in) cash and cash equivalents	(10,507)	10,703	(10,507)	10,703

Cash and cash equivalents at beginning of period	83,680	4,365	83,680	4,365

Cash and cash equivalents at end of period	$73,173	$15,068	$73,173	$15,068

Supplemental Cash Flow Information
Cash paid for interest	$46,038	$41,365	$33,162	$28,648
Cash paid for taxes	$980	$103	$980	$103
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
The unaudited condensed consolidated financial statements of the Company as of March 31, 2011 and for the three month period ended March 31, 2010 and 2011 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.
Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011.
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

Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“Update 2010-06”), which amends the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted update 2010-06 on January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The adoption of Update 2010-06 did not have an impact on the Company’s consolidated financial statements. The Company currently has no Level 3 measurements.
3. Intangible Assets
The Company’s intangible assets consist of the following:

	As of March 31, 2011
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)

Amortized intangible assets:
Non-compete agreements	$25,909	$(24,589)

Indefinite-lived intangible assets:
Goodwill	$1,640,535
Trademarks	57,709
Certificates of need	11,913
Accreditations	2,160

Total	$1,712,317

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At March 31, 2011, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 9.1 years, respectively.
Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Amortization expense	$1,867	$326

Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the outpatient rehabilitation division of HealthSouth Corporation and SemperCare, Inc. The useful lives of the outpatient rehabilitation division of HealthSouth Corporation’s non-compete and the SemperCare, Inc. non-compete are five and seven years, respectively. Amortization expense related to these intangible assets for each of the next five years commencing January 1, 2011 is approximately as follows (in thousands):

2011	$1,306
2012	340
2013	0
2014	0
2015	0
The changes in the carrying amount of goodwill for the Company’s reportable segments for the three months ended March 31, 2011 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2010	$1,330,609	$300,643	$1,631,252
Goodwill revision (1)	7,114	—	7,114
Goodwill acquired during quarter	2,169	—	2,169

Balance as of March 31, 2011	$1,339,892	$300,643	$1,640,535

(1.)	During the three months ended March 31, 2011 the Company made a revision to the Regency Hospital Company, L.L.C. purchase price allocation resulting from the finalization of the intangible asset valuations.
4. Restructuring Reserves
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
In connection with the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”), an operator of long term acute care hospitals, the Company recorded an estimated liability of $4.3 million in 2010 for business restructuring related to lease termination costs.

The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
December 31, 2010	$6,754
Amounts paid in 2011	(595)
Accretion expense	134

March 31, 2011	$6,293

The Company expects to pay out the remaining lease termination costs through 2014 for the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and through 2015 for the lease termination costs related to the Regency acquisition.
5. Fair Value
Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The carrying value of Select’s senior secured credit facility was $506.8 million and $547.3 million at December 31, 2010 and March 31, 2011, respectively. The fair value of Select’s senior secured credit facility was $497.7 million and $535.3 million at December 31, 2010 and March 31, 2011, respectively. The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.
The carrying value of the 7 5/8% senior subordinated notes was $611.5 million at both December 31, 2010 and March 31, 2011. The fair value of the 7 5/8% senior subordinated notes was $616.1 million and $622.2 million at December 31, 2010 and March 31, 2011, respectively. The fair value of this registered debt was based on quoted market prices.
The carrying value of the senior floating rate notes was $167.3 million at both December 31, 2010 and March 31, 2011. The fair value of the senior floating rate notes was $156.0 million and $164.4 million at December 31, 2010 and March 31, 2011, respectively. The fair value of this registered debt was based on quoted market prices.
6. Segment Information
The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, stock compensation expense, equity in losses of unconsolidated subsidiaries and other income.

The following tables summarize selected financial data for the Company’s reportable segments for the three months ended March 31, 2010 and 2011. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended March 31, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$411,685	$173,065	$63	$584,813
Adjusted EBITDA	82,897	20,518	(12,547)	90,868
Total assets:
Select Medical Corporation	1,991,456	502,346	132,252	2,626,054
Select Medical Holdings Corporation	1,991,456	502,346	135,168	2,628,970
Capital expenditures	10,598	2,035	414	13,047

	Three Months Ended March 31, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$519,924	$173,191	$71	$693,186
Adjusted EBITDA	100,353	21,406	(16,025)	105,734
Total assets:
Select Medical Corporation	2,140,798	482,444	178,201	2,801,443
Select Medical Holdings Corporation	2,140,798	482,444	180,577	2,803,819
Capital expenditures	10,487	2,181	252	12,920

A reconciliation of Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three Months Ended March 31, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$82,897	$20,518	$(12,547)
Depreciation and amortization	(10,959)	(5,856)	(896)
Stock compensation expense	—	—	(508)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$71,938	$14,662	$(13,951)	$72,649	$72,649
Other income				134	134
Interest expense, net				(30,042)	(23,038)

Income before income taxes				$42,741	$49,745

	Three Months Ended March 31, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$100,353	$21,406	$(16,025)
Depreciation and amortization	(12,046)	(4,459)	(717)
Stock compensation expense	—	—	(880)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$88,307	$16,947	$(17,622)	$87,632	$87,632
Equity in losses of unconsolidated subsidiaries				(73)	(73)
Interest expense, net				(25,608)	(18,606)

Income before income taxes				$61,951	$68,953

7. Income per Common Share
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

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Three Months Ended
	March 31,
	2010	2011
	(in thousands, except per share data)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$24,226	$33,672
Less: Earnings allocated to unvested restricted stockholders	50	361

Net income available to common stockholders	$24,176	$33,311

Denominator:
Weighted average shares — basic	159,670	152,838
Effect of dilutive securities:
Stock options	351	218

Weighted average shares — diluted	160,021	153,056

Basic income per common share	$0.15	$0.22
Diluted income per common share	$0.15	$0.22
The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2010	2011
	(in thousands)
Stock options	1,581	2,372
  8. Commitments and Contingencies
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
Construction Commitments
At March 31, 2011, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $4.6 million.
9. Refinancing
On April 25, 2011, Select commenced a cash tender offer and consent solicitation for any and all of Select’s 7 5/8% senior subordinated notes. The tender offer is scheduled to expire at 11:59 p.m. on May 20, 2011. The tender offer and consent solicitation are being conducted in connection with Select’s negotiations to refinance its senior secured credit facility. The tender offer and consent solicitation are conditioned on Select’s entry into a new senior secured credit facility. The Company expects to use a portion of the proceeds from such new senior secured credit facility to purchase the tendered and accepted 7 5/8% senior subordinated notes and to retire Holdings’ 10% senior subordinated notes.

10.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 7 5/8% Senior Subordinated Notes
Select’s 7 5/8% Senior Subordinated Notes are fully and unconditionally guaranteed on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the 7 5/8% Senior Subordinated Notes (the “Non-Guarantor Subsidiaries”).
Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2010 and March 31, 2011 and for the three months ended March 31, 2010 and 2011.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at March 31, 2011:
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
Regency Hospital of Fort Worth, L.L.P.
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
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	March 31, 2011
	(unaudited)
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$8,864	$5,590	$614	$—		$15,068
Accounts receivable, net	—	396,170	43,140	—		439,310
Current deferred tax asset	7,648	18,449	3,547	—		29,644
Other current assets	9,040	18,872	3,352	—		31,264

Total Current Assets	25,552	439,081	50,653	—		515,286

Property and equipment, net	6,410	463,952	56,543	—		526,905
Investment in affiliates	2,708,891	76,947	—	(2,785,838	)(a) (b)	—
Goodwill	—	1,640,535	—	—		1,640,535
Other identifiable intangibles	—	73,102	—	—		73,102
Assets held for sale	11,342	—	—	—		11,342
Other assets	21,617	11,602	1,054	—		34,273

Total Assets	$2,773,812	$2,705,219	$108,250	$(2,785,838)		$2,801,443

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$9,374	$—	$—	$—		$9,374
Current portion of long-term debt and notes payable	148,988	605	730	—		150,323
Accounts payable	7,805	68,188	10,649	—		86,642
Intercompany accounts	933,922	(850,321)	(83,601)	—		—
Accrued payroll	729	74,341	287	—		75,357
Accrued vacation	3,515	39,790	5,752	—		49,057
Accrued interest	9,447	451	—	—		9,898
Accrued restructuring	—	6,293	—	—		6,293
Accrued other	35,190	55,788	5,754	—		96,732
Income taxes payable	6,698	—	—	—		6,698
Due to (from) third party payors	—	20,647	(15,822)	—		4,825

Total Current Liabilities	1,155,668	(584,218)	(76,251)	—		495,199

Long-term debt, net of current portion	439,958	510,748	66,703	—		1,017,409
Non-current deferred tax liability	1,582	53,938	8,133	—		63,653
Other non-current liabilities	52,518	17,008	—	—		69,526

Total Liabilities	1,649,726	(2,524)	(1,415)	—		1,645,787

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	838,305	—	—	—		838,305
Retained earnings	285,781	541,983	21,691	(563,674	)(b)	285,781
Subsidiary investment	—	2,165,760	56,404	(2,222,164	)(a)	—

Total Select Medical Corporation Stockholder’s Equity	1,124,086	2,707,743	78,095	(2,785,838)		1,124,086

Non-controlling interest	—	—	31,570	—		31,570

Total Equity	1,124,086	2,707,743	109,665	(2,785,838)		1,155,656

Total Liabilities and Equity	$2,773,812	$2,705,219	$108,250	$(2,785,838)		$2,801,443

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ retained earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended March 31, 2011
	(unaudited)
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net operating revenues	$71	$600,253	$92,862	$—	$693,186

Costs and expenses:
Cost of services	638	481,222	75,556	—	557,416
General and administrative	16,455	111	—	—	16,566
Bad debt expense	—	13,001	1,349	—	14,350
Depreciation and amortization	646	14,356	2,220	—	17,222

Total costs and expenses	17,739	508,690	79,125	—	605,554

Income (loss) from operations	(17,668)	91,563	13,737	—	87,632

Other income and expense:
Intercompany interest and royalty fees	(995)	986	9	—	—
Intercompany management fees	23,472	(19,230)	(4,242)	—	—
Equity in earnings (losses) of unconsolidated subsidiaries	—	(88)	15	—	(73)
Interest income	31	24	1	—	56
Interest expense	(7,365)	(9,949)	(1,348)	—	(18,662)

Income (loss) before income taxes	(2,525)	63,306	8,172	—	68,953

Income tax expense	926	27,820	268	—	29,014
Equity in earnings of subsidiaries	41,675	5,797	—	(47,472) (a)	—

Net income	38,224	41,283	7,904	(47,472)	39,939

Less: Net income attributable to non-controlling interests	—	—	1,715	—	1,715

Net income attributable to Select Medical Corporation	$38,224	$41,283	$6,189	$(47,472)	$38,224

(a)	Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Quarter Ended March 31, 2011
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$38,224	$41,283	$7,904	$(47,472)	(a)	$39,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	646	14,356	2,220	—		17,222
Provision for bad debts	—	13,001	1,349	—		14,350
Loss from disposal of assets	2	181	5	—		188
Non-cash stock compensation expense	880	—	—	—		880
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(41,675)	(5,797)	—	47,472	(a)	—
Intercompany	3,234	(3,781)	547	—		—
Accounts receivable	—	(94,955)	(5,180)	—		(100,135)
Other current assets	(4,480)	1,267	137	—		(3,076)
Other assets	676	1,174	64	—		1,914
Accounts payable	1,778	8,352	1,647	—		11,777
Due to third-party payors	—	8,422	(8,896)	—		(474)
Accrued expenses	(6,487)	4,096	(1,197)	—		(3,588)
Income and deferred taxes	28,688	—	—	—		28,688

Net cash provided by (used in) operating activities	21,486	(12,401)	(1,400)	—		7,685

Investing activities
Purchases of property and equipment	(288)	(11,561)	(1,071)	—		(12,920)
Proceeds from sale of business	—	250	—	—		250
Acquisition of businesses, net of cash acquired	—	(2,000)	—	—		(2,000)

Net cash used in investing activities	(288)	(13,311)	(1,071)	—		(14,670)

Financing activities
Equity investment by Holdings	81	—	—	—		81
Borrowings on revolving credit facility	205,000	—	—	—		205,000
Payments on revolving credit facility	(105,000)	—	—	—		(105,000)
Payments on credit facility term loans	(59,563)	—	—	—		(59,563)
Borrowings of other debt	5,496	—	—	—		5,496
Principal payments on seller and other debt	(1,880)	(279)	(335)	—		(2,494)
Dividends paid to Holdings	(14,743)	—	—	—		(14,743)
Proceeds from bank overdrafts	(9,418)	—	—	—		(9,418)
Intercompany debt reallocation	(32,456)	28,014	4,442	—		—
Distributions to non-controlling interests	—	—	(1,671)	—		(1,671)

Net cash provided by (used in) financing activities	(12,483)	27,735	2,436	—		17,688

Net increase (decrease) in cash and cash equivalents	8,715	2,023	(35)	—		10,703

Cash and cash equivalents at beginning of period	149	3,567	649	—		4,365

Cash and cash equivalents at end of period	$8,864	$5,590	$614	$—		$15,068

(a)	Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2010
	(unaudited)
	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$149	$3,567	$649	$—		$4,365
Accounts receivable, net	—	314,123	39,309	—		353,432
Current deferred tax asset	8,007	19,226	3,421	—		30,654
Prepaid income taxes	12,699	—	—	—		12,699
Other current assets	4,560	20,127	3,489	—		28,176

Total Current Assets	25,415	357,043	46,868	—		429,326

Property and equipment, net	6,806	467,554	57,740	—		532,100
Investment in affiliates	2,667,767	81,839	—	(2,749,606	)(a) (b)	—
Goodwill	—	1,631,252	—	—		1,631,252
Other identifiable intangibles	—	80,119	—	—		80,119
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,293	12,022	1,118	—		35,433

Total Assets	$2,733,623	$2,629,829	$105,726	$(2,749,606)		$2,719,572

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$18,792	$—	$—	$—		$18,792
Current portion of long-term debt and notes payable	147,609	758	1,012	—		149,379
Accounts payable	6,027	59,164	9,002	—		74,193
Intercompany accounts	925,741	(832,683)	(93,058)	—		—
Accrued payroll	967	62,539	254	—		63,760
Accrued vacation	3,255	37,948	5,385	—		46,588
Accrued interest	21,198	388	—	—		21,586
Accrued restructuring	—	6,754	—	—		6,754
Accrued other	29,948	79,157	7,351	—		116,456
Due to third party payors	—	12,225	(6,926)	—		5,299

Total Current Liabilities	1,153,537	(573,750)	(76,980)	—		502,807

Long-term debt, net of current portion	429,743	482,858	62,312	—		974,913
Non-current deferred tax liability	2,266	48,976	7,832	—		59,074
Other non-current liabilities	63,483	3,167	—	—		66,650

Total Liabilities	1,649,029	(38,749)	(6,836)	—		1,603,444

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	834,894	—	—	—		834,894
Retained earnings	249,700	500,700	24,587	(525,287	)(b)	249,700
Subsidiary investment	—	2,167,878	56,441	(2,224,319	)(a)	—

Total Select Medical Corporation Stockholder’s Equity	1,084,594	2,668,578	81,028	(2,749,606)		1,084,594

Non-controlling interest	—	—	31,534	—		31,534

Total Equity	1,084,594	2,668,578	112,562	(2,749,606)		1,116,128

Total Liabilities and Equity	$2,733,623	$2,629,829	$105,726	$(2,749,606)		$2,719,572

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ retained earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended March 31, 2010
	(unaudited)
	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net operating revenues	$63	$502,327	$82,423	$—	$584,813

Costs and expenses:
Cost of services	328	405,265	66,784	—	472,377
General and administrative	12,774	15	—	—	12,789
Bad debt expense	—	7,671	1,616	—	9,287
Depreciation and amortization	818	14,650	2,243	—	17,711

Total costs and expenses	13,920	427,601	70,643	—	512,164

Income (loss) from operations	(13,857)	74,726	11,780	—	72,649

Other income and expense:
Intercompany interest and royalty fees	(1,074)	1,070	4	—	—
Intercompany management fees	22,816	(19,311)	(3,505)	—	—
Other income	134	—	—	—	134
Interest expense	(13,448)	(8,527)	(1,063)	—	(23,038)

Income (loss) before income taxes	(5,429)	47,958	7,216	—	49,745

Income tax expense (benefit)	88	19,492	(20)	—	19,560
Equity in earnings of subsidiaries	34,296	5,596	—	(39,892) (a)	—

Net income	28,779	34,062	7,236	(39,892)	30,185

Less: Net income attributable to non-controlling interests	—	—	1,406	—	1,406

Net income attributable to Select Medical Corporation	$28,779	$34,062	$5,830	$(39,892)	$28,779

(a)	Elimination of equity in earnings of subsidiaries.

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
Forward Looking Statements
This report contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” ‘believe,” “expect,” “anticipate,” “plan,” “target,” “ estimate,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.
Forward-looking statements are only predictions and are not guarantees of performances. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	additional changes in government reimbursement for our services, including changes that will result from the expiration of the moratorium for long term acute care hospitals established by the Medicare, Medicaid and SCHIP Extension Act of 2007, the American Recovery and Reinvestment Act, and the Patient Protection and Affordable Care Act may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;
•	the failure of our specialty hospitals to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;
•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;
•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;
•	acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;
•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;
•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;
•	shortages in qualified nurses or therapists could increase our operating costs significantly;
•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;
•	the loss of key members of our management team could significantly disrupt our operations;
•	the effect of claims asserted against us could subject us to substantial uninsured liabilities and in the future we may not be able to obtain insurance at a reasonable price;and
•	other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” of our annual report on Form 10-K for the year ended December 31, 2010.

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
Overview
We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of March 31, 2011, we operated 110 long term acute care hospitals and eight inpatient rehabilitation facilities in 28 states, and 945 outpatient rehabilitation clinics in 35 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $693.2 million for the three months ended March 31, 2011. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business, compared to 70% and 30% respectively in the comparable period in 2010. The increase in the relative portion of our net operating revenues generated from our specialty hospitals resulted from the hospitals added through our Regency Hospital Company, L.L.C (“Regency”) acquisition on September 1, 2010. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive inpatient medical rehabilitation care. Patients are typically admitted to our long term acute care hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2011 Events
Refinancing
On April 25, 2011, Select commenced a cash tender offer and consent solicitation for any and all of its 7 5/8% senior subordinated notes. The tender offer is scheduled to expire at 11:59 p.m. on May 20, 2011. The tender offer and consent solicitation are being conducted in connection with Select’s negotiations to refinance its senior secured credit facility. The tender offer and consent solicitation are conditioned on Select’s entry into a new senior secured credit facility. Select expects to use a portion of the proceeds from such new senior secured credit facility to purchase the tendered and accepted 7 5/8% senior subordinated notes and to retire Holdings’ 10% senior subordinated notes.
Summary Financial Results
First Quarter Ended March 31, 2011
For the three months ended March 31, 2011, our net operating revenues increased 18.5% to $693.2 million compared to $584.8 million for the three months ended March 31, 2010. This increase in net operating revenues resulted principally from a 26.3% increase in our specialty hospital net operating revenue. The increase in our specialty hospital net operating revenue is primarily due to the Regency hospitals acquired on September 1, 2010. We had income from operations for the three months ended March 31, 2011 of $87.6 million compared to $72.6 million for the three months ended March 31, 2010. The increase in income from operations is primarily due to the Regency hospitals acquired on September 1, 2010. Holdings’ interest expense for the three months ended March 31, 2011 was $25.7 million compared to $30.0 million for the three months ended March 31, 2010. Select’s interest expense for the three months ended March 31, 2011 was $18.7 million compared to $23.0 million for the three months ended March 31, 2010. The decrease in interest expense for both Holdings and Select was attributable to a reduction in our average interest rate that resulted from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates.
Cash flow from operations used $5.0 million of cash for the three months ended March 31, 2011 for Holdings and provided $7.7 million of cash for the three months ended March 31, 2011 for Select. The difference between Holdings and Select primarily relates to interest payments on Holdings’ senior subordinated notes and senior floating rate notes.
Regulatory Changes
In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. The following is a discussion of recent regulatory changes that have affected our results of operations for the three months ended March 31, 2011. Our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2011 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

Health Reform Legislation
Federal agencies, including the Centers for Medicare & Medicaid Services (“CMS”), continue to implement provisions of the “Patient Protection and Affordable Care Act” (“PPACA”). The PPACA expands access to health insurance through subsidies, coverage mandates and other insurance market reforms. In addition, PPACA makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives addressing, among other things, reductions in healthcare spending, patient safety incentives and protections against fraud and abuse of federal healthcare programs. The PPACA adopts significant changes to the Medicare program that are particularly relevant to long term acute care hospitals (“LTCHs”), inpatient rehabilitation facilities (“IRFs”) and outpatient rehabilitation services. As part of health reform legislation, President Obama also signed the “Health Care and Education Affordability Reconciliation Act of 2010,” which made some limited but important changes to the PPACA.
We have included in our Annual Report on Form 10-K for the year ended December 31, 2010 a detailed discussion of the PPACA provisions that affect our business, as well as regulatory initiatives adopted by CMS in response to particular provisions of the PPACA.
Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2011
On August 16, 2010, CMS published the policies and payment rates for long term care hospital prospective payment system (LTCH-PPS”) for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 is $39,600, which is a decrease from the fiscal year 2010 federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and $39,795 in effect from April 1, 2010 to September 30, 2010. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and $18,615 in effect from April 1, 2010 to September 31, 2010. The final rule included revisions to the relative weights for the MS-LTC-DRGs for fiscal year 2011.
Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2012
On April 19, 2011, CMS released an advanced copy of the proposed policies and payment rates for LTCH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 would be set at $40,083, an increase from $39,600 applicable during fiscal year 2011. The increase, if adopted, would be based on a market basket increase estimate of 2.8% minus a productivity adjustment of 1.2% and minus an additional 0.1% mandated by the PPACA. The fixed loss amount for high cost outlier cases would be set at $19,270. This is an increase from the fixed loss amount in the 2011 fiscal year of $18,785.
Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2011
On July 22, 2010, CMS published an update to the payment rates for inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for discharges during fiscal year 2011 is $13,860 which is an increase from $13,661 in effect from October 1, 2009 to March 31, 2010 and $13,627 in effect from April 1, 2010 to September 30, 2010. CMS also increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721 in fiscal year 2010.

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2012
On April 22, 2011, CMS released an advanced copy of the proposed policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 and through September 30, 2012). The standard payment conversion factor for fiscal year 2012 would be set at $14,528, an increase from $13,860 applicable during fiscal year 2011. The increase, if adopted, would be based on a market basket increase estimate of 2.8% minus a productivity adjustment of 1.2% and minus an additional 0.1% mandated by the PPACA. CMS proposes to increase the outlier threshold amount for FY 2012 to $11,822 from $11,410.
Reductions to the Medicare Physician Fee Schedule
The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2011 CMS or Congress has taken action to prevent the SGR formula reductions. On December 15, 2010, President Obama signed into law the “Medicare and Medicaid Extenders Act of 2010.” This law averts a 25.5% cut in the Medicare physician fee schedule that was scheduled to take effect January 1, 2011 under the SGR formula. An additional reduction will occur on January 1, 2012, unless Congress prevents the SGR formula reductions from going into effect.
Medicare Payment of Outpatient Rehabilitation Services
Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare Physician Fee Schedule to annual limits for therapy expenses. Effective January 1, 2011, the annual limit on outpatient therapy services is $1,870 for combined physical and speech language pathology services and $1,870 for occupational therapy services. The per beneficiary caps were $1,860 for calendar year 2010. In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The “Medicare and Medicaid Extenders Act of 2010” extended the exceptions process for outpatient therapy caps through December 31, 2011. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning on January 1, 2012, except those services furnished and billed by outpatient hospital departments. In the 2011 final Medicare Physician Fee Schedule rule CMS indicated they are also evaluating alternative payment methodologies that would provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps.

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare Physician Fee Schedule for calendar year 2011. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit (“RVU”), and then reduces the payment for the practice expense component by the 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This multiple procedure payment reduction policy was effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy, and speech-language pathology. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, will be subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day.
Medicare Quality Reporting Program for LTCHs and IRFs
The PPACA requires that CMS establish new quality data reporting programs for LTCHs and IRFs by rate year 2014. Under the PPACA, if an LTCH or IRF fails to report on the selected quality measures, it will see its reimbursement reduced by 2% of the annual market basket update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent rate years. CMS is required to establish the quality measures applicable to rate year 2014 no later than October 1, 2012.
In its proposed update to the payment rates for LTCH-PPS for fiscal year 2012 CMS proposes to implement a quality data reporting program requiring LTCHs to submit data from three quality measures in order to receive the full payment update in fiscal year 2014, including measures related to (1) catheter-associated urinary tract infections, (2) central line catheter-associated blood stream infection, and (3) pressure ulcers that are new or have worsened. CMS has requested public comment on the three proposed quality measures and may change the particular measures or the data collection and reporting requirements for the quality measures in its final rule.
In its proposed update to the payment rates for IRF-PPS for fiscal year 2012, CMS proposes to implement quality data reporting program by requiring IRFs to submit data from two quality measures in order to receive the full payment update in FY 2014, including measures related to (1) catheter-associated urinary tract infections and (2) pressure ulcers that are new or have worsened. CMS has requested public comment on the two proposed quality measures and may change the particular measures or the data collection and reporting requirements for the quality measures in its final rule.
Facility Licensure, Certification and Accreditation
Our specialty hospitals and outpatient rehabilitation clinics are subject to extensive and changing federal, state and local regulations and private accreditation standards. Hospitals are required to comply with state hospital standards setting requirements related to patient rights, composition and responsibilities of the hospital governing body, medical staff, quality improvement, infection control, nursing services, food and nutrition, medical records, drug distribution, diagnostic and treatment services, surgical services, emergency services and social work. Our specialty hospitals are also required to meet conditions of participation under Medicare programs in order to qualify to receive reimbursement under these programs. In addition, all of our specialty hospitals are currently accredited by The Joint Commission, previously known as The Joint Commission on Accreditation of Healthcare Organizations, by voluntarily complying with a specific set of accreditation standards.
Our specialty hospitals and outpatient rehabilitation clinics are subject to inspections, surveys and other reviews by governmental and private regulatory authorities, not only at scheduled intervals but also in response to complaints from patients and others. While our specialty hospitals and outpatient rehabilitation clinics intend to comply with existing licensing, Medicare certification requirements and accreditation standards, there can be no assurance that regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by an applicable regulatory authority that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties or loss of licensure, Medicare certification or accreditation. These consequences could have a material adverse effect on the Company.

Operating Statistics
The following tables set forth operating statistics for our specialty hospitals and our outpatient rehabilitation clinics for each of the periods presented. The data in the tables reflect the changes in the number of specialty hospitals and outpatient rehabilitation clinics we operate that resulted from acquisitions, start-up activities, closures and sales. The operating statistics reflect data for the period of time these operations were managed by us.

	Three Months Ended
	March 31,
	2010	2011
Specialty hospital data(1):
Number of hospitals owned — start of period	94	116
Number of hospitals acquired	—	1
Number of hospitals closed/sold	—	(1)

Number of hospitals owned — end of period	94	116
Number of hospitals managed — end of period	1	2

Total number of hospitals (all) — end of period	95	118

Available licensed beds	4,245	5,153
Admissions	11,101	13,810
Patient days	267,848	333,856
Average length of stay (days)	25	25
Net revenue per patient day(2)	$1,491	$1,514
Occupancy rate	70%	72%
Percent patient days — Medicare	65%	64%

Outpatient rehabilitation data:
Number of clinics owned — start of period	883	875
Number of clinic start-ups	5	8
Number of clinics closed/sold	(3)	(9)

Number of clinics owned — end of period	885	874
Number of clinics managed — end of period	74	71

Total number of clinics (all) — end of period	959	945

Number of visits	1,125,958	1,138,700
Net revenue per visit (3)	$101	$103

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include managed clinics or contract services revenue.

Results of Operations
The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2010	2011	2010	2011
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	80.8	80.4	80.8	80.4
General and administrative	2.2	2.4	2.2	2.4
Bad debt expense	1.6	2.1	1.6	2.1
Depreciation and amortization	3.0	2.5	3.0	2.5

Income from operations	12.4	12.6	12.4	12.6
Equity in losses of unconsolidated subsidiaries	—	(0.0)	—	(0.0)
Other income	0.0	—	0.0	—
Interest expense, net	(5.1)	(3.7)	(4.0)	(2.7)

Income before income taxes	7.3	8.9	8.4	9.9
Income tax expense	2.9	3.8	3.3	4.2

Net income	4.4	5.1	5.1	5.7
Net income attributable to non-controlling interest	0.2	0.2	0.2	0.2

Net income attributable to Holdings and Select	4.2%	4.9%	4.9%	5.5%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended March 31,			Three Months Ended March 31,
			%			%
	2010	2011	Change	2010	2011	Change
			(in thousands)
Net operating revenues:
Specialty hospitals	$411,685	$519,924	26.3%	$411,685	$519,924	26.3%
Outpatient rehabilitation	173,065	173,191	0.1	173,065	173,191	0.1
Other(3)	63	71	12.7	63	71	12.7

Total company	$584,813	$693,186	18.5%	$584,813	$693,186	18.5%

Income (loss) from operations:
Specialty hospitals	$71,938	$88,307	22.8%	$71,938	$88,307	22.8%
Outpatient rehabilitation	14,662	16,947	15.6	14,662	16,947	15.6
Other(3)	(13,951)	(17,622)	(26.3)	(13,951)	(17,622)	(26.3)

Total company	$72,649	$87,632	20.6%	$72,649	$87,632	20.6%

Adjusted EBITDA: (2)
Specialty hospitals	$82,897	$100,353	21.1%	$82,897	$100,353	21.1%
Outpatient rehabilitation	20,518	21,406	4.3	20,518	21,406	4.3
Other(3)	(12,547)	(16,025)	(27.7)	(12,547)	(16,025)	(27.7)

Adjusted EBITDA margins: (2)
Specialty hospitals	20.1%	19.3%		20.1%	19.3%
Outpatient rehabilitation	11.9	12.4		11.9	12.4
Other(3)	N/M	N/M		N/M	N/M

Total assets:
Specialty hospitals	$1,991,456	$2,140,798		$1,991,456	$2,140,798
Outpatient rehabilitation	502,346	482,444		502,346	482,444
Other(3)	135,168	180,577		132,252	178,201

Total company	$2,628,970	$2,803,819		$2,626,054	$2,801,443

Purchases of property and equipment, net:
Specialty hospitals	$10,598	$10,487		$10,598	$10,487
Outpatient rehabilitation	2,035	2,181		2,035	2,181
Other(3)	414	252		414	252

Total company	$13,047	$12,920		$13,047	$12,920

N/M — Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock compensation expense, equity in losses of unconsolidated subsidiaries and other income. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See Note 6 to our interim unaudited consolidated financial statements for the period ended March 31, 2011 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.

(3)	Other includes our general and administrative services and non-healthcare services.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
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
Net Operating Revenues
Our net operating revenues increased by 18.5% to $693.2 million for the three months ended March 31, 2011 compared to $584.8 million for the three months ended March 31, 2010.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 26.3% to $519.9 million for the three months ended March 31, 2011 compared to $411.7 million for the three months ended March 31, 2010. The Regency hospitals acquired on September 1, 2010 contributed $90.1 million of the increased net operating revenues. Our patient days increased 24.6% to 333,856 days for the three months ended March 31, 2011, which was principally related to the addition of the Regency hospitals. The Regency hospitals contributed over 54,500 patient days, and excluding the effect of the Regency hospitals, patient days would have increased 4.3% compared to the same period, prior year. The occupancy percentage increased to 72% for the three months ended March 31, 2011 from 70% for the three months ended March 31, 2010 which was primarily due to an increase in our non-Medicare patient days. Our average net revenue per patient day was $1,514 for the three months ended March 31, 2011 compared to $1,491 for the three months ended March 31, 2010. The increase in our net revenue per patient day was due to increases in our average Medicare net revenue per patient day, offset by a decline in our average non-Medicare net revenue per patient day. The decrease in our average non-Medicare rate resulted from a decline in the severity of patients we treated covered under Medicare HMO plans and a reduction in Medicaid reimbursements.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues for the segment increased slightly to $173.2 million for the three months ended March 31, 2011 compared to $173.1 million for the three months ended March 31, 2010. The net operating revenues generated by our outpatient rehabilitation clinics grew approximately 2.5% as compared to the three months ended March 31, 2010. The number of patient visits in our owned outpatient rehabilitation clinics increased 1.1% for the three months ended March 31, 2011 to 1,138,700 visits compared to 1,125,958 visits for the three months ended March 31, 2010. Net revenue per visit in our clinics increased 2.0% to $103 for the three months ended March 31, 2011, compared to $101 for the three months ended March 31, 2010. Our contract services business experienced a decline in net operating revenues of approximately 7.3% as compared to the three months ended March 31, 2010 as the result of a loss of a significant group of locations during the second quarter of 2010 where our contract was cancelled when our customer sold its business. We were able to partially offset some of the lost net revenue through the addition of new contracts.
Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $93.8 million to $588.3 million for the three months ended March 31, 2011 compared to $494.5 million for the three months ended March 31, 2010. As a percentage of our net operating revenues, our operating expenses were 84.9% for the three months ended March 31, 2011 compared to 84.6% for the three months ended March 31, 2010. Our cost of services, a major component of which is labor expense, were $557.4 million for the three months ended March 31, 2011 compared to $472.4 million for the three months ended March 31, 2010. The principal cause of this increase was increased costs associated with the Regency hospitals. Additionally, our facility rent expense, which is a component of cost of services, was $30.0 million for the three months ended March 31, 2011 compared to $29.1 million for the three months ended March 31, 2010. General and administrative expenses were $16.6 million for three months ended March 31, 2011, compared to $12.8 million for three months ended March 31, 2010. The increase in our general and administrative expenses resulted primarily from higher legal expenses and executive compensation costs in the three months ended March 31, 2011 then in the same period in the prior year and additional corporate administrative costs to support the Regency hospitals. Our bad debt expense as a percentage of net operating revenues was 2.1% for the three months ended March 31, 2011 compared to 1.6% for the three months ended March 31, 2010. We experienced an increase in our bad debt expense in both our business segments that resulted from aging of some of our accounts receivable. We do not believe our experience in the first quarter of 2011 is indicative of any new trend and we expect our bad debt expense will decline to historical levels over the remainder of the year.
Adjusted EBITDA
Specialty Hospitals. Our specialty hospital Adjusted EBITDA increased by 21.1% to $100.4 million for the three months ended March 31, 2011 compared to $82.9 million for the three months ended March 31, 2010. Adjusted EBITDA margins decreased to 19.3% for the three months ended March 31, 2011 from 20.1% for the three months ended March 31, 2010. For the three months ended March 31, 2010, the Regency hospitals acquired on September 1, 2010 contributed $14.5 million of the increase in specialty hospital Adjusted EBITDA. Excluding the effect of the Regency hospitals, the Adjusted EBITDA margin would have been 20.0% for the three months ended March 31, 2011. In addition to the contribution from the Regency hospitals, the increase in the Adjusted EBITDA for the remainder of our specialty hospitals was primarily the result of the increase in patient days described above under “Net Operating Revenues — Specialty Hospitals.”

Outpatient Rehabilitation. Our outpatient rehabilitation Adjusted EBITDA for the segment increased by 4.3% to $21.4 million for the three months ended March 31, 2011 compared to $20.5 million for the three months ended March 31, 2010. Our outpatient rehabilitation Adjusted EBITDA margins for the segment increased to 12.4% for the three months ended March 31, 2011 from 11.9% for the three months ended March 31, 2010. The principal reason for the increase in Adjusted EBITDA and the Adjusted EBITDA margin for the segment was related to our outpatient rehabilitation clinics. Our Adjusted EBITDA in our outpatient rehabilitation clinics increased by $3.8 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Additionally, our Adjusted EBITDA margins for our outpatient rehabilitation clinics grew to 13.4% for the three months ended March 31, 2011 from 10.9% for the three months ended March 31, 2010. The increase in our Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation clinics was principally due to an improvement in the performance in the clinics acquired in 2007 from HealthSouth Corporation and the increase in our net revenue per visit. We experienced a decline in the Adjusted EBITDA and Adjusted EBITDA margin of our contract services business that resulted from the a loss of a significant group of locations as described under “Net Operating Revenues — Outpatient Rehabilitation.”
Other. The Adjusted EBITDA loss was $16.0 million for the three months ended March 31, 2011 compared to an Adjusted EBITDA loss of $12.5 million for the three months ended March 31, 2010 and is primarily related to our general and administrative expenses.
Income from Operations
For the three months ended March 31, 2011 we had income from operations of $87.6 million compared to $72.6 million for the three months ended March 31, 2010. The increase in income from operations resulted primarily from the Regency hospitals acquired on September 1, 2010, which contributed $12.7 million of income from operations for the quarter.
Interest Expense
Select Medical Corporation. Interest expense was $18.7 million for the three months ended March 31, 2011 compared to $23.0 million for the three months ended March 31, 2010. The decrease in interest expense has resulted primarily from the expiration of interest rate swaps that carried higher fixed interest rates.
Select Medical Holdings Corporation. Interest expense was $25.7 million for the three months ended March 31, 2011 compared to $30.0 million for the three months ended March 31, 2010. The decrease in interest expense has resulted primarily from the expiration of interest rate swaps that carried higher fixed interest rates.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $29.0 million for the three months ended March 31, 2011. The expense represented an effective tax rate of 42.1%. We recorded income tax expense of $19.6 million for the three months ended March 31, 2010. The expense represented an effective tax rate of 39.3%. The increase in our effective tax rate has resulted from a difference between the tax accounting basis and the financial accounting basis associated with a hospital exchange that occurred in 2011.
Select Medical Holdings Corporation. We recorded income tax expense of $26.6 million for the three months ended March 31, 2011. The expense represented an effective tax rate of 42.9%. We recorded income tax expense of $17.1 million for the three months ended March 31, 2010. The expense represented an effective tax rate of 40.0%. The increase in our effective tax rate has resulted from a difference between the tax accounting basis and the financial accounting basis associated with a hospital exchange that occurred in 2011.

Non-Controlling Interests
Non-controlling interests in consolidated earnings were $1.7 million for the three months ended March 31, 2011 compared to $1.4 million for the three months ended March 31, 2010.
Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2011 and Three Months Ended March 31, 2010

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
	(in thousands)		(in thousands)

Cash flows provided by (used in) operating activities	$(15,796)	$(5,032)	$(2,919)	$7,685
Cash flows used in investing activities	(13,047)	(14,670)	(13,047)	(14,670)
Cash flows provided by financing activities	18,336	30,405	5,459	17,688

Net increase (decrease) in cash and cash equivalents	(10,507)	10,703	(10,507)	10,703
Cash and cash equivalents at beginning of period	83,680	4,365	83,680	4,365

Cash and cash equivalents at end of period	$73,173	$15,068	$73,173	$15,068

Operating activities for Select provided $7.7 million of cash flows for the three months ended March 31, 2011. Our days sales outstanding were 57 days at March 31, 2011 compared to 56 days at March 31, 2010 and 51 days at December 31, 2010. The increase in days sales outstanding between December 31, 2010 and March 31, 2011 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals. Our periodic interim payments were delayed during the current quarter as the result of a change in our Medicare fiscal intermediary that was mandated by CMS. Our bi-weekly payment date was pushed back five days. We will recoup the five lost days of Medicare reimbursement over future months as our hospitals cycle through their semi-annual payment reviews.
The operating cash flows of Select exceeded the operating cash flows of Holdings by $12.7 million for the three months ended March 31, 2011 and by $12.9 million for the three months ended March 31, 2010. The difference relates to interest payments on Holdings’ indebtedness.
Investing activities used $14.7 million of cash flow for the three months ended March 31, 2011. The principal use of cash included $12.9 million related to the purchase of property and equipment and $2.0 million related to a hospital exchange. Investing activities used $13.0 million of cash flow for the three months ended March 31, 2010. The use of cash was related to the purchase of property and equipment.
Financing activities for Select provided $17.7 million of cash flow for the three months ended March 31, 2011. The primary sources of cash related to proceeds from net borrowings under our revolving credit facility of $100.0 million and net borrowings of other debt of $3.0 million. These borrowings were offset by aggregate payments on our term loans of $59.6 million, dividends paid to Holdings to fund interest payments and stock repurchases of $14.7 million, reduction in bank overdrafts of $9.4 million and $1.7 million in distributions to non-controlling interests. Financing activities for Select provided $5.5 million of cash flow for the three months ended March 31, 2010. The primary sources of cash related to proceeds from bank overdrafts of $17.3 million and net borrowings of other debt of $2.7 million, offset by dividends paid to Holdings to fund interest payments of $12.9 million and $1.7 million in distributions to non-controlling interests.

The difference in cash flows provided by financing activities of Holdings compared to Select of $12.7 million for the three months ended March 31, 2011 and $12.9 million for the three months ended March 31, 2010 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to indebtedness.
Capital Resources
Select Medical Corporation. Select had net working capital of $20.1 million at March 31, 2011 compared to net working capital deficit of $73.5 million at December 31, 2010. The increase in net working capital is primarily due to an increase in our accounts receivable.
Select Medical Holdings Corporation. Holdings had net working capital of $17.1 million at March 31, 2011 compared to net working capital deficit of $70.2 million at December 31, 2010. The increase in net working capital is primarily due to an increase in our accounts receivable.
At March 31, 2011 our senior secured credit facility (as described below), consists of:
•	a $300.0 million revolving loan facility that will terminate on August 22, 2013, including both a letter of credit sub-facility and a swingline loan sub-facility, and
•	$143.5 million in term loans that mature on February 24, 2012 (the “Tranche B Term Loans”), and
•	$278.8 million in term loans that mature on August 22, 2014 (the “Tranche B-1 Term Loans”).
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

Our senior secured credit facility requires Select to maintain certain interest expense coverage ratios and leverage ratios (both as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended March 31, 2011, Select was required to maintain an interest expense coverage ratio (its ratio of consolidated EBITDA (as defined in our senior secured credit facility) to cash interest expense) for the prior four consecutive fiscal quarters of at least 2.25 to 1.00. Select’s interest expense coverage ratio was 3.32 to 1.00 for such period. As of March 31, 2011, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 4.50 to 1.00. Select’s leverage ratio was 3.42 to 1.00 as of March 31, 2011.
Also, as of March 31, 2011, we had $147.2 million of availability under our revolving loan facility (after giving effect to $27.8 million of outstanding letters of credit).
On April 25, 2011, Select commenced a cash tender offer and consent solicitation for any and all of its $611.5 million of outstanding 7 5/8% senior subordinated notes due 2015. The tender offer is scheduled to expire at 11:59 p.m. on May 20, 2011. The tender offer and consent solicitation are being conducted in connection with Select’s negotiations to refinance its senior secured credit facility. The tender offer and consent solicitation are conditioned on Select’s entry into a new senior secured credit facility. Select expects to use a portion of the proceeds from such new senior secured credit facility to purchase the tendered and accepted 7 5/8% senior subordinated notes and to retire Holdings’ $150.0 million principal value outstanding 10% senior subordinated notes due 2015. We can provide no assurance that we will be able to successfully refinance either our current senior secured credit facility or the 7 5/8% senior subordinated notes, or that the refinancing, if it occurs, will not be delayed beyond the second quarter of 2011, or that the terms of any new indebtedness will be as favorable as the terms of our existing indebtedness.
We may also from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, in tender offers, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Holdings has authorized a program to repurchase up to $100.0 million worth of shares of our common stock. The program will remain in effect until January 31, 2012, unless extended by the board of directors. Through March 31, 2011, Select has repurchased 7,175,691 shares at a cost of $46.2 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.
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
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements” (“Update 2010-06”), which amends the guidance on fair value to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. We adopted update 2010-06 on January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which was effective for fiscal years beginning after December 15, 2010. The adoption of Update 2010-06 did not have an impact on our consolidated financial statements. We currently have no Level 3 measurements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of March 31, 2011, Select had $547.3 million in term and revolving loans outstanding under its senior secured credit facility and $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $0.9 million annual change in interest expense on our term loans.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of March 31, 2011 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Inherent Limitations on Effectiveness of Controls
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.
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
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
In November 2010, our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $100.0 million worth of our common stock. The program will remain in effect until January 31, 2012, unless extended by our board of directors. In the quarter ended March 31, 2011, we purchased a total of 269,991 shares of our common stock at an average purchase price of $7.48. The following table sets forth the monthly purchases made under this program during the quarter ended March 31, 2011:

Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
			Purchased as	May Yet Be
			Part of Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid Per Share	Programs	Programs
January 1, 2011 to January 31, 2011	—	—	—	$55,856,585
February 1, 2011 to February 28, 2011	—	—	—	$55,856,585
March 1, 2011 to March 31, 2011	269,991	$7.48	269,991	$53,831,437

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits to this report are listed in the Exhibit Index appearing on page 41 hereof.

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
Dated: May 5, 2011

SELECT MEDICAL HOLDINGS CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dated: May 5, 2011

EXHIBIT INDEX

Exhibit	Description

10.1
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.2
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.3
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.4
Amendment No. 9 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Patricia A. Rice, incorporated herein by reference to Exhibit 10.114 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.5
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Scott A. Romberger, incorporated herein by reference to Exhibit 10.115 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.6
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and James J. Talalai, incorporated herein by reference to Exhibit 10.116 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.7
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.8	Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.