Form 10-Q
period 2011-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2011-08-05
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2011

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
YES ☐ NO ☑
As of July 31, 2011, Select Medical Holdings Corporation had outstanding 154,151,566 shares of common stock.
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

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2010	2011	2010	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,365	$13,584	$4,365	$13,584
Accounts receivable, net of allowance for doubtful accounts of $44,416 and $50,093 in 2010 and 2011, respectively	353,432	406,472	353,432	406,472
Current deferred tax asset	30,654	15,635	30,654	15,635
Prepaid income taxes	12,699	27,223	12,699	27,223
Other current assets	28,176	29,686	28,176	29,686

Total Current Assets	429,326	492,600	429,326	492,600

Property and equipment, net	532,100	514,922	532,100	514,922
Goodwill	1,631,252	1,627,509	1,631,252	1,627,509
Other identifiable intangibles	80,119	72,776	80,119	72,776
Assets held for sale	11,342	11,342	11,342	11,342
Other assets	37,947	68,873	35,433	67,284

Total Assets	$2,722,086	$2,788,022	$2,719,572	$2,786,433

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$18,792	$20,894	$18,792	$20,894
Current portion of long-term debt and notes payable	149,379	13,740	149,379	13,740
Accounts payable	74,193	83,109	74,193	83,109
Accrued payroll	63,760	75,453	63,760	75,453
Accrued vacation	46,588	50,501	46,588	50,501
Accrued interest	30,937	18,623	21,586	15,506
Accrued restructuring	6,754	5,966	6,754	5,966
Accrued other	103,856	105,564	116,456	110,764
Due to third party payors	5,299	4,835	5,299	4,835

Total Current Liabilities	499,558	378,685	502,807	380,768

Long-term debt, net of current portion	1,281,390	1,413,128	974,913	1,245,828
Non-current deferred tax liability	59,074	64,210	59,074	64,210
Other non-current liabilities	66,650	71,155	66,650	71,155

Total Liabilities	1,906,672	1,927,178	1,603,444	1,761,961

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 154,519,025 shares and 154,151,566 shares issued and outstanding in 2010 and 2011, respectively	155	154	—	—
Common stock of Select, $0.01par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	535,628	535,421	834,894	844,975
Retained earnings	248,097	292,360	249,700	146,588

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	783,880	827,935	1,084,594	991,563
Non-controlling interest	31,534	32,909	31,534	32,909

Total Equity	815,414	860,844	1,116,128	1,024,472

Total Liabilities and Equity	$2,722,086	$2,788,022	$2,719,572	$2,786,433

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2010	2011	2010	2011

Net operating revenues	$579,877	$698,749	$579,877	$698,749

Costs and expenses:
Cost of services	470,044	569,666	470,044	569,666
General and administrative	9,802	16,115	9,802	16,115
Bad debt expense	10,845	13,943	10,845	13,943
Depreciation and amortization	16,610	17,999	16,610	17,999

Total costs and expenses	507,301	617,723	507,301	617,723

Income from operations	72,576	81,026	72,576	81,026

Other income and expense:
Loss on early retirement of debt	—	(31,018)	—	(20,385)
Equity in losses of unconsolidated subsidiaries	—	(251)	—	(251)
Other income	182	—	182	—
Interest income	—	111	—	111
Interest expense	(29,279)	(25,296)	(22,325)	(19,694)

Income before income taxes	43,479	24,572	50,433	40,807

Income tax expense	17,306	10,915	19,740	16,597

Net income	26,173	13,657	30,693	24,210

Less: Net income attributable to non-controlling interests	1,711	1,938	1,711	1,938

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$24,462	$11,719	$28,982	$22,272

Income per common share:
Basic	$0.15	$0.08
Diluted	$0.15	$0.08
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011

Net operating revenues	$1,164,690	$1,391,935	$1,164,690	$1,391,935

Costs and expenses:
Cost of services	942,421	1,127,082	942,421	1,127,082
General and administrative	22,591	32,681	22,591	32,681
Bad debt expense	20,132	28,293	20,132	28,293
Depreciation and amortization	34,321	35,221	34,321	35,221

Total costs and expenses	1,019,465	1,223,277	1,019,465	1,223,277

Income from operations	145,225	168,658	145,225	168,658

Other income and expense:
Loss on early retirement of debt	—	(31,018)	—	(20,385)
Equity in losses of unconsolidated subsidiaries	—	(324)	—	(324)
Other income	316	—	316	—
Interest income	—	167	—	167
Interest expense	(59,321)	(50,960)	(45,363)	(38,356)

Income from operations before income taxes	86,220	86,523	100,178	109,760

Income tax expense	34,415	37,479	39,300	45,611

Net income	51,805	49,044	60,878	64,149

Less: Net income attributable to non-controlling interests	3,117	3,653	3,117	3,653

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$48,688	$45,391	$57,761	$60,496

Income per common share:
Basic	$0.30	$0.29
Diluted	$0.30	$0.29
The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Equity and Income
(unaudited)
(in thousands)

			Select Medical Holdings Corporation Stockholders
			Common	Common
		Comprehensive	Stock	Stock Par	Capital in	Retained	Non-controlling
	Total	Income	Issued	Value	Excess of Par	Earnings	Interests
Balance at December 31, 2010	$815,414		154,519	$155	$535,628	$248,097	$31,534
Net income	49,044	$49,044				45,391	3,653
Issuance and vesting of restricted stock	1,192				1,192
Exercise of stock options	169		42	0	169
Stock option expense	588				588
Repurchase of common shares	(3,285)		(409)	(1)	(2,156)	(1,128)
Distributions to non-controlling interests	(2,270)						(2,270)
Other	(8)						(8)

Balance at June 30, 2011	$860,844		154,152	$154	$535,421	$292,360	$32,909

Select Medical Corporation
Consolidated Statement of Changes in Equity and Income
(unaudited)
(in thousands)

			Select Medical Corporation Stockholders
			Common	Common
		Comprehensive	Stock	Stock Par	Capital in	Retained	Non-controlling
	Total	Income	Issued	Value	Excess of Par	Earnings	Interests
Balance at December 31, 2010	$1,116,128		0	$0	$834,894	$249,700	$31,534
Net income	64,149	$64,149				60,496	3,653
Federal tax benefit of losses contributed by Holdings	8,132				8,132
Additional investment by Holdings	169				169
Net change in dividends payable to Holdings	7,400					7,400
Dividends declared and paid to Holdings	(171,008)					(171,008)
Distributions to non-controlling interests	(2,270)						(2,270)
Other	(8)						(8)
Contribution related to restricted stock awards and stock option issuances by Holdings	1,780				1,780

Balance at June 30, 2011	$1,024,472		0	$0	$844,975	$146,588	$32,909

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2010	2011	2010	2011

Operating activities
Net income	$51,805	$49,044	$60,878	$64,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,321	35,221	34,321	35,221
Provision for bad debts	20,132	28,293	20,132	28,293
Loss on early retirement of debt	—	31,018	—	20,385
Loss (gain) from disposal of assets	660	(5,201)	660	(5,201)
Non-cash gain from interest rate swaps	(316)	—	(316)	—
Non-cash stock compensation expense	945	1,780	945	1,780
Amortization of debt discount	918	962	—	103
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(51,373)	(81,240)	(51,373)	(81,240)
Other current assets	(495)	(1,511)	(495)	(1,511)
Other assets	(1,140)	2,724	(1,410)	2,469
Accounts payable	(8,796)	8,107	(8,796)	8,107
Due to third-party payors	587	(464)	587	(464)
Accrued expenses	1,546	6,775	1,659	13,008
Income and deferred taxes	9,925	8,019	14,810	16,151

Net cash provided by operating activities	58,719	83,527	71,602	101,250

Investing activities
Purchases of property and equipment	(26,454)	(23,696)	(26,454)	(23,696)
Investment in business	—	(13,514)	—	(13,514)
Acquisition of businesses, net of cash acquired	—	1,921	—	1,921
Proceeds from sale of assets	—	7,879	—	7,879

Net cash used in investing activities	(26,454)	(27,410)	(26,454)	(27,410)

Financing activities
Borrowings on revolving credit facilities	—	435,000	—	435,000
Payments on revolving credit facilities	—	(395,000)	—	(395,000)
Borrowings on 2011 credit facility term loan, net of discount	—	841,500	—	841,500
Payments on 2005 credit facility term loans, net of call premium	—	(484,633)	—	(484,633)
Repurchase of 10% senior subordinated notes	—	(150,000)	—	—
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	—	(273,941)	—	(273,941)
Borrowings of other debt	5,015	5,496	5,015	5,496
Principal payments on seller and other debt	(4,442)	(3,480)	(4,442)	(3,480)
Debt issuance costs	—	(18,556)	—	(18,556)
Proceeds from bank overdrafts	14,201	2,102	14,201	2,102
Equity investment by Holdings	—	—	125	169
Repurchase of common stock	—	(3,285)	—	—
Proceeds from issuance of common stock	125	169	—	—
Dividends paid to Holdings	—	—	(12,883)	(171,008)
Distributions to non-controlling interests	(2,091)	(2,270)	(2,091)	(2,270)

Net cash provided by (used in) financing activities	12,808	(46,898)	(75)	(64,621)

Net increase in cash and cash equivalents	45,073	9,219	45,073	9,219

Cash and cash equivalents at beginning of period	83,680	4,365	83,680	4,365

Cash and cash equivalents at end of period	$128,753	$13,584	$128,753	$13,584

Supplemental Cash Flow Information
Cash paid for interest	$55,928	$59,289	$43,055	$41,572
Cash paid for taxes	$24,664	$29,435	$24,664	$29,435
The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 for the purpose of effectuating a leveraged buyout of Select, which was a publicly traded entity. Holdings was originally owned by an investor group that includes Welsh, Carson, Anderson, & Stowe, IX, LP (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”) and members of the Company’s senior management. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the “Merger”). On September 30, 2009, Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Generally accepted accounting principles (“GAAP”) require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.
The unaudited condensed consolidated financial statements of the Company as of June 30, 2011 and for the three and six month periods ended June 30, 2010 and 2011 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.
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

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 generally represents clarification of Topic 820, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. Update 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles and International Financial Reporting Standards. Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of Update 2011-04 to have a material impact on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of Update 2011-05 will cause the Company to change its presentation of other comprehensive income on its consolidated financial statements.
In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“Update 2011-07”). Update 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. Update 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The Company is in the process of evaluating the effects of Update 2011-07 on its consolidated financial statements.

3. Significant Transactions
On April 1, 2011, the Company entered into a joint venture with Baylor Health Care System. The joint venture consists of a partnership between Baylor Institute for Rehabilitation and Select Physical Therapy Texas, a wholly-owned subsidiary of the Company. The Company contributed several businesses to the joint venture, including its Frisco inpatient rehabilitation facility and certain Texas based outpatient rehabilitation clinics. A gain of $1.2 million was recognized on this contribution and is included in the general and administrative line item on the consolidated statement of operations. Additionally, the Company purchased partnership units and made working capital advances to the newly formed partnership utilizing $13.5 million in cash. The Company owns a 49.0% interest in the partnership and is accounting for the investment using the equity method because the Company does not have a controlling influence.
On June 30, 2011, the Company sold a building which it acquired in connection with the acquisition of Regency Hospital Company, L.L.C. for $7.6 million in cash. A gain of $4.2 million was recognized on this sale and is included in the general and administrative line item on the consolidated statement of operations.
4. Intangible Assets
The Company’s intangible assets consist of the following:

	As of June 30, 2011
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$25,909	$(24,916)

Indefinite-lived intangible assets:
Goodwill	$1,627,509
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,160

Total	$1,699,292

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At June 30, 2011, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 9.0 years, respectively.
Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in thousands)		(in thousands)
Amortization expense	$1,185	$327	$3,052	$653

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

2011	$1,306
2012	340
2013	0
2014	0
2015	0
The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2011 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2010	$1,330,609	$300,643	$1,631,252
Goodwill revision (1)	7,114	—	7,114
Purchase price settlement (2)	(3,921)	—	(3,921)
Goodwill acquired during the period	2,169	—	2,169
Goodwill allocated to dispositions during the period	(2,750)	(6,355)	(9,105)

Balance as of June 30, 2011	$1,333,221	$294,288	$1,627,509

(1)	During the three months ended March 31, 2011, the Company made a revision to the Regency Hospital Company, L.L.C. purchase price allocation resulting from the finalization of the intangible asset valuations.

(2)	During the three months ended June 30, 2011, the Company resolved the net working capital with the seller of Regency Hospital Company, L.L.C.
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

The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
Balance as of December 31, 2010	$6,754
Amounts paid in 2011	(1,026)
Accretion expense	238

Balance as of June 30, 2011	$5,966

The Company expects to pay out the remaining lease termination costs through 2014 for the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and through 2015 for the lease termination costs related to the Regency acquisition.
6. Indebtedness
The components of long-term debt and notes payable are shown in the following tables:

	Holdings		Select
	December 31,	June 30,	December 31,	June 30,
	2010	2011	2010	2011
	(in thousands)
7 5/8% senior subordinated notes	$611,500	$345,000	$611,500	$345,000
2011 - senior secured credit facilities:
Revolving loan	—	65,000	—	65,000
Term loan (1)	—	841,603	—	841,603
2005 - senior secured credit facilities:
Revolving loan	25,000	—	25,000	—
Term loan B	191,268	—	191,268	—
Term loan B-1	290,576	—	290,576	—
10% senior subordinated notes (2)	139,177	—	—	—
Senior floating rate notes	167,300	167,300	—	—
Other debt	5,948	7,965	5,948	7,965

Total debt	1,430,769	1,426,868	1,124,292	1,259,568
Less: current maturities	149,379	13,740	149,379	13,740

Total long-term debt	$1,281,390	$1,413,128	$974,913	$1,245,828

(1)	Includes unamortized discount of $8.4 million.

(2)	Includes unamortized discount of $10.8 million.
On June 1, 2011, Select entered into a new senior secured credit agreement (the “Credit Agreement”) that provides for $1.15 billion in senior secured credit facilities (“Senior Secured Credit Facilities”), comprised of an $850.0 million, seven-year term loan facility (“Term Loan”) and a $300.0 million, five-year revolving credit facility (“Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans.
Select used borrowings under the Senior Secured Credit Facilities to refinance all of its outstanding indebtedness under its existing credit facilities, to repurchase $266.5 million aggregate principal amount of its 7 5/8% senior subordinated notes due 2015 and to repay all of Holdings’ existing 10% senior subordinated notes due 2015. Select recognized a loss on early retirement of debt for the three and six months ended June 30, 2011 of $20.4 million related to these transactions. Holdings recognized a loss on early retirement of debt for the three and six months ended June 30, 2011 of $31.0 million related to these transactions. Borrowings under the Senior Secured Credit Facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries and will be guaranteed by Select’s future domestic subsidiaries and secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries and up to 65% of the capital stock of Select’s foreign subsidiaries, if any.

Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to:
•	in the case of the Term Loan, Adjusted LIBO plus 3.75%, or Alternative Base Rate plus 2.75%; and
•	in the case of the Revolving Credit Facility, Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternative Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select’s leverage ratio.
“Adjusted LIBO” is defined as, with respect to any interest period, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements; provided that Adjusted LIBO, when used in reference to the Term Loan, will at no time be less than 1.75% per annum.
“Alternative Base Rate” is defined as the highest of (a) the administrative agent’s Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1.00% and (c) the Adjusted LIBO from time to time for an interest period of one month, plus 1.00%.
The Term Loan will amortize in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $2.1 million commencing in September 2011. The balance of the Term Loan will be payable on June 1, 2018, provided that if on the 90th day prior to the scheduled final maturity date of Select’s 7 5/8% senior subordinated notes due 2015 (the “Tranche B Trigger Date”) more than $60.0 million in aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 are outstanding, the maturity date for the Term Loan will be the Tranche B Trigger Date. Similarly, the Revolving Credit Facility will be payable on June 1, 2016, provided that if on the 90th day prior to the scheduled final maturity date of Select’s 7 5/8% senior subordinated notes due 2015 (the “Revolving Trigger Date”) more than $60.0 million in aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 are outstanding, the maturity date for the Revolving Credit Facility will be the Revolving Trigger Date.
Select will be required to prepay borrowings under the Senior Secured Credit Facilities with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens subject to a first lien intercreditor agreement, (2) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (3) 50% of excess cash flow (as defined in the Credit Agreement) if Select’s leverage ratio is greater than 3.75 to 1.00 and 25% of excess cash flow if Select’s leverage ratio is less than or equal to 3.75 to 1.00 and greater than 3.25 to 1.00, in each case, reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Select will not be required to prepay borrowings with excess cash flow if Select’s leverage ratio is less than or equal to 3.25 to 1.00.
The Senior Secured Credit Facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA, as defined in the Credit Agreement), which is tested quarterly and becomes more restrictive over time, and prohibits Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). Failure to comply with these covenants would result in an event of default under the Senior Secured Credit Facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the Revolving Credit Facility and permit the lenders to accelerate all outstanding borrowings under the Senior Secured Credit Facilities.

The Senior Secured Credit Facilities also contain a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Senior Secured Credit Facilities contain events of default for non-payment of principal and interest when due, cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.
Maturities of Long-Term Debt and Notes Payable
Maturities of the Company’s long-term debt for the period from July 1, 2011 through December 31, 2011 and the years after 2012 are approximately as follows and are presented net of the discount on 2011 Senior Secured Credit Facilities’ term loan:

	Holdings	Select
	(in thousands)
July 1, 2011 — December 31, 2011	$8,214	$8,214
2012	8,219	8,219
2013	7,614	7,614
2014	7,613	7,613
2015	519,845	352,545
2016 and beyond	875,363	875,363
7. Fair Value
Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.
The carrying value of Select’s senior secured credit facilities was $506.8 million and $906.6 million at December 31, 2010 and June 30, 2011, respectively. The fair value of Select’s senior secured credit facilities was $497.7 million and $883.1 million at December 31, 2010 and June 30, 2011, respectively. The fair value of Select’s senior secured credit facilities was based on quoted market prices for this debt in the syndicated loan market.
The carrying value of Select’s 7 5/8% senior subordinated notes was $611.5 million and $345.0 million at December 31, 2010 and June 30, 2011, respectively. The fair value of Select’s 7 5/8% senior subordinated notes was $616.1 million and $345.0 million at December 31, 2010 and June 30, 2011, respectively. The fair value of this registered debt was based on quoted market prices.
The carrying value of Holdings’ senior floating rate notes was $167.3 million at both December 31, 2010 and June 30, 2011. The fair value of Holdings’ senior floating rate notes was $156.0 million and $163.1 million at December 31, 2010 and June 30, 2011, respectively. The fair value of this registered debt was based on quoted market prices.

8. Segment Information
The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, stock compensation expense, equity in losses of unconsolidated subsidiaries, loss on early retirement of debt and other income.
The following tables summarize selected financial data for the Company’s reportable segments for the three and six months ended June 30, 2010 and 2011. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended June 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$403,079	$176,785	$13	$579,877
Adjusted EBITDA	73,344	25,956	(9,677)	89,623
Total assets:
Select Medical Corporation	1,969,566	495,399	192,375	2,657,340
Select Medical Holdings Corporation	1,969,566	495,399	195,158	2,660,123
Capital expenditures	10,026	3,133	248	13,407

	Three Months Ended June 30, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$520,261	$178,473	$15	$698,749
Adjusted EBITDA	91,081	24,467	(15,623)	99,925
Total assets:
Select Medical Corporation	2,202,994	471,175	112,264	2,786,433
Select Medical Holdings Corporation	2,202,994	471,175	113,853	2,788,022
Capital expenditures	6,130	2,801	1,845	10,776

	Six Months Ended June 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$814,764	$349,850	$76	$1,164,690
Adjusted EBITDA	156,241	46,474	(22,224)	180,491
Total assets:
Select Medical Corporation	1,969,566	495,399	192,375	2,657,340
Select Medical Holdings Corporation	1,969,566	495,399	195,158	2,660,123
Capital expenditures	20,624	5,168	662	26,454

	Six Months Ended June 30, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,040,185	$351,664	$86	$1,391,935
Adjusted EBITDA	191,434	45,873	(31,648)	205,659
Total assets:
Select Medical Corporation	2,202,994	471,175	112,264	2,786,433
Select Medical Holdings Corporation	2,202,994	471,175	113,853	2,788,022
Capital expenditures	16,617	4,982	2,097	23,696

A reconciliation of Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three Months Ended June 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$73,344	$25,956	$(9,677)
Depreciation and amortization	(10,899)	(4,943)	(768)
Stock compensation expense	—	—	(437)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$62,445	$21,013	$(10,882)	$72,576	$72,576
Other income				182	182
Interest expense, net				(29,279)	(22,325)

Income before income taxes				$43,479	$50,433

	Three Months Ended June 30, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$91,081	$24,467	$(15,623)
Depreciation and amortization	(13,047)	(4,227)	(725)
Stock compensation expense	—	—	(900)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$78,034	$20,240	$(17,248)	$81,026	$81,026
Loss on early retirement				(31,018)	(20,385)
Equity in losses of unconsolidated subsidiaries				(251)	(251)
Interest expense, net				(25,185)	(19,583)

Income before income taxes				$24,572	$40,807

	Six Months Ended June 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$156,241	$46,474	$(22,224)
Depreciation and amortization	(21,858)	(10,799)	(1,664)
Stock compensation expense	—	—	(945)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$134,383	$35,675	$(24,833)	$145,225	$145,225
Other income				316	316
Interest expense, net				(59,321)	(45,363)

Income before income taxes				$86,220	$100,178

	Six Months Ended June 30, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$191,434	$45,873	$(31,648)
Depreciation and amortization	(25,093)	(8,686)	(1,442)
Stock compensation expense	—	—	(1,780)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$166,341	$37,187	$(34,870)	$168,658	$168,658
Loss on early retirement				(31,018)	(20,385)
Equity in losses of unconsolidated subsidiaries				(324)	(324)
Interest expense, net				(50,793)	(38,189)

Income before income taxes				$86,523	$109,760

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

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June, 30
	2010	2011	2010	2011
	(in thousands, except per share data)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$24,462	$11,719	$48,688	$45,391
Less: Earnings allocated to unvested restricted stockholders	46	125	97	486

Net income available to common stockholders	$24,416	$11,594	$48,591	$44,905

Denominator:
Weighted average shares — basic	159,709	152,603	159,686	152,720
Effect of dilutive securities:
Stock options	266	278	298	231

Weighted average shares — diluted	159,975	152,881	159,984	152,951

Basic income per common share	$0.15	$0.08	$0.30	$0.29
Diluted income per common share	$0.15	$0.08	$0.30	$0.29
The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2011	2010	2011
	(in thousands)
Stock options	2,399	1,691	1,620	2,400
10. Commitments and Contingencies
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

The Company is subject to legal proceedings and claims that arise in the ordinary course of business, which include malpractice claims covered under insurance policies, subject to a self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. In the Company’s opinion, the outcome of these actions will not have a material adverse effect on its financial position or results of operations.
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
During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its long term acute care hospitals in Columbus, Ohio. The Company understands that the subpoena was issued in connection with a qui tam lawsuit and that the government has been investigating the matter to determine whether to intervene. The Company has produced documents in response to the subpoena and has fully cooperated with the government’s investigation. The Company has been in discussions with the government to attempt to resolve this matter in a manner satisfactory to the Company and the government. Any such settlement would not involve any admission of liability or wrongdoing on the part of the Company. During the second quarter of 2011, the Company recorded a pre-tax charge of $7.5 million to establish a settlement reserve, which represents the Company’s best estimate of a probable settlement and is included in the general and administrative line item on the consolidated statement of operations. The Company can provide no assurance that it will finalize a settlement on such terms, nor can the Company predict its total financial exposure in connection with this matter if a settlement is not reached.
Construction Commitments
At June 30, 2011, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $1.9 million.

11.	Subsequent Event
On August 3, 2011, the Company’s board of directors authorized an increase of $50.0 million in the capacity of its common stock repurchase program, from $100.0 million to $150.0 million. The other terms of the program remain unchanged. The program will remain in effect until January 31, 2012, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate.

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
Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2010 and June 30, 2011 and for the three and six months ended June 30, 2010 and 2011.
The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

The following table sets forth the Non-Guarantor Subsidiaries at June 30, 2011:
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
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

Select Medical Corporation
Condensed Consolidating Balance Sheet
June 30, 2011
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Assets
Current Assets:
Cash and cash equivalents	$10,135	$2,936	$513	$—		$13,584
Accounts receivable, net	—	363,022	43,450	—		406,472
Current deferred tax asset	10,116	2,261	3,258	—		15,635
Prepaid income taxes	27,223	—	—	—		27,223
Other current assets	6,656	19,881	3,149	—		29,686

Total Current Assets	54,130	388,100	50,370	—		492,600

Property and equipment, net	7,550	451,954	55,418	—		514,922
Investment in affiliates	2,760,064	82,022	—	(2,842,086	)(a)(b)	—
Goodwill	—	1,627,509	—	—		1,627,509
Other identifiable intangibles	—	72,776	—	—		72,776
Assets held for sale	11,342	—	—	—		11,342
Other assets	30,933	35,341	1,010	—		67,284

Total Assets	$2,864,019	$2,657,702	$106,798	$(2,842,086)		$2,786,433

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$20,894	$—	$—	$—		$20,894
Current portion of long-term debt and notes payable	12,579	574	587	—		13,740
Accounts payable	8,785	64,504	9,820	—		83,109
Intercompany accounts	1,028,003	(936,574)	(91,429)	—		—
Accrued payroll	550	74,558	345	—		75,453
Accrued vacation	3,666	40,850	5,985	—		50,501
Accrued interest	14,982	11	513	—		15,506
Accrued restructuring	—	5,966	—	—		5,966
Accrued other	45,581	59,531	5,652	—		110,764
Due to third party payors	—	18,824	(13,989)	—		4,835

Total Current Liabilities	1,135,040	(671,756)	(82,516)	—		380,768

Long-term debt, net of current portion	680,841	498,090	66,897	—		1,245,828
Non-current deferred tax liability	1,431	54,832	7,947	—		64,210
Other non-current liabilities	55,144	16,011	—	—		71,155

Total Liabilities	1,872,456	(102,823)	(7,672)	—		1,761,961

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	844,975	—	—	—		844,975
Retained earnings	146,588	567,503	25,157	(592,660	)(b)	146,588
Subsidiary investment	—	2,193,022	56,404	(2,249,426	)(a)	—

Total Select Medical Corporation Stockholder’s Equity	991,563	2,760,525	81,561	(2,842,086)		991,563

Non-controlling interest	—	—	32,909	—		32,909

Total Equity	991,563	2,760,525	114,470	(2,842,086)		1,024,472

Total Liabilities and Equity	$2,864,019	$2,657,702	$106,798	$(2,842,086)		$2,786,433

(a)	Elimination of investments in consolidated subsidiaries.

(b)	Elimination of investments in consolidated subsidiaries’ earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$15	$605,562	$93,172	$—		$698,749

Costs and expenses:
Cost of services	194	493,059	76,413	—		569,666
General and administrative	16,039	76	—	—		16,115
Bad debt expense	—	11,908	2,035	—		13,943
Depreciation and amortization	654	15,099	2,246	—		17,999

Total costs and expenses	16,887	520,142	80,694	—		617,723

Income (loss) from operations	(16,872)	85,420	12,478	—		81,026

Other income and expense:
Intercompany interest and royalty fees	(1,000)	994	6	—		—
Intercompany management fees	44,391	(39,901)	(4,490)	—		—
Loss on early retirement of debt	(20,385)	—	—	—		(20,385)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(260)	9	—		(251)
Interest income	34	77	—	—		111
Interest expense	(9,011)	(9,370)	(1,313)	—		(19,694)

Income (loss) from operations before income taxes	(2,843)	36,960	6,690	—		40,807

Income tax expense	362	16,224	11	—		16,597
Equity in earnings of subsidiaries	25,477	4,784	—	(30,261	)(a)	—

Net income	22,272	25,520	6,679	(30,261)		24,210

Less: Net income attributable to non-controlling interests	—	—	1,938	—		1,938

Net income attributable to Select Medical Corporation	$22,272	$25,520	$4,741	$(30,261)		$22,272

(a)	Elimination of equity in earnings of subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$86	$1,205,815	$186,034	$—		$1,391,935

Costs and expenses:
Cost of services	832	974,281	151,969	—		1,127,082
General and administrative	32,494	187	—	—		32,681
Bad debt expense	—	24,909	3,384	—		28,293
Depreciation and amortization	1,300	29,455	4,466	—		35,221

Total costs and expenses	34,626	1,028,832	159,819	—		1,223,277

Income (loss) from operations	(34,540)	176,983	26,215	—		168,658

Other income and expense:
Intercompany interest and royalty fees	(1,995)	1,980	15	—		—
Intercompany management fees	67,863	(59,131)	(8,732)	—		—
Loss on early retirement of debt	(20,385)	—	—	—		(20,385)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(348)	24	—		(324)
Interest income	65	101	1	—		167
Interest expense	(16,376)	(19,319)	(2,661)	—		(38,356)

Income (loss) from operations before income taxes	(5,368)	100,266	14,862	—		109,760

Income tax expense	1,288	44,044	279	—		45,611
Equity in earnings of subsidiaries	67,152	10,581	—	(77,733	)(a)	—

Net income	60,496	66,803	14,583	(77,733)		64,149

Less: Net income attributable to non-controlling interests	—	—	3,653	—		3,653

Net income attributable to Select Medical Corporation	$60,496	$66,803	$10,930	$(77,733)		$60,496

(a)	Elimination of equity in earnings of subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$60,496	$66,803	$14,583	$(77,733	) (a)	$64,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,300	29,455	4,466	—		35,221
Provision for bad debts	—	24,909	3,384	—		28,293
Loss on early retirement of debt	20,385	—	—	—		20,385
Loss (gain) from disposal of assets	10	(5,225)	14	—		(5,201)
Non-cash stock compensation expense	1,780	—	—	—		1,780
Amortization of debt discount	103	—	—	—		103
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(67,152)	(10,581)	—	77,733	(a)	—
Intercompany	53,735	(46,683)	(7,052)	—		—
Accounts receivable	—	(73,715)	(7,525)	—		(81,240)
Other current assets	(2,096)	245	340	—		(1,511)
Other assets	(4,203)	6,564	108	—		2,469
Accounts payable	2,758	4,531	818	—		8,107
Due to third-party payors	—	6,599	(7,063)	—		(464)
Accrued expenses	9,410	4,606	(1,008)	—		13,008
Income and deferred taxes	16,151	—	—	—		16,151

Net cash provided by operating activities	92,677	7,508	1,065	—		101,250

Investing activities
Purchases of property and equipment	(1,178)	(18,898)	(3,620)	—		(23,696)
Investment in business	—	(13,514)	—	—		(13,514)
Acquisition of businesses, net of cash acquired	—	1,921	—	—		1,921
Proceeds from sale of assets	—	7,879	—	—		7,879

Net cash used in investing activities	(1,178)	(22,612)	(3,620)	—		(27,410)

Financing activities
Borrowings on revolving credit facilities	435,000	—	—	—		435,000
Payments on revolving credit facilities	(395,000)	—	—	—		(395,000)
Borrowings on 2011 credit facility term loan, net of discount	841,500	—	—	—		841,500
Payments on 2005 credit facility term loan, net of call premium	(484,633)	—	—	—		(484,633)
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	(273,941)	—	—	—		(273,941)
Borrowings of other debt	5,496	—	—	—		5,496
Principal payments on seller and other debt	(2,581)	(899)	—	—		(3,480)
Debt issuance costs	(18,556)	—	—	—		(18,556)
Proceeds from bank overdrafts	2,102	—	—	—		2,102
Equity investment by Holdings	169	—	—	—		169
Dividends paid to Holdings	(171,008)	—	—	—		(171,008)
Intercompany debt reallocation	(20,061)	15,372	4,689	—		—
Distributions to non-controlling interests	—	—	(2,270)	—		(2,270)

Net cash provided by (used in) financing activities	(81,513)	14,473	2,419	—		(64,621)

Net increase (decrease) in cash and cash equivalents	9,986	(631)	(136)	—		9,219

Cash and cash equivalents at beginning of period	149	3,567	649	—		4,365

Cash and cash equivalents at end of period	$10,135	$2,936	$513	$—		$13,584

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2010
(unaudited)

	Select Medical
	Corporation (Parent	Subsidiary	Non-Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Assets
Current Assets:
Cash and cash equivalents	$149	$3,567	$649	$—		$4,365
Accounts receivable, net	—	314,123	39,309	—		353,432
Current deferred tax asset	8,007	19,226	3,421	—		30,654
Prepaid income taxes	12,699	—	—	—		12,699
Other current assets	4,560	20,127	3,489	—		28,176

Total Current Assets	25,415	357,043	46,868	—		429,326

Property and equipment, net	6,806	467,554	57,740	—		532,100
Investment in affiliates	2,667,767	81,839	—	(2,749,606	)(a)(b)	—
Goodwill	—	1,631,252	—	—		1,631,252
Other identifiable intangibles	—	80,119	—	—		80,119
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,293	12,022	1,118	—		35,433

Total Assets	$2,733,623	$2,629,829	$105,726	$(2,749,606)		$2,719,572

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$18,792	$—	$—	$—		$18,792
Current portion of long-term debt and notes payable	147,609	758	1,012	—		149,379
Accounts payable	6,027	59,164	9,002	—		74,193
Intercompany accounts	925,741	(832,683)	(93,058)	—		—
Accrued payroll	967	62,539	254	—		63,760
Accrued vacation	3,255	37,948	5,385	—		46,588
Accrued interest	21,198	388	—	—		21,586
Accrued restructuring	—	6,754	—	—		6,754
Accrued other	29,948	79,157	7,351	—		116,456
Due to third party payors	—	12,225	(6,926)	—		5,299

Total Current Liabilities	1,153,537	(573,750)	(76,980)	—		502,807

Long-term debt, net of current portion	429,743	482,858	62,312	—		974,913
Non-current deferred tax liability	2,266	48,976	7,832	—		59,074
Other non-current liabilities	63,483	3,167	—	—		66,650

Total Liabilities	1,649,029	(38,749)	(6,836)	—		1,603,444

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	834,894	—	—	—		834,894
Retained earnings	249,700	500,700	24,587	(525,287	)(b)	249,700
Subsidiary investment	—	2,167,878	56,441	(2,224,319	)(a)	—

Total Select Medical Corporation Stockholder’s Equity	1,084,594	2,668,578	81,028	(2,749,606)		1,084,594

Non-controlling interest	—	—	31,534	—		31,534

Total Equity	1,084,594	2,668,578	112,562	(2,749,606)		1,116,128

Total Liabilities and Equity	$2,733,623	$2,629,829	$105,726	$(2,749,606)		$2,719,572

(a)	Elimination of investments in subsidiaries.

(b)	Elimination of investments in subsidiaries’ retained earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2010
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
Forward-looking statements are only predictions and are not guarantees of performances. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•	additional changes in government reimbursement for our services, including changes that will result from the expiration of the moratorium for long term acute care hospitals established by the Medicare, Medicaid and SCHIP Extension Act of 2007, the American Recovery and Reinvestment Act, and the Patient Protection and Affordable Care Act may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;
•	the failure of our specialty hospitals to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;
•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;
•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;
•	acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;
•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;
•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;
•	shortages in qualified nurses or therapists could increase our operating costs significantly;
•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;
•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us could subject us to substantial uninsured liabilities and in the future we may not be able to obtain insurance at a reasonable price; and
•	other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” for the year ended December 31, 2010 contained in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2011.
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
Overview
We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of June 30, 2011, we operated 110 long term acute care hospitals and nine inpatient rehabilitation facilities in 28 states, and 952 outpatient rehabilitation clinics in 34 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $1,391.9 million for the six months ended June 30, 2011. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business, compared to 70% and 30% respectively in the comparable period in 2010. The increase in the relative portion of our net operating revenues generated from our specialty hospitals resulted from the hospitals added through our Regency Hospital Company, L.L.C (“Regency”) acquisition on September 1, 2010. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive inpatient medical rehabilitation care. Patients are typically admitted to our long term acute care hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2011 Events
Refinancing
On June 1, 2011, Select Medical Corporation (“Select”) entered into a new senior secured credit agreement that provides for $1.15 billion in senior secured credit facilities, comprised of an $850.0 million, seven-year term loan facility and a $300.0 million five-year revolving credit facility of which $125.0 million was drawn at closing. The refinancing also included the completion of a cash tender offer for $266.5 million aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 and the repurchase of all $150.0 million principal amount of Holdings’ 10.0% senior subordinated notes.
At June 30, 2011, Select had outstanding an $850.0 million term loan (at aggregate principal value) and a $65.0 million balance on the revolving portion of its senior secured credit facilities and $345.0 million in principal amount of 7 5/8% senior subordinated notes due 2015. Holdings also had $167.3 million in principal amount outstanding of its senior floating rate notes due 2015.
Significant Transactions
On April 1, 2011, we entered into a joint venture with Baylor Health Care System (“Baylor JV”). The joint venture consists of a partnership between Baylor Institute for Rehabilitation and Select Physical Therapy Texas, a wholly-owned subsidiary of Select. We contributed several businesses to the joint venture, including our Frisco inpatient rehabilitation facility and certain of our Texas based outpatient rehabilitation clinics. A gain of $1.2 million was recognized on this contribution and is included in the general and administrative line item on the consolidated statement of operations. Additionally, we purchased partnership units and made working capital advances to the newly formed partnership utilizing $13.5 million in cash. We own a 49.0% interest in the partnership and are accounting for the investment using the equity method because we do not have a controlling interest.
On June 30, 2011, we sold a building which we acquired in connection with the acquisition of Regency for $7.6 million in cash. A gain of $4.2 million was recognized on this sale and is included in the general and administrative line item on the consolidated statement of operations.
Litigation
During July 2009, we received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning our financial relationships with certain physicians practicing at our long term acute care hospitals in Columbus, Ohio (“Columbus Matter”). We understand that the subpoena was issued in connection with a qui tam lawsuit and that the government has been investigating the matter to determine whether to intervene. We have produced documents in response to the subpoena and have fully cooperated with the government’s investigation. We have been in discussions with the government in an attempt to resolve this matter in a manner satisfactory to us and the government. Any such settlement would not involve any admission of liability or wrongdoing on the part of the Company. During the second quarter of 2011, we recorded a pre-tax charge of $7.5 million to establish a settlement reserve, which represents our best estimate of a probable settlement and is included in the general and administrative line item on the consolidated statement of operations. We can provide no assurance that we will finalize a settlement on such terms, nor can we predict our total financial exposure in connection with this matter if a settlement is not reached.
Stock Repurchase Program
On August 3, 2011, our board of directors authorized an increase of $50.0 million in the capacity of our common stock repurchase program, from $100.0 million to $150.0 million. The other terms of the program remain unchanged. The program will remain in effect until January 31, 2012, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as we deem appropriate.

Summary Financial Results
Second Quarter Ended June 30, 2011
For the three months ended June 30, 2011, our net operating revenues increased 20.5% to $698.7 million compared to $579.9 million for the three months ended June 30, 2010. This increase in net operating revenues resulted principally from a 29.1% increase in our specialty hospital net operating revenue. The increase in our specialty hospital net operating revenue is primarily due to the Regency hospitals acquired on September 1, 2010. We had income from operations for the three months ended June 30, 2011 of $81.0 million compared to $72.6 million for the three months ended June 30, 2010. The increase in income from operations resulted from the addition of the Regency hospitals acquired on September 1, 2010 and improved operating performance at our other specialty hospitals, offset by an increase in general and administrative costs. Holdings’ interest expense for the three months ended June 30, 2011 was $25.3 million compared to $29.3 million for the three months ended June 30, 2010. Select’s interest expense for the three months ended June 30, 2011 was $19.7 million compared to $22.3 million for the three months ended June 30, 2010. The decrease in interest expense for both Holdings and Select was attributable to a reduction in our average interest rate that resulted from the expiration of interest rate swaps during 2010 that carried higher fixed interest rates and lower interest rates on portions of the debt we refinanced on June 1, 2011.
For the six months ended June 30, 2011, our net operating revenues increased 19.5% to $1,391.9 million compared to $1,164.7 million for the six months ended June 30, 2010. This increase in net operating revenues resulted principally from a 27.7% increase in our specialty hospital net operating revenue. The increase in our specialty hospital net operating revenue is primarily due to the Regency hospitals acquired on September 1, 2010. We had income from operations for the six months ended June 30, 2011 of $168.7 million compared to $145.2 million for the six months ended June 30, 2010. The increase in income from operations resulted from the addition of the Regency hospitals acquired on September 1, 2010 and improved operating performance at our other specialty hospitals, offset by an increase in general and administrative costs. Holdings’ interest expense for the six months ended June 30, 2011 was $51.0 million compared to $59.3 million for the six months ended June 30, 2010. Select’s interest expense for the six months ended June 30, 2011 was $38.4 million compared to $45.4 million for the six months ended June 30, 2010. The decrease in interest expense for both Holdings and Select was attributable to a reduction in our average interest rate that resulted from the expiration of interest rate swaps during 2010.
Cash flow from operations provided $83.5 million of cash for the six months ended June 30, 2011 for Holdings and provided $101.3 million of cash for the six months ended June 30, 2011 for Select. The difference between Holdings and Select primarily relates to interest payments on Holdings’ 10% senior subordinated notes and senior floating rate notes.
Regulatory Changes
In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. The following is a discussion of recent regulatory changes that have affected our results of operations for the three and six months ended June 30, 2011. Our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2011 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

Health Reform Legislation
Federal agencies, including the Centers for Medicare & Medicaid Services (“CMS”), continue to implement provisions of the Patient Protection and Affordable Care Act (“PPACA”). The PPACA expands access to health insurance through subsidies, coverage mandates and other insurance market reforms. In addition, PPACA makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives addressing, among other things, reductions in healthcare spending, patient safety incentives and protections against fraud and abuse of federal healthcare programs. The PPACA adopts significant changes to the Medicare program that are particularly relevant to long term acute care hospitals (“LTCHs”), inpatient rehabilitation facilities (“IRFs”) and outpatient rehabilitation services. As part of health reform legislation, President Obama also signed the “Health Care and Education Affordability Reconciliation Act of 2010,” which made some limited but important changes to the PPACA.
We have included in our Annual Report on Form 10-K for the year ended December 31, 2010 a detailed discussion of the PPACA provisions that affect our business, as well as regulatory initiatives adopted by CMS in response to particular provisions of the PPACA.
Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2011
On August 16, 2010, CMS published the policies and payment rates for long term care hospital prospective payment system (“LTCH-PPS”) for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 is $39,600, which is a decrease from the fiscal year 2010 federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and $39,795 in effect from April 1, 2010 to September 30, 2010. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and $18,615 in effect from April 1, 2010 to September 31, 2010. The final rule included revisions to the relative weights for the Medicare severity long term care diagnostic related groups for fiscal year 2011.
Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2012
On August 1, 2011, CMS released an advanced copy of the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 is $40,222, an increase from the fiscal year 2011 federal rate of $39,600. The final rule establishes a fixed loss amount for high cost outlier cases for fiscal year 2012 of $17,931, which is a decrease from the fixed loss amount in the 2011 fiscal year of $18,785.
The labor-related share of the LTCH-PPS standard federal rate is adjusted annually to account for geographic differences in area wage levels by applying the applicable LTCH-PPS wage index. CMS adopted a decrease in the labor-related share from 75.271% to 70.199% under the LTCH-PPS for fiscal year 2012. In addition, CMS applied an area wage level budget neutrality factor to the standard federal rate to make annual changes to the area wage level adjustment budget neutral. Previously, there was no statutory or regulatory requirement that these adjustments to the area wage level be made in a budget neutral manner. The final rule creates a regulatory requirement that any adjustments or updates to the area wage level adjustment be made in a budget neutral manner such that estimate aggregate LTCH-PPS payments are not affected.

An LTCH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. In the preamble to the final rule for fiscal year 2012, CMS clarified its policy on the calculation of the average length of stay by specifying that all data on all Medicare inpatient days, including Medicare Advantage days, must be included in the average length of stay calculation effective for cost reporting periods beginning on or after January 1, 2012. CMS now has the ability to capture Medicare Advantage days through the required submission of “information only” bills for Medicare Advantage patients.
Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2011
On July 22, 2010, CMS published an update to the payment rates for inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard payment conversion factor for discharges during fiscal year 2011 is $13,860 which is an increase from $13,661 in effect from October 1, 2009 to March 31, 2010 and $13,627 in effect from April 1, 2010 to September 30, 2010. CMS also increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721 in fiscal year 2010.
Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2012
On July 29, 2011, CMS released an advanced copy of the final rule updating the policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 and through September 30, 2012). The standard payment conversion factor for discharges during fiscal year 2012 is $14,076 which is an increase from $13,860 applicable during fiscal year 2011. CMS decreased the outlier threshold amount for fiscal year 2012 to $10,660 from $11,410 for fiscal year 2011.
The IRF-PPS provides a low-income patient adjustment to account for the cost differences associated with treatment of low-income patients. Similarly, the IRF-PPS provides a teaching adjustment to account for the higher indirect operating costs experienced by hospitals that participate in graduate medical education programs. The teaching adjustment is based on the number of full-time equivalent interns and residents training in the IRF and the IRF’s average daily census. In the proposed rule for fiscal year 2012, CMS proposed updating the low-income patient and teaching status adjustment factors. However, after receiving public comments on its proposal, CMS decided to maintain the same low-income patient and teaching status adjustment factors that applied in fiscal year 2011. CMS indicated that it would continue to review its policies on these adjustment factors.
Medicare Payment of Outpatient Rehabilitation Services
Medicare Physician Fee Schedule Sustainable Growth Rate Update
The Medicare program reimburses outpatient rehabilitation providers based on the Medicare Physician Fee Schedule. The Medicare Physician Fee Schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2011 CMS or Congress has taken action to prevent the SGR formula reductions. The Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 provided a 2.2% increase to Medicare Physician Fee Schedule payment rates, retroactive from June 1, 2010 through November 30, 2010, suspending a 21.3% reduction that briefly became effective on June 1, 2010. The Medicare and Medicaid Extenders Act of 2010 (“MMEA”) prevented a 25.5% reduction in the Medicare Physician Fee Schedule payment rates as a result of the SGR formula that would have taken effect on January 1, 2011. The

MMEA extends the current Medicare Physician Fee Schedule payment rates through December 31, 2011. On July 1, 2011 CMS released the proposed 2012 Medicare Physician Fee Schedule rule and noted that due to the SGR formula, the proposed physician fee schedule update for calendar year 2012 is projected to be a negative 29.5% unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. CMS is required to issue a proposed rule that reflects current law, so the rule does not consider any policies that may expire at the end of the year. Over the last several years, Congress has taken legislative action to avert these cuts prior to their effective date. If the 29.5% cut is averted by Congress, the projected impact of other changes in the rule on outpatient physical therapy service payments in aggregate would be a positive 3% in 2012, primarily due to the continued phase in of new practice expense survey data derived from the Physician Practice Information Survey (“PPIS”). In 2013, when the use of the PPIS data is fully phased in, the impact would be a positive 5% on outpatient physical therapy payments. For the year ended December 31, 2010, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.
Therapy Caps
Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare Physician Fee Schedule to annual limits for therapy expenses. Effective January 1, 2011, the annual limit on outpatient therapy services is $1,870 for combined physical and speech language pathology services and $1,870 for occupational therapy services. The per beneficiary caps were $1,860 for calendar year 2010. In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The MMEA extended the exceptions process for outpatient therapy caps through December 31, 2011. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning on January 1, 2012, except those services furnished and billed by outpatient hospital departments. The 2011 final Medicare Physician Fee Schedule rule indicated that CMS is evaluating alternative payment methodologies that may provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps. The dollar amount of the therapy caps for calendar year 2012 is not included in the proposed 2012 Medicare Physician Fee Schedule rule. It is anticipated that the 2012 therapy cap amount will be the 2011 rate ($1,870) increased by the percentage increase in the medical economic index (“MEI”). As in past years, congressional action will be necessary to extend the exceptions process after December 31, 2011.
Multiple Procedure Payment Reduction
CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare Physician Fee Schedule for calendar year 2011. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit (“RVU”), and then reduces the payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This multiple procedure payment reduction policy (“MPPR”)was effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy, and speech-language pathology. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, will be subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day. In the proposed 2012 Medicare Physician Fee Schedule rule, there were no revisions made to CMS’s policy regarding application of the MPPR to outpatient therapy services. CMS did indicate in the proposed rule that over the next year they will continue to review whether specific Current Procedural Terminology (“CPT”) codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

Medicare Quality Reporting Program for LTCHs and IRFs
The PPACA requires that CMS establish new quality data reporting programs for LTCHs and IRFs by fiscal year 2014. CMS has adopted a quality data reporting program requiring LTCHs to submit data from three quality measures in order to receive the full payment update in fiscal year 2014, including measures related to (1) catheter-associated urinary tract infections, (2) central line catheter-associated blood stream infection, and (3) pressure ulcers that are new or have worsened. CMS adopted a quality data reporting program requiring IRFs to submit data from two quality measures in order to receive the full payment update in fiscal year 2014, including measures related to (1) catheter-associated urinary tract infections and (2) pressure ulcers that are new or have worsened. Under the PPACA and CMS regulations, if an LTCH or IRF fails to report on the selected quality measures, it will see its reimbursement reduced by 2.0% of the annual market basket update. The reduction can result in payment rates less than the prior year. However, the reductions will not carry over into the subsequent fiscal years.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Specialty hospital data(1):
Number of hospitals owned — start of period	94	116	94	116
Number of hospitals acquired	—	—	—	1
Number of hospitals closed/sold	—	(1)	—	(2)

Number of hospitals owned — end of period	94	115	94	115
Number of hospitals managed — end of period	1	4	1	4

Total number of hospitals (all) — end of period	95	119	95	119

Available licensed beds	4,250	5,135	4,250	5,135
Admissions	10,616	13,556	21,717	27,366
Patient days	264,898	327,001	532,746	660,857
Average length of stay (days)	24	24	25	24
Net revenue per patient day(2)	$1,474	$1,505	$1,483	$1,510
Occupancy rate	68%	70%	69%	71%
Percent patient days — Medicare	63%	64%	64%	64%

Outpatient rehabilitation data:
Number of clinics owned — start of period	885	874	883	875
Number of clinic start-ups	5	7	10	15
Number of clinics closed/sold	(10)	(32)	(13)	(41)

Number of clinics owned — end of period	880	849	880	849
Number of clinics managed — end of period	73	103	73	103

Total number of clinics (all) — end of period	953	952	953	952

Number of visits	1,172,212	1,143,854	2,298,170	2,282,554
Net revenue per visit (3)	$101	$102	$101	$102

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include managed clinics or contract services revenue.

Results of Operations
The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2010	2011	2010	2011
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.0	81.5	81.0	81.5
General and administrative	1.7	2.3	1.7	2.3
Bad debt expense	1.9	2.0	1.9	2.0
Depreciation and amortization	2.9	2.6	2.9	2.6

Income from operations	12.5	11.6	12.5	11.6
Loss on early retirement of debt	—	(4.4)	—	(2.9)
Equity in losses of unconsolidated subsidiaries	—	(0.0)	—	(0.0)
Other income	0.0	—	0.0	—
Interest expense, net	(5.0)	(3.6)	(3.8)	(2.8)

Income before income taxes	7.5	3.6	8.7	5.9
Income tax expense	3.0	1.6	3.4	2.4

Net income	4.5	2.0	5.3	3.5
Net income attributable to non-controlling interest	0.3	0.3	0.3	0.3

Net income attributable to Holdings and Select	4.2%	1.7%	5.0%	3.2%

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2011	2010	2011
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	80.9	81.0	80.9	81.0
General and administrative	2.0	2.4	2.0	2.4
Bad debt expense	1.7	2.0	1.7	2.0
Depreciation and amortization	2.9	2.5	2.9	2.5

Income from operations	12.5	12.1	12.5	12.1
Loss on early retirement of debt	—	(2.2)	—	(1.5)
Equity in losses of unconsolidated subsidiaries	—	(0.0)	—	(0.0)
Other income	0.0	—	0.0	—
Interest expense, net	(5.1)	(3.7)	(3.9)	(2.7)

Income before income taxes	7.4	6.2	8.6	7.9
Income tax expense	3.0	2.7	3.4	3.3

Net income	4.4	3.5	5.2	4.6
Net income attributable to non-controlling interest	0.2	0.3	0.2	0.3

Net income attributable to Holdings and Select	4.2%	3.2%	5.0%	4.3%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended June 30,			Three Months Ended June 30,
			%			%
	2010	2011	Change	2010	2011	Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$403,079	$520,261	29.1%	$403,079	$520,261	29.1%
Outpatient rehabilitation	176,785	178,473	1.0	176,785	178,473	1.0
Other(3)	13	15	15.4	13	15	15.4

Total company	$579,877	$698,749	20.5%	$579,877	$698,749	20.5%

Income (loss) from operations:
Specialty hospitals	$62,445	$78,034	25.0%	$62,445	$78,034	25.0%
Outpatient rehabilitation	21,013	20,240	(3.7)	21,013	20,240	(3.7)
Other(3)	(10,882)	(17,248)	(58.5)	(10,882)	(17,248)	(58.5)

Total company	$72,576	$81,026	11.6%	$72,576	$81,026	11.6%

Adjusted EBITDA:(2)
Specialty hospitals	$73,344	$91,081	24.2%	$73,344	$91,081	24.2%
Outpatient rehabilitation	25,956	24,467	(5.7)	25,956	24,467	(5.7)
Other(3)	(9,677)	(15,623)	(61.4)	(9,677)	(15,623)	(61.4)

Adjusted EBITDA margins:(2)
Specialty hospitals	18.2%	17.5%		18.2%	17.5%
Outpatient rehabilitation	14.7	13.7		14.7	13.7
Other(3)	N/M	N/M		N/M	N/M

Total assets:
Specialty hospitals	$1,969,566	$2,202,994		$1,969,566	$2,202,994
Outpatient rehabilitation	495,399	471,175		495,399	471,175
Other(3)	195,158	113,853		192,375	112,264

Total company	$2,660,123	$2,788,022		$2,657,340	$2,786,433

Purchases of property and equipment, net:
Specialty hospitals	$10,026	$6,130		$10,026	$6,130
Outpatient rehabilitation	3,133	2,801		3,133	2,801
Other(3)	248	1,845		248	1,845

Total company	$13,407	$10,776		$13,407	$10,776

	Select Medical Holdings Corporation			Select Medical Corporation
	Six Months Ended June 30,			Six Months Ended June 30,
			%			%
	2010	2011	Change	2010	2011	Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$814,764	$1,040,185	27.7%	$814,764	$1,040,185	27.7%
Outpatient rehabilitation	349,850	351,664	0.5	349,850	351,664	0.5
Other(3)	76	86	13.2	76	86	13.2

Total company	$1,164,690	$1,391,935	19.5%	$1,164,690	$1,391,935	19.5%

Income (loss) from operations:
Specialty hospitals	$134,383	$166,341	23.8%	$134,383	$166,341	23.8%
Outpatient rehabilitation	35,675	37,187	4.2	35,675	37,187	4.2
Other(3)	(24,833)	(34,870)	(40.4)	(24,833)	(34,870)	(40.4)

Total company	$145,225	$168,658	16.1%	$145,225	$168,658	16.1%

Adjusted EBITDA:(2)
Specialty hospitals	$156,241	$191,434	22.5%	$156,241	$191,434	22.5%
Outpatient rehabilitation	46,474	45,873	(1.3)	46,474	45,873	(1.3)
Other(3)	(22,224)	(31,648)	(42.4)	(22,224)	(31,648)	(42.4)

Adjusted EBITDA margins:(2)
Specialty hospitals	19.2%	18.4%		19.2%	18.4%
Outpatient rehabilitation	13.3	13.0		13.3	13.0
Other(3)	N/M	N/M		N/M	N/M

Total assets:
Specialty hospitals	$1,969,566	$2,202,994		$1,969,566	$2,202,994
Outpatient rehabilitation	495,399	471,175		495,399	471,175
Other(3)	195,158	113,853		192,375	112,264

Total company	$2,660,123	$2,788,022		$2,657,340	$2,786,433

Purchases of property and equipment, net:
Specialty hospitals	$20,624	$16,617		$20,624	$16,617
Outpatient rehabilitation	5,168	4,982		5,168	4,982
Other(3)	662	2,097		662	2,097

Total company	$26,454	$23,696		$26,454	$23,696

N/M	— Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock compensation expense, equity in losses of unconsolidated subsidiaries, loss on early retirement of debt and other income. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See Note 8 to our interim unaudited consolidated financial statements for the period ended June 30, 2011 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.

(3)	Other includes our general and administrative services and non-healthcare services.
Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
In the following discussion, we address the results of operations of Select and Holdings. With the exception of incremental interest expense, loss on early retirement of debt and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interest is identical for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased by 20.5% to $698.7 million for the three months ended June 30, 2011 compared to $579.9 million for the three months ended June 30, 2010.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 29.1% to $520.3 million for the three months ended June 30, 2011 compared to $403.1 million for the three months ended June 30, 2010. The Regency hospitals acquired on September 1, 2010 contributed $80.8 million of the increased net operating revenues. The remaining increase resulted from both an increase in patient volumes and net revenue per patient day in our other specialty hospitals. Our patient days increased 23.4% to 327,001 days for the three months ended June 30, 2011, which was principally related to the addition of the Regency hospitals. The Regency hospitals contributed 51,155 patient days, and excluding the effect of the Regency hospitals, patient days would have increased 4.1% compared to the same period, prior year principally as a result of increased Medicare patient volumes. The occupancy percentage increased to 70% for the three months ended June 30, 2011 from 68% for the three months ended June 30, 2010. Our average net revenue per patient day was $1,505 for the three months ended June 30, 2011 compared to $1,474 for the three months ended June 30, 2010. The increase in our net revenue per patient day resulted from increases in our average Medicare net revenue per patient day.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues for the segment increased 1.0% to $178.5 million for the three months ended June 30, 2011 compared to $176.8 million for the three months ended June 30, 2010. The net operating revenues generated by our outpatient rehabilitation clinics grew approximately 2.0% compared to the three months ended June 30, 2010. The number of patient visits in our owned outpatient rehabilitation clinics decreased 2.4% for the three months ended June 30, 2011 to 1,143,854 visits compared to 1,172,212 visits for the three months ended June 30, 2010. The decrease in visits, which also slowed our revenue growth, resulted from the 18 clinics in the Dallas-Fort Worth metroplex that were contributed to the Baylor JV, which is accounted for as an unconsolidated joint venture. Net revenue per visit in our clinics increased 1.0% to $102 for the three months ended June 30, 2011, compared to $101 for the three months ended June 30, 2010. Our contract services business experienced a decline in net operating revenues of approximately 2.4% compared to the three months ended June 30, 2010 which was the result of a loss of a significant group of locations during the second quarter of 2010 where our contract was cancelled when our customer sold its business. We were able to partially offset some of the lost net revenue through the addition of new contracts.
Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $109.0 million to $599.7 million for the three months ended June 30, 2011 compared to $490.7 million for the three months ended June 30, 2010. As a percentage of our net operating revenues, our operating expenses were 85.8% for the three months ended June, 2011 compared to 84.6% for the three months ended June 30, 2010. Our cost of services, a major component of which is labor expense, were $569.7 million for the three months ended June 30, 2011 compared to $470.0 million for the three months ended June 30, 2010. The principal cause of this increase resulted from the addition of the Regency hospitals. Additionally, our facility rent expense, which is a component of cost of services, was $29.6 million for the three months ended June 30, 2011 compared to $28.6 million for the three months ended June 30, 2010. General and administrative expenses were $16.1 million for three months ended June, 2011, compared to $9.8 million for three months ended June 30, 2010. The increase in our general and administrative expenses resulted from increased compensation costs of approximately $4.0 million primarily related to executive compensation, increased legal expenses of approximately $6.8 million primarily related to the reserve taken for the Columbus matter and additional corporate administrative support related to the Regency hospitals of approximately $1.0 million. These cost increases were offset by the gain of $5.4 million on the sale of assets. Our bad debt expense as a percentage of net operating revenues was 2.0% for the three months ended June 30, 2011 compared to 1.9% for the three months ended June 30, 2010.
Adjusted EBITDA
Specialty Hospitals. Our specialty hospital Adjusted EBITDA increased by 24.2% to $91.1 million for the three months ended June 30, 2011 compared to $73.3 million for the three months ended June 30, 2010. Adjusted EBITDA margins for the segment decreased to 17.5% for the three months ended June 30, 2011 from 18.2% for the three months ended June 30, 2010. For the three months ended June 30, 2011, the Regency hospitals acquired on September 1, 2010 contributed $8.7 million of the increase in specialty hospital Adjusted EBITDA. Excluding the effect of the Regency hospitals, the Adjusted EBITDA margin would have been 18.7% for the three months ended June 30, 2011. In addition to the contribution from the Regency hospitals, the increase in the Adjusted EBITDA for the remainder of our specialty hospitals was primarily the result of the increase in patient volumes and our Medicare net revenue per patient day described above under “Net Operating Revenues — Specialty Hospitals.”

Outpatient Rehabilitation. Our outpatient rehabilitation Adjusted EBITDA for the segment decreased by 5.7% to $24.5 million for the three months ended June 30, 2011 compared to $26.0 million for the three months ended June 30, 2010. Our outpatient rehabilitation Adjusted EBITDA margins for the segment decreased to 13.7% for the three months ended June 30, 2011 from 14.7% for the three months ended June 30, 2010. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $0.8 million for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Additionally, our Adjusted EBITDA margins for our outpatient rehabilitation clinics grew to 14.9% for the three months ended June 30, 2011 from 14.6% for the three months ended June 30, 2010. The increase in our Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation clinics was principally due to an increase in our net revenue per visit. We experienced a decline in the Adjusted EBITDA and Adjusted EBITDA margin of our contract services business that resulted from the loss of a significant contract during the second quarter of 2010 as described under “Net Operating Revenues — Outpatient Rehabilitation” and regulatory changes.
Other. The Adjusted EBITDA loss was $15.6 million for the three months ended June 30, 2011 compared to an Adjusted EBITDA loss of $9.7 million for the three months ended June 30, 2010 and is primarily related to our general and administrative expenses as described above under “Operating Expenses.”
Income from Operations
For the three months ended June 30, 2011 we had income from operations of $81.0 million compared to $72.6 million for the three months ended June 30, 2010. The increase in income from operations resulted primarily from the Regency hospitals acquired on September 1, 2010, which contributed $6.8 million of income from operations for the quarter, and improved operating performance at our other specialty hospitals, which was partially offset by an increase in general and administrative costs.
Loss on Early Retirement of Debt
Select Medical Corporation. On June 1, 2011 we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving facility. A portion of the proceeds from this transaction was used to repay $266.5 million of Select’s 7 5/8% senior subordinated notes. We recognized a loss on early retirement of debt of $20.4 million for the three months ended June 30, 2011 which included the write-off of unamortized deferred financing costs and tender premiums.
Select Medical Holdings Corporation. On June 1, 2011 we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving facility. A portion of the proceeds from this transaction was used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes. We recognized a loss on early retirement of debt of $31.0 million for the three months ended June 30, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.
Interest Expense
Select Medical Corporation. Interest expense was $19.7 million for the three months ended June 30, 2011 compared to $22.3 million for the three months ended June 30, 2010. The decrease in interest expense has resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates and lower interest rates on a portion of the debt we refinanced on June 1, 2011.
Select Medical Holdings Corporation. Interest expense was $25.3 million for the three months ended June 30, 2011 compared to $29.3 million for the three months ended June 30, 2010. The decrease in interest expense has resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates and lower interest rates on a portion of the debt we refinanced on June 1, 2011.

Income Taxes
Select Medical Corporation. We recorded income tax expense of $16.6 million for the three months ended June 30, 2011. The expense represented an effective tax rate of 40.7%. We recorded income tax expense of $19.7 million for the three months ended June 30, 2010. The expense represented an effective tax rate of 39.1%. Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company. The analysis in the following paragraph discusses the change in our consolidated tax rate.
Select Medical Holdings Corporation. We recorded income tax expense of $10.9 million for the three months ended June 30, 2011. The expense represented an effective tax rate of 44.4%. We recorded income tax expense of $17.3 million for the three months ended June 30, 2010. The expense represented an effective tax rate of 39.8%. The increase in our effective tax rate has resulted from a difference between the tax accounting basis and the financial accounting basis associated with a hospital exchange that occurred in 2011 and an increase in our reserves for uncertain tax positions resulting from the reserve recorded for the Columbus matter.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $1.9 million for the three months ended June 30, 2011 compared to $1.7 million for the three months ended June 30, 2010.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
In the following discussion, we address the results of operations of Select and Holdings. With the exception of interest expense, loss on early retirement of debt and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenue, operating expenses, Adjusted EBITDA, income from operations and non-controlling interest is identical for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased by 19.5% to $1,391.9 million for the six months ended June 30, 2011 compared to $1,164.7 million for the six months ended June 30, 2010.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 27.7% to $1,040.2 million for the six months ended June 30, 2011 compared to $814.8 million for the six months ended June 30, 2010. The Regency hospitals acquired on September 1, 2010 contributed $170.9 million of the increased net operating revenues. The remaining increase resulted from both an increase in patient volumes and net revenue per patient day in our other specialty hospitals. Our patient days increased 24.0% to 660,857 days for the six months ended June 30, 2011, which was principally related to the addition of the Regency hospitals. The Regency hospitals contributed 105,738 patient days, and excluding the effect of the Regency hospitals, patient days would have increased 4.2% compared to the same period, prior year principally as a result of increases in both Medicare and non-Medicare volumes. The occupancy percentage increased to 71% for the six months ended June 30, 2011 from 69% for the six months ended June 30, 2010. Our average net revenue per patient day was $1,510 for the six months ended June 30, 2011 compared to $1,483 for the six months ended June 30, 2010. The increase in our net revenue per patient day was principally due to increases in our average Medicare net revenue per patient day.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 0.5% to $351.7 million for the six months ended June 30, 2011 compared to $349.9 million for the six months ended June 30, 2010. The net operating revenues generated by our outpatient rehabilitation clinics grew approximately 2.2% compared to the six months ended June 30, 2010. The number of patient visits in our owned outpatient rehabilitation clinics decreased slightly for the six months ended June 30, 2011 to 2,282,554 visits compared to 2,298,170 visits for the six months ended June 30, 2010. The decrease in visits, which also slowed our revenue growth, resulted from the 18 clinics in the Dallas-Fort Worth metroplex that were contributed to the Baylor JV, which is accounted for as an unconsolidated joint venture. Net revenue per visit in our clinics increased 1.0% to $102 for the six months ended June 30, 2011, compared to $101 for the six months ended June 30, 2010. Our contract services business experienced a decline in net operating revenues of approximately 4.9% compared to the six months ended June 30, 2010 which was the result of a loss of a significant group of locations during the second quarter of 2010 where our contract was cancelled when our customer sold its business. We were able to partially offset some of the lost net revenue through the addition of new contracts.
Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $203.0 million to $1,188.1 million for the six months ended June 30, 2011 compared to $985.1 million for the six months ended June 30, 2010. As a percentage of our net operating revenues, our operating expenses were 85.4% for the six months ended June 30, 2011 compared to 84.6% for the six months ended June 30, 2010. Our cost of services, a major component of which is labor expense, were $1,127.1 million for the six months ended June 30, 2011 compared to $942.4 million for the six months ended June 30, 2010. The principal cause of this increase resulted from the addition of the Regency hospitals. Additionally facility rent expense, which is a component of cost of services, was $59.6 million for the six months ended June 30, 2011 compared to $57.7 million for the six months ended June 30, 2010. General and administrative expenses were $32.7 million for the six months ended June 30, 2011 compared to $22.6 million for the six months ended June 30 2010. The increase in our general and administrative expenses resulted from increased compensation costs of approximately $5.1 million primarily related to executive compensation, increased legal expenses of approximately $7.0 million primarily related to the reserve taken for the Columbus matter and additional corporate administrative support related to the Regency hospitals of approximately $1.9 million. These cost increases were offset by the gain of $5.4 million on the sale of assets. Our bad debt expense as a percentage of net operating revenues was 2.0% for the six months ended June 30, 2011 compared to 1.7% for the six months ended June 30, 2010. During the first quarter of 2011 we experienced an increase in our bad debt expense in both our business segments greater than that of the previous comparable quarter that resulted from aging of some of our accounts receivable.
Adjusted EBITDA
Specialty Hospitals. Our specialty hospital Adjusted EBITDA increased by 22.5% to $191.4 million for the six months ended June 30, 2011 compared to $156.2 million for the six months ended June 30, 2010. Our Adjusted EBITDA margins decreased to 18.4% for the six months ended June 30, 2011 from 19.2% for the six months ended June 30, 2010. For the six months ended June 30, 2011, the Regency hospitals acquired on September 1, 2010 contributed $23.2 million of the increase in specialty hospital Adjusted EBITDA. Excluding the effect of the Regency hospitals, the Adjusted EBITDA margin would have been 19.4% for the six months ended June 30, 2011. In addition to the contribution from the Regency hospitals, the increase in the Adjusted EBITDA for the remainder of our specialty hospitals was primarily the result of the increase in patient volumes and our Medicare net revenue per patient day described above under “Net Operating Revenues — Specialty Hospitals.”

Outpatient Rehabilitation. Our outpatient rehabilitation Adjusted EBITDA for the segment decreased by 1.3% to $45.9 million for the six months ended June 30, 2011 compared to $46.5 million for the six months ended June 30, 2010. Our outpatient rehabilitation Adjusted EBITDA margins for the segment decreased to 13.0% for the six months ended June 30, 2011 from 13.3% for the six months ended June 30, 2010. The principal reason for the decrease in the Adjusted EBITDA margin for the segment was related to our contract services business. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $4.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Additionally, our Adjusted EBITDA margins for our outpatient rehabilitation clinics grew to 14.2% for the six months ended June 30, 2011 from 12.8% for the six months ended June 30, 2010. The increase in our Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation clinics was principally due to an improvement in the performance in the clinics acquired in 2007 from HealthSouth Corporation and the increase in our net revenue per visit. We experienced a decline in the Adjusted EBITDA and Adjusted EBITDA margin of our contract services business that resulted from the loss of a significant contract during the second quarter of 2010 as described under “Net Operating Revenues — Outpatient Rehabilitation” and regulatory changes.
Other. The Adjusted EBITDA loss was $31.6 million for the six months ended June 30, 2011 compared to an Adjusted EBITDA loss of $22.2 million for the six months ended June 30, 2010 and is primarily related to our general and administrative expenses as described under “Operating Expenses.”
Income from Operations
For the six months ended June 30, 2011 we had income from operations of $168.7 million compared to $145.2 million for the six months ended June 30, 2010. The increase in income from operations resulted primarily from the Regency hospitals acquired on September 1, 2010 which contributed $19.5 million of income from operations for the six months ended June 30, 2011, and improved operating performance at our other specialty hospitals, offset by an increase in general and administrative costs.
Loss on Early Retirement of Debt
Select Medical Corporation. On June 1, 2011 we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving facility. A portion of the proceeds from this transaction was used to repay $266.5 million of our 7 5/8% senior subordinated notes. We recognized a loss on early retirement of debt of $20.4 million for the six months ended June 30, 2011 which included the write-off of unamortized deferred financing costs and tender premiums.
Select Medical Holdings Corporation. On June 1, 2011 we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving facility. A portion of the proceeds from this transaction was used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes. We recognized a loss on early retirement of debt of $31.0 million for the six months ended June 30, 2011 which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

Interest Expense
Select Medical Corporation. Interest expense was $38.4 million for the six months ended June 30, 2011 compared to $45.4 million for the six months ended June 30, 2010. The decrease in interest expense has resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates.
Select Medical Holdings Corporation. Interest expense was $51.0 million for the six months ended June 30, 2011 compared to $59.3 million for the six months ended June 30, 2010. The decrease in interest expense has resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $45.6 million for the six months ended June 30, 2011. The expense represented an effective tax rate of 41.6%. We recorded income tax expense of $39.3 million for the six months ended June 30, 2010. The expense represented an effective tax rate of 39.2%. Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company. The analysis in the following paragraph discusses the change in our consolidated tax rate.
Select Medical Holdings Corporation. We recorded income tax expense of $37.5 million for the six months ended June 30, 2011. The expense represented an effective tax rate of 43.3%. We recorded income tax expense of $34.4 million for the six months ended June 30, 2010. The expense represented an effective tax rate of 39.9%. The increase in our effective tax rate has resulted from a difference between the tax accounting basis and the financial accounting basis associated with a hospital exchange that occurred in 2011 and an increase in our reserves for uncertain tax positions resulting from the reserve recorded for the Columbus matter.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $3.7 million for the six months ended June 30, 2011 compared to $3.1 million for the six months ended June 30, 2010.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2011 and Six Months Ended June 30, 2010

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Six Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2011	2010	2011
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$58,719	$83,527	$71,602	$101,250
Cash flows used in investing activities	(26,454)	(27,410)	(26,454)	(27,410)
Cash flows provided by (used in) financing activities	12,808	(46,898)	(75)	(64,621)

Net increase in cash and cash equivalents	45,073	9,219	45,073	9,219
Cash and cash equivalents at beginning of period	83,680	4,365	83,680	4,365

Cash and cash equivalents at end of period	$128,753	$13,584	$128,753	$13,584

Operating activities for Select provided $101.3 million of cash flows for the six months ended June 30, 2011. Our days sales outstanding were 53 days at June 30, 2011 compared to 53 days at June 30, 2010 and 51 days at December 31, 2010. The increase in days sales outstanding between December 31, 2010 and June 30, 2011 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.
The operating cash flows of Select exceeded the operating cash flows of Holdings by $17.7 million for the six months ended June 30, 2011 and by $12.9 million for the six months ended June 30, 2010. The difference relates to interest payments and losses associated with the repurchase of a portion of Holdings’ indebtedness.
Investing activities used $27.4 million of cash flow for the six months ended June 30, 2011. The principal use of cash included $23.7 million related to the purchase of property and equipment and $13.5 million related to the purchase of the Baylor JV partnership units and working capital advances, offset by proceeds from the sale of assets of $7.9 million which was primarily related to the sale of a building we acquired in connection with the acquisition of Regency and $2.0 million from the acquisition activities that includes the resolution of the Regency net working capital with the seller. Investing activities used $26.5 million of cash flow for the six months ended June 30, 2010. The use of cash was related to the purchase of property and equipment.
Financing activities for Select used $64.6 million of cash flow for the six months ended June 30, 2011. The primary use of cash related to dividends paid to Holdings of $171.0 million to fund interest payments and the repurchase of all $150.0 million principal amount of Holdings 10% senior subordinated notes, $18.6 million of debt issuance costs and $2.3 million in distributions paid to non-controlling interests offset by net borrowings of debt of $124.9 million and $2.1 million in proceeds from bank overdrafts. Financing activities for Select provided $0.1 million of cash flow for the six months ended June 30, 2010. The primary source of cash related proceeds from bank overdrafts of $14.2 million and borrowings of other debt of $5.0 million, which were offset by payments on our seller and other debt of $4.4 million, dividends paid to Holdings to fund interest payments of $12.9 million and $2.1 million in distributions to non-controlling interests.

The difference in cash flows provided by financing activities of Holdings compared to Select of $17.7 million for the six months ended June 30, 2011 and $12.9 million for the six months ended June 30, 2010 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to indebtedness.
Capital Resources
Select Medical Corporation. Select had net working capital of $111.8 million at June 30, 2011 compared to net working capital deficit of $73.5 million at December 31, 2010. The increase in net working capital is primarily due to a decrease in our current portion of long-term debt resulting from our debt refinancing and an increase in our accounts receivable.
Select Medical Holdings Corporation. Holdings had net working capital of $113.9 million at June 30, 2011 compared to net working capital deficit of $70.2 million at December 31, 2010. The increase in net working capital is primarily due to a decrease in our current portion of long-term debt resulting from our debt refinancing and an increase in our accounts receivable.
On June 1, 2011, Select entered into a new senior secured credit agreement (the “Credit Agreement”) that provides for $1.15 billion in senior secured credit facilities (“Senior Secured Credit Facilities”) comprised of an $850.0 million, seven-year term loan facility (“Term Loan”) and a $300.0 million, five-year revolving credit facility (“Revolving Credit Facility”), including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans. Borrowings under the Senior Secured Credit Facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries and will be guaranteed by Select’s future domestic subsidiaries and secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries and up to 65% of the capital stock of Select’s foreign subsidiaries, if any.
Borrowings under the Senior Secured Credit Facilities will bear interest at a rate equal to:
•	in the case of the Term Loan, Adjusted LIBO plus 3.75%, or Alternative Base Rate plus 2.75%; and
•	in the case of the Revolving Credit Facility, Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternative Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select’s leverage ratio.
“Adjusted LIBO” is defined as, with respect to any interest period, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements; provided that Adjusted LIBO, when used in reference to the Term Loan, will at no time be less than 1.75% per annum.
“Alternative Base Rate” is defined as the highest of (a) the administrative agent’s Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1.00% and (c) the Adjusted LIBO from time to time for an interest period of one month, plus 1.00%.
The Term Loan will amortize in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $2.1 million commencing in September 2011. The balance of the Term Loan will be payable on June 1, 2018, provided that if on the 90th day prior to the scheduled final maturity date of Select’s 7 5/8% senior subordinated notes due 2015 (the “Tranche B Trigger Date”) more than $60.0 million in aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 are outstanding, the maturity date for the Term Loan will be the Tranche B Trigger Date. Similarly, the Revolving Credit Facility will be payable on June 1, 2016, provided that if on the 90th day prior to the scheduled final maturity date of Select’s 7 5/8% senior subordinated notes due 2015 (the “Revolving Trigger Date”) more than $60.0 million in aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 are outstanding, the maturity date for the Revolving Credit Facility will be the Revolving Trigger Date.

Select will be required to prepay borrowings under the Senior Secured Credit Facilities with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens subject to a first lien intercreditor agreement, (2) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (3) 50% of excess cash flow (as defined in the Credit Agreement) if Select’s leverage ratio is greater than 3.75 to 1.00 and 25% of excess cash flow if Select’s leverage ratio is less than or equal to 3.75 to 1.00 and greater than 3.25 to 1.00, in each case, reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Select will not be required to prepay borrowings with excess cash flow if Select’s leverage ratio is less than or equal to 3.25 to 1.00.
The Senior Secured Credit Facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA, as defined in the Credit Agreement), which is tested quarterly, and prohibits Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). As of June 30, 2011, Select was required to maintain its leverage ratio at less than 6.00 to 1.00, and Select’s leverage ratio was 3.72 to 1.00 as of June 30, 2011. Failure to comply with these covenants would result in an event of default under the Senior Secured Credit Facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the Revolving Credit Facility and permit the lenders to accelerate all outstanding borrowings under the Senior Secured Credit Facilities.
The Senior Secured Credit Facilities also contain a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Senior Secured Credit Facilities contain events of default for non-payment of principal and interest when due, cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.
Select used borrowings under the Senior Secured Credit Facilities to refinance all of its outstanding indebtedness under its existing credit facilities, to repurchase $266.5 million aggregate principal amount of its 7 5/8% senior subordinated notes due 2015 and to repay all of Holdings’ existing 10% senior subordinated notes due 2015.
As of June 30, 2011, we had $202.2 million of availability under our Revolving Credit Facility (after giving effect to $32.8 million of outstanding letters of credit).
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
Holdings has authorized a program to repurchase up to $100.0 million worth of shares of our common stock. On August 3, 2011, our board of directors authorized an increase of $50.0 million in capacity of our common stock repurchase program, from $100.0 million to $150.0 million. The program will remain in effect until January 31, 2012, unless extended by the board of directors. Through June 30, 2011, Select has repurchased 7,315,475 shares at a cost of $47.4 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.

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
Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 generally represents clarification of Topic 820, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. Update 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with Generally Accepted Accounting Principles and International Financial Reporting Standards. Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. We do not expect the adoption of Update 2011-04 to have a material impact on our consolidated financial statements.
In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoptions of Update 2011-05 will cause us to change our presentation of other comprehensive income on our consolidated financial statements.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“Update 2011-07”). Update 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. Update 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. We are in the process of evaluating the effects of Update 2011-07 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of June 30, 2011, Select had $915.0 million in term and revolving loans outstanding under its senior secured credit facility, excluding the unamortized debt discount of $8.4 million, and Holdings had $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.4 million annual change in interest expense on our term loans. However, because the variable interest rate for our $850.0 million in term loans is subject to an Adjusted LIBO Rate floor of 1.75%, until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.5%.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of June 30, 2011 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During July 2009, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its long term acute care hospitals in Columbus, Ohio (“Columbus Matter”). The Company understands that the subpoena was issued in connection with a qui tam lawsuit and that the government has been investigating the matter to determine whether to intervene. The Company has produced documents in response to the subpoena and has fully cooperated with the government’s investigation. The Company has been in discussions with the government to attempt to resolve this matter in a manner satisfactory to the Company and the government. Any such settlement would not involve any admission of liability or wrongdoing on the part of the Company. During the second quarter of 2011, the Company recorded a pre-tax charge of $7.5 million to establish a settlement reserve, which represents the Company’s best estimate of a probable settlement. The Company can provide no assurance that it will finalize a settlement on such terms, nor can the Company predict its total financial exposure in connection with this matter if a settlement is not reached.

ITEM 1A.	RISK FACTORS.
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
In November 2010, our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $100.0 million worth of our common stock. On August 3, 2011, our board of directors authorized an increase of $50.0 million in the capacity of our common stock repurchase program, from $100.0 million to $150.0 million. The other terms of the plan remain unchanged. The program will remain in effect until January 31, 2012, unless extended by our board of directors. In the three months ended June 30, 2011, we purchased a total of 139,784 shares of our common stock at an average purchase price of $8.99. The following table sets forth the monthly purchases made under this program during the three months ended June 30, 2011:

Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
April 1, 2011 to April 30, 2011	—	—	—	$53,831,437
May 1, 2011 to May 31, 2011	—	—	—	$53,831,437
June 1, 2011 to June 30, 2011	139,784	$8.99	139,784	$52,571,798

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
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
Dated: August 5, 2011

SELECT MEDICAL HOLDINGS CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dated: August 5, 2011

EXHIBIT INDEX

Exhibit	Description

10.1
Credit Agreement, dated as of June 1, 2011, among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Bank USA, as Co-Syndication Agents and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, LLC, as Co-Documentation Agents and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on June 2, 2011 (Reg. Nos. 001-34465 and 001-31441).

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