Form 10-Q
period 2011-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2011-11-03
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2011

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
YES ☐ NO ☑
As of October 31, 2011, Select Medical Holdings Corporation had outstanding 148,108,130 shares of common stock.
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

PART I FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2010	2011	2010	2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,365	$10,213	$4,365	$10,213
Accounts receivable, net of allowance for doubtful accounts of $44,416 and $50,597 in 2010 and 2011, respectively	353,432	394,989	353,432	394,989
Current deferred tax asset	30,654	19,834	30,654	19,834
Prepaid income taxes	12,699	10,340	12,699	10,340
Other current assets	28,176	28,106	28,176	28,106

Total Current Assets	429,326	463,482	429,326	463,482

Property and equipment, net	532,100	505,894	532,100	505,894
Goodwill	1,631,252	1,627,509	1,631,252	1,627,509
Other identifiable intangibles	80,119	72,448	80,119	72,448
Assets held for sale	11,342	11,342	11,342	11,342
Other assets	37,947	70,435	35,433	68,937

Total Assets	$2,722,086	$2,751,110	$2,719,572	$2,749,612

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$18,792	$14,618	$18,792	$14,618
Current portion of long-term debt and notes payable	149,379	10,268	149,379	10,268
Accounts payable	74,193	88,942	74,193	88,942
Accrued payroll	63,760	70,917	63,760	70,917
Accrued vacation	46,588	48,243	46,588	48,243
Accrued interest	30,937	5,590	21,586	5,153
Accrued restructuring	6,754	5,608	6,754	5,608
Accrued other	103,856	105,053	116,456	105,053
Due to third party payors	5,299	4,249	5,299	4,249

Total Current Liabilities	499,558	353,488	502,807	353,051

Long-term debt, net of current portion	1,281,390	1,397,418	974,913	1,230,118
Non-current deferred tax liability	59,074	68,399	59,074	68,399
Other non-current liabilities	66,650	73,219	66,650	73,219

Total Liabilities	1,906,672	1,892,524	1,603,444	1,724,787

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 154,519,025 shares and 149,936,594 shares issued and outstanding in 2010 and 2011, respectively	155	150	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	535,628	518,295	834,894	846,806
Retained earnings	248,097	307,648	249,700	145,526

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	783,880	826,093	1,084,594	992,332
Non-controlling interest	31,534	32,493	31,534	32,493

Total Equity	815,414	858,586	1,116,128	1,024,825

Total Liabilities and Equity	$2,722,086	$2,751,110	$2,719,572	$2,749,612

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2010	2011	2010	2011

Net operating revenues	$588,250	$694,131	$588,250	$694,131

Costs and expenses:
Cost of services	498,739	581,829	498,739	581,829
General and administrative	19,228	14,975	19,228	14,975
Bad debt expense	11,317	11,709	11,317	11,709
Depreciation and amortization	17,012	17,545	17,012	17,545

Total costs and expenses	546,296	626,058	546,296	626,058

Income from operations	41,954	68,073	41,954	68,073

Other income and expense:
Equity in earnings (losses) of unconsolidated subsidiaries	(186)	1,653	(186)	1,653
Other income	148	—	148	—
Interest income	—	119	—	119
Interest expense	(27,677)	(24,134)	(20,821)	(21,526)

Income before income taxes	14,239	45,711	21,095	48,319

Income tax expense	5,574	19,330	7,974	20,243

Net income	8,665	26,381	13,121	28,076

Less: Net income attributable to non-controlling interests	656	785	656	785

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$8,009	$25,596	$12,465	$27,291

Income per common share:
Basic	$0.05	$0.17
Diluted	$0.05	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011

Net operating revenues	$1,752,940	$2,086,066	$1,752,940	$2,086,066

Costs and expenses:
Cost of services	1,441,160	1,708,911	1,441,160	1,708,911
General and administrative	41,819	47,656	41,819	47,656
Bad debt expense	31,449	40,002	31,449	40,002
Depreciation and amortization	51,333	52,766	51,333	52,766

Total costs and expenses	1,565,761	1,849,335	1,565,761	1,849,335

Income from operations	187,179	236,731	187,179	236,731

Other income and expense:
Loss on early retirement of debt	—	(31,018)	—	(20,385)
Equity in earnings (losses) of unconsolidated subsidiaries	(186)	1,329	(186)	1,329
Other income	464	—	464	—
Interest income	—	286	—	286
Interest expense	(86,998)	(75,094)	(66,184)	(59,882)

Income from operations before income taxes	100,459	132,234	121,273	158,079

Income tax expense	39,989	56,809	47,274	65,854

Net income	60,470	75,425	73,999	92,225

Less: Net income attributable to non-controlling interests	3,773	4,438	3,773	4,438

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$56,697	$70,987	$70,226	$87,787

Income per common share:
Basic	$0.35	$0.46
Diluted	$0.35	$0.46
The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Equity and Income
(unaudited)
(in thousands)

			Select Medical Holdings Corporation Stockholders
				Common
		Comprehensive	Common	Stock Par	Capital in	Retained	Non-controlling
	Total	Income	Stock Issued	Value	Excess of Par	Earnings	Interests
Balance at December 31, 2010	$815,414		154,519	$155	$535,628	$248,097	$31,534
Net income	75,425	$75,425				70,987	4,438
Issuance and vesting of restricted stock	1,801		26	(0)	1,801
Exercise of stock options	169		42	0	169
Stock option expense	897				897
Repurchase of common shares	(31,641)		(4,650)	(5)	(20,200)	(11,436)
Distributions to non-controlling interests	(3,507)						(3,507)
Other	28						28

Balance at September 30, 2011	$858,586		149,937	$150	$518,295	$307,648	$32,493

Select Medical Corporation
Consolidated Statement of Changes in Equity and Income
(unaudited)
(in thousands)

			Select Medical Corporation Stockholders
				Common
		Comprehensive	Common	Stock Par	Capital in	Retained	Non-controlling
	Total	Income	Stock Issued	Value	Excess of Par	Earnings	Interests
Balance at December 31, 2010	$1,116,128		0	$0	$834,894	$249,700	$31,534
Net income	92,225	$92,225				87,787	4,438
Federal tax benefit of losses contributed by Holdings	9,045				9,045
Additional investment by Holdings	169				169
Net change in dividends payable to Holdings	12,600					12,600
Dividends declared and paid to Holdings	(204,561)					(204,561)
Distributions to non-controlling interests	(3,507)						(3,507)
Other	28						28
Contribution related to restricted stock awards and stock option issuances by Holdings	2,698				2,698

Balance at September 30, 2011	$1,024,825		0	$0	$846,806	$145,526	$32,493

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2011	2010	2011

Operating activities
Net income	$60,470	$75,425	$73,999	$92,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,333	52,766	51,333	52,766
Provision for bad debts	31,449	40,002	31,449	40,002
Loss on early retirement of debt	—	31,018	—	20,385
Loss (gain) from disposal of assets	612	(5,182)	612	(5,182)
Non-cash gain from interest rate swaps	(464)	—	(464)	—
Non-cash stock compensation expense	1,405	2,698	1,405	2,698
Amortization of debt discount	1,396	1,271	—	412
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(26,668)	(81,466)	(26,668)	(81,466)
Other current assets	3,571	240	3,571	240
Other assets	494	1,072	88	723
Accounts payable	(3,469)	14,008	(3,469)	14,008
Due to third-party payors	(756)	(1,050)	(756)	(1,050)
Accrued expenses	(13,038)	(12,566)	(6,527)	(3,650)
Income and deferred taxes	3,930	25,678	11,214	34,723

Net cash provided by operating activities	110,265	143,914	135,787	166,834

Investing activities
Purchases of property and equipment	(38,626)	(32,094)	(38,626)	(32,094)
Investment in business	—	(13,514)	—	(13,514)
Acquisition of businesses, net of cash acquired	(165,802)	1,921	(165,802)	1,921
Proceeds from sale of assets	—	7,879	—	7,879

Net cash used in investing activities	(204,428)	(35,808)	(204,428)	(35,808)

Financing activities
Borrowings on revolving credit facilities	90,000	595,000	90,000	595,000
Payments on revolving credit facilities	(70,000)	(570,000)	(70,000)	(570,000)
Borrowings on 2011 credit facility term loan, net of discount	—	841,500	—	841,500
Payments on 2011 credit facility term loans	—	(2,125)	—	(2,125)
Payments on 2005 credit facility term loans, net of call premium	—	(484,633)	—	(484,633)
Repurchase of 10% senior subordinated notes	—	(150,000)	—	—
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	—	(273,941)	—	(273,941)
Borrowings of other debt	5,015	5,496	5,015	5,496
Principal payments on seller and other debt	(6,667)	(5,846)	(6,667)	(5,846)
Debt issuance costs	—	(18,556)	—	(18,556)
Proceeds from (repayment of) bank overdrafts	10,971	(4,174)	10,971	(4,174)
Equity investment by Holdings	—	—	125	169
Repurchase of common stock	—	(31,641)	—	—
Proceeds from issuance of common stock	125	169	—	—
Dividends paid to Holdings	—	—	(25,522)	(204,561)
Distributions to non-controlling interests	(3,618)	(3,507)	(3,618)	(3,507)

Net cash provided by (used in) financing activities	25,826	(102,258)	304	(125,178)

Net increase (decrease) in cash and cash equivalents	(68,337)	5,848	(68,337)	5,848

Cash and cash equivalents at beginning of period	83,680	4,365	83,680	4,365

Cash and cash equivalents at end of period	$15,343	$10,213	$15,343	$10,213

Supplemental Cash Flow Information
Cash paid for interest	$99,897	$94,632	$74,381	$71,719
Cash paid for taxes	$36,424	$31,105	$36,424	$31,105
The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Basis of Presentation
Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 for the purpose of effectuating a leveraged buyout of Select, which was a publicly traded entity. Holdings was originally owned by an investor group that includes Welsh, Carson, Anderson, & Stowe, IX, LP (“Welsh Carson”), Thoma Cressey Bravo (“Thoma Cressey”) and members of the Company’s senior management. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the “Merger”). On September 30, 2009, Holdings completed its initial public offering of common stock. Generally accepted accounting principles (“GAAP”) require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.
The unaudited condensed consolidated financial statements of the Company as of September 30, 2011 and for the three and nine month periods ended September 30, 2010 and 2011 have been prepared in accordance with GAAP. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011.
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

Recent Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 generally represents clarification of Topic 820, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. Update 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of Update 2011-04 to have a material impact on its consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of Update 2011-05 will cause the Company to change its presentation of other comprehensive income on its consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“Update 2011-08). Update 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under Update 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Update 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. Update 2011-08 will be effective for goodwill impairment test performed for fiscal years beginning after December 15, 2011. Update 2011-08 does not change the accounting or measurement of impairments. This update will have no effect on the Company’s consolidated financial statements.

3. Significant Transactions
On April 1, 2011, the Company entered into a joint venture with Baylor Health Care System. The joint venture consists of a partnership between Baylor Institute for Rehabilitation and Select Physical Therapy Texas, a wholly-owned subsidiary of the Company. The Company contributed several businesses to the joint venture, including its Frisco inpatient rehabilitation facility and certain Texas-based outpatient rehabilitation clinics. A gain of $1.2 million was recognized on this contribution and is included in the general and administrative line item on the consolidated statement of operations for the nine months ended September 30, 2011. Additionally, the Company purchased partnership units and made initial working capital advances to the newly formed partnership utilizing $13.5 million in cash. The Company owns a 49.0% interest in the partnership and is accounting for the investment using the equity method because the Company does not have a controlling influence.
On June 30, 2011, the Company sold a building which it acquired in connection with the acquisition of Regency Hospital Company, L.L.C. for $7.6 million in cash. A gain of $4.2 million was recognized on this sale and is included in the general and administrative line item on the consolidated statement of operations for the nine months ended September 30, 2011.
4. Intangible Assets
The Company’s intangible assets consist of the following:

	As of September 30, 2011
	Gross Carrying	Accumulated
	Amount	Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$25,909	$(25,244)

Indefinite-lived intangible assets:
Goodwill	$1,627,509
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,160

Total	$1,699,292

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At September 30, 2011, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 8.7 years, respectively.

Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in thousands)		(in thousands)
Amortization expense	$869	$328	$3,921	$981
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

2011	$1,306
2012	340
2013	0
2014	0
2015	0
The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2011 are as follows:

	Specialty	Outpatient
	Hospitals	Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2010	$1,330,609	$300,643	$1,631,252
Goodwill revision (1)	7,114	—	7,114
Purchase price settlement (2)	(3,921)	—	(3,921)
Goodwill acquired during the period	2,169	—	2,169
Goodwill allocated to dispositions during the period	(2,750)	(6,355)	(9,105)

Balance as of September 30, 2011	$1,333,221	$294,288	$1,627,509

(1)	During the three months ended March 31, 2011, the Company made a revision to the Regency Hospital Company, L.L.C. purchase price allocation resulting from the finalization of the intangible asset valuations.

(2)	During the three months ended June 30, 2011, the Company completed the post-closing settlement of net working capital with the seller of Regency Hospital Company, L.L.C.

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
The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
Balance as of December 31, 2010	$6,754
Amounts paid in 2011	(1,480)
Accretion expense	334

Balance as of September 30, 2011	$5,608

The Company expects to pay out the remaining lease termination costs through 2014 for the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and through 2015 for the lease termination costs related to the Regency acquisition.
6. Indebtedness
The components of long-term debt and notes payable are shown in the following table:

	Holdings		Select
	December 31,	September 30,	December 31,	September 30,
	2010	2011	2010	2011
	(in thousands)
7 5/8% senior subordinated notes	$611,500	$345,000	$611,500	$345,000
2011 - senior secured credit facilities:
Revolving loan	—	50,000	—	50,000
Term loan (1)	—	839,787	—	839,787
2005 - senior secured credit facilities:
Revolving loan	25,000	—	25,000	—
Term loan B	191,268	—	191,268	—
Term loan B-1	290,576	—	290,576	—
10% senior subordinated notes (2)	139,177	—	—	—
Senior floating rate notes	167,300	167,300	—	—
Other debt	5,948	5,599	5,948	5,599

Total debt	1,430,769	1,407,686	1,124,292	1,240,386
Less: current maturities	149,379	10,268	149,379	10,268

Total long-term debt	$1,281,390	$1,397,418	$974,913	$1,230,118

(1)	Presented net of unamortized discount of $8.1 million.

(2)	Presented net of unamortized discount of $10.8 million.

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
Select used borrowings under the Senior Secured Credit Facilities to refinance all of its outstanding indebtedness under its existing credit facilities, to repurchase $266.5 million aggregate principal amount of its 7 5/8% senior subordinated notes due 2015 and to repay all of Holdings’ existing 10% senior subordinated notes due 2015. Select recognized a loss on early retirement of debt for the nine months ended September 30, 2011 of $20.4 million related to these transactions. Holdings recognized a loss on early retirement of debt for the nine months ended September 30, 2011 of $31.0 million related to these transactions. Borrowings under the Senior Secured Credit Facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries and will be guaranteed by Select’s future domestic subsidiaries and secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries and up to 65% of the capital stock of Select’s foreign subsidiaries, if any.
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
Maturities of Long-Term Debt and Notes Payable
Maturities of the Company’s long-term debt for the period from October 1, 2011 through December 31, 2011 and the years after 2011 are approximately as follows and are presented net of the discount on 2011 Senior Secured Credit Facilities’ term loan:

	Holdings	Select
	(in thousands)
2011	$3,425	$3,425
2012	8,826	8,826
2013	7,614	7,614
2014	7,613	7,613
2015	519,845	352,545
2016 and beyond	860,363	860,363
7. Fair Value
Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of Select’s senior secured credit facilities was $506.8 million and $889.8 million at December 31, 2010 and September 30, 2011, respectively. The fair value of Select’s senior secured credit facilities was $497.7 million and $800.3 million at December 31, 2010 and September 30, 2011, respectively. The fair value of Select’s senior secured credit facilities was based on quoted market prices for this debt in the syndicated loan market.
The carrying value of Select’s 7 5/8% senior subordinated notes was $611.5 million and $345.0 million at December 31, 2010 and September 30, 2011, respectively. The fair value of Select’s 7 5/8% senior subordinated notes was $616.1 million and $300.2 million at December 31, 2010 and September 30, 2011, respectively. The fair value of this publicly traded debt was based on quoted market prices.
The carrying value of Holdings’ senior floating rate notes was $167.3 million at both December 31, 2010 and September 30, 2011. The fair value of Holdings’ senior floating rate notes was $156.0 million and $148.1 million at December 31, 2010 and September 30, 2011, respectively. The fair value of this publicly traded debt was based on quoted market prices.
8. Segment Information
The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries, loss on early retirement of debt and other income.
The following tables summarize selected financial data for the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2011. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended September 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$419,798	$168,438	$14	$588,250
Adjusted EBITDA	58,282	20,339	(19,195)	59,426
Total assets:
Select Medical Corporation	2,051,238	487,171	179,551	2,717,960
Select Medical Holdings Corporation	2,051,238	487,171	182,199	2,720,608
Capital expenditures	9,339	2,019	814	12,172

	Three Months Ended September 30, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$521,085	$173,030	$16	$694,131
Adjusted EBITDA	81,570	19,435	(14,469)	86,536
Total assets:
Select Medical Corporation	2,191,493	468,551	89,568	2,749,612
Select Medical Holdings Corporation	2,191,493	468,551	91,066	2,751,110
Capital expenditures	4,957	3,160	281	8,398

	Nine Months Ended September 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,234,562	$518,288	$90	$1,752,940
Adjusted EBITDA	214,523	66,813	(41,419)	239,917
Total assets:
Select Medical Corporation	2,051,238	487,171	179,551	2,717,960
Select Medical Holdings Corporation	2,051,238	487,171	182,199	2,720,608
Capital expenditures	29,963	7,187	1,476	38,626

	Nine Months Ended September 30, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,561,270	$524,694	$102	$2,086,066
Adjusted EBITDA	273,004	65,308	(46,117)	292,195
Total assets:
Select Medical Corporation	2,191,493	468,551	89,568	2,749,612
Select Medical Holdings Corporation	2,191,493	468,551	91,066	2,751,110
Capital expenditures	21,574	8,142	2,378	32,094

A reconciliation of Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three Months Ended September 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$58,282	$20,339	$(19,195)
Depreciation and amortization	(11,237)	(4,953)	(822)
Stock compensation expense	—	—	(460)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$47,045	$15,386	$(20,477)	$41,954	$41,954
Equity in losses of unconsolidated subsidiaries				(186)	(186)
Other income				148	148
Interest expense, net				(27,677)	(20,821)

Income before income taxes				$14,239	$21,095

	Three Months Ended September 30, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$81,570	$19,435	$(14,469)
Depreciation and amortization	(12,828)	(4,003)	(714)
Stock compensation expense	—	—	(918)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$68,742	$15,432	$(16,101)	$68,073	$68,073
Equity in earnings of unconsolidated subsidiaries				1,653	1,653
Interest expense, net				(24,015)	(21,407)

Income before income taxes				$45,711	$48,319

	Nine Months Ended September 30, 2010
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$214,523	$66,813	$(41,419)
Depreciation and amortization	(33,095)	(15,752)	(2,486)
Stock compensation expense	—	—	(1,405)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$181,428	$51,061	$(45,310)	$187,179	$187,179
Equity in losses of unconsolidated subsidiaries				(186)	(186)
Other income				464	464
Interest expense, net				(86,998)	(66,184)

Income before income taxes				$100,459	$121,273

	Nine Months Ended September 30, 2011
	Specialty	Outpatient
	Hospitals	Rehabilitation	All Other
Adjusted EBITDA	$273,004	$65,308	$(46,117)
Depreciation and amortization	(37,921)	(12,689)	(2,156)
Stock compensation expense	—	—	(2,698)

				Select Medical
				Holdings	Select Medical
				Corporation	Corporation
Income (loss) from operations	$235,083	$52,619	$(50,971)	$236,731	$236,731
Loss on early retirement of debt				(31,018)	(20,385)
Equity in earnings of unconsolidated subsidiaries				1,329	1,329
Interest expense, net				(74,808)	(59,596)

Income before income taxes				$132,234	$158,079

9. Income per Common Share
The Company applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. Effective January 1, 2009 FASB clarified that share based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. Participating securities are defined as securities that participate in dividends with common stock according to a predetermined formula. These participating securities should be included in the computation of basic earnings per share under the two class method. Based upon the clarification made by FASB, the Company concluded that its non-vested restricted stock awards meet the definition of a participating security and should be included in the Company’s computation of basic earnings per share.

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$8,009	$25,596	$56,697	$70,987
Less: Earnings allocated to unvested restricted stockholders	25	278	135	763

Net income available to common stockholders	$7,984	$25,318	$56,562	$70,224

Denominator:
Weighted average shares — basic	159,717	151,470	159,698	152,299
Effect of dilutive securities:
Stock options	238	206	266	223

Weighted average shares — diluted	159,955	151,676	159,964	152,522

Basic income per common share	$0.05	$0.17	$0.35	$0.46
Diluted income per common share	$0.05	$0.17	$0.35	$0.46
The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
	(in thousands)
Stock options	2,392	2,437	2,383	2,412
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
During the third quarter of 2011, the Company entered into a settlement agreement with the United States government in connection with the previously disclosed qui tam lawsuit filed in Columbus, Ohio against certain subsidiaries of the Company. The lawsuit, filed under seal in September 2007, led to the Company’s receiving, in July 2009, a subpoena from the government seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its long term acute care hospitals in Columbus, Ohio. Under the terms of the settlement, the Company agreed to pay $7.5 million to the government and enter into a 5-year corporate integrity agreement covering its long term acute care hospitals. The Company also agreed to pay certain legal fees of the qui tam relator’s counsel. In the settlement agreement, the Company admitted no liability or wrongdoing. During the second quarter of 2011, the Company recorded a pre-tax charge of $7.5 million to establish a settlement reserve in connection with the matter. The settlement amounts and counsel fees were paid in full during the third quarter of 2011, and the Company does not expect to incur any additional material charges in connection with this matter.
Construction Commitments
At September 30, 2011, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $2.7 million.
11. Common Stock Repurchase Program
On August 3, 2011, the Company’s board of directors authorized an increase of $50.0 million in the capacity of its common stock repurchase program, from $100.0 million to $150.0 million. The other terms of the program remain unchanged. The program will now remain in effect until March 31, 2013, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate.

12.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 7 5/8% Senior Subordinated Notes
Select’s 7 5/8% senior subordinated notes are fully and unconditionally guaranteed, except for customary limitations, on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the 7 5/8% senior subordinated notes (the “Non-Guarantor Subsidiaries”).
Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2010 and September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011.
The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.
The following table sets forth the Non-Guarantor Subsidiaries at September 30, 2011:
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
Therex, P.C.
TJ Corporation I, LLC
U.S. Regional Occupational Health II, P.C.
U.S. Regional Occupational Health II of New Jersey, P.C.

Select Medical Corporation
Condensed Consolidating Balance Sheet
September 30, 2011
(unaudited)

	Select Medical
	Corporation
	(Parent Company	Subsidiary	Non-Guarantor
	Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$8,968	$580	$665	$—		$10,213
Accounts receivable, net	—	352,525	42,464	—		394,989
Current deferred tax asset	10,455	6,025	3,354	—		19,834
Prepaid income taxes	10,340	—	—	—		10,340
Other current assets	5,015	19,885	3,206	—		28,106

Total Current Assets	34,778	379,015	49,689	—		463,482

Property and equipment, net	7,176	444,451	54,267	—		505,894
Investment in affiliates	2,727,699	77,954	—	(2,805,653	)(a) (b)	—
Goodwill	—	1,627,509	—	—		1,627,509
Other identifiable intangibles	—	72,448	—	—		72,448
Assets held for sale	11,342	—	—	—		11,342
Other assets	30,599	37,423	915	—		68,937

Total Assets	$2,811,594	$2,638,800	$104,871	$(2,805,653)		$2,749,612

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$14,618	$—	$—	$—		$14,618
Current portion of long-term debt and notes payable	9,584	384	300	—		10,268
Accounts payable	7,649	70,007	11,286	—		88,942
Intercompany accounts	954,939	(865,649)	(89,290)	—		—
Accrued payroll	412	70,288	217	—		70,917
Accrued vacation	3,608	38,715	5,920	—		48,243
Accrued interest	4,562	8	583	—		5,153
Accrued restructuring	—	5,608	—	—		5,608
Accrued other	42,332	56,347	6,374	—		105,053
Due to third party payors	—	14,935	(10,686)	—		4,249

Total Current Liabilities	1,037,704	(609,357)	(75,296)	—		353,051

Long-term debt, net of current portion	723,410	445,070	61,638	—		1,230,118
Non-current deferred tax liability	1,321	58,651	8,427	—		68,399
Other non-current liabilities	56,827	16,392	—	—		73,219

Total Liabilities	1,819,262	(89,244)	(5,231)	—		1,724,787

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	846,806	—	—	—		846,806
Retained earnings	145,526	604,446	21,637	(626,083	)(b)	145,526
Subsidiary investment	—	2,123,598	55,972	(2,179,570	)(a)	—

Total Select Medical Corporation Stockholder’s Equity	992,332	2,728,044	77,609	(2,805,653)		992,332

Non-controlling interest	—	—	32,493	—		32,493

Total Equity	992,332	2,728,044	110,102	(2,805,653)		1,024,825

Total Liabilities and Equity	$2,811,594	$2,638,800	$104,871	$(2,805,653)		$2,749,612

(a)	Elimination of investments in consolidated subsidiaries.

(b)	Elimination of investments in consolidated subsidiaries’ earnings.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011
(unaudited)

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$16	$603,737	$90,378	$—		$694,131

Costs and expenses:
Cost of services	430	502,576	78,823	—		581,829
General and administrative	14,804	171	—	—		14,975
Bad debt expense	—	10,219	1,490	—		11,709
Depreciation and amortization	641	14,484	2,420	—		17,545

Total costs and expenses	15,875	527,450	82,733	—		626,058

Income (loss) from operations	(15,859)	76,287	7,645	—		68,073

Other income and expense:
Intercompany interest and royalty fees	(659)	655	4	—		—
Intercompany management fees	18,698	(14,320)	(4,378)	—		—
Equity in earnings of unconsolidated subsidiaries	—	1,633	20	—		1,653
Interest income	36	16	67	—		119
Interest expense	(12,556)	(7,874)	(1,096)	—		(21,526)

Income (loss) from operations before income taxes	(10,340)	56,397	2,262	—		48,319

Income tax expense (benefit)	(1,502)	21,215	530	—		20,243
Equity in earnings of subsidiaries	36,129	1,761	—	(37,890	)(a)	—

Net income	27,291	36,943	1,732	(37,890)		28,076

Less: Net income attributable to non-controlling interests	—	—	785	—		785

Net income attributable to Select Medical Corporation	$27,291	$36,943	$947	$(37,890)		$27,291

(a)	Elimination of equity in earnings of subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011
(unaudited)

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$102	$1,809,552	$276,412	$—		$2,086,066

Costs and expenses:
Cost of services	1,262	1,476,857	230,792	—		1,708,911
General and administrative	47,298	358	—	—		47,656
Bad debt expense	—	35,128	4,874	—		40,002
Depreciation and amortization	1,941	43,939	6,886	—		52,766

Total costs and expenses	50,501	1,556,282	242,552	—		1,849,335

Income (loss) from operations	(50,399)	253,270	33,860	—		236,731

Other income and expense:
Intercompany interest and royalty fees	(2,654)	2,635	19	—		—
Intercompany management fees	86,561	(73,451)	(13,110)	—		—
Loss on early retirement of debt	(20,385)	—	—	—		(20,385)
Equity in earnings of unconsolidated subsidiaries	—	1,285	44	—		1,329
Interest income	101	117	68	—		286
Interest expense	(28,932)	(27,193)	(3,757)	—		(59,882)

Income (loss) from operations before income taxes	(15,708)	156,663	17,124	—		158,079

Income tax expense (benefit)	(214)	65,259	809	—		65,854
Equity in earnings of subsidiaries	103,281	12,342	—	(115,623	)(a)	—

Net income	87,787	103,746	16,315	(115,623)		92,225

Less: Net income attributable to non-controlling interests	—	—	4,438	—		4,438

Net income attributable to Select Medical Corporation	$87,787	$103,746	$11,877	$(115,623)		$87,787

(a)	Elimination of equity in earnings of subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(unaudited)

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$87,787	$103,746	$16,315	$(115,623	)(a)	$92,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,941	43,939	6,886	—		52,766
Provision for bad debts	—	35,128	4,874	—		40,002
Loss on early retirement of debt	20,385	—	—	—		20,385
Loss (gain) from disposal of assets	13	(5,233)	38	—		(5,182)
Non-cash stock compensation expense	2,698	—	—	—		2,698
Amortization of debt discount	412	—	—	—		412
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(103,281)	(12,342)	—	115,623	(a)	—
Intercompany	60,188	(49,269)	(10,919)	—		—
Accounts receivable	—	(73,437)	(8,029)	—		(81,466)
Other current assets	(455)	412	283	—		240
Other assets	(8,306)	8,826	203	—		723
Accounts payable	1,622	10,102	2,284	—		14,008
Due to third-party payors	—	2,710	(3,760)	—		(1,050)
Accrued expenses	(4,455)	701	104	—		(3,650)
Income and deferred taxes	34,723	—	—	—		34,723

Net cash provided by operating activities	93,272	65,283	8,279	—		166,834

Investing activities
Purchases of property and equipment	(2,384)	(26,342)	(3,368)	—		(32,094)
Investment in business	—	(13,514)	—	—		(13,514)
Acquisition of businesses, net of cash acquired	—	1,921	—	—		1,921
Proceeds from sale of assets	—	7,879	—	—		7,879

Net cash used in investing activities	(2,384)	(30,056)	(3,368)	—		(35,808)

Financing activities
Borrowings on revolving credit facility	595,000	—	—	—		595,000
Payments on revolving credit facility	(570,000)	—	—	—		(570,000)
Borrowings on 2011 credit facility term loan	841,500	—	—	—		841,500
Payments on 2011 credit facility term loans, net of discount	(2,125)	—	—	—		(2,125)
Payments on 2005 credit facility term loans, net of call premium	(484,633)	—	—	—		(484,633)
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	(273,941)	—	—	—		(273,941)
Borrowings of other debt	5,496	—	—	—		5,496
Principal payments on seller and other debt	(4,326)	(650)	(870)	—		(5,846)
Debt issuance costs	(18,556)	—	—	—		(18,556)
Repayments of bank overdrafts	(4,174)	—	—	—		(4,174)
Equity investment by Holdings	169	—	—	—		169
Dividends paid to Holdings	(204,561)	—	—	—		(204,561)
Intercompany debt reallocation	38,082	(37,564)	(518)	—		—
Distributions to non-controlling interests	—	—	(3,507)	—		(3,507)

Net cash used in financing activities	(82,069)	(38,214)	(4,895)	—		(125,178)

Net increase (decrease) in cash and cash equivalents	8,819	(2,987)	16	—		5,848

Cash and cash equivalents at beginning of period	149	3,567	649	—		4,365

Cash and cash equivalents at end of period	$8,968	$580	$665	$—		$10,213

(a)	Elimination of equity in earnings of consolidated subsidiaries.

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

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Quarter Ended September 30, 2010
(unaudited)

	Select Medical		Non-
	Corporation (Parent	Subsidiary	Guarantor
	Company Only)	Guarantors	Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$14	$507,589	$80,647	$—		$588,250

Costs and expenses:
Cost of services	440	427,761	70,538	—		498,739
General and administrative	17,031	2,197	—	—		19,228
Bad debt expense	—	9,661	1,656	—		11,317
Depreciation and amortization	662	14,249	2,101	—		17,012

Total costs and expenses	18,133	453,868	74,295	—		546,296

Income (loss) from operations	(18,119)	53,721	6,352	—		41,954

Other income and expense:
Intercompany interest and royalty fees	(888)	877	11	—		—
Intercompany management fees	22,773	(18,937)	(3,836)	—		—
Equity in losses of unconsolidated subsidiaries	—	(186)	—	—		(186)
Other income	148	—	—	—		148
Interest expense	(11,330)	(8,462)	(1,029)	—		(20,821)

Income (loss) from operations before income taxes	(7,416)	27,013	1,498	—		21,095

Income tax expense	366	7,600	8	—		7,974
Equity in earnings of subsidiaries	20,247	965	—	(21,212	)(a)	—

Net income	12,465	20,378	1,490	(21,212)		13,121

Less: Net income attributable to non-controlling interests	—	—	656	—		656

Net income attributable to Select Medical Corporation	$12,465	$20,378	$834	$(21,212)		$12,465

(a)	Elimination of equity in net income from consolidated subsidiaries.

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
Overview
We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of September 30, 2011, we operated 110 long term acute care hospitals and nine inpatient rehabilitation facilities in 28 states, and 952 outpatient rehabilitation clinics in 34 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team.
We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,086.1 million for the nine months ended September 30, 2011. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business, compared to 70% and 30% respectively in the comparable period in 2010. The increase in the relative portion of our net operating revenues generated from our specialty hospitals resulted from the hospitals added through our Regency Hospital Company, L.L.C. (“Regency”) acquisition on September 1, 2010. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive inpatient medical rehabilitation care. Patients are typically admitted to our long term acute care hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2011 Events
Refinancing
On June 1, 2011, Select Medical Corporation (“Select”) entered into a new senior secured credit agreement that provides for $1.15 billion in senior secured credit facilities, comprised of an $850.0 million, seven-year term loan facility and a $300.0 million five-year revolving credit facility of which $125.0 million was drawn at closing. The refinancing also included the repurchase of $266.5 million aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 and the repurchase of all $150.0 million principal amount of Holdings’ 10.0% senior subordinated notes.
At September 30, 2011, Select had outstanding an $847.9 million term loan (at aggregate principal value) and a $50.0 million balance on the revolving portion of its senior secured credit facilities and $345.0 million in principal amount of 7 5/8% senior subordinated notes due 2015. Holdings also had $167.3 million in principal amount outstanding of its senior floating rate notes due 2015.
Significant Transactions
On April 1, 2011, we entered into a joint venture with Baylor Health Care System (“Baylor JV”). The joint venture consists of a partnership between Baylor Institute for Rehabilitation and Select Physical Therapy Texas, a wholly-owned subsidiary of Select. We contributed several businesses to the joint venture, including our Frisco inpatient rehabilitation facility and certain of our Texas-based outpatient rehabilitation clinics. A gain of $1.2 million was recognized on this contribution during the second quarter of 2011 and is included in the general and administrative line item on the consolidated statement of operations for the nine months ended September 30, 2011. Additionally, on April 1, 2011 we purchased partnership units and made working capital advances to the newly formed partnership utilizing $13.5 million in cash. We own a 49.0% interest in the partnership and account for the investment using the equity method because we do not have a controlling interest.
On June 30, 2011, we sold a building which we acquired in connection with the acquisition of Regency for $7.6 million in cash. A gain of $4.2 million was recognized on this sale and is included in the general and administrative line item on the consolidated statement of operations for the nine months ended September 30, 2011.
Litigation
During the third quarter of 2011, we entered into a settlement agreement with the United States government in connection with the previously disclosed qui tam lawsuit filed in Columbus, Ohio against certain of our subsidiaries. The lawsuit, filed under seal in September 2007, led to the Company’s receiving, in July 2009, a subpoena from the government seeking various documents concerning our financial relationships with certain physicians practicing at our long term acute care hospitals in Columbus, Ohio. Under the terms of the settlement, we agreed to pay $7.5 million to the government and entered into a 5-year corporate integrity agreement covering our long term acute care hospitals. We also agreed to pay certain legal fees of the qui tam relator’s counsel. In the settlement agreement, we admitted no liability or wrongdoing. During the second quarter of 2011, we recorded a pre-tax charge of $7.5 million to establish a settlement reserve in connection with the matter. The settlement amounts and counsel fees were paid in full during the third quarter 2011, and we do not expect to incur any additional material charges in connection with this matter.

Stock Repurchase Program
On August 3, 2011, our board of directors authorized an increase of $50.0 million in the capacity of our common stock repurchase program, from $100.0 million to $150.0 million. The other terms of the program remain unchanged. The program will now remain in effect until March 31, 2013, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as we deem appropriate. Through September 30, 2011, we have repurchased 11,555,447 shares for an aggregate cost, including transaction fees, of $75.8 million.
Summary Financial Results
Third Quarter Ended September 30, 2011
For the three months ended September 30, 2011, our net operating revenues increased 18.0% to $694.1 million compared to $588.3 million for the three months ended September 30, 2010. This increase in net operating revenues resulted principally from a 24.1% increase in our specialty hospital net operating revenue. The increase in our specialty hospital net operating revenue is primarily due to the Regency hospitals acquired on September 1, 2010. We had income from operations for the three months ended September 30, 2011 of $68.1 million compared to $42.0 million for the three months ended September 30, 2010. The increase in income from operations resulted from the addition of the Regency hospitals acquired on September 1, 2010, improved operating performance at our other specialty hospitals and lower general and administrative costs. Holdings’ interest expense for the three months ended September 30, 2011 was $24.1 million compared to $27.7 million for the three months ended September 30, 2010. Select’s interest expense for the three months ended September 30, 2011 was $21.5 million compared to $20.8 million for the three months ended September 30, 2010. The decrease in interest expense for Holdings was attributable to a reduction in our average interest rate that resulted from lower interest rates on portions of the debt we refinanced on June 1, 2011. Higher interest expense was incurred by Select because a portion of Holdings debt for which Select was not previously obligated was refinanced at Select through indebtedness incurred under the new senior secured credit facility on June 1, 2011.
For the nine months ended September 30, 2011, our net operating revenues increased 19.0% to $2,086.1 million compared to $1,752.9 million for the nine months ended September 30, 2010. This increase in net operating revenues resulted principally from a 26.5% increase in our specialty hospital net operating revenue. The increase in our specialty hospital net operating revenue is primarily due to the Regency hospitals acquired on September 1, 2010. We had income from operations for the nine months ended September 30, 2011 of $236.7 million compared to $187.2 million for the nine months ended September 30, 2010. The increase in income from operations resulted from the addition of the Regency hospitals acquired on September 1, 2010 and improved operating performance at our other specialty hospitals, offset in part by an increase in general and administrative costs. Holdings’ interest expense for the nine months ended September 30, 2011 was $75.1 million compared to $87.0 million for the nine months ended September 30, 2010. Select’s interest expense for the nine months ended September 30, 2011 was $59.9 million compared to $66.2 million for the nine months ended September 30, 2010. The decrease in interest expense for both Holdings and Select was primarily attributable to a reduction in our average interest rate that resulted from the expiration of interest rate swaps during 2010 and lower interest rates on portions of the debt we refinanced on June 1, 2011.
Cash flow from operations provided $143.9 million of cash for the nine months ended September 30, 2011 for Holdings and provided $166.8 million of cash for the nine months ended September 30, 2011 for Select. The difference between Holdings and Select primarily relates to interest payments on Holdings’ 10% senior subordinated notes and senior floating rate notes.

Regulatory Changes
In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. The following is a discussion of recent regulatory changes that have affected our results of operations for the three and nine months ended September 30, 2011 or may have an affect on our future results of operations. Our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on March 9, 2011 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.
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
Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2011
On August 16, 2010, CMS published the policies and payment rates for long term care hospital prospective payment system (“LTCH-PPS”) for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 is $39,600, which is a decrease from the fiscal year 2010 federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and $39,795 in effect from April 1, 2010 to September 30, 2010. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and $18,615 in effect from April 1, 2010 to September 31, 2010. The final rule included revisions to the relative weights for the Medicare severity long term care diagnostic related groups for fiscal year 2011.
Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2012
On August 18, 2011, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 is $40,222, an increase from the fiscal year 2011 federal rate of $39,600. The final rule establishes a fixed loss amount for high cost outlier cases for fiscal year 2012 of $17,931, which is a decrease from the fixed loss amount in the 2011 fiscal year of $18,785. The final rule included revisions to the relative weights for the Medicare severity long term care diagnostic related groups for fiscal year 2012.

The labor-related share of the LTCH-PPS standard federal rate is adjusted annually to account for geographic differences in area wage levels by applying the applicable LTCH-PPS wage index. CMS adopted a decrease in the labor-related share from 75.271% to 70.199% under the LTCH-PPS for fiscal year 2012. In addition, CMS applied an area wage level budget neutrality factor to the standard federal rate to make annual changes to the area wage level adjustment budget neutral. Previously, there was no statutory or regulatory requirement that these adjustments to the area wage level be made in a budget neutral manner. The final rule creates a regulatory requirement that any adjustments or updates to the area wage level adjustment be made in a budget neutral manner such that estimated aggregate LTCH-PPS payments are not affected.
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
Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2011
On July 22, 2010, CMS published an update to the payment rates for inpatient rehabilitation facility prospective payment system (“IRF-PPS”) for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard payment conversion factor for discharges during fiscal year 2011 is $13,860 which is an increase from $13,661 in effect from October 1, 2009 to March 31, 2010 and $13,627 in effect from April 1, 2010 to September 30, 2010. CMS also increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721 in fiscal year 2010. The final rule included updates to the Case-Mix-Group (“CMG”) relative weights and average length of stay values for fiscal year 2011.
Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2012
On August 5, 2011, CMS published the policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 and through September 30, 2012). The standard payment conversion factor for fiscal year 2012 is $14,076 which is an increase from $13,860 applicable during fiscal year 2011. CMS decreased the outlier threshold amount for fiscal year 2012 to $10,660 from $11,410 for fiscal year 2011. The final rule includes updates to the CMG relative weights and average length of stay values for fiscal year 2012. In a notice published September 26, 2011, CMS revised its calculation of the outlier threshold amount for fiscal year 2012 which changed the amount from $10,660 to $10,713 and made corrections to the CMG relative weights.
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
On November 1, 2011 CMS released the 2012 Medicare Physician Fee Schedule final rule and noted that due to the SGR formula, the physician fee schedule update for calendar year 2012 is projected to be a 27.4% reduction unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. Over the last several years, Congress has taken legislative action to avert these cuts prior to their effective date. If the 27.4% cut is averted by Congress, the projected impact of other changes in the rule on outpatient physical therapy service payments in aggregate would be a 4.0% increase in 2012, primarily due to the continued phase in of new practice expense survey data derived from the Physician Practice Information Survey (“PPIS”). In 2013, when the use of the PPIS data is fully phased in, the impact would be a 6.0% increase for outpatient physical therapy payments.
On October 6, 2011, the Medicare Payment Advisory Commission (MedPAC) voted to recommend that Congress repeal and replace the statutory SGR formula. The MedPAC proposal — which would require congressional approval — would freeze current Medicare Physician Fee Schedule rates for primary care services for ten years, while other services would be subject to annual payment reductions of 5.9% for three years, followed by a freeze. MedPAC offered a list of options for Congress to consider if it decides to offset SGR repeal costs (estimated at about $200 billion over ten years) within the Medicare program. For the year ended December 31, 2010, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.
Therapy Caps
Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare Physician Fee Schedule to annual limits for therapy expenses. Effective January 1, 2012, the annual limit on outpatient therapy services is $1,880 for combined physical and speech language pathology services and $1,880 for occupational therapy services. The per beneficiary caps were $1,870 for calendar year 2011 and $1,860 for calendar year 2010. In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The MMEA extended the exceptions process for outpatient therapy caps through December 31, 2011. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning on January 1, 2012, except those services furnished and billed by outpatient hospital departments. The 2011 final Medicare Physician Fee Schedule rule indicated that CMS is evaluating alternative payment methodologies that may provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps. As in past years, congressional action will be necessary to extend the exceptions process after December 31, 2011.
Multiple Procedure Payment Reduction
CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare Physician Fee Schedule for calendar year 2011. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit (“RVU”), and then reduces the payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This multiple procedure payment reduction policy (“MPPR”) was effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, will be subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day. In the final 2012 Medicare Physician Fee Schedule rule, CMS indicated that over the next year it will continue to review whether specific Current Procedural Terminology (“CPT”) codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.
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
On September 15, 2011, the United States Government Accountability Office (“GAO”) issued a report concerning the oversight of LTCHs. The GAO examined the extent to which CMS (1) collects data about LTCHs’ quality of care and (2) oversees LTCH survey activities. GAO identified several potential areas where the data may assist CMS in more effectively overseeing survey activities at LTCHs, such as how effectively state survey agencies triage and conduct complaint validation surveys. The GAO report recommends that CMS strengthen its oversight of LTCHs by improving available data on quality of care and by improving oversight of LTCH survey activities. According to the GAO, the Department of Health and Human Services concurred with the GAO’s recommendations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Specialty hospital data(1):
Number of hospitals owned — start of period	94	115	94	116
Number of hospitals acquired	23	—	23	1
Number of hospitals closed/sold	(2)	—	(2)	(2)

Number of hospitals owned — end of period	115	115	115	115
Number of hospitals managed — end of period	2	4	2	4

Total number of hospitals (all) — end of period	117	119	117	119

Available licensed beds	5,117	5,135	5,117	5,135
Admissions	11,305	13,599	33,022	40,965
Patient days	275,387	333,322	808,133	994,179
Average length of stay (days)	24	25	24	24
Net revenue per patient day(2)	$1,478	$1,474	$1,481	$1,498
Occupancy rate	65%	71%	68%	71%
Percent patient days — Medicare	64%	65%	64%	65%

Outpatient rehabilitation data:
Number of clinics owned — start of period	880	849	883	875
Number of clinics acquired	1	—	1	—
Number of clinic start-ups	7	7	17	22
Number of clinics closed/sold	(9)	(9)	(22)	(50)

Number of clinics owned — end of period	879	847	879	847
Number of clinics managed — end of period	71	105	71	105

Total number of clinics (all) — end of period	950	952	950	952

Number of visits	1,144,096	1,099,342	3,442,266	3,381,896
Net revenue per visit (3)	$101	$103	$101	$103

(1)	Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)	Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include managed clinics or contract services revenue.

Results of Operations
The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2010	2011	2010	2011
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	84.8	83.8	84.8	83.8
General and administrative	3.3	2.2	3.3	2.2
Bad debt expense	1.9	1.7	1.9	1.7
Depreciation and amortization	2.9	2.5	2.9	2.5

Income from operations	7.1	9.8	7.1	9.8
Equity in earnings (losses) of unconsolidated subsidiaries	(0.0)	0.2	(0.0)	0.2
Other income	0.0	—	0.0	—
Interest expense, net	(4.7)	(3.4)	(3.5)	(3.1)

Income before income taxes	2.4	6.6	3.6	6.9
Income tax expense	0.9	2.8	1.4	2.9

Net income	1.5	3.8	2.2	4.0
Net income attributable to non-controlling interest	0.1	0.1	0.1	0.1

Net income attributable to Holdings and Select	1.4%	3.7%	2.1%	3.9%

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2011	2010	2011
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	82.2	81.9	82.2	81.9
General and administrative	2.4	2.3	2.4	2.3
Bad debt expense	1.8	1.9	1.8	1.9
Depreciation and amortization	2.9	2.5	2.9	2.5

Income from operations	10.7	11.4	10.7	11.4
Loss on early retirement of debt	—	(1.5)	—	(0.9)
Equity in earnings (losses) of unconsolidated subsidiaries	(0.0)	0.0	(0.0)	0.0
Other income	0.0	—	0.0	—
Interest expense, net	(5.0)	(3.6)	(3.8)	(2.9)

Income before income taxes	5.7	6.3	6.9	7.6
Income tax expense	2.3	2.7	2.7	3.2

Net income	3.4	3.6	4.2	4.4
Net income attributable to non-controlling interest	0.2	0.2	0.2	0.2

Net income attributable to Holdings and Select	3.2%	3.4%	4.0%	4.2%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended September 30,			Three Months Ended September 30,
			%			%
	2010	2011	Change	2010	2011	Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$419,798	$521,085	24.1%	$419,798	$521,085	24.1%
Outpatient rehabilitation	168,438	173,030	2.7	168,438	173,030	2.7
Other(3)	14	16	14.3	14	16	14.3

Total company	$588,250	$694,131	18.0%	$588,250	$694,131	18.0%

Income (loss) from operations:
Specialty hospitals	$47,045	$68,742	46.1%	$47,045	$68,742	46.1%
Outpatient rehabilitation	15,386	15,432	0.3	15,386	15,432	0.3
Other(3)	(20,477)	(16,101)	21.4	(20,477)	(16,101)	21.4

Total company	$41,954	$68,073	62.3%	$41,954	$68,073	62.3%

Adjusted EBITDA:(2)
Specialty hospitals	$58,282	$81,570	40.0%	$58,282	$81,570	40.0%
Outpatient rehabilitation	20,339	19,435	(4.4)	20,339	19,435	(4.4)
Other(3)	(19,195)	(14,469)	24.6	(19,195)	(14,469)	24.6

Adjusted EBITDA margins:(2)
Specialty hospitals	13.9%	15.7%		13.9%	15.7%
Outpatient rehabilitation	12.1	11.2		12.1	11.2
Other(3)	N/M	N/M		N/M	N/M

Total assets:
Specialty hospitals	$2,051,238	$2,191,493		$2,051,238	$2,191,493
Outpatient rehabilitation	487,171	468,551		487,171	468,551
Other(3)	182,199	91,066		179,551	89,568

Total company	$2,720,608	$2,751,110		$2,717,960	$2,749,612

Purchases of property and equipment, net:
Specialty hospitals	$9,339	$4,957		$9,339	$4,957
Outpatient rehabilitation	2,019	3,160		2,019	3,160
Other(3)	814	281		814	281

Total company	$12,172	$8,398		$12,172	$8,398

	Select Medical Holdings Corporation			Select Medical Corporation
	Nine Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2010	2011	Change	2010	2011	Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$1,234,562	$1,561,270	26.5%	$1,234,562	$1,561,270	26.5%
Outpatient rehabilitation	518,288	524,694	1.2	518,288	524,694	1.2
Other(3)	90	102	13.3	90	102	13.3

Total company	$1,752,940	$2,086,066	19.0%	$1,752,940	$2,086,066	19.0%

Income (loss) from operations:
Specialty hospitals	$181,428	$235,083	29.6%	$181,428	$235,083	29.6%
Outpatient rehabilitation	51,061	52,619	3.1	51,061	52,619	3.1
Other(3)	(45,310)	(50,971)	(12.5)	(45,310)	(50,971)	(12.5)

Total company	$187,179	$236,731	26.5%	$187,179	$236,731	26.5%

Adjusted EBITDA:(2)
Specialty hospitals	$214,523	$273,004	27.3%	$214,523	$273,004	27.3%
Outpatient rehabilitation	66,813	65,308	(2.3)	66,813	65,308	(2.3)
Other(3)	(41,419)	(46,117)	(11.3)	(41,419)	(46,117)	(11.3)

Adjusted EBITDA margins:(2)
Specialty hospitals	17.4%	17.5%		17.4%	17.5%
Outpatient rehabilitation	12.9	12.4		12.9	12.4
Other(3)	N/M	N/M		N/M	N/M

Total assets:
Specialty hospitals	$2,051,238	$2,191,493		$2,051,238	$2,191,493
Outpatient rehabilitation	487,171	468,551		487,171	468,551
Other(3)	182,199	91,066		179,551	89,568

Total company	$2,720,608	$2,751,110		$2,717,960	$2,749,612

Purchases of property and equipment, net:
Specialty hospitals	$29,963	$21,574		$29,963	$21,574
Outpatient rehabilitation	7,187	8,142		7,187	8,142
Other(3)	1,476	2,378		1,476	2,378

Total company	$38,626	$32,094		$38,626	$32,094

N/M — Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)	We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries, loss on early retirement of debt and other income. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under GAAP. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. See Note 8 to our interim unaudited consolidated financial statements for the period ended September 30, 2011 for a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.

(3)	Other includes our general and administrative services and non-healthcare services.
Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
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
Net Operating Revenues
Our net operating revenues increased by 18.0% to $694.1 million for the three months ended September 30, 2011 compared to $588.3 million for the three months ended September 30, 2010.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 24.1% to $521.1 million for the three months ended September 30, 2011 compared to $419.8 million for the three months ended September 30, 2010. The Regency hospitals acquired on September 1, 2010 contributed $84.1 million of net revenue, or $61.3 million of the increased net operating revenues. The remaining increase resulted primarily from an increase in patient volumes in our other specialty hospitals. Our patient days increased 21.0% from the three months ended September 30, 2010 to 333,322 days for the three months ended September 30, 2011, which was primarily related to the addition of the Regency hospitals. The Regency hospitals contributed a net increase in patient days of 37,354 days. Excluding the effect of the Regency hospitals, patient days would have increased 8.0% compared to the same quarter, prior year primarily as a result of increased Medicare patient volumes. The occupancy percentage increased to 71% for the three months ended September 30, 2011 from 65% for the three months ended September 30, 2010. Our average net revenue per patient day was $1,474 for the three months ended September 30, 2011 compared to $1,478 for the three months ended September 30, 2010. The decrease in our net revenue per patient day resulted from a decline in our average non-Medicare net revenue per patient day which resulted from a lower non-Medicare per patient day rate realized at the rehabilitation hospital we acquired through a hospital exchange in January 2011.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues for the segment increased 2.7% to $173.0 million for the three months ended September 30, 2011 compared to $168.4 million for the three months ended September 30, 2010. The net operating revenues generated by our outpatient rehabilitation clinics grew approximately 2.4% compared to the three months ended September 30, 2010. The increase was principally related to revenues we are generating from services provided to the Baylor JV. The number of patient visits in our owned outpatient rehabilitation clinics decreased 3.9% for the three months ended September 30, 2011 to 1,099,342 visits compared to 1,144,096 visits for the three months ended September 30, 2010. The decrease in visits, which also slowed our revenue growth, resulted from the 18 clinics in the Dallas-Fort Worth metroplex that were contributed to the Baylor JV, which is accounted for as an unconsolidated joint venture, and the adverse effect hurricanes Irene and Lee had on our clinics in the Mid-Atlantic and Northeast regions. Net revenue per visit in our clinics increased 2.0% to $103 for the three months ended September 30, 2011, compared to $101 for the three months ended September 30, 2010. Our contract services business experienced an increase in net operating revenues of approximately 3.9% compared to the three months ended September 30, 2010, which was the result of growth from existing locations where we provide therapy services and new locations that have been added in 2011.
Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $79.2 million to $608.5 million for the three months ended September 30, 2011 compared to $529.3 million for the three months ended September 30, 2010. As a percentage of our net operating revenues, our operating expenses were 87.7% for the three months ended September 30, 2011 compared to 90.0% for the three months ended September 30, 2010. Our cost of services, a major component of which is labor expense, were $581.8 million for the three months ended September 30, 2011 compared to $498.7 million for the three months ended September 30, 2010. The principal cause of this increase resulted from the addition of the Regency hospitals. Additionally, our facility rent expense, which is a component of cost of services, was $29.5 million for the three months ended September 30, 2011 compared to $29.8 million for the three months ended September 30, 2010. General and administrative expenses were 2.2% of net operating revenue or $15.0 million for three months ended September 30, 2011, compared to 3.3% of net operating revenue or $19.2 million for three months ended September 30, 2010. Our general and administrative costs in the three month period ended September 30, 2010 included $2.1 million of costs related to the transition of management functions and closing of the Regency corporate office and a $4.8 million charge due to an increase in employee healthcare costs. These increases in 2010 were partially offset by a reduction of $1.8 million in incentive compensation for executive officers in 2010. Our bad debt expense as a percentage of net operating revenues was 1.7% for the three months ended September 30, 2011 compared to 1.9% for the three months ended September 30, 2010. The decline principally occurred in our outpatient rehabilitation segment and was due to improved collection activity.
Adjusted EBITDA
Specialty Hospitals. Our specialty hospital Adjusted EBITDA increased by 40.0% to $81.6 million for the three months ended September 30, 2011 compared to $58.3 million for the three months ended September 30, 2010. Adjusted EBITDA margins for the segment increased to 15.7% for the three months ended September 30, 2011 from 13.9% for the three months ended September 30, 2010. For the three months ended September 30, 2011, the Regency hospitals acquired on September 1, 2010 contributed $12.7 million of the increase in specialty hospital Adjusted EBITDA. Excluding the effect of the Regency hospitals in both periods, the Adjusted EBITDA margin would have been 16.0% and 14.9% for the three months ended September 30, 2011 and 2010, respectively. In addition to the Adjusted EBITDA contribution from the Regency hospitals, the increase in the Adjusted EBITDA for the remainder of our specialty hospitals was primarily the result of the increase in patient volumes described above under “Net Operating Revenues — Specialty Hospitals” and lower operating costs. During the three months ended September 30, 2010 we incurred an unanticipated $4.0 million charge due to an abnormal increase in our workers compensation program costs.

Outpatient Rehabilitation. Our outpatient rehabilitation Adjusted EBITDA for the segment decreased by 4.4% to $19.4 million for the three months ended September 30, 2011 compared to $20.3 million for the three months ended September 30, 2010. Our outpatient rehabilitation Adjusted EBITDA margins for the segment decreased to 11.2% for the three months ended September 30, 2011 from 12.1% for the three months ended September 30, 2010. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $1.1 million for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Additionally, our Adjusted EBITDA margins for our outpatient rehabilitation clinics grew to 12.5% for the three months ended September 30, 2011 from 12.0% for the three months ended September 30, 2010. The increase in our Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation clinics was primarily due to an increase in our net revenue per visit and lower bad debt expense. We experienced a decline in the Adjusted EBITDA and Adjusted EBITDA margin of our contract services business that resulted from higher labor costs for the treatment models required by RUGS IV/MDS 3.0 rules that became effective on October 1, 2010 and higher labor costs associated with the recently added contract therapy locations.
Other. The Adjusted EBITDA loss was $14.5 million for the three months ended September 30, 2011 compared to an Adjusted EBITDA loss of $19.2 million for the three months ended September 30, 2010 and is primarily related to our general and administrative expenses as described above under “Operating Expenses.”
Income from Operations
For the three months ended September 30, 2011 we had income from operations of $68.1 million compared to $42.0 million for the three months ended September 30, 2010. The increase in income from operations resulted primarily from the Regency hospitals acquired on September 1, 2010, which contributed $11.5 million of income from operations for the quarter, and improved operating performance at our other specialty hospitals, and lower general and administrative costs.
Interest Expense
Select Medical Corporation. Interest expense was $21.5 million for the three months ended September 30, 2011 compared to $20.8 million for the three months ended September 30, 2010. The increase in interest expense for Select resulted from the repayment of $150.0 million of Holdings debt, for which Select was not previously obligated, which was refinanced at Select through indebtedness incurred under the new senior secured credit facility on June 1, 2011.
Select Medical Holdings Corporation. Interest expense was $24.1 million for the three months ended September 30, 2011 compared to $27.7 million for the three months ended September 30, 2010. The decrease in interest expense resulted primarily from lower interest rates on the portions of the debt that were refinanced on June 1, 2011.

Income Taxes
Select Medical Corporation. We recorded income tax expense of $20.2 million for the three months ended September 30, 2011. The expense represented an effective tax rate of 41.9%. We recorded income tax expense of $8.0 million for the three months ended September 30, 2010. The expense represented an effective tax rate of 37.8%. Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company. The analysis in the following paragraph discusses the change in our consolidated tax rate.
Select Medical Holdings Corporation. We recorded income tax expense of $19.3 million for the three months ended September 30, 2011. The expense represented an effective tax rate of 42.3%. We recorded income tax expense of $5.6 million for the three months ended September 30, 2010. The expense represented an effective tax rate of 39.1%. The increase in our effective tax rate has resulted primarily from a difference between the tax accounting basis and the financial accounting basis associated with a hospital exchange that occurred in 2011.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $0.8 million for the three months ended September 30, 2011 compared to $0.7 million for the three months ended September 30, 2010.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
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
Net Operating Revenues
Our net operating revenues increased by 19.0% to $2,086.1 million for the nine months ended September 30, 2011 compared to $1,752.9 million for the nine months ended September 30, 2010.
Specialty Hospitals. Our specialty hospital net operating revenues increased by 26.5% to $1,561.3 million for the nine months ended September 30, 2011 compared to $1,234.6 million for the nine months ended September 30, 2010. The Regency hospitals acquired on September 1, 2010 contributed $255.0 million of net operating revenue, or $232.2 million of the increased net operating revenues. The remaining increase primarily resulted from an increase in patient volumes in our other specialty hospitals. Our patient days increased 23.0% to 994,179 days for the nine months ended September 30, 2011, which was principally related to the addition of the Regency hospitals. The Regency hospitals contributed a net increase in patient days of 143,092 days. Excluding the effect of the Regency hospitals, patient days would have increased 5.4% compared to the same period, prior year as a result of increases in both Medicare and non-Medicare volumes. The occupancy percentage increased to 71% for the nine months ended September 30, 2011 from 68% for the nine months ended September 30, 2010. Our average net revenue per patient day was $1,498 for the nine months ended September 30, 2011 compared to $1,481 for the nine months ended September 30, 2010. The increase in our net revenue per patient day was principally due to increases in our average Medicare net revenue per patient day.

Outpatient Rehabilitation. Our outpatient rehabilitation net operating revenues increased 1.2% to $524.7 million for the nine months ended September 30, 2011 compared to $518.3 million for the nine months ended September 30, 2010. The net operating revenues generated by our outpatient rehabilitation clinics grew approximately 2.3% compared to the nine months ended September 30, 2010. The increase was principally related to revenues we are generating from services provided to the Baylor JV. The number of patient visits in our owned outpatient rehabilitation clinics decreased 1.8% for the nine months ended September 30, 2011 to 3,381,896 visits compared to 3,442,266 visits for the nine months ended September 30, 2010. The decrease in visits, which also slowed our revenue growth, resulted primarily from the 18 clinics in the Dallas-Fort Worth metroplex that were contributed to the Baylor JV, which is accounted for as an unconsolidated joint venture. Net revenue per visit in our clinics increased 2.0% to $103 for the nine months ended September 30, 2011, compared to $101 for the nine months ended September 30, 2010. Our contract services business experienced a decline in net operating revenues of approximately 2.3% compared to the nine months ended September 30, 2010 which was the result of a loss of a significant group of locations during the second quarter of 2010 where our contract was cancelled when our customer sold its business. We were able to partially offset some of the lost net revenue through the addition of new contracts.
Operating Expenses
Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $282.2 million to $1,796.6 million for the nine months ended September 30, 2011 compared to $1,514.4 million for the nine months ended September 30, 2010. As a percentage of our net operating revenues, our operating expenses were 86.1% for the nine months ended September 30, 2011 compared to 86.4% for the nine months ended September 30, 2010. Our cost of services, a major component of which is labor expense, were $1,708.9 million for the nine months ended September 30, 2011 compared to $1,441.2 million for the nine months ended September 30, 2010. The principal cause of this increase resulted from the addition of the Regency hospitals. Additionally facility rent expense, which is a component of cost of services, was $89.1 million for the nine months ended September 30, 2011 compared to $87.5 million for the nine months ended September 30, 2010. General and administrative expenses were 2.3% of net operating revenue or $47.7 million for the nine months ended September 30, 2011 compared to 2.4% of net operating revenue or $41.8 million for the nine months ended September 30, 2010. The increase in our general and administrative expenses for the nine months ended September 30, 2011 resulted from increased compensation costs of approximately $7.6 million primarily related to executive compensation, and increased legal expenses of approximately $7.8 million primarily related to the Columbus matter. These cost increases were offset by gains of $5.4 million on the sale of assets. Additionally, the 2010 period included a $4.8 million charge related to an increase in employee healthcare costs. Our bad debt expense as a percentage of net operating revenues was 1.9% for the nine months ended September 30, 2011 compared to 1.8% for the nine months ended September 30, 2010.
Adjusted EBITDA
Specialty Hospitals. Our specialty hospital Adjusted EBITDA increased by 27.3% to $273.0 million for the nine months ended September 30, 2011 compared to $214.5 million for the nine months ended September 30, 2010. Our Adjusted EBITDA margins increased to 17.5% for the nine months ended September 30, 2011 from 17.4% for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the Regency hospitals acquired on September 1, 2010 contributed $35.9 million of the increase in specialty hospital Adjusted EBITDA. Excluding the effect of the Regency hospitals in both periods, the Adjusted EBITDA margin would have been 18.2% and 17.8% for the nine months ended September 30, 2011 and 2010, respectively. In addition to the contribution from the Regency hospitals, the increase in the Adjusted EBITDA for the remainder of our specialty hospitals was primarily the result of the increase in patient volumes and our Medicare net revenue per patient day described above under “Net Operating Revenues — Specialty Hospitals.”

Outpatient Rehabilitation. Our outpatient rehabilitation Adjusted EBITDA for the segment decreased by 2.3% to $65.3 million for the nine months ended September 30, 2011 compared to $66.8 million for the nine months ended September 30, 2010. Our outpatient rehabilitation Adjusted EBITDA margins for the segment decreased to 12.4% for the nine months ended September 30, 2011 from 12.9% for the nine months ended September 30, 2010. The principal reason for the decrease in the Adjusted EBITDA margin for the segment was related to our contract services business. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $5.7 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Additionally, our Adjusted EBITDA margins for our outpatient rehabilitation clinics grew to 13.6% for the nine months ended September 30, 2011 from 12.5% for the nine months ended September 30, 2010. The increase in our Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation clinics was principally due to an improvement in the performance in the clinics acquired in 2007 from HealthSouth Corporation and the increase in our net revenue per visit. We experienced a decline in the Adjusted EBITDA and Adjusted EBITDA margin of our contract services business that resulted from the loss of a significant contract during the second quarter of 2010 as described under “Net Operating Revenues — Outpatient Rehabilitation” and higher labor costs for the treatment models required by RUGS IV/MDS 3.0 rules that became effective on October 1, 2010.
Other. The Adjusted EBITDA loss was $46.1 million for the nine months ended September 30, 2011 compared to an Adjusted EBITDA loss of $41.4 million for the nine months ended September 30, 2010 and is primarily related to our general and administrative expenses as described under “Operating Expenses.”
Income from Operations
For the nine months ended September 30, 2011 we had income from operations of $236.7 million compared to $187.2 million for the nine months ended September 30, 2010. The increase in income from operations resulted primarily from the Regency hospitals acquired on September 1, 2010 which contributed $31.0 million of income from operations for the nine months ended September 30, 2011, and improved operating performance at our other specialty hospitals, offset in part by an increase in general and administrative costs.
Loss on Early Retirement of Debt
Select Medical Corporation. On June 1, 2011 we refinanced our senior secured credit facility which consisted of an $850.0 million term loan facility and a $300.0 million revolving facility. A portion of the proceeds from this transaction were used to repay $266.5 million of our 7 5/8% senior subordinated notes. We recognized a loss on early retirement of debt of $20.4 million for the nine months ended September 30, 2011 which included the write-off of unamortized deferred financing costs and tender premiums.
Select Medical Holdings Corporation. On June 1, 2011 we refinanced our senior secured credit facility which consisted of an $850.0 million term loan facility and a $300.0 million revolving facility. A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes. In connection with the refinancing, we recognized a loss on early retirement of debt of $31.0 million for the nine months ended September 30, 2011 which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

Interest Expense
Select Medical Corporation. Interest expense was $59.9 million for the nine months ended September 30, 2011 compared to $66.2 million for the nine months ended September 30, 2010. The decrease in interest expense resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates, which was offset in part by the effects of the repayment of $150.0 million of Holdings’ debt, for which Select was not previously obligated, which was refinanced at Select through indebtedness incurred under the new senior secured credit facility on June 1, 2011.
Select Medical Holdings Corporation. Interest expense was $75.1 million for the nine months ended September 30, 2011 compared to $87.0 million for the nine months ended September 30, 2010. The decrease in interest expense resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates and lower interest rates on the portions of the debt that were refinanced on June 1, 2011.
Income Taxes
Select Medical Corporation. We recorded income tax expense of $65.9 million for the nine months ended September 30, 2011. The expense represented an effective tax rate of 41.7%. We recorded income tax expense of $47.3 million for the nine months ended September 30, 2010. The expense represented an effective tax rate of 39.0%. Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company. The analysis in the following paragraph discusses the change in our consolidated tax rate.
Select Medical Holdings Corporation. We recorded income tax expense of $56.8 million for the nine months ended September 30, 2011. The expense represented an effective tax rate of 43.0%. We recorded income tax expense of $40.0 million for the nine months ended September 30, 2010. The expense represented an effective tax rate of 39.8%. The increase in our effective tax rate has resulted primarily from a difference between the tax accounting basis and the financial accounting basis associated with a hospital exchange that occurred in 2011 and an increase in our reserves for uncertain tax positions resulting from the settlement costs associated with the Columbus matter.
Non-Controlling Interests
Non-controlling interests in consolidated earnings were $4.4 million for the nine months ended September 30, 2011 compared to $3.8 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2011 and Nine Months Ended September 30, 2010

	Select Medical Holdings
	Corporation		Select Medical Corporation
	Nine Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2011	2010	2011
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$110,265	$143,914	$135,787	$166,834
Cash flows used in investing activities	(204,428)	(35,808)	(204,428)	(35,808)
Cash flows provided by (used in) financing activities	25,826	(102,258)	304	(125,178)

Net increase (decrease) in cash and cash equivalents	(68,337)	5,848	(68,337)	5,848
Cash and cash equivalents at beginning of period	83,680	4,365	83,680	4,365

Cash and cash equivalents at end of period	$15,343	$10,213	$15,343	$10,213

Operating activities for Select provided $166.8 million of cash flows for the nine months ended September 30, 2011. Our days sales outstanding were 52 days at September 30, 2011 compared to 47 days at September 30, 2010 and 51 days at December 31, 2010. The increase in days sales outstanding between September 30, 2010 and September 30, 2011 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.
The operating cash flows of Select exceeded the operating cash flows of Holdings by $22.9 million for the nine months ended September 30, 2011 and by $25.5 million for the nine months ended September 30, 2010. The difference relates to interest payments associated with Holdings’ indebtedness.
Investing activities for Select and Holdings used $35.8 million of cash flow for the nine months ended September 30, 2011. The principal use of cash included $32.1 million related to the purchase of property and equipment and $13.5 million related to the purchase of the Baylor JV partnership units and working capital advances, offset by proceeds from the sale of assets of $7.9 million, which was primarily related to the sale of a building we acquired in connection with the acquisition of Regency and $1.9 million from acquisition activities that includes the post-closing settlement of the Regency net working capital adjustment with the seller. Investing activities used $204.4 million of cash flow for the nine months ended September 30, 2010. The use of cash included acquisition payments of $165.8 million related principally to the acquisition of Regency, and $38.6 million for the purchase of property and equipment.
Financing activities for Select used $125.2 million of cash flow for the nine months ended September 30, 2011. The primary use of cash related to dividends paid to Holdings of $204.6 million to fund interest payments and the repurchase of all $150.0 million principal amount of Holdings 10% senior subordinated notes, $18.6 million of debt issuance costs, repayment of bank overdrafts of $4.2 million and $3.5 million in distributions to non-controlling interests offset by net borrowings of debt of $105.5 million. Financing activities provided $0.3 million of cash flow for the nine months ended September 30, 2010. The primary source of cash related to net borrowings on our revolving credit facility of $20.0 million and proceeds from bank overdrafts of $11.0 million which were offset by dividends paid to Holdings to fund interest payments of $25.5 million, $3.6 million in distributions to non-controlling interests, and net payments related to seller and other debt of $1.7 million.

The difference in cash flows provided by financing activities of Holdings compared to Select of $22.9 million for the nine months ended September 30, 2011 and $25.5 million for the nine months ended September 30, 2010 relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to indebtedness.
Capital Resources
Select Medical Corporation. Select had net working capital of $110.4 million at September 30, 2011 compared to net working capital deficit of $73.5 million at December 31, 2010. The increase in net working capital is primarily due to a decrease in our current portion of long-term debt resulting from our debt refinancing on June 1, 2011 and an increase in our accounts receivable.
Select Medical Holdings Corporation. Holdings had net working capital of $110.0 million at September 30, 2011 compared to net working capital deficit of $70.2 million at December 31, 2010. The increase in net working capital is primarily due to a decrease in our current portion of long-term debt resulting from our debt refinancing on June 1, 2011 and an increase in our accounts receivable.
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
The Term Loan amortizes in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $2.1 million. The balance of the Term Loan will be payable on June 1, 2018, provided that if on the 90th day prior to the scheduled final maturity date of Select’s 7 5/8% senior subordinated notes due 2015 (the “Tranche B Trigger Date”) more than $60.0 million in aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 are outstanding, the maturity date for the Term Loan will be the Tranche B Trigger Date. Similarly, the Revolving Credit Facility will be payable on June 1, 2016, provided that if on the 90th day prior to the scheduled final maturity date of Select’s 7 5/8% senior subordinated notes due 2015 (the “Revolving Trigger Date”) more than $60.0 million in aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 are outstanding, the maturity date for the Revolving Credit Facility will be the Revolving Trigger Date.
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
The Senior Secured Credit Facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA, as defined in the Credit Agreement), which is tested quarterly, and prohibits Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). As of September 30, 2011, Select was required to maintain its leverage ratio at less than 6.00 to 1.00, and Select’s leverage ratio was 3.44 to 1.00 as of September 30, 2011. Failure to comply with these covenants would result in an event of default under the Senior Secured Credit Facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the Revolving Credit Facility and permit the lenders to accelerate all outstanding borrowings under the Senior Secured Credit Facilities.
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
As of September 30, 2011, we had $217.2 million of availability under our Revolving Credit Facility (after giving effect to $32.8 million of outstanding letters of credit).

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
Holdings has authorized a program to repurchase up to $150.0 million worth of shares of our common stock. The program will remain in effect until March 31, 2013, unless extended by the board of directors. Through September 30, 2011, Holdings has repurchased 11,555,447 shares at a cost of $75.8 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.
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
Recent Accounting Pronouncements
In May 2011, FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 generally represents clarification of Topic 820, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. Update 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. We do not expect the adoption of Update 2011-04 to have a material impact on our consolidated financial statements.

In June 2011, FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of Update 2011-05 will cause us to change our presentation of other comprehensive income on our consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“Update 2011-08). Update 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under Update 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Update 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. Update 2011-08 will be effective for goodwill impairment test performed for fiscal years beginning after December 15, 2011. Update 2011-08 does not change the accounting or measurement of impairments. This update will have no effect on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of September 30, 2011, Select had $897.9 million in term and revolving loans outstanding under its senior secured credit facility, excluding the unamortized debt discount of $8.1 million, and Holdings had $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.3 million annual change in interest expense. However, because the variable interest rate for our $847.9 million in term loans is subject to an Adjusted LIBO Rate floor of 1.75%, until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.50%.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of September 30, 2011 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the third quarter of 2011, the Company entered into a settlement agreement with the United States government in connection with the previously disclosed qui tam lawsuit filed in Columbus, Ohio against certain subsidiaries of the Company. The lawsuit, filed under seal in September 2007, led to the Company’s receiving, in July 2009, a subpoena from the government seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its long term acute care hospitals in Columbus, Ohio. Under the terms of the settlement, the Company agreed to pay $7.5 million to the government and enter into a 5-year corporate integrity agreement covering its long term acute care hospitals. The Company also agreed to pay certain legal fees of the qui tam relator’s counsel. In the settlement agreement, the Company admitted no liability or wrongdoing. During the second quarter of 2011, the Company recorded a pre-tax charge of $7.5 million to establish a settlement reserve in connection with the matter. The settlement amounts and counsel fees were paid in full during the third quarter of 2011, and the Company does not expect to incur any additional material charges in connection with this matter.

ITEM 1A.	RISK FACTORS.
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
In November 2010, our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $100.0 million worth of our common stock. On August 3, 2011, our board of directors authorized an increase of $50.0 million in the capacity of our common stock repurchase program, from $100.0 million to $150.0 million. The other terms of the plan remain unchanged. The program will now remain in effect until March 31, 2013, unless extended by our board of directors. In the three months ended September 30, 2011, we purchased a total of 4,239,972 shares of our common stock at an average purchase price of $6.67. The following table sets forth the monthly purchases made under this program during the three months ended September 30, 2011:

Total
			Number of	Approximate
			Shares	Dollar Value of
			Purchased	Shares that
			as Part of	May Yet Be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	Under the
	of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs
July 1, 2011 to July 31, 2011	—	—	—	$52,571,798
August 1, 2011 to August 31, 2011	1,438,760	$6.20	1,438,760	$93,622,314
September 1, 2011 to September 30, 2011	2,801,212	$6.91	2,801,212	$74,215,982

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits to this report are listed in the Exhibit Index appearing on page 58 hereof.
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
Dated: November 3, 2011

SELECT MEDICAL HOLDINGS CORPORATION
By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer (Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Dated: November 3, 2011

EXHIBIT INDEX — OPEN

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