Form 10-K
period 2011-12-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2012-03-02
CIK 1320414, 1035688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file numbers: 001-34465 and 001-31441

SELECT MEDICAL HOLDINGS CORPORATION

SELECT MEDICAL CORPORATION

(Exact name of Registrants as specified in their Charter)

Delaware	20-1764048
Delaware	23-2872718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4714 Gettysburg Road, P.O. Box 2034 Mechanicsburg, PA	17055 (Zip Code)
(Address of Principal Executive Offices)

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑

The aggregate market value of Holdings’ voting stock held by non-affiliates at June 30, 2011 (the last business day of Holdings’ most recently completed second fiscal quarter) was approximately $426,805,000, based on the closing price per share of common stock on that date of $8.87 as reported on the New York Stock Exchange. Shares of common stock known by the registrants to be beneficially owned by directors and officers of Holdings subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrants, however, have made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

The number of shares of Holdings’ Common Stock, $0.001 par value, outstanding as of March 1, 2012 was 143,052,633.

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

Documents Incorporated by Reference

Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.	The registrant’s definitive proxy statement for use in connection with the 2012 Annual Meeting of Stockholders to be held on or about May 1, 2012 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2011, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION

SELECT MEDICAL CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

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

•	the failure of our specialty hospitals to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;

•	the failure of our facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources or expose us to unforeseen liabilities;

•	private third-party payors for our services may undertake future cost containment initiatives that limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;

•	shortages in qualified nurses or therapists could increase our operating costs significantly;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

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

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to security analysts any material non-public information or other confidential commercial information. Accordingly, stockholders should not assume that we agree with any statement or report issued by any security analyst irrespective of the content of the statement or report. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Item 1.	Business.

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2011, we operated 110 long term acute care hospitals, or “LTCHs” and nine inpatient rehabilitation facilities, or “IRFs” in 28 states, and 954 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team.

We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,804.5 million for the year ended December 31, 2011. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospital segment and approximately 25% from our outpatient rehabilitation segment. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute care patients and hospitals designed to serve patients who require intensive inpatient medical rehabilitation care. Our outpatient rehabilitation segment consists of clinics and contract therapy locations that provide physical, occupational and speech rehabilitation services. See the financial statements beginning on page F-1 for financial information for each of our segments for the past three fiscal years.

Specialty Hospitals

We are a leading operator of specialty hospitals in the United States. As of December 31, 2011, we operated 119 facilities throughout 28 states, including 110 LTCHs, all of which are currently certified by the federal Medicare program as LTCHs, and nine acute medical rehabilitation hospitals, all of which are currently certified by the federal Medicare program as IRFs. For the years ended December 31, 2009, December 31, 2010 and December 31, 2011, approximately 63%, 61% and 61%, respectively, of the net operating revenues of our specialty hospital segment came from Medicare reimbursement. As of December 31, 2011, we operated a total of 5,135 available licensed beds and employed approximately 19,000 people in our specialty hospital segment, consisting primarily of registered or licensed nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.

Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Given their complex medical needs, these patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. The average length of stay for patients in our specialty hospitals was 26 days in our LTCHs and 16 days in our IRFs, for the year ended December 31, 2011.

Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2011:

Medical Condition	Distribution of Patients
Respiratory disorders	35%
Neuromuscular disorders	31%
Cardiac disorders	10%
Wound care	7%
Infectious diseases	6%
Other	11%

Total	100%

We believe that we provide our services on a more cost-effective basis than a typical general acute care hospital because we provide a much narrower range of services. We believe that our services are therefore attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their enrollees. Additionally, we continually seek to increase our admissions by demonstrating our quality of care and expanding and improving our relationships with the physicians and general acute care hospitals that refer patients to our facilities. We maintain a strong focus on the provision of high-quality medical care within our facilities and believe that this operational focus is in part reflected by the accreditation of our specialty hospitals by The Joint Commission and the Commission on Accreditation of Rehabilitation Facilities, or “CARF.” As of December 31, 2011, The Joint Commission had fully accredited all of the 119 specialty hospitals we operated. Additionally, some of our IRFs have also received accreditation from CARF. The Joint Commission and CARF are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. Each of our accredited facilities must regularly demonstrate to a survey team conformance to the applicable standards.

When a patient is referred to one of our hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, we perform a clinical assessment of the patient to determine if the patient meets our criteria for admission. Based on the determinations reached in this clinical assessment, an admission decision is made by the attending physician.

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

Each of our specialty hospitals has an interdisciplinary medical staff that is comprised of physicians that have completed the privileging and credentialing process required by that specialty hospital, and have been approved by the governing board of that specialty hospital. Physicians on the medical staff of our specialty hospitals are generally not directly employed by our specialty hospitals but instead have staff privileges at one or more hospitals. At each of our specialty hospitals, attending physicians conduct rounds on their patients on a daily basis and consulting physicians provide consulting services based on the medical needs of our patients. Our specialty hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients at all times. We staff our specialty hospitals with the number of physicians and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a specialty hospital, we consider (1) the size of the specialty hospital, (2) services provided by the specialty hospital, (3) if applicable, the size and capabilities of the medical staff of the general acute care hospital that hosts our hospital within hospital, or “HIH” and (4) if applicable, the proximity of an acute care hospital to a free-standing hospital. The medical staff of each of our specialty hospitals meets the applicable requirements set forth by Medicare, The Joint Commission and the state in which that specialty hospital is located.

Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a chief nursing officer and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems and billing and collection services. The centralization of these services improves efficiency and permits hospital staff to focus their time on patient care.

We operate the majority of our LTCHs as HIHs. An LTCH that operates as an HIH leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing LTCH does not operate on a host hospital campus. We operated 110 LTCHs at December 31, 2011, of which 109 are owned and one is managed. Of the 109 LTCHs we owned, 77 were operated as HIHs and 32 were operated as free-standing hospitals.

For a description of government regulations and Medicare payments made to our LTCHs, IRFs and outpatient rehabilitation services see “— Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes.”

Specialty Hospital Strategy

The key elements of our specialty hospital strategy are to:

Focus on Specialized Inpatient Services.    We serve highly acute patients and patients with debilitating injuries and rehabilitation needs that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Generally, patients in our specialty hospitals require longer stays and higher levels of clinical care than patients treated in general acute care hospitals. Our patients’ average length of stay in our specialty hospitals was 24 days for the year ended December 31, 2011.

Provide High-Quality Care and Service.    We believe that our specialty hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with acute, complex and specialized medical needs who are typically referred to us by general acute care hospitals. Our specialized treatment programs focus on specific patient needs and medical conditions such as ventilator weaning programs, wound care protocols and rehabilitation programs for brain trauma and spinal cord injuries. Our responsive staffing models ensure that patients have the appropriate clinical resources over the course of their stay. We believe that we are recognized for providing quality care and service, as evidenced by accreditation by The Joint Commission and CARF. We also believe we develop brand loyalty in the local areas we serve by demonstrating our quality of care.

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

The quality of the patient care we provide is continually monitored using several measures, including patient satisfaction surveys, as well as clinical outcomes analyses. Quality measures are collected continuously and reported monthly, quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to our corporate office, and directly to The Joint Commission. As of December 31, 2011, The Joint Commission had fully accredited all of the 119 specialty hospitals we operated. Some of our IRFs have also received accreditation from CARF. See “— Government Regulations — Licensure — Accreditation.”

Reduce Operating Costs.    We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

•	centralizing administrative functions such as accounting, treasury, payroll, legal, operational support, human resources, compliance and billing and collection;

•	standardizing management information systems to aid in accounting, billing, collections and data capture and analysis; and

•	participating in group purchasing arrangements to receive discounted prices for pharmaceuticals and medical supplies.

Increase Commercial Volume.    We have focused on continued expansion of our relationships with commercial insurers to increase our volume of patients with commercial insurance in our specialty hospitals. We believe that commercial payors seek to contract with our hospitals because we offer patients high-quality, cost-effective care at more attractive rates than general acute care hospitals. We also offer commercial enrollees customized treatment programs not typically offered in general acute care hospitals.

Develop Inpatient Facilities.    Since our inception in 1997 we have internally developed 63 specialty hospitals. As a result of the Medicare, Medicaid, and SCHIP Extension Act of 2007, or the “SCHIP Extension Act,” which prohibited the establishment and classification of new LTCHs or satellites during the three calendar years commencing on December 29, 2007 and the Patient Protection and Affordable Care Act, or the “PPACA,” which extended this moratorium for an additional two years to December 28, 2012, we have stopped all new LTCH development. However, we will continue to evaluate opportunities to develop joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals.

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

Pursue Opportunistic Acquisitions and Joint Ventures.    In addition to our development initiatives, we may grow our network of specialty hospitals through opportunistic acquisitions or joint ventures. When we acquire a hospital or a group of hospitals or enter into a joint venture, a team of our professionals is responsible for formulating and executing an integration plan. We seek to improve financial performance at such facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized resource management programs.

Outpatient Rehabilitation

We believe that we are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 954 facilities throughout 32 states and the District of Columbia, as of December 31, 2011. Typically, each of our clinics is located in a medical complex or retail location. We also provide medical rehabilitative services to residents and patients of nursing homes, hospitals, schools, assisted living and senior care centers and worksites. As of December 31, 2011, we provided rehabilitative services to approximately 524 contracted locations in 31 states and the District of Columbia. Our outpatient rehabilitation segment employed approximately 8,950 people as of December 31, 2011.

In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy and athletic training services. The typical patient in one of our clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, speech-language pathologists and athletic trainers.

Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer or health insurer who believes that a patient, employee or member can benefit from the level of therapy we provide in an outpatient setting. We believe that our services are attractive to healthcare payors who are seeking to provide a high-quality and cost-effective level of care to their enrollees.

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

Outpatient Rehabilitation Strategy

The key elements of our outpatient rehabilitation strategy are to:

Provide High-Quality Care and Service.    We are focused on providing a high level of service to our patients throughout their entire course of treatment. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty in the local areas we serve. This high quality of care and service allows us to strengthen our relationships with referring physicians, employers and health insurers and drive additional patient volume.

Increase Market Share.    We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to expand our services and programs and to open new clinics in our existing markets. This allows us to realize economies of scale, heightened brand loyalty and workforce continuity. We are focused on increasing our workers’ compensation and commercial/managed care payor mix.

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

Optimize the Profitability of our Payor Contracts.    We review payor contracts up for renewal and potential new payor contracts to optimize our profitability. Before we enter into a new contract with a commercial payor, we evaluate it with the aid of our contract management system. We assess potential profitability by evaluating past and projected patient volume, clinic capacity, and expense trends. We create a retention strategy for the top performing contracts and a renegotiation strategy for contracts that do not meet our defined criteria. We believe that our size and our strong reputation enable us to negotiate favorable outpatient contracts with commercial insurers.

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

Other Services

Other services (which accounted for less than 1% of our net operating revenues for the year ended December 31, 2011) include corporate services and certain non-healthcare services.

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

Leading Operator in Distinct but Complementary Lines of Business.    We believe that we are a leading operator in each of our principal business segments, based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to payors and referral sources and helps us negotiate payor contracts. In our specialty hospital segment, we operated 110 LTCHs in 28 states and nine IRFs in five states and derived approximately 75% of net operating revenues from these operations, for the year ended December 31, 2011. In our outpatient rehabilitation segment, we operated 954 outpatient rehabilitation clinics in 32 states and the District of Columbia and derived approximately 25% of net operating revenues from these operations, for the year ended December 31, 2011. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business lines.

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

Experience in Successfully Completing and Integrating Acquisitions.    From our inception in 1997 through 2011, we completed seven significant acquisitions for approximately $1,104.8 million in aggregate consideration. We believe that we have improved the operating performance of these facilities over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.

Well-Positioned to Capitalize on Consolidation Opportunities.    We believe that we are well-positioned to capitalize on consolidation opportunities within each of our business segments and selectively augment our internal growth. We believe that each of our business segments is fragmented, with many of the nation’s LTCHs, IRFs and outpatient rehabilitation facilities being operated by independent operators lacking national or broad regional scope. With our geographically diversified portfolio of facilities in the United States, we believe that our footprint provides us with a wide-ranging perspective on multiple potential acquisition opportunities.

Experienced and Proven Management Team.    Prior to co-founding our company with our current Chief Executive Officer, our Executive Chairman founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. In addition, our senior management team has extensive experience in the healthcare industry. In recent years, we have reorganized our operations to expand executive talent and ensure management continuity.

Sources of Net Operating Revenues

The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2009	2010	2011
Medicare	46.6%	46.7%	48.2%
Commercial insurance(1)	45.9%	44.7%	41.5%
Private and other(2)	5.1%	5.6%	7.0%
Medicaid	2.4%	3.0%	3.3%

Total	100.0%	100.0%	100.0%

(1)	Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers’ compensation and managed care programs.

(2)	Includes self-payors, contract management services and non-patient related payments. Self-pay revenues represent less than 1% of total net operating revenues for all periods.

Government Sources

Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2011, we operated 119 specialty hospitals, all of which are currently certified as Medicare providers. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our specialty hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “— Government Regulations — Overview of U.S. and State Government Reimbursements.”

Non-Government Sources

Our non-government sources of net operating revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers’ compensation companies, health maintenance organizations, preferred provider organizations and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or commercial payors.

Employees

As of December 31, 2011, we employed approximately 28,800 people throughout the United States. Approximately 19,700 of our employees are full time and the remaining approximately 9,100 are part-time employees. Specialty hospital employees totaled approximately 19,000 and outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 8,950. The remaining approximately 850 employees were in corporate management, administration and other support services primarily residing at our Mechanicsburg, Pennsylvania headquarters.

Competition

We compete on the basis of the quality of the patient services we provide, the results that we achieve for our patients and the prices we charge for our services. The primary competitive factors in the long term acute care and inpatient rehabilitation businesses include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate LTCHs and IRFs that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and HealthSouth Corporation and rehabilitation units and stepdown units operated by acute care hospitals in the markets we serve. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital’s competitive position, vary from area to area, depending on the number and strength of such organizations.

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

Professional Licensure and Corporate Practice

Healthcare professionals at our hospitals and outpatient rehabilitation clinics are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications. Some states prohibit the “corporate practice of therapy” so that business corporations such as ours are restricted from practicing therapy through the direct employment of therapists. The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have outpatient clinics. We believe that each of our outpatient therapy clinics complies with any current corporate practice prohibition of the state in which it is located. For example, in those states that apply the corporate practice prohibition, we either contract to obtain therapy services from an entity permitted to employ therapists or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided. However, future interpretations of the corporate practice prohibition, enactment of new legislation or adoption of new regulations could cause us to have to restructure our business operations or close our clinics in a particular state. If new legislation, regulations or interpretations establish that our clinics do not comply with state corporate practice prohibition, we could be subject to civil, and perhaps criminal, penalties. Any such restructuring or penalties could have a material adverse effect on our business.

Certification

In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. All of the 119 specialty hospitals we operated as of December 31, 2011 are currently certified as Medicare providers. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or “rehab agencies.”

Accreditation

Our specialty hospitals receive accreditation from The Joint Commission. As of December 31, 2011, The Joint Commission had fully accredited all of the 119 specialty hospitals we operated. In addition, some of our IRFs have also received accreditation from CARF.

Overview of U.S. and State Government Reimbursements

Medicare Program in General

The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and the Centers for Medicare & Medicaid Services, or “CMS.” Net operating revenues generated directly from the Medicare program represented approximately 47% of our consolidated net operating revenues for both the years ended December 31, 2009 and 2010 and 48% for the year ended December 31, 2011.

The Medicare program reimburses various types of providers, including LTCHs, IRFs and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to LTCHs, IRFs and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. If our hospitals fail to comply with the requirements for payment under the Medicare reimbursement system for LTCHs or IRFs, our hospitals will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments are made under an inpatient prospective payment system, or “IPPS,” under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups, or “MS-DRGs.” The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH, the general acute care hospital is reimbursed below the full MS-DRG payment if the patient’s length of stay is less than the geometric mean length of stay for the MS-DRG.

Long Term Acute Care Hospital Medicare Reimbursement

The Medicare payment system for LTCHs is based on a prospective payment system specifically applicable to LTCHs. The long-term care hospital prospective payment system, or “LTCH-PPS,” was established by CMS final regulations published on August 30, 2002, and applies to LTCHs for cost reporting periods beginning on or after October 1, 2002. Under LTCH-PPS, each patient discharged from an LTCH was assigned to a distinct LTC-DRG and an LTCH is generally paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). Beginning with discharges on or after October 1, 2007, CMS implemented a new patient classification system with categories referred to as “MS-LTC-DRGs.” The new classification categories take into account the severity of the patient’s condition. CMS assigned relative weights to each MS-LTC-DRG to reflect their relative use of medical care resources. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTCH.

Standard Federal Rate

Payment under the LTCH-PPS is dependent on determining the patient classification, that is, the assignment of the case to a particular MS-LTC-DRG, the weight of the MS-LTC-DRG and the standard federal payment rate. There is a single standard federal rate that encompasses both the inpatient operating costs, which includes a labor and non-labor component, and capital-related costs that CMS updates on an annual basis. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors.

Short Stay Outlier Policy

CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” When LTCH-PPS was established, SSO cases were paid based on the lesser of (1) 120% of the average cost of the case; (2) 120% of the LTC-DRG specific per diem amount multiplied by the patient’s length of stay; or (3) the full LTC-DRG payment. CMS modified the payment methodology for discharges occurring on or after July 1, 2006, which changed the limitation in clause (1) above to reduce payment for SSO cases to 100% (rather than 120%) of the average cost of the case, and also added a fourth limitation, potentially further limiting payment for SSO cases at a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this methodology, as a patient’s length of stay increases, the percentage of the per diem amount based upon the IPPS component will decrease and the percentage based on the MS-LTC-DRG component will increase.

Modification of Short Stay Outlier Policy

The SSO rule was further revised adding a category referred to as a “very short stay outlier” for discharges occurring after July 1, 2007. For cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule lowers the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy. The SCHIP Extension Act prevented CMS from applying for a period of three years the so-called very short-stay outlier policy. The PPACA extended this prohibition by two years, which now prevents CMS from applying the very short-stay outlier policy before December 29, 2012.

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

Interrupted stays

An interrupted stay is defined as a case in which an LTCH patient is admitted upon discharge to a general acute care hospital, IRF, skilled nursing facility or a swing-bed hospital and returns to the same LTCH within a specified period of time. If the length of stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and is treated as a single discharge for the purposes of payment to the LTCH.

Freestanding, HIH and Satellite LTCHs

LTCHs may be organized and operated as freestanding facilities or as HIHs. As its name suggests, a freestanding LTCH is not located on the campus of another hospital. For such purpose, “campus” means the physical area immediately adjacent to a hospital’s main buildings, other areas and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital’s campus. Conversely, an HIH is an LTCH that is located on the campus of another hospital. An LTCH, whether freestanding or an HIH, that uses the same Medicare provider number of an affiliated “primary site” LTCH is known as a “satellite.” Under Medicare policy, a satellite LTCH must be located within 35 miles of its primary site LTCH and be administered by such primary site LTCH. A primary site LTCH may have more than one satellite LTCH. CMS sometimes refers to a satellite LTCH that is freestanding as a “remote location.”

Facility Certification Criteria

The LTCH-PPS regulations define the criteria that must be met in order for a hospital to be certified as an LTCH. To be eligible for payment under the LTCH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTCHs must meet certain facility criteria, including (1) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient’s admission, evaluates regularly their patients for continuation of care and assesses the available discharge options; (2) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call; and (3) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.

An LTCH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. LTCHs that fail to exceed an average length of stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established timeframes. CMS, through its contractors, determines whether an LTCH has maintained an average length of stay of greater than 25 days during each annual cost reporting period. In the preamble to the final rule for fiscal year 2012, CMS clarified its policy on the calculation of the average length of stay by specifying that all data on all Medicare inpatient days, including Medicare Advantage days, must be included in the average length of stay calculation effective for cost reporting periods beginning on or after January 1, 2012.

Prior to qualifying under the payment system applicable to LTCHs, a new LTCH initially receives payments under the general acute care hospital IPPS. The LTCH must continue to be paid under this system for a minimum of six months while meeting certain Medicare LTCH requirements, the most significant requirement being an average length of stay for Medicare patients greater than 25 days.

25 Percent Rule

The “25 Percent Rule” is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds of discharged Medicare patients. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the limit and are paid under LTCH-PPS.

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

The SCHIP Extension Act (as amended by the American Recovery and Reinvestment Act, or the “ARRA,” and the PPACA has limited the application of the Medicare percentage threshold to HIHs in existence on October 1, 2004 and subject to the four year phase in described above. For these HIHs, the percentage threshold is no lower than 50% for a five year period to commence on an LTCH’s first cost reporting period to begin on or after October 1, 2007, except for HIHs located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals, in which cases the percentage threshold is no more than 75% during the same five cost reporting years.

For cost reporting periods beginning on or after July 1, 2007, CMS expanded the 25 Percent Rule to apply a payment adjustment to Medicare patients admitted from any individual hospital in excess of the specified percentage threshold. Previously, the percentage threshold payment adjustment was applicable only to Medicare admissions from hospitals co-located with an LTCH or satellite of an LTCH. The expanded 25 Percent Rule subjects free-standing LTCHs, grandfathered HIHs and grandfathered satellites to the Medicare percentage threshold payment adjustment, as well as HIHs that admit Medicare patients from non-co-located hospitals. Grandfathered HIHs refer to certain HIHs that were in existence on or before September 30, 1995, and grandfathered satellite facilities refer to satellites of grandfathered HIHs that were in existence on or before September 30, 1999.

The SCHIP Extension Act, as amended by the ARRA, postponed the application of the percentage threshold to all free-standing and grandfathered HIHs for a three year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period, to those Medicare patients discharged from an LTCH HIH or satellite that were admitted from a non-co-located hospital. The ARRA limits application of the percentage threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. The PPACA included a two-year extension of the limits placed on the 25 Percent Rule by the SCHIP Extension Act, as amended by the ARRA.

The following table describes the types of LTCHs and the relief they have received under the SCHIP Extension Act as amended by the ARRA and the PPACA, from the payment adjustment for these discharges:

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Non-grandfathered HIHs opened before October 1, 2004 (58 owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised to 75%.

Non-grandfathered satellite facilities opened before October 1, 2004 (ten owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised to 75%.

Grandfathered HIHs (two owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

Grandfathered satellites (no owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after July 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised to 75%.

Freestanding facilities (32 owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	25 Percent Rule not applicable.

Type of LTCH	Non Co-located Admissions	Co-located Admissions

Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (no owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007.

HIHs and satellite facilities opened on or after October 1, 2004. (seven owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population.	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH’s total Medicare population. In the special case where an LTCH is co-located with an MSA-dominant hospital, the referral percentage is no more than 50%, nor less than 25%.

After the expiration of the regulatory relief provided by the SCHIP Extension Act, the ARRA and the PPACA, as described above, our LTCHs (whether freestanding, HIH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period. If the 25 Percent Rule, as originally adopted by CMS, becomes effective after the expiration of the applicable provisions of the SCHIP Extension Act, the ARRA and the PPACA, these regulatory changes will collectively cause an adverse effect on our operating revenues and profitability in 2013 and beyond, however this adverse effect could be partially mitigated if we are able to implement certain operational changes.

Proposed Legislation

On August 2, 2011 Senate Bill 1486, entitled “Long-Term Care Hospital Improvement Act of 2011,” was introduced in the United States Senate and referred to the Committee on Finance. If signed into law, this legislation would implement new patient-level and facility-level criteria for LTCHs, including a standardized preadmission screening process, specific criteria for admission and continued stay in an LTCH, and a list of core services that an LTCH must offer. In addition, the legislation would require LTCHs to meet additional classification criteria to continue to be paid under LTCH-PPS. After a three-year phase-in, 70% of an LTCH’s Medicare fee-for-service discharges would be required to meet one of four criteria, including (1) a length of stay of 25 days or greater, (2) a high cost outlier in the prior general acute hospital stay, (3) an LTCH stay that included ventilator services, or (4) an LTCH stay with three or more complications or comorbidities. Senate Bill 1486 would repeal and prohibit CMS from applying the 25 Percent Rule that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients. The legislation also would prevent CMS from applying the so-called very short stay outlier policy or make a one-time adjustment to the standard federal rate to correct any significant difference between actual payments and estimated payments for the first year of LTCH-PPS. We cannot predict whether Senate Bill 1486 or similar legislation will be enacted in the future or, if enacted, whether such legislation will resemble the provisions described here.

Moratorium on New LTCHs and New LTCH Beds

The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities. The PPACA extended this moratorium by two years. The moratorium will now expire on December 28, 2012. This moratorium does not apply to LTCHs that, before the date of enactment, (1) began the qualifying period for payment under the LTCH-PPS, (2) have a written agreement with an unrelated party for the construction, renovation, lease or demolition for an LTCH and have expended at least 10% of the estimated cost of the project or $2,500,000 or (3) have obtained an approved certificate of need. Additionally, an LTCH located in a state with only two LTCHs, may request an increase in licensed beds following the closure or decrease in the number of licensed beds at the other LTCH located within the state.

One-Time Budget Neutrality Adjustment

Congress required that the LTC-DRG payment rates maintain budget neutrality during the first years of the prospective payment system with total expenditures that would have been made under the previous reasonable cost-based payment system. The LTCH-PPS regulations give CMS the ability to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS. On May 9, 2008, CMS published an annual payment update rule, in which it estimated this one-time adjustment would result in a negative adjustment of 3.75% to the LTCH base rate. The SCHIP Extension Act precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate for a period of three years. The PPACA extended by two years the stay on CMS’s ability to adopt a one-time budget neutrality adjustment to LTCH-PPS. The PPACA prohibits such a one-time adjustment before December 29, 2012.

Annual Payment Rate Update and DRG Reweighting

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

Fiscal Year 2010.    On August 27, 2009, CMS published its annual payment rate update for the 2010 LTCH-PPS fiscal year (affecting discharges and cost reporting periods beginning on or after October 1, 2009 through September 30, 2010). The increase in the standard federal rate applied a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for what CMS attributes as an increase in case-mix resulting from changes in documentation and coding practices. As a result, the standard federal rate for fiscal year 2010 was set at $39,897, an increase from $39,114 in fiscal year 2009. The fixed-loss amount for high cost outlier cases was set at $18,425, a decrease from the previous fixed-loss amount of $22,960.

On June 2, 2010, CMS published a notice of changes to the payment rates for LTCH-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised downward to $39,795, from $39,897 established in the original final rule for fiscal year 2010. This change to the LTCH-PPS standard federal rate for the remainder of fiscal year 2010 was based on an additional market basket reduction of 0.25% as mandated by the PPACA described below. The notice revised the fixed-loss amount for high cost outlier cases for fiscal year 2010 discharges occurring on or after April 1, 2010 to $18,615, which was higher than the fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010.

Fiscal Year 2011.    On August 16, 2010, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 was $39,600, which was a decrease from the fiscal year 2010 standard federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the fiscal year 2010 standard federal rate of $39,795 that went into effect on April 1, 2010. This update to the LTCH-PPS standard federal rate for fiscal year 2011 was based on a market basket increase of 2.5% less a reduction of 2.5%

to account for what CMS attributes as an increase in case-mix in prior periods that resulted from changes in documentation and coding practices, less an additional reduction of 0.5% as mandated by the PPACA. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which was higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 fixed-loss amount that went into effect on April 1, 2010. The final rule also included revisions to the relative weights for the MS-LTC-DRGs for fiscal year 2011.

Fiscal Year 2012.    On August 18, 2011, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 is $40,222, an increase from the fiscal year 2011 standard federal rate of $39,600. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2012 of $17,931, which is a decrease from the fixed-loss amount in the 2011 fiscal year of $18,785.

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

Medicare Market Basket Adjustments

The PPACA instituted a market basket payment adjustment to LTCHs. In fiscal year 2010, LTCHs were subject to a market basket reduction of 0.25% for discharges occurring after April 1, 2010. In fiscal year 2011, LTCHs were subject to a market basket reduction of 0.5%. There will be a 0.1% market basket reduction for LTCHs in fiscal years 2012 and 2013. In fiscal year 2014 the market basket update will be reduced by 0.3%. In fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%. Finally, in fiscal years 2017-2019, the market basket update will be reduced by 0.75%. The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

Medicare Reimbursement of Inpatient Rehabilitation Facility Services

IRFs are paid under a prospective payment system specifically applicable to this provider type, which is referred to as “IRF-PPS.” Under the IRF-PPS, each patient discharged from an IRF is assigned to a case mix group, or “IRF-CMG,” containing patients with similar clinical conditions that are expected to require similar amounts of resources. An IRF is generally paid a pre-determined fixed amount applicable to the assigned IRF-CMG (subject to applicable case adjustments related to length of stay and facility level adjustments for location and low income patients). The payment amount for each IRF-CMG is intended to reflect the average cost of treating a Medicare patient’s condition in an IRF relative to patients with conditions described by other IRF-CMGs. The IRF-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors. As required by Congress, IRF-CMG payment rates have been set to maintain budget neutrality with total expenditures that would have been made under the previous reasonable cost based system.

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

Patient Classification Criteria

Under the IRF certification criteria that has been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of 10 conditions specified in the regulation. We refer to such 75% requirement as the “75 Percent Rule.”

New IRF certification criteria became effective for cost reporting periods beginning on or after July 1, 2004 as a result of the major changes that CMS adopted on May 7, 2004 to the 75 Percent Rule that: (1) temporarily lowered the 75% compliance threshold (starting at 50% and phasing to 75% over four years), (2) modified and expanded from 10 to 13 the medical conditions used to determine whether a hospital qualifies as an IRF, (3) identified the conditions under which comorbidities can be used to verify compliance with the 75 Percent Rule, and (4) changed the timeframe used to determine compliance with the 75 Percent Rule from “the most recent 12-month cost reporting period” to “the most recent, consecutive, and appropriate 12-month period,” with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility’s certification as an IRF for its cost reporting period that begins immediately after the 12-month review period.

Under the Deficit Reduction Act of 2005, enacted on February 8, 2006, Congress extended the phase-in period for the 75 Percent Rule by maintaining the compliance threshold at 60% (rather than increasing it to the scheduled 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold was then to increase to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008. However, the SCHIP Extension Act included a permanent freeze in the 75 Percent Rule patient classification criteria compliance threshold at 60% (with comorbidities counting toward this threshold) and a payment freeze from April 1, 2008 through September 30, 2009.

Annual Payment Rate Update

Fiscal Year 2010.    On August 7, 2009, CMS published the final rule establishing the annual payment rate update for the IRF-PPS for fiscal year 2010 (affecting discharges and cost reporting periods beginning on October 1, 2009 through September 30, 2010). The standard payment conversion factor was established at $13,661 for fiscal year 2010, an increase from $12,958 in fiscal year 2009. The outlier threshold amount was set at $10,652, an increase from $10,250 in fiscal year 2009.

On July 22, 2010, CMS published a notice of changes to the payment rates for IRF-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010. As described below, the PPACA mandated an additional market basket reduction of 0.25% for the remainder of fiscal year 2010 to the standard payment conversion factor. For discharges occurring on or after April 1, 2010, the standard payment conversion factor was revised downward to $13,627, from $13,661 established in the original final rule for fiscal year 2010. In the same notice,

CMS increased the outlier threshold amount to $10,721 for discharges occurring on or after April 1, 2010. The outlier threshold was $10,652 for discharges occurring on or after October 1, 2009 through March 31, 2010.

Fiscal Year 2011.    On July 22, 2010, CMS published an update to the payment rates for IRF-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard payment conversion factor for discharges during fiscal year 2011 was revised upward to $13,860, from $13,627 established in the revised final rule for fiscal year 2010, and included the market basket reduction of 0.25% required by the PPACA. CMS also increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721.

Fiscal Year 2012.    On August 5, 2011, CMS published the policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard payment conversion factor for fiscal year 2012 is $14,076 which is an increase from $13,860 applicable during fiscal year 2011. CMS decreased the outlier threshold amount for fiscal year 2012 to $10,660 from $11,410 for fiscal year 2011. In a notice published September 26, 2011, CMS corrected its calculation of the outlier threshold amount for fiscal year 2012 to $10,713 from $10,660.

Medicare Market Basket Adjustments

The PPACA instituted a market basket payment adjustment for IRFs. In fiscal years 2010 and 2011, IRFs were subject to a market basket reduction of 0.25%. For fiscal years 2012 and 2013, the reduction is 0.1%. For fiscal year 2014, the reduction is 0.3%. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 — 2019, the reduction is 0.75%.

Medicare Reimbursement of Outpatient Rehabilitation Services

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate, or “SGR,” formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through 2012 CMS or Congress has taken action to prevent the SGR formula reductions. The Middle Class Tax Relief and Job Creation Act of 2012 froze the Medicare physician fee schedule rates at 2011 levels through December 31, 2012, averting a scheduled 27.4% cut as a result of the SGR formula that would have taken effect on March 1, 2012. A reduction in the Medicare physician fee schedule payment rates will occur on January 1, 2013, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2011, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

On October 6, 2011, the Medicare Payment Advisory Commission, or “MedPAC,” voted to recommend that Congress repeal and replace the statutory SGR formula. The MedPAC proposal, which would require Congressional approval, would freeze current Medicare physician fee schedule rates for primary care services for 10 years, while other services would be subject to annual payment reductions of 5.9% for 3 years, followed by a freeze on payments for the next seven years. MedPAC offered a list of options for Congress to consider if it decides to offset SGR repeal costs (estimated at about $200 billion over 10 years) within the Medicare program.

In addition to the SGR proposal, MedPAC recommended that Congress direct CMS to collect data on provider service volume and work time to establish more accurate relative value unit payment rates and to identify and reduce overpriced fee schedule services. Similarly, the PPACA requires CMS to identify and review potentially misvalued codes and make appropriate adjustments to the relative values of those services identified as being misvalued. In the final update to the Medicare physician fee schedule for calendar year 2012 CMS identified several CPT codes used by physical therapists as codes they will review.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective

January 1, 2012, the annual limit on outpatient therapy services is $1,880 for combined physical and speech language pathology services and $1,880 for occupational therapy services. The per beneficiary caps were $1,870 for calendar year 2011. The annual limits for therapy expenses do not apply to services furnished and billed by outpatient hospital departments. However, beginning no later than October 1, 2012 and expiring on December 31, 2012, the Middle Class Tax Relief and Job Creation Act of 2012 will apply the annual limits on therapy expenses to hospital outpatient department settings. The application of annual limits to hospital outpatient department settings will sunset at the end of 2012 unless Congress extends it into 2013. We operated 954 outpatient rehabilitation clinics at December 31, 2011, of which 135 are provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The Middle Class Tax Relief and Job Creation Act of 2012 extends the exceptions process for outpatient therapy caps through December 31, 2012. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2013, except those services furnished and billed by outpatient hospital departments.

The Middle Class Tax Relief and Job Creation Act of 2012 makes several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier, such as the KX modifier, indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 will be subject to a manual medical review process. The $3,700 threshold will be applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

Several government agencies are expected to release reports on aspects of the Medicare payment system for therapy services. In the final 2011 Medicare physician fee schedule rule, CMS indicated the agency is evaluating alternative payment methodologies that would provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps. The Middle Class Tax Relief and Job Creation Act of 2012 directs the MedPAC to submit a report to Congress by June 15, 2013 making recommendations on how to reform the payment system to better reflect acuity, condition, and the therapy needs of the patient. The MedPAC report is to include an examination of private sector initiatives related to therapy benefits. In addition, the Government Accountability Office, or “GAO,” is directed to issue a report no later than May 1, 2013 regarding implementation of the manual medical review process instituted by the Middle Class Tax Relief and Job Creation Act of 2012. The report must detail the number of beneficiaries subject to the process, the number of reviews conducted, and the outcome of the reviews. Finally, beginning on January 1, 2013, CMS is required to collect additional data on therapy claims related to patient function during the course of therapy in order to better understand patient conditions and outcomes.

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day. In the proposed 2012 Medicare physician fee schedule rule, CMS indicated that over the next year it will continue to review whether specific Current Procedural Terminology, or “CPT,” codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

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

Specialty Hospital Medicaid Reimbursement

The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government, and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 4% of our specialty hospital net operating revenues for the year ended December 31, 2011.

Workers’ Compensation

Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers’ compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services. Net operating revenues generated directly from workers’ compensation programs represented approximately 19% of our net operating revenue from outpatient rehabilitation services and 1% of our net operating revenue from our specialty hospitals for the year ended December 31, 2011.

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

Medicare Productivity Adjustment

The PPACA implemented a separate annual productivity adjustment for the first time for hospital inpatient services beginning in fiscal year 2012 for LTCHs and IRFs. This provision applied a negative productivity adjustment to the market basket that is used to update the standard federal rate on an annual basis. The market basket does not currently account for increases in provider productivity that could reduce the actual cost of providing services (e.g., through new technology or fewer inputs). The productivity adjustment will equal the 10-year moving average of changes in the annual economy-wide private non-farm business multi-factor productivity. This is a statistic reported by the Bureau of Labor Statistics and updated in the spring of each year. While this adjustment will change each year, it is currently estimated that this adjustment to the market basket will be approximately minus 1.0% on average.

Hospital Wage Index

As part of the methodology for determining prospective payments to LTCHs and IRFs, CMS adjusts the standard payment amounts for area differences in hospital wage levels by a factor reflecting the relative hospital wage level in the geographic area of the hospital compared to the national average hospital wage level. This adjustment factor is the hospital wage index. CMS currently defines hospital geographic areas (labor market areas) based on the definitions of Core-Based Statistical Areas established by the Office of Management and Budget. The PPACA calls for CMS to develop and present to Congress a comprehensive reform plan using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. In the preamble to the proposed rule for LTCH-PPS for fiscal year 2012, CMS solicited public comments on ways to redefine the geographic reclassification requirements to more accurately define labor markets. To date CMS has not presented a comprehensive reform plan to Congress.

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

Physician-Owned Hospital Limitations

CMS regulations include a number of hospital ownership and physician referral provisions, including certain obligations requiring physician-owned hospitals to disclose ownership or investment interests held by the referring physician or his or her immediate family members. In particular, physician-owned hospitals must furnish to patients, on request, a list of physicians or immediate family members who own or invest in the hospital. Moreover, a physician-owned hospital must require all physician owners or investors who are also active members of the hospital’s medical staff to disclose in writing their ownership or investment interests in the hospital to all patients they refer to the hospital. CMS can terminate the Medicare provider agreement of a physician-owned hospital if it fails to comply with these disclosure provisions or with the requirement that a hospital disclose in writing to all patients whether there is a physician on-site at the hospital 24 hours per day, seven days per week.

Under the transparency and program integrity provisions of the PPACA, the exception to the federal self-referral law, or “Stark law,” that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including LTCHs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2011, we operated 10 hospitals that are owned in-part by physicians.

Provider and Employee Screening

The PPACA imposes new screening requirements on all Medicare providers, including LTCHs, IRFs and outpatient rehabilitation providers. The screening must include a licensure check and may include other procedures such as a criminal background check, fingerprinting, unscheduled and unannounced site visits, database checks, and other screening techniques CMS deems appropriate to prevent fraud, waste and abuse. Effective March 23, 2011, Medicare providers and suppliers submitting new enrollment applications or revalidating their existing enrollment status are required to pay a $500 application fee that is adjusted annually by the percentage change in the consumer price index. The PPACA also imposes new disclosure requirements and authorizes surety bonds for the enrollment of new providers and suppliers.

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

From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, or “OIG,” issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs or outpatient rehabilitation services or providers. For example, the OIG’s 2009 Work Plan announced an interest in reviewing Medicare bad debts claimed by IRFs and LTCHs in order to determine whether such claims were reimbursable. The 2010 and 2011 Work Plans identified as an area of concern whether the patient assessment instruments prepared by IRFs were submitted in accordance with Medicare regulations. Among other things, the 2011 Work Plan indicated that CMS would review the appropriateness of provider-based designations for outpatient clinics, outlier payments made to hospitals for beneficiaries who incur unusually high costs, and the effectiveness of a claims processing edit designed to capture hospital readmissions that are subject to a single payment for both inpatient stays. The 2012 Work Plan identified the appropriateness of admissions to IRFs as an area subject to review. The OIG indicated that it would examine the level of therapy being provided in IRFs and how much concurrent and group therapy IRFs are providing. Under the 2012 work plan, the OIG also will review the quality of care and safety of Medicare beneficiaries transferred from general acute care hospitals to IRFs and LTCHs. We monitor government publications applicable to us to supplement and enhance our compliance efforts.

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

Provider-Based Status.    The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate 17 specialty hospitals that are treated as provider-based satellites of certain of our other facilities, 135 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the IRFs we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

Health Information Practices.    The Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier), employers, health plans and individuals, security and electronic signatures, privacy and enforcement. If we fail to comply with the HIPAA requirements, we could be subject to criminal penalties and civil sanctions. The privacy, security and enforcement provisions of HIPAA were enhanced by the Health Information Technology for Economic and Clinical Health Act, or “HITECH,” which was included in the ARRA. Among other things, HITECH establishes security breach notification requirements, allows enforcement of HIPAA by state attorneys general, and increases penalties for HIPAA violations.

The Department of Health and Human Services has adopted standards in three areas in which we are required to comply that affect our operations.

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

Compliance Program

Our Compliance Program

In late 1998, we voluntarily adopted our code of conduct. The code is reviewed and amended as necessary and is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a compliance and internal audit committee, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code’s policies.

Compliance and Internal Audit Committee

Our compliance and internal audit committee is made up of members of our senior management and in-house counsel. The compliance and internal audit committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the HIPAA committee meets on a regular basis to review compliance with regulations promulgated under HIPAA, including amendments made by HITECH, and provides reports to the compliance and internal audit committee. The vice president of compliance and audit services meets with the compliance and internal audit committee on a quarterly basis to provide an overview of the activities and operation of our compliance program.

Operating Our Compliance Program

We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual employee actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives, with the assistance of corporate experts, designed the programs of the compliance and internal audit committee. We utilize facility leaders for employee-level implementation of our code of conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.

Compliance Issue Reporting

In order to facilitate our employees’ ability to report known, suspected or potential violations of our code of conduct, we have developed a system of anonymous reporting. This anonymous reporting may be accomplished through our toll-free compliance hotline, compliance e-mail address or our compliance post office box. The compliance and audit officer and the compliance and internal audit committee are responsible for reviewing and investigating each compliance incident in accordance with the compliance and audit department’s investigation policy.

Compliance Monitoring and Auditing / Comprehensive Training and Education

Monitoring reports and the results of compliance for each of our business segments are reported to the compliance and internal audit committee on a quarterly basis. We train and educate our employees regarding the code of conduct, as well as the legal and regulatory requirements relevant to each employee’s work environment. New and current employees are required to acknowledge and certify that the employee has read, understood and has agreed to abide by the code of conduct. Additionally, all employees are required to re-certify compliance with the code on an annual basis.

Policies and Procedures Reflecting Compliance Focus Areas

We review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the ongoing compliance focus areas which have been identified by the compliance and internal audit committee.

Internal Audit

In addition to and in support of the efforts of our compliance and audit department, during 2001 we established an internal audit function. The vice president of compliance and audit services manages the combined compliance and audit department and meets with the audit and compliance committee of the board of directors on a quarterly basis to discuss audit results.

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

Executive Officers of the Registrant

The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of January 1, 2012:

Name	Age	Position
Rocco A. Ortenzio	79	Executive Chairman
Robert A. Ortenzio	54	Chief Executive Officer
Patricia A. Rice	65	President
David S. Chernow	55	President and Chief Development and Strategy Officer
Martin F. Jackson	57	Executive Vice President and Chief Financial Officer
John A. Saich	43	Executive Vice President and Chief Human Resources Officer
James J. Talalai	50	Executive Vice President and Chief Operating Officer
Michael E. Tarvin	51	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	51	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	43	Vice President, Compliance and Audit Services and Corporate Compliance Officer

Rocco A. Ortenzio co-founded the Company and he served as our Chairman and Chief Executive Officer from February 1997 until September 2001. Mr. Ortenzio has served as our Executive Chairman since September 2001. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Chief Executive Officer.

Robert A. Ortenzio co-founded the Company and has served as a director since February 1997. Mr. Ortenzio has served as our Chief Executive Officer since January 1, 2005 and as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Until August 17, 2010, Mr. Ortenzio served on the board of directors of Odyssey Healthcare, Inc., a hospice healthcare company. Mr. Ortenzio also served on the board of directors of US Oncology, Inc. until December 30, 2010. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Executive Chairman.

Patricia A. Rice has served as our President since January 1, 2005. She served as President and Chief Operating Officer from January 2005 to December 2011. Prior to this, she served as our Executive Vice President and Chief Operating Officer since January 2002 and as our Executive Vice President of Operations from November 1999 to January 2002. She served as Senior Vice President of Hospital Operations from December

1997 to November 1999. She was Executive Vice President of the Hospital Operations Division for Continental Medical Systems, Inc. from August 1996 until December 1997. Prior to that time, she served in various management positions at Continental Medical Systems, Inc. from 1987 to 1996.

David S. Chernow has served as our President and Chief Development and Strategy Officer since September 13, 2010. Mr. Chernow served as a director of the Company from January 2002 until February 2005 and from August 2005 until September 2010. From May 2007 to February 2010, Mr. Chernow served as the President and Chief Executive Officer of Oncure Medical Corp., one of the largest providers of free-standing radiation oncology care in the United States. From July 2001 to June 2007, Mr. Chernow served as the President and Chief Executive Officer of JA Worldwide, a nonprofit organization dedicated to the education of young people about business (formerly, Junior Achievement, Inc.). From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded American Oncology Resources in 1992 and served as its Chief Development Officer until the time of the merger with Physician Reliance Network, Inc., which created US Oncology, Inc. in 1999.

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

John A. Saich has served as our Executive Vice President and Chief Human Resources Officer since December 15, 2010. He served as our Senior Vice President, Human Resources from February 2007 to December 2010. He served as our Vice President, Human Resources from November 1999 to January 2007. He joined the Company as Director, Human Resources and HRIS in February 1998. Previously, Mr. Saich served as Director of Benefits and Human Resources for Integrated Health Services in 1997 and as Director of Human Resources for Continental Medical Systems, Inc. from August 1993 to January 1997.

James J. Talalai has served as our Executive Vice President and Chief Operating Officer since January 2012. Prior to this, he served as our Executive Vice President and Chief Information Officer from February 2007 to December 2011. He served as our Senior Vice President and Chief Information Officer from August 2001 to February 2007. He joined the Company in May 1997 and served in various leadership capacities within Information Services. Before joining us, Mr. Talalai was Director of Information Technology for Horizon/ CMS Healthcare Corporation from 1995 to 1997. He also served as Data Center Manager at Continental Medical Systems, Inc. in the mid-1990s.

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

Approximately 47% of our net operating revenues for the years ended December 31, 2009 and 2010 and 48% of our net operating revenues for the year ended December 31, 2011 came from the highly regulated federal Medicare program. In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. President Obama has signed into law comprehensive reforms to the healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Additional reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either by the U.S. Congress or by CMS. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.

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

In September 2011, we entered into a settlement agreement with the United States government in connection with a qui tam lawsuit filed in Columbus, Ohio against certain of our subsidiaries. The lawsuit, filed under seal in September 2007, led to our receiving, in July 2009, a subpoena from the government seeking various documents concerning our financial relationships with certain physicians practicing at our LTCHs in Columbus, Ohio. Under the terms of the settlement, we paid $7.5 million to the government and entered into a five-year corporate integrity agreement covering our LTCHs.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTCHs operated as HIHs or as “satellites” will have an adverse effect on our future net operating revenues and profitability.

Effective for hospital cost reporting periods beginning on or after October 1, 2004, LTCHs that are operated as HIHs or as HIH “satellites,” are subject to a payment reduction for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. These HIHs and their HIH satellites are separate hospitals located in space leased from, or located on the same campus of, another hospital, which we refer to as “host hospitals.” For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25% except for HIHs located in rural areas or co-located with an MSA dominant hospital or single urban hospital (as defined by the current regulations) in which cases the percentage is no more than 50%, nor less than 25%. Certain grandfathered HIHs were initially excluded from the Medicare admission threshold regulations. Grandfathered HIHs refer to certain HIHs that were in existence on or before September 30, 1995, and grandfathered satellite facilities refer to satellites of grandfathered HIHs that were in existence on or before September 30, 1999.

The SCHIP Extension Act, as amended by the ARRA and the PPACA, has limited the application of the Medicare admission threshold on HIHs in existence on October 1, 2004. For these HIHs, the admission threshold is no lower than 50% for a five year period to commence on an LTCH’s first cost reporting period to begin on or after October 1, 2007. Under the SCHIP Extension Act, for HIHs located in rural areas the percentage threshold is no more than 75% for the same five year period. For HIHs that are co-located with MSA dominant hospitals or single urban hospitals, the percentage threshold is no more than 75% during the same five year period.

As of December 31, 2011, we owned 77 LTCH HIHs; six of these HIHs were subject to a maximum 25% Medicare admission threshold, one HIH is co-located with an MSA dominant hospital and was subject to a Medicare admission threshold of no more than 50%, nor less than 25%, 20 of these HIHs were co-located with a MSA dominant hospital or single urban hospital and were subject to a Medicare admission threshold of no more than 75%, 45 of these HIHs were subject to a maximum 50% Medicare admissions threshold, three of these HIHs were located in a rural area and were subject to a maximum 75% Medicare admission threshold, and two of these HIHs were grandfathered HIHs and not subject to a Medicare admission threshold.

Because these rules are complex and are based on the volume of Medicare admissions from our host hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, after the expiration of the five-year moratorium provided by the SCHIP Extension Act, as amended by the PPACA, we expect many of our HIHs will experience an adverse financial impact beginning for their cost reporting periods on or after October 1, 2012, when the Medicare admissions thresholds generally decline to 25%. As a result, compliance with changes in federal regulations after the expiration of the five-year moratorium may adversely affect our future net operating revenues and profitability.

Expiration of the moratorium imposed on certain federal regulations otherwise applicable to LTCHs operated as free-standing or grandfathered HIHs or grandfathered “satellites” will have an adverse effect on our future net operating revenues and profitability.

For cost reporting periods beginning on or after July 1, 2007, CMS expanded the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with an LTCH or satellite of an LTCH. Under the expanded rule, free-standing LTCHs and grandfathered LTCH HIHs are subject to the Medicare admission thresholds, as well as HIHs that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH’s or LTCH satellite facility’s discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges is subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under IPPS. IPPS rates are generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS.

The SCHIP Extension Act, as amended, postponed the application of the percentage threshold to free-standing LTCHs and grandfathered HIHs for a five-year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold to Medicare patients discharged from an LTCH HIH or HIH satellite that were admitted from a non-co-located hospital. In addition, the SCHIP Extension Act, as interpreted by CMS, did not provide relief from the application of the threshold for patients admitted from a co-located hospital to certain non-grandfathered HIHs. The ARRA limits application of the admission threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a five year period commencing on the first cost reporting period beginning on or after July 1, 2007.

Of the 109 LTCHs we owned as of December 31, 2011, 32 were operated as free-standing hospitals and two qualified as grandfathered LTCH HIHs. Because these rules are complex and are based on the volume of Medicare admissions from other referring hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, if the final rule is applied as currently written, there will be an adverse financial impact to the net operating revenues and profitability of many of these hospitals for cost reporting periods on or after July 1, 2012 when the Medicare admissions thresholds go into effect for free-standing hospitals.

The moratorium on the Medicare certification of new long term care hospitals and beds in existing long term care hospitals will limit our ability to increase LTCH bed capacity and expand into new areas.

The SCHIP Extension Act, as amended by the PPACA, imposed a five-year moratorium beginning on December 29, 2007 on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCH or satellite facilities. The moratorium does not apply to LTCHs that, before December 29, 2007, (1) began the qualifying period for payment under the LTCH-PPS, (2) had a written agreement with an unrelated party for the construction, renovation, lease or demolition for an LTCH and had expended at least 10% of the estimated cost of the project or $2,500,000 or (3) had obtained an approved certificate of need. The moratorium also does not apply to an increase in beds in an existing hospital or satellite facility if the LTCH is located in a state where there is only one other LTCH and the LTCH requests an increase in beds following the closure or the decrease in the number of beds of the other LTCH. Since we may still acquire LTCHs that were in existence prior to December 29, 2007, we do not expect this moratorium to materially impact our strategy to expand by acquiring additional LTCHs if such LTCHs can be acquired at attractive valuations. This moratorium, however, may still otherwise adversely affect our ability to increase long term acute care bed capacity in existing areas we serve or expand into new areas.

Expiration of the moratorium imposed on the payment adjustment for very short-stay cases in our LTCHs will reduce our future net operating revenues and profitability.

On May 1, 2007, CMS published a new provision that changed the payment methodology for Medicare patients with a length of stay that is less than the IPPS comparable threshold. Beginning with discharges on or after July 1, 2007, for these very short-stay cases, the rule lowered the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the existing SSO payment policy. The SCHIP Extension Act prevented CMS from applying this change to SSO policy for a period of three years. The PPACA extends this prohibition by two years. CMS may not apply the very short-stay outlier policy before December 29, 2012. The implementation of the payment methodology for very short-stay outliers discharged after December 29, 2012 will reduce our future net operating revenues and profitability.

If our LTCHs fail to maintain their certifications as LTCHs or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.

As of December 31, 2011, we operated 110 LTCHs, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during the subsequent cost reporting period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care inpatient prospective payment system at rates generally lower than the rates under the LTCH-PPS.

Similarly, our HIHs must meet conditions of participation in the Medicare program, which include additional criteria establishing separateness from the hospital with which the HIH shares space. If our LTCHs or HIHs fail to meet or maintain the standards for certification as LTCHs, they will receive payment under the general acute care hospitals IPPS which is generally lower than payment under the system applicable to LTCHs. Payments at rates applicable to general acute care hospitals would result in our LTCHs receiving significantly less Medicare reimbursement than they currently receive for their patient services.

Implementation of additional patient or facility criteria for LTCHs that limit the population of patients eligible for our hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenue and profitability.

CMS and industry stakeholders have, for a number of years, explored the development of facility and patient certification criteria for LTCHs, potentially as an alternative to the current specific payment adjustment features of LTCH-PPS. In its June 2004 report to Congress, MedPAC recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTCHs in order to ensure that only appropriate patients are admitted to these facilities. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. After MedPAC’s recommendation, CMS awarded a contract to Research Triangle Institute International to examine such recommendation. However, while acknowledging that Research Triangle Institute International’s findings are expected to have a substantial impact on future Medicare policy for LTCHs, CMS stated in its payment update published in May 2006, that many of the specific payment adjustment features of LTCH-PPS then in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for LTCHs. In early 2008, CMS indicated that Research Triangle Institute International continues to work with the clinical community to make recommendations to CMS regarding payment and treatment of critically ill patients in LTCHs. The SCHIP Extension Act requires the Secretary of the Department of Health and Human Services to conduct a study and submit a report to Congress on the establishment of national LTCH facility and patient criteria and to consider the recommendations contained in MedPAC’s June 2004 report to Congress. More recently, Senate Bill 1486, entitled “Long-Term Care Hospital Improvement Act of 2011,” was introduced in the United States Senate on August 2, 2011. If signed into law, this legislation would implement new patient- and facility-level criteria for LTCHs, including a standardized preadmission screening process, specific criteria for admission and continued stay in the LTCH, and a list of core services that an LTCH must offer. In addition, the legislation would require LTCHs to meet additional classification criteria to continue to be paid under LTCH-PPS. After a three-year phase-in, 70% of an LTCH’s Medicare fee-for-service discharges would be required to meet one of four criteria, including (1) a length of stay of 25 days or greater, (2) a high cost outlier in the prior general acute hospital stay, (3) an LTCH stay that included ventilator services or (4) an LTCH stay with three or more complications or comorbidities. Implementation of these or other criteria that may limit the population of patients eligible for our LTCHs’ services or change the basis on which we are paid could adversely affect our net operating revenues and profitability. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement.”

Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services may reduce our future net operating revenues and profitability.

Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on the SGR formula, contained in legislation. The Middle Class Tax Relief and Job Creation Act of 2012 froze the Medicare physician fee schedule rates at 2011 levels through December 31, 2012, averting a scheduled 27.4% cut as a result of the SGR formula that would have taken effect on March 1, 2012. If no further legislation is passed by Congress and signed by the President, the SGR formula will likely reduce our Medicare outpatient rehabilitation payment rates beginning January 1, 2013.

Congress has established annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. As directed by Congress in the Deficit Reduction Act of 2005, CMS implemented an exception process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the Middle Class Tax Relief and Job Creation Act of 2012 extended the exceptions process through December 31, 2012. The exception process will expire on January 1, 2013 unless further extended by Congress. There can be no assurance that Congress will extend it further. To date, the implementation of the therapy caps has not had a material adverse effect on our business. However, if the exception process is not renewed, our future net operating revenues and profitability may decline.

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. Under the policy, the Medicare program will pay 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines-occupational therapy, physical therapy, and speech-language pathology. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day. For the years ended December 31, 2009, December 31, 2010 and December 31, 2011, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare. See “Business — Government Regulations.”

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

HIPAA required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

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

Negative press coverage can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes. Adverse publicity and increased governmental scrutiny can have a negative impact on our reputation with referral sources and patients and on the morale and performance of our employees, both of which could adversely affect our businesses and results of operations.

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

We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions, our financial condition and results of operations may be materially adversely effected. Acquisitions could result in difficulties integrating acquired operations, technologies and personnel into our business. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through acquisitions, which may negatively impact the integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

In addition, acquisitions involve risks that the acquired businesses will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations; that the expected synergies associated with acquisitions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have an material adverse effect on our financial condition and results of operations.

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

The Stark Law prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services. Under the transparency and program integrity provisions of the PPACA, the exception to the Stark Law that previously permitted physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including LTCHs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. Furthermore, initiatives are underway in some states to restrict physician referrals to physician-owned hospitals. Currently, 10 of our hospitals have physicians as minority owners. The aggregate revenue of these 10 hospitals was $197.4 million for the year ended December 31, 2011, or approximately 7.0% of our revenues for the year ended December 31, 2011. The range of physician minority ownership of these 10 hospitals was 2.1% to 49.0%, with the average physician minority ownership of 10.4% as of the year ended December 31, 2011. There can be no assurance that new legislation or regulation prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital. In addition, expansion of our physician-owned hospitals may be limited, and the revenues, profitability and overall financial performance of our hospitals may be negatively affected.

Shortages in qualified nurses or therapists could increase our operating costs significantly.

Our specialty hospitals are highly dependent on nurses for patient care and our outpatient rehabilitation clinics are highly dependent on therapists for patient care. The availability of qualified nurses and therapists nationwide has declined in recent years, and the salaries for nurses and therapists have risen accordingly. We cannot assure you we will be able to attract and retain qualified nurses or therapists in the future. Additionally, the cost of attracting and retaining nurses and therapists may be higher than we anticipate, and as a result, our profitability could decline.

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

If we fail to compete effectively with other hospitals, clinics and healthcare providers in the local areas we serve, our net operating revenues and profitability may decline.

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

Our success depends to a significant degree upon the continued contributions of our senior officers and key employees, both individually and as a group. Our future performance will be substantially dependent in particular on our ability to retain and motivate five key employees, Rocco A. Ortenzio, our Executive Chairman, Robert A. Ortenzio, our Chief Executive Officer, Patricia A. Rice, our President, David S. Chernow, our President and Chief Development and Strategy Officer and Martin F. Jackson, our Executive Vice President and Chief Financial Officer. We currently have an employment agreement in place with each of Messrs. Rocco and Robert Ortenzio, Mr. Chernow and Ms. Rice and a change in control agreement with Mr. Jackson. Each of these individuals also has a significant equity ownership in our company. We have no reason to believe that we will lose the services of any of these individuals in the foreseeable future. We also do not maintain any key life insurance policies for any of our employees. The loss of the services of any of these individuals could disrupt significant aspects of our business, could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.

Significant legal actions could subject us to substantial uninsured liabilities.

Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Legal Proceedings” and Note 18 in our audited consolidated financial statements.

We currently maintain professional malpractice liability insurance and general liability insurance coverages under a combination of policies with a total annual aggregate limit of $30.0 million. Our insurance for the professional liability coverage is written on a “claims-made” basis and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. In addition, our insurance coverage does not generally cover punitive damages and may not cover all claims against us. See “Business — Government Regulations — Other Healthcare Regulations.”

Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Welsh Carson and Thoma Cressey beneficially own approximately 46.6% and 9.0%, respectively, of Holdings’ outstanding common stock as of March 1, 2012. Our executives, directors and principal stockholders, including Welsh Carson and Thoma Cressey, beneficially own, in the aggregate, approximately 73.6% of Holdings’ outstanding common stock as of March 1, 2012. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

We are a holding company and therefore depend on our subsidiaries to service our obligations under our indebtedness and for any funds to pay dividends to our stockholders. Our ability to repay our indebtedness or pay dividends to our stockholders depends entirely upon the performance of our subsidiaries and their ability to make distributions.

We have no operations of our own and derive all of our revenues and cash flow from our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under our senior floating rate notes or to make any funds available therefor, whether by dividend, distribution, loan or other payments. In addition, any of our rights in the assets of any of our subsidiaries upon any liquidation or reorganization of any subsidiary will be subject to the prior claims of that subsidiary’s creditors, including lenders under our senior secured credit facilities and holders of Select’s 7 5/8% senior subordinated notes. Holdings’ total consolidated balance sheet liabilities as of December 31, 2011 were $1,916.8 million, of which $1,396.8 million constituted indebtedness, including $878.0 million of indebtedness under our senior secured credit facilities, reflecting $838.0 million of indebtedness under the term loan and $40.0 million under the revolving loan, $345.0 million of Select’s 7 5/8% senior subordinated notes and $167.3 million of our senior floating rate notes. As of such date, we would have been able to borrow up to an additional $227.2 million under our senior secured credit facilities. We and our restricted subsidiaries may incur additional debt in the future, including borrowings under our senior secured credit facilities.

We depend on our subsidiaries, which conduct the operations of the business, for dividends and other payments to generate the funds necessary to meet our financial obligations, including payments of principal and interest on our indebtedness. We would also depend on our subsidiaries for any funds to pay dividends to our stockholders. In the event our subsidiaries are unable to pay dividends to us, we may not be able to service debt, pay obligations or pay dividends on common stock. The terms of our senior secured credit facilities and the terms of the indentures governing Select’s 7 5/8% senior subordinated notes restrict Select and its subsidiaries from, in each case, paying dividends or otherwise transferring its assets to us. Such restrictions include, among others, financial covenants, prohibition of dividends in the event of a default and limitations on the total amount of dividends. In addition, legal and contractual restrictions in agreements governing other current and future indebtedness, as well as financial condition and operating requirements of our subsidiaries, currently limit and may, in the future, limit our ability to obtain cash from our subsidiaries. The earnings from other available assets of our subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to make payments in respect of our indebtedness when such payments are due. In addition, even if such earnings were sufficient, we cannot assure you that the agreements governing the current and future indebtedness of our subsidiaries will permit such subsidiaries to provide us with sufficient dividends, distributions or loans to fund interest and principal payments on our indebtedness when due. If our subsidiaries are unable to make dividends or otherwise distribute funds to us, we may not be able to satisfy the terms of our indebtedness, there will not be sufficient funds remaining to make distributions to our stockholders and the value of your investment in our common stock will be materially decreased.

Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of December 31, 2011, we had approximately $1,396.8 million of total indebtedness. For the years ended December 31, 2009, December 31, 2010 and December 31, 2011, we paid cash interest of $126.7 million, $105.9 million and $107.5 million, respectively, on our indebtedness.

Our indebtedness could have important consequences to you. For example, it:

•

requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions and other general corporate purposes;

•	increases our vulnerability to adverse general economic or industry conditions;

•	limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;

•	makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities and the senior floating rate notes are at variable rates;

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our senior secured credit facilities require Select to comply with certain financial covenants, the default of which may result in the acceleration of certain of our indebtedness.

The senior secured credit facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the agreement), which is tested quarterly and becomes more restrictive over time. The senior secured credit facilities also prohibit Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). Failure to comply with these covenants would result in an event of default under the senior secured credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the revolving credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facilities.

As of December 31, 2011, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 5.75 to 1.00. For the four quarters ended December 31, 2011, Select’s leverage ratio was 3.24 to 1.00.

While Select has never defaulted on compliance with any of these financial covenants, its ability to comply with these ratios in the future may be affected by events beyond its control. Inability to comply with the required financial covenants could result in a default under our senior secured credit facilities. In the event of any default under our senior secured credit facilities, the lenders under our senior secured credit facilities could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. Any default under our senior secured credit facilities that results in the acceleration of the outstanding indebtedness under our senior secured credit facilities would also constitute an event of default under Select’s 7 5/8% senior subordinated notes and the senior floating rate notes, and the trustee or holders of such notes could elect to declare such notes to be immediately due and payable.

Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although our senior secured credit facilities, the indentures governing each of Select’s 7 5/8% senior subordinated notes and the senior floating rate notes each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2011, we had $227.2 million of revolving loan availability under our senior secured credit facilities (after giving effect to $32.8 million of outstanding letters of credit). In addition, to the extent new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own 24 of our specialty hospitals.

We lease all but two of our outpatient rehabilitation clinics and related offices, which, as of December 31, 2011 included 848 leased outpatient rehabilitation clinics throughout the United States. We also lease the majority of our LTCH facilities except for the facilities described above. As of December 31, 2011, in our specialty hospitals we had 75 HIH leases and 16 free-standing building leases.

We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 132,000 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2011, this was comprised of 11 locations throughout the United States with approximately 50,000 square feet in total.

The following is a list of our consolidated hospitals and the number of beds at each hospital as of December 31, 2011.

Hospital Name	Type	City	State	Beds
Select Specialty Hospital — Birmingham	LTCH	Birmingham	AL	38
Regency Hospital of Northwest Arkansas	LTCH	Fayetteville	AR	25
Select Specialty Hospital — Fort Smith	LTCH	Fort Smith	AR	34
Select Specialty Hospital — Little Rock	LTCH	Little Rock	AR	43
Regency Hospital of Northwest Arkansas	LTCH	Springdale	AR	25
Select Specialty Hospital — Arizona (Phoenix Downtown Campus)	LTCH	Phoenix	AZ	33
Select Specialty Hospital — Phoenix	LTCH	Phoenix	AZ	48
Select Specialty Hospital — Arizona (Scottsdale Campus)	LTCH	Scottsdale	AZ	29
Select Specialty Hospital — Colorado Springs	LTCH	Colorado Springs	CO	30
Select Specialty Hospital — Denver	LTCH	Denver	CO	37
Select Specialty Hospital — Denver (South Campus)	LTCH	Denver	CO	28
Select Specialty Hospital — Wilmington	LTCH	Wilmington	DE	35
Select Specialty Hospital — Orlando (South Campus)	LTCH	Edgewood	FL	40
Select Specialty Hospital — Gainesville	LTCH	Gainesville	FL	44
Select Specialty Hospital — Palm Beach	LTCH	Lake Worth	FL	60
Select Specialty Hospital — Miami	LTCH	Miami	FL	47
West Gables Rehabilitation	IRF	Miami	FL	60
Select Specialty Hospital — Orlando (North Campus)	LTCH	Orlando	FL	35
Select Specialty Hospital — Panama City	LTCH	Panama City	FL	30
Select Specialty Hospital — Pensacola	LTCH	Pensacola	FL	54
Select Specialty Hospital — Tallahassee	LTCH	Tallahassee	FL	29
Regency Hospital of South Atlanta	LTCH	East Point	GA	40
Regency Hospital of Central Georgia	LTCH	Macon	GA	60
Select Specialty Hospital — Atlanta	LTCH	Atlanta	GA	30
Select Specialty Hospital — Augusta	LTCH	Augusta	GA	80
Select Specialty Hospital — Savannah	LTCH	Savannah	GA	40
Select Specialty Hospital — Quad Cities	LTCH	Davenport	IA	50
Regency Hospital of Northwest Indiana	LTCH	East Chicago	IN	38
Regency Hospital of Northwest Indiana (Porter Campus)	LTCH	Portage	IN	23
Select Specialty Hospital — Beech Grove	LTCH	Beech Grove	IN	45
Select Specialty Hospital — Evansville	LTCH	Evansville	IN	60
Select Specialty Hospital — Fort Wayne	LTCH	Fort Wayne	IN	32
Select Specialty Hospital — Kansas City	LTCH	Kansas City	KS	40
Select Specialty Hospital — Topeka	LTCH	Topeka	KS	34
Select Specialty Hospital — Wichita	LTCH	Wichita	KS	60
Select Specialty Hospital — Lexington	LTCH	Lexington	KY	41
Regency Hospital of Covington	LTCH	Covington	LA	38
Select Specialty Hospital — Kalamazoo	LTCH	Battle Creek	MI	25
Select Specialty Hospital — Northwest Detroit	LTCH	Detroit	MI	36
Select Specialty Hospital — Flint	LTCH	Flint	MI	26
Select Specialty Hospital — Grosse Pointe	LTCH	Grosse Pointe	MI	30
Select Specialty Hospital — Macomb County	LTCH	Mount Clemens	MI	36
Great Lakes Specialty Hospital — Hackley, LLC	LTCH	Muskegon	MI	31
Great Lakes Specialty Hospital — Oak, LLC	LTCH	Muskegon	MI	20
Select Specialty Hospital — Pontiac	LTCH	Pontiac	MI	30

Hospital Name	Type	City	State	Beds
Select Specialty Hospital — Saginaw	LTCH	Saginaw	MI	32
Select Specialty Hospital — Downriver	LTCH	Taylor	MI	40
Select Specialty Hospital — Ann Arbor	LTCH	Ypsilanti	MI	36
Regency Hospital of Minneapolis	LTCH	Golden Valley	MN	92
Select Specialty Hospital — Western Missouri	LTCH	Kansas City	MO	34
Select Specialty Hospital — Springfield	LTCH	Springfield	MO	44
Select Specialty Hospital — St. Louis	LTCH	St. Charles	MO	33
SSM Select Rehab St. Louis, LLC	IRF	St. Louis	MO	58
Regency Hospital of Southern Mississippi	LTCH	Hattiesburg	MS	33
Regency Hospital of Jackson	LTCH	Jackson	MS	36
Regency Hospital of Meridian	LTCH	Meridian	MS	40
Select Specialty Hospital — Gulfport	LTCH	Gulfport	MS	61
Select Specialty Hospital — Jackson	LTCH	Jackson	MS	53
Select Specialty Hospital — Durham	LTCH	Durham	NC	30
Select Specialty Hospital — Greensboro	LTCH	Greensboro	NC	30
Select Specialty Hospital — Winston-Salem	LTCH	Winston-Salem	NC	42
Select Specialty Hospital — Omaha Central	LTCH	Omaha	NE	52
Kessler Institute for Rehabilitation (Welkind Campus)	IRF	Chester	NJ	72
Select Specialty Hospital — Northeast New Jersey	LTCH	Rochelle Park	NJ	62
Kessler Institute for Rehabilitation (North Campus)	IRF	Saddle Brook	NJ	112
Kessler Institute for Rehabilitation (West Campus)	IRF	West Orange	NJ	152
Regency Hospital of North Central Ohio (Akron Campus)	LTCH	Barberton	OH	45
Regency Hospital of Cincinnati	LTCH	Cincinnati	OH	39
Regency Hospital of Columbus	LTCH	Columbus	OH	43
Regency Hospital of North Central Ohio (Cleveland West Campus)	LTCH	Middleburg Heights	OH	43
Regency Hospital of North Central Ohio (Ravenna Campus)	LTCH	Ravenna	OH	19
Regency Hospital of Toledo	LTCH	Sylvania	OH	45
Regency Hospital of North Central Ohio (Cleveland East Campus)	LTCH	Warrensville Heights	OH	44
Select Specialty Hospital — Akron	LTCH	Akron	OH	60
Select Specialty Hospital — Northeast Ohio (Canton Campus)	LTCH	Canton	OH	30
Select Specialty Hospital — Cincinnati	LTCH	Cincinnati	OH	36
Select Specialty Hospital — Columbus	LTCH	Columbus	OH	152
Select Specialty Hospital — Columbus (Mt. Carmel Campus)	LTCH	Columbus	OH	24
Select Specialty Hospital — Youngstown (Boardman Campus)	LTCH	Warren	OH	20
Select Specialty Hospital — Youngstown	LTCH	Youngstown	OH	31
Select Specialty Hospital — Zanesville	LTCH	Zanesville	OH	35
Select Specialty Hospital — Oklahoma City	LTCH	Oklahoma City	OK	72
Select Specialty Hospital — Tulsa Midtown	LTCH	Tulsa	OK	56
Select Specialty Hospital — Central Pennsylvania (Camp Hill Campus)	LTCH	Camp Hill	PA	31
Select Specialty Hospital — Danville	LTCH	Danville	PA	30
Select Specialty Hospital — Erie	LTCH	Erie	PA	50
Select Specialty Hospital — Central Pennsylvania (Harrisburg Campus)	LTCH	Harrisburg	PA	38
Penn State Hershey Rehabilitation	IRF	Hummelstown	PA	54
Select Specialty Hospital — Johnstown	LTCH	Johnstown	PA	39

Hospital Name	Type	City	State	Beds
Select Specialty Hospital — Laurel Highlands	LTCH	Latrobe	PA	40
Select Specialty Hospital — McKeesport	LTCH	McKeesport	PA	30
Select Specialty Hospital — Pittsburgh	LTCH	Pittsburgh	PA	32
Select Specialty Hospital — Central Pennsylvania (York Campus)	LTCH	York	PA	23
Regency Hospital of South Carolina	LTCH	Florence	SC	40
Regency Hospital of Greenville	LTCH	Greenville	SC	32
Select Specialty Hospital — Sioux Falls	LTCH	Sioux Falls	SD	24
Select Specialty Hospital — Tri-Cities	LTCH	Bristol	TN	33
Select Specialty Hospital — Knoxville	LTCH	Knoxville	TN	35
Select Specialty Hospital — North Knoxville	LTCH	Knoxville	TN	33
Select Specialty Hospital — Memphis	LTCH	Memphis	TN	39
Select Specialty Hospital — Nashville	LTCH	Nashville	TN	47
Regency Hospital of Fort Worth	LTCH	Fort Worth	TX	44
Regency Hospital of Odessa	LTCH	Odessa	TX	36
Select Specialty Hospital — Dallas	LTCH	Carrollton	TX	60
Select Specialty Hospital — South Dallas	LTCH	DeSoto	TX	100
Select Specialty Hospital — Houston (Houston Heights)	LTCH	Houston	TX	158
Select Specialty Hospital — Houston (Houston Medical Center)	LTCH	Houston	TX	86
Select Specialty Hospital — Houston (Houston West)	LTCH	Houston	TX	56
Select Specialty Hospital — Longview	LTCH	Longview	TX	32
Select Specialty Hospital — Midland	LTCH	Midland	TX	29
Select Specialty Hospital — San Antonio	LTCH	San Antonio	TX	44
Select Specialty Hospital — Madison	LTCH	Madison	WI	58
Select Specialty Hospital — Milwaukee	LTCH	Milwaukee	WI	34
Select Specialty Hospital — Milwaukee (St Luke’s Campus)	LTCH	Milwaukee	WI	29
Select Specialty Hospital — Charleston	LTCH	Charleston	WV	32

Total Beds:				5,135

Item 3.	Legal Proceedings.

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of business, which include malpractice claims covered under insurance policies, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

In September 2011, the Company entered into a settlement agreement with the United States government in connection with a qui tam lawsuit filed in Columbus, Ohio against certain of the Company’s subsidiaries. The lawsuit, filed under seal in September 2007, led to the Company receiving, in July 2009, a subpoena from the government seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its LTCHs in Columbus, Ohio. Under the terms of the settlement, the Company paid $7.5 million to the government and entered into a five-year corporate integrity agreement covering the Company’s LTCHs. The Company does not expect to incur any additional material charges in connection with this matter.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the New York Stock Exchange under the symbol “SEM” since our initial public offering on September 25, 2009. Prior to that date there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, reported by the New York Stock Exchange.

	Market Prices
Fiscal Year Ended December 31, 2010	High	Low
First Quarter	$10.81	$7.85
Second Quarter	$9.05	$6.70
Third Quarter	$7.99	$5.95
Fourth Quarter	$7.79	$5.62

	Market Prices
Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$8.07	$6.68
Second Quarter	$9.66	$7.87
Third Quarter	$9.27	$5.48
Fourth Quarter	$9.16	$6.13

Holders

At the close of business on February 29, 2012, we had 143,052,633 shares of common stock issued and outstanding. As of that date, there were 108 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.

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

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested at the opening of the market on September 25, 2009, the date the Company’s initial public offering was priced for initial sale, through and including the market close on December 30, 2011 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (“S&P 500”), and the Morgan Stanley Healthcare Provider Index (“RXH”), an equal-dollar weighted index of 15 companies involved in the business of hospital management and medical/nursing services. The chart below the graph sets forth the actual numbers depicted on the graph.

	09/25/09	12/31/09	12/31/10	12/30/11
Select Medical Holding Corporation (SEM)	$100.00	$106.20	$73.10	$84.80
Morgan Stanley Healthcare Provider Index (RXH)	$100.00	$102.32	$124.38	$119.36
S&P 500	$100.00	$106.25	$119.83	$119.83

Purchase of Equity Securities by the Issuer

In November 2010, our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $100.0 million worth of our common stock. On August 3, 2011, our board of directors authorized an increase of $50.0 million in the capacity of our common stock repurchase program, from $100.0 million to $150.0 million and on February 22, 2012 increased the capacity by an additional $100.0 million to $250.0 million. The other terms of the plan remain unchanged. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. The program will remain in effect until March 31, 2013, unless extended by our board of directors. In the year ended December 31, 2010, we purchased a total of 6,905,700 shares under the program at an average purchase price of $6.37. In the year ended December 31, 2011, we purchased a total of 9,858,907 shares of our common stock under this program at an average purchase price of $7.36. The following table sets forth the purchases made under this program during the year ended December 31, 2011:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(3)
First Quarter 2011	269,991		$7.48	269,991	$203,831,437
Second Quarter 2011	139,784		$8.99	139,784	$202,571,798
Third Quarter 2011	4,239,972		$6.67	4,239,972	$174,215,983

October 2011	1,828,464		$7.25	1,828,464	$160,931,133
November 2011	2,220,454	(1)	$8.32	2,212,654	$142,477,485
December 2011	1,171,102	(2)	$7.97	1,168,042	$133,145,928

Fourth Quarter 2011	5,220,020		$7.87	5,209,160	$133,145,928

(1)	7,800 shares were forfeited upon the vesting of employee stock grants in connection with payment of required withholding taxes.

(2)	3,060 shares were forfeited upon the vesting of employee stock grants in connection with payment of required withholding taxes.

(3)	Gives effect to the increase in the capacity of the stock repurchase program approved on February 22, 2012.

Item 6.	Selected Financial Data.

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is contained elsewhere herein. The historical financial data as of December 31, 2007, 2008, 2009, 2010 and 2011 and for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2010 and 2011, and for the years ended December 31, 2009, 2010 and 2011 have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2007, 2008 and 2009 and for the years ended December 31, 2007 and 2008 have been derived from our audited consolidated financial information not included elsewhere herein.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2007(1)(2)	2008(1)(2)	2009	2010	2011
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues	$1,991,666	$2,153,362	$2,239,871	$2,390,290	$2,804,507
Operating expenses(3)(4)	1,740,484	1,885,168	1,933,052	2,085,447	2,422,271
Depreciation and amortization	57,297	71,786	70,981	68,706	71,517

Income from operations	193,885	196,408	235,838	236,137	310,719
Gain (loss) on early retirement of debt(5)	—	912	13,575	—	(31,018)
Equity in earnings (losses) of unconsolidated subsidiaries	—	—	—	(440)	2,923
Other income (expense)	(167)	—	(632)	632	—
Interest expense, net(6)	(138,052)	(145,423)	(132,377)	(112,337)	(98,894)

Income before income taxes	55,666	51,897	116,404	123,992	183,730
Income tax expense	18,699	26,063	37,516	41,628	70,968

Net income	36,967	25,834	78,888	82,364	112,762
Less: Net income attributable to non-controlling interests(7)	1,537	3,393	3,606	4,720	4,916

Net income attributable to Select Medical Holdings Corporation	35,430	22,441	75,282	77,644	107,846
Less: Preferred dividends	23,807	24,972	19,537	—	—

Net income (loss) available to common stockholders and participating securities	$11,623	$(2,531)	$55,745	$77,644	$107,846

Income (loss) per common share:
Basic	$0.17	$(0.04)	$0.61	$0.49	$0.71
Diluted	$0.17	$(0.04)	$0.61	$0.48	$0.71
Weighted average common shares outstanding:
Basic	57,086	59,566	85,587	159,184	150,501
Diluted	57,086	59,566	86,045	159,442	150,725
Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,529	$64,260	$83,680	$4,365	$12,043
Working capital (deficit)	14,730	118,370	156,685	(70,232)	99,472
Total assets	2,495,046	2,579,469	2,588,146	2,722,086	2,772,147
Total debt	1,755,635	1,779,925	1,405,571	1,430,769	1,396,798
Total Select Medical Holdings Corporation stockholders’ equity	(165,889)	(174,204)	738,988	783,880	822,855

	Select Medical Corporation
	Year Ended December 31,
	2007(1)	2008(1)	2009	2010	2011
	(In thousands)
Statement of Operations Data:
Net operating revenues	$1,991,666	$2,153,362	$2,239,871	$2,390,290	$2,804,507
Operating expenses(3)(4)	1,740,484	1,885,168	1,933,052	2,085,447	2,422,271
Depreciation and amortization	57,297	71,786	70,981	68,706	71,517

Income from operations	193,885	196,408	235,838	236,137	310,719
Gain (loss) on early retirement of debt(5)	—	912	12,446	—	(20,385)
Equity in earnings (losses) of unconsolidated subsidiaries	—	—	—	(440)	2,923
Other income (expense)	(4,494)	(2,802)	3,204	632	—
Interest expense, net(6)	(103,394)	(110,418)	(99,451)	(84,472)	(80,910)

Income before income taxes	85,997	84,100	152,037	151,857	212,347
Income tax expense	29,315	37,334	49,987	51,380	80,984

Net income	56,682	46,766	102,050	100,477	131,363
Less: Net income attributable to non-controlling interests(7)	1,537	3,393	3,606	4,720	4,916

Net income attributable to Select Medical Corporation	$55,145	$43,373	$98,444	$95,757	$126,447

Balance Sheet Data (at end of period):
Cash and cash equivalents	$4,529	$64,260	$83,680	$4,365	$12,043
Working capital (deficit)	9,169	100,127	153,231	(73,481)	97,348
Total assets	2,490,777	2,562,425	2,585,092	2,719,572	2,770,738
Total debt	1,446,525	1,469,322	1,100,987	1,124,292	1,229,498
Total Select Medical Corporation stockholders’ equity	624,171	630,315	1,037,064	1,084,594	986,622

(1)	Adjusted for the adoption of an amendment issued by the FASB in December 2007 to ASC Topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies — Non-controlling Interests, in our audited consolidated financial statements.

(2)	Adjusted for the clarification by the FASB that stated share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. See Note 15 in our audited consolidated financial statements for additional information.

(3)	Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(4)	Includes stock compensation expense related to restricted stock, stock options and long term incentive compensation for the years ended December 31, 2007, 2008, 2009, 2010 and 2011.

(5)

In the year ended December 31, 2008, we paid approximately $1.0 million to repurchase and retire a portion of Select’s 7 5/8% senior subordinated notes. These notes had a carrying value of $2.0 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. During the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire a portion of Select’s 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. These gains were offset by the write-off of deferred financing costs of $2.9 million that occurred due to our early prepayment on the term loan portion of our senior secured credit facility. In addition, Holdings paid $6.5 million to repurchase and retire a portion of Holdings’ senior floating rate notes. These Notes had a carrying value of $7.7 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. On June 1, 2011, Select refinanced its senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving loan facility. A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire Holdings 10% senior subordinated notes. A loss on early retirement of debt of $31.0 million and $20.4 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

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

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2011, we operated 110 LTCHs and nine acute medical rehabilitation hospitals in 28 states, and 954 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team. As of December 31, 2011 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,804.5 million for the year ended December 31, 2011. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute care patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract therapy locations that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2011 Events

Refinancing

On June 1, 2011, Select entered into a new senior secured credit agreement that provides for $1.15 billion in senior secured credit facilities, comprised of an $850.0 million, seven-year term loan facility and a $300.0 million five-year revolving credit facility of which $125.0 million was drawn at closing. The refinancing transaction also included the repurchase of $266.5 million aggregate principal amount of Select’s 7 5/8% senior subordinated notes due 2015 and the repurchase of all $150.0 million principal amount of Holdings’ 10.0% senior subordinated notes.

At December 31, 2011, Select had outstanding an $845.8 million term loan (at aggregate principal value), a $40.0 million outstanding balance on the revolving loan portion of its senior secured credit facilities and $345.0 million in principal amount of 7 5/8% senior subordinated notes due 2015. Holdings also had $167.3 million in principal amount outstanding of its senior floating rate notes due 2015.

Significant Transactions

On April 1, 2011, we entered into a joint venture with Baylor Health Care System, or the “Baylor JV.” The Baylor JV consists of a partnership between Baylor Institute for Rehabilitation and Select Physical Therapy

Texas, a wholly-owned subsidiary of Select. We contributed several businesses to the Baylor JV, including our Frisco IRF and certain of our Texas-based outpatient rehabilitation clinics. A gain of $1.2 million was recognized on this contribution during the second quarter of 2011 and is included in the general and administrative line item on the consolidated statement of operations for the year ended December 31, 2011. Additionally, during the second quarter of 2011, we invested $13.5 million in cash which consisted of the purchase of partnership units for $7.6 million and working capital investments of $5.9 million. We own a 49.0% interest in the partnership and account for the investment using the equity method because we do not have a controlling interest.

On June 30, 2011, we sold a building which we acquired in connection with the acquisition of Regency Hospital Company, L.L.C., or “Regency,” for $7.6 million in cash. A gain of $4.2 million was recognized on this sale and is included in the general and administrative line item on the consolidated statement of operations for the year ended December 31, 2011.

Litigation

During the third quarter of 2011, we entered into a settlement agreement with the United States government in connection with the previously disclosed qui tam lawsuit filed in Columbus, Ohio against certain of our subsidiaries. The lawsuit, filed under seal in September 2007, led to the Company’s receiving, in July 2009, a subpoena from the government seeking various documents concerning our financial relationships with certain physicians practicing at our LTCHs in Columbus, Ohio. Under the terms of the settlement, we paid $7.5 million to the government and entered into a 5-year corporate integrity agreement covering our LTCHs. We also paid certain legal fees of the qui tam relator’s counsel. In the settlement agreement, we admitted no liability or wrongdoing. During the second quarter of 2011, we recorded a pre-tax charge of $7.5 million to establish a settlement reserve in connection with the matter. The settlement amounts and counsel fees were paid in full during the third quarter 2011.

Stock Repurchase Program

On August 3, 2011, the Company’s board of directors authorized an increase of $50.0 million in the capacity of its common stock repurchase program from $100.0 million to $150.0 million and on February 22, 2012 increased the capacity by an additional $100.0 million to $250.0 million. The program will now remain in effect until March 31, 2013, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. The timing of purchases of stock will be based upon market conditions and other factors. The Company is funding this program with cash on hand or borrowings under its revolving credit facility. The Company repurchased 5,209,160 shares at a cost of $41.1 million and 9,858,907 shares at a cost of $72.7 million, which includes transaction costs, during the quarter and year ended December 31, 2011, respectively. Since the inception of the program through December 31, 2011, the Company has repurchased 16,764,607 shares at a cost of $116.9 million, which includes transaction costs.

Summary Financial Results

Year Ended December 31, 2011

For the year ended December 31, 2011, our net operating revenues increased 17.3% to $2,804.5 million compared to $2,390.3 million for the year ended December 31, 2010. This increase in net operating revenues resulted principally from a 23.1% increase in our specialty hospital net operating revenue. The increase in our specialty hospital revenue is primarily due to the Regency hospitals we acquired on September 1, 2010. We had income from operations for the year ended December 31, 2011 of $310.7 million compared to $236.1 million for the year ended December 31, 2010. We had net income for the year ended December 31, 2011 of $112.8 million compared to $82.4 million for the year ended December 31, 2010. Our Adjusted EBITDA for the year ended December 31, 2011 was $386.0 million compared to $307.1 million for the year ended December 31, 2010. See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

The increase in income from operations, net income and Adjusted EBITDA resulted from the addition of the Regency hospitals acquired on September 1, 2010 and improved operating performance at our other specialty hospitals. Holdings’ interest expense for the year ended December 31, 2011 was $99.2 million compared to $112.3 million for the year ended December 31, 2010. Select’s interest expense for the year ended December 31, 2011 was $81.2 million compared to $84.5 million for the year ended December 31, 2010. The decrease in interest expense for both Holdings and Select is attributable to a reduction in our average interest rate that resulted from the expiration of interest rate swaps during 2010 that carried higher fixed interest rates, and lower interest rates on portions of the debt we refinanced on June 1, 2011.

Cash flow from operations provided $217.1 million of cash for the year ended December 31, 2011 for Holdings and $240.1 million of cash for the year ended December 31, 2011 for Select. The difference between Holdings and Select primarily relates to interest payments on Holdings’ 10% senior subordinated notes and senior floating rate notes.

Year Ended December 31, 2010

For the year ended December 31, 2010, our net operating revenues increased 6.7% to $2,390.3 million compared to $2,239.9 million for the year ended December 31, 2009. This increase in net operating revenues resulted from a 9.3% increase in our specialty hospital net operating revenue and a 0.9% increase in our outpatient rehabilitation net operating revenue. The increase in our specialty hospital revenue is principally due to the hospitals we opened and acquired in 2009 and 2010. We had income from operations for the year ended December 31, 2010 of $236.1 million compared to $235.8 million for the year ended December 31, 2009. We had net income for the year ended December 31, 2010 of $82.4 million compared to $78.9 million for the year ended December 31, 2009. The small increases in our net income and income from operations are principally related to a reduction in our general and administrative expenses offset in part by a decline in profitability of our specialty hospitals opened as of January 1, 2009 and operated throughout both periods. Our Adjusted EBITDA for the year ended December 31, 2010 was $307.1 million compared to $330.2 million for the year ended December 31, 2009. The decline in our Adjusted EBITDA resulted from the decline in profitability of our specialty hospitals opened as of January 1, 2009 and operated throughout both periods, a decline in the performance of the contract services portion of our outpatient rehabilitation business and higher general and administrative expenses principally related to additional costs we incurred associated with the transition and closing of the Regency corporate office. See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

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

Regulatory Changes

The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled and those suffering from end stage renal disease. Net operating revenues generated directly from the Medicare program represented approximately 47% of our consolidated net operating revenues for both the years ended December 31, 2009 and 2010 and 48% for the year ended December 31, 2011.

The Medicare program reimburses our LTCHs, IRFs and outpatient rehabilitation providers, using different payment methodologies. Those payment methodologies are complex and are described elsewhere in this report under “Business — Government Regulation.” The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future.

Medicare Reimbursement of LTCH Services

In the last few years, there have been significant regulatory changes affecting LTCHs that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of CMS. Historically, rule updates occurred twice each year. All Medicare payments to our LTCHs are made in accordance with LTCH-PPS. Proposed rules specifically related to LTCHs were generally published in January, finalized in May and effective on July 1st of each year. Additionally, LTCHs are subject to annual updates to the rules related to IPPS that are typically proposed in May, finalized in August and effective on October 1st of each year. In the annual payment rate update for the 2009 fiscal year, CMS consolidated the two historical annual updates into one annual update. The final rule adopted a 15-month rate update for fiscal year 2009 and moved the LTCH-PPS from a July-June update cycle to an October-September cycle. Commencing with fiscal year 2010, the LTCH updates begin October 1, coinciding with the start of the federal fiscal year.

The following is a summary of significant changes to the Medicare prospective payment system for LTCHs during 2009, 2010 and 2011, as well as the policies and payment rates for fiscal year 2012.

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

Fiscal Year 2010.    On August 27, 2009, CMS published its annual payment rate update for the 2010 LTCH-PPS fiscal year (affecting discharges and cost reporting periods beginning on or after October 1, 2009 through September 30, 2010). The increase in the standard federal rate applied a 2.0% update factor based on the market basket update of 2.5% less an adjustment of 0.5% to account for what CMS attributes as an increase in case-mix resulting from changes in documentation and coding practices. As a result, the standard federal rate for fiscal year 2010 was set at $39,897, an increase from the previous standard federal rate of $39,114. The fixed loss amount for high cost outlier cases was set at $18,425, a decrease from the previous fixed loss amount of $22,960.

On June 2, 2010, CMS published a notice of changes to the payment rates for LTCH-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010. The standard federal rate for discharges occurring on or after April 1, 2010 was revised downward to $39,795 from $39,897 established in the original final rule for fiscal year 2010. This change to the LTCH-PPS standard federal rate for the remainder of fiscal year 2010 was based on an additional market basket reduction of 0.25% as mandated by the PPACA described below. The notice revised the fixed-loss amount for high cost outlier cases for fiscal year 2010 discharges occurring on or after April 1, 2010 to $18,615, which was higher than the fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010.

Fiscal Year 2011.    On August 16, 2010, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 is $39,600, which is a decrease from the fiscal year 2010 standard federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the fiscal year 2010 standard federal rate of $39,795 that went into effect on April 1, 2010. This update to the LTCH-PPS standard federal rate for fiscal year 2011 is based on a market basket increase of 2.5% less a reduction of 2.5% to account for what CMS attributes as an increase in case-mix in prior periods that resulted from changes in documentation and coding practices less an additional reduction of 0.5% as mandated by the PPACA. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which is higher than the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 that went into effect on April 1, 2010. The final rule also included revisions to the relative weights for each of the MS-LTC-DRGs for fiscal year 2011.

Fiscal Year 2012.    On August 18, 2011, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 is $40,222, an increase from the fiscal year 2011 standard federal rate of $39,600. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2012 of $17,931, which is a decrease from the fixed loss amount in the 2011 fiscal year of $18,785.

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

Extension of Changes Made by the Medicare, Medicaid, and SCHIP Extension Act of 2007

On March 23, 2010, President Obama signed into law the PPACA. The PPACA adopts significant changes to the Medicare program that are particularly relevant to our LTCHs and IRFs. Among other changes, the PPACA applies a market basket payment adjustment to LTCHs and IRFs. In addition, the PPACA includes a two-year extension to sections of the SCHIP Extension Act, as amended by the ARRA. The two-year extension applies the relief granted to the 25 Percent Rule payment adjustment, the one-time budget neutrality adjustment and the very short stay outlier payment adjustment. The two-year extension also applies to the moratorium on new LTCHs and new LTCH beds adopted in the SCHIP Extension Act. These changes are described further below.

Medicare Market Basket Adjustments

The PPACA instituted a market basket payment adjustment to LTCHs. In fiscal year 2010, LTCHs were subject to a market basket reduction of 0.25% for discharges occurring after April 1, 2010 through September 30, 2010. In fiscal year 2011, LTCHs are subject to a market basket reduction of 0.5%. There will be a slightly smaller 0.1% market basket reduction for LTCHs in fiscal years 2012 and 2013. In fiscal year 2014, the market basket update will be reduced by 0.3%. Fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%. Finally, in fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

Hospital Wage Index

The PPACA calls for CMS to abandon the current system of calculating the hospital wage index based on data submitted in hospital cost reports, which currently has a four year lag in data. In its place, CMS is required to develop and present to Congress a comprehensive reform plan using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. Although the PPACA addresses the hospital wage index generally, this change presumably applies to LTCHs given that the LTCH-PPS wage index is computed using wage data from general acute care hospitals.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located host hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients. The SCHIP Extension Act, as amended by the ARRA and the PPACA, has limited the application of the 25 Percent Rule, as described elsewhere in this report under “Business — Government Regulation.” After the expiration of the regulatory relief provided by the SCHIP Extension Act, the ARRA and the PPACA, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period.

One-Time Budget Neutrality Adjustment

The regulations governing LTCH-PPS authorizes CMS to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS. The SCHIP Extension Act precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate for a period of three years. The PPACA extends by two years the stay on CMS’s ability to adopt a one-time budget neutrality adjustment to LTCH-PPS. In the rate year 2009 final rule, CMS estimated this one-time adjustment would result in a negative adjustment of 3.75% to the LTCH base rate. The PPACA prohibits such a one-time adjustment before December 29, 2012.

Short Stay Outlier Policy

The SCHIP Extension Act prevented CMS from applying the so-called very short stay outlier policy for discharges occurring after July 1, 2007. This policy would result in a payment equivalent to the general acute care hospital rate for cases with a length of stay that is less than the average length of stay plus one standard deviation of a case with the same diagnosis related group under IPPS, regardless of the clinical considerations for admission to the LTCH or the average length of stay an LTCH must satisfy for Medicare certification. The SCHIP Extension Act precluded CMS from implementing the very short stay outlier policy for a period of three years. The PPACA extends this prohibition by two years. CMS may not apply the very short stay outlier policy before December 29, 2012.

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

Medicare Reimbursement of Inpatient Rehabilitation Facility Services

The following is a summary of significant changes to the Medicare prospective payment system for IRFs during 2009, 2010 and 2011, as well as the policies and payment rates for fiscal year 2012.

Fiscal Year 2010.    On August 7, 2009, CMS published its final rule establishing the annual payment rate update for the IRF-PPS for fiscal year 2010 (affecting discharges and cost reporting periods beginning on or after October 1, 2009 through September 30, 2010). The standard federal rate is established at $13,661 for fiscal year

2010, an increase from $12,958 in fiscal year 2009 (affecting discharges and cost reporting periods beginning on or after October 1, 2008 through September 30, 2009). The outlier threshold amount was set at $10,652, an increase from $10,250 in fiscal year 2009.

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

On July 22, 2010, CMS published a notice of changes to the payment rates for IRF-PPS during the portion of fiscal year 2010 occurring on or after April 1, 2010. As described below, the PPACA mandated a market basket reduction of 0.25% for the remainder of fiscal year 2010 to the standard conversion factor. For discharges occurring on or after April 1, 2010, the standard payment conversion factor was revised downward to $13,627 from $13,661 established in the original final rule for fiscal year 2010. In the same notice, CMS increased the outlier threshold amount to $10,721 for discharges occurring on or after April 1, 2010 for the remainder of the fiscal year. The outlier threshold was $10,652 for discharges occurring on or after October 1, 2009 through March 31, 2010.

Fiscal Year 2011.    On July 22, 2010, CMS published an update to the payment rates for IRF-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for discharges during fiscal year 2011 is revised to $13,860. This change reflects an increase from $13,627 established in the revised final rule for fiscal year 2010, and includes the market basket reduction of 0.25% required by the PPACA. CMS also increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721.

Fiscal Year 2012.    On August 5, 2011, CMS published the policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 and through September 30, 2012). The standard federal rate for discharges for fiscal year 2012 is $14,076 which is an increase from $13,860 applicable during fiscal year 2011. CMS initially decreased the outlier threshold amount for fiscal year 2012 to $10,660 from $11,410 for fiscal year 2011. In a notice published September 26, 2011, CMS corrected its calculation of the outlier threshold amount for fiscal year 2012 to $10,713 from $10,660.

Medicare Market Basket Adjustments

The PPACA instituted a market basket payment adjustment for IRFs. In fiscal years 2010 and 2011, IRFs were subject to a market basket reduction of 0.25%. For fiscal years 2012 and 2013, the reduction is 0.1%. For fiscal year 2014, the reduction is 0.3%. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 — 2019, the reduction is 0.75%.

Medicare Reimbursement of Outpatient Rehabilitation Services

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on the SGR formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2012 CMS or Congress has taken action to prevent the SGR formula reductions. The Middle Class Tax Relief and Job Creation Act of 2012 froze Medicare physician fee schedule rates at 2011 levels through December 31, 2012, temporarily averting a scheduled 27.4% cut as a result of the SGR formula that would have taken effect on March 1, 2012. A reduction in the Medicare physician fee schedule payment rates will occur on January 1, 2013, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2011, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

On October 6, 2011, MedPAC voted to recommend that Congress repeal and replace the statutory SGR formula. The MedPAC proposal, which would require Congressional approval, would freeze current Medicare MPFS rates for primary care services for 10 years, while other services would be subject to annual payment reductions of 5.9% for 3 years, followed by a freeze on payments for the next seven years. MedPAC offered a list of options for Congress to consider if it decides to offset SGR repeal costs (estimated at about $200 billion over 10 years) within the Medicare program.

In addition to the SGR proposal, MedPAC recommended that Congress direct CMS to collect data on provider service volume and work time to establish more accurate relative value unit payment rates and to identify and reduce overpriced fee schedule services. Similarly, the PPACA requires CMS to identify and review potentially misvalued codes and make appropriate adjustments to the relative values of those services identified as being misvalued. In the final update to the Medicare physician fee schedule for calendar year 2012 CMS identified several CPT codes used by physical therapists as codes they will review.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2012, the annual limit on outpatient therapy services is $1,880 for combined physical and speech language pathology services and $1,880 for occupational therapy services. The per beneficiary caps were $1,870 for calendar year 2011. The annual limits for therapy expenses do not apply to services furnished and billed by outpatient hospital departments. However, beginning no later than October 1, 2012 and expiring on December 31, 2012. The Middle Class Tax Relief and Job Creation Act of 2012 will apply the annual limits on therapy expenses to hospital outpatient department settings. The application of annual limits to hospital outpatient department settings will sunset at the end of 2012 unless Congress extends it into 2013. We operated 954 outpatient rehabilitation clinics at December 31, 2011, of which 135 are provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The Middle Class Tax Relief and Job Creation Act of 2012 extends the exceptions process for outpatient therapy caps through December 31, 2012. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2013, except those services furnished and billed by outpatient hospital departments.

The Middle Class Tax Relief and Job Creation Act of 2012 makes several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier, such as the KX modifier, indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 will be subject to a manual medical review process. The $3,700 threshold will be applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

Several government agencies are expected to release reports on aspects of the Medicare payment system for therapy services. In the final 2011 Medicare physician fee schedule rule, CMS indicated the agency is evaluating alternative payment methodologies that would provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps. The Middle Class Tax Relief and Job Creation Act of 2012 directs the MedPAC to submit a report to Congress by June 15, 2013 making recommendations on how to reform the payment system to better reflect acuity, condition, and the therapy needs of the patient. The MedPAC report is to include an examination of private sector initiatives related to therapy benefits. In addition, the GAO is directed to issue a report no later than May 1, 2013 regarding implementation of the manual medical review process instituted by the Middle Class Tax Relief and Job Creation Act of 2012. The report must detail the number of beneficiaries subject to the process, the number of reviews conducted, and the outcome of the reviews. Finally, beginning on January 1, 2013, CMS is required to collect additional data on therapy claims related to patient function during the course of therapy in order to better understand patient conditions and outcomes.

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit and then reduces the payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, will be subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day. In the proposed 2012 Medicare physician fee schedule rule, CMS indicated that over the next year it will continue to review whether specific CPT codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

Development of New Specialty Hospitals and Clinics

In addition to the growth of our business through the acquisition and integration of other businesses, we have also grown our business through specialty hospital and outpatient rehabilitation facility development opportunities. Since our inception in 1997 through December 31, 2011, we have internally developed 63 specialty hospitals and 325 outpatient rehabilitation clinics. The SCHIP Extension Act instituted a three year moratorium on the development of new LTCHs, and the PPACA extended this moratorium by two years. As a result, we have stopped all new LTCH development. We will continue to evaluate opportunities to develop new joint venture relationships with significant health systems and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in the local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

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

Net operating revenues generated directly from the Medicare program from all segments represented approximately 48%, 47% and 47% of net operating revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Approximately 61%, 61% and 63% of our specialty hospital revenues for the years ended December 31, 2011, 2010 and 2009, respectively, were received for services provided to Medicare patients.

Most of our specialty hospitals receive bi-weekly periodic interim payments from Medicare instead of being paid on an individual claim basis. Under a periodic interim payment methodology, Medicare estimates a hospital’s claim volume based on historical trends and makes bi-weekly interim payments to us based on these estimates. Twice a year per hospital, Medicare reconciles the differences between the actual claim data and the estimated payments. To the extent our actual hospital’s experience is different from the historical trends used by Medicare to develop the estimate, the periodic interim payment will result in our being either temporarily over-paid or under-paid for our Medicare claims. At each balance sheet date, we record any aggregate under-payment as an account receivable or any aggregate over-payment as a payable to third-party payors on our balance sheet. The timing of when we receive our bi-weekly periodic interim payments can have an impact on our accounts receivable balance and our days sales outstanding as of the end of any reporting period.

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

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our financial performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2011, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 0.2% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals or in the case of our outpatient rehabilitation clinics, we verify insurance coverage prior to their first therapy visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

We estimate bad debts for total accounts receivable within each of our operating units. Our policies have resulted in reasonable estimates determined on a consistent basis. We have historically collected substantially all of our third-party insured receivables (net of contractual allowances) which include receivables from governmental agencies. Historically, there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivable. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts. Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

The following table is an aging of our net (after allowances for contractual adjustments but before doubtful accounts) accounts receivable (in thousands):

	Balance as of December 31,

	2010		2011
	0-90 Days	Over 90 Days	0-90 Days	Over 90 Days
Medicare and Medicaid	$123,657	$14,538	$171,476	$16,764
Commercial insurance, and other	192,069	67,584	210,669	62,303

Total net accounts receivable	$315,726	$82,122	$382,145	$79,067

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories is as follows:

	As of December 31,

	2010	2011
0 to 90 days	79.4%	82.9%
91 to 180 days	8.3%	6.9%
181 to 365 days	6.0%	4.5%
Over 365 days	6.3%	5.7%

Total	100.0%	100.0%

The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status is as follows:

	As of December 31,

	2010	2011
Government payors and insured receivables	99.7%	99.8%
Self-pay receivables (including deductible and co-payments)	0.3%	0.2%

Total	100.0%	100.0%

Insurance

Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses.

In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2011 and December 31, 2010, we have recorded a liability of $85.7 million and $73.6 million, respectively, for our estimated losses under these insurance programs.

Related Party Transactions

We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $4.0 million and $3.9 million for the years ended December 31, 2011 and 2010, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments as of December 31, 2011 amount to $38.1 million through 2023. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. The Company’s practice is that any such transaction must receive the prior approval of both the audit and compliance committee of the board of directors and a majority of non-interested members of the board of directors. In addition, it is the Company’s practice that, prior to any related party transaction for the lease of office space, that an independent third-party appraisal is obtained that supports the amount of rent that the Company is obligated to pay for such leased space.

Goodwill and Other Intangible Assets

Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. Our most recent impairment assessment was completed during the fourth quarter of 2011, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. The majority of our goodwill resides in our specialty hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in the discounted cash flow are assumptions regarding revenue growth rates, internal development of specialty hospitals and rehabilitation clinics, future EBITDA margin estimates, future selling, general and administrative expense rates and the weighted average cost of capital for our industry. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

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

At December 31, 2011, we had deferred tax liabilities in excess of deferred tax assets of approximately $63.7 million for both Holdings and Select principally due to depreciation deductions that have been accelerated for tax purposes. This amount includes approximately $15.7 million of valuation reserves related primarily to state net operating losses.

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

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Specialty hospital data(1):
Number of hospitals — start of period	93	94	116
Number of hospital start-ups	1	1	—
Number of hospitals acquired	2	23	1
Number of hospitals closed/sold	(2)	(2)	(2)

Number of hospitals owned — end of period	94	116	115
Number of hospitals managed — end of period	1	2	4

Total hospitals (all) — end of period	95	118	119

Available licensed beds	4,233	5,163	5,135
Admissions	42,674	45,990	54,734
Patient days	1,015,500	1,119,566	1,330,890
Average length of stay (days)	24	24	24
Net revenue per patient day(2)	$1,495	$1,474	$1,497
Occupancy rate	67%	67%	71%
Percent patient days — Medicare	64%	64%	65%
Outpatient rehabilitation data:
Number of clinics owned — start of period	880	883	875
Number of clinics acquired	24	1	15
Number of clinic start-ups	13	23	26
Number of clinics closed/sold	(34)	(32)	(66)

Number of clinics owned — end of period	883	875	850
Number of clinics managed — end of period	78	69	104

Total number of clinics (all) — end of period	961	944	954

Number of visits	4,502,049	4,567,153	4,470,061
Net revenue per visit(3)	$102	$101	$103

(1)	Specialty hospitals consist of LTCHs and IRFs.

(2)	Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(3)	Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation
	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	81.3	82.9	82.3
General and administrative	3.2	2.6	2.2
Bad debt expense	1.8	1.7	1.8
Depreciation and amortization	3.2	2.9	2.6

Income from operations	10.5	9.9	11.1
Gain (loss) on early retirement of debt	0.6	—	(1.1)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(0.0)	0.1
Other income (expense)	(0.0)	0.0	—
Interest expense, net	(5.9)	(4.7)	(3.5)

Income before income taxes	5.2	5.2	6.6
Income tax expense	1.7	1.7	2.5

Net income	3.5	3.5	4.1
Net income attributable to non-controlling interests	0.2	0.2	0.2

Net income attributable to Holdings	3.3%	3.3%	3.9%

	Select Medical Corporation
	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	81.3	82.9	82.3
General and administrative	3.2	2.6	2.2
Bad debt expense	1.8	1.7	1.8
Depreciation and amortization	3.2	2.9	2.6

Income from operations	10.5	9.9	11.1
Gain (loss) on early retirement of debt	0.6	—	(0.7)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(0.0)	0.1
Other income	0.1	0.0	—
Interest expense, net	(4.4)	(3.5)	(2.9)

Income before income taxes	6.8	6.4	7.6
Income tax expense	2.2	2.2	2.9

Net income	4.6	4.2	4.7
Net income attributable to non-controlling interests	0.2	0.2	0.2

Net income attributable to Select	4.4%	4.0%	4.5%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation
	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	% Change 2009- 2010	% Change 2010- 2011
	(In thousands)
Net operating revenues:
Specialty hospitals	$1,557,821	$1,702,165	$2,095,519	9.3%	23.1%
Outpatient rehabilitation	681,892	688,017	708,867	0.9	3.0
Other(3)	158	108	121	(31.6)	12.0

Total company	$2,239,871	$2,390,290	$2,804,507	6.7%	17.3%

Income (loss) from operations:
Specialty hospitals	$247,891	$239,442	$311,705	(3.4)%	30.2%
Outpatient rehabilitation	64,109	63,328	67,377	(1.2)	6.4
Other(3)	(76,162)	(66,633)	(68,363)	12.5	(2.6)

Total company	$235,838	$236,137	$310,719	0.1%	31.6%

Adjusted EBITDA:(2)
Specialty hospitals	$290,370	$284,558	$362,334	(2.0)%	27.3%
Outpatient rehabilitation	89,072	83,772	83,864	(6.0)	0.1
Other(3)	(49,215)	(61,251)	(60,237)	(24.5)	1.7

Total company	$330,227	$307,079	$385,961	(7.0)%	25.7%

Adjusted EBITDA margins:(2)
Specialty hospitals	18.6%	16.7%	17.3%
Outpatient rehabilitation	13.1	12.2	11.8
Other(3):	N/M	N/M	N/M

Total company	14.7%	12.8%	13.8%

Total assets:
Specialty hospitals	$1,936,416	$2,162,726	$2,187,767
Outpatient rehabilitation	497,925	481,828	429,503
Other(3)	153,805	77,532	154,877

Total company	$2,588,146	$2,722,086	$2,772,147

Purchases of property and equipment, net:
Specialty hospitals	$46,452	$39,237	$30,464
Outpatient rehabilitation	9,940	9,449	12,135
Other(3)	1,485	3,075	3,417

Total company	$57,877	$51,761	$46,016

	Select Medical Corporation
	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011	% Change 2009- 2010	% Change 2010- 2011
	(In thousands)
Net operating revenues:
Specialty hospitals	$1,557,821	$1,702,165	$2,095,519	9.3%	23.1%
Outpatient rehabilitation	681,892	688,017	708,867	0.9	3.0
Other(3)	158	108	121	(31.6)	12.0

Total company	$2,239,871	$2,390,290	$2,804,507	6.7%	17.3%

Income (loss) from operations:
Specialty hospitals	$247,891	$239,442	$311,705	(3.4)%	30.2%
Outpatient rehabilitation	64,109	63,328	67,377	(1.2)	6.4
Other(3)	(76,162)	(66,633)	(68,363)	12.5	(2.6)

Total company	$235,838	$236,137	$310,719	0.1%	31.6%

Adjusted EBITDA:(2)
Specialty hospitals	$290,370	$284,558	$362,334	(2.0)%	27.3%
Outpatient rehabilitation	89,072	83,772	83,864	(6.0)	0.1
Other(3)	(49,215)	(61,251)	(60,237)	(24.5)	1.7

Total company	$330,227	$307,079	$385,961	(7.0)%	25.7%

Adjusted EBITDA margins:(2)
Specialty hospitals	18.6%	16.7%	17.3%
Outpatient rehabilitation	13.1	12.2	11.8
Other(3) :	N/M	N/M	N/M

Total company	14.7%	12.8%	13.8%

Total assets:
Specialty hospitals	$1,936,416	$2,162,726	$2,187,767
Outpatient rehabilitation	497,925	481,828	429,503
Other(3)	150,751	75,018	153,468

Total company	$2,585,092	$2,719,572	$2,770,738

Purchases of property and equipment, net:
Specialty hospitals	$46,452	$39,237	$30,464
Outpatient rehabilitation	9,940	9,449	12,135
Other(3)	1,485	3,075	3,417

Total company	$57,877	$51,761	$46,016

The following tables reconcile same hospitals information:

	Year Ended December 31,
	2009	2010
	(In thousands)
Net operating revenue
Specialty hospitals net operating revenue	$1,557,821	$1,702,165
Less: Specialty hospitals in development, acquired, opened or closed after 1/1/09	15,203	142,563

Specialty hospitals same store net operating revenue	$1,542,618	$1,559,602

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$290,370	$284,558
Less: Specialty hospitals in development, acquired, opened or closed after 1/1/09	(5,821)	(2,478)

Specialty hospitals same store Adjusted EBITDA(2)	$296,191	$287,036

All specialty hospitals Adjusted EBITDA margin(2)	18.6%	16.7%
Specialty hospitals same store Adjusted EBITDA margin(2)	19.2%	18.4%

	Year Ended December 31,
	2010	2011
	(In thousands)
Net operating revenue
Specialty hospitals net operating revenue	$1,702,165	$2,095,519
Less: Specialty hospitals in development, acquired, opened or closed after 1/1/10	121,863	364,179

Specialty hospitals same store net operating revenue	$1,580,302	$1,731,340

Adjusted EBITDA(2)
Specialty hospitals Adjusted EBITDA(2)	$284,558	$362,334
Less: Specialty hospitals in development, acquired, opened or closed after 1/1/10	(371)	49,649

Specialty hospitals same store Adjusted EBITDA(2)	$284,929	$312,685

All specialty hospitals Adjusted EBITDA margin(2)	16.7%	17.3%
Specialty hospitals same store Adjusted EBITDA margin(2)	18.0%	18.1%

N/M	— Not Meaningful.

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)

We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries, other income (expense) and long-term incentive compensation. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies. Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2009	2010	2011
Net income	$78,888	$82,364	$112,762
Income tax expense	37,516	41,628	70,968
Other expense (income)	632	(632)	—
Loss (gain) on early retirement of debt	(13,575)	—	31,018
Interest expense, net of interest income	132,377	112,337	98,894
Equity in (earnings) losses of unconsolidated subsidiaries	—	440	(2,923)
Long-term incentive compensation	18,261	—	—
Stock compensation expense:
Included in general and administrative	4,775	763	1,996
Included in cost of services	372	1,473	1,729
Depreciation and amortization	70,981	68,706	71,517

Adjusted EBITDA	$330,227	$307,079	$385,961

	Select Medical Corporation
	Year Ended December 31,
	2009	2010	2011
Net income	$102,050	$100,477	$131,363
Income tax expense	49,987	51,380	80,984
Other income	(3,204)	(632)	—
Loss (gain) on early retirement of debt	(12,446)	—	20,385
Interest expense, net of interest income	99,451	84,472	80,910
Equity in (earnings) losses of unconsolidated subsidiaries	—	440	(2,923)
Long-term incentive compensation	18,261	—	—
Stock compensation expense:
Included in general and administrative	4,775	763	1,996
Included in cost of services	372	1,473	1,729
Depreciation and amortization	70,981	68,706	71,517

Adjusted EBITDA	$330,227	$307,079	$385,961

(3)	Other includes our general and administrative services and non-healthcare services.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

In the following discussion, we address the results of operations of Select and Holdings. With the exception of incremental interest expense, other income (expense), loss on early retirement of debt and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations and non-controlling interest is identical for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 17.3% to $2,804.5 million for the year ended December 31, 2011 compared to $2,390.3 million for the year ended December 31, 2010.

Specialty Hospitals.    Our specialty hospital net operating revenues increased by 23.1% to $2,095.5 million for the year ended December 31, 2011 compared to $1,702.2 million for the year December 31, 2010. The Regency hospitals acquired on September 1, 2010 contributed $339.6 million of net operating revenues in 2011 and provided $245.7 million of the $393.4 million increase in net operating revenues for 2011. The remaining increase primarily resulted from an increase in patient volumes in our other specialty hospitals. Our patient days increased 18.9% to 1,330,890 days for 2011, which was principally related to the addition of the Regency hospitals. The Regency hospitals contributed a net increase in patient days of 146,065 days. Excluding the effect of the Regency hospitals, patient days would have increased 6.2% in 2011 over 2010 as a result of similar increases in both Medicare and non-Medicare volumes. The occupancy percentage increased to 71% for 2011 from 67% for 2010. Our average net revenue per patient day was $1,497 for 2011 compared to $1,474 for 2010. The increase in our net revenue per patient day was principally due to increases in our average Medicare net revenue per patient day.

Outpatient Rehabilitation.    Our outpatient rehabilitation net operating revenues increased 3.0% to $708.9 million for the year ended December 31, 2011 compared to $688.0 million for the year ended December 31, 2010. The net operating revenues generated by our outpatient rehabilitation clinics in 2011 grew approximately 2.3% compared to 2010. The increase was principally related to revenues we are generating from services provided to the Baylor JV. The number of patient visits in our owned outpatient rehabilitation clinics decreased 2.1% for 2011 to 4,470,061 visits compared to 4,567,153 visits for 2010. The decrease in visits, which also slowed our revenue growth, resulted primarily from the 18 clinics in the Dallas-Fort Worth metroplex that were contributed to the Baylor JV, which is accounted for as an unconsolidated joint venture. Net revenue per visit in our clinics increased 2.0% to $103 for 2011, compared to $101 for 2010. Our contract services business experienced an increase in net operating revenues of approximately 5.4% compared to 2010 which resulted from the addition of new contracts.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $336.9 million to $2,422.3 million for the year ended December 31, 2011 compared to $2,085.4 million for the year ended December 31, 2010. As a percentage of our net operating revenues, our operating expenses were 86.4% for the year ended December 31, 2011 compared to 87.2% for the year ended December 31, 2010. Our cost of services, a major component of which is labor expense, were $2,308.6 million for the year ended December 31, 2011 compared to $1,982.2 million for the year ended December 31, 2010. The principal cause of the increase in cost of services resulted from the addition of the Regency hospitals. Additionally facility rent expense, which is a component of cost of services, was $118.4 million for year ended December 31, 2011 compared to $118.3 million for the year ended December 31, 2010. General and administrative expenses were 2.2% of net operating revenue or $62.4 million for the year ended December 31, 2011 compared to 2.6% of net operating revenue or $62.1 million for the year ended December 31, 2010. In 2010, our general and administrative expenses included $9.0 million of non-recurring costs related to the transition and closing of the Regency corporate office and a $4.8 million charge due to an increase in employee healthcare costs. Additionally, in 2010 there was no incentive compensation paid to our executive officers. In 2011, our general and administrative expenses included increased legal expenses of approximately

$7.8, million primarily related to the Columbus qui tam matter, and increased compensation costs of approximately $8.1 million related to executive incentive compensation. These cost increases in 2011 were offset by gains of $5.4 million on the sale of assets. Our bad debt expense as a percentage of net operating revenues remained relatively stable at 1.8% for the year ended December 31, 2011 compared to 1.7% for the year ended December 31, 2010.

Adjusted EBITDA

Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals increased by 27.3% to $362.3 million for the year ended December 31, 2011 compared to $284.6 million for the year ended December 31, 2010. Our Adjusted EBITDA margins increased to 17.3% for the year ended December 31, 2011 from 16.7% for the year ended December 31, 2010. For the year ended December 31, 2011, the Regency hospitals acquired on September 1, 2010 contributed $45.9 million of the $77.8 million increase in specialty hospital Adjusted EBITDA for 2011. Excluding the effect of the Regency hospitals in both periods, the Adjusted EBITDA margin would have been 18.0% and 17.7% for 2011 and 2010, respectively. In addition to the contribution from the Regency hospitals, the increase in the Adjusted EBITDA for the remainder of our specialty hospitals was primarily the result of an increase in patient volumes and an increase in our Medicare net revenue per patient day described above under “Net Operating Revenues — Specialty Hospitals.”

Outpatient Rehabilitation.    Adjusted EBITDA for our outpatient rehabilitation segment was $83.9 million for the year ended December 31, 2011 compared to $83.8 million for the year ended December 31, 2010. Our Adjusted EBITDA margins decreased to 11.8% for the year ended December 31, 2011 from 12.2% for the year ended December 31, 2010. The principal reason for the decrease in the Adjusted EBITDA margin for the segment was related to our contract services business. We experienced a decline in the Adjusted EBITDA and Adjusted EBITDA margin of our contract services business that resulted from (1) the loss of a significant contract during the second quarter of 2010 that had generated higher Adjusted EBITDA margins and (2) higher labor costs for the treatment models required by RUGS IV/MDS 3.0 rules that became effective on October 1, 2010. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $6.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Additionally, our Adjusted EBITDA margins for our outpatient rehabilitation clinics grew to 13.0% for the year ended December 31, 2011 from 12.1% for the year ended December 31, 2010. The increase in our Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation clinics was principally due to an improvement in the performance in the clinics acquired in 2007 from HealthSouth Corporation and the increase in our net revenue per visit.

Other.    The Adjusted EBITDA loss was $60.2 million for the year ended December 31, 2011 compared to an Adjusted EBITDA loss of $61.3 million for the year ended December 31, 2010 and is primarily related to our general and administrative expenses, as described under “Operating Expenses.”

Income from Operations

For the year ended December 31, 2011 we had income from operations of $310.7 million compared to $236.1 million for the year ended December 31, 2010. The increase in income from operations resulted primarily from the Regency hospitals acquired on September 1, 2010 which contributed $41.3 million of the $74.6 million increase in income from operations for the year ended December 31, 2011, and improved operating performance at our other specialty hospitals.

Loss on Early Retirement of Debt

Select Medical Corporation.    On June 1, 2011, we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving loan facility. A portion of the proceeds from the new senior secured credit facilities was used to repay $266.5 million of Select’s 7 5/8% senior subordinated notes. We recognized a loss on early retirement of debt of $20.4 million for the year ended December 31, 2011 which included the write-off of unamortized deferred financing costs and tender premiums.

Select Medical Holdings Corporation.    On June 1, 2011, we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving loan facility. A portion of the proceeds from the new senior secured credit facilities was used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes. We recognized a loss on early retirement of debt of $31.0 million for the year ended December 31, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

Interest Expense

Select Medical Corporation.    Interest expense was $81.2 million for the year ended December 31, 2011 compared to $84.5 million for the year ended December 31, 2010. The decrease in interest expense resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates, which was offset in part by the refinancing of $150.0 million of Holdings’ debt, for which Select was not previously obligated through indebtedness incurred by Select under the new senior secured credit facility on June 1, 2011.

Select Medical Holdings Corporation.    Interest expense was $99.2 million for the year ended December 31, 2011 compared to $112.3 million for the year ended December 31, 2010. The decrease in interest expense resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates and lower interest rates on the portions of the debt that were refinanced on June 1, 2011.

Income Taxes

Select Medical Corporation.    We recorded income tax expense of $81.0 million for the year ended December 31, 2011. The expense represented an effective tax rate of 38.1%. We recorded income tax expense of $51.4 million for the year ended December 31, 2010. The expense represented an effective tax rate of 33.8%. Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company. The analysis in the following paragraph discusses the change in our consolidated tax rate.

Select Medical Holdings Corporation.    We recorded income tax expense of $71.0 million for the year ended December 31, 2011. The expense represented an effective tax rate of 38.6%. We recorded income tax expense of $41.6 million for the year ended December 31, 2010. The expense represented an effective tax rate of 33.6%. Although our effective tax rate for the year ended December 31, 2011 approximates our statutory tax rate, the rate was affected by two significant items that offset each other in the effective rate. We experienced an increase in our effective tax rate from a difference between the tax accounting basis and the financial accounting basis associated with a hospital exchange that occurred in early 2011 and an increase in our reserves for uncertain tax positions resulting from the settlement costs associated with the Columbus matter. These increases were offset by a release in reserves for uncertain tax positions associated with the tax basis of an acquisition we consummated in 1999. During 2011, additional information was discovered that further supported the tax basis of entities acquired through this acquisition and resulted in a change in the estimates related to this tax uncertainty. Our low effective tax rate for the year ended December 31, 2010 is below the statutory rate due to the reversal of certain valuation allowances that had been provided on losses in previous years. A substantial portion of this reversal in our valuation allowance relates to our ability to utilize a Federal capital loss generated in 2007 to offset a taxable capital gain on a recently completed transaction.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $4.9 million for the year ended December 31, 2011 and $4.7 million for the year ended December 31, 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Operating Revenues

Our net operating revenues increased by 6.7% to $2,390.3 million for the year ended December 31, 2010 compared to $2,239.9 million for the year ended December 31, 2009.

Specialty Hospitals.    Our specialty hospital net operating revenues increased by 9.3% to $1,702.2 million for the year ended December 31, 2010 compared to $1,557.8 million for the year December 31, 2009. The Regency hospitals acquired on September 1, 2010 contributed $93.8 million of the net operating revenue increase and the hospitals we acquired in 2008 contributed an additional $3.2 million of the increased net operating revenues. Our hospitals opened in 2009 provided an additional $4.9 million of the increase. These increases were offset partially by the loss of revenues from closed and sold hospitals, which accounted for $4.6 million of the difference in net operating revenues between the year ended December 31, 2009 and December 31, 2010. Additionally, net operating revenues for the specialty hospitals opened as of January 1, 2009 and operated by us throughout both periods increased by $17.0 million to $1,559.6 million for the year ended December 31, 2010, compared to $1,542.6 million for the year ended December 31, 2009. Our patient days for these same store hospitals increased 2.0% and was attributable to an increase in both our Medicare and Non-Medicare patient days. The occupancy percentage in our same store hospitals was 68% for both the year ended December 31, 2010 and December 31, 2009. Our average net revenue per patient day in our same store hospitals decreased 0.9% to $1,484 for the year ended December 31, 2010 from $1,497 for the year ended December 31, 2009. This decline in net revenue per patient day resulted from a decline in our Medicare net revenue per patient day associated with the June 3, 2009 interim final rule in which CMS adopted a new table of MS-LTC-DRG relative weights that had the effect of reducing reimbursement for Medicare cases. Additionally we experienced further reductions in the standard federal rate per case as mandated by the PPACA of 0.25% effective April 1, 2010 and 0.5% effective October 1, 2010. These reductions in Medicare payments were partially offset by the annual payment update that became effective October 1, 2009. During 2009 we also realized additional reimbursement on our outlier cases because higher costs incurred at the free-standing hospitals we developed and opened during 2007 and 2008 had the effect of increasing our net revenue per patient day for 2009.

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

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $152.3 million to $2,085.4 million for the year ended December 31, 2010 compared to $1,933.1 million for the year ended December 31, 2009. As a percentage of our net operating revenues, our operating expenses were 87.2% for the year ended December 31, 2010 compared to 86.3% for the year ended December 31, 2009. Our cost of services, a major component of which is labor expense, were $1,982.2 million for the year ended December 31, 2010 compared to $1,819.8 million for the year ended December 31, 2009. The principal cause of this increase was increased costs associated with the hospital operations acquired in 2009 and 2010 and higher costs in our same store hospitals. Our labor costs in these same store hospitals in 2010 were 73 basis points higher and our other operating costs which are included in costs of services were 22 basis points higher. Our labor costs were primarily higher due to increased patient care hours that resulted from a higher acuity patient population. Additionally, the labor costs in 2010 included a $4.0 million charge due to an increase in our workers compensation program costs incurred during the three months ended September 30, 2010. The increase in our non-labor operating costs which are of services, was caused by increasing onsite physician services at certain hospitals, increased equipment leasing costs and increased purchases of minor equipment and supplies. Additionally our facility rent expense, which is a component of these non-labor operating costs, was $118.3 million for the year ended December 31, 2010 compared to $117.1 million for the year ended December 31, 2009. General and administrative expenses were $62.1 million for the year ended December 31, 2010 compared to $72.4 million for the year ended December 31, 2009. The change is related to a number of factors. In 2009 our general and administrative expenses were significantly higher because we incurred non-recurring charges related to an $18.3 million payment under the Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock that vested in connection with our initial public offering of common stock. In 2010, our general and administrative expenses included 9.0 million of non-recurring costs related to the transition and closing of the Regency corporate office. Additionally in 2010, we incurred a $4.8 million charge due to an increase in employee healthcare costs and experienced increases in costs including additional corporate administrative costs to support the Regency hospitals. These 2010 increases were offset by a reduction in incentive compensation for executive officers of $7.0 million for 2010 compared to 2009. Our bad debt expense as a percentage of net operating revenue declined slightly to 1.7% for the year ended December 31, 2010 compared to 1.8% for the year ended December 31, 2009.

Adjusted EBITDA

Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals decreased by 2.0% to $284.6 million for the year ended December 31, 2010 compared to $290.4 million for the year ended December 31, 2009. Our Adjusted EBITDA margins decreased to 16.7% for the year ended December 31, 2010 from 18.6% for the year ended December 31, 2009. The hospitals opened as of January 1, 2009 and operated by us throughout both periods had Adjusted EBITDA of $287.0 million for the year ended December 31, 2010, a decrease of $9.2 million or 3.1% over the Adjusted EBITDA of $296.2 million for these hospitals for the year ended December 31, 2009. Our Adjusted EBITDA margin in these same store hospitals decreased to 18.4% for the year ended December 31, 2010 from 19.2% for the year ended December 31, 2009. The principal reason for the decline in our Adjusted EBITDA and Adjusted EBITDA margin for these same store hospitals was a decline in our net revenue per patient day due to a decline in payment rates and higher relative costs of services as a percentage of net operating revenues. These changes were described above under “Net Operating Revenues — Specialty Hospitals” and “Operating Expenses.” We experienced a slight reduction in the bad debt expense in these hospitals which had the effect of increasing our Adjusted EBITDA and Adjusted EBITDA margin. The hospitals acquired in 2009 and 2010 had Adjusted EBITDA of $1.3 million for 2010 compared to Adjusted EBITDA losses of $0.5 million in 2009. Our hospitals opened during 2009 and 2010 incurred Adjusted EBITDA losses of $3.3 million in 2010 compared to $1.2 million in 2009. Our closed and sold hospitals had Adjusted EBITDA losses of $0.5 million in 2010 compared to $4.1 million in 2009.

Outpatient Rehabilitation.    Adjusted EBITDA for our outpatient rehabilitation segment was $83.8 million for the year ended December 31, 2010 compared to $89.1 million for the year ended December 31, 2009. Our Adjusted EBITDA margins decreased to 12.2% for the year ended December 31, 2010 from 13.1% for the year ended December 31, 2009. The decrease in Adjusted EBITDA and Adjusted EBITDA margin was primarily the result of a decline in the performance of our contract services business. This decline was due to the loss of a significant group of locations where our contract was cancelled when our customer sold its business. This was a long-term mature contract that had historically generated higher Adjusted EBITDA and Adjusted EBITDA margins than our typical contracts. Additionally, our contract services group has secured new contracts to replace the lost business, although these new contracts have generated lower Adjusted EBITDA and Adjusted EBITDA margins during their start-up period. We also experienced higher labor costs in our contract services business during the fourth quarter of 2010 as we adjusted our treatment models to adapt to RUGS IV / MDS 3.0 rules that became effective on October 1, 2010.

Other.    The Adjusted EBITDA loss was $61.3 million for the year ended December 31, 2010 compared to an Adjusted EBITDA loss of $49.2 million for the year ended December 31, 2009 and is primarily related to our general and administrative expenses. This increased loss is related to general and administrative expenses described above under “Operating Expenses” and was principally related to $9.0 million of additional costs we incurred associated with the transition and closing of the Regency corporate office. The remainder of the increase is due to increases in our costs including additional corporate administrative costs to support the Regency hospitals. The non-recurring charges incurred in 2009, $18.3 million payment under the Long Term Cash Incentive Plan and $3.7 million in stock compensation expense related to the grant of restricted stock, are excluded from the computation of Adjusted EBITDA.

Income from Operations

For the year ended December 31, 2010 we experienced income from operations of $236.1 million compared to $235.8 million for the year ended December 31, 2009. The small increase in our income from operations is principally related to a reduction in our general and administrative expenses described above offset in part by a decline in profitability of our specially hospitals opened as of January 1, 2009 and operated throughout both periods.

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

Liquidity and Capital Resources

Years ended December 31, 2009, 2010, and 2011

	Select Medical Holdings Corporation			Select Medical Corporation
	Year Ended December 31,			Year Ended December 31,
	2009	2010	2011	2009	2010	2011
	(In thousands)			(In thousands)
Cash flows provided by operating activities	$165,639	$144,537	$217,128	$198,478	$170,064	$240,053
Cash flows used in investing activities	(77,917)	(216,998)	(54,735)	(77,917)	(216,998)	(54,735)
Cash flows used in financing activities	(68,302)	(6,854)	(154,715)	(101,141)	(32,381)	(177,640)

Net increase (decrease) in cash and cash equivalents	19,420	(79,315)	7,678	19,420	(79,315)	7,678
Cash and cash equivalents at beginning of period	64,260	83,680	4,365	64,260	83,680	4,365

Cash and cash equivalents at end of period	$83,680	$4,365	$12,043	$83,680	$4,365	$12,043

Operating activities for Select provided $240.1 million for the year ended December 31, 2011. The increase in cash flow provided by operating activities for the year ended December 31, 2011 is principally related to the increase in our income from operations. Additionally, we were able to offset the cash impact of an increase in our tax expense through an one-time deferral of income effectuated through a tax accounting change related to how we recognize our specialty hospital Medicare revenues for tax reporting purposes. This tax accounting change had the effect of deferring $16.5 million of tax liability in 2011. Our days sales outstanding were 53 days at December 31, 2011 compared to 51 days at December 31, 2010. The increase is principally related to the timing and settlement of our Medicare accounts for services provided at our specialty hospitals.

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

Operating activities for Select provided $198.5 million for the year ended December 31, 2009. The cash flow from operating activities is principally related to our net income and a decline in our accounts receivable during the year ended December 31, 2009. Our days sales outstanding were 49 days at December 31, 2009 compared to 53 days at December 31, 2008. The reduction in days sales outstanding between December 31, 2008 and December 31, 2009 is primarily related to a reduction in our non-governmental accounts receivable that resulted from improved collections activities in our business offices.

The operating cash flow of Select exceeds the operating cash flow of Holdings by $22.9 million, $25.5 million and $32.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The difference relates to interest payments on Holdings’ indebtedness.

Investing activities used $54.7 million, $217.0 million and $77.9 million of cash flow for the years ended December 31, 2011, 2010, and 2009, respectively. Of this amount, we incurred acquisition related payments of $0.9 million, $165.8 million and $21.4 million, respectively in 2011, 2010 and 2009. The acquisition payments in 2010 related principally to the acquisition of Regency which was $165.6 million. The acquisition payments for 2011 and 2009 relate primarily to small acquisitions of outpatient businesses and specialty hospitals. Investing activities also used cash for the purchases of property and equipment of $46.0 million, $51.8 million and $57.9 million in 2011, 2010, and 2009, respectively. We sold business units and real property which generated $7.9 million, $0.6 million and $1.3 million in cash during the years ended December 31, 2011, 2010 and 2009, respectively. Investment in businesses relates to equity investments in unconsolidated businesses and the $15.7 million of investments for the year ended December 31, 2011 related primarily to the purchase of the Baylor JV partnership units and working capital advances.

Financing activities for Select used $177.6 million of cash flow for the year ended December 31, 2011. The primary use of cash related to dividends paid to Holdings of $245.7 million to fund interest payments, repurchase of common stock and the repurchase of all $150.0 million principal amount of Holdings 10% senior subordinated notes, $18.6 million of debt issuance costs, repayment of bank overdrafts of $2.2 million and $4.6 million in distributions to non-controlling interests offset by net borrowings of debt of $93.2 million.

Financing activities for Select used $32.4 million of cash flow for the year ended December 31, 2010. The primary usage of cash was related to dividends paid to Holdings of $69.7 million to fund interest payments and stock repurchases and was offset by a net borrowing under our revolving senior secured credit facility.

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

The difference in cash flows used in financing activities of Holdings compared to Select of $22.9 million, $25.5 million and $32.8 million for the years ended December 31, 2011, 2010 and 2009, respectively, relates to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its indebtedness.

Capital Resources

Select Medical Corporation.    Select had net working capital of $97.3 million at December 31, 2011 compared to a net working capital deficit of $73.5 million at December 31, 2010. The increase in net working capital is primarily due to a decrease in our current portion of long-term debt resulting from our debt refinancing on June 1, 2011 and an increase in our accounts receivable.

Select Medical Holdings Corporation.    Holdings had net working capital of $99.5 million at December 31, 2011 compared to a net working capital deficit of $70.2 million at December 31, 2010. The increase in net working capital is primarily due to a decrease resulting from our debt refinancing on June 1, 2011 and an increase in our accounts receivable.

On June 1, 2011, Select entered into a new senior secured credit agreement that provides for $1.15 billion in senior secured credit facilities comprised of an $850.0 million, seven-year term loan facility and a $300.0 million, five-year revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans. Borrowings under the Senior Secured Credit Facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries and will be guaranteed by Select’s future domestic subsidiaries and secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries and up to 65% of the capital stock of Select’s foreign subsidiaries, if any.

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

The applicable margin percentage for revolving loans is currently (1) 2.50% for alternate base rate loans and (2) 3.50% for adjusted LIBOR loans.

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

The senior secured credit facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA, as defined in the credit agreement), which is tested quarterly, and prohibits Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). As of December 31, 2011, Select was required to maintain its leverage ratio at less than 5.75 to 1.00, and Select’s leverage ratio was 3.24 to 1.00 as of December 31, 2011. Failure to comply with these covenants would result in an event of default under the senior secured credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the revolving credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facilities.

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

Select used borrowings under the senior secured credit facilities to refinance all of its outstanding indebtedness under its existing credit facilities, to repurchase $266.5 million aggregate principal amount of its 7 5/8% senior subordinated notes due 2015 and to repay all of Holdings’ 10% senior subordinated notes due 2015.

As of December 31, 2011, we had $227.2 million of availability under our revolving credit facility (after giving effect to $32.8 million of outstanding letters of credit).

Our initial public offering of common stock triggered the mandatory prepayment obligation under our prior senior secured credit facility in the amount of 50% of the net proceeds we received in the offering. On October 5, 2009 we repaid to the lenders under the prior senior secured credit facility $139.4 million. On October 16, 2009, we made an additional $12.1 million voluntary prepayment with a portion of the initial public offering proceeds. On October 28, 2009, the underwriters purchased an additional 3,602,700 shares pursuant to their over-allotment option. We received $33.9 million of net proceeds from the exercise of the over-allotment option. On November 3, 2009 we repaid $16.9 million of debt under our prior senior secured credit facility.

On February 24, 2005, EGL Acquisition Corp. issued and sold $660.0 million in aggregate principal amount of 7 5/ 8% senior subordinated notes due 2015, which Select assumed in connection with the Merger. The net proceeds of the offering were used to finance a portion of the funds needed to consummate the Merger with EGL Acquisition Corp. The notes were issued under an indenture between EGL Acquisition Corp. and U.S. Bank Trust National Association, as trustee. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of Select’s wholly-owned subsidiaries, subject to certain exceptions. On or after February 1, 2010, the notes may be redeemed at Select’s option, in whole or in part, at redemption prices that decline annually to 100% on and after February 1, 2013, plus accrued and unpaid interest. Upon a change of control of Holdings, each holder of notes may require us to repurchase all or any portion of the holder’s notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest to the date of purchase. During 2008, we repurchased and retired notes having a carrying value of $2.0 million.

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

Holdings has authorized a program to repurchase up to $250.0 million worth of shares of our common stock. The program will remain in effect until March 31, 2013, unless extended by the board of directors. Through December 31, 2011, Holdings has repurchased 16,764,607 shares at a cost of $116.9 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.

We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance operations over the next twelve months.

As a result of the SCHIP Extension Act as amended by the PPACA, which prohibits the establishment and classification of new LTCHs or satellites during the five calendar years commencing on December 29, 2007, we have stopped all new LTCH development. However, we continue to evaluate opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

Commitments and Contingencies

The following tables summarize contractual obligations at December 31, 2011, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Reserves for uncertain tax positions of $17.0 million have been excluded from the tables below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Select Medical Holdings Corporation:

Contractual Obligations	Total	2012	2013- 2015		2016-2017	After 2017
	(in thousands)
7 5/8% senior subordinated notes	$345,000	$ —	$345,000		$ —	$ —
Senior secured credit facility(1)	877,974	7,259	21,843	(2)	54,616	794,256
Senior floating rate notes	167,300	—	167,300		—	—
Other debt obligations	6,524	3,589	1,445		90	1,400

Total debt	1,396,798	10,848	535,588		54,706	795,656
Interest(3)	416,769	84,968	224,155		89,273	18,373
Letters of credit outstanding	32,765	84	—		32,681	—
Purchase obligations	2,933	2,555	378		—	—
Construction contracts	3,003	3,003	—		—	—
Naming, promotional and sponsorship agreement	45,782	2,805	8,812		6,221	27,944
Operating leases	692,823	116,734	217,700		66,847	291,542
Related party operating leases	38,147	3,455	9,839		6,339	18,514

Total contractual cash obligations	$2,629,020	$224,452	$996,472		$256,067	$1,152,029

Select Medical Corporation:

Contractual Obligations	Total	2012	2013-2015		2016-2017	After 2017
	(in thousands)
7 5/8% senior subordinated notes	$345,000	$ —	$345,000		$ —	$ —
Senior secured credit facility(1)	877,974	7,259	21,843	(2)	54,616	794,256
Other debt obligations	6,524	3,589	1,445		90	1,400

Total debt	1,229,498	10,848	368,288		54,706	795,656
Interest(3)	378,153	74,551	195,956		89,273	18,373
Letters of credit outstanding	32,765	84	—		32,681	—
Purchase obligations	2,933	2,555	378		—	—
Construction contracts	3,003	3,003	—		—	—
Naming, promotional and sponsorship agreement	45,782	2,805	8,812		6,221	27,944
Operating leases	692,823	116,734	217,700		66,847	291,542
Related party operating leases	38,147	3,455	9,839		6,339	18,514

Total contractual cash obligations	$2,423,104	$214,035	$800,973		$256,067	$1,152,029

(1)	Reflects the balance sheet liability of the senior secured credit facility calculated in accordance with GAAP. The balance sheet liability so reflected is less than the $850.0 million aggregate principal amount of term loan that was issued with an original issue discount. The remaining unamortized original issue discount on the term loan was $7.8 million at December 31, 2011. Interest on the senior secured credit facility accrued on the full principal amount thereof and Holdings will be obligated to repay the full principal thereof at maturity or upon any mandatory or voluntary prepayment thereof.

(2)

The balance of the term loan will be payable on June 1, 2018, unless more than $60.0 million in aggregate principal amount of Select’s 7  5/8% senior subordinated notes due 2015 are outstanding on November 3, 2014, the 90th day prior to the maturity date of the 7  5/8% senior subordinated notes due 2015, in which case the term loan will be payable on November 3, 2014. Similarly, the revolving credit facility will be payable on June 1, 2016, unless more than $60.0 million in aggregate principal amount of Select’s 7  5/8% senior subordinated notes due 2015 are outstanding on November 3, 2014, in which case the maturity date for the revolving credit facility will be November 3, 2014.

(3)

The interest obligation for the senior secured credit facility was calculated using the average interest rate at December 31, 2011 of 5.5%. The interest obligation was calculated using the stated interest rate for the 7 5/8% senior subordinated notes, 6.2% for the senior floating rate notes and 6.0% for the other debt obligations.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, or “FASB,” issued Accounting Standards Update, or “ASU,” 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 generally represents clarification of Topic 820, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed.

Update 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. We do not expect the adoption of Update 2011-04 to have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income, or “OCI,” to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The adoption of Update 2011-05 will cause us to change our presentation of other comprehensive income on our consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-15” (“Update 2011-12”). Update 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This requirement is indefinitely deferred by Update 2011-12 and will be further deliberated by the FASB at a future date. Update 2011-12 will have no effect on our adoption of ASU 2011-05 discussed above.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“Update 2011-07”). Update 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. Update 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. We evaluated Update 2011-07 and concluded that we do not recognize significant amounts of patient service revenue at the time services are rendered that are not subject to an assessment as to the patient’s ability to pay. Consequently, we are not required to change our presentation and disclosure as described in Update 2011-7.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“Update 2011-08”). Update 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under Update 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Update 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. Update 2011-08 will be effective for goodwill impairment test performed for fiscal years beginning after December 15, 2011. Update 2011-08 does not change the accounting or measurement of impairments. This update does not have an effect on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are subject to interest rate risk in connection with our long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of December 31, 2011, Select had $885.8 million in term and revolving loans outstanding under its senior secured credit facility, excluding the unamortized debt discount of $7.8 million, and Holdings had $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth of a point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.3 million annual change in interest expense. However, because the variable interest rate for our $845.8 million in term loans is subject to an Adjusted LIBO Rate floor of 1.75% until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.50% as long as LIBOR remains under 1.75%.

Item 8.	Financial Statements and Supplementary Data.

See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2011 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2011. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework,” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2011, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance — Committees of the Board of Directors,” “Election of Directors — Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for use in connection with the 2012 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2011. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

Equity Compensation Plan Information

Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	2,700,347	$8.16	0
Select Medical Holdings Corporation 2011 Equity Incentive Plan	30,000	$8.38	2,495,300
Director equity incentive plan	63,000	$7.62	12,000

Item 13.	Certain Relationships, Related Transactions and Director Independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1)	Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

2)	Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts appearing on page F-52 of this report.

3)	The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description

2.1	Purchase and Sale Agreement by and among Regency Hospital Company, L.L.C., the Sellers named therein, the Representative named therein, Intensiva Healthcare Corporation and Select Medical Corporation, dated June 18, 2010, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on June 23, 2010 (Reg. Nos. 001-34465 and 001-31441).

2.2	Amendment No. 1 to Purchase and Sale Agreement by and among Regency Hospital Company, L.L.C., Waud Capital Partners, L.L.C. and Intensiva Healthcare Corporation, dated September 1, 2010, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 7, 2010 (Reg. Nos. 001-34465 and 001-31441).

3.1	Amended and Restated Certificate of Incorporation of Select Medical Corporation, incorporated by reference to Exhibit 3.1 of Select Medical Corporation’s Form S-4 filed June 15, 2005 (Reg. no. 001-31441).

3.2	Form of Restated Certificate of Incorporation of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.3 of Select Medical Holdings Corporation’s Form S-1/A filed September 21, 2009 (Reg No. 333-152514).

3.3	Amended and Restated Bylaws of Select Medical Corporation, as amended, incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

3.4	Amended and Restated Bylaws of Select Medical Holdings Corporation, as amended, incorporated by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

4.1	Registration Rights Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners IV, L.P., each of the entities and individuals listed on Schedule I thereto and each of the other entities and individuals from time to time listed on Schedule II thereto, incorporated by reference to Exhibit 10.77 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).

10.1	Credit Agreement, dated as of June 1, 2011, among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Bank USA, as Co-Syndication Agents and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, LLC, as Co-Documentation Agents and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on June 2, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.2	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.3	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.4	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of Select Medical Corporation’s Registration Statement on Form S-1 March 30, 2001 (Reg. No. 333-48856).

Number	Description

10.5	Amendment No. 3 to Employment Agreement, dated as of April 24, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).

10.6	Amendment No. 4 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

10.7	Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.10 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.8	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.9	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.10	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).

10.11	Amendment No. 3 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

10.12	Amendment No. 4 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 99.3 of Select Medical Corporation’s Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).

10.13	Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.14	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.15	Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.16	Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).

10.17	Amendment No. 3 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 99.2 of Select Medical Corporation’s Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).

10.18	Amendment No. 4 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.21 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

Number	Description

10.19	Amendment No. 5 to Employment Agreement, dated as of April 27, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.46 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.20	Amendment No. 6 to Employment Agreement, dated as of February 13, 2008, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.27 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).

10.21	Amendment No. 1 to Restricted Stock Award Agreement, dated as of February 13, 2008, between Select Medical Holdings Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.29 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).

10.22	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.23	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).

10.24	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.25	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

10.26	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

10.27	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.35 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.28	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.29	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).

10.30	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.39 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.31	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

10.32	Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

Number	Description

10.33	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.42 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.34	Form of Unit Award Agreement, incorporated by reference to Exhibit 10.54 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).

10.35	Office Lease Agreement, dated as of May 18, 1999, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.24 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.36	First Addendum to Lease Agreement, dated as of June 1999, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.25 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.37	Second Addendum to Lease Agreement, dated as of February 1, 2000, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.26 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.38	Third Addendum to Lease Agreement, dated as of May 17, 2001, between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.52 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).

10.39	Fourth Addendum to Lease Agreement, dated as of September 1, 2001, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.54 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

10.40	Fifth Addendum to Lease Agreement, dated as of February 19, 2004, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.59 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.41	Sixth Addendum to Lease Agreement, dated as of April 25, 2008, by and between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.63 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).

10.42	Office Lease Agreement, dated as of June 17, 1999, between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation’s Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.43	First Addendum to Lease Agreement, dated as of April 25, 2008, between Old Gettysburg Associates III and Select Medical Corporation, incorporated by reference to Exhibit 10.65 of Select Medical Holdings Corporation’s Form S-1 filed July 24, 2008 (Reg. No. 333-152514).

10.44	Office Lease Agreement, dated as of May 15, 2001, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.53 of Select Medical Corporation’s Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).

10.45	First Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.2 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).

10.46	Second Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).

Number	Description

10.47	Third Addendum to Lease Agreement, dated as of February 26, 2002, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (Reg. No. 000-32499).

10.48	Fourth Addendum to Lease Agreement, dated as of October 1, 2008, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.70 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).

10.49	Fifth Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.71 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.50	Office Lease Agreement, dated as of October 29, 2003, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.74 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Reg. No. 001-31441).

10.51	First Addendum to Lease Agreement, dated November 1, 2008, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.72 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).

10.52	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.74 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.53	Office Lease Agreement, dated as of October 29, 2003, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.75 of Select Medical Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Reg. No. 001-31441).

10.54	First Addendum to Lease Agreement, dated October 1, 2008, by and between Select Medical Corporation and Old Gettysburg Associates II, LP, incorporated by reference to Exhibit 10.74 of Select Medical Holdings Corporation’s Form S-1/A filed November 25, 2008 (Reg. No. 333-152514).

10.55	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Select Medical Corporation and Old Gettysburg Associates II, LP, incorporated by reference to Exhibit 10.77 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.56	Office Lease Agreement, dated as of March 19, 2004, by and between Select Medical Corporation and Old Gettysburg Associates II, incorporated by reference to Exhibit 10.3 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (Reg. No. 001-31441).

10.57	Office Lease Agreement, dated as of March 19, 2004, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.4 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 (Reg. No. 001-31441).

10.58	First Addendum to Lease Agreement, dated March 6, 2009, by and between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated by reference to Exhibit 10.80 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.59	Second Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II, LP and Select Medical Corporation, incorporated by reference to Exhibit 10.81 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

Number	Description

10.60	Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).

10.61	Office Lease Agreement, dated August 10, 2005, among Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Current Report on Form 8-K filed August 16, 2005 (Reg. No. 001-31441).

10.62	First Addendum to Lease Agreement, dated April 13, 2009, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.84 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.63	Office Lease Agreement, dated October 5, 2006, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.76 of Select Medical Holdings Corporation’s Form S-1 filed July 25, 2008 (Reg. No. 333-152514).

10.64	First Addendum to Lease Agreement, dated February 23, 2012, by and between Old Gettysburg Associates and Select Medical Corporation.

10.65	Naming, Promotional and Sponsorship Agreement, dated as of October 1, 1997, between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of Select Medical Corporation’s Registration Statement on Form S-1 filed December 7, 2000 (Reg. No. 333-48856).

10.66	First Amendment to Naming, Promotional and Sponsorship Agreement, dated as of January 1, 2004, between Select Medical Corporation and Philadelphia Eagles, LLC, incorporated by reference to Exhibit 10.63 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.67	Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.88 of Select Medical Holdings Corporation’s Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).

10.68	Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated by reference to Exhibit A to Select Medical Holdings Corporation’s Definitive Proxy Statement on Schedule 14A filed on March 25, 2011 (Reg. No. 333-174393).

10.69	Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, as amended and restated, incorporated by reference to Exhibit 10.89 of Select Medical Holdings Corporation’s Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).

10.70	Amendment No. 6 to Employment Agreement between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.95 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.71	Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.72	Amendment No. 7 to Employment Agreement between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.97 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.73	Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

Number	Description

10.74	Third Amendment to Change of Control Agreement between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.101 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.75	Third Amendment to Change of Control Agreement between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.102 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.76	Third Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.103 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.77	Indenture governing 7 5/8% Senior Subordinated Notes due 2015 among Select Medical Corporation, the Guarantors named therein and U.S. Bank Trust National Association, dated February 24, 2005, incorporated by reference to Exhibit 4.4 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.78	Form of 7 5/8% Senior Subordinated Notes due 2015 (included in Exhibit 4.4), incorporated by reference to Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.79	Exchange and Registration Rights Agreement, dated as of February 24, 2005, by and among Select Medical Corporation, the Guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, CIBC World Markets Corp. and PNC Capital Markets, Inc., incorporated by reference to Exhibit 4.6 of Select Medical Corporation’s Form S-4 filed June 16, 2005 (Reg. No. 333-125846).

10.80	Registration Rights Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation, WCAS Capital Partners IV, L.P., Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio, Martin J. Ortenzio, Martin J. Ortenzio Descendants Trust and Ortenzio Family Foundation, incorporated by reference to Exhibit 10.78 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).

10.81	Indenture governing Senior Floating Rate Notes due 2015 among Select Medical Holdings Corporation and U.S. Bank Trust National Association, dated September 29, 2005, incorporated by reference to Exhibit 4.7 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).

10.82	Form of Senior Floating Rate Notes due 2015 (included in Exhibit 4.7), incorporated by reference to Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).

10.83	Exchange and Registration Rights Agreement, dated as of September 29, 2005, by and among Select Medical Holdings Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 4.9 of Select Medical Holdings Corporation’s Form S-4 filed April 13, 2006 (Reg. No. 333-133284).

10.84	Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.119 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 17, 2010 ( Reg. Nos. 001-34465 and 001-31441).

10.85	Assignment and Assumption and Amendment No. 4, dated June 7, 2010, to Credit Agreement dated as of February 24, 2005, as amended, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporation and CIBC Inc. as Co-Documentation Agents, and the Lenders named therein, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on August 12, 2010 (Reg Nos. 001-34465 and 001-31441).

Number	Description

10.86	Amendment No. 4-A, dated June 7, 2010, to Credit Agreement dated as of February 24, 2005, as amended, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, Wachovia Bank, National Association as Syndication Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporation and CIBC Inc. as Co-Documentation Agents, and the Lenders named therein, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on August 12, 2010 (Reg Nos. 001-34465 and 001-31441).

10.87	Second Addendum to Lease Agreement, dated August 1, 2010, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

10.88	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Bryan C. Cressey, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

10.89	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James E. Dalton, Jr., incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

10.90	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James S. Ely, III, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

10.91	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and William H. Frist, M.D., incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

10.92	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Leopold Swergold, incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

10.93	Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.94	Restricted Stock Award Agreement, dated September 13, 2010, by and between Select Medical Holdings Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.95	Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).

10.96	Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.97	Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.98	Amendment No. 8 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Patricia A. Rice, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.99	Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.100	Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.101	Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.102	Amendment No. 9 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Patricia A. Rice, incorporated herein by reference to Exhibit 10.114 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.103	Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Scott A. Romberger, incorporated herein by reference to Exhibit 10.115 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.104	Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and James J. Talalai, incorporated herein by reference to Exhibit 10.116 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.105	Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.106	Restrictive Covenants Agreement Letter, dated December 15, 2011, by and between Select Medical Corporation and James J. Talalai.

10.107	Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2011 Equity Incentive Plan.

12	Statement of Ratio of Earnings to Fixed Charges.

21.1	Subsidiaries of Select Medical Holdings Corporation.

23	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Number	Description

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL HOLDINGS CORPORATION

SELECT MEDICAL CORPORATION

By:	/s/ Michael E. Tarvin
Michael E. Tarvin
(Executive Vice President, General Counsel and Secretary)

Date: March 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 2, 2012.

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

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 2, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Select Medical Holdings Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 2, 2012

PART I    FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED	FINANCIAL STATEMENTS

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2010	December 31, 2011	December 31, 2010	December 31, 2011

ASSETS
Current Assets:
Cash and cash equivalents	$4,365	$12,043	$4,365	$12,043
Accounts receivable, net of allowance for doubtful accounts of $44,416 and $47,469 in 2010 and 2011, respectively	353,432	413,743	353,432	413,743
Current deferred tax asset	30,654	18,305	30,654	18,305
Prepaid income taxes	12,699	9,497	12,699	9,497
Other current assets	28,176	29,822	28,176	29,822

Total Current Assets	429,326	483,410	429,326	483,410
Property and equipment, net	532,100	510,028	532,100	510,028
Goodwill	1,631,252	1,631,716	1,631,252	1,631,716
Other identifiable intangibles	80,119	72,123	80,119	72,123
Assets held for sale	11,342	2,742	11,342	2,742
Other assets	37,947	72,128	35,433	70,719

Total Assets	$2,722,086	$2,772,147	$2,719,572	$2,770,738

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$18,792	$16,609	$18,792	$16,609
Current portion of long-term debt and notes payable	149,379	10,848	149,379	10,848
Accounts payable	74,193	95,618	74,193	95,618
Accrued payroll	63,760	82,888	63,760	82,888
Accrued vacation	46,588	51,250	46,588	51,250
Accrued interest	30,937	15,096	21,586	11,980
Accrued restructuring	6,754	5,027	6,754	5,027
Accrued other	103,856	101,076	116,456	106,316
Due to third party payors	5,299	5,526	5,299	5,526

Total Current Liabilities	499,558	383,938	502,807	386,062
Long-term debt, net of current portion	1,281,390	1,385,950	974,913	1,218,650
Non-current deferred tax liability	59,074	82,028	59,074	82,028
Other non-current liabilities	66,650	64,905	66,650	64,905

Total Liabilities	1,906,672	1,916,821	1,603,444	1,751,645
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 154,519,025 shares and 145,268,190 shares issued and outstanding in 2010 and 2011, respectively	155	145	—	—
Common stock of Select, $0.01par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	535,628	493,828	834,894	848,844
Retained earnings	248,097	328,882	249,700	137,778

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	783,880	822,855	1,084,594	986,622
Non-controlling interest	31,534	32,471	31,534	32,471

Total Equity	815,414	855,326	1,116,128	1,019,093

Total Liabilities and Equity	$2,722,086	$2,772,147	$2,719,572	$2,770,738

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Operations

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2010	2011
Net operating revenues	$2,239,871	$2,390,290	$2,804,507

Costs and expenses:
Cost of services	1,819,771	1,982,179	2,308,570
General and administrative	72,409	62,121	62,354
Bad debt expense	40,872	41,147	51,347
Depreciation and amortization	70,981	68,706	71,517

Total costs and expenses	2,004,033	2,154,153	2,493,788

Income from operations	235,838	236,137	310,719
Other income and expense:
Gain (loss) on early retirement of debt	13,575	—	(31,018)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(440)	2,923
Other income (expense)	(632)	632	—
Interest income	92	—	322
Interest expense	(132,469)	(112,337)	(99,216)

Income before income taxes	116,404	123,992	183,730
Income tax expense	37,516	41,628	70,968

Net income	78,888	82,364	112,762
Less: Net income attributable to non-controlling interests	3,606	4,720	4,916

Net income attributable to Select Medical Holdings Corporation	75,282	77,644	107,846
Less: Preferred dividends	19,537	—	—

Net income available to common stockholders and participating securities	$55,745	$77,644	$107,846

Income per common share:
Basic	$0.61	$0.49	$0.71
Diluted	$0.61	$0.48	$0.71

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statements of Operations

(in thousands)

	For the Year Ended December 31,
	2009	2010	2011
Net operating revenues	$2,239,871	$2,390,290	$2,804,507

Costs and expenses:
Cost of services	1,819,771	1,982,179	2,308,570
General and administrative	72,409	62,121	62,354
Bad debt expense	40,872	41,147	51,347
Depreciation and amortization	70,981	68,706	71,517

Total costs and expenses	2,004,033	2,154,153	2,493,788

Income from operations	235,838	236,137	310,719
Other income and expense:
Gain (loss) on early retirement of debt	12,446	—	(20,385)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(440)	2,923
Other income	3,204	632	—
Interest income	92	—	322
Interest expense	(99,543)	(84,472)	(81,232)

Income before income taxes	152,037	151,857	212,347
Income tax expense	49,987	51,380	80,984

Net income	102,050	100,477	131,363
Less: Net income attributable to non-controlling interests	3,606	4,720	4,916

Net income attributable to Select Medical Corporation	$98,444	$95,757	$126,447

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income (Loss)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Total	Comprehensive Income	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2008	$(166,401)		61,466	$61	$(289,238)	$128,185	$(13,212)	$7,803 (1)
Net income	78,888	$78,888				75,282		3,606
Unrealized gain on interest rate swap, net of tax	4,298	4,298					4,298

Total comprehensive income	$83,186	$83,186

Issuance of common stock in connection with initial public offering, net of issuance costs	312,531		33,603	34	312,497
Conversion of preferred stock	535,407		64,277	65	535,342
Deemed dividend on conversion of preferred stock	—				14,836	(14,836)
Issuance and vesting of restricted stock	4,905		614	—	4,905
Exercise of stock options	146		37	—	146
Repurchase of common shares	(81)		(16)	—	(81)
Stock option expense	241				241
Non-cash equity contribution from non-controlling interests	21,940							21,940
Distributions to non-controlling interests	(2,766)							(2,766)
Other	(16)							(16)
Accretion of dividends on preferred stock	(19,537)					(19,537)

Balance at December 31, 2009	$769,555		159,981	$160	$578,648	$169,094	$(8,914)	$30,567
Net income	82,364	$82,364				77,644		4,720
Unrealized gain on interest rate swap, net of tax	8,914	8,914					8,914

Total comprehensive income	$91,278	$91,278

Issuance and vesting of restricted stock	1,068		1,380	1	1,067
Repurchase of common shares	(44,144)		(6,906)	(7)	(30,660)	(13,477)
Stock option expense	1,168				1,168
Exercise of stock options	242		64	1	241
Reclassification of deemed dividend	—				(14,836)	14,836
Distributions to non-controlling interests	(4,431)							(4,431)
Other	678							678

Balance at December 31, 2010	$815,414		154,519	$155	$535,628	$248,097	$ —	$31,534
Net income	112,762	$112,762				107,846		4,916

Total comprehensive income	$112,762	$112,762

Issuance and vesting of restricted stock	2,527		565	0	2,527
Repurchase of common shares	(72,804)		(9,870)	(10)	(45,733)	(27,061)
Stock option expense	1,198				1,198
Exercise of stock options	208		54	0	208
Distributions to non-controlling interests	(4,612)							(4,612)
Other	633							633

Balance at December 31, 2011	$855,326		145,268	$145	$493,828	$328,882	$ —	$32,471

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-controlling Interest, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statement of Changes in Equity and Income (Loss)

(in thousands)

			Select Medical Corporation Stockholders
	Total	Comprehensive Income	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2008	$638,118		0	$0	$481,094	$160,657	$(11,436)	$7,803 (1)
Net income	102,050	$102,050				98,444		3,606
Unrealized gain on interest rate swap, net of tax	2,522	2,522					2,522

Total comprehensive income	$104,572	$104,572

Federal tax benefit of losses contributed by Holdings	23,747				23,747
Additional investment by Holdings	312,677				312,677
Net change in dividends payable to Holdings	3,600					3,600
Dividends declared and paid to Holdings	(39,387)					(39,387)
Contribution related to restricted stock awards and stock option issuances by Holdings	5,146				5,146
Non-cash equity contribution from non-controlling interests	21,940							21,940
Distributions to non-controlling interests	(2,766)							(2,766)
Other	(16)							(16)

Balance at December 31, 2009	$1,067,631		0	$0	$822,664	$223,314	$(8,914)	$30,567
Net income	100,477	$100,477				95,757		4,720
Unrealized gain on interest rate swap, net of tax	8,914	$8,914					8,914

Total comprehensive income	$109,391	$109,391

Federal tax benefit of losses contributed by Holdings	9,752				9,752
Additional investment by Holdings	242				242
Net change in dividends payable to Holdings	300					300
Dividends declared and paid to Holdings	(69,671)					(69,671)
Contribution related to restricted stock awards and stock option issuances by Holdings	2,236				2,236
Distributions to non-controlling interests	(4,431)							(4,431)
Other	678							678

Balance at December 31, 2010	$1,116,128		0	$0	$834,894	$249,700	$ —	$31,534
Net income	131,363	$131,363				126,447		4,916

Total comprehensive income	$131,363	$131,363

Federal tax benefit of losses contributed by Holdings	10,016				10,016
Additional investment by Holdings	208				208
Net change in dividends payable to Holdings	7,360					7,360
Dividends declared and paid to Holdings	(245,729)					(245,729)
Contribution related to restricted stock awards and stock option issuances by Holdings	3,726				3,726
Distributions to non-controlling interests	(4,612)							(4,612)
Other	633							633

Balance at December 31, 2011	$1,019,093		0	$0	$848,844	$137,778	$ —	$32,471

(1)	Adjusted for the adoption of an amendment issued by the Financial Accounting Standards Board in December 2007 to ASC topic 810, “Consolidation.” See Note 1, Organization and Significant Accounting Policies-Non-controlling Interest, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2009	2010	2011
Operating activities
Net income	$78,888	$82,364	$112,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,981	68,706	71,517
Provision for bad debts	40,872	41,147	51,347
Loss (gain) on early retirement of debt	(13,575)	—	31,018
Loss (gain) from disposal or sale of assets	(122)	484	(4,966)
Non-cash loss (gain) from interest rate swaps	632	(632)	—
Non-cash stock compensation expense	5,147	2,236	3,725
Amortization of debt discount	1,681	1,893	1,583
Deferred income taxes	27,103	9,450	35,305
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(35,455)	(64,329)	(111,126)
Other current assets	(1,117)	1,595	(1,201)
Other assets	6,114	808	1,420
Accounts payable	963	(7,161)	20,629
Due to third-party payors	(3,804)	(1,902)	227
Accrued expenses	(12,669)	9,878	4,888

Net cash provided by operating activities	165,639	144,537	217,128

Investing activities
Purchases of property and equipment	(57,877)	(51,761)	(46,016)
Investment in businesses	—	—	(15,699)
Acquisition of businesses, net of cash acquired	(21,381)	(165,802)	(899)
Proceeds from sale of assets	1,341	565	7,879

Net cash used in investing activities	(77,917)	(216,998)	(54,735)

Financing activities
Proceeds from initial public offering, net of fees	315,866	—	—
Payment of initial public offering costs	(1,737)	—	—
Borrowings on revolving credit facilities	193,000	227,000	735,000
Payments on revolving credit facilities	(343,000)	(202,000)	(720,000)
Borrowings on 2011 credit facility term loan, net of discount	—	—	841,500
Payments on 2011 credit facility term loans	—	—	(4,250)
Payments on 2005 credit facility term loans, net of call premium	(173,433)	(1,223)	(484,633)
Repurchase of 10% senior subordinated notes	—	—	(150,000)
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	(30,114)	—	(273,941)
Repurchase of senior floating rate notes	(6,468)	—	—
Borrowings of other debt	7,189	6,347	7,055
Principal payments on other debt	(7,275)	(7,436)	(7,499)
Debt issuance costs	—	—	(18,556)
Proceeds from (repayment of) bank overdrafts	(21,130)	18,792	(2,183)
Repurchase of common and preferred stock	(80)	(44,144)	(72,804)
Proceeds from issuance of common stock	146	241	208
Equity contribution and loans from non-controlling interests	1,500	—	—
Distributions to non-controlling interests	(2,766)	(4,431)	(4,612)

Net cash used in financing activities	(68,302)	(6,854)	(154,715)

Net increase (decrease) in cash and cash equivalents	19,420	(79,315)	7,678
Cash and cash equivalents at beginning of period	64,260	83,680	4,365

Cash and cash equivalents at end of period	$83,680	$4,365	$12,043

Supplemental Cash Flow Information
Cash paid for interest	$126,695	$105,939	$107,488
Cash paid for taxes	$18,084	$37,809	$39,000

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2009	2010	2011
Operating activities
Net income	$102,050	$100,477	$131,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,981	68,706	71,517
Provision for bad debts	40,872	41,147	51,347
Loss (gain) on early retirement of debt	(12,446)	—	20,385
Loss (gain) from disposal or sale of assets	(122)	484	(4,966)
Non-cash gain from interest rate swaps	(3,204)	(632)	—
Non-cash stock compensation expense	5,147	2,236	3,725
Amortization of debt discount	—	—	724
Deferred income taxes	27,103	9,450	35,305
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(35,455)	(64,329)	(111,126)
Other current assets	(1,117)	1,595	(1,201)
Other assets	5,567	268	985
Accounts payable	963	(7,161)	20,629
Due to third-party payors	(3,804)	(1,902)	227
Accrued expenses	1,943	19,725	21,139

Net cash provided by operating activities	198,478	170,064	240,053

Investing activities
Purchases of property and equipment	(57,877)	(51,761)	(46,016)
Investment in businesses	—	—	(15,699)
Acquisition of businesses, net of cash acquired	(21,381)	(165,802)	(899)
Proceeds from sale of assets	1,341	565	7,879

Net cash used in investing activities	(77,917)	(216,998)	(54,735)

Financing activities
Payment of initial public offering costs	(1,737)	—	—
Borrowings on revolving credit facilities	193,000	227,000	735,000
Payments on revolving credit facilities	(343,000)	(202,000)	(720,000)
Borrowings on 2011 credit facility term loan, net of discount	—	—	841,500
Payments on 2011 credit facility term loans	—	—	(4,250)
Payments on 2005 credit facility term loans, net of call premium	(173,433)	(1,223)	(484,633)
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	(30,114)	—	(273,941)
Borrowings of other debt	7,189	6,347	7,055
Principal payments on other debt	(7,275)	(7,436)	(7,499)
Debt issuance costs	—	—	(18,556)
Proceeds from (repayment of) bank overdrafts	(21,130)	18,792	(2,183)
Equity contribution and loans from non-controlling interests	1,500	—	—
Equity investment by Holdings	316,012	241	208
Dividends paid to Holdings	(39,387)	(69,671)	(245,729)
Distributions to non-controlling interests	(2,766)	(4,431)	(4,612)

Net cash used in financing activities	(101,141)	(32,381)	(177,640)

Net increase (decrease) in cash and cash equivalents	19,420	(79,315)	7,678
Cash and cash equivalents at beginning of period	64,260	83,680	4,365

Cash and cash equivalents at end of period	$83,680	$4,365	$12,043

Supplemental Cash Flow Information
Cash paid for interest	$93,876	$80,424	$84,575
Cash paid for taxes	$18,084	$37,809	$39,000

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Business Description

Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 for the purpose of affecting a leveraged buyout of Select, which was a publicly traded entity. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the “Merger”). On September 30, 2009 Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Refer to Note 9, Stockholders’ Equity — Initial Public Offering, for additional information. Generally accepted accounting principles (“GAAP”) require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

The Company provides long term acute care hospital services and inpatient acute rehabilitative hospital care through its specialty hospital segment and provides physical, occupational and speech rehabilitation services through its outpatient rehabilitation segment. The Company’s specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to the Company’s specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. The Company’s outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company’s outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 95, 118 and 119 specialty hospitals at December 31, 2009, 2010 and 2011, respectively. At December 31, 2009, 2010 and 2011, the Company operated 961, 944, and 954 outpatient clinics, respectively. At December 31, 2009, 2010 and 2011, the Company had facilities in the District of Columbia and 42, 41 and 39 states, respectively.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable and Allowance for Doubtful Accounts

The Company reports accounts receivable at estimated net realizable amounts generated for services rendered from federal, state, managed care health plans, commercial insurance companies, workers’ compensation programs and patients. Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is the Company’s primary source of cash and is critical to its operating performance. The Company’s primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of the Company’s net accounts receivable balance and accounted for approximately 0.3% and 0.2% of the net accounts receivable balance before doubtful accounts at December 31, 2010 and December 31, 2011, respectively. The Company’s general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company’s hospitals or in the case of the Company’s outpatient rehabilitation clinics, the Company verifies insurance coverage prior to their first therapy visit. The Company’s estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally the Company has reserved as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company’s collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company’s governmental receivables.

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

The approximate useful life of each class of intangible assets is as follows:

Trademarks	Indefinite
Certificates of need	Indefinite
Accreditations	Indefinite
Non-compete agreements	5-7 years
Contract therapy relationships	5 years

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

Insurance Risk Programs

Under a number of the Company’s insurance programs, which include the Company’s employee health insurance program, its workers’ compensation, professional liability insurance programs and certain components under its property and casualty insurance program, the Company is liable for a portion of its losses. In these situations the Company accrues for its losses under an occurrence-based principle whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability. Where the Company has substantial exposure, actuarial methods are utilized in estimating the losses. In cases where the Company has minimal exposure, losses are estimated by analyzing historical trends. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. Provisions for losses for professional liability risks retained by the Company at December 31, 2010 and 2011 have been discounted at 4% and 3% respectively. At December 31, 2010 and 2011 respectively, the Company had recorded a liability of $73.6 million and $85.7 million related to these programs. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $77.5 million and $88.3 million at December 31, 2010 and 2011, respectively.

Non-Controlling Interests

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

Revenue Recognition

Net operating revenues consists primarily of patient service revenues and revenues generated from therapy services provided to healthcare institutions under contractual arrangements and are recognized as services are rendered.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A significant portion of the Company’s net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 47%, 47% and 48% of the Company’s net operating revenues for the years ended December 31, 2009, 2010 and 2011, respectively. Approximately 27% and 32% of the Company’s accounts receivable (after allowances for contractual adjustments but before doubtful accounts) at December 31, 2010 and 2011, respectively, are from this payor source. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s specialty hospitals or clinics to comply with regulations can result in significant changes in that specialty hospital’s or clinic’s net operating revenues generated from the Medicare program.

Revenues generated under contractual arrangements are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties.

Other Comprehensive Income

Included in accumulated other comprehensive loss at December 31, 2009 was cumulative losses of $8.9 million (net of tax) on interest rate swaps accounted for as cash flow hedges.

Fair Value Measurements

The Company measures its interest rate swap agreements at fair value on a recurring basis. The Company determined the fair value of its interest rate swap agreements based on financial models that consider current and future market interest rates and adjustments for non-performance risk. The Company considered those inputs utilized in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The Company’s last interest rate swap agreement matured on November 22, 2010.

Financial Instruments and Hedging

The Company has in the past entered into interest rate swap agreements to manage interest rate risk on a portion of its long-term borrowings. Interest rate swap agreements were limited in use and not entered into for speculative purposes. All interest rate swap agreements were recognized at fair value on the balance sheet. The effective portion of gains or losses on interest rate swap agreements designated as hedges were initially deferred in stockholders’ equity as a component of other comprehensive income. These deferred gains or losses were subsequently reclassified into earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in expense. The ineffective portion of changes in fair value of the interest rate swap agreements were immediately recognized in the other income and expense section of the consolidated statement of operations.

Treasury Stock

Shares the Company repurchases in the open market or through privately negotiated transactions are accounted for using the par value method. For the year ended December 31, 2010 and 2011, the Company repurchased and retired 6,905,700 shares and 9,869,767 shares, respectively.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“Update 2011-04”). Update 2011-04 generally represents clarification of Topic 820, but also includes instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. Update 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. Update 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application is not permitted. The Company does not expect the adoption of Update 2011-04 to have an impact on its consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-15” (“Update 2011-12”). Update 2011-12 defers the requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. This requirement is indefinitely deferred by Update 2011-12 and will be further deliberated by the FASB at a future date. Update 2011-12 will have no effect on the Company’s adoption of ASU 2011-05 discussed above.

In July 2011, the FASB issued ASU 2011-07, “Health Care Entities (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts and the Allowance for Doubtful Accounts for Certain Health Care Entities” (“Update 2011-07”). Update 2011-07 requires certain health care entities to change the presentation in their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue (net of contractual allowances and discounts). Additionally, those health care entities are required to provide enhanced disclosure about their policies for recognizing revenue and assessing bad debts. The amendments also require disclosures of

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

patient service revenue (net of contractual allowances and discounts) as well as qualitative and quantitative information about changes in the allowance for doubtful accounts. Update 2011-07 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2011, with early adoption permitted. The Company has evaluated Update 2011-07 and concluded that it does not recognize significant amounts of patient service revenue at the time services are rendered that are not subject to an assessment as to the patient’s ability to pay. Consequently, the Company is not required to change its presentation and disclosure as described in Update 2011 - 07.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“Update 2011-08”). Update 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under Update 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Update 2011-08 includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. Update 2011-08 will be effective for goodwill impairment test performed for fiscal years beginning after December 15, 2011. Update 2011-08 does not change the accounting or measurement of impairments. This update does not have an effect on the Company’s consolidated financial statements.

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

For the Year Ended December 31, 2010

On September 1, 2010, Select completed the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”) an operator of long term acute care hospitals, for $210.0 million, including certain assumed liabilities. The amount paid at closing was reduced by $33.1 million for certain assumed liabilities, payments to employees, payments for the purchase of non-controlling interests and an estimated working capital adjustment. The purchase price was subject to a final settlement of net working capital which occurred during the year ended December 31, 2011. Regency operated a network of 23 long term acute care hospitals located in nine states. The results of operations of Regency have been included in the Company’s consolidated financial statements since September 1, 2010 and consisted of net operating revenues of $94.4 million and a pre-tax loss of $12.9 million for the four months ended December 31, 2010. Regency’s operations have been included in the specialty hospitals segment.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revised purchase price allocation reflecting the finalization of the intangible asset valuation and the post-closing settlement of working capital which occurred during the year ended December 31, 2011 is as follows (in thousands):

Cash paid, net of cash acquired of $11.3 million	$161,445

Fair value of net tangible assets acquired:
Accounts receivable	22,749
Other current assets	5,053
Property and equipment	82,688
Other assets	3,379
Current liabilities	(48,136)
Other liabilities	(1,528)

Net tangible assets acquired	64,205
Tradename	9,851
Accreditations	822
Certificates of need	475
Goodwill	86,092

$161,445

Also, during the year ended December 31, 2010, the Company purchased an outpatient rehabilitation business for approximately $0.2 million in cash.

For the Year Ended December 31, 2011

The Company exchanged one of its long term acute care hospitals and paid $2.0 million in cash for an entity that operates an inpatient rehabilitation hospital and paid $2.3 million in cash and issued a $1.0 million note for an outpatient rehabilitation business. In addition during 2011, the Company purchased non-controlling interests for $0.5 million in cash. Also during 2011, the Company completed the post-closing settlement of net working capital with the seller of Regency resulting in the receipt of $3.9 million in cash.

Information with respect to all businesses acquired in purchase transactions is as follows:

	For the Year Ended December 31,
	2009	2010	2011
	(In thousands)
Cash paid (net of cash acquired)	$21,381	$165,802	$899
Notes issued	284	—	1,020

	21,665	165,802	1,919
Liabilities assumed	137	48,479	701

	21,802	214,281	2,620
Fair value of assets acquired, principally accounts receivable and property and equipment	2,034	113,894	767
Trademark	—	16,529	—
Accreditations	—	856	—
Certificates of need	—	456	—
Non-controlling interest	(21,840)	(437)	(602)

Cost in excess of fair value of net assets acquired (goodwill)	$41,608	$82,983	$2,455

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Regency occurred at the beginning of the period presented. The acquisitions of the other businesses acquired are not reflected in this pro forma information as their impact is not material. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated as of the beginning of the period presented.

For the Year Ended December 31, 2010
(In thousands, except per share data)
Net revenue	$2,625,235
Net income:
Select Medical Corporation	$98,463
Select Medical Holdings Corporation	$80,378
Income per common share of Select Medical Holdings Corporation:
Basic	$0.47
Diluted	$0.47

3.	Assets Held For Sale

At December 31, 2010, the Company had two properties classified as assets held for sale totaling $11.3 million. During the year ended December 31, 2011, the Company reclassified one property to property and equipment from assets held for sale in the amount of $8.6 million since the property is no longer being actively marketed for sale and is being held for use. As of December 31, 2011 one property is classified as an asset held for sale in the amount of $2.7 million.

The Company sold one property during 2009 for consideration totaling approximately $1.2 million. The Company recognized a gain on the 2009 property disposition of approximately $0.1 million. On June 30, 2011, the Company sold a building which it acquired in connection with the acquisition of Regency for $7.6 million in cash. A gain of $4.2 million was recognized on this sale and is included in the general and administrative line item on the consolidated statement of operations for the year ended December 31, 2011.

4.	Significant Transactions

On April 1, 2011, the Company entered into a joint venture with Baylor Health Care System. The joint venture consists of a partnership between Baylor Institute for Rehabilitation and Select Physical Therapy Texas, a wholly-owned subsidiary of the Company. The Company contributed several businesses to the joint venture, including its Frisco inpatient rehabilitation hospital and certain Texas-based outpatient rehabilitation clinics. A gain of $1.2 million was recognized on this contribution and is included in the general and administrative line item on the consolidated statement of operations for the year ended December 31, 2011. Additionally, the Company invested $13.5 million in cash which consisted of the purchase of partnership units for $7.6 million and working capital investments of $5.9 million. The Company owns a 49.0% interest in the partnership and is accounting for the investment using the equity method because the Company does not have a controlling interest.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consists of the following:

	December 31,
	2010	2011
	(In thousands)
Land	$68,569	$69,904
Leasehold improvements	110,734	120,369
Buildings	333,007	361,081
Furniture and equipment	226,411	225,363
Construction-in-progress	19,520	9,686

	758,241	786,403
Less: accumulated depreciation	226,141	276,375

Total property and equipment	$532,100	$510,028

Depreciation expense was $61.8 million, $64.1 million and $69.8 million for the years ended December 31, 2009, 2010 and 2011, respectively.

6.	Intangible Assets

Goodwill and certain other indefinite-lived intangible assets are no longer amortized, but instead are subject to periodic impairment evaluations. The Company’s most recent impairment assessment was completed during the fourth quarter of 2011 utilizing financial information as of October 1, 2011, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. The majority of the Company’s goodwill resides in its specialty hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an additional fair value review of all assets in the reporting unit. To the extent that the recomputed value of the goodwill is less than the carrying value, an impairment loss would result. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

To determine the fair value of its reporting units, the Company used a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rate, future Adjusted EBITDA margin estimates, future selling, general and administrative expense rates and the industry’s weighted average cost of capital and market multiples. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires the Company to use its knowledge of (1) its industry, (2) its recent transactions, and (3) reasonable performance expectations for its operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in the Company’s estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following:

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets
Non-compete agreements	25,909	(24,263)

Indefinite-lived intangible assets
Goodwill	$1,631,252
Trademarks	64,387
Certificates of need	11,891
Accreditations	2,195

Total	$1,709,725

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets
Non-compete agreements	25,909	(25,569)

Indefinite-lived intangible assets
Goodwill	$1,631,716
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,160

Total	$1,703,499

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2011, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 8.5 years, respectively.

Amortization expense for intangible assets with finite lives follows:

	For the Year Ended December 31
	2009	2010	2011
	(In thousands)
Amortization expense	$8,831	$4,247	$1,306

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the outpatient rehabilitation division of HealthSouth Corporation, Kessler Rehabilitation Corporation and SemperCare Inc. and the value assigned to the Company’s contract therapy relationships. The useful lives of the HealthSouth non-compete, the Kessler non-compete and the SemperCare non-compete are approximately five, six and seven years, respectively. During 2010 the non-compete agreement related to the acquisition of Kessler Rehabilitation Corporation and the Company’s contract therapy relationships were fully amortized, and during 2011 the non-compete agreement related to the acquisition of SemperCare Inc. was fully amortized. Amortization expense related to the remaining intangible assets for each of the next five years commencing January 1, 2012 is approximately as follows (in thousands):

Year	Amount
2012	$340
2013	0
2014	0
2015	0
2016	0

The changes in the carrying amount of goodwill for the Company’s reportable segments for the years ended December 31, 2010 and 2011 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(In thousands)
Balance as of January 1, 2010	$1,247,713	$300,556	$1,548,269
Goodwill acquired during year	82,896	87	82,983

Balance as of December 31, 2010	$1,330,609	$300,643	$1,631,252
Goodwill revision(1)	7,114	—	7,114
Goodwill acquired during year(2)	(1,420)	3,875	2,455
Goodwill allocated to dispositions during the year	(2,750)	(6,355)	(9,105)

Balance as of December 31, 2011	$1,333,553	$298,163	$1,631,716

(1)	During the quarter ended March 31, 2011, the Company made a revision to the Regency purchase price allocation resulting from the finalization of the intangible asset valuations.

(2)	During the quarter ended June 30, 2011, the Company completed the post-closing settlement of net working capital with the seller of Regency for $3.9 million in cash received.

7.	Restructuring Reserves

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the Company’s restructuring activity:

	Lease Termination Costs	Severance	Other	Total
	(In thousands)
January 1, 2009	$7,047	$992	$69	$8,108
Amounts paid in 2009	(3,860)	(483)	—	(4,343)
Accretion Expense	491	—	—	491
Revision of estimate	578	(509)	(69)	—

December 31, 2009	4,256	—	—	4,256
2010 acquisition restructuring reserve	4,308	—	—	4,308
Amounts paid in 2010	(1,649)	—	—	(1,649)
Accretion expense	541	—	—	541
Revision of estimate	(702)	—	—	(702)

December 31, 2010	6,754	—	—	6,754
Amounts paid in 2011	(1,930)	—	—	(1,930)
Accretion expense	423	—	—	423
Revision of estimate	(220)	—	—	(220)

December 31, 2011	$5,027	$ —	$ —	$5,027

The Company expects to pay out the remaining lease termination costs through 2014 for the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and through 2015 for the Regency acquisition.

8.	Long-Term Debt and Notes Payable

The components of long-term debt and notes payable are shown in the following tables:

	Holdings
	December 31,
	2010	2011
	(In thousands)
7 5/8% senior subordinated notes	$611,500	$345,000
2011 — senior secured credit facilities:
Revolving loan	—	40,000
Term loan(1)	—	837,974
2005 — senior secured credit facilities:
Revolving loan	25,000	—
Term loan B	191,268	—
Term loan B-1	290,576	—
10% senior subordinated notes(2)	139,177	—
Senior floating rate notes	167,300	167,300
Other	5,948	6,524

Total debt	1,430,769	1,396,798
Less: current maturities	149,379	10,848

Total long-term debt	$1,281,390	$1,385,950

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Select
	December 31,
	2010	2011
	(In thousands)
7 5/8% senior subordinated notes	$611,500	$345,000
2011 — senior secured credit facilities:
Revolving loan	—	40,000
Term loan(1)	—	837,974
2005 — senior secured credit facilities
Revolving loan	25,000	—
Term loan B	191,268	—
Term loan B-1	290,576	—
Other	5,948	6,524

Total debt	1,124,292	1,229,498
Less: current maturities	149,379	10,848

Total long-term debt	$974,913	$1,218,650

(1)	Presented net of unamortized discount of $7.8 million.

(2)	Presented net of unamortized discount of $10.8 million.

2011 Senior Secured Credit Facilities

On June 1, 2011, Select entered into a new senior secured credit agreement (the “Credit Agreement”) that provides for $1.15 billion in senior secured credit facilities, comprised of an $850.0 million, seven-year term loan facility and a $300.0 million, five-year revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans.

Select used borrowings under the senior secured credit facilities to refinance all of its outstanding indebtedness under its previously existing senior secured credit facilities, to repurchase $266.5 million aggregate principal amount of its 7 5/8% senior subordinated notes due 2015 and to repay all $150.0 million of Holdings’ 10% senior subordinated notes due 2015. Select recognized a loss on early retirement of debt for the year ended December 31, 2011 of $20.4 million related to these transactions. Holdings recognized a loss on early retirement of debt for the year ended December 31, 2011 of $31.0 million related to these transactions. Borrowings under the senior secured credit facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries and will be guaranteed by Select’s future domestic subsidiaries and secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries and up to 65% of the capital stock of Select’s foreign subsidiaries, if any.

Borrowings under the senior secured credit facilities will bear interest at a rate equal to:

•	in the case of the term loan, Adjusted LIBO plus 3.75%, or Alternative Base Rate plus 2.75%; and

•

in the case of the revolving loans, Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternative Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select’s leverage ratio.

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

The applicable margin percentage for revolving loans is currently (1) 2.50% for alternate base rate loans and (2) 3.50% for adjusted LIBOR loans.

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

The senior secured credit facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA, as defined in the Credit Agreement), which is tested quarterly and becomes more restrictive over time, and prohibits Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). Failure to comply with these covenants would result in an event of default under the senior secured credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the revolving credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facilities. As of December 31, 2011, Select was in compliance with all debt covenants related to the senior secured credit facilities.

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

The indenture governing the senior subordinated notes contains customary events of default and affirmative and negative covenants that, among other things, limit Select’s ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger. As of December 31, 2011, Select was in compliance with all debt covenants related to the senior subordinated notes.

During the year ended December 31, 2008, Select repurchased a portion of the senior subordinated notes outstanding for approximately $1.0 million. These notes had a carrying value of $2.0 million. A gain on early retirement of debt in the amount of $0.9 million was recognized on the transaction which included the write-off of the unamortized deferred financing costs related to the debt.

During the year ended December 31, 2009, the Company paid approximately $30.1 million to repurchase and retire a portion of the outstanding senior subordinated notes. These notes had a carrying value of $46.5 million. A gain on early retirement of debt in the amount of $15.3 million was recognized, which was net of the write-off of $1.0 million in unamortized deferred financing costs related to the debt. In connection with Select entering into a new Credit Agreement on June 1, 2011, the Company repurchased $266.5 million aggregate principal amount of the senior subordinated notes.

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

Holdings is entitled at its option to redeem all or a portion of the senior floating rate notes at the redemption price of 100% (expressed as a percentage of principal amount on the redemption date) plus accrued interest to the redemption date.

Holdings is not required to make any mandatory redemption or sinking fund payments with respect to the senior floating rate notes. However, upon the occurrence of any change of control of Holdings, each holder of the senior floating rate notes shall have the right to require Holdings to repurchase such notes at a purchase price in cash equal to 100% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

The indenture governing the senior floating rate notes contains customary events of default and affirmative and negative covenants that, among other things, limit Holdings’ ability and the ability of its restricted subsidiaries, including Select, to: incur additional indebtedness and issue or sell preferred stock; pay dividends on, redeem or repurchase capital stock; make certain investments; create certain liens; sell certain assets; incur obligations that restrict the ability of its subsidiaries to make dividends or other payments; guarantee indebtedness; engage in transactions with affiliates; create or designate unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis. As of December 31, 2011, Holdings was in compliance with all debt covenants related to the senior floating rate notes.

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

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the years after 2011 are approximately as follows:

	Holdings	Select
	(In thousands)
2012	10,848	10,848
2013	8,130	8,130
2014	7,613	7,613
2015	519,845	352,545
2016	47,348	47,348
2017 and beyond	803,014	803,014

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stockholders’ Equity

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

Preferred Stock

Holdings was authorized to issue 7,500,000 shares of participating preferred stock and had 6,644,536 shares of participating preferred stock outstanding at December 31, 2008. The participating preferred stock accrued dividends at an annual dividend rate of 5%, compounded quarterly on March 31, June 30, September 30 and December 31 of each year. Dividends earned during the year ended December 31, 2009 amounted to $19.5 million and were charged against retained earnings. Each share of participating preferred stock was entitled to one vote on all matters submitted to stockholders of Holdings. The participating preferred stock ranked senior to the common stock with respect to dividend rights and rights upon liquidation. The liquidation preference was equal to the original cost of a share of the participating preferred stock ($26.90 per share) plus all accrued and unpaid dividends thereon less the amount of any previously declared and paid special dividends.

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

On September 30, 2009, Holdings restated its certificate of incorporation to authorize the issuance of 700,000,000 shares of $0.001 par value common stock. Holdings had 154,519,025 and 145,268,190 shares of common stock outstanding at December 31, 2010 and 2011, respectively. During the year ended December 31, 2009, Holdings issued 33,640,542 shares, of which 33,602,700 shares were shares issued in connection with the Company’s initial public offering of stock, issued 64,276,974 shares related to the conversion of its participating preferred stock and repurchased 16,200 shares of common stock.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2010, the board of directors of Holdings authorized a program to repurchase up to $100.0 million worth of shares of its common stock. On August 3, 2011, the Company’s board of directors authorized an increase of $50.0 million in the capacity of its common stock repurchase program, from $100.0 million to $150.0 million and on February 22, 2012 increased the capacity by an additional $100.0 million to $250.0 million. The program will remain in effect until March 31, 2013, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. Funding for this program has come from cash on hand and borrowings under the revolving credit facility. For the year ended December 31, 2010, the Company repurchased 6,905,700 shares at a cost of $44.1 million which includes related transaction costs. For the year ended December 31, 2011, the Company repurchased 9,869,767 shares at cost of $72.8 million which includes related transaction costs. Also during the year ended December 31, 2010, the Company granted 1,380,000 shares of restricted stock and issued 64,181 shares of common stock related to the exercise of stock options and for the year ended December 31, 2011 the Company granted 565,000 shares of restricted stock and issued 53,932 shares of common stock related to the exercise of stock options.

10.	Long-Term Incentive Compensation

On June 2, 2005, Holdings adopted a Long-Term Cash Incentive Plan (“Cash Plan”). On August 12, 2009, the board of directors amended the Cash Plan to provide for payment under the Cash Plan of $18.0 million upon the completion of an initial public offering on or prior to March 31, 2010. Since the initial public offering was completed before March 31, 2010, the Company paid out the $18.0 million (Note 9), which is included in general and administrative expenses for the year ended December 31, 2009. Following this payment, all units under the Cash Plan were forfeited and participants in the Cash Plan are not entitled to any further benefits or payments under the Cash Plan.

11.	Stock Option and Restricted Stock Plans

On February 25, 2005, Holdings adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan. On May 13, 2011, Holdings adopted the 2011 Select Medical Holdings Corporation 2011 Equity Incentive Plan. The Select Medical Holdings Corporation 2005 Equity Incentive Plan and the Select Medical Holdings Corporation 2011 Equity Incentive Plan are referred to as the “Plans.” The Plans provide for grants of restricted stock and stock options of Holdings. In addition, on August 10, 2005 the board of directors of Holdings authorized a director equity incentive plan (“Director Plan”) for non-employee directors. On November 8, 2005 the board of directors of Holdings formally approved the Director Plan and on August 12, 2009, the board of directors and stockholders of Holdings approved an amendment and restatement of the Director Plan. This amendment authorized Holdings to issue under the Director Plan options to purchase up to 75,000 shares of its common stock and restricted stock awards covering up to 150,000 shares of its common stock.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options under the Plans and Director Plan generally vest over five years and have an option term not to exceed ten years. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.4% in 2009 and expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.4% for 2010 and expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.3% for 2011. The following is a summary of stock option grants under the Plans and Director Plan from January 1, 2009 through December 31, 2011:

	Number of Options Granted	Exercise Price	Fair Value of Common Stock
	(In thousands, except per share amounts)
March 3, 2009	15	$10.00	$10.00
August 12, 2009	12	10.00	10.00
November 23, 2009	1,430	9.18	9.18
February 10, 2010	30	8.90	8.90
May 11, 2010	10	8.66	8.66
August 11, 2010	15	6.94	6.94
March 3, 2011	88	7.66	7.66
May 13, 2011	20	9.00	9.00
August 3, 2011	10	7.14	7.14

Stock option transactions and other information related to the Plans are as follows:

	Price Per Share	Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balance, January 1, 2010	$3.33-10.00	2,794	$8.01
Granted	6.94-8.90	55	8.32
Exercised	3.33-8.33	(64)	3.75
Canceled	8.33-10.00	(69)	8.81

Balance, December 31, 2010	$3.33-10.00	2,716	$8.09
Granted	7.14-9.00	118	7.84
Exercised	3.33-8.33	(54)	3.86
Canceled	7.66-10.00	(50)	8.40

Balance, December 31, 2011	$3.33-10.00	2,730	$8.16

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information with respect to the outstanding options as of December 31, 2011 for the Plans is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
(Share amounts in thousands)
$3.00 –4.00	358	3.23	358
6.00 –7.00	15	8.61	3
7.01 –8.00	88	9.22	—
8.01 – 9.00	760	5.38	636
9.01 –10.00	1,509	7.80	625

The weighted average remaining contractual term for all outstanding options is 6.58 years and the weighted average remaining contractual term of exercisable options is 5.71 years.

The total intrinsic value of options exercised for the years ended December 31, 2011, 2010, and 2009 was $0.2 million, $0.3 million and $0.2 million respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 was $1.7 million.

Transactions and other information related to the Director Plan are as follows:

	Price Per Share	Shares	Weighted Average Exercise Price
	(In thousands, except per share amounts)
Balance, January 1, 2010	$3.33-10.00	63	$7.62
Granted	—	—	—

Balance, December 31, 2010	$3.33-10.00	63	$7.62
Granted	—	—	—

Balance, December 31, 2011	$3.33-10.00	63	$7.62

Additional information with respect to the outstanding options as of December 31, 2011 for the Director Plan is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
(Share amounts in thousands)
$3.00 – 4.00	18	3.61	18
8.00 – 9.00	18	5.24	16
9.01 –10.00	27	7.12	14

The weighted average remaining contractual term for all outstanding options is 5.58 years and the weighted average remaining contractual term of exercisable options is 5.13 years.

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2011 was $0.1 million.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the Company’s initial public offering of common stock, the fair value of the restricted stock awards was determined by estimating the per share fair value of common equity on a minority, non-marketable basis utilizing a version of the income approach referred to as “The Probability-Weighted Expected Return Method.” This method estimates the value of common stock based upon an analysis of future values assuming an initial public offering, sale and continued operation as a viable private enterprise. Subsequent to the Company’s initial public offering of common stock, the fair value of the Company’s restricted stock is based on the closing stock price on the date grant.

The following is a summary of restricted stock issuances from January 1, 2009 through December 31, 2011:

	Number of Shares Issued	Fair Value of Common Stock
	(In thousands, except per share amounts)
August 12, 2009	364	$10.00
November 23, 2009	250	9.18
August 11, 2010	30	6.94
September 13, 2010	1,000	7.48
November 11, 2010	300	6.29
December 17, 2010	50	7.07
August 3, 2011	25	7.14
November 3, 2011	190	8.61
December 15, 2011	350	8.57

Stock compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2011, is estimated to be as follows:

	2012	2013	2014	2015	2016
	(In thousands)
Stock compensation expense	$3,854	$3,784	$3,163	$1,718	$898

The Company recognized the following stock compensation expense related to restricted stock and stock option awards:

	For the Year Ended December 31,
	2009	2010	2011
	(In thousands)
Stock compensation expense:
Included in general and administrative	$4,775	$763	$1,996
Included in cost of services	372	1,473	1,729

Total	$5,147	$2,236	$3,725

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

Significant components of the Company’s tax provision for the years ended December 31, 2009, 2010, and 2011 are as follows:

	Holdings
	For the Year Ended December 31,
	2009	2010	2011
	(In thousands)
Current:
Federal	$3,200	$25,102	$29,991
State and local	7,213	7,076	5,672

Total current	10,413	32,178	35,663
Deferred	27,103	9,450	35,305

Total income tax provision	$37,516	$41,628	$70,968

	Select
	For the Year Ended December 31,
	2009	2010	2011
	(In thousands)
Current:
Federal	$15,671	$34,854	$40,007
State and local	7,213	7,076	5,672

Total current	22,884	41,930	45,679
Deferred	27,103	9,450	35,305

Total income tax provision	$49,987	$51,380	$80,984

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The differences between the expected income tax provision and income taxes computed at the federal statutory rate of 35% were as follows:

	Holdings
	For the Year Ended December 31,
	2009	2010	2011
Expected federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	5.4	4.6	4.5
Other permanent differences	1.1	0.9	1.0
Valuation allowance	(0.6)	(4.8)	(0.5)
Uncertain tax positions	0.5	(0.8)	(3.6)
IRS audit settlements	(8.0)	—	—
Non-controlling interest	(1.0)	(1.3)	(1.1)
Other	(0.1)	—	0.2
Sale of entities	—	—	3.1

Total	32.3%	33.6%	38.6%

	Select
	For the Year Ended December 31,
	2009	2010	2011
Expected federal tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.0	3.7	3.9
Other permanent differences	0.9	0.8	0.9
Valuation allowance	(0.4)	(4.0)	(0.4)
Uncertain tax positions	0.4	(0.7)	(3.1)
IRS audit settlements	(6.2)	—	—
Non-controlling interest	(0.8)	(1.1)	(0.9)
Other	—	0.1	—
Sale of entities	—	—	2.7

Total	32.9%	33.8%	38.1%

During 2009 the Company settled with the Internal Revenue Service a refund of previously paid federal income taxes that resulted from the acceleration of tax amortization in years prior to the Merger. This tax refund also included interest income. It is the Company’s policy to include interest related to income taxes as part of the income tax classification.

.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of deferred tax assets and liabilities is as follows:

	December 31, 2010			December 31, 2011
	Total	Current	Non-Current	Total	Current	Non-Current
	(In thousands)
Deferred tax assets
Allowance for doubtful accounts	$3,419	$3,419	$ —	$2,183	$2,183	$ —
Compensation and benefit related accruals	32,859	26,999	5,860	42,302	35,831	6,471
Malpractice insurance	13,123	2,112	11,011	14,409	3,762	10,647
Restructuring reserve	2,683	2,683	—	1,988	1,988	—
Net operating loss carryforwards	27,716	558	27,158	26,941	853	26,088
Other	2,068	2,068	—	2,475	2,117	358
Stock options	650	—	650	1,927	—	1,927
Excess capital loss	6,381	—	6,381	270	—	270
Uncertain tax positions	3,306	—	3,306	3,096	—	3,096

Total deferred tax assets	92,205	37,839	54,366	95,591	46,734	48,857
Deferred tax liabilities
Deferred income	(11,135)	(4,138)	(6,997)	(31,660)	(24,698)	(6,962)
Other	(397)	(397)	—	(2,048)	(356)	(1,692)
Depreciation and amortization	(92,470)	—	(92,470)	(109,873)	—	(109,873)

Total deferred tax liabilities	(104,002)	(4,535)	(99,467)	(143,581)	(25,054)	(118,527)
Net deferred taxes before valuation allowance	(11,797)	33,304	(45,101)	(47,990)	21,680	(69,670)
Valuation allowance	(16,623)	(2,650)	(13,973)	(15,733)	(3,375)	(12,358)

Net deferred taxes	$(28,420)	$30,654	$(59,074)	$(63,723)	$18,305	$(82,028)

The valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses, capital losses and other net deferred tax assets of loss entities. The net deferred tax liabilities at December 31, 2010 and 2011 of approximately $28.4 million and $63.7 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed the required assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income and the impact of tax-planning strategies that management plans to implement. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total state net operating losses are approximately $577.2 million. State net operating loss carry forwards expire and are subject to gross valuation allowances as follows (in thousands):

	State Net Operating Losses	Gross Valuation Allowance
2012	12,758	12,608
2013	58,419	56,411
2014	13,839	8,795
2015	11,137	9,939
Thereafter through 2031	481,007	321,975

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

The reconciliation of the Company’s unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies — January 1, 2009	$22,492
Reductions for tax positions taken in prior periods due primarily to statute expiration	(1,774)
Additions for existing tax positions taken	2,017

Gross tax contingencies — December 31, 2009	22,735
Acquired contingencies — Regency Management Company	915
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,972)
Additions for existing tax positions taken	1,632

Gross tax contingencies — December 31, 2010	22,310
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,706)
Reductions for tax positions taken in prior periods due to change in estimate	(7,012)
Additions for existing tax positions taken	3,064

Gross tax contingencies — December 31, 2011	$15,656

In the fourth quarter of 2011, the Company recognized $7.0 million of income tax benefits based on new information discovered by the Company which substantiates previously unrecognized tax benefits from an acquisition which occurred in 1999.

As of December 31, 2010 and 2011, the Company had $22.3 million and $15.6 million of unrecognized tax benefits, respectively, all of which, if fully recognized, would affect the Company’s effective income tax rate.

As of December 31, 2011, changes to the Company’s gross unrecognized tax benefits that are reasonably possible in the next 12 months are not material. The Company’s policy is to include interest related to income

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taxes in income tax expense. As of December 31, 2010 and December 31, 2011, the Company had accrued interest related to income taxes of $1.3 million, net of federal income taxes. Interest recognized for each of the years ended December 31, 2009, 2010, and 2011 was $0.4 million, net of federal income tax benefits.

The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state, local and foreign income tax matters have been concluded for years through 2005.

13.	Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as HCE’s (highly compensated employees) may contribute up to 30% of their salary; HCE’s may contribute up to 6% of their salary. The Plan provides a discretionary company match which is determined annually. Currently, the Company matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee’s hire date. The expense incurred by the Company related to this plan was $8.4 million, $6.0 million and $7.6 million during the years ended December 31, 2009, 2010 and 2011, respectively.

14.	Segment Information

The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, stock compensation expense, long-term incentive compensation, depreciation and amortization, gain (loss) on early retirement of debt, equity in earnings (losses) of unconsolidated subsidiaries and other income (expense).

The following table summarizes selected financial data for the Company’s reportable segments:

	Year Ended December 31, 2009
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(In thousands)
Net revenue	$1,557,821	$681,892	$158	$2,239,871
Adjusted EBITDA	290,370	89,072	(49,215)	330,227
Total assets(1):
Select Medical Corporation	1,936,416	497,925	150,751	2,585,092
Select Medical Holdings Corporation	1,936,416	497,925	153,805	2,588,146
Capital expenditures	46,452	9,940	1,485	57,877

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(In thousands)
Net revenue	$1,702,165	$688,017	$108	$2,390,290
Adjusted EBITDA	284,558	83,772	(61,251)	307,079
Total assets(1):
Select Medical Corporation	2,162,726	481,828	75,018	2,719,572
Select Medical Holdings Corporation	2,162,726	481,828	77,532	2,722,086
Capital expenditures	39,237	9,449	3,075	51,761

	Year Ended December 31, 2011
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(In thousands)
Net revenue	$2,095,519	$708,867	$121	$2,804,507
Adjusted EBITDA	362,334	83,864	(60,237)	385,961
Total assets(1):
Select Medical Corporation	2,187,767	429,503	153,468	2,770,738
Select Medical Holdings Corporation	2,187,767	429,503	154,877	2,772,147
Capital expenditures	30,464	12,135	3,417	46,016

(1)	The specialty hospital segment includes $11.3 million, $11.3 million and $2.7 million in real estate assets held for sale on December 31, 2009, 2010 and 2011, respectively.

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Year Ended December 31, 2009
	Specialty Hospitals	Outpatient Rehabilitation	All Other
	(In thousands)
Adjusted EBITDA	$290,370	$89,072	$(49,215)
Depreciation and amortization	(42,479)	(24,963)	(3,539)
Long-term incentive compensation	—	—	(18,261)
Stock compensation expense	—	—	(5,147)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$247,891	$64,109	$(76,162)	$235,838	$235,838
Gain on early retirement of debt				13,575	12,446
Other income (expense)				(632)	3,204
Interest expense, net				(132,377)	(99,451)

Income before income taxes				$116,404	$152,037

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Specialty Hospitals	Outpatient Rehabilitation	All Other
	(In thousands)
Adjusted EBITDA	$284,558	$83,772	$(61,251)
Depreciation and amortization	(45,116)	(20,444)	(3,146)
Stock compensation expense	—	—	(2,236)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$239,442	$63,328	$(66,633)	$236,137	$236,137
Equity in losses of unconsolidated subsidiaries				(440)	(440)
Other income				632	632
Interest expense, net				(112,337)	(84,472)

Income before income taxes				$123,992	$151,857

	Year Ended December 31, 2011
	Specialty Hospitals	Outpatient Rehabilitation	All Other
	(In thousands)
Adjusted EBITDA	$362,334	$83,864	$(60,237)
Depreciation and amortization	(50,629)	(16,487)	(4,401)
Stock compensation expense	—	—	(3,725)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$311,705	$67,377	$(68,363)	$310,719	$310,719
Loss on early retirement of debt				(31,018)	(20,385)
Equity in earnings of unconsolidated subsidiaries				2,923	2,923
Interest expense, net				(98,894)	(80,910)

Income before income taxes				$183,730	$212,347

15.	Income per Share

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

Under the two class method:

(a) Net income attributable to Select Medical Holdings Corporation is reduced by the contractual amount of dividends in the current period for each class of stock.

(b) The remaining income is allocated to common stock, unvested restricted stock and participating preferred stock to the extent that each security may share in income, as if all of the earnings for the period had been distributed. The total income allocated to each security is determined by adding together the amount allocated for dividends and the amount allocated for participation features.

(c) The income allocated to common stock is then divided by the weighted average number of outstanding shares to which the earnings are allocated to determine the income per share for common stock.

In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between the common stock, unvested restricted stock and participating preferred stock due to the equal participation rights of the common stock, unvested restricted stock and participating preferred stock (i.e., the voting conversion rights).

The following table sets forth for the periods indicated the calculation of income per share in the Company’s Consolidated Statement of Operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Year Ended December 31,
	2009	2010	2011
	(In thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$75,282	$77,644	$107,846
Less: Preferred dividends	19,537	—	—
Less: Earnings allocated to unvested restricted stockholders	429	322	1,205
Less: Earnings allocated to preferred stockholders	3,025	—	—

Net income available to common stockholders	$52,291	$77,322	$106,641

Denominator:
Weighted average shares — basic	85,587	159,184	150,501
Effect of dilutive securities:
Stock options	458	258	224

Weighted average shares — diluted	86,045	159,442	150,725

Basic income per common share:	$0.61	$0.49	$0.71
Diluted income per common share:	$0.61	$0.48	$0.71

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2009	2010	2011
	(In thousands)
Stock options	142	2,390	2,414

16.	Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of Select’s 2005 senior secured credit facility was $506.8 million and the fair value was $497.7 million at December 31, 2010. The carrying value of Select’s 2011 senior secured credit facility was $878.0 million and the fair value was $823.3 million at December 31, 2011. The fair value of Select’s senior secured credit facilities was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of the 7 5/8% senior subordinated notes was $611.5 million and $345.0 million at December 31, 2010 and December 31, 2011, respectively. The fair value of the 7 5/8% senior subordinated notes was $616.1 million and $326.4 million at December 31, 2010 and December 31, 2011, respectively. The fair value of this registered debt was based on quoted market prices.

The carrying value of the senior floating rate notes was $167.3 million at both December 31, 2010 and December 31, 2011. The fair value of the senior floating rate notes was $156.0 million and $143.9 million at December 31, 2010 and December 31, 2011, respectively. The fair value of this registered debt was based on quoted market prices.

17.	Related Party Transactions

The Company rents its corporate office space from related parties affiliated through common ownership or management. The Company made rental payments aggregating $4.0 million during the year ended December 31, 2009, $3.9 million during the year ended December 31, 2010 and $4.0 million during the year ended December 31, 2011 to the affiliated companies.

As of December 31, 2011, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2012	$3,455
2013	3,449
2014	3,400
2015	2,990
2016	3,108
Thereafter	21,745

$38,147

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies

Leases

The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2011 are approximately as follows (in thousands):

2012	$116,734
2013	92,067
2014	72,627
2015	53,006
2016	37,546
Thereafter	320,843

$692,823

Total rent expense for operating leases, including cancelable leases, for the years ended December 31, 2009, 2010 and 2011 was $145.3 million, $154.8 million and $163.9 million, respectively.

Property rent expense to unrelated parties for the years ended December 31, 2009, 2010 and 2011 was $117.1 million, $118.3 million and $118.4 million, respectively.

Construction Commitments

At December 31, 2011, the Company has outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $3.0 million.

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

In September 2010, the Company entered into a three year employment agreement with an additional executive officer. Under this agreement, the officer currently receives a total annual salary of $640,000 per year. The employment agreement also contains a change of control provision. Except in connection with a change of control, if Select terminates the officer’s employment for any reason other than for cause and other than due to death or disability, the officer will be entitled to receive an amount equal to twelve months of his base salary, payable over the twelve month period following such termination. After three years the term of the employment agreement will automatically renew for successive one year terms unless either the officer or Select provides notice of non-renewal to the other party at least 60 days prior to the expiration of the then current term.

The Company has entered into change in control agreements with four other members of senior management.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team for the team’s headquarters complex that requires a payment of $2.8 million in 2012. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.

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

The Company is subject to legal proceedings and claims that arise in the ordinary course of business, which include malpractice claims covered under insurance policies, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

In September 2011, the Company entered into a settlement agreement with the United States government in connection with a qui tam lawsuit filed in Columbus, Ohio against certain of the Company’s subsidiaries. The lawsuit, filed under seal in September 2007, led to the Company receiving, in July 2009, a subpoena from the government seeking various documents concerning the Company’s financial relationships with certain physicians practicing at its LTCHs in Columbus, Ohio. Under the terms of the settlement, the Company paid $7.5 million to the government and entered into a five-year corporate integrity agreement covering the Company’s LTCHs. The Company does not expect to incur any additional material charges in connection with this matter.

19.	Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2009, 2010 and 2011:

	For the Year Ended December 31,
	2009	2010	2011
	(In thousands)
Dividends declared to Holdings (Select Medical Corporation)(1)	$12,900	$12,600	$5,240
Notes issued with acquisitions (Note 2)	284	—	1,020
Liabilities assumed with acquisitions (Note 2)	137	48,479	701

(1)	Recorded in accrued other liabilities on the consolidated balance sheet of Select Medical Corporation.

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2010 and 2011 and the years ended December 31, 2009, 2010 and 2011.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2011

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$11,427	$ —	$616	$ —		$12,043
Accounts receivable, net	—	369,321	44,422	—		413,743
Current deferred tax asset	11,415	3,221	3,669	—		18,305
Prepaid income taxes	9,497	—	—	—		9,497
Other current assets	6,340	19,407	4,075	—		29,822

Total Current Assets	38,679	391,949	52,782	—		483,410
Property and equipment, net	14,641	440,736	54,651	—		510,028
Investment in affiliates	2,751,776	83,772	—	(2,835,548	)(a)(b)	—
Goodwill	—	1,631,716	—	—		1,631,716
Other identifiable intangibles	—	72,123	—	—		72,123
Assets held for sale	2,742	—	—	—		2,742
Other assets	28,386	41,480	853	—		70,719

Total Assets	$2,836,224	$2,661,776	$108,286	$(2,835,548)		$2,770,738

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$16,609	$ —	$ —	$ —		$16,609
Current portion of long-term debt and notes payable	8,853	390	1,605	—		10,848
Accounts payable	7,353	76,207	12,058	—		95,618
Intercompany accounts	975,809	(880,537)	(95,272)	—		—
Accrued payroll	229	82,518	141	—		82,888
Accrued vacation	3,703	41,305	6,242	—		51,250
Accrued interest	11,843	137	—	—		11,980
Accrued restructuring	—	5,027	—	—		5,027
Accrued other	47,829	51,086	7,401	—		106,316
Due to third party payors	—	13,633	(8,107)	—		5,526

Total Current Liabilities	1,072,228	(610,234)	(75,932)	—		386,062
Long-term debt, net of current portion	733,328	425,315	60,007	—		1,218,650
Non-current deferred tax liability	(2,509)	75,750	8,787	—		82,028
Other non-current liabilities	46,555	17,970	380	—		64,905

Total Liabilities	1,849,602	(91,199)	(6,758)	—		1,751,645
Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	848,844	—	—	—		848,844
Retained earnings	137,778	627,120	23,154	(650,274	)(b)	137,778
Subsidiary investment	—	2,125,855	59,419	(2,185,274	)(a)	—

Total Select Medical Corporation Stockholder’s Equity	986,622	2,752,975	82,573	(2,835,548)		986,622
Non-controlling interest	—	—	32,471	—		32,471

Total Equity	986,622	2,752,975	115,044	(2,835,548)		1,019,093

Total Liabilities and Equity	$2,836,224	$2,661,776	$108,286	$(2,835,548)		$2,770,738

(a)	Elimination of investments in consolidated subsidiaries.

(b)	Elimination of investments in consolidated subsidiaries’ earnings.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$121	$2,436,177	$368,209	$ —		$2,804,507

Costs and expenses:
Cost of services	1,729	1,996,671	310,170	—		2,308,570
General and administrative	61,995	359	—	—		62,354
Bad debt expense	—	44,300	7,047	—		51,347
Depreciation and amortization	4,115	58,064	9,338	—		71,517

Total costs and expenses	67,839	2,099,394	326,555	—		2,493,788

Income (loss) from operations	(67,718)	336,783	41,654	—		310,719
Other income and expense:
Intercompany interest and royalty fees	(3,408)	3,382	26	—		—
Intercompany management fees	120,013	(102,970)	(17,043)	—		—
Loss on early retirement of debt	(20,385)	—	—	—		(20,385)
Equity in earnings of unconsolidated subsidiaries	—	2,870	53	—		2,923
Interest income	132	122	68			322
Interest expense	(41,817)	(34,612)	(4,803)	—		(81,232)

Income (loss) before income taxes	(13,183)	205,575	19,955	—		212,347
Income tax expense (benefit)	(12,821)	92,561	1,244	—		80,984
Equity in earnings of subsidiaries	126,809	13,406	—	(140,215	)(a)	—

Net income	126,447	126,420	18,711	(140,215)		131,363
Less: Net income attributable to non-controlling interests	—	—	4,916	—		4,916

Net income attributable to Select Medical Corporation	$126,447	$126,420	$13,795	$(140,215)		$126,447

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Operating activities
Net income	$126,447	$126,420	$18,711	$(140,215)(a)	$131,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,115	58,064	9,338	—	71,517
Provision for bad debts	—	44,300	7,047	—	51,347
Loss on early retirement of debt	20,385	—	—	—	20,385
Loss (gain) from disposal of assets	13	(5,024)	45	—	(4,966)
Non-cash stock compensation expense	3,725	—	—	—	3,725
Amortization of debt discount	724	—	—	—	724
Deferred income taxes	35,305	—	—	—	35,305
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(126,809)	(13,406)	—	140,215(a)	—
Intercompany	54,842	(42,624)	(12,218)	—	—
Accounts receivable	—	(98,966)	(12,160)	—	(111,126)
Other current assets	(1,780)	1,165	(586)	—	(1,201)
Other assets	(6,093)	6,813	265	—	985
Accounts payable	1,326	16,247	3,056	—	20,629
Due to third-party payors	—	1,408	(1,181)	—	227
Accrued expenses	14,823	5,522	794	—	21,139

Net cash provided by operating activities	127,023	99,919	13,111	—	240,053

Investing activities
Purchases of property and equipment	(3,413)	(37,759)	(4,844)	—	(46,016)
Investment in business	—	(15,699)	—	—	(15,699)
Acquisition of businesses, net of cash acquired	—	(899)	—	—	(899)
Proceeds from sale of assets	—	7,879	—	—	7,879

Net cash used in investing activities	(3,413)	(46,478)	(4,844)	—	(54,735)

Financing activities
Borrowings on revolving credit facility	735,000	—	—	—	735,000
Payments on revolving credit facility	(720,000)	—	—	—	(720,000)
Borrowings on 2011 credit facility term loan	841,500	—	—	—	841,500
Payments on 2011 credit facility term loans	(4,250)	—	—	—	(4,250)
Payments on 2005 credit facility term loans, net of call premium	(484,633)	—	—	—	(484,633)
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	(273,941)	—	—	—	(273,941)
Borrowings of other debt	6,100	955	—	—	7,055
Principal payments on other debt	(5,662)	(755)	(1,082)	—	(7,499)
Debt issuance costs	(18,556)	—	—	—	(18,556)
Repayment of bank overdrafts	(2,183)	—	—	—	(2,183)
Equity investment by Holdings	208	—	—	—	208
Dividends paid to Holdings	(245,729)	—	—	—	(245,729)
Intercompany debt reallocation	59,814	(57,208)	(2,606)	—	—
Distributions to non-controlling interests	—	—	(4,612)	—	(4,612)

Net cash used in financing activities	(112,332)	(57,008)	(8,300)	—	(177,640)

Net increase (decrease) in cash and cash equivalents	11,278	(3,567)	(33)	—	7,678
Cash and cash equivalents at beginning of period	149	3,567	649	—	4,365

Cash and cash equivalents at end of period	$11,427	$—	$616	$—	$12,043

(a)	Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2010

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$149	$3,567	$649	$ —		$4,365
Accounts receivable, net	—	314,123	39,309	—		353,432
Current deferred tax asset	8,007	19,226	3,421	—		30,654
Prepaid income taxes	12,699	—	—	—		12,699
Other current assets	4,560	20,127	3,489	—		28,176

Total Current Assets	25,415	357,043	46,868	—		429,326
Property and equipment, net	6,806	467,554	57,740	—		532,100
Investment in subsidiaries	2,667,767	81,839	—	(2,749,606	)(a)(b)	—
Goodwill	—	1,631,252	—	—		1,631,252
Other identifiable intangibles	—	80,119	—	—		80,119
Assets held for sale	11,342	—	—	—		11,342
Other assets	22,293	12,022	1,118	—		35,433

Total Assets	$2,733,623	$2,629,829	$105,726	$(2,749,606)		$2,719,572

Liabilities and Equity

Current Liabilities:
Bank overdrafts	$18,792	$ —	$ —	$ —		$18,792
Current portion of long-term debt and notes payable	147,609	758	1,012	—		149,379
Accounts payable	6,027	59,164	9,002	—		74,193
Intercompany accounts	925,741	(832,683)	(93,058)	—		—
Accrued payroll	967	62,539	254	—		63,760
Accrued vacation	3,255	37,948	5,385	—		46,588
Accrued interest	21,198	388	—	—		21,586
Accrued restructuring	—	6,754	—	—		6,754
Accrued other	29,948	79,157	7,351	—		116,456
Due to third party payors	—	12,225	(6,926)	—		5,299

Total Current Liabilities	1,153,537	(573,750)	(76,980)	—		502,807
Long-term debt, net of current portion	429,743	482,858	62,312	—		974,913
Non-current deferred tax liability	2,266	48,976	7,832	—		59,074
Other non-current liabilities	63,483	3,167	—	—		66,650

Total Liabilities	1,649,029	(38,749)	(6,836)	—		1,603,444
Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	834,894	—	—	—		834,894
Retained earnings	249,700	500,700	24,587	(525,287	)(b)	249,700
Subsidiary investment	—	2,167,878	56,441	(2,224,319	)(a)	—

Total Select Medical Corporation Stockholder’s Equity	1,084,594	2,668,578	81,028	(2,749,606)		1,084,594
Non-controlling interest	—	—	31,534	—		31,534

Total Equity	1,084,594	2,668,578	112,562	(2,749,606)		1,116,128

Total Liabilities and Equity	$2,733,623	$2,629,829	$105,726	$(2,749,606)		$2,719,572

(a)	Elimination of investments in consolidated subsidiaries.

(b)	Elimination of investments in consolidated subsidiaries’ earnings.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$107	$2,060,001	$330,182	$ —		$2,390,290

Costs and expenses:
Cost of services	1,473	1,703,096	277,610	—		1,982,179
General and administrative	53,035	9,086	—	—		62,121
Bad debt expense	—	34,267	6,880	—		41,147
Depreciation and amortization	2,837	57,267	8,602	—		68,706

Total costs and expenses	57,345	1,803,716	293,092	—		2,154,153

Income (loss) from operations	(57,238)	256,285	37,090	—		236,137
Other income and expense:
Intercompany interest and royalty fees	(4,057)	4,026	31	—		—
Intercompany management fees	101,878	(86,451)	(15,427)	—		—
Equity in losses of unconsolidated subsidiaries	—	(440)	—	—		(440)
Other income	632	—	—	—		632
Interest expense	(44,921)	(34,965)	(4,586)	—		(84,472)

Income (loss) before income taxes	(3,706)	138,455	17,108	—		151,857
Income tax expense (benefit)	(7,097)	56,271	2,206	—		51,380
Equity in earnings of subsidiaries	92,366	10,647	—	(103,013	)(a)	—

Net income	95,757	92,831	14,902	(103,013)		100,477
Less: Net income attributable to non-controlling interests	—	—	4,720	—		4,720

Net income attributable to Select Medical Corporation	$95,757	$92,831	$10,182	$(103,013)		$95,757

(a)	Elimination of equity in net income from consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$95,757	$92,831	$14,902	$(103,013	)(a)	$100,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,837	57,267	8,602	—		68,706
Provision for bad debts	—	34,267	6,880	—		41,147
Loss from disposal of assets	4	329	151	—		484
Non-cash gain from interest rate swaps	(632)	—	—	—		(632)
Non-cash stock compensation expense	2,236	—	—	—		2,236
Deferred income taxes	9,450	—	—	—		9,450
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(92,366)	(10,647)	—	103,013	(a)	—
Intercompany	19,079	(4,664)	(14,415)	—		—
Accounts receivable	—	(42,549)	(21,780)	—		(64,329)
Other current assets	826	(1,008)	1,777	—		1,595
Other assets	107	(1,032)	1,193	—		268
Accounts payable	2,798	(9,971)	12	—		(7,161)
Due to third-party payors	—	(4,390)	2,488	—		(1,902)
Accrued expenses	(25,160)	42,387	2,498	—		19,725

Net cash provided by operating activities	14,936	152,820	2,308	—		170,064

Investing activities
Purchases of property and equipment	(3,078)	(33,186)	(15,497)	—		(51,761)
Proceeds from sale of property	—	565	—	—		565
Acquisition of businesses, net of cash acquired	—	(165,802)	—	—		(165,802)

Net cash used in investing activities	(3,078)	(198,423)	(15,497)	—		(216,998)

Financing activities
Equity investment by Holdings	241	—	—	—		241
Borrowings on revolving credit facility	227,000	—	—	—		227,000
Payments on revolving credit facility	(202,000)	—	—	—		(202,000)
Payments on credit facility term loan	(1,223)	—	—	—		(1,223)
Borrowings of other debt	5,564	—	783	—		6,347
Principal payments on other debt	(5,589)	(946)	(901)	—		(7,436)
Dividends paid to Holdings	(69,671)	—	—	—		(69,671)
Proceeds from bank overdrafts	18,792	—	—	—		18,792
Intercompany debt reallocation	(65,763)	47,818	17,945	—		—
Distributions to non-controlling interests	—	—	(4,431)	—		(4,431)

Net cash provided by (used in) financing activities	(92,649)	46,872	13,396	—		(32,381)

Net increase (decrease) in cash and cash equivalents	(80,791)	1,269	207	—		(79,315)
Cash and cash equivalents at beginning of period	80,940	2,298	442	—		83,680

Cash and cash equivalents at end of period	$149	$3,567	$649	$ —		$4,365

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
			(in thousands)
Net operating revenues	$158	$1,991,471	$248,242	$ —		$2,239,871

Costs and expenses:
Cost of services	372	1,610,333	209,066	—		1,819,771
General and administrative	72,264	145	—	—		72,409
Bad debt expense	—	35,113	5,759	—		40,872
Depreciation and amortization	3,224	61,505	6,252	—		70,981

Total costs and expenses	75,860	1,707,096	221,077	—		2,004,033

Income (loss) from operations	(75,702)	284,375	27,165	—		235,838
Other income and expense:
Intercompany interest and royalty fees	(7,459)	7,412	47	—		—
Intercompany management fees	118,367	(108,042)	(10,325)	—		—
Gain on early retirement of debt	12,446	—	—	—		12,446
Other income	3,204	—	—	—		3,204
Interest income	65	27	—	—		92
Interest expense	(62,244)	(34,015)	(3,284)	—		(99,543)

Income (loss) before income taxes	(11,323)	149,757	13,603	—		152,037
Income tax expense (benefit)	(7,045)	56,030	1,002	—		49,987
Equity in earnings of subsidiaries	102,722	9,778	—	(112,500	)(a)	—

Net income	98,444	103,505	12,601	(112,500)		102,050
Less: Net income attributable to non-controlling interests	—	—	3,606	—		3,606

Net income attributable to Select Medical Corporation	$98,444	$103,505	$8,995	$(112,500)		$98,444

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$98,444	$103,505	$12,601	$(112,500	)(a)	$102,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,224	61,505	6,252	—		70,981
Provision for bad debts	—	35,113	5,759	—		40,872
Gain on early retirement of debt	(12,446)	—	—	—		(12,446)
Loss (gain) from disposal of assets and sale of business units	11	639	(772)	—		(122)
Non-cash gain from interest rate swaps	(3,204)	—	—	—		(3,204)
Non-cash stock compensation expense	5,147	—	—	—		5,147
Deferred income taxes	27,103	—	—	—		27,103
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(102,722)	(9,778)	—	112,500	(a)	—
Intercompany	145,852	(133,436)	(12,416)	—		—
Accounts receivable	7	(24,608)	(10,854)	—		(35,455)
Other current assets	(2,692)	5,846	(4,271)	—		(1,117)
Other assets	10,220	(4,683)	30	—		5,567
Accounts payable	(1,424)	1,404	983	—		963
Due to third-party payors	—	(9,641)	5,837	—		(3,804)
Accrued expenses	3,852	(7,131)	5,222	—		1,943

Net cash provided by operating activities	171,372	18,735	8,371	—		198,478

Investing activities
Purchases of property and equipment	(1,889)	(41,686)	(14,302)	—		(57,877)
Proceeds from sale of property	—	1,341	—	—		1,341
Acquisition of businesses, net of cash acquired	—	(21,381)	—	—		(21,381)

Net cash used in investing activities	(1,889)	(61,726)	(14,302)	—		(77,917)

Financing activities
Borrowings on revolving credit facility	193,000	—	—	—		193,000
Payments on revolving credit facility	(343,000)	—	—	—		(343,000)
Payments on credit facility term loan	(173,433)	—	—	—		(173,433)
Repurchase of 7 5/8% senior subordianted notes	(30,114)	—	—	—		(30,114)
Borrowings of other debt	6,396	—	793	—		7,189
Principal payments on seller and other debt	(6,336)	(928)	(11)	—		(7,275)
Dividends paid to Holdings	(39,387)	—	—	—		(39,387)
Payment of initial public offering costs	(1,737)	—	—	—		(1,737)
Equity investment by Holdings	316,012	—	—	—		316,012
Repayment of bank overdrafts	(21,130)	—	—	—		(21,130)
Intercompany debt reallocation	(47,146)	41,109	6,037	—		—
Equity contribution and loans from non-controlling interests	—	—	1,500	—		1,500
Distributions to non-controlling interests	—	—	(2,766)	—		(2,766)

Net cash provided by (used in) financing activities	(146,875)	40,181	5,553	—		(101,141)

Net increase (decrease) in cash and cash equivalents	22,608	(2,810)	(378)	—		19,420
Cash and cash equivalents at beginning of period	58,332	5,108	820	—		64,260

Cash and cash equivalents at end of period	$80,940	$2,298	$442	$ —		$83,680

(a)	Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Selected Quarterly Financial Data (Unaudited)

The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Select Medical Holdings Corporation
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2010
Net operating revenues	$584,813	$579,877	$588,250	$637,350
Income from operations	72,649	72,576	41,954	48,958
Net income attributable to Select Medical Holdings Corporation	$24,226	$24,462	$8,009	$20,947
Income per common share:
Basic	$0.15	$0.15	$0.05	$0.13
Diluted	$0.15	$0.15	$0.05	$0.13

	Select Medical Corporation
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2010
Net operating revenues	$584,813	$579,877	$588,250	$637,350
Income from operations	72,649	72,576	41,954	48,958
Net income attributable to Select Medical Corporation	$28,779	$28,982	$12,465	$25,531

	Select Medical Holdings Corporation
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2011
Net operating revenues	$693,186	$698,749	$694,131	$718,441
Income from operations	87,632	81,026	68,073	73,988
Net income attributable to Select Medical Holdings Corporation	$33,672	$11,719	$25,596	$36,859
Income per common share:
Basic	$0.22	$0.08	$0.17	$0.25
Diluted	$0.22	$0.08	$0.17	$0.25

	Select Medical Corporation
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2011
Net operating revenues	$693,186	$698,749	$694,131	$718,441
Income from operations	87,632	81,026	68,073	73,988
Net income attributable to Select Medical Corporation	$38,224	$22,272	$27,291	$38,660

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated March 2, 2012, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation

Select Medical Corporation

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions (A)	Deductions (B)	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2011	$44,416	$51,347	$108	$(48,402)	$47,469
Year ended December 31, 2010	$43,357	$41,147	$7,448	$(47,536)	$44,416
Year ended December 31, 2009	$57,052	$40,872	$—	$(54,567)	$43,357

Income Tax Valuation Allowance
Year ended December 31, 2011	$16,622	$(889)	$—	$—	$15,733
Year ended December 31, 2010	$22,372	$(5,750)	$—	$—	$16,622
Year ended December 31, 2009	$23,008	$(636)	$—	$—	$22,372

(A)	Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)	Allowance for doubtful accounts deductions represent write-offs against the reserve for 2009, 2010 and 2011.