Form 10-Q
period 2012-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2012-05-03
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From to .

Commission File Numbers: 001 – 34465 and 001 – 31441

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of April 30, 2012, Select Medical Holdings Corporation had outstanding 141,056,662 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	March 31,	December 31,	March 31,
	2011	2012	2011	2012

ASSETS
Current Assets:
Cash and cash equivalents	$12,043	$9,274	$12,043	$9,274
Accounts receivable, net of allowance for doubtful accounts of $47,469 and $44,466 in 2011 and 2012, respectively	413,743	465,687	413,743	465,687
Current deferred tax asset	18,305	19,894	18,305	19,894
Prepaid income taxes	9,497	—	9,497	—
Other current assets	29,822	34,178	29,822	34,178
Total Current Assets	483,410	529,033	483,410	529,033

Property and equipment, net	510,028	491,773	510,028	491,773
Goodwill	1,631,716	1,631,383	1,631,716	1,631,383
Other identifiable intangibles	72,123	71,868	72,123	71,868
Assets held for sale	2,742	2,742	2,742	2,742
Other assets	72,128	79,779	70,719	78,463

Total Assets	$2,772,147	$2,806,578	$2,770,738	$2,805,262

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$16,609	$19,100	$16,609	$19,100
Current portion of long-term debt and notes payable	10,848	14,451	10,848	14,451
Accounts payable	95,618	94,058	95,618	94,058
Accrued payroll	82,888	70,634	82,888	70,634
Accrued vacation	51,250	54,701	51,250	54,701
Accrued interest	15,096	5,942	11,980	5,489
Accrued restructuring	5,027	4,325	5,027	4,325
Accrued other	101,076	95,652	106,316	95,652
Income taxes payable	—	16,095	—	16,095
Due to third party payors	5,526	6,011	5,526	6,011
Total Current Liabilities	383,938	380,969	386,062	380,516

Long-term debt, net of current portion	1,385,950	1,399,039	1,218,650	1,231,739
Non-current deferred tax liability	82,028	85,029	82,028	85,029
Other non-current liabilities	64,905	69,459	64,905	69,459

Total Liabilities	1,916,821	1,934,496	1,751,645	1,766,743

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 145,268,190 shares and 142,158,133 shares issued and outstanding in 2011 and 2012, respectively	145	142	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	493,828	479,547	848,844	850,800
Retained earnings	328,882	359,990	137,778	155,316
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	822,855	839,679	986,622	1,006,116
Non-controlling interest	32,471	32,403	32,471	32,403
Total Equity	855,326	872,082	1,019,093	1,038,519

Total Liabilities and Equity	$2,772,147	$2,806,578	$2,770,738	$2,805,262

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Quarter Ended March 31,		For the Quarter Ended March 31,
	2011	2012	2011	2012

Net operating revenues	$693,186	$744,021	$693,186	$744,021

Costs and expenses:
Cost of services	557,416	611,619	557,416	611,619
General and administrative	16,566	14,224	16,566	14,224
Bad debt expense	14,350	10,375	14,350	10,375
Depreciation and amortization	17,222	16,199	17,222	16,199
Total costs and expenses	605,554	652,417	605,554	652,417

Income from operations	87,632	91,604	87,632	91,604

Other income and expense:
Equity in earnings (losses) of unconsolidated subsidiaries	(73)	2,465	(73)	2,465
Interest income	56	—	56	—
Interest expense	(25,664)	(23,922)	(18,662)	(21,250)

Income before income taxes	61,951	70,147	68,953	72,819

Income tax expense	26,564	27,575	29,014	28,510

Net income	35,387	42,572	39,939	44,309

Less: Net income attributable to non-controlling interests	1,715	1,030	1,715	1,030

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$33,672	$41,542	$38,224	$43,279

Income per common share:
Basic	$0.22	$0.29
Diluted	$0.22	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Holdings Corporation Stockholders
	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2011	$855,326	145,268	$145	$493,828	$328,882	$32,471
Net income	42,572				41,542	1,030
Issuance and vesting of restricted stock	960	65	0	960
Exercise of stock options	95	29	0	95
Stock option expense	300			300
Repurchase of common shares	(25,739)	(3,204)	(3)	(15,302)	(10,434)
Distributions to non-controlling interests	(1,098)					(1,098)
Other	(334)			(334)
Balance at March 31, 2012	$872,082	142,158	$142	$479,547	$359,990	$32,403

Select Medical Corporation

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Corporation Stockholders
	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2011	$1,019,093	0	$0	$848,844	$137,778	$32,471
Net income	44,309				43,279	1,030
Federal tax benefit of losses contributed by Holdings	935			935
Additional investment by Holdings	95			95
Net change in dividends payable to Holdings	5,240				5,240
Dividends declared and paid to Holdings	(30,981)				(30,981)
Distributions to non-controlling interests	(1,098)					(1,098)
Other	(334)			(334)
Contribution related to restricted stock awards and stock option issuances by Holdings	1,260			1,260
Balance at March 31, 2012	$1,038,519	0	$0	$850,800	$155,316	$32,403

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2011	2012	2011	2012

Operating activities
Net income	$35,387	$42,572	$39,939	$44,309
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,222	16,199	17,222	16,199
Provision for bad debts	14,350	10,375	14,350	10,375
Loss (gain) from disposal or sale of assets	188	(3,550)	188	(3,550)
Non-cash stock compensation expense	880	1,261	880	1,261
Amortization of debt discount	507	311	—	311
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(100,135)	(62,319)	(100,135)	(62,319)
Other current assets	(3,076)	(4,419)	(3,076)	(4,419)
Other assets	2,052	2,028	1,914	1,935
Accounts payable	11,777	(1,560)	11,777	(1,560)
Due to third-party payors	(474)	485	(474)	485
Accrued expenses	(9,948)	(20,585)	(3,588)	(17,922)
Income and deferred taxes	26,238	27,382	28,688	28,317
Net cash provided by (used in) operating activities	(5,032)	8,180	7,685	13,422

Investing activities
Purchases of property and equipment	(12,920)	(11,751)	(12,920)	(11,751)
Proceeds from sale of assets	250	16,511	250	16,511
Investment in business	—	(7,840)	—	(7,840)
Acquisition of businesses, net of cash acquired	(2,000)	—	(2,000)	—
Net cash used in investing activities	(14,670)	(3,080)	(14,670)	(3,080)

Financing activities
Borrowings on revolving credit facilities	205,000	230,000	205,000	230,000
Payments on revolving credit facilities	(105,000)	(215,000)	(105,000)	(215,000)
Payments on 2011 credit facility term loans	—	(2,125)	—	(2,125)
Payments on 2005 credit facility term loans	(59,563)	—	(59,563)	—
Borrowings of other debt	5,496	5,835	5,496	5,835
Principal payments on other debt	(2,494)	(2,328)	(2,494)	(2,328)
Dividends paid to Holdings	—	—	(14,743)	(30,981)
Repurchase of common stock	(2,026)	(25,739)	—	—
Proceeds from issuance of common stock	81	95	—	—
Equity investment by Holdings	—	—	81	95
Proceeds from (repayment of) bank overdrafts	(9,418)	2,491	(9,418)	2,491
Distributions to non-controlling interests	(1,671)	(1,098)	(1,671)	(1,098)
Net cash provided by (used in) financing activities	30,405	(7,869)	17,688	(13,111)

Net increase (decrease in) cash and cash equivalents	10,703	(2,769)	10,703	(2,769)

Cash and cash equivalents at beginning of period	4,365	12,043	4,365	12,043
Cash and cash equivalents at end of period	$15,068	$9,274	$15,068	$9,274

Supplemental Cash Flow Information
Cash paid for interest	$41,365	$31,285	$28,648	$26,042
Cash paid for taxes	$103	$204	$103	$204

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 for the purpose of affecting a leveraged buyout of Select, which was a publicly traded entity.  On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the “Merger”). On September 30, 2009 Holdings completed its initial public offering of common stock.  Generally accepted accounting principles (“GAAP”) require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be “pushed down” and recorded in Select’s consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

The unaudited condensed consolidated financial statements of the Company as of March 31, 2012 and for the three month period ended March 31, 2011 and 2012 have been prepared in accordance with GAAP.  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The Company adopted Update 2011-05 on January 1, 2012.  Update 2011-05 had no effect on the Company’s presentation of other comprehensive income for the three months ended March 31, 2011 and 2012 because the Company did not have any items of other comprehensive income during these periods.

3.  Intangible Assets

The Company’s intangible assets consist of the following:

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$25,909	$(25,824)

Indefinite-lived intangible assets:
Goodwill	$1,631,383
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,160
Total	$1,703,166

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At March 31, 2012, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 8.2 years, respectively.

Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Amortization expense	$326	$255

Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreement entered into in connection with the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. The useful life of the outpatient rehabilitation division of HealthSouth Corporation’s non-compete is five years. Amortization expense related to this intangible asset for each of the next five years commencing January 1, 2012 is approximately as follows (in thousands):

2012	$340
2013	0
2014	0
2015	0
2016	0

The changes in the carrying amount of goodwill for the Company’s reportable segments for the three months ended March 31, 2012 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2011	$1,333,553	$298,163	$1,631,716
Other	(333)	—	(333)
Balance as of March 31, 2012	$1,333,220	$298,163	$1,631,383

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

The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
December 31, 2011	$5,027
Amounts paid in 2012	(435)
Accretion expense	83
Revision of estimate	(350)
March 31, 2012	$4,325

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

The carrying value of Select’s senior secured credit facility was $878.0 million and $891.2 million at December 31, 2011 and March 31, 2012, respectively.  The fair value of Select’s senior secured credit facility was $823.3 million and $859.0 million at December 31, 2011 and March 31, 2012, respectively.  The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 7 5/8% senior subordinated notes was $345.0 million at both December 31, 2011 and March 31, 2012.  The fair value of Select’s 7 5/8% senior subordinated notes was $326.4 million and $341.1 million at December 31, 2011 and March 31, 2012, respectively.  The fair value of this registered debt was based on quoted market prices.

The carrying value of Holdings’ senior floating rate notes was $167.3 million at both December 31, 2011 and March 31, 2012.  The fair value of Holdings’ senior floating rate notes was $143.9 million and $147.6 million at December 31, 2011 and March 31, 2012, respectively.  The fair value of this registered debt was based on quoted market prices.

6.  Segment Information

The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries, and other income (expense).

The following tables summarize selected financial data for the Company’s reportable segments for the three months ended March 31, 2011 and 2012.  The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended March 31, 2011
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$519,924	$173,191	$71	$693,186
Adjusted EBITDA	100,353	21,406	(16,025)	105,734
Total assets:
Select Medical Corporation	2,140,798	482,444	178,201	2,801,443
Select Medical Holdings Corporation	2,140,798	482,444	180,577	2,803,819
Capital expenditures	10,487	2,181	252	12,920

	Three Months Ended March 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$553,038	$190,899	$84	$744,021
Adjusted EBITDA	99,954	22,478	(13,368)	109,064
Total assets:
Select Medical Corporation	2,222,825	437,364	145,073	2,805,262
Select Medical Holdings Corporation	2,222,825	437,364	146,389	2,806,578
Capital expenditures	7,051	3,791	909	11,751

A reconciliation of Adjusted EBITDA to income before income taxes is as follows (in thousands):

	Three Months Ended March 31, 2011
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Select Medical Holdings Corporation	Select Medical Corporation
Adjusted EBITDA	$100,353	$21,406	$(16,025)
Depreciation and amortization	(12,046)	(4,459)	(717)
Stock compensation expense	—	—	(880)

Income (loss) from operations	$88,307	$16,947	$(17,622)	$87,632	$87,632
Equity in losses of unconsolidated subsidiaries				(73)	(73)
Interest expense, net				(25,608)	(18,606)

Income before income taxes				$61,951	$68,953

	Three Months Ended March 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Select Medical Holdings Corporation	Select Medical Corporation
Adjusted EBITDA	$99,954	$22,478	$(13,368)
Depreciation and amortization	(11,843)	(3,650)	(706)
Stock compensation expense	—	—	(1,261)

Income (loss) from operations	$88,111	$18,828	$(15,335)	$91,604	$91,604
Equity in earnings of unconsolidated subsidiaries				2,465	2,465
Interest expense, net				(23,922)	(21,250)

Income before income taxes				$70,147	$72,819

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

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Three Months Ended March 31,
	2011	2012
	(in thousands, except per share data)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$33,672	$41,542
Less: Earnings allocated to unvested restricted stockholders	361	633
Net income available to common stockholders	$33,311	$40,909

Denominator:
Weighted average shares — basic	152,838	141,426
Effect of dilutive securities:
Stock options	218	214
Weighted average shares — diluted	153,056	141,640

Basic income per common share	$0.22	$0.29
Diluted income per common share	$0.22	$0.29

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Stock options	2,372	2,415

8. Commitments and Contingencies

Litigation

The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

To cover claims arising out of the operations of the Company’s specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

During April 2012, the Company’s long term acute care hospital in Evansville, Indiana (“SSH—Evansville”) received two subpoenas from the Office of Attorney General for the State of Indiana. One subpoena demanded certain patient medical records of SSH—Evansville. The second subpoena demanded reports and documents related to SSH—Evansville for various periods beginning in 2006, including certain financial, statistical, billing and quality reports; certain policies and procedures; joint venture board meeting minutes and documents related to certain complaints and internal investigations. Two days later, SSH-Evansville received a Request for Information or Assistance from the Office of Inspector General of the U.S. Department of Health and Human Services (Indianapolis, Indiana Field Office) covering the period beginning in 2007 seeking substantially the same records demanded by the Office of Attorney General for the State of Indiana, additional patient medical records of SSH—Evansville and additional documents and information of SSH—Evansville, including documents concerning SSH—Evansville’s relationships with its joint venture partner and eight other identified persons and entities. Separately, also in April 2012, the Company’s long term acute care hospital in Beech Grove, Indiana received a request from an investigator with the Medicaid Fraud Control Unit of the Office of Attorney General for the State of Indiana to produce the medical records of a single patient.  On May 1, 2012, the Evansville (Indiana) Police Department executed a search warrant at SSH-Evansville purporting to seek evidence pertaining to the crime of theft.  The search warrant sought various items of personal property, including copy machines, facsimile machines, printers and personal communication devices, and various documents and business records regarding SSH-Evansville for a period beginning in May 2004, including claims for Medicaid and Medicare payment, EOB forms, patient files, Medicaid and Medicare reimbursement manuals, personnel files, complaints and investigations of employees, contractors and physicians and other documents. The Company has produced and will continue to produce documents in response to these requests, and intends to fully cooperate with these government investigations. At this time, the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At March 31, 2012, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $6.1 million.

9.              Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 7 5/8% Senior Subordinated Notes

Select’s 7 5/8% senior subordinated notes are fully and unconditionally guaranteed, except for customary limitations, on a senior subordinated basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”). Certain of Select’s subsidiaries did not guarantee the 7 5/8% senior subordinated notes (the “Non-Guarantor Subsidiaries”).

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2011 and March 31, 2012 and for the three months ended March 31, 2011 and 2012.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	March 31, 2012
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$5,255	$3,355	$664	$—		$9,274
Accounts receivable, net	—	419,428	46,259	—		465,687
Current deferred tax asset	13,388	2,798	3,708	—		19,894
Other current assets	10,817	19,262	4,099	—		34,178
Total Current Assets	29,460	444,843	54,730	—		529,033

Property and equipment, net	14,844	421,174	55,755	—		491,773
Investment in affiliates	2,798,795	74,531	—	(2,873,326	)(a) (b)	—
Goodwill	—	1,631,383	—	—		1,631,383
Other identifiable intangibles	—	71,868	—	—		71,868
Assets held for sale	2,742	—	—	—		2,742
Other assets	25,832	51,852	779	—		78,463

Total Assets	$2,871,673	$2,695,651	$111,264	$(2,873,326)		$2,805,262

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$19,100	$—	$—	$—		$19,100
Current portion of long-term debt and notes payable	12,519	365	1,567	—		14,451
Accounts payable	8,755	72,263	13,040	—		94,058
Intercompany accounts	968,181	(880,432)	(87,749)	—		—
Accrued payroll	95	70,296	243	—		70,634
Accrued vacation	4,219	43,784	6,698	—		54,701
Accrued interest	5,286	203	—	—		5,489
Accrued restructuring	—	4,325	—	—		4,325
Accrued other	36,427	52,441	6,784	—		95,652
Income taxes payable	16,095	—	—	—		16,095
Due to third party payors	—	18,661	(12,650)	—		6,011
Total Current Liabilities	1,070,677	(618,094)	(72,067)	—		380,516

Long-term debt, net of current portion	749,069	419,086	63,584	—		1,231,739
Non-current deferred tax liability	(3,660)	79,745	8,944	—		85,029
Other non-current liabilities	49,471	19,608	380	—		69,459

Total Liabilities	1,865,557	(99,655)	841	—		1,766,743

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	850,800	—	—	—		850,800
Retained earnings	155,316	669,785	18,861	(688,646	)(b)	155,316
Subsidiary investment	—	2,125,521	59,159	(2,184,680	)(a)	—
Total Select Medical Corporation Stockholder’s Equity	1,006,116	2,795,306	78,020	(2,873,326)		1,006,116

Non-controlling interest	—	—	32,403	—		32,403
Total Equity	1,006,116	2,795,306	110,423	(2,873,326)		1,038,519

Total Liabilities and Equity	$2,871,673	$2,695,651	$111,264	$(2,873,326)		$2,805,262

(a)  Elimination of investments in consolidated subsidiaries.

(b)  Elimination of investments in consolidated subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Quarter Ended March 31, 2012
	(Unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$84	$644,325	$99,612	$—		$744,021

Costs and expenses:
Cost of services	489	525,465	85,665	—		611,619
General and administrative	14,110	114	—	—		14,224
Bad debt expense	—	8,842	1,533	—		10,375
Depreciation and amortization	705	13,170	2,324	—		16,199
Total costs and expenses	15,304	547,591	89,522	—		652,417

Income (loss) from operations	(15,220)	96,734	10,090	—		91,604

Other income and expense:
Intercompany interest and royalty fees	(793)	785	8	—		—
Intercompany management fees	29,374	(25,083)	(4,291)	—		—
Equity in earnings of unconsolidated subsidiaries	—	2,455	10	—		2,465
Interest expense	(12,974)	(7,198)	(1,078)	—		(21,250)

Income from operations before income taxes	387	67,693	4,739	—		72,819

Income tax expense (benefit)	(235)	28,527	218	—		28,510
Equity in earnings of subsidiaries	42,657	3,499	—	(46,156	)(a)	—

Net income	43,279	42,665	4,521	(46,156)		44,309

Less: Net income attributable to non-controlling interests	—	—	1,030	—		1,030

Net income attributable to Select Medical Corporation	$43,279	$42,665	$3,491	$(46,156)		$43,279

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Quarter Ended March 31, 2012
	(Unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$43,279	$42,665	$4,521	$(46,156	)(a)	$44,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	705	13,170	2,324	—		16,199
Provision for bad debts	—	8,842	1,533	—		10,375
Loss (gain) from disposal of assets	—	(3,565)	15	—		(3,550)
Non-cash stock compensation expense	1,261	—	—	—		1,261
Amortization of debt discount	311	—	—	—		311
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(42,657)	(3,499)	—	46,156	(a)	—
Intercompany	(9,083)	11,082	(1,999)	—		—
Accounts receivable	—	(60,482)	(1,837)	—		(62,319)
Other current assets	(4,477)	82	(24)	—		(4,419)
Other assets	2,554	(693)	74	—		1,935
Accounts payable	1,402	(3,944)	982	—		(1,560)
Due to third-party payors	—	5,028	(4,543)	—		485
Accrued expenses	(17,577)	(286)	(59)	—		(17,922)
Income and deferred taxes	28,317	—	—	—		28,317
Net cash provided by operating activities	4,035	8,400	987	—		13,422

Investing activities
Purchases of property and equipment	(909)	(7,438)	(3,404)	—		(11,751)
Proceeds from sale of assets	—	16,511	—	—		16,511
Investment in business	—	(7,840)	—	—		(7,840)
Net cash provided by (used in) investing activities	(909)	1,233	(3,404)	—		(3,080)

Financing activities
Borrowings on revolving credit facility	230,000	—	—	—		230,000
Payments on revolving credit facility	(215,000)	—	—	—		(215,000)
Payments on 2011 credit facility term loans	(2,125)	—	—	—		(2,125)
Borrowings of other debt	5,557	—	278	—		5,835
Principal payments on other debt	(1,893)	(137)	(298)	—		(2,328)
Dividends paid to Holdings	(30,981)	—	—	—		(30,981)
Equity investment by Holdings	95	—	—	—		95
Repayment of bank overdrafts	2,491	—	—	—		2,491
Intercompany debt reallocation	2,558	(6,141)	3,583	—		—
Distributions to non-controlling interests	—	—	(1,098)	—		(1,098)
Net cash provided by (used in) financing activities	(9,298)	(6,278)	2,465	—		(13,111)

Net increase (decrease) in cash and cash equivalents	(6,172)	3,355	48	—		(2,769)

Cash and cash equivalents at beginning of period	11,427	—	616	—		12,043
Cash and cash equivalents at end of period	$5,255	$3,355	$664	$—		$9,274

(a)  Elimination of equity in earnings of consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2011
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
			(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$11,427	$—	$616	$—		$12,043
Accounts receivable, net	—	369,321	44,422	—		413,743
Current deferred tax asset	11,415	3,221	3,669	—		18,305
Prepaid income taxes	9,497	—	—	—		9,497
Other current assets	6,340	19,407	4,075	—		29,822
Total Current Assets	38,679	391,949	52,782	—		483,410

Property and equipment, net	14,641	440,736	54,651	—		510,028
Investment in affiliates	2,751,776	83,772	—	(2,835,548	)(a) (b)	—
Goodwill	—	1,631,716	—	—		1,631,716
Other identifiable intangibles	—	72,123	—	—		72,123
Assets held for sale	2,742	—	—	—		2,742
Other assets	28,386	41,480	853	—		70,719

Total Assets	$2,836,224	$2,661,776	$108,286	$(2,835,548)		$2,770,738

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$16,609	$—	$—	$—		$16,609
Current portion of long-term debt and notes payable	8,853	390	1,605	—		10,848
Accounts payable	7,353	76,207	12,058	—		95,618
Intercompany accounts	975,809	(880,537)	(95,272)	—		—
Accrued payroll	229	82,518	141	—		82,888
Accrued vacation	3,703	41,305	6,242	—		51,250
Accrued interest	11,843	137	—	—		11,980
Accrued restructuring	—	5,027	—	—		5,027
Accrued other	47,829	51,086	7,401	—		106,316
Due to third party payors	—	13,633	(8,107)	—		5,526
Total Current Liabilities	1,072,228	(610,234)	(75,932)	—		386,062

Long-term debt, net of current portion	733,328	425,315	60,007	—		1,218,650
Non-current deferred tax liability	(2,509)	75,750	8,787	—		82,028
Other non-current liabilities	46,555	17,970	380	—		64,905

Total Liabilities	1,849,602	(91,199)	(6,758)	—		1,751,645

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	848,844	—	—	—		848,844
Retained earnings	137,778	627,120	23,154	(650,274	)(b)	137,778
Subsidiary investment	—	2,125,855	59,419	(2,185,274	)(a)	—
Total Select Medical Corporation Stockholder’s Equity	986,622	2,752,975	82,573	(2,835,548)		986,622

Non-controlling interest	—	—	32,471	—		32,471
Total Equity	986,622	2,752,975	115,044	(2,835,548)		1,019,093

Total Liabilities and Equity	$2,836,224	$2,661,776	$108,286	$(2,835,548)		$2,770,738

(a)  Elimination of investments in consolidated subsidiaries.

(b)  Elimination of investments in consolidated subsidiaries’ earnings.

	Select Medical Corporation Condensed Consolidating Statement of Operations For the Quarter Ended March 31, 2011 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$71	$600,253	$92,862	$—		$693,186

Costs and expenses:
Cost of services	638	481,222	75,556	—		557,416
General and administrative	16,455	111	—	—		16,566
Bad debt expense	—	13,001	1,349	—		14,350
Depreciation and amortization	646	14,356	2,220	—		17,222
Total costs and expenses	17,739	508,690	79,125	—		605,554

Income (loss) from operations	(17,668)	91,563	13,737	—		87,632

Other income and expense:
Intercompany interest and royalty fees	(995)	986	9	—		—
Intercompany management fees	23,472	(19,230)	(4,242)	—		—
Equity in earnings (losses) of unconsolidated subsidiaries	—	(88)	15	—		(73)
Interest income	31	24	1	—		56
Interest expense	(7,365)	(9,949)	(1,348)	—		(18,662)

Income (loss) before income taxes	(2,525)	63,306	8,172	—		68,953

Income tax expense	926	27,820	268	—		29,014
Equity in earnings of subsidiaries	41,675	5,797	—	(47,472	)(a)	—

Net income	38,224	41,283	7,904	(47,472)		39,939

Less: Net income attributable to non-controlling interests	—	—	1,715	—		1,715

Net income attributable to Select Medical Corporation	$38,224	$41,283	$6,189	$(47,472)		$38,224

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation Condensed Consolidating Statement of Cash Flows For the Quarter Ended March 31, 2011 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$38,224	$41,283	$7,904	$(47,472	)(a)	$39,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	646	14,356	2,220	—		17,222
Provision for bad debts	—	13,001	1,349	—		14,350
Loss from disposal of assets	2	181	5	—		188
Non-cash stock compensation expense	880	—	—	—		880
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(41,675)	(5,797)	—	47,472	(a)	—
Intercompany	3,234	(3,781)	547	—		—
Accounts receivable	—	(94,955)	(5,180)	—		(100,135)
Other current assets	(4,480)	1,267	137	—		(3,076)
Other assets	676	1,174	64	—		1,914
Accounts payable	1,778	8,352	1,647	—		11,777
Due to third-party payors	—	8,422	(8,896)	—		(474)
Accrued expenses	(6,487)	4,096	(1,197)	—		(3,588)
Income and deferred taxes	28,688	—	—	—		28,688
Net cash provided by (used in) operating activities	21,486	(12,401)	(1,400)	—		7,685

Investing activities
Purchases of property and equipment	(288)	(11,561)	(1,071)	—		(12,920)
Proceeds from sale of assets	—	250	—	—		250
Acquisition of businesses, net of cash acquired	—	(2,000)	—	—		(2,000)
Net cash used in investing activities	(288)	(13,311)	(1,071)	—		(14,670)

Financing activities
Borrowings on revolving credit facility	205,000	—	—	—		205,000
Payments on revolving credit facility	(105,000)	—	—	—		(105,000)
Payments on 2005 credit facility term loans	(59,563)	—	—	—		(59,563)
Borrowings of other debt	5,496	—	—	—		5,496
Principal payments on other debt	(1,880)	(279)	(335)	—		(2,494)
Dividends paid to Holdings	(14,743)	—	—	—		(14,743)
Equity investment by Holdings	81	—	—	—		81
Proceeds from bank overdrafts	(9,418)	—	—	—		(9,418)
Intercompany debt reallocation	(32,456)	28,014	4,442	—		—
Distributions to non-controlling interests	—	—	(1,671)	—		(1,671)
Net cash provided by (used in) financing activities	(12,483)	27,735	2,436	—		17,688

Net increase (decrease) in cash and cash equivalents	8,715	2,023	(35)	—		10,703

Cash and cash equivalents at beginning of period	149	3,567	649	—		4,365
Cash and cash equivalents at end of period	$8,864	$5,590	$614	$—		$15,068

(a)  Elimination of equity in earnings of subsidiaries.

ITEM 2.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the “Selected Financial Data” and consolidated financial statements and accompanying notes included elsewhere herein.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws.  Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements.  Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” “intend” and similar expressions.  These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

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

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” for the year ended December 31, 2011 contained in our annual report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2012.

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

Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to securities analysts any material non-public information or other confidential commercial information.  Accordingly, stockholders should not assume that we agree with any statement or report issued by any securities analyst irrespective of the content of the statement or report.  Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of March 31, 2012, we operated 111 long term acute care hospitals and 12 acute medical rehabilitation hospitals in 28 states, and 950 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  We began operations in 1997 under the leadership of our current management team.  As of March 31, 2012 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $744.0 million for the three months ended March 31, 2012.  Of this total, we earned approximately 74% of our net operating revenues from our specialty hospitals and approximately 26% from our outpatient rehabilitation business.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Patients are typically admitted to our specialty hospitals from general acute care hospitals.  These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer.  Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services.  Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2012 Events

Stock Repurchase Program

On February 22, 2012, the Company’s board of directors authorized an increase of $100.0 million in the capacity of its common stock repurchase program from $150.0 million to $250.0 million.  The program will remain in effect until March 31, 2013, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate.  The timing of purchases of stock will be based upon market conditions and other factors.  The Company is funding this program with cash on hand or borrowings under its revolving credit facility.  The Company repurchased 3,203,692 shares at a cost of $25.7 million, which includes transaction costs, during the three months ended March 31, 2012.  Since the inception of the program through March 31, 2012, the Company has repurchased 19,968,299 shares at a cost of $142.6 million, which includes transaction costs.

Summary Financial Results

First Quarter Ended March 31, 2012

For the three months ended March 31, 2012, our net operating revenues increased 7.3% to $744.0 million compared to $693.2 million for the three months ended March 31, 2011.  This increase in net operating revenues resulted principally from a 6.4% increase in our specialty hospital net operating revenue.  We had income from operations for the three months ended March 31, 2012 of $91.6 million compared to $87.6 million for the three months ended March 31, 2011.  Our Adjusted EBITDA for the three months ended March 31, 2012, was $109.1 million compared to $105.7 million for the three months ended March 31, 2011.  See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The increase in our income from operations and Adjusted EBITDA is due to a reduction in our general and administrative expense that resulted primarily from a gain on the sale of a building and an increase in the operating performance of our outpatient rehabilitation segment.

Holdings’ interest expense for the three months ended March 31, 2012 was $23.9 million compared to $25.7 million for the three months ended March 31, 2011.  Select’s interest expense for the three months ended March 31, 2012 was $21.3 million compared to $18.7 million for the three months ended March 31, 2011.  The decrease in interest expense for Holdings is attributable to lower interest rates on portions of the debt we refinanced on June 1, 2011, and reduced borrowings for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The increase in the interest expense for Select is due to the refinancing of $150.0 million of Holdings’ debt, for which Select was not previously obligated, through indebtedness incurred by Select under its new senior secured credit facility on June 1, 2011.

Net income attributable to Holdings’ increased 23.4% to $41.5 million for the three months ended March 31, 2012 compared to $33.7 million for the three months ended March 31, 2011.  The increase resulted from an increase in our income from operations described above, increases in our equity earnings principally related to our investment in our joint venture with the Baylor Health Care System that was formed on April 1, 2011 (“Baylor JV”), and a reduction of interest expense as described above.

Cash flow from operations provided $8.2 million of cash for the three months ended March 31, 2012 for Holdings and $13.4 million of cash for the three months ended March 31, 2012 for Select.  The difference in cash flow from operations between Holdings and Select primarily relates to interest payments on Holdings’ senior floating rate notes.

Regulatory Changes

In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies.  The following is a discussion of recent regulatory changes that have affected our results of operations for the three months ended March 31, 2012 or may have an affect on our future results of operations.  Our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2012 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

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

We have included in our Annual Report on Form 10-K for the year ended December 31, 2011 a discussion of the PPACA provisions that affect our business, as well as regulatory initiatives adopted by CMS in response to particular provisions of the PPACA.

A number of states attorneys general and other parties have filed legal challenges to the PPACA seeking to block its implementation on constitutional grounds.  The United States Supreme Court agreed to review the law and issue a final ruling, which is expected in June 2012.  The Court could uphold the law, strike down some or all of its provisions, or determine that a decision is premature at this time.

Budget Control Act of 2011

Beginning in January 2013, the Budget Control Act of 2011 will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending.  Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap.  Unless further legislation is enacted, we believe this will generally result in a 2% reduction to Medicare payments, beginning in January 2013.

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

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2013

On April 24, 2012, CMS released an advanced copy of the proposed policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). Under the proposal, two different standard federal rates would apply during fiscal year 2013.  The standard federal rate for the first three months of fiscal year 2013 would be set at $41,027, an increase from $40,222 applicable during fiscal year 2012. The standard federal rate for the last nine months of fiscal year 2013 would be set at $40,507. The increase for the first three months of fiscal year 2013, if adopted, would be based on a market basket increase estimate of 3.0% less a productivity adjustment of -0.8% and less an additional reduction of -0.1% mandated by the PPACA. For the last nine months of fiscal year 2013 the market basket increase is further reduced by a portion of the one-time budget neutrality adjustment, as discussed below.  The fixed loss amount for high cost outlier cases would be set at $15,728. This is a decrease from the fixed loss amount in the 2011 fiscal year of $17,931.

Very Short Stay Outlier Policy

CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” The SSO rule was further revised adding a category referred to as a “very short stay outlier” for discharges occurring after July 1, 2007. For cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule lowers the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy. The SCHIP Extension Act, as amended by the PPACA, prevented CMS from applying the very short-stay outlier policy before December 29, 2012. Under existing regulations Medicare payment for very short-stay cases will be generally lowered to a rate based on the general acute care hospital IPPS per diem beginning with discharges on or after December 29, 2012.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds of discharged Medicare patients. The SCHIP Extension Act as amended by the American Recovery and Reinvestment Act, or “ARRA,” and the PPACA limited the full application of the Medicare percentage threshold and, in some cases, postponed application of the percentage threshold until cost reporting periods beginning on or after July 1, 2012 or October 1, 2012.

CMS has proposed a one-year extension of relief granted by the SCHIP Extension Act from the full application of Medicare admission thresholds in a proposed rule that would update the Medicare policies and payment rates for the long-term care hospital prospective payment system for fiscal year 2013.  If the one-year extension is adopted, full implementation of the Medicare admission thresholds would not go into effect until cost reporting periods beginning on or after October 1, 2013, except for LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012 that would not qualify for the proposed one-year extension of relief until their subsequent cost reporting period.

In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2013, CMS indicates that “within the near future” it may recommend revisions to the payment policies addressing MedPAC’s recommendations for the development of patient-level and facility-level criteria.  CMS also indicates that these recommendations may render unnecessary the existing payment reductions for Medicare patients admitted from a general acute care hospital in excess of the applicable admission thresholds.

One-Time Budget Neutrality Adjustment

Congress required that the LTCH-PPS payment rates maintain budget neutrality during the first years of the prospective payment system with total expenditures that would have been made under the previous reasonable cost-based payment system. The LTCH-PPS regulations give CMS the ability to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS. The SCHIP Extension Act, as amended by the PPACA, precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate before December 29, 2012.

In the proposed update to the Medicare policies and payment rates for fiscal year 2013, CMS proposed to adopt a one-time budget neutrality adjustment that, if adopted, would result in a permanent negative adjustment of 3.75% to the LTCH base rate.  CMS is proposing to implement the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015, except that the adjustment would not apply to payments for discharges occurring on or after October 1, 2012 through December 29, 2012.

Medicare Market Basket Adjustments

In the proposed update to the Medicare policies and payment rates for fiscal year 2013, CMS proposed to adopt for the first time an LTCH-specific market basket based entirely on Medicare cost report data from LTCHs.  The LTCH-specific market basket would replace the rehabilitation, psychiatric and long-term care hospital market basket currently used to determine the annual update to the LTCH-PPS.  CMS estimates that the LTCH-specific market basket update for fiscal year 2013 would be the same as the market basket update using the existing rehabilitation, psychiatric and long-term care hospital market basket.

The PPACA institutes a market basket payment adjustment to LTCHs.  For fiscal years 2012 and 2013, the reduction is 0.1%.  For fiscal year 2014, the reduction is 0.3%.  For fiscal years 2015 and 2016, the reduction is 0.2%.  For fiscal years 2017 through fiscal year 2019, the reduction is 0.75%.

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2012

On August 5, 2011, CMS published the policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 and through September 30, 2012). The standard payment conversion factor for discharges for fiscal year 2012 is $14,076, an increase from the fiscal year 2011 standard payment conversion factor of $13,860.  CMS initially decreased the outlier threshold amount for fiscal year 2012 to $10,660 from $11,410 for fiscal year 2011.  In a notice published September 26, 2011, CMS corrected its calculation of the outlier threshold amount for fiscal year 2012 to $10,713.

The PPACA instituted a market basket payment reduction adjustment for IRFs.  For fiscal years 2012 and 2013, the reduction is 0.1%.  For fiscal year 2014, the reduction is 0.3%.  For fiscal years 2015 and 2016, the reduction is 0.2%.  For fiscal years 2017 - 2019, the reduction is 0.75%.

In its March 2012 “Report to Congress,” MedPAC recommended that CMS provide no annual update to the payment rates for IRF-PPS for fiscal year 2013.

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2013

CMS has not published the policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  We expect CMS to issue a notice updating the IRF-PPS payment rates before the start of fiscal year 2013 on October 1, 2013. We expect the notice to include the annual update to the market basket and a negative adjustment of 0.1% as required by the PPACA.

Medicare Payment of Outpatient Rehabilitation Services

Medicare Physician Fee Schedule Sustainable Growth Rate Update

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.  The Medicare physician fee schedule rates are automatically updated annually based on the sustainable growth rate (“SGR”) formula contained in legislation.  The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2012 CMS or Congress has taken action to prevent the SGR formula reductions.  The Middle Class Tax Relief and Job Creation Act of 2012 froze Medicare physician fee schedule rates at 2011 levels through December 31, 2012, temporarily averting a scheduled 27.4% cut as a result of the SGR formula that would have taken effect on March 1, 2012.  A reduction in the Medicare physician fee schedule payment rates will occur on January 1, 2013, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

On October 6, 2011, MedPAC recommended that Congress repeal and replace the statutory SGR formula.  The MedPAC proposal, which would require Congressional approval, would freeze current Medicare physician fee schedule rates for primary care services for 10 years, while other services would be subject to annual payment reductions of 5.9% for 3 years, followed by a freeze on payments for the next seven years. MedPAC offered a list of options for Congress to consider if it decides to offset SGR repeal costs (estimated at about $200 billion over 10 years) within the Medicare program.

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

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses.  Effective January 1, 2012, the annual limit on outpatient therapy services is $1,880 for combined physical and speech language pathology services and $1,880 for occupational therapy services.  The per beneficiary caps were $1,870 for calendar year 2011.  The annual limits for therapy expenses do not apply to services furnished and billed by outpatient hospital departments.  However, beginning no later than October 1, 2012 and expiring on December 31, 2012, the Middle Class Tax Relief and Job Creation Act of 2012 will apply the annual limits on therapy expenses to hospital outpatient department settings.  The application of annual limits to hospital outpatient department settings will sunset at the end of 2012 unless extended by Congress. We operated 950 outpatient rehabilitation clinics at March 31, 2012, of which 133 are provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses.  Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary.  Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity.  The Middle Class Tax Relief and Job Creation Act of 2012 extended the exceptions process for outpatient therapy caps through December 31, 2012.  Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2013, except those services furnished and billed by outpatient hospital departments.

The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses.  For any claim above the annual limit, the claim must contain a modifier, such as the KX modifier, indicating that the services are medically necessary and justified by appropriate documentation in the medical record.  Effective October 1, 2012, all claims exceeding $3,700 will be subject to a manual medical review process.  The $3,700 threshold will be applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap.  Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

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

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011.  Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit and then reduces the payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions.  This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B.  Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology.  Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day.  In the 2012 Medicare physician fee schedule rule, CMS indicated that over the next year it will continue to review whether specific CPT codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

Medicare Quality Reporting Program for LTCHs and IRFs

The PPACA requires that CMS establish new quality data reporting programs for LTCHs and IRFs by fiscal year 2014.  CMS has adopted a quality data reporting program requiring LTCHs to submit data from three quality measures in order to receive the full payment update in fiscal year 2014, including measures related to

(1) catheter-associated urinary tract infections, (2) central line catheter-associated blood stream infection, and (3) pressure ulcers that are new or have worsened. In addition to the foregoing measures, CMS has proposed adding the following quality measures for LTCH reporting beginning in fiscal year 2016 (1) percent of nursing home residents who were assessed and appropriately given the seasonal influenza vaccine, (2) percent of residents assessed and appropriately given the pneumococcal vaccine, (3) ventilator bundle, (4) restraint rate per 1,000 patient days, (5) influenza vaccination coverage among healthcare personnel. CMS adopted a quality data reporting program requiring IRFs to submit data from two quality measures in order to receive the full payment update in fiscal year 2014, including measures related to (1) catheter-associated urinary tract infections and (2) pressure ulcers that are new or have worsened.  Under the PPACA and CMS regulations, if an LTCH or IRF fails to report on the selected quality measures, it will see its reimbursement reduced by 2.0% of the annual market basket update.  The reduction can result in payment rates less than the prior year.  However, the reduction will not carry over into the subsequent fiscal years.

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

	Three Months Ended March 31,
	2011	2012
Specialty hospital data(1):
Number of hospitals owned — start of period	116	115
Number of hospitals acquired	1	1
Number of hospital start-ups	—	1
Number of hospitals closed/sold	(1)	—
Number of hospitals owned — end of period	116	117
Number of hospitals managed — end of period	2	6
Total number of hospitals (all) — end of period	118	123
Long term acute care hospitals	110	111
Rehabilitation hospitals	8	12
Available licensed beds (2)	5,153	5,205
Admissions (2)	13,810	14,055
Patient days (2)	333,856	343,021
Average length of stay (days) (2)	25	24
Net revenue per patient day (2)(3)	$1,514	$1,525
Occupancy rate (2)	72%	73%
Percent patient days — Medicare (2)	64%	65%

Outpatient rehabilitation data:
Number of clinics owned — start of period	875	850
Number of clinic start-ups	8	8
Number of clinics closed/sold	(9)	(10)
Number of clinics owned — end of period	874	848
Number of clinics managed — end of period	71	102
Total number of clinics (all) — end of period	945	950
Number of visits (2)	1,138,700	1,152,209
Net revenue per visit (2)(4)	$103	$103

(1)  Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)  Data excludes specialty hospitals and outpatient clinics managed by the Company.

(3)  Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(4)  Net revenue per visit is calculated by dividing outpatient rehabilitation clinic revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic revenue does not include contract services revenue.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2012	2011	2012
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	80.4	82.2	80.4	82.2
General and administrative	2.4	1.9	2.4	1.9
Bad debt expense	2.1	1.4	2.1	1.4
Depreciation and amortization	2.5	2.2	2.5	2.2
Income from operations	12.6	12.3	12.6	12.3
Equity in earnings (losses) of unconsolidated subsidiaries	(0.0)	0.3	(0.0)	0.3
Interest expense, net	(3.7)	(3.2)	(2.7)	(2.9)
Income before income taxes	8.9	9.4	9.9	9.7
Income tax expense	3.8	3.7	4.2	3.8
Net income	5.1	5.7	5.7	5.9
Net income attributable to non-controlling interest	0.2	0.1	0.2	0.1
Net income attributable to Holdings and Select	4.9%	5.6%	5.5%	5.8%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$519,924	$553,038	6.4%	$519,924	$553,038	6.4%
Outpatient rehabilitation	173,191	190,899	10.2	173,191	190,899	10.2
Other(3)	71	84	18.3	71	84	18.3
Total company	$693,186	$744,021	7.3%	$693,186	$744,021	7.3%

Income (loss) from operations:
Specialty hospitals	$88,307	$88,111	(0.2)%	$88,307	$88,111	(0.2)%
Outpatient rehabilitation	16,947	18,828	11.1	16,947	18,828	11.1
Other(3)	(17,622)	(15,335)	13.0	(17,622)	(15,335)	13.0
Total company	$87,632	$91,604	4.5%	$87,632	$91,604	4.5%

Adjusted EBITDA:(2)
Specialty hospitals	$100,353	$99,954	(0.4)%	$100,353	$99,954	(0.4)%
Outpatient rehabilitation	21,406	22,478	5.0	21,406	22,478	5.0
Other(3)	(16,025)	(13,368)	16.6	(16,025)	(13,368)	16.6
Total company	$105,734	$109,064	3.1%	$105,734	$109,064	3.1%

Adjusted EBITDA margins:(2)
Specialty hospitals	19.3%	18.1%		19.3%	18.1%
Outpatient rehabilitation	12.4	11.8		12.4	11.8
Other(3)	N/M	N/M		N/M	N/M
Total company	15.3%	14.7%		15.3%	14.7%

Total assets:
Specialty hospitals	$2,140,798	$2,222,825		$2,140,798	$2,222,825
Outpatient rehabilitation	482,444	437,364		482,444	437,364
Other(3)	180,577	146,389		178,201	145,073
Total company	$2,803,819	$2,806,578		$2,801,443	$2,805,262

Purchases of property and equipment, net:
Specialty hospitals	$10,487	$7,051		$10,487	$7,051
Outpatient rehabilitation	2,181	3,791		2,181	3,791
Other(3)	252	909		252	909
Total company	$12,920	$11,751		$12,920	$11,751

N/M — Not Meaningful.

(1)          Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)          We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries, and other income (expense). We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Net income	$35,387	$42,572	$39,939	$44,309
Income tax expense	26,564	27,575	29,014	28,510
Interest expense, net of interest income	25,608	23,922	18,606	21,250
Equity in (earnings) losses of unconsolidated subsidiaries	73	(2,465)	73	(2,465)
Stock compensation expense:
Included in general and administrative	470	772	470	772
Included in cost of services	410	489	410	489
Depreciation and amortization	17,222	16,199	17,222	16,199
Adjusted EBITDA	$105,734	$109,064	$105,734	$109,064

(3)          Other includes our general and administrative services and non-healthcare services.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

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

Net Operating Revenues

Our net operating revenues increased by 7.3% to $744.0 million for the three months ended March 31, 2012 compared to $693.2 million for the three months ended March 31, 2011.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 6.4% to $553.0 million for the three months ended March 31, 2012 compared to $519.9 million for the three months ended March 31, 2011.  The growth in net operating revenue primarily resulted from increases in Medicare patient volumes and revenues that are generated from contracted labor services provided to the Baylor JV.  Our patient days increased 2.7% to 343,021 days for the three months ended March 31, 2012 primarily as a result of an increase in Medicare patient days.  The occupancy percentage increased to 73% for the three months ended March 31, 2012 compared to 72% for the three months ended March 31, 2011.  Our average net revenue per patient day was $1,525 for the three months ended March 31, 2012 compared to $1,514 for the three months ended March 31, 2011.  The increase in our net revenue per patient day was principally due to increases in our average non-Medicare net revenue per patient day.

Outpatient Rehabilitation.  Our outpatient rehabilitation net operating revenues increased 10.2% to $190.9 million for the three months ended March 31, 2012 compared to $173.2 million for the three months ended March 31, 2011.  The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended March 31, 2012 grew approximately 5.1% compared to the three months ended March 31, 2011.  The increase was related to revenues we generated from contracted labor services provided to the Baylor JV and volume growth in our outpatient clinics.  The number of patient visits in our owned outpatient rehabilitation clinics increased 1.2% for the three months ended March 31, 2012 to 1,152,209 visits compared to 1,138,700 visits for the three months ended March 31, 2011.  Excluding the clinics transferred to the Baylor JV, clinics acquired, newly opened clinics and closed clinics, our patient visits in our owned clinics increased approximately 3.3%.  Net revenue per visit in our clinics was $103 for both the three months ended March 31, 2012 and 2011.  Our contract services business experienced an increase in net operating revenues of approximately 27.6% compared to the three months ended March 31, 2011, which resulted from the addition of new contracts.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $47.9 million to $636.2 million for the three months ended March 31, 2012 compared to $588.3 million for the three months ended March 31, 2011.  As a percentage of our net operating revenues, our operating expenses were 85.5% for the three months ended March 31, 2012 compared to 84.9% for the three months ended March 31, 2011.  Our cost of services, a major component of which is labor expense, were $611.6 million or 82.2% of net operating revenue for the three months ended March 31, 2012 compared to $557.4 million or 80.4% of net operating revenue for the three months ended March 31, 2011.  The principal causes of the increase in cost of services as a percentage of net operating revenue resulted from increased labor costs in our specialty hospitals.  Our specialty hospitals experienced an increase in relative labor costs due to the labor costs associated with the Baylor JV services agreement and our inefficiency in adjusting our staffing to correspond to a lower acuity patient population we treated during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Our Medicare case mix index, which is an indicator of patient acuity, declined in the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  We believe the decline in our patient acuity was due to the lower incident of respiratory illnesses experienced nationwide during the three months ended March 31, 2012.  Facility rent expense, which is a component of cost of services, was $30.3 million for three months ended March 31, 2012 compared to $30.0 million for the three months ended March 31, 2011.  General and administrative expenses were 1.9% of net operating revenue or $14.2 million for the three months ended March 31, 2012 compared to 2.4% of net operating revenue or $16.6 million for the three months ended March 31, 2011.  The decline in our general and administrative expenses resulted primarily from a gain on the sale of a building that occurred during the three months ended March 31, 2012.  Our bad debt expense was $10.4 million or 1.4% of net operating revenues for the three months ended March 31, 2012 compared to $14.4 million or 2.1% for the three months ended March 31, 2011.  The decline in our bad debt expense was primarily attributed to our favorable collections experience of accounts receivable associated with our Regency hospitals for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Adjusted EBITDA

Specialty Hospitals.   Adjusted EBITDA for our specialty hospitals decreased by 0.4% to $100.0 million for the three months ended March 31, 2012 compared to $100.4 million for the three months ended March 31, 2011.  Our Adjusted EBITDA margins for the segment decreased to 18.1% for the three months ended March 31, 2012 from 19.3% for the three months ended March 31, 2011.  The decrease in the Adjusted EBITDA for our specialty hospitals was primarily the result of increases in our labor costs discussed above under “Operating Expenses” offset in part by a reduction in bad debt expense.

Outpatient Rehabilitation.   Our Adjusted EBITDA for our outpatient rehabilitation segment increased 5.0% to $22.5 million for the three months ended March 31, 2012 from $21.4 million for the three months ended March 31, 2011.  Our Adjusted EBITDA margins decreased to 11.8% for the three months ended March 31, 2012 from 12.4% for the three months ended March 31, 2011.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $0.6 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  Our Adjusted EBITDA margins for our outpatient rehabilitation clinics decreased to 13.2% for the three months ended March 31, 2012 from 13.4% for the three months ended March 31, 2011.  The decline in our Adjusted EBITDA margin in our rehabilitation clinics was principally due to increased labor costs associated with the Baylor JV services agreement.  The Adjusted EBITDA in our contract services business increased by $0.5 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The Adjusted EBITDA margins for our contract services business declined to 7.8% for the three months ended March 31, 2012 compared to 8.7% for the three months ended March 31, 2011.  The decline in Adjusted EBITDA margins was principally due to increased labor costs associated with new business and lower productivity resulting from regulatory changes that became effective on October 1, 2011.

Other.   The Adjusted EBITDA loss was $13.4 million for the three months ended March 31, 2012 compared to an Adjusted EBITDA loss of $16.0 million for the three months ended March 31, 2011 and is primarily related to lower general and administrative expenses, as described under “Operating Expenses.”

Income from Operations

For the three months ended March 31, 2012 we had income from operations of $91.6 million compared to $87.6 million for the three months ended March 31, 2011.  The increase in our income from operations resulted principally from a reduction in our general and administrative expenses and an increase in the operating performance of our outpatient rehabilitation segment.

Interest Expense

Select Medical Corporation.  Interest expense was $21.3 million for the three months ended March 31, 2012 compared to $18.7 million for the three months ended March 31, 2011.  The increase in interest expense resulted primarily from the refinancing of $150.0 million of Holdings’ debt, for which Select was not previously obligated, through indebtedness incurred by Select under the new senior secured credit facility on June 1, 2011.

Select Medical Holdings Corporation.  Interest expense was $23.9 million for the three months ended March 31, 2012 compared to $25.7 million for the three months ended March 31, 2011.  The decrease in interest expense resulted primarily from the lower interest rates on the portions of the debt that were refinanced on June 1, 2011 and reduced borrowings for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Income Taxes

Select Medical Corporation. We recorded income tax expense of $28.5 million for the three months ended March 31, 2012. The expense represented an effective tax rate of 39.2%.  We recorded income tax expense of $29.0 million for the three months ended March 31, 2011. The expense represented an effective tax rate of 42.1%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $27.6 million for the three months ended March 31, 2012. The expense represented an effective tax rate of 39.3%.  We recorded income tax expense of $26.6 million for the three months ended March 31, 2011. The expense represented an effective tax rate of 42.9%.  The decline in our effective tax rate is primarily a consequence of the 2011 rate having been impacted by a tax gain associated with a hospital exchange that occurred in 2011.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $1.0 million for the three months ended March 31, 2012 and $1.7 million for the three months ended March 31, 2011.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2012 and Three Months Ended March 31, 2011

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2012	2011	2012
	(in thousands)		(in thousands)

Cash flows provided by (used in) operating activities	$(5,032)	$8,180	$7,685	$13,422
Cash flows used in investing activities	(14,670)	(3,080)	(14,670)	(3,080)
Cash flows provided by (used in) financing activities	30,405	(7,869)	17,688	(13,111)
Net increase (decrease) in cash and cash equivalents	10,703	(2,769)	10,703	(2,769)
Cash and cash equivalents at beginning of period	4,365	12,043	4,365	12,043
Cash and cash equivalents at end of period	$15,068	$9,274	$15,068	$9,274

Operating activities for Select provided $13.4 million of cash flows for the three months ended March 31, 2012. Our days sales outstanding were 57 days at March 31, 2012 and at March 31, 2011 and 53 days at December 31, 2011.  The increase in days sales outstanding between December 31, 2011 and March 31, 2012 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.

The operating cash flows of Select exceeded the operating cash flows of Holdings by $5.2 million for the three months ended March 31, 2012 and by $12.7 million for the three months ended March 31, 2011.  The difference relates to interest payments on Holdings’ indebtedness.

Investing activities used $3.1 million of cash flow for the three months ended March 31, 2012.  The principal use of cash included $11.8 million related to the purchase of property and equipment and $7.8 million related to an investment in a business.  This use of cash was offset by $16.5 million in proceeds related to the sale of a building.  Investing activities used $14.7 million of cash flow for the three months ended March 31, 2011.  The principal use of cash included $12.9 million related to the purchase of property and equipment and $2.0 million related to a hospital exchange.

Financing activities for Select used $13.1 million of cash flow for the three months ended March 31, 2012.  The primary uses of cash related to dividends paid to Holdings to fund interest payments and stock repurchases of $31.0 million and distributions to non-controlling interests of $1.1 million.  These uses were offset by net borrowings under our senior secured credit facility of $12.9 million, net borrowings of other debt of $3.5 million and proceeds from bank overdrafts of $2.5 million.  Financing activities for Select provided $17.7 million of cash flow for the three months ended March 31, 2011.  The primary sources of cash related to proceeds from net borrowings under our revolving credit facility of $100.0 million and net borrowings of other debt of $3.0 million.  These borrowings were offset by aggregate payments on our term loans of $59.6 million, dividends paid to Holdings to fund interest payments and stock repurchases of $14.7 million, reduction in bank overdrafts of $9.4 million and $1.7 million in distributions to non-controlling interests.

Capital Resources

Select Medical Corporation.  Select had net working capital of $148.5 million at March 31, 2012 compared to a net working capital of $97.3 million at December 31, 2011.  The increase in net working capital is primarily due to increases in accounts receivable as of March 31, 2012.

Select Medical Holdings Corporation.  Holdings had net working capital of $148.1 million at March 31, 2012 compared to a net working capital of $99.5 million at December 31, 2011.  The increase in net working capital is primarily due to increases in accounts receivable as of March 31, 2012.

Holdings has authorized a program to repurchase up to $250.0 million worth of shares of our common stock.  The program will remain in effect until March 31, 2013, unless extended by the board of directors. During the three months ended March 31, 2012, Holdings has repurchased 3,203,692 shares at a cost of $25.7 million and since the inception of the program has repurchased 19,968,299 shares under the program at a cost of $142.6 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.

We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise.  Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. We adopted Update 2011-05 on January 1, 2012.  Update 2011-05 had no effect on our presentation of other comprehensive income for the three months ended March 31, 2011 and 2012 because we did not have any items of other comprehensive income during these periods.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of March 31, 2012, we had $891.2 million in term and revolving loans outstanding under our senior secured credit facility and $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.3 million annual change in interest expense on our term loans.  However, because the variable interest rate for our $843.6 million in term loans is subject to an Adjusted LIBO Rate floor of 1.75% until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.50% as long as LIBOR remains under 1.75%.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of March 31, 2012 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject us to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

To cover claims arising out of the operations of the Company’s specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

During April 2012, the Company’s long term acute care hospital in Evansville, Indiana (“SSH—Evansville”) received two subpoenas from the Office of Attorney General for the State of Indiana. One subpoena demanded certain patient medical records of SSH—Evansville. The second subpoena demanded reports and documents related to SSH—Evansville for various periods beginning in 2006, including certain financial, statistical, billing and quality reports; certain policies and procedures; joint venture board meeting minutes and documents related to certain complaints and internal investigations. Two days later, SSH-Evansville received a Request for Information or Assistance from the Office of Inspector General of the U.S. Department of Health and Human Services (Indianapolis, Indiana Field Office) covering the period beginning in 2007 seeking substantially the same records demanded by the Office of Attorney General for the State of Indiana, additional patient medical records of SSH—Evansville and additional documents and information of SSH—Evansville, including documents concerning SSH—Evansville’s relationships with its joint venture partner and eight other identified persons and entities. Separately, also in April 2012, the Company’s long term acute care hospital in Beech Grove, Indiana received a request from an investigator with the Medicaid Fraud Control Unit of the Office of Attorney General for the State of Indiana to produce the medical records of a single patient.  On May 1, 2012, the Evansville (Indiana) Police Department executed a search warrant at SSH-Evansville purporting to seek evidence pertaining to the crime of theft.  The search warrant sought various items of personal property, including copy machines, facsimile machines, printers and personal communication devices, and various documents and business records regarding SSH-Evansville for a period beginning in May 2004, including claims for Medicaid and Medicare payment, EOB forms, patient files, Medicaid and Medicare reimbursement manuals, personnel files, complaints and investigations of employees, contractors and physicians and other documents. The Company has produced and will continue to produce documents in response to these requests, and intends to fully cooperate with these government investigations. At this time, the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.  RISK FACTORS.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

In November 2010, our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $100.0 million worth of our common stock.  On August 3, 2011, our board of directors authorized an increase of $50.0 million in the capacity of our common stock repurchase program, from $100.0 million to $150.0 million and on February 22, 2012 increased the capacity by an additional $100.0 million to $250.0 million.  The other terms of the plan remain unchanged.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate.  The program will remain in effect until March 31, 2013, unless extended by our board of directors.  During the three months ended March 31, 2012, we purchased a total of 3,203,692 shares of our common stock at an average purchase price of $8.02.

The following table sets forth the monthly purchases made under this program during the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	1,800,000	$7.99	1,800,000	$118,727,928
February 1, 2012 to February 29, 2012	509,192	$8.39	509,192	$114,456,624
March 1, 2012 to March 31, 2012	894,500	$7.86	894,500	$107,406,829
First Quarter 2012	3,203,692	$8.02	3,203,692	$107,406,829

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

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
Dated: May 3, 2012

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: May 3, 2012

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity and Income for the three months ended March 31, 2012 and (v) Notes to Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.