Form 10-Q
period 2012-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2012-08-07
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2012

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

As of July 31, 2012, Select Medical Holdings Corporation had outstanding 139,866,719 shares of common stock.

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

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2011	2012	2011	2012

ASSETS
Current Assets:
Cash and cash equivalents	$12,043	$21,520	$12,043	$21,520
Accounts receivable, net of allowance for doubtful accounts of $47,469 and $44,783 in 2011 and 2012, respectively	413,743	423,859	413,743	423,859
Current deferred tax asset	18,305	15,533	18,305	15,533
Prepaid income taxes	9,497	4,061	9,497	4,061
Other current assets	29,822	31,383	29,822	31,383
Total Current Assets	483,410	496,356	483,410	496,356

Property and equipment, net	510,028	492,781	510,028	492,781
Goodwill	1,631,716	1,631,461	1,631,716	1,631,461
Other identifiable intangibles	72,123	71,783	72,123	71,783
Assets held for sale	2,742	2,742	2,742	2,742
Other assets	72,128	84,514	70,719	83,291

Total Assets	$2,772,147	$2,779,637	$2,770,738	$2,778,414

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$16,609	$20,348	$16,609	$20,348
Current portion of long-term debt and notes payable	10,848	11,785	10,848	11,785
Accounts payable	95,618	90,132	95,618	90,132
Accrued payroll	82,888	73,712	82,888	73,712
Accrued vacation	51,250	56,208	51,250	56,208
Accrued interest	15,096	26,945	11,980	23,746
Accrued restructuring	5,027	3,038	5,027	3,038
Accrued other	101,076	99,583	106,316	104,823
Due to third party payors	5,526	7,264	5,526	7,264
Total Current Liabilities	383,938	389,015	386,062	391,056

Long-term debt, net of current portion	1,385,950	1,342,134	1,218,650	1,174,834
Non-current deferred tax liability	82,028	82,911	82,028	82,911
Other non-current liabilities	64,905	68,649	64,905	68,649

Total Liabilities	1,916,821	1,882,709	1,751,645	1,717,450

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 145,268,190 shares and 139,863,119 shares issued and outstanding in 2011 and 2012, respectively	145	140	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	493,828	469,410	848,844	853,506
Retained earnings	328,882	393,961	137,778	174,041
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	822,855	863,511	986,622	1,027,547
Non-controlling interest	32,471	33,417	32,471	33,417
Total Equity	855,326	896,928	1,019,093	1,060,964

Total Liabilities and Equity	$2,772,147	$2,779,637	$2,770,738	$2,778,414

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2011	2012	2011	2012

Net operating revenues	$698,749	$750,193	$698,749	$750,193

Costs and expenses:
Cost of services	569,666	612,669	569,666	612,669
General and administrative	16,115	18,554	16,115	18,554
Bad debt expense	13,943	10,029	13,943	10,029
Depreciation and amortization	17,999	15,428	17,999	15,428
Total costs and expenses	617,723	656,680	617,723	656,680

Income from operations	81,026	93,513	81,026	93,513

Other income and expense:
Loss on early retirement of debt	(31,018)	—	(20,385)	—
Equity in earnings (losses) of unconsolidated subsidiaries	(251)	2,752	(251)	2,752
Interest income	111	—	111	—
Interest expense	(25,296)	(23,798)	(19,694)	(20,957)

Income before income taxes	24,572	72,467	40,807	75,308

Income tax expense	10,915	27,651	16,597	28,646

Net income	13,657	44,816	24,210	46,662

Less: Net income attributable to non-controlling interests	1,938	1,644	1,938	1,644

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$11,719	$43,172	$22,272	$45,018

Income per common share:
Basic	$0.08	$0.31
Diluted	$0.08	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012

Net operating revenues	$1,391,935	$1,494,214	$1,391,935	$1,494,214

Costs and expenses:
Cost of services	1,127,082	1,224,288	1,127,082	1,224,288
General and administrative	32,681	32,778	32,681	32,778
Bad debt expense	28,293	20,404	28,293	20,404
Depreciation and amortization	35,221	31,627	35,221	31,627
Total costs and expenses	1,223,277	1,309,097	1,223,277	1,309,097

Income from operations	168,658	185,117	168,658	185,117

Other income and expense:
Loss on early retirement of debt	(31,018)	—	(20,385)	—
Equity in earnings (losses) of unconsolidated subsidiaries	(324)	5,217	(324)	5,217
Interest income	167	—	167	—
Interest expense	(50,960)	(47,720)	(38,356)	(42,207)

Income before income taxes	86,523	142,614	109,760	148,127

Income tax expense	37,479	55,226	45,611	57,156

Net income	49,044	87,388	64,149	90,971

Less: Net income attributable to non-controlling interests	3,653	2,674	3,653	2,674

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$45,391	$84,714	$60,496	$88,297

Income per common share:
Basic	$0.29	$0.60
Diluted	$0.29	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Holdings Corporation Stockholders
	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2011	$855,326	145,268	$145	$493,828	$328,882	$32,471
Net income	87,388				84,714	2,674
Issuance and vesting of restricted stock	1,998	194	0	1,998
Exercise of stock options	547	127	0	547
Stock option expense	601			601
Repurchase of common shares	(46,790)	(5,726)	(5)	(27,150)	(19,635)
Distributions to non-controlling interests	(1,681)					(1,681)
Other	(461)			(414)		(47)
Balance at June 30, 2012	$896,928	139,863	$140	$469,410	$393,961	$33,417

Select Medical Corporation

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Corporation Stockholders
	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2011	$1,019,093	0	$0	$848,844	$137,778	$32,471
Net income	90,971				88,297	2,674
Federal tax benefit of losses contributed by Holdings	1,930			1,930
Additional investment by Holdings	547			547
Dividends declared and paid to Holdings	(52,034)				(52,034)
Distributions to non-controlling interests	(1,681)					(1,681)
Other	(461)			(414)		(47)
Contribution related to restricted stock awards and stock option issuances by Holdings	2,599			2,599
Balance at June 30, 2012	$1,060,964	0	$0	$853,506	$174,041	$33,417

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012

Operating activities
Net income	$49,044	$87,388	$64,149	$90,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,221	31,627	35,221	31,627
Provision for bad debts	28,293	20,404	28,293	20,404
Loss on early retirement of debt	31,018	—	20,385	—
Gain from disposal or sale of assets	(5,201)	(3,604)	(5,201)	(3,604)
Non-cash stock compensation expense	1,780	2,599	1,780	2,599
Amortization of debt discount	962	622	103	622
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(81,240)	(30,520)	(81,240)	(30,520)
Other current assets	(1,511)	(1,612)	(1,511)	(1,612)
Other assets	2,724	(653)	2,469	(839)
Accounts payable	8,107	(5,486)	8,107	(5,486)
Due to third-party payors	(464)	1,738	(464)	1,738
Accrued expenses	6,775	6,423	13,008	6,340
Income and deferred taxes	8,019	9,879	16,151	11,809
Net cash provided by operating activities	83,527	118,805	101,250	124,049

Investing activities
Purchases of property and equipment	(23,696)	(27,934)	(23,696)	(27,934)
Proceeds from sale of assets	7,879	16,511	7,879	16,511
Investment in business	(13,514)	(10,014)	(13,514)	(10,014)
Acquisition of businesses, net of cash acquired	1,921	(206)	1,921	(206)
Net cash used in investing activities	(27,410)	(21,643)	(27,410)	(21,643)

Financing activities
Borrowings on revolving credit facilities	435,000	340,000	435,000	340,000
Payments on revolving credit facilities	(395,000)	(380,000)	(395,000)	(380,000)
Borrowings on 2011 credit facility term loan, net of discount	841,500	—	841,500	—
Payments on 2011 credit facility term loan	—	(4,250)	—	(4,250)
Payments on 2005 credit facility term loans, net of call premium	(484,633)	—	(484,633)	—
Repurchase of 10% senior subordinated notes	(150,000)	—	—	—
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	(273,941)	—	(273,941)	—
Borrowings of other debt	5,496	5,835	5,496	5,835
Principal payments on other debt	(3,480)	(5,085)	(3,480)	(5,085)
Debt issuance costs	(18,556)	—	(18,556)	—
Dividends paid to Holdings	—	—	(171,008)	(52,034)
Repurchase of common stock	(3,285)	(46,790)	—	—
Proceeds from issuance of common stock	169	547	—	—
Equity investment by Holdings	—	—	169	547
Proceeds from bank overdrafts	2,102	3,739	2,102	3,739
Distributions to non-controlling interests	(2,270)	(1,681)	(2,270)	(1,681)
Net cash used in financing activities	(46,898)	(87,685)	(64,621)	(92,929)

Net increase in cash and cash equivalents	9,219	9,477	9,219	9,477

Cash and cash equivalents at beginning of period	4,365	12,043	4,365	12,043
Cash and cash equivalents at end of period	$13,584	$21,520	$13,584	$21,520

Supplemental Cash Flow Information
Cash paid for interest	$59,289	$32,378	$41,572	$27,136
Cash paid for taxes	$29,435	$45,344	$29,435	$45,344

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

The unaudited condensed consolidated financial statements of the Company as of June 30, 2012 and for the three and six month periods ended June 30, 2011 and 2012 have been prepared in accordance with GAAP.  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The Company adopted Update 2011-05 on January 1, 2012.  Update 2011-05 had no effect on the Company’s presentation of other comprehensive income for the three and six months ended June 30, 2011 and 2012 because the Company did not have any items of other comprehensive income during these periods.

3.  Intangible Assets

The Company’s intangible assets consist of the following:

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$25,909	$(25,909)

Indefinite-lived intangible assets:
Goodwill	$1,631,461
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,160
Total	$1,703,244

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At June 30, 2012, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 8.0 years, respectively.

Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Amortization expense	$327	$85	$653	$340

Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreement entered into in connection with the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. The useful life of the outpatient rehabilitation division of HealthSouth Corporation’s non-compete was five years.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2012 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2011	$1,333,553	$298,163	$1,631,716
Other	(333)	—	(333)
Goodwill acquired during the period	—	78	78
Balance as of June 30, 2012	$1,333,220	$298,241	$1,631,461

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

The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
Balance as of December 31, 2011	$5,027
Amounts paid in 2012	(845)
Accretion expense	157
Revision of estimate	(1,301)
Balance as of June 30, 2012	$3,038

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

The carrying value of Select’s senior secured credit facility was $878.0 million and $834.3 million at December 31, 2011 and June 30, 2012, respectively.  The fair value of Select’s senior secured credit facility was $823.3 million and $815.6 million at December 31, 2011 and June 30, 2012, respectively.  The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 7 5/8% senior subordinated notes was $345.0 million at both December 31, 2011 and June 30, 2012.  The fair value of Select’s 7 5/8% senior subordinated notes was $326.4 million and $346.3 million at December 31, 2011 and June 30, 2012, respectively.  The fair value of this registered debt was based on quoted market prices.

The carrying value of Holdings’ senior floating rate notes was $167.3 million at both December 31, 2011 and June 30, 2012.  The fair value of Holdings’ senior floating rate notes was $143.9 million and $160.6 million at December 31, 2011 and June 30, 2012, respectively.  The fair value of this registered debt was based on quoted market prices.

The Company considers the inputs in the valuation process of its debt instruments to be Level 2 in the fair value hierarchy.  Level 2 in the fair value hierarchy is defined as inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

6.  Segment Information

The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. All other represents amounts associated with corporate activities and non-healthcare related services. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries and other income (expense).

The following tables summarize selected financial data for the Company’s reportable segments for the three and six months ended June 30, 2011 and 2012.  The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended June 30, 2011
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$520,261	$178,473	$15	$698,749
Adjusted EBITDA	91,081	24,467	(15,623)	99,925
Total assets:
Select Medical Corporation	2,202,994	471,175	112,264	2,786,433
Select Medical Holdings Corporation	2,202,994	471,175	113,853	2,788,022
Capital expenditures	6,130	2,801	1,845	10,776

	Three Months Ended June 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$557,130	$193,050	$13	$750,193
Adjusted EBITDA	102,166	25,837	(17,724)	110,279
Total assets:
Select Medical Corporation	2,184,743	437,591	156,080	2,778,414
Select Medical Holdings Corporation	2,184,743	437,591	157,303	2,779,637
Capital expenditures	12,631	2,922	630	16,183

	Six Months Ended June 30, 2011
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,040,185	$351,664	$86	$1,391,935
Adjusted EBITDA	191,434	45,873	(31,648)	205,659
Total assets:
Select Medical Corporation	2,202,994	471,175	112,264	2,786,433
Select Medical Holdings Corporation	2,202,994	471,175	113,853	2,788,022
Capital expenditures	16,617	4,982	2,097	23,696

	Six Months Ended June 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,110,168	$383,949	$97	$1,494,214
Adjusted EBITDA	202,120	48,315	(31,092)	219,343
Total assets:
Select Medical Corporation	2,184,743	437,591	156,080	2,778,414
Select Medical Holdings Corporation	2,184,743	437,591	157,303	2,779,637
Capital expenditures	19,682	6,713	1,539	27,934

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2011
	(in thousands)
	Specialty Hospitals	Outpatient Rehabilitation	All Other
Adjusted EBITDA	$91,081	$24,467	$(15,623)
Depreciation and amortization	(13,047)	(4,227)	(725)
Stock compensation expense	—	—	(900)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$78,034	$20,240	$(17,248)	$81,026	$81,026
Loss on early retirement of debt				(31,018)	(20,385)
Equity in losses of unconsolidated subsidiaries				(251)	(251)
Interest expense, net				(25,185)	(19,583)

Income before income taxes				$24,572	$40,807

	Three Months Ended June 30, 2012
	(in thousands)
	Specialty Hospitals	Outpatient Rehabilitation	All Other
Adjusted EBITDA	$102,166	$25,837	$(17,724)
Depreciation and amortization	(11,479)	(3,232)	(717)
Stock compensation expense	—	—	(1,338)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$90,687	$22,605	$(19,779)	$93,513	$93,513
Equity in earnings of unconsolidated subsidiaries				2,752	2,752
Interest expense, net				(23,798)	(20,957)

Income before income taxes				$72,467	$75,308

	Six Months Ended June 30, 2011
	(in thousands)
	Specialty Hospitals	Outpatient Rehabilitation	All Other
Adjusted EBITDA	$191,434	$45,873	$(31,648)
Depreciation and amortization	(25,093)	(8,686)	(1,442)
Stock compensation expense	—	—	(1,780)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$166,341	$37,187	$(34,870)	$168,658	$168,658
Loss on early retirement of debt				(31,018)	(20,385)
Equity in losses of unconsolidated subsidiaries				(324)	(324)
Interest expense, net				(50,793)	(38,189)

Income before income taxes				$86,523	$109,760

	Six Months Ended June 30, 2012
	(in thousands)
	Specialty Hospitals	Outpatient Rehabilitation	All Other

Adjusted EBITDA	$202,120	$48,315	$(31,092)
Depreciation and amortization	(23,322)	(6,882)	(1,423)
Stock compensation expense	—	—	(2,599)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$178,798	$41,433	$(35,114)	$185,117	$185,117
Equity in earnings of unconsolidated subsidiaries				5,217	5,217
Interest expense, net				(47,720)	(42,207)

Income before income taxes				$142,614	$148,127

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

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June, 30
	2011	2012	2011	2012
	(in thousands, except per share data)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$11,719	$43,172	$45,391	$84,714
Less: Earnings allocated to unvested restricted stockholders	125	707	486	1,338
Net income available to common stockholders	$11,594	$42,465	$44,905	$83,376

Denominator:
Weighted average shares – basic	152,603	138,456	152,720	139,941
Effect of dilutive securities:
Stock options	278	229	231	221
Weighted average shares – diluted	152,881	138,685	152,951	140,162

Basic income per common share	$0.08	$0.31	$0.29	$0.60
Diluted income per common share	$0.08	$0.31	$0.29	$0.59

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)
Stock options	1,691	1,684	2,400	1,699

8. Commitments and Contingencies

Litigation

The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, Centers for Medicare & Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

To address claims arising out of the operations of the Company’s specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

During April 2012, the Company’s long term acute care hospital in Evansville, Indiana (“SSH - Evansville”) received two subpoenas from the Office of Attorney General for the State of Indiana. One subpoena demanded certain patient medical records of SSH - Evansville. The second subpoena demanded reports and documents related to SSH - Evansville for various periods beginning in 2006, including certain financial, statistical, billing and quality reports; certain policies and procedures, joint venture board meeting minutes, and documents related to certain complaints and internal investigations. SSH — Evansville subsequently received a Request for Information or Assistance from the Office of Inspector General of the U.S. Department of Health and Human Services (Indianapolis, Indiana Field Office) covering the period beginning in 2007 seeking substantially the same records demanded by the Indiana Attorney General’s Office, additional patient medical records of SSH - Evansville and additional documents and information of SSH - Evansville, including documents concerning SSH - Evansville’s relationships with its joint venture partner and seven other identified persons and entities. During May 2012, the Evansville (Indiana) Police Department executed a search warrant at SSH - Evansville purporting to seek evidence pertaining to the crime of theft. At the Company’s request, the Vanderburgh (Indiana) Superior Court ordered the release of the probable cause affidavit supporting that search warrant. According to the affidavit, confidential informants, some of whom are purportedly current or former employees of SSH-Evansville, alleged, among other things, that a physician on the medical staff at SSH-Evansville improperly manipulated patient diagnoses to raise the diagnosis related group (DRG) and lengths-of-stay to enhance reimbursement and, on one occasion, discontinued treatments to a patient based on financial motivation and without regard to the patient’s end of life instructions resulting in the patient’s death, and that a second physician on the medical staff at SSH-Evansville performed bronchoscopes that were medically unnecessary and resulted in at least two patient deaths. The affidavit also makes allegations that imply that the Company may not have provided complete or accurate documents called for in the Indiana Attorney General’s Office subpoenas which were received during April 2012. In August 2012, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services (Chicago Regional Office) demanding additional documents covering the period beginning in March 2007 relating to the Company and SSH - Evansville, including contracts with SSH - Evansville’s joint venture partner, contracts and other documents relating to financial relationships with physicians practicing at SSH - Evansville, records of payments to and hours worked by physicians practicing at SSH - Evansville, documents relating to actual or expected physician referrals and admissions to SSH - Evansville, documents relating to billing for services furnished by the Company’s long term acute care hospitals (“LTCHs”), such as government program guidance and staff training materials, information relating to case manager duties and responsibilities at the Company’s LTCHs, reports on patient admissions, discharges, DRG, length-of-stay and transfers at SSH - Evansville, and documents relating to criteria used by the Company or SSH - Evansville for patient admissions, discharges and eligibility for service.  The Company has produced and will continue to produce documents in response to, and intends to fully cooperate with, these governmental investigations. At this time, the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At June 30, 2012, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $9.3 million.

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2011 and June 30, 2012 and for the three and six months ended June 30, 2011 and 2012.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	June 30, 2012
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$18,100	$2,798	$622	$—		$21,520
Accounts receivable, net	—	367,585	56,274	—		423,859
Current deferred tax asset	8,774	3,262	3,497	—		15,533
Prepaid income taxes	4,061	—	—	—		4,061
Other current assets	7,654	20,339	3,390	—		31,383
Total Current Assets	38,589	393,984	63,783	—		496,356

Property and equipment, net	14,754	422,031	55,996	—		492,781
Investment in affiliates	2,861,419	78,736	—	(2,940,155	)(a)(b)	—
Goodwill	—	1,631,461	—	—		1,631,461
Other identifiable intangibles	—	71,783	—	—		71,783
Assets held for sale	2,742	—	—	—		2,742
Other assets	24,335	58,224	732	—		83,291

Total Assets	$2,941,839	$2,656,219	$120,511	$(2,940,155)		$2,778,414

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$20,348	$—	$—	$—		$20,348
Current portion of long-term debt and notes payable	10,236	370	1,179	—		11,785
Accounts payable	6,679	72,709	10,744	—		90,132
Intercompany accounts	1,036,057	(944,178)	(91,879)	—		—
Accrued payroll	13	73,528	171	—		73,712
Accrued vacation	4,319	44,964	6,925	—		56,208
Accrued interest	22,920	826	—	—		23,746
Accrued restructuring	—	3,038	—	—		3,038
Accrued other	45,069	52,856	6,898	—		104,823
Due to third party payors	—	4,106	3,158	—		7,264
Total Current Liabilities	1,145,641	(691,781)	(62,804)	—		391,056

Long-term debt, net of current portion	723,251	392,423	59,160	—		1,174,834
Non-current deferred tax liability	(3,960)	78,164	8,707	—		82,911
Other non-current liabilities	49,360	18,909	380	—		68,649

Total Liabilities	1,914,292	(202,285)	5,443	—		1,717,450

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	853,506	—	—	—		853,506
Retained earnings	174,041	724,340	22,366	(746,706	)(b)	174,041
Subsidiary investment	—	2,134,164	59,285	(2,193,449	)(a)	—
Total Select Medical Corporation Stockholder’s Equity	1,027,547	2,858,504	81,651	(2,940,155)		1,027,547

Non-controlling interest	—	—	33,417	—		33,417
Total Equity	1,027,547	2,858,504	115,068	(2,940,155)		1,060,964

Total Liabilities and Equity	$2,941,839	$2,656,219	$120,511	$(2,940,155)		$2,778,414

(a)  Elimination of investments in consolidated subsidiaries.

(b)  Elimination of investments in consolidated subsidiaries’ earnings.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended June 30, 2012
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$13	$649,628	$100,552	$—		$750,193

Costs and expenses:
Cost of services	521	527,479	84,669	—		612,669
General and administrative	19,345	(791)	—	—		18,554
Bad debt expense	—	8,832	1,197	—		10,029
Depreciation and amortization	718	12,410	2,300	—		15,428
Total costs and expenses	20,584	547,930	88,166	—		656,680

Income (loss) from operations	(20,571)	101,698	12,386	—		93,513

Other income and expense:
Intercompany interest and royalty fees	(763)	754	9	—		—
Intercompany management fees	27,755	(23,159)	(4,596)	—		—
Equity in earnings of unconsolidated subsidiaries	—	2,739	13	—		2,752
Interest expense	(13,173)	(6,712)	(1,072)	—		(20,957)

Income (loss) from operations before income taxes	(6,752)	75,320	6,740	—		75,308

Income tax expense	2,211	26,377	58	—		28,646
Equity in earnings of subsidiaries	53,981	5,612	—	(59,593	)(a)	—

Net income	45,018	54,555	6,682	(59,593)		46,662

Less: Net income attributable to non-controlling interests	—	—	1,644	—		1,644

Net income attributable to Select Medical Corporation	$45,018	$54,555	$5,038	$(59,593)		$45,018

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Six Months Ended June 30, 2012
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$97	$1,293,953	$200,164	$—		$1,494,214

Costs and expenses:
Cost of services	1,010	1,052,944	170,334	—		1,224,288
General and administrative	33,455	(677)	—	—		32,778
Bad debt expense	—	17,674	2,730	—		20,404
Depreciation and amortization	1,423	25,580	4,624	—		31,627
Total costs and expenses	35,888	1,095,521	177,688	—		1,309,097

Income (loss) from operations	(35,791)	198,432	22,476	—		185,117

Other income and expense:
Intercompany interest and royalty fees	(1,556)	1,539	17	—		—
Intercompany management fees	57,129	(48,242)	(8,887)	—		—
Equity in earnings of unconsolidated subsidiaries	—	5,194	23	—		5,217
Interest expense	(26,147)	(13,910)	(2,150)	—		(42,207)

Income (loss) from operations before income taxes	(6,365)	143,013	11,479	—		148,127

Income tax expense	1,976	54,904	276	—		57,156
Equity in earnings of subsidiaries	96,638	9,111	—	(105,749	)(a)	—

Net income	88,297	97,220	11,203	(105,749)		90,971

Less: Net income attributable to non-controlling interests	—	—	2,674	—		2,674

Net income attributable to Select Medical Corporation	$88,297	$97,220	$8,529	$(105,749)		$88,297

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2012
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$88,297	$97,220	$11,203	$(105,749	)(a)	$90,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,423	25,580	4,624	—		31,627
Provision for bad debts	—	17,674	2,730	—		20,404
Loss (gain) from disposal of assets	—	(3,606)	2	—		(3,604)
Non-cash stock compensation expense	2,599	—	—	—		2,599
Amortization of debt discount	622	—	—	—		622
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(96,638)	(9,111)	—	105,749	(a)	—
Intercompany	46,380	(40,086)	(6,294)	—		—
Accounts receivable	—	(15,938)	(14,582)	—		(30,520)
Other current assets	(1,314)	(983)	685	—		(1,612)
Other assets	4,051	(5,011)	121	—		(839)
Accounts payable	(674)	(3,498)	(1,314)	—		(5,486)
Due to third-party payors	—	(9,527)	11,265	—		1,738
Accrued expenses	8,717	(2,587)	210	—		6,340
Income and deferred taxes	11,809	—	—	—		11,809
Net cash provided by operating activities	65,272	50,127	8,650	—		124,049

Investing activities
Purchases of property and equipment	(1,536)	(20,684)	(5,714)	—		(27,934)
Proceeds from sale of assets	—	16,511	—	—		16,511
Investment in businesses	—	(10,014)	—	—		(10,014)
Acquisition of businesses, net of cash acquired	—	(206)	—	—		(206)
Net cash used in investing activities	(1,536)	(14,393)	(5,714)	—		(21,643)

Financing activities
Borrowings on revolving credit facility	340,000	—	—	—		340,000
Payments on revolving credit facility	(380,000)	—	—	—		(380,000)
Payments on 2011 credit facility term loan	(4,250)	—	—	—		(4,250)
Borrowings of other debt	5,557	—	278	—		5,835
Principal payments on other debt	(4,179)	(220)	(686)	—		(5,085)
Dividends paid to Holdings	(52,034)	—	—	—		(52,034)
Equity investment by Holdings	547	—	—	—		547
Proceeds from bank overdrafts	3,739	—	—	—		3,739
Intercompany debt reallocation	33,557	(32,716)	(841)	—		—
Distributions to non-controlling interests	—	—	(1,681)	—		(1,681)
Net cash used in financing activities	(57,063)	(32,936)	(2,930)	—		(92,929)

Net increase in cash and cash equivalents	6,673	2,798	6	—		9,477

Cash and cash equivalents at beginning of period	11,427	—	616	—		12,043
Cash and cash equivalents at end of period	$18,100	$2,798	$622	$—		$21,520

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

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2011
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$60,496	$66,803	$14,583	$(77,733	)(a)	$64,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,300	29,455	4,466	—		35,221
Provision for bad debts	—	24,909	3,384	—		28,293
Loss on early retirement of debt	20,385	—	—	—		20,385
Loss (gain) from disposal of assets	10	(5,225)	14	—		(5,201)
Non-cash stock compensation expense	1,780	—	—	—		1,780
Amortization of debt discount	103	—	—	—		103
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(67,152)	(10,581)	—	77,733	(a)	—
Intercompany	53,735	(46,683)	(7,052)	—		—
Accounts receivable	—	(73,715)	(7,525)	—		(81,240)
Other current assets	(2,096)	245	340	—		(1,511)
Other assets	(4,203)	6,564	108	—		2,469
Accounts payable	2,758	4,531	818	—		8,107
Due to third-party payors	—	6,599	(7,063)	—		(464)
Accrued expenses	9,410	4,606	(1,008)	—		13,008
Income and deferred taxes	16,151	—	—	—		16,151
Net cash provided by operating activities	92,677	7,508	1,065	—		101,250

Investing activities
Purchases of property and equipment	(1,178)	(18,898)	(3,620)	—		(23,696)
Investment in business	—	(13,514)	—	—		(13,514)
Acquisition of businesses, net of cash acquired	—	1,921	—	—		1,921
Proceeds from sale of assets	—	7,879	—	—		7,879
Net cash used in investing activities	(1,178)	(22,612)	(3,620)	—		(27,410)

Financing activities
Borrowings on revolving credit facilities	435,000	—	—	—		435,000
Payments on revolving credit facilities	(395,000)	—	—	—		(395,000)
Borrowings on 2011 credit facility term loan, net of discount	841,500	—	—	—		841,500
Payments on 2005 credit facility term loans, net of call premium	(484,633)	—	—	—		(484,633)
Repurchase of 7 5/8% senior subordinated notes, net of tender premium	(273,941)	—	—	—		(273,941)
Borrowings of other debt	5,496	—	—	—		5,496
Principal payments on other debt	(2,581)	(899)	—	—		(3,480)
Debt issuance costs	(18,556)	—	—	—		(18,556)
Proceeds from bank overdrafts	2,102	—	—	—		2,102
Equity investment by Holdings	169	—	—	—		169
Dividends paid to Holdings	(171,008)	—	—	—		(171,008)
Intercompany debt reallocation	(20,061)	15,372	4,689	—		—
Distributions to non-controlling interests	—	—	(2,270)	—		(2,270)
Net cash provided by (used in) financing activities	(81,513)	14,473	2,419	—		(64,621)

Net increase (decrease) in cash and cash equivalents	9,986	(631)	(136)	—		9,219

Cash and cash equivalents at beginning of period	149	3,567	649	—		4,365
Cash and cash equivalents at end of period	$10,135	$2,936	$513	$—		$13,584

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

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” for the year ended December 31, 2011 contained in our annual report on Form 10-K filed with the SEC on March 2, 2012.

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

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of June 30, 2012, we operated 111 long term acute care hospitals and 12 acute medical rehabilitation hospitals in 28 states, and 956 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  We began operations in 1997 under the leadership of our current management team.  As of June 30, 2012 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $1,494.2 million for the six months ended June 30, 2012.  Of this total, we earned approximately 74% of our net operating revenues from our specialty hospitals and approximately 26% from our outpatient rehabilitation business.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Patients are typically admitted to our specialty hospitals from general acute care hospitals.  These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer.  Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services.  Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2012 Events

Stock Repurchase Program

On February 22, 2012, the Company’s board of directors authorized an increase of $100.0 million in the capacity of its common stock repurchase program from $150.0 million to $250.0 million.  The program will remain in effect until March 31, 2013, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate.  The timing of purchases of stock will be based upon market conditions and other factors.  The Company is funding this program with cash on hand or borrowings under its revolving credit facility.  The Company repurchased 2,522,090 shares at a cost of $21.1 million and 5,725,782 shares at a cost of $46.8 million, which includes transaction costs, during the three months ended June 30, 2012 and the six months ended June 30, 2012, respectively.  Since the inception of the program through June 30, 2012, the Company has repurchased 22,490,389 shares at a cost of $163.6 million, or $7.28 per share, which includes transaction costs.

Summary Financial Results

Second Quarter Ended June 30, 2012

For the three months ended June 30, 2012, our net operating revenues increased $51.4 million or 7.4% to $750.2 million compared to $698.7 million for the three months ended June 30, 2011.  Our specialty hospital revenues increased $36.9 million or 7.1% and our outpatient rehabilitation revenues increased $14.6 million or 8.2%.  We had income from operations for the three months ended June 30, 2012 of $93.5 million compared to $81.0 million for the three months ended June 30, 2011.  We had net income attributable to Holdings’ for the three months ended June 30, 2012 of $43.2 million compared to $11.7 million for the three months ended June 30, 2011.  Our Adjusted EBITDA for the three months ended June 30, 2012 was $110.3 million compared to $99.9 million for the three months ended June 30, 2011.  See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The increase in our income from operations and Adjusted EBITDA is principally due to increases in operating performance in our specialty hospital segment. We were able to increase our specialty hospital income from operations $12.7 million or 16.2% and our specialty hospital Adjusted EBITDA $11.1 million or 12.2% for the three months ended June 30, 2012 from the same period prior year.  These increases principally occurred in our Regency hospitals that were acquired in 2010.

Net income attributable to Holdings’ increased $31.5 million to $43.2 million for the three months ended June 30, 2012 compared to $11.7 million for the three months ended June 30, 2011.  The increase resulted primarily from an increase in our income from operations described above, increases in our equity in earnings of unconsolidated subsidiaries principally related to our investment in our joint venture with the Baylor Health Care System that was formed on April 1, 2011 (“Baylor JV”) and a reduction in our interest expense.  We also incurred a loss on early retirement of debt related to the refinancing completed June 1, 2011 that reduced our net income in the three months ended June 30, 2011.

For the six months ended June 30, 2012, our net operating revenues increased 7.3% to $1,494.2 million compared to $1,391.9 million for the six months ended June 30, 2011.  Our specialty hospital revenues increased $70.0 million or 6.7% and our outpatient rehabilitation revenues increased $32.3 million or 9.2%.  We had income from operations for the six months ended June 30, 2012 of $185.1 million compared to $168.7 million for the six months ended June 30, 2011.  We had net income attributable to Holdings’ for the six months ended June 30, 2012 of $84.7 million compared to $45.4 million for the six months ended June 30, 2011.  Our Adjusted EBITDA for the six months ended June 30, 2012 was $219.3 million compared to $205.7 million for the six months ended June 30, 2011.  See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The increases in our income from operations and Adjusted EBITDA is principally due to increases in our operating performance of our specialty hospital segment. We were able to increase our specialty hospital income from operations $12.5 million or 7.5% and our specialty hospital Adjusted EBITDA $10.7 million or 5.6% for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.  These increases principally occurred in our Regency hospitals that were acquired in 2010.

Net income attributable to Holdings’ increased $39.3 million to $84.7 million for the six months ended June 30, 2012 compared to $45.4 million for the six months ended June 30, 2011. The increase resulted primarily from an increase in our income from operations described above, increases in our equity in earnings of unconsolidated subsidiaries principally related to our Baylor JV, and a reduction of interest expense.  We also incurred a loss on early retirement of debt related to the refinancing completed June 1, 2011 that reduced our net income in the six months ended June 30, 2011.

Cash flow from operations provided $118.8 million of cash for the six months ended June 30, 2012 for Holdings and $124.0 million of cash for the six months ended June 30, 2012 for Select.  The difference in cash flow from operations between Holdings and Select primarily relates to interest payments on Holdings’ senior floating rate notes.

Regulatory Changes

In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies.  The following is a discussion of recent regulatory changes that are affecting our results of operations in 2012 or may have an affect on our future results of operations.  Our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on March 2, 2012 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

Healthcare Reform Legislation

Federal agencies, including the Centers for Medicare & Medicaid Services (“CMS”), continue to implement provisions of the Patient Protection and Affordable Care Act (“PPACA”).  The PPACA expands access to health insurance through subsidies, coverage mandates and other insurance market reforms.  In addition, PPACA makes dramatic changes to the Medicare and Medicaid programs by adopting numerous initiatives addressing, among other things, reductions in healthcare spending, patient safety incentives and protections against fraud and abuse of federal healthcare programs.  The PPACA adopts significant changes to the Medicare program that are particularly relevant to long term acute care hospitals (“LTCHs”), inpatient rehabilitation facilities (“IRFs”) and outpatient rehabilitation services.  As part of healthcare reform legislation, President Obama also signed the “Health Care and Education Affordability Reconciliation Act of 2010,” which made some limited but important changes to the PPACA.

A number of states attorneys general and other parties filed legal challenges to the PPACA seeking to block its implementation on constitutional grounds.  On June 28, 2012 the U.S. Supreme Court upheld the PPACA finding that the individual health insurance mandate does not violate the Constitution because it may be viewed as a permissible tax on individuals who do not obtain health insurance.  The only provision of the law that the Court invalidated is a Medicaid provision that threatened states with the loss of existing Medicaid funding if they decline to comply with the PPACA’s Medicaid coverage extension.  Federal and state agencies are expected to continue to implement provisions of the PPACA following the Court’s decision.

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

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2013

On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  Two different standard federal rates apply during fiscal year 2013.  The standard federal rate for discharges on or after October 1, 2012 and before December 29, 2012 is set at $40,916, an increase from $40,222 applicable during fiscal year 2012. The standard federal rate for discharges on or after December 29, 2012 and the remainder of fiscal year 2013 is set at $40,398. The increase through December 28, 2012 is based on a market basket increase of 2.6% less a productivity adjustment of 0.7% and less an additional reduction of 0.1% mandated by the PPACA. The market basket increase for the period of December 29, 2012 through the remainder of fiscal 2013 is further reduced by a portion of the one-time budget neutrality adjustment, as discussed below.  The fixed loss amount for high cost outlier cases is set at $15,408, a decrease from the fixed loss amount in the 2012 fiscal year of $17,931.

Very Short Stay Outlier Policy

CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” The SSO rule was further revised adding a category referred to as a “very short stay outlier” for discharges occurring after July 1, 2007. For cases with a length of stay that is equal to or less than one standard deviation from the geometric average length of stay for the same MS-DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule lowers the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy. The SCHIP Extension Act, as amended by the PPACA, prevented CMS from applying the very short-stay outlier policy before December 29, 2012. Under existing regulations Medicare payments for very short-stay cases will be generally lowered to a rate based on the general acute care hospital IPPS per diem beginning with discharges on or after December 29, 2012.

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

In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted through regulations a one-year extension of relief granted by the SCHIP Extension Act from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012. Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and before October 1, 2012 are subject to a modified 25 Percent Rule for discharges occurring in a three month period between July 1,2012 and September 30, 2012.

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

One-Time Budget Neutrality Adjustment

Congress required that the LTCH-PPS payment rates maintain budget neutrality during the first year of the prospective payment system with total expenditures that would have been made under the previous reasonable cost-based payment system. The LTCH-PPS regulations give CMS the ability to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS. The SCHIP Extension Act, as amended by the PPACA, precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate before December 29, 2012.

In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted a one-time budget neutrality adjustment that results in a permanent negative adjustment of 3.75% to the LTCH base rate.  CMS is implementing the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015, except that the adjustment would not apply to payments for discharges occurring on or after October 1, 2012 through December 28, 2012.

Medicare Market Basket Adjustments for Long Term Acute Care Hospitals

In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted for the first time an LTCH-specific market basket based entirely on Medicare cost report data from LTCHs.  The LTCH-specific market basket replaces the rehabilitation, psychiatric and long-term care hospital market basket previously used to determine the annual update to the LTCH-PPS.  For fiscal year 2013 CMS adopted an LTCH-specific market basket update of 1.8% based on an estimate of the LTCH-specific market basket update of 2.6% less a productivity adjustment of 0.7% and less an additional reduction of 0.1% mandated by the PPACA and as further adjusted by the one-time budget neutrality adjustment described above.

The PPACA institutes a market basket payment adjustment for LTCHs.  For fiscal years 2012 and 2013, the reduction is 0.1%.  For fiscal year 2014, the reduction is 0.3%.  For fiscal years 2015 and 2016, the reduction is 0.2%.  For fiscal years 2017 through fiscal year 2019, the reduction is 0.75%.

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

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2013

On July 30, 2012, CMS published the policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  The standard payment conversion factor for discharges for fiscal year 2013 is $14,343, an increase from the fiscal year 2012 standard payment conversion factor of $14,076.  The standard payment conversion factor for fiscal year 2013 includes a market basket payment reduction adjustment for IRFs as mandated by the PPACA.  The outlier threshold amount for fiscal year 2013 is set at $10,466, a decrease from the outlier threshold amount in the 2012 fiscal year of $10,713.

Medicare Market Basket Adjustments for Inpatient Rehabilitation Facilities

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

Medicare Payment of Outpatient Rehabilitation Services

Medicare Physician Fee Schedule Sustainable Growth Rate Update

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.  The Medicare physician fee schedule rates are automatically updated annually based on the sustainable growth rate (“SGR”) formula contained in legislation.  The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2012 CMS or Congress has taken action to prevent the SGR formula reductions.  The Middle Class Tax Relief and Job Creation Act of 2012 froze Medicare physician fee schedule rates at 2011 levels through December 31, 2012, temporarily averting a scheduled 27.4% cut as a result of the SGR formula that would have taken effect on March 1, 2012.  In the proposed 2013 Medicare physician fee schedule rule, CMS has estimated a 27.0% reduction in the Medicare physician fee schedule payment rates beginning on January 1, 2013, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.  This reduction would be in addition to any sequestration being enacted which would cut all of Medicare by 2%.  If the 27.0% SGR and 2% sequestration cuts are averted by Congress, the projected impact of other changes in the proposed 2013 Medicare physician fee schedule rule on outpatient physical therapy services in aggregate would be a 3% increase in 2013.  This positive change is primarily due to the phase in of the final year of the 4-year transition to the new practice expense relative value units based on data from the Physician Practice Information Survey.

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

In addition to the SGR proposal, MedPAC recommended that Congress direct CMS to collect data on provider service volume and work time to establish more accurate relative value unit payment rates and to identify and reduce overpriced fee schedule services.  Similarly, the PPACA requires CMS to identify and review potentially misvalued codes and make appropriate adjustments to the relative values of those services identified as being misvalued.  In the final update to the Medicare physician fee schedule for calendar year 2012, CMS identified several CPT codes used by physical therapists as codes they will review.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses.  Effective January 1, 2012, the annual limit on outpatient therapy services is $1,880 for combined physical and speech language pathology services and $1,880 for occupational therapy services.  The per beneficiary caps were $1,870 for calendar year 2011.  The annual limits for therapy expenses do not apply to services furnished and billed by outpatient hospital departments.  However, beginning no later than October 1, 2012 and expiring on December 31, 2012, the Middle Class Tax Relief and Job Creation Act of 2012 will apply the annual limits on therapy expenses to hospital outpatient department settings.  The application of annual limits to hospital outpatient department settings will sunset at the end of 2012 unless extended by Congress. We operated 956 outpatient rehabilitation clinics at June 30, 2012, of which 135 are provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals.

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

In the proposed 2013 Medicare physician fee schedule rule, CMS will implement a claims-based data collection process to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes.  All practice settings that provide outpatient therapy services must include this data on the claim form.  Beginning on January 1, 2013,  therapists will be required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge.  For claims submitted after July 1, 2013, CMS proposes to return claims as unpaid if the required data is not included in the claim.

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

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011.  Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest relative value unit and then reduces the payment for the practice expense component by 20% in office and other non-institutional settings and 25% in institutional settings for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions.  This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B.  Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech language pathology.  Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day.  In the 2012 Medicare physician fee schedule rule, CMS indicated that over the next year it will continue to review whether specific CPT codes billed under the fee schedule are overvalued or undervalued, including certain specific CPT codes used by physical therapists.

Medicare Quality Reporting Program for LTCHs and IRFs

The PPACA requires that CMS establish new quality data reporting programs for LTCHs and IRFs by fiscal year 2014.  CMS has adopted a quality data reporting program requiring LTCHs to submit data from three quality measures in order to receive the full payment update in fiscal year 2014, including measures related to (1) catheter-associated urinary tract infections, (2) central line catheter-associated blood stream infection, and (3) pressure ulcers that are new or have worsened.  In addition to the foregoing measures, CMS has adopted the following quality measures for LTCH reporting beginning in fiscal year 2016: (1) percent of nursing home residents who were assessed and appropriately given the seasonal influenza vaccine, and (2) influenza vaccination coverage among healthcare personnel.  CMS adopted a quality data reporting program requiring IRFs to submit data from two quality measures in order to receive the full payment update in fiscal year 2014, including measures related to (1) catheter-associated urinary tract infections and (2) pressure ulcers that are new or have worsened.  Under the PPACA and CMS regulations, if an LTCH or IRF fails to report on the selected quality measures, its reimbursement will be reduced by 2.0% of the annual market basket update.  The reduction can result in payment rates less than the prior year.  However, the reduction will not carry over into the subsequent fiscal years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Specialty hospital data(1):
Number of hospitals owned - start of period	116	117	116	115
Number of hospitals acquired	—	—	1	1
Number of hospital start-ups	—	—	—	1
Number of hospitals closed/sold	(1)	—	(2)	—
Number of hospitals owned - end of period	115	117	115	117
Number of hospitals managed - end of period	4	6	4	6
Total number of hospitals (all) - end of period	119	123	119	123
Long term acute care hospitals	110	111	110	111
Rehabilitation hospitals	9	12	9	12
Available licensed beds (2)	5,135	5,205	5,135	5,205
Admissions (2)	13,556	13,872	27,366	27,927
Patient days (2)	327,001	336,016	660,857	679,037
Average length of stay (days) (2)	24	24	24	24
Net revenue per patient day (2)(3)	$1,505	$1,554	$1,510	$1,539
Occupancy rate (2)	70%	71%	71%	72%
Percent patient days - Medicare (2)	64%	64%	64%	65%

Outpatient rehabilitation data:
Number of clinics owned - start of period	874	848	875	850
Number of clinic start-ups	7	10	15	18
Number of clinics closed/sold	(32)	(6)	(41)	(16)
Number of clinics owned - end of period	849	852	849	852
Number of clinics managed - end of period	103	104	103	104
Total number of clinics (all) - end of period	952	956	952	956
Number of visits (2)	1,143,854	1,166,550	2,282,554	2,318,759
Net revenue per visit (2)(4)	$102	$102	$102	$103

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2012	2011	2012
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.5	81.7	81.5	81.7
General and administrative	2.3	2.5	2.3	2.5
Bad debt expense	2.0	1.3	2.0	1.3
Depreciation and amortization	2.6	2.0	2.6	2.0
Income from operations	11.6	12.5	11.6	12.5
Loss on early retirement of debt	(4.4)	—	(2.9)	—
Equity in earnings (losses) of unconsolidated subsidiaries	(0.0)	0.3	(0.0)	0.3
Interest expense, net	(3.6)	(3.1)	(2.8)	(2.8)
Income before income taxes	3.6	9.7	5.9	10.0
Income tax expense	1.6	3.7	2.4	3.8
Net income	2.0	6.0	3.5	6.2
Net income attributable to non-controlling interest	0.3	0.2	0.3	0.2
Net income attributable to Holdings and Select	1.7%	5.8%	3.2%	6.0%

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.0	81.9	81.0	81.9
General and administrative	2.4	2.2	2.4	2.2
Bad debt expense	2.0	1.4	2.0	1.4
Depreciation and amortization	2.5	2.1	2.5	2.1
Income from operations	12.1	12.4	12.1	12.4
Loss on early retirement of debt	(2.2)	—	(1.5)	—
Equity in earnings (losses) of unconsolidated subsidiaries	(0.0)	0.3	(0.0)	0.3
Interest expense, net	(3.7)	(3.2)	(2.7)	(2.8)
Income before income taxes	6.2	9.5	7.9	9.9
Income tax expense	2.7	3.7	3.3	3.8
Net income	3.5	5.8	4.6	6.1
Net income attributable to non-controlling interest	0.3	0.2	0.3	0.2
Net income attributable to Holdings and Select	3.2%	5.6%	4.3%	5.9%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended June 30,			Three Months Ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$520,261	$557,130	7.1%	$520,261	$557,130	7.1%
Outpatient rehabilitation	178,473	193,050	8.2	178,473	193,050	8.2
Other(2)	15	13	(13.3)	15	13	(13.3)
Total company	$698,749	$750,193	7.4%	$698,749	$750,193	7.4%

Income (loss) from operations:
Specialty hospitals	$78,034	$90,687	16.2%	$78,034	$90,687	16.2%
Outpatient rehabilitation	20,240	22,605	11.7	20,240	22,605	11.7
Other(2)	(17,248)	(19,779)	(14.7)	(17,248)	(19,779)	(14.7)
Total company	$81,026	$93,513	15.4%	$81,026	$93,513	15.4%

Adjusted EBITDA:(3)
Specialty hospitals	$91,081	$102,166	12.2%	$91,081	$102,166	12.2%
Outpatient rehabilitation	24,467	25,837	5.6	24,467	25,837	5.6
Other(2)	(15,623)	(17,724)	(13.4)	(15,623)	(17,724)	(13.4)
Total company	$99,925	$110,279	10.4%	$99,925	$110,279	10.4%

Adjusted EBITDA margins:(3)
Specialty hospitals	17.5%	18.3%		17.5%	18.3%
Outpatient rehabilitation	13.7	13.4		13.7	13.4
Other(2)	N/M	N/M		N/M	N/M
Total company	14.3%	14.7%		14.3%	14.7%

Total assets:
Specialty hospitals	$2,202,994	$2,184,743		$2,202,994	$2,184,743
Outpatient rehabilitation	471,175	437,591		471,175	437,591
Other(2)	113,853	157,303		112,264	156,080
Total company	$2,788,022	$2,779,637		$2,786,433	$2,778,414

Purchases of property and equipment:
Specialty hospitals	$6,130	$12,631		$6,130	$12,631
Outpatient rehabilitation	2,801	2,922		2,801	2,922
Other(2)	1,845	630		1,845	630
Total company	$10,776	$16,183		$10,776	$16,183

	Select Medical Holdings Corporation			Select Medical Corporation
	Six Months Ended June 30,			Six Months Ended June 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$1,040,185	$1,110,168	6.7%	$1,040,185	$1,110,168	6.7%
Outpatient rehabilitation	351,664	383,949	9.2	351,664	383,949	9.2
Other(2)	86	97	12.8	86	97	12.8
Total company	$1,391,935	$1,494,214	7.3%	$1,391,935	$1,494,214	7.3%

Income (loss) from operations:
Specialty hospitals	$166,341	$178,798	7.5%	$166,341	$178,798	7.5%
Outpatient rehabilitation	37,187	41,433	11.4	37,187	41,433	11.4
Other(2)	(34,870)	(35,114)	(0.7)	(34,870)	(35,114)	(0.7)
Total company	$168,658	$185,117	9.8%	$168,658	$185,117	9.8%

Adjusted EBITDA:(3)
Specialty hospitals	$191,434	$202,120	5.6%	$191,434	$202,120	5.6%
Outpatient rehabilitation	45,873	48,315	5.3	45,873	48,315	5.3
Other(2)	(31,648)	(31,092)	1.8	(31,648)	(31,092)	1.8
Total company	$205,659	$219,343	6.7%	$205,659	$219,343	6.7%

Adjusted EBITDA margins:(3)
Specialty hospitals	18.4%	18.2%		18.4%	18.2%
Outpatient rehabilitation	13.0	12.6		13.0	12.6
Other(2)	N/M	N/M		N/M	N/M
Total company	14.8%	14.7%		14.8%	14.7%

Total assets:
Specialty hospitals	$2,202,994	$2,184,743		$2,202,994	$2,184,743
Outpatient rehabilitation	471,175	437,591		471,175	437,591
Other(2)	113,853	157,303		112,264	156,080
Total company	$2,788,022	$2,779,637		$2,786,433	$2,778,414

Purchases of property and equipment:
Specialty hospitals	$16,617	$19,682		$16,617	$19,682
Outpatient rehabilitation	4,982	6,713		4,982	6,713
Other(2)	2,097	1,539		2,097	1,539
Total company	$23,696	$27,934		$23,696	$27,934

N/M — Not Meaningful.

(1)         Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)         Other includes our general and administrative services and non-healthcare services.

(3)         We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries, gain (loss) on early retirement of debt and other income (expense). We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended June 30,		Three Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Net income	$13,657	$44,816	$24,210	$46,662
Income tax expense	10,915	27,651	16,597	28,646
Interest expense, net of interest income	25,185	23,798	19,583	20,957
Loss on early retirement of debt	31,018	—	20,385	—
Equity in (earnings) losses of unconsolidated subsidiaries	251	(2,752)	251	(2,752)
Stock compensation expense:
Included in general and administrative	478	817	478	817
Included in cost of services	422	521	422	521
Depreciation and amortization	17,999	15,428	17,999	15,428
Adjusted EBITDA	$99,925	$110,279	$99,925	$110,279

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Net income	$49,044	$87,388	$64,149	$90,971
Income tax expense	37,479	55,226	45,611	57,156
Interest expense, net of interest income	50,793	47,720	38,189	42,207
Loss on early retirement of debt	31,018	—	20,385	—
Equity in (earnings) losses of unconsolidated subsidiaries	324	(5,217)	324	(5,217)
Stock compensation expense:
Included in general and administrative	948	1,589	948	1,589
Included in cost of services	832	1,010	832	1,010
Depreciation and amortization	35,221	31,627	35,221	31,627
Adjusted EBITDA	$205,659	$219,343	$205,659	$219,343

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

In the following discussion, we address the results of operations of Select and Holdings.  With the exception of loss on early retirement of debt, interest expense and income taxes, the results of operations of Holdings are identical to those of Select.  Therefore, the discussion related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings (losses) of unconsolidated subsidiaries and non-controlling interest is identical for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 7.4% to $750.2 million for the three months ended June 30, 2012 compared to $698.7 million for the three months ended June 30, 2011.

Specialty Hospitals.  Our specialty hospital net operating revenues increased 7.1% to $557.1 million for the three months ended June 30, 2012 compared to $520.3 million for the three months ended June 30, 2011.  The growth in net operating revenue primarily resulted from increases in patient volumes, increases in non-Medicare rates and revenues that are generated from contracted labor services provided to the Baylor JV.  Our patient days increased 2.8% to 336,016 days for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 resulting from equal increases in both Medicare and non-Medicare patient days.  Our specialty hospital occupancy increased to 71% for the three months ended June 30, 2012 compared to 70% for the three months ended June 30, 2011.  Our average net revenue per patient day was $1,554 for the three months ended June 30, 2012 compared to $1,505 for the three months ended June 30, 2011.  The increase in our net revenue per patient day was principally due to increases in our average non-Medicare net revenue per patient day, resulting principally from Medicaid bonus payments we received during the quarter.

Outpatient Rehabilitation.  Our outpatient rehabilitation net operating revenues increased 8.2% to $193.1 million for the three months ended June 30, 2012 compared to $178.5 million for the three months ended June 30, 2011.  The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended June 30, 2012 increased 2.9% to $142.8 million for the three months ended June 30, 2012 compared to $138.7 million for the three months ended June 30, 2011.  The increase was related to volume growth in our owned outpatient clinics and revenues we generated from contracted labor services provided to the Baylor JV.  The number of patient visits in our owned outpatient rehabilitation clinics increased 2.0% for the three months ended June 30, 2012 to 1,166,550 visits compared to 1,143,854 visits for the three months ended June 30, 2011.  Net revenue per visit in our clinics was $102 for both the three months ended June 30, 2012 and 2011.  Our contract services business increased net operating revenues by 26.6% to $50.3 million for the three months ended June 30, 2012 compared to $39.8 million for the three months ended June 30, 2011, which primarily resulted from the addition of new contracts in the fourth quarter of 2011.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased 6.9% to $641.3 million for the three months ended June 30, 2012 compared to $599.7 million for the three months ended June 30, 2011.  As a percentage of our net operating revenues, our operating expenses were 85.5% for the three months ended June 30, 2012 compared to 85.8% for the three months ended June 30, 2011.  Our cost of services, a major component of which is labor expense, were $612.7 million or 81.7% of net operating revenue for the three months ended June 30, 2012 compared to $569.7 million or 81.5% of net operating revenue for the three months ended June 30, 2011.  The increase in cost of services as a percentage of net operating revenue resulted primarily from increased relative labor costs in our outpatient rehabilitation segment.  This increase in relative labor costs for the three months ended June 30, 2012 resulted from increased labor costs associated with the Baylor JV services agreement,  increased staffing in our rehabilitation clinics, and lower productivity in our contract services business.  Facility rent expense, which is a component of cost of services, was $31.3 million for three months ended June 30, 2012 compared to $29.6 million for the three months ended June 30, 2011.  General and administrative expenses were 2.5% of net operating revenue or $18.6 million for the three months ended June 30, 2012 compared to 2.3% of net operating revenue or $16.1 million for the three months ended June 30, 2011.  The increase in our general and administrative expenses resulted from increased administrative costs principally related to executive compensation and the write-off of costs related to a withdrawn financing transaction.  Our bad debt expense was $10.0 million or 1.3% of net operating revenues for the three months ended June 30, 2012 compared to $13.9 million or 2.0% of net operating revenues for the three months ended June 30, 2011.  The decline in our bad debt expense was attributed to our favorable collections experience of accounts receivable in both our operating segments for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Adjusted EBITDA

Specialty Hospitals.  Our Adjusted EBITDA for our specialty hospitals increased 12.2% to $102.2 million for the three months ended June 30, 2012 compared to $91.1 million for the three months ended June 30, 2011.  Our Adjusted EBITDA margins for the segment increased to 18.3% for the three months ended June 30, 2012 from 17.5% for the three months ended June 30, 2011.  The increase in the Adjusted EBITDA for our specialty hospitals was primarily the result of operating improvements in the Regency hospitals we acquired in 2010, lower bad debt expense and the Medicaid bonus payments we received during the quarter.

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment increased 5.6% to $25.8 million for the three months ended June 30, 2012 compared to $24.5 million for the three months ended June 30, 2011.  Our Adjusted EBITDA margins for the segment decreased to 13.4% for the three months ended June 30, 2012 from 13.7% for the three months ended June 30, 2011.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $0.8 million to $21.6 million and our Adjusted EBITDA margins increased to 15.1% from 15.0% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The increase in our Adjusted EBITDA in our rehabilitation clinics was principally due to increased volumes and a reduction of bad debt expense, offset in part by increases in labor costs. The Adjusted EBITDA in our contract services business increased by $0.6 million to $4.3 million and the Adjusted EBITDA margins declined to 8.5% from 9.2% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.  The decline in Adjusted EBITDA margins in our contract services business was principally due to increased relative labor costs associated with lower productivity related to new business.

Other.  The Adjusted EBITDA loss was $17.7 million for the three months ended June 30, 2012 compared to an Adjusted EBITDA loss of $15.6 million for the three months ended June 30, 2011 and is primarily related to higher general and administrative expenses, as described under “Operating Expenses.”

Income from Operations

For the three months ended June 30, 2012 we had income from operations of $93.5 million compared to $81.0 million for the three months ended June 30, 2011.  The increase in our income from operations resulted principally from increases in our operating performance of our specialty hospital segment, a reduction in bad debt expense and a reduction in depreciation and amortization expense, offset in part by an increase in general and administrative expenses.

Loss on Early Retirement of Debt

Select Medical Corporation.  On June 1, 2011 we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving facility.  A portion of the proceeds from this transaction were used to repay $266.5 million of Select’s 7 5/8% senior subordinated notes.  We recognized a loss on early retirement of debt of $20.4 million for the three months ended June 30, 2011 which included the write-off of unamortized deferred financing costs and tender premiums.

Select Medical Holdings Corporation.  On June 1, 2011 we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving facility.  A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes.  As a result of this debt repayment, we recognized a loss on early retirement of debt of $31.0 million for the three months ended June 30, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

For the three months ended June 30, 2012 we had equity in earnings of unconsolidated subsidiaries of $2.8 million compared to equity in losses of unconsolidated subsidiaries of $0.3 million for the three months ended June 30, 2011.  The increase in our equity in earnings of unconsolidated subsidiaries resulted principally from an increase in the contribution from the Baylor JV.

Interest Expense

Select Medical Corporation.  Interest expense was $21.0 million for the three months ended June 30, 2012 compared to $19.7 million for the three months ended June 30, 2011.  The increase in interest expense resulted primarily from the refinancing of $150.0 million of Holdings’ debt, for which Select was not previously obligated, through indebtedness incurred by Select under the new senior secured credit facility on June 1, 2011.

Select Medical Holdings Corporation.  Interest expense was $23.8 million for the three months ended June 30, 2012 compared to $25.3 million for the three months ended June 30, 2011.  The decrease in interest expense resulted primarily from the lower interest rates on the portions of the debt that were refinanced on June 1, 2011 and reduced borrowings for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Income Taxes

Select Medical Corporation. We recorded income tax expense of $28.6 million for the three months ended June 30, 2012. The expense represented an effective tax rate of 38.0%.  We recorded income tax expense of $16.6 million for the three months ended June 30, 2011. The expense represented an effective tax rate of 40.7%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $27.7 million for the three months ended June 30, 2012. The expense represented an effective tax rate of 38.2%.  We recorded income tax expense of $10.9 million for the three months ended June 30, 2011. The expense represented an effective tax rate of 44.4%.  The decline in our effective tax rate is primarily a consequence of the 2011 rate having been impacted by a tax gain associated with a hospital exchange that occurred in 2011, a reduction in the provision for uncertain tax positions and a lower effective state tax rate.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $1.6 million for the three months ended June 30, 2012 and $1.9 million for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

In the following discussion, we address the results of operations of Select and Holdings.  With the exception of loss on early retirement of debt, interest expense, and income taxes, the results of operations of Holdings are identical to those of Select.  Therefore, the discussion related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings (losses) of unconsolidated subsidiaries and non-controlling interest is identical for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 7.3% to $1,494.2 million for the six months ended June 30, 2012 compared to $1,391.9 million for the six months ended June 30, 2011.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 6.7% to $1,110.2 million for the six months ended June 30, 2012 compared to $1,040.2 million for the six months ended June 30, 2011.  The growth in net operating revenue primarily resulted from increases in Medicare patient volumes, increases in non-Medicare rates and revenues that are generated from contracted labor services provided to the Baylor JV.  Our patient days increased 2.8% to 679,037 days for the six months ended June 30, 2012 primarily as a result of an increase in Medicare patient days.  Our specialty hospital occupancy increased to 72% for the six months ended June 30, 2012 compared to 71% for the six months ended June 30, 2011.  Our average net revenue per patient day was $1,539 for the six months ended June 30, 2012 compared to $1,510 for the six months ended June 30, 2011.  The increase in our net revenue per patient day was principally due to increases in our average non-Medicare net revenue per patient day, resulting principally from Medicaid bonus payments we received during the six months ended June 30, 2012.

Outpatient Rehabilitation.  Our outpatient rehabilitation net operating revenues increased 9.2% to $383.9 million for the six months ended June 30, 2012 compared to $351.7 million for the six months ended June 30, 2011.  The net operating revenues generated by our outpatient rehabilitation clinics for the six months ended June 30, 2012 increased 4.0% to $283.6 million compared to $272.7 million for the six months ended June 30, 2011.  The increase was primarily related to revenues we generated from contracted labor services provided to the Baylor JV and volume growth in our owned outpatient clinics.  The number of patient visits in our owned outpatient rehabilitation clinics increased 1.6% for the six months ended June 30, 2012 to 2,318,759 visits compared to 2,282,554 visits for the six months ended June 30, 2011.  Net revenue per visit in our clinics was $103 for the six months ended June 30, 2012 compared to $102 for the six months ended June 30, 2011.  Our contract services business increased net operating revenues 27.1% to $100.4 million compared to $79.0 million for the six months ended June 30, 2011, which primarily resulted from the addition of new contracts in the fourth quarter of 2011.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by 7.5% to $1,277.5 million for the six months ended June 30, 2012 compared to $1,188.1 million for the six months ended June 30, 2011.  As a percentage of our net operating revenues, our operating expenses were 85.5% for the six months ended June 30, 2012 compared to 85.4% for the six months ended June 30, 2011.  Our cost of services, a major component of which is labor expense, were $1,224.3 million or 81.9% of net operating revenue for the six months ended June 30, 2012 compared to $1,127.1 million or 81.0% of net operating revenue for the six months ended June 30, 2011.  The increase in cost of services as a percentage of net operating revenue resulted primarily from increased relative labor costs in both our specialty hospital and our outpatient rehabilitation segments.  Our specialty hospitals experienced an increase in relative labor costs due to the labor costs associated with the Baylor JV services agreement and increased staffing costs during six months ended June 30, 2012 compared to the six months ended June 30, 2011.  Our outpatient rehabilitation segment experienced an increase in relative labor costs associated with the Baylor JV services agreement and lower productivity in our contract services business.  Facility rent expense, which is a component of cost of services, was $61.7 million for the six months ended June 30, 2012 compared to $59.6 million for the six months ended June 30, 2011.  General and administrative expenses were 2.2% of net operating revenue or $32.8 million for the six months ended June 30, 2012 compared to 2.4% of net operating revenue or $32.7 million for the six months ended June 30, 2011.  This small increase in general and administrative expense resulted from the increases we experienced in the second quarter of 2012 and discussed above under “Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2012 — Operating Expenses” offset by the gain on the sale of a building that occurred during our first quarter ended March 31, 2012.  Our bad debt expense was $20.4 million or 1.4% of net operating revenues for the six months ended June 30, 2012 compared to $28.3 million or 2.0% for the six months ended June 30, 2011.  The decline in our bad debt expense was attributed to our favorable collections experience of accounts receivable in both our operating segments for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Adjusted EBITDA

Specialty Hospitals.   Our Adjusted EBITDA for our specialty hospitals increased by 5.6% to $202.1 million for the six months ended June 30, 2012 compared to $191.4 million for the six months ended June 30, 2011.  Our Adjusted EBITDA margins for the segment decreased to 18.2% for the six months ended June 30, 2012 from 18.4% for the six months ended June 30, 2011.  The increase in the Adjusted EBITDA for our specialty hospitals was primarily the result of increases in our net operating revenues discussed above under “Net Operating Revenues” and a reduction in bad debt expense discussed above under “Operating Expenses.”  The decrease in the Adjusted EBITDA margin is due to negative margin effect of the Baylor JV services agreement and higher relative labor costs in our hospitals.

Outpatient Rehabilitation.   Our Adjusted EBITDA for our outpatient rehabilitation segment increased 5.3% to $48.3 million for the six months ended June 30, 2012 compared to $45.9 million for the six months ended June 30, 2011.  Our Adjusted EBITDA margins decreased to 12.6% for the six months ended June 30, 2012 from 13.0% for the six months ended June 30, 2011.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $1.4 million to $40.3 million for the six months ended June 30, 2012 compared to $38.9 million for the six months ended June 30, 2011.  Our Adjusted EBITDA margins for our outpatient rehabilitation clinics decreased to 14.2% for the six months ended June 30, 2012 from 14.3% for the six months ended June 30, 2011.  The decline in our Adjusted EBITDA margin in our rehabilitation clinics was principally due to increased relative labor costs associated with the Baylor JV services agreement.  The Adjusted EBITDA in our contract services business increased by $1.0 million to $8.0 million for the six months ended June 30, 2012 compared to $7.0 million for the six months ended June 30, 2011.  The Adjusted EBITDA margins for our contract services business declined to 8.0% for the six months ended June 30, 2012 compared to 8.9% for the six months ended June 30, 2011.  The decline in Adjusted EBITDA margins was principally due to increased labor costs associated with new business and lower productivity resulting from regulatory changes that became effective on October 1, 2011.

Other.  The Adjusted EBITDA loss was $31.1 million for the six months ended June 30, 2012 compared to an Adjusted EBITDA loss of $31.6 million for the six months ended June 30, 2011.  The reduction in loss is primarily related to the recognition of a gain on the sale of a building that occurred during our first quarter ended March 31, 2012, offset by higher general and administrative costs in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Income from Operations

For the six months ended June 30, 2012 we had income from operations of $185.1 million compared to $168.7 million for the six months ended June 30, 2011.  The increase in our income from operations resulted principally from increases in our operating performance of our specialty hospital segment, reductions in bad debt expense and a reduction of our depreciation and amortization expenses.

Loss on Early Retirement of Debt

Select Medical Corporation.  On June 1, 2011, we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving facility.  A portion of the proceeds from this transaction were used to repay $266.5 million of Select’s 7 5/8% senior subordinated notes.  We recognized a loss on early retirement of debt of $20.4 million for the six months ended June 30, 2011 which included the write-off of unamortized deferred financing costs and tender premiums.

Select Medical Holdings Corporation.  On June 1, 2011, we refinanced our senior secured credit facility which now consists of an $850.0 million term loan facility and a $300.0 million revolving facility.  A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes.  As a result of this debt repayment, we recognized a loss on early retirement of debt of $31.0 million for the six months ended June 30, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

For the six months ended June 30, 2012, we had equity in earnings of unconsolidated subsidiaries of $5.2 million compared to equity in losses of unconsolidated subsidiaries of $0.3 million for the six months ended June 30, 2011.  The increase in our equity in earnings of unconsolidated subsidiaries resulted principally from an increase in the contribution from the Baylor JV.

Interest Expense

Select Medical Corporation.  Interest expense was $42.2 million for the six months ended June 30, 2012 compared to $38.4 million for the six months ended June 30, 2011.  The increase in interest expense resulted primarily from the refinancing of $150.0 million of Holdings’ debt, for which Select was not previously obligated, through indebtedness incurred by Select under the new senior secured credit facility on June 1, 2011.

Select Medical Holdings Corporation.  Interest expense was $47.7 million for the six months ended June 30, 2012 compared to $51.0 million for the six months ended June 30, 2011.  The decrease in interest expense resulted primarily from the lower interest rates on the portions of the debt that were refinanced on June 1, 2011 and reduced borrowings for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Income Taxes

Select Medical Corporation.  We recorded income tax expense of $57.2 million for the six months ended June 30, 2012. The expense represented an effective tax rate of 38.6%.  We recorded income tax expense of $45.6 million for the six months ended June 30, 2011. The expense represented an effective tax rate of 41.6%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $55.2 million for the six months ended June 30, 2012. The expense represented an effective tax rate of 38.7%.  We recorded income tax expense of $37.5 million for the six months ended June 30, 2011. The expense represented an effective tax rate of 43.3%.  The decline in our effective tax rate is primarily a consequence of the 2011 rate having been impacted by a tax gain associated with a hospital exchange that occurred in 2011, a reduction in the provision for uncertain tax positions and a lower effective state tax rate.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $2.7 million for the six months ended June 30, 2012 and $3.7 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2012 and Six Months Ended June 30, 2011

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$83,527	$118,805	$101,250	$124,049
Cash flows used in investing activities	(27,410)	(21,643)	(27,410)	(21,643)
Cash flows used in financing activities	(46,898)	(87,685)	(64,621)	(92,929)
Net increase in cash and cash equivalents	9,219	9,477	9,219	9,477
Cash and cash equivalents at beginning of period	4,365	12,043	4,365	12,043
Cash and cash equivalents at end of period	$13,584	$21,520	$13,584	$21,520

Operating activities for Holdings provided $118.8 million and for Select provided $124.0 million of cash flows for the six months ended June 30, 2012; and for Holdings provided $83.5 million and for Select provided $101.3 million of cash flows for the six months ended June 30, 2011. The operating cash flows of Select exceeded the operating cash flows of Holdings by $5.2 million for the six months ended June 30, 2012 and by $17.7 million for the six months ended June 30, 2011.  The difference relates to interest payments on Holdings’ indebtedness.

Our days sales outstanding were 51 days at June 30, 2012 compared to 53 days at June 30, 2011 and 53 days at December 31, 2011.  The decrease in days sales outstanding between December 31, 2011 and June 30, 2012 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.

Investing activities used $21.6 million of cash flow for the six months ended June 30, 2012.  The principal use of cash included $27.9 million related to the purchase of property and equipment and $10.0 million related primarily to an additional investment in the Baylor JV.  This use of cash was offset by $16.5 million in proceeds related to the sale of a building.  Investing activities used $27.4 million of cash flow for the six months ended June 30, 2011.  The principal use of cash included $23.7 million related to the purchase of property and equipment and $13.5 million related to the purchase of the Baylor JV partnership units and working capital advances, offset by proceeds from the sale of assets of $7.9 million which was primarily related to the sale of a building we acquired in connection with the acquisition of Regency and $2.0 million from acquisition activities that includes the resolution of the  Regency net working capital settlement with the seller.

Financing activities for Select used $92.9 million of cash flow for the six months ended June 30, 2012.  The primary uses of cash related to net payments under our senior secured credit facility of $44.3 million, dividends paid to Holdings to fund interest payments and stock repurchases of $52.0 million and distributions to non-controlling interests of $1.7 million.  These uses were offset by net borrowings of other debt of $0.8 million, proceeds of $0.5 million from the issuance of common stock and proceeds from bank overdrafts of $3.7 million.  Financing activities for Select used $64.6 million of cash flow for the six months ended June 30, 2011.  The primary use of cash related to dividends paid to Holdings of $171.0 million to fund interest payments and the repurchase of all $150.0 million principal amount of Holdings 10% senior subordinated notes, $18.6 million of debt issuance costs and $2.3 million in distributions to non-controlling interests offset by net borrowings of debt of $124.9 million and $2.1 million in proceeds from bank overdrafts.

The difference in cash flows provided by financing activities of Holdings compared to Select of $5.2 million for the six months ended June 30, 2012 and $17.7 million for the six months ended June 30, 2011 related to dividends paid by Select to Holdings to service Holdings’ interest obligations related to indebtedness.

Capital Resources

Select Medical Corporation.  Select had net working capital of $105.3 million at June 30, 2012 compared to a net working capital of $97.3 million at December 31, 2011.

Select Medical Holdings Corporation.  Holdings had net working capital of $107.3 million at June 30, 2012 compared to a net working capital of $99.5 million at December 31, 2011.

At June 30, 2012, we had outstanding borrowings of $834.3 million (net of unamortized original issue discount of $7.2 million) under the term loan and no outstanding borrowings under the revolving loan portions of our senior secured credit facilities. Also, as of June 30, 2012, we had $265.8 million of availability under our revolving loan facility (after giving effect to $34.2 million of outstanding letters of credit).

The applicable margin percentage for borrowings under our term loan is (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBO rate loans. The adjusted LIBO rate at no time shall be less than 1.75% when used in reference to borrowings under our term loan. The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in the credit agreement). The applicable margin percentage for revolving loans is currently (1) 2.50% for alternate base rate loans and (2) 3.50% for adjusted LIBO rate loans. The applicable margin percentage for revolving loans will decrease to (1) 2.25% for alternate base rate loans and (2) 3.25% for adjusted LIBO rate loans upon the delivery of our Form 10-Q to JP Morgan Chase Bank, N.A., as administrative agent to our senior secured credit facility.

Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended June 30, 2012, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.25 to 1.00. Select’s leverage ratio was 2.97 to 1.00 as of June 30, 2012.

Holdings has authorized a program to repurchase up to $250.0 million worth of shares of our common stock.  The program will remain in effect until March 31, 2013, unless extended by the board of directors. During the six months ended June 30, 2012, Holdings has repurchased 5,725,782 shares at a cost of $46.8 million and since the inception of the program has repurchased 22,490,389 shares under the program at a cost of $163.6 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. We adopted Update 2011-05 on January 1, 2012.  Update 2011-05 had no effect on our presentation of other comprehensive income for the three months ended June 30, 2011 and 2012 because we did not have any items of other comprehensive income during these periods.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of June 30, 2012, we had $841.5 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.3 million annual change in interest expense on our term loans.  However, because the variable interest rate for our $841.5 million in term loans is subject to an Adjusted LIBO Rate floor of 1.75% until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.50%.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of June 30, 2012 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II         OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The

Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

To cover claims arising out of the operations of the Company’s specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

During April 2012, the Company’s long term acute care hospital in Evansville, Indiana (“SSH - Evansville”) received two subpoenas from the Office of Attorney General for the State of Indiana. One subpoena demanded certain patient medical records of SSH - Evansville. The second subpoena demanded reports and documents related to SSH - Evansville for various periods beginning in 2006, including certain financial, statistical, billing and quality reports; certain policies and procedures, joint venture board meeting minutes, and documents related to certain complaints and internal investigations. SSH - Evansville subsequently received a Request for Information or Assistance from the Office of Inspector General of the U.S. Department of Health and Human Services (Indianapolis, Indiana Field Office) covering the period beginning in 2007 seeking substantially the same records demanded by the Indiana Attorney General’s Office, additional patient medical records of SSH - Evansville and additional documents and information of SSH - Evansville, including documents concerning SSH - Evansville’s relationships with its joint venture partner and seven other identified persons and entities. During May 2012, the Evansville (Indiana) Police Department executed a search warrant at SSH - Evansville purporting to seek evidence pertaining to the crime of theft. At the Company’s request, the Vanderburgh (Indiana) Superior Court ordered the release of the probable cause affidavit supporting that search warrant. According to the affidavit, confidential informants, some of whom are purportedly current or former employees of SSH-Evansville, alleged, among other things, that a physician on the medical staff at SSH-Evansville improperly manipulated patient diagnoses to raise the diagnosis related group (DRG) and lengths-of-stay to enhance reimbursement and, on one occasion, discontinued treatments to a patient based on financial motivation and without regard to the patient’s end of life instructions resulting in the patient’s death, and that a second physician on the medical staff at SSH-Evansville  performed bronchoscopes that were medically unnecessary and resulted in at least two patient deaths. The affidavit also makes allegations that imply that the Company may not have provided complete or accurate documents called for in the Indiana Attorney General’s Office subpoenas which were received during April 2012. In August 2012, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services (Chicago Regional Office) demanding additional documents covering the period beginning in March 2007 relating to the Company and SSH - Evansville, including contracts with SSH - Evansville’s joint venture partner, contracts and other documents relating to financial relationships with physicians practicing at SSH - Evansville, records of payments to and hours worked by physicians practicing at SSH - Evansville, documents relating to actual or expected physician referrals and admissions to SSH - Evansville, documents relating to billing for services furnished by the Company’s LTCHs, such as government program guidance and staff training materials, information relating to case manager duties and responsibilities at the Company’s LTCHs, reports on patient admissions, discharges, DRG, length-of-stay and transfers at SSH - Evansville, and documents relating to criteria used by the Company or SSH - Evansville for patient admissions, discharges and eligibility for service. The Company has produced and will continue to produce documents in response to, and intends to fully cooperate with, these governmental investigations. At this time, the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.                    RISK FACTORS.

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

In November 2010, our board of directors authorized a stock repurchase program pursuant to which we may purchase up to $100.0 million worth of our common stock.  On August 3, 2011, our board of directors authorized an increase of $50.0 million in the capacity of our common stock repurchase program, from $100.0 million to $150.0 million and on February 22, 2012 increased the capacity by an additional $100.0 million to $250.0 million.  The other terms of the plan remain unchanged.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate.  The program will remain in effect until March 31, 2013, unless extended by our board of directors.  During the three months ended June 30, 2012, we purchased a total of 2,522,090 shares of our common stock at an average purchase price of $8.33.

The following table sets forth the monthly purchases made under this program during the three months ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	1,101,471	$7.59	1,101,471	$99,029,913
May 1, 2012 to May 31, 2012	961,631	$8.76	961,631	$90,582,480
June 1, 2012 to June 30, 2012	458,988	$9.19	458,988	$86,354,165
Second Quarter 2012	2,522,090	$8.33	2,522,090	$86,354,165

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 56 hereof.

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

Dated: August 7, 2012

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: August 7, 2012

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity and Income for the six months ended June 30, 2012 and (v) Notes to Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.