Form 10-Q
period 2012-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2012-11-01
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, Select Medical Holdings Corporation had outstanding 140,520,316 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2011	2012	2011	2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,043	$49,676	$12,043	$49,676
Accounts receivable, net of allowance for doubtful accounts of $47,469 and $45,719 in 2011 and 2012, respectively	413,743	392,647	413,743	392,647
Current deferred tax asset	18,305	17,978	18,305	17,978
Prepaid income taxes	9,497	1,410	9,497	1,410
Other current assets	29,822	31,620	29,822	31,620
Total Current Assets	483,410	493,331	483,410	493,331

Property and equipment, net	510,028	494,625	510,028	494,625
Goodwill	1,631,716	1,633,106	1,631,716	1,633,106
Other identifiable intangibles	72,123	71,783	72,123	71,783
Assets held for sale	2,742	2,742	2,742	2,742
Other assets	72,128	86,221	70,719	85,091

Total Assets	$2,772,147	$2,781,808	$2,770,738	$2,780,678

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$16,609	$13,598	$16,609	$13,598
Current portion of long-term debt and notes payable	10,848	11,084	10,848	11,084
Accounts payable	95,618	91,520	95,618	91,520
Accrued payroll	82,888	83,683	82,888	83,683
Accrued vacation	51,250	53,210	51,250	53,210
Accrued interest	15,096	13,921	11,980	13,413
Accrued restructuring	5,027	2,015	5,027	2,015
Accrued other	101,076	99,004	106,316	99,004
Due to third party payors	5,526	5,886	5,526	5,886
Total Current Liabilities	383,938	373,921	386,062	373,413

Long-term debt, net of current portion	1,385,950	1,330,549	1,218,650	1,163,249
Non-current deferred tax liability	82,028	84,118	82,028	84,118
Other non-current liabilities	64,905	70,502	64,905	70,502

Total Liabilities	1,916,821	1,859,090	1,751,645	1,691,282

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 145,268,190 shares and 139,991,156 shares issued and outstanding in 2011 and 2012, respectively	145	140	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	493,828	471,358	848,844	856,446
Retained earnings	328,882	418,071	137,778	199,801
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	822,855	889,569	986,622	1,056,247
Non-controlling interest	32,471	33,149	32,471	33,149
Total Equity	855,326	922,718	1,019,093	1,089,396

Total Liabilities and Equity	$2,772,147	$2,781,808	$2,770,738	$2,780,678

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2011	2012	2011	2012

Net operating revenues	$694,131	$713,669	$694,131	$713,669

Costs and expenses:
Cost of services	581,829	598,984	581,829	598,984
General and administrative	14,975	17,130	14,975	17,130
Bad debt expense	11,709	11,199	11,709	11,199
Depreciation and amortization	17,545	15,537	17,545	15,537
Total costs and expenses	626,058	642,850	626,058	642,850

Income from operations	68,073	70,819	68,073	70,819

Other income and expense:
Loss on early retirement of debt	—	(6,064)	—	(6,064)
Equity in earnings of unconsolidated subsidiaries	1,653	1,167	1,653	1,167
Interest income	119	—	119	—
Interest expense	(24,134)	(24,575)	(21,526)	(21,740)

Income before income taxes	45,711	41,347	48,319	44,182

Income tax expense	19,330	16,189	20,243	17,181

Net income	26,381	25,158	28,076	27,001

Less: Net income attributable to non-controlling interests	785	1,048	785	1,048

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$25,596	$24,110	$27,291	$25,953

Income per common share:
Basic	$0.17	$0.17
Diluted	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012

Net operating revenues	$2,086,066	$2,207,883	$2,086,066	$2,207,883

Costs and expenses:
Cost of services	1,708,911	1,823,272	1,708,911	1,823,272
General and administrative	47,656	49,908	47,656	49,908
Bad debt expense	40,002	31,603	40,002	31,603
Depreciation and amortization	52,766	47,164	52,766	47,164
Total costs and expenses	1,849,335	1,951,947	1,849,335	1,951,947

Income from operations	236,731	255,936	236,731	255,936

Other income and expense:
Loss on early retirement of debt	(31,018)	(6,064)	(20,385)	(6,064)
Equity in earnings of unconsolidated subsidiaries	1,329	6,384	1,329	6,384
Interest income	286	—	286	—
Interest expense	(75,094)	(72,295)	(59,882)	(63,947)

Income before income taxes	132,234	183,961	158,079	192,309

Income tax expense	56,809	71,415	65,854	74,337

Net income	75,425	112,546	92,225	117,972

Less: Net income attributable to non-controlling interests	4,438	3,722	4,438	3,722

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$70,987	$108,824	$87,787	$114,250

Income per common share:
Basic	$0.46	$0.77
Diluted	$0.46	$0.77

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Holdings Corporation Stockholders
	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2011	$855,326	145,268	$145	$493,828	$328,882	$32,471
Net income	112,546				108,824	3,722
Issuance and vesting of restricted stock	3,085	232	0	3,085
Exercise of stock options	1,104	217	0	1,104
Stock option expense	905			905
Repurchase of common shares	(46,790)	(5,726)	(5)	(27,150)	(19,635)
Distributions to non-controlling interests	(2,997)					(2,997)
Purchase of non-controlling interests	(477)			(414)		(63)
Other	16					16
Balance at September 30, 2012	$922,718	139,991	$140	$471,358	$418,071	$33,149

Select Medical Corporation

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Corporation Stockholders
	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2011	$1,019,093	0	$0	$848,844	$137,778	$32,471
Net income	117,972				114,250	3,722
Federal tax benefit of losses contributed by Holdings	2,922			2,922
Additional investment by Holdings	1,104			1,104
Net change in dividends payable to Holdings	5,240				5,240
Dividends declared and paid to Holdings	(57,467)				(57,467)
Distributions to non-controlling interests	(2,997)					(2,997)
Purchase of non-controlling interests	(477)			(414)		(63)
Other	16					16
Contribution related to restricted stock awards and stock option issuances by Holdings	3,990			3,990
Balance at September 30, 2012	$1,089,396	0	$0	$856,446	$199,801	$33,149

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012

Operating activities
Net income	$75,425	$112,546	$92,225	$117,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,766	47,164	52,766	47,164
Provision for bad debts	40,002	31,603	40,002	31,603
Loss on early retirement of debt	31,018	6,064	20,385	6,064
Gain from disposal or sale of assets	(5,182)	(3,484)	(5,182)	(3,484)
Non-cash stock compensation expense	2,698	3,990	2,698	3,990
Amortization of debt discount	1,271	1,123	412	1,123
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(81,466)	(10,507)	(81,466)	(10,507)
Other current assets	240	(1,849)	240	(1,849)
Other assets	1,072	(743)	723	(1,022)
Accounts payable	14,008	(4,098)	14,008	(4,098)
Due to third-party payors	(1,050)	360	(1,050)	360
Accrued expenses	(12,566)	348	(3,650)	2,956
Income and deferred taxes	25,678	11,559	34,723	14,481
Net cash provided by operating activities	143,914	194,076	166,834	204,753

Investing activities
Purchases of property and equipment	(32,094)	(45,188)	(32,094)	(45,188)
Proceeds from sale of assets	7,879	16,511	7,879	16,511
Investment in business, net of distributions	(13,514)	(9,899)	(13,514)	(9,899)
Acquisition of businesses, net of cash acquired	1,921	(1,547)	1,921	(1,547)
Net cash used in investing activities	(35,808)	(40,123)	(35,808)	(40,123)

Financing activities
Borrowings on revolving credit facilities	595,000	365,000	595,000	365,000
Payments on revolving credit facilities	(570,000)	(405,000)	(570,000)	(405,000)
Borrowings on 2011 credit facility term loans, net of discount	841,500	266,750	841,500	266,750
Payments on 2011 credit facility term loans	(2,125)	(7,063)	(2,125)	(7,063)
Payments on 2005 credit facility term loans, net of premium	(484,633)	—	(484,633)	—
Repurchase of 10% senior subordinated notes	(150,000)	—	—	—
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(273,941)	(278,495)	(273,941)	(278,495)
Borrowings of other debt	5,496	5,835	5,496	5,835
Principal payments on other debt	(5,846)	(7,417)	(5,846)	(7,417)
Debt issuance costs	(18,556)	(4,236)	(18,556)	(4,236)
Dividends paid to Holdings	—	—	(204,561)	(57,467)
Repurchase of common stock	(31,641)	(46,790)	—	—
Proceeds from issuance of common stock	169	1,104	—	—
Equity investment by Holdings	—	—	169	1,104
Repayment of bank overdrafts	(4,174)	(3,011)	(4,174)	(3,011)
Distributions to non-controlling interests	(3,507)	(2,997)	(3,507)	(2,997)
Net cash used in financing activities	(102,258)	(116,320)	(125,178)	(126,997)

Net increase in cash and cash equivalents	5,848	37,633	5,848	37,633

Cash and cash equivalents at beginning of period	4,365	12,043	4,365	12,043
Cash and cash equivalents at end of period	$10,213	$49,676	$10,213	$49,676

Supplemental Cash Flow Information
Cash paid for interest	$94,632	$68,122	$71,719	$57,448
Cash paid for taxes	$31,105	$59,850	$31,105	$59,850

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

        The unaudited condensed consolidated financial statements of the Company as of September 30, 2012 and for the three and nine month periods ended September 30, 2011 and 2012 have been prepared in accordance with GAAP.  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“Update 2012-02”). In accordance with Update 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. Update 2012-02 will not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. The Company adopted Update 2011-05 on January 1, 2012.  Update 2011-05 had no effect on the Company’s presentation of other comprehensive income for the three and nine months ended September 30, 2011 and 2012 because the Company did not have any items of other comprehensive income during these periods.

3.  Intangible Assets

The Company’s intangible assets consist of the following:

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization
	(in thousands)
Amortized intangible assets:
Non-compete agreements	$25,909	$(25,909)

Indefinite-lived intangible assets:
Goodwill	$1,633,106
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,160
Total	$1,704,889

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At September 30, 2012, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 7.7 years, respectively.

Amortization expense for the Company’s intangible assets with finite lives follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Amortization expense	$328	$—	$981	$340

Amortization expense for the Company’s intangible assets primarily relates to the amortization of the value associated with the non-compete agreement entered into in connection with the acquisition of the outpatient rehabilitation division of HealthSouth Corporation. The useful life of the outpatient rehabilitation division of HealthSouth Corporation’s non-compete was five years.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2012 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2011	$1,333,553	$298,163	$1,631,716
Goodwill acquired during the period	—	1,723	1,723
Other	(333)	—	(333)
Balance as of September 30, 2012	$1,333,220	$299,886	$1,633,106

4.  Restructuring Reserves

In connection with the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation, the Company recorded an estimated liability of $18.7 million in 2007 for business restructuring which was accounted for as additional purchase price. This reserve primarily included costs associated with workforce reductions and lease termination costs in accordance with the Company’s restructuring plan of which only lease termination costs remain.

In connection with the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. (“Regency”), an operator of long term acute care hospitals, the Company recorded an estimated liability of $4.3 million in 2010 for business restructuring related to lease termination costs.

The following summarizes the Company’s restructuring activity:

Lease Termination Costs
(in thousands)
Balance as of December 31, 2011	$5,027
Amounts paid in 2012	(1,169)
Accretion expense	202
Revision of estimate	(2,045)
Balance as of September 30, 2012	$2,015

The Company expects to pay out the remaining lease termination costs through 2014 for the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and through 2015 for the Regency acquisition.

5. Indebtedness

The components of long-term debt and notes payable are shown in the following tables:

	Holdings		Select
	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012
	(in thousands)		(in thousands)
7 5/8 % senior subordinated notes	$345,000	$70,000	$345,000	$70,000
Senior secured credit facilities:
Revolving loan	40,000	—	40,000	—
Term loans (1)	837,974	1,098,784	837,974	1,098,784
Senior floating rate notes	167,300	167,300	—	—
Other debt	6,524	5,549	6,524	5,549
Total debt	1,396,798	1,341,633	1,229,498	1,174,333
Less: current maturities	10,848	11,084	10,848	11,084
Total long-term debt	$1,385,950	$1,330,549	$1,218,650	$1,163,249

(1)        Includes unamortized discount of $7.8 million and $14.9 million at December 31, 2011 and September 30, 2012, respectively.

On August 13, 2012, Select, Holdings and the subsidiaries of Select named therein entered into an Additional Credit Extension Amendment (the “Extension Amendment”) to Select’s senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent.  Pursuant to the terms and conditions of the Extension Amendment, the lenders extended Series A Tranche B Term Loans in the aggregate principal amount of $275.0 million to Select at the same interest rate and with the same term as applies to other Tranche B Term Loan amounts borrowed by Select under the senior secured credit facility.  On September 12, 2012, Select used the proceeds of the Series A Tranche B Term Loans (other than amounts used for fees and expenses) and cash on hand to redeem an aggregate of $275.0 million principal amount of Select’s outstanding 7 5/8% senior subordinated notes due 2015 at a redemption price of 101.271% of the principal amount.  Select recognized a loss on early retirement of debt of $6.1 million for the three and nine months ended September 30, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from October 1, 2012 through December 31, 2012 and the years after 2012 are approximately as follows and are presented net of the discount on the senior secured credit facilities’ term loans:

	Holdings	Select
	(in thousands)	(in thousands)
October 1, 2012 – December 31, 2012	$4,173	$4,173
2013	9,652	9,652
2014	9,136	9,136
2015	246,345	79,045
2016	8,684	8,684
2017 and beyond	1,063,643	1,063,643

6.  Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt.  The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of Select’s senior secured credit facility was $878.0 million and $1,098.8 million at December 31, 2011 and September 30, 2012, respectively.  The fair value of Select’s senior secured credit facility was $823.3 million and $1,104.3 million at December 31, 2011 and September 30, 2012, respectively.  The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 7 5/8% senior subordinated notes was $345.0 million and $70.0 million at December 31, 2011 and September 30, 2012, respectively.  The fair value of Select’s 7 5/8% senior subordinated notes was $326.4 million and $70.9 million at December 31, 2011 and September 30, 2012, respectively.  The fair value of this registered debt was based on quoted market prices.

The carrying value of Holdings’ senior floating rate notes was $167.3 million at both December 31, 2011 and September 30, 2012.  The fair value of Holdings’ senior floating rate notes was $143.9 million and $167.3 million at December 31, 2011 and September 30, 2012, respectively.  The fair value of this registered debt was based on quoted market prices.

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

7.  Segment Information

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

The following tables summarize selected financial data for the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2012.  The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended September 30, 2011
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$521,085	$173,030	$16	$694,131
Adjusted EBITDA	81,570	19,435	(14,469)	86,536
Total assets:
Select Medical Corporation	2,191,493	468,551	89,568	2,749,612
Select Medical Holdings Corporation	2,191,493	468,551	91,066	2,751,110
Capital expenditures	4,957	3,160	281	8,398

	Three Months Ended September 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$531,409	$182,246	$14	$713,669
Adjusted EBITDA	83,659	20,354	(16,266)	87,747
Total assets:
Select Medical Corporation	2,165,248	431,310	184,120	2,780,678
Select Medical Holdings Corporation	2,165,248	431,310	185,250	2,781,808
Capital expenditures	12,281	3,073	1,900	17,254

	Nine Months Ended September 30, 2011
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,561,270	$524,694	$102	$2,086,066
Adjusted EBITDA	273,004	65,308	(46,117)	292,195
Total assets:
Select Medical Corporation	2,191,493	468,551	89,568	2,749,612
Select Medical Holdings Corporation	2,191,493	468,551	91,066	2,751,110
Capital expenditures	21,574	8,142	2,378	32,094

	Nine Months Ended September 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	All Other	Total
	(in thousands)

Net operating revenue	$1,641,577	$566,195	$111	$2,207,883
Adjusted EBITDA	285,779	68,669	(47,358)	307,090
Total assets:
Select Medical Corporation	2,165,248	431,310	184,120	2,780,678
Select Medical Holdings Corporation	2,165,248	431,310	185,250	2,781,808
Capital expenditures	31,963	9,786	3,439	45,188

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2011
	(in thousands)
	Specialty Hospitals	Outpatient Rehabilitation	All Other
Adjusted EBITDA	$81,570	$19,435	$(14,469)
Depreciation and amortization	(12,828)	(4,003)	(714)
Stock compensation expense	—	—	(918)
				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$68,742	$15,432	$(16,101)	$68,073	$68,073
Equity in earnings of unconsolidated subsidiaries				1,653	1,653
Interest expense, net				(24,015)	(21,407)

Income before income taxes				$45,711	$48,319

	Three Months Ended September 30, 2012
	(in thousands)
	Specialty Hospitals	Outpatient Rehabilitation	All Other
Adjusted EBITDA	$83,659	$20,354	$(16,266)
Depreciation and amortization	(11,553)	(3,152)	(832)
Stock compensation expense	—	—	(1,391)
				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$72,106	$17,202	$(18,489)	$70,819	$70,819
Loss on early retirement of debt				(6,064)	(6,064)
Equity in earnings of unconsolidated subsidiaries				1,167	1,167
Interest expense, net				(24,575)	(21,740)

Income before income taxes				$41,347	$44,182

	Nine Months Ended September 30, 2011
	(in thousands)
	Specialty Hospitals	Outpatient Rehabilitation	All Other
Adjusted EBITDA	$273,004	$65,308	$(46,117)
Depreciation and amortization	(37,921)	(12,689)	(2,156)
Stock compensation expense	—	—	(2,698)
				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$235,083	$52,619	$(50,971)	$236,731	$236,731
Loss on early retirement of debt				(31,018)	(20,385)
Equity in earnings of unconsolidated subsidiaries				1,329	1,329
Interest expense, net				(74,808)	(59,596)

Income before income taxes				$132,234	$158,079

	Nine Months Ended September 30, 2012
	(in thousands)
	Specialty Hospitals	Outpatient Rehabilitation	All Other
Adjusted EBITDA	$285,779	$68,669	$(47,358)
Depreciation and amortization	(34,875)	(10,034)	(2,255)
Stock compensation expense	—	—	(3,990)
				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$250,904	$58,635	$(53,603)	$255,936	$255,936
Loss on early retirement of debt				(6,064)	(6,064)
Equity in earnings of unconsolidated subsidiaries				6,384	6,384
Interest expense, net				(72,295)	(63,947)

Income before income taxes				$183,961	$192,309

8.  Income per Common Share

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

The following table sets forth for the periods indicated the calculation of net income per share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands, except per share data)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$25,596	$24,110	$70,987	$108,824
Less: Earnings allocated to unvested restricted stockholders	278	407	763	1,759
Net income available to common stockholders	$25,318	$23,703	$70,224	$107,065

Denominator:
Weighted average shares — basic	151,470	137,551	152,299	139,138
Effect of dilutive securities:
Stock options	206	337	223	266
Weighted average shares — diluted	151,676	137,888	152,522	139,404

Basic income per common share	$0.17	$0.17	$0.46	$0.77
Diluted income per common share	$0.17	$0.17	$0.46	$0.77

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)
Stock options	2,437	78	2,412	1,683

9. Commitments and Contingencies

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

During April 2012, the Company’s long term acute care hospital in Evansville, Indiana (“SSH - Evansville”) received two subpoenas from the Office of Attorney General for the State of Indiana. One subpoena demanded certain patient medical records of SSH - Evansville. The second subpoena demanded reports and documents related to SSH - Evansville for various periods beginning in 2006, including certain financial, statistical, billing and quality reports; certain policies and procedures, joint venture board meeting minutes, and documents related to certain complaints and internal investigations. SSH — Evansville subsequently received a Request for Information or Assistance from the Office of Inspector General of the U.S. Department of Health and Human Services (Indianapolis, Indiana Field Office) covering the period beginning in 2007 seeking substantially the same records demanded by the Indiana Attorney General’s Office, additional patient medical records of SSH - Evansville and additional documents and information of SSH - Evansville, including documents concerning SSH - Evansville’s relationships with its joint venture partner and seven other identified persons and entities. During May 2012, the Evansville (Indiana) Police Department executed a search warrant at SSH - Evansville purporting to seek evidence pertaining to the crime of theft. At the Company’s request, the Vanderburgh (Indiana) Superior Court ordered the release of the probable cause affidavit supporting that search warrant. According to the affidavit, confidential informants, some of whom are purportedly current or former employees of SSH-Evansville, alleged, among other things, that a physician on the medical staff at SSH-Evansville improperly manipulated patient diagnoses to raise the diagnosis related group (DRG) and lengths-of-stay to enhance reimbursement and, on one occasion, discontinued treatments to a patient based on financial motivation and without regard to the patient’s end of life instructions resulting in the patient’s death, and that a second physician on the medical staff at SSH-Evansville performed bronchoscopes that were medically unnecessary and resulted in at least two patient deaths. The affidavit also makes allegations that imply that the Company may not have provided complete or accurate documents called for in the Indiana Attorney General’s Office subpoenas which were received during April 2012. In August 2012, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services (Chicago Regional Office) (“OIG — Chicago”) demanding additional documents covering the period beginning in March 2007 relating to the Company and SSH — Evansville, including contracts with SSH — Evansville’s joint venture partner, contracts and other documents relating to financial relationships with physicians practicing at SSH —Evansville, records of payments to and hours worked by physicians practicing at SSH — Evansville, documents relating to actual or expected physician referrals and admissions to SSH — Evansville, documents relating to billing for services furnished by the Company’s long term acute care hospitals (“LTCHs”), such as government program guidance and staff training materials, information relating to case manager duties and responsibilities at the Company’s LTCHs, reports on patient admissions, discharges, DRG, length-of-stay and transfers at SSH — Evansville, and documents relating to criteria used by the Company or SSH — Evansville for patient admissions, discharges and eligibility for service. In October 2012, the Company received an additional subpoena from OIG — Chicago seeking the medical records of 19 patients treated at SSH — Evansville between 2008 and 2012.  The Company has produced and will continue to produce documents in response to, and intends to fully cooperate with, these governmental investigations. At this time, the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At September 30, 2012, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $10.8 million.

10.       Subsequent Events

On October 30, 2012, Holdings’ board of directors declared a special cash dividend of $1.50 per share, totaling approximately $210.8 million.  This special cash dividend will be paid on or about December 12, 2012 to all stockholders of record at the close of business on December 5, 2012. Select is entering into an amendment to its senior secured credit facility that provides Holdings and Select with additional flexibility to make certain restricted payments, including the payment of dividends.

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2011 and September 30, 2012 and for the three and nine months ended September 30, 2011 and 2012.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

Select Medical Corporation

Condensed Consolidating Balance Sheet

September 30, 2012

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$45,069	$3,535	$1,072	$—		$49,676
Accounts receivable, net	—	334,826	57,821	—		392,647
Current deferred tax asset	11,673	2,698	3,607	—		17,978
Prepaid income taxes	1,410	—	—	—		1,410
Other current assets	5,158	21,497	4,965	—		31,620
Total Current Assets	63,310	362,556	67,465	—		493,331

Property and equipment, net	15,823	421,493	57,309	—		494,625
Investment in affiliates	2,889,285	80,859	—	(2,970,144	)(a) (b)	—
Goodwill	—	1,633,106	—	—		1,633,106
Other identifiable intangibles	—	71,783	—	—		71,783
Assets held for sale	2,742	—	—	—		2,742
Other assets	24,898	59,482	711	—		85,091

Total Assets	$2,996,058	$2,629,279	$125,485	$(2,970,144)		$2,780,678

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$13,598	$—	$—	$—		$13,598
Current portion of long-term debt and notes payable	9,062	585	1,437	—		11,084
Accounts payable	7,771	70,365	13,384	—		91,520
Intercompany accounts	1,058,973	(963,967)	(95,006)	—		—
Accrued payroll	72	83,293	318	—		83,683
Accrued vacation	4,120	42,565	6,525	—		53,210
Accrued interest	12,504	909	—	—		13,413
Accrued restructuring	—	2,015	—	—		2,015
Accrued other	50,778	40,287	7,939	—		99,004
Due to third party payors	—	2,705	3,181	—		5,886
Total Current Liabilities	1,156,878	(721,243)	(62,222)	—		373,413

Long-term debt, net of current portion	736,945	364,287	62,017	—		1,163,249
Non-current deferred tax liability	(4,715)	80,258	8,575	—		84,118
Other non-current liabilities	50,703	19,546	253	—		70,502

Total Liabilities	1,939,811	(257,152)	8,623	—		1,691,282

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	856,446	—	—	—		856,446
Retained earnings	199,801	752,267	24,428	(776,695	)(b)	199,801
Subsidiary investment	—	2,134,164	59,285	(2,193,449	)(a)	—
Total Select Medical Corporation Stockholder’s Equity	1,056,247	2,886,431	83,713	(2,970,144)		1,056,247

Non-controlling interest	—	—	33,149	—		33,149
Total Equity	1,056,247	2,886,431	116,862	(2,970,144)		1,089,396

Total Liabilities and Equity	$2,996,058	$2,629,279	$125,485	$(2,970,144)		$2,780,678

(a)  Elimination of investments in consolidated subsidiaries.

(b)  Elimination of investments in consolidated subsidiaries’ earnings.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2012

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$14	$616,610	$97,045	$—		$713,669

Costs and expenses:
Cost of services	544	514,136	84,304	—		598,984
General and administrative	17,742	(612)	—	—		17,130
Bad debt expense	—	9,525	1,674	—		11,199
Depreciation and amortization	832	12,372	2,333	—		15,537
Total costs and expenses	19,118	535,421	88,311	—		642,850

Income (loss) from operations	(19,104)	81,189	8,734	—		70,819

Other income and expense:
Intercompany interest and royalty fees	(469)	459	10	—		—
Intercompany management fees	34,811	(29,960)	(4,851)	—		—
Loss on early retirement of debt	(6,064)	—	—	—		(6,064)
Equity in earnings of unconsolidated subsidiaries	—	1,146	21	—		1,167
Interest expense	(14,676)	(6,010)	(1,054)	—		(21,740)

Income (loss) from operations before income taxes	(5,502)	46,824	2,860	—		44,182

Income tax expense (benefit)	(3,589)	21,020	(250)	—		17,181
Equity in earnings of subsidiaries	27,866	2,123	—	(29,989	)(a)	—

Net income	25,953	27,927	3,110	(29,989)		27,001

Less: Net income attributable to non-controlling interests	—	—	1,048	—		1,048

Net income attributable to Select Medical Corporation	$25,953	$27,927	$2,062	$(29,989)		$25,953

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2012

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$111	$1,910,563	$297,209	$—		$2,207,883

Costs and expenses:
Cost of services	1,554	1,567,080	254,638	—		1,823,272
General and administrative	51,197	(1,289)	—	—		49,908
Bad debt expense	—	27,199	4,404	—		31,603
Depreciation and amortization	2,255	37,952	6,957	—		47,164
Total costs and expenses	55,006	1,630,942	265,999	—		1,951,947

Income (loss) from operations	(54,895)	279,621	31,210	—		255,936

Other income and expense:
Intercompany interest and royalty fees	(2,025)	1,998	27	—		—
Intercompany management fees	91,940	(78,202)	(13,738)	—		—
Loss on early retirement of debt	(6,064)	—	—	—		(6,064)
Equity in earnings of unconsolidated subsidiaries	—	6,340	44	—		6,384
Interest expense	(40,823)	(19,920)	(3,204)	—		(63,947)

Income (loss) from operations before income taxes	(11,867)	189,837	14,339	—		192,309

Income tax expense (benefit)	(1,613)	75,924	26	—		74,337
Equity in earnings of subsidiaries	124,504	11,234	—	(135,738	)(a)	—

Net income	114,250	125,147	14,313	(135,738)		117,972

Less: Net income attributable to non-controlling interests	—	—	3,722	—		3,722

Net income attributable to Select Medical Corporation	$114,250	$125,147	$10,591	$(135,738)		$114,250

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$114,250	$125,147	$14,313	$(135,738	)(a)	$117,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,255	37,952	6,957	—		47,164
Provision for bad debts	—	27,199	4,404	—		31,603
Loss on early retirement of debt	6,064	—	—	—		6,064
Loss (gain) from disposal of assets	—	(3,501)	17	—		(3,484)
Non-cash stock compensation expense	3,990	—	—	—		3,990
Amortization of debt discount	1,123	—	—	—		1,123
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(124,504)	(11,234)	—	135,738	(a)	—
Intercompany	73,693	(65,471)	(8,222)	—		—
Accounts receivable	—	7,296	(17,803)	—		(10,507)
Other current assets	1,182	(2,141)	(890)	—		(1,849)
Other assets	3,488	(4,652)	142	—		(1,022)
Accounts payable	418	(5,842)	1,326	—		(4,098)
Due to third-party payors	—	(10,928)	11,288	—		360
Accrued expenses	3,870	(1,912)	998	—		2,956
Income and deferred taxes	14,481	—	—	—		14,481
Net cash provided by operating activities	100,310	91,913	12,530	—		204,753

Investing activities
Purchases of property and equipment	(3,617)	(31,978)	(9,593)	—		(45,188)
Proceeds from sale of assets	—	16,511	—	—		16,511
Investment in business, net of distributions	—	(9,899)	—	—		(9,899)
Acquisition of businesses, net of cash acquired	—	(1,547)	—	—		(1,547)
Net cash used in investing activities	(3,617)	(26,913)	(9,593)	—		(40,123)

Financing activities
Borrowings on revolving credit facility	365,000	—	—	—		365,000
Payments on revolving credit facility	(405,000)	—	—	—		(405,000)
Borrowings on 2011 credit facility term loans, net of discount	266,750	—	—	—		266,750
Payments on 2011 credit facility term loans	(7,063)	—	—	—		(7,063)
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(278,495)	—	—	—		(278,495)
Borrowings of other debt	5,557	—	278	—		5,835
Principal payments on other debt	(6,667)	(322)	(428)	—		(7,417)
Debt issuance costs	(4,236)	—	—	—		(4,236)
Dividends paid to Holdings	(57,467)	—	—	—		(57,467)
Equity investment by Holdings	1,104	—	—	—		1,104
Repayment of bank overdrafts	(3,011)	—	—	—		(3,011)
Intercompany debt reallocation	60,477	(61,143)	666	—		—
Distributions to non-controlling interests	—	—	(2,997)	—		(2,997)
Net cash used in financing activities	(63,051)	(61,465)	(2,481)	—		(126,997)

Net increase in cash and cash equivalents	33,642	3,535	456	—		37,633

Cash and cash equivalents at beginning of period	11,427	—	616	—		12,043
Cash and cash equivalents at end of period	$45,069	$3,535	$1,072	$—		$49,676

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

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$87,787	$103,746	$16,315	$(115,623	)(a)	$92,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,941	43,939	6,886	—		52,766
Provision for bad debts	—	35,128	4,874	—		40,002
Loss on early retirement of debt	20,385	—	—	—		20,385
Loss (gain) from disposal of assets	13	(5,233)	38	—		(5,182)
Non-cash stock compensation expense	2,698	—	—	—		2,698
Amortization of debt discount	412	—	—	—		412
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(103,281)	(12,342)	—	115,623	(a)	—
Intercompany	60,188	(49,269)	(10,919)	—		—
Accounts receivable	—	(73,437)	(8,029)	—		(81,466)
Other current assets	(455)	412	283	—		240
Other assets	(8,306)	8,826	203	—		723
Accounts payable	1,622	10,102	2,284	—		14,008
Due to third-party payors	—	2,710	(3,760)	—		(1,050)
Accrued expenses	(4,455)	701	104	—		(3,650)
Income and deferred taxes	34,723	—	—	—		34,723
Net cash provided by operating activities	93,272	65,283	8,279	—		166,834

Investing activities
Purchases of property and equipment	(2,384)	(26,342)	(3,368)	—		(32,094)
Investment in business	—	(13,514)	—	—		(13,514)
Acquisition of businesses, net of cash acquired	—	1,921	—	—		1,921
Proceeds from sale of assets	—	7,879	—	—		7,879
Net cash used in investing activities	(2,384)	(30,056)	(3,368)	—		(35,808)

Financing activities
Borrowings on revolving credit facility	595,000	—	—	—		595,000
Payments on revolving credit facility	(570,000)	—	—	—		(570,000)
Borrowings on 2011 credit facility term loans, net of discount	841,500	—	—	—		841,500
Payments on 2011 credit facility term loans	(2,125)	—	—	—		(2,125)
Payments on 2005 credit facility term loans, net of premium	(484,633)	—	—	—		(484,633)
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(273,941)	—	—	—		(273,941)
Borrowings of other debt	5,496	—	—	—		5,496
Principal payments on other debt	(4,326)	(650)	(870)	—		(5,846)
Debt issuance costs	(18,556)	—	—	—		(18,556)
Repayments of bank overdrafts	(4,174)	—	—	—		(4,174)
Equity investment by Holdings	169	—	—	—		169
Dividends paid to Holdings	(204,561)	—	—	—		(204,561)
Intercompany debt reallocation	38,082	(37,564)	(518)	—		—
Distributions to non-controlling interests	—	—	(3,507)	—		(3,507)
Net cash used in financing activities	(82,069)	(38,214)	(4,895)	—		(125,178)

Net increase (decrease) in cash and cash equivalents	8,819	(2,987)	16	—		5,848

Cash and cash equivalents at beginning of period	149	3,567	649	—		4,365
Cash and cash equivalents at end of period	$8,968	$580	$665	$—		$10,213

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

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of September 30, 2012, we operated 111 long term acute care hospitals and 12 acute medical rehabilitation hospitals in 28 states, and 965 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  We began operations in 1997 under the leadership of our current management team.  As of September 30, 2012, we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $2,207.9 million for the nine months ended September 30, 2012.  Of this total, we earned approximately 74% of our net operating revenues from our specialty hospitals and approximately 26% from our outpatient rehabilitation business.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Patients are typically admitted to our specialty hospitals from general acute care hospitals.  These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer.  Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services.  Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2012 Events

Refinancing

On August 13, 2012, Select, Holdings and the subsidiaries of Select named therein entered into an Extension Amendment to Select’s senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent.  Pursuant to the terms and conditions of the Extension Amendment, the lenders extended Series A Tranche B Term Loans in the aggregate principal amount of $275.0 million to Select at the same interest rate and with the same term as applies to other Tranche B Term Loan amounts borrowed by Select under the senior secured credit facility.  On September 12, 2012, Select used the proceeds of the Series A Tranche B Term Loans (other than amounts used for fees and expenses) and cash on hand to redeem an aggregate of $275.0 million principal amount of Select’s outstanding 7 5/8% senior subordinated notes due 2015 at a redemption price of 101.271% of the principal amount.  Select recognized a loss on early retirement of debt of $6.1 million for the three and nine months ended September 30, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

Stock Repurchase Program

On February 22, 2012, the Company’s board of directors authorized an increase of $100.0 million in the capacity of its common stock repurchase program from $150.0 million to $250.0 million.  The program will remain in effect until March 31, 2013, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate.  The timing of purchases of stock will be based upon market conditions and other factors.  The Company is funding this program with cash on hand or borrowings under its revolving credit facility.  The Company did not repurchase any shares during the three months ended September 30, 2012.  The Company repurchased 5,725,782 shares at a cost of $46.8 million, which includes transaction costs, during the nine months ended September 30, 2012.  Since the inception of the program through September 30, 2012, the Company has repurchased 22,490,389 shares at a cost of $163.6 million, or $7.28 per share, which includes transaction costs.

Summary Financial Results

Three Months Ended September 30, 2012

For the three months ended September 30, 2012, our net operating revenues increased 2.8% to $713.7 million compared to $694.1 million for the three months ended September 30, 2011.  Our specialty hospital revenues increased $10.3 million or 2.0% and our outpatient rehabilitation revenues increased $9.2 million or 5.3%.  We had income from operations for the three months ended September 30, 2012 of $70.8 million compared to $68.1 million for the three months ended September 30, 2011.  We had net income attributable to Holdings for the three months ended September 30, 2012 of $24.1 million compared to $25.6 million for the three months ended September 30, 2011.  Our Adjusted EBITDA for the three months ended September 30, 2012 was $87.7 million compared to $86.5 million for the three months ended September 30, 2011.  See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The increase in our income from operations and Adjusted EBITDA is principally due to increases in operating performance in our specialty hospital segment. We were able to increase our specialty hospital income from operations $3.4 million or 4.9% and our specialty hospital Adjusted EBITDA $2.1 million or 2.6% for the three months ended September 30, 2012 compared to the same quarter prior year.  These increases principally occurred in our Regency hospitals, from management services fees and lower bad debt expense.

Net income attributable to Holdings decreased $1.5 million to $24.1 million for the three months ended September 30, 2012 compared to $25.6 million for the three months ended September 30, 2011.  The decrease resulted primarily from the loss on early retirement of debt related to the redemption of $275.0 million of our senior subordinated notes completed September 12, 2012, offset in part by an increase in income from operations.

Nine Months Ended September 30, 2012

For the nine months ended September 30, 2012, our net operating revenues increased 5.8% to $2,207.9 million compared to $2,086.1 million for the nine months ended September 30, 2011.  Our specialty hospital revenues increased $80.3 million or 5.1% and our outpatient rehabilitation revenues increased $41.5 million or 7.9%.  We had income from operations for the nine months ended September 30, 2012 of $255.9 million compared to $236.7 million for the nine months ended September 30, 2011.  We had net income attributable to Holdings for the nine months ended September 30, 2012 of $108.8 million compared to $71.0 million for the nine months ended September 30, 2011.  Our Adjusted EBITDA for the nine months ended September 30, 2012 was $307.1 million compared to $292.2 million for the nine months ended September 30, 2011.  See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The increases in our income from operations and Adjusted EBITDA are principally due to increases in the operating performance of our specialty hospital segment. We were able to increase our specialty hospital income from operations $15.8 million or 6.7% and our specialty hospital Adjusted EBITDA $12.8 million or 4.7% for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.  These increases principally occurred due to the performance of our Regency hospitals.

Net income attributable to Holdings increased $37.8 million to $108.8 million for the nine months ended September 30, 2012 compared to $71.0 million for the nine months ended September 30, 2011. The increase resulted primarily from an increase in our income from operations described above, increases in our equity in earnings of unconsolidated subsidiaries principally related to our Baylor JV and a reduction of interest expense.  We also incurred losses on early retirement of debt related to the refinancing transactions completed June 1, 2011 that reduced our net income in the nine months ended September 30, 2011, and a debt redemption completed September 12, 2012 that reduced our net income in the nine months ended September 30, 2012.

Cash flow from operations provided $194.1 million of cash for the nine months ended September 30, 2012 for Holdings and $204.8 million of cash for the nine months ended September 30, 2012 for Select.  The difference in cash flow from operations between Holdings and Select primarily relates to interest payments on Holdings’ senior floating rate notes.

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

A number of states attorneys general and other parties filed legal challenges to the PPACA seeking to block its implementation on constitutional grounds.  On June 28, 2012, the U.S. Supreme Court upheld the PPACA finding that the individual health insurance mandate does not violate the Constitution because it may be viewed as a permissible tax on individuals who do not obtain health insurance.  The only provision of the law that the Court invalidated is a Medicaid provision that threatened states with the loss of existing Medicaid funding if they decline to comply with the PPACA’s Medicaid coverage extension.

Federal and state agencies are expected to continue to implement provisions of the PPACA following the Court’s decision. However, the 2012 presidential election and pending efforts in the U.S. Congress to repeal, amend or retract funding for various aspects of the PPACA create additional uncertainty about the ultimate impact of the PPACA. As a result, the full impact of the PPACA, and healthcare reform efforts in general, may not be known for several years.

We have included in our Annual Report on Form 10-K for the year ended December 31, 2011 a discussion of the principal PPACA provisions that affect our business, as well as regulatory initiatives adopted by CMS in response to particular provisions of the PPACA.

Budget Control Act of 2011

Beginning in January 2013, the Budget Control Act of 2011 will automatically reduce federal spending by approximately $1.2 trillion split evenly between domestic and defense spending.  Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap.  Unless further legislation is enacted, we believe this will generally result in a 2% reduction to Medicare payments, beginning on February 1, 2013.

Medicare Payment of Long Term Acute Care Hospital Services

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2012

On August 18, 2011, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012).  The standard federal rate for fiscal year 2012 was $40,222, an increase from the fiscal year 2011 standard federal rate of $39,600.  The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2012 of $17,931, which was a decrease from the fixed-loss amount in the 2011 fiscal year of $18,785.

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2013

On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  Two different standard federal rates apply during fiscal year 2013.  The standard federal rate for discharges on or after October 1, 2012 through December 28, 2012 is set at $40,916, an increase from $40,222 applicable during fiscal year 2012. The standard federal rate for discharges on or after December 29, 2012 and the remainder of fiscal year 2013 is set at $40,398. The increase through December 28, 2012 is based on a market basket increase of 2.6% less a productivity adjustment of 0.7% and less an additional reduction of 0.1% mandated by the PPACA. The market basket increase for the period of December 29, 2012 through the remainder of fiscal 2013 is further reduced by a portion of the one-time budget neutrality adjustment, as discussed below.  The fixed loss amount for high cost outlier cases is set at $15,408, a decrease from the fixed loss amount in the 2012 fiscal year of $17,931.

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

In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted through regulations a one-year extension of relief granted by the SCHIP Extension Act from the full application of Medicare admission thresholds.  As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012.  Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and before October 1, 2012 were subject to a modified 25 Percent Rule for discharges occurring in a three month period between July 1, 2012 and September 30, 2012.

In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2013, CMS indicated that “within the near future” it may recommend revisions to the payment policies addressing MedPAC’s recommendations for the development of patient-level and facility-level criteria.  CMS also indicated that these recommendations may render unnecessary the existing payment reductions for Medicare patients admitted from a general acute care hospital in excess of the applicable admission thresholds.

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

Additionally, the PPACA instituted a market basket payment adjustment for LTCHs.  For fiscal years 2012 and 2013, the reduction was 0.1%.  For fiscal year 2014, the reduction is 0.3%.  For fiscal years 2015 and 2016, the reduction is 0.2%.  For fiscal years 2017 through fiscal year 2019, the reduction is 0.75%.

Medicare Payment of Inpatient Rehabilitation Facility Services

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2012

On August 5, 2011, CMS published the policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard payment conversion factor for discharges for fiscal year 2012 was $14,076, an increase from the fiscal year 2011 standard payment conversion factor of $13,860.  CMS initially decreased the outlier threshold amount for fiscal year 2012 to $10,660 from $11,410 for fiscal year 2011.  In a notice published September 26, 2011, CMS corrected its calculation of the outlier threshold amount for fiscal year 2012 to $10,713.

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2013

On July 30, 2012, CMS published the policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  The standard payment conversion factor for discharges for fiscal year 2013 is $14,343, an increase from the fiscal year 2012 standard payment conversion factor of $14,076.  The standard payment conversion factor for fiscal year 2013 includes a market basket increase of 2.7% less a productivity adjustment of 0.7% and less a reduction of 0.1% mandated by the PPACA.  The outlier threshold amount for fiscal year 2013 is set at $10,466, a decrease from the outlier threshold amount in the 2012 fiscal year of $10,713.

Medicare Market Basket Adjustments for Inpatient Rehabilitation Facilities

The PPACA instituted a market basket payment reduction adjustment for IRFs.  For fiscal years 2012 and 2013, the reduction was 0.1%.  For fiscal year 2014, the reduction is 0.3%.  For fiscal years 2015 and 2016, the reduction is 0.2%.  For fiscal years 2017 - 2019, the reduction is 0.75%.

Medicare Quality Reporting Program for LTCHs and IRFs

The PPACA requires that CMS establish new quality data reporting programs for LTCHs and IRFs by fiscal year 2014.  CMS has adopted a quality data reporting program requiring LTCHs to submit data from three quality measures in order to receive the full payment update in fiscal year 2014, including measures related to (1) catheter-associated urinary tract infections, (2) central line catheter-associated blood stream infection, and (3) pressure ulcers that are new or have worsened.  In addition to the foregoing measures, CMS has adopted the following quality measures for LTCH reporting beginning in fiscal year 2016: (1) percent of nursing home residents who were assessed and appropriately given the seasonal influenza vaccine and (2) influenza vaccination coverage among healthcare personnel.  CMS adopted a quality data reporting program requiring IRFs to submit data from two quality measures in order to receive the full payment update in fiscal year 2014, including measures related to (1) catheter-associated urinary tract infections and (2) pressure ulcers that are new or have worsened.  Under the PPACA and CMS regulations, if an LTCH or IRF fails to report on the selected quality measures, its reimbursement will be reduced by 2.0% of the annual market basket update.  The reduction can result in payment rates less than the prior year.  However, the reduction will not carry over into the subsequent fiscal years.

Medicare Payment of Outpatient Rehabilitation Services

Medicare Physician Fee Schedule and Sustainable Growth Rate Update

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.  The Medicare physician fee schedule rates are automatically updated annually based on the sustainable growth rate (“SGR”) formula contained in legislation.  The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2012 CMS or Congress has taken action to prevent the SGR formula reductions.  The Middle Class Tax Relief and Job Creation Act of 2012 froze Medicare physician fee schedule rates at 2011 levels through December 31, 2012, temporarily averting a scheduled 27.4% cut as a result of the SGR formula that would have taken effect on March 1, 2012.  In the proposed 2013 Medicare physician fee schedule rule, CMS has estimated a 27.0% reduction in the Medicare physician fee schedule payment rates beginning on January 1, 2013, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.  This reduction would be in addition to any automatic spending reductions being enacted as a result of the Budget Control Act of 2011 which, as discussed above, would cut all Medicare spending by 2%.  If the 27.0% SGR reduction and 2% cut in all Medicare spending are averted by Congress, the projected impact of other changes in the proposed 2013 Medicare physician fee schedule rule on outpatient physical therapy services in aggregate would result in a 3% increase in 2013.  This positive change is primarily due to the phase in of the final year of the 4-year transition to the new practice expense relative value units based on data from the Physician Practice Information Survey.

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

In the proposed 2013 Medicare physician fee schedule rule, CMS indicated that it will implement a claims-based data collection process to gather additional data on patient function during the course of therapy in order to better understand patient conditions and outcomes.  All practice settings that provide outpatient therapy services would be required to include this data on the claim form.  Beginning on January 1, 2013, therapists would be required to report new codes and modifiers on the claim form that reflect a patient’s functional limitations and goals at initial evaluation, periodically throughout care, and at discharge.  For claims submitted after July 1, 2013, CMS proposes to return claims as unpaid if the required data is not included in the claim.

Several government agencies are expected to release reports on aspects of the Medicare payment system for therapy services.  In the final 2011 Medicare physician fee schedule rule, CMS indicated the agency is evaluating alternative payment methodologies that would provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps.  The Middle Class Tax Relief and Job Creation Act of 2012 directs MedPAC to submit a report to Congress by June 15, 2013 making recommendations on how to reform the payment system so that it is better designed to reflect functional limitations, severity, and the therapy needs of the patient.  The MedPAC report is to include an examination of private sector initiatives to manage outpatient therapy benefits.  In September 2012, MedPAC presented analysis and information on spending, utilization, and data quality issues that affect the Medicare outpatient therapy benefit.  MedPAC presented potential policy options in three key areas for consideration:  1) improving management of the benefit, 2) collecting information on patients’ functional status, and 3) reforming the payment system for outpatient therapy services.  At its October 2012 meeting, MedPAC proposed two additional specific policy options:  An increase in the multiple procedure payment reduction from 25% to 50% in the practice expense component for the second and subsequent therapy services furnished by a provider to the same patient on the same day; and reducing the level of the therapy caps to a lower level while allowing manual medical review for requests that exceed the therapy cap.  In addition to the MedPAC report, the GAO is directed to issue a report no later than May 1, 2013 regarding implementation of the manual medical review process instituted by the Middle Class Tax Relief and Job Creation Act of 2012.  The report must detail the number of beneficiaries subject to the process, the number of reviews conducted, and the outcome of the reviews.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses.  Effective January 1, 2012, the annual limit on outpatient therapy services is $1,880 for combined physical and speech language pathology services and $1,880 for occupational therapy services.  The per beneficiary caps were $1,870 for calendar year 2011.  The annual limits for therapy expenses do not apply to services furnished and billed by outpatient hospital departments.  However, beginning no later than October 1, 2012 and expiring on December 31, 2012, the Middle Class Tax Relief and Job Creation Act of 2012 will apply the annual limits on therapy expenses to hospital outpatient department settings.  The application of annual limits to hospital outpatient department settings will sunset at the end of 2012 unless extended by Congress. We operated 965 outpatient rehabilitation clinics at September 30, 2012, of which 139 are provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals.

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

The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses.  For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record.  Effective October 1, 2012, all claims exceeding $3,700 will be subject to a manual medical review process.  The $3,700 threshold will be applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap.  Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Specialty hospital data(1):
Number of hospitals owned - start of period	115	117	116	115
Number of hospitals acquired	—	—	1	1
Number of hospital start-ups	—	—	—	1
Number of hospitals closed/sold	—	—	(2)	—
Number of hospitals owned - end of period	115	117	115	117
Number of hospitals managed - end of period	4	6	4	6
Total number of hospitals (all) - end of period	119	123	119	123
Long term acute care hospitals	110	111	110	111
Rehabilitation hospitals	9	12	9	12
Available licensed beds (2)	5,135	5,174	5,135	5,174
Admissions (2)	13,599	13,477	40,965	41,404
Patient days (2)	333,322	328,871	994,179	1,007,908
Average length of stay (days) (2)	25	25	24	24
Net revenue per patient day (2)(3)	$1,474	$1,517	$1,498	$1,532
Occupancy rate (2)	71%	69%	71%	71%
Percent patient days - Medicare (2)	65%	64%	65%	64%

Outpatient rehabilitation data:
Number of clinics owned - start of period	849	852	875	850
Number of clinics acquired	—	3	—	3
Number of clinic start-ups	7	6	22	24
Number of clinics closed/sold	(9)	(3)	(50)	(19)
Number of clinics owned - end of period	847	858	847	858
Number of clinics managed - end of period	105	107	105	107
Total number of clinics (all) - end of period	952	965	952	965
Number of visits (2)	1,099,342	1,129,015	3,381,896	3,447,774
Net revenue per visit (2)(4)	$103	$103	$103	$103

(1)         Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)         Data excludes specialty hospitals and outpatient clinics managed by the Company.

(3)         Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(4)         Net revenue per visit is calculated by dividing outpatient rehabilitation clinic direct patient service revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation clinic direct patient service revenue does not include managed clinics or contract services revenue.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2012	2011	2012
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.8	83.9	83.8	83.9
General and administrative	2.2	2.4	2.2	2.4
Bad debt expense	1.7	1.6	1.7	1.6
Depreciation and amortization	2.5	2.2	2.5	2.2
Income from operations	9.8	9.9	9.8	9.9
Loss on early retirement of debt	—	(0.9)	—	(0.9)
Equity in earnings of unconsolidated subsidiaries	0.2	0.2	0.2	0.2
Interest expense, net	(3.4)	(3.3)	(3.1)	(3.0)
Income before income taxes	6.6	5.9	6.9	6.2
Income tax expense	2.8	2.3	2.9	2.4
Net income	3.8	3.6	4.0	3.8
Net income attributable to non-controlling interest	0.1	0.2	0.1	0.2
Net income attributable to Holdings and Select	3.7%	3.4%	3.9%	3.6%

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.9	82.6	81.9	82.6
General and administrative	2.3	2.3	2.3	2.3
Bad debt expense	1.9	1.4	1.9	1.4
Depreciation and amortization	2.5	2.1	2.5	2.1
Income from operations	11.4	11.6	11.4	11.6
Loss on early retirement of debt	(1.5)	(0.3)	(0.9)	(0.3)
Equity in earnings of unconsolidated subsidiaries	0.0	0.3	0.0	0.3
Interest expense, net	(3.6)	(3.3)	(2.9)	(2.8)
Income before income taxes	6.3	8.3	7.6	8.8
Income tax expense	2.7	3.2	3.2	3.4
Net income	3.6	5.1	4.4	5.4
Net income attributable to non-controlling interest	0.2	0.2	0.2	0.2
Net income attributable to Holdings and Select	3.4%	4.9%	4.2%	5.2%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended September 30,			Three Months Ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$521,085	$531,409	2.0%	$521,085	$531,409	2.0%
Outpatient rehabilitation	173,030	182,246	5.3	173,030	182,246	5.3
Other(2)	16	14	(12.5)	16	14	(12.5)
Total company	$694,131	$713,669	2.8%	$694,131	$713,669	2.8%

Income (loss) from operations:
Specialty hospitals	$68,742	$72,106	4.9%	$68,742	$72,106	4.9%
Outpatient rehabilitation	15,432	17,202	11.5	15,432	17,202	11.5
Other(2)	(16,101)	(18,489)	(14.8)	(16,101)	(18,489)	(14.8)
Total company	$68,073	$70,819	4.0%	$68,073	$70,819	4.0%

Adjusted EBITDA:(3)
Specialty hospitals	$81,570	$83,659	2.6%	$81,570	$83,659	2.6%
Outpatient rehabilitation	19,435	20,354	4.7	19,435	20,354	4.7
Other(2)	(14,469)	(16,266)	(12.4)	(14,469)	(16,266)	(12.4)
Total company	$86,536	$87,747	1.4%	$86,536	$87,747	1.4%

Adjusted EBITDA margins:(3)
Specialty hospitals	15.7%	15.7%		15.7%	15.7%
Outpatient rehabilitation	11.2	11.2		11.2	11.2
Other(2)	N/M	N/M		N/M	N/M
Total company	12.5%	12.3%		12.5%	12.3%

Total assets:
Specialty hospitals	$2,191,493	$2,165,248		$2,191,493	$2,165,248
Outpatient rehabilitation	468,551	431,310		468,551	431,310
Other(2)	91,066	185,250		89,568	184,120
Total company	$2,751,110	$2,781,808		$2,749,612	$2,780,678

Purchases of property and equipment:
Specialty hospitals	$4,957	$12,281		$4,957	$12,281
Outpatient rehabilitation	3,160	3,073		3,160	3,073
Other(2)	281	1,900		281	1,900
Total company	$8,398	$17,254		$8,398	$17,254

	Select Medical Holdings Corporation			Select Medical Corporation
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2011	2012	% Change	2011	2012	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$1,561,270	$1,641,577	5.1%	$1,561,270	$1,641,577	5.1%
Outpatient rehabilitation	524,694	566,195	7.9	524,694	566,195	7.9
Other(2)	102	111	8.8	102	111	8.8
Total company	$2,086,066	$2,207,883	5.8%	$2,086,066	$2,207,883	5.8%

Income (loss) from operations:
Specialty hospitals	$235,083	$250,904	6.7%	$235,083	$250,904	6.7%
Outpatient rehabilitation	52,619	58,635	11.4	52,619	58,635	11.4
Other(2)	(50,971)	(53,603)	(5.2)	(50,971)	(53,603)	(5.2)
Total company	$236,731	$255,936	8.1%	$236,731	$255,936	8.1%

Adjusted EBITDA:(3)
Specialty hospitals	$273,004	$285,779	4.7%	$273,004	$285,779	4.7%
Outpatient rehabilitation	65,308	68,669	5.1	65,308	68,669	5.1
Other(2)	(46,117)	(47,358)	(2.7)	(46,117)	(47,358)	(2.7)
Total company	$292,195	$307,090	5.1%	$292,195	$307,090	5.1%

Adjusted EBITDA margins:(3)
Specialty hospitals	17.5%	17.4%		17.5%	17.4%
Outpatient rehabilitation	12.4	12.1		12.4	12.1
Other(2)	N/M	N/M		N/M	N/M
Total company	14.0%	13.9%		14.0%	13.9%

Total assets:
Specialty hospitals	$2,191,493	$2,165,248		$2,191,493	$2,165,248
Outpatient rehabilitation	468,551	431,310		468,551	431,310
Other(2)	91,066	185,250		89,568	184,120
Total company	$2,751,110	$2,781,808		$2,749,612	$2,780,678

Purchases of property and equipment:
Specialty hospitals	$21,574	$31,963		$21,574	$31,963
Outpatient rehabilitation	8,142	9,786		8,142	9,786
Other(2)	2,378	3,439		2,378	3,439
Total company	$32,094	$45,188		$32,094	$45,188

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Net income	$26,381	$25,158	$28,076	$27,001
Income tax expense	19,330	16,189	20,243	17,181
Interest expense, net of interest income	24,015	24,575	21,407	21,740
Loss on early retirement of debt	—	6,064	—	6,064
Equity in earnings of unconsolidated subsidiaries	(1,653)	(1,167)	(1,653)	(1,167)
Stock compensation expense:
Included in general and administrative	488	847	488	847
Included in cost of services	430	544	430	544
Depreciation and amortization	17,545	15,537	17,545	15,537
Adjusted EBITDA	$86,536	$87,747	$86,536	$87,747

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)
Net income	$75,425	$112,546	$92,225	$117,972
Income tax expense	56,809	71,415	65,854	74,337
Interest expense, net of interest income	74,808	72,295	59,596	63,947
Loss on early retirement of debt	31,018	6,064	20,385	6,064
Equity in earnings of unconsolidated subsidiaries	(1,329)	(6,384)	(1,329)	(6,384)
Stock compensation expense:
Included in general and administrative	1,436	2,436	1,436	2,436
Included in cost of services	1,262	1,554	1,262	1,554
Depreciation and amortization	52,766	47,164	52,766	47,164
Adjusted EBITDA	$292,195	$307,090	$292,195	$307,090

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

In the following discussion, we address the results of operations of Select and Holdings.  With the exception of interest expense and income taxes, the results of operations of Holdings are identical to those of Select.  Therefore, the discussion related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries and non-controlling interest is identical for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 2.8% to $713.7 million for the three months ended September 30, 2012 compared to $694.1 million for the three months ended September 30, 2011.

Specialty Hospitals.  Our specialty hospital net operating revenues increased 2.0% to $531.4 million for the three months ended September 30, 2012 compared to $521.1 million for the three months ended September 30, 2011.  The growth in net operating revenue primarily resulted from increases in net revenue per patient day, partially offset by a decline in patient volumes.  Our average net revenue per patient day was $1,517 for the three months ended September 30, 2012 compared to $1,474 for the three months ended September 30, 2011.  The 2.9% increase in our net revenue per patient day was principally due to increases in both our average Medicare and non-Medicare net revenue per patient day.  Our patient days declined 1.3% to 328,871 days for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to a decline in Medicare volume.  Our specialty hospital occupancy declined to 69% for the three months ended September 30, 2012 compared to 71% for the three months ended September 30, 2011.

Outpatient Rehabilitation.  Our outpatient rehabilitation net operating revenues increased 5.3% to $182.2 million for the three months ended September 30, 2012 compared to $173.0 million for the three months ended September 30, 2011.  The net operating revenues generated by our outpatient rehabilitation clinics increased 1.0% to $137.8 million for the three months ended September 30, 2012 compared to $136.3 million for the three months ended September 30, 2011.  The increase was principally related to volume growth in our owned outpatient rehabilitation clinics offset by declines in fees earned from managed centers.  The number of patient visits in our owned outpatient rehabilitation clinics increased 2.7% for the three months ended September 30, 2012 to 1,129,015 visits compared to 1,099,342 visits for the three months ended September 30, 2011.  Net revenue per visit in our outpatient rehabilitation clinics was $103 for both the three months ended September 30, 2012 and 2011.  Our contract services business increased net operating revenues by 21.2% to $44.5 million for the three months ended September 30, 2012 compared to $36.7 million for the three months ended September 30, 2011, which primarily resulted from the addition of new contracts in the fourth quarter of 2011.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased 3.1% to $627.3 million for the three months ended September 30, 2012 compared to $608.5 million for the three months ended September 30, 2011.  As a percentage of our net operating revenues, our operating expenses were 87.9% for the three months ended September 30, 2012 compared to 87.7% for the three months ended September 30, 2011.  Our cost of services, a major component of which is labor expense, were $599.0 million or 83.9% of net operating revenues for the three months ended September 30, 2012 compared to $581.8 million or 83.8% of net operating revenues for the three months ended September 30, 2011.  The increase in cost of services as a percentage of net operating revenues resulted from increased relative labor costs in both our specialty hospital segment and outpatient rehabilitation segment.  This increase in relative labor costs for the three months ended September 30, 2012 resulted from increased labor costs associated with the Baylor JV services agreement, increased staffing costs in our hospitals, and lower productivity in our contract services business.  Facility rent expense, which is a component of cost of services, was $31.7 million for three months ended September 30, 2012 compared to $29.5 million for the three months ended September 30, 2011.  General and administrative expenses were 2.4% of net operating revenues or $17.1 million for the three months ended September 30, 2012 compared to 2.2% of net operating revenues or $15.0 million for the three months ended September 30, 2011.  The increase in our general and administrative expenses resulted from increased administrative costs principally related to executive compensation.  Our bad debt expense was $11.2 million or 1.6% of net operating revenues for the three months ended September 30, 2012 compared to $11.7 million or 1.7% of net operating revenues for the three months ended September 30, 2011.  The decline in our bad debt expense was attributable to our favorable collections experience of accounts receivable in both our operating segments for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Adjusted EBITDA

Specialty Hospitals.   Our Adjusted EBITDA for our specialty hospitals increased 2.6% to $83.7 million for the three months ended September 30, 2012 compared to $81.6 million for the three months ended September 30, 2011.  Our Adjusted EBITDA margins for the segment were 15.7% for both the three months ended September 30, 2012 and 2011.  The increase in the Adjusted EBITDA for our specialty hospitals was primarily the result of operating improvements in the Regency hospitals, increases in management services fees, and lower bad debt expense.

Outpatient Rehabilitation.   Our Adjusted EBITDA for our outpatient rehabilitation segment increased 4.7% to $20.4 million for the three months ended September 30, 2012 compared to $19.4 million for the three months ended September 30, 2011.  Our Adjusted EBITDA margins for the segment were 11.2% for both the three months ended September 30, 2012 and 2011.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $0.7 million to $17.9 million and our Adjusted EBITDA margins in our outpatient rehabilitation clinics increased to 13.0% from 12.6% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The increase in our Adjusted EBITDA in our outpatient rehabilitation clinics was principally due to increased volumes and a reduction of bad debt expense, offset in part by increases in labor costs. The Adjusted EBITDA in our contract services business increased by $0.2 million to $2.5 million and the Adjusted EBITDA margins in our contract services business declined to 5.6% from 6.2% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.  The decline in Adjusted EBITDA margins in our contract services business was principally due to increased relative labor costs associated with lower productivity related to new business.

Other.   Our Adjusted EBITDA loss was $16.3 million for the three months ended September 30, 2012 compared to an Adjusted EBITDA loss of $14.5 million for the three months ended September 30, 2011 and is primarily related to higher general and administrative expenses, as described under “Operating Expenses.”

Income from Operations

For the three months ended September 30, 2012 we had income from operations of $70.8 million compared to $68.1 million for the three months ended September 30, 2011.  The increase in our income from operations resulted principally from increases in our operating performance of our specialty hospital and outpatient rehabilitation segments described above and a decline in depreciation and amortization expense, offset in part by an increase in general and administrative expenses.

Loss on Early Retirement of Debt

On September 12, 2012, we redeemed an aggregate of $275.0 million principal amount of Select’s 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount.  We recognized a loss on early retirement of debt of $6.1 million for the three months ended September 30, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and payment of the call premiums.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended September 30, 2012, we had equity in earnings of unconsolidated subsidiaries of $1.2 million compared to equity in earnings of unconsolidated subsidiaries of $1.7 million for the three months ended September 30, 2011.  The decline in our equity in earnings of unconsolidated subsidiaries resulted principally from start-up losses incurred by companies that provide specialized technology and services to healthcare entities where we hold a minority equity investment.

Interest Expense

Select Medical Corporation.  Interest expense was $21.7 million for the three months ended September 30, 2012 compared to $21.5 million for the three months ended September 30, 2011.  The increase in interest expense for the three months ended September 30, 2012 is principally due to incremental borrowings associated with the $275.0 million incremental facility under our senior credit agreement completed on August 13, 2012.  The proceeds of which were not used to redeem $275.0 million of Select’s 7 5/8% senior subordinated notes until September 12, 2012.

Select Medical Holdings Corporation.  Interest expense was $24.6 million for the three months ended September 30, 2012 compared to $24.1 million for the three months ended September 30, 2011.  The increase in interest expense for the three months ended September 30, 2012 is principally due to incremental borrowings associated with the $275.0 million incremental facility under our senior credit agreement completed on August 13, 2012.  The proceeds of which were not used to redeem $275.0 million of Select’s 7 5/8% senior subordinated notes until September 12, 2012.

Income Taxes

Select Medical Corporation. We recorded income tax expense of $17.2 million for the three months ended September 30, 2012. The expense represented an effective tax rate of 38.9%.  We recorded income tax expense of $20.2 million for the three months ended September 30, 2011. The expense represented an effective tax rate of 41.9%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $16.2 million for the three months ended September 30, 2012.  The expense represented an effective tax rate of 39.2%.  We recorded income tax expense of $19.3 million for the three months ended September 30, 2011.  The expense represented an effective tax rate of 42.3%.  The decline in our effective tax rate is primarily a consequence of the 2011 rate having been impacted by a tax gain associated with a hospital exchange that occurred in 2011, a reduction in the provision for uncertain tax positions and a lower effective state tax rate.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $1.0 million for the three months ended September 30, 2012 and $0.8 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

In the following discussion, we address the results of operations of Select and Holdings.  With the exception of loss on early retirement of debt, interest expense, and income taxes, the results of operations of Holdings are identical to those of Select.  Therefore, the discussion related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries and non-controlling interest is identical for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 5.8% to $2,207.9 million for the nine months ended September 30, 2012 compared to $2,086.1 million for the nine months ended September 30, 2011.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 5.1% to $1,641.6 million for the nine months ended September 30, 2012 compared to $1,561.3 million for the nine months ended September 30, 2011.  The growth in net operating revenue primarily resulted from increases in patient volumes, increases in both Medicare and non-Medicare reimbursement rates and revenues that are generated from contracted labor services provided to the Baylor JV.  Our patient days increased 1.4% to 1,007,908 days for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Our specialty hospital occupancy was 71% for both the nine months ended September 30, 2012 and 2011.  Our average net revenue per patient day was $1,532 for the nine months ended September 30, 2012 compared to $1,498 for the nine months ended September 30, 2011.  The increase in our net revenue per patient day was principally due to increases in our average non-Medicare net revenue per patient day resulting from Medicaid bonus payments we received during the three months ended June 30, 2012, and from increases in management services fees.

Outpatient Rehabilitation.  Our outpatient rehabilitation net operating revenues increased 7.9% to $566.2 million for the nine months ended September 30, 2012 compared to $524.7 million for the nine months ended September 30, 2011.  The net operating revenues generated by our outpatient rehabilitation clinics for the nine months ended September 30, 2012 increased 3.0% to $421.7 million compared to $409.3 million for the nine months ended September 30, 2011.  The increase was primarily related to revenues we generated from contracted labor services provided to the Baylor JV and volume growth in our owned outpatient rehabilitation clinics.  The number of patient visits in our owned outpatient rehabilitation clinics increased 1.9% for the nine months ended September 30, 2012 to 3,447,774 visits compared to 3,381,896 visits for the nine months ended September 30, 2011.  Net revenue per visit in our outpatient rehabilitation clinics was $103 for both the nine months ended September 30, 2012 and 2011.  Our contract services business increased net operating revenues 25.2% to $144.5 million compared to $115.4 million for the nine months ended September 30, 2011, which primarily resulted from the addition of new contracts in the fourth quarter of 2011.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by 6.0% to $1,904.8 million for the nine months ended September 30, 2012 compared to $1,796.6 million for the nine months ended September 30, 2011.  As a percentage of our net operating revenues, our operating expenses were 86.3% for the nine months ended September 30, 2012 compared to 86.1% for the nine months ended September 30, 2011.  Our cost of services, a major component of which is labor expense, were $1,823.3 million or 82.6% of net operating revenues for the nine months ended September 30, 2012 compared to $1,708.9 million or 81.9% of net operating revenues for the nine months ended September 30, 2011.  The increase in cost of services as a percentage of net operating revenues resulted primarily from increased relative labor costs in both our specialty hospital and our outpatient rehabilitation segments.  Our specialty hospitals experienced an increase in relative labor costs due to the labor costs associated with the Baylor JV services agreement and increased staffing costs during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Our outpatient rehabilitation segment experienced an increase in relative labor costs associated with the Baylor JV services agreement and lower productivity in our contract services business.  Facility rent expense, which is a component of cost of services, was $93.3 million for the nine months ended September 30, 2012 compared to $89.1 million for the nine months ended September 30, 2011.  General and administrative expenses were $49.9 million for the nine months ended September 30, 2012 compared to $47.7 million for the nine months ended September 30, 2011 and represented 2.3% of net operating revenues in both periods.  This increase in general and administrative expense resulted principally from increases in executive compensation.  Our bad debt expense was $31.6 million or 1.4% of net operating revenues for the nine months ended September 30, 2012 compared to $40.0 million or 1.9% for the nine months ended September 30, 2011.  The decline in our bad debt expense was attributed to our favorable collections experience of accounts receivable in both our operating segments for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Adjusted EBITDA

Specialty Hospitals.   Our Adjusted EBITDA for our specialty hospitals increased by 4.7% to $285.8 million for the nine months ended September 30, 2012 compared to $273.0 million for the nine months ended September 30, 2011.  Our Adjusted EBITDA margins for the segment decreased to 17.4% for the nine months ended September 30, 2012 from 17.5% for the nine months ended September 30, 2011.  The increase in the Adjusted EBITDA for our specialty hospitals was primarily the result of increased volume discussed above under “Net Operating Revenues” and a reduction in bad debt expense discussed above under “Operating Expenses.”  The decrease in the Adjusted EBITDA margin is due to negative margin effect of the Baylor JV services agreement.

Outpatient Rehabilitation.   Our Adjusted EBITDA for our outpatient rehabilitation segment increased 5.1% to $68.7 million for the nine months ended September 30, 2012 compared to $65.3 million for the nine months ended September 30, 2011.  Our Adjusted EBITDA margins decreased to 12.1% for the nine months ended September 30, 2012 from 12.4% for the nine months ended September 30, 2011.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $2.1 million to $58.2 million for the nine months ended September 30, 2012 compared to $56.1 million for the nine months ended September 30, 2011.  Our Adjusted EBITDA margins for our outpatient rehabilitation clinics increased to 13.8% for the nine months ended September 30, 2012 from 13.7% for the nine months ended September 30, 2011.  The increase in our Adjusted EBITDA margin in our outpatient rehabilitation clinics was principally due to a reduction in relative bad debt and operating expenses, offset in part by increases in relative labor costs.  The Adjusted EBITDA in our contract services business increased by $1.2 million to $10.4 million for the nine months ended September 30, 2012 compared to $9.2 million for the nine months ended September 30, 2011.  The Adjusted EBITDA margins for our contract services business declined to 7.2% for the nine months ended September 30, 2012 compared to 8.0% for the nine months ended September 30, 2011.  The decline in Adjusted EBITDA margins for our contract services business was principally due to increased labor costs associated with new business and lower productivity resulting from regulatory changes that became effective on October 1, 2011.

Other.   Our Adjusted EBITDA loss was $47.4 million for the nine months ended September 30, 2012 compared to an Adjusted EBITDA loss of $46.1 million for the nine months ended September 30, 2011, and is principally related to increases in executive compensation.

Income from Operations

For the nine months ended September 30, 2012 we had income from operations of $255.9 million compared to $236.7 million for the nine months ended September 30, 2011.  The increase in our income from operations resulted principally from increases in our operating performance of our specialty hospital and outpatient rehabilitation segments described above and a decline in depreciation and amortization expense.

Loss on Early Retirement of Debt

Select Medical Corporation.  On September 12, 2012 we redeemed an aggregate of $275.0 million principal amount of Select’s 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount.  We recognized a loss on early retirement of debt of $6.1 million for the nine months ended September 30, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

On June 1, 2011, we refinanced our senior secured credit facility.  A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes.  We recognized a loss on early retirement of debt of $20.4 million for the nine months ended September 30, 2011, which included the write-off of unamortized deferred financing costs and tender premiums.

Select Medical Holdings Corporation. On September 12, 2012 we redeemed an aggregate of $275.0 million principal amount of Select’s 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount.  We recognized a loss on early retirement of debt of $6.1 million for the nine months ended September 30, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

On June 1, 2011, we refinanced our senior secured credit facility.  A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select’s 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes.  We recognized a loss on early retirement of debt of $31.0 million for the nine months ended September 30, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

Equity in Earnings of Unconsolidated Subsidiaries

For the nine months ended September 30, 2012, we had equity in earnings of unconsolidated subsidiaries of $6.4 million compared to equity in earnings of unconsolidated subsidiaries of $1.3 million for the nine months ended September 30, 2011.  The increase in our equity in earnings of unconsolidated subsidiaries resulted principally from an increase in the contribution from the Baylor JV.

Interest Expense

Select Medical Corporation.  Interest expense was $63.9 million for the nine months ended September 30, 2012 compared to $59.9 million for the nine months ended September 30, 2011.  The increase in interest expense resulted primarily from the refinancing of $150.0 million of Holdings’ debt, for which Select was not previously obligated, through indebtedness incurred by Select under the new senior secured credit facility on June 1, 2011.

Select Medical Holdings Corporation.  Interest expense was $72.3 million for the nine months ended September 30, 2012 compared to $75.1 million for the nine months ended September 30, 2011.  The decrease in interest expense resulted primarily from the lower interest rates on the portions of the debt that were refinanced on June 1, 2011 and reduced borrowings for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Income Taxes

Select Medical Corporation.  We recorded income tax expense of $74.3 million for the nine months ended September 30, 2012. The expense represented an effective tax rate of 38.7%.  We recorded income tax expense of $65.9 million for the nine months ended September 30, 2011. The expense represented an effective tax rate of 41.7%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $71.4 million for the nine months ended September 30, 2012. The expense represented an effective tax rate of 38.8%.  We recorded income tax expense of $56.8 million for the nine months ended September 30, 2011. The expense represented an effective tax rate of 43.0%.  The decline in our effective tax rate is primarily a consequence of the 2011 rate having been impacted by a tax gain associated with a hospital exchange that occurred in 2011, a reduction in the provision for uncertain tax positions and a lower effective state tax rate.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $3.7 million for the nine months ended September 30, 2012 and $4.4 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2012 and Nine Months Ended September 30, 2011

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$143,914	$194,076	$166,834	$204,753
Cash flows used in investing activities	(35,808)	(40,123)	(35,808)	(40,123)
Cash flows used in financing activities	(102,258)	(116,320)	(125,178)	(126,997)
Net increase in cash and cash equivalents	5,848	37,633	5,848	37,633
Cash and cash equivalents at beginning of period	4,365	12,043	4,365	12,043
Cash and cash equivalents at end of period	$10,213	$49,676	$10,213	$49,676

Operating activities for Holdings provided $194.1 million and for Select provided $204.8 million of cash flows for the nine months ended September 30, 2012.  Operating activities for Holdings provided $143.9 million and for Select provided $166.8 million of cash flows for the nine months ended September 30, 2011.  The operating cash flows of Select exceeded the operating cash flows of Holdings by $10.7 million for the nine months ended September 30, 2012 and by $22.9 million for the nine months ended September 30, 2011.  The difference relates to interest payments on Holdings’ indebtedness.

Our days sales outstanding were 51 days at September 30, 2012 compared to 52 days at September 30, 2011 and 53 days at December 31, 2011.  The movement in our days sales outstanding is primarily affected by the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.

Investing activities used $40.1 million of cash flow for the nine months ended September 30, 2012.  The principal use of cash included $45.2 million related to the purchase of property and equipment, $9.9 million related primarily to an additional investment in the Baylor JV and $1.5 million used for acquisitions.  This use of cash was offset by $16.5 million in proceeds related to the sale of a building.  Investing activities used $35.8 million of cash flow for the nine months ended September 30, 2011.  The principal use of cash included $32.1 million related to the purchase of property and equipment and $13.5 million related to the purchase of the Baylor JV partnership units and working capital advances, offset by proceeds from the sale of assets of $7.9 million which was primarily related to the sale of a building we acquired in connection with the acquisition of Regency and $1.9 million from acquisition activities that includes the resolution of the Regency net working capital settlement with the seller.

Financing activities for Select used $127.0 million of cash flow for the nine months ended September 30, 2012.  The primary uses of cash related to repurchases and redemptions of its 7 5/8% senior subordinated notes of $278.5 million, net payments under our senior secured revolving credit facility of $40.0 million, senior secured credit facility term loan amortization payments of $7.1 million, dividends paid to Holdings to fund interest payments and stock repurchases of $57.5 million, principal payments of other debt of $7.4 million, debt issuance costs of $4.2 million, repayment of bank overdrafts of $3.0 million and distributions to non-controlling interests of $3.0 million.  These uses were offset, in part, by additional senior secured credit facility net term loan borrowings of $266.8 million, proceeds of $1.1 million from the issuance of common stock and borrowings of other debt of $5.8 million.  Financing activities for Select used $125.2 million of cash flow for the nine months ended September 30, 2011.  The primary use of cash related to dividends paid to Holdings of $204.6 million to fund interest payments and the repurchase of all $150.0 million principal amount of Holdings 10% senior subordinated notes, $18.6 million of debt issuance costs, repayment of bank overdrafts of $4.2 million and $3.5 million in distributions to non-controlling interests offset by net borrowings of debt of $105.5 million.

The difference in cash flows provided by financing activities of Holdings compared to Select of $10.7 million for the nine months ended September 30, 2012 and $22.9 million for the nine months ended September 30, 2011 related to dividends paid by Select to Holdings to service Holdings’ interest obligations related to indebtedness.

Capital Resources

Select Medical Corporation.  Select had net working capital of $119.9 million at September 30, 2012 compared to a net working capital of $97.3 million at December 31, 2011.

Select Medical Holdings Corporation.  Holdings had net working capital of $119.4 million at September 30, 2012 compared to a net working capital of $99.5 million at December 31, 2011.

On August 13, 2012, Select, Holdings and the subsidiaries of Select named therein entered into an Extension Amendment to Select’s senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent.  Pursuant to the terms and conditions of the Extension Amendment, the lenders extended Series A Tranche B Term Loans in the aggregate principal amount of $275.0 million to Select at the same interest rate and with the same term as applies to other Tranche B Term Loan amounts borrowed by Select under the senior secured credit facility.  On September 12, 2012, Select used the proceeds of the Series A Tranche B Term Loans (other than amounts used for fees and expenses) and cash on hand to redeem an aggregate of $275.0 million principal amount of Select’s outstanding 7 5/8% senior subordinated notes due 2015 at a redemption price of 101.271% of the principal amount.

At September 30, 2012, we had outstanding borrowings of $1,098.8 million (net of unamortized original issue discount of $14.9 million) under the term loans and no outstanding borrowings (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities. Also, as of September 30, 2012, we had $265.9 million of availability under our revolving loan facility (after giving effect to $34.1 million of outstanding letters of credit).

The applicable margin percentage for borrowings under our term loans is (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBO rate loans. The adjusted LIBO rate at no time shall be less than 1.75% when used in reference to borrowings under our term loans. The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in the credit agreement). The applicable margin percentage for revolving loans is currently (1) 2.25% for alternate base rate loans and (2) 3.25% for adjusted LIBO rate loans.

Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended September 30, 2012, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 2.86 to 1.00 as of September 30, 2012.

Holdings’ board of directors authorized a program to repurchase up to $250.0 million worth of shares of our common stock.  The program will remain in effect until March 31, 2013, unless extended by the board of directors. During the nine months ended September 30, 2012, Holdings has repurchased 5,725,782 shares at a cost of $46.8 million and since the inception of the program has repurchased 22,490,389 shares under the program at a cost of $163.6 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.

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

We routinely pursue opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals. With the expiration of the moratorium on new LTCHs and new LTCH beds set to expire on December 28, 2012, we are evaluating the addition of LTCH beds at certain of our hospitals.  We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.  In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

Special Cash Dividend

On October 30, 2012, our board of directors declared a special cash dividend of $1.50 per share to be paid on or about December 12, 2012 to all common stockholders of record (including holders of shares of restricted stock) on December 5, 2012.  Cash for the dividend will come from cash on hand and borrowings under Select’s senior secured revolving credit facility.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (“Update 2012-02”). In accordance with Update 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. Update 2012-02 will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income” (“Update 2011-05”) that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. We adopted Update 2011-05 on January 1, 2012.  Update 2011-05 had no effect on our presentation of other comprehensive income for the three and nine months ended September 30, 2011 and 2012 because we did not have any items of other comprehensive income during these periods.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under Select’s senior secured credit facility and Holdings’ senior floating rate notes. As of September 30, 2012, we had $1,113.7 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.6 million annual change in interest expense.  However, because the variable interest rate for our $1,113.7 million in term loans is subject to an Adjusted LIBO Rate floor of 1.75% until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.50%.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of September 30, 2012 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During April 2012, the Company’s long term acute care hospital in Evansville, Indiana (“SSH - Evansville”) received two subpoenas from the Office of Attorney General for the State of Indiana. One subpoena demanded certain patient medical records of SSH - Evansville. The second subpoena demanded reports and documents related to SSH - Evansville for various periods beginning in 2006, including certain financial, statistical, billing and quality reports; certain policies and procedures, joint venture board meeting minutes, and documents related to certain complaints and internal investigations. SSH — Evansville subsequently received a Request for Information or Assistance from the Office of Inspector General of the U.S. Department of Health and Human Services (Indianapolis, Indiana Field Office) covering the period beginning in 2007 seeking substantially the same records demanded by the Indiana Attorney General’s Office, additional patient medical records of SSH - Evansville and additional documents and information of SSH - Evansville, including documents concerning SSH - Evansville’s relationships with its joint venture partner and seven other identified persons and entities. During May 2012, the Evansville (Indiana) Police Department executed a search warrant at SSH - Evansville purporting to seek evidence pertaining to the crime of theft. At the Company’s request, the Vanderburgh (Indiana) Superior Court ordered the release of the probable cause affidavit supporting that search warrant. According to the affidavit, confidential informants, some of whom are purportedly current or former employees of SSH-Evansville, alleged, among other things, that a physician on the medical staff at SSH-Evansville improperly manipulated patient diagnoses to raise the diagnosis related group (DRG) and lengths-of-stay to enhance reimbursement and, on one occasion, discontinued treatments to a patient based on financial motivation and without regard to the patient’s end of life instructions resulting in the patient’s death, and that a second physician on the medical staff at SSH-Evansville performed bronchoscopes that were medically unnecessary and resulted in at least two patient deaths. The affidavit also makes allegations that imply that the Company may not have provided complete or accurate documents called for in the Indiana Attorney General’s Office subpoenas which were received during April 2012. In August 2012, the Company received a subpoena from the Office of Inspector General of the U.S. Department of Health and Human Services (Chicago Regional Office)  (“OIG—Chicago”) demanding additional documents covering the period beginning in March 2007 relating to the Company and SSH - Evansville, including contracts with SSH - Evansville’s joint venture partner, contracts and other documents relating to financial relationships with physicians practicing at SSH - Evansville, records of payments to and hours worked by physicians practicing at SSH - Evansville, documents relating to actual or expected physician referrals and admissions to SSH - Evansville, documents relating to billing for services furnished by the Company’s long term acute care hospitals (“LTCHs”), such as government program guidance and staff training materials, information relating to case manager duties and responsibilities at the Company’s LTCHs, reports on patient admissions, discharges, DRG, length-of-stay and transfers at SSH - Evansville, and documents relating to criteria used by the Company or SSH - Evansville for patient admissions, discharges and eligibility for service. In October 2012, the Company received an additional subpoena from OIG—Chicago seeking the medical records of 19 patients treated at SSH — Evansville between 2008 and 2012. The Company has produced and will continue to produce documents in response to, and intends to fully cooperate with, these governmental investigations. At this time, the Company is unable to predict the timing and outcome of this matter.

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

Dated: November 1, 2012

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: November 1, 2012

EXHIBIT INDEX

Exhibit	Description

10.1

Additional Credit Extension Amendment, dated as of August 13, 2012, among Select Medical Holdings Corporation, Select Medical Corporation, the subsidiaries of Select Medical Corporation named therein and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).

10.2

Amendment No. 1 to the Credit Agreement, dated as of August 8, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity and Income for the nine months ended September 30, 2012 and (v) Notes to Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.