Form 10-K
period 2012-12-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2013-02-26
CIK 1320414, 1035688

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(717) 972-1100 (Registrants' telephone number, including area code)

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

           Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

           Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrants were required to submit and post such files). Yes ☑    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

           Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

           The aggregate market value of Holdings' voting stock held by non-affiliates at June 29, 2012 (the last business day of Holdings' most recently completed second fiscal quarter) was approximately $355,420,609, based on the closing price per share of common stock on that date of $10.11 as reported on the New York Stock Exchange. Shares of common stock known by the registrants to be beneficially owned by directors and officers of Holdings subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrants, however, have made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

           The number of shares of Holdings' Common Stock, $0.001 par value, outstanding as of February 1, 2013 was 140,594,256.

           This Form 10-K is a combined annual report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation. Unless the context indicates otherwise, any reference in this report to "Holdings" refers to Select Medical Holdings Corporation and any reference to "Select" refers to Select Medical Corporation, the wholly-owned operating subsidiary of Holdings. References to the "Company," "we," "us," and "our" refer collectively to Select Medical Holdings Corporation and Select Medical Corporation.

Documents Incorporated by Reference

           Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant's definitive proxy statement for use in connection with the 2013 Annual Meeting of Stockholders to be held on or about April 30, 2013 to be filed within 120 days after the registrant's fiscal year ended December 31, 2012, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed "filed" for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2012

PART I

  Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "target," "estimate," "project," "intend" and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs and sources of liquidity.

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

  •
  changes in government reimbursement for our services due to the implementation of healthcare reform legislation, deficit reduction measures, and/or new payment policies (including, for example, the expiration of the moratorium on the 25-percent payment adjustment threshold that would reduce our Medicare payments for those patients admitted to a long-term acute care hospital from a referring hospital in excess of the percentage threshold) may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;

  •
  the impact of the Budget Control Act of 2011 which, as amended by the American Taxpayer Relief Act of 2012, will generally result in a 2% reduction to Medicare payments for services furnished on or after April 1, 2013 unless further legislation is enacted;

  •
  the failure of our specialty hospitals to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;

  •
  the failure of our facilities operated as "hospitals within hospitals" to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

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

  •
  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

  •
  other factors discussed from time to time in our filings with the Securities and Exchange Commission (the "SEC"), including factors discussed under the heading "Risk Factors" of this annual report on Form 10-K.

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

Item 1.    Business.

Overview

        We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2012, we operated 110 long term acute care hospitals, or "LTCHs" and 12 inpatient rehabilitation facilities, or "IRFs" in 28 states, and 979 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites. We began operations in 1997 under the leadership of our current management team.

        We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,949.0 million for the year ended December 31, 2012. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospital segment and approximately 25% from our outpatient rehabilitation segment. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute care patients and hospitals designed to serve patients who require intensive inpatient medical rehabilitation care. Our outpatient rehabilitation segment consists of clinics and contract therapy locations that provide physical, occupational and speech rehabilitation services. See the financial statements beginning on page F-1 for financial information for each of our segments for the past three fiscal years.

Specialty Hospitals

        We are a leading operator of specialty hospitals in the United States. As of December 31, 2012, we operated 122 facilities throughout 28 states, including 110 LTCHs, all of which are currently certified by the federal Medicare program as LTCHs, and 12 acute medical rehabilitation hospitals, all of which are currently certified by the federal Medicare program as IRFs. For the years ended December 31, 2010, December 31, 2011 and December 31, 2012, approximately 61%, 61% and 60%, respectively, of the net operating revenues of our specialty hospital segment came from Medicare reimbursement. As of December 31, 2012, we operated a total of 5,138 available licensed beds and employed approximately 19,900 people in our specialty hospital segment, consisting primarily of registered or licensed nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.

        Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Given their complex medical needs, these patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. The average length of stay for patients in our specialty hospitals was 27 days in our LTCHs and 15 days in our IRFs, for the year ended December 31, 2012.

        Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2012:

Medical Condition	Distribution of Patients
Respiratory disorders	35%
Neuromuscular disorders	32%
Cardiac disorders	10%
Wound care	6%
Infectious diseases	6%
Other	11%

Total	100%

        We believe that we provide our services on a more cost-effective basis than a typical general acute care hospital because we provide a much narrower range of services. We believe that our services are therefore attractive to healthcare payors who are seeking to provide the most cost-effective level of care to their enrollees. Additionally, we continually seek to increase our admissions by demonstrating our quality of care and by doing so expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities and believe that this operational focus is in part reflected by the accreditation of our specialty hospitals by The Joint Commission and the Commission on Accreditation of Rehabilitation Facilities, or "CARF." As of December 31, 2012, The Joint Commission had fully accredited all of the 122 specialty hospitals we operated. Additionally, some of our IRFs have also applied for and received accreditation from CARF. The Joint Commission and CARF are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. Each of our accredited facilities must regularly demonstrate to a survey team conformance to the applicable standards.

        When a patient is referred to one of our hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, we perform a clinical assessment of the patient to determine if the patient meets our criteria for admission. Based on the determinations reached in this clinical assessment, an admission decision is made by the attending physician.

        Upon admission, an interdisciplinary team reviews a new patient's condition. The interdisciplinary team is comprised of a number of clinicians and may include any or all of the following: an attending physician; a specialty nurse; a physical, occupational or speech therapist; a respiratory therapist; a dietician; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient's hospital stay and serves as a liaison with the insurance carrier's case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient, the treatment team and the payor.

        Each of our specialty hospitals has an interdisciplinary medical staff that is comprised of physicians that have completed the privileging and credentialing process required by that specialty hospital, and have been approved by the governing board of that specialty hospital. Physicians on the medical staff of our specialty hospitals are generally not directly employed by our specialty hospitals but instead have staff privileges at one or more hospitals. At each of our specialty hospitals, attending physicians conduct rounds on their patients on a daily basis and consulting physicians provide consulting services based on the medical needs of our patients. Our specialty hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients at all times. We staff our specialty hospitals with the number of physicians and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a specialty hospital, we consider (1) the size of the specialty hospital, (2) services provided by the specialty hospital, (3) if applicable, the size and capabilities of the medical staff of the general acute care hospital that hosts our hospital within hospital, or "HIH" and (4) if applicable, the proximity of an acute care hospital to a free-standing hospital. The medical staff of each of our specialty hospitals meets the applicable requirements set forth by Medicare, The Joint Commission and the state in which that specialty hospital is located.

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

        We operate the majority of our LTCHs as HIHs. An LTCH that operates as an HIH leases space from a general acute care hospital, or "host hospital," and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing LTCH does not operate on a host hospital campus. We operated 110 LTCHs at December 31, 2012, of which 109 are owned and one is managed. Of the 109 LTCHs we owned, 77 were operated as HIHs and 32 were operated as free-standing hospitals.

        For a description of government regulations and Medicare payments made to our LTCHs, IRFs and outpatient rehabilitation services see " — Government Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes."

Specialty Hospital Strategy

        The key elements of our specialty hospital strategy are to:

        Focus on Specialized Inpatient Services.    We serve highly acute patients and patients with debilitating injuries and rehabilitation needs that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Generally, patients in our specialty hospitals require longer stays and can benefit from more specialized clinical care than patients treated in general acute care hospitals. Our patients' average length of stay in our specialty hospitals was 24 days for the year ended December 31, 2012.

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

        Our treatment programs benefit patients because they give our clinicians access to the best practices and protocols that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds, brain and spinal cord injuries, strokes and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet our patients' unique needs.

        The quality of the patient care we provide is continually monitored using several measures, including patient satisfaction surveys, as well as clinical outcomes analyses. Quality measures are collected continuously and reported monthly, quarterly and annually. In order to benchmark ourselves against other healthcare organizations, we have contracted with outside vendors to collect our clinical and patient satisfaction information and compare it to other healthcare organizations. The information collected is reported back to each hospital, to our corporate office, and directly to The Joint Commission. As of December 31, 2012, The Joint Commission had fully accredited all of the 122 specialty hospitals we operated. Some of our IRFs have also received accreditation from CARF. See " — Government Regulations — Licensure — Accreditation."

        Reduce Operating Costs.    We continually seek to improve operating efficiency and reduce costs at our hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

  •
  centralizing administrative functions such as accounting, treasury, payroll, legal, operational support, human resources, compliance and billing and collection;

  •
  standardizing management information systems to aid in accounting, billing, collections and data capture and analysis; and

  •
  centralizing sourcing and contracting to receive discounted prices for pharmaceuticals, medical supplies and other commodities used in our operations.

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

        Develop Inpatient Facilities.    Since our inception in 1997 we have internally developed 64 specialty hospitals. The Medicare, Medicaid, and SCHIP Extension Act of 2007, or the "SCHIP Extension Act," and the Patient Protection and Affordable Care Act, or the "PPACA," prohibited the establishment and classification of new LTCHs or satellites commencing December 29, 2007 through December 28, 2012. As a result, we stopped all new LTCH development during this period. Now that the moratorium on new LTCHs and satellites has expired, we will evaluate the addition of LTCH beds at certain of our hospitals. We will continue to evaluate opportunities to develop joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals.

        By leveraging the experience of our senior management and dedicated development team, we believe that we are well positioned to capitalize on development opportunities. When we identify joint venture opportunities, our development team conducts an extensive review of the area's referral patterns and commercial insurance to determine the general reimbursement trends and payor mix. Ultimately, we determine the needs of a joint venture, which could include working capital, the construction of new space or the leasing and renovation of existing space. During construction or renovation, the project is transitioned to our start-up team, which is experienced in preparing a specialty hospital for opening. The start-up team oversees construction or renovation, equipment purchases and any necessary licensure procedures. While the facility is being prepared for opening, our corporate operations group is responsible for the recruitment of a full-time management team, to which responsibility for the facility's management is transitioned once the facility is opened.

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

Outpatient Rehabilitation

        We believe that we are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 979 facilities throughout 32 states and the District of Columbia as of December 31, 2012. Typically, each of our clinics is located in a medical complex or retail location. We also provide medical rehabilitative services to residents and patients of nursing homes, hospitals, schools, assisted living and senior care centers and worksites. As of December 31, 2012, we provided rehabilitative services to approximately 504 contracted locations in 30 states and the District of Columbia. Our outpatient rehabilitation segment employed approximately 9,100 people as of December 31, 2012.

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

        In our outpatient rehabilitation segment, approximately 90% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations and workers' compensation programs, contract management services and private pay sources. The balance of our reimbursement is derived from Medicare and other government sponsored programs.

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

        Increase Market Share.    We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to expand our services and programs and to open new clinics in our existing markets. This allows us to realize economies of scale, heightened brand loyalty and workforce continuity. We are focused on increasing our workers' compensation and commercial/managed care payor mix.

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

        Maintain Strong Employee Relations.    We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the service we provide and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance-based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local area strategy. We seek to identify therapists who are potential business leaders. This management approach reflects the unique nature of each local area in which we operate and the importance of encouraging our employees to assume responsibility for their clinic's performance.

        Pursue Opportunistic Acquisitions.    We may grow our network of outpatient rehabilitation facilities through opportunistic acquisitions. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and increase margins at acquired facilities.

Other

        Other activities include our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. These include investments in companies that provide specialized technology, services to healthcare entities and providers of complementary services.

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

        Leading Operator in Distinct but Complementary Lines of Business.    We believe that we are a leading operator in each of our principal business segments, based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to payors and referral sources and helps us negotiate payor contracts. In our specialty hospital segment, we operated 110 LTCHs in 28 states and 12 IRFs in five states and derived approximately 75% of net operating revenues from these operations, for the year ended December 31, 2012. In our outpatient rehabilitation segment, we operated 979 outpatient rehabilitation clinics in 32 states and the District of Columbia and derived approximately 25% of net operating revenues from these operations, for the year ended December 31, 2012. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business lines.

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

        Experience in Successfully Completing and Integrating Acquisitions.    From our inception in 1997 through 2012, we completed seven significant acquisitions for approximately $1,104.8 million in aggregate consideration. We believe that we have improved the operating performance of these facilities over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.

        Well-Positioned to Capitalize on Consolidation Opportunities.    We believe that we are well-positioned to capitalize on consolidation opportunities within each of our business segments and selectively augment our internal growth. We believe that each of our business segments is fragmented, with many of the nation's LTCHs, IRFs and outpatient rehabilitation facilities being operated by independent operators lacking national or broad regional scope. With our geographically diversified portfolio of facilities in the United States, we believe that our footprint provides us with a wide-ranging perspective on multiple potential acquisition opportunities.

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

Sources of Net Operating Revenues

        The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2010	2011	2012
Medicare	46.7%	48.2%	46.9%
Commercial insurance(1)	44.7%	41.5%	41.9%
Private and other(2)	5.6%	7.0%	7.7%
Medicaid	3.0%	3.3%	3.5%

Total	100.0%	100.0%	100.0%

(1)
Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers' compensation and managed care programs.

(2)
Includes self-payors, contract management services and non-patient related payments. Self-pay revenues represent less than 1% of total net operating revenues for all periods.

  Government Sources

        Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2012, we operated 122 specialty hospitals, all of which are currently certified as Medicare providers. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our specialty hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See " — Government Regulations — Overview of U.S. and State Government Reimbursements."

  Non-Government Sources

        Our non-government sources of net operating revenue include insurance companies, workers' compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers' compensation companies, health maintenance organizations, preferred provider organizations and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or commercial payors.

Employees

        As of December 31, 2012, we employed approximately 29,900 people throughout the United States. Approximately 20,400 of our employees are full time and the remaining approximately 9,500 are part-time employees. Specialty hospital employees totaled approximately 19,900 and outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 9,100. The remaining approximately 900 employees were in corporate management, administration and other support services primarily residing at our Mechanicsburg, Pennsylvania headquarters.

Competition

        We compete on the basis of the quality of the patient services we provide, the results that we achieve for our patients and the prices we charge for our services. The primary competitive factors in the long term acute care and inpatient rehabilitation businesses include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate LTCHs and IRFs that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and HealthSouth Corporation and rehabilitation units and stepdown units operated by acute care hospitals in the markets we serve. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from area to area, depending on the number and strength of such organizations.

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

  Professional Licensure and Corporate Practice

        Healthcare professionals at our hospitals and outpatient rehabilitation clinics are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications. Some states prohibit the "corporate practice of therapy" so that business corporations such as ours are restricted from practicing therapy through the direct employment of therapists. The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have outpatient clinics. We believe that each of our outpatient therapy clinics complies with any current corporate practice prohibition of the state in which it is located. For example, in those states that apply the corporate practice prohibition, we either contract to obtain therapy services from an entity permitted to employ therapists or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided. However, future interpretations of the corporate practice prohibition, enactment of new legislation or adoption of new regulations could cause us to have to restructure our business operations or close our clinics in a particular state. If new legislation, regulations or interpretations establish that our clinics do not comply with state corporate practice prohibition, we could be subject to civil, and perhaps criminal, penalties. Any such restructuring or penalties could have a material adverse effect on our business.

  Certification

        In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. All of the 122 specialty hospitals we operated as of December 31, 2012 are currently certified as Medicare providers. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or "rehab agencies."

  Accreditation

        Our specialty hospitals receive accreditation from The Joint Commission. As of December 31, 2012, The Joint Commission had fully accredited all of the 122 specialty hospitals we operated. In addition, some of our IRFs have also applied for and received accreditation from CARF.

  Overview of U.S. and State Government Reimbursements

  Medicare Program in General

        The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and the Centers for Medicare & Medicaid Services, or "CMS." Net operating revenues generated directly from the Medicare program represented approximately 47% of our consolidated net operating revenues for the year ended December 31, 2010, 48% for the year ended December 31, 2011 and 47% for the year ended December 31, 2012.

        The Medicare program reimburses various types of providers, including LTCHs, IRFs and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to LTCHs, IRFs and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. If our hospitals fail to comply with the requirements for payment under the Medicare reimbursement system for LTCHs or IRFs, our hospitals will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments are made under an inpatient prospective payment system, or "IPPS," under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups, or "MS-DRGs." The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient's condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH, the general acute care hospital is reimbursed below the full MS-DRG payment if the patient's length of stay is less than the geometric mean length of stay for the MS-DRG.

  Long Term Acute Care Hospital Medicare Reimbursement

        The Medicare payment system for LTCHs is based on a prospective payment system specifically applicable to LTCHs. The long-term care hospital prospective payment system, or "LTCH-PPS," was established by CMS final regulations published on August 30, 2002, and applies to LTCHs for cost reporting periods beginning on or after October 1, 2002. Under LTCH-PPS, each patient discharged from an LTCH was assigned to a distinct LTC-DRG and an LTCH is generally paid a pre-determined fixed amount applicable to the assigned LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). Beginning with discharges on or after October 1, 2007, CMS implemented a new patient classification system with categories referred to as "MS-LTC-DRGs." The new classification categories take into account the severity of the patient's condition. CMS assigned relative weights to each MS-LTC-DRG to reflect their relative use of medical care resources. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTCH.

  Standard Federal Rate

        Payment under the LTCH-PPS is dependent on determining the patient classification, that is, the assignment of the case to a particular MS-LTC-DRG, the weight of the MS-LTC-DRG and the standard federal payment rate. There is a single standard federal rate that encompasses both the inpatient operating costs, which includes a labor and non-labor component, and capital-related costs that CMS updates on an annual basis. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient's length of stay, the facility's costs, whether the patient was discharged and readmitted and other factors.

  Short Stay Outlier Policy

        CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or "SSO." SSO cases are paid based on the lesser of (1) 100% of the average cost of the case; (2) 120% of the MS-LTC-DRG specific per diem amount multiplied by the patient's length of stay; (3) the full MS-LTC-DRG payment; or (4) a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS.

  Modification of Short Stay Outlier Policy

        The SSO rule was revised adding a category referred to as a "very short stay outlier" for discharges occurring after July 1, 2007. For cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called "IPPS comparable threshold," the rule lowers the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the SSO payment policy. The SCHIP Extension Act and the PPACA prevented CMS from applying the very short-stay outlier policy during the period from December 29, 2007 through December 28, 2012. The very short-stay outlier policy is again applicable to discharges occurring on or after December 29, 2012 and will continue to be applied unless Congress or CMS takes further action.

  High Cost Outliers

        Some cases are extraordinarily costly, producing losses that may be too large for hospitals to offset. Cases with unusually high costs, referred to as "high cost outliers," receive a payment adjustment to reflect the additional resources utilized. CMS provides an additional payment if the estimated costs for the patient exceed the adjusted MS-LTC-DRG payment plus a fixed-loss amount that is established in the annual payment rate update.

  Interrupted stays

        An interrupted stay is defined as a case in which an LTCH patient is admitted upon discharge to a general acute care hospital, IRF or skilled nursing facility/swing-bed and returns to the same LTCH within a specified period of time. If the length of stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and is treated as a single discharge for the purposes of payment to the LTCH.

  Freestanding, HIH and Satellite LTCHs

        LTCHs may be organized and operated as freestanding facilities or as HIHs. As its name suggests, a freestanding LTCH is not located on the campus of another hospital. For such purpose, "campus" means the physical area immediately adjacent to a hospital's main buildings, other areas and structures that are not strictly contiguous to a hospital's main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital's campus. Conversely, an HIH is an LTCH that is located on the campus of another hospital. An LTCH, whether freestanding or an HIH, that uses the same Medicare provider number of an affiliated "primary site" LTCH is known as a "satellite." Under Medicare policy, a satellite LTCH must be located within 35 miles of its primary site LTCH and be administered by such primary site LTCH. A primary site LTCH may have more than one satellite LTCH. CMS sometimes refers to a satellite LTCH that is freestanding as a "remote location."

  Facility Certification Criteria

        The LTCH-PPS regulations define the criteria that must be met in order for a hospital to be certified as an LTCH. To be eligible for payment under the LTCH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTCHs must meet certain facility criteria, including (1) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient's admission, evaluates regularly their patients for continuation of care and assesses the available discharge options; (2) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call; and (3) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.

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

        Prior to qualifying under the payment system applicable to LTCHs, a new LTCH initially receives payments under the general acute care hospital IPPS. The LTCH must continue to be paid under this system for a minimum of six months while meeting certain Medicare LTCH requirements, the most significant requirement being an average length of stay for Medicare patients (including both Medicare covered and non-covered days) greater than 25 days.

  25 Percent Rule

        The "25 Percent Rule" is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges would be subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under general acute care IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the limit and are paid under LTCH-PPS.

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

        The SCHIP Extension Act (as amended by the American Recovery and Reinvestment Act, or the "ARRA," and the PPACA has limited the application of the Medicare percentage threshold to HIHs in existence on October 1, 2004 and subject to the four year phase in described above. For these HIHs, the percentage threshold is no lower than 50% for a five year period to commence on an LTCH's first cost reporting period to begin on or after October 1, 2007, except for HIHs located in rural areas and those which receive referrals from MSA dominant hospitals or single urban hospitals, in which cases the percentage threshold is no more than 75% during the same five cost reporting years.

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

        The SCHIP Extension Act, as amended by the ARRA, postponed the application of the percentage threshold to all free-standing and grandfathered HIHs for a three year period commencing on an LTCH's first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold, or the transition period, to those Medicare patients discharged from an LTCH HIH or satellite that were admitted from a non-co-located hospital. The ARRA limits application of the percentage threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a three year period commencing on the first cost reporting period beginning on or after July 1, 2007. The PPACA included a two-year extension of the limits placed on the 25 Percent Rule by the SCHIP Extension Act, as amended by the ARRA.

        CMS adopted through regulations an additional one-year extension of relief from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and through September 30, 2012. Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and through September 30, 2012 are subject to a modified 25 Percent Rule for discharges occurring in a three month period between July 1, 2012 and September 30, 2012.

        The following table describes the types of LTCHs and the statutory and regulatory relief they have received from the payment adjustment for these discharges:

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Non-grandfathered HIHs opened before October 1, 2004 (58 owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for six years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised to 75%.
Non-grandfathered satellite facilities opened before October 1, 2004 (ten owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after October 1, 2007. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised to 75%.
Grandfathered HIHs (two owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007, plus one additional year starting with cost reporting periods beginning on or after October 1, 2012.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007, plus one additional year starting with cost reporting periods beginning on or after October 1, 2012.

Type of LTCH	Non Co-located Admissions	Co-located Admissions
Grandfathered satellites (no owned hospitals)	Not subject to any extensions of the admissions thresholds under the 25 Percent Rule. LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. This relief is now effective for five years starting with cost reporting periods beginning on or after July 1, 2007, plus one additional year starting with cost reporting periods beginning on or after October 1, 2012. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised to 75%.
Freestanding facilities (32 owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007, plus one additional year starting with cost reporting periods beginning on or after October 1, 2012.	25 Percent Rule not applicable.
Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (no owned hospitals)	Percentage admissions threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007, plus one additional year starting with cost reporting periods beginning on or after October 1, 2012.	Percentage admission threshold is suspended for five years starting with cost reporting periods beginning on or after July 1, 2007, plus one additional year starting with cost reporting periods beginning on or after October 1, 2012.
HIHs and satellite facilities opened on or after October 1, 2004 (seven owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population. In the special case where an LTCH is co-located with an MSA-dominant hospital, the referral percentage is no more than 50%, nor less than 25%.

        After the expiration of the regulatory relief, as described above, our LTCHs (whether freestanding, HIH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of these hospitals for cost reporting periods on or after October 1, 2013.

        In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2013, CMS indicated that "within the near future" it may recommend revisions to the payment policies addressing patient-level and facility-level criteria. CMS also indicated that these recommendations may render unnecessary the existing payment reductions for Medicare patients admitted from a general acute care hospital in excess of the applicable admission thresholds. We cannot predict whether CMS will adopt additional patient-level and facility-level criteria in the future or, if adopted, how such criteria would affect the application of the 25 Percent Rule to our LTCHs.

  Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH beds

        The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities. The PPACA extended this moratorium by two years. The moratorium expired on December 28, 2012. Unless Congress or CMS take further action, new LTCHs, LTCH satellite facilities and LTCH beds may be established and enrolled in the Medicare program.

  One-Time Budget Neutrality Adjustment

        Congress required that the LTC-DRG payment rates maintain budget neutrality during the first years of the prospective payment system with total expenditures that would have been made under the previous reasonable cost-based payment system. The LTCH-PPS regulations give CMS the ability to make a one-time adjustment to the standard federal rate to correct any "significant difference between actual payments and estimated payments for the first year" of LTCH-PPS. The SCHIP Extension Act precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate for a period of three years. The PPACA extended the stay on CMS's ability to adopt a one-time budget neutrality adjustment to LTCH-PPS through December 28, 2012. In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted a one-time budget neutrality adjustment that results in a permanent negative adjustment of 3.75% to the LTCH base rate. CMS is implementing the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015, except that the adjustment would not apply to payments for discharges occurring on or after October 1, 2012 through December 28, 2012.

  Proposed Legislation

        On August 2, 2011, the "Long-Term Care Hospital Improvement Act of 2011," was introduced in the United States Senate and referred to the Senate Finance Committee. The proposed legislation would have implemented new patient-level and facility-level criteria for LTCHs, including a standardized preadmission screening process, specific criteria for admission and continued stay in an LTCH, and a list of core services that an LTCH must offer. In addition, the legislation would have required LTCHs to meet additional classification criteria to continue to be paid under LTCH-PPS. After a phase-in period, a threshold percentage of an LTCH's Medicare fee-for-service discharges would have been required to meet specified criteria. The proposed legislation would have repealed, and prohibited CMS from applying, the 25 Percent Rule that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients.

        Though no action was taken by Congress with respect to the proposed legislation, hospital industry groups continue to press for similar legislation. In the meantime, CMS has delayed the full implementation of the 25 Percent Rule for one year. We cannot predict whether legislation similar to the legislation previously proposed will be enacted in the future or, if enacted, to what degree such legislation will resemble the provisions described here.

  Annual Payment Rate Update

        Fiscal Year 2011.    On August 16, 2010, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 was $39,600, which was a decrease from the fiscal year 2010 standard federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the fiscal year 2010 standard federal rate of $39,795 that went into effect on April 1, 2010. The update to the standard federal rate for fiscal year 2011 included a market basket increase of 2.5%, less a reduction of 2.5% to account for what CMS attributed as an increase in case-mix in prior periods that resulted from changes in documentation and coding practices, less an additional market basket reduction of 0.5% as mandated by the PPACA. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which was an increase from the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 fixed-loss amount that went into effect on April 1, 2010.

        Fiscal Year 2012.    On August 18, 2011, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 was $40,222, which was an increase from the fiscal year 2011 standard federal rate of $39,600. The update to the standard federal rate for fiscal year 2012 included a market basket increase of 2.9%, less a productivity adjustment of 1.0%, and less an additional market basket reduction of 0.1% as mandated by the PPACA. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2012 of $17,931, which was a decrease from the fixed-loss amount in the 2011 fiscal year of $18,785.

        Fiscal Year 2013.    On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). Two different standard federal rates apply during fiscal year 2013. The standard federal rate for discharges on or after October 1, 2012 and before December 29, 2012 is $40,916 and the standard federal rate for discharges on or after December 29, 2012 for the remainder of fiscal year 2013 is $40,398, both of which are an increase from the fiscal year 2012 standard federal rate of $40,222. The update to the standard federal rate for fiscal year 2013 through December 28, 2012 includes a market basket increase of 2.6%, less a productivity adjustment of 0.7%, and less an additional market basket reduction of 0.1% as mandated by the PPACA. The standard federal rate for the period of December 29, 2012 through the remainder of fiscal 2013 is further reduced by a portion of the one-time budget neutrality adjustment of 1.266%, as discussed above. The final rule establishes a fixed-loss amount for high cost outlier cases for fiscal year 2013 of $15,408, which is a decrease from the fixed-loss amount in the 2012 fiscal year of $17,931.

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

  Medicare Reimbursement of Inpatient Rehabilitation Facility Services

        IRFs are paid under a prospective payment system specifically applicable to this provider type, which is referred to as "IRF-PPS." Under the IRF-PPS, each patient discharged from an IRF is assigned to a case mix group, or "IRF-CMG," containing patients with similar clinical conditions that are expected to require similar amounts of resources. An IRF is generally paid a pre-determined fixed amount applicable to the assigned IRF-CMG (subject to applicable case adjustments related to length of stay and facility level adjustments for location and low income patients). The payment amount for each IRF-CMG is intended to reflect the average cost of treating a Medicare patient's condition in an IRF relative to patients with conditions described by other IRF-CMGs. The IRF-PPS also includes special payment policies that adjust the payments for some patients based on the patient's length of stay, the facility's costs, whether the patient was discharged and readmitted and other factors.

  Facility Certification Criteria

        Our rehabilitation hospitals must meet certain facility criteria to be classified as an IRF by the Medicare program, including: (1) a provider agreement to participate as a hospital in Medicare; (2) a preadmission screening procedure; (3) ensuring that patients receive close medical supervision and furnish, through the use of qualified personnel, rehabilitation nursing, physical therapy, and occupational therapy, plus, as needed, speech therapy, social or psychological services, and orthotic and prosthetic services; (4) a full-time, qualified director of rehabilitation; (5) a plan of treatment for each inpatient that is established, reviewed, and revised as needed by a physician in consultation with other professional personnel who provide services to the patient; (6) a coordinated multidisciplinary team approach in the rehabilitation of each inpatient, as documented by periodic clinical entries made in the patient's medical record to note the patient's status in relationship to goal attainment, and that team conferences are held at least every two weeks to determine the appropriateness of treatment. Failure to comply with any of the classification criteria may result in the denial of claims for payment or cause a hospital to lose its status as an IRF and be paid under the prospective payment system that applies to general acute care hospitals.

  Patient Classification Criteria

        Under the IRF certification criteria that has been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of 10 conditions specified in the regulation. We refer to such 75% requirement as the "75 Percent Rule."

        New IRF certification criteria became effective for cost reporting periods beginning on or after July 1, 2004 as a result of the major changes that CMS adopted on May 7, 2004 to the 75 Percent Rule that: (1) temporarily lowered the 75% compliance threshold (starting at 50% and phasing to 75% over four years), (2) modified and expanded from 10 to 13 the medical conditions used to determine whether a hospital qualifies as an IRF, (3) identified the conditions under which comorbidities can be used to verify compliance with the 75 Percent Rule, and (4) changed the timeframe used to determine compliance with the 75 Percent Rule from "the most recent 12-month cost reporting period" to "the most recent, consecutive, and appropriate 12-month period," with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility's certification as an IRF for its cost reporting period that begins immediately after the 12-month review period.

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

  Annual Payment Rate Update

        Fiscal Year 2011.    On July 22, 2010, CMS published an update to the payment rates for IRF-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard payment conversion factor for discharges during fiscal year 2011 was $13,860, which was an increase from the standard payment conversion factor for fiscal year 2010 of $13,627. The update to the standard payment conversion factor for fiscal year 2011 included a market basket increase of 2.5%, less a market basket reduction of 0.25% as mandated by the PPACA. CMS increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721 established in the revised final rule for fiscal year 2010.

        Fiscal Year 2012.    On August 5, 2011, CMS published the policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard payment conversion factor for discharges during fiscal year 2012 was $14,076, which was an increase from the fiscal year 2011 standard payment conversion factor of $13,860. The update to the standard payment conversion factor for fiscal year 2012 included a market basket increase of 2.9%, less a productivity adjustment of 1.0%, and less an additional market basket reduction of 0.1% as mandated by the PPACA CMS decreased the outlier threshold amount for fiscal year 2012 to $10,660 from $11,410 established in the final rule for fiscal year 2011. In a notice published September 26, 2011, CMS corrected its calculation of the outlier threshold amount for fiscal year 2012 to $10,713.

        Fiscal Year 2013.    On July 30, 2012, CMS published the policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). The standard payment conversion factor for discharges during fiscal year 2013 is $14,343, which is an increase from the fiscal year 2012 standard payment conversion factor of $14,076. The update to the standard payment conversion factor for fiscal year 2013 includes a market basket increase of 2.7%, less a productivity adjustment of 0.7%, less an additional market basket reduction of 0.1% as mandated by the PPACA. CMS decreased the outlier threshold amount for fiscal year 2013 to $10,466 from $10,713 established in the final rule for fiscal year 2012.

  Medicare Market Basket Adjustments

        The PPACA instituted a market basket payment adjustment for IRFs. For fiscal year 2014, the reduction is 0.3%. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 through 2019, the reduction is 0.75%.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate, or "SGR," formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through 2013 CMS or Congress has taken action to prevent the SGR formula reductions. The American Taxpayer Relief Act of 2012 froze the Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. A reduction in the Medicare physician fee schedule payment rates will occur on January 1, 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2012, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

        In addition, MedPAC recommended that Congress direct CMS to collect data on provider service volume and work time to establish more accurate relative value unit payment rates and to identify and reduce overpriced fee schedule services. Similarly, the PPACA requires CMS to identify and review potentially misvalued codes and make appropriate adjustments to the relative values of those services identified as being misvalued. In the final update to the Medicare physician fee schedule for calendar year 2012 CMS identified several CPT codes used by physical therapists as codes they will review.

  Therapy Caps

        Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2013, the annual limit on outpatient therapy services is $1,900 for combined physical and speech language pathology services and $1,900 for occupational therapy services. The per beneficiary caps were $1,880 for calendar year 2012. The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. Although, the American Taxpayer Relief Act of 2012 extended the annual limits on therapy expenses and manual medical review thresholds to services furnished in hospital outpatient department settings from October 1, 2012 through December 31, 2013. The application of annual limits to hospital outpatient department settings will sunset at the end of 2013 unless Congress extends it into 2014. We operated 979 outpatient rehabilitation clinics at December 31, 2012, of which 145 are provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

        In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The American Taxpayer Relief Act of 2012 extends the exceptions process for outpatient therapy caps through December 31, 2013. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2014, except those services furnished and billed by outpatient hospital departments.

        The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. The American Taxpayer Relief Act of 2012 extends through December 31, 2013 the requirement that Medicare perform manual medical review of therapy services when an exception is requested for cases in which the beneficiary has reached a specified dollar aggregate threshold. Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

        Several government agencies are expected to release reports on aspects of the Medicare payment system for therapy services. In the final 2011 Medicare physician fee schedule rule, CMS indicated the agency is evaluating alternative payment methodologies that would provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps. The Middle Class Tax Relief and Job Creation Act of 2012 directed MedPAC to submit a report to Congress by June 15, 2013 making recommendations on how to reform the payment system to better reflect acuity, condition, and the therapy needs of the patient. The MedPAC report is to include an examination of private sector initiatives related to therapy benefits. In addition, the Government Accountability Office, or "GAO," was directed to issue a report no later than May 1, 2013 regarding implementation of the manual medical review process instituted by the Middle Class Tax Relief and Job Creation Act of 2012. The report must detail the number of beneficiaries subject to the process, the number of reviews conducted, and the outcome of the reviews. Finally, The Middle Class Tax Relief and Job Creation Act of 2012 directed CMS to implement a claims-based data collection effort. Specifically, beginning on January 1, 2013, CMS is required to collect additional data on therapy claims related to patient function during the course of therapy in order to better understand patient conditions and outcomes. While reporting of data will begin on January 1, 2013, the first 6 months of the year will be a testing period for providers. Beginning on July 1, 2013, CMS will reject claims that do not include the required data codes and modifiers. The stated purpose of the claims based data collection effort is to assist in reforming the Medicare payment system for outpatient therapy services.

  Multiple Procedure Payment Reduction

        CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient were reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increases the payment reduction to 50%, in either setting, effective April 1, 2013. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction will increase to 50%. In 2013, this reduction will be partially offset due to the phase in of the final year of the transition to the new practice expense relative value units that resulted from CMS's use of new survey data.

  Other Requirements for Payment

        Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity for services, appropriate documentation for services, supervision of therapy aides and students and billing for single rather than group therapy when services are furnished to more than one patient. CMS has issued guidance to clarify that services performed by a student are not reimbursed even if provided under "line of sight" supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services.

  Budget Control Act of 2011

        The Budget Control Act of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. The American Taxpayer Relief Act of 2012 temporarily delays the automatic, across-the-board "sequestration" cuts in federal spending imposed by the Budget Control Act of 2011, which are expected to reduce Medicare payments by more than $11 billion in fiscal year 2013 and $123 billion over the period of fiscal years 2013 to 2021. Unless further legislation is enacted, we believe this will generally result in a 2% reduction to Medicare payments for services furnished on or after April 1, 2013, which reduction will have an adverse financial impact on our net operating revenues and profitability.

  Specialty Hospital Medicaid Reimbursement

        The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government, and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 5% of our specialty hospital net operating revenues for the year ended December 31, 2012.

  Workers' Compensation

        Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers' compensation programs are subject to cost containment features, such as requirements that all workers' compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers' compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services. Net operating revenues generated directly from workers' compensation programs represented approximately 18% of our net operating revenue from outpatient rehabilitation services and 1% of our net operating revenue from our specialty hospitals for the year ended December 31, 2012.

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

  Independent Payment Advisory Board

        The PPACA established an independent board called the "Independent Payment Advisory Board" that will develop and submit proposals to the President and Congress beginning in 2014. The Independent Payment Advisory Board's proposals must be designed to reduce Medicare spending by targeted amounts compared to the trajectory of Medicare spending under current law. The Independent Payment Advisory Board's first proposal with savings recommendations could be submitted by January 14, 2014, for implementation in 2015, if the Medicare per capita target growth rate is exceeded, as described in the PPACA. However, the Independent Payment Advisory Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers scheduled to receive a reduction in their payment updates as a result of the Medicare productivity adjustment (discussed above).

  Physician-Owned Hospital Limitations

        CMS regulations include a number of hospital ownership and physician referral provisions, including certain obligations requiring physician-owned hospitals to disclose ownership or investment interests held by the referring physician or his or her immediate family members. In particular, physician-owned hospitals must furnish to patients, on request, a list of physicians or immediate family members who own or invest in the hospital. Moreover, a physician-owned hospital must require all physician owners or investors who are also active members of the hospital's medical staff to disclose in writing their ownership or investment interests in the hospital to all patients they refer to the hospital. CMS can terminate the Medicare provider agreement of a physician-owned hospital if it fails to comply with these disclosure provisions or with the requirement that a hospital disclose in writing to all patients whether there is a physician on-site at the hospital 24 hours per day, seven days per week.

        Under the transparency and program integrity provisions of the PPACA, the exception to the federal self-referral law, or "Stark law," that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including LTCHs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2012, we operated ten hospitals that are owned in-part by physicians.

  Provider and Employee Screening

        The PPACA imposed new screening requirements on all Medicare providers, including LTCHs, IRFs and outpatient rehabilitation providers. The screening must include a licensure check and may include other procedures such as a criminal background check, fingerprinting, unscheduled and unannounced site visits, database checks, and other screening techniques CMS deems appropriate to prevent fraud, waste and abuse. Effective March 23, 2011, Medicare providers and suppliers submitting new enrollment applications or revalidating their existing enrollment status are required to pay a $500 application fee that is adjusted annually by the percentage change in the consumer price index. The PPACA also imposed new disclosure requirements and authorizes surety bonds for the enrollment of new providers and suppliers.

        In addition, the PPACA requires LTCHs to conduct national and state criminal background checks, including fingerprint checks of their employees and contractors who have (or may have) one-on-one contact with patients. Our LTCHs are prohibited from hiring or retaining workers with a history of patient or resident abuse.

  Medicare Compliance Requirements and Penalties

        The PPACA included new compliance requirements and increases existing penalties for non-compliance with federal law and the Medicare conditions of participation. In addition, Medicare claims will be paid only if submitted within 12 months. Penalties for submitting false claims and for submitting false statements material to a false claim will be increased. The Secretary will be granted the authority to suspend payments to a provider pending an investigation of credible allegations of fraud. Further, the Recovery Audit Contractor program has been extended to Medicare Parts C and D and Medicaid.

  Other Healthcare Regulations

        Medicare Recovery Audit Contractors.    The Tax Relief and Health Care Act of 2006 instructed CMS to contract with third-party organizations, known as Recovery Audit Contractors, or "RACs," to identify Medicare underpayments and overpayments, and to authorize RACs to recoup any overpayments. The compensation paid to each RAC is based on a percentage of overpayment recoveries identified by the RAC. CMS has selected and entered into contracts with four RACs, each of which has begun their audit activities in specific jurisdictions. RAC audits of our Medicare reimbursement may lead to assertions that we have been overpaid, require us to incur additional costs to respond to requests for records and pursue the reversal of payment denials, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.

        Fraud and Abuse Enforcement.    Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or "whistleblower" actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 expanded significantly the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government. See "— Legal Proceedings."

        From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, or "OIG," issue a variety of pronouncements, including fraud alerts, the OIG's Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs or outpatient rehabilitation services or providers. For example, the OIG's 2010 and 2011 Work Plans identified as an area of concern whether the patient assessment instruments prepared by IRFs were submitted in accordance with Medicare regulations. Among other things, the 2011 Work Plan indicated that CMS would review the appropriateness of provider-based designations for outpatient clinics, outlier payments made to hospitals for beneficiaries who incur unusually high costs, and the effectiveness of a claims processing edit designed to capture hospital readmissions that are subject to a single payment for both inpatient stays. The 2012 Work Plan identified the appropriateness of admissions to IRFs as an area subject to review. The OIG indicated that it would examine the level of therapy being provided in IRFs and how much concurrent and group therapy IRFs are providing. Under the 2012 work plan, the OIG also will review the quality of care and safety of Medicare beneficiaries transferred from general acute care hospitals to IRFs and LTCHs. We monitor government publications applicable to us to supplement and enhance our compliance efforts.

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

        Provider-Based Status.    The designation "provider-based" refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the "main" provider's cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. We operate 18 specialty hospitals that are treated as provider-based satellites of certain of our other facilities, 145 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the IRFs we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

        Health Information Practices.    The Health Insurance Portability and Accountability Act of 1996, or "HIPAA," mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier), employers, health plans and individuals, security and electronic signatures, privacy and enforcement. If we fail to comply with the HIPAA requirements, we could be subject to criminal penalties and civil sanctions. The privacy, security and enforcement provisions of HIPAA were enhanced by the Health Information Technology for Economic and Clinical Health Act, or "HITECH," which was included in the ARRA. Among other things, HITECH establishes security breach notification requirements, allows enforcement of HIPAA by state attorneys general, and increases penalties for HIPAA violations.

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

Compliance Program

  Our Compliance Program

        In late 1998, we voluntarily adopted our code of conduct. The code is reviewed and amended as necessary and is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a compliance and internal audit committee, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code's policies.

  Compliance and Internal Audit Committee

        Our compliance and internal audit committee is made up of members of our senior management and in-house counsel. The compliance and internal audit committee meets on a quarterly basis and reviews the activities, reports and operation of our compliance program. In addition, the HIPAA committee provides reports to the compliance and internal audit committee. The vice president of compliance and audit services meets with the compliance and internal audit committee on a quarterly basis to provide an overview of the activities and operation of our compliance program.

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

  Compliance Issue Reporting

        In order to facilitate our employees' ability to report known, suspected or potential violations of our code of conduct, we have developed a system of reporting. This reporting, anonymous or attributable, may be accomplished through our toll-free compliance hotline, compliance e-mail address or our compliance post office box. The compliance officer and the compliance and internal audit committee are responsible for reviewing and investigating each compliance incident in accordance with the compliance and audit services department's investigation policy.

  Compliance Monitoring and Auditing / Comprehensive Training and Education

        Monitoring reports and the results of compliance for each of our business segments are reported to the compliance and internal audit committee on a quarterly basis. We train and educate our employees regarding the code of conduct, as well as the legal and regulatory requirements relevant to each employee's work environment. New and current employees are required to acknowledge and certify that the employee has read, understood and has agreed to abide by the code of conduct. Additionally, all employees are required to re-certify compliance with the code on an annual basis.

  Policies and Procedures Reflecting Compliance Focus Areas

        We review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws and regulations and to reflect the ongoing compliance focus areas which have been identified by the compliance and internal audit committee.

  Internal Audit

        In addition to and in support of the efforts of our compliance and audit department, during 2001 we established an internal audit function. The vice president of compliance and audit services manages the combined compliance and audit department and meets with the audit and compliance committee of the board of directors on a quarterly basis to discuss audit results and provide an overview of the activities and operation of our compliance program.

Available Information

        We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

        Our website address is www.selectmedicalholdings.com and can be used to access free of charge, through the investor relations section, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. The information on our website is not incorporated as a part of this annual report.

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of January 1, 2013:

Name	Age	Position
Rocco A. Ortenzio	80	Executive Chairman
Robert A. Ortenzio	55	Chief Executive Officer
Patricia A. Rice	66	President
David S. Chernow	56	President and Chief Administrative Officer
Martin F. Jackson	58	Executive Vice President and Chief Financial Officer
John A. Saich	44	Executive Vice President and Chief Human Resources Officer
James J. Talalai	51	Executive Vice President and Chief Operating Officer
Michael E. Tarvin	52	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	52	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	44	Vice President, Compliance and Audit Services and Corporate Compliance Officer

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

        David S. Chernow has served as our President and Chief Administrative Officer since March 2012. Prior to such time, Mr. Chernow served as our President and Chief Development and Strategy Officer from September 13, 2010. Mr. Chernow served as a director of the Company from January 2002 until February 2005 and from August 2005 until September 2010. From May 2007 to February 2010, Mr. Chernow served as the President and Chief Executive Officer of Oncure Medical Corp., one of the largest providers of free-standing radiation oncology care in the United States. From July 2001 to June 2007, Mr. Chernow served as the President and Chief Executive Officer of JA Worldwide, a nonprofit organization dedicated to the education of young people about business (formerly, Junior Achievement, Inc.). From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded American Oncology Resources in 1992 and served as its Chief Development Officer until the time of the merger with Physician Reliance Network, Inc., which created US Oncology, Inc. in 1999.

        Martin F. Jackson has served as our Executive Vice President and Chief Financial Officer since February 2007. He served as our Senior Vice President and Chief Financial Officer from May 1999 to February 2007. Mr. Jackson previously served as a Managing Director in the Health Care Investment Banking Group for CIBC Oppenheimer from January 1997 to May 1999. Prior to that time, he served as Senior Vice President, Health Care Finance with McDonald & Company Securities, Inc. from January 1994 to January 1997. Prior to 1994, Mr. Jackson held senior financial positions with Van Kampen Merritt, Touche Ross, Honeywell and L'Nard Associates. Mr. Jackson also serves as a director of several private companies.

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

        Approximately 47% of our net operating revenues for the year ended December 31, 2010, 48% of our net operating revenues for the year ended December 31, 2011 and 47% of our net operating revenues for the year ended December 31, 2012 came from the highly regulated federal Medicare program. Unless further legislation is enacted, we expect the Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012, will generally result in a 2% reduction to Medicare payments for services furnished on or after April 1, 2013, including services furnished by our facilities to Medicare beneficiaries, which reduction will have an adverse financial impact on our net operating revenues and profitability.

        In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. President Obama signed into law comprehensive reforms to the healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Additional reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either by the U.S. Congress or by CMS. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.

  We conduct business in a heavily regulated industry, and changes in regulations, new interpretations of existing regulations or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.

        The healthcare industry is subject to extensive federal, state and local laws and regulations relating to (1) facility and professional licensure, including certificates of need, (2) conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse and physician self-referral, (3) addition of facilities and services and enrollment of newly developed facilities in the Medicare program, (4) payment for services and (5) safeguarding protected health information.

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

  Full implementation of Medicare admission thresholds applicable to LTCHs operated as HIHs or as "satellites" will have an adverse effect on our future net operating revenues and profitability.

        Effective for hospital cost reporting periods beginning on or after October 1, 2004, LTCHs that are operated as HIHs or as HIH "satellites," are subject to a payment reduction for those Medicare patients admitted from their host hospitals that are in excess of a specified percentage threshold. These HIHs and their HIH satellites are separate hospitals located in space leased from, or located on the same campus of, another hospital, which we refer to as "host hospitals." For HIHs opened after October 1, 2004, the Medicare admissions threshold has been established at 25% except for HIHs located in rural areas or co-located with an MSA dominant hospital or single urban hospital (as defined by the current regulations) in which cases the percentage is no more than 50%, nor less than 25%. Certain grandfathered HIHs were initially excluded from the Medicare admission threshold regulations. Grandfathered HIHs refer to certain HIHs that were in existence on or before September 30, 1995, and grandfathered satellite facilities refer to satellites of grandfathered HIHs that were in existence on or before September 30, 1999.

        The SCHIP Extension Act, as amended by the ARRA and the PPACA, limited the application of the Medicare admission threshold on HIHs in existence on October 1, 2004. For these HIHs, the admission threshold was no lower than 50% for a five year period to commence on an LTCH's first cost reporting period to begin on or after October 1, 2007. Under the SCHIP Extension Act, for HIHs located in rural areas the percentage threshold was no more than 75% for the same five year period. For HIHs that are co-located with MSA dominant hospitals or single urban hospitals, the percentage threshold was no more than 75% during the same five year period. The SCHIP Extension Act, as amended, limited the full application of the Medicare percentage threshold and, in some cases, postponed application of the percentage threshold until cost reporting periods beginning on or after July 1, 2012 or October 1, 2012. Through regulations published on August 1, 2012, CMS adopted a one-year extension of relief granted by the SCHIP Extension Act from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012.

        As of December 31, 2012, we owned 77 LTCH HIHs; five of these HIHs were subject to a maximum 25% Medicare admission threshold, two HIHs are co-located with an MSA dominant hospital and was subject to a Medicare admission threshold of no more than 50%, nor less than 25%, 18 of these HIHs were co-located with a MSA dominant hospital or single urban hospital and were subject to a Medicare admission threshold of no more than 75%, 47 of these HIHs were subject to a maximum 50% Medicare admissions threshold, three of these HIHs were located in a rural area and were subject to a maximum 75% Medicare admission threshold, and two of these HIHs were grandfathered HIHs and not subject to a Medicare admission threshold.

        Because these rules are complex and are based on the volume of Medicare admissions from our host hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. Additionally, in the absence of an additional extension of relief by CMS, like that granted in its regulations published on August 1, 2012, or the passage of new legislation similar to the legislation proposed in 2011 and discussed above, we expect many of our HIHs will experience an adverse financial impact when full implementation of the Medicare admission thresholds goes into effect for LTCHs with cost reporting periods beginning on or after October 1, 2013, or sooner for certain LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012. As a result, we expect these rules will adversely affect our future net operating revenues and profitability.

  Full implementation of Medicare admission thresholds applicable to LTCHs operated as free-standing or grandfathered HIHs or grandfathered "satellites" will have an adverse effect on our future net operating revenues and profitability.

        For cost reporting periods beginning on or after July 1, 2007, CMS expanded the current Medicare HIH admissions threshold to apply to Medicare patients admitted from any individual hospital. Previously, the admissions threshold was applicable only to Medicare HIH admissions from hospitals co-located with an LTCH or satellite of an LTCH. Under the expanded rule, free-standing LTCHs and grandfathered LTCH HIHs are subject to the Medicare admission thresholds, as well as HIHs that admit Medicare patients from non-co-located hospitals. To the extent that any LTCH's or LTCH satellite facility's discharges that are admitted from an individual hospital (regardless of whether the referring hospital is co-located with the LTCH or LTCH satellite) exceed the applicable percentage threshold during a particular cost reporting period, the payment rate for those discharges is subject to a downward payment adjustment. Cases admitted in excess of the applicable threshold are reimbursed at a rate comparable to that under IPPS. IPPS rates are generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS.

        The SCHIP Extension Act, as amended, postponed the application of the percentage threshold to free-standing LTCHs and grandfathered HIHs for a five-year period commencing on an LTCH's first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold to Medicare patients discharged from an LTCH HIH or HIH satellite that were admitted from a non-co-located hospital. In addition, the SCHIP Extension Act, as interpreted by CMS, did not provide relief from the application of the threshold for patients admitted from a co-located hospital to certain non-grandfathered HIHs. The ARRA limits application of the admission threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a five year period commencing on the first cost reporting period beginning on or after July 1, 2007. Through regulations published on August 1, 2012, CMS adopted a one-year extension of relief granted by the SCHIP Extension Act from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012. Those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and before October 1, 2012 are subject to a modified admission threshold for discharges occurring in a three month period between July 1, 2012 and September 30, 2012.

        Of the 109 LTCHs we owned as of December 31, 2012, 32 were operated as free-standing hospitals and two qualified as grandfathered LTCH HIHs. Because these rules are complex and are based on the volume of Medicare admissions from other referring hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues of compliance with these regulations. However, if the Medicare admission thresholds are implemented as currently written, there will be an adverse financial impact to the net operating revenues and profitability of many of these hospitals for cost reporting periods on or after October 1, 2013.

  Expiration of the moratorium imposed on the payment adjustment for very short-stay cases in our LTCHs will reduce our future net operating revenues and profitability.

        On May 1, 2007, CMS published a new provision that changed the payment methodology for Medicare patients with a length of stay that is less than the IPPS comparable threshold. Beginning with discharges on or after July 1, 2007, for these very short-stay cases, the rule lowered the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the existing SSO payment policy. The SCHIP Extension Act and PPACA prevented CMS from applying this change to SSO policy for a period of five years through December 28, 2012. The implementation of the payment methodology for very short-stay outliers discharged after December 29, 2012 will reduce our future net operating revenues and profitability.

  If our LTCHs fail to maintain their certifications as LTCHs or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.

        As of December 31, 2012, we operated 110 LTCHs, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients (including both Medicare covered and non-covered days) greater than 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during the subsequent cost reporting period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care inpatient prospective payment system at rates generally lower than the rates under the LTCH-PPS.

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

  Implementation of additional patient or facility criteria for LTCHs that limit the population of patients eligible for our hospitals' services or change the basis on which we are paid could adversely affect our net operating revenue and profitability.

        CMS and industry stakeholders have, for a number of years, explored the development of facility and patient certification criteria for LTCHs, potentially as an alternative to the current specific payment adjustment features of LTCH-PPS. In its June 2004 report to Congress, MedPAC recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTCHs in order to ensure that only appropriate patients are admitted to these facilities. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. After MedPAC's recommendation, CMS awarded a contract to Research Triangle Institute International to examine such recommendation. However, while acknowledging that Research Triangle Institute International's findings are expected to have a substantial impact on future Medicare policy for LTCHs, CMS stated in its payment update published in May 2006, that many of the specific payment adjustment features of LTCH-PPS then in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for LTCHs. In early 2008, CMS indicated that Research Triangle Institute International continues to work with the clinical community to make recommendations to CMS regarding payment and treatment of critically ill patients in LTCHs. The SCHIP Extension Act requires the Secretary of the Department of Health and Human Services to conduct a study and submit a report to Congress on the establishment of national LTCH facility and patient criteria and to consider the recommendations contained in MedPAC's June 2004 report to Congress.

        Legislation was introduced in the United States Senate on August 2, 2011. The proposed legislation would have implemented new patient-level and facility-level criteria for LTCHs, including a standardized preadmission screening process, specific criteria for admission and continued stay in an LTCH, and a list of core services that an LTCH must offer. In addition, the legislation would have required LTCHs to meet additional classification criteria to continue to be paid under LTCH-PPS. After a phase-in period, a threshold percentage of an LTCH's Medicare fee-for-service discharges would have been required to meet specified criteria. The proposed legislation would have repealed, and prohibited CMS from applying, the 25 Percent Rule that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients. Though no action was taken by Congress with respect to the proposed legislation, hospital industry groups continue to press for similar legislation. Implementation of these or other criteria that may limit the population of patients eligible for our LTCHs' services or change the basis on which we are paid could adversely affect our net operating revenues and profitability. See "Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement."

  Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services will reduce our future net operating revenues and profitability.

        Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on the SGR formula, contained in legislation. The American Taxpayer Relief Act of 2012 froze the Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. If no further legislation is passed by Congress and signed by the President, the SGR formula will likely reduce our Medicare outpatient rehabilitation payment rates beginning January 1, 2014.

        Congress has established annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. As directed by Congress in the Deficit Reduction Act of 2005, CMS implemented an exception process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the American Taxpayer Relief Act of 2012 extended the exceptions process through December 31, 2013. The exception process will expire on January 1, 2014 unless further extended by Congress. There can be no assurance that Congress will extend it further. To date, the implementation of the therapy caps has not had a material adverse effect on our business. However, if the exception process is not renewed, our future net operating revenues and profitability may decline.

        CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. The policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012 the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increases the payment reduction to 50% effective April 1, 2013. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction will increase to 50%. For the years ended December 31, 2010, 2011 and 2012, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare. See "Business — Government Regulations."

  Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

        HIPAA required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

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

        Our success is partially dependent upon the admissions and referral practices of the physicians in the communities our hospitals and our outpatient rehabilitation clinics serve, and our ability to maintain good relations with these physicians. Physicians referring patients to our hospitals and clinics are generally not our employees and, in many of the local areas that we serve, most physicians have admitting privileges at other hospitals and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our hospitals' admissions and clinics' businesses may decrease, and our net operating revenues may decline.

  Changes in federal or state law limiting or prohibiting certain physician referrals may preclude physicians from investing in our hospitals or referring to hospitals in which they already own an interest.

        The Stark Law prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services. Under the transparency and program integrity provisions of the PPACA, the exception to the Stark Law that previously permitted physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including LTCHs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. Furthermore, initiatives are underway in some states to restrict physician referrals to physician-owned hospitals. Currently, ten of our hospitals have physicians as minority owners. The aggregate net operating revenue of these ten hospitals was $200.3 million for the year ended December 31, 2012, or approximately 6.8% of our consolidated net operating revenues for the year ended December 31, 2012. The range of physician minority ownership of these ten hospitals was 2.1% to 49.0% as of the year ended December 31, 2012. There can be no assurance that new legislation or regulation prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital. In addition, expansion of our physician-owned hospitals may be limited, and the revenues, profitability and overall financial performance of our hospitals may be negatively affected.

  We could experience significant increases to our operating costs due to shortages of healthcare professionals or union activity.

        Our specialty hospitals are highly dependent on nurses, and our outpatient rehabilitation division is highly dependent on therapists, for patient care. The market for qualified healthcare professionals is highly competitive. We have sometimes experienced difficulties in attracting and retaining qualified healthcare personnel. We cannot assure you we will be able to attract and retain qualified healthcare professionals in the future. Additionally, the cost of attracting and retaining qualified healthcare personnel may be higher than we anticipate, and as a result, our profitability could decline.

        In addition, U.S. healthcare providers are continuing to see an increase in the amount of union activity. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity.

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

        Our future success depends to a significant degree upon the continued contributions of our senior officers and other key employees, and our ability to retain and motivate these individuals. We currently have employment agreements in place with four executive officers and change in control agreements and/or non-competition agreements with several other officers. Many of these individuals also have significant equity ownership in our company. We do not maintain any key life insurance policies for any of our employees. The loss of the services of several of these individuals at one time could disrupt significant aspects of our business, could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.

  Significant legal actions could subject us to substantial uninsured liabilities.

        Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See "Legal Proceedings" and Note 16 in our audited consolidated financial statements.

        We currently maintain professional malpractice liability insurance and general liability insurance coverages under a combination of policies with a total annual aggregate limit of $30.0 million. Our insurance for the professional liability coverage is written on a "claims-made" basis and our commercial general liability coverage is maintained on an "occurrence" basis. These coverages apply after a self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. In addition, our insurance coverage does not generally cover punitive damages and may not cover all claims against us. See "Business — Government Regulations — Other Healthcare Regulations."

  Concentration of ownership among our existing executives, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

        Welsh Carson and Thoma Cressey beneficially own approximately 37.2% and 8.2%, respectively, of Holdings' outstanding common stock as of February 1, 2013. Our executives, directors and principal stockholders, including Welsh Carson and Thoma Cressey, beneficially own, in the aggregate, approximately 63.3% of Holdings' outstanding common stock as of February 1, 2013. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

  Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.

        We have a substantial amount of indebtedness. As of December 31, 2012, we had approximately $1,470.2 million of total indebtedness. For the years ended December 31, 2010, December 31, 2011 and December 31, 2012, we paid cash interest of $105.9 million, $107.5 million and $80.7 million, respectively, on our indebtedness.

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

  •
  makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities;

  •
  limits our ability to obtain additional financing in the future for working capital or other purposes; and

  •
  places us at a competitive disadvantage compared to our competitors that have less indebtedness.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."

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

        As of December 31, 2012, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 4.75 to 1.00. For the four quarters ended December 31, 2012, Select's leverage ratio was 3.18 to 1.00.

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

        We and our subsidiaries may be able to incur additional indebtedness in the future. Although our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2012, we had $135.9 million of revolving loan availability under our senior secured credit facilities (after giving effect to $34.1 million of outstanding letters of credit). In addition, to the extent new debt is added to our and our subsidiaries' current debt levels, the substantial leverage risks described above would increase.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own 25 of our specialty hospitals.

        We lease all but two of our outpatient rehabilitation clinics and related offices, which, as of December 31, 2012 included 866 leased outpatient rehabilitation clinics throughout the United States. We also lease the majority of our LTCH facilities except for the facilities described above. As of December 31, 2012, in our specialty hospitals we had 75 HIH leases and 16 free-standing building leases.

        We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 132,000 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2012, this was comprised of 11 locations throughout the United States with approximately 50,000 square feet in total.

        The following is a list by state of the number of our consolidated hospitals and related beds we operated as of December 31, 2012.

	Specialty Hospitals
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Clinics	Total Facilities
Alabama	1			1
Alaska			5	5
Arizona	3		13	16
Arkansas	4		1	5
California			7	7
Colorado	3		17	20
Connecticut			38	38
District of Columbia			2	2
Delaware	1		1	2
Florida	9	1	101	111
Georgia	5		25	30
Illinois			40	40
Indiana	5		21	26
Iowa	1			1
Kansas	3		14	17
Kentucky	2		42	44
Louisiana	1		3	4
Maine			12	12
Maryland			23	23
Massachusetts			9	9
Michigan	11		13	24
Minnesota	1		25	26
Mississippi	5			5
Missouri	3	2	59	64
Nebraska	1			1
Nevada			6	6
New Hampshire			4	4
New Jersey	1	3	141	145
New Mexico			2	2
North Carolina	3		34	37
Ohio	15		59	74
Oklahoma	2		20	22
Pennsylvania	9	1	112	122
South Carolina	2		14	16
South Dakota	1			1
Tennessee	5		10	15
Texas	9	5	84	98
Virginia			22	22
West Virginia	1			1
Wisconsin	3			3

Total Company	110	12	979	1,101

Item 3.    Legal Proceedings.

        To cover claims arising out of the operations of the Company's specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company's other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions as well as the cost and possible lack of available insurance could subject the Company to substantial uninsured liabilities.

        The Company is subject to legal proceedings and claims that arise in the ordinary course of business, which include malpractice claims covered under insurance policies, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. In the Company's opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

        On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. The Amended Complaint identifies the plaintiff-relators as Doe I, Doe II and Doe III, and describes them as the CEO and two case managers at the Company's long term acute care hospital in Evansville, Indiana ("SSH-Evansville"). The named defendants include the Company, SSH-Evansville, Evansville Physician Investment Company, the Company's joint venture partner in SSH-Evansville ("EPIC"), and two physicians who have practiced at SSH-Evansville. On February 6, 2013, the District Court issued an order dismissing EPIC without prejudice after the plaintiff-relators filed, on January 31, 2013, a Notice of Voluntary Dismissal of EPIC, to which the United States and Indiana consented. The Notice of Voluntary Dismissal states, among other things, that the United States filed a notice with the Court on December 28, 2012 that it had not completed its investigation and thus would not intervene in the action at that time. The U.S. Attorney's Office for the Southern District of Indiana has informed the Company's counsel that, despite the lifting of the seal, the United States is continuing its investigation in order to determine whether or not to intervene in the matter at some point.

        The Amended Complaint alleges that the defendants manipulated the length of stay of patients at SSH-Evansville in order to maximize reimbursement under the Medicare prospective payment system applicable to long-term acute care hospitals. It also alleges that the defendants manipulated the discharge of patients to other facilities and the timing of readmissions from those facilities in order to enable SSH-Evansville to receive two separate Medicare payments and causing the other facility to submit claims for unnecessary services. The Amended Complaint discusses the federal Stark Law and Anti-Kickback Statute and implies that the behavior of physicians referring to or providing services at SSH-Evansville was based on their financial interests. The Amended Complaint further alleges that Dr. Selby, a pulmonologist formerly on the medical staff of SSH-Evansville, performed unnecessary bronchoscopies at the hospital with the knowledge of the Company, and that Dr. Sloan, the Chief Medical Officer and an attending physician at SSH-Evansville, falsely coded the diagnoses of Medicare patients in order to increase SSH-Evansville's reimbursement. Moreover, the Amended Complaint alleges that the practices at SSH-Evansville involved corporate policies of the Company used to maximize profit at all Select long-term acute care hospitals. The Amended Complaint alleges that, through these acts, the defendants have violated the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act and are liable for unspecified treble damages and penalties.

        As previously disclosed, beginning in April 2012, the Company and SSH-Evansville have received various subpoenas and demands for documents relating to SSH-Evansville, including a request for information and subpoenas from the Office of Inspector General of the U.S. Department of Health and Human Services and subpoenas from the Office of Attorney General for the State of Indiana, and the Evansville (Indiana) Police Department has executed a search warrant at SSH-Evansville. The Company has produced and will continue to produce documents in response to, and intends to fully cooperate with, these governmental investigations. At this time, the Company is unable to predict the timing and outcome of this matter.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Select Medical Holdings Corporation common stock has been quoted on the New York Stock Exchange under the symbol "SEM" since our initial public offering on September 25, 2009. Prior to that date there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, reported by the New York Stock Exchange.

	Market Prices
Fiscal Year Ended December 31, 2011	High	Low
First Quarter	$8.07	$6.68
Second Quarter	$9.66	$7.87
Third Quarter	$9.27	$5.48
Fourth Quarter	$9.16	$6.13

	Market Prices
Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$8.88	$7.45
Second Quarter	$10.25	$6.94
Third Quarter	$14.89	$9.94
Fourth Quarter	$12.03	$9.20

Holders

        At the close of business on February 1, 2013, Holdings had 140,594,256 shares of common stock issued and outstanding. As of that date, there were 125 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through brokerage firms.

Dividend Policy

        On October 30, 2012, Holdings declared a special cash dividend of $1.50 per share, totaling approximately $210.9 million. This special cash dividend was paid on December 12, 2012 to all stockholders of record at the close of business on December 5, 2012.

        Other than the dividend described above, Holdings has not paid or declared any dividends on its common stock. We do not anticipate paying any further dividends on Holdings' common stock in the foreseeable future. We intend to retain future earnings to finance the ongoing operations and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on conditions at that time, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Securities Authorized For Issuance Under Equity Compensation Plans

        For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

        The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on September 25, 2009, the first trading day of the Company's common stock on the New York Stock Exchange, with dividends being reinvested on the date paid through and including the market close on December 31, 2012 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor's 500 Index ("S&P 500") and the Morgan Stanley Healthcare Provider Index ("RXH"), an equal-dollar weighted index of 15 companies involved in the business of hospital management and medical/nursing services. The chart below the graph sets forth the actual numbers depicted on the graph.

	09/25/09	12/31/09	12/31/10	12/30/11	12/31/12
Select Medical Holding Corporation (SEM)	$100.00	$105.25	$72.45	$84.04	$107.00
Morgan Stanley Healthcare Provider Index (RXH)	$100.00	$103.27	$125.54	$120.47	$132.23
S&P 500	$100.00	$106.77	$120.42	$120.42	$136.56

Item 6.    Selected Financial Data.

        You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere herein. The historical financial data as of December 31, 2008, 2009, 2010, 2011 and 2012 and for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2011 and 2012, and for the years ended December 31, 2010, 2011 and 2012 have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2008, 2009 and 2010 and for the years ended December 31, 2008 and 2009 have been derived from our audited consolidated financial information not included elsewhere herein.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2008(1)(2)	2009	2010	2011	2012
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues	$2,153,362	$2,239,871	$2,390,290	$2,804,507	$2,948,969
Operating expenses(3)(4)	1,885,168	1,933,052	2,085,447	2,422,271	2,548,799
Depreciation and amortization	71,786	70,981	68,706	71,517	63,311

Income from operations	196,408	235,838	236,137	310,719	336,859
Gain (loss) on early retirement of debt(5)	912	13,575	—	(31,018)	(6,064)
Equity in earnings (losses) of unconsolidated subsidiaries	—	—	(440)	2,923	7,705
Other income (expense)	—	(632)	632	—	—
Interest expense, net(6)	(145,423)	(132,377)	(112,337)	(98,894)	(94,950)

Income before income taxes	51,897	116,404	123,992	183,730	243,550
Income tax expense	26,063	37,516	41,628	70,968	89,657

Net income	25,834	78,888	82,364	112,762	153,893
Less: Net income attributable to non-controlling interests(7)	3,393	3,606	4,720	4,916	5,663

Net income attributable to Select Medical Holdings Corporation	22,441	75,282	77,644	107,846	148,230
Less: Preferred dividends	24,972	19,537	—	—	—

Net income (loss) available to common stockholders and participating securities	(2,531)	55,745	77,644	107,846	148,230
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of tax	(7,649)	4,298	8,914	—	—

Comprehensive income (loss) attributable to Select Medical Holdings Corporation	$(10,180)	$60,043	$86,558	$107,846	$148,230

Income (loss) per common share:
Basic	$(0.04)	$0.61	$0.49	$0.71	$1.05
Diluted	$(0.04)	$0.61	$0.48	$0.71	$1.05
Weighted average common shares outstanding:
Basic	59,566	85,587	159,184	150,501	138,767
Diluted	59,566	86,045	159,442	150,725	139,042
Balance Sheet Data (at end of period):
Cash and cash equivalents	$64,260	$83,680	$4,365	$12,043	$40,144
Working capital (deficit)	118,370	156,685	(70,232)	99,472	65,200
Total assets	2,579,469	2,588,146	2,722,086	2,772,147	2,761,361
Total debt	1,779,925	1,405,571	1,430,769	1,396,798	1,470,243
Total Select Medical Holdings Corporation stockholders' equity	(174,204)	735,930	780,947	819,679	717,048

	Select Medical Corporation
	Year Ended December 31,
	2008(1)	2009	2010	2011	2012
	(In thousands)
Statement of Operations Data:
Net operating revenues	$2,153,362	$2,239,871	$2,390,290	$2,804,507	$2,948,969
Operating expenses(3)(4)	1,885,168	1,933,052	2,085,447	2,422,271	2,548,799
Depreciation and amortization	71,786	70,981	68,706	71,517	63,311

Income from operations	196,408	235,838	236,137	310,719	336,859
Gain (loss) on early retirement of debt(5)	912	12,446	—	(20,385)	(6,064)
Equity in earnings (losses) of unconsolidated subsidiaries	—	—	(440)	2,923	7,705
Other income (expense)	(2,802)	3,204	632	—	—
Interest expense, net(6)	(110,418)	(99,451)	(84,472)	(80,910)	(83,759)

Income before income taxes	84,100	152,037	151,857	212,347	254,741
Income tax expense	37,334	49,987	51,380	80,984	93,574

Net income	46,766	102,050	100,477	131,363	161,167
Less: Net income attributable to non-controlling interests(7)	3,393	3,606	4,720	4,916	5,663

Net income attributable to Select Medical Corporation	43,373	98,444	95,757	126,447	155,504
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of tax	(6,493)	2,522	8,914	—	—

Comprehensive income attributable to Select Medical Corporation	$36,880	$100,966	$104,671	$126,447	$155,504

Balance Sheet Data (at end of period):
Cash and cash equivalents	$64,260	$83,680	$4,365	$12,043	$40,144
Working capital (deficit)	100,127	153,231	(73,481)	97,348	63,217
Total assets	2,562,425	2,585,092	2,719,572	2,770,738	2,760,313
Total debt	1,469,322	1,100,987	1,124,292	1,229,498	1,302,943
Total Select Medical Corporation stockholders' equity	630,315	1,034,006	1,081,661	983,446	881,317

(1)
Adjusted for the adoption of an amendment issued by the FASB in December 2007 to ASC Topic 810, "Consolidation." See Note 1, Organization and Significant Accounting Policies — Non-controlling Interests, in our audited consolidated financial statements.

(2)
Adjusted for the clarification by the FASB that stated share based payment awards that have not vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. See Note 13 in our audited consolidated financial statements for additional information.

(3)
Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(4)
Includes stock compensation expense related to restricted stock, stock options and long term incentive compensation for the years ended December 31, 2008, 2009, 2010, 2011 and 2012.

(5)
In the year ended December 31, 2008, we paid approximately $1.0 million to repurchase and retire a portion of Select's 7 5/8% senior subordinated notes. These notes had a carrying value of $2.0 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. During the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire a portion of Select's 7 5/8% senior subordinated notes. These notes had a carrying value of $46.5 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. These gains were offset by the write-off of deferred financing costs of $2.9 million that occurred due to our early prepayment on the term loan portion of our senior secured credit facility. In addition, Holdings paid $6.5 million to repurchase and retire a portion of Holdings' senior floating rate notes. These Notes had a carrying value of $7.7 million. The gain on early retirement of debt recognized was net of the write-off of unamortized deferred financing costs related to the debt. On June 1, 2011, Select refinanced its senior secured credit facility which consisted of an $850.0 million term loan facility and a $300.0 million revolving loan facility. A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select's 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire Holdings 10% senior subordinated notes. A loss on early retirement of debt of $31.0 million and $20.4 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount. On August 13, 2012, Select entered into an additional credit extension amendment to its senior secured credit facility. Pursuant to the terms and conditions of the additional credit extension amendment, the lenders extended an aggregate principal amount of $275.0 million in additional term loans to Select at the same interest rate and with the same term as applies to the existing term loan amounts borrowed by Select under its senior secured credit facility. On September 12, 2012, Select used the proceeds of the additional term loans (other than amounts used for fees and expenses) and cash on hand to redeem an aggregate of $275.0 million principal amount of Select's outstanding 7 5/8% senior subordinated notes due 2015 at a redemption price of 101.271% of the principal amount. Select recognized a loss on early retirement of debt of $6.1 million for the year ended December 31, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

(6)
Interest expense, net equals interest expense minus interest income.

(7)
Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read this discussion together with the "Selected Financial Data" and consolidated financial statements and accompanying notes included elsewhere herein.

Overview

        We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2012, we operated 110 long term acute care hospitals and 12 acute medical rehabilitation hospitals in 28 states, and 979 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. We began operations in 1997 under the leadership of our current management team. As of December 31, 2012 we had operations in 44 states and the District of Columbia.

        We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,949.0 million for the year ended December 31, 2012. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2012 Events

  Refinancing

        On August 13, 2012, Select entered into an additional credit extension amendment to its senior secured credit facility. Pursuant to the terms and conditions of the additional credit extension amendment, the lenders extended an aggregate principal amount of $275.0 million in additional term loans to Select at the same interest rate and with the same term as applies to the existing term loan amounts borrowed by Select under its senior secured credit facility. On September 12, 2012, Select used the proceeds of the additional term loans (other than amounts used for fees and expenses) and cash on hand to redeem an aggregate of $275.0 million principal amount of Select's outstanding 7 5/8% senior subordinated notes due 2015 at a redemption price of 101.271% of the principal amount. Select recognized a loss on early retirement of debt of $6.1 million for the year ended December 31, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

  Stock Repurchase Program

        The Company's board of directors has authorized a common stock repurchase program of up to $250.0 million through March 31, 2013, unless extended by the board of directors. On February 20, 2013, the Company's board of directors increased the authorization to up to $350.0 million and extended the program through March 31, 2014. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. The timing of purchases of stock will be based upon market conditions and other factors. The Company is funding this program with cash on hand or borrowings under its revolving credit facility. The Company repurchased 5,725,782 shares at a cost of $46.8 million, which includes transaction costs, during the year ended December 31, 2012. Since the inception of the program through December 31, 2012, the Company has repurchased 22,490,389 shares at a cost of $163.6 million, or $7.28 per share, which includes transaction costs.

  Special Cash Dividend

        On October 30, 2012, our board of directors declared a special cash dividend of $1.50 per share, or $210.9 million, paid on December 12, 2012 to all common stockholders of record (including holders of shares of restricted stock) on December 5, 2012. Cash for the dividend came from cash on hand and borrowings under Select's senior secured revolving credit facility.

Summary Financial Results

  Year Ended December 31, 2012

        For the year ended December 31, 2012, our net operating revenues increased 5.2% to $2,949.0 million compared to $2,804.5 million for the year ended December 31, 2011. For the year ended December 31, 2012, our specialty hospital revenues increased $102.0 million or 4.9% from the prior year and our outpatient rehabilitation revenues increased $42.5 million or 6.0% from the prior year. We had income from operations for the year ended December 31, 2012 of $336.9 million compared to $310.7 million for the year ended December 31, 2011. We had net income attributable to Holdings for the year ended December 31, 2012 of $148.2 million compared to $107.8 million for the year ended December 31, 2011. Our Adjusted EBITDA for the year ended December 31, 2012 was $405.8 million compared to $386.0 million for the year ended December 31, 2011. See the section entitled "Results of Operations" for a reconciliation of net income to Adjusted EBITDA. The increases in our income from operations and Adjusted EBITDA for the year ended December 31, 2012 are principally due to increases in the operating performance of our specialty hospital segment. We were able to increase our specialty hospital income from operations $22.8 million or 7.3% and our specialty hospital Adjusted EBITDA $19.0 million or 5.2% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

        Net income attributable to Holdings increased $40.4 million to $148.2 million for the year ended December 31, 2012 compared to $107.8 million for the year ended December 31, 2011. The increase resulted primarily from an increase in our income from operations described above, increases in our equity in earnings of unconsolidated subsidiaries principally related to our joint venture with the Baylor Health Care System, or the "Baylor JV," and a reduction of interest expense. We also incurred a smaller loss on early retirement of debt related to the refinancing transactions completed in 2012 compared to the refinancing transactions completed in 2011.

        Cash flow from operations provided $298.7 million of cash for the year ended December 31, 2012 for Holdings and $309.4 million of cash for the year ended December 31, 2012 for Select. The difference between Holdings and Select in cash flow from operations primarily relates to interest payments on Holdings' senior floating rate notes.

  Year Ended December 31, 2011

        For the year ended December 31, 2011, our net operating revenues increased 17.3% to $2,804.5 million compared to $2,390.3 million for the year ended December 31, 2010. This increase in net operating revenues resulted principally from a 23.1% increase in our specialty hospital net operating revenue. The increase in our specialty hospital revenue is primarily due to the Regency hospitals we acquired on September 1, 2010. We had income from operations for the year ended December 31, 2011 of $310.7 million compared to $236.1 million for the year ended December 31, 2010. We had net income attributable to Holdings for the year ended December 31, 2011 of $107.8 million compared to $77.6 million for the year ended December 31, 2010. Our Adjusted EBITDA for the year ended December 31, 2011 was $386.0 million compared to $307.1 million for the year ended December 31, 2010. See the section entitled "Results of Operations" for a reconciliation of net income to Adjusted EBITDA.

        The increase in income from operations, net income and Adjusted EBITDA for the year ended December 31, 2011 from the prior year resulted from the addition of the Regency hospitals acquired on September 1, 2010 and improved operating performance at our other specialty hospitals. Holdings' interest expense for the year ended December 31, 2011 was $99.2 million compared to $112.3 million for the year ended December 31, 2010. Select's interest expense for the year ended December 31, 2011 was $81.2 million compared to $84.5 million for the year ended December 31, 2010. The decrease in interest expense for both Holdings and Select is attributable to a reduction in our average interest rate that resulted from the expiration of interest rate swaps during 2010 that carried higher fixed interest rates, and lower interest rates on portions of the debt we refinanced on June 1, 2011.

        Cash flow from operations provided $217.1 million of cash for the year ended December 31, 2011 for Holdings and $240.1 million of cash for the year ended December 31, 2011 for Select. The difference between Holdings and Select in cash flow from operations primarily relates to interest payments on Holdings' 10% senior subordinated notes and senior floating rate notes.

Regulatory Changes

        The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. Net operating revenues generated directly from the Medicare program represented approximately 47%, 48% and 47% of our consolidated net operating revenues for the years ended December 31, 2010, 2011 and 2012, respectively.

        The Medicare program reimburses our long term acute care hospitals, inpatient rehabilitation facilities and outpatient rehabilitation providers, using different payment methodologies. Those payment methodologies are complex and are described elsewhere in this report under "Business—Government Regulations." The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future.

  Medicare Reimbursement of LTCH Services

        In the last few years, there have been significant regulatory changes affecting long term acute care hospitals that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of the Centers for Medicare & Medicaid Services, or "CMS." Historically, rule updates occurred twice each year. All Medicare payments to our long term acute care hospitals are made in accordance with a prospective payment system specifically applicable to long term acute care hospitals, referred to as "LTCH-PPS." Proposed rules specifically related to LTCHs are generally published in May, finalized in August and effective on October 1st of each year, coinciding with the start of the federal fiscal year.

        The following is a summary of significant changes to the Medicare prospective payment system for long term acute care hospitals which have affected our results of operations, as well as the policies and payment rates for fiscal year 2013 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2012.

        Fiscal Year 2011.    On August 16, 2010, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard federal rate for fiscal year 2011 was $39,600, which was a decrease from the fiscal year 2010 standard federal rate of $39,897 in effect from October 1, 2009 to March 31, 2010 and the fiscal year 2010 standard federal rate of $39,795 that went into effect on April 1, 2010. This update to the standard federal rate for fiscal year 2011 was based on a market basket increase of 2.5% less a reduction of 2.5% to account for what CMS attributed as an increase in case-mix in prior periods that resulted from changes in documentation and coding practices less an additional market basket reduction of 0.5% as mandated by the PPACA. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2011 of $18,785, which was an increase from the fiscal year 2010 fixed-loss amount of $18,425 in effect from October 1, 2009 to March 31, 2010 and the $18,615 that went into effect on April 1, 2010.

        Fiscal Year 2012.    On August 18, 2011, CMS published the policies and payment rates for LTCH-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 through September 30, 2012). The standard federal rate for fiscal year 2012 was $40,222, which was an increase from the fiscal year 2011 standard federal rate of $39,600. The update to the standard federal rate for fiscal year 2012 included a market basket increase of 2.9%, less a productivity adjustment of 1.0%, and less an additional market basket reduction of 0.1% as mandated by the PPACA. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2012 of $17,931, which was a decrease from the fixed loss amount in the 2011 fiscal year of $18,785.

        Fiscal Year 2013.    On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). Two different standard federal rates apply during fiscal year 2013. The standard federal rate for discharges on or after October 1, 2012 and before December 29, 2012 was set at $40,916 and the standard federal rate for discharges on or after December 29, 2012 for the remainder of fiscal year 2013 is $40,398 both of which are an increase from the fiscal year 2012 standard federal rate of $40,222. The update to the standard federal rate for fiscal year 2013 through December 28, 2012 includes a market basket increase of 2.6%, less a productivity adjustment of 0.7%, and less an additional reduction of 0.1% mandated by the PPACA. The standard federal rate for the period of December 29, 2012 through the remainder of fiscal 2013 is further reduced by a portion of the one-time budget neutrality adjustment of 1.266%, as discussed below. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2013 of $15,408, which is a decrease from the fixed loss amount in the 2012 fiscal year of $17,931.

        In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2013, CMS indicated that "within the near future" it may recommend revisions to the payment policies addressing patient-level and facility-level criteria. CMS also indicated that these recommendations may render unnecessary the existing payment reductions for Medicare patients admitted from a general acute care hospital in excess of the applicable admission thresholds. We cannot predict whether CMS will adopt additional patient-level and facility-level criteria in the future or, if adopted, how such criteria would affect the application of the 25 Percent Rule to our LTCHs.

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

  25 Percent Rule

        The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients. The SCHIP Extension Act, as amended by the ARRA and the PPACA, has limited the application of the 25 Percent Rule, as described elsewhere in this report under "Business—Government Regulations." CMS adopted through regulations an additional one-year extension of relief from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012. Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and before October 1, 2012 are subject to a modified 25 Percent Rule for discharges occurring in a three month period between July 1, 2012 and September 30, 2012. After the expiration of the extension, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period.

  One-Time Budget Neutrality Adjustment

        The regulations governing LTCH-PPS authorizes CMS to make a one-time adjustment to the standard federal rate to correct any "significant difference between actual payments and estimated payments for the first year" of LTCH-PPS. In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted a one-time budget neutrality adjustment that results in a permanent negative adjustment of 3.75% to the LTCH base rate. CMS is implementing the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015, except that the adjustment would not apply to payments for discharges occurring on or after October 1, 2012 through December 28, 2012.

  Short Stay Outlier Policy

        The SCHIP Extension Act prevented CMS from applying the so-called very short stay outlier policy for discharges occurring after July 1, 2007. This policy would result in a payment equivalent to the general acute care hospital rate for cases with a length of stay that is less than the average length of stay plus one standard deviation of a case with the same diagnosis related group under IPPS, regardless of the clinical considerations for admission to the LTCH or the average length of stay an LTCH must satisfy for Medicare certification. The SCHIP Extension Act as amended by PPACA precluded CMS from implementing the very short stay outlier policy before December 29, 2012. The very short-stay outlier policy is again applicable to discharges occurring on or after December 29, 2012 and will continue to be applied unless Congress or CMS takes further action.

  Moratorium on New LTCHs and New LTCH Beds

        The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities subject to certain exceptions. PPACA extended this moratorium by two years. The moratorium expired on December 28, 2012. Unless Congress or CMS take further action, new LTCHs, LTCH satellite facilities and LTCH beds may be established and enrolled in the Medicare program.

  Medicare Reimbursement of Inpatient Rehabilitation Facility Services

        The following is a summary of significant changes to the Medicare prospective payment system for inpatient rehabilitation facilities which have affected our results of operations during the periods presented in this report, as well as the policies and payment rates for fiscal year 2013 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2012.

        Fiscal Year 2011.    On July 22, 2010, CMS published an update to the payment rates for IRF-PPS for fiscal year 2011 (affecting discharges and cost reporting periods beginning on or after October 1, 2010 through September 30, 2011). The standard payment conversion factor for discharges during fiscal year 2011 was $13,860, which was an increase from the standard payment conversion factor from fiscal year 2010 of $13,627. The update to the standard payment conversion factor for fiscal year 2011 included the market basket reduction of 0.25% required by PPACA. CMS also increased the outlier threshold amount for fiscal year 2011 to $11,410 from $10,721.

        Fiscal Year 2012.    On August 5, 2011, CMS published the policies and payment rates for IRF-PPS for fiscal year 2012 (affecting discharges and cost reporting periods beginning on or after October 1, 2011 and through September 30, 2012). The standard payment conversion factor for discharges during fiscal year 2012 was $14,076 which was an increase from the fiscal year 2011 standard payment conversion factor of $13,860. The update to the standard payment conversion factor for fiscal year 2012 included a market basket increase of 2.9%, less a productivity adjustment of 1.0%, and less an additional market basket reduction of 0.1% as mandated by the PPACA. CMS decreased the outlier threshold amount for fiscal year 2012 to $10,660 from $11,410 established in the final rule for fiscal year 2011. In a notice published September 26, 2011, CMS corrected its calculation of the outlier threshold amount for fiscal year 2012 to $10,713.

        Fiscal Year 2013.    On July 30, 2012, CMS published the policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). The standard payment conversion factor for discharges for fiscal year 2013 is $14,343, which is an increase from the fiscal year 2012 standard payment conversion factor of $14,076. The update to the standard payment conversion factor for fiscal year 2013 includes a market basket increase of 2.7%, less a productivity adjustment of 0.7%, less an additional market basket reduction of 0.1% as mandated by the PPACA. CMS decreased the outlier threshold amount for fiscal year 2013 to $10,466 from $10,713 established in the final rule for fiscal year 2012.

  Medicare Market Basket Adjustments

        The PPACA instituted a market basket payment adjustment for IRFs. For fiscal year 2014, the reduction is 0.3%. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 - 2019, the reduction is 0.75%.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate ("SGR") formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2013 CMS or Congress has taken action to prevent the SGR formula reductions. The American Taxpayer Relief Act of 2012 froze Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. A reduction in the Medicare physician fee schedule payment rates will occur on January 1, 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2012, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

  Therapy Caps

        Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2013, the annual limit on outpatient therapy services is $1,900 for combined physical and speech language pathology services and $1,900 for occupational therapy services. The per beneficiary caps were $1,880 for calendar year 2012. The annual limits for therapy expenses do not apply to services furnished and billed by outpatient hospital departments. In addition, the American Taxpayer Relief Act of 2012 extends the annual limits on therapy expenses and manual medical review thresholds to services furnished in hospital outpatient department settings through December 31, 2013. The application of annual limits to hospital outpatient department settings will sunset at the end of 2013 unless Congress extends it into 2014. We operated 979 outpatient rehabilitation clinics at December 31, 2012, of which 145 are provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

        In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The American Taxpayer Relief Act of 2012 extends the exceptions process for outpatient therapy caps through December 31, 2013. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2014, except those services furnished and billed by outpatient hospital departments.

        The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. The American Taxpayer Relief Act of 2012 extends through December 31, 2013 the requirement that Medicare perform manual medical review of therapy services when an exception is requested for cases in which the beneficiary has reached a specified dollar aggregate threshold. Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

  Multiple Procedure Payment Reduction

        CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines—occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012 the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increases the payment reduction to 50% effective April 1, 2013. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction will increase to 50%.

  Budget Control Act of 2011

        The Budget Control Act of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. The American Taxpayer Relief Act of 2012 temporarily delays the automatic, across-the-board "sequestration" cuts in federal spending imposed by the Budget Control Act of 2011, which are expected to reduce Medicare payments by more than $11 billion in fiscal year 2013 and $123 billion over the period of fiscal years 2013 to 2021. Unless further legislation is enacted, we believe this will generally result in a 2% reduction to Medicare payments for services furnished on or after April 1, 2013, which reduction will have an adverse financial impact on our net operating revenues and profitability.

Development of New Specialty Hospitals and Clinics

        In addition to the growth of our business through the acquisition and integration of other businesses, we have also grown our business through specialty hospital and outpatient rehabilitation facility development opportunities. Since our inception in 1997 through December 31, 2012, we have internally developed 64 specialty hospitals and 355 outpatient rehabilitation clinics. The SCHIP Extension Act as extended by PPACA instituted a moratorium on the development of new LTCHs through December 28, 2012. As a result, we stopped all new LTCH development during this period. Now that the moratorium on new LTCHs and satellites has expired, we will evaluate the addition of LTCH beds at certain of our hospitals. We will also continue to evaluate opportunities to develop new joint venture relationships with significant health systems and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in the local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

Critical Accounting Matters

  Merger Transactions

        On February 24, 2005, EGL Acquisition Corp. was merged with and into Select, with Select continuing as the surviving corporation and a wholly owned subsidiary of Holdings. The merger was completed pursuant to an agreement and plan of merger, dated as of October 17, 2004, among EGL Acquisition Corp., Holdings and Select. We refer to the merger and the related transactions collectively as the "Merger."

        As a result of the Merger transactions, the majority of Select's assets and liabilities were adjusted to their fair value as of February 25, 2005. The excess of the total purchase price over the fair value of Select's tangible and identifiable intangible assets was allocated to goodwill. Additionally, a portion of the equity related to our continuing stockholders was recorded at the stockholder's predecessor basis and a corresponding portion of the fair value of the acquired assets was reduced accordingly.

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

        Net operating revenues generated directly from the Medicare program from all segments represented approximately 47%, 48% and 47% of net operating revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Approximately 60%, 61% and 61% of our specialty hospital revenues for the years ended December 31, 2012, 2011 and 2010, respectively, were received for services provided to Medicare patients.

        Most of our specialty hospitals receive bi-weekly periodic interim payments from Medicare instead of being paid on an individual claim basis. Under a periodic interim payment methodology, Medicare estimates a hospital's claim volume based on historical trends and makes bi-weekly interim payments to us based on these estimates. Twice a year per hospital, Medicare reconciles the differences between the actual claim data and the estimated payments. To the extent our actual hospital's experience is different from the historical trends used by Medicare to develop the estimate, the periodic interim payment will result in our being either temporarily over-paid or under-paid for our Medicare claims. At each balance sheet date, we record any aggregate under-payment as an account receivable or any aggregate over-payment as a payable to third-party payors on our balance sheet. The timing of when we receive our bi-weekly periodic interim payments, in relation to our balance sheet date, can have an impact on our accounts receivable balance and our days sales outstanding as of the end of any reporting period.

  Contractual Adjustments

        Net operating revenues include amounts estimated by us to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through our internally developed systems. In our specialty hospital segment our billing system automatically calculates estimated Medicare reimbursement and associated contractual allowances. For non-governmental payors in our specialty hospital segment, we either manually calculate the contractual allowance for each patient based upon the contractual provisions associated with the specific payor or where we have a relatively homogeneous patient population, we monitor individual payors' historical closed paid claims data and apply those payment rates to the existing patient population. The net payments are converted into per diem rates. The per diem rates are applied to unpaid patient days to determine the expected payment and a contractual adjustment is recorded to adjust the recorded amount to agree with the expected payment. Quarterly, we update our analysis of historical closed paid claims. In our outpatient segment, we perform provision testing, using internally developed systems, whereby we monitor a payors' historical paid claims data and compare it against the associated gross charges. This difference is determined as a percentage of gross charges and is applied against gross billing revenue to determine the contractual allowances for the period. Additionally, these contractual percentages are applied against the gross receivables on the balance sheet to determine that adequate contractual reserves are maintained for the gross accounts receivables reported on the balance sheet. We account for any difference as additional contractual adjustments to gross revenues to arrive at net operating revenues in the period that the difference is determined. We believe the processes described above and used in recording our contractual adjustments have resulted in reasonable estimates determined on a consistent basis.

  Allowance for Doubtful Accounts

        Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our financial performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2012, deductibles, co-payments and self-insured amounts owed by the patient accounted for approximately 0.2% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals, or in the case of our outpatient rehabilitation clinics, we verify insurance coverage prior to their first therapy visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally we reserve as uncollectible all governmental accounts over 365 days from discharge and non-governmental accounts over 180 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

        We estimate bad debts for total accounts receivable within each of our operating units. We believe our policies have resulted in reasonable estimates determined on a consistent basis. We have historically collected substantially all of our third-party insured receivables (net of contractual allowances) which include receivables from governmental agencies. Historically, there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivable. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts. Uncollected accounts are charged against the reserve when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

        The following table is an aging of our net (after allowances for contractual adjustments but before doubtful accounts) accounts receivable as of the dates indicated (in thousands):

	Balance as of December 31,
	2011		2012
	0-180 Days	Over 180 Days	0-180 Days	Over 180 Days
Commercial insurance and other	$237,171	$35,801	$230,878	$31,441
Medicare and Medicaid	176,616	11,624	133,318	6,146

Total net accounts receivable	$413,787	$47,425	$364,196	$37,587

        The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories as of the dates indicated is as follows:

	As of December 31,
	2011	2012
0 to 90 days	82.9%	83.0%
91 to 180 days	6.9%	7.6%
181 to 365 days	4.5%	4.8%
Over 365 days	5.7%	4.6%

Total	100.0%	100.0%

        The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status as of the dates indicated is as follows:

	As of December 31,
	2011	2012
Commercial insurance and other	59.0%	65.1%
Medicare and Medicaid	40.8%	34.7%
Self-pay receivables (including deductibles and co-payments)	0.2%	0.2%

Total	100.0%	100.0%

  Insurance

        Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. Where we have substantial exposure, we utilize actuarial methods in estimating the losses. In cases where we have minimal exposure, we will estimate our losses by analyzing historical trends. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2012 and December 31, 2011, we have recorded a liability of $92.5 million and $85.7 million, respectively, for our estimated losses under these insurance programs.

  Related Party Transactions

        We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $4.0 million for both the years ended December 31, 2012 and 2011. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments as of December 31, 2012 amount to $36.4 million through 2023. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. The Company's practice is that any such transaction must receive the prior approval of both the audit and compliance committee of the board of directors and a majority of non-interested members of the board of directors. It is the Company's practice that an independent third-party appraisal supporting the amount of rent for such leased space is obtained prior to approving the related party lease of office space.

  Goodwill and Other Intangible Assets

        Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. Our most recent impairment assessment was completed during the fourth quarter of 2012, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. The majority of our goodwill resides in our specialty hospital reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy, with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

        To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in the discounted cash flow are assumptions regarding revenue growth rates, internal development of specialty hospitals and rehabilitation clinics, future Adjusted EBITDA margin estimates, future general and administrative expense rates and the weighted average cost of capital for our industry. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions, and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

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

        At December 31, 2012, we had deferred tax liabilities in excess of deferred tax assets of approximately $71.6 million for both Holdings and Select principally due to depreciation deductions that have been accelerated for tax purposes. This amount includes approximately $13.3 million of valuation reserves related primarily to state net operating losses.

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

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Specialty hospital data(1):
Number of hospitals owned — start of period	94	116	115
Number of hospital start-ups	1	—	1
Number of hospitals acquired	23	1	1
Number of hospitals closed/sold	(2)	(2)	(1)

Number of hospitals owned — end of period	116	115	116
Number of hospitals managed — end of period	2	4	6

Total number of hospitals (all) — end of period	118	119	122

Long term acute care hospitals	111	110	110
Rehabilitation hospitals	7	9	12
Available licensed beds(2)	5,163	5,135	5,138
Admissions(2)	45,990	54,734	55,147
Patient days(2)	1,119,566	1,330,890	1,345,430
Average length of stay (days)(2)	24	24	24
Net revenue per patient day(2)(3)	$1,474	$1,497	$1,534
Occupancy rate(2)	67%	71%	71%
Percent patient days — Medicare(2)	64%	65%	64%
Outpatient rehabilitation data:
Number of clinics owned — start of period	883	875	850
Number of clinics acquired	1	15	12
Number of clinic start-ups	23	26	30
Number of clinics closed/sold	(32)	(66)	(25)

Number of clinics owned — end of period	875	850	867
Number of clinics managed — end of period	69	104	112

Total number of clinics (all) — end of period	944	954	979

Number of visits(2)	4,567,153	4,470,061	4,568,821
Net revenue per visit(2)(4)	$101	$103	$103

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

Results of Operations

        The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation
	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	82.9	82.3	82.9
General and administrative	2.6	2.2	2.2
Bad debt expense	1.7	1.8	1.3
Depreciation and amortization	2.9	2.6	2.2

Income from operations	9.9	11.1	11.4
Loss on early retirement of debt	—	(1.1)	(0.2)
Equity in earnings (losses) of unconsolidated subsidiaries	(0.0)	0.1	0.3
Other income	0.0	—	—
Interest expense, net	(4.7)	(3.5)	(3.2)

Income before income taxes	5.2	6.6	8.3
Income tax expense	1.7	2.5	3.1

Net income	3.5	4.1	5.2
Net income attributable to non-controlling interests	0.2	0.2	0.2

Net income attributable to Holdings	3.3%	3.9%	5.0%

	Select Medical Corporation
	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	82.9	82.3	82.9
General and administrative	2.6	2.2	2.2
Bad debt expense	1.7	1.8	1.3
Depreciation and amortization	2.9	2.6	2.2

Income from operations	9.9	11.1	11.4
Loss on early retirement of debt	—	(0.7)	(0.2)
Equity in earnings (losses) of unconsolidated subsidiaries	(0.0)	0.1	0.3
Other income	0.0	—	—
Interest expense, net	(3.5)	(2.9)	(2.9)

Income before income taxes	6.4	7.6	8.6
Income tax expense	2.2	2.9	3.1

Net income	4.2	4.7	5.5
Net income attributable to non-controlling interests	0.2	0.2	0.2

Net income attributable to Select	4.0%	4.5%	5.3%

        The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation
	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012	% Change 2010- 2011	% Change 2011- 2012
	(In thousands)
Net operating revenues:
Specialty hospitals	$1,702,165	$2,095,519	$2,197,529	23.1%	4.9%
Outpatient rehabilitation	688,017	708,867	751,317	3.0	6.0
Other(2)	108	121	123	12.0	1.7

Total company	$2,390,290	$2,804,507	$2,948,969	17.3%	5.2%

Income (loss) from operations:
Specialty hospitals	$239,442	$311,705	$334,518	30.2%	7.3%
Outpatient rehabilitation	63,328	67,377	73,816	6.4	9.6
Other(2)	(66,633)	(68,363)	(71,475)	(2.6)	(4.6)

Total company	$236,137	$310,719	$336,859	31.6%	8.4%

Adjusted EBITDA:(3)
Specialty hospitals	$284,558	$362,334	$381,354	27.3%	5.2%
Outpatient rehabilitation	83,772	83,864	87,024	0.1	3.8
Other(2)	(61,251)	(60,237)	(62,531)	1.7	(3.8)

Total company	$307,079	$385,961	$405,847	25.7%	5.2%

Adjusted EBITDA margins:(3)
Specialty hospitals	16.7%	17.3%	17.4%
Outpatient rehabilitation	12.2	11.8	11.6
Other(2)	N/M	N/M	N/M

Total company	12.8%	13.8%	13.8%

Total assets:
Specialty hospitals	$2,162,726	$2,187,767	$2,143,906
Outpatient rehabilitation	481,828	429,503	434,834
Other(2)	77,532	154,877	182,621

Total company	$2,722,086	$2,772,147	$2,761,361

Purchases of property and equipment, net:
Specialty hospitals	$39,237	$30,464	$50,005
Outpatient rehabilitation	9,449	12,135	13,209
Other(2)	3,075	3,417	4,971

Total company	$51,761	$46,016	$68,185

	Select Medical Corporation
	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012	% Change 2010- 2011	% Change 2011- 2012
	(In thousands)
Net operating revenues:
Specialty hospitals	$1,702,165	$2,095,519	$2,197,529	23.1%	4.9%
Outpatient rehabilitation	688,017	708,867	751,317	3.0	6.0
Other(2)	108	121	123	12.0	1.7

Total company	$2,390,290	$2,804,507	$2,948,969	17.3%	5.2%

Income (loss) from operations:
Specialty hospitals	$239,442	$311,705	$334,518	30.2%	7.3%
Outpatient rehabilitation	63,328	67,377	73,816	6.4	9.6
Other(2)	(66,633)	(68,363)	(71,475)	(2.6)	(4.6)

Total company	$236,137	$310,719	$336,859	31.6%	8.4%

Adjusted EBITDA:(3)
Specialty hospitals	$284,558	$362,334	$381,354	27.3%	5.2%
Outpatient rehabilitation	83,772	83,864	87,024	0.1	3.8
Other(2)	(61,251)	(60,237)	(62,531)	1.7	(3.8)

Total company	$307,079	$385,961	$405,847	25.7%	5.2%

Adjusted EBITDA margins:(3)
Specialty hospitals	16.7%	17.3%	17.4%
Outpatient rehabilitation	12.2	11.8	11.6
Other(2)	N/M	N/M	N/M

Total company	12.8%	13.8%	13.8%

Total assets:
Specialty hospitals	$2,162,726	$2,187,767	$2,143,906
Outpatient rehabilitation	481,828	429,503	434,834
Other(2)	75,018	153,468	181,573

Total company	$2,719,572	$2,770,738	$2,760,313

Purchases of property and equipment, net:
Specialty hospitals	$39,237	$30,464	$50,005
Outpatient rehabilitation	9,449	12,135	13,209
Other(2)	3,075	3,417	4,971

Total company	$51,761	$46,016	$68,185

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

	Select Medical Holdings Corporation
	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Net income	$82,364	$112,762	$153,893
Income tax expense	41,628	70,968	89,657
Other income	(632)	—	—
Loss on early retirement of debt	—	31,018	6,064
Interest expense, net of interest income	112,337	98,894	94,950
Equity in (earnings) losses of unconsolidated subsidiaries	440	(2,923)	(7,705)
Stock compensation expense:
Included in general and administrative	763	1,996	3,538
Included in cost of services	1,473	1,729	2,139
Depreciation and amortization	68,706	71,517	63,311

Adjusted EBITDA	$307,079	$385,961	$405,847

	Select Medical Corporation
	Year Ended December 31,
	2010	2011	2012
	(In thousands)
Net income	$100,477	$131,363	$161,167
Income tax expense	51,380	80,984	93,574
Other income	(632)	—	—
Loss on early retirement of debt	—	20,385	6,064
Interest expense, net of interest income	84,472	80,910	83,759
Equity in (earnings) losses of unconsolidated subsidiaries	440	(2,923)	(7,705)
Stock compensation expense:
Included in general and administrative	763	1,996	3,538
Included in cost of services	1,473	1,729	2,139
Depreciation and amortization	68,706	71,517	63,311

Adjusted EBITDA	$307,079	$385,961	$405,847

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

        In the following discussion, we address the results of operations of Select and Holdings. With the exception of interest expense, other income (expense), loss on early retirement of debt and income taxes, the results of operations of Holdings are identical to those of Select. Therefore, discussion related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings (losses) of unconsolidated subsidiaries and non-controlling interest is identical for Holdings and Select.

  Net Operating Revenues

        Our net operating revenues increased by 5.2% to $2,949.0 million for the year ended December 31, 2012 compared to $2,804.5 million for the year ended December 31, 2011.

        Specialty Hospitals.    Our specialty hospital net operating revenues increased by 4.9% to $2,197.5 million for the year ended December 31, 2012 compared to $2,095.5 million for the year December 31, 2011. The growth in net operating revenue for the year ended December 31, 2012 resulted from increases in patient volumes, increases in both Medicare and non-Medicare reimbursement rates and revenues generated from contracted labor services provided to the Baylor JV. Our patient days increased 1.1% compared to the year ended December 31, 2011 to 1,345,430 days for the year ended December 31, 2012. Our specialty hospital occupancy was 71% for both the years ended December 31, 2012 and 2011. Our average net revenue per patient day was $1,534 for the year ended December 31, 2012 compared to $1,497 for the year ended December 31, 2011. For the year ended December 31, 2012, we experienced increases in both our Medicare and non-Medicare net revenue per patient day from the prior year. The increase in our Medicare net revenue per patient day was due to increases in our Medicare base rate. The increases in our non-Medicare net revenue per patient day resulted from increases in our non-government payment rates that have occurred through contract renewal and from Medicaid bonus payments we received during the three months ended June 30, 2012.

        Outpatient Rehabilitation.    Our outpatient rehabilitation net operating revenues increased 6.0% to $751.3 million for the year ended December 31, 2012 compared to $708.9 million for the year ended December 31, 2011. The net operating revenues generated by our outpatient rehabilitation clinics for the year ended December 31, 2012 increased 3.0% to $561.4 million compared to $545.1 million for the year ended December 31, 2011. The increase was principally related to volume growth in our owned outpatient rehabilitation clinics and revenues we generated from contract labor services provided to the Baylor JV. The number of patient visits in our owned outpatient rehabilitation clinics increased 2.2% for the year ended December 31, 2012 to 4,568,821 visits compared to 4,470,061 visits for the year ended December 31, 2011. Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the years ended December 31, 2012 and 2011. Our contract services business increased net operating revenues 16.0% to $189.9 million compared to $163.8 million for the year ended December 31, 2011, which primarily resulted from the addition of new contracts in the fourth quarter of 2011. During the fourth quarter of 2012, our outpatient rehabilitation operations in the mid-Atlantic and Northeastern states were adversely affected by hurricane Sandy. We currently estimate that the lost patient revenue from this event in the three months ended December 31, 2012 was approximately $3.9 million, of which $3.2 million occurred in our outpatient rehabilitation clinics and $0.7 million occurred in our contract services business.

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by 5.2% to $2,548.8 million for the year ended December 31, 2012 compared to $2,422.3 million for the year ended December 31, 2011. As a percentage of our net operating revenues, our operating expenses were 86.4% for both the years ended December 31, 2012 and December 31, 2011. Our cost of services, a major component of which is labor expense, were $2,443.6 million or 82.9% of net operating revenues for the year ended December 31, 2012 compared to $2,308.6 million or 82.3% of net operating revenues for the year ended December 31, 2011. The increase in cost of services as a percentage of net operating revenues resulted primarily from increased relative labor costs in both our specialty hospital and our outpatient rehabilitation segments. Our specialty hospitals experienced an increase in relative labor costs due to the labor costs associated with the Baylor JV services agreement and increased staffing costs during the year ended December 31, 2012 compared to the year ended December 31, 2011. Our outpatient rehabilitation segment experienced an increase in relative labor costs associated with the Baylor JV services agreement and increased relative staffing costs of providing patient services in our outpatient rehabilitation clinics. Additionally, our outpatient rehabilitation segment experienced higher relative labor costs during the year ended December 31, 2012 as a result of hurricane Sandy, as we incurred continuing labor costs in our affected outpatient rehabilitation clinics without corresponding revenue. Facility rent expense, which is a component of cost of services, was $124.2 million for year ended December 31, 2012 compared to $118.4 million for the year ended December 31, 2011. General and administrative expenses were 2.2% of net operating revenue or $66.2 million for the year ended December 31, 2012 compared to 2.2% of net operating revenue or $62.4 million for the year ended December 31, 2011. This increase in general and administrative expense resulted principally from increases in executive compensation. Our bad debt expense was $39.1 million or 1.3% of net operating revenues for the year ended December 31, 2012 compared to $51.3 million or 1.8% for the year ended December 31. 2011. The decline in our bad debt expense was attributed to our favorable collections experience of accounts receivable in both our operating segments for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

  Adjusted EBITDA

        Specialty Hospitals.    Our Adjusted EBITDA for our specialty hospitals increased by 5.2% to $381.4 million for the year ended December 31, 2012 compared to $362.3 million for the year ended December 31, 2011. Our Adjusted EBITDA margins for the segment increased to 17.4% for the year ended December 31, 2012 from 17.3% for the year ended December 31, 2011. The increase in the Adjusted EBITDA for our specialty hospitals was primarily the result of both rate improvements and patient volume increases discussed above under "Net Operating Revenues" and a reduction in bad debt expense discussed above under "Operating Expenses." The increase in the Adjusted EBITDA margin is principally due to the decline in bad debt expense, offset in part by increases in cost of services as discussed above under "Operating Expenses."

        Outpatient Rehabilitation.    Adjusted EBITDA for our outpatient rehabilitation segment increased 3.8% to $87.0 million for the year ended December 31, 2012 compared to $83.9 million for the year ended December 31, 2011. Our Adjusted EBITDA margins decreased to 11.6% for the year ended December 31, 2012 from 11.8% for the year ended December 31, 2011. Our Adjusted EBITDA in our outpatient rehabilitation segment was adversely affected by hurricane Sandy as discussed above under "Net Operating Revenues." The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $1.3 million to $72.9 million for the year ended December 31, 2012 compared to $71.6 for the year ended December 31, 2011. Our Adjusted EBITDA margins for our outpatient rehabilitation clinics decreased to 13.0% for the year ended December 31, 2012 from 13.1% for the year ended December 31, 2011. The decrease in our Adjusted EBITDA margin in our outpatient rehabilitation clinics was principally due to the incurrence of labor costs in the outpatient rehabilitation clinics affected by hurricane Sandy without any corresponding patient revenue as discussed above under "Net Operating Revenues." The Adjusted EBITDA in our contract services business increased by $1.8 million to $14.1 million for the year ended December 31, 2012 compared to $12.3 million for the year ended December 31, 2011. The Adjusted EBITDA margins for our contract services business declined to 7.4% for the year ended December 31, 2012 compared to 7.5% for the year ended December 31, 2011. The decline in Adjusted EBITDA margins for our contract services business was principally due to increased labor costs associated with new business and lower productivity resulting from regulatory changes that became effective on October 1, 2011.

        Other.    The Adjusted EBITDA loss was $62.5 million for the year ended December 31, 2012 compared to an Adjusted EBITDA loss of $60.2 million for the year ended December 31, 2011 and is principally related to increases in executive compensation that are a component of our general and administrative expense.

  Income from Operations

        For the year ended December 31, 2012 we had income from operations of $336.9 million compared to $310.7 million for the year ended December 31, 2011. The increase in our income from operations resulted principally from increases in our operating performance of our specialty hospital and outpatient rehabilitation segments described above and a decline in depreciation and amortization expense.

  Loss on Early Retirement of Debt

        Select Medical Corporation.    On September 12, 2012 we redeemed an aggregate of $275.0 million principal amount of Select's 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount. We recognized a loss on early retirement of debt of $6.1 million for the year ended December 31, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

        On June 1, 2011, we refinanced our senior secured credit facility. A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select's 7 5/8% senior subordinated notes. We recognized a loss on early retirement of debt of $20.4 million for the year ended December 31, 2011, which included the write-off of unamortized deferred financing costs and tender premiums.

        Select Medical Holdings Corporation.    On September 12, 2012 we redeemed an aggregate of $275.0 million principal amount of Select's 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount. We recognized a loss on early retirement of debt of $6.1 million for the year ended December 31, 2012 in connection with the redemption of the senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

        On June 1, 2011, we refinanced our senior secured credit facility. A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select's 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes. We recognized a loss on early retirement of debt of $31.0 million for the year ended December 31, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

  Equity in Earnings of Unconsolidated Subsidiaries

        For the year ended December 31, 2012, we had equity in earnings of unconsolidated subsidiaries of $7.7 million compared to equity in earnings of unconsolidated subsidiaries of $2.9 million for the year ended December 31, 2011. The increase in our equity in earnings of unconsolidated subsidiaries resulted principally from an increase in the income contribution from the Baylor JV.

  Interest Expense

        Select Medical Corporation.    Interest expense was $83.8 million for the year ended December 31, 2012 compared to $81.2 million for the year ended December 31, 2011. The increase in interest expense resulted primarily from the refinancing of $150.0 million of Holdings' debt, for which Select was not previously obligated through indebtedness incurred by Select under the new senior secured credit facility on June 1, 2011.

        Select Medical Holdings Corporation.    Interest expense was $95.0 million for the year ended December 31, 2012 compared to $99.2 million for the year ended December 31, 2011. The decrease in interest expense resulted primarily from the lower interest rates on the portions of the debt that were refinanced on June 1, 2011, lower interest rates on portions of the debt that we refinanced in the third quarter of 2012 and lower average debt balances during the year ended December 31, 2012 compared to the year ended December 31, 2011.

  Income Taxes

        Select Medical Corporation.    We recorded income tax expense of $93.6 million for the year ended December 31, 2012. The expense represented an effective tax rate of 36.7%. We recorded income tax expense of $81.0 million for the year ended December 31, 2011. The expense represented an effective tax rate of 38.1%. Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings' income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

        Select Medical Holdings Corporation.    We recorded income tax expense of $89.7 million for the year ended December 31, 2012. The expense represented an effective tax rate of 36.8%. We recorded income tax expense of $71.0 million for the year ended December 31, 2011. The expense represented an effective tax rate of 38.6%. The decline in our effective tax rate is primarily a consequence of an Internal Revenue Service penalty abatement and a lower effective state tax rate.

  Non-Controlling Interests

        Non-controlling interests in consolidated earnings were $5.7 million for the year ended December 31, 2012 and $4.9 million for the year ended December 31, 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

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

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $336.9 million to $2,422.3 million for the year ended December 31, 2011 compared to $2,085.4 million for the year ended December 31, 2010. As a percentage of our net operating revenues, our operating expenses were 86.4% for the year ended December 31, 2011 compared to 87.2% for the year ended December 31, 2010. Our cost of services, a major component of which is labor expense, were $2,308.6 million for the year ended December 31, 2011 compared to $1,982.2 million for the year ended December 31, 2010. The principal cause of the increase in cost of services resulted from the addition of the Regency hospitals. Additionally facility rent expense, which is a component of cost of services, was $118.4 million for year ended December 31, 2011 compared to $118.3 million for the year ended December 31, 2010. General and administrative expenses were 2.2% of net operating revenue or $62.4 million for the year ended December 31, 2011 compared to 2.6% of net operating revenue or $62.1 million for the year ended December 31, 2010. In 2010, our general and administrative expenses included $9.0 million of non-recurring costs related to the transition and closing of the Regency corporate office and a $4.8 million charge due to an increase in employee healthcare costs. Additionally, in 2010 there was no incentive compensation paid to our executive officers. In 2011, our general and administrative expenses included increased legal expenses of approximately $7.8 million primarily related to the Columbus qui tam matter and increased compensation costs of approximately $8.1 million related to executive incentive compensation. These cost increases in 2011 were offset by gains of $5.4 million on the sale of assets. Our bad debt expense as a percentage of net operating revenues remained relatively stable at 1.8% for the year ended December 31, 2011 compared to 1.7% for the year ended December 31, 2010.

  Adjusted EBITDA

        Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals increased by 27.3% to $362.3 million for the year ended December 31, 2011 compared to $284.6 million for the year ended December 31, 2010. Our Adjusted EBITDA margins increased to 17.3% for the year ended December 31, 2011 from 16.7% for the year ended December 31, 2010. For the year ended December 31, 2011, the Regency hospitals acquired on September 1, 2010 contributed $45.9 million of the $77.8 million increase in specialty hospital Adjusted EBITDA for 2011. Excluding the effect of the Regency hospitals in both periods, the Adjusted EBITDA margin would have been 18.0% and 17.7% for 2011 and 2010, respectively. In addition to the contribution from the Regency hospitals, the increase in the Adjusted EBITDA for the remainder of our specialty hospitals was primarily the result of an increase in patient volumes and an increase in our Medicare net revenue per patient day described above under "Net Operating Revenues—Specialty Hospitals."

        Outpatient Rehabilitation.    Adjusted EBITDA for our outpatient rehabilitation segment was $83.9 million for the year ended December 31, 2011 compared to $83.8 million for the year ended December 31, 2010. Our Adjusted EBITDA margins decreased to 11.8% for the year ended December 31, 2011 from 12.2% for the year ended December 31, 2010. The principal reason for the decrease in the Adjusted EBITDA margin for the segment was related to our contract services business. We experienced a decline in the Adjusted EBITDA and Adjusted EBITDA margin of our contract services business that resulted from (1) the loss of significant contracts during the second quarter of 2010 that had generated higher Adjusted EBITDA margins and (2) higher labor costs for the treatment models required by RUGS IV/MDS 3.0 rules that became effective on October 1, 2010. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $6.4 million for the year ended December 31, 2011 compared to the year ended December 31, 2010. Additionally, our Adjusted EBITDA margins for our outpatient rehabilitation clinics grew to 13.0% for the year ended December 31, 2011 from 12.1% for the year ended December 31,

2010. The increase in our Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation clinics was principally due to an improvement in the performance in the clinics acquired in 2007 from HealthSouth Corporation and the increase in our net revenue per visit.

        Other.    The Adjusted EBITDA loss was $60.2 million for the year ended December 31, 2011 compared to an Adjusted EBITDA loss of $61.3 million for the year ended December 31, 2010 and is primarily related to our general and administrative expenses, as described under "Operating Expenses."

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

  Loss on Early Retirement of Debt

        Select Medical Corporation.    On June 1, 2011 we refinanced our senior secured credit facility. We recognized a loss on early retirement of debt of $20.4 million for the year ended December 31, 2011 which included the write-off of unamortized deferred financing costs and tender premiums.

        Select Medical Holdings Corporation.    On June 1, 2011 we refinanced our senior secured credit facility. We recognized a loss on early retirement of debt of $31.0 million for the year ended December 31, 2011, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

  Interest Expense

        Select Medical Corporation.    Interest expense was $81.2 million for the year ended December 31, 2011 compared to $84.5 million for the year ended December 31, 2010. The decrease in interest expense resulted primarily from the expiration of interest rate swaps in 2010 that carried higher fixed interest rates, which was offset in part by the refinancing of $150.0 million of Holdings' debt, for which Select was not previously obligated through indebtedness incurred by Select under the new senior secured credit facility on June 1, 2011.

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

  Income Taxes

        Select Medical Corporation.    We recorded income tax expense of $81.0 million for the year ended December 31, 2011. The expense represented an effective tax rate of 38.1%. We recorded income tax expense of $51.4 million for the year ended December 31, 2010. The expense represented an effective tax rate of 33.8%. Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings' income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company. The analysis in the following paragraph discusses the change in our consolidated tax rate.

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

Liquidity and Capital Resources

  Years Ended December 31, 2010, 2011 and 2012

	Select Medical Holdings Corporation			Select Medical Corporation
	Year Ended December 31,			Year Ended December 31,
	2010	2011	2012	2010	2011	2012
	(In thousands)			(In thousands)
Cash flows provided by operating activities	$144,537	$217,128	$298,682	$170,064	$240,053	$309,371
Cash flows used in investing activities	(216,998)	(54,735)	(72,406)	(216,998)	(54,735)	(72,406)
Cash flows used in financing activities	(6,854)	(154,715)	(198,175)	(32,381)	(177,640)	(208,864)

Net increase (decrease) in cash and cash equivalents	(79,315)	7,678	28,101	(79,315)	7,678	28,101
Cash and cash equivalents at beginning of period	83,680	4,365	12,043	83,680	4,365	12,043

Cash and cash equivalents at end of period	$4,365	$12,043	$40,144	$4,365	$12,043	$40,144

        Operating activities for Select provided $309.4 million of cash flows for the year ended December 31, 2012. The increase in cash flow provided by operating activities is principally related to a reduction in our days sales outstanding. Our days sales outstanding were 45 days at December 31, 2012 compared to 53 days at December 31, 2011. The reduction in days sales outstanding is primarily due to timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals and a reduction in our non-Medicare receivables.

        Operating activities for Select provided $240.1 million for the year ended December 31, 2011. The increase in cash flow provided by operating activities for the year ended December 31, 2011 is principally related to the increase in our income from operations. Additionally, we were able to offset the cash impact of an increase in our tax expense through an one-time deferral of income effectuated through a tax accounting change related to how we recognize our specialty hospital Medicare revenues for tax reporting purposes. This tax accounting change had the effect of deferring $16.5 million of tax liability in 2011. Our days sales outstanding were 53 days at December 31, 2011 compared to 51 days at December 31, 2010. The increase is principally related to the timing and settlement of our Medicare accounts receivable for services provided at our specialty hospitals.

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

        The operating cash flow of Select exceeds the operating cash flow of Holdings by $10.7 million, $22.9 million and $25.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The difference relates to interest payments on Holdings' indebtedness.

        Investing activities used $72.4 million, $54.7 million and $217.0 million of cash flow for the years ended December 31, 2012, 2011, and 2010, respectively. Of this amount, we incurred acquisition related payments of $6.0 million, $0.9 million and $165.8 million, respectively in 2012, 2011 and 2010. The acquisition payments for 2012 related principally to several small acquisitions of clinics in our outpatient rehabilitation segment. The acquisition payments for 2011 relate primarily to small acquisitions of outpatient businesses and specialty hospitals. The acquisition payments in 2010 related principally to the acquisition of Regency which was $165.6 million. Investing activities also used cash for the purchases of property and equipment of $68.2 million, $46.0 million and $51.8 million in 2012, 2011, and 2010, respectively. We sold business units and real property which generated $16.5 million, $7.9 million and $0.6 million in cash during the years ended December 31, 2012, 2011 and 2010, respectively. Investment in businesses relates to equity investments in unconsolidated businesses. The $14.7 million of investments for the year ended December 31, 2012 and $15.7 million of investments for the year ended December 31, 2011 related primarily to our investment in the Baylor JV partnership units. In addition, Select purchased minority investment interests in other healthcare related businesses that provide specialized technology, services to healthcare entities, and other healthcare services during the year ended December 31, 2012.

        Financing activities for Select used $208.9 million of cash flow for the year ended December 31, 2012. The primary use of cash related to dividends paid to Holdings of $268.5 million principally to fund the payment of dividends to stockholders on December 12, 2012, fund interest payments, and the repurchase of common stock. Select also used $6.5 million for debt issuances costs and paid $3.3 million in distributions to non-controlling interests, offset in part by net borrowings of debt of $66.4 million, $1.2 million of proceeds from bank overdrafts and $1.8 million of equity investment made by Holdings.

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

        The difference in cash flows used in financing activities of Holdings compared to Select of $10.7 million, $22.9 million and $25.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, relates to dividends paid by Select to Holdings to service Holdings' interest obligations related to its indebtedness.

  Capital Resources

        Select Medical Corporation.    Select had net working capital of $63.2 million at December 31, 2012 compared to net working capital of $97.3 million at December 31, 2011.

        Select Medical Holdings Corporation.    Holdings had net working capital of $65.2 million at December 31, 2012 compared to net working capital of $99.5 million at December 31, 2011.

        On June 1, 2011, Select entered into a new senior secured credit agreement that originally provided for $1.15 billion in senior secured credit facilities comprised of an $850.0 million, seven-year term loan facility, which we refer to as the Original Term Loan, and a $300.0 million, five-year revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans. Borrowings under the senior secured credit facilities are guaranteed by Holdings and substantially all of Select's current domestic subsidiaries and will be guaranteed by Select's future domestic subsidiaries and secured by substantially all of Select's existing and future property and assets and by a pledge of Select's capital stock, the capital stock of Select's domestic subsidiaries and up to 65% of the capital stock of Select's foreign subsidiaries, if any.

        On August 13, 2012, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $275.0 million additional term loan tranche, which we refer to as the Series A Tranche B Term Loan, to Select at the same interest rate and with the same term as the Original Term Loan.

        Borrowings under the Original Term Loan and the Series A Tranche B Term Loan will bear interest at a rate equal to Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%.

        Borrowings under the revolving credit facility will bear interest at a rate equal to Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select's leverage ratio (the ratio of indebtedness to consolidated EBITDA, as defined in the senior secured credit agreement). The applicable margin percentage for revolving loans as of December 31, 2012 was (1) 3.25% for Adjusted LIBO loans and (2) 2.25% for Alternate Base Rate loans.

        The Original Term Loan and the Series A Tranche B Term Loan amortize in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $11.3 million. The balance of the Original Term Loan and the Series A Tranche B Term Loan will be payable on June 1, 2018 and the revolving credit facility will be payable on June 1, 2016.

        On February 20, 2013, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, which we refer to as the Series B Tranche B Term Loan, to Select.

        Borrowings under the Series B Tranche B Term Loan will bear interest at a rate equal to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%. The Series B Tranche B Term Loan amortizes in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $3.0 million. The balance of the Series B Tranche B Term Loan will be payable on February 20, 2016.

        "Adjusted LIBO" is defined as, with respect to any interest period, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements; provided that Adjusted LIBO, when used in reference to the Original Term Loan and Series A Tranche B Term Loan, will at no time be less than 1.75% per annum.

        "Alternate Base Rate" is defined as the highest of (a) the administrative agent's Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1.00% and (c) the Adjusted LIBO from time to time for an interest period of one month, plus 1.00%.

        Select will be required to prepay borrowings under the senior secured credit facilities with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens subject to a first lien intercreditor agreement, (2) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (3) 50% of excess cash flow (as defined in the credit agreement) if Select's leverage ratio is greater than 3.75 to 1.00 and 25% of excess cash flow if Select's leverage ratio is less than or equal to 3.75 to 1.00 and greater than 3.25 to 1.00, in each case, reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Select will not be required to prepay borrowings with excess cash flow if Select's leverage ratio is less than or equal to 3.25 to 1.00.

        The senior secured credit facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA, as defined in the credit agreement), which is tested quarterly, and prohibits Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). As of December 31, 2012, Select was required to maintain its leverage ratio at less than 4.75 to 1.00, and Select's leverage ratio was 3.18 to 1.00 as of December 31, 2012. Failure to comply with these covenants would result in an event of default under the senior secured credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the revolving credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facilities.

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

        In June 2011, Select used borrowings under the senior secured credit facilities to refinance all of its outstanding indebtedness under its existing senior secured credit facilities, to repurchase $266.5 million aggregate principal amount of its 7 5/8% senior subordinated notes due 2015 and to repay all of Holdings' 10% senior subordinated notes due 2015.

        In August 2012, Select used borrowings under the senior secured credit facilities to repurchase $275.0 million aggregate principal amount of its 7 5/8% senior subordinated notes due 2015.

        Select intends to use borrowings under the Series B Tranche B Term Loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015, to finance Holdings redemption of all of Holdings' senior floating rate notes due 2015 and to reduce a portion of the balance outstanding under its revolving credit facility. On February 20, 2013, Select and Holdings each instructed U.S. Bank Trust National Association, as trustee, to deliver an irrevocable notice of redemption to the holders of all of Select's outstanding 7 5/8% senior subordinated notes due 2015 and all of Holdings' outstanding senior floating rate notes due 2015, respectively, all of which will be redeemed at 100% of the principal amount plus any accrued and unpaid interest to the redemption date on or about March 22, 2013.

        As of December 31, 2012, we had outstanding borrowings of $1,096.6 million (net of unamortized original issue discount of $14.2 million) under the term loans and outstanding borrowings of $130.0 million under the revolving loan portion of our senior secured credit facilities. As of December 31, 2012, we had $135.9 million of availability under our revolving credit facility (after giving effect to $34.1 million of outstanding letters of credit).

        On February 24, 2005, EGL Acquisition Corp. issued and sold $660.0 million in aggregate principal amount of 7 5/8% senior subordinated notes due 2015, which Select assumed in connection with the Merger. The net proceeds of the offering were used to finance a portion of the funds needed to consummate the Merger with EGL Acquisition Corp. The notes were issued under an indenture between EGL Acquisition Corp. and U.S. Bank Trust National Association, as trustee. Interest on the notes is payable semi-annually in arrears on February 1 and August 1 of each year. The notes are guaranteed by all of Select's wholly-owned subsidiaries, subject to certain exceptions.

        During 2008, we repurchased and retired senior subordinated notes having a carrying value of $2.0 million. During 2009, we repurchased and retired senior subordinated notes having a carrying value of $46.5 million.

        On June 1, 2012, Select used a portion of the proceeds from its senior secured credit facilities to repurchase $266.5 million aggregate principal amount of its 7 5/8% senior subordinated notes.

        On September 12, 2012, Select used the proceeds of the incremental term loans and cash on hand to redeem $275.0 million aggregate principal amount of its 7 5/8% senior subordinated notes.

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

        During 2009, we repurchased and retired senior floating rate notes having a carrying value of $7.7 million.

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

        Holdings has authorized a program to repurchase up to $350.0 million worth of shares of our common stock. The program will remain in effect until March 31, 2014, unless extended by the board of directors. During the year ended December 31, 2012, Holdings has repurchased 5,725,782 shares at a cost of $46.8 million and since the inceptions of the program has repurchased 22,490,389 shares under the program at a cost of $163.6 million, which includes related transaction costs. We anticipate funding this program through available operating cash flow and borrowings under our senior secured credit facility.

        We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance operations over the next twelve months

        We routinely pursue opportunities to develop new joint ventures relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals. With the expiration on December 28, 2012 of the moratorium on new LTCHs and new LTCH beds, we are evaluating the addition of new LTCH beds at certain of our hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

  Commitments and Contingencies

        The following tables summarize contractual obligations at December 31, 2012, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Reserves for uncertain tax positions of $15.4 million have been excluded from the tables below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

  Select Medical Holdings Corporation:

Contractual Obligations	Total	2013	2014-2016	2017-2018	After 2018
	(in thousands)
7 5/8% senior subordinated notes(1)	$70,000	$—	$70,000	$—	$—
Senior secured credit facility(2)(3)	1,226,641	8,584	155,860	1,062,197	—
Senior floating rate notes(1)	167,300	—	167,300	—	—
Other debt obligations	6,302	3,062	1,794	46	1,400

Total debt	1,470,243	11,646	394,954	1,062,243	1,400
Interest(4)	382,820	82,966	217,041	82,757	56
Letters of credit outstanding	34,072	—	34,072	—	—
Purchase obligations	6,240	3,479	2,358	403	—
Construction contracts	7,246	7,246	—	—	—
Naming, promotional and sponsorship agreement	42,977	2,870	9,017	6,365	24,725
Operating leases	675,028	121,272	223,326	74,840	255,590
Related party operating leases	36,436	3,481	9,910	6,992	16,053

Total contractual cash obligations	$2,655,062	$232,960	$890,678	$1,233,600	$297,824

  Select Medical Corporation:

Contractual Obligations	Total	2013	2014-2016	2017-2018	After 2018
	(in thousands)
7 5/8% senior subordinated notes(1)	$70,000	$—	$70,000	$—	$—
Senior secured credit facility(2)(3)	1,226,641	8,584	155,860	1,062,197	—
Other debt obligations	6,302	3,062	1,794	46	1,400

Total debt	1,302,943	11,646	227,654	1,062,243	1,400
Interest(4)	353,704	72,209	198,682	82,757	56
Letters of credit outstanding	34,072	—	34,072	—	—
Purchase obligations	6,240	3,479	2,358	403	—
Construction contracts	7,246	7,246	—	—	—
Naming, promotional and sponsorship agreement	42,977	2,870	9,017	6,365	24,725
Operating leases	675,028	121,272	223,326	74,840	255,590
Related party operating leases	36,436	3,481	9,910	6,992	16,053

Total contractual cash obligations	$2,458,646	$222,203	$705,019	$1,233,600	$297,824

(1)
On February 20, 2013, Select and Holdings each instructed U.S. Bank Trust National Association, as trustee, to deliver an irrevocable notice of redemption to the holders of all of Select's outstanding 7 5/8% senior subordinated notes due 2015 and all of Holdings' outstanding senior floating rate notes due 2015, respectively, all of which will be redeemed on or about March 22, 2013 using a portion of the proceeds from the Series B Tranche B Term Loan.

(2)
Reflects the balance sheet liability of the senior secured credit facility calculated in accordance with GAAP. The balance sheet liability so reflected is less than the $1,125.1 million aggregate principal amount of term loans that were issued with original issue discount. The remaining unamortized original issue discount on the term loans was $14.2 million at December 31, 2012. Interest on the senior secured credit facility accrued on the full principal amount thereof and Holdings will be obligated to repay the full principal thereof at maturity or upon any mandatory or voluntary prepayment thereof.

(3)
The balance of the term loans will be payable on June 1, 2018 and the revolving credit facility will be payable on June 1, 2016.

(4)
The interest obligation for the senior secured credit facility term loans was calculated using the average interest rate at December 31, 2012 of 5.5% and the revolving portion was calculated at the average interest rate at December 31, 2012 of 4.3%. The interest obligation was calculated using the stated interest rate for the 7 5/8% senior subordinated notes, 6.4% for the senior floating rate notes and 6.0% for the other debt obligations.

Inflation

        The healthcare industry is labor intensive and susceptible to wage increases during periods of inflation and when labor shortages occur in the marketplace. In addition, suppliers which include pharmaceutical costs, pass along rising costs to us in the form of higher prices. Our ability to pass on increased costs associated with providing healthcare to Medicare and Medicaid patients is limited due to federal and state laws that established fixed reimbursement rates. In recent years, inflation has not had a material impact on our results of operations. We cannot predict the impact that future economic conditions may have on our ability to contain or offset future cost increases.

Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," ("Update 2012-02"). In accordance with Update 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. Update 2012-02 will not have an impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220) — Presentation of Comprehensive Income" ("Update 2011-05") that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Update 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. With the adoption of Update 2011-05, the Company opted to change its presentation of its components of other comprehensive income to a single continuous statement of operations and other comprehensive income.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to interest rate risk in connection with our long-term indebtedness. In 2012, our principal interest rate exposure related to the loans outstanding under Select's senior secured credit facility and Holdings' senior floating rate notes. As of December 31, 2012, we had $1,110.9 million (excluding unamortized original issue discount) in term loans and $130.0 million in revolving loans outstanding under our senior secured credit facility and $167.3 million in senior floating rate notes outstanding, which bear interest at variable rates. Each eighth of a point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.8 million annual change in interest expense. However, because the variable interest rate for our $1,110.9 million in term loans is subject to an Adjusted LIBO Rate floor of 1.75% until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.50%.

        Following the redemption of all of Holdings' outstanding senior floating rate notes due 2015, our principal interest rate exposure will relate to the loans outstanding under Select's senior secured credit facility. After giving effect to the borrowings under the Series B Tranche B Term Loan, the repayment of a portion of our revolving loans, and the redemption of all of Holdings' senior floating rate notes, we will have $1,410.9 million (excluding unamortized original issue discount) in term loans and $75.0 million in revolving loans outstanding under our senior secured credit facility. Each eighth of a point change in interest rates on the variable rate portion of our Original Term Loan and Series A Tranche B Term Loan would result in a $1.4 million annual change in interest expense. However, because the variable interest rate for our term loans is subject to an Adjusted LIBO Rate floor of 1.75% until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.50%. Each eighth of a point change in interest rates on our $300.0 million Series B Tranche B Term Loan and $75.0 million in revolving loans outstanding would result in a $0.5 million annual change in interest expense.

Item 8.    Financial Statements and Supplementary Data.

        See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2012 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria on Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or "COSO," as of December 31, 2012. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control — Integrated Framework," issued by COSO. Based on this assessment, management concludes that, as of December 31, 2012, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings "Corporate Governance — Committees of the Board of Directors," "Election of Directors — Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for use in connection with the 2013 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2012. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

Item 11.    Executive Compensation.

        Information concerning executive compensation is presented under the headings "Executive Compensation" and "Compensation Committee Report" in the Proxy Statement. The information contained under these headings is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information with respect to security ownership of certain beneficial owners and management is set forth under the heading "Security Ownership of Certain Beneficial Owners and Directors and Officers" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

  Equity Compensation Plan Information

        Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	2,396,879	$8.40	0
Select Medical Holdings Corporation 2011 Equity Incentive Plan	26,000	$8.28	2,522,560
Director equity incentive plan	42,000	$8.69	12,000

Item 13.    Certain Relationships, Related Transactions and Director Independence.

        Information concerning related transactions is presented under the heading "Certain Relationships, Related Transactions and Director Independence" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

        Information concerning principal accountant fees and services is presented under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm" in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

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
3.1
Amended and Restated Certificate of Incorporation of Select Medical Corporation, incorporated by reference to Exhibit 3.1 of Select Medical Corporation's Form S-4 filed June 15, 2005 (Reg. no. 001-31441).
3.2
Form of Restated Certificate of Incorporation of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.3 of Select Medical Holdings Corporation's Form S-1/A filed September 21, 2009 (Reg No. 333-152514).
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
4.1
Registration Rights Agreement, dated as of February 24, 2005, among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P., WCAS Capital Partners IV, L.P., each of the entities and individuals listed on Schedule I thereto and each of the other entities and individuals from time to time listed on Schedule II thereto, incorporated by reference to Exhibit 10.77 of Select Medical Holdings Corporation's Form S-4 filed April 13, 2006 (Reg. No. 333-133284).

Number	Description

10.1	Credit Agreement, dated as of June 1, 2011, among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Bank USA, as Co-Syndication Agents and Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, National Association, LLC, as Co-Documentation Agents and the other lenders party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on June 2, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.2
Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.3
Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.17 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.4
Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.47 of Select Medical Corporation's Registration Statement on Form S-1 March 30, 2001 (Reg. No. 333-48856).
10.5
Amendment No. 3 to Employment Agreement, dated as of April 24, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.50 of Select Medical Corporation's Registration Statement on Form S-4 filed June 26, 2001 (Reg. No. 333-63828).
10.6
Amendment No. 4 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.52 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.7
Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.10 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.8
Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.9
Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.15 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.10
Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.48 of Select Medical Corporation's Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.11
Amendment No. 3 to Employment Agreement, dated as of September 17, 2001, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.53 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).

Number	Description

10.12	Amendment No. 4 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 99.3 of Select Medical Corporation's Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).
10.13
Amendment No. 5 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.16 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.14
Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.19 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.15
Amendment No. 1 to Employment Agreement, dated as of August 8, 2000, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.20 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.16
Amendment No. 2 to Employment Agreement, dated as of February 23, 2001, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.49 of Select Medical Corporation's Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.17
Amendment No. 3 to Employment Agreement, dated as of December 10, 2004, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 99.2 of Select Medical Corporation's Current Report on Form 8-K filed December 16, 2004 (Reg. No. 001-31441).
10.18
Amendment No. 4 to Employment Agreement, dated as of February 24, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.21 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.19
Amendment No. 5 to Employment Agreement, dated as of April 27, 2005, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.46 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.20
Amendment No. 6 to Employment Agreement, dated as of February 13, 2008, between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.27 of Select Medical Holdings Corporation's Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.21
Amendment No. 1 to Restricted Stock Award Agreement, dated as of February 13, 2008, between Select Medical Holdings Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.29 of Select Medical Holdings Corporation's Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.22
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.11 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.23
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.52 of Select Medical Corporation's Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).

Number	Description

10.24	Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.24 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.25
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.58 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.26
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.59 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.27
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.35 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.28
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.22 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
10.29
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.54 of Select Medical Corporation's Registration Statement on Form S-1 filed March 30, 2001 (Reg. No. 333-48856).
10.30
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.39 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.31
Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.32
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.33
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.42 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.34	Form of Unit Award Agreement, incorporated by reference to Exhibit 10.54 of Select Medical Holdings Corporation's Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.35
Office Lease Agreement, dated as of June 17, 1999, between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

Number	Description

10.36	First Addendum to Lease Agreement, dated as of April 25, 2008, between Old Gettysburg Associates III and Select Medical Corporation, incorporated by reference to Exhibit 10.65 of Select Medical Holdings Corporation's Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.37	Second Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates III LP and Select Medical Corporation.
10.38
Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).
10.39	First Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates IV LP and Select Medical Corporation.
10.40	Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates.
10.41	Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates II, LP.
10.42
Naming, Promotional and Sponsorship Agreement, dated as of October 1, 1997, between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of Select Medical Corporation's Registration Statement on Form S-1 filed December 7, 2000 (Reg. No. 333-48856).
10.43
First Amendment to Naming, Promotional and Sponsorship Agreement, dated as of January 1, 2004, between Select Medical Corporation and Philadelphia Eagles, LLC, incorporated by reference to Exhibit 10.63 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.44
Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.88 of Select Medical Holdings Corporation's Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.45
Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated by reference to Exhibit A to Select Medical Holdings Corporation's Definitive Proxy Statement on Schedule 14A filed on March 25, 2011 (Reg. No. 333-174393).
10.46
Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, as amended and restated, incorporated by reference to Exhibit 10.89 of Select Medical Holdings Corporation's Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.47
Amendment No. 6 to Employment Agreement between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.95 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.48
Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.49
Amendment No. 7 to Employment Agreement between Select Medical Corporation and Patricia A. Rice, incorporated by reference to Exhibit 10.97 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

Number	Description

10.50	Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.51
Third Amendment to Change of Control Agreement between Select Medical Corporation and James J. Talalai, incorporated by reference to Exhibit 10.101 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.52
Third Amendment to Change of Control Agreement between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.102 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.53
Third Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.103 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.54
Indenture governing 7 5/8% Senior Subordinated Notes due 2015 among Select Medical Corporation, the Guarantors named therein and U.S. Bank Trust National Association, dated February 24, 2005, incorporated by reference to Exhibit 4.4 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.55	Form of 7 5/8% Senior Subordinated Notes due 2015 (included in Exhibit 4.4), incorporated by reference to Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.56
Exchange and Registration Rights Agreement, dated as of February 24, 2005, by and among Select Medical Corporation, the Guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities Inc., Wachovia Capital Markets, LLC, CIBC World Markets Corp. and PNC Capital Markets, Inc., incorporated by reference to Exhibit 4.6 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.57
Registration Rights Agreement, dated as of February 24, 2005, between Select Medical Holdings Corporation, WCAS Capital Partners IV, L.P., Rocco A. Ortenzio, Robert A. Ortenzio, John M. Ortenzio, Martin J. Ortenzio, Martin J. Ortenzio Descendants Trust and Ortenzio Family Foundation, incorporated by reference to Exhibit 10.78 of Select Medical Holdings Corporation's Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.58
Indenture governing Senior Floating Rate Notes due 2015 among Select Medical Holdings Corporation and U.S. Bank Trust National Association, dated September 29, 2005, incorporated by reference to Exhibit 4.7 of Select Medical Holdings Corporation's Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.59	Form of Senior Floating Rate Notes due 2015 (included in Exhibit 4.7), incorporated by reference to Select Medical Holdings Corporation's Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.60
Exchange and Registration Rights Agreement, dated as of September 29, 2005, by and among Select Medical Holdings Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., incorporated by reference to Exhibit 4.9 of Select Medical Holdings Corporation's Form S-4 filed April 13, 2006 (Reg. No. 333-133284).
10.61
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.119 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 17, 2010 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.62	Second Addendum to Lease Agreement, dated August 1, 2010, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.63
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Bryan C. Cressey, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.64
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James E. Dalton, Jr., incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.65
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James S. Ely, III, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.66
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and William H. Frist, M.D., incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.67
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Leopold Swergold, incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.68
Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.69
Restricted Stock Award Agreement, dated September 13, 2010, by and between Select Medical Holdings Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.70
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).
10.71
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.72
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.73	Amendment No. 8 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Patricia A. Rice, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.74
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.75
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.76
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.77
Amendment No. 9 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Patricia A. Rice, incorporated herein by reference to Exhibit 10.114 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.78
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Scott A. Romberger, incorporated herein by reference to Exhibit 10.115 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.79
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and James J. Talalai, incorporated herein by reference to Exhibit 10.116 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.80
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.81
Restrictive Covenants Agreement Letter, dated December 15, 2011, by and between Select Medical Corporation and James J. Talalai, incorporated herein by reference to Exhibit 10.106 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 2, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.82
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.107 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 2, 2012 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.83	Additional Credit Extension Amendment, dated as of August 13, 2012, among Select Medical Holdings Corporation, Select Medical Corporation, the subsidiaries of Select Medical Corporation named therein and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.84
Amendment No. 1 to the Credit Agreement, dated as of August 8, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.85	Amendment No. 2 to the Credit Agreement, dated as of November 6, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A.
10.86
Additional Credit Extension Amendment, dated as of February 20, 2013, among Select Medical Holdings Corporation, Select Medical Corporation, the subsidiaries of Select Medical Corporation named therein and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 20, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.87
Amendment No. 3 to the Credit Agreement, dated as of February 15, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 20, 2013 (Reg. Nos. 001-34465 and 001-31441)
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
101
The following financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2012, 2011 and 2010 (ii) Consolidated Balance Sheets as of December 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Changes in Equity and Income for the years ended December 31, 2012, 2011 and 2010 and (v) Notes to Consolidated Financial Statements.*

*
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

Date: February 26, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2013.

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

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 26, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Select Medical Holdings Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2013

PART I    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,043	$40,144	$12,043	$40,144
Accounts receivable, net of allowance for doubtful accounts of $47,469 and $41,854 in 2011 and 2012, respectively	413,743	359,929	413,743	359,929
Current deferred tax asset	18,305	17,877	18,305	17,877
Prepaid income taxes	9,497	3,895	9,497	3,895
Other current assets	29,822	31,818	29,822	31,818

Total Current Assets	483,410	453,663	483,410	453,663
Property and equipment, net	510,028	501,552	510,028	501,552
Goodwill	1,631,716	1,640,534	1,631,716	1,640,534
Other identifiable intangibles	72,123	71,745	72,123	71,745
Assets held for sale	2,742	2,742	2,742	2,742
Other assets	72,128	91,125	70,719	90,077

Total Assets	$2,772,147	$2,761,361	$2,770,738	$2,760,313

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$16,609	$17,836	$16,609	$17,836
Current portion of long-term debt and notes payable	10,848	11,646	10,848	11,646
Accounts payable	95,618	89,547	95,618	89,547
Accrued payroll	82,888	88,586	82,888	88,586
Accrued vacation	51,250	55,714	51,250	55,714
Accrued interest	15,096	22,016	11,980	18,759
Accrued restructuring	5,027	1,726	5,027	1,726
Accrued other	101,076	100,314	106,316	105,554
Due to third party payors	5,526	1,078	5,526	1,078

Total Current Liabilities	383,938	388,463	386,062	390,446
Long-term debt, net of current portion	1,385,950	1,458,597	1,218,650	1,291,297
Non-current deferred tax liability	82,028	89,510	82,028	89,510
Other non-current liabilities	64,905	68,502	64,905	68,502

Total Liabilities	1,916,821	2,005,072	1,751,645	1,839,755
Redeemable non-controlling interests	8,988	10,811	8,988	10,811
Stockholders' Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 145,268,190 shares and 140,589,256 shares issued and outstanding in 2011 and 2012, respectively	145	141	—	—
Common stock of Select, $0.01par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	493,828	473,697	848,844	859,839
Retained earnings	325,706	243,210	134,602	21,478

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders' Equity	819,679	717,048	983,446	881,317
Non-controlling interests	26,659	28,430	26,659	28,430

Total Equity	846,338	745,478	1,010,105	909,747

Total Liabilities and Equity	$2,772,147	$2,761,361	$2,770,738	$2,760,313

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2011	2012
Net operating revenues	$2,390,290	$2,804,507	$2,948,969

Costs and expenses:
Cost of services	1,982,179	2,308,570	2,443,550
General and administrative	62,121	62,354	66,194
Bad debt expense	41,147	51,347	39,055
Depreciation and amortization	68,706	71,517	63,311

Total costs and expenses	2,154,153	2,493,788	2,612,110

Income from operations	236,137	310,719	336,859
Other income and expense:
Loss on early retirement of debt	—	(31,018)	(6,064)
Equity in earnings (losses) of unconsolidated subsidiaries	(440)	2,923	7,705
Other income	632	—	—
Interest income	—	322	—
Interest expense	(112,337)	(99,216)	(94,950)

Income before income taxes	123,992	183,730	243,550
Income tax expense	41,628	70,968	89,657

Net income	82,364	112,762	153,893
Less: Net income attributable to non-controlling interests	4,720	4,916	5,663

Net income attributable to Select Medical Holdings Corporation	77,644	107,846	148,230
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	8,914	—	—

Comprehensive income attributable to Select Medical Holdings Corporation	$86,558	$107,846	$148,230

Income per common share:
Basic	$0.49	$0.71	$1.05
Diluted	$0.48	$0.71	$1.05

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2010	2011	2012
Net operating revenues	$2,390,290	$2,804,507	$2,948,969

Costs and expenses:
Cost of services	1,982,179	2,308,570	2,443,550
General and administrative	62,121	62,354	66,194
Bad debt expense	41,147	51,347	39,055
Depreciation and amortization	68,706	71,517	63,311

Total costs and expenses	2,154,153	2,493,788	2,612,110

Income from operations	236,137	310,719	336,859
Other income and expense:
Loss on early retirement of debt	—	(20,385)	(6,064)
Equity in earnings (losses) of unconsolidated subsidiaries	(440)	2,923	7,705
Other income	632	—	—
Interest income	—	322	—
Interest expense	(84,472)	(81,232)	(83,759)

Income before income taxes	151,857	212,347	254,741
Income tax expense	51,380	80,984	93,574

Net income	100,477	131,363	161,167
Less: Net income attributable to non-controlling interests	4,720	4,916	5,663

Net income attributable to Select Medical Corporation	95,757	126,447	155,504
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	8,914	—	—

Comprehensive income attributable to Select Medical Corporation	$104,671	$126,447	$155,504

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statement of Changes in Equity and Income
(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2009		$760,302	159,981	$160	$578,648	$166,036	$(8,914)	$24,372
Net income	$80,482	80,482				77,644		2,838
Net income — attributable to redeemable non-controlling interests	1,882
Unrealized gain on interest rate swap, net of tax	8,914	8,914					8,914

Total comprehensive income	$91,278	$89,396

Issuance and vesting of restricted stock		1,068	1,380	1	1,067
Repurchase of common shares		(44,144)	(6,906)	(7)	(30,660)	(13,477)
Stock option expense		1,168			1,168
Exercise of stock options		242	64	1	241
Reclassification of deemed dividend		—			(14,836)	14,836
Distributions to non-controlling interests		(1,419)						(1,419)
Other		563				125		438

Balance at December 31, 2010		$807,176	154,519	$155	$535,628	$245,164	$—	$26,229
Net income	$111,197	111,197				107,846		3,351
Net income — attributable to redeemable non-controlling interests	1,565

Total comprehensive income	$112,762	$111,197

Issuance and vesting of restricted stock		2,527	565	0	2,527
Repurchase of common shares		(72,804)	(9,870)	(10)	(45,733)	(27,061)
Stock option expense		1,198			1,198
Exercise of stock options		208	54	0	208
Distributions to non-controlling interests		(2,688)						(2,688)
Other		(476)				(243)		(233)

Balance at December 31, 2011		$846,338	145,268	$145	$493,828	$325,706	$—	$26,659
Net income	$151,948	151,948				148,230		3,718
Net income — attributable to redeemable non-controlling interests	1,945

Total comprehensive income	$153,893	$151,948

Dividends paid to common stockholders		(210,888)				(210,888)
Issuance and vesting of restricted stock		4,472	746		4,472	—
Repurchase of common shares		(46,902)	(5,726)	(5)	(27,208)	(19,689)
Stock option expense		1,205			1,205
Exercise of stock options		1,817	301	1	1,816
Distributions to non-controlling interests		(1,884)						(1,884)
Purchase of non-controlling interests		(479)			(416)			(63)
Acquisitions of non-controlling interests		—
Other		(149)				(149)

Balance at December 31, 2012		$745,478	140,589	$141	$473,697	$243,210	$—	$28,430

The accompanying notes are an integral part of these consolidated financial statements.

 Select Medical Corporation

Consolidated Statement of Changes in Equity and Income
(in thousands)

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2009		$1,058,378	0	$0	$822,664	$220,256	$(8,914)	$24,372
Net income	$98,595	98,595				95,757		2,838
Net income — attributable to redeemable non-controlling interests	1,882
Unrealized gain on interest rate swap, net of tax	8,914	8,914					8,914

Total comprehensive income	$109,391	$107,509

Federal tax benefit of losses contributed by Holdings		9,752			9,752
Additional investment by Holdings		242			242
Net change in dividends payable to Holdings		300				300
Dividends declared and paid to Holdings		(69,671)				(69,671)
Contribution related to restricted stock awards and stock option issuances by Holdings		2,236			2,236
Distributions to non-controlling interests		(1,419)						(1,419)
Other		563				125		438

Balance at December 31, 2010		$1,107,890	0	$0	$834,894	$246,767	$—	$26,229
Net income	$129,798	129,798				126,447		3,351
Net income — attributable to redeemable non-controlling interests	1,565

Total comprehensive income	$131,363	$129,798

Federal tax benefit of losses contributed by Holdings		10,016			10,016
Additional investment by Holdings		208			208
Net change in dividends payable to Holdings		7,360				7,360
Dividends declared and paid to Holdings		(245,729)				(245,729)
Contribution related to restricted stock awards and stock option issuances by Holdings		3,726			3,726
Distributions to non-controlling interests		(2,688)						(2,688)
Other		(476)				(243)		(233)

Balance at December 31, 2011		$1,010,105	0	$0	$848,844	$134,602	$—	$26,659
Net income	$159,222	159,222				155,504		3,718
Net income — attributable to redeemable non-controlling interests	1,945

Total comprehensive income	$161,167	$159,222

Federal tax benefit of losses contributed by Holdings		3,917			3,917
Additional investment by Holdings		1,817			1,817
Dividends declared and paid to Holdings		(268,479)				(268,479)
Contribution related to restricted stock awards and stock option issuances by Holdings		5,677			5,677
Distributions to non-controlling interests		(1,884)						(1,884)
Purchase of non-controlling interests		(479)			(416)			(63)
Other		(149)				(149)

Balance at December 31, 2012		$909,747	0	$0	$859,839	$21,478	$—	$28,430

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2010	2011	2012
Operating activities
Net income	$82,364	$112,762	$153,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,706	71,517	63,311
Provision for bad debts	41,147	51,347	39,055
Equity in losses (earnings) of unconsolidated subsidiaries	440	(2,923)	(7,705)
Loss on early retirement of debt	—	31,018	6,064
Loss (gain) from disposal or sale of assets	484	(4,966)	(5,906)
Gain from interest rate swaps	(632)	—	—
Non-cash stock compensation expense	2,236	3,725	5,677
Amortization of debt discount and issuance costs	9,043	8,007	7,566
Deferred income taxes	9,450	35,305	7,909
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(64,329)	(111,126)	15,158
Other current assets	1,595	(1,201)	(1,607)
Other assets	(6,782)	(2,081)	5,862
Accounts payable	(7,161)	20,629	(6,117)
Due to third-party payors	(1,902)	227	(4,448)
Accrued expenses	9,878	4,888	19,970

Net cash provided by operating activities	144,537	217,128	298,682

Investing activities
Purchases of property and equipment	(51,761)	(46,016)	(68,185)
Investment in businesses, net of distributions	—	(15,699)	(14,689)
Acquisition of businesses, net of cash acquired	(165,802)	(899)	(6,043)
Proceeds from sale of assets	565	7,879	16,511

Net cash used in investing activities	(216,998)	(54,735)	(72,406)

Financing activities
Borrowings on revolving credit facilities	227,000	735,000	495,000
Payments on revolving credit facilities	(202,000)	(720,000)	(405,000)
Borrowings on 2011 credit facility term loans, net of discount	—	841,500	266,750
Payments on 2011 credit facility term loans	—	(4,250)	(9,875)
Payments on 2005 credit facility term loans, net of premium	(1,223)	(484,633)	—
Repurchase of 10% senior subordinated notes	—	(150,000)	—
Repurchase of 7 5/8% senior subordinated notes, net of premiums	—	(273,941)	(278,495)
Borrowings of other debt	6,347	7,055	8,281
Principal payments on other debt	(7,436)	(7,499)	(10,295)
Debt issuance costs	—	(18,556)	(6,527)
Proceeds from (repayment of) bank overdrafts	18,792	(2,183)	1,227
Dividends paid to common stockholders	—	—	(210,888)
Repurchase of common stock	(44,144)	(72,804)	(46,902)
Proceeds from issuance of common stock	241	208	1,817
Distributions to non-controlling interests	(4,431)	(4,612)	(3,268)

Net cash used in financing activities	(6,854)	(154,715)	(198,175)

Net increase (decrease) in cash and cash equivalents	(79,315)	7,678	28,101
Cash and cash equivalents at beginning of period	83,680	4,365	12,043

Cash and cash equivalents at end of period	$4,365	$12,043	$40,144

Supplemental Cash Flow Information
Cash paid for interest	$105,939	$107,488	$80,722
Cash paid for taxes	$37,809	$39,000	$77,614

The accompanying notes are an integral part of these consolidated financial statements.

 Select Medical Corporation

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2010	2011	2012
Operating activities
Net income	$100,477	$131,363	$161,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,706	71,517	63,311
Provision for bad debts	41,147	51,347	39,055
Equity in losses (earnings) of unconsolidated subsidiaries	440	(2,923)	(7,705)
Loss on early retirement of debt	—	20,385	6,064
Loss (gain) from disposal or sale of assets	484	(4,966)	(5,906)
Non-cash gain from interest rate swaps	(632)	—	—
Non-cash stock compensation expense	2,236	3,725	5,677
Amortization of debt discount and issuance costs	6,599	6,700	7,190
Deferred income taxes	9,450	35,305	7,909
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(64,329)	(111,126)	15,158
Other current assets	1,595	(1,201)	(1,607)
Other assets	(6,771)	(2,068)	5,877
Accounts payable	(7,161)	20,629	(6,117)
Due to third-party payors	(1,902)	227	(4,448)
Accrued expenses	19,725	21,139	23,746

Net cash provided by operating activities	170,064	240,053	309,371

Investing activities
Purchases of property and equipment	(51,761)	(46,016)	(68,185)
Investment in businesses, net of distributions	—	(15,699)	(14,689)
Acquisition of businesses, net of cash acquired	(165,802)	(899)	(6,043)
Proceeds from sale of assets	565	7,879	16,511

Net cash used in investing activities	(216,998)	(54,735)	(72,406)

Financing activities
Borrowings on revolving credit facilities	227,000	735,000	495,000
Payments on revolving credit facilities	(202,000)	(720,000)	(405,000)
Borrowings on 2011 credit facility term loans, net of discount	—	841,500	266,750
Payments on 2011 credit facility term loans	—	(4,250)	(9,875)
Payments on 2005 credit facility term loans, net of premium	(1,223)	(484,633)	—
Repurchase of 7 5/8% senior subordinated notes, net of premiums	—	(273,941)	(278,495)
Borrowings of other debt	6,347	7,055	8,281
Principal payments on other debt	(7,436)	(7,499)	(10,295)
Debt issuance costs	—	(18,556)	(6,527)
Proceeds from (repayment of) bank overdrafts	18,792	(2,183)	1,227
Equity investment by Holdings	241	208	1,817
Dividends paid to Holdings	(69,671)	(245,729)	(268,479)
Distributions to non-controlling interests	(4,431)	(4,612)	(3,268)

Net cash used in financing activities	(32,381)	(177,640)	(208,864)

Net increase (decrease) in cash and cash equivalents	(79,315)	7,678	28,101
Cash and cash equivalents at beginning of period	83,680	4,365	12,043

Cash and cash equivalents at end of period	$4,365	$12,043	$40,144

Supplemental Cash Flow Information
Cash paid for interest	$80,424	$84,575	$70,047
Cash paid for taxes	$37,809	$39,000	$77,614

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Business Description

        Select Medical Corporation ("Select") was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation ("Holdings") was formed in October 2004 for the purpose of affecting a leveraged buyout of Select, which was a publicly traded entity. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly-owned subsidiary of Holdings (the "Merger"). On September 30, 2009 Holdings completed its initial public offering of common stock at a price to the public of $10.00 per share. Generally accepted accounting principles ("GAAP") require that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be "pushed down" and recorded in Select's consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the "Company." The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

        The Company provides long term acute care hospital services and inpatient acute rehabilitative hospital care through its specialty hospital segment and provides physical, occupational and speech rehabilitation services through its outpatient rehabilitation segment. The Company's specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to the Company's specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. The Company's outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company's outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 118, 119 and 122 specialty hospitals at December 31, 2010, 2011 and 2012, respectively. At December 31, 2010, 2011 and 2012, the Company operated 944, 954, and 979 outpatient clinics, respectively. At December 31, 2010, 2011 and 2012, the Company had facilities in the District of Columbia and 41, 39 and 39 states, respectively.

Reclassifications

        Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company reports accounts receivable at estimated net realizable values. Substantially all of the Company's accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities, managed care health plans, commercial insurance companies and workers' compensation programs. Collection of these accounts receivable is the Company's primary source of cash and is critical to its operating performance. The Company's primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and amounts owed by the patient. Deductibles, co-payments and amounts owed by the patient are an immaterial portion of the Company's net accounts receivable balance and accounted for approximately 0.2% of the net accounts receivable balance before doubtful accounts at both December 31, 2011 and December 31, 2012. The Company's general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company's hospitals or in the case of the Company's outpatient rehabilitation clinics, the Company verifies insurance coverage prior to their first therapy visit. The Company's estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally the Company has reserved as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company's collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company's governmental receivables.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash balances and trade receivables. The Company invests its excess cash with large financial institutions. The Company grants unsecured credit to its patients, most of who reside in the service area of the Company's facilities and are insured under third-party payor agreements. Because of the geographic diversity of the Company's facilities and non-governmental third-party payors, Medicare represents the Company's only significant concentration of credit risk.

Income Taxes

        Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As part of the process of preparing its consolidated financial statements, the Company estimates income taxes based on its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for book and tax purposes. The Company also recognizes as deferred tax assets the future tax benefits from net operating loss carry forwards. The Company evaluates the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits.

        Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated.

Intangible Assets

        Goodwill and certain other indefinite-lived intangible assets are not amortized, but instead are subject to periodic impairment evaluations. In performing the quantitative periodic impairment tests, the fair value of the reporting unit is compared to its carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value.

        To determine the fair value of its reporting units, the Company uses a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rate, future Adjusted EBITDA margin estimates, future general and administrative expense rates and the industry's weighted average cost of capital and industry specific market comparable Adjusted EBITDA multiples. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires the Company to use its knowledge of (1) its industry, (2) its recent transactions, and (3) reasonable performance expectations for its operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in the Company's estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions and dispositions. The Company's most recent impairment assessment was completed during the fourth quarter of 2012 utilizing financial information as of October 1, 2012 and indicated that there was no impairment with respect to goodwill or other recorded intangible assets.

        Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. At December 31, 2012, intangible assets other than goodwill consist of the values assigned to trademarks, certificates of need and accreditations. Management believes that the estimated useful lives established are reasonable based on the economic factors applicable to each of the intangible assets.

        The approximate useful life of each class of intangible assets is as follows:

Trademarks	Indefinite
Certificates of need	Indefinite
Accreditations	Indefinite

        The Company reviews the realizability of intangible assets whenever events or circumstances occur which indicate recorded amounts may not be recoverable.

        If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

Due to Third-Party Payors

        Due to third-party payors represents the difference between amounts received under interim payment plans from Medicare and Medicaid for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.

Insurance Risk Programs

        Under a number of the Company's insurance programs, which include the Company's employee health insurance program, its workers' compensation, professional liability insurance programs and certain components under its property and casualty insurance program, the Company is liable for a portion of its losses. In these situations the Company accrues for its losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability. Where the Company has substantial exposure, actuarial methods are utilized in estimating the losses. In cases where the Company has minimal exposure, losses are estimated by analyzing

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

historical trends. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. Provisions for losses for professional liability risks retained by the Company at December 31, 2011 and 2012 have been discounted at 3%. At December 31, 2011 and 2012 respectively, the Company had recorded a liability of $85.7 million and $92.5 million related to these programs. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $88.6 million and $95.6 million at December 31, 2011 and 2012, respectively.

Equity Method Investments

        Investments in equity method investees are accounted for using the equity method based upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceeds its carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company evaluates its investments in companies accounted for using the equity method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

Non-Controlling Interests

        The interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by the Company are reported as either redeemable non-controlling interests outside of stockholders' equity or as non-controlling interests in the stockholders' equity section of the consolidated balance sheets. The minority ownership interests that are reflected as redeemable non-controlling interests on our consolidated balance sheets consist of those outside owners that have certain "put rights," that are currently exercisable, and that, if exercised, require us to purchase the minority member's interest. Those redeemable non-controlling interests that are currently redeemable or considered probable of becoming redeemable have been adjusted to their approximate redemption values. As of December 31, 2011 and December 31, 2012, we believe the redemption values of the non-controlling ownership interests approximates the fair value of those interests classified as redeemable non-controlling interests. The non-controlling interests' balances reported in the stockholders' equity section of our consolidated balance sheets were $26.7 million and $28.4 million as of December 31, 2011 and December 31, 2012, respectively.

        Net income attributable to non-controlling interests was $4.7 million, $4.9 million and $5.7 million for the years ended December 31, 2010, December 31, 2011, and December 31, 2012, respectively. Non-controlling interests reported in the consolidated statement of operations and comprehensive income reflect the respective interests in the income or loss of the subsidiaries, attributable to the other parties, the effect of which is removed from the Company's consolidated statement of operations and comprehensive income.

        During 2012, the amounts related to redeemable non-controlling interests have been reclassified on the consolidated balance sheets at December 31, 2011 and the consolidated statement of changes in equity and income for the years ended December 31, 2010 and December 31, 2011 from non-controlling interests to redeemable non-controlling interests. The redeemable non-controlling interests' balances reported on our consolidated balance sheets were $9.0 million and $10.8 million as of December 31, 2011 and December 31, 2012, respectively.

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

        A significant portion of the Company's net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 47%, 48% and 47% of the Company's net operating revenues for the years ended December 31, 2010, 2011 and 2012, respectively. Approximately 32% and 29% of the Company's accounts receivable (after allowances for contractual adjustments but before doubtful accounts) at December 31, 2011 and 2012, respectively, are from this payor source. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company's specialty hospitals or clinics to comply with regulations can result in significant changes in that specialty hospital's or clinic's net operating revenues generated from the Medicare program.

        Revenues generated under contractual arrangements are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties.

Fair Value Measurements

        The Company measures interest rate swap agreements at fair value at each balance sheet date. The Company determines the fair value of interest rate swap agreements based on financial models that consider current and future market interest rates and adjustments for non-performance risk. The Company considers those inputs utilized in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. The Company's last interest rate swap agreement matured on November 22, 2010.

Financial Instruments and Hedging

        The Company has in the past entered into interest rate swap agreements to manage interest rate risk on a portion of its long-term borrowings. Interest rate swap agreements were limited in use and not entered into for speculative purposes. All interest rate swap agreements were recognized at fair value on the balance sheet. The effective portion of gains or losses on interest rate swap agreements designated as hedges, were initially deferred in stockholders' equity as a component of other comprehensive income. These deferred gains or losses were subsequently reclassified into earnings as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in expense. The ineffective portion of changes in fair value of the interest rate swap agreements were

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately recognized in the other income and expense section of the consolidated statement of operations.

Stock Based Compensation

        The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements comprise both stock options and restricted share plans. Employee stock options are valued using the Black-Scholes option valuation method which uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of the Company's stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or periods of service of the option grant. The Company values restricted stock grants by using the public market price of its stock on the date of grant.

Recent Accounting Pronouncements

        In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," ("Update 2012-02"). In accordance with Update 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. Update 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. Update 2012-02 will not have an impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220) — Presentation of Comprehensive Income" ("Update 2011-05") that improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. Update 2011-05 requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income ("OCI") to net income, in both net income and OCI. Update 2011-05 does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, Update 2011-05 does not affect the calculation or reporting of earnings per share. Update 2011-05 was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and is to be applied retrospectively. With the adoption of Update 2011-05, the Company opted to change its presentation of its components of other comprehensive income to a single continuous statement of operations and other comprehensive income.

2.     Acquisitions

For the Year Ended December 31, 2010

        On September 1, 2010, Select completed the acquisition of all the issued and outstanding equity securities of Regency Hospital Company, L.L.C. ("Regency") an operator of long term acute care

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hospitals, for $210.0 million, including certain assumed liabilities. The amount paid at closing was reduced by $33.1 million for certain assumed liabilities, payments to employees, payments for the purchase of non-controlling interests and an estimated working capital adjustment. The purchase price was subject to a final settlement of net working capital which occurred during the year ended December 31, 2011. Regency operated a network of 23 long term acute care hospitals located in nine states. The results of operations of Regency have been included in the Company's consolidated financial statements since September 1, 2010 and consisted of net operating revenues of $94.4 million and a pre-tax loss of $12.9 million for the four months ended December 31, 2010. Regency's operations have been included in the specialty hospitals segment.

        The purchase price was allocated to tangible and identifiable intangible assets and liabilities based upon estimates of fair value, with the remainder allocated to goodwill. The factors that were considered when deciding to acquire Regency and determining the purchase price that resulted in goodwill included the historical earnings of the acquired long term acute care hospitals, general and administrative cost saving opportunities that could be achieved by utilizing the Company's infrastructure and the benefits that could be achieved by having a larger network of long term acute care hospitals.

        The purchase price allocation reflecting the finalization of the intangible asset valuation and the post-closing settlement of working capital which occurred during the year ended December 31, 2011 is as follows (in thousands):

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

For the Year Ended December 31, 2011

        The Company exchanged one of its long term acute care hospitals and paid $2.0 million in cash for an entity that operates an inpatient rehabilitation hospital and paid $2.3 million in cash and issued a $1.0 million note for an outpatient rehabilitation business. In addition during 2011, the Company purchased non-controlling interests for $0.5 million in cash. As described above, the Company completed the post-closing settlement of net working capital with the seller of Regency resulting in the receipt of $3.9 million in cash.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended December 31, 2012

        The Company paid $5.9 million in cash and issued $1.8 million in notes for the purchase of several outpatient rehabilitation businesses. In addition during 2012, the Company purchased non-controlling interests for $0.1 million in cash.

        Information with respect to all businesses acquired in purchase transactions is as follows:

	For the Year Ended December 31,
	2010	2011	2012
	(In thousands)
Cash paid (net of cash acquired)	$165,802	$899	$6,043
Notes issued	—	1,020	1,844

	165,802	1,919	7,887
Contingent consideration	—	—	1,500
Liabilities assumed	48,479	701	107

	214,281	2,620	9,494
Fair value of assets acquired, principally accounts receivable and property and equipment	113,894	767	1,313
Trademark	16,529	—	—
Accreditations	856	—	—
Certificates of need	456	—	—
Non-controlling interests	(437)	(602)	(970)

Cost in excess of fair value of net assets acquired (goodwill)	$82,983	$2,455	$9,151

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

Pro-Forma Unaudited Results for the Year Ended December 31, 2010
(In thousands, except per share data)
Net revenue	$2,625,235
Net income:
Select Medical Corporation	$98,463
Select Medical Holdings Corporation	$80,378
Income per common share of Select Medical Holdings Corporation:
Basic	$0.47
Diluted	$0.47

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Significant Transactions

        On April 1, 2011, the Company entered into a joint venture with Baylor Health Care System. The joint venture consists of a partnership between Baylor Institute for Rehabilitation and a wholly-owned subsidiary of the Company ("BIR"). The Company contributed several businesses to the joint venture, including its Frisco inpatient rehabilitation hospital and certain Texas-based outpatient rehabilitation clinics. A gain of $1.2 million was recognized on this contribution and is included in the general and administrative line item on the consolidated statement of operations for the year ended December 31, 2011. In 2011, the Company invested $13.5 million in cash which consisted of the purchase of partnership units for $7.6 million and working capital investments of $5.9 million and in 2012, the Company invested an additional $7.8 million. The Company owns a 49.0% non-controlling interest in the partnership and is accounting for the investment using the equity method.

4.     Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2011	2012
	(In thousands)
Land	$69,904	$68,573
Leasehold improvements	120,369	128,468
Buildings	361,081	352,677
Furniture and equipment	225,363	246,858
Construction-in-progress	9,686	21,648

	786,403	818,224
Less: accumulated depreciation	276,375	316,672

Total property and equipment	$510,028	$501,552

        Depreciation expense was $64.1 million, $69.8 million and $62.5 million for the years ended December 31, 2010, 2011 and 2012, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Intangible Assets

        Intangible assets consist of the following:

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets
Non-compete agreements	$25,909	$(25,569)
Indefinite-lived intangible assets
Goodwill	$1,631,716
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,160

Total	$1,703,499

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Amortized intangible assets
Non-compete agreements	$25,909	$(25,909)
Indefinite-lived intangible assets
Goodwill	$1,640,534
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,122

Total	$1,712,279

        The Company's accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2012, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 7.5 years, respectively.

        Amortization expense for intangible assets with finite lives follows:

	For the Year Ended December 31
	2010	2011	2012
	(In thousands)
Amortization expense	$4,247	$1,306	$340

        Amortization expense for the Company's intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the outpatient rehabilitation division of HealthSouth Corporation, Kessler Rehabilitation Corporation and

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SemperCare Inc. and the value assigned to the Company's contract therapy relationships. During 2010 the non-compete agreement related to the acquisition of Kessler Rehabilitation Corporation and the Company's contract therapy relationships were fully amortized, during 2011 the non-compete agreement related to the acquisition of SemperCare Inc. was fully amortized and during 2012 the non-compete agreement related to the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation.

        The changes in the carrying amount of goodwill for the Company's reportable segments for the years ended December 31, 2011 and 2012 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(In thousands)
Balance as of January 1, 2011	$1,330,609	$300,643	$1,631,252
Goodwill revision(1)	7,114	—	7,114
Goodwill acquired during year(2)	(1,420)	3,875	2,455
Goodwill allocated to dispositions during the year	(2,750)	(6,355)	(9,105)

Balance as of December 31, 2011	$1,333,553	$298,163	$1,631,716
Goodwill acquired during year	—	9,151	9,151
Other	(333)	—	(333)

Balance as of December 31, 2012	$1,333,220	$307,314	$1,640,534

(1)
During 2011, the Company made a revision to the Regency purchase price allocation resulting from the finalization of the intangible asset valuations.

(2)
During 2011, the Company completed the post-closing settlement of net working capital with the seller of Regency for $3.9 million in cash received.

6.     Restructuring Reserves

        In connection with the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation, the Company recorded an estimated liability of $18.7 million in 2007 for business restructuring which was accounted for as additional purchase price. This reserve primarily included costs associated with workforce reductions and lease termination costs in accordance with the Company's restructuring plan.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following summarizes the Company's restructuring activity:

Lease Termination Costs
(In thousands)
January 1, 2010	$4,256
2010 acquisition restructuring reserve	4,308
Amounts paid in 2010	(1,649)
Accretion expense	541
Revision of estimate	(702)

December 31, 2010	6,754
Amounts paid in 2011	(1,930)
Accretion expense	423
Revision of estimate	(220)

December 31, 2011	5,027
Amounts paid in 2012	(1,493)
Accretion expense	237
Revision of estimate	(2,045)

December 31, 2012	$1,726

        The Company expects to pay out the remaining lease termination costs through 2014 for the acquisition of the outpatient rehabilitation division of HealthSouth Corporation and through 2015 for the Regency acquisition.

7.     Long-Term Debt and Notes Payable

        The components of long-term debt and notes payable are shown in the following tables:

	Holdings
	December 31,
	2011	2012
	(In thousands)
7 5/8% senior subordinated notes	$345,000	$70,000
Senior secured credit facilities:
Revolving loan	40,000	130,000
Term loans(1)	837,974	1,096,641
Senior floating rate notes	167,300	167,300
Other	6,524	6,302

Total debt	1,396,798	1,470,243
Less: current maturities	10,848	11,646

Total long-term debt	$1,385,950	$1,458,597

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Select
	December 31,
	2011	2012
	(In thousands)
7 5/8% senior subordinated notes	$345,000	$70,000
Senior secured credit facilities:
Revolving loan	40,000	130,000
Term loans(1)	837,974	1,096,641
Other	6,524	6,302

Total debt	1,229,498	1,302,943
Less: current maturities	10,848	11,646

Total long-term debt	$1,218,650	$1,291,297

(1)
Presented net of unamortized discount of $7.8 million and $14.2 million at December 31, 2011 and 2012, respectively.

Senior Secured Credit Facilities

        On June 1, 2011, Select entered into a new senior secured credit agreement that originally provided $1.15 billion in senior secured credit facilities, comprised of an $850.0 million, seven-year term loan facility and a $300.0 million, five-year revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans.

        Select used borrowings under the senior secured credit facilities to refinance all of its outstanding indebtedness under its previously existing senior secured credit facilities, to repurchase $266.5 million aggregate principal amount of its 7 5/8% senior subordinated notes due 2015 and to repay all $150.0 million of Holdings' 10% senior subordinated notes due 2015. Select recognized a loss on early retirement of debt for the year ended December 31, 2011 of $20.4 million related to these transactions. Holdings recognized a loss on early retirement of debt for the year ended December 31, 2011 of $31.0 million related to these transactions. Borrowings under the senior secured credit facilities are guaranteed by Holdings and substantially all of Select's current domestic subsidiaries and will be guaranteed by Select's future domestic subsidiaries and secured by substantially all of Select's existing and future property and assets and by a pledge of Select's capital stock, the capital stock of Select's domestic subsidiaries and up to 65% of the capital stock of Select's foreign subsidiaries, if any.

        On August 13, 2012, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $275.0 million additional term loan tranche to Select at the same interest rate and with the same term as the then existing term loan facility.

        Borrowings under the senior secured credit facilities will bear interest at a rate equal to:

  •
  in the case of the term loans, Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%; and

  •
  in the case of the revolving loans, Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select's leverage ratio (the ratio of indebtedness to consolidated EBITDA, as defined in the senior secured credit agreement).

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        "Adjusted LIBO" is defined as, with respect to any interest period, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements; provided that Adjusted LIBO, when used in reference to the term loans, will at no time be less than 1.75% per annum.

        "Alternate Base Rate" is defined as the highest of (a) the administrative agent's Prime Rate, (b) the Federal Funds Effective Rate plus 1/2 of 1.00% and (c) the Adjusted LIBO from time to time for an interest period of one month, plus 1.00%.

        As of December 31, 2012, the applicable margin percentage for revolving loans was (1) 2.25% for Alternate Base Rate loans and (2) 3.25% for Adjusted LIBO loans.

        The term loans amortize in equal quarterly installments on the last day of each March, June, September and December in aggregate amounts equal to $2.8 million. The balance of the term loans will be payable on June 1, 2018, however if on the 90th day prior to the scheduled final maturity date of Select's 7 5/8% senior subordinated notes due 2015 (the "Tranche B Trigger Date") more than $60.0 million in aggregate principal amount of Select's 7 5/8% senior subordinated notes due 2015 are outstanding, the maturity date for the term loans will be the Tranche B Trigger Date. Similarly, the revolving credit facility will be payable on June 1, 2016, however if on the 90th day prior to the scheduled final maturity date of Select's 7 5/8% senior subordinated notes due 2015 (the "Revolving Trigger Date") more than $60.0 million in aggregate principal amount of Select's 7 5/8% senior subordinated notes due 2015 are outstanding, the maturity date for the revolving credit facility will be the Revolving Trigger Date.

        Select will be required to prepay borrowings under the senior secured credit facilities with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens subject to a first lien intercreditor agreement, (2) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (3) 50% of excess cash flow (as defined in the senior secured credit agreement) if Select's leverage ratio is greater than 3.75 to 1.00 and 25% of excess cash flow if Select's leverage ratio is less than or equal to 3.75 to 1.00 and greater than 3.25 to 1.00, in each case, reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Select will not be required to prepay borrowings with excess cash flow if Select's leverage ratio is less than or equal to 3.25 to 1.00.

        The senior secured credit facilities require Select to maintain a leverage ratio, which is tested quarterly and becomes more restrictive over time, and prohibits Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). Failure to comply with these financial covenants would result in an event of default under the senior secured credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the revolving credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facilities. As of December 31, 2012, Select was in compliance with all financial covenants related to the senior secured credit facilities.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Notes

        On February 24, 2005, EGL Acquisition Corp. sold $660.0 million of 7 5/8% senior subordinated notes due 2015 which Select assumed in the Merger. The net proceeds of the offering were used to finance a portion of the Merger consideration, refinance certain of Select's existing indebtedness, and pay related fees and expenses. The senior subordinated notes are unconditionally guaranteed on a senior subordinated basis by all of Select's wholly-owned subsidiaries (the "Subsidiary Guarantors"). Certain of Select's subsidiaries that were not wholly-owned by Select did not guarantee the senior subordinated notes (the "Non-Guarantor Subsidiaries"). The guarantees of the senior subordinated notes are subordinated in right of payment to all existing and future senior indebtedness of the Subsidiary Guarantors, including any borrowings or guarantees by those subsidiaries under the senior secured credit facility. The senior subordinated notes rank equally in right of payment with all of Select's existing and future senior subordinated indebtedness and senior to all of Select's existing and future subordinated indebtedness. The senior subordinated notes were not guaranteed by Holdings.

        Select is entitled at its option, effective February 1, 2013 to redeem all or a portion of the senior subordinated notes at face value plus accrued interest to the redemption date.

        Select is not required to make any mandatory redemption or sinking fund payments with respect to the senior subordinated notes. However, upon the occurrence of any change of control of Select, each holder of the senior subordinated notes shall have the right to require Select to repurchase such notes at a purchase price in cash equal to 101% of the principal amount thereof on the date of purchase plus accrued and unpaid interest, if any, to the date of purchase.

        The indenture governing the senior subordinated notes contains customary events of default and affirmative and negative covenants that, among other things, limit Select's ability and the ability of its restricted subsidiaries to incur or guarantee additional indebtedness, pay dividends or make other equity distributions, purchase or redeem capital stock, make certain investments, enter into arrangements that restrict dividends from subsidiaries, transfer and sell assets, engage in certain transactions with affiliates and effect a consolidation or merger. As of December 31, 2012, Select was in compliance with all debt covenants related to the senior subordinated notes.

        In 2008 and 2009 Select repurchased a total of $48.5 million aggregate principal amount of the senior subordinated notes. In connection with Select entering into a new senior secured agreement on June 1, 2011, Select repurchased $266.5 million aggregate principal amount of the senior subordinated notes and on September 12, 2012, Select redeemed $275.0 million aggregate principal amount of the senior subordinated notes.

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

        Payment of interest expense on the senior floating rate notes is expected to be funded through periodic dividends from Select. The terms of Select's senior secured credit facility, as well as the indenture governing Select's 7 5/8% senior subordinated notes, and certain other agreements, restrict Select and certain of its subsidiaries from making payments or transferring assets to Holdings, including dividends, loans or other distributions. Such restrictions include prohibition of dividends in an event of default and limitations on the total amount of dividends paid to Holdings. In the event these agreements do not permit such subsidiaries to provide Holdings with sufficient distributions to fund interest and principal payments

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the senior floating rate notes when due, Holdings may default on its notes unless other sources of funding are available.

        Holdings is entitled at its option to redeem all or a portion of the senior floating rate notes at face value plus accrued interest to the redemption date.

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

        The indenture governing the senior floating rate notes contains customary events of default and affirmative and negative covenants that, among other things, limit Holdings' ability and the ability of its restricted subsidiaries, including Select, to: incur additional indebtedness and issue or sell preferred stock; pay dividends on, redeem or repurchase capital stock; make certain investments; create certain liens; sell certain assets; incur obligations that restrict the ability of its subsidiaries to make dividends or other payments; guarantee indebtedness; engage in transactions with affiliates; create or designate unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of its assets and the assets of its subsidiaries on a consolidated basis. As of December 31, 2012, Holdings was in compliance with all debt covenants related to the senior floating rate notes.

        In 2009 Holdings repurchased a total of $7.7 million aggregate principal amount of the senior floating rate notes.

Maturities of Long-Term Debt and Notes Payable

        Maturities of the Company's long-term debt for the years after 2012 are approximately as follows:

	Holdings	Select
	(In thousands)
2013	$11,646	$11,646
2014	9,530	9,530
2015	246,740	79,440
2016	138,684	138,684
2017	8,701	8,701
2018 and beyond	1,054,942	1,054,942

8.     Stockholders' Equity

Common Stock

        The board of directors of Holdings has authorized a program to repurchase up to $250.0 million worth of shares of its common stock. The program will remain in effect until March 31, 2013, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. Funding for this program has come from cash on hand and borrowings under the revolving credit facility. The Company repurchased 6,905,700 shares at a cost of $44.1 million, 9,858,907 shares at a cost of $72.7 million and 5,725,782 shares at a cost of $46.8 million which includes transaction costs for the years ended December 31, 2010, 2011 and 2012, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The Company granted 1,380,000 shares, 565,000 shares and 761,500 shares of restricted stock for the years ended December 31, 2010, 2011 and 2012, respectively and issued 64,181 shares, 53,932 shares and 301,208 shares of common stock related to the exercise of stock options and for the years ended December 31, 2010, 2011 and 2012, respectively. Also, 10,860 shares and 15,860 shares of stock were forfeited for the years ended December 31, 2011 and 2012, respectively.

9.     Stock Option and Restricted Stock Plans

        On February 25, 2005, Holdings adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan. On May 13, 2011, the Select Medical Holdings Corporation 2005 Equity Incentive Plan was frozen and Holdings adopted the 2011 Select Medical Holdings Corporation 2011 Equity Incentive Plan. The Select Medical Holdings Corporation 2005 Equity Incentive Plan and the Select Medical Holdings Corporation 2011 Equity Incentive Plan are referred to as the "Plans." The Plans provide for grants of restricted stock and stock options of Holdings. On November 8, 2005 the board of directors of Holdings adopted a director equity incentive plan ("Director Plan") and on August 12, 2009, the board of directors and stockholders of Holdings approved an amendment and restatement of the Director Plan. This amendment authorized Holdings to issue under the Director Plan options to purchase up to 75,000 shares of its common stock and restricted stock awards covering up to 150,000 shares of its common stock.

        The options under the Plans and Director Plan generally vest over five years and have an option term not to exceed ten years. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.4% in 2010 and expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.3% for 2011. There were no options granted under the Plans or Director Plan during the year ended December 31, 2012. The following is a summary of stock option grants under the Plans and Director Plan from January 1, 2010 through December 31, 2012:

	Number of Options Granted	Exercise Price	Fair Value of Common Stock
	(Share amounts in thousands)
February 10, 2010	30	$8.90	$8.90
May 11, 2010	10	8.66	8.66
August 11, 2010	15	6.94	6.94
March 3, 2011	88	7.66	7.66
May 13, 2011	20	9.00	9.00
August 3, 2011	10	7.14	7.14

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Stock option transactions and other information related to the Plans are as follows:

	Price Per Share	Shares	Weighted Average Exercise Price
	(Share amounts in thousands)
Balance, January 1, 2011	$3.33-10.00	2,716	$8.09
Granted	7.14-9.00	118	7.84
Exercised	3.33-8.33	(54)	3.86
Canceled	7.66-10.00	(50)	8.40

Balance, December 31, 2011	$3.33-10.00	2,730	$8.16
Granted	—	—	—
Exercised	3.33-10.00	(280)	6.07
Canceled	7.66-10.00	(27)	8.18

Balance, December 31, 2012	$3.33-10.00	2,423	$8.40

        Additional information with respect to the outstanding options as of December 31, 2012 for the Plans is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
	(Share amounts in thousands)
$ 3.00 – 4.00	220	2.14	220
6.00 – 7.00	9	7.61	—
7.01 – 8.00	79	8.22	16
8.01 – 9.00	667	4.35	618
9.01 – 10.00	1,448	6.80	865

        The weighted average remaining contractual term for all outstanding options is 5.75 years and the weighted average remaining contractual term of exercisable options is 5.24 years.

        The total intrinsic value of options exercised for the years ended December 31, 2012, 2011, and 2010 was $1.1 million, $0.2 million and $0.3 million respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 was $2.6 million and $2.2 million, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions and other information related to the Director Plan are as follows:

	Price Per Share	Shares	Weighted Average Exercise Price
	(Share amounts in thousands)
Balance, January 1, 2011	$3.33-10.00	63	$7.62
Granted	—	—	—
Exercised	—	—	—

Balance, December 31, 2011	$3.33-10.00	63	$7.62
Granted	—	—	—
Exercised	3.33-8.33	(21)	5.47

Balance, December 31, 2012	$3.33-10.00	42	$8.69

        Additional information with respect to the outstanding options as of December 31, 2012 for the Director Plan is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
	(Share amounts in thousands)
$3.00 – 4.00	6	2.61	6
8.00 – 9.00	9	4.37	9
9.01 – 10.00	27	6.12	19

        The weighted average remaining contractual term for all outstanding options is 5.24 years and the weighted average remaining contractual term of exercisable options is 5.01 years.

        The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2012 was approximately $46.5 thousand.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following is a summary of restricted stock issuances from January 1, 2010 through December 31, 2012:

	Number of Shares Issued	Fair Value of Common Stock
	(Share amounts in thousands)
August 11, 2010	30	$6.94
September 13, 2010	1,000	7.48
November 11, 2010	300	6.29
December 17, 2010	50	7.07
August 3, 2011	25	7.14
November 3, 2011	190	8.61
December 15, 2011	350	8.57
March 26, 2012	65	8.33
May 2, 2012	129	8.67
August 7, 2012	38	11.84
October 30, 2012	530	10.75

        Stock compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2012, is estimated to be as follows:

	2013	2014	2015	2016	2017
	(In thousands)
Stock compensation expense	$6,012	$5,391	$3,734	$1,512	$53

        The Company recognized the following stock compensation expense related to restricted stock and stock option awards:

	For the Year Ended December 31,
	2010	2011	2012
	(In thousands)
Stock compensation expense:
Included in general and administrative	$763	$1,996	$3,538
Included in cost of services	1,473	1,729	2,139

Total	$2,236	$3,725	$5,677

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.   Income Taxes

        Significant components of the Company's tax provision for the years ended December 31, 2010, 2011, and 2012 are as follows:

	Holdings			Select
	For the Year Ended December 31,			For the Year Ended December 31,
	2010	2011	2012	2010	2011	2012
	(In thousands)			(In thousands)
Current:
Federal	$25,102	$29,991	$70,159	$34,854	$40,007	$74,076
State and local	7,076	5,672	11,589	7,076	5,672	11,589

Total current	32,178	35,663	81,748	41,930	45,679	85,665
Deferred	9,450	35,305	7,909	9,450	35,305	7,909

Total income tax provision	$41,628	$70,968	$89,657	$51,380	$80,984	$93,574

        The differences between the expected income tax provision and income taxes computed at the federal statutory rate of 35% were as follows:

	Holdings			Select
	For the Year Ended December 31,			For the Year Ended December 31,
	2010	2011	2012	2010	2011	2012
Expected federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.6	4.5	4.2	3.7	3.9	4.0
Other permanent differences	0.9	1.0	0.6	0.8	0.9	0.6
Valuation allowance	(4.8)	(0.5)	(0.6)	(4.0)	(0.4)	(0.6)
Uncertain tax positions	(0.8)	(3.6)	(0.5)	(0.7)	(3.1)	(0.5)
IRS audit settlements	—	—	(0.6)	—	—	(0.5)
Non-controlling interest	(1.3)	(1.1)	(0.9)	(1.1)	(0.9)	(0.9)
Sale of entities	—	3.1	—	—	2.7	—
Other	—	0.2	(0.4)	0.1	—	(0.4)

Total	33.6%	38.6%	36.8%	33.8%	38.1%	36.7%

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of deferred tax assets and liabilities for Holdings and Select is as follows:

	December 31, 2011			December 31, 2012
	Total	Current	Non-Current	Total	Current	Non-Current
	(In thousands)
Deferred tax assets
Allowance for doubtful
accounts	$2,183	$2,183	$—	$1,496	$1,496	$—
Compensation and
benefit related
accruals	42,302	35,831	6,471	45,784	38,254	7,530
Malpractice insurance	14,409	3,762	10,647	17,005	5,003	12,002
Restructuring reserve	1,988	1,988	—	679	679	—
Net operating loss
carryforwards	26,941	853	26,088	24,543	777	23,766
Other	2,475	2,117	358	1,025	996	29
Stock options	1,927	—	1,927	4,089	—	4,089
Excess capital loss	270	—	270	—	—	—
Uncertain tax positions	3,096	—	3,096	2,661	—	2,661

Total deferred tax assets	95,591	46,734	48,857	97,282	47,205	50,077
Deferred tax liabilities
Deferred income	(31,660)	(24,698)	(6,962)	(33,188)	(26,253)	(6,935)
Other	(2,048)	(356)	(1,692)	(1,311)	(118)	(1,193)
Depreciation and
amortization	(109,873)	—	(109,873)	(121,075)	—	(121,075)

Total deferred tax
liabilities	(143,581)	(25,054)	(118,527)	(155,574)	(26,371)	(129,203)
Net deferred taxes before
valuation allowance	(47,990)	21,680	(69,670)	(58,292)	20,834	(79,126)
Valuation allowance	(15,733)	(3,375)	(12,358)	(13,341)	(2,957)	(10,384)

Net deferred taxes	$(63,723)	$18,305	$(82,028)	$(71,633)	$17,877	$(89,510)

        The valuation allowance as of December 31, 2012 is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The net deferred tax liabilities at December 31, 2011 and 2012 of approximately $63.7 million and $71.6 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed the required assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income and the impact of tax-planning strategies that management plans to implement. Although realization is not assured, based on the Company's assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The total state net operating losses are approximately $545.1 million. State net operating loss carry forwards expire and are subject to gross valuation allowances as follows (in thousands):

	State Net Operating Losses	Gross Valuation Allowance
2013	$40,220	$40,054
2014	7,780	6,247
2015	9,513	8,334
2016	8,525	8,302
Thereafter through 2032	479,046	339,030

Reserves for Uncertain Tax Positions:

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when it is believed that certain positions might be challenged despite the Company's belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

        The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies — January 1, 2010	$22,735
Acquired contingencies — Regency Management Company	915
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,972)
Additions for existing tax positions taken	1,632

Gross tax contingencies — December 31, 2010	22,310
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,706)
Reductions for tax positions taken in prior periods due to change in estimate	(7,012)
Additions for existing tax positions taken	3,064

Gross tax contingencies — December 31, 2011	15,656
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,516)
Additions for existing tax positions taken	750

Gross tax contingencies — December 31, 2012	$13,890

        In 2011, the Company recognized $7.0 million of income tax benefits based on new information discovered by the Company which substantiates previously unrecognized tax benefits from an acquisition which occurred in 1999.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of December 31, 2011 and 2012, the Company had $15.6 million and $13.9 million of unrecognized tax benefits, respectively, all of which, if fully recognized, would affect the Company's effective income tax rate.

        As of December 31, 2012, changes to the Company's gross unrecognized tax benefits that are reasonably possible in the next 12 months are not material. The Company's policy is to include interest related to income taxes in income tax expense. As of December 31, 2011 and December 31, 2012, the Company had accrued interest related to income taxes of $1.3 million and $1.5 million, net of federal income taxes, respectively. Interest recognized for the years ended December 31, 2010, 2011 and 2012 was $0.4 million, $0.4 million, and $0.5 million, net of federal income tax benefits, respectively.

        The Company has substantially concluded all U.S. federal income tax matters for years through 2008. The statute for the 2006 U.S. federal income tax return is closed with the exception of a capital loss carryback made to this tax year. Substantially all material state, local and foreign income tax matters have been concluded for years through 2007.

11.    Retirement Savings Plan

        The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as HCE's (highly compensated employees) may contribute up to 30% of their salary; HCE's may contribute up to 6% of their salary. The Plan provides a discretionary company match which is determined annually. Currently, the Company matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee's hire date. The expense incurred by the Company related to this plan was $6.0 million, $7.6 million and $8.2 million during the years ended December 31, 2010, 2011 and 2012, respectively.

12.    Segment Information

        The Company's reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. Other activities include our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries and other income (expense).

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following table summarizes selected financial data for the Company's reportable segments:

	Year Ended December 31, 2010
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(In thousands)
Net revenue	$1,702,165	$688,017	$108	$2,390,290
Adjusted EBITDA	284,558	83,772	(61,251)	307,079
Total assets(1):
Select Medical Corporation	2,162,726	481,828	75,018	2,719,572
Select Medical Holdings Corporation	2,162,726	481,828	77,532	2,722,086
Capital expenditures	39,237	9,449	3,075	51,761

	Year Ended December 31, 2011
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(In thousands)
Net revenue	$2,095,519	$708,867	$121	$2,804,507
Adjusted EBITDA	362,334	83,864	(60,237)	385,961
Total assets(1):
Select Medical Corporation	2,187,767	429,503	153,468	2,770,738
Select Medical Holdings Corporation	2,187,767	429,503	154,877	2,772,147
Capital expenditures	30,464	12,135	3,417	46,016

	Year Ended December 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(In thousands)
Net revenue	$2,197,529	$751,317	$123	$2,948,969
Adjusted EBITDA	381,354	87,024	(62,531)	405,847
Total assets(1):
Select Medical Corporation	2,143,906	434,834	181,573	2,760,313
Select Medical Holdings Corporation	2,143,906	434,834	182,621	2,761,361
Capital expenditures	50,005	13,209	4,971	68,185

(1)
The specialty hospital segment includes $11.3 million, $2.7 million and $2.7 million in real estate assets held for sale on December 31, 2010, 2011 and 2012, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Year Ended December 31, 2010
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(In thousands)
Adjusted EBITDA	$284,558	$83,772	$(61,251)
Depreciation and amortization	(45,116)	(20,444)	(3,146)
Stock compensation expense	—	—	(2,236)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$239,442	$63,328	$(66,633)	$236,137	$236,137
Equity in losses of unconsolidated subsidiaries				(440)	(440)
Other income				632	632
Interest expense, net				(112,337)	(84,472)

Income before income taxes				$123,992	$151,857

	Year Ended December 31, 2011
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(In thousands)
Adjusted EBITDA	$362,334	$83,864	$(60,237)
Depreciation and amortization	(50,629)	(16,487)	(4,401)
Stock compensation expense	—	—	(3,725)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$311,705	$67,377	$(68,363)	$310,719	$310,719
Loss on early retirement of debt				(31,018)	(20,385)
Equity in earnings of unconsolidated subsidiaries				2,923	2,923
Interest expense, net				(98,894)	(80,910)

Income before income taxes				$183,730	$212,347

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(In thousands)
Adjusted EBITDA	$381,354	$87,024	$(62,531)
Depreciation and amortization	(46,836)	(13,208)	(3,267)
Stock compensation expense	—	—	(5,677)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$334,518	$73,816	$(71,475)	$336,859	$336,859
Loss on early retirement of debt				(6,064)	(6,064)
Equity in earnings of unconsolidated subsidiaries				7,705	7,705
Interest expense, net				(94,950)	(83,759)

Income before income taxes				$243,550	$254,741

13.   Income per Share

        The Company applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. Effective January 1, 2009 the Financial Accounting Standards Board clarified that share based payment awards that have not yet vested meet the definition of a participating security provided the right to receive the dividend is non-forfeitable and non-contingent. Participating securities are defined as securities that participate in dividends with common stock according to a predetermined formula. These participating securities should be included in the computation of basic earnings per share under the two class method. Based upon the clarification made by FASB, the Company concluded that its non-vested restricted stock awards meet the definition of a participating security and should be included in the Company's computation of basic earnings per share.

        Under the two class method:

  (a)
  Net income attributable to Select Medical Holdings Corporation is reduced by any contractual amount of dividends in the current period for each class of stock. There were no contractual dividends for the years ended December 31, 2010, 2011 and 2012.

  (b)
  The remaining income is allocated to common stock and unvested restricted stock to the extent that each security may share in income, as if all of the earnings for the period had been distributed. The total income allocated to each security is determined by adding together the amount allocated for dividends in (a) above and the amount allocated for participation features.

  (c)
  The income allocated to common stock is then divided by the weighted average number of outstanding shares to which the earnings are allocated to determine the income per share for common stock.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between the common stock and unvested restricted stock due to the equal participation rights of the common stock and unvested restricted stock (i.e., the voting conversion rights).

        The following table sets forth for the periods indicated the calculation of income per share in the Company's Consolidated Statement of Operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Year Ended December 31,
	2010	2011	2012
	(In thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$77,644	$107,846	$148,230
Less: Earnings allocated to unvested restricted stockholders	322	1,205	2,514

Net income available to common stockholders	$77,322	$106,641	$145,716

Denominator:
Weighted average shares — basic	159,184	150,501	138,767
Effect of dilutive securities:
Stock options	258	224	275

Weighted average shares — diluted	159,442	150,725	139,042

Basic income per common share:	$0.49	$0.71	$1.05
Diluted income per common share:	$0.48	$0.71	$1.05

        The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2010	2011	2012
	(In thousands)
Stock options	2,390	2,414	1,654

14.   Fair Value

        Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

        The carrying value of Select's senior secured credit facility was $878.0 million and $1,226.6 million at December 31, 2011 and December 31, 2012, respectively. The fair value of Select's senior secured credit facility was $823.3 million and $1,216.2 million at December 31, 2011 and 2012, respectively. The fair value

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Select's senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

        The carrying value of Select's 7 5/8% senior subordinated notes was $345.0 million and $70.0 million at December 31, 2011 and December 31, 2012, respectively. The fair value of Select's 7 5/8% senior subordinated notes was $326.4 million and $70.8 million at December 31, 2011 and December 31, 2012, respectively. The fair value of this registered debt was based on quoted market prices.

        The carrying value of Holdings' senior floating rate notes was $167.3 million at both December 31, 2011 and December 31, 2012. The fair value of Holdings' senior floating rate notes was $143.9 million and $166.9 million at December 31, 2011 and December 31, 2012, respectively. The fair value of this registered debt was based on quoted market prices.

        The Company considers the inputs in the valuation process of its debt instruments to be Level 2 in the fair value hierarchy due to Select's 7 5/8% senior subordinated notes and Holdings senior floating rate notes being thinly traded.

15.   Related Party Transactions

        The Company rents its corporate office space from related parties affiliated through common ownership or management. The Company made payments for office rent, leasehold improvements and miscellaneous expenses aggregating $3.9 million during the year ended December 31, 2010 and $4.0 million during both the years ended December 31, 2011 and 2012 to the affiliated companies.

        As of December 31, 2012, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2013	$3,481
2014	3,433
2015	3,177
2016	3,300
2017	3,429
Thereafter	19,616

$36,436

        The Company provides contracted services, principally employee leasing services, to related parties affiliated through its equity investments in the BIR and Rehabilitation Institute of Denton, LLC ("Denton") joint ventures. The provision of contracted services to BIR and Denton resulted in net operating revenues amounting to $92.2 million and $8.1 million, respectively for the year ended December 31, 2012; $53.3 million and $7.3 million, respectively for the year ended December 31, 2011 and $137 thousand for Denton for the year ended December 31, 2010.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.   Commitments and Contingencies

Leases

        The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2012 are approximately as follows (in thousands):

2013	$121,272
2014	96,714
2015	72,666
2016	53,946
2017	41,467
Thereafter	288,963

$675,028

        Total rent expense for operating leases, including cancelable leases, for the years ended December 31, 2010, 2011 and 2012 was $154.8 million, $163.9 million and $168.3 million, respectively.

        Property rent expense to unrelated parties for the years ended December 31, 2010, 2011 and 2012 was $118.3 million, $118.4 million and $124.1 million, respectively.

Other

        A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team for the team's headquarters complex that requires a payment of $2.9 million in 2013. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.

Litigation

        The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, Centers for Medicare & Medicaid Services ("CMS") or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company's business, financial position, results of operations and liquidity.

        To address claims arising out of the operations of the Company's specialty hospitals and outpatient rehabilitation facilities, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company's other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company's opinion, the outcome of these actions, individually or in the

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

        On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. The Amended Complaint identifies the plaintiff-relators as Doe I, Doe II and Doe III, and describes them as the CEO and two case managers at the Company's long term acute care hospital in Evansville, Indiana ("SSH-Evansville"). The named defendants include the Company, SSH-Evansville, Evansville Physician Investment Company, the Company's joint venture partner in SSH-Evansville ("EPIC"), and two physicians who have practiced at SSH-Evansville. On February 6, 2013, the District Court issued an order dismissing EPIC without prejudice after the plaintiff-relators filed, on January 31, 2013, a Notice of Voluntary Dismissal of EPIC, to which the United States and Indiana consented. The Notice of Voluntary Dismissal states, among other things, that the United States filed a notice with the Court on December 28, 2012 that it had not completed its investigation and thus would not intervene in the action at that time. The U.S. Attorney's Office for the Southern District of Indiana has informed the Company's counsel that, despite the lifting of the seal, the United States is continuing its investigation in order to determine whether or not to intervene in the matter at some point.

        The Amended Complaint alleges that the defendants manipulated the length of stay of patients at SSH-Evansville in order to maximize reimbursement under the Medicare prospective payment system applicable to long-term acute care hospitals. It also alleges that the defendants manipulated the discharge of patients to other facilities and the timing of readmissions from those facilities in order to enable SSH-Evansville to receive two separate Medicare payments and causing the other facility to submit claims for unnecessary services. The Amended Complaint discusses the federal Stark Law and Anti-Kickback Statute and implies that the behavior of physicians referring to or providing services at SSH-Evansville was based on their financial interests. The Amended Complaint further alleges that Dr. Selby, a pulmonologist formerly on the medical staff of SSH-Evansville, performed unnecessary bronchoscopies at the hospital with the knowledge of the Company, and that Dr. Sloan, the Chief Medical Officer and an attending physician at SSH-Evansville, falsely coded the diagnoses of Medicare patients in order to increase SSH-Evansville's reimbursement. Moreover, the Amended Complaint alleges that the practices at SSH-Evansville involved corporate policies of the Company used to maximize profit at all Select long-term acute care hospitals. The Amended Complaint alleges that, through these acts, the defendants have violated the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act and are liable for unspecified treble damages and penalties.

        As previously disclosed, beginning in April 2012, the Company and SSH-Evansville have received various subpoenas and demands for documents relating to SSH-Evansville, including a request for information and subpoenas from the Office of Inspector General of the U.S. Department of Health and

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Human Services and subpoenas from the Office of Attorney General for the State of Indiana, and the Evansville (Indiana) Police Department has executed a search warrant at SSH-Evansville. The Company has produced and will continue to produce documents in response to, and intends to fully cooperate with, these governmental investigations. At this time, the Company is unable to predict the timing and outcome of this matter.

17.   Supplemental Disclosures of Cash Flow Information

        Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2010, 2011 and 2012:

	Select Medical Holdings Corporation
	For the Year Ended December 31,
	2010	2011	2012
	(In thousands)
Notes issued with acquisitions(2)	—	$1,020	$1,844
Liabilities assumed with acquisitions(2)	48,479	701	107
Contingent consideration related to acquisitions(2)	—	—	1,500

	Select Medical Corporation
	For the Year Ended December 31,
	2010	2011	2012
	(In thousands)
Dividends declared to Holdings by Select(1)	$(12,600)	$(5,240)	$(5,240)
Notes issued with acquisitions(2)	—	1,020	1,844
Liabilities assumed with acquisitions(2)	48,479	701	107
Contingent consideration related to acquisitions(2)	—	—	1,500

(1)
Recorded in accrued other liabilities on the consolidated balance sheet of Select.

(2)
Refer to Footnote 2 — Acquisitions.

18.   Subsequent Events

        On February 20, 2013, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the "Series B Tranche B Term Loan") to Select. Select intends to use borrowings under the Series B Tranche B Term Loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015, to redeem all of Holdings' senior floating rate notes due 2015, and to repay a portion of the balance outstanding under its revolving credit facility.

        Borrowings under the Series B Tranche B Term Loan will bear interest at a rate equal to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%. The Series B Tranche B Term Loan amortizes in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $3.0 million. The balance of the Series B Tranche B Term Loan will be payable on February 20, 2016.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        On February 20, 2013, Select and Holdings each instructed U.S. Bank Trust National Association, as trustee, to deliver an irrevocable notice of redemption to the holders of all of Select's outstanding 7 5/8% senior subordinated notes due 2015 and all of Holdings' outstanding senior floating rate notes due 2015, respectively, all of which will be redeemed at 100% of the principal amount plus any accrued and unpaid interest to the redemption date on or about March 22, 2013.

        Holdings anticipates recognition of a loss on the early retirement of indebtedness of $1.6 million in the first quarter ending March 31, 2013 for unamortized debt issuance costs, approximately $0.6 million associated with Select's outstanding 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million for Holdings' senior floating rate notes due 2015.

19.   Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 7 5/8% Senior Subordinated Notes

        Select's 7 5/8% senior subordinated notes are fully and unconditionally guaranteed, except for customary limitations, on a senior subordinated basis by all of Select's wholly-owned subsidiaries (the "Subsidiary Guarantors") which is defined as a subsidiary where Select holds all ownership interests. Certain of Select's subsidiaries did not guarantee the 7 5/8% senior subordinated notes (the "Non-Guarantor Subsidiaries").

        Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2011 and 2012 and the years ended December 31, 2010, 2011 and 2012.

        The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

        The condensed consolidating balance sheets at December 2011 and the condensed consolidating statements of cash flows for the years ended December 31, 2011 and 2010 included in this footnote contain certain immaterial adjustments that were made to the December 31, 2011 condensed consolidating balance sheet and the condensed consolidating statements of cash flows for the years ended December 31, 2011 and 2010 relating to the presentation of intercompany transactions. On the December 31, 2011 condensed consolidating balance sheet, intercompany accounts that were previously reported as both asset and liability balances within the liability section of the balance sheet have been adjusted and presented separately as either an intercompany receivable within the current asset classification or as an intercompany payable within the current liability classification, based upon the account's attributes on each subsidiary's balance sheet. On the condensed consolidating statement of cash flows for the years ended December 31, 2011 and 2010, the changes in intercompany advances that were previously reported as a change in operating assets and liabilities in cash flow provided by (used in) operating activities has been adjusted as a financing activity. These adjustments had no impact on the total equity of the Guarantors, non-Guarantors or Parent Company. They did not alter the net increase or decrease in cash for the Guarantors, non-Guarantors or Parent Company.

        On February 20, 2013, Select instructed U.S. Bank Trust National Association, as trustee, to deliver an irrevocable notice of redemption to the holders of all of Select's outstanding 7 5/8% senior subordinated notes due 2015 all of which will be redeemed at 100% of the principal amount plus any accrued and unpaid interest to the redemption date on or about March 22, 2013.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Balance Sheet
December 31, 2012

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$35,070	$3,734	$1,340	$—		$40,144
Accounts receivable, net	—	308,043	53,531	(1,645)		359,929
Current deferred tax asset	12,383	1,060	4,434	—		17,877
Prepaid income taxes	3,895	—	—	—		3,895
Intercompany receivables	—	1,021,479	102,694	(1,124,173)		—
Other current assets	5,600	19,655	6,563	—		31,818

Total Current Assets	56,948	1,353,971	168,562	(1,125,818)		453,663
Property and equipment, net	16,344	425,677	59,531	—		501,552
Investment in affiliates	2,930,022	82,475	—	(3,012,497	)(a)(b)	—
Goodwill	—	1,640,534	—	—		1,640,534
Other identifiable intangibles	—	71,745	—	—		71,745
Assets held for sale	2,742	—	—	—		2,742
Non-current deferred tax asset	5,107	—	—	(5,107)		—
Other assets	25,938	63,447	692	—		90,077

Total Assets	$3,037,101	$3,637,849	$228,785	$(4,143,422)		$2,760,313

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$17,836	$—	$—	$—		$17,836
Current portion of long-term debt and notes payable	8,916	1,059	1,671	—		11,646
Accounts payable	4,674	72,213	12,660	—		89,547
Intercompany payables	1,124,173	—	—	(1,124,173)		—
Accrued payroll	186	88,096	304	—		88,586
Accrued vacation	4,249	44,508	6,957	—		55,714
Accrued interest	17,955	804	—	—		18,759
Accrued restructuring	—	1,726	—	—		1,726
Accrued other	58,650	38,150	8,754	—		105,554
Due to third party payors	—	—	2,723	(1,645)		1,078

Total Current Liabilities	1,236,639	246,556	33,069	(1,125,818)		390,446
Long-term debt, net of current portion	872,671	358,104	60,522	—		1,291,297
Non-current deferred tax liability	—	85,287	9,330	(5,107)		89,510
Other non-current liabilities	46,474	20,275	1,753	—		68,502

Total Liabilities	2,155,784	710,222	104,674	(1,130,925)		1,839,755
Redeemable non-controlling interests	—	—	10,811	—		10,811
Stockholder's Equity:
Common stock	0	—	—	—		0
Capital in excess of par	859,839	—	—	—		859,839
Retained earnings	21,478	790,692	21,197	(811,889	)(b)	21,478
Subsidiary investment	—	2,136,935	63,673	(2,200,608	)(a)	—

Total Select Medical Corporation Stockholder's Equity	881,317	2,927,627	84,870	(3,012,497)		881,317
Non-controlling interests	—	—	28,430	—		28,430

Total Equity	881,317	2,927,627	113,300	(3,012,497)		909,747

Total Liabilities and Equity	$3,037,101	$3,637,849	$228,785	$(4,143,422)		$2,760,313

(a)
Elimination of investments in consolidated subsidiaries.

(b)
Elimination of investments in consolidated subsidiaries' earnings.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2012

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$123	$2,549,896	$398,950	$—		$2,948,969

Costs and expenses:
Cost of services	2,139	2,099,734	341,677	—		2,443,550
General and administrative	67,402	(1,208)	—	—		66,194
Bad debt expense	—	33,595	5,460	—		39,055
Depreciation and amortization	3,267	50,734	9,310	—		63,311

Total costs and expenses	72,808	2,182,855	356,447	—		2,612,110

Income (loss) from operations	(72,685)	367,041	42,503	—		336,859
Other income and expense:
Intercompany interest and royalty fees	(2,532)	2,494	38	—		—
Intercompany management fees	120,276	(102,096)	(18,180)	—		—
Loss on early retirement of debt	(6,064)	—	—	—		(6,064)
Equity in earnings of unconsolidated subsidiaries	—	7,637	68	—		7,705
Interest expense	(54,167)	(25,348)	(4,244)	—		(83,759)

Income (loss) from operations before income taxes	(15,172)	249,728	20,185	—		254,741
Income tax expense (benefit)	(8,206)	101,795	(15)	—		93,574
Equity in earnings of subsidiaries	162,470	15,639	—	(178,109	)(a)	—

Net income	155,504	163,572	20,200	(178,109)		161,167
Less: Net income attributable to non-controlling interests	—	—	5,663	—		5,663

Net income attributable to Select Medical Corporation	$155,504	$163,572	$14,537	$(178,109)		$155,504

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$155,504	$163,572	$20,200	$(178,109	)(a)	$161,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,267	50,734	9,310	—		63,311
Provision for bad debts	—	33,595	5,460	—		39,055
Equity in earnings of unconsolidated subsidiaires	—	(7,637)	(68)	—		(7,705)
Loss on early retirement of debt	6,064	—	—	—		6,064
Loss (gain) from disposal or sale of assets	—	(6,002)	96	—		(5,906)
Non-cash stock compensation expense	5,677	—	—	—		5,677
Amortization of debt discount and issuance costs	7,190	—	—	—		7,190
Deferred income taxes	7,909	—	—	—		7,909
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(162,470)	(15,639)	—	178,109	(a)	—
Accounts receivable	—	29,727	(14,569)	—		15,158
Other current assets	740	141	(2,488)	—		(1,607)
Other assets	2,448	3,268	161	—		5,877
Accounts payable	(2,679)	(4,040)	602	—		(6,117)
Due to third-party payors	—	(15,278)	10,830	—		(4,448)
Accrued expenses	25,350	(3,835)	2,231	—		23,746

Net cash provided by operating activities	49,000	228,606	31,765	—		309,371

Investing activities
Purchases of property and equipment	(5,150)	(49,160)	(13,875)	—		(68,185)
Proceeds from sale of assets	—	16,511	—	—		16,511
Investment in businesses, net of distributions	—	(14,689)	—	—		(14,689)
Acquisition of businesses, net of cash acquired	—	(6,043)	—	—		(6,043)

Net cash used in investing activities	(5,150)	(53,381)	(13,875)	—		(72,406)

Financing activities
Borrowings on revolving credit facility	495,000	—	—	—		495,000
Payments on revolving credit facility	(405,000)	—	—	—		(405,000)
Borrowings on 2011 credit facility term loans, net of discount	266,750	—	—	—		266,750
Payments on 2011 credit facility term loans	(9,875)	—	—	—		(9,875)
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(278,495)	—	—	—		(278,495)
Borrowings of other debt	8,003	—	278	—		8,281
Principal payments on other debt	(8,049)	(433)	(1,813)	—		(10,295)
Debt issuance costs	(6,527)	—	—	—		(6,527)
Dividends paid to Holdings	(268,479)	—	—	—		(268,479)
Equity investment by Holdings	1,817	—	—	—		1,817
Proceeds from bank overdrafts	1,227	—	—	—		1,227
Intercompany	183,421	(171,058)	(12,363)	—		—
Distributions to non-controlling interests	—	—	(3,268)	—		(3,268)

Net cash used in financing activities	(20,207)	(171,491)	(17,166)	—		(208,864)

Net increase in cash and cash equivalents	23,643	3,734	724	—		28,101
Cash and cash equivalents at beginning of period	11,427	—	616	—		12,043

Cash and cash equivalents at end of period	$35,070	$3,734	$1,340	$—		$40,144

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2011

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$11,427	$—	$616	$—		$12,043
Accounts receivable, net	—	369,321	52,529	(8,107)		413,743
Current deferred tax asset	11,415	3,221	3,669	—		18,305
Prepaid income taxes	9,497	—	—	—		9,497
Intercompany receivables	—	880,537	98,448	(978,985)		—
Other current assets	6,340	19,407	4,075	—		29,822

Total Current Assets	38,679	1,272,486	159,337	(987,092)		483,410
Property and equipment, net	14,641	440,736	54,651	—		510,028
Investment in affiliates	2,751,776	83,772	—	(2,835,548	)(a)(b)	—
Goodwill	—	1,631,716	—	—		1,631,716
Other identifiable intangibles	—	72,123	—	—		72,123
Assets held for sale	2,742	—	—	—		2,742
Non-current deferred tax asset	2,509	—	—	(2,509)		—
Other assets	28,386	41,480	853	—		70,719

Total Assets	$2,838,733	$3,542,313	$214,841	$(3,825,149)		$2,770,738

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$16,609	$—	$—	$—		$16,609
Current portion of long-term debt and notes payable	8,853	390	1,605	—		10,848
Accounts payable	7,353	76,207	12,058	—		95,618
Intercompany payables	978,985	—	—	(978,985)		—
Accrued payroll	229	82,518	141	—		82,888
Accrued vacation	3,703	41,305	6,242	—		51,250
Accrued interest	11,843	137	—	—		11,980
Accrued restructuring	—	5,027	—	—		5,027
Accrued other	47,829	51,086	7,401	—		106,316
Due to third party payors	—	13,633	—	(8,107)		5,526

Total Current Liabilities	1,075,404	270,303	27,447	(987,092)		386,062
Long-term debt, net of current portion	733,328	425,315	60,007	—		1,218,650
Non-current deferred tax liability	—	75,750	8,787	(2,509)		82,028
Other non-current liabilities	46,555	17,970	380	—		64,905

Total Liabilities	1,855,287	789,338	96,621	(989,601)		1,751,645
Redeemable non-controlling interests	—	—	8,988	—		8,988
Stockholder's Equity:
Common stock	0	—	—	—		0
Capital in excess of par	848,844	—	—	—		848,844
Retained earnings	134,602	627,120	23,154	(650,274	)(b)	134,602
Subsidiary investment	—	2,125,855	59,419	(2,185,274	)(a)	—

Total Select Medical Corporation Stockholder's Equity	983,446	2,752,975	82,573	(2,835,548)		983,446
Non-controlling interests	—	—	26,659	—		26,659

Total Equity	983,446	2,752,975	109,232	(2,835,548)		1,010,105

Total Liabilities and Equity	$2,838,733	$3,542,313	$214,841	$(3,825,149)		$2,770,738

(a)
Elimination of investments in consolidated subsidiaries.

(b)
Elimination of investments in consolidated subsidiaries' earnings.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$121	$2,436,177	$368,209	$—		$2,804,507

Costs and expenses:
Cost of services	1,729	1,996,671	310,170	—		2,308,570
General and administrative	61,995	359	—	—		62,354
Bad debt expense	—	44,300	7,047	—		51,347
Depreciation and amortization	4,115	58,064	9,338	—		71,517

Total costs and expenses	67,839	2,099,394	326,555	—		2,493,788

Income (loss) from operations	(67,718)	336,783	41,654	—		310,719
Other income and expense:
Intercompany interest and royalty fees	(3,408)	3,382	26	—		—
Intercompany management fees	120,013	(102,970)	(17,043)	—		—
Loss on early retirement of debt	(20,385)	—	—	—		(20,385)
Equity in earnings of unconsolidated subsidiaries	—	2,870	53	—		2,923
Interest income	132	122	68	—		322
Interest expense	(41,817)	(34,612)	(4,803)	—		(81,232)

Income (loss) before income taxes	(13,183)	205,575	19,955	—		212,347
Income tax expense (benefit)	(12,821)	92,561	1,244	—		80,984
Equity in earnings of subsidiaries	126,809	13,406	—	(140,215	)(a)	—

Net income	126,447	126,420	18,711	(140,215)		131,363
Less: Net income attributable to non-controlling interests	—	—	4,916	—		4,916

Net income attributable to Select Medical Corporation	$126,447	$126,420	$13,795	$(140,215)		$126,447

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$126,447	$126,420	$18,711	$(140,215	)(a)	$131,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,115	58,064	9,338	—		71,517
Provision for bad debts	—	44,300	7,047	—		51,347
Equity in earnings of unconsolidated subsidiaries	—	(2,870)	(53)	—		(2,923)
Loss on early retirement of debt	20,385	—	—	—		20,385
Loss (gain) from disposal or sale of assets	13	(5,024)	45	—		(4,966)
Non-cash stock compensation expense	3,725	—	—	—		3,725
Amortization of debt discount and issuance costs	6,700	—	—	—		6,700
Deferred income taxes	35,305	—	—	—		35,305
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(126,809)	(13,406)	—	140,215	(a)	—
Accounts receivable	—	(98,966)	(12,160)	—		(111,126)
Other current assets	(1,780)	1,165	(586)	—		(1,201)
Other assets	(12,069)	9,683	318	—		(2,068)
Accounts payable	1,326	16,247	3,056	—		20,629
Due to third-party payors	—	1,408	(1,181)	—		227
Accrued expenses	14,823	5,522	794	—		21,139

Net cash provided by operating activities	72,181	142,543	25,329	—		240,053

Investing activities
Purchases of property and equipment	(3,413)	(37,759)	(4,844)	—		(46,016)
Investment in businesses, net of distributions	—	(15,699)	—	—		(15,699)
Acquisition of businesses, net of cash acquired	—	(899)	—	—		(899)
Proceeds from sale of assets	—	7,879	—	—		7,879

Net cash used in investing activities	(3,413)	(46,478)	(4,844)	—		(54,735)

Financing activities
Borrowings on revolving credit facility	735,000	—	—	—		735,000
Payments on revolving credit facility	(720,000)	—	—	—		(720,000)
Borrowings on 2011 credit facility term loans, net of discount	841,500	—	—	—		841,500
Payments on 2011 credit facility term loans	(4,250)	—	—	—		(4,250)
Payments on 2005 credit facility term loans, net of call premium	(484,633)	—	—	—		(484,633)
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(273,941)	—	—	—		(273,941)
Borrowings of other debt	6,100	955	—	—		7,055
Principal payments on other debt	(5,662)	(755)	(1,082)	—		(7,499)
Debt issuance costs	(18,556)	—	—	—		(18,556)
Repayments of bank overdrafts	(2,183)	—	—	—		(2,183)
Equity investment by Holdings	208	—	—	—		208
Dividends paid to Holdings	(245,729)	—	—	—		(245,729)
Intercompany	114,656	(99,832)	(14,824)	—		—
Distributions to non-controlling interests	—	—	(4,612)	—		(4,612)

Net cash used in financing activities	(57,490)	(99,632)	(20,518)	—		(177,640)

Net increase (decrease) in cash and cash equivalents	11,278	(3,567)	(33)	—		7,678
Cash and cash equivalents at beginning of period	149	3,567	649	—		4,365

Cash and cash equivalents at end of period	$11,427	$—	$616	$—		$12,043

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2010

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$107	$2,060,001	$330,182	$—		$2,390,290

Costs and expenses:
Cost of services	1,473	1,703,096	277,610	—		1,982,179
General and administrative	53,035	9,086	—	—		62,121
Bad debt expense	—	34,267	6,880	—		41,147
Depreciation and amortization	2,837	57,267	8,602	—		68,706

Total costs and expenses	57,345	1,803,716	293,092	—		2,154,153

Income (loss) from operations	(57,238)	256,285	37,090	—		236,137
Other income and expense:
Intercompany interest and royalty fees	(4,057)	4,026	31	—		—
Intercompany management fees	101,878	(86,451)	(15,427)	—		—
Equity in losses of unconsolidated subsidiaries	—	(440)	—	—		(440)
Other income	632	—	—	—		632
Interest expense	(44,921)	(34,965)	(4,586)	—		(84,472)

Income (loss) before income taxes	(3,706)	138,455	17,108	—		151,857
Income tax expense (benefit)	(7,097)	56,271	2,206	—		51,380
Equity in earnings of subsidiaries	92,366	10,647	—	(103,013	)(a)	—

Net income	95,757	92,831	14,902	(103,013)		100,477
Less: Net income attributable to non-controlling interests	—	—	4,720	—		4,720

Net income attributable to Select Medical Corporation	95,757	92,831	10,182	(103,013)		95,757
Other comprehensive income:
Unrealized gain on interest rate swap, net of tax	8,914	—	—	—		8,914

Comprehensive income attributable to Select Medical Corporation	$104,671	$92,831	$10,182	$(103,013)		$104,671

(a)
Elimination of equity in net income from consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$95,757	$92,831	$14,902	$(103,013	)(a)	$100,477
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,837	57,267	8,602	—		68,706
Provision for bad debts	—	34,267	6,880	—		41,147
Equity in losses of unconsolidated subsidiaries	—	440	—	—		440
Loss from disposal of assets	4	329	151	—		484
Non-cash gain from interest rate swaps	(632)	—	—	—		(632)
Non-cash stock compensation expense	2,236	—	—	—		2,236
Amortization of debt discount and issuance costs	6,599	—	—	—		6,599
Deferred income taxes	9,450	—	—	—		9,450
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(92,366)	(10,647)	—	103,013	(a)	—
Accounts receivable	—	(42,549)	(21,780)	—		(64,329)
Other current assets	826	(1,008)	1,777	—		1,595
Other assets	(6,492)	(1,472)	1,193	—		(6,771)
Accounts payable	2,798	(9,971)	12	—		(7,161)
Due to third-party payors	—	(4,390)	2,488	—		(1,902)
Accrued expenses	(25,160)	42,387	2,498	—		19,725

Net cash provided by (used in) operating activities	(4,143)	157,484	16,723	—		170,064

Investing activities
Purchases of property and equipment	(3,078)	(33,186)	(15,497)	—		(51,761)
Proceeds from sale of assets	—	565	—	—		565
Acquisition of businesses, net of cash acquired	—	(165,802)	—	—		(165,802)

Net cash used in investing activities	(3,078)	(198,423)	(15,497)	—		(216,998)

Financing activities
Equity investment by Holdings	241	—	—	—		241
Borrowings on revolving credit facility	227,000	—	—	—		227,000
Payments on revolving credit facility	(202,000)	—	—	—		(202,000)
Payments on credit facility term loan	(1,223)	—	—	—		(1,223)
Borrowings of other debt	5,564	—	783	—		6,347
Principal payments on other debt	(5,589)	(946)	(901)	—		(7,436)
Dividends paid to Holdings	(69,671)	—	—	—		(69,671)
Proceeds from bank overdrafts	18,792	—	—	—		18,792
Intercompany	(46,684)	43,154	3,530	—		—
Distributions to non-controlling interests	—	—	(4,431)	—		(4,431)

Net cash provided by (used in) financing activities	(73,570)	42,208	(1,019)	—		(32,381)

Net increase (decrease) in cash and cash equivalents	(80,791)	1,269	207	—		(79,315)
Cash and cash equivalents at beginning of period	80,940	2,298	442	—		83,680

Cash and cash equivalents at end of period	$149	$3,567	$649	$—		$4,365

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Selected Quarterly Financial Data (Unaudited)

        The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Select Medical Holdings Corporation
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2011
Net operating revenues	$693,186	$698,749	$694,131	$718,441
Income from operations	87,632	81,026	68,073	73,988
Net income attributable to Select Medical Holdings Corporation	$33,672	$11,719	$25,596	$36,859
Income per common share:
Basic	$0.22	$0.08	$0.17	$0.25
Diluted	$0.22	$0.08	$0.17	$0.25

	Select Medical Corporation
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2011
Net operating revenues	$693,186	$698,749	$694,131	$718,441
Income from operations	87,632	81,026	68,073	73,988
Net income attributable to Select Medical Corporation	$38,224	$22,272	$27,291	$38,660

	Select Medical Holdings Corporation
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2012
Net operating revenues	$744,021	$750,193	$713,669	$741,086
Income from operations	91,604	93,513	70,819	80,923
Net income attributable to Select Medical Holdings Corporation	$41,542	$43,172	$24,110	$39,406
Income per common share:
Basic	$0.29	$0.31	$0.17	$0.28
Diluted	$0.29	$0.31	$0.17	$0.28

	Select Medical Corporation
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2012
Net operating revenues	$744,021	$750,193	$713,669	$741,086
Income from operations	91,604	93,513	70,819	80,923
Net income attributable to Select Medical Corporation	$43,279	$45,018	$25,953	$41,254

        The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2013, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation
Select Medical Corporation

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions (A)	Deductions (B)	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2012	$47,469	$39,055	$—	$(44,670)	$41,854
Year ended December 31, 2011	$44,416	$51,347	$108	$(48,402)	$47,469
Year ended December 31, 2010	$43,357	$41,147	$7,448	$(47,536)	$44,416
Income Tax Valuation Allowance
Year ended December 31, 2012	$15,733	$(2,392)	$—	$—	$13,341
Year ended December 31, 2011	$16,622	$(889)	$—	$—	$15,733
Year ended December 31, 2010	$22,372	$(5,750)	$—	$—	$16,622

(A)
Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)
Allowance for doubtful accounts deductions represent write-offs against the reserve for 2010, 2011 and 2012.