Form 10-Q
period 2013-03-31
SELECT MEDICAL HOLDINGS CORP
filed 2013-05-02
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                    to                     .

Commission File Number:  001 – 34465

SELECT MEDICAL HOLDINGS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1764048 (I.R.S. employer identification number)

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

YES ☒         NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES ☒         NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐         NO ☒

As of April 30, 2013, the Company had outstanding 139,513,565 shares of common stock.

Unless context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly-owned subsidiary of Holdings.  References to the “Company,” “we,” “us,” and “our” refer collectively to Select Medical Holdings Corporation and Select Medical Corporation.

PART I           FINANCIAL INFORMATION

ITEM 1.          CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2012	2013

ASSETS
Current Assets:
Cash and cash equivalents	$40,144	$4,500
Accounts receivable, net of allowance for doubtful accounts of $41,854 and $41,639 in 2012 and 2013, respectively	359,929	428,571
Current deferred tax asset	17,877	18,811
Prepaid income taxes	3,895	—
Other current assets	31,818	38,278
Total Current Assets	453,663	490,160

Property and equipment, net	501,552	499,767
Goodwill	1,640,534	1,640,534
Other identifiable intangibles	71,745	71,745
Assets held for sale	2,742	2,742
Other assets	91,125	103,888

Total Assets	$2,761,361	$2,808,836

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$17,836	$12,207
Current portion of long-term debt and notes payable	11,646	17,877
Accounts payable	89,547	93,704
Accrued payroll	88,586	74,706
Accrued vacation	55,714	58,552
Accrued interest	22,016	16,063
Accrued other	102,040	97,833
Income taxes payable	—	17,195
Due to third party payors	1,078	2,975
Total Current Liabilities	388,463	391,112

Long-term debt, net of current portion	1,458,597	1,474,260
Non-current deferred tax liability	89,510	90,446
Other non-current liabilities	68,502	69,206

Total Liabilities	2,005,072	2,025,024

Redeemable non-controlling interests	10,811	11,115

Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 140,589,256 shares and 139,513,565 shares issued and outstanding in 2012 and 2013, respectively	141	140
Capital in excess of par	473,697	469,021
Retained earnings	243,210	273,912

Total Stockholders’ Equity	717,048	743,073
Non-controlling interests	28,430	29,624
Total Equity	745,478	772,697

Total Liabilities and Equity	$2,761,361	$2,808,836

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2012	2013

Net operating revenues	$744,021	$749,955

Costs and expenses:
Cost of services	611,619	624,904
General and administrative	14,224	17,398
Bad debt expense	10,375	9,321
Depreciation and amortization	16,199	15,802
Total costs and expenses	652,417	667,425

Income from operations	91,604	82,530

Other income and expense:
Loss on early retirement of debt	—	(1,467)
Equity in earnings of unconsolidated subsidiaries	2,465	1,058
Interest expense	(23,922)	(23,458)

Income before income taxes	70,147	58,663

Income tax expense	27,575	21,861

Net income	42,572	36,802

Less: Net income attributable to non-controlling interests	1,030	2,384

Net income attributable to Select Medical Holdings Corporation	$41,542	$34,418

Income per common share:
Basic	$0.29	$0.25
Diluted	$0.29	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2012		$745,478	140,589	$141	$473,697	$243,210	$28,430
Net income	$36,047	36,047				34,418	1,629
Net income - attributable to redeemable non-controlling interests	755
Total comprehensive income	$36,802
Issuance and vesting of restricted stock		1,508	40	0	1,508
Stock option expense		241			241
Repurchase of common shares		(9,983)	(1,115)	(1)	(6,425)	(3,557)
Distributions to non-controlling interests		(435)					(435)
Redeemable non-controlling interests redemption value adjustment		(159)				(159)
Balance at March 31, 2013		$772,697	139,514	$140	$469,021	$273,912	$29,624

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2012	2013

Operating activities
Net income	$42,572	$36,802
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,199	15,802
Provision for bad debts	10,375	9,321
Equity in earnings of unconsolidated subsidiaries	(2,465)	(1,058)
Loss (gain) from disposal or sale of assets	(3,550)	41
Loss on early retirement of debt	—	1,467
Non-cash stock compensation expense	1,261	1,749
Amortization of debt discount and issuance costs	1,757	2,304
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(62,319)	(77,963)
Other current assets	(4,419)	(6,407)
Other assets	3,047	(652)
Accounts payable	(1,560)	4,130
Due to third-party payors	485	1,897
Accrued expenses	(20,585)	(20,700)
Income and deferred taxes	27,382	21,293
Net cash provided by (used in) operating activities	8,180	(11,974)

Investing activities
Purchases of property and equipment	(11,751)	(13,999)
Proceeds from sale of assets	16,511	—
Investment in business, net of distributions	(7,840)	(9,977)
Net cash used in investing activities	(3,080)	(23,976)

Financing activities
Borrowings on revolving credit facility	230,000	190,000
Payments on revolving credit facility	(215,000)	(230,000)
Borrowings on credit facility term loans, net of discount	—	298,500
Payments on credit facility term loans	(2,125)	(3,563)
Repurchase of senior floating rate notes	—	(167,300)
Repurchase of 7 5/8% senior subordinated notes	—	(70,000)
Borrowings of other debt	5,835	5,826
Principal payments on other debt	(2,328)	(2,291)
Debt issuance costs	—	(4,209)
Repurchase of common stock	(25,739)	(9,983)
Proceeds from issuance of common stock	95	—
Proceeds from (repayment of) bank overdrafts	2,491	(5,629)
Distributions to non-controlling interests	(1,098)	(1,045)
Net cash provided by (used in) financing activities	(7,869)	306

Net decrease in cash and cash equivalents	(2,769)	(35,644)

Cash and cash equivalents at beginning of period	12,043	40,144
Cash and cash equivalents at end of period	$9,274	$4,500

Supplemental Cash Flow Information
Cash paid for interest	$31,285	$27,206
Cash paid for taxes	$204	$1,140

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Holdings as of March 31, 2013 and for the three month periods ended March 31, 2012 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading.   The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2013.

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

3.  Intangible Assets

Intangible assets consist of the following as of both December 31, 2012 and March 31, 2013:

Gross Carrying Amount
(in thousands)
Indefinite-lived intangible assets:
Goodwill	$1,640,534
Trademarks	57,709
Certificates of need	11,914
Accreditations	2,122
Total	$1,712,279

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At March 31, 2013, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 7.2 years, respectively.

4.  Indebtedness

The components of long-term debt and notes payable are as follows:

	December 31, 2012	March 31, 2013
	(in thousands)

7 5/8% senior subordinated notes	$70,000	$—
Senior secured credit facilities:
Revolving loan	130,000	90,000
Term loans (1)	1,096,641	1,392,300
Senior floating rate notes	167,300	—
Other	6,302	9,837
Total debt	1,470,243	1,492,137
Less: current maturities	11,646	17,877
Total long-term debt	$1,458,597	$1,474,260

(1)         Presented net of unamortized discounts of $14.2 million and $15.0 million at December 31, 2012 and March 31, 2013, respectively.

On February 20, 2013, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the “series B term loan”) to Select.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.

Borrowings under the series B term loan bear interest at a rate equal to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%.  The series B term loan amortizes in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $3.0 million.  The balance of the series B term loan is payable on February 20, 2016.

In addition to the series B term loan, Select’s term loans include an $850.0 million term loan tranche issued on June 1, 2011 (the “original term loan”) and a $275.0 million incremental term loan tranche issued August 13, 2012 (the “series A term loan”). Both the original term loan and series A term loan tranches were issued at a discount and amortize in equal quarterly installments on the last day of each March, June, September and December. The balance of both the original term loan and series A term loan are payable on June 1, 2018.

The Company recognized a loss on early retirement of debt of $1.5 million during the three months ended March 31, 2013 for unamortized debt issuance costs, approximately $0.5 million associated with Select’s 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million associated with Holdings’ senior floating rate notes due 2015.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from April 1, 2013 through December 31, 2013 and the years after 2013 are approximately as follows and are presented net of the discounts on the senior secured credit facility term loans (in thousands):

April 1, 2013 – December 31, 2013	$14,913
2014	12,023
2015	11,942
2016	389,615
2017	8,701
2018 and beyond	1,054,943

5.  Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt.  The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of Select’s senior secured credit facility was $1,226.6 million and $1,482.3 million at December 31, 2012 and March 31, 2013, respectively.  The fair value of

Select’s senior secured credit facility was $1,216.2 million and $1,479.5 million at December 31, 2012 and March 31, 2013, respectively.  The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The Company considers the inputs in the valuation process of its senior secured credit facility to be Level 2 in the fair value hierarchy.  Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability either directly or indirectly which includes quoted prices for identical assets in markets that are not active.

6.  Segment Information

The Company’s reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. Other activities include the Company’s corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.  The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries, and other income (expense).

The following tables summarize selected financial data for the Company’s reportable segments:

	Three Months Ended March 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenue	$553,038	$190,899	$84	$744,021
Adjusted EBITDA	99,954	22,478	(13,368)	109,064
Total assets	2,222,825	437,364	146,389	2,806,578
Capital expenditures	7,051	3,791	909	11,751

	Three Months Ended March 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenue	$557,751	$192,101	$103	$749,955
Adjusted EBITDA	93,347	22,833	(16,099)	100,081
Total assets	2,202,236	447,455	159,145	2,808,836
Capital expenditures	10,897	2,845	257	13,999

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$99,954	$22,478	$(13,368)

Depreciation and amortization	(11,843)	(3,650)	(706)
Stock compensation expense	—	—	(1,261)

				Total
Income (loss) from operations	$88,111	$18,828	$(15,335)	$91,604
Equity in earnings of unconsolidated subsidiaries				2,465
Interest expense				(23,922)

Income before income taxes				$70,147

	Three Months Ended March 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$93,347	$22,833	$(16,099)

Depreciation and amortization	(11,862)	(2,969)	(971)
Stock compensation expense	—	—	(1,749)

				Total
Income (loss) from operations	$81,485	$19,864	$(18,819)	$82,530
Loss on early retirement of debt				(1,467)
Equity in earnings of unconsolidated subsidiaries				1,058
Interest expense				(23,458)

Income before income taxes				$58,663

7.  Income per Common Share

The Company applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. The following table sets forth for the periods indicated the calculation of income per common share in the Company’s consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted income per common share, respectively:

	For the Three Months Ended March 31,
	2012	2013
	(in thousands, except per share data)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$41,542	$34,418
Less: Earnings allocated to unvested restricted stockholders	633	708
Net income available to common stockholders	$40,909	$33,710

Denominator:
Weighted average shares – basic	141,426	137,389
Effect of dilutive securities:
Stock options	214	209
Weighted average shares – diluted	141,640	137,598

Basic income per common share	$0.29	$0.25
Diluted income per common share	$0.29	$0.24

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Stock options	2,415	1,554

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville.

The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days.

The Amended Complaint alleges that the defendants manipulated the length of stay of patients at SSH-Evansville in order to maximize reimbursement under the Medicare prospective payment system applicable to long term acute care hospitals. It also alleges that the defendants manipulated the discharge of patients to other facilities and the timing of readmissions from those facilities in order to enable SSH-Evansville to receive two separate Medicare payments and causing the other facility to submit claims for unnecessary services. The Amended Complaint discusses the federal Stark Law and Anti-Kickback Statute and implies that the behavior of physicians referring to or providing services at SSH-Evansville was based on their financial interests. The Amended Complaint further alleges that Dr. Selby, a pulmonologist formerly on the medical staff of SSH-Evansville, performed unnecessary bronchoscopies at the hospital with the knowledge of the Company, and that Dr. Sloan, the Chief Medical Officer and an attending physician at SSH-Evansville, falsely coded the diagnoses of Medicare patients in order to increase SSH-Evansville’s reimbursement. Moreover, the Amended Complaint alleges that the practices at SSH-Evansville involved corporate policies of the Company used to maximize profit at all Select long term acute care hospitals. The Amended Complaint alleges that, through these acts, the defendants have violated the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act and are liable for unspecified treble damages and penalties.

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

9. Subsequent Event

On May 1, 2013, Select Medical’s board of directors declared a quarterly cash dividend of $0.10 per share. The dividend will be payable on or about May 30, 2013 to stockholders of record as of the close of business on May 20, 2013.

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

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” for the year ended December 31, 2012 contained in our annual report on Form 10-K filed with the SEC on February 26, 2013.

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

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of March 31, 2013, we operated 110 long term acute care hospitals and 12 acute medical rehabilitation hospitals in 28 states, and 985 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  We began operations in 1997 under the leadership of our current management team.  As of March 31, 2013 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $750.0 million for the three months ended March 31, 2013.  Of this total, we earned approximately 74% of our net operating revenues from our specialty hospitals and approximately 26% from our outpatient rehabilitation business.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Patients are typically admitted to our specialty hospitals from general acute care hospitals.  These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer.  Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services.  Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2013 Events

Refinancing

On February 20, 2013, Select entered into an additional credit extension amendment to its senior secured credit facilities that provided for an additional $300.0 million term loan tranche, (the “series B term loan”) to Select.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of Holdings’ senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.  The balance of the series B term loan will be payable on February 20, 2016.

Stock Repurchase Program

The Company’s board of directors has authorized a common stock repurchase program to repurchase up to $350.0 million worth of shares of its common stock.  The program will remain in effect until March 31, 2014, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. The Company is funding this program with cash on hand and borrowings under its revolving credit facility.  The Company repurchased 1,115,691 shares at a cost of approximately $10.0 million, which includes transaction costs, during the three months ended March 31, 2013.  Since the inception of the program through March 31, 2013, the Company has repurchased 23,606,080 shares at a cost of approximately $173.6 million, or $7.36 per share, which includes transaction costs.

Summary Financial Results

Three Months Ended March 31, 2013

For the three months ended March 31, 2013, our net operating revenues increased 0.8% to $750.0 million compared to $744.0 million for the three months ended March 31, 2012.  This increase in net operating revenues resulted principally from increases that occurred within our specialty hospital segment.  We had income from operations for the three months ended March 31, 2013 of $82.5 million compared to $91.6 million for the three months ended March 31, 2012.  Our Adjusted EBITDA for the three months ended March 31, 2013 was $100.1 million, compared to $109.1 million for the three months ended March 31, 2012.  See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The decrease in our income from operations and Adjusted EBITDA is principally due to increases in our operating expenses and increases in our general and administrative expenses, offset in part by increases in our net operating revenues.

Net income was $34.4 million for the three months ended March 31, 2013 compared to $41.5 million for the three months ended March 31, 2012.  The decrease in net income resulted from a decrease in our income from operations described above, a loss on early retirement of debt and a decrease in our equity in earnings of unconsolidated subsidiaries, offset in part by a reduction in our effective income tax rate.

Cash flow from operations used $12.0 million of cash for the three months ended March 31, 2013, principally due to the increases in accounts receivable that resulted primarily from the timing of our Medicare payments.

Regulatory Changes

In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies.  The following is a discussion of recent regulatory changes that are affecting our results of operations in 2013 or may have an affect on our future results of operations.  Our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2013 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

Budget Control Act of 2011

The Budget Control Act of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending.  Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap, which are expected to reduce Medicare payments by more than $11 billion in fiscal year 2013 and $123 billion over the period of fiscal years 2013 to 2021.  On April 1, 2013 a 2% reduction to Medicare payments was implemented.

We have estimated that this reduction will reduce our net operating revenues and income from operations by approximately $20.0 million to $25.0 million for the remainder of 2013.

Medicare Payment of Long Term Acute Care Hospital Services (“LTCH-PPS”)

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2013

On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  Two different standard federal rates apply during fiscal year 2013.  The standard federal rate for discharges on or after October 1, 2012 and before December 29, 2012 was set at $40,916 and the standard federal rate for discharges on or after December 29, 2012 for the remainder of fiscal year 2013 is $40,398 both of which are an increase from the fiscal year 2012 standard federal rate of $40,222. The update to the standard federal rate for fiscal year 2013 through December 28, 2012 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%, and less an additional reduction of 0.1% mandated by the Patient Protection and Affordable Care Act (“PPACA”). The standard federal rate for the period of December 29, 2012 through the remainder of fiscal 2013 is further reduced by a portion of the one-time budget neutrality adjustment of 1.266%, as discussed below.  The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2013 of $15,408, which is a decrease from the fixed-loss amount in the 2012 fiscal year of $17,931.

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2014

On April 26, 2013, CMS released an advanced copy of the proposed policies and payment rates for the LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate would be set at $40,622, an increase from the standard federal rate applicable during the period from December 29, 2012 through the remainder of fiscal year 2013 of $40,398. The update to the standard federal rate for fiscal year 2014, if adopted, would include a market basket increase of 2.5%, less a productivity adjustment of 0.4%, less an additional reduction of 0.3% mandated by the PPACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases would be set at $14,139, which is a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

Short Stay Outlier Policy

CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” The SSO rule was further revised adding a category referred to as a “very short stay outlier” for discharges occurring after December 29, 2012. For cases with a length of stay that is equal to or less than one standard deviation from the geometric average length of stay for the same MS-DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule lowers the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold continue to be paid under the SSO payment policy.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients.  The SCHIP Extension Act of 2007 as amended by the American Recovery and Reinvestment Act and the PPACA, has limited the application of the 25 Percent Rule.  CMS adopted through regulations an additional one-year extension of relief from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013.  After the expiration of the extension, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period.

In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2014, CMS proposes to allow the regulatory moratorium on the full application of the 25 Percent Rule to lapse.  CMS also seeks public comments on adoption of a payment adjustment based on whether a particular case qualifies as chronically critically ill/medically complex (“CCI/MC”). CMS is considering a change to the LTCH-PPS payment policies that would limit full LTCH-PPS payment to those patients meeting the definition of CCI/MC while they were in an IPPS hospital inpatient setting and subsequently directly admitted to an LTCH. Payment for non-CCI/MC patients would be made at an “IPPS comparable amount,” that is, an amount comparable to what would have been paid under the IPPS calculated as a per diem rate with total payments capped at the full IPPS MS-DRG payment rate. We cannot predict whether CMS will adopt the CCI/MC patient-level criteria in the future or, if adopted, how such criteria would affect the application of the 25 Percent Rule to our LTCHs.

One-Time Budget Neutrality Adjustment

The regulations governing LTCH-PPS authorizes CMS to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS.  In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted a one-time budget neutrality adjustment that results in a permanent negative adjustment of 3.75% to the LTCH base rate.  CMS is implementing the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015, except that the adjustment did not apply to payments for discharges occurring on or after October 1, 2012 through December 28, 2012.

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

Medicare Payment of Inpatient Rehabilitation Facility Services (“IRF-PPS”)

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

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2013, the annual limit on outpatient therapy services is $1,900 for combined physical and speech language pathology services and $1,900 for occupational therapy services. The per beneficiary caps were $1,880 for calendar year 2012. The Middle Class Tax Relief and Job Creation Act of 2012 extended the annual limits on therapy expenses to hospital outpatient departments for dates of service on or after October 1, 2012. The application of annual limits to hospital outpatient department settings will sunset at the end of 2013 unless Congress takes further action to extend it.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The American Taxpayer Relief Act of 2012 extends the exceptions process for outpatient therapy caps through December 31, 2013. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2014, except those services furnished and billed by outpatient hospital departments, as noted above.

The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. The American Taxpayer Relief Act of 2012 extends through December 31, 2013 the requirement that Medicare perform manual medical review of therapy services when an exception is requested for cases in which the beneficiary has reached a specified dollar aggregate threshold, including therapy services furnished in hospital outpatient departments. Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.  As of January 1, 2013, CMS implemented a claims based data collection strategy that is designed to assist in reforming the Medicare payment system for outpatient therapy. Effective January 1, 2013, all therapy claims must include additional codes and modifiers providing information about the beneficiary’s functional status at the outset of the therapy episode of care, specified points during treatment, and at the time of discharge.  After July 1, 2013, claims submitted without the appropriate codes and modifiers will be returned unpaid.

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings.  The American Taxpayer Relief Act of 2012 increases the payment reduction in either setting to 50% effective April 1, 2013 for all outpatient therapy services. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction will increase to 50%.

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

	Three Months Ended March 31,
	2012	2013

Specialty hospital data(1):
Number of hospitals owned — start of period	115	116
Number of hospitals acquired	1	—
Number of hospital start-ups	1	—
Number of hospitals owned — end of period	117	116
Number of hospitals managed — end of period	6	6
Total number of hospitals (all) — end of period	123	122
Long term acute care hospitals	111	110
Rehabilitation hospitals	12	12
Available licensed beds (2)	5,205	5,158
Admissions (2)	14,055	13,856
Patient days (2)	343,021	339,382
Average length of stay (days) (2)	24	25
Net revenue per patient day (2)(3)	$1,525	$1,543
Occupancy rate (2)	73%	73%
Percent patient days — Medicare (2)	65%	65%

Outpatient rehabilitation data:
Number of clinics owned — start of period	850	867
Number of clinic start-ups	8	4
Number of clinics closed/sold	(10)	—
Number of clinics owned — end of period	848	871
Number of clinics managed — end of period	102	114
Total number of clinics (all) — end of period	950	985
Number of visits (2)	1,152,209	1,162,623
Net revenue per visit (2)(4)	$103	$105

(1)         Specialty hospitals consist of long term acute care hospitals and inpatient rehabilitation facilities.

(2)         Data excludes specialty hospitals and outpatient clinics managed by the Company.

(3)         Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(4)         Net revenue per visit is calculated by dividing outpatient rehabilitation clinic direct patient service revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation direct patient service clinic revenue does not include contract services revenue.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months Ended March 31,
	2012	2013
Net operating revenues	100.0%	100.0%
Cost of services(1)	82.2	83.3
General and administrative	1.9	2.3
Bad debt expense	1.4	1.3
Depreciation and amortization	2.2	2.1
Income from operations	12.3	11.0

Loss on early retirement of debt	—	(0.2)

Equity in earnings of unconsolidated subsidiaries	0.3	0.1
Interest expense	(3.2)	(3.1)
Income before income taxes	9.4	7.8
Income tax expense	3.7	2.9
Net income	5.7	4.9
Net income attributable to non-controlling interests	0.1	0.3
Net income attributable to Holdings	5.6%	4.6%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Three Months Ended March 31,
	2012	2013	% Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$553,038	$557,751	0.9%
Outpatient rehabilitation	190,899	192,101	0.6
Other(2)	84	103	22.6
Total company	$744,021	$749,955	0.8%

Income (loss) from operations:
Specialty hospitals	$88,111	$81,485	(7.5)%
Outpatient rehabilitation	18,828	19,864	5.5
Other(2)	(15,335)	(18,819)	(22.7)
Total company	$91,604	$82,530	(9.9)%

Adjusted EBITDA:(3)
Specialty hospitals	$99,954	$93,347	(6.6)%
Outpatient rehabilitation	22,478	22,833	1.6
Other(2)	(13,368)	(16,099)	(20.4)
Total company	$109,064	$100,081	(8.2)%

Adjusted EBITDA margins:(3)
Specialty hospitals	18.1%	16.7%
Outpatient rehabilitation	11.8	11.9
Other(2)	N/M	N/M
Total company	14.7%	13.3%

Total assets:
Specialty hospitals	$2,222,825	$2,202,236
Outpatient rehabilitation	437,364	447,455
Other(2)	146,389	159,145
Total company	$2,806,578	$2,808,836

Purchases of property and equipment, net:
Specialty hospitals	$7,051	$10,897
Outpatient rehabilitation	3,791	2,845
Other(2)	909	257
Total company	$11,751	$13,999

N/M — Not Meaningful.

(1)         Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)         Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Net income	$42,572	$36,802
Income tax expense	27,575	21,861
Interest expense	23,922	23,458
Loss on early retirement of debt	—	1,467
Equity in earnings of unconsolidated subsidiaries	(2,465)	(1,058)
Stock compensation expense:
Included in general and administrative	772	1,196
Included in cost of services	489	553
Depreciation and amortization	16,199	15,802
Adjusted EBITDA	$109,064	$100,081

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Operating Revenues

Our net operating revenues increased by 0.8% to $750.0 million for the three months ended March 31, 2013 compared to $744.0 million for the three months ended March 31, 2012.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 0.9% to $557.8 million for the three months ended March 31, 2013 compared to $553.0 million for the three months ended March 31, 2012.  The growth in net operating revenue primarily resulted from increases in revenues that are generated from contracted labor services provided to our joint venture with Baylor Health Care System (the “Baylor JV”).  Our patient days decreased 1.1% to 339,382 days for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, which resulted from a decrease in our Medicare patient days.  Our occupancy percentage was 73% for both the three months ended March 31, 2013 and 2012.  Our average net revenue per patient day was $1,543 for the three months ended March 31, 2013 compared to $1,525 for the three months ended March 31, 2012 and resulted from increases in our average non-Medicare net revenue per patient day.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 0.6% to $192.1 million for the three months ended March 31, 2013 compared to $190.9 million for the three months ended March 31, 2012.  The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended March 31, 2013 increased 3.0% compared to the three months ended March 31, 2012.  The increase was related to growth in both our net revenue per visit and number of visits.  Net revenue per visit in our owned outpatient rehabilitation clinics increased 1.9% to $105 for the three months ended March 31, 2013 compared to $103 for the three months ended March 31, 2012.  The number of visits in our owned outpatient rehabilitation clinics increased 0.9% for the three months ended March 31, 2013 to 1,162,623 visits compared to 1,152,209 visits for the three months ended March 31, 2012.  Our contract services business experienced a decrease in net operating revenues of approximately 6.0% compared to the three months ended March 31, 2012, which principally resulted from the termination of contracts.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $15.4 million to $651.6 million for the three months ended March 31, 2013 compared to $636.2 million for the three months ended March 31, 2012.  As a percentage of our net operating revenues, our operating expenses were 86.9% for the three months ended March 31, 2013 compared to 85.5% for the three months ended March 31, 2012.  Our cost of services, a major component of which is labor expense, were $624.9 million or 83.3% of net operating revenue for the three months ended March 31, 2013 compared to $611.6 million or 82.2% of net operating revenue for the three months ended March 31, 2012.  The principal cause of the increase in cost of services as a percentage of net operating revenue resulted from inflationary increases in labor costs in our specialty hospitals.

Facility rent expense, which is a component of cost of services, was $30.4 million for the three months ended March 31, 2013 compared to $30.3 million for the three months ended March 31, 2012.  General and administrative expenses were 2.3% of net operating revenue or $17.4 million for the three months ended March 31, 2013 compared to 1.9% of net operating revenue or $14.2 million for the three months ended March 31, 2012.  Our general and administrative expenses for the three months ended March 31, 2012 were favorably impacted by a gain on the sale of a building; excluding this gain, general and administrative expenses for the three months ended March 31, 2012 would have also been 2.3% of net operating revenue.  Our bad debt expense was $9.3 million or 1.3% of net operating revenues for the three months ended March 31, 2013 compared to $10.4 million or 1.4% of net operating revenues for the three months ended March 31, 2012.

Adjusted EBITDA

Specialty Hospitals.   Adjusted EBITDA for our specialty hospitals decreased 6.6% to $93.3 million for the three months ended March 31, 2013 compared to $100.0 million for the three months ended March 31, 2012.  Our Adjusted EBITDA margins for the segment decreased to 16.7% for the three months ended March 31, 2013 from 18.1% for the three months ended March 31, 2012.  The decrease in Adjusted EBITDA for our specialty hospitals was primarily the result of increases in our labor costs discussed above under “Operating Expenses.”

Outpatient Rehabilitation.   Our Adjusted EBITDA for our outpatient rehabilitation segment increased 1.6% to $22.8 million for the three months ended March 31, 2013 compared to $22.5 million for the three months ended March 31, 2012.  Our Adjusted EBITDA margins for the outpatient rehabilitation segment increased to 11.9% for the three months ended March 31, 2012 from 11.8% for the three months ended March 31, 2012.  The increase in the Adjusted EBITDA for our outpatient rehabilitation segment is principally due to the increases in net operating revenues of our outpatient rehabilitation clinics discussed above under “Net Operating Revenues.”  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $0.6 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  Our Adjusted EBITDA margins for our outpatient rehabilitation clinics was 13.3% for both the three months ended March 31, 2013 and 2012.  The Adjusted EBITDA in our contract services business decreased by $0.3 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  The Adjusted EBITDA margins for our contract services business declined to 7.4% for the three months ended March 31, 2013 from 7.5% for the three months ended March 31, 2012.

Other.   The Adjusted EBITDA loss was $16.1 million for the three months ended March 31, 2013 compared to an Adjusted EBITDA loss of $13.4 million for the three months ended March 31, 2012.  The lower Adjusted EBITDA loss for the three months ended March 31, 2012 is primarily attributable to the gain on the sale of a building during the same period last year, as described under “Operating Expenses.”

Income from Operations

For the three months ended March 31, 2013 we had income from operations of $82.5 million compared to $91.6 million for the three months ended March 31, 2012.  The decrease in our income from operations resulted principally from increases in cost of services and general and administrative expenses as discussed under “Operating Expenses,” offset in part by increases in Baylor JV net operating revenues in our specialty hospitals as discussed under “Net Operating Revenues” and a reduction in our bad debt expense.

Loss on Early Retirement of Debt

On March 22, 2013 we redeemed all of Select’s outstanding 7 5/8% senior subordinated notes due 2015, and redeemed all of our senior floating rate notes due 2015.  We recognized a loss on early retirement of debt of $1.5 million for the unamortized deferred financing costs associated with the redeemed debt.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended March 31, 2013, we had equity in earnings of unconsolidated subsidiaries of $1.1 million compared to equity in earnings of unconsolidated subsidiaries of $2.5 million for the three months ended March 31, 2012.  The decrease in our equity in earnings of unconsolidated subsidiaries resulted from decreases in earnings contributed from the Baylor JV and losses incurred in start-up companies where we own a minority interest.

Interest Expense

Interest expense was $23.5 million for the three months ended March 31, 2013 compared to $23.9 million for the three months ended March 31, 2012.  The decrease in interest expense was principally due to a decline in interest rates as compared to the same period in the prior year as a result of refinancing transactions that occurred in September 2012.

Income Taxes

We recorded income tax expense of $21.9 million for the three months ended March 31, 2013, which represented an effective tax rate of 37.3%.  We recorded income tax expense of $27.6 million for the three months ended March 31, 2012, which represented an effective tax rate of 39.3%.  The decline in our effective tax rate has resulted from an increase in taxes of our consolidated subsidiaries as pass-through entities where we only record income taxes on our share of the income and a reduction in valuation reserves related to state net operating loss carryforwards.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $2.4 million for the three months ended March 31, 2013 and $1.0 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2013 and Three Months Ended March 31, 2012

	Three Months Ended March 31,
	2012	2013
	(in thousands)

Cash flows provided by (used in) operating activities	$8,180	$(11,974)
Cash flows used in investing activities	(3,080)	(23,976)
Cash flows provided by (used in) financing activities	(7,869)	306
Net decrease in cash and cash equivalents	(2,769)	(35,644)
Cash and cash equivalents at beginning of period	12,043	40,144
Cash and cash equivalents at end of period	$9,274	$4,500

Operating activities used $12.0 million of cash flows for the three months ended March 31, 2013.  Our days sales outstanding were 51 days at March 31, 2013, 57 days at March 31, 2012 and 45 days at December 31, 2012.  The increase in days sales outstanding between December 31, 2012 and March 31, 2013 is primarily related to the timing of payments we receive from Medicare for the services provided at our specialty hospitals.

Investing activities used $24.0 million of cash flow for the three months ended March 31, 2013.  The use of cash included $14.0 million related to the purchase of property and equipment and $10.0 million related to our investment in an unconsolidated business.  Investing activities used $3.1 million of cash flow for the three months ended March 31, 2012.  The principal use of cash included $11.8 million related to the purchase of property and equipment and $7.8 million related to an investment in an unconsolidated business.  During the three months ended March 31, 2012 the use of cash for investing activities was offset by $16.5 million in proceeds related to a sale of a building.

Financing activities provided $0.3 million of cash flow for the three months ended March 31, 2013.  This resulted from the additional term loan borrowing under the senior secured credit facility of $298.5 million used to redeem $167.3 million principal amount of our senior floating rate notes and $70.0 million principal amount of Select’s 7 5/8% senior subordinated notes, and pay $4.2 million of debt issuance costs related to the transaction.  Additionally we made net repayments on the revolving portion of the credit facility of $40.0 million and repurchased $10.0 million of common stock.  Financing activities used $7.9 million of cash flow for the three months ended March 31, 2012.  The primary use of cash was $25.7 million related to the repurchase of common stock offset in part by net borrowings on our revolving credit facility of $15.0 million.

Capital Resources

We had net working capital of $99.0 million at March 31, 2013 compared to net working capital of $65.2 million at December 31, 2012.  The increase in net working capital is primarily due to increases in accounts receivable as of March 31, 2013.

On February 20, 2013, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, referred to as the “series B term loan.”  On March 22, 2013, Select used the borrowings under the series B term loan to redeem all of Select’s outstanding 7 5/8% senior subordinated notes due 2015, to finance Holdings’ redemption of all of its senior floating rate notes due 2015, and to repay a portion of the balance outstanding under Select’s revolving credit facility.

At March 31, 2013, we had outstanding borrowings of $1,392.3 million (net of unamortized original issue discounts of $15.0 million) under the term loans and borrowings of $90.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities. We had $175.9 million of availability under our revolving loan facility (after giving effect to $34.1 million of outstanding letters of credit) at March 31, 2013.

Select’s term loans consist of three tranches of term loan borrowings, including the series B term loan. In June 2011 Select entered into its existing senior secured credit facilities, which included an $850.0 million term loan tranche, referred to as the “original term loan” and in August 2012 Select entered into a $275.0 million incremental term loan referred to as the “series A term loan.” All three tranches of term loans amortize in equal quarterly installments on the last day of each March, June, September and December.

The applicable margin percentage for borrowings under our original term loan and series A term loan is (1) 2.75% for alternate base rate loans and (2) 3.75% for adjusted LIBO rate loans. The adjusted LIBO rate at no time shall be less than 1.75% when used in reference to borrowings under our original term loan and series A term loan. The original term loan aggregate annual amortization equals $8.5 million and series A term loan aggregate annual amortization equals $2.8 million. The balance of the original term loan and series A term loan will be payable on June 1, 2018.

Borrowings under the series B term loan bear interest at a rate equal to (1) 2.25% for alternate base rates loans and (2) 3.25% for adjusted LIBO rate loans.   The series B term loan aggregate annual amortization equals $3.0 million.  The balance of the series B term loan will be payable on February 20, 2016.

The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in the credit agreement). The applicable margin percentage for revolving loans as of March 31, 2013 was (1) 2.50% for alternate base rate loans and (2) 3.50% for adjusted LIBO rate loans.

Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended March 31, 2013, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 4.50 to 1.00. Select’s leverage ratio was 3.80 to 1.00 as of March 31, 2013.

We may from time to time seek to refinance all or a portion of the outstanding indebtedness under our senior secured credit facility.  We may do this to either seek to extend the maturity profile of our existing indebtedness, obtain more favorable pricing terms, or both.  In connection with such a refinancing transaction, we may also consider a new notes offering.  Any such future refinancing transaction will depend on prevailing market conditions and other factors.

The Company’s board of directors has authorized a common stock repurchase program to repurchase up to $350.0 million worth of shares of its common stock.  The program will remain in effect until March 31, 2014, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. The Company is funding this program with cash on hand and borrowings under its revolving credit facility.  During the three months ended March 31, 2013, the Company repurchased 1,115,691 shares at a cost of approximately $10.0 million, an average cost per share of $8.95, which includes transaction costs.  Since the inception of the program through March 31, 2013, the Company has repurchased 23,606,080 shares at a cost of approximately $173.6 million, or $7.36 per share, which includes transaction costs.

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

Dividend

On May 1, 2013, Select Medical’s board of directors declared a quarterly cash dividend of $0.10 per share. The dividend will be payable on or about May 30, 2013 to stockholders of record as of the close of business on May 20, 2013.

Effects of inflation and changing prices

We derive a substantial portion of our revenues from the Medicare program. We have been, and could be in the future, affected by the continuing efforts of governmental and private third party payors to contain healthcare costs by limiting or reducing reimbursement payments.

Additionally, reimbursement payments under governmental and private third party payor programs may not increase to sufficiently cover increasing costs. Medicare reimbursement in long term acute care hospitals, and inpatient rehabilitation facilities are subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payments under what is commonly known as a “market basket update.” Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services and may be reduced by CMS for other adjustments.

The healthcare industry is labor intensive and the Company’s largest expenses are labor related costs. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. While we believe the current economic climate may help to moderate wage increases in the near term, there can be no guarantee we will not experience increases in the cost of labor, as the need for clinical healthcare professionals is expected to grow. In addition, suppliers pass along rising costs to us in the form of higher prices.  We have little or no ability to pass on these increased costs associated with providing services due to federal laws that establish fixed reimbursement rates.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility.  As of March 31, 2013, we had $1,407.3 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $90.0 million in revolving loans outstanding under our senior secured credit facility, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.9 million annual change in interest expense.  However, because the variable interest rate for an aggregate $1,108.1 million in original term loan and series A term loan is subject to an Adjusted LIBO Rate floor of 1.75% until the Adjusted LIBO Rate exceeds 1.75%, our interest rate on this indebtedness is effectively fixed at 5.50%.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of March 31, 2013 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days.

The Amended Complaint alleges that the defendants manipulated the length of stay of patients at SSH-Evansville in order to maximize reimbursement under the Medicare prospective payment system applicable to long term acute care hospitals. It also alleges that the defendants manipulated the discharge of patients to other facilities and the timing of readmissions from those facilities in order to enable SSH-Evansville to receive two separate Medicare payments and causing the other facility to submit claims for unnecessary services. The Amended Complaint discusses the federal Stark Law and Anti-Kickback Statute and implies that the behavior of physicians referring to or providing services at SSH-Evansville was based on their financial interests. The Amended Complaint further alleges that Dr. Selby, a pulmonologist formerly on the medical staff of SSH-Evansville, performed unnecessary bronchoscopies at the hospital with the knowledge of the Company, and that Dr. Sloan, the Chief Medical Officer and an attending physician at SSH-Evansville, falsely coded the diagnoses of Medicare patients in order to increase SSH-Evansville’s reimbursement. Moreover, the Amended Complaint alleges that the practices at SSH-Evansville involved corporate policies of the Company used to maximize profit at all Select long term acute care hospitals. The Amended Complaint alleges that, through these acts, the defendants have violated the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act and are liable for unspecified treble damages and penalties.

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

ITEM 1A.              RISK FACTORS

On April 26, 2013, CMS released an advanced copy of the proposed policies and payment rates for the LTCH-PPS for fiscal year 2014.  As a result of the proposed policies, we have updated the following risk factors contained in our Annual Report on Form 10-K for year ended December 31, 2012.

Full implementation of Medicare admission thresholds applicable to LTCHs operated as HIHs or as “satellites” will have an adverse effect on our future net operating revenues and profitability.

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

The SCHIP Extension Act, as amended by the ARRA and the PPACA, limited the application of the Medicare admission threshold on HIHs in existence on October 1, 2004. For these HIHs, the admission threshold was no lower than 50% for a five year period to commence on an LTCH’s first cost reporting period to begin on or after October 1, 2007. Under the SCHIP Extension Act, for HIHs located in rural areas the percentage threshold was no more than 75% for the same five year period. For HIHs that are co-located with MSA dominant hospitals or single urban hospitals, the percentage threshold was no more than 75% during the same five year period. The SCHIP Extension Act, as amended, limited the full application of the Medicare percentage threshold and, in some cases, postponed application of the percentage threshold until cost reporting periods beginning on or after July 1, 2012 or October 1, 2012. Through regulations published on August 1, 2012, CMS adopted a one-year extension of relief granted by the SCHIP Extension Act from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013. In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2014, CMS proposes to allow the full application of Medicare admission thresholds to go into effect for cost reporting periods beginning on or after October 1, 2013.

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

Because these rules are complex and are based on the volume of Medicare admissions from our host hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues, income from operations and Adjusted EBITDA of compliance with these regulations. Additionally, in the absence of an additional extension of relief by CMS, like that granted in its regulations published on August 1, 2012, or the passage of new legislation similar to the legislation proposed in 2011 and discussed below, we expect many of our HIHs will experience an adverse financial impact when full implementation of the Medicare admission thresholds goes into effect for LTCHs with cost reporting periods beginning on or after October 1, 2013. As a result, we expect these rules will adversely affect our future net operating revenues and profitability.

Full implementation of Medicare admission thresholds applicable to LTCHs operated as free-standing or grandfathered HIHs or grandfathered “satellites” will have an adverse effect on our future net operating revenues and profitability.

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

The SCHIP Extension Act, as amended, postponed the application of the percentage threshold to free-standing LTCHs and grandfathered HIHs for a five-year period commencing on an LTCH’s first cost reporting period on or after July 1, 2007. However, the SCHIP Extension Act did not postpone the application of the percentage threshold to Medicare patients discharged from an LTCH HIH or HIH satellite that were admitted from a non-co-located hospital. In addition, the SCHIP Extension Act, as interpreted by CMS, did not provide relief from the application of the threshold for patients admitted from a co-located hospital to certain non-grandfathered HIHs. The ARRA limits application of the admission threshold to no more than 50% of Medicare admissions to grandfathered satellites from a co-located hospital for a five year period commencing on the first cost reporting period beginning on or after July 1, 2007. Through regulations published on August 1, 2012, CMS adopted a one-year extension of relief granted by the SCHIP Extension Act from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012. Those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and before October 1, 2012 are subject to a modified admission threshold for discharges occurring in a three month period between July 1, 2012 and September 30, 2012. In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2014, CMS proposes to allow the full application of Medicare admission thresholds to go into effect in cost reporting periods beginning on or after October 1, 2013, including the Medicare admission thresholds applicable to freestanding facilities, grandfathered HIHs and grandfathered satellites.  Of the 109 LTCHs we owned as of December 31, 2012, 32 were operated as free-standing hospitals and two qualified as grandfathered LTCH HIHs.

Because these rules are complex and are based on the volume of Medicare admissions from other referring hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues, income from operations and Adjusted EBITDA of compliance with these regulations. If the full application of the Medicare admission thresholds goes into effect for all LTCHs, including those operated as free-standing, HIHs, satellites and grandfathered HIHs and satellites, we will experience lower rates of reimbursement for Medicare admissions in excess of the specified percentages.  Our LTCHs have cost reporting periods that commence on various dates throughout the calendar year.  Therefore, the application of the lower admission thresholds will be staggered and we would not realize the full impact of lower admission thresholds until 2015.  We have performed an initial review of the potential impact of lower admission thresholds to our LTCHs.  Without initiating any mitigation, we estimate the net impact to income from operations and Adjusted EBITDA for the year ending December 31, 2013 to be less than $1.0 million.  With the execution of successful mitigation strategies and operating cost reductions, we believe the net impact to income from operations and Adjusted EBITDA for the years ending December 31, 2014 and 2015 to be between $5.0 to $10.0 million and $5.0 to $15.0 million, respectively.

Implementation of additional patient or facility criteria for LTCHs that limit the population of patients eligible for our hospitals’ services or change the basis on which we are paid could adversely affect our net operating revenue and profitability.

CMS and industry stakeholders have, for a number of years, explored the development of facility and patient certification criteria for LTCHs, potentially as an alternative to the current specific payment adjustment features of LTCH-PPS. In its June 2004 report to Congress, MedPAC recommended the adoption by CMS of new facility staffing and services criteria and patient clinical characteristics and treatment requirements for LTCHs in order to ensure that only appropriate patients are admitted to these facilities. MedPAC is an independent federal body that advises Congress on issues affecting the Medicare program. After MedPAC’s recommendation, CMS awarded a contract to Research Triangle Institute

International to examine such recommendation. However, while acknowledging that Research Triangle Institute International’s findings are expected to have a substantial impact on future Medicare policy for LTCHs, CMS stated in its payment update published in May 2006, that many of the specific payment adjustment features of LTCH-PPS then in place may still be necessary and appropriate even with the development of patient- and facility-level criteria for LTCHs. In early 2008, CMS indicated that Research Triangle Institute International continues to work with the clinical community to make recommendations to CMS regarding payment and treatment of critically ill patients in LTCHs. The SCHIP Extension Act requires the Secretary of the Department of Health and Human Services to conduct a study and submit a report to Congress on the establishment of national LTCH facility and patient criteria and to consider the recommendations contained in MedPAC’s June 2004 report to Congress. In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2014, CMS described the preliminary findings of the ongoing research being conducted by Kennell and Associates and its subcontractor, Research Triangle Institute International, under the guidance of the Center for Medicare and Medicaid Innovation.  According to CMS, the preliminary findings suggest that chronically critically ill and medically complex patients can be identified by specific clinical factors as appropriate for treatment in an LTCH. CMS indicted that it is seeking public comment on a proposed change to the payment system that would limit full LTCH-PPS payment to cases that qualify as chronically critically ill/medically complex (“CCI/MC”) while they were in an IPPS hospital inpatient setting and subsequently directly admitted to a LTCH. Payment for non-CCI/MC patients would be made at an “IPPS comparable amount,” that is, an amount comparable to what would have been paid under the IPPS calculated as a per diem rate with total payments capped at the full IPPS MS-DRG payment rate.  CMS also noted that it intends to study the alternative policy options for payment of chronically critically ill cases presented at MedPAC’s April 5, 2013 meeting. We cannot predict whether CMS will adopt additional patient criteria in the future or, if adopted, how such criteria would affect our LTCHs. Legislation was introduced in the United States Senate on August 2, 2011. The proposed legislation would have implemented new patient-level and facility-level criteria for LTCHs, including a standardized preadmission screening process, specific criteria for admission and continued stay in an LTCH, and a list of core services that an LTCH must offer. In addition, the legislation would have required LTCHs to meet additional classification criteria to continue to be paid under LTCH-PPS. After a phase-in period, a threshold percentage of an LTCH’s Medicare fee-for-service discharges would have been required to meet specified criteria. The proposed legislation would have repealed, and prohibited CMS from applying, the 25 Percent Rule that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients. Though no action was taken by Congress with respect to the proposed legislation, hospital industry groups continue to press for similar legislation. Implementation of these or other criteria that may limit the population of patients eligible for our LTCHs’ services or change the basis on which we are paid could adversely affect our net operating revenues and profitability. See “Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement.”

Except as set forth above, there have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The board of directors of Holdings has authorized a program to repurchase up to $350.0 million worth of shares of its common stock.  The program will remain in effect until March 31, 2014, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. Funding for this program has come from cash on hand and borrowings under the revolving credit facility.  The Company repurchased 1,115,691 shares at a cost of $10.0 million, which includes transaction costs, during the three months ended March 31, 2013.

The following table sets forth the monthly purchases made under this program during the three months ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	—	—	—	$186,354,165
February 1, 2013 to February 28, 2013	244,605	$8.77	244,605	$184,204,234
March 1, 2013 to March 31, 2013	871,086	$8.97	871,086	$176,371,503
First Quarter 2013	1,115,691	$8.93	1,115,691	$176,371,503

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 38 hereof.

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
(Principal Accounting Officer)

Dated:  May 2, 2013

EXHIBIT INDEX

Exhibit	Description

10.1

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

10.2

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) Consolidated Balance Sheets as March 31, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity and Income for the three months ended March 31, 2013 and (v) Notes to Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.