Form 10-Q
period 2013-06-30
SELECT MEDICAL HOLDINGS CORP
filed 2013-08-08
CIK 1320414

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2013

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

As of July 31, 2013, the Company had outstanding 139,625,565 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2012	2013	2012	2013

ASSETS
Current Assets:
Cash and cash equivalents	$40,144	$8,768	$40,144	$8,768
Accounts receivable, net of allowance for doubtful accounts of $41,854 and $43,066 at 2012 and 2013, respectively	359,929	427,191	359,929	427,191
Current deferred tax asset	17,877	14,850	17,877	14,850
Prepaid income taxes	3,895	12,219	3,895	12,219
Other current assets	31,818	38,077	31,818	38,077
Total Current Assets	453,663	501,105	453,663	501,105

Property and equipment, net	501,552	498,808	501,552	498,808
Goodwill	1,640,534	1,641,796	1,640,534	1,641,796
Other identifiable intangibles	71,745	71,713	71,745	71,713
Other assets	93,867	131,633	92,819	131,633

Total Assets	$2,761,361	$2,845,055	$2,760,313	$2,845,055

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$17,836	$19,461	$17,836	$19,461
Current portion of long-term debt and notes payable	11,646	13,230	11,646	13,230
Accounts payable	89,547	86,914	89,547	86,914
Accrued payroll	88,586	76,289	88,586	76,289
Accrued vacation	55,714	60,304	55,714	60,304
Accrued interest	22,016	9,057	18,759	9,057
Accrued other	102,040	94,127	107,280	94,127
Due to third party payors	1,078	6,295	1,078	6,295
Total Current Liabilities	388,463	365,677	390,446	365,677

Long-term debt, net of current portion	1,458,597	1,517,728	1,291,297	1,517,728
Non-current deferred tax liability	89,510	89,676	89,510	89,676
Other non-current liabilities	68,502	70,647	68,502	70,647

Total Liabilities	2,005,072	2,043,728	1,839,755	2,043,728

Redeemable non-controlling interests	10,811	12,520	10,811	12,520

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 140,589,256 shares and 139,625,565 shares issued and outstanding at 2012 and 2013, respectively	141	140	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	473,697	470,809	859,839	864,557
Retained earnings (accumulated deficit)	243,210	287,350	21,478	(106,258)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	717,048	758,299	881,317	758,299
Non-controlling interest	28,430	30,508	28,430	30,508
Total Equity	745,478	788,807	909,747	788,807

Total Liabilities and Equity	$2,761,361	$2,845,055	$2,760,313	$2,845,055

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2012	2013	2012	2013

Net operating revenues	$750,193	$756,673	$750,193	$756,673

Costs and expenses:
Cost of services	612,669	625,730	612,669	625,730
General and administrative	18,554	17,927	18,554	17,927
Bad debt expense	10,029	8,846	10,029	8,846
Depreciation and amortization	15,428	15,907	15,428	15,907
Total costs and expenses	656,680	668,410	656,680	668,410

Income from operations	93,513	88,263	93,513	88,263

Other income and expense:
Loss on early retirement of debt	—	(17,280)	—	(17,280)
Equity in earnings of unconsolidated subsidiaries	2,752	568	2,752	568
Interest expense	(23,798)	(21,904)	(20,957)	(21,904)

Income before income taxes	72,467	49,647	75,308	49,647

Income tax expense	27,651	19,769	28,646	19,769

Net income	44,816	29,878	46,662	29,878

Less: Net income attributable to non-controlling interests	1,644	2,098	1,644	2,098

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$43,172	$27,780	$45,018	$27,780

Income per common share:
Basic	$0.31	$0.20
Diluted	$0.31	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013

Net operating revenues	$1,494,214	$1,506,628	$1,494,214	$1,506,628

Costs and expenses:
Cost of services	1,224,288	1,250,634	1,224,288	1,250,634
General and administrative	32,778	35,325	32,778	35,325
Bad debt expense	20,404	18,167	20,404	18,167
Depreciation and amortization	31,627	31,709	31,627	31,709
Total costs and expenses	1,309,097	1,335,835	1,309,097	1,335,835

Income from operations	185,117	170,793	185,117	170,793

Other income and expense:
Loss on early retirement of debt	—	(18,747)	—	(17,788)
Equity in earnings of unconsolidated subsidiaries	5,217	1,626	5,217	1,626
Interest expense	(47,720)	(45,362)	(42,207)	(42,952)

Income before income taxes	142,614	108,310	148,127	111,679

Income tax expense	55,226	41,630	57,156	42,809

Net income	87,388	66,680	90,971	68,870

Less: Net income attributable to non-controlling interests	2,674	4,482	2,674	4,482

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$84,714	$62,198	$88,297	$64,388

Income per common share:
Basic	$0.60	$0.44
Diluted	$0.59	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2012		$745,478	140,589	$141	$473,697	$243,210	$28,430
Net income	$64,812	64,812				62,198	2,614
Net income - attributable to redeemable non-controlling interests	1,868
Total comprehensive income	$66,680
Dividends paid to common stockholders		(13,963)				(13,963)
Issuance and vesting of restricted stock		3,076	152	0	3,076
Stock option expense		461			461
Repurchase of common shares		(9,983)	(1,115)	(1)	(6,425)	(3,557)
Acquisitions of non-controlling interests		261					261
Distributions to non-controlling interests		(797)					(797)
Redeemable non-controlling interests redemption value adjustment		(538)				(538)
Balance at June 30, 2013		$788,807	139,626	$140	$470,809	$287,350	$30,508

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings (accumulated deficit)	Non-controlling Interests
Balance at December 31, 2012		$909,747	0	$0	$859,839	$21,478	$28,430
Net income	$67,002	67,002				64,388	2,614
Net income - attributable to redeemable non-controlling interests	1,868
Total comprehensive income	$68,870
Federal tax benefit of losses contributed by Holdings		1,181			1,181
Net change in dividends payable to Holdings		5,239				5,239
Dividends declared and paid to Holdings		(196,825)				(196,825)
Contribution related to restricted stock awards and stock option issuances by Holdings		3,537			3,537
Acquisitions of non-controlling interests		261					261
Distributions to non-controlling intersts		(797)					(797)
Redeemable non-controlling interests redemption value adjustment		(538)				(538)
Balance at June 30, 2013		$788,807	0	$0	$864,557	$(106,258)	$30,508

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013

Operating activities
Net income	$87,388	$66,680	$90,971	$68,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,627	31,709	31,627	31,709
Provision for bad debts	20,404	18,167	20,404	18,167
Equity in earnings of unconsolidated subsidiaries	(5,217)	(1,626)	(5,217)	(1,626)
Loss on early retirement of debt	—	18,747	—	17,788
Loss (gain) from disposal or sale of assets	(3,604)	81	(3,604)	81
Non-cash stock compensation expense	2,599	3,537	2,599	3,537
Amortization of debt discount and issuance costs	3,511	4,588	3,325	4,499
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(30,520)	(83,832)	(30,520)	(83,832)
Other current assets	(1,612)	(5,894)	(1,612)	(5,894)
Other assets	1,675	144	1,675	144
Accounts payable	(5,486)	(2,665)	(5,486)	(2,665)
Due to third-party payors	1,738	5,217	1,738	5,217
Accrued expenses	6,423	(28,203)	6,340	(24,945)
Income and deferred taxes	9,879	(4,627)	11,809	(3,448)
Net cash provided by operating activities	118,805	22,023	124,049	27,602

Investing activities
Purchases of property and equipment	(27,934)	(27,962)	(27,934)	(27,962)
Proceeds from sale of assets	16,511	—	16,511	—
Investment in businesses, net of distributions	(10,014)	(28,716)	(10,014)	(28,716)
Acquisition of businesses, net of cash acquired	(206)	(171)	(206)	(171)
Net cash used in investing activities	(21,643)	(56,849)	(21,643)	(56,849)

Financing activities
Borrowings on revolving credit facility	340,000	455,000	340,000	455,000
Payments on revolving credit facility	(380,000)	(480,000)	(380,000)	(480,000)
Borrowings on credit facility term loans, net of discount	—	298,500	—	298,500
Payments on credit facility term loans	(4,250)	(592,615)	(4,250)	(592,615)
Issuance of 6.375% senior notes	—	600,000	—	600,000
Repurchase of senior floating rate notes	—	(167,300)	—	—
Repurchase of 7 5/8% senior subordinated notes	—	(70,000)	—	(70,000)
Borrowings of other debt	5,835	6,909	5,835	6,909
Principal payments on other debt	(5,085)	(4,673)	(5,085)	(4,673)
Debt issuance costs	—	(18,583)	—	(18,583)
Dividends paid to common stockholders	—	(13,963)	—	—
Dividends paid to Holdings	—	—	(52,034)	(196,825)
Repurchase of common stock	(46,790)	(9,983)	—	—
Proceeds from issuance of common stock	547	—	—	—
Equity investment by Holdings	—	—	547	—
Proceeds from bank overdrafts	3,739	1,625	3,739	1,625
Distributions to non-controlling interests	(1,681)	(1,467)	(1,681)	(1,467)
Net cash provided by (used in) financing activities	(87,685)	3,450	(92,929)	(2,129)

Net increase (decrease) in cash and cash equivalents	9,477	(31,376)	9,477	(31,376)

Cash and cash equivalents at beginning of period	12,043	40,144	12,043	40,144
Cash and cash equivalents at end of period	$21,520	$8,768	$21,520	$8,768

Supplemental Cash Flow Information
Cash paid for interest	$32,378	$53,914	$27,136	$48,335
Cash paid for taxes	$45,344	$46,832	$45,344	$46,832

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of June 30, 2013 and for the three and six month periods ended June 30, 2012 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.  Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

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

3.  Intangible Assets

The gross carrying amounts of the Company’s indefinite-lived intangible assets consist of the following:

	December 31, 2012	June 30, 2013
	(in thousands)
Goodwill	$1,640,534	$1,641,796
Trademarks	57,709	57,709
Certificates of need	11,914	11,921
Accreditations	2,122	2,083
Total	$1,712,279	$1,713,509

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At June 30, 2013, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 7.0 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2013 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2012	$1,333,220	$307,314	$1,640,534
Goodwill acquired during the period	1,395	—	1,395
Purchase price adjustment	—	(133)	(133)
Balance as of June 30, 2013	$1,334,615	$307,181	$1,641,796

4.  Indebtedness

The components of long-term debt and notes payable are as follows:

	Holdings
	December 31, 2012	June 30, 2013
	(in thousands)

7 5/8% senior subordinated notes	$70,000	$—
6.375% senior notes	—	600,000
Senior secured credit facilities:
Revolving loan	130,000	105,000
Term loans (1)	1,096,641	811,060
Senior floating rate notes	167,300	—
Other	6,302	14,898
Total debt	1,470,243	1,530,958
Less: current maturities	11,646	13,230
Total long-term debt	$1,458,597	$1,517,728

	Select
	December 31, 2012	June 30, 2013
	(in thousands)

7 5/8% senior subordinated notes	$70,000	$—
6.375% senior notes	—	600,000
Senior secured credit facilities:
Revolving loan	130,000	105,000
Term loans (1)	1,096,641	811,060
Other	6,302	14,898
Total debt	1,302,943	1,530,958
Less: current maturities	11,646	13,230
Total long-term debt	$1,291,297	$1,517,728

(1)         Presented net of unamortized discounts of $14.2 million and $7.2 million at December 31, 2012 and June 30, 2013, respectively.

On February 20, 2013, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the “series B term loan”) to Select.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.

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

At the time of issuing the series B term loan, Select had additional term loan tranches outstanding including an $850.0 million term loan tranche issued on June 1, 2011 (the “original term loan”) and a $275.0 million incremental term loan tranche issued August 13, 2012 (the “series A term loan”). Both the original term loan and series A term loan tranches were issued at a discount and amortize in equal quarterly installments on the last day of each March, June, September and December. The balance of both the original term loan and series A term loan are payable on June 1, 2018.

On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021. The senior notes are senior unsecured obligations of Select and are fully and unconditionally guaranteed by all of Select’s wholly owned subsidiaries.  On May 28, 2013, Select used the proceeds of the senior notes to pay a portion of the amounts outstanding on the original term loan and the series A term loan, and to pay related fees and expenses.  Select recognized a loss on early retirement of debt of $17.3 million in the three months ended June 30, 2013 in connection with the repayment of a portion of its term loans and amendment of the existing senior secured credit facility, which included the write-off of unamortized debt issuance costs.

Interest on the senior notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.  The senior notes are Select’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.  The senior notes are guaranteed, jointly and severally, by Select’s direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

Select may redeem some or all of the senior notes prior to June 1, 2016 by paying a “make-whole” premium.  Select may redeem some or all of the senior notes on or after June 1, 2016 at specified redemption prices.  In addition, prior to June 1, 2016, Select may redeem up to 35% of the senior notes with the net proceeds of certain equity offerings at a price of 106.375% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events.  These restrictions and prohibitions are subject to certain qualifications and exceptions.

The Indenture relating to the senior notes contains covenants that, among other things, limit Select’s ability and the ability of certain of its subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates.  In addition, the Indenture requires, among other things, Select to provide financial and current reports to holders of the senior notes or file such reports electronically with the U.S. Securities and Exchange Commission (the “SEC”).  These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture.

In connection with the issuance of the senior notes, Select entered into a registration rights agreement on May 28, 2013 with certain guarantors of the notes named therein and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers named therein (the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, Select has agreed to file an exchange offer registration statement to exchange the senior notes for substantially identical notes registered under the Securities Act unless the exchange offer is not permitted by applicable law or the policy of the SEC.  Select has also agreed to file a shelf registration statement to cover resales of notes under certain circumstances.  Select has agreed to file the exchange offer registration statement with the SEC within 150 days of the issue date of the senior notes and use commercially reasonable efforts to have the exchange offer registration statement declared effective within 240 days of the issue date and to complete the exchange offer with respect to the senior notes within 30 days of effectiveness.  In addition, Select agreed to use commercially reasonable efforts to file the shelf registration statement on or prior to the later of (i) 120 days after a filing obligation arises and (ii) 270 days after the issue date, and to use commercially reasonable efforts to cause such shelf registration statement to be declared effective by the SEC on or prior to 210 days after such filing.  If Select fails to satisfy its registration obligations under the Registration Rights Agreement, it will be required to pay additional interest to the holders of the senior notes under certain circumstances.

On June 3, 2013, Select amended its existing senior secured credit facilities in order to:

•                  extend the maturity date on $293.3 million of its $300.0 million revolving credit facility from June 1, 2016 to March 1, 2018;

•                  convert the remaining original term loan and series A term loan to a series C term loan and lower the interest rate payable on the series C term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.00%, or Alternate Base Rate plus 2.00%, and amend the provision of the series C term loan from providing that Adjusted LIBO will at no time be less than 1.75% to providing that Adjusted LIBO will at no time be less than 1.00%; and

•                  amend the restrictive covenants governing the senior secured credit facilities in order to allow for unlimited restricted payments so long as there is no event of default under the senior secured credit facilities and the total pro forma ratio of total indebtedness to Consolidated EBITDA (as defined in our senior secured credit facilities) is less than or equal to 2.75 to 1.00.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from July 1, 2013 through December 31, 2013 and the years after 2013 are approximately as follows and are presented net of the discounts on the senior secured credit facility term loans (in thousands):

July 1, 2013 – December 31, 2013	$8,252
2014	9,742
2015	10,536
2016	296,134
2017	4,075
2018 and beyond	1,202,219

5.  Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt.  The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of Select’s senior secured credit facility was $1,226.6 million and $916.1 million at December 31, 2012 and June 30, 2013, respectively.  The fair value of Select’s senior secured credit facility was $1,216.2 million and $907.8 million at December 31, 2012 and June 30, 2013, respectively.  The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 6.375% senior notes was $600.0 million at June 30, 2013.  The fair value of Select’s 6.375% senior notes was $570.0 million June 30, 2013.  The fair value of this debt was based on quoted market prices.

The Company considers the inputs in the valuation process of its senior secured credit facility and 6.375% senior notes to be Level 2 in the fair value hierarchy.  Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly which includes quoted prices for identical assets or liabilities in markets that are not active.

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

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended June 30, 2012
	Specialty	Outpatient
	Hospitals	Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$557,130	$193,050	$13	$750,193
Adjusted EBITDA	102,166	25,837	(17,724)	110,279
Total assets:
Select Medical Corporation	2,184,743	437,591	156,080	2,778,414
Select Medical Holdings Corporation	2,184,743	437,591	157,303	2,779,637
Capital expenditures	12,631	2,922	630	16,183

	Three Months Ended June 30, 2013
	Specialty	Outpatient
	Hospitals	Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$559,386	$197,080	$207	$756,673
Adjusted EBITDA	96,393	26,054	(16,489)	105,958
Total assets:
Select Medical Corporation	2,229,458	445,411	170,186	2,845,055
Select Medical Holdings Corporation	2,229,458	445,411	170,186	2,845,055
Capital expenditures	10,203	2,999	761	13,963

	Six Months Ended June 30, 2012
	Specialty	Outpatient
	Hospitals	Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$1,110,168	$383,949	$97	$1,494,214
Adjusted EBITDA	202,120	48,315	(31,092)	219,343
Total assets:
Select Medical Corporation	2,184,743	437,591	156,080	2,778,414
Select Medical Holdings Corporation	2,184,743	437,591	157,303	2,779,637
Capital expenditures	19,682	6,713	1,539	27,934

	Six Months Ended June 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$1,117,137	$389,181	$310	$1,506,628
Adjusted EBITDA	189,740	48,887	(32,588)	206,039
Total assets:
Select Medical Corporation	2,229,458	445,411	170,186	2,845,055
Select Medical Holdings Corporation	2,229,458	445,411	170,186	2,845,055
Capital expenditures	21,100	5,844	1,018	27,962

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$102,166	$25,837	$(17,724)
Depreciation and amortization	(11,479)	(3,232)	(717)
Stock compensation expense	—	—	(1,338)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$90,687	$22,605	$(19,779)	$93,513	$93,513
Equity in earnings of unconsolidated subsidiaries				2,752	2,752
Interest expense				(23,798)	(20,957)
Income before income taxes				$72,467	$75,308

	Three Months Ended June 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$96,393	$26,054	$(16,489)
Depreciation and amortization	(11,932)	(3,001)	(974)
Stock compensation expense	—	—	(1,788)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$84,461	$23,053	$(19,251)	$88,263	$88,263
Equity in earnings of unconsolidated subsidiaries				568	568
Loss on early retirement of debt				(17,280)	(17,280)
Interest expense				(21,904)	(21,904)
Income before income taxes				$49,647	$49,647

	Six Months Ended June 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$202,120	$48,315	$(31,092)
Depreciation and amortization	(23,322)	(6,882)	(1,423)
Stock compensation expense	—	—	(2,599)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$178,798	$41,433	$(35,114)	$185,117	$185,117
Equity in earnings of unconsolidated subsidiaries				5,217	5,217
Interest expense				(47,720)	(42,207)
Income before income taxes				$142,614	$148,127

	Six Months Ended June 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$189,740	$48,887	$(32,588)
Depreciation and amortization	(23,794)	(5,970)	(1,945)
Stock compensation expense	—	—	(3,537)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$165,946	$42,917	$(38,070)	$170,793	$170,793
Equity in earnings of unconsolidated subsidiaries				1,626	1,626
Loss on early retirement of debt				(18,747)	(17,788)
Interest expense				(45,362)	(42,952)
Income before income taxes				$108,310	$111,679

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$43,172	$27,780	$84,714	$62,198
Less: Earnings allocated to unvested restricted stockholders	707	593	1,338	1,304
Net income available to common stockholders	$42,465	$27,187	$83,376	$60,894

Denominator:
Weighted average shares — basic	138,456	136,609	139,941	136,997
Effect of dilutive securities:
Stock options	229	134	221	168
Weighted average shares — diluted	138,685	136,743	140,162	137,165

Basic income per common share	$0.31	$0.20	$0.60	$0.44
Diluted income per common share	$0.31	$0.20	$0.59	$0.44

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)
Stock options	1,684	2,165	1,699	1,554

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. On June 26, 2013, the United States filed a motion seeking to extend such stay of the proceedings for an additional 90 days, and on June 27, 2013, the defendants each filed a notice of consent to the requested stay.

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

Construction Commitments

At June 30, 2013, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $18.3 million.

9.              Subsequent Event

On August 7, 2013, Holdings’ board of directors declared a quarterly cash dividend of $0.10 per share. The dividend will be payable on or about August 30, 2013 to stockholders of record as of the close of business on August 20, 2013.

10.       Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes

Select’s 6.375% senior notes are fully and unconditionally guaranteed, except for customary limitations, on a senior basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”) which is defined as a subsidiary where Select or a subsidiary of Select holds all of the outstanding ownership interests. Certain of Select’s subsidiaries did not guarantee the 6.375% senior notes (the “Non-Guarantor Subsidiaries”).

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2012 and June 30, 2013 and for the three and six months ended June 30, 2012 and 2013.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

Select Medical Corporation

Consolidating Balance Sheet

June 30, 2013

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$5,053	$2,501	$1,214	$—		$8,768
Accounts receivable, net	—	363,430	63,761	—		427,191
Current deferred tax asset	8,844	1,701	4,305	—		14,850
Prepaid income taxes	12,219	—	—	—		12,219
Intercompany receivables	—	995,840	106,493	(1,102,333	)(a)	—
Other current assets	7,910	25,425	4,742	—		38,077
Total Current Assets	34,026	1,388,897	180,515	(1,102,333)		501,105

Property and equipment, net	15,417	424,392	58,999	—		498,808
Investment in affiliates	3,001,006	87,070	—	(3,088,076	)(b) (c)	—
Goodwill	—	1,641,796	—	—		1,641,796
Other identifiable intangibles	—	71,713	—	—		71,713
Non-current deferred tax asset	7,129	—	—	(7,129	)(d)	—
Other assets	34,220	96,805	608	—		131,633

Total Assets	$3,091,798	$3,710,673	$240,122	$(4,197,538)		$2,845,055

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$19,461	$—	$—	$—		$19,461
Current portion of long-term debt and notes payable	9,050	2,195	1,985	—		13,230
Accounts payable	6,531	68,785	11,598	—		86,914
Intercompany payables	1,102,333	—	—	(1,102,333	)(a)	—
Accrued payroll	573	75,542	174	—		76,289
Accrued vacation	4,634	47,909	7,761	—		60,304
Accrued interest	7,927	1,130	—	—		9,057
Accrued other	48,367	36,500	9,260	—		94,127
Due to third party payors	—	2,745	3,550	—		6,295
Total Current Liabilities	1,198,876	234,806	34,328	(1,102,333)		365,677

Long-term debt, net of current portion	1,085,867	367,718	64,143	—		1,517,728
Non-current deferred tax liability	—	87,637	9,168	(7,129	)(d)	89,676
Other non-current liabilities	48,756	21,688	203	—		70,647

Total Liabilities	2,333,499	711,849	107,842	(1,109,462)		2,043,728

Redeemable non-controlling interests	—	—	12,520	—		12,520

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	864,557	—	—	—		864,557
Retained earnings (accumulated deficit)	(106,258)	861,889	25,223	(887,112	)(c)	(106,258)
Subsidiary investment	—	2,136,935	64,029	(2,200,964	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	758,299	2,998,824	89,252	(3,088,076)		758,299

Non-controlling interests	—	—	30,508	—		30,508
Total Equity	758,299	2,998,824	119,760	(3,088,076)		788,807

Total Liabilities and Equity	$3,091,798	$3,710,673	$240,122	$(4,197,538)		$2,845,055

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Consolidating Statement of Operations

For the Three Months Ended June 30, 2013

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$207	$652,745	$103,721	$—		$756,673

Costs and expenses:
Cost of services	557	537,048	88,125	—		625,730
General and administrative	17,853	74	—	—		17,927
Bad debt expense	—	7,099	1,747	—		8,846
Depreciation and amortization	975	12,522	2,410	—		15,907
Total costs and expenses	19,385	556,743	92,282	—		668,410

Income (loss) from operations	(19,178)	96,002	11,439	—		88,263

Other income and expense:
Intercompany interest and royalty fees	(361)	355	6	—		—
Intercompany management fees	62,247	(57,217)	(5,030)	—		—
Equity in earnings of unconsolidated subsidiaries	—	546	22	—		568
Loss on early retirement of debt	(17,280)	—	—	—		(17,280)
Interest expense	(15,427)	(5,447)	(1,030)	—		(21,904)

Income from operations before income taxes	10,001	34,239	5,407	—		49,647

Income tax expense	6,555	13,018	196	—		19,769
Equity in earnings of subsidiaries	24,334	3,439	—	(27,773	)(a)	—

Net income	27,780	24,660	5,211	(27,773)		29,878

Less: Net income attributable to non-controlling interests	—	—	2,098	—		2,098

Net income attributable to Select Medical Corporation	$27,780	$24,660	$3,113	$(27,773)		$27,780

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Consolidating Statement of Operations

For the Six Months Ended June 30, 2013

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net operating revenues	$310	$1,296,182	$210,136	$—		$1,506,628

Costs and expenses:
Cost of services	1,110	1,073,295	176,229	—		1,250,634
General and administrative	35,219	106	—	—		35,325
Bad debt expense	—	14,922	3,245	—		18,167
Depreciation and amortization	1,945	25,025	4,739	—		31,709
Total costs and expenses	38,274	1,113,348	184,213	—		1,335,835

Income (loss) from operations	(37,964)	182,834	25,923	—		170,793

Other income and expense:
Intercompany interest and royalty fees	(755)	741	14	—		—
Intercompany management fees	81,976	(72,619)	(9,357)	—		—
Equity in earnings of unconsolidated subsidiaries	—	1,571	55	—		1,626
Loss on early retirement of debt	(17,788)	—	—	—		(17,788)
Interest expense	(30,153)	(10,769)	(2,030)	—		(42,952)

Income (loss) from operations before income taxes	(4,684)	101,758	14,605	—		111,679

Income tax expense	1,912	40,682	215	—		42,809
Equity in earnings of subsidiaries	70,984	10,121	—	(81,105	)(a)	—

Net income	64,388	71,197	14,390	(81,105)		68,870

Less: Net income attributable to non-controlling interests	—	—	4,482	—		4,482

Net income attributable to Select Medical Corporation	$64,388	$71,197	$9,908	$(81,105)		$64,388

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$64,388	$71,197	$14,390	$(81,105	)(a)	$68,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,945	25,025	4,739	—		31,709
Provision for bad debts	—	14,922	3,245	—		18,167
Equity in earnings of unconsolidated subsidiaires	—	(1,571)	(55)	—		(1,626)
Loss on early retirement of debt	17,788	—	—	—		17,788
Loss from disposal or sale of assets	—	74	7	—		81
Non-cash stock compensation expense	3,537	—	—	—		3,537
Amortization of debt discount and issuance costs	4,499	—	—	—		4,499
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(70,984)	(10,121)	—	81,105	(a)	—
Accounts receivable	—	(70,357)	(13,475)	—		(83,832)
Other current assets	(2,310)	(5,405)	1,821	—		(5,894)
Other assets	(5,540)	5,600	84	—		144
Accounts payable	1,857	(3,460)	(1,062)	—		(2,665)
Due to third-party payors	—	4,390	827	—		5,217
Accrued expenses	(19,539)	(6,586)	1,180	—		(24,945)
Income and deferred taxes	(3,448)	—	—	—		(3,448)
Net cash provided by (used in) operating activities	(7,807)	23,708	11,701	—		27,602

Investing activities
Purchases of property and equipment	(1,071)	(23,802)	(3,089)	—		(27,962)
Investment in businesses, net of distributions	—	(28,716)	—	—		(28,716)
Acquisition of businesses, net of cash acquired	—	(171)	—	—		(171)
Net cash used in investing activities	(1,071)	(52,689)	(3,089)	—		(56,849)

Financing activities
Borrowings on revolving credit facility	455,000	—	—	—		455,000
Payments on revolving credit facility	(480,000)	—	—	—		(480,000)
Borrowings on credit facility term loans, net of discount	298,500	—	—	—		298,500
Payments on credit facility term loans	(592,615)	—	—	—		(592,615)
Issuance of 6.375% senior notes	600,000	—	—	—		600,000
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	—	—		(70,000)
Borrowings of other debt	5,826	—	1,083	—		6,909
Principal payments on other debt	(4,057)	(223)	(393)	—		(4,673)
Debt issuance costs	(18,583)	—	—	—		(18,583)
Dividends paid to Holdings	(196,825)	—	—	—		(196,825)
Proceeds from bank overdrafts	1,625	—	—	—		1,625
Intercompany	(20,010)	27,971	(7,961)	—		—
Distributions to non-controlling interests	—	—	(1,467)	—		(1,467)
Net cash provided by (used in) financing activities	(21,139)	27,748	(8,738)	—		(2,129)

Net decrease in cash and cash equivalents	(30,017)	(1,233)	(126)	—		(31,376)

Cash and cash equivalents at beginning of period	35,070	3,734	1,340	—		40,144
Cash and cash equivalents at end of period	$5,053	$2,501	$1,214	$—		$8,768

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Consolidating Balance Sheet

December 31, 2012

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$35,070	$3,734	$1,340	$—		$40,144
Accounts receivable, net	—	308,043	53,531	(1,645	)(a)	359,929
Current deferred tax asset	12,383	1,060	4,434	—		17,877
Prepaid income taxes	3,895	—	—	—		3,895
Intercompany receivables	—	1,021,479	102,694	(1,124,173	)(b)	—
Other current assets	5,600	19,655	6,563	—		31,818
Total Current Assets	56,948	1,353,971	168,562	(1,125,818)		453,663

Property and equipment, net	16,344	425,677	59,531	—		501,552
Investment in affiliates	2,930,022	82,475	—	(3,012,497	)(c) (d)	—
Goodwill	—	1,640,534	—	—		1,640,534
Other identifiable intangibles	—	71,745	—	—		71,745
Non-current deferred tax asset	5,107	—	—	(5,107	)(e)	—
Other assets	28,680	63,447	692	—		92,819

Total Assets	$3,037,101	$3,637,849	$228,785	$(4,143,422)		$2,760,313

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$17,836	$—	$—	$—		$17,836
Current portion of long-term debt and notes payable	8,916	1,059	1,671	—		11,646
Accounts payable	4,674	72,213	12,660	—		89,547
Intercompany payables	1,124,173	—	—	(1,124,173	)(b)	—
Accrued payroll	186	88,096	304	—		88,586
Accrued vacation	4,249	44,508	6,957	—		55,714
Accrued interest	17,955	804	—	—		18,759
Accrued other	58,650	39,876	8,754	—		107,280
Due to third party payors	—	—	2,723	(1,645	)(a)	1,078
Total Current Liabilities	1,236,639	246,556	33,069	(1,125,818)		390,446

Long-term debt, net of current portion	872,671	358,104	60,522	—		1,291,297
Non-current deferred tax liability	—	85,287	9,330	(5,107	)(e)	89,510
Other non-current liabilities	46,474	20,275	1,753	—		68,502

Total Liabilities	2,155,784	710,222	104,674	(1,130,925)		1,839,755

Redeemable non-controlling interests	—	—	10,811	—		10,811

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	859,839	—	—	—		859,839
Retained earnings	21,478	790,692	21,197	(811,889	)(d)	21,478
Subsidiary investment	—	2,136,935	63,673	(2,200,608	)(c)	—
Total Select Medical Corporation Stockholder’s Equity	881,317	2,927,627	84,870	(3,012,497)		881,317

Non-controlling interests	—	—	28,430	—		28,430
Total Equity	881,317	2,927,627	113,300	(3,012,497)		909,747

Total Liabilities and Equity	$3,037,101	$3,637,849	$228,785	$(4,143,422)		$2,760,313

(a)  Reclass portion of due to third party payor to accounts receivable net in consolidation.

(b)  Elimination of intercompany.

(c)  Elimination of investments in consolidated subsidiaries.

(d)  Elimination of investments in consolidated subsidiaries’ earnings.

(e)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

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

Select Medical Corporation

Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$88,297	$97,220	$11,203	$(105,749	)(a)	$90,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,423	25,580	4,624	—		31,627
Provision for bad debts	—	17,674	2,730	—		20,404
Equity in earnings of unconsolidated subsidiaries	—	(5,194)	(23)	—		(5,217)
Loss (gain) from disposal of assets	—	(3,606)	2	—		(3,604)
Non-cash stock compensation expense	2,599	—	—	—		2,599
Amortization of debt discount and issuance costs	3,325	—	—	—		3,325
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(96,638)	(9,111)	—	105,749	(a)	—
Accounts receivable	—	(15,938)	(14,582)	—		(30,520)
Other current assets	(1,314)	(983)	685	—		(1,612)
Other assets	1,348	183	144	—		1,675
Accounts payable	(674)	(3,498)	(1,314)	—		(5,486)
Due to third-party payors	—	(9,527)	11,265	—		1,738
Accrued expenses	8,717	(2,587)	210	—		6,340
Income and deferred taxes	11,809	—	—	—		11,809
Net cash provided by operating activities	18,892	90,213	14,944	—		124,049

Investing activities
Purchases of property and equipment	(1,536)	(20,684)	(5,714)	—		(27,934)
Proceeds from sale of assets	—	16,511	—	—		16,511
Investment in businesses, net of distributions	—	(10,014)	—	—		(10,014)
Acquisition of businesses, net of cash acquired	—	(206)	—	—		(206)
Net cash used in investing activities	(1,536)	(14,393)	(5,714)	—		(21,643)

Financing activities
Borrowings on revolving credit facility	340,000	—	—	—		340,000
Payments on revolving credit facility	(380,000)	—	—	—		(380,000)
Payments on credit facility term loans	(4,250)	—	—	—		(4,250)
Borrowings of other debt	5,557	—	278	—		5,835
Principal payments on other debt	(4,179)	(220)	(686)	—		(5,085)
Dividends paid to Holdings	(52,034)	—	—	—		(52,034)
Equity investment by Holdings	547	—	—	—		547
Proceeds from bank overdrafts	3,739	—	—	—		3,739
Intercompany	79,937	(72,802)	(7,135)	—		—
Distributions to non-controlling interests	—	—	(1,681)	—		(1,681)
Net cash used in financing activities	(10,683)	(73,022)	(9,224)	—		(92,929)

Net increase in cash and cash equivalents	6,673	2,798	6	—		9,477

Cash and cash equivalents at beginning of period	11,427	—	616	—		12,043
Cash and cash equivalents at end of period	$18,100	$2,798	$622	$—		$21,520

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

•                  the impact of the Budget Control Act of 2011 which, as amended by the American Taxpayer Relief Act of 2012, has resulted in a 2% reduction to Medicare payments for services furnished on or after April 1, 2013 and will continue unless further legislation is enacted;

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

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” for the year ended December 31, 2012 contained in our annual report on Form 10-K filed with the SEC on February 26, 2013 and our quarterly report on Form 10-Q for the three months ended March 31, 2013, filed with the SEC on May 2, 2013.

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

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of June 30, 2013, we operated 109 long term acute care hospitals and 14 acute medical rehabilitation hospitals in 28 states, and 988 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  We began operations in 1997 under the leadership of our current management team.  As of June 30, 2013 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $1,506.6 million for the six months ended June 30, 2013.  Of this total, we earned approximately 74% of our net operating revenues from our specialty hospitals and approximately 26% from our outpatient rehabilitation business.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Patients are typically admitted to our specialty hospitals from general acute care hospitals.  These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer.  Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services.  Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2013 Events

Refinancing Activities

Three and Six Months Ended June 30, 2013

On February 20, 2013, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the “series B term loan”) to Select.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.  Holdings and Select recognized a loss on early retirement of debt of $1.5 million and $0.5 million, respectively, in the three months ended March 31, 2013 related to this refinancing.

On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021.  The senior notes are senior unsecured obligations of Select and are fully and unconditionally guaranteed by all of Select’s wholly owned subsidiaries.  On May 28, 2013, Select used the proceeds of the senior notes to pay a portion of the amounts outstanding on the original term loan and the series A term loan and to pay related fees and expenses.  Select recognized a loss on early retirement of debt of $17.3 million in the three months ended June 30, 2013 in connection with the repayment of a portion of its term loans and amendment of the existing senior secured credit facility, which included the write-off of unamortized debt issuance costs.

On June 3, 2013, Select amended its existing senior secured credit facilities in order to:

•                  extend the maturity date on $293.3 million of its $300.0 million revolving credit facility from June 1, 2016 to March 1, 2018;

•                  convert the remaining original term loan and series A term loan to a series C term loan and lower the interest rate payable on the series C term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.00%, or Alternate Base Rate plus 2.00%, and amend the provision of the series C term loan from providing that Adjusted LIBO will at no time be less than 1.75% to providing that Adjusted LIBO will at no time be less than 1.00%; and

•                  amend the restrictive covenants governing the senior secured credit facilities in order to allow for unlimited restricted payments so long as there is no event of default under the senior secured credit facilities and the total pro forma ratio of total indebtedness to Consolidated EBITDA (as defined in our senior secured credit facilities) is less than or equal to 2.75 to 1.00.

Stock Repurchase Program

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $350.0 million worth of shares of its common stock.  The program will remain in effect until March 31, 2014, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under its revolving credit facility.  For the three months ended June 30, 2013 Holdings did not repurchase common stock.  Holdings repurchased 1,115,691 shares at a cost of approximately $10.0 million, an average cost per share of $8.95, which includes transaction costs, during the six months ended June 30, 2013.  Since the inception of the program through June 30, 2013, Holdings has repurchased 23,606,080 shares at a cost of approximately $173.6 million, or $7.36 per share, which includes transaction costs.

Budget Control Act of 2011

On April 1, 2013 a federally mandated 2% reduction to Medicare payments was implemented resulting in reductions to our net operating revenues and income from operations of approximately $9.5 million, of which approximately $9.1 million was related to our specialty hospitals and $0.4 million was related to outpatient rehabilitation, in the three months ended June 30, 2013.  See the section titled “Regulatory Changes” — “Budget Control Act of 2011” for a discussion of this regulatory change.

American Taxpayer Relief Act of 2012

On April 1, 2013 the multiple procedure payment reduction (“MPPR Reduction”) for therapy services was increased to 50% resulting in reductions to our net operating revenues and income from operations of approximately $1.7 million in the three months ended June 30, 2013. See the section titled “Multiple Procedure Payment Reduction” for a discussion of this regulatory change.

Summary Financial Results

Three Months Ended June 30, 2013

For the three months ended June 30, 2013, our net operating revenues increased 0.9% to $756.7 million compared to $750.2 million for the three months ended June 30, 2012.  This increase in net operating revenues resulted principally from increases that occurred within our outpatient rehabilitation segment.  We had income from operations for the three months ended June 30, 2013 of $88.3 million compared to $93.5 million for the three months ended June 30, 2012.  Our Adjusted EBITDA for the three months ended June 30, 2013 was $106.0 million, compared to $110.3 million for the three months ended June 30, 2012 and our Adjusted EBITDA margin was 14.0% for the three months ended June 30, 2013 compared to 14.7% for the three months ended June 30, 2012.  See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to the 2% reduction in Medicare payments implemented April 1, 2013 as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 and the MPPR Reduction.

Net income attributable to Holdings was $27.8 million for the three months ended June 30, 2013 compared to $43.2 million for the three months ended June 30, 2012.  The decrease in net income resulted principally from a decrease in our income from operations described above and a loss on early retirement of debt.

Six Months Ended June 30, 2013

For the six months ended June 30, 2013, our net operating revenues increased 0.8% to $1,506.6 million compared to $1,494.2 million for the six months ended June 30, 2012.  We experienced increases in net operating revenues in both our specialty hospital and outpatient rehabilitation segments.  We had income from operations for the six months ended June 30, 2013 of $170.8 million compared to $185.1 million for the six months ended June 30, 2012.  Our Adjusted EBITDA for the six months ended June 30, 2013 was $206.0 million, compared to $219.3 million for the six months ended June 30, 2012 and our Adjusted EBITDA margin was 13.7% for the six months ended June 30, 2013 compared to 14.7% for the six months ended June 30, 2012.  See the section entitled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to the 2% reduction in Medicare payments implemented April 1, 2013 as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 and the MPPR Reduction, and increases in our operating expenses.

Net income attributable to Holdings’ was $62.2 million for the six months ended June 30, 2013 compared to $84.7 million for the six months ended June 30, 2012.  The decrease in net income resulted from a decrease in our income from operations described above, a loss on early retirement of debt, and a decrease in our equity in earnings of unconsolidated subsidiaries, offset in part by a reduction in our effective income tax rate.

Cash flow from operations provided $22.0 million of cash for the six months ended June 30, 2013 for Holdings and $27.6 million of cash for the six months ended June 30, 2013 for Select.  The difference in cash flow from operations between Holdings and Select primarily relates to interest payments on Holdings senior floating rate notes.

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

Budget Control Act of 2011

The Budget Control Act of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending.  Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap, which are expected to reduce Medicare payments by more than $9.5 billion in fiscal year 2013 and $123 billion over the period of fiscal years 2013 to 2021.  On April 1, 2013, a 2% reduction to Medicare payments was implemented. For the three months ended June 30, 2013, this reduction has reduced our net operating revenues and income from operation by approximately $9.5 million.  We have estimated that this reduction will reduce our net operating revenues and income from operations by approximately $16.0 million to $17.0 million for the remainder of 2013.

Medicare Payment of Long Term Acute Care Hospital Services (“LTCH-PPS”)

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2013

On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  Two different standard federal rates apply during fiscal year 2013.  The standard federal rate for discharges on or after October 1, 2012 and through December 28, 2012 was set at $40,916 and the standard federal rate for discharges on or after December 29, 2012 for the remainder of fiscal year 2013 is $40,398 both of which are an increase from the fiscal year 2012 standard federal rate of $40,222. The update to the standard federal rate for fiscal year 2013 through December 28, 2012 included a market basket increase of 2.6%, less a productivity adjustment of 0.7% and less an additional reduction of 0.1% mandated by the Patient Protection and Affordable Care Act (“PPACA”). The standard federal rate for the period of December 29, 2012 through the remainder of fiscal 2013 is further reduced by a portion of the one-time budget neutrality adjustment of 1.266%, as discussed below.  The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2013 of $15,408, which is a decrease from the fixed-loss amount in the 2012 fiscal year of $17,931.

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2014

On August 1, 2013, CMS released an advanced copy of the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 includes a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the PPACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases was set at $13,314, which is a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

Short Stay Outlier Policy

CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” The SSO rule was further revised adding a category referred to as a “very short stay outlier” for discharges occurring on or after December 29, 2012. For cases with a length of stay that is equal to or less than one standard deviation from the geometric average length of stay for the same MS-DRG under IPPS, referred to as the so-called “IPPS comparable threshold,” the rule lowers the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold continue to be paid under the SSO payment policy.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients.  The SCHIP Extension Act of 2007 as amended by the American Recovery and Reinvestment Act and the PPACA has limited the application of the 25 Percent Rule.  CMS adopted through regulations an additional one-year extension of relief from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds will not go into effect until cost reporting periods beginning on or after October 1, 2013.  After the expiration of the extension, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period.

In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2014, CMS seeks public comments on adoption of a payment adjustment based on whether a particular case qualifies as chronically critically ill/medically complex (“CCI/MC”). CMS is considering a change to the LTCH-PPS payment policies that would limit full LTCH-PPS payment to those patients meeting the definition of CCI/MC while they were in an IPPS hospital inpatient setting and subsequently directly admitted to an LTCH. Payment for non-CCI/MC patients would be made at an “IPPS comparable amount,” that is, an amount comparable to what would have been paid under the IPPS calculated as a per diem rate with total payments capped at the full IPPS MS-DRG payment rate. We cannot predict whether CMS will adopt the CCI/MC patient-level criteria in the future or, if adopted, how such criteria would affect the application of the 25 Percent Rule to our LTCHs.

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

Medicare Payment of Inpatient Rehabilitation Facility Services (“IRF-PPS”)

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2013

On July 30, 2012, CMS published the policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  The standard payment conversion factor for discharges for fiscal year 2013 is $14,343, which is an increase from the fiscal year 2012 standard payment conversion factor of $14,076.  The update to the standard payment conversion factor for fiscal year 2013 includes a market basket increase of 2.7%, less a productivity adjustment of 0.7%, less an additional reduction of 0.1% as mandated by the PPACA.  CMS decreased the outlier threshold amount for fiscal year 2013 to $10,466 from $10,713 established in the final rule for fiscal year 2012.

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2014

On July 31, 2013, CMS released an advanced copy of the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014).  The standard payment conversion factor for discharges for fiscal year 2014 is $14,846, which is an increase from the fiscal year 2013 standard payment conversion factor of $14,343.  The update to the standard payment conversion factor for fiscal year 2014 includes a market basket increase of 2.6%, less a productivity adjustment of 0.5%, less an additional reduction of 0.3% as mandated by the PPACA.  CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

Classification Criteria for Inpatient Rehabilitation Facilities

In order to be excluded from the hospital inpatient PPS and be paid at the higher IRF-PPS rates, an inpatient hospital must demonstrate that at least 60 percent of its patients meet the criteria specified in the regulations, including the need for intensive inpatient rehabilitation services for one or more of the 13 listed conditions, representing a presumptive need for intensive inpatient rehabilitation. Compliance is demonstrated through either medical review or the “presumptive” method, in which a patient’s diagnosis codes are compared to a “presumptive compliance” list.

CMS has announced that it will remove a number of diagnosis codes from the presumptive compliance list. According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient’s medical record. As a result, beginning on or after October 1, 2014, a number of diagnosis codes previously on the presumptive compliance list will be removed, including diagnosis codes in the following categories: non specific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis, some congenital anomalies diagnosis codes, other miscellaneous diagnosis codes.

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

Medicare Payment of Outpatient Rehabilitation Services

Medicare Physician Fee Schedule and Sustainable Growth Rate Update

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate (“SGR”) formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through 2013 CMS or Congress has taken action to prevent the SGR formula reductions.  The American Taxpayer Relief Act of 2012 froze Medicare physician fee schedule rates at 2012 levels through December 31, 2013, averting a scheduled 26.5% cut as a result of the SGR formula that would have taken effect on January 1, 2013. On March 5, 2013, CMS estimated a 24.4% reduction in the Medicare physician fee schedule payment rates for calendar year 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. If the 24.4% reduction is averted by Congress, the projected impact of the proposed 2014 Medicare physician fee schedule rule on outpatient physical therapy services would be a positive 1% in aggregate for calendar year 2014. However, the amount of payment for each service would vary depending on CPT codes billed and the geographic practice cost indices adjustments among localities.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2013, the annual limit on outpatient therapy services is $1,900 for combined physical and speech language pathology services and $1,900 for occupational therapy services. The per beneficiary caps were $1,880 for calendar year 2012. It is anticipated that in calendar year 2014 the therapy cap will be the 2013 rate increased by the percentage increase in the Medicare Economic Index. The Middle Class Tax Relief and Job Creation Act of 2012 extended the annual limits on therapy expenses to hospital outpatient departments for dates of service on or after October 1, 2012. The application of annual limits to hospital outpatient department settings will sunset at the end of 2013 unless Congress takes further action to extend it.

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

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings.  The American Taxpayer Relief Act of 2012 increases the payment reduction in either setting to 50% effective April 1, 2013 for all outpatient therapy services. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, are subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction was increased to 50%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Specialty hospital data(1):
Number of hospitals owned - start of period	117	116	115	116
Number of hospitals acquired	—	1	1	1
Number of hospital start-ups	—	—	1	—
Number of hospitals closed/sold	—	(1)	—	(1)
Number of hospitals owned - end of period	117	116	117	116
Number of hospitals managed - end of period	6	7	6	7
Total number of hospitals (all) - end of period	123	123	123	123
Long term acute care hospitals	111	109	111	109
Rehabilitation hospitals	12	14	12	14
Available licensed beds (2)	5,205	5,181	5,205	5,181
Admissions (2)	13,872	14,106	27,927	27,962
Patient days (2)	336,016	341,655	679,037	681,037
Average length of stay (days) (2)	24	24	24	25
Net revenue per patient day (2)(3)	$1,554	$1,532	$1,539	$1,538
Occupancy rate (2)	71%	73%	72%	73%
Percent patient days - Medicare (2)	64%	64%	65%	64%

Outpatient rehabilitation data:
Number of clinics owned - start of period	848	871	850	867
Number of clinic start-ups	10	7	18	11
Number of clinics closed/sold	(6)	(6)	(16)	(6)
Number of clinics owned - end of period	852	872	852	872
Number of clinics managed - end of period	104	116	104	116
Total number of clinics (all) - end of period	956	988	956	988
Number of visits (2)	1,166,550	1,217,598	2,318,759	2,380,221
Net revenue per visit (2)(4)	$102	$103	$103	$104

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2013	2012	2013
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.7	82.7	81.7	82.7
General and administrative	2.5	2.3	2.5	2.3
Bad debt expense	1.3	1.2	1.3	1.2
Depreciation and amortization	2.0	2.1	2.0	2.1
Income from operations	12.5	11.7	12.5	11.7
Loss on early retirement of debt	—	(2.3)	—	(2.3)
Equity in earnings of unconsolidated subsidiaries	0.3	0.1	0.3	0.1
Interest expense	(3.1)	(2.9)	(2.8)	(2.9)
Income before income taxes	9.7	6.6	10.0	6.6
Income tax expense	3.7	2.6	3.8	2.6
Net income	6.0	4.0	6.2	4.0
Net income attributable to non-controlling interests	0.2	0.3	0.2	0.3
Net income attributable to Holdings and Select	5.8%	3.7%	6.0%	3.7%

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	81.9	83.0	81.9	83.0
General and administrative	2.2	2.4	2.2	2.4
Bad debt expense	1.4	1.2	1.4	1.2
Depreciation and amortization	2.1	2.1	2.1	2.1
Income from operations	12.4	11.3	12.4	11.3
Loss on early retirement of debt	—	(1.2)	—	(1.2)
Equity in earnings of unconsolidated subsidiaries	0.3	0.1	0.3	0.1
Interest expense	(3.2)	(3.0)	(2.8)	(2.8)
Income before income taxes	9.5	7.2	9.9	7.4
Income tax expense	3.7	2.8	3.8	2.8
Net income	5.8	4.4	6.1	4.6
Net income attributable to non-controlling interests	0.2	0.3	0.2	0.3
Net income attributable to Holdings and Select	5.6%	4.1%	5.9%	4.3%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended June 30,			Three Months Ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$557,130	$559,386	0.4%	$557,130	$559,386	0.4%
Outpatient rehabilitation	193,050	197,080	2.1	193,050	197,080	2.1
Other(2)	13	207	N/M	13	207	N/M
Total company	$750,193	$756,673	0.9%	$750,193	$756,673	0.9%

Income (loss) from operations:
Specialty hospitals	$90,687	$84,461	(6.9)%	$90,687	$84,461	(6.9)%
Outpatient rehabilitation	22,605	23,053	2.0	22,605	23,053	2.0
Other(2)	(19,779)	(19,251)	2.7	(19,779)	(19,251)	2.7
Total company	$93,513	$88,263	(5.6)%	$93,513	$88,263	(5.6)%

Adjusted EBITDA:(3)
Specialty hospitals	$102,166	$96,393	(5.7)%	$102,166	$96,393	(5.7)%
Outpatient rehabilitation	25,837	26,054	0.8	25,837	26,054	0.8
Other(2)	(17,724)	(16,489)	7.0	(17,724)	(16,489)	7.0
Total company	$110,279	$105,958	(3.9)%	$110,279	$105,958	(3.9)%

Adjusted EBITDA margins:(3)
Specialty hospitals	18.3%	17.2%		18.3%	17.2%
Outpatient rehabilitation	13.4	13.2		13.4	13.2
Other(2)	N/M	N/M		N/M	N/M
Total company	14.7%	14.0%		14.7%	14.0%

Total assets:
Specialty hospitals	$2,184,743	$2,229,458		$2,184,743	$2,229,458
Outpatient rehabilitation	437,591	445,411		437,591	445,411
Other(2)	157,303	170,186		156,080	170,186
Total company	$2,779,637	$2,845,055		$2,778,414	$2,845,055

Purchases of property and equipment:
Specialty hospitals	$12,631	$10,203		$12,631	$10,203
Outpatient rehabilitation	2,922	2,999		2,922	2,999
Other(2)	630	761		630	761
Total company	$16,183	$13,963		$16,183	$13,963

	Select Medical Holdings Corporation			Select Medical Corporation
	Six Months Ended June 30,			Six Months Ended June 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$1,110,168	$1,117,137	0.6%	$1,110,168	$1,117,137	0.6%
Outpatient rehabilitation	383,949	389,181	1.4	383,949	389,181	1.4
Other(2)	97	310	N/M	97	310	N/M
Total company	$1,494,214	$1,506,628	0.8%	$1,494,214	$1,506,628	0.8%

Income (loss) from operations:
Specialty hospitals	$178,798	$165,946	(7.2)%	$178,798	$165,946	(7.2)%
Outpatient rehabilitation	41,433	42,917	3.6	41,433	42,917	3.6
Other(2)	(35,114)	(38,070)	(8.4)	(35,114)	(38,070)	(8.4)
Total company	$185,117	$170,793	(7.7)%	$185,117	$170,793	(7.7)%

Adjusted EBITDA:(3)
Specialty hospitals	$202,120	$189,740	(6.1)%	$202,120	$189,740	(6.1)%
Outpatient rehabilitation	48,315	48,887	1.2	48,315	48,887	1.2
Other(2)	(31,092)	(32,588)	(4.8)	(31,092)	(32,588)	(4.8)
Total company	$219,343	$206,039	(6.1)%	$219,343	$206,039	(6.1)%

Adjusted EBITDA margins:(3)
Specialty hospitals	18.2%	17.0%		18.2%	17.0%
Outpatient rehabilitation	12.6	12.6		12.6	12.6
Other(2)	N/M	N/M		N/M	N/M
Total company	14.7%	13.7%		14.7%	13.7%

Total assets:
Specialty hospitals	$2,184,743	$2,229,458		$2,184,743	$2,229,458
Outpatient rehabilitation	437,591	445,411		437,591	445,411
Other(2)	157,303	170,186		156,080	170,186
Total company	$2,779,637	$2,845,055		$2,778,414	$2,845,055

Purchases of property and equipment:
Specialty hospitals	$19,682	$21,100		$19,682	$21,100
Outpatient rehabilitation	6,713	5,844		6,713	5,844
Other(2)	1,539	1,018		1,539	1,018
Total company	$27,934	$27,962		$27,934	$27,962

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Net income	$44,816	$29,878	$46,662	$29,878
Income tax expense	27,651	19,769	28,646	19,769
Interest expense	23,798	21,904	20,957	21,904
Loss on early retirement of debt	—	17,280	—	17,280
Equity in earnings of unconsolidated subsidiaries	(2,752)	(568)	(2,752)	(568)
Stock compensation expense:
Included in general and administrative	817	1,231	817	1,231
Included in cost of services	521	557	521	557
Depreciation and amortization	15,428	15,907	15,428	15,907
Adjusted EBITDA	$110,279	$105,958	$110,279	$105,958

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Net income	$87,388	$66,680	$90,971	$68,870
Income tax expense	55,226	41,630	57,156	42,809
Interest expense	47,720	45,362	42,207	42,952
Loss on early retirement of debt	—	18,747	—	17,788
Equity in earnings of unconsolidated subsidiaries	(5,217)	(1,626)	(5,217)	(1,626)
Stock compensation expense:
Included in general and administrative	1,589	2,427	1,589	2,427
Included in cost of services	1,010	1,110	1,010	1,110
Depreciation and amortization	31,627	31,709	31,627	31,709
Adjusted EBITDA	$219,343	$206,039	$219,343	$206,039

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

In the following discussion, we address the results of operations of Select and Holdings.  With the exception of interest expense and income taxes for certain periods, the results of operations of Holdings are identical to those of Select.  Therefore, the discussion related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries and non-controlling interest is identical for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 0.9% to $756.7 million for the three months ended June 30, 2013 compared to $750.2 million for the three months ended June 30, 2012.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 0.4% to $559.4 million for the three months ended June 30, 2013 compared to $557.1 million for the three months ended June 30, 2012.  The growth in net operating revenue resulted from increases in our patient volume, almost all of which was offset by a 2% reduction in our Medicare payments as part of the automatic reductions in federal spending under the Budget Control Act of 2011.  The reductions in our Medicare net operating revenue due to the Budget Control Act of 2011 were $9.1 million for the three months ended June 30, 2013.  Our patient days increased 1.7% to 341,655 days for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.  Our occupancy percentage was 73% for the three months ended June 30, 2013 compared to 71% for the three months ended June 30, 2012.  Our average net revenue per patient day fell to $1,532 for the three months ended June 30, 2013 compared to $1,554 for the three months ended June 30, 2012, principally as a result of decreases resulting from the automatic reduction of our Medicare payments mandated by the Budget Control Act of 2011.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 2.1% to $197.1 million for the three months ended June 30, 2013 compared to $193.1 million for the three months ended June 30, 2012, more than offsetting reductions in net operating revenues of $0.4 million due to the automatic reduction of our Medicare payments mandated by the Budget Control Act of 2011 and the $1.7 million impact of the MPPR Reduction.  The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended June 30, 2013 increased 5.5% compared to the three months ended June 30, 2012.  The increase was related to growth in both our number of visits and our net revenue per visit.  The number of visits in our owned outpatient rehabilitation clinics increased 4.4% for the three months ended June 30, 2013 to 1,217,598 visits compared to 1,166,550 visits for the three months ended June 30, 2012.  Net revenue per visit in our owned outpatient rehabilitation clinics increased 1.0% to $103 for the three months ended June 30, 2013 compared to $102 for the three months ended June 30, 2012.  Our contract services business experienced a decrease in net operating revenues of $3.9 million compared to the three months ended June 30, 2012, which principally resulted from the termination of contracts.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $11.2 million to $652.5 million for the three months ended June 30, 2013 compared to $641.3 million for the three months ended June 30, 2012 and resulted principally from increased patient volumes in our specialty hospitals and outpatient clinics.  As a percentage of our net operating revenues, our operating expenses were 86.2% for the three months ended June 30, 2013 compared to 85.5% for the three months ended June 30, 2012.  Our cost of services, a major component of which is labor expense, were $625.7 million or 82.7% of net operating revenue for the three months ended June 30, 2013 compared to $612.7 million or 81.7% of net operating revenue for the three months ended June 30, 2012.  Our increase in cost of services as a percentage of net operating revenue for the three months ended June 30, 2013 was principally from the loss of net operating revenues associated with the 2% reduction in our Medicare payments as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 and the MPPR Reduction discussed above under “Net Operating Revenues” with no offsetting reduction in costs.  Facility rent expense, which is a component of cost of services, was $30.9 million for the three months ended June 30, 2013 compared to $31.3 million for the three months ended June 30, 2012.  General and administrative expenses were 2.3% of net operating revenue or $17.9 million for the three months ended June 30, 2013 compared to 2.5% of net operating revenue or $18.6 million for the three months ended June 30, 2012.  Our general and administrative expenses decreased principally due to a reduction in executive compensation expenses.  Our bad debt expense was $8.8 million or 1.2% of net operating revenues for the three months ended June 30, 2013 compared to $10.0 million or 1.3% of net operating revenues for the three months ended March 31, 2012.

Adjusted EBITDA

Specialty Hospitals.   Adjusted EBITDA for our specialty hospitals decreased 5.7% to $96.4 million for the three months ended June 30, 2013 compared to $102.2 million for the three months ended June 30, 2012.  Our Adjusted EBITDA margins for the segment decreased to 17.2% for the three months ended June 30, 2013 from 18.3% for the three months ended June 30, 2012.  The decrease in Adjusted EBITDA for our specialty hospitals was primarily the result of the 2% reduction in our Medicare payments as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 as discussed above under “Net Operating Revenues” which reductions were accompanied by no offsetting reduction in costs.

Outpatient Rehabilitation.   Our Adjusted EBITDA for our outpatient rehabilitation segment increased 0.8% to $26.1 million for the three months ended June 30, 2013 compared to $25.8 million for the three months ended June 30, 2012, more than offsetting reductions in net operating revenues of $0.4 million due to the automatic reduction of our Medicare payments mandated by the Budget Control Act of 2011 and the $1.7 million impact of the MPPR Reduction.  Our Adjusted EBITDA margins for the outpatient rehabilitation segment decreased to 13.2% for the three months ended June 30, 2013 from 13.4% for the three months ended June 30, 2012.  The increase in the Adjusted EBITDA for our outpatient rehabilitation segment is principally due to the growth in net operating revenues of our outpatient rehabilitation clinics discussed above under “Net Operating Revenues.”  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $1.2 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  Our Adjusted EBITDA margins for our outpatient rehabilitation clinics were 15.1% for both the three months ended June 30, 2013 and 2012.  The Adjusted EBITDA in our contract services business decreased by $0.9 million for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  The Adjusted EBITDA margins for our contract services business declined to 7.1% for the three months ended June 30, 2013 from 8.5% for the three months ended June 30, 2012.

Other.   The Adjusted EBITDA loss was $16.5 million for the three months ended June 30, 2013 compared to an Adjusted EBITDA loss of $17.7 million for the three months ended June 30, 2012, principally due to decreases in executive compensation expenses as discussed above under “Operating Expenses.”

Income from Operations

For the three months ended June 30, 2013 we had income from operations of $88.3 million compared to $93.5 million for the three months ended June 30, 2012.  The decrease in our income from operations resulted principally from the 2% reduction in our Medicare payments as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 and the MPPR Reduction as discussed above under “Net Operating Revenues,” which reductions were accompanied by no offsetting reduction in costs.

Loss on Early Retirement of Debt

On May 28, 2013, we repaid a portion of our original term loan and series A term loan of our senior secured credit facility.  We recognized a loss of $17.3 million for the three months ended June 30, 2013, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities during the three months ended June 30, 2013.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended June 30, 2013, we had equity in earnings of unconsolidated subsidiaries of $0.6 million compared to equity in earnings of unconsolidated subsidiaries of $2.8 million for the three months ended June 30, 2012.  The decrease in our equity in earnings of unconsolidated subsidiaries resulted principally from losses incurred by start-up companies where we own a minority interest.

Interest Expense

Select Medical Corporation.  Interest expense was $21.9 million for the three months ended June 30, 2013 compared to $21.0 million for the three months ended June 30, 2012.  The increase in interest expense was principally due to increased borrowings at Select that were used to refinance debt held by Holdings in both the third quarter of 2012 and the first quarter of 2013.

Select Medical Holdings Corporation.  Interest expense was $21.9 million for the three months ended June 30, 2013 compared to $23.8 million for the three months ended June 30, 2012.  The decrease in interest expense was principally due to lower interest rates on the portions of the debt that we refinanced in both the third quarter of 2012 and the first quarter of 2013.

Income Taxes

Select Medical Corporation. We recorded income tax expense of $19.8 million for the three months ended June 30, 2013. The expense represented an effective tax rate of 39.8%.  We recorded income tax expense of $28.6 million for the three months ended June 30, 2012. The expense represented an effective tax rate of 38.0%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $19.8 million for the three months ended June 30, 2013, which represented an effective tax rate of 39.8%.  We recorded income tax expense of $27.7 million for the three months ended June 30, 2012, which represented an effective tax rate of 38.2%.  The increase in our effective tax rate has resulted from increases in our state taxes relative to our income.  We experienced a higher proportion of income in higher state income tax rate jurisdictions for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.  In addition, income tax expense was reduced in the three months ended June 30, 2012 from the usage of state net operating losses.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $2.1 million for the three months ended June 30, 2013 and $1.6 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

In the following discussion, we address the results of operations of Select and Holdings.  With the exception of the loss on early retirement of debt, interest expense and income taxes for certain periods, the results of operations of Holdings are identical to those of Select.  Therefore, the discussion related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries and non-controlling interest is identical for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 0.8% to $1,506.6 million for the six months ended June 30, 2013 compared to $1,494.2 million for the six months ended June 30, 2012.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 0.6% to $1,117.1 million for the six months ended June 30, 2013 compared to $1,110.2 million for the six months ended June 30, 2012.  The growth in net operating revenue primarily resulted from increases in our patient volume, increases in our non-Medicare reimbursement rates and increases in revenues that are generated from contracted labor services provided to our joint venture with Baylor Health Care System (the “Baylor JV”).  These increases were offset in part by a 2% reduction in our Medicare payments as part of the automatic reductions in federal spending under the Budget Control Act of 2011.  The reductions in our Medicare net operating revenue due to the Budget Control Act of 2011 were $9.1 million for the six months ended June 30, 2013.  Our patient days increased 0.3% to 681,037 days for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.  Our occupancy percentage was 73% for the six months ended June 30, 2013 compared to 72% for the six months ended June 30, 2012.  Our average net revenue per patient day decreased to $1,538 for the six months ended June 30, 2013 compared to $1,539 for the six months ended June 30, 2012 and this decrease principally resulted from decreases in our average Medicare net revenue per patient day as a result of the 2% reduction in our Medicare payments as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 offset in part by increases in our non-Medicare reimbursement rates.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 1.4% to $389.2 million for the six months ended June 30, 2013 compared to $383.9 million for the six months ended June 30, 2012, more than offsetting reductions in net operating revenues of $0.4 million due to the automatic reduction of our Medicare payments mandated by the Budget Control Act of 2011 and the $1.7 million impact of the MPPR Reduction.  The net operating revenues generated by our outpatient rehabilitation clinics for the six months ended June 30, 2013 increased 4.3% compared to the six months ended June 30, 2012.  The increase was related to growth in both our number of visits and net revenue per visit.  The number of visits in our owned outpatient rehabilitation clinics increased 2.7% for the six months ended June 30, 2013 to 2,380,221 visits compared to 2,318,759 visits for the six months ended June 30, 2012.  Net revenue per visit in our owned outpatient rehabilitation clinics increased 1.0% to $104 for the six months ended June 30, 2013 compared to $103 for the six months ended June 30, 2012.  Our contract services business experienced a decrease in net operating revenues of approximately $6.9 million compared to the six months ended June 30, 2012, which principally resulted from the termination of contracts.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $26.6 million to $1,304.1 million for the six months ended June 30, 2013 compared to $1,277.5 million for the six months ended June 30, 2012, principally due to increases in our specialty hospital segment.  As a percentage of our net operating revenues, our operating expenses were 86.6% for the six months ended June 30, 2013 compared to 85.5% for the six months ended June 30, 2012.  Our cost of services, a major component of which is labor expense, were $1,250.6 million or 83.0% of net operating revenue for the six months ended June 30, 2013 compared to $1,224.3 million or 81.9% of net operating revenue for the six months ended June 30, 2012.  The principal cause of the increase in cost of services as a percentage of net operating revenues resulted from inflationary increases in labor costs in our specialty hospitals and the loss of net operating revenues associated with the 2% reduction in our Medicare payments as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 and the MPPR Reduction discussed above under “Net Operating Revenues” with no offsetting reduction in costs.  Facility rent expense, which is a component of cost of services, was $61.3 million for the six months ended June 30, 2013 compared to $61.7 million for the six months ended June 30, 2012.  General and administrative expenses were 2.4% of net operating revenue or $35.3 million for the six months ended June 30, 2013 compared to 2.2% of net operating revenue or $32.8 million for the six months ended June 30, 2012.  Our general and administrative expenses for the six months ended June 30, 2012 were favorably impacted by a gain on the sale of a building; excluding this gain, general and administrative expenses for the six months ended June 30, 2012 would have been 2.4% of net operating revenue.  Our bad debt expense was $18.2 million or 1.2% of net operating revenues for the six months ended June 30, 2013 compared to $20.4 million or 1.4% of net operating revenues for the six months ended June 30, 2012.

Adjusted EBITDA

Specialty Hospitals.   Adjusted EBITDA for our specialty hospitals decreased 6.1% to $189.7 million for the six months ended June 30, 2013 compared to $202.1 million for the six months ended June 30, 2012.  Our Adjusted EBITDA margins for the segment decreased to 17.0% for the six months ended June 30, 2013 from 18.2% for the six months ended June 30, 2012.  The decrease in Adjusted EBITDA for our specialty hospitals was primarily the result of the 2% reduction in our Medicare payments as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 as discussed above under “Net Operating Revenues,” which reductions were accompanied by no offsetting reduction in costs, and increases in our operating expenses discussed above under “Operating Expenses.”

Outpatient Rehabilitation.   Our Adjusted EBITDA for our outpatient rehabilitation segment increased 1.2% to $48.9 million for the six months ended June 30, 2013 compared to $48.3 million for the six months ended June 30, 2012, more than offsetting reductions in net operating revenues of $0.4 million due to the automatic reduction of our Medicare payments mandated by the Budget Control Act of 2011 and the $1.7 million impact of the MPPR Reduction.  Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.6% for both the six months ended June 30, 2013 and 2012.  The increase in the Adjusted EBITDA for our outpatient rehabilitation segment is principally due to growth in net operating revenues of our outpatient rehabilitation clinics discussed above under “Net Operating Revenues.”  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $1.8 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  Our Adjusted EBITDA margins for our outpatient rehabilitation clinics was 14.2% for both the six months ended June 30, 2013 and 2012.  The Adjusted EBITDA in our contract services business decreased by $1.2 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.  The Adjusted EBITDA margins for our contract services business declined to 7.3% for the six months ended June 30, 2013 from 8.0% for the six months ended June 30, 2012.

Other.  The Adjusted EBITDA loss was $32.6 million for the six months ended June 30, 2013 compared to an Adjusted EBITDA loss of $31.1 million for the six months ended June 30, 2012.  The lower Adjusted EBITDA loss for the six months ended June 30, 2012 is primarily attributable to the gain on the sale of a building during the same period last year, as described under “Operating Expenses.”

Income from Operations

For the six months ended June 30, 2013 we had income from operations of $170.8 million compared to $185.1 million for the six months ended June 30, 2012.  The decrease in our income from operations resulted principally from the 2% reduction in our Medicare payments as part of the automatic reductions in federal spending mandated under the Budget Control Act of 2011 and the MPPR Reduction, as discussed above under “Net Operating Revenues,” and increases in labor costs in our specialty hospitals as discussed above under “Operating Expenses.”

Loss on Early Retirement of Debt

Select Medical Corporation.  On March 22, 2013 we redeemed all of Select’s outstanding 7 5/8% senior subordinated notes due 2015. We recognized a loss on early retirement of debt of $0.5 million in the first quarter 2013 for the unamortized debt issuance costs associated with the redeemed debt.

On May 28, 2013, we repaid a portion of our original term loan and series A term loan of our senior secured credit facility and on June 3, 2013 we amended our existing senior secured credit facility.  We recognized a loss on early retirement of debt of $17.3 million in the second quarter 2013, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities.

Select Medical Holdings Corporation.  On March 22, 2013 we redeemed all of Select’s outstanding 7 5/8% senior subordinated notes due 2015, and redeemed all of our senior floating rate notes due 2015. We recognized a loss on early retirement of debt of $1.5 million in the first quarter 2013 for the unamortized debt issuance costs associated with the redeemed debt.

On May 28, 2013, we repaid a portion of our original term loan and series A term loan of our senior secured credit facility and on June 3, 2013 we amended our existing senior secured credit facility.  We recognized a loss of $17.3 million in the second quarter 2013, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities.

Equity in Earnings of Unconsolidated Subsidiaries

For the six months ended June 30, 2013, we had equity in earnings of unconsolidated subsidiaries of $1.6 million compared to equity in earnings of unconsolidated subsidiaries of $5.2 million for the six months ended June 30, 2012.  The decrease in our equity in earnings of unconsolidated subsidiaries resulted from decreases in earnings contributed from the Baylor JV and losses incurred by start-up companies where we own a minority interest.

Interest Expense

Select Medical Corporation.  Interest expense was $43.0 million for the six months ended June 30, 2013 compared to $42.2 million for the six months ended June 30, 2012.  The increase in interest expense was principally due to increased borrowings that were used to refinance debt held by Holdings in both the third quarter of 2012 and the first quarter of 2013.

Select Medical Holdings Corporation.  Interest expense was $45.4 million for the six months ended June 30, 2013 compared to $47.7 million for the six months ended June 30, 2012.  The decrease in interest expense was principally due to lower interest rates on the portions of the debt that we refinanced in both the third quarter of 2012 and the first quarter of 2013.

Income Taxes

Select Medical Corporation.  We recorded income tax expense of $42.8 million for the six months ended June 30, 2013. The expense represented an effective tax rate of 38.3%.  We recorded income tax expense of $57.2 million for the six months ended June 30, 2012. The expense represented an effective tax rate of 38.6%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $41.6 million for the six months ended June 30, 2013, which represented an effective tax rate of 38.4%.  We recorded income tax expense of $55.2 million for the six months ended June 30, 2012, which represented an effective tax rate of 38.7%.  The decline in our effective tax rate has resulted from an increase in earnings of our consolidated subsidiaries taxed as pass-through entities where we only record income taxes on our share of the income, offset in part by an increase in our state effective tax rates that has resulted from a higher proportion of our income being generated in states with higher tax rates.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $4.5 million for the six months ended June 30, 2013 and $2.7 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2013 and Six Months Ended June 30, 2012

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$118,805	$22,023	$124,049	$27,602
Cash flows used in investing activities	(21,643)	(56,849)	(21,643)	(56,849)
Cash flows provided by (used in) financing activities	(87,685)	3,450	(92,929)	(2,129)
Net increase (decrease) in cash and cash equivalents	9,477	(31,376)	9,477	(31,376)
Cash and cash equivalents at beginning of period	12,043	40,144	12,043	40,144
Cash and cash equivalents at end of period	$21,520	$8,768	$21,520	$8,768

Operating activities for Holdings provided $22.0 million and for Select provided $27.6 million of cash flows for the six months ended June 30, 2013.  Operating activities for Holdings provided $118.8 million and for Select provided $124.0 million of cash flows for the six months ended June 30, 2012.  The operating cash flows of Select exceeded the operating cash flows of Holdings by $5.6 million for the six months ended June 30, 2013 and by $5.2 million for the six months ended June 30, 2012.  The difference relates to interest payments on Holdings’ indebtedness.  The decline in operating cash flows for both Holdings and Select in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is due to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals and an acceleration in the payment of accrued interest resulting from our debt refinancings.

Our days sales outstanding were 51 days at June 30, 2013 compared to 51 days at June 30, 2012 and 45 days at December 31, 2012.  The increase in days sales outstanding between December 31, 2012 and June 30, 2013 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.

Investing activities used $56.8 million of cash flow for the six months ended June 30, 2013.  The principal use of cash included $28.0 million related to the purchase of property and equipment and $28.7 million related principally to investments in unconsolidated businesses.  Investing activities used $21.6 million of cash flow for the six months ended June 30, 2012.  The principal use of cash included $27.9 million related to the purchase of property and equipment and $10.0 million related primarily to an additional investment in the Baylor JV.  This use of cash was offset by $16.5 million in proceeds related to the sale of a building.

Financing activities for Select used $2.1 million of cash flow for the six months ended June 30, 2013.  The primary source of cash related to $600.0 million of proceeds from Select’s 6.375% senior notes on May 28, 2013.  The proceeds of the senior notes were used to repay $587.0 million of Select’s senior secured credit facility term loans and fund certain transaction costs amounting to $14.4 million.  In addition, cash of $298.5 million was provided through the issuance of senior secured credit facility term loans which was used to pay dividends to Holdings to fund the redemption of $167.3 million principal amount of Holdings senior floating rate notes, repurchase $70.0 million of Selects’ 7 5/8% senior subordinated notes and pay $4.2 million of transaction costs related to the financing transactions completed during the first quarter ended March 31, 2013.  In addition, during the six months ended June 30, 2013 Select paid dividends to Holdings to fund $14.0 million of dividends paid to common stockholders, $10.0 million to fund Holding’s repurchase of common stock and $5.6 million to fund interest payments on Holdings debt.  Select also made net repayments on the revolving portion of the credit facility of $25.0 million, paid $5.6 million for credit facility term loan principal maturities and received net proceeds from other debt of $2.2 million.  Select had proceeds of $1.6 million from bank overdrafts and used $1.5 million to make distributions to non-controlling interests.  Financing activities for Select used $92.9 million of cash flow for the six months ended June 30, 2012.  The primary uses of cash related to net payments under our senior secured credit facility of $44.3 million, dividends paid to Holdings to fund interest payments and stock repurchases of $52.0 million and distributions to non-controlling interests of $1.7 million.  These uses were offset by net borrowings of other debt of $0.8 million, proceeds of $0.5 million from the issuance of common stock and proceeds from bank overdrafts of $3.7 million.

The difference in cash flows provided by financing activities of Holdings compared to Select of $5.6 million for the six months ended June 30, 2013 and $5.2 million for the six months ended June 30, 2012 related to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its indebtedness.

Capital Resources

Select Medical Corporation.  Select had net working capital of $135.4 million at June 30, 2013 compared to net working capital of $63.2 million at December 31, 2012.  The increase in net working capital is primarily due to increases in accounts receivable.

Select Medical Holdings Corporation.  Holdings had net working capital of $135.4 million at June 30, 2013 compared to net working capital of $65.2 million at December 31, 2012.  The increase in net working capital is primarily due to increases in accounts receivable.

On February 20, 2013, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the “series B term loan”) to Select.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.

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

At the time of issuing the series B term loan, Select had additional term loan tranches including an $850.0 million term loan tranche issued on June 1, 2011 (the “original term loan”) and a $275.0 million incremental term loan tranche issued August 13, 2012 (the “series A term loan”). Both the original term loan and series A term loan tranches were issued at a discount and amortize in equal quarterly installments on the last day of each March, June, September and December. The balance of both the original term loan and series A term loan are payable on June 1, 2018.

On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021. The senior notes are senior unsecured obligations of Select and are fully and unconditionally guaranteed by all of Select’s wholly owned subsidiaries.  On May 28, 2013, Select used the proceeds of the senior notes to pay a portion of the amounts outstanding on the original term loan and the series A term loan, and to pay related fees and expenses.  Select recognized a loss on early retirement of debt of $17.3 million in the three months ended June 30, 2013 in connection with the repayment of a portion of its term loans and amendment of the existing senior secured credit facility, which included the write-off of unamortized debt issuance costs.

Interest on the senior notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.  The senior notes are Select’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.  The senior notes are guaranteed, jointly and severally, by Select’s direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

Select may redeem some or all of the senior notes prior to June 1, 2016 by paying a “make-whole” premium.  Select may redeem some or all of the senior notes on or after June 1, 2016 at specified redemption prices.  In addition, prior to June 1, 2016, Select may redeem up to 35% of the senior notes with the net proceeds of certain equity offerings at a price of 106.375% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events.  These restrictions and prohibitions are subject to certain qualifications and exceptions.

The Indenture relating to the senior notes contains covenants that, among other things, limit Select’s ability and the ability of certain of its subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates.  In addition, the Indenture requires, among other things, Select to provide financial and current reports to holders of the senior notes or file such reports electronically with the U.S. Securities and Exchange Commission (the “SEC”).  These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture.

In connection with the issuance of the senior notes, Select entered into a registration rights agreement on May 28, 2013 with certain guarantors of the notes named therein and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers named therein (the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, Select has agreed to file an exchange offer registration statement to exchange the senior notes for substantially identical notes registered under the Securities Act unless the exchange offer is not permitted by applicable law or the policy of the SEC.  Select has also agreed to file a shelf registration statement to cover resales of notes under certain circumstances.  Select has agreed to file the exchange offer registration statement with the SEC within 150 days of the issue date of the senior notes and use commercially reasonable efforts to have the exchange offer registration statement declared effective within 240 days of the issue date and to complete the exchange offer with respect to the senior notes within 30 days of effectiveness.  In addition, Select agreed to use commercially reasonable efforts to file the shelf registration statement on or prior to the later of (i) 120 days after a filing obligation arises and (ii) 270 days after the issue date, and to use commercially reasonable efforts to cause such shelf registration statement to be declared effective by the SEC on or prior to 210 days after such filing.  If Select fails to satisfy its registration obligations under the

Registration Rights Agreement, it will be required to pay additional interest to the holders of the senior notes under certain circumstances.

On June 3, 2013, Select amended its existing senior secured credit facilities in order to:

•                  extend the maturity date on $293.3 million of its $300.0 million  revolving credit facility from June 1, 2016 to March 1, 2018;

•                  convert the remaining original term loan and series A term loan to a series C term loan and lower the interest rate payable on the series C term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.00%, or Alternate Base Rate plus 2.00%, and amend the provision of the series C term loan from providing that Adjusted LIBO will at no time be less than 1.75% to providing that Adjusted LIBO will at no time be less than 1.00%; and

•                  amend the restrictive covenants governing the senior secured credit facilities in order to allow for unlimited restricted payments so long as there is no event of default under the senior secured credit facilities and the total pro forma ratio of total indebtedness to Consolidated EBITDA (as defined in our senior secured credit facilities) is less than or equal to 2.75 to 1.00.

At June 30, 2013, we had outstanding borrowings of $811.1 million (net of unamortized original issue discounts of $7.2 million) under the term loans and borrowings of $105.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities. We had $153.1 million of availability under our revolving loan facility (after giving effect to $41.9 million of outstanding letters of credit) at June 30, 2013.

The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in our senior secured credit facility). The applicable interest rate for revolving loans as of June 30, 2013 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended June 30, 2013, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 4.50 to 1.00. Select’s leverage ratio was 3.93 to 1.00 as of June 30, 2013.

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

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $350.0 million worth of shares of its common stock.  The program will remain in effect until March 31, 2014, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under its revolving credit facility.  During the six months ended June 30, 2013, Holdings repurchased 1,115,691 shares at a cost of approximately $10.0 million, an average cost per share of $8.95, which includes transaction costs.  Since the inception of the program through June 30, 2013, Holdings has repurchased 23,606,080 shares at a cost of approximately $173.6 million, or $7.36 per share, which includes transaction costs.

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

Dividend

On August 7, 2013, Holdings’ board of directors declared a quarterly cash dividend of $0.10 per share. The dividend will be payable on or about August 30, 2013 to stockholders of record as of the close of business on August 20, 2013.

Effects of inflation and changing prices

We derive a substantial portion of our revenues from the Medicare program. We have been, and could be in the future, affected by the continuing efforts of governmental and private third party payors to contain healthcare costs by limiting or reducing reimbursement payments.

Additionally, reimbursement payments under governmental and private third party payor programs may not increase to sufficiently cover increasing costs. Medicare reimbursement in long term acute care hospitals and inpatient rehabilitation facilities are subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payments under what is commonly known as a “market basket update.” Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services and may be reduced by CMS for other adjustments.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility.  As of June 30, 2013, we had $818.3 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $105.0 million in revolving loans outstanding under our senior secured credit facility, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.2 million annual change in interest expense.  However, because the variable interest rate for an aggregate $519.8 million in series C term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, our interest rate on this indebtedness is effectively fixed at 4.00%.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of June 30, 2013 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. On June 26, 2013, the United States filed a motion seeking to extend such stay of the proceedings for an additional 90 days, and on June 27, 2013, the defendants each filed a notice of consent to the requested stay.

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

ITEM 1A.          RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

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
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: August 8, 2013

EXHIBIT INDEX

Exhibit	Description

1.1

Purchase Agreement, dated May 13, 2013, by and among Select Medical Corporation, the initial purchasers named therein and the Guarantors (as defined therein), incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on May 14, 2013. (Reg. No. 001-34465)

4.1

Indenture, dated as of May 28, 2013, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on May 28, 2013. (Reg. No. 001-34465)

4.2

Forms of 6.375% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on May 28, 2013. (Reg. No. 001-34465)

4.3

Registration Rights Agreement, dated May 28, 2013, by and among the Company, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers named therein, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on May 28, 2013. (Reg. No. 001-34465)

10.1

Amendment No. 10 to Employment Agreement, by and between Select Medical Corporation and Patricia A. Rice, dated June 28, 2013, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on July 2, 2013. (Reg. No. 001-34465)

10.2	Amendment No. 4 to the Credit Agreement, dated as of June 3, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) Consolidated Balance Sheets as June 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity and Income for the six months ended June 30, 2013 and (v) Notes to Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.