Form 10-Q
period 2013-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2013-10-31
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2013

☐         Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                    to                     .

Commission File Number:  001 – 34465 and 001 – 31441

SELECT MEDICAL HOLDINGS CORPORATION

SELECT MEDICAL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	20-1764048
Delaware	23-2872718
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

4714 Gettysburg Road, P.O. Box 2034, Mechanicsburg, Pennsylvania 17055

(Address of principal executive offices and zip code)

(717) 972-1100

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrant, Select Medical Holdings Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as such Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the Registrant, Select Medical Corporation (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as such Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Smaller reporting company  ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of October 15, 2013, Select Medical Holdings Corporation had outstanding 139,546,090 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2012	2013	2012	2013

ASSETS
Current Assets:
Cash and cash equivalents	$40,144	$9,293	$40,144	$9,293
Accounts receivable, net of allowance for doubtful accounts of $41,854 and $41,255 at 2012 and 2013, respectively	359,929	423,334	359,929	423,334
Current deferred tax asset	17,877	15,372	17,877	15,372
Prepaid income taxes	3,895	4,044	3,895	4,044
Other current assets	31,818	39,968	31,818	39,968
Total Current Assets	453,663	492,011	453,663	492,011

Property and equipment, net	501,552	499,531	501,552	499,531
Goodwill	1,640,534	1,641,836	1,640,534	1,641,836
Other identifiable intangibles	71,745	71,831	71,745	71,831
Other assets	93,867	137,215	92,819	137,215

Total Assets	$2,761,361	$2,842,424	$2,760,313	$2,842,424

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$17,836	$7,435	$17,836	$7,435
Current portion of long-term debt and notes payable	11,646	13,966	11,646	13,966
Accounts payable	89,547	96,360	89,547	96,360
Accrued payroll	88,586	81,303	88,586	81,303
Accrued vacation	55,714	57,328	55,714	57,328
Accrued interest	22,016	22,005	18,759	22,005
Accrued other	102,040	102,925	107,280	102,925
Due to third party payors	1,078	3,968	1,078	3,968
Total Current Liabilities	388,463	385,290	390,446	385,290

Long-term debt, net of current portion	1,458,597	1,474,915	1,291,297	1,474,915
Non-current deferred tax liability	89,510	90,859	89,510	90,859
Other non-current liabilities	68,502	80,077	68,502	80,077

Total Liabilities	2,005,072	2,031,141	1,839,755	2,031,141

Redeemable non-controlling interests	10,811	11,623	10,811	11,623

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 140,589,256 shares and 139,546,090 shares issued and outstanding at 2012 and 2013, respectively	141	140	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	473,697	472,080	859,839	866,423
Retained earnings (accumulated deficit)	243,210	296,196	21,478	(98,007)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	717,048	768,416	881,317	768,416
Non-controlling interest	28,430	31,244	28,430	31,244
Total Equity	745,478	799,660	909,747	799,660

Total Liabilities and Equity	$2,761,361	$2,842,424	$2,760,313	$2,842,424

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2012	2013	2012	2013

Net operating revenues	$713,669	$722,845	$713,669	$722,845

Costs and expenses:
Cost of services	598,984	617,281	598,984	617,281
General and administrative	17,130	17,740	17,130	17,740
Bad debt expense	11,199	9,262	11,199	9,262
Depreciation and amortization	15,537	16,163	15,537	16,163
Total costs and expenses	642,850	660,446	642,850	660,446

Income from operations	70,819	62,399	70,819	62,399

Other income and expense:
Loss on early retirement of debt	(6,064)	—	(6,064)	—
Equity in earnings (losses) of unconsolidated subsidiaries	1,167	(179)	1,167	(179)
Interest expense	(24,575)	(21,252)	(21,740)	(21,252)

Income before income taxes	41,347	40,968	44,182	40,968

Income tax expense	16,189	15,761	17,181	15,761

Net income	25,158	25,207	27,001	25,207

Less: Net income attributable to non-controlling interests	1,048	1,935	1,048	1,935

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$24,110	$23,272	$25,953	$23,272

Income per common share:
Basic	$0.17	$0.17
Diluted	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013

Net operating revenues	$2,207,883	$2,229,473	$2,207,883	$2,229,473

Costs and expenses:
Cost of services	1,823,272	1,867,915	1,823,272	1,867,915
General and administrative	49,908	53,065	49,908	53,065
Bad debt expense	31,603	27,429	31,603	27,429
Depreciation and amortization	47,164	47,872	47,164	47,872
Total costs and expenses	1,951,947	1,996,281	1,951,947	1,996,281

Income from operations	255,936	233,192	255,936	233,192

Other income and expense:
Loss on early retirement of debt	(6,064)	(18,747)	(6,064)	(17,788)
Equity in earnings of unconsolidated subsidiaries	6,384	1,447	6,384	1,447
Interest expense	(72,295)	(66,614)	(63,947)	(64,204)

Income before income taxes	183,961	149,278	192,309	152,647

Income tax expense	71,415	57,391	74,337	58,570

Net income	112,546	91,887	117,972	94,077

Less: Net income attributable to non-controlling interests	3,722	6,417	3,722	6,417

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$108,824	$85,470	$114,250	$87,660

Income per common share:
Basic	$0.77	$0.61
Diluted	$0.77	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2012		$745,478	140,589	$141	$473,697	$243,210	$28,430
Net income	$89,588	89,588				85,470	4,118
Net income - attributable to redeemable non-controlling interests	2,299
Total comprehensive income	$91,887
Dividends paid to common stockholders		(27,929)				(27,929)
Issuance and vesting of restricted stock		4,695	72	0	4,695
Stock option expense		708			708
Repurchase of common shares		(10,946)	(1,115)	(1)	(7,020)	(3,925)
Acquisitions of non-controlling interests		261					261
Distributions to non-controlling interests		(1,565)					(1,565)
Redeemable non-controlling interests redemption value adjustment		(630)				(630)
Balance at September 30, 2013		$799,660	139,546	$140	$472,080	$296,196	$31,244

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings (accumulated deficit)	Non-controlling Interests
Balance at December 31, 2012		$909,747	0	$0	$859,839	$21,478	$28,430
Net income	$91,778	91,778				87,660	4,118
Net income - attributable to redeemable non-controlling interests	2,299
Total comprehensive income	$94,077
Federal tax benefit of losses contributed by Holdings		1,181			1,181
Net change in dividends payable to Holdings		5,239				5,239
Dividends declared and paid to Holdings		(211,754)				(211,754)
Contribution related to restricted stock awards and stock option issuances by Holdings		5,403			5,403
Acquisitions of non-controlling interests		261					261
Distributions to non-controlling intersts		(1,565)					(1,565)
Redeemable non-controlling interests redemption value adjustment		(630)				(630)
Balance at September 30, 2013		$799,660	0	$0	$866,423	$(98,007)	$31,244

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013

Operating activities
Net income	$112,546	$91,887	$117,972	$94,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,164	47,872	47,164	47,872
Provision for bad debts	31,603	27,429	31,603	27,429
Equity in earnings of unconsolidated subsidiaries	(6,384)	(1,447)	(6,384)	(1,447)
Loss on early retirement of debt	6,064	18,747	6,064	17,788
Gain from disposal or sale of assets	(3,484)	(93)	(3,484)	(93)
Non-cash stock compensation expense	3,990	5,403	3,990	5,403
Amortization of debt discount and issuance costs	5,494	6,507	5,215	6,418
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(10,507)	(89,237)	(10,507)	(89,237)
Other current assets	(1,849)	(7,642)	(1,849)	(7,642)
Other assets	1,270	(3,211)	1,270	(3,211)
Accounts payable	(4,098)	6,798	(4,098)	6,798
Due to third-party payors	360	2,890	360	2,890
Accrued expenses	348	4,788	2,956	8,046
Income and deferred taxes	11,559	4,414	14,481	5,593
Net cash provided by operating activities	194,076	115,105	204,753	120,684

Investing activities
Purchases of property and equipment	(45,188)	(45,331)	(45,188)	(45,331)
Proceeds from sale of assets	16,511	518	16,511	518
Investment in businesses, net of distributions	(9,899)	(32,430)	(9,899)	(32,430)
Acquisition of businesses, net of cash acquired	(1,547)	(848)	(1,547)	(848)
Net cash used in investing activities	(40,123)	(78,091)	(40,123)	(78,091)

Financing activities
Borrowings on revolving credit facility	365,000	580,000	365,000	580,000
Payments on revolving credit facility	(405,000)	(645,000)	(405,000)	(645,000)
Borrowings on credit facility term loans, net of discount	266,750	298,500	266,750	298,500
Payments on credit facility term loans	(7,063)	(594,668)	(7,063)	(594,668)
Issuance of 6.375% senior notes	—	600,000	—	600,000
Repurchase of senior floating rate notes	—	(167,300)	—	—
Repurchase of 7 5/8% senior subordinated notes	(278,495)	(70,000)	(278,495)	(70,000)
Borrowings of other debt	5,835	9,238	5,835	9,238
Principal payments on other debt	(7,417)	(7,467)	(7,417)	(7,467)
Debt issuance costs	(4,236)	(18,820)	(4,236)	(18,820)
Dividends paid to common stockholders	—	(27,929)	—	—
Dividends paid to Holdings	—	—	(57,467)	(211,754)
Repurchase of common stock	(46,790)	(10,946)	—	—
Proceeds from issuance of common stock	1,104	—	—	—
Equity investment by Holdings	—	—	1,104	—
Repayment of bank overdrafts	(3,011)	(10,401)	(3,011)	(10,401)
Distributions to non-controlling interests	(2,997)	(3,072)	(2,997)	(3,072)
Net cash used in financing activities	(116,320)	(67,865)	(126,997)	(73,444)

Net increase (decrease) in cash and cash equivalents	37,633	(30,851)	37,633	(30,851)

Cash and cash equivalents at beginning of period	12,043	40,144	12,043	40,144
Cash and cash equivalents at end of period	$49,676	$9,293	$49,676	$9,293

Supplemental Cash Flow Information
Cash paid for interest	$68,122	$60,439	$57,448	$54,860
Cash paid for taxes	$59,850	$52,977	$59,850	$52,977

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of September 30, 2013 and for the three and nine month periods ended September 30, 2012 and 2013 have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013.  Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

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

3.  Intangible Assets

The gross carrying amounts of the Company’s indefinite-lived intangible assets consist of the following:

	December 31, 2012	September 30, 2013
	(in thousands)

Goodwill	$1,640,534	$1,641,836
Trademarks	57,709	57,709
Certificates of need	11,914	12,039
Accreditations	2,122	2,083
Total	$1,712,279	$1,713,667

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At September 30, 2013, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 6.7 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2013 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2012	$1,333,220	$307,314	$1,640,534
Goodwill acquired during the period	1,395	40	1,435
Purchase price adjustment	—	(133)	(133)
Balance as of September 30, 2013	$1,334,615	$307,221	$1,641,836

4.  Indebtedness

The components of long-term debt and notes payable are as follows:

	Select Medical Holdings Corporation
	December 31, 2012	September 30, 2013
	(in thousands)

7 5/8% senior subordinated notes	$70,000	$—
6.375% senior notes	—	600,000
Senior secured credit facilities:
Revolving loan	130,000	65,000
Term loans (1)	1,096,641	809,438
Senior floating rate notes	167,300	—
Other	6,302	14,443
Total debt	1,470,243	1,488,881
Less: current maturities	11,646	13,966
Total long-term debt	$1,458,597	$1,474,915

	Select Medical Corporation
	December 31, 2012	September 30, 2013
	(in thousands)

7 5/8% senior subordinated notes	$70,000	$—
6.375% senior notes	—	600,000
Senior secured credit facilities:
Revolving loan	130,000	65,000
Term loans (1)	1,096,641	809,438
Other	6,302	14,443
Total debt	1,302,943	1,488,881
Less: current maturities	11,646	13,966
Total long-term debt	$1,291,297	$1,474,915

(1)         Presented net of unamortized discounts of $14.2 million and $6.8 million at December 31, 2012 and September 30, 2013, respectively.

On February 20, 2013, Select entered into a credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the “series B term loan”) to Select.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.  The Company recognized a loss on early retirement of debt of $1.5 million during the three months ended March 31, 2013 for unamortized debt issuance costs, of which approximately $0.5 million was associated with Select’s 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings’ senior floating rate notes due 2015.

Borrowings under the series B term loan bear interest at a rate equal to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%.  The series B term loan amortizes in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $3.0 million.  The balance of the series B term loan is payable on February 20, 2016.

At the time of issuing the series B term loan, Select had additional term loan tranches outstanding including an $850.0 million term loan tranche issued on June 1, 2011 (the “original term loan”) and a $275.0 million incremental term loan tranche issued August 13, 2012 (the “series A term loan”). Both the original term loan and series A term loan tranches were issued at a discount and amortized in equal quarterly installments on the last day of each March, June, September and December. The balance of both the original term loan and series A term loan was payable on June 1, 2018.

On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021.  On May 28, 2013, Select used the proceeds of the senior notes to pay a portion of the amounts then outstanding on the original term loan and the series A term loan, and to pay related fees and expenses.  Select recognized a loss on early retirement of debt of $17.3 million in the three months ended June 30, 2013 in connection with the repayment of a portion of its term loans and amendment of the existing senior secured credit facility, which included the write-off of unamortized debt issuance costs.

Interest on the senior notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.  The senior notes are Select’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.  The senior notes are unconditionally guaranteed by all of Select’s wholly-owned subsidiaries.  The senior notes are guaranteed, jointly and severally, by Select’s direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

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

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from October 1, 2013 through December 31, 2013 and the years after 2013 are approximately as follows and are presented net of the discounts on the senior secured credit facility term loans (in thousands):

October 1, 2013 – December 31, 2013	$4,869
2014	11,497
2015	10,086
2016	296,134
2017	4,075
2018 and beyond	1,162,220

5.  Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt.  The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of Select’s senior secured credit facility was $1,226.6 million and $874.4 million at December 31, 2012 and September 30, 2013, respectively.  The fair value of Select’s senior secured credit facility was $1,216.2 million and $867.9 million at December 31, 2012 and September 30, 2013, respectively.  The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 6.375% senior notes was $600.0 million at September 30, 2013.  The fair value of Select’s 6.375% senior notes was $570.0 million at September 30, 2013.  The fair value of this debt was based on quoted market prices.

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

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended September 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$531,409	$182,246	$14	$713,669
Adjusted EBITDA	83,659	20,354	(16,266)	87,747
Total assets:
Select Medical Corporation	2,165,248	431,310	184,120	2,780,678
Select Medical Holdings Corporation	2,165,248	431,310	185,250	2,781,808
Capital expenditures	12,281	3,073	1,900	17,254

	Three Months Ended September 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$532,610	$190,223	$12	$722,845
Adjusted EBITDA	75,280	21,619	(16,471)	80,428
Total assets:
Select Medical Corporation	2,232,756	445,729	163,939	2,842,424
Select Medical Holdings Corporation	2,232,756	445,729	163,939	2,842,424
Capital expenditures	14,157	2,802	410	17,369

	Nine Months Ended September 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$1,641,577	$566,195	$111	$2,207,883
Adjusted EBITDA	285,779	68,669	(47,358)	307,090
Total assets:
Select Medical Corporation	2,165,248	431,310	184,120	2,780,678
Select Medical Holdings Corporation	2,165,248	431,310	185,250	2,781,808
Capital expenditures	31,963	9,786	3,439	45,188

	Nine Months Ended September 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$1,649,747	$579,404	$322	$2,229,473
Adjusted EBITDA	265,020	70,506	(49,059)	286,467
Total assets:
Select Medical Corporation	2,232,756	445,729	163,939	2,842,424
Select Medical Holdings Corporation	2,232,756	445,729	163,939	2,842,424
Capital expenditures	35,257	8,646	1,428	45,331

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other	Select Medical Holdings Corporation	Select Medical Corporation
	(in thousands)
Adjusted EBITDA	$83,659	$20,354	$(16,266)
Depreciation and amortization	(11,553)	(3,152)	(832)
Stock compensation expense	—	—	(1,391)

Income (loss) from operations	$72,106	$17,202	$(18,489)	$70,819	$70,819
Loss on early retirement of debt				(6,064)	(6,064)
Equity in earnings of unconsolidated subsidiaries				1,167	1,167
Interest expense				(24,575)	(21,740)
Income before income taxes				$41,347	$44,182

	Three Months Ended September 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Select Medical Holdings Corporation	Select Medical Corporation
	(in thousands)
Adjusted EBITDA	$75,280	$21,619	$(16,471)
Depreciation and amortization	(12,267)	(2,979)	(917)
Stock compensation expense	—	—	(1,866)

Income (loss) from operations	$63,013	$18,640	$(19,254)	$62,399	$62,399
Equity in losses of unconsolidated subsidiaries				(179)	(179)
Interest expense				(21,252)	(21,252)
Income before income taxes				$40,968	$40,968

	Nine Months Ended September 30, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other	Select Medical Holdings Corporation	Select Medical Corporation
	(in thousands)
Adjusted EBITDA	$285,779	$68,669	$(47,358)
Depreciation and amortization	(34,875)	(10,034)	(2,255)
Stock compensation expense	—	—	(3,990)

Income (loss) from operations	$250,904	$58,635	$(53,603)	$255,936	$255,936
Loss on early retirement of debt				(6,064)	(6,064)
Equity in earnings of unconsolidated subsidiaries				6,384	6,384
Interest expense				(72,295)	(63,947)
Income before income taxes				$183,961	$192,309

	Nine Months Ended September 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Select Medical Holdings Corporation	Select Medical Corporation
	(in thousands)
Adjusted EBITDA	$265,020	$70,506	$(49,059)
Depreciation and amortization	(36,061)	(8,949)	(2,862)
Stock compensation expense	—	—	(5,403)

Income (loss) from operations	$228,959	$61,557	$(57,324)	$233,192	$233,192
Equity in earnings of unconsolidated subsidiaries				1,447	1,447
Loss on early retirement of debt				(18,747)	(17,788)
Interest expense				(66,614)	(64,204)
Income before income taxes				$149,278	$152,647

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$24,110	$23,272	$108,824	$85,470
Less: Earnings allocated to unvested restricted stockholders	407	497	1,759	1,802
Net income available to common stockholders	$23,703	$22,775	$107,065	$83,668

Denominator:
Weighted average shares — basic	137,551	136,646	139,138	136,879
Effect of dilutive securities:
Stock options	337	147	266	161
Weighted average shares — diluted	137,888	136,793	139,404	137,040

Basic income per common share	$0.17	$0.17	$0.77	$0.61
Diluted income per common share	$0.17	$0.17	$0.77	$0.61

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)
Stock options	78	1,477	1,683	1,528

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. On June 26, 2013, the United States filed a motion seeking to extend such stay of the proceedings for an additional 90 days, and, on August 12, 2013, the court granted the motion and stayed all deadlines in the case until October 1, 2013. On September 25, 2013, the United States filed a motion seeking to extend such stay for an additional 90 days.

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

Construction Commitments

At September 30, 2013, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $15.3 million.

9.              Subsequent Event

On October 30, 2013, Holdings’ board of directors declared a quarterly cash dividend of $0.10 per share. The dividend will be payable on or about November 22, 2013 to stockholders of record as of the close of business on November 12, 2013.

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2012 and September 30, 2013 and for the three and nine months ended September 30, 2012 and 2013.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

Select Medical Corporation

Condensed Consolidating Balance Sheet

September 30, 2013

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Assets
Current Assets:
Cash and cash equivalents	$5,052	$2,996	$1,245	$—		$9,293
Accounts receivable, net	—	360,805	62,529	—		423,334
Current deferred tax asset	8,038	2,945	4,389	—		15,372
Prepaid income taxes	4,044	—	—	—		4,044
Intercompany receivables	—	1,034,542	100,930	(1,135,472	)(a)	—
Other current assets	8,325	26,783	4,860	—		39,968
Total Current Assets	25,459	1,428,071	173,953	(1,135,472)		492,011

Property and equipment, net	14,911	426,915	57,705	—		499,531
Investment in affiliates	3,024,968	80,282	—	(3,105,250	)(b) (c)	—
Goodwill	—	1,641,836	—	—		1,641,836
Other identifiable intangibles	—	71,831	—	—		71,831
Non-current deferred tax asset	8,097	—	—	(8,097	)(d)	—
Other assets	36,509	100,113	593	—		137,215

Total Assets	$3,109,944	$3,749,048	$232,251	$(4,248,819)		$2,842,424

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$7,435	$—	$—	$—		$7,435
Current portion of long-term debt and notes payable	9,467	1,918	2,581	—		13,966
Accounts payable	7,554	75,452	13,354	—		96,360
Intercompany payables	1,135,472	—	—	(1,135,472	)(a)	—
Accrued payroll	516	80,527	260	—		81,303
Accrued vacation	4,502	45,567	7,259	—		57,328
Accrued interest	20,783	1,222	—	—		22,005
Accrued other	52,028	41,525	9,372	—		102,925
Due to third party payors	—	733	3,235	—		3,968
Total Current Liabilities	1,237,757	246,944	36,061	(1,135,472)		385,290

Long-term debt, net of current portion	1,048,053	367,232	59,630	—		1,474,915
Non-current deferred tax liability	—	89,222	9,734	(8,097	)(d)	90,859
Other non-current liabilities	55,718	23,028	1,331	—		80,077

Total Liabilities	2,341,528	726,426	106,756	(1,143,569)		2,031,141

Redeemable non-controlling interest	—	—	11,623	—		11,623

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	866,423	—	—	—		866,423
Retained earnings (accumulated deficit)	(98,007)	886,099	18,438	(904,537	)(c)	(98,007)
Subsidiary investment	—	2,136,523	64,190	(2,200,713	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	768,416	3,022,622	82,628	(3,105,250)		768,416

Non-controlling interest	—	—	31,244	—		31,244
Total Equity	768,416	3,022,622	113,872	(3,105,250)		799,660

Total Liabilities and Equity	$3,109,944	$3,749,048	$232,251	$(4,248,819)		$2,842,424

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2013

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$12	$617,415	$105,418	$—		$722,845

Costs and expenses:
Cost of services	608	526,198	90,475	—		617,281
General and administrative	17,696	44	—	—		17,740
Bad debt expense	—	7,563	1,699	—		9,262
Depreciation and amortization	917	12,831	2,415	—		16,163
Total costs and expenses	19,221	546,636	94,589	—		660,446

Income (loss) from operations	(19,209)	70,779	10,829	—		62,399

Other income and expense:
Intercompany interest and royalty fees	(278)	310	(32)	—		—
Intercompany management fees	32,621	(27,386)	(5,235)	—		—
Equity in earnings (losses) of unconsolidated subsidiaries	—	(196)	17	—		(179)
Interest expense	(14,192)	(6,031)	(1,029)	—		(21,252)

Income (loss) from operations before income taxes	(1,058)	37,476	4,550	—		40,968

Income tax expense	44	15,218	499	—		15,761
Equity in earnings of subsidiaries	24,374	1,952	—	(26,326	)(a)	—

Net income	23,272	24,210	4,051	(26,326)		25,207

Less: Net income attributable to non-controlling interests	—	—	1,935	—		1,935

Net income attributable to Select Medical Corporation	$23,272	$24,210	$2,116	$(26,326)		$23,272

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2013

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$322	$1,913,597	$315,554	$—		$2,229,473

Costs and expenses:
Cost of services	1,718	1,599,493	266,704	—		1,867,915
General and administrative	52,915	150	—	—		53,065
Bad debt expense	—	22,485	4,944	—		27,429
Depreciation and amortization	2,862	37,856	7,154	—		47,872
Total costs and expenses	57,495	1,659,984	278,802	—		1,996,281

Income (loss) from operations	(57,173)	253,613	36,752	—		233,192

Other income and expense:
Intercompany interest and royalty fees	(1,033)	1,051	(18)	—		—
Intercompany management fees	114,597	(100,005)	(14,592)	—		—
Loss on early retirement of debt	(17,788)	—	—	—		(17,788)
Equity in earnings of unconsolidated subsidiaries	—	1,375	72	—		1,447
Interest expense	(44,345)	(16,800)	(3,059)	—		(64,204)

Income (loss) from operations before income taxes	(5,742)	139,234	19,155	—		152,647

Income tax expense	1,956	55,900	714			58,570
Equity in earnings of subsidiaries	95,358	12,073	—	(107,431	)(a)	—

Net income	87,660	95,407	18,441	(107,431)		94,077

Less: Net income attributable to non-controlling interests	—	—	6,417	—		6,417

Net income attributable to Select Medical Corporation	$87,660	$95,407	$12,024	$(107,431)		$87,660

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$87,660	$95,407	$18,441	$(107,431	)(a)	$94,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,862	37,856	7,154	—		47,872
Provision for bad debts	—	22,485	4,944	—		27,429
Equity in earnings of unconsolidated subsidiaries	—	(1,375)	(72)	—		(1,447)
Loss on early retirement of debt	17,788	—	—	—		17,788
Loss (gain) from disposal of assets	—	25	(118)	—		(93)
Non-cash stock compensation expense	5,403	—	—	—		5,403
Amortization of debt discount and issuance costs	6,418	—	—	—		6,418
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(95,358)	(12,073)	—	107,431	(a)	—
Accounts receivable	—	(75,295)	(13,942)	—		(89,237)
Other current assets	(2,725)	(6,620)	1,703	—		(7,642)
Other assets	(7,829)	4,519	99	—		(3,211)
Accounts payable	2,880	3,224	694	—		6,798
Due to third-party payors	—	2,378	512	—		2,890
Accrued expenses	(3,211)	10,381	876	—		8,046
Income and deferred taxes	5,593	—	—	—		5,593
Net cash provided by operating activities	19,481	80,912	20,291	—		120,684

Investing activities
Purchases of property and equipment	(1,428)	(39,101)	(4,802)	—		(45,331)
Proceeds from sale of assets	—	62	456	—		518
Investment in businesses, net of distributions	—	(32,430)	—	—		(32,430)
Acquisition of businesses, net of cash acquired	—	(848)	—	—		(848)
Net cash used in investing activities	(1,428)	(72,317)	(4,346)	—		(78,091)

Financing activities
Borrowings on revolving credit facility	580,000	—	—	—		580,000
Payments on revolving credit facility	(645,000)	—	—	—		(645,000)
Borrowings on credit facility term loans, net of discount	298,500	—	—	—		298,500
Payments on credit facility term loans	(594,668)	—	—	—		(594,668)
Issuance of 6.375% senior notes	600,000	—	—	—		600,000
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	—	—		(70,000)
Borrowings of other debt	8,154	—	1,084	—		9,238
Principal payments on other debt	(5,971)	(521)	(975)	—		(7,467)
Debt issuance costs	(18,820)	—	—	—		(18,820)
Dividends paid to Holdings	(211,754)	—	—	—		(211,754)
Repayments of bank overdrafts	(10,401)	—	—	—		(10,401)
Intercompany	21,889	(8,812)	(13,077)	—		—
Distributions to non-controlling interests	—	—	(3,072)	—		(3,072)
Net cash used in financing activities	(48,071)	(9,333)	(16,040)	—		(73,444)

Net decrease in cash and cash equivalents	(30,018)	(738)	(95)	—		(30,851)

Cash and cash equivalents at beginning of period	35,070	3,734	1,340	—		40,144
Cash and cash equivalents at end of period	$5,052	$2,996	$1,245	$—		$9,293

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

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(unaudited)

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$114,250	$125,147	$14,313	$(135,738	)(a)	$117,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,255	37,952	6,957	—		47,164
Provision for bad debts	—	27,199	4,404	—		31,603
Equity in earnings of unconsolidated subsidiaries	—	(6,340)	(44)	—		(6,384)
Loss on early retirement of debt	6,064	—	—	—		6,064
Loss (gain) from disposal of assets	—	(3,501)	17	—		(3,484)
Non-cash stock compensation expense	3,990	—	—	—		3,990
Amortization of debt discount and issuance costs	5,215	—	—	—		5,215
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(124,504)	(11,234)	—	135,738	(a)	—
Accounts receivable	—	7,296	(17,803)	—		(10,507)
Other current assets	1,182	(2,141)	(890)	—		(1,849)
Other assets	(604)	1,688	186	—		1,270
Accounts payable	418	(5,842)	1,326	—		(4,098)
Due to third-party payors	—	(10,928)	11,288	—		360
Accrued expenses	3,870	(1,912)	998	—		2,956
Income and deferred taxes	14,481	—	—	—		14,481
Net cash provided by operating activities	26,617	157,384	20,752	—		204,753

Investing activities
Purchases of property and equipment	(3,617)	(31,978)	(9,593)	—		(45,188)
Proceeds from sale of assets	—	16,511	—	—		16,511
Investment in business, net of distributions	—	(9,899)	—	—		(9,899)
Acquisition of businesses, net of cash acquired	—	(1,547)	—	—		(1,547)
Net cash used in investing activities	(3,617)	(26,913)	(9,593)	—		(40,123)

Financing activities
Borrowings on revolving credit facility	365,000	—	—	—		365,000
Payments on revolving credit facility	(405,000)	—	—	—		(405,000)
Borrowings on credit facility term loans, net of discount	266,750	—	—	—		266,750
Payments on credit facility term loans	(7,063)	—	—	—		(7,063)
Repurchase of 7 5/8% senior subordinated notes	(278,495)	—	—	—		(278,495)
Borrowings of other debt	5,557	—	278	—		5,835
Principal payments on other debt	(6,667)	(322)	(428)	—		(7,417)
Debt issuance costs	(4,236)	—	—	—		(4,236)
Dividends paid to Holdings	(57,467)	—	—	—		(57,467)
Equity investment by Holdings	1,104	—	—	—		1,104
Repayment of bank overdrafts	(3,011)	—	—	—		(3,011)
Intercompany	134,170	(126,614)	(7,556)	—		—
Distributions to non-controlling interests	—	—	(2,997)	—		(2,997)
Net cash provided by (used in) financing activities	10,642	(126,936)	(10,703)	—		(126,997)

Net increase in cash and cash equivalents	33,642	3,535	456	—		37,633

Cash and cash equivalents at beginning of period	11,427	—	616	—		12,043
Cash and cash equivalents at end of period	$45,069	$3,535	$1,072	$—		$49,676

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

Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•                  changes in government reimbursement for our services due to the implementation of healthcare reform legislation, deficit reduction measures, and/or new payment policies may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;

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

Overview

We believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of September 30, 2013, we operated 108 long term acute care hospitals and 15 acute medical rehabilitation hospitals in 28 states, and 997 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  We began operations in 1997 under the leadership of our current management team.  As of September 30, 2013 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $2,229.5 million for the nine months ended September 30, 2013.  Of this total, we earned approximately 74% of our net operating revenues from our specialty hospitals and approximately 26% from our outpatient rehabilitation business.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Patients are typically admitted to our specialty hospitals from general acute care hospitals.  These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer.  Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services.  Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2013 Events

Refinancing Activities

On February 20, 2013, Select entered into a credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the “series B term loan”) to Select.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.  Holdings and Select recognized a loss on early retirement of debt of $1.5 million and $0.5 million, respectively, in the three months ended March 31, 2013 related to this refinancing.

On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021.  The senior notes are senior unsecured obligations of Select and are fully and unconditionally guaranteed by all of Select’s wholly-owned subsidiaries.  On May 28, 2013, Select used the proceeds of the senior notes to pay a portion of the amounts then outstanding on the original term loan and the series A term loan and to pay related fees and expenses.  Select recognized a loss on early retirement of debt of $17.3 million in the three months ended June 30, 2013 in connection with the repayment of a portion of its term loans and amendment of the existing senior secured credit facility, which included the write-off of unamortized debt issuance costs.

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

Stock Repurchase Program

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $350.0 million worth of shares of its common stock.  The program will remain in effect until March 31, 2014, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under its revolving credit facility.  In the three months ended September 30, 2013, Holdings did not repurchase any common stock.  Holdings repurchased 1,115,691 shares at a cost of approximately $10.0 million, an average cost per share of $8.95, which includes transaction costs, during the nine months ended September 30, 2013.  Since the inception of the program through September 30, 2013, Holdings has repurchased 23,606,080 shares at a cost of approximately $173.6 million, or $7.36 per share, which includes transaction costs.

Budget Control Act of 2011

On April 1, 2013, a federally mandated 2% reduction to Medicare payments was implemented resulting in reductions to both our net operating revenues and income from operations in the three months ended September 30, 2013 of approximately $7.2 million, of which approximately $6.8 million was related to our specialty hospitals and $0.4 million was related to our outpatient rehabilitation segment.  In the nine months ended September 30, 2013, the Medicare payment reduction resulted in reductions to both our net operating revenues and income from operations of approximately $16.6 million, of which approximately $15.9 million was related to our specialty hospitals and $0.7 million was related to our outpatient rehabilitation segment.  See the section titled “Regulatory Changes” — “Budget Control Act of 2011” for a discussion of this regulatory change.

American Taxpayer Relief Act of 2012

On April 1, 2013, the multiple procedure payment reduction (“MPPR Reduction”) for therapy services was increased from 25% to 50% resulting in reductions to both our net operating revenues and income from operations of approximately $1.9 million and $3.6 million in the three and nine months ended September 30, 2013, respectively.  See the section titled “Multiple Procedure Payment Reduction” for a discussion of this regulatory change.

Summary Financial Results

Three Months Ended September 30, 2013

For the three months ended September 30, 2013, our net operating revenues increased 1.3% to $722.8 million compared to $713.7 million for the three months ended September 30, 2012.  This increase in net operating revenues resulted principally from increases that occurred within our outpatient rehabilitation segment.  We had income from operations for the three months ended September 30, 2013 of $62.4 million compared to $70.8 million for the three months ended September 30, 2012.  Our Adjusted EBITDA for the three months ended September 30, 2013 was $80.4 million, compared to $87.7 million for the three months ended September 30, 2012 and our Adjusted EBITDA margin was 11.1% for the three months ended September 30, 2013 compared to 12.3% for the three months ended September 30, 2012.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the MPPR Reduction.

Net income attributable to Holdings was $23.3 million for the three months ended September 30, 2013 compared to $24.1 million for the three months ended September 30, 2012.  The decrease in net income resulted principally from a decline in our income from operations described above and losses from unconsolidated subsidiaries, offset in part by a reduction in loss on early retirement of debt and reductions in interest expense and our effective tax rate.

Nine Months Ended September 30, 2013

For the nine months ended September 30, 2013, our net operating revenues increased 1.0% to $2,229.5 million compared to $2,207.9 million for the nine months ended September 30, 2012.  We experienced increases in net operating revenues in both our specialty hospital and outpatient rehabilitation segments.  We had income from operations for the nine months ended September 30, 2013 of $233.2 million compared to $255.9 million for the nine months ended September 30, 2012.  Our Adjusted EBITDA for the nine months ended September 30, 2013 was $286.5 million, compared to $307.1 million for the nine months ended September 30, 2012 and our Adjusted EBITDA margin was 12.8% for the nine months ended September 30, 2013 compared to 13.9% for the nine months ended September 30, 2012.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the MPPR Reduction.

Net income attributable to Holdings was $85.5 million for the nine months ended September 30, 2013 compared to $108.8 million for the nine months ended September 30, 2012.  The decrease in Holdings’ net income resulted from a decline in our income from operations described above, a greater loss on early retirement of debt and a decrease in our equity in earnings of unconsolidated subsidiaries during the nine months ended September 30, 2013, offset in part by reductions in interest expense and our effective income tax rate.

Cash flow from operations provided $115.1 million of cash for the nine months ended September 30, 2013 for Holdings and $120.7 million of cash for the nine months ended September 30, 2013 for Select.  The difference in cash flow from operations between Holdings and Select primarily relates to interest payments on Holdings’ senior floating rate notes.

Regulatory Changes

In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies.  The following is a discussion of recent regulatory changes that are affecting our results of operations in 2013 or may have an effect on our future results of operations.  Our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 26, 2013 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

Budget Control Act of 2011

The Budget Control Act of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending.  Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap, which are expected to reduce Medicare payments by more than $9.5 billion in fiscal year 2013 and $123 billion over the period of fiscal years 2013 to 2021.  On April 1, 2013, a 2% reduction to Medicare payments was implemented. For the period from April 1, 2013 to September 30, 2013, this reduction has reduced both our net operating revenues and income from operations by approximately $16.6 million.  We have estimated that this reduction will reduce our net operating revenues and income from operations by approximately $8.0 million to $9.0 million in the three months ended December 31, 2013.

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

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2014

On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 includes a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the PPACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases was set at $13,314, which is a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

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

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies to Medicare patients discharged from LTCHs who were admitted from a co-located hospital or a non-co-located hospital and caused the LTCH to exceed the applicable percentage thresholds for discharged Medicare patients.  The SCHIP Extension Act of 2007 as amended by the American Recovery and Reinvestment Act and the PPACA has limited the application of the 25 Percent Rule.  CMS adopted through regulations an additional one-year extension of relief from the full application of Medicare admission thresholds. As a result, full implementation of the Medicare admission thresholds did not go into effect until cost reporting periods beginning on or after October 1, 2013.  After the expiration of the extension, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage threshold of all Medicare patients discharged from the LTCH during the cost reporting period.

In the preamble to the proposed update to the Medicare policies and payment rates for fiscal year 2014, CMS requested public comments on adoption of a payment adjustment based on whether a particular case qualifies as chronically critically ill/medically complex (“CCI/MC”). CMS is considering a change to the LTCH-PPS payment policies that would limit full LTCH-PPS payment to those patients meeting the definition of CCI/MC while they were in an IPPS hospital inpatient setting and subsequently directly admitted to an LTCH. Payment for non-CCI/MC patients would be made at an “IPPS comparable amount,” that is, an amount comparable to what would have been paid under the IPPS calculated as a per diem rate with total payments capped at the full IPPS MS-DRG payment rate. We cannot predict whether CMS will adopt the CCI/MC patient-level criteria in the future or, if adopted, how such criteria would affect the application of the 25 Percent Rule to our LTCHs.

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

Medicare Payment of Inpatient Rehabilitation Facility Services (“IRF-PPS”)

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2013

On July 30, 2012, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013).  The standard payment conversion factor for discharges for fiscal year 2013 is $14,343, which is an increase from the fiscal year 2012 standard payment conversion factor of $14,076.  The update to the standard payment conversion factor for fiscal year 2013 includes a market basket increase of 2.7%, less a productivity adjustment of 0.7%, less an additional reduction of 0.1% as mandated by the PPACA.  CMS decreased the outlier threshold amount for fiscal year 2013 to $10,466 from $10,713 established in the final rule for fiscal year 2012.

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2014

On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014).  The standard payment conversion factor for discharges for fiscal year 2014 is $14,846, which is an increase from the fiscal year 2013 standard payment conversion factor of $14,343.  The update to the standard payment conversion factor for fiscal year 2014 includes a market basket increase of 2.6%, less a productivity adjustment of 0.5%, less an additional reduction of 0.3% as mandated by the PPACA.  CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

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

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2013, the annual limit on outpatient therapy services is $1,900 for combined physical and speech language pathology services and $1,900 for occupational therapy services. The per beneficiary caps were $1,880 for calendar year 2012.  It is anticipated that in calendar year 2014 the therapy cap will be the 2013 rate increased by the percentage increase in the Medicare Economic Index.  The Middle Class Tax Relief and Job Creation Act of 2012 extended the annual limits on therapy expenses to hospital outpatient departments for dates of service on or after October 1, 2012. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2013 unless Congress takes further action to extend it.

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

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings.  The American Taxpayer Relief Act of 2012 increased the payment reduction in either setting to 50% effective April 1, 2013 for all outpatient therapy services. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, were subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction was increased to 50%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Specialty hospital data(1):
Number of hospitals owned - start of period	117	116	115	116
Number of hospitals acquired	—	—	1	1
Number of hospital start-ups	—	—	1	—
Number of hospitals closed/sold	—	(1)	—	(2)
Number of hospitals owned - end of period	117	115	117	115
Number of hospitals managed - end of period	6	8	6	8
Total number of hospitals (all) - end of period	123	123	123	123
Long term acute care hospitals	111	108	111	108
Rehabilitation hospitals	12	15	12	15
Available licensed beds (2)	5,174	5,172	5,174	5,172
Admissions (2)	13,477	13,778	41,404	41,740
Patient days (2)	328,871	336,120	1,007,908	1,017,157
Average length of stay (days) (2)	25	24	24	24
Net revenue per patient day (2)(3)	$1,517	$1,471	$1,532	$1,516
Occupancy rate (2)	69%	71%	71%	72%
Percent patient days - Medicare (2)	64%	64%	64%	64%

Outpatient rehabilitation data:
Number of clinics owned - start of period	852	872	850	867
Number of clinic acquired	3	1	3	1
Number of clinic start-ups	6	7	24	18
Number of clinics closed/sold	(3)	(4)	(19)	(10)
Number of clinics owned - end of period	858	876	858	876
Number of clinics managed - end of period	107	121	107	121
Total number of clinics (all) - end of period	965	997	965	997
Number of visits (2)	1,129,015	1,196,893	3,447,774	3,577,114
Net revenue per visit (2)(4)	$103	$103	$103	$104

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2013	2012	2013
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.9	85.4	83.9	85.4
General and administrative	2.4	2.5	2.4	2.5
Bad debt expense	1.6	1.3	1.6	1.3
Depreciation and amortization	2.2	2.2	2.2	2.2
Income from operations	9.9	8.6	9.9	8.6
Loss on early retirement of debt	(0.9)	—	(0.9)	—
Equity in earnings (losses) of unconsolidated subsidiaries	0.2	(0.0)	0.2	(0.0)
Interest expense	(3.3)	(2.9)	(3.0)	(2.9)
Income before income taxes	5.9	5.7	6.2	5.7
Income tax expense	2.3	2.2	2.4	2.2
Net income	3.6	3.5	3.8	3.5
Net income attributable to non-controlling interests	0.2	0.3	0.2	0.3
Net income attributable to Holdings and Select	3.4%	3.2%	3.6%	3.2%

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	82.6	83.8	82.6	83.8
General and administrative	2.3	2.4	2.3	2.4
Bad debt expense	1.4	1.2	1.4	1.2
Depreciation and amortization	2.1	2.1	2.1	2.1
Income from operations	11.6	10.5	11.6	10.5
Loss on early retirement of debt	(0.3)	(0.8)	(0.3)	(0.8)
Equity in earnings of unconsolidated subsidiaries	0.3	0.0	0.3	0.0
Interest expense	(3.3)	(3.0)	(2.8)	(2.9)
Income before income taxes	8.3	6.7	8.8	6.8
Income tax expense	3.2	2.6	3.4	2.6
Net income	5.1	4.1	5.4	4.2
Net income attributable to non-controlling interests	0.2	0.3	0.2	0.3
Net income attributable to Holdings and Select	4.9%	3.8%	5.2%	3.9%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended September 30,			Three Months Ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$531,409	$532,610	0.2%	$531,409	$532,610	0.2%
Outpatient rehabilitation	182,246	190,223	4.4	182,246	190,223	4.4
Other(2)	14	12	N/M	14	12	N/M
Total company	$713,669	$722,845	1.3%	$713,669	$722,845	1.3%

Income (loss) from operations:
Specialty hospitals	$72,106	$63,013	(12.6)%	$72,106	$63,013	(12.6)%
Outpatient rehabilitation	17,202	18,640	8.4	17,202	18,640	8.4
Other(2)	(18,489)	(19,254)	(4.1)	(18,489)	(19,254)	(4.1)
Total company	$70,819	$62,399	(11.9)%	$70,819	$62,399	(11.9)%

Adjusted EBITDA:(3)
Specialty hospitals	$83,659	$75,280	(10.0)%	$83,659	$75,280	(10.0)%
Outpatient rehabilitation	20,354	21,619	6.2	20,354	21,619	6.2
Other(2)	(16,266)	(16,471)	(1.3)	(16,266)	(16,471)	(1.3)
Total company	$87,747	$80,428	(8.3)%	$87,747	$80,428	(8.3)%

Adjusted EBITDA margin:(3)
Specialty hospitals	15.7%	14.1%		15.7%	14.1%
Outpatient rehabilitation	11.2	11.4		11.2	11.4
Other(2)	N/M	N/M		N/M	N/M
Total company	12.3%	11.1%		12.3%	11.1%

Total assets:
Specialty hospitals	$2,165,248	$2,232,756		$2,165,248	$2,232,756
Outpatient rehabilitation	431,310	445,729		431,310	445,729
Other(2)	185,250	163,939		184,120	163,939
Total company	$2,781,808	$2,842,424		$2,780,678	$2,842,424

Purchases of property and equipment:
Specialty hospitals	$12,281	$14,157		$12,281	$14,157
Outpatient rehabilitation	3,073	2,802		3,073	2,802
Other(2)	1,900	410		1,900	410
Total company	$17,254	$17,369		$17,254	$17,369

	Select Medical Holdings Corporation			Select Medical Corporation
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2012	2013	% Change	2012	2013	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$1,641,577	$1,649,747	0.5%	$1,641,577	$1,649,747	0.5%
Outpatient rehabilitation	566,195	579,404	2.3	566,195	579,404	2.3
Other(2)	111	322	N/M	111	322	N/M
Total company	$2,207,883	$2,229,473	1.0%	$2,207,883	$2,229,473	1.0%

Income (loss) from operations:
Specialty hospitals	$250,904	$228,959	(8.7)%	$250,904	$228,959	(8.7)%
Outpatient rehabilitation	58,635	61,557	5.0	58,635	61,557	5.0
Other(2)	(53,603)	(57,324)	(6.9)	(53,603)	(57,324)	(6.9)
Total company	$255,936	$233,192	(8.9)%	$255,936	$233,192	(8.9)%

Adjusted EBITDA:(3)
Specialty hospitals	$285,779	$265,020	(7.3)%	$285,779	$265,020	(7.3)%
Outpatient rehabilitation	68,669	70,506	2.7	68,669	70,506	2.7
Other(2)	(47,358)	(49,059)	(3.6)	(47,358)	(49,059)	(3.6)
Total company	$307,090	$286,467	(6.7)%	$307,090	$286,467	(6.7)%

Adjusted EBITDA margin:(3)
Specialty hospitals	17.4%	16.1%		17.4%	16.1%
Outpatient rehabilitation	12.1	12.2		12.1	12.2
Other(2)	N/M	N/M		N/M	N/M
Total company	13.9%	12.8%		13.9%	12.8%

Total assets:
Specialty hospitals	$2,165,248	$2,232,756		$2,165,248	$2,232,756
Outpatient rehabilitation	431,310	445,729		431,310	445,729
Other(2)	185,250	163,939		184,120	163,939
Total company	$2,781,808	$2,842,424		$2,780,678	$2,842,424

Purchases of property and equipment:
Specialty hospitals	$31,963	$35,257		$31,963	$35,257
Outpatient rehabilitation	9,786	8,646		9,786	8,646
Other(2)	3,439	1,428		3,439	1,428
Total company	$45,188	$45,331		$45,188	$45,331

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Net income	$25,158	$25,207	$27,001	$25,207
Income tax expense	16,189	15,761	17,181	15,761
Interest expense	24,575	21,252	21,740	21,252
Loss on early retirement of debt	6,064	—	6,064	—
Equity in losses (earnings) of unconsolidated subsidiaries	(1,167)	179	(1,167)	179
Stock compensation expense:
Included in general and administrative	847	1,258	847	1,258
Included in cost of services	544	608	544	608
Depreciation and amortization	15,537	16,163	15,537	16,163
Adjusted EBITDA	$87,747	$80,428	$87,747	$80,428

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)
Net income	$112,546	$91,887	$117,972	$94,077
Income tax expense	71,415	57,391	74,337	58,570
Interest expense	72,295	66,614	63,947	64,204
Loss on early retirement of debt	6,064	18,747	6,064	17,788
Equity in earnings of unconsolidated subsidiaries	(6,384)	(1,447)	(6,384)	(1,447)
Stock compensation expense:
Included in general and administrative	2,436	3,685	2,436	3,685
Included in cost of services	1,554	1,718	1,554	1,718
Depreciation and amortization	47,164	47,872	47,164	47,872
Adjusted EBITDA	$307,090	$286,467	$307,090	$286,467

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

In the following discussion, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries and non-controlling interest which are the same for Holdings and Select.  In addition, we discuss separately for Holdings and Select, changes related to interest expense and income taxes.

Net Operating Revenues

Our net operating revenues increased by 1.3% to $722.8 million for the three months ended September 30, 2013 compared to $713.7 million for the three months ended September 30, 2012.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 0.2% to $532.6 million for the three months ended September 30, 2013 compared to $531.4 million for the three months ended September 30, 2012.  The growth in net operating revenue resulted from increases in our patient volume, almost all of which was offset by a 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and reductions in our non-Medicare net revenue per patient day.  The reductions in our Medicare net operating revenue due to the Budget Control Act of 2011 were $6.8 million for the three months ended September 30, 2013.  Our patient days increased 2.2% to 336,120 days for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.  Our occupancy percentage was 71% for the three months ended September 30, 2013 compared to 69% for the three months ended September 30, 2012.  Our average net revenue per patient day declined to $1,471 for the three months ended September 30, 2013 compared to $1,517 for the three months ended September 30, 2012, principally as a result of decreases resulting from a 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and reductions in our non-Medicare net revenue per patient day.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 4.4% to $190.2 million for the three months ended September 30, 2013 compared to $182.2 million for the three months ended September 30, 2012, more than offsetting reductions in net operating revenues of $0.4 million due to the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the $1.9 million reduction in revenues related to the MPPR Reduction.  The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended September 30, 2013 increased 6.9% compared to the three months ended September 30, 2012.  The increase was primarily due to growth in the number of visits.  The number of visits in our owned outpatient rehabilitation clinics increased 6.0% for the three months ended September 30, 2013 to 1,196,893 visits compared to 1,129,015 visits for the three months ended September 30, 2012.  Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the three months ended September 30, 2013 and 2012.  Our contract services business experienced a decrease in net operating revenues of $1.6 million compared to the three months ended September 30, 2012, which principally resulted from both regulatory changes that affected the annual limit for therapy services and reductions in the number of contracts under which services are provided.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $17.0 million to $644.3 million for the three months ended September 30, 2013 compared to $627.3 million for the three months ended September 30, 2012 and resulted primarily from an increase in our cost of services.  As a percentage of our net operating revenues, our operating expenses were 89.2% for the three months ended September 30, 2013 compared to 87.9% for the three months ended September 30, 2012.  Our cost of services, a major component of which is labor expense, were $617.3 million for the three months ended September 30, 2013 compared to $599.0 million for the three months ended September 30, 2012.  The increase in our cost of services resulted principally from an increase in patient volumes.  As a percentage of our net operating revenues, our cost of services were 85.4% for the three months ended September 30, 2013 compared to 83.9% for the three months ended September 30, 2012.  The increase in our cost of services as a percentage of net operating revenues for the three months ended September 30, 2013 was principally from the loss of net operating revenues associated with the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the MPPR Reduction discussed above under “Net Operating Revenues,” with no relative offsetting reduction in costs.  Facility rent expense, which is a component of cost of services, was $32.2 million for the three months ended September 30, 2013 compared to $31.7 million for the three months ended September 30, 2012.  General and administrative expenses were 2.5% of net operating revenues or $17.7 million for the three months ended September 30, 2013 compared to 2.4% of net operating revenues or $17.1 million for the three months ended September 30, 2012.  Our bad debt expense was $9.3 million or 1.3% of net operating revenues for the three months ended September 30, 2013 compared to $11.2 million or 1.6% of net operating revenues for the three months ended September 31, 2012.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA for our specialty hospitals decreased 10.0% to $75.3 million for the three months ended September 30, 2013 compared to $83.7 million for the three months ended September 30, 2012.  Our Adjusted EBITDA margin for the segment decreased to 14.1% for the three months ended September 30, 2013 from 15.7% for the three months ended September 30, 2012.  The decrease in Adjusted EBITDA for our specialty hospitals was primarily the result of the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 as discussed above under “Net Operating Revenues,” which reductions were accompanied by no relative offsetting reduction in costs.

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment increased 6.2% to $21.6 million for the three months ended September 30, 2013 compared to $20.4 million for the three months ended September 30, 2012.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $1.3 million for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, more than offsetting reductions in net operating revenues of $0.4 million due to the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the $1.9 million revenue reduction related to the MPPR Reduction.  Our Adjusted EBITDA margin for the outpatient rehabilitation segment increased to 11.4% for the three months ended September 30, 2013 from 11.2% for the three months ended September 30, 2012.  Our Adjusted EBITDA margins for our outpatient rehabilitation clinics were 13.0% for both the three months ended September 30, 2013 and 2012.

Other.  The Adjusted EBITDA loss was $16.5 million for the three months ended September 30, 2013 compared to an Adjusted EBITDA loss of $16.3 million for the three months ended September 30, 2012.

Income from Operations

For the three months ended September 30, 2013 we had income from operations of $62.4 million compared to $70.8 million for the three months ended September 30, 2012.  The decrease in our income from operations resulted principally from the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the MPPR Reduction, as discussed above under “Net Operating Revenues,” which reductions were accompanied by no relative offsetting reduction in costs.

Loss on Early Retirement of Debt

On September 12, 2012, we redeemed an aggregate of $275.0 million principal amount of Select’s 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount.  We recognized a loss on early retirement of debt of $6.1 million for the three months ended September 30, 2012 in connection with the redemption of Select’s 7 5/8% senior subordinated notes, which included the write-off of unamortized debt issuance costs and payment of call premiums.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

For the three months ended September 30, 2013, we had equity in losses of unconsolidated subsidiaries of $0.2 million compared to equity in earnings of unconsolidated subsidiaries of $1.2 million for the three months ended September 30, 2012.  The equity in losses of unconsolidated subsidiaries resulted from losses incurred by start-up companies where we own a minority interest.

Interest Expense

Select Medical Corporation.  Interest expense was $21.3 million for the three months ended September 30, 2013 compared to $21.7 million for the three months ended September 30, 2012.  The decrease in interest expense was principally due to lower interest rates on borrowings, offset in part by higher debt levels during the three months ended September 30, 2013.

Select Medical Holdings Corporation.  Interest expense was $21.3 million for the three months ended September 30, 2013 compared to $24.6 million for the three months ended September 30, 2012.  The decrease in interest expense was principally due to lower interest rates on borrowings.

Income Taxes

Select Medical Corporation. We recorded income tax expense of $15.8 million for the three months ended September 30, 2013. The expense represented an effective tax rate of 38.5%.  We recorded income tax expense of $17.2 million for the three months ended September 30, 2012. The expense represented an effective tax rate of 38.9%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $15.8 million for the three months ended September 30, 2013, which represented an effective tax rate of 38.5%.  We recorded income tax expense of $16.2 million for the three months ended September 30, 2012, which represented an effective tax rate of 39.2%.  The decline in our effective tax rate has resulted from an increase in earnings of our consolidated subsidiaries where we have less than a 100% ownership interest that are taxed as pass-through entities in which we only record income taxes on our share of the income, offset in part by an increase in our state effective tax rates that has resulted from a higher proportion of our income being generated in states with higher tax rates.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $1.9 million for the three months ended September 30, 2013 and $1.0 million for the three months ended September 30, 2012. This increase is due to increased profitability in certain of our consolidated subsidiaries that are less than 100% owned.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

In the following discussion, we discuss changes in the components of our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries and non-controlling interest which are the same for Holdings and Select.  In addition, we discuss separately for Holdings and Select, changes related to loss on early retirement of debt, interest expense and income taxes.

Net Operating Revenues

Our net operating revenues increased by 1.0% to $2,229.5 million for the nine months ended September 30, 2013 compared to $2,207.9 million for the nine months ended September 30, 2012.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 0.5% to $1,649.7 million for the nine months ended September 30, 2013 compared to $1,641.6 million for the nine months ended September 30, 2012.  The growth in net operating revenues primarily resulted from increases in our patient volume and increases in revenues that are generated from contracted labor services provided to certain of our non-consolidated joint ventures.  These increases were offset in part by a 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and reductions in our non-Medicare net revenue per patient day.  The reductions in our specialty hospital Medicare net operating revenue due to the Budget Control Act of 2011 were $15.9 million for the nine months ended September 30, 2013.  Our patient days increased 0.9% to 1,017,157 days for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  Our occupancy percentage was 72% for the nine months ended September 30, 2013 compared to 71% for the nine months ended September 30, 2012.  Our average net revenue per patient day decreased to $1,516 for the nine months ended September 30, 2013 compared to $1,532 for the nine months ended September 30, 2012.  This decrease principally resulted from decreases in our average Medicare net revenue per patient day as a result of the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and reductions in our non-Medicare net revenue per patient day.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 2.3% to $579.4 million for the nine months ended September 30, 2013 compared to $566.2 million for the nine months ended September 30, 2012, more than offsetting reductions in net operating revenues of $0.7 million due to the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the $3.6 million revenue reduction related to the MPPR Reduction.  The net operating revenues generated by our outpatient rehabilitation clinics for the nine months ended September 30, 2013 increased 5.1% to $443.3 million compared to the nine months ended September 30, 2012.  The increase was related to growth in both our number of visits and net revenue per visit.  The number of visits in our owned outpatient rehabilitation clinics increased 3.8% for the nine months ended September 30, 2013 to 3,577,114 visits compared to 3,447,774 visits for the nine months ended September 30, 2012.  Net revenue per visit in our owned outpatient rehabilitation clinics increased 1.0% to $104 for the nine months ended September 30, 2013 compared to $103 for the nine months ended September 30, 2012.  Our contract services business experienced a 5.8% decrease to $136.1 million in net operating revenues compared to the nine months ended September 30, 2012, which principally resulted from both regulatory changes that affected the annual limit for therapy services and reductions in the number of contracts under which services are provided.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $43.6 million to $1,948.4 million for the nine months ended September 30, 2013 compared to $1,904.8 million for the nine months ended September 30, 2012, principally due to expense increases in our specialty hospital segment.  As a percentage of our net operating revenues, our operating expenses were 87.4% for the nine months ended September 30, 2013 compared to 86.3% for the nine months ended September 30, 2012.  Our cost of services, a major component of which is labor expense, were $1,867.9 million or 83.8% of net operating revenues for the nine months ended September 30, 2013 compared to $1,823.3 million or 82.6% of net operating revenues for the nine months ended September 30, 2012.  The principal cause of the increase in cost of services as a percentage of net operating revenues resulted from inflationary increases in labor costs in our specialty hospitals and the loss of net operating revenues associated with the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the MPPR Reduction discussed above under “Net Operating Revenues,” with no relative offsetting reduction in costs.  Facility rent expense, which is a component of cost of services, was $92.5 million for the nine months ended September 30, 2013 compared to $93.3 million for the nine months ended September 30, 2012.  General and administrative expenses were 2.4% of net operating revenues or $53.1 million for the nine months ended September 30, 2013 compared to 2.3% of net operating revenues or $49.9 million for the nine months ended September 30, 2012.  Our general and administrative expenses for the nine months ended September 30, 2012 were favorably impacted by a gain on the sale of a building; excluding this gain, general and administrative expenses for the nine months ended September 30, 2012 would have been 2.4% of net operating revenues.  Our bad debt expense was $27.4 million or 1.2% of net operating revenues for the nine months ended September 30, 2013 compared to $31.6 million or 1.4% of net operating revenues for the nine months ended September 30, 2012.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA for our specialty hospitals decreased 7.3% to $265.0 million for the nine months ended September 30, 2013 compared to $285.8 million for the nine months ended September 30, 2012.  Our Adjusted EBITDA margin for the segment decreased to 16.1% for the nine months ended September 30, 2013 from 17.4% for the nine months ended September 30, 2012.  The decrease in Adjusted EBITDA for our specialty hospitals was primarily the result of the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 as discussed above under “Net Operating Revenues,” which reductions were accompanied by no relative offsetting reduction in costs, and increases in our operating expenses discussed above under “Operating Expenses.”

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment increased 2.7% to $70.5 million for the nine months ended September 30, 2013 compared to $68.7 million for the nine months ended September 30, 2012.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $3.0 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, more than offsetting reductions in net operating revenues of $0.7 million due to the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the $3.6 million revenue reduction related to the MPPR Reduction.  The Adjusted EBITDA in our contract services business decreased by 11.3% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.  Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.2% for the nine months ended September 30, 2013 compared to 12.1% for the nine months ended September 30, 2012.  Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.8% for both the nine months ended September 30, 2013 and 2012.

Other.  The Adjusted EBITDA loss was $49.1 million for the nine months ended September 30, 2013 compared to an Adjusted EBITDA loss of $47.4 million for the nine months ended September 30, 2012.  The lower Adjusted EBITDA loss for the nine months ended September 30, 2012 is primarily attributable to the gain on the sale of a building during the same period last year, as described under “Operating Expenses.”

Income from Operations

For the nine months ended September 30, 2013, we had income from operations of $233.2 million compared to $255.9 million for the nine months ended September 30, 2012.  The decrease in our income from operations resulted principally from the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the MPPR Reduction, as discussed above under “Net Operating Revenues,” and increases in labor costs in our specialty hospitals as discussed above under “Operating Expenses.”

Loss on Early Retirement of Debt

Select Medical Corporation.  On March 22, 2013, Select redeemed all of its outstanding 7 5/8% senior subordinated notes due 2015. Select recognized a loss on early retirement of debt of $0.5 million in the three months ended March 31, 2013 for the unamortized debt issuance costs associated with the redeemed debt.  On May 28, 2013, Select repaid a portion of its original term loan and series A term loan of its senior secured credit facility and on June 3, 2013 Select amended its existing senior secured credit facility.  Select recognized a loss on early retirement of debt of $17.3 million in the three months ended June 30, 2013, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities.

On September 12, 2012, Select redeemed an aggregate of $275.0 million principal amount of its 7 5/8% senior subordinated notes due 2015 at a redemption price of 101.271% of the principal amount.  Select recognized a loss on early retirement of debt of $6.1 million in the three months ended September 30, 2012 in connection with the redemption of the 7 5/8% senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

Select Medical Holdings Corporation.  On March 22, 2013, we redeemed all of Select’s outstanding 7 5/8% senior subordinated notes due 2015, and redeemed all of our senior floating rate notes due 2015. We recognized a loss on early retirement of debt of $1.5 million in the three months ended March 31, 2013 for the unamortized debt issuance costs associated with the redeemed debt.  On May 28, 2013, we repaid a portion of Select’s original term loan and series A term loan of its senior secured credit facility and on June 3, 2013 Select amended its existing senior secured credit facility.  We recognized a loss of $17.3 million in the three months ended June 30, 2013, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities.

On September 12, 2012, we redeemed an aggregate of $275.0 million principal amount of Select’s 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount.  We recognized a loss on early retirement of debt of $6.1 million in the three months ended September 30, 2012 in connection with the redemption of the 7 5/8% senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

Equity in Earnings of Unconsolidated Subsidiaries

For the nine months ended September 30, 2013, we had equity in earnings of unconsolidated subsidiaries of $1.4 million compared to equity in earnings of unconsolidated subsidiaries of $6.4 million for the nine months ended September 30, 2012.  The decrease in our equity in earnings of unconsolidated subsidiaries resulted from decreases in earnings contributed from the Baylor JV and losses incurred by start-up companies where we own a minority interest.

Interest Expense

Select Medical Corporation.  Interest expense was $64.2 million for the nine months ended September 30, 2013 compared to $63.9 million for the nine months ended September 30, 2012.  The increase in interest expense was principally due to increased borrowings that were used to refinance debt held by Holdings in both the third quarter of 2012 and the first quarter of 2013, offset in part by lower interest rates.

Select Medical Holdings Corporation.  Interest expense was $66.6 million for the nine months ended September 30, 2013 compared to $72.3 million for the nine months ended September 30, 2012.  The decrease in interest expense was principally due to lower interest rates on borrowings.

Income Taxes

Select Medical Corporation.  We recorded income tax expense of $58.6 million for the nine months ended September 30, 2013. The expense represented an effective tax rate of 38.4%.  We recorded income tax expense of $74.3 million for the nine months ended September 30, 2012. The expense represented an effective tax rate of 38.7%.  Select Medical Corporation is part of the consolidated federal tax return for Select Medical Holdings Corporation.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $57.4 million for the nine months ended September 30, 2013, which represented an effective tax rate of 38.4%.  We recorded income tax expense of $71.4 million for the nine months ended September 30, 2012, which represented an effective tax rate of 38.8%.  The decline in our effective tax rate has resulted from an increase in earnings of our consolidated subsidiaries where we have less than a 100% ownership interest that are taxed as pass-through entities in which we only record income taxes on our share of the income, offset in part by an increase in our state effective tax rates that has resulted from a higher proportion of our income being generated in states with higher tax rates.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $6.4 million for the nine months ended September 30, 2013 and $3.7 million for the nine months ended September 30, 2012, due to increased profitability in the nine months ended September 30, 2013 in certain of our consolidated subsidiaries that are less than 100% owned.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2013 and Nine Months Ended September 30, 2012

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(in thousands)		(in thousands)

Cash flows provided by operating activities	$194,076	$115,105	$204,753	$120,684
Cash flows used in investing activities	(40,123)	(78,091)	(40,123)	(78,091)
Cash flows used in financing activities	(116,320)	(67,865)	(126,997)	(73,444)
Net increase (decrease) in cash and cash equivalents	37,633	(30,851)	37,633	(30,851)
Cash and cash equivalents at beginning of period	12,043	40,144	12,043	40,144
Cash and cash equivalents at end of period	$49,676	$9,293	$49,676	$9,293

Operating activities for Holdings provided $115.1 million and for Select provided $120.7 million of cash flows for the nine months ended September 30, 2013.  Operating activities for Holdings provided $194.1 million and for Select provided $204.8 million of cash flows for the nine months ended September 30, 2012.  The operating cash flows of Select exceeded the operating cash flows of Holdings by $5.6 million for the nine months ended September 30, 2013 and by $10.7 million for the nine months ended September 30, 2012.  The difference relates to interest payments on Holdings’ indebtedness.  The decline in operating cash flows for both Holdings and Select in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is due to reductions in income from operations resulting from the 2% reduction in our Medicare payments mandated by the Budget Control Act of 2011 and the MPPR Reduction and the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.

Our days sales outstanding were 54 days at September 30, 2013 compared to 51 days at September 30, 2012 and 45 days at December 31, 2012.  The increase in days sales outstanding between December 31, 2012 and September 30, 2013 is primarily related to the timing of the periodic interim payments we receive from Medicare for the services provided at our specialty hospitals.

Investing activities used $78.1 million of cash flow for the nine months ended September 30, 2013.  The principal use of cash included $45.3 million related to the purchase of property and equipment and $32.4 million related principally to investments in unconsolidated businesses.  Investing activities used $40.1 million of cash flow for the nine months ended September 30, 2012.  The principal use of cash included $45.2 million related to the purchase of property and equipment, $9.9 million related primarily to an additional investment in the Baylor JV and $1.5 million used for acquisitions.  This use of cash was offset by $16.5 million in proceeds related to the sale of a building.

Financing activities for Select used $73.4 million of cash flow for the nine months ended September 30, 2013. The primary financing activities were associated with a $600.0 million 6.375% senior notes offering on May 28, 2013. The proceeds of this senior notes offering were used to repay $587.0 million of Select’s senior secured credit facility term loans and fund certain transaction costs amounting to $14.6 million. In addition, $298.5 million was provided through the issuance of senior secured credit facility term loans which was used to pay dividends to Holdings to fund the redemption of $167.3 million principal amount of Holdings’ senior floating rate notes, repurchase $70.0 million of Select’s 7 5/8% senior subordinated notes and pay $4.2 million of transaction costs related to the financing transactions completed during the first quarter ended March 31, 2013. In addition, during the nine months ended September 30, 2013 Select paid dividends to Holdings to fund $27.9 million of dividends paid to common stockholders, $10.9 million to fund Holdings’ repurchase of common stock and $5.6 million to fund interest payments on Holdings’ debt. Select also made net repayments on the revolving portion of the credit facility of $65.0 million. Financing activities for Select used $127.0 million of cash flow for the nine months ended September 30, 2012. The primary financing activities were associated with the repurchases and redemptions of its 7 5/8% senior subordinated notes of $278.5 million which were funded through additional senior secured credit facility net term loan borrowings of $266.8 million.  In addition, during the nine months ended September 30, 2012 Select paid dividends to Holdings to fund $57.5 million of stock repurchases and interest payments. Select also made net repayments on the revolving portion of the credit facility of $40.0 million.

The difference in cash flows used in financing activities of Holdings compared to Select of $5.6 million for the nine months ended September 30, 2013 and $10.7 million for the nine months ended September 30, 2012 related to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its indebtedness.

Capital Resources

Select Medical Corporation.  Select had net working capital of $106.7 million at September 30, 2013 compared to net working capital of $63.2 million at December 31, 2012.  The increase in net working capital is primarily due to increases in accounts receivable.

Select Medical Holdings Corporation.  Holdings had net working capital of $106.7 million at September 30, 2013 compared to net working capital of $65.2 million at December 31, 2012.  The increase in net working capital is primarily due to increases in accounts receivable.

On February 20, 2013, Select entered into a credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the “series B term loan”) to Select.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.  The Company recognized a loss on early retirement of debt of $1.5 million during the three months ended March 31, 2013 for unamortized debt issuance costs of which, approximately $0.5 million was associated with Select’s 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings’ senior floating rate notes due 2015.

Borrowings under the series B term loan bear interest at a rate equal to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%.  The series B term loan amortizes in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $3.0 million.  The balance of the series B term loan is payable on February 20, 2016.

At the time of issuing the series B term loan, Select had additional term loan tranches including an $850.0 million term loan tranche issued on June 1, 2011 (the “original term loan”) and a $275.0 million incremental term loan tranche issued August 13, 2012 (the “series A term loan”). Both the original term loan and series A term loan tranches were issued at a discount and amortized in equal quarterly installments on the last day of each March, June, September and December. The balance of both the original term loan and series A term loan was payable on June 1, 2018.

On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021.  On May 28, 2013, Select used the proceeds of the senior notes to pay a portion of the amounts then outstanding on the original term loan and the series A term loan, and to pay related fees and expenses.  Select recognized a loss on early retirement of debt of $17.3 million in the three months ended June 30, 2013 in connection with the repayment of a portion of its term loans and amendment of the existing senior secured credit facility, which included the write-off of unamortized debt issuance costs.

Interest on the senior notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2013.  The senior notes are Select’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness.  The senior notes are fully and unconditionally guaranteed by all of Select’s wholly owned subsidiaries.  The senior notes are guaranteed, jointly and severally, by Select’s direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

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

The Indenture relating to the senior notes contains covenants that, among other things, limit Select’s ability and the ability of certain of its subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates.  In addition, the Indenture requires, among other things, Select to provide financial and current reports to holders of the senior notes or file such reports electronically with the SEC.  These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture.

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

At September 30, 2013, we had outstanding borrowings of $809.4 million (net of unamortized original issue discounts of $6.8 million) under the term loans and borrowings of $65.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities. We had $192.7 million of availability under our revolving loan facility (after giving effect to $42.3 million of outstanding letters of credit) at September 30, 2013.

The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in our senior secured credit facility). The applicable interest rate for revolving loans as of September 30, 2013 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended September 30, 2013, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 4.50 to 1.00. Select’s leverage ratio was 3.90 to 1.00 as of September 30, 2013.

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

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $350.0 million worth of shares of its common stock.  The program will remain in effect until March 31, 2014, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under its revolving credit facility.  During the nine months ended September 30, 2013, Holdings repurchased 1,115,691 shares at a cost of approximately $10.0 million, an average cost per share of $8.95, which includes transaction costs.  Since the inception of the program through September 30, 2013, Holdings has repurchased 23,606,080 shares at a cost of approximately $173.6 million, or $7.36 per share, which includes transaction costs.

We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance operations over the next twelve months.

We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals.  With the expiration on December 28, 2012 of the moratorium on new LTCHs and new LTCH beds, we are adding new LTCH beds at certain of our hospitals.  We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.  In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

Dividend

On October 30, 2013, Holdings’ board of directors declared a quarterly cash dividend of $0.10 per share. The dividend will be payable on or about November 22, 2013 to stockholders of record as of the close of business on November 12, 2013.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility.  As of September 30, 2013, we had $816.2 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $65.0 million in revolving loans outstanding under our senior secured credit facility, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.1 million annual change in interest expense.  However, because the variable interest rate for an aggregate $518.5 million in series C term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, because the adjusted LIBO Rate is currently less than 1.00% our interest rate on this indebtedness is currently effectively fixed at 4.00%.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of September 30, 2013 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. On June 26, 2013, the United States filed a motion seeking to extend such stay of the proceedings for an additional 90 days, and, on August 12, 2013, the court granted the motion and stayed all deadlines in the case until October 1, 2013. On September 25, 2013, the United States filed a motion seeking to extend such stay for an additional 90 days.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this Report to be signed on their behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL CORPORATION

By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: October 31, 2013

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: October 31, 2013

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Equity and Income for the nine months ended September 30, 2013 and (v) Notes to Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.