Form 10-K
period 2013-12-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2014-02-25
CIK 1320414, 1035688

Use these links to rapidly review the document

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION INDEX TO FINANCIAL STATEMENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

           Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

           The aggregate market value of Holdings' voting stock held by non-affiliates at June 28, 2013 (the last business day of Holdings' most recently completed second fiscal quarter) was approximately $518,721,725, based on the closing price per share of common stock on that date of $8.20 as reported on the New York Stock Exchange. Shares of common stock known by the registrants to be beneficially owned by directors and officers of Holdings subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrants, however, have made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

           The number of shares of Holdings' Common Stock, $0.001 par value, outstanding as of February 1, 2014 was 140,286,867.

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

Documents Incorporated by Reference

           Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant's definitive proxy statement for use in connection with the 2014 Annual Meeting of Stockholders to be held on or about April 29, 2014 to be filed within 120 days after the registrant's fiscal year ended December 31, 2013, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed "filed" for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2013

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

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

  •
  changes in government reimbursement for our services due to the implementation of healthcare reform legislation, deficit reduction measures, and/or new payment policies (including, for example, the expiration of the moratorium limiting the full application of the 25 Percent Rule that would reduce our Medicare payments for those patients admitted to a long term acute care hospital from a referring hospital in excess of an applicable percentage admissions threshold) may result in a reduction in net operating revenues, an increase in costs and a reduction in profitability;

  •
  the impact of the Bipartisan Budget Act of 2013, which establishes new payment limits for Medicare patients who do not meet specified criteria, may result in a reduction in net operating revenues and profitability of our long term acute care hospitals;

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

Item 1.    Business.

Overview

        We began operations in 1997, and we believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2013, we operated 108 long term acute care hospitals, or "LTCHs," and 15 inpatient rehabilitation facilities, or "IRFs," in 28 states, and 1,006 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contract basis at nursing homes, hospitals, assisted living and senior care centers, schools and worksites.

        We manage our company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,975.6 million for the year ended December 31, 2013. Of this total, we earned approximately 74% of our net operating revenues from our specialty hospital segment and approximately 26% from our outpatient rehabilitation segment. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute care patients and hospitals designed to serve patients who require intensive inpatient medical rehabilitation care. Our outpatient rehabilitation segment consists of clinics and contract therapy locations that provide physical, occupational and speech rehabilitation services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for financial information for each of our segments for the past three fiscal years.

Specialty Hospitals

        We are a leading operator of specialty hospitals in the United States. As of December 31, 2013, we operated 123 facilities throughout 28 states, including 108 LTCHs, all of which are currently certified by the federal Medicare program as LTCHs, and 15 IRFs, all of which are currently certified by the federal Medicare program as IRFs. For the years ended December 31, 2011, December 31, 2012 and December 31, 2013, approximately 61%, 60% and 59%, respectively, of the net operating revenues of our specialty hospital segment came from Medicare reimbursement. As of December 31, 2013, we operated a total of 5,172 available licensed beds and employed approximately 21,000 people in our specialty hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.

        We operate the majority of our LTCHs as a hospital within a hospital, or an "HIH." An LTCH that operates as an HIH leases space from a general acute care hospital, or "host hospital," and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing LTCH does not operate on a host hospital campus. We operated 108 LTCHs at December 31, 2013, of which 107 are owned and one is managed. Of the 107 LTCHs we owned, 78 were operated as HIHs and 29 were operated as free-standing hospitals.

        Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Given their complex medical needs, these patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. The average length of stay for patients in our specialty hospitals was 27 days in our LTCHs and 15 days in our IRFs, for the year ended December 31, 2013.

        Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our hospitals for the year ended December 31, 2013:

Medical Condition	Distribution of Patients
Respiratory disorders	34%
Neuromuscular disorders	32%
Cardiac disorders	10%
Wound care	6%
Infectious diseases	5%
Other	13%

Total	100%

        We believe that our services are attractive to healthcare payors who are seeking to provide the most cost-effective care to their enrollees. Additionally, we continually seek to increase our admissions by demonstrating our quality of care and by doing so expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities and believe that this operational focus is in part reflected by the accreditation of our specialty hospitals by The Joint Commission, the American Osteopathic Association ("AOA") and the Commission on Accreditation of Rehabilitation Facilities ("CARF"). As of December 31, 2013, all of the 123 specialty hospitals we operated were accredited by one or more of these accrediting organizations. The Joint Commission, the AOA and CARF are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. Each of our accredited facilities must regularly demonstrate to a survey team conformance to the applicable standards.

        When a patient is referred to one of our hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, we perform a clinical assessment of the patient to determine if the patient meets our criteria for admission. Based on the determinations reached in this clinical assessment, an admission decision is made.

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

        Each of our specialty hospitals has an interdisciplinary medical staff that is comprised of physicians that have completed the privileging and credentialing process required by that specialty hospital, and have been approved by the governing board of that specialty hospital. Physicians on the medical staff of our specialty hospitals are generally not directly employed by our specialty hospitals but instead have staff privileges at one or more hospitals. At each of our specialty hospitals, attending physicians conduct rounds on their patients on a daily basis and consulting physicians provide consulting services based on the medical needs of our patients. Our specialty hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients at all times. We staff our specialty hospitals with the number of physicians and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a specialty hospital, we consider (1) the size of the specialty hospital, (2) services provided by the specialty hospital, (3) if applicable, the size and capabilities of the medical staff of the general acute care hospital that hosts the HIH, and (4) if applicable, the proximity of an acute care hospital to the free-standing specialty hospital. The medical staff of each of our specialty hospitals meets the applicable requirements set forth by Medicare, the hospital's applicable accrediting organizations, and the state in which that specialty hospital is located.

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

        For a description of government regulations and Medicare payments made to our LTCHs and IRFs see " — Government Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes."

Specialty Hospital Strategy

        The key elements of our specialty hospital strategy are to:

        Focus on Specialized Inpatient Services.    We serve highly acute patients and patients with debilitating injuries and rehabilitation needs that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Generally, patients in our specialty hospitals require longer stays and can benefit from more specialized clinical care than patients treated in general acute care hospitals. Our patients' average length of stay in our specialty hospitals was 24 days for the year ended December 31, 2013.

        Provide High-Quality Care and Service.    We believe that our specialty hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with acute, complex and specialized medical needs who are typically referred to us by general acute care hospitals. Our specialized treatment programs focus on specific patient needs and medical conditions such as ventilator weaning programs, wound care protocols and rehabilitation programs for brain trauma and spinal cord injuries. Our responsive staffing models ensure that patients have the appropriate clinical resources over the course of their stay. We maintain quality assurance programs to support and monitor quality of care standards and to meet regulatory requirements and maintain Medicare certifications. We believe that we are recognized for providing quality care and service, as evidenced by our specialty hospitals' accreditations by The Joint Commission, the AOA and CARF. As of December 31, 2013, all of the 123 specialty hospitals we operated were accredited by either The Joint Commission or the AOA. Some of our IRFs have also received accreditation from CARF. See " — Government

Regulations — Licensure — Accreditation." We also believe we develop brand loyalty in the local areas we serve by demonstrating our quality of care.

        Our treatment programs, which are continuously reassessed and updated, benefit patients because they give our clinicians access to the best practices and protocols that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds, brain and spinal cord injuries, strokes and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet our patients' unique needs. We measure the outcomes and successes of our patients' recovery in order to provide the best possible patient care and service.

        The quality of the patient care we provide is continually monitored using several measures, including clinical outcomes data and analyses and patient satisfaction surveys. Quality measures from our hospitals are collected at our corporate offices and used to create monthly, quarterly and annual reports. In order to benchmark ourselves against other hospitals, we collect our clinical and patient satisfaction information and compare it to national standards and the results of other healthcare organizations. We report to the states in which our hospitals are located certain quality measures that are required to be reported under state laws. We also report to the Centers for Medicare & Medicaid Services, or "CMS", the quality data required to be reported by LTCHs and IRFs. See " — Government Regulations — Other Medicare Regulations — Medicare Quality Reporting."

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

        Develop Specialty Hospitals.    Since our inception in 1997 we have internally developed 64 specialty hospitals. While there is currently no limitation on the development of new inpatient rehabilitation facilities, the Bipartisan Budget Act of 2013 reinstates the moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities beginning January 1, 2015 through September 30, 2017. We may, however, develop new LTCHs before the imposition of the moratorium on January 1, 2015.

        Pursue Joint Ventures with Large Health Care Systems.    By leveraging the experience of our senior management and development team, we believe that we are well positioned to expand our portfolio of joint ventured operations. When we identify joint venture opportunities, our development team conducts an extensive review of the area's referral patterns and commercial insurance rates to determine the general reimbursement trends and payor mix. Once discussions commence with a health care system, we refine the specific needs of a joint venture, which could include working capital, the construction of new space or the leasing and renovation of existing space. A joint venture typically consists of us and the health care system contributing certain post acute care businesses into a newly formed entity. We typically function as the manager and hold either a majority or minority ownership interest. We believe we improve the joint venture by bringing clinical expertise, adding clinical programs that attract commercial payors, and implementing our standardized resource management programs, which may increase the financial performance of the joint venture.

        Pursue Opportunistic Acquisitions.    In addition to our development and joint venture initiatives, we may grow our network of specialty hospitals through opportunistic acquisitions. When we acquire a hospital or a group of hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We seek to improve financial performance at such facilities by adding clinical programs that attract commercial payors, centralizing administrative functions and implementing our standardized resource management programs.

Outpatient Rehabilitation

        We believe that we are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,006 facilities throughout 32 states and the District of Columbia as of December 31, 2013. Typically, each of our clinics is located in a medical complex or retail location. We also provide medical rehabilitative services to residents and patients of nursing homes, hospitals, schools, assisted living and senior care centers and worksites. As of December 31, 2013, we provided rehabilitative services to approximately 499 contracted locations in 30 states and the District of Columbia. Our outpatient rehabilitation segment employed approximately 9,300 people as of December 31, 2013.

        In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy and athletic training services. The typical patient in one of our clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists and speech-language pathologists.

        Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer or health insurer who believes that a patient, employee or member can benefit from the level of therapy we provide in an outpatient setting. We believe that our services are attractive to healthcare payors who are seeking to provide a high-quality and cost-effective care to their enrollees.

        In our outpatient rehabilitation segment, approximately 90% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations and workers' compensation programs, contract management services and private pay sources. The balance of our reimbursement is derived from Medicare and other government sponsored programs.

        For a description of government regulations and Medicare payments made to our outpatient rehabilitation services see " — Government Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations — Regulatory Changes."

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

        Maintain Strong Employee Relations.    We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the service we provide and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance- based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local area strategy. We seek to identify therapists who are potential business leaders. This management approach reflects the unique nature of each local area in which we operate and the importance of encouraging our employees to assume responsibility for their clinic's performance.

        Pursue Opportunistic Acquisitions.    We may grow our network of outpatient rehabilitation facilities through opportunistic acquisitions. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and increase margins at acquired facilities.

Other

        Other activities include our corporate services and certain other minority investments in other healthcare related businesses. These include investments in companies that provide specialized technology, services to healthcare entities and providers of complementary services.

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

        Leading Operator in Distinct but Complementary Lines of Business.    We believe that we are a leading operator in each of our principal business segments, based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to payors and referral sources and helps us negotiate payor contracts. In our specialty hospital segment, we operated 108 LTCHs in 28 states and 15 IRFs in seven states at December 31, 2013. We derived approximately 74% of net operating revenues from our specialty hospital segment, for the year ended December 31, 2013. In our outpatient rehabilitation segment, we operated 1,006 outpatient rehabilitation clinics in 32 states and the District of Columbia at December 31, 2013. We derived approximately 26% of net operating revenues from our outpatient rehabilitation segment, for the year ended December 31, 2013. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business lines.

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

        Experience in Successfully Completing and Integrating Acquisitions.    From our inception in 1997 through 2013, we completed seven significant acquisitions for approximately $1,104.8 million in aggregate consideration. We believe that we have improved the operating performance of these facilities over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.

        Experience in Partnering with Large Health Care Systems.    Over the past several years we have partnered with large regional health care systems to provide post acute care services. We believe that we provide operating expertise through our experience in operating specialty hospitals and outpatient rehabilitation services to these ventures and have improved and expanded the level of post acute care services provided in these communities, as well as the financial performance of these operations.

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

        Experienced and Proven Management Team.    Prior to co-founding our company with our current Executive Chairman and Co-Founder, our Vice Chairman and Co-Founder founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. In addition, our senior management team has extensive experience in the healthcare industry. In recent years, we have reorganized our operations to expand executive talent and ensure management continuity.

Sources of Net Operating Revenues

        The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2011	2012	2013
Medicare	48.2%	46.9%	45.9%
Commercial insurance(1)	41.5%	41.9%	41.7%
Private and other(2)	7.0%	7.7%	8.6%
Medicaid	3.3%	3.5%	3.8%

Total	100.0%	100.0%	100.0%

(1)
Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, workers' compensation and managed care programs.

(2)
Includes self-payors, contract management services and non-patient related payments. Self-pay revenues represent less than 1% of total net operating revenues for all periods.

  Government Sources

        Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2013, we operated 123 specialty hospitals, all of which are currently certified as Medicare providers. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our specialty hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See " — Government Regulations — Overview of U.S. and State Government Reimbursements."

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

Employees

        As of December 31, 2013, we employed approximately 31,200 people throughout the United States. Approximately 21,100 of our employees are full time and the remaining approximately 10,100 are part-time employees. Specialty hospital employees totaled approximately 21,000 and outpatient, contract therapy and physical rehabilitation and occupational health employees totaled approximately 9,300. The remaining approximately 900 employees were in corporate management, administration and other support services primarily residing at our Mechanicsburg, Pennsylvania headquarters.

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

        Our outpatient rehabilitation clinics face competition principally from locally owned and managed outpatient rehabilitation clinics in the communities they serve and from selected national providers such as Physiotherapy Associates and U.S. Physical Therapy in selected local areas. Some of these clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relations with physicians in these communities on whom we rely for patient referrals.

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

  Certification

        In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2013, all of the 123 specialty hospitals we operated were certified as Medicare providers. In addition, we provide the majority of our outpatient rehabilitation services through clinics certified by Medicare as rehabilitation agencies or "rehab agencies."

  Accreditation

        Our specialty hospitals receive accreditation from The Joint Commission, the AOA, CARF and/or other healthcare accrediting organizations. As of December 31, 2013, all of the 123 specialty hospitals we operated were accredited by either The Joint Commission or the AOA. In addition, some of our IRFs have also applied for and received accreditation from CARF.

  Overview of U.S. and State Government Reimbursements

  Medicare Program in General

        The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 48% of our consolidated net operating revenues for the year ended December 31, 2011, 47% for the year ended December 31, 2012, and 46% for the year ended December 31, 2013.

        The Medicare program reimburses various types of providers, including LTCHs, IRFs and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to LTCHs, IRFs and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. If any of our hospitals fail to comply with requirements for payment under Medicare reimbursement systems for LTCHs or IRFs, as applicable, that hospital will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments for inpatient care are made under the inpatient prospective payment system, or "IPPS," under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups, or "MS-DRGs." The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient's condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH or IRF, the general acute care hospital may be reimbursed below the full MS-DRG payment if the patient's length of stay is less than the geometric mean length of stay for the MS-DRG.

  Long Term Acute Care Hospital Medicare Reimbursement

        The Medicare payment system for LTCHs is based on a prospective payment system specifically applicable to LTCHs. The long term care hospital prospective payment system, or "LTCH-PPS," was established by CMS final regulations published on August 30, 2002, and applies to LTCHs for cost reporting periods beginning on or after October 1, 2002. The policies and payment rates under LTCH-PPS are subject to annual updates and revisions. Under LTCH-PPS, each patient discharged from an LTCH is assigned to a distinct MS-LTC-DRG and an LTCH is generally paid a pre-determined fixed amount applicable to the assigned MS-LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). CMS assigns relative weights to each MS-LTC-DRG to reflect their relative use of medical care resources. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTCH.

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

  Patient Criteria

        The Bipartisan Budget Act of 2013, enacted December 26, 2013, establishes new payment limits for Medicare patients who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient's LTCH admission, the patient was discharged from a general acute care hospital paid under IPPS and the patient's stay included at least three days in an intensive care unit

(ICU) or coronary care unit (CCU) or the patient is assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower "site-neutral" payment rate, which will be the lower of (1) the IPPS comparable per-diem payment rate including any outlier payments, or (2) 100 percent of the estimated costs for services.

        The Bipartisan Budget Act of 2013 provides for a transition to the site-neutral payment rate for those patients not paid under LTCH-PPS. During the transition period (cost reporting periods beginning on or after October 1, 2015 through September 30, 2017), a blended rate will be paid for Medicare patients not meeting the new criteria. The blended rate will comprise half the site-neutral payment rate and half the LTCH-PPS payment rate. For discharges in cost reporting periods beginning on or after October 1, 2017, only the site-neutral payment rate will apply for Medicare patients not meeting the new criteria.

        In addition, for cost reporting periods beginning on or after October 1, 2019, qualifying discharges from an LTCH will continue to be paid at the LTCH-PPS payment rate, unless the number of discharges for which payment is made under the site-neutral payment rate is greater than 50% of the total number of discharges from the LTCH. If the number of discharges for which payment is made under the site-neutral payment rate is greater than 50%, then beginning in the next cost reporting period all discharges from the LTCH will be reimbursed at the site-neutral payment rate. The Bipartisan Budget Act of 2013 requires CMS to establish a process for an LTCH subject to the site-neutral payment rate to re-qualify for payment under LTCH-PPS.

  Short Stay Outlier Policy

        CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or "SSO." SSO cases are paid based on the lesser of (1) 100% of the average cost of the case, (2) 120% of the MS-LTC-DRG specific per diem amount multiplied by the patient's length of stay, (3) the full MS-LTC-DRG payment, or (4) a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS.

        The SSO rule also has a category referred to as a "very short stay outlier", which applies to cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called "IPPS comparable threshold." The LTCH payment for very short stay outlier cases is equivalent to the general acute care hospital IPPS per diem rate. The Medicare, Medicaid, and SCHIP Extension Act of 2007, or the "SCHIP Extension Act," as amended by the American Recovery and Reinvestment Act, or the "ARRA," and the Patient Protection and Affordable Care Act, or the "PPACA," prevented CMS from applying the very short stay outlier policy during the period from December 29, 2007 through December 28, 2012. The very short stay outlier policy again became applicable to discharges occurring on or after December 29, 2012.

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

  Interrupted stays

        An interrupted stay is defined as a case in which an LTCH patient, upon discharge, is admitted to a general acute care hospital, IRF or skilled nursing facility/swing-bed and then returns to the same LTCH within a specified period of time. If the length of stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and the case is treated as a single discharge for the purposes of payment to the LTCH.

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

  Facility Certification Criteria

        The LTCH-PPS regulations define the criteria that must be met in order for a hospital to be certified as an LTCH. To be eligible for payment under the LTCH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTCHs must meet certain facility criteria, including (1) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient's admission, evaluates regularly their patients for continuation of care and assesses the available discharge options, (2) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call, and (3) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.

        An LTCH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. LTCHs that fail to exceed an average length of stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established timeframes. CMS, through its contractors, determines whether an LTCH has maintained an average length of stay of greater than 25 days during each annual cost reporting period. In the preamble to the final rule for fiscal year 2012, CMS clarified its policy on the calculation of the average length of stay by specifying that all data on all Medicare inpatient days, including Medicare Advantage days, must be included in the average length of stay calculation effective for cost reporting periods beginning on or after January 1, 2012. Under the Bipartisan Budget Act of 2013, for discharges occurring in cost reporting periods beginning on or after October 1, 2015, LTCH cases paid at the site-neutral rate and Medicare Advantage cases are excluded from the LTCH average length of stay calculation.

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

  25 Percent Rule

        The "25 Percent Rule" is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from an individual hospital (regardless of whether the

LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. Specifically, the payment rate for Medicare patients above the percentage admissions threshold are subject to a downward payment adjustment. For Medicare patients above the applicable percentage admissions threshold, the LTCH is reimbursed at a rate comparable to that under general acute care hospital IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the admissions threshold and are paid under LTCH-PPS.

        The SCHIP Extension Act, as amended by the ARRA and the PPACA, has limited the full application of the 25 Percent Rule. However, the SCHIP Extension Act did not postpone the application of the percentage admissions threshold to those Medicare patients discharged from an LTCH HIH or satellite that were admitted from a non-co-located hospital. In addition, CMS adopted regulations providing for a one-year extension of relief from the full application of the 25 Percent Rule. As a result, full implementation of the Medicare percentage admissions thresholds did not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and through September 30, 2012. Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and through September 30, 2012 were subject to a modified 25 Percent Rule for discharges occurring in a three month period between July 1, 2012 and September 30, 2012.

        The Bipartisan Budget Act of 2013 further delays, and in some cases permanently suspends, the application of the 25 Percent Rule. The following table describes the types of LTCHs and the statutory and regulatory relief they have received from the payment adjustment for these discharges:

Type of LTCH	Non Co-located Admissions(1)	Co-located Admissions(2)
Non-grandfathered HIHs and satellite facilities opened before October 1, 2004 (69 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised from 50% to 75%. This relief is now effective until cost reporting periods beginning on or after October 1, 2016.
Grandfathered HIHs (2 owned hospitals)	25 Percent Rule not applicable.	25 Percent Rule not applicable.
Grandfathered satellites (0 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.
Percentage admissions threshold was raised from 25% to 50%. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised from 50% to 75%. This relief is now effective until cost reporting periods beginning on or after July 1, 2016.

Type of LTCH	Non Co-located Admissions(1)	Co-located Admissions(2)
Freestanding facilities (29 owned hospitals)	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.	25 Percent Rule not applicable.
Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (0 owned hospitals)	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.
HIHs and satellite facilities opened on or after October 1, 2004 (7 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.
LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population. In the special case where an LTCH is co-located with an MSA-dominant hospital, the referral percentage is no more than 50%, nor less than 25%.

(1)
Medicare patients admitted from a hospital not located in the same building or on the same campus as the LTCH or satellites of the LTCH.

(2)
Medicare patients admitted from a hospital located in the same building or on the same campus as the LTCH or satellites of the LTCH.

        After the expiration of the regulatory relief, as described above, our LTCHs (whether freestanding, HIH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of these hospitals for cost reporting periods beginning on or after July 1, 2016.

        The Bipartisan Budget Act of 2013 requires CMS to report to Congress before October 2016 on the need for any further extensions or modifications of the extensions of the 25 Percent Rule. In addition, the Bipartisan Budget Act of 2013 requires the Medicare Payment Advisory Commission, or "MedPAC," to report to Congress by June 2019 on the need to continue applying the 25 Percent Rule, the effect of site-neutral payment on LTCHs, and recommendations on how to change the site-neutral payment policy.

  Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH beds

        The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities. The PPACA extended this moratorium by two years. The moratorium expired on December 28, 2012. The Bipartisan Budget Act of 2013 reinstates the moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities beginning January 1, 2015 through September 30, 2017.

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

  Annual Payment Rate Update

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

        Fiscal Year 2014.    On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 includes a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the PPACA, and less a budget neutrality adjustment of 1.266%, as discussed above. The fixed-loss amount for high cost outlier cases was set at $13,314, which is a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

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

  Facility Certification Criteria

        Our rehabilitation hospitals must meet certain facility criteria to be classified as an IRF by the Medicare program, including: (1) a provider agreement to participate as a hospital in Medicare, (2) a preadmission screening procedure, (3) ensuring that patients receive close medical supervision and furnish, through the use of qualified personnel, rehabilitation nursing, physical therapy, and occupational therapy, plus, as needed, speech therapy, social or psychological services, and orthotic and prosthetic services, (4) a full-time, qualified director of rehabilitation, (5) a plan of treatment for each inpatient that is established, reviewed, and revised as needed by a physician in consultation with other professional personnel who provide services to the patient, and (6) a coordinated multidisciplinary team approach in the rehabilitation of each inpatient, as documented by periodic clinical entries made in the patient's medical record to note the patient's status in relationship to goal attainment, and that team conferences are held at least every two weeks to determine the appropriateness of treatment. Failure to comply with any of the classification criteria may result in the denial of claims for payment or cause a hospital to lose its status as an IRF and be paid under the prospective payment system that applies to general acute care hospitals.

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

        Compliance with the patient classification criteria is demonstrated through either medical review or the "presumptive" method, in which a patient's diagnosis codes are compared to a "presumptive compliance" list. CMS has announced that it will remove a number of diagnosis codes from the presumptive compliance list. According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient's medical record. As a result, beginning on or after October 1, 2014, a number of diagnosis codes previously on the presumptive compliance list will be removed, including diagnosis codes in the following categories: non-specific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis, some congenital anomalies diagnosis codes, other miscellaneous diagnosis codes.

  Annual Payment Rate Update

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

        Fiscal Year 2014.    On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard payment conversion factor for discharges for fiscal year 2014 is $14,846, which is an increase from the fiscal year 2013 standard payment conversion factor of $14,343. The update to the standard payment conversion factor for fiscal year 2014 includes a market basket increase of 2.6%, less a productivity adjustment of 0.5%, less an additional reduction of 0.3% as mandated by the PPACA. CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

  Medicare Market Basket Adjustments

        The PPACA instituted a market basket payment adjustment for IRFs. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 through 2019, the reduction is 0.75%.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on a formula, called the sustainable growth rate, or "SGR," formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through March 31, 2014 CMS or Congress has taken action to prevent the SGR formula reductions. On December 10, 2013, CMS estimated a 20.1% reduction in the Medicare physician fee schedule payment rates for calendar year 2014 as a result of the SGR formula. The Bipartisan Budget Act of 2013 blocks the 20.1% reduction for services provided through March 31, 2014. Reimbursement for outpatient rehabilitation services paid under the Medicare physician fee schedule will generally remain unchanged through March 31, 2014. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2013, we received approximately 9% of our outpatient rehabilitation net operating revenues from Medicare.

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

  Therapy Caps

        Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2014, the annual limit on outpatient therapy services is $1,920 for combined physical and speech language pathology services and $1,920 for occupational therapy services. The per beneficiary caps were $1,900 for calendar year 2013.

        The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. However, the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 extended the annual limits on therapy expenses and manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2014. The application of annual limits to hospital outpatient department settings will sunset on March 31, 2014 unless Congress extends it. We operated 1,006 outpatient rehabilitation clinics at December 31, 2013, of which 158 were provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

        In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The Bipartisan Budget Act of 2013 extends the exceptions process for outpatient therapy caps through March 31, 2014. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning April 1, 2014, except those services furnished and billed by outpatient hospital departments.

        The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. The Bipartisan Budget Act of 2013 extends through March 31, 2014 the requirement that Medicare perform manual medical review of therapy services when an exception is requested for cases in which the beneficiary has reached a specified dollar aggregate threshold. Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

        Several government agencies are expected to release reports on aspects of the Medicare payment system for therapy services. In the final 2011 Medicare physician fee schedule rule, CMS indicated the agency is evaluating alternative payment methodologies that would provide appropriate payment for medically necessary and effective therapy services furnished to Medicare beneficiaries based on patient needs rather than the current therapy caps. The Middle Class Tax Relief and Job Creation Act of 2012 directed MedPAC to submit a report to Congress by June 15, 2013 making recommendations on how to reform the payment system to better reflect acuity, condition, and the therapy needs of the patient. The MedPAC report is to include an examination of private sector initiatives related to therapy benefits. On June 14, 2013, MedPAC released their mandated report to Congress and recommended reducing the therapy cap for physical therapy and speech language pathology services combined and the separate cap for occupational therapy to $1,270 in 2013; permanently including services delivered in hospital outpatient departments under therapy caps; implementing a manual review process for requests to exceed the therapy cap amount; and applying a multiple procedure payment reduction of 50% to the practice expense portion of the outpatient therapy services provided to the same patient on the same day. In addition, the Government Accountability Office, or "GAO," was directed to issue a report no later than May 1, 2013 regarding implementation of the manual medical review process instituted by the Middle Class Tax Relief and Job Creation Act of 2012. On July 10, 2013, the GAO issued its report to Congress on CMS's implementation of the 2012 manual medical review process, and the number of claims subject to manual reviews and the outcomes of these reviews.

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

  Budget Control Act of 2011

        The Budget Control Act of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented.

  Specialty Hospital Medicaid Reimbursement

        The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government, and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 5% of our specialty hospital net operating revenues for the year ended December 31, 2013.

  Workers' Compensation

        Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers' compensation benefits and arrangements vary on a state-by-state basis and are often highly complex. In some states, payment for services covered by workers' compensation programs are subject to cost containment features, such as requirements that all workers' compensation injuries be treated through a managed care program, or the imposition of payment caps. In addition, these workers' compensation programs may impose requirements that affect the operations of our outpatient rehabilitation services. Net operating revenues generated directly from workers' compensation programs represented approximately 18% of our net operating revenue from outpatient rehabilitation services and 1% of our net operating revenue from our specialty hospitals for the year ended December 31, 2013.

  Other Medicare Regulations

  Medicare Quality Reporting

        The PPACA established quality reporting requirements for LTCHs and IRFs. These programs are mandatory. For fiscal year 2014 and each subsequent year, LTCHs and IRFs that do not submit the required quality data will be subject to a 2% reduction in their annual payment update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent fiscal years.

        The Physician Quality Reporting System, or "PQRS," is a CMS reporting program that uses a combination of incentive payments and payment reductions to promote reporting of quality information by "eligible professionals." Although physical therapists, occupational therapists and qualified speech-language therapists are generally able to participate in the PQRS program, therapy professionals for whose services we bill through our rehab agencies cannot participate because the Medicare claims processing systems currently cannot accommodate institutional providers such as rehab agencies. Eligible professionals, such as those of our therapy professionals for whose services we bill using their individual Medicare provider numbers, who do not satisfactorily report data on quality measures will be subject to a 2% reduction in their Medicare payment. Eligible professionals who satisfactorily report data on PQRS quality measures will earn a 0.5% incentive payment.

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

  Independent Payment Advisory Board

        The PPACA established an independent board called the Independent Payment Advisory Board that is authorized to develop and submit proposals to the President and Congress to reduce Medicare spending to meet specified targets. The Independent Payment Advisory Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers, including LTCHs and IRFs, scheduled to receive a reduction in their payment updates in addition to the Medicare productivity adjustment (discussed above). The Independent Payment Advisory Board's proposals would go into effect automatically unless Congress enacts alternative legislation to achieve the required savings (with certain exceptions). The PPACA authorized the Independent Payment Advisory Board to issue its first recommendations by January 2014 for implementation in 2015 if the Medicare per capita target growth rate is exceeded, but the CMS Office of the Actuary has determined that the Medicare spending target will not be triggered for 2015. To date, no Independent Payment Advisory Board members have been appointed, and there have been repeated legislative attempts to repeal the provision of the PPACA authorizing the establishment of the Independent Payment Advisory Board.

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

        Under the transparency and program integrity provisions of the PPACA, the exception to the federal self-referral law, or "Stark law," that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including LTCHs and IRFs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2013, we operated 11 hospitals that are owned in-part by physicians.

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

        From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, or "OIG," issue a variety of pronouncements, including fraud alerts, the OIG's Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs or outpatient rehabilitation services or providers. For example, in the OIG's 2013 Work Plan, the OIG indicated that it would study appropriateness of admissions to IRFs, the level of therapy provided in IRFs and whether IRFs received reduced payments for claims with patient assessment instruments that were transmitted to CMS outside defined time limits. In addition, the OIG stated that it would study the extent to which Medicare made improper payments for interrupted stays in LTCH in 2011. The OIG stated in its 2014 Work Plan that it would study (1) readmission patterns in LTCHs to determine whether LTCHs are billing Medicare for higher paying new stays instead of interrupted stays and (2) the extent to which co-located LTCHs readmit patients from the providers with which they are co-located. According to the 2014 Work Plan, the OIG has identified vulnerabilities in CMS's ability to detect readmissions and appropriately pay the readmissions as interrupted stays instead of as higher paying new admissions. The OIG stated that it would determine the extent to which Medicare made improper payments for interrupted stays in LTCHs in 2011. In addition, the OIG intends to study the incidence of adverse and temporary harm events for Medicare beneficiaries receiving post-acute care in IRFs. We monitor government publications applicable to us to supplement and enhance our compliance efforts.

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

        Provider-Based Status.    The designation "provider-based" refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the "main" provider's cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2013, we operated 17 specialty hospitals that were treated as provider-based satellites of certain of our other facilities, 158 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the IRFs we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

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

Compliance Program

  Our Compliance Program

        In 1998, we voluntarily adopted our code of conduct. The code is reviewed and amended as necessary and is the basis for our company-wide compliance program. Our written code of conduct provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. These guidelines are implemented by a compliance officer, a compliance and internal audit committee, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code's policies.

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

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of January 1, 2014:

Name	Age	Position
Robert A. Ortenzio	56	Executive Chairman and Co-Founder
Rocco A. Ortenzio	81	Vice Chairman and Co-Founder
David S. Chernow	56	President and Chief Executive Officer
Martin F. Jackson	59	Executive Vice President and Chief Financial Officer
John A. Saich	45	Executive Vice President and Chief Human Resources Officer
James J. Talalai	52	Executive Vice President and Chief Operating Officer
Michael E. Tarvin	53	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	53	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	45	Vice President, Compliance and Audit Services and Corporate Compliance Officer

        Robert A. Ortenzio was appointed Executive Chairman and Co-Founder effective January 1, 2014. Mr. Ortenzio served as our Chief Executive Officer from January 1, 2005 until December 31, 2013 and. Mr. Ortenzio served as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Until August 17, 2010, Mr. Ortenzio served on the board of directors of Odyssey Healthcare, Inc., a hospice healthcare company. Mr. Ortenzio also served on the board of directors of US Oncology, Inc. until December 30, 2010. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Vice Chairman and Co-Founder.

        Rocco A. Ortenzio was appointed Vice Chairman and Co-Founder effective January 1, 2014. Mr. Ortenzio served as our Executive Chairman from September 2001 until December 2013. From February 1997 to September 2001, Mr. Ortenzio served as our Chief Executive Officer. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Executive Chairman and Co-Founder.

        David S. Chernow has served as our President and Chief Executive Officer since January 1, 2014. Mr. Chernow has served as our President and previously held various additional executive officer titles since September 2010. Mr. Chernow served as a director of the Company from January 2002 until February 2005 and from August 2005 until September 2010. From May 2007 to February 2010, Mr. Chernow served as the President and Chief Executive Officer of Oncure Medical Corp., one of the largest providers of free-standing radiation oncology care in the United States. From July 2001 to June 2007, Mr. Chernow served as the President and Chief Executive Officer of JA Worldwide, a nonprofit organization dedicated to the education of young people about business (formerly, Junior Achievement, Inc.). From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded American Oncology Resources in 1992 and served as its Chief Development Officer until the time of the merger with Physician Reliance Network, Inc., which created US Oncology, Inc. in 1999.

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

        Approximately 48% of our net operating revenues for the year ended December 31, 2011, 47% of our net operating revenues for the year ended December 31, 2012 and 46% of our net operating revenues for the year ended December 31, 2013 came from the highly regulated federal Medicare program.

        In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. President Obama signed into law comprehensive reforms to the healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Additional reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either by Congress or CMS. If revised regulations are adopted, the availability, methods and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.

        The Budget Control Act of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013 a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2013 extended the automatic spending reductions through 2023. For the year ended December 31, 2013, this reduction has reduced our net operating revenues and income from operations by approximately $24.0 million.

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

  Full implementation of the Medicare 25 Percent Rule applicable to LTCHs will have an adverse effect on our future net operating revenues and profitability.

        Under the 25 Percent Rule, the Medicare payment rate for LTCHs is subject to a downward payment adjustment if the percentage of Medicare patients discharged from an LTCH who were admitted from an individual referring hospital exceeds an applicable percentage admissions threshold during a particular cost reporting period. Cases admitted to an LTCH in excess of the applicable percentage admissions threshold are reimbursed at a rate comparable to that under IPPS. IPPS rates are generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the limit and are paid under LTCH-PPS.

        LTCHs that are operated as HIHs or as HIH "satellites," are subject to payment reductions for those Medicare patients admitted from their host hospitals in excess of the applicable percentage admissions threshold and from other referring hospitals in excess of the applicable percentage admissions threshold.

LTCHs that are operated as freestanding facilities are subject to a payment reduction for those Medicare patients admitted from other referring hospitals in excess of the applicable admissions threshold. Grandfathered HIHs are excluded from the Medicare percentage admissions threshold regulations.

        The SCHIP Extension Act, as amended by the ARRA, the PPACA and the Bipartisan Budget Act of 2013, postponed the full application of the percentage admissions threshold for specific classifications of LTCHs. Full implementation of the Medicare percentage admissions thresholds under the 25 Percent Rule will not go into effect until cost reporting periods beginning on or after July 1, 2016 or October 1, 2016, depending on the specific classification of LTCH. See "Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement — 25 Percent Rule."

        As of December 31, 2013, we owned 78 HIHs and satellite facilities of which two are grandfathered HIHs and are excluded from the percentage threshold regulations. Of the remaining 76 HIHs and satellite facilities subject to a percentage admissions threshold for admissions from their host hospital; four of these HIHs and satellite facilities were subject to a maximum 25% Medicare percentage admissions threshold for admissions from their host hospital, three HIHs and satellite facilities are co-located with an MSA dominant hospital and were subject to a Medicare percentage admissions threshold of no more than 50%, nor less than 25%, 18 of these HIHs and satellite facilities were co-located with a MSA dominant hospital or single urban hospital and were subject to a Medicare percentage admissions threshold of no more than 75%, 48 of these HIHs and satellite facilities were subject to a maximum 50% Medicare admissions threshold, and three of these HIHs and satellite facilities were located in a rural area and were subject to a maximum 75% Medicare percentage admissions threshold. As of December 31, 2013, we owned 2 grandfathered HIHs, all of which are excluded from the percentage admissions threshold regulations. As of December 31, 2013, we owned 29 free-standing LTCHs, which are not subject to the Medicare percentage admissions threshold until cost reporting periods beginning on or after July 1, 2017.

        The Bipartisan Budget Act of 2013 requires CMS to report to Congress before October 2016 on the need for any further extensions or modifications of the extensions of the 25 Percent Rule. In addition, the Bipartisan Budget Act of 2013 requires MedPAC, an independent federal body that advises Congress on issues affecting the Medicare program, to report to Congress by June 2019 on the need to continue applying the 25 Percent Rule, the effect of site-neutral payment on LTCHs and recommendations on how to change the site-neutral payment policy.

        Because these rules are complex and are based on the volume of Medicare admissions from other referring hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues and profitability of compliance with these regulations. We expect many of our LTCHs will experience an adverse financial impact when full implementation of the Medicare percentage admissions thresholds goes into effect. Our LTCHs have cost reporting periods that commence on various dates throughout the calendar year. Therefore, the application of the lower percentage admissions thresholds will be staggered and we would not realize the full impact of lower percentage admissions thresholds until 2017.

  Expiration of the moratorium imposed on the payment adjustment for very short-stay cases in our LTCHs has reduced and will continue to reduce our future net operating revenues and profitability.

        On May 1, 2007, CMS published a new provision that changed the payment methodology for Medicare patients with a length of stay that is less than the IPPS comparable threshold. Beginning with discharges on or after July 1, 2007, for these very short-stay cases, the rule lowered the LTCH payment to a rate based on the general acute care hospital IPPS per diem. SSO cases with covered lengths of stay that exceed the IPPS comparable threshold would continue to be paid under the existing SSO payment policy. The SCHIP Extension Act and PPACA prevented CMS from applying this change to SSO policy for a period of five years through December 28, 2012. The implementation of the payment methodology for very short-stay outliers discharged after December 29, 2012 has reduced and will continue to reduce our future net operating revenues and profitability.

  If our LTCHs fail to maintain their certifications as LTCHs or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.

        As of December 31, 2013, we operated 108 LTCHs, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during the subsequent cost reporting period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care inpatient prospective payment system at rates generally lower than the rates under the LTCH-PPS.

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

        The Bipartisan Budget Act of 2013 establishes new payment limits for Medicare patients who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient's LTCH admission, the patient was discharged from a general acute care hospital paid under IPPS and the patient's stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) or the patient is assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a "site-neutral" payment rate, which will be the lower of (1) the IPPS comparable per-diem payment rate including any outlier payments, or (2) 100 percent of the estimated costs for services. For cost reporting periods beginning in fiscal year 2020, payment for all discharges from an LTCH may be subject to the site-neutral payment limitation unless the number of discharges for which payment is made under the LTCH-PPS payment rate is greater than 50% of the total number of discharges for the LTCH. The application of the new site-neutral payment rates under LTCH-PPS may reduce our operating revenues.

        CMS requested public comments in May 2013 on adoption of a payment adjustment based on whether a particular case qualifies as chronically critically ill/medically complex ("CCI/MC"). CMS indicated that it was considering a change to the LTCH-PPS payment policies that would limit full LTCH-PPS payment to those patients meeting the definition of CCI/MC while they were in an IPPS hospital inpatient setting and subsequently directly admitted to an LTCH. Payment for non-CCI/MC patients would be made at an "IPPS comparable amount," that is, an amount comparable to what would have been paid under the IPPS calculated as a per diem rate with total payments capped at the full IPPS MS-DRG payment rate.

        It is unclear how the adoption of the Bipartisan Budget Act of 2013 will impact regulatory or legislative proposals to change the LTCH-PPS payment policies. We cannot predict whether Congress or CMS will adopt additional patient-level criteria in the future or, if adopted, how such criteria would affect our LTCHs. Implementation of additional patient or facility criteria that may limit the population of patients eligible for our LTCHs' services or change the basis on which we are paid could adversely affect our net operating revenues and profitability. See "Business — Government Regulations — Overview of U.S. and State Government Reimbursements — Long Term Acute Care Hospital Medicare Reimbursement."

  Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services may reduce our future net operating revenues and profitability.

        Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on the SGR formula, contained in legislation. On December 10, 2013, CMS estimated a 20.1% reduction in the Medicare physician fee schedule payment rates for calendar year 2014 as a result of the SGR formula. The Bipartisan Budget Act of 2013 blocks the 20.1% cut and replaces it with a 0.5% increase for services provided through March 31, 2014. If no further legislation is passed by Congress and signed by the President, the SGR formula will likely reduce our Medicare outpatient rehabilitation payment rates beginning April 1, 2014.

        Congress has established annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. As directed by Congress in the Deficit Reduction Act of 2005, CMS implemented an exception process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the Bipartisan Budget Act of 2013 extended the exceptions process through March 31, 2014. The exception process will expire on April 1, 2014 unless further extended by Congress. There can be no assurance that Congress will extend it further. To date, the implementation of the therapy caps has not had a material adverse effect on our business. However, if the exception process is not renewed, our future net operating revenues and profitability may decline.

        CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. The policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012 the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction to 50% effective April 1, 2013. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, were subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction increased to 50%. See "Business — Government Regulations."

  Regulations limiting the diagnosis codes on the presumptive compliance list could adversely affect our net operating revenue and profitability.

        As of December 31, 2013, we operated 15 IRFs, all of which are currently certified by Medicare as IRFs. IRFs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60 percent of the IRF's total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is commonly referred to as the "60 percent rule." Compliance with the 60 percent rule is demonstrated through a two step process. The first step is the "presumptive" method, in which patient diagnosis codes are compared to a "presumptive compliance" list. IRFs that fail to demonstrate compliance with the 60 percent rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility's medical records to assess compliance. Beginning on October 1, 2014, CMS removed a number of diagnosis codes previously on the presumptive compliance list. If an IRF does not demonstrate compliance with the 60 percent rule by either the presumptive method or through a review of medical records, then the facility's classification as an IRF may be terminated at the start of its next cost reporting period causing the facility to be paid as a general acute care hospital under IPPS. By removing diagnosis codes from the presumptive compliance list our facilities may be required to demonstrate compliance with the 60 percent rule through medical record reviews. If our IRFs fail to demonstrate compliance with the 60 percent rule through either method and are classified as general acute care hospitals, our net operating revenue and profitability may be adversely affected.

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

        As part of our growth strategy, we may pursue acquisitions of specialty hospitals, outpatient rehabilitation clinics and other related healthcare facilities and services. These acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses and compliance risks that could have a material adverse effect on our financial condition and results of operations.

        We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions, our financial condition and results of operations may be materially adversely affected. Acquisitions could result in difficulties integrating acquired operations, technologies and personnel into our business. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through acquisitions, which may negatively impact the integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

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

  Future joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

        As part of our growth strategy, we may partner with large health care systems to provide post acute care services. These joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations.

        A joint venture involves the combining of corporate cultures and mission. As a result, we may not be able to successfully operate a joint venture, and therefore we may not be able to realize the intended benefits. If we fail to successfully execute a joint venture relationship, our financial condition and results of operations may be materially adversely affected. A new joint venture could result in difficulties in combining operations, technologies and personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients as a result of the integration efforts.

        A joint venture is operated through a board of directors that contains representatives of Select and other parties to the joint venture. We may not control the board or some actions of the board may require supermajority votes. As a result, the joint venture may elect certain actions that could have adverse effects on our financial condition and results of operations.

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

        The Stark Law prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services. Under the transparency and program integrity provisions of the PPACA, the exception to the Stark Law that previously permitted physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including LTCHs and IRFs, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician- owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician- owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. Furthermore, initiatives are underway in some states to restrict physician referrals to physician-owned hospitals. Currently, 11 of our consolidating hospitals have physicians as minority owners. The aggregate net operating revenue of these 11 hospitals was $194.0 million for the year ended December 31, 2013, or approximately 6.5% of our consolidated net operating revenues for the year ended December 31, 2013. The range of physician minority ownership of these 11 hospitals was 2.1% to

49.0% as of the year ended December 31, 2013. There can be no assurance that new legislation or regulation prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital. In addition, expansion of our physician-owned hospitals may be limited, and the revenues, profitability and overall financial performance of our hospitals may be negatively affected.

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

        Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See "Legal Proceedings" and Note 15 in our audited consolidated financial statements.

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

        Welsh Carson beneficially owns approximately 20.5% of Holdings' outstanding common stock as of February 1, 2014. Our executives, directors and principal stockholders, including Welsh Carson, beneficially own, in the aggregate, approximately 37.5% of Holdings' outstanding common stock as of February 1, 2014. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

  Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.

        We have a substantial amount of indebtedness. As of December 31, 2013, we had approximately $1,445.3 million of total indebtedness. For the years ended December 31, 2011, December 31, 2012 and December 31, 2013, we paid cash interest of $107.5 million, $80.7 million and $89.1 million, respectively, on our indebtedness.

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

  •
  makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates;

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

        As of December 31, 2013, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 4.50 to 1.00. For the four quarters ended December 31, 2013, Select's leverage ratio was 3.91 to 1.00.

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

        We and our subsidiaries may be able to incur additional indebtedness in the future. Although our senior secured credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2013, we had $237.7 million of revolving loan availability under our senior secured credit facilities (after giving effect to $42.3 million of outstanding letters of credit). In addition, to the extent new debt is added to our and our subsidiaries' current debt levels, the substantial leverage risks described above would increase.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own 24 of our specialty hospitals.

        We lease all but one of our outpatient rehabilitation clinics and related offices, which, as of December 31, 2013 included 884 leased outpatient rehabilitation clinics throughout the United States. We also lease the majority of our LTCH facilities except for the facilities described above. As of December 31, 2013, in our specialty hospitals we had 75 HIH leases and 16 free-standing building leases.

        We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 150,000 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2013, this was comprised 11 locations throughout the United States with approximately 50,000 square feet in total.

        The following is a list by state of the number of facilities we operated as of December 31, 2013.

	Specialty Hospitals
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Clinics	Total Facilities
Alabama	1			1
Alaska			5	5
Arizona	3	1	13	17
Arkansas	4		1	5
California			9	9
Colorado	3		17	20
Connecticut			39	39
District of Columbia			2	2
Delaware	1		1	2
Florida	9	1	100	110
Georgia	5		24	29
Illinois			40	40
Indiana	5		19	24
Iowa	1			1
Kansas	3		15	18
Kentucky	2		42	44
Louisiana	1		3	4
Maine			11	11
Maryland			23	23
Massachusetts			9	9
Michigan	11		13	24
Minnesota	1		27	28
Mississippi	5			5
Missouri	3	2	64	69
Nebraska	1			1
Nevada			7	7
New Hampshire			3	3
New Jersey	1	3	148	152
New Mexico			2	2
North Carolina	3		33	36
Ohio	14	1	60	75
Oklahoma	2		20	22
Pennsylvania	9	1	118	128
South Carolina	2		14	16
South Dakota	1			1
Tennessee	5		12	17
Texas	8	6	91	105
Virginia			21	21
West Virginia	1			1
Wisconsin	3			3

Total Company	108	15	1,006	1,129

Item 3.    Legal Proceedings.

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

        On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company's long term acute care hospital in Evansville, Indiana ("SSH-Evansville") and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends until March 17, 2014.

        In January, 2014, representatives of the United States Attorney's Office for the Southern District of Indiana and the Office of Attorney General for the State of Indiana informed the Company that, while they have not yet decided whether to intervene in the case, their investigation is continuing concerning allegations that SSH-Evansville admitted patients for whom long-term acute care was not medically necessary, up-coded diagnoses at admission, discharged patients too early or held patients too long, readmitted patients discharged to short-stay acute care hospitals only after nine days to enable billing for two admissions, and allowed unnecessary bronchoscopies to be performed. The Company is involved in ongoing discussions with the government regarding this matter.

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

	Market Prices
Fiscal Year Ended December 31, 2012	High	Low
First Quarter	$8.88	$7.45
Second Quarter	$10.25	$6.94
Third Quarter	$14.89	$9.94
Fourth Quarter	$12.03	$9.20

	Market Prices
Fiscal Year Ended December 31, 2013	High	Low
First Quarter	$10.00	$8.38
Second Quarter	$9.11	$7.21
Third Quarter	$9.09	$7.77
Fourth Quarter	$11.89	$8.00

Holders

        At the close of business on February 1, 2014, Holdings had 140,286,867 shares of common stock issued and outstanding. As of that date, there were 124 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through brokerage firms.

Dividend Policy

        On October 30, 2012, Holdings declared a special cash dividend of $1.50 per share, totaling approximately $210.9 million. This special cash dividend was paid on December 12, 2012 to all stockholders of record at the close of business on December 5, 2012.

        On May 1, August 7 and October 30, 2013, Holdings declared cash dividends of $0.10 per share. Such dividends were paid on May 30, August 30 and November 22, 2013, respectively, to stockholders of record as of the close of business on May 20, August 20 and November 12, 2013, respectively.

        There is no assurance that future dividends will be declared or the timing or amount of any future dividends. The declaration and payment of dividends in the future are at the sole discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, available cash and current and anticipated cash needs. Additionally, certain contractual agreements we are party to, including the senior secured credit facility, dated as of June 1, 2011, as amended, and the Indenture governing Select's 6.375% senior notes, dated as of May 28, 2013, restrict our capacity to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

        For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

        The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on September 25, 2009, the first trading day of the Company's common stock on the New York Stock Exchange, with dividends being reinvested on the date paid through and including the market close on December 31, 2013 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor's 500 Index (S&P 500), the Morgan Stanley Healthcare Providers Index (RXH) and the S&P Health Care Services Select Industry Index (SPSIHP). The graph below includes the S&P Health Care Services Select Industry Index to replace the previously used Morgan Stanley Healthcare Providers Index following the discontinuation of the Morgan Stanley Healthcare Providers Index, effective October 18, 2013. For comparative purposes, the graph below includes both the S&P Health Care Services Select Industry Index as well as the Morgan Stanley Healthcare Providers Index through October 18, 2013. The chart below the graph sets forth the actual numbers depicted on the graph.

	09/25/09	12/31/09	12/31/10	12/30/11	12/31/12	10/18/13	12/31/13
Select Medical Holdings Corporation (SEM)	$100.00	$105.25	$72.45	$84.04	$107.00	$104.17	$136.55
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$110.36	$127.01	$130.73	$160.09	$210.83	$219.16
Morgan Stanley Healthcare Providers Index (RXH)	$100.00	$103.27	$125.54	$120.47	$132.23	$218.64	—
S&P 500	$100.00	$106.77	$120.42	$120.42	$136.56	$167.04	$177.03

Item 6.    Selected Financial Data.

        You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere herein. The historical financial data as of December 31, 2009, 2010, 2011, 2012 and 2013 and for the years ended December 31, 2009, 2010, 2011, 2012 and 2013 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2012 and 2013, and for the years ended December 31, 2011, 2012 and 2013 have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2009, 2010 and 2011 and for the years ended December 31, 2009 and 2010 have been derived from our audited consolidated financial information not included elsewhere herein.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues	$2,239,871	$2,390,290	$2,804,507	$2,948,969	$2,975,648
Operating expenses(1)(2)	1,933,052	2,085,447	2,422,271	2,548,799	2,609,820
Depreciation and amortization	70,981	68,706	71,517	63,311	64,392

Income from operations	235,838	236,137	310,719	336,859	301,436
Gain (loss) on early retirement of debt(3)	13,575	—	(31,018)	(6,064)	(18,747)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(440)	2,923	7,705	2,476
Other income (expense)	(632)	632	—	—	—
Interest expense, net(4)	(132,377)	(112,337)	(98,894)	(94,950)	(87,364)

Income before income taxes	116,404	123,992	183,730	243,550	197,801
Income tax expense	37,516	41,628	70,968	89,657	74,792

Net income	78,888	82,364	112,762	153,893	123,009
Less: Net income attributable to non-controlling interests(5)	3,606	4,720	4,916	5,663	8,619

Net income attributable to Select Medical Holdings Corporation	75,282	77,644	107,846	148,230	114,390
Less: Preferred dividends	19,537	—	—	—	—

Net income (loss) available to common stockholders and participating securities	55,745	77,644	107,846	148,230	114,390
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of tax	4,298	8,914	—	—	—

Comprehensive income (loss) attributable to Select Medical Holdings Corporation	$60,043	$86,558	$107,846	$148,230	$114,390

Income (loss) per common share:
Basic	$0.61	$0.49	$0.71	$1.05	$0.82
Diluted	$0.61	$0.48	$0.71	$1.05	$0.82
Weighted average common shares outstanding:
Basic	85,587	159,184	150,501	138,767	136,879
Diluted	86,045	159,442	150,725	139,042	137,047
Balance Sheet Data (at end of period):
Cash and cash equivalents	$83,680	$4,365	$12,043	$40,144	$4,319
Working capital (deficit)	156,685	(70,232)	99,472	80,397	82,878
Total assets	2,588,146	2,722,086	2,772,147	2,761,361	2,817,622
Total debt	1,405,571	1,430,769	1,396,798	1,470,243	1,445,275
Total Select Medical Holdings Corporation stockholders' equity	735,930	780,947	819,679	717,048	786,234

	Select Medical Corporation
	Year Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Statement of Operations Data:
Net operating revenues	$2,239,871	$2,390,290	$2,804,507	$2,948,969	$2,975,648
Operating expenses(1)(2)	1,933,052	2,085,447	2,422,271	2,548,799	2,609,820
Depreciation and amortization	70,981	68,706	71,517	63,311	64,392

Income from operations	235,838	236,137	310,719	336,859	301,436
Gain (loss) on early retirement of debt(3)	12,446	—	(20,385)	(6,064)	(17,788)
Equity in earnings (losses) of unconsolidated subsidiaries	—	(440)	2,923	7,705	2,476
Other income (expense)	3,204	632	—	—	—
Interest expense, net(4)	(99,451)	(84,472)	(80,910)	(83,759)	(84,954)

Income before income taxes	152,037	151,857	212,347	254,741	201,170
Income tax expense	49,987	51,380	80,984	93,574	75,971

Net income	102,050	100,477	131,363	161,167	125,199
Less: Net income attributable to non-controlling interests(5)	3,606	4,720	4,916	5,663	8,619

Net income attributable to Select Medical Corporation	98,444	95,757	126,447	155,504	116,580
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap, net of tax	2,522	8,914	—	—	—

Comprehensive income attributable to Select Medical Corporation	$100,966	$104,671	$126,447	$155,504	$116,580

Balance Sheet Data (at end of period):
Cash and cash equivalents	$83,680	$4,365	$12,043	$40,144	$4,319
Working capital (deficit)	153,231	(73,481)	97,348	78,414	82,878
Total assets	2,585,092	2,719,572	2,770,738	2,760,313	2,817,622
Total debt	1,100,987	1,124,292	1,229,498	1,302,943	1,445,275
Total Select Medical Corporation stockholders' equity	1,034,006	1,081,661	983,446	881,317	786,234

(1)
Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(2)
Includes stock compensation expense related to restricted stock, stock options and long term incentive compensation for the years ended December 31, 2009, 2010, 2011, 2012 and 2013.

(3)
During the year ended December 31, 2009, we paid approximately $30.1 million to repurchase and retire $46.5 million principal amount of Select's 7 5/8% senior subordinated notes and made prepayments of $168.4 million on term loans under our credit facility. In addition, we paid $6.5 million to repurchase and retire $7.7 million principal amount of Holdings' senior floating rate notes. A gain on early retirement of debt of $13.6 million and $12.5 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2009, which included the write-off of unamortized debt issuance costs.

During the year ended December 31, 2011, we refinanced Select's senior secured credit facility, repurchased and retired $266.5 million principal amount of Select's 7 5/8% senior subordinated notes, and repurchased and retired $150.0 million principal amount of Holdings 10% senior subordinated notes. A loss on early retirement of debt of $31.0 million and $20.4 million for Holdings and Select, respectively, was recognized for the year ended

  December 31, 2011, which included the write-off of unamortized debt issuance costs, tender premiums and original issue discount.

  During the year ended December 31, 2012, we repurchased and retired an aggregate of $275.0 million principal amount of Select's outstanding 7 5/8% senior subordinated notes. A loss on early retirement of debt of $6.1 million was recognized by Holdings and Select for the year ended December 31, 2012, which included the write-off of unamortized debt issuance costs and call premiums.

  During the year ended December 31, 2013, Select entered into a credit extension amendment on February 20, 2013, the proceeds of which were used to redeem all of its outstanding 7 5/8% senior subordinated notes, to finance Holdings' redemption of all of its 10% senior floating rate, and to repay a portion of the balance outstanding under Select's revolving credit facility. Additionally, on May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021, the proceeds of which were used to pay a portion of the senior secured credit facility term loans then outstanding and to pay related fees and expenses. A loss on early retirement of debt of $18.7 million and $17.8 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2013, which included the write-off of unamortized debt issuance costs.

(4)
Interest expense, net equals interest expense minus interest income.

(5)
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

Overview

        We began operations in 1997, and we believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2013, we operated 123 specialty hospitals in 28 states, and 1,006 outpatient rehabilitation clinics in 32 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. As of December 31, 2013, we had operations in 44 states and the District of Columbia.

        We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $2,975.6 million for the year ended December 31, 2013. Of this total, we earned approximately 74% of our net operating revenues from our specialty hospitals and approximately 26% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant 2013 Events

  Refinancing Activities

        On February 20, 2013, Select entered into a credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, (the "series B term loan") to Select. Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings' redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select's revolving credit facility. Holdings and Select recognized a loss on early retirement of debt of $1.5 million and $0.5 million, respectively, related to this financing in 2013.

        On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021. The senior notes are senior unsecured obligations of Select and are fully and unconditionally guaranteed by all of Select's wholly-owned subsidiaries. On May 28, 2013, Select used the proceeds of the senior notes to pay a portion of the amounts then outstanding on the original term loan and the series A term loan and to pay related fees and expenses. Select recognized a loss on early retirement of debt of $17.3 million in 2013 in connection with the repayment of a portion of its term loans and amendment of the existing senior secured credit facility, which included the write-off of unamortized debt issuance costs.

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

  Stock Repurchase Program

        The Company's board of directors has authorized a common stock repurchase program to repurchase up to $350.0 million worth of shares of its common stock. The program will remain in effect until March 31, 2015, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. The Company is funding this program with cash on hand and borrowings under its revolving credit facility. The Company repurchased 1,115,691 shares at a cost of approximately $10.0 million, an average cost per share of $8.95, which includes transaction costs, during the year ended December 31, 2013. Since the inception of the program through December 31, 2013, the Company has repurchased 23,606,080 shares at a cost of approximately $173.6 million, or $7.36 per share, which includes transaction costs.

  Budget Control Act of 2011

        On April 1, 2013, a federally mandated 2% reduction to Medicare payments was implemented (the "Sequestration Reduction") resulting in reductions to both our net operating revenues and income from operations for the year ended December 31, 2013 of approximately $23.9 million, of which approximately $22.8 million was related to our specialty hospitals and $1.1 million was related to our outpatient rehabilitation segment.

  American Taxpayer Relief Act of 2012

        On April 1, 2013, the multiple procedure payment reduction ("MPPR Reduction") for therapy services was increased from 25% to 50% resulting in reductions to both our net operating revenues and income from operations of approximately $5.7 million for the year ended December 31, 2013.

Summary Financial Results

  Year Ended December 31, 2013

        For the year ended December 31, 2013, our net operating revenues increased 0.9% to $2,975.6 million compared to $2,949.0 million for the year ended December 31, 2012. We experienced increases in net operating revenues in both our specialty hospital and outpatient rehabilitation segments. We had income from operations for the year ended December 31, 2013 of $301.4 million, compared to $336.9 million for the year ended December 31, 2012. Our Adjusted EBITDA for the year ended December 31, 2013 was $372.9 million, compared to $405.8 million for the year ended December 31, 2012 and our Adjusted EBITDA margin was 12.5% for the year ended December 31, 2013, compared to 13.8% for the year ended December 31, 2012. See the section titled "Results of Operations" for a reconciliation of net income to Adjusted EBITDA. The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to the Sequestration Reduction and the MPPR Reduction and increases in our operating expenses.

        Net income attributable to Holdings was $114.4 million for the year ended December 31, 2013, compared to $148.2 million for the year ended December 31, 2012. The decrease in Holdings' net income resulted principally from a decline in our income from operations described above and greater losses on early retirement of debt from refinancing activities in 2013 compared to refinancing activities in 2012.

        Cash flow from operations provided $192.5 million of cash for the year ended December 31, 2013 for Holdings and $198.1 million of cash for the year ended December 31, 2013 for Select. The difference in cash flow from operations between Holdings and Select primarily relates to interest payments on Holdings' senior floating rate notes.

  Year Ended December 31, 2012

        For the year ended December 31, 2012, our net operating revenues increased 5.2% to $2,949.0 million compared to $2,804.5 million for the year ended December 31, 2011. For the year ended December 31, 2012, our specialty hospital revenues increased $102.0 million or 4.9% from the prior year and our outpatient rehabilitation revenues increased $42.5 million or 6.0% from the prior year. We had income from operations for the year ended December 31, 2012 of $336.9 million compared to $310.7 million for the year ended December 31, 2011. We had net income attributable to Holdings for the year ended December 31, 2012 of $148.2 million compared to $107.8 million for the year ended December 31, 2011. Our Adjusted EBITDA for the year ended December 31, 2012 was $405.8 million compared to $386.0 million for the year ended December 31, 2011. See the section entitled "Results of Operations" for a reconciliation of net income to Adjusted EBITDA. The increases in our income from operations and Adjusted EBITDA for the year ended December 31, 2012 were principally due to increases in the operating performance of our specialty hospital segment. We were able to increase our specialty hospital income from operations $22.8 million or 7.3% and our specialty hospital Adjusted EBITDA $19.0 million or 5.2% for the year ended December 31, 2012 as compared to the year ended December 31, 2011.

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

Regulatory Changes

        The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. Net operating revenues generated directly from the Medicare program represented approximately 48%, 47% and 46% of our consolidated net operating revenues for the years ended December 31, 2011, 2012 and 2013, respectively.

        The Medicare program reimburses our LTCHs, IRFs and outpatient rehabilitation providers, using different payment methodologies. Those payment methodologies are complex and are described elsewhere in this report under "Business — Government Regulations." The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future.

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

        The following is a summary of significant changes to the Medicare prospective payment system for LTCHs which have affected our results of operations, as well as the policies and payment rates for fiscal year 2014 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2013.

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

        Fiscal Year 2013.    On August 1, 2012, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). Two different standard federal rates apply during fiscal year 2013. The standard federal rate for discharges on or after October 1, 2012 and before December 29, 2012 was set at $40,916 and the standard federal rate for discharges on or after December 29, 2012 for the remainder of fiscal year 2013 was $40,398 both of which were an increase from the fiscal year 2012 standard federal rate of $40,222. The update to the standard federal rate for fiscal year 2013 through December 28, 2012 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%, and less an additional reduction of 0.1% mandated by the PPACA. The standard federal rate for the period of December 29, 2012 through the remainder of fiscal 2013 was further reduced by a portion of the one-time budget neutrality adjustment of 1.266%, as discussed below. The final rule established a fixed-loss amount for high cost outlier cases for fiscal year 2013 of $15,408, which was a decrease from the fixed loss amount in the 2012 fiscal year of $17,931.

        Fiscal Year 2014.    On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at

$40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 includes a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the PPACA, and less a budget neutrality adjustment of 1.266%, as discussed above. The fixed-loss amount for high cost outlier cases was set at $13,314, which is a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

  Medicare Market Basket Adjustments

        The PPACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%. Finally, in fiscal years 2017-2019, the market basket update will be reduced by 0.75%. The PPACA specifically allows these market basket reductions to result in a less than 0% payment update and payment rates that are less than the prior year.

  25 Percent Rule

        The 25 Percent Rule is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from an individual hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions thresholds during a particular cost reporting period. The SCHIP Extension Act, as amended by the ARRA and the PPACA, has limited the application of the 25 Percent Rule, as described elsewhere in this report under "Business — Government Regulations." CMS adopted regulations providing for an additional one-year extension of relief from the full application of the 25 Percent Rule. As a result, full implementation of the Medicare percentage admission thresholds did not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and September 30, 2012. Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and before October 1, 2012 are subject to a modified 25 Percent Rule for discharges occurring in the three month period between July 1, 2012 and September 30, 2012. The Bipartisan Budget Act of 2013 further delays, and in some cases permanently suspends, the application of the 25 Percent Rule. After the expiration of the extension, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of our LTCH hospitals for cost reporting periods beginning on or after July 1, 2016.

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

  Short Stay Outlier Policy

        The SCHIP Extension Act prevented CMS from applying the so-called very short stay outlier policy for discharges occurring after July 1, 2007. This policy would result in a payment equivalent to the general acute care hospital rate for cases with a length of stay that is less than the average length of stay plus one standard deviation of a case with the same diagnosis related group under IPPS, regardless of the clinical considerations for admission to the LTCH or the average length of stay an LTCH must satisfy for Medicare certification. The SCHIP Extension Act as amended by the ARRA and the PPACA precluded CMS from implementing the very short stay outlier policy before December 29, 2012. The very short stay outlier policy again became applicable to discharges occurring on or after December 29, 2012.

  Moratorium on New LTCHs and New LTCH Beds

        The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities subject to certain exceptions. PPACA extended this moratorium by two years. The moratorium expired on December 28, 2012. The Bipartisan Budget Act of 2013 reinstates the moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities beginning January 1, 2015 through September 30, 2017.

  Medicare Reimbursement of Inpatient Rehabilitation Facility Services

        The following is a summary of significant changes to the Medicare prospective payment system for IRFs which have affected our results of operations during the periods presented in this report, as well as the policies and payment rates for fiscal year 2014 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2013.

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

        Fiscal Year 2013.    On July 30, 2012, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2013 (affecting discharges and cost reporting periods beginning on or after October 1, 2012 through September 30, 2013). The standard payment conversion factor for discharges for fiscal year 2013 was $14,343, which was an increase from the fiscal year 2012 standard payment conversion factor of $14,076. The update to the standard payment conversion factor for fiscal year 2013 included a market basket increase of 2.7%, less a productivity adjustment of 0.7%, less an additional market basket reduction of 0.1% as mandated by the PPACA. CMS decreased the outlier threshold amount for fiscal year 2013 to $10,466 from $10,713 established in the final rule for fiscal year 2012.

        Fiscal Year 2014.    On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard payment conversion factor for discharges for fiscal year 2014 is $14,846, which is an increase from the fiscal year 2013 standard payment conversion factor of $14,343. The update to the standard payment conversion factor for fiscal year 2014 includes a market basket increase of 2.6%, less a productivity adjustment of 0.5%, less an additional reduction of 0.3% as mandated by the PPACA. CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

  Medicare Market Basket Adjustments

        The PPACA instituted a market basket payment adjustment for IRFs. For fiscal years 2015 and 2016, the reduction is 0.2%. For fiscal years 2017 - 2019, the reduction is 0.75%.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. The Medicare physician fee schedule rates are automatically updated annually based on the SGR formula, contained in legislation. The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through March 31, 2014 CMS or Congress has taken action to prevent the SGR formula reductions. On December 10, 2013, CMS estimated a 20.1% reduction in the Medicare physician fee schedule payment rates for calendar year 2014 as a result of the SGR formula. The Bipartisan Budget Act of 2013 blocks the 20.1% reduction for services provided through March 31, 2014. Reimbursement for outpatient rehabilitation services paid under the Medicare physician fee schedule will generally remain unchanged through March 31, 2014. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2014, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect. For the year ended December 31, 2013, we received approximately 9% of our outpatient rehabilitation net operating revenues from Medicare.

  Therapy Caps

        Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2014, the annual limit on outpatient therapy services is $1,920 for combined physical and speech language pathology services and $1,920 for occupational therapy services. The per beneficiary caps were $1,900 for calendar year 2013. The annual limits for therapy expenses do not apply to services furnished and billed by outpatient hospital departments. However, the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013 extends the annual limits on therapy expenses and manual medical review thresholds to services furnished in hospital outpatient department settings through December 31, 2014. The application of annual limits to hospital outpatient department settings will sunset on March 31, 2014 unless Congress extends it. We operated 1,006 outpatient rehabilitation clinics at December 31, 2013, of which 158 are provider-based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

        In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity. The Bipartisan Budget Act of 2013 extends the exceptions process for outpatient therapy caps through March 31, 2014. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning April 1, 2014, except those services furnished and billed by outpatient hospital departments.

        The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. The Bipartisan Budget Act of 2013 extends through March 31, 2014 the requirement that Medicare perform manual medical review of therapy services when an exception is requested for cases in which the beneficiary has reached a specified dollar aggregate threshold. Effective October 1, 2012, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care.

  Multiple Procedure Payment Reduction

        CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This multiple procedure payment reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. Furthermore, the multiple procedure payment reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the practice expense component for the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increases the payment reduction to 50% effective April 1, 2013. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, were subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction increased to 50%.

Development of New Specialty Hospitals and Clinics

        In addition to the growth of our business through the acquisition and integration of other businesses, we have also grown our business by developing specialty hospitals and outpatient rehabilitation facilities. Since our inception in 1997 through December 31, 2013, we have internally developed 64 specialty hospitals and 382 outpatient rehabilitation clinics. The SCHIP Extension Act as extended by PPACA instituted a moratorium on the development of new LTCHs through December 28, 2012. As a result, we stopped all new LTCH development during this period. The Bipartisan Budget Act of 2013 reinstates the moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities beginning January 1, 2015 through September 30, 2017. We continue to evaluate opportunities to develop new joint venture relationships with significant health systems and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in the local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

Critical Accounting Matters

  Merger Transactions

        On February 24, 2005, EGL Acquisition Corp., a subsidiary of Holdings, was merged with and into Select, with Select continuing as the surviving corporation and a wholly owned subsidiary of Holdings. We refer to the merger and the related transactions collectively as the "Merger." As a result of the Merger, the majority of Select's assets and liabilities were adjusted to their fair value as of February 25, 2005. The excess of the total purchase price over the fair value of Select's tangible and identifiable intangible assets was allocated to goodwill. Additionally, a portion of the equity related to our continuing stockholders was recorded at the stockholder's predecessor basis and a corresponding portion of the fair value of the acquired assets was reduced accordingly.

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

        Net operating revenues generated directly from the Medicare program from all segments represented approximately 46%, 47% and 48% of net operating revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Approximately 59%, 60% and 61% of our specialty hospital revenues for the years ended December 31, 2013, 2012 and 2011, respectively, were received for services provided to Medicare patients.

        Most of our specialty hospitals receive bi-weekly periodic interim payments from Medicare instead of being paid on an individual claim basis. Under a periodic interim payment methodology, Medicare estimates a hospital's claim volume based on historical trends and makes bi-weekly interim payments to us based on these estimates. Twice a year per hospital, Medicare reconciles the differences between the actual claim data and the estimated payments. To the extent our actual hospital's experience is different from the historical trends used by Medicare to develop the estimate, the periodic interim payment will result in our being either temporarily over-paid or under-paid for our Medicare claims. At each balance sheet date, we record any aggregate under-payment as an account receivable or any aggregate over-payment as a payable to third-party payors on our balance sheet. The timing of when we receive our bi-weekly periodic interim payments, in relation to our balance sheet date, has an impact on our accounts receivable balance and our days sales outstanding as of the end of any reporting period.

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

  Allowance for Doubtful Accounts

        Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our financial performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31,

2013, deductibles, co-payments and self-insured amounts owed by patients accounted for approximately 0.3% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our hospitals, or in the case of our outpatient rehabilitation clinics, we verify insurance coverage prior to their first therapy visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally, we reserve as uncollectible all governmental accounts over 365 days from discharge and non-governmental accounts over 180 days from discharge. This method is based on our historical cash collections experience and is periodically assessed in light of any changes to such experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

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

        The following table is an aging of our net (after allowances for contractual adjustments but before doubtful accounts) accounts receivable as of the dates indicated (in thousands):

	Balance as of December 31,
	2012		2013
	0-180 Days	Over 180 Days	0-180 Days	Over 180 Days
Commercial insurance and other	$230,878	$31,441	$234,852	$33,299
Medicare and Medicaid	133,318	6,146	156,841	7,142

Total net accounts receivable	$364,196	$37,587	$391,693	$40,441

        The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories as of the dates indicated is as follows:

	As of December 31,
	2012	2013
0 to 90 days	83.0%	82.3%
91 to 180 days	7.6%	8.3%
181 to 365 days	4.8%	5.4%
Over 365 days	4.6%	4.0%

Total	100.0%	100.0%

        The approximate percentage of total net accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status as of the dates indicated is as follows:

	As of December 31,
	2012	2013
Commercial insurance and other	65.1%	61.8%
Medicare and Medicaid	34.7%	37.9%
Self-pay receivables (including deductibles and co-payments)	0.2%	0.3%

Total	100.0%	100.0%

  Insurance

        Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. We utilize actuarial methods in estimating the losses. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2013 and December 31, 2012, we recorded a liability of $103.4 million and $92.5 million, respectively, for our estimated losses under these insurance programs.

  Related Party Transactions

        We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $4.2 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments as of December 31, 2013 amount to $36.2 million through 2023. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. The Company's practice is that any such transaction must receive the prior approval of both the audit and compliance committee of the board of directors and a majority of non-interested members of the board of directors. It is the Company's practice that an independent third-party appraisal supporting the amount of rent for such leased space is obtained prior to approving the related party lease of office space.

  Goodwill and Other Intangible Assets

        Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. Our most recent impairment assessment was completed during the fourth quarter of 2013, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. We have recorded total goodwill and other intangible assets of $1.7 billion, of which goodwill and other intangible assets of $1.4 billion relates to our specialty hospital reporting unit, $338.0 million relates to our outpatient clinic reporting unit and $2.0 million relates to our contract therapy reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy, with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions.

        As a result of the Sequestration Reduction, we lowered our future operating performance assumptions for our specialty hospital operations resulting in a decline in our estimate of future cash flows. As a result, we observed a decline in the fair value and excess fair value of our specialty hospital reporting unit. The excess fair value, as a percentage of carrying value, of our specialty hospital reporting unit was approximately 10.4%, 25.5% and 28.0% as of October 1, 2013, 2012 and 2011, respectively. The fair value of our outpatient rehabilitation clinics and our contract therapy reporting units significantly exceeded the carrying values of each of those corresponding reporting units as of October 1, 2013, 2012, and 2011.

        To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in the discounted cash flow are assumptions regarding revenue growth rates, internal development of specialty hospitals and rehabilitation clinics, future Adjusted EBITDA margin estimates, future general and administrative expense rates and the weighted average cost of capital for our industry. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions, and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units. We have consistently applied the discounted cash flow approach methodology to determine the fair value of each of our reporting units at each annual impairment test dated October 1, 2013, 2012, and 2011.

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

        At December 31, 2013, we had deferred tax liabilities in excess of deferred tax assets of approximately $78.7 million for both Holdings and Select principally due to depreciation deductions that have been accelerated for tax purposes. This amount includes approximately $10.5 million of valuation reserves related primarily to state net operating losses.

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

  Stock Based Compensation

        We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Our share-based compensation arrangements comprise both stock options and restricted share plans. We value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of our common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or period of service of the option grant. We value restricted stock grants by using the closing market price of our stock on the date of grant.

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

	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Specialty hospital data(1):
Number of hospitals owned — start of period	116	115	116
Number of hospital start-ups	—	1	—
Number of hospitals acquired	1	1	1
Number of hospitals closed/sold	(2)	(1)	(2)

Number of hospitals owned — end of period	115	116	115
Number of hospitals managed — end of period	4	6	8

Total number of hospitals (all) — end of period	119	122	123

Long term acute care hospitals	110	110	108
Rehabilitation hospitals	9	12	15
Available licensed beds(2)	5,135	5,138	5,172
Admissions(2)	54,734	55,147	55,729
Patient days(2)	1,330,890	1,345,430	1,353,847
Average length of stay (days)(2)	24	24	24
Net revenue per patient day(2)(3)	$1,497	$1,534	$1,514
Occupancy rate(2)	71%	71%	72%
Percent patient days — Medicare(2)	65%	64%	64%
Outpatient rehabilitation data:
Number of clinics owned — start of period	875	850	867
Number of clinics acquired	15	12	5
Number of clinic start-ups	26	30	27
Number of clinics closed/sold	(66)	(25)	(14)

Number of clinics owned — end of period	850	867	885
Number of clinics managed — end of period	104	112	121

Total number of clinics (all) — end of period	954	979	1,006

Number of visits(2)	4,470,061	4,568,821	4,780,723
Net revenue per visit(2)(4)	$103	$103	$104

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

Results of Operations

        The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation
	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	82.3	82.9	83.8
General and administrative	2.2	2.2	2.6
Bad debt expense	1.8	1.3	1.3
Depreciation and amortization	2.6	2.2	2.2

Income from operations	11.1	11.4	10.1
Loss on early retirement of debt	(1.1)	(0.2)	(0.6)
Equity in earnings of unconsolidated subsidiaries	0.1	0.3	0.1
Interest expense, net	(3.5)	(3.2)	(2.9)

Income before income taxes	6.6	8.3	6.7
Income tax expense	2.5	3.1	2.6

Net income	4.1	5.2	4.1
Net income attributable to non-controlling interests	0.2	0.2	0.3

Net income attributable to Holdings	3.9%	5.0%	3.8%

	Select Medical Corporation
	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	82.3	82.9	83.8
General and administrative	2.2	2.2	2.6
Bad debt expense	1.8	1.3	1.3
Depreciation and amortization	2.6	2.2	2.2

Income from operations	11.1	11.4	10.1
Loss on early retirement of debt	(0.7)	(0.2)	(0.6)
Equity in earnings of unconsolidated subsidiaries	0.1	0.3	0.1
Interest expense, net	(2.9)	(2.9)	(2.8)

Income before income taxes	7.6	8.6	6.8
Income tax expense	2.9	3.1	2.6

Net income	4.7	5.5	4.2
Net income attributable to non-controlling interests	0.2	0.2	0.3

Net income attributable to Select	4.5%	5.3%	3.9%

        The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation
	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013	% Change 2011- 2012	% Change 2012- 2013
	(In thousands)
Net operating revenues:
Specialty hospitals	$2,095,519	$2,197,529	$2,198,121	4.9%	0.0%
Outpatient rehabilitation	708,867	751,317	777,177	6.0	3.4
Other(2)	121	123	350	1.7	184.6

Total company	$2,804,507	$2,948,969	$2,975,648	5.2%	0.9%

Income (loss) from operations:
Specialty hospitals	$311,705	$334,518	$305,222	7.3%	(8.8)%
Outpatient rehabilitation	67,377	73,816	78,289	9.6	6.1
Other(2)	(68,363)	(71,475)	(82,075)	(4.6)	(14.8)

Total company	$310,719	$336,859	$301,436	8.4%	(10.5)%

Adjusted EBITDA:(3)
Specialty hospitals	$362,334	$381,354	$353,843	5.2%	(7.2)%
Outpatient rehabilitation	83,864	87,024	90,313	3.8	3.8
Other(2)	(60,237)	(62,531)	(71,295)	(3.8)	(14.0)

Total company	$385,961	$405,847	$372,861	5.2%	(8.1)%

Adjusted EBITDA margins:(3)
Specialty hospitals	17.3%	17.4%	16.1%
Outpatient rehabilitation	11.8	11.6	11.6
Other(2)	N/M	N/M	N/M

Total company	13.8%	13.8%	12.5%

Total assets:
Specialty hospitals	$2,187,767	$2,143,906	$2,205,921
Outpatient rehabilitation	486,589	491,920	512,539
Other(2)	97,791	125,535	99,162

Total company	$2,772,147	$2,761,361	$2,817,622

Purchases of property and equipment, net:
Specialty hospitals	$30,464	$50,005	$56,523
Outpatient rehabilitation	12,135	13,209	14,113
Other(2)	3,417	4,971	3,024

Total company	$46,016	$68,185	$73,660

	Select Medical Corporation
	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013	% Change 2011- 2012	% Change 2012- 2013
	(In thousands)
Net operating revenues:
Specialty hospitals	$2,095,519	$2,197,529	$2,198,121	4.9%	0.0%
Outpatient rehabilitation	708,867	751,317	777,177	6.0	3.4
Other(2)	121	123	350	1.7	184.6

Total company	$2,804,507	$2,948,969	$2,975,648	5.2%	0.9%

Income (loss) from operations:
Specialty hospitals	$311,705	$334,518	$305,222	7.3%	(8.8)%
Outpatient rehabilitation	67,377	73,816	78,289	9.6	6.1
Other(2)	(68,363)	(71,475)	(82,075)	(4.6)	(14.8)

Total company	$310,719	$336,859	$301,436	8.4%	(10.5)%

Adjusted EBITDA:(3)
Specialty hospitals	$362,334	$381,354	$353,843	5.2%	(7.2)%
Outpatient rehabilitation	83,864	87,024	90,313	3.8	3.8
Other(2)	(60,237)	(62,531)	(71,295)	(3.8)	(14.0)

Total company	$385,961	$405,847	$372,861	5.2%	(8.1)%

Adjusted EBITDA margins:(3)
Specialty hospitals	17.3%	17.4%	16.1%
Outpatient rehabilitation	11.8	11.6	11.6
Other(2)	N/M	N/M	N/M

Total company	13.8%	13.8%	12.5%

Total assets:
Specialty hospitals	$2,187,767	$2,143,906	$2,205,921
Outpatient rehabilitation	486,589	491,920	512,539
Other(2)	96,382	124,487	99,162

Total company	$2,770,738	$2,760,313	$2,817,622

Purchases of property and equipment, net:
Specialty hospitals	$30,464	$50,005	$56,523
Outpatient rehabilitation	12,135	13,209	14,113
Other(2)	3,417	4,971	3,024

Total company	$46,016	$68,185	$73,660

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Net income	$112,762	$153,893	$123,009
Income tax expense	70,968	89,657	74,792
Loss on early retirement of debt	31,018	6,064	18,747
Interest expense, net of interest income	98,894	94,950	87,364
Equity in earnings of unconsolidated subsidiaries	(2,923)	(7,705)	(2,476)
Stock compensation expense:
Included in general and administrative	1,996	3,538	5,276
Included in cost of services	1,729	2,139	1,757
Depreciation and amortization	71,517	63,311	64,392

Adjusted EBITDA	$385,961	$405,847	$372,861

	Select Medical Corporation
	Year Ended December 31,
	2011	2012	2013
	(In thousands)
Net income	$131,363	$161,167	$125,199
Income tax expense	80,984	93,574	75,971
Loss on early retirement of debt	20,385	6,064	17,788
Interest expense, net of interest income	80,910	83,759	84,954
Equity in earnings of unconsolidated subsidiaries	(2,923)	(7,705)	(2,476)
Stock compensation expense:
Included in general and administrative	1,996	3,538	5,276
Included in cost of services	1,729	2,139	1,757
Depreciation and amortization	71,517	63,311	64,392

Adjusted EBITDA	$385,961	$405,847	$372,861

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

        In the following discussion, we discuss changes in the components of our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries and non-controlling interest which are the same for Holdings and Select. In addition, we discuss separately for Holdings and Select changes related to loss on early retirement of debt, interest expense and income taxes.

  Net Operating Revenues

        Our net operating revenues increased by 0.9% to $2,975.6 million for the year ended December 31, 2013 compared to $2,949.0 million for the year ended December 31, 2012.

        Specialty Hospitals.    Our specialty hospital net operating revenues were $2,198.1 million for the year ended December 31, 2013 compared to $2,197.5 million for the year ended December 31, 2012. We experienced growth in our net operating revenues primarily resulting from increases in our patient volume and increases in revenues that are generated from contracted labor services provided to certain of our non-consolidated joint ventures. This growth was offset by decreases resulting from the Sequestration Reduction and a decline in our net revenue per patient day for our non-Medicare patients. Our patient days increased 0.6% to 1,353,847 days for the year ended December 31, 2013 compared to the year ended December 31, 2012. Our occupancy percentage was 72% for the year ended December 31, 2013 compared to 71% for the year ended December 31, 2012. Our average net revenue per patient day decreased to $1,514 for the year ended December 31, 2013 compared to $1,534 for the year ended December 31, 2012. This decrease principally resulted from decreases in our average Medicare net revenue per patient day as a result of the Sequestration Reduction and reductions in our non-Medicare net revenue per patient day. The reductions in our specialty hospital Medicare net operating revenues due to the Budget Control Act of 2011 were $22.8 million for the year ended December 31, 2013.

        Outpatient Rehabilitation.    Our outpatient rehabilitation segment net operating revenues increased 3.4% to $777.2 million for the year ended December 31, 2013 compared to $751.3 million for the year ended December 31, 2012 more than offsetting reductions in net operating revenues of $1.1 million due to the Sequestration Reduction and $5.7 million revenue reduction related to the MPPR Reduction. The net operating revenues generated by our outpatient rehabilitation clinics for the year ended December 31, 2013 increased 5.8% to $593.7 million compared to the year ended December 31, 2012. The increase was related principally to growth in our number of visits. Additionally, for the year ended December 31, 2012, net operating revenues for our outpatient rehabilitation clinics were adversely impacted by $3.2 million due to the effects of hurricane Sandy. The number of visits in our owned outpatient rehabilitation clinics increased 4.6% for the year ended December, 2013 to 4,780,723 visits compared to 4,568,821 visits for the year ended December 31, 2012. Net revenue per visit in our owned outpatient rehabilitation clinics increased 1.0% to $104 for the year ended December 31, 2013 compared to $103 for the year ended December 31, 2012. Our contract services business had $183.5 million in net operating revenues for the year ended December 31, 2013 compared to $189.9 million of net operating revenues for the year ended December 31, 2012, which principally resulted from both reductions in the number of contracts under which services are provided and regulatory changes that affected the annual limit for therapy services.

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $61.0 million to $2,609.8 million for the year ended December 31, 2013 compared to $2,548.8 million for the year ended December 31, 2012. We experienced increases in cost of services for both our specialty hospital and outpatient rehabilitation segments as well as an increase in our general and administrative expenses. As a percentage of our net operating revenues, our operating expenses were 87.7% for the year ended December 31, 2013 compared to 86.4% for the year ended December 31, 2012. Our cost of services, a major component of which is labor expense, were

$2,495.5 million or 83.8% of net operating revenues for the year ended December 31, 2013 compared to $2,443.6 million or 82.9% of net operating revenues for the year ended December 31, 2012. The principal cause of the increase in cost of services as a percentage of net operating revenues resulted from inflationary increases in labor costs in our specialty hospitals and the loss of net operating revenues associated with the Sequestration Reduction and the MPPR Reduction discussed above under "Net Operating Revenues" with no relative offsetting reduction in costs. Facility rent expense, which is a component of cost of services, was $123.7 million for the year ended December 31, 2013 compared to $124.2 million for the year ended December, 2012. General and administrative expenses were 2.6% of net operating revenues or $76.9 million for the year ended December 31, 2013 compared to 2.2% of net operating revenues or $66.2 million for the year ended December 31, 2012. Our general and administrative expenses for the year ended December 31, 2013 increased principally due to higher compensation and employee benefit costs of which a principal driver was unexpected healthcare plan costs resulting from changes we implemented on April 1, 2013 to conform and bring our group health insurance plan into compliance with the PPACA. Excluding these healthcare costs, general and administrative expenses would have been 2.3% for the year ended December 31, 2013. Our general and administrative expenses for the year ended December 31, 2012 were favorably impacted by gains on sale of assets; excluding these gains, general and administrative expenses for the year ended December 31, 2012 would have been 2.4% of net operating revenues. Our bad debt expense was $37.4 million or 1.3% of net operating revenues for the year ended December 31, 2013 compared to $39.1 million or 1.3% of net operating revenues for the year ended December 31, 2012.

  Adjusted EBITDA

        Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals decreased 7.2% to $353.8 million for the year ended December 31, 2013 compared to $381.4 million for the year ended December 31, 2012. Our Adjusted EBITDA margin for the segment was 16.1% for the year ended December 31, 2013 compared to 17.4% for the year ended December 31, 2012. The decrease in Adjusted EBITDA for our specialty hospitals was primarily the result of the Sequestration Reduction as discussed above under "Net Operating Revenues," which reductions were accompanied by no relative offsetting reduction in costs, and increases in our operating expenses discussed above under "Operating Expenses."

        Outpatient Rehabilitation.    Our Adjusted EBITDA for our outpatient rehabilitation segment increased 3.8% to $90.3 million for the year ended December 31, 2013 compared to $87.0 million for the year ended December 31, 2012. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.6% for both the years ended December 31, 2013 and 2012. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $4.2 million to $77.1 million for the year ended December 31, 2013 compared to $72.9 million the year ended December 31, 2012, principally due to the growth in the number of visits in our owned outpatient clinics. Our outpatient rehabilitation clinics experienced reductions in net operating revenues of $1.1 million for the Sequestration Reduction and $5.7 million for the MPPR Reduction for the year ended December 31, 2013. Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.0% for both the years ended December 31, 2013 and 2012. The Adjusted EBITDA in our contract services business decreased by 6.5% for the year ended December 31, 2013 compared to the year ended December 31, 2012, principally due to reductions in the number of contracts under which services are provided and regulatory changes that affected the annual limit for therapy services.

        Other.    The Adjusted EBITDA loss was $71.3 million for the year ended December 31, 2013 compared to an Adjusted EBITDA loss of $62.5 million for the year ended December 31, 2012. The higher Adjusted EBITDA loss for the year ended December 31, 2012 is primarily attributable to higher compensation and employee benefit expenses for the year ended December 31, 2013 principally related to increased healthcare costs. Additionally, the results for the year ended December 31, 2012 were favorably impacted by gains on sale of assets.

  Income from Operations

        For the year ended December 31, 2013, we had income from operations of $301.4 million compared to $336.9 million for the year ended December 31, 2012. The decrease in our income from operations resulted principally from the Sequestration Reduction and the MPPR Reduction, as discussed above under "Net Operating Revenues," and increases in our general and administrative expenses as discussed above under "Operating Expenses."

  Loss on Early Retirement of Debt

        Select Medical Corporation.    On March 22, 2013, Select redeemed all of its outstanding 7 5/8% senior subordinated notes due 2015 and recognized a loss on early retirement of debt of $0.5 million for the unamortized debt issuance costs associated with the redeemed debt. On May 28, 2013, Select repaid a portion of its original term loan and series A term loan under its senior secured credit facility and on June 3, 2013 Select amended its existing senior secured credit facility. Select recognized an additional loss on early retirement of debt of $17.3 million, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities.

        On September 12, 2012, Select redeemed an aggregate of $275.0 million principal amount of its 7 5/8% senior subordinated notes due 2015 at a redemption price of 101.271% of the principal amount. Select recognized a loss on early retirement of debt of $6.1 million in connection with the redemption of the 7 5/8% senior subordinated notes, which included the write-off of call premiums and unamortized deferred financing costs.

        Select Medical Holdings Corporation.    On March 22, 2013, we redeemed all of Select's outstanding 7 5/8% senior subordinated notes due 2015, and redeemed all of our senior floating rate notes due 2015. We recognized a loss on early retirement of debt of $1.5 million for the unamortized debt issuance costs associated with the redeemed debt. On May 28, 2013, we repaid a portion of Select's original term loan and series A term loan under its senior secured credit facility and on June 3, 2013 Select amended its existing senior secured credit facility. We recognized an additional loss of $17.3 million, which included unamortized debt issuance costs, unamortized original issue discount, and certain debt issuance costs associated with refinancing activities.

        On September 12, 2012, we redeemed an aggregate of $275.0 million principal amount of Select's 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount. We recognized a loss on early retirement of debt of $6.1 million in connection with the redemption of the 7 5/8% senior subordinated notes, which included the write-off of call premiums and unamortized deferred financing costs.

  Equity in Earnings of Unconsolidated Subsidiaries

        For the year ended December 31, 2013, we had equity in earnings of unconsolidated subsidiaries of $2.5 million compared to equity in earnings of unconsolidated subsidiaries of $7.7 million for the year ended December 31, 2012. The principal decrease in our equity in earnings of unconsolidated subsidiaries resulted from losses incurred by start-up companies where we own a minority interest.

  Interest Expense

        Select Medical Corporation.    Interest expense was $85.0 million for the year ended December 31, 2013 compared to $83.8 million for the year ended December 31, 2012. The increase in interest expense was principally due to increased borrowings that were used to refinance debt held by Holdings in both the third quarter of 2012 and the first quarter of 2013, offset in part by lower interest rates.

        Select Medical Holdings Corporation.    Interest expense was $87.4 million for the year ended December 31, 2013 compared to $95.0 million for the year ended December 31, 2012. The decrease in interest expense was principally due to lower interest rates on borrowings.

  Income Taxes

        Select Medical Corporation.    We recorded income tax expense of $76.0 million for the year ended December 31, 2013. The expense represented an effective tax rate of 37.8%. We recorded income tax expense of $93.6 million for the year ended December 31, 2012. The expense represented an effective tax rate of 36.7%. Select is part of the consolidated federal tax return for Holdings. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings' income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

        Select Medical Holdings Corporation.    We recorded income tax expense of $74.8 million for the year ended December 31, 2013, which represented an effective tax rate of 37.8%. We recorded income tax expense of $89.7 million for the year ended December 31, 2012, which represented an effective tax rate of 36.8%. The increase in our effective tax rate has resulted from an increase in our state effective tax rate that has resulted from a higher proportion of our income being generated in states with higher tax rates, offset in part by an increase in earnings of our consolidated subsidiaries where we have less than a 100% ownership interest that are taxed as pass-through entities in which we only record income taxes on our share of the income. Additionally, our effective tax rate for the year ended December 31, 2012 was reduced by an Internal Revenue Service penalty abatement.

  Non-Controlling Interests

        Non-controlling interests in consolidated earnings were $8.6 million for the year ended December 31, 2013 and $5.7 million for the year ended December 31, 2012.

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

        Select Medical Holdings Corporation.    On September 12, 2012 we redeemed an aggregate of $275.0 million principal amount of Select's 7 5/8% senior subordinated notes at a redemption price of 101.271% of the principal amount. We recognized a loss on early retirement of debt of $6.1 million for the year ended December 31, 2012 in connection with the redemption of Select's 7 5/8% senior subordinated notes, which included the write-off of unamortized deferred financing costs and call premiums.

        On June 1, 2011, we refinanced our senior secured credit facility. A portion of the proceeds from this transaction were used to repurchase and retire $266.5 million of Select's 7 5/8% senior subordinated notes and $150.0 million to repurchase and retire our 10% senior subordinated notes. We recognized a loss on early retirement of debt of $31.0 million for the year ended December 31, 2011 in connection with the redemption of Select's 7 5/8% senior subordinated notes and our 10% senior subordinated notes, which included the write-off of unamortized deferred financing costs, tender premiums and original issue discount.

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

  Income Taxes

        Select Medical Corporation.    We recorded income tax expense of $93.6 million for the year ended December 31, 2012. The expense represented an effective tax rate of 36.7%. We recorded income tax expense of $81.0 million for the year ended December 31, 2011. The expense represented an effective tax rate of 38.1%. Select is part of the consolidated federal tax return for Holdings. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings' income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

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

Liquidity and Capital Resources

  Years Ended December 31, 2011, 2012 and 2013

	Select Medical Holdings Corporation			Select Medical Corporation
	Year Ended December 31,			Year Ended December 31,
	2011	2012	2013	2011	2012	2013
	(In thousands)			(In thousands)
Cash flows provided by operating activities	$217,128	$298,682	$192,523	$240,053	$309,371	$198,102
Cash flows used in investing activities	(54,735)	(72,406)	(107,306)	(54,735)	(72,406)	(107,306)
Cash flows used in financing activities	(154,715)	(198,175)	(121,042)	(177,640)	(208,864)	(126,621)

Net increase (decrease) in cash and cash equivalents	7,678	28,101	(35,825)	7,678	28,101	(35,825)
Cash and cash equivalents at beginning of period	4,365	12,043	40,144	4,365	12,043	40,144

Cash and cash equivalents at end of period	$12,043	$40,144	$4,319	$12,043	$40,144	$4,319

        Operating activities for Select provided $198.1 million of cash flows for the year ended December 31, 2013. The decline in operating cash flows for the year ended December 31, 2013 compared to the year ended December 31, 2012 is principally due to reductions in income from operations resulting from the Sequestration Reduction and the MPPR Reduction as well as the timing of the interim payments we receive from Medicare for the services provided at our specialty hospitals. Our days sales outstanding were 48 days at December 31, 2013, 45 days at December 31, 2012, and 53 days at December 31, 2011. Consequently the increase in days sales outstanding at December 31, 2013 compared to December 31, 2012, resulted from increases in accounts receivable that used cash for the year ended December 31, 2013.

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

        Operating activities for Select provided $240.1 million of cash flows for the year ended December 31, 2011. The cash flow provided by operating activities for the year ended December 31, 2011 is principally related to the increase in our income from operations. Additionally, we were able to offset the cash impact of an increase in our tax expense through a one-time deferral of income effectuated through a tax accounting change related to how we recognize our specialty hospital Medicare revenues for tax reporting purposes. This tax accounting change had the effect of deferring $16.5 million of tax liability in 2011. Our days sales outstanding were 53 days at December 31, 2011 compared to 51 days at December 31, 2010. The increase is principally related to the timing and settlement of our Medicare accounts receivable for services provided at our specialty hospitals.

        The operating cash flow of Select exceeds the operating cash flow of Holdings by $5.6 million, $10.7 million and $22.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The difference relates to interest payments on Holdings' indebtedness.

        Investing activities for Holdings and Select used $107.3 million, $72.4 million and $54.7 million of cash flow for the years ended December 31, 2013, 2012, and 2011, respectively. Of this amount, we incurred acquisition related payments of $1.7 million, $6.0 million and $0.9 million, respectively in 2013, 2012 and

2011. The acquisition payments for 2013 related principally to several small acquisitions of clinics in our outpatient rehabilitation segment and a specialty hospital. The acquisition payments for 2012 related principally to several small acquisitions of clinics in our outpatient rehabilitation segment. The acquisition payments for 2011 related primarily to small acquisitions of outpatient businesses and specialty hospitals. Investing activities also used cash for the purchases of property and equipment of $73.7 million, $68.2 million and $46.0 million in 2013, 2012, and 2011, respectively. In addition, we sold business units and real property which generated $2.9 million, $16.5 million and $7.9 million in cash during the years ended December 31, 2013, 2012 and 2011, respectively. Investment in businesses relates to equity investments in unconsolidated businesses. The $34.9 million of investments for the year ended December 31, 2013 related primarily to minority investments in two specialty hospitals. The $14.7 million of investments for the year ended December 31, 2012 and $15.7 million of investments for the year ended December 31, 2011 related primarily to our investment in the Baylor JV partnership units. In addition, Select purchased minority investment interests in other healthcare related businesses that provide specialized technology, services to healthcare entities, and other healthcare services during the year ended December 31, 2013 and 2012.

        Financing activities for Select used $126.6 million of cash flow for the year ended December 31, 2013. The primary financing activities were associated with a $600.0 million 6.375% senior notes offering on May 28, 2013. The proceeds of this senior notes offering were used to repay $587.0 million of Select's senior secured credit facility term loans and fund certain transaction costs amounting to $14.7 million. In addition, $298.5 million was provided through the issuance of senior secured credit facility term loans which was used to pay dividends to Holdings to fund the redemption of $167.3 million principal amount of Holdings' senior floating rate notes and pay $4.2 million of transaction costs related to the financing transactions completed during the first quarter ended March 31, 2013. In addition, during the year ended December 31, 2013, Select paid dividends to Holdings to fund $42.0 million of dividends paid to common stockholders, $11.8 million to fund Holdings' repurchase of common stock and $5.6 million to fund interest payments on Holdings' debt. Select also made net repayments on the revolving portion of the credit facility of $110.0 million.

        Financing activities for Select used $208.9 million of cash flow for the year ended December 31, 2012. The primary use of cash related to dividends paid to Holdings of $268.5 million principally to fund the payment of a special dividend to stockholders on December 12, 2012, fund interest payments, and the repurchase of common stock. Select also used $6.5 million for debt issuances costs and paid $3.3 million in distributions to non-controlling interests, offset in part by net borrowings of debt of $66.4 million, $1.2 million of proceeds from bank overdrafts and $1.8 million of equity investment made by Holdings.

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

        The difference in cash flows used in financing activities of Holdings compared to Select of $5.6 million, $10.7 million and $22.9 million for the years ended December 31, 2013, 2012 and 2011, respectively, relates to dividends paid by Select to Holdings to service Holdings' interest obligations related to its indebtedness.

  Capital Resources

        Select Medical Corporation.    Select had net working capital of $82.9 million at December 31, 2013 compared to net working capital of $78.4 million at December 31, 2012. The increase in net working capital is primarily due to increases in accounts receivable.

        Select Medical Holdings Corporation.    Holdings had net working capital of $82.9 million at December 31, 2013 compared to net working capital of $80.4 million at December 31, 2012. The increase in net working capital is primarily due to increases in accounts receivable.

        On February 20, 2013, Select entered into a credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, the series B term loan, to Select. Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings' redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select's revolving credit facility. The Company recognized a loss on early retirement of debt of $1.5 million during the three months ended March 31, 2013 for unamortized debt issuance costs of which, approximately $0.5 million was associated with Select's 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings' senior floating rate notes due 2015.

        Borrowings under the series B term loan bear interest at a rate equal to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%. The series B term loan amortizes in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to $3.0 million. The balance of the series B term loan is payable on February 20, 2016.

        At the time of issuing the series B term loan, Select had additional term loan tranches including an $850.0 million term loan tranche issued on June 1, 2011, original term loan, and a $275.0 million incremental term loan tranche issued August 13, 2012, series A term loan. Both the original term loan and series A term loan tranches were issued at a discount and amortized in equal quarterly installments on the last day of each March, June, September and December. The balance of both the original term loan and series A term loan was payable on June 1, 2018.

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

        Interest on the senior notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The senior notes are Select's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The senior notes are fully and unconditionally guaranteed by all of Select's wholly owned subsidiaries. The senior notes are guaranteed, jointly and severally, by Select's direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

        Select may redeem some or all of the senior notes prior to June 1, 2016 by paying a "make-whole" premium. Select may redeem some or all of the senior notes on or after June 1, 2016 at specified redemption prices. In addition, prior to June 1, 2016, Select may redeem up to 35% of the senior notes with the net proceeds of certain equity offerings at a price of 106.375% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

        The Indenture, dated as of May 28, 2013 (the "Indenture") relating to the senior notes contains covenants that, among other things, limit Select's ability and the ability of certain of its subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select's restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the Indenture requires, among other things, Select to provide financial and current reports to holders of the senior notes or file such reports electronically with the SEC. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture.

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

        At December 31, 2013, we had outstanding borrowings of $807.8 million (net of unamortized original issue discounts of $6.3 million) under the term loans and borrowings of $20.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities. We had $237.7 million of availability under our revolving loan facility (after giving effect to $42.3 million of outstanding letters of credit) at December 31, 2013.

        The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select's leverage ratio (as defined in our senior secured credit facility). The applicable interest rate for revolving loans as of December 31, 2013 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

        Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended December 31, 2013, Select was required to maintain its leverage ratio (its ratio of total indebtedness to Consolidated EBITDA) at less than 4.50 to 1.00. Select's leverage ratio was 3.91 to 1.00 as of December 31, 2013, which will require a prepayment of borrowings under the senior secured credit facilities of 50% of excess cash flow (as defined in the senior secured credit agreement), or approximately $34.0 million. Select expects to have the borrowing capacity and intends to use borrowings under its revolving credit facility to make the required prepayment during the first quarter ended March 31, 2014.

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

        On February 19, 2014, Holdings' board of directors authorized an extension of its $350.0 million common stock repurchase program for an additional year. The program will now remain in effect until March 31, 2015, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. The timing of purchases of stock will be based upon market conditions and other factors. Holdings is funding this program with cash on hand and borrowings under its revolving credit facility. During the year ended December 31, 2013, Holdings repurchased 1,115,691 shares at a cost of approximately $10.0 million, an average cost per share of $8.95, which includes transaction costs. Since the inception of the program through December 31, 2013, Holdings has repurchased 23,606,080 shares at a cost of approximately $173.6 million, or $7.36 per share, which includes transaction costs.

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

  Commitments and Contingencies

        The following table summarizes contractual obligations for both Holdings and Select at December 31, 2013, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Reserves for uncertain tax positions of $13.6 million have been excluded from the tables below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Contractual Obligations	Total	2014	2015-2017	2018-2019	After 2019
	(in thousands)
6.375% senior notes	$600,000	$—	$—	$—	$600,000
Senior secured credit facility(1)(2)	827,815	6,500	305,495	515,820	—
Other debt obligations	17,460	11,065	4,995	1,400	—

Total debt	1,445,275	17,565	310,490	517,220	600,000
Interest(3)	400,232	71,059	190,045	85,054	54,074
Letters of credit outstanding	42,278	—	—	42,278	—
Purchase obligations	11,171	6,238	4,662	271	—
Construction contracts	22,833	22,833	—	—	—
Naming, promotional and sponsorship agreement	40,107	2,937	9,226	6,513	21,431
Operating leases	780,309	125,611	239,341	91,977	323,380
Related party operating leases	36,240	3,758	11,485	7,993	13,004

Total contractual cash obligations	$2,778,445	$250,001	$765,249	$751,306	$1,011,889

(1)
Reflects the balance sheet liability of the senior secured credit facility calculated in accordance with GAAP. The balance sheet liability so reflected is less than the $814.2 million aggregate principal amount of term loans that were issued with original issue discount. The remaining unamortized original issue discount on the term loans was $6.3 million at December 31, 2013. Interest on the senior secured credit facility accrued on the full principal amount thereof and Holdings will be obligated to repay the full principal thereof at maturity or upon any mandatory or voluntary prepayment thereof.

(2)
The balance of the series B term loan will be payable on February 20, 2016 and the balance of the series C term loan will be payable on June 1, 2018 and the revolving credit facility will be payable on March 1, 2018.

(3)
The interest obligation for the senior secured credit facility was calculated using the average interest rate at December 31, 2013 of 3.5% for the series B term loan, 4.0% for the series C term loan and 3.9% for the revolving portion. The interest obligation was calculated using the stated interest rate for the 6.375% senior notes and 6.0% for the other debt obligations.

Effects of Inflation and Changing Prices

        We derive a substantial portion of our revenues from the Medicare program. We have been, and could be in the future, affected by the continuing efforts of governmental and private third party payors to contain healthcare costs by limiting or reducing reimbursement payments.

        Additionally, reimbursement payments under governmental and private third party payor programs may not increase to sufficiently cover increasing costs. Medicare reimbursement in long term acute care hospitals and inpatient rehabilitation facilities are subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payments under what is commonly known as a "market basket update." Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services and may be reduced by CMS for other adjustments.

        The healthcare industry is labor intensive and the Company's largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. While we believe the current economic climate may help to moderate wage increases in the near term, there can be no guarantee we will not experience increases in the cost of labor, as the need for clinical healthcare professionals is expect to grow. In addition, suppliers pass along rising costs to us in the form of higher prices. We have little or no ability to pass on these increased costs associated with providing services due to federal laws that establish fixed reimbursement rates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to interest rate risk in connection with our long-term indebtedness. In 2013, our principal interest rate exposure related to the loans outstanding under Select's senior secured credit facility. As of December 31, 2013, we had $814.2 million (excluding unamortized original issue discount) in term loans and $20.0 million in revolving loans outstanding under our senior secured credit facility. Each eighth of a point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.0 million annual change in interest expense. However, because the variable interest rate for an aggregate $517.2 million in series C term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, our interest rate on this indebtedness is currently effectively fixed at 4.00%.

Item 8.    Financial Statements and Supplementary Data.

        See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2013 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of "Internal Control — Integrated Framework (1992)," issued by the Committee of Sponsoring Organizations of the Treadway Commission, or "COSO," as of December 31, 2013. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control — Integrated Framework (1992)," issued by COSO. Based on this assessment, management concludes that, as of December 31, 2013, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings "Corporate Governance — Committees of the Board of Directors," "Election of Directors — Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for use in connection with the 2014 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2013. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

  Equity Compensation Plan Information

        Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	11,922,179	$8.22	0
Select Medical Holdings Corporation 2011 Equity Incentive Plan	18,000	$8.38	2,838,660
Director equity incentive plan	42,000	$8.69	12,000

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

        (a)   The following documents are filed as part of this report:

          1)    Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

          2)    Financial Statement Schedule: See Schedule II — Valuation and Qualifying Accounts appearing on page F-49 of this report.

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
4.2
Indenture, dated as of May 28, 2013, by and among Select Medical Holdings Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation on May 28, 2013 (Reg. No. 001-34465).
4.3	Forms of 6.375% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation on May 28, 2013 (Reg. No. 001-34465).
4.4
Registration Rights Agreement, dated May 28, 2013, by and among Select Medical Holdings Corporation, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers named therein, incorporated herein by reference to Exhibit 4.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation on May 28, 2013 (Reg. No. 001-34465).

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
10.37
Second Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates III LP and Select Medical Corporation, incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.38
Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).
10.39
First Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.40
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.41
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates II, LP., incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
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
10.55
Second Addendum to Lease Agreement, dated August 1, 2010, by and between Old Gettysburg Associates II and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.56
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Bryan C. Cressey, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.57
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James E. Dalton, Jr., incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.58
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James S. Ely, III, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.59
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and William H. Frist, M.D., incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.60	Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Leopold Swergold, incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.61
Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.62
Restricted Stock Award Agreement, dated September 13, 2010, by and between Select Medical Holdings Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.63
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).
10.64
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.65
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.66
Amendment No. 8 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Patricia A. Rice, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.67
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.68
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.69
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.70
Amendment No. 9 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Patricia A. Rice, incorporated herein by reference to Exhibit 10.114 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

Number	Description

10.71	Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Scott A. Romberger, incorporated herein by reference to Exhibit 10.115 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.72
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and James J. Talalai, incorporated herein by reference to Exhibit 10.116 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.73
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.74
Restrictive Covenants Agreement Letter, dated December 15, 2011, by and between Select Medical Corporation and James J. Talalai, incorporated herein by reference to Exhibit 10.106 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 2, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.75
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.107 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 2, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.76
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
10.77
Amendment No. 1 to the Credit Agreement, dated as of August 8, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.78
Amendment No. 2 to the Credit Agreement, dated as of November 6, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.85 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.79
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

Number	Description

10.80	Amendment No. 3 to the Credit Agreement, dated as of February 15, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 20, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.81
Amendment No. 10 to Employment Agreement, by and between Select Medical Corporation and Patricia A. Rice, dated June 28, 2013, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation on July 2, 2013 (Reg. No. 001-34465).
10.82
Amendment No. 4 to the Credit Agreement, dated as of June 3, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on August 8, 2013 (Reg. No. 001-34465).
10.83	Consulting Agreement, dated October 30, 2013, by and between Select Medical Corporation and William H. Frist.
10.84	Consulting Agreement, dated October 30, 2013, by and between Select Medical Corporation and Thomas A. Scully.
10.85	Restricted Stock Award Agreement Under the 2011 Equity Incentive Plan, dated October 30, 2013, by and between Select Medical Corporation and William H. Frist.
10.86	Restricted Stock Award Agreement Under the 2011 Equity Incentive Plan, dated October 30, 2013, by and between Select Medical Corporation and Thomas A. Scully.
12	Statement of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011 (ii) Consolidated Balance Sheets as of December 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Changes in Equity and Income for the years ended December 31, 2013, 2012 and 2011 and (v) Notes to Consolidated Financial Statements.*

*
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

Date: February 25, 2014

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2014.

/s/ Rocco A. Ortenzio Rocco A. Ortenzio Director, Vice Chairman and Co-Founder	/s/ Robert A. Ortenzio Robert A. Ortenzio Director, Executive Chairman and Co-Founder
/s/ David S. Chernow David S. Chernow President and Chief Executive Officer (principal executive officer)	/s/ Martin F. Jackson Martin F. Jackson Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ Scott A. Romberger Scott A. Romberger Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	/s/ Russell L. Carson Russell L. Carson Director
/s/ Bryan C. Cressey Bryan C. Cressey Director	/s/ James E. Dalton, Jr. James E. Dalton, Jr. Director
/s/ James S. Ely III James S. Ely III Director	/s/ William H. Frist, M.D. William H. Frist, M.D. Director
/s/ Thomas A. Scully Thomas A. Scully Director	/s/ Leopold Swergold Leopold Swergold Director

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Select Medical Holdings Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Select Medical Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 25, 2014

PART I    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$40,144	$4,319	$40,144	$4,319
Accounts receivable, net of allowance for doubtful accounts of $41,854 and $40,815 in 2012 and 2013, respectively	359,929	391,319	359,929	391,319
Current deferred tax asset	17,877	17,624	17,877	17,624
Prepaid income taxes	3,895	—	3,895	—
Other current assets	31,818	41,140	31,818	41,140

Total Current Assets	453,663	454,402	453,663	454,402
Property and equipment, net	501,552	509,102	501,552	509,102
Goodwill	1,640,534	1,642,633	1,640,534	1,642,633
Other identifiable intangibles	71,745	71,907	71,745	71,907
Other assets	93,867	139,578	92,819	139,578

Total Assets	$2,761,361	$2,817,622	$2,760,313	$2,817,622

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$17,836	$12,506	$17,836	$12,506
Current portion of long-term debt and notes payable	11,646	17,565	11,646	17,565
Accounts payable	89,547	88,285	89,547	88,285
Accrued payroll	88,586	90,011	88,586	90,011
Accrued vacation	55,714	59,730	55,714	59,730
Accrued interest	22,016	12,297	18,759	12,297
Accrued other	86,843	90,471	92,083	90,471
Income taxes payable	—	622	—	622
Due to third party payors	1,078	37	1,078	37

Total Current Liabilities	373,266	371,524	375,249	371,524
Long-term debt, net of current portion	1,458,597	1,427,710	1,291,297	1,427,710
Non-current deferred tax liability	89,510	96,287	89,510	96,287
Other non-current liabilities	83,699	91,875	83,699	91,875

Total Liabilities	2,005,072	1,987,396	1,839,755	1,987,396
Redeemable non-controlling interests	10,811	11,584	10,811	11,584
Stockholders' Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 140,589,256 shares and 140,260,968 shares issued and outstanding in 2012 and 2013, respectively	141	140	—	—
Common stock of Select, $0.01par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	473,697	474,729	859,839	869,576
Retained earnings (accumulated deficit)	243,210	311,365	21,478	(83,342)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders' Equity	717,048	786,234	881,317	786,234
Non-controlling interests	28,430	32,408	28,430	32,408

Total Equity	745,478	818,642	909,747	818,642

Total Liabilities and Equity	$2,761,361	$2,817,622	$2,760,313	$2,817,622

The accompanying notes are an integral part of these consolidated financial statements.

 Select Medical Holdings Corporation

Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2011	2012	2013
Net operating revenues	$2,804,507	$2,948,969	$2,975,648

Costs and expenses:
Cost of services	2,308,570	2,443,550	2,495,476
General and administrative	62,354	66,194	76,921
Bad debt expense	51,347	39,055	37,423
Depreciation and amortization	71,517	63,311	64,392

Total costs and expenses	2,493,788	2,612,110	2,674,212

Income from operations	310,719	336,859	301,436
Other income and expense:
Loss on early retirement of debt	(31,018)	(6,064)	(18,747)
Equity in earnings of unconsolidated subsidiaries	2,923	7,705	2,476
Interest income	322	—	—
Interest expense	(99,216)	(94,950)	(87,364)

Income before income taxes	183,730	243,550	197,801
Income tax expense	70,968	89,657	74,792

Net income	112,762	153,893	123,009
Less: Net income attributable to non-controlling interests	4,916	5,663	8,619

Net income attributable to Select Medical Holdings Corporation	$107,846	$148,230	$114,390

Income per common share:
Basic	$0.71	$1.05	$0.82
Diluted	$0.71	$1.05	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2011	2012	2013
Net operating revenues	$2,804,507	$2,948,969	$2,975,648

Costs and expenses:
Cost of services	2,308,570	2,443,550	2,495,476
General and administrative	62,354	66,194	76,921
Bad debt expense	51,347	39,055	37,423
Depreciation and amortization	71,517	63,311	64,392

Total costs and expenses	2,493,788	2,612,110	2,674,212

Income from operations	310,719	336,859	301,436
Other income and expense:
Loss on early retirement of debt	(20,385)	(6,064)	(17,788)
Equity in earnings of unconsolidated subsidiaries	2,923	7,705	2,476
Interest income	322	—	—
Interest expense	(81,232)	(83,759)	(84,954)

Income before income taxes	212,347	254,741	201,170
Income tax expense	80,984	93,574	75,971

Net income	131,363	161,167	125,199
Less: Net income attributable to non-controlling interests	4,916	5,663	8,619

Net income attributable to Select Medical Corporation	$126,447	$155,504	$116,580

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income
(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2010		$807,176	154,519	$155	$535,628	$245,164	$—	$26,229
Net income	$111,197	111,197				107,846		3,351
Net income — attributable to redeemable non-controlling interests	1,565

Total comprehensive income	$112,762	$111,197

Issuance and vesting of restricted stock		2,527	565	0	2,527
Repurchase of common shares		(72,804)	(9,870)	(10)	(45,733)	(27,061)
Stock option expense		1,198			1,198
Exercise of stock options		208	54	0	208
Distributions to non-controlling interests		(2,688)						(2,688)
Other		(476)				(243)		(233)

Balance at December 31, 2011		$846,338	145,268	$145	$493,828	$325,706	$—	$26,659
Net income	$151,948	151,948				148,230		3,718
Net income — attributable to redeemable non-controlling interests	1,945

Total comprehensive income	$153,893	$151,948

Dividends paid to common stockholders		(210,888)				(210,888)
Issuance and vesting of restricted stock		4,472	746		4,472	—
Repurchase of common shares		(46,902)	(5,726)	(5)	(27,208)	(19,689)
Stock option expense		1,205			1,205
Exercise of stock options		1,817	301	1	1,816
Distributions to non-controlling interests		(1,884)						(1,884)
Purchase of non-controlling interests		(479)			(416)			(63)
Other		(149)				(149)

Balance at December 31, 2012		$745,478	140,589	$141	$473,697	$243,210	$—	$28,430
Net income	$119,946	119,946				114,390		5,556
Net income — attributable to redeemable non-controlling interests	3,063

Total comprehensive income	$123,009

Dividends paid to common stockholders		(41,961)				(41,961)
Issuance and vesting of restricted stock		6,220	953		6,220
Repurchase of common shares		(11,781)	(1,447)	(1)	(7,524)	(4,256)
Stock option expense		811			811
Exercise of stock options		1,525	166		1,525
Distributions to non-controlling interests		(1,839)						(1,839)
Purchase of non-controlling interests		261						261
Other		(18)				(18)

Balance at December 31, 2013		$818,642	140,261	$140	$474,729	$311,365	$—	$32,408

The accompanying notes are an integral part of these consolidated financial statements.

 Select Medical Corporation

Consolidated Statement of Changes in Equity and Income
(in thousands)

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2010		$1,107,890	0	$0	$834,894	$246,767	$—	$26,229
Net income	$129,798	129,798				126,447		3,351
Net income — attributable to redeemable non-controlling interests	1,565

Total comprehensive income	$131,363	$129,798

Federal tax benefit of losses contributed by Holdings		10,016			10,016
Additional investment by Holdings		208			208
Net change in dividends payable to Holdings		7,360				7,360
Dividends declared and paid to Holdings		(245,729)				(245,729)
Contribution related to restricted stock awards and stock option issuances by Holdings		3,726			3,726
Distributions to non-controlling interests		(2,688)						(2,688)
Other		(476)				(243)		(233)

Balance at December 31, 2011		$1,010,105	0	$0	$848,844	$134,602	$—	$26,659
Net income	$159,222	159,222				155,504		3,718
Net income — attributable to redeemable non-controlling interests	1,945

Total comprehensive income	$161,167	$159,222

Federal tax benefit of losses contributed by Holdings		3,917			3,917
Additional investment by Holdings		1,817			1,817
Dividends declared and paid to Holdings		(268,479)				(268,479)
Contribution related to restricted stock awards and stock option issuances by Holdings		5,677			5,677
Distributions to non-controlling interests		(1,884)						(1,884)
Purchase of non-controlling interests		(479)			(416)			(63)
Other		(149)				(149)

Balance at December 31, 2012		$909,747	0	$0	$859,839	$21,478	$—	$28,430
Net income	$122,136	122,136				116,580		5,556
Net income — attributable to redeemable non-controlling interests	3,063

Total comprehensive income	$125,199	$122,136

Federal tax benefit of losses contributed by Holdings		1,179			1,179
Net change in dividends payable to Holdings		5,239				5,239
Additional investment by Holdings		1,525			1,525
Dividends declared and paid to Holdings		(226,621)				(226,621)
Contribution related to restricted stock awards and stock option issuances by Holdings		7,033			7,033
Distributions to non-controlling interests		(1,839)						(1,839)
Purchase of non-controlling interests		261						261
Other		(18)				(18)

Balance at December 31, 2013		$818,642	0	$0	$869,576	$(83,342)	$—	$32,408

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2011	2012	2013
Operating activities
Net income	$112,762	$153,893	$123,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,517	63,311	64,392
Provision for bad debts	51,347	39,055	37,423
Equity in earnings of unconsolidated subsidiaries	(2,923)	(7,705)	(2,476)
Loss on early retirement of debt	31,018	6,064	18,747
Gain from disposal or sale of assets	(4,966)	(5,906)	(581)
Non-cash stock compensation expense	3,725	5,677	7,033
Amortization of debt discount and issuance costs	8,007	7,566	8,433
Deferred income taxes	35,305	7,909	7,032
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(111,126)	15,158	(67,145)
Other current assets	(1,201)	(1,607)	(8,167)
Other assets	(2,081)	5,862	(3,484)
Accounts payable	20,629	(6,117)	(1,283)
Due to third-party payors	227	(4,448)	(1,041)
Accrued expenses	4,888	19,970	10,631

Net cash provided by operating activities	217,128	298,682	192,523

Investing activities
Purchases of property and equipment	(46,016)	(68,185)	(73,660)
Investment in businesses, net of distributions	(15,699)	(14,689)	(34,893)
Acquisition of businesses, net of cash acquired	(899)	(6,043)	(1,665)
Proceeds from sale of assets	7,879	16,511	2,912

Net cash used in investing activities	(54,735)	(72,406)	(107,306)

Financing activities
Borrowings on revolving credit facilities	735,000	495,000	690,000
Payments on revolving credit facilities	(720,000)	(405,000)	(800,000)
Borrowings on 2011 credit facility term loans, net of discount	841,500	266,750	298,500
Payments on 2011 credit facility term loans	(4,250)	(9,875)	(596,720)
Issuance of 6.375% senior notes	—	—	600,000
Payments on 2005 credit facility term loans, net of premium	(484,633)	—	—
Repurchase of 10% senior subordinated notes	(150,000)	—	—
Repurchase of senior floating rate notes	—	—	(167,300)
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(273,941)	(278,495)	(70,000)
Borrowings of other debt	7,055	8,281	15,310
Principal payments on other debt	(7,499)	(10,295)	(10,834)
Debt issuance costs	(18,556)	(6,527)	(18,914)
Proceeds from (repayment of) bank overdrafts	(2,183)	1,227	(5,330)
Dividends paid to common stockholders	—	(210,888)	(41,961)
Repurchase of common stock	(72,804)	(46,902)	(11,781)
Proceeds from issuance of common stock	208	1,817	1,525
Distributions to non-controlling interests	(4,612)	(3,268)	(3,537)

Net cash used in financing activities	(154,715)	(198,175)	(121,042)

Net increase (decrease) in cash and cash equivalents	7,678	28,101	(35,825)
Cash and cash equivalents at beginning of period	4,365	12,043	40,144

Cash and cash equivalents at end of period	$12,043	$40,144	$4,319

Supplemental Cash Flow Information
Cash paid for interest	$107,488	$80,722	$89,061
Cash paid for taxes	$39,000	$77,614	$64,963

The accompanying notes are an integral part of these consolidated financial statements.

 Select Medical Corporation

Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2011	2012	2013
Operating activities
Net income	$131,363	$161,167	$125,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	71,517	63,311	64,392
Provision for bad debts	51,347	39,055	37,423
Equity in earnings of unconsolidated subsidiaries	(2,923)	(7,705)	(2,476)
Loss on early retirement of debt	20,385	6,064	17,788
Gain from disposal or sale of assets	(4,966)	(5,906)	(581)
Non-cash stock compensation expense	3,725	5,677	7,033
Amortization of debt discount and issuance costs	6,700	7,190	8,344
Deferred income taxes	35,305	7,909	7,032
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(111,126)	15,158	(67,145)
Other current assets	(1,201)	(1,607)	(8,167)
Other assets	(2,068)	5,877	(3,484)
Accounts payable	20,629	(6,117)	(1,283)
Due to third-party payors	227	(4,448)	(1,041)
Accrued expenses	21,139	23,746	15,068

Net cash provided by operating activities	240,053	309,371	198,102

Investing activities
Purchases of property and equipment	(46,016)	(68,185)	(73,660)
Investment in businesses, net of distributions	(15,699)	(14,689)	(34,893)
Acquisition of businesses, net of cash acquired	(899)	(6,043)	(1,665)
Proceeds from sale of assets	7,879	16,511	2,912

Net cash used in investing activities	(54,735)	(72,406)	(107,306)

Financing activities
Borrowings on revolving credit facilities	735,000	495,000	690,000
Payments on revolving credit facilities	(720,000)	(405,000)	(800,000)
Borrowings on 2011 credit facility term loans, net of discount	841,500	266,750	298,500
Payments on 2011 credit facility term loans	(4,250)	(9,875)	(596,720)
Issuance of 6.375% senior subordinated notes	—	—	600,000
Payments on 2005 credit facility term loans, net of premium	(484,633)	—	—
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(273,941)	(278,495)	(70,000)
Borrowings of other debt	7,055	8,281	15,310
Principal payments on other debt	(7,499)	(10,295)	(10,834)
Debt issuance costs	(18,556)	(6,527)	(18,914)
Proceeds from (repayment of) bank overdrafts	(2,183)	1,227	(5,330)
Equity investment by Holdings	208	1,817	1,525
Dividends paid to Holdings	(245,729)	(268,479)	(226,621)
Distributions to non-controlling interests	(4,612)	(3,268)	(3,537)

Net cash used in financing activities	(177,640)	(208,864)	(126,621)

Net increase (decrease) in cash and cash equivalents	7,678	28,101	(35,825)
Cash and cash equivalents at beginning of period	4,365	12,043	40,144

Cash and cash equivalents at end of period	$12,043	$40,144	$4,319

Supplemental Cash Flow Information
Cash paid for interest	$84,575	$70,047	$83,482
Cash paid for taxes	$39,000	$77,614	$64,963

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

        The Company provides long term acute care hospital services and inpatient acute rehabilitative hospital care through its specialty hospital segment and provides physical, occupational and speech rehabilitation services through its outpatient rehabilitation segment. The Company's specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to the Company's specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. The Company's outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. The Company's outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Company operated 119, 122 and 123 specialty hospitals at December 31, 2011, 2012 and 2013, respectively. At December 31, 2011, 2012 and 2013, the Company operated 954, 979, and 1,006 outpatient clinics, respectively. At December 31, 2011, 2012 and 2013, the Company had facilities in the District of Columbia and 39 states.

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

Accounts Receivable and Allowance for Doubtful Accounts

        The Company reports accounts receivable at estimated net realizable values. Substantially all of the Company's accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities, managed care health plans, commercial insurance companies and workers' compensation programs. Collection of these accounts receivable is the Company's primary source of cash and is critical to its operating performance. The Company's primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments and amounts owed by the patient. Deductibles, co-payments and amounts owed by the patient are an immaterial portion of the Company's net accounts receivable balance and accounted for approximately 0.2% and 0.3% of the net accounts receivable balance before doubtful accounts at December 31, 2012 and 2013, respectively. The Company's general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company's hospitals or in the case of the Company's outpatient rehabilitation clinics, the Company verifies insurance coverage prior to their first therapy visit. The Company's estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally the Company has reserved as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company's collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company's governmental receivables.

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

Property and Equipment

        Property and equipment are stated at cost net of accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Leasehold improvements	5 – 15 years
Furniture and equipment	3 – 20 years
Buildings	40 years
Building Improvements	5 – 25 years
Land Improvements	2 – 25 years

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, outpatient rehabilitation clinics and contract therapy with goodwill having been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions and dispositions. The Company's most recent impairment assessment was completed during the fourth quarter of 2013 utilizing financial information as of October 1, 2013 and indicated that there was no impairment with respect to goodwill or other recorded intangible assets.

        Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. At December 31, 2013, intangible assets other than goodwill consist of the values assigned to trademarks, certificates of need and accreditations. Management believes that the estimated useful lives established are reasonable based on the economic factors applicable to each of the intangible assets.

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

Insurance Risk Programs

        Under a number of the Company's insurance programs, which include the Company's employee health insurance program, its workers' compensation, professional malpractice liability insurance programs and certain components under its property and casualty insurance program, the Company is liable for a portion of its losses. In these situations the Company accrues for its losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability. Where the Company has substantial exposure, actuarial methods are utilized in estimating the losses. In cases where the Company has minimal exposure, losses are estimated

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by analyzing historical trends. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. Provisions for losses for professional liability risks retained by the Company at December 31, 2012 and 2013 have been discounted at 3%. At December 31, 2012 and 2013, respectively, the Company had recorded a liability of $92.5 million and $103.4 million related to these programs. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $95.6 million and $106.8 million at December 31, 2012 and 2013, respectively.

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

Non-Controlling Interests

        The interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by the Company are generally reported as a component of stockholders' equity. Some of those minority ownership interests consist of outside owners that have certain "put rights," that are currently exercisable, and that, if exercised, require the Company to purchase the minority member's interest. These redeemable non-controlling interests that are currently redeemable or considered probable of becoming redeemable have been adjusted to their approximate redemption values and are reported outside of the stockholders' equity section. As of December 31, 2012 and 2013, the Company believes the redemption values of the non-controlling ownership interests approximates the fair value of those interests classified as redeemable non-controlling interests. The redeemable non-controlling interests' balances reported on our consolidated balance sheets were $10.8 million and $11.6 million as of December 31, 2012 and 2013, respectively. The non-controlling interests' balances reported in the stockholders' equity section of our consolidated balance sheets were $28.4 million and $32.4 million as of December 31, 2012 and 2013, respectively.

        Net income attributable to non-controlling interests was $4.9 million, $5.7 million and $8.6 million for the years ended December 31, 2011, 2012, and 2013, respectively. Non-controlling interests reported in the consolidated statement of operations and comprehensive income reflect the respective interests in the income or loss of the subsidiaries, attributable to the other parties, the effect of which is removed from the Company's consolidated statement of operations and comprehensive income.

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

        A significant portion of the Company's net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 48%, 47% and 46% of the Company's net operating revenues for the years ended December 31, 2011, 2012 and 2013, respectively. Approximately 29% and 32% of the Company's accounts receivable (after allowances for contractual adjustments but before doubtful accounts) at December 31, 2012 and 2013, respectively, are from Medicare. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company's specialty hospitals or clinics to comply with regulations can result in significant changes in that specialty hospital's or clinic's net operating revenues generated from the Medicare program.

        Revenues generated under contractual arrangements are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties.

Stock Based Compensation

        The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements comprise both stock options and restricted share plans. Employee stock options are valued using the Black-Scholes option valuation method which uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of the Company's stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are amortized over the respective vesting periods or periods of service of the option grant. The Company values restricted stock grants by using the closing market price of its stock on the date of grant.

2.     Acquisitions

For the Year Ended December 31, 2011

        The Company exchanged one of its long term acute care hospitals and paid $2.0 million in cash for an entity that operates an inpatient rehabilitation hospital. The Company also paid $2.3 million in cash and issued a $1.0 million note for an outpatient rehabilitation business. In addition, the Company purchased non-controlling interests for $0.5 million in cash. The Company completed the post-closing settlement of net working capital with the seller of Regency Hospital Company, L.L.C. resulting in the receipt of $3.9 million in cash.

For the Year Ended December 31, 2012

        The Company paid $5.9 million in cash and issued $1.8 million in notes for the purchase of several outpatient rehabilitation businesses. In addition, the Company purchased non-controlling interests for $0.1 million in cash.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the Year Ended December 31, 2013

        The Company paid $0.9 million in cash and issued $0.3 million in notes for the purchase of several outpatient rehabilitation businesses and paid $0.2 million in cash and issued a $3.0 million note for the purchase of an inpatient rehabilitation hospital. In addition, the Company purchased non-controlling interests for $0.6 million in cash.

        Information with respect to all businesses acquired in purchase transactions is as follows:

	For the Year Ended December 31,
	2011	2012	2013
	(in thousands)
Cash paid (net of cash acquired)	$899	$6,043	$1,665
Notes issued	1,020	1,844	3,283

	1,919	7,887	4,948
Contingent consideration	—	1,500	100
Liabilities assumed	701	107	885

	2,620	9,494	5,933
Fair value of assets acquired, principally accounts receivable and property and equipment	767	1,313	3,487
Non-controlling interests	(602)	(970)	347

Cost in excess of fair value of net assets acquired (goodwill)	$2,455	$9,151	$2,099

3.     Significant Transactions

        On April 1, 2011, the Company entered into a joint venture with Baylor Health Care System. The joint venture consists of a partnership between Baylor Institute for Rehabilitation and a wholly-owned subsidiary of the Company. The Company contributed several businesses to the joint venture, including its Frisco inpatient rehabilitation hospital and certain Texas-based outpatient rehabilitation clinics. A gain of $1.2 million was recognized on this contribution and is included in the general and administrative line item on the consolidated statement of operations for the year ended December 31, 2011. In 2011, the Company invested $13.5 million in cash which consisted of the purchase of partnership units for $7.6 million and working capital investments of $5.9 million and in 2012, the Company invested an additional $7.8 million. The Company owns a 49.0% non-controlling interest in the partnership and is accounting for the investment using the equity method.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2012	2013
	(in thousands)
Land	$68,573	$68,492
Leasehold improvements	128,468	146,117
Buildings	352,677	368,968
Furniture and equipment	246,858	256,079
Construction-in-progress	21,648	26,639

	818,224	866,295
Less: accumulated depreciation	316,672	357,193

Total property and equipment	$501,552	$509,102

        Depreciation expense was $69.8 million, $62.5 million and $63.9 million for the years ended December 31, 2011, 2012 and 2013, respectively.

5.     Intangible Assets

        The gross carrying amounts of the Company's indefinite-lived intangible assets consist of the following:

	December 31,
	2012	2013
	(in thousands)
Goodwill	$1,640,534	$1,642,633
Trademarks	57,709	57,709
Certificates of need	11,914	12,115
Accreditations	2,122	2,083

Total	$1,712,279	$1,714,540

        The Company's accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2013, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 6.5 years, respectively.

        Amortization expense for intangible assets with finite lives follows:

	For the Year Ended December 31
	2011	2012	2013
	(in thousands)
Amortization expense	$1,306	$340	$—

        Amortization expense for the Company's intangible assets primarily relates to the amortization of the value associated with the non-compete agreements entered into in connection with the acquisitions of the

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outpatient rehabilitation division of HealthSouth Corporation and SemperCare Inc. During 2011 the non-compete agreement related to the acquisition of SemperCare Inc. was fully amortized and during 2012 the non-compete agreement related to the acquisition of substantially all of the outpatient rehabilitation division of HealthSouth Corporation was fully amortized.

        The changes in the carrying amount of goodwill for the Company's reportable segments for the years ended December 31, 2012 and 2013 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of January 1, 2012	$1,333,553	$298,163	$1,631,716
Goodwill acquired during year	—	9,151	9,151
Other	(333)	—	(333)

Balance as of December 31, 2012	$1,333,220	$307,314	$1,640,534
Goodwill acquired during year	1,395	837	2,232
Purchase price adjustment	—	(133)	(133)

Balance as of December 31, 2013	$1,334,615	$308,018	$1,642,633

6.     Long-Term Debt and Notes Payable

        The components of long-term debt and notes payable are shown in the following tables:

	Holdings
	December 31,
	2012	2013
	(in thousands)
7 5/8% senior subordinated notes	$70,000	$—
6.375% senior notes	—	600,000
Senior secured credit facilities:
Revolving loan	130,000	20,000
Term loans(1)	1,096,641	807,815
Senior floating rate notes	167,300	—
Other	6,302	17,460

Total debt	1,470,243	1,445,275
Less: current maturities	11,646	17,565

Total long-term debt	$1,458,597	$1,427,710

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Select
	December 31,
	2012	2013
	(in thousands)
7 5/8% senior subordinated notes	$70,000	$—
6.375% senior notes	—	600,000
Senior secured credit facilities:
Revolving loan	130,000	20,000
Term loans(1)	1,096,641	807,815
Other	6,302	17,460

Total debt	1,302,943	1,445,275
Less: current maturities	11,646	17,565

Total long-term debt	$1,291,297	$1,427,710

(1)
Presented net of unamortized discount of $14.2 million and $6.3 million at December 31, 2012 and 2013, respectively.

Senior Secured Credit Facilities

        On June 1, 2011, Select entered into a senior secured credit agreement that provided $1.15 billion in senior secured credit facilities. Subsequently, the Company has amended its senior secured credit agreement and at December 31, 2013, it consists of the following:

  •
  A $300.0 million revolving credit facility of which $293.3 million matures on March 1, 2018 and $6.7 million matures on June 1, 2016. Select had $237.7 million of availability under its revolving loan facility (after giving effect to $42.3 million of outstanding letters of credit) at December 31, 2013.

  •
  An aggregate $814.2 million principle amount ($807.8 million net of discounts) term loan facility consisting of a series B term loan in the amount of $295.9 million, net of discount, and a series C term loan in the amount of $511.9 million, net of discount. The term loans amortize in equal quarterly installments on the last day of each March, June, September and December in aggregate amounts equal to $2.1 million. The balance of the series B term loan and series C term loans will be payable on February 20, 2016 and June 1, 2018, respectively.

        As of December 31, 2013, borrowings under the senior secured credit facilities bear interest at a rate equal to:

  •
  in the case of the series B term loans, Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%;

  •
  in the case of the series C term loans, Adjusted LIBO plus 3.00%, or Alternate Base Rate plus 2.00%; and

  •
  in the case of the revolving loans, Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%,

        "Adjusted LIBO" (as defined in the senior secured credit agreement) shall at no time be less than 1.00% with respect to borrowings under the series C term loans. Adjusted LIBO and Alternate Base Rate with respect to the revolving loans may vary, in each case based on Select's leverage ratio (the ratio of

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indebtedness to consolidated EBITDA, as defined in the senior secured credit agreement) for the most recently reported period.

        Select will be required to prepay borrowings under the senior secured credit facilities with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens subject to a first lien intercreditor agreement, (2) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (3) 50% of excess cash flow (as defined in the senior secured credit agreement) if Select's leverage ratio is greater than 3.75 to 1.00 and 25% of excess cash flow if Select's leverage ratio is less than or equal to 3.75 to 1.00 and greater than 3.25 to 1.00, in each case, reduced by the aggregate amount of term loans optionally prepaid during the applicable fiscal year. Select will not be required to prepay borrowings with excess cash flow if Select's leverage ratio is less than or equal to 3.25 to 1.00. At December 31, 2013, Select's leverage ratio was 3.91 to 1.00 which will require a prepayment of borrowings under the senior secured credit facilities of 50% of excess cash flow (as defined in the senior secured credit agreement), or approximately $34.0 million. Select expects to have the borrowing capacity and intends to use borrowings under its revolving credit facility to make the required prepayment during the first quarter ended March 31, 2014. Therefore, outstanding borrowings subject to required prepayment as of December 31, 2013 under the senior secured credit facilities are classified as long-term on our Consolidated Balance Sheet as of December 31, 2013.

        The senior secured credit facilities require Select to maintain a leverage ratio, which is tested quarterly and prohibits Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). Failure to comply with these financial covenants would result in an event of default under the senior secured credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under the revolving credit facility and permit the lenders to accelerate all outstanding borrowings under the senior secured credit facilities. As of December 31, 2013, Select was in compliance with all financial covenants related to the senior secured credit facilities.

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

Senior Notes

        On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021. On May 28, 2013, Select used the proceeds of the senior notes to pay a portion of the amounts then outstanding on the original term loan and the series A term loan, and to pay related fees and expenses.

        Interest on the senior notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2013. The senior notes are Select's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The senior notes are unconditionally guaranteed by all of Select's wholly-owned subsidiaries. The senior notes are guaranteed, jointly and severally, by Select's direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Select may redeem some or all of the senior notes prior to June 1, 2016 by paying a "make-whole" premium. Select may redeem some or all of the senior notes on or after June 1, 2016 at specified redemption prices. In addition, prior to June 1, 2016, Select may redeem up to 35% of the senior notes with the net proceeds of certain equity offerings at a price of 106.375% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

        The Indenture relating to the senior notes contains covenants that, among other things, limit Select's ability and the ability of certain of its subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select's restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the Indenture requires, among other things, Select to provide financial and current reports to holders of the senior notes or file such reports electronically with the U.S. Securities and Exchange Commission (the "SEC"). These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture.

Maturities of Long-Term Debt and Notes Payable

        Maturities of the Company's long-term debt for the years after 2013 are approximately as follows and are presented net of the discount on the senior secured credit facility term loans (in thousands):

2014	$17,565
2015	10,183
2016	296,232
2017	4,075
2018	515,820
2019 and beyond	601,400

Loss on Early Retirement of Debt

        During the year ended December 31, 2011, the Company refinanced its senior secured credit facility, repurchased and retired $266.5 million principal amount of Select's 7 5/8% senior subordinated notes, and repurchased and retired $150.0 million principal amount of Holdings 10% senior subordinated notes. A loss on early retirement of debt of $31.0 million and $20.4 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2011, which included the write-off of unamortized debt issuance costs, tender premiums and original issue discount.

        During the year ended December 31, 2012, the Company repurchased and retired an aggregate of $275.0 million principal amount of Select's outstanding 7 5/8% senior subordinated notes. A loss on early retirement of debt of $6.1 million was recognized by Holdings and Select for the year ended December 31, 2012, which included the write-off of unamortized debt issuance costs and call premiums.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        During the year ended December 31, 2013, Select entered into a credit extension amendment on February 20, 2013, the proceeds of which were used to redeem all of its outstanding 7 5/8% senior subordinated notes, to finance Holdings' redemption of all of its 10% senior floating rate, and to repay a portion of the balance outstanding under Select's revolving credit facility. Additionally, on May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021, the proceeds of which were used to pay a portion of the senior secured credit facility term loans then outstanding and to pay related fees and expenses. A loss on early retirement of debt of $18.7 million and $17.8 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2013, which included the write-off of unamortized debt issuance costs.

7.     Stockholders' Equity

Common Stock

        Holdings' board of directors has authorized a common stock repurchase program to repurchase up to $350.0 million worth of shares of its common stock. The program will remain in effect until March 31, 2015, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under its revolving credit facility. For the years ended December 31, 2011, 2012 and 2013, respectively, Holdings repurchased 9,858,907 shares at a cost of $72.7 million, 5,725,782 shares at a cost of $46.8 million and 1,115,691 shares at a cost of $10.0 million which includes transaction costs.

        Holdings granted 565,000 shares, 761,500 shares and 952,500 shares of restricted stock for the years ended December 31, 2011, 2012 and 2013, respectively and issued 53,932 shares, 301,208 shares and 166,600 shares of common stock related to the exercise of stock options and for the years ended December 31, 2011, 2012 and 2013, respectively. Also, 10,860 shares, 15,860 shares and 331,697 shares of stock were forfeited for the years ended December 31, 2011, 2012 and 2013, respectively.

8.     Stock Option and Restricted Stock Plans

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

        The options under the Plans and Director Plan generally vest over five years and have an option term not to exceed ten years. The fair value of the options granted was estimated using the Black-Scholes option pricing model assuming an expected volatility of 36%, no dividend yield, an expected life of five years and a risk free rate of 3.3% for 2011. There were no options granted under the Plans or Director Plan during the years ended December 31, 2012 and 2013.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following is a summary of stock option grants under the Plans and Director Plan from January 1, 2011 through December 31, 2013:

	Number of Options Granted	Exercise Price	Fair Value of Common Stock
	(share amounts in thousands)
March 3, 2011	88	7.66	7.66
May 13, 2011	20	9.00	9.00
August 3, 2011	10	7.14	7.14

        Stock option transactions and other information related to the Plans are as follows:

	Price Per Share	Shares	Weighted Average Exercise Price
	(share amounts in thousands)
Balance, January 1, 2012	$3.33 - 10.00	2,730	$8.16
Granted	—	—	—
Exercised	3.33 - 10.00	(280)	6.07
Canceled	7.66 - 10.00	(27)	8.18

Balance, December 31, 2012	$3.33 - 10.00	2,423	$8.40
Granted	—	—	—
Exercised	7.14 - 10.00	(167)	9.15
Canceled	8.33 - 10.00	(316)	9.13

Balance, December 31, 2013	$3.33 - 10.00	1,940	$8.22

        Additional information with respect to the outstanding options as of December 31, 2013 for the Plans is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
	(share amounts in thousands)
$ 3.00 – 4.00	220	1.15	220
6.00 – 7.00	9	6.61	3
7.01 – 8.00	75	7.20	28
8.01 – 9.00	585	3.31	557
9.01 – 10.00	1,051	5.51	848

        The weighted average remaining contractual term for all outstanding options is 4.42 years and the weighted average remaining contractual term of exercisable options is 4.11 years.

        The total intrinsic value of options exercised for the years ended December 31, 2013, 2012, and 2011 was $0.2 million, $1.1 million and $0.2 million respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013 was $6.6 million and $5.8 million, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        Transactions and other information related to the Director Plan are as follows:

	Price Per Share	Shares	Weighted Average Exercise Price
	(share amounts in thousands)
Balance, January 1, 2012	$3.33 - 10.00	63	$7.62
Granted	—	—	—
Exercised	3.33 - 8.33	(21)	5.47

Balance, December 31, 2012	$3.33 - 10.00	42	$8.69
Granted	—	—	—
Exercised	—	—	—

Balance, December 31, 2013	$3.33 - 10.00	42	$8.69

        Additional information with respect to the outstanding options as of December 31, 2013 for the Director Plan is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
	(share amounts in thousands)
$3.00 – 4.00	6	1.61	6
8.00 – 9.00	9	3.37	9
9.01 – 10.00	27	5.12	25

        The weighted average remaining contractual term for all outstanding options is 4.24 years and the weighted average remaining contractual term of exercisable options is 4.16 years.

        The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2013 was $122.7 thousand and $118.8 thousand, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following is a summary of restricted stock issuances from January 1, 2011 through December 31, 2013:

	Number of Shares Issued	Fair Value of Common Stock
	(share amounts in thousands)
August 3, 2011	25	7.14
November 3, 2011	190	8.61
December 15, 2011	350	8.57
March 26, 2012	65	8.33
May 2, 2012	129	8.67
August 7, 2012	38	11.84
October 30, 2012	530	10.75
January 2, 2013	5	9.90
February 20, 2013	35	8.80
May 1, 2013	115	8.06
August 7, 2013	38	8.89
October 30, 2013	760	8.50

        Stock compensation expense for each of the next five years, based on restricted stock awards granted as of December 31, 2013, is estimated to be as follows:

	2014	2015	2016	2017	2018
	(in thousands)
Stock compensation expense	$7,740	$6,057	$3,061	$581	$40

        The Company recognized the following stock compensation expense related to restricted stock and stock option awards:

	For the Year Ended December 31,
	2011	2012	2013
	(in thousands)
Stock compensation expense:
Included in general and administrative	$1,996	$3,538	$5,276
Included in cost of services	1,729	2,139	1,757

Total	$3,725	$5,677	$7,033

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Income Taxes

        Significant components of the Company's tax provision for the years ended December 31, 2011, 2012, and 2013 are as follows:

	Holdings			Select
	For the Year Ended December 31,			For the Year Ended December 31,
	2011	2012	2013	2011	2012	2013
	(in thousands)			(in thousands)
Current:
Federal	$29,991	$70,159	$55,847	$40,007	$74,076	$57,026
State and local	5,672	11,589	11,913	5,672	11,589	11,913

Total current	35,663	81,748	67,760	45,679	85,665	68,939
Deferred	35,305	7,909	7,032	35,305	7,909	7,032

Total income tax provision	$70,968	$89,657	$74,792	$80,984	$93,574	$75,971

        The differences between the expected income tax provision and income taxes computed at the federal statutory rate of 35% were as follows:

	Holdings			Select
	For the Year Ended December 31,			For the Year Ended December 31,
	2011	2012	2013	2011	2012	2013
Expected federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.5	4.2	4.6	3.9	4.0	4.5
Other permanent differences	1.0	0.6	1.1	0.9	0.6	1.1
Valuation allowance	(0.5)	(0.6)	(0.7)	(0.4)	(0.6)	(0.6)
Uncertain tax positions	(3.6)	(0.5)	(0.6)	(3.1)	(0.5)	(0.6)
IRS audit settlements	—	(0.6)	—	—	(0.5)	—
Non-controlling interest	(1.1)	(0.9)	(1.7)	(0.9)	(0.9)	(1.7)
Sale of entities	3.1	—	—	2.7	—	—
Other	0.2	(0.4)	0.1	—	(0.4)	0.1

Total	38.6%	36.8%	37.8%	38.1%	36.7%	37.8%

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A summary of deferred tax assets and liabilities for Holdings and Select is as follows:

	December 31, 2012			December 31, 2013
	Total	Current	Non-Current	Total	Current	Non-Current
	(in thousands)
Deferred tax assets
Allowance for doubtful accounts	$1,496	$1,496	$—	$1,484	$1,484	$—
Compensation and benefit related accruals	45,784	38,254	7,530	45,147	35,706	9,441
Professional malpractice liability insurance	17,005	5,003	12,002	20,333	6,382	13,951
Restructuring reserve	679	679	—	441	441	—
Net operating loss carryforwards	24,543	777	23,766	22,686	422	22,264
Other	1,025	996	29	630	630	—
Stock options	4,089	—	4,089	4,392	—	4,392
Uncertain tax positions	2,661	—	2,661	2,107	—	2,107

Total deferred tax assets	97,282	47,205	50,077	97,220	45,065	52,155
Deferred tax liabilities
Deferred income	(33,188)	(26,253)	(6,935)	(31,832)	(24,897)	(6,935)
Other	(1,311)	(118)	(1,193)	(2,620)	(230)	(2,390)
Depreciation and amortization	(121,075)	—	(121,075)	(130,884)	—	(130,884)

Total deferred tax liabilities	(155,574)	(26,371)	(129,203)	(165,336)	(25,127)	(140,209)
Net deferred taxes before valuation allowance	(58,292)	20,834	(79,126)	(68,116)	19,938	(88,054)
Valuation allowance	(13,341)	(2,957)	(10,384)	(10,547)	(2,314)	(8,233)

Net deferred taxes	$(71,633)	$17,877	$(89,510)	$(78,663)	$17,624	$(96,287)

        The valuation allowance as of December 31, 2013 is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The net deferred tax liabilities at December 31, 2012 and 2013 of approximately $71.6 million and $78.7 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed the required assessment of positive and negative evidence regarding the realization of the deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income and the impact of tax-planning strategies that management plans to implement. Although realization is not assured, based on the Company's assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The total state net operating losses are approximately $512.3 million. State net operating loss carry forwards expire and are subject to gross valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2014	$5,427	$5,401
2015	8,333	7,980
2016	11,238	9,728
2017	12,834	11,092
Thereafter through 2033	473,034	355,392

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

        The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies — January 1, 2011	$22,310
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,706)
Reductions for tax positions taken in prior periods due to change in estimate	(7,012)
Additions for existing tax positions taken	3,064

Gross tax contingencies — December 31, 2011	15,656
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,516)
Additions for existing tax positions taken	750

Gross tax contingencies — December 31, 2012	13,890
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,299)
Additions for existing tax positions taken	435

Gross tax contingencies — December 31, 2013	$12,026

        In 2011, the Company recognized $7.0 million of income tax benefits based on new information discovered by the Company which substantiates previously unrecognized tax benefits from an acquisition which occurred in 1999.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        As of December 31, 2012 and 2013, the Company had $13.9 million and $12.0 million of unrecognized tax benefits, respectively, all of which, if fully recognized, would affect the Company's effective income tax rate.

        As of December 31, 2013, changes to the Company's gross unrecognized tax benefits that the Company believes are reasonably possible in the next 12 months are not material. The Company's policy is to include interest related to income taxes in income tax expense. As of December 31, 2012 and December 31, 2013, the Company had accrued interest related to income taxes of $1.5 million and $1.6 million, net of federal income taxes, respectively. Interest recognized for the years ended December 31, 2011, 2012 and 2013 was $0.4 million, $0.5 million, and $0.5 million, net of federal income tax benefits, respectively.

        The Company has substantially concluded all U.S. federal income tax matters for years through 2005. Substantially all material state, local and foreign income tax matters have been concluded for years through 2008.

10.    Retirement Savings Plan

        The Company sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as HCE's (highly compensated employees) may contribute up to 30% of their salary; HCE's may contribute up to 6% of their salary. The Plan provides a discretionary company match which is determined annually. Currently, the Company matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee's hire date. The expense incurred by the Company related to this plan was $7.6 million, $8.2 million and $8.7 million during the years ended December 31, 2011, 2012 and 2013, respectively.

11.    Segment Information

        The Company's reportable segments consist of (i) specialty hospitals and (ii) outpatient rehabilitation. Other activities include the Company's corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, equity in earnings (losses) of unconsolidated subsidiaries and other income (expense).

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        The following tables summarize selected financial data for the Company's reportable segments. The segment results of Holdings are identical to those of Select with the exception of total assets.

	Year Ended December 31, 2011
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Net revenue	$2,095,519	$708,867	$121	$2,804,507
Adjusted EBITDA	362,334	83,864	(60,237)	385,961
Total assets(1):
Select	2,187,767	486,589	96,382	2,770,738
Holdings	2,187,767	486,589	97,791	2,772,147
Capital expenditures	30,464	12,135	3,417	46,016

	Year Ended December 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Net revenue	$2,197,529	$751,317	$123	$2,948,969
Adjusted EBITDA	381,354	87,024	(62,531)	405,847
Total assets(1):
Select	2,143,906	491,920	124,487	2,760,313
Holdings	2,143,906	491,920	125,535	2,761,361
Capital expenditures	50,005	13,209	4,971	68,185

	Year Ended December 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Net revenue	$2,198,121	$777,177	$350	$2,975,648
Adjusted EBITDA	353,843	90,313	(71,295)	372,861
Total assets(1):
Select	2,205,921	512,539	99,162	2,817,622
Holdings	2,205,921	512,539	99,162	2,817,622
Capital expenditures	56,523	14,113	3,024	73,660

(1)
The specialty hospital segment includes $2.7 million in real estate assets held for sale on December 31, 2011, 2012 and 2013.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

        A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Year Ended December 31, 2011
	Specialty Hospitals	Outpatient Rehabilitation	Other
			(in thousands)
Adjusted EBITDA	$362,334	$83,864	$(60,237)
Depreciation and amortization	(50,629)	(16,487)	(4,401)
Stock compensation expense	—	—	(3,725)

				Holdings	Select
Income (loss) from operations	$311,705	$67,377	$(68,363)	$310,719	$310,719
Loss on early retirement of debt				(31,018)	(20,385)
Equity in earnings of unconsolidated subsidiaries				2,923	2,923
Interest expense, net				(98,894)	(80,910)

Income before income taxes				$183,730	$212,347

	Year Ended December 31, 2012
	Specialty Hospitals	Outpatient Rehabilitation	Other
			(in thousands)
Adjusted EBITDA	$381,354	$87,024	$(62,531)
Depreciation and amortization	(46,836)	(13,208)	(3,267)
Stock compensation expense	—	—	(5,677)

				Holdings	Select
Income (loss) from operations	$334,518	$73,816	$(71,475)	$336,859	$336,859
Loss on early retirement of debt				(6,064)	(6,064)
Equity in earnings of unconsolidated subsidiaries				7,705	7,705
Interest expense, net				(94,950)	(83,759)

Income before income taxes				$243,550	$254,741

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
			(in thousands)
Adjusted EBITDA	$353,843	$90,313	$(71,295)
Depreciation and amortization	(48,621)	(12,024)	(3,747)
Stock compensation expense	—	—	(7,033)

				Holdings	Select
Income (loss) from operations	$305,222	$78,289	$(82,075)	$301,436	$301,436
Loss on early retirement of debt				(18,747)	(17,788)
Equity in earnings of unconsolidated subsidiaries				2,476	2,476
Interest expense, net				(87,364)	(84,954)

Income before income taxes				$197,801	$201,170

12.   Income per Share

        The Company applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. Under the two class method:

  (a)
  Net income attributable to Select Medical Holdings Corporation is reduced by any contractual amount of dividends in the current period for each class of stock. There were no contractual dividends for the years ended December 31, 2011, 2012 and 2013.

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

	For the Year Ended December 31,
	2011	2012	2013
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$107,846	$148,230	$114,390
Less: Earnings allocated to unvested restricted stockholders	1,205	2,514	2,450

Net income available to common stockholders	$106,641	$145,716	$111,940

Denominator:
Weighted average shares — basic	150,501	138,767	136,879
Effect of dilutive securities:
Stock options	224	275	168

Weighted average shares — diluted	150,725	139,042	137,047

Basic income per common share:	$0.71	$1.05	$0.82
Diluted income per common share:	$0.71	$1.05	$0.82

        The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2011	2012	2013
	(in thousands)
Stock options	2,414	1,654	1,474

13.   Fair Value

        Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

        The carrying value of Select's senior secured credit facility was $1,226.6 million and $827.8 million at December 31, 2012 and 2013, respectively. The fair value of Select's senior secured credit facility was $1,216.2 million and $828.3 million at December 31, 2012 and 2013, respectively. The fair value of Select's senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

        The carrying value of Select's 6.375% senior notes was $600.0 million at December 31, 2013. The fair value of Select's 6.375% senior notes was $586.5 million at December 31, 2013. The fair value of this debt was based on quoted market prices.

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

14.   Related Party Transactions

        The Company rents its corporate office space from related parties affiliated through common ownership or management. The Company made payments for office rent, leasehold improvements and miscellaneous expenses aggregating $4.0 million during both the years ended December 31, 2011 and 2012 and $4.2 million during the year ended December 31, 2013 to the affiliated companies.

        As of December 31, 2013, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2014	$3,758
2015	3,792
2016	3,828
2017	3,865
2018	3,950
Thereafter	17,047

$36,240

        The Company provides contracted services, principally employee leasing services and charges management fees to related parties affiliated through its equity investments. Net operating revenues generated from the provision of contracted services and management fees to related parties through equity investments are as follows:

	For the Year Ended December 31,
	2011	2012	2013
	(in thousands)
BIR JV, LLP	$53,309	$92,205	$96,465
Rehabilitation Institute of Denton, LLC	7,292	8,133	7,163
OHRH, LLC	—	—	2,069
Global Rehab — Scottsdale, LLC.	—	—	4,129
Amplion Clinical Communications, Inc.	—	305	1,534
Other	150	140	310

Total	$60,751	$100,783	$111,670

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.   Commitments and Contingencies

Leases

        The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2013 are approximately as follows (in thousands):

2014	$125,611
2015	98,100
2016	77,724
2017	63,517
2018	51,104
Thereafter	364,253

$780,309

        Total rent expense for operating leases, including cancelable leases, for the years ended December 31, 2011, 2012 and 2013 was $163.9 million, $168.3 million and $164.6 million, respectively.

        Property rent expense to unrelated parties for the years ended December 31, 2011, 2012 and 2013 was $114.8 million, $118.1 million and $119.5 million, respectively.

Construction Commitments

        At December 31, 2013, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company's long term acute care properties and inpatient rehabilitation facilities totaling approximately $22.8 million.

Other

        A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team for the team's headquarters complex that requires a payment of $2.9 million in 2014. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.

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

        On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company's long term acute care hospital in Evansville, Indiana ("SSH-Evansville") and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends until March 17, 2014.

        In January 2014, representatives of the United States Attorney's Office for the Southern District of Indiana and the Office of Attorney General for the State of Indiana informed the Company that, while they have not yet decided whether to intervene in the case, their investigation is continuing concerning allegations that SSH-Evansville admitted patients for whom long-term acute care was not medically necessary, up-coded diagnoses at admission, discharged patients too early or held patients too long, readmitted patients discharged to short-stay acute care hospitals only after nine days to enable billing for two admissions, and allowed unnecessary bronchoscopies to be performed. The Company is involved in ongoing discussions with the government regarding this matter.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.   Supplemental Disclosures of Cash Flow Information

        Non-cash investing and financing activities are comprised of the following for the years ended December 31, 2011, 2012 and 2013:

	Holdings
	For the Year Ended December 31,
	2011	2012	2013
	(in thousands)
Notes issued with acquisitions(1)	$1,020	$1,844	$3,283
Liabilities assumed with acquisitions(1)	701	107	885
Contingent consideration related to acquisitions(1)	—	1,500	100
Notes related to investment in business	—	—	3,399

	Select
	For the Year Ended December 31,
	2011	2012	2013
	(in thousands)
Dividends declared to Holdings by Select(2)	$(5,240)	$(5,240)	$—
Notes issued with acquisitions(1)	1,020	1,844	3,283
Liabilities assumed with acquisitions(1)	701	107	885
Contingent consideration related to acquisitions(1)	—	1,500	100
Notes related to investment in business	—	—	3,399

(1)
Refer to Footnote 2 — Acquisitions.

(2)
Recorded in accrued other liabilities on the consolidated balance sheet of Select.

17.   Subsequent Events

        On February 19, 2014, Select Medical's board of directors declared a cash dividend of $0.10 per share. The dividend will be payable on or about March 10, 2014 to stockholders of record as of the close of business on March 3, 2014.

18.   Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes

        Select's 6.375% senior notes are fully and unconditionally guaranteed, except for customary limitations, on a senior basis by all of Select's wholly-owned subsidiaries (the "Subsidiary Guarantors") which is defined as a subsidiary where Select or a subsidiary of Select holds all of the outstanding ownership interests. Certain of Select's subsidiaries did not guarantee the 6.375% senior notes (the "Non-Guarantor Subsidiaries").

        Select conducts a significant portion of its business through its subsidiaries. Presented below is consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2012 and 2013 and for the years ended December 31, 2011, 2012 and 2013.

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

        The consolidating balance sheets at December 2011 and the consolidating statement of cash flows for the year ended December 31, 2011 included in this footnote contain certain immaterial adjustments that were made to the December 31, 2011 consolidating balance sheet and the consolidating statement of cash flows for the year ended December 31, 2011 relating to the presentation of intercompany transactions. On the December 31, 2011 consolidating balance sheet, intercompany accounts that were previously reported as both asset and liability balances within the liability section of the balance sheet have been adjusted and presented separately as either an intercompany receivable within the current asset classification or as an intercompany payable within the current liability classification, based upon the account's attributes on each subsidiary's balance sheet. On the consolidating statement of cash flows for the year ended December 31, 2011, the changes in intercompany advances that were previously reported as a change in operating assets and liabilities in cash flow provided by operating activities has been adjusted as a financing activity. These adjustments had no impact on the total equity of the Guarantors, non-Guarantors or Parent Company. They did not alter the net increase or decrease in cash for the Guarantors, non-Guarantors or Parent Company.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Select Medical Corporation Consolidating Balance Sheet December 31, 2013
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$71	$3,098	$1,150	$—		$4,319
Accounts receivable, net	—	337,517	54,452	(650)	(a)	391,319
Current deferred tax asset	7,965	5,214	4,445	—		17,624
Intercompany receivables	—	1,079,736	105,028	(1,184,764)	(b)	—
Other current assets	9,745	26,545	4,850	—		41,140

Total Current Assets	17,781	1,452,110	169,925	(1,185,414)		454,402
Property and equipment, net	15,624	434,040	59,438	—		509,102
Investment in affiliates	3,059,581	83,012	—	(3,142,593)	(c)(d)	—
Goodwill	—	1,642,633	—	—		1,642,633
Non-current deferred tax asset	7,662	—	—	(7,662)	(e)	—
Other identifiable intangibles	—	71,907	—	—		71,907
Other assets	35,274	103,696	608	—		139,578

Total Assets	$3,135,922	$3,787,398	$229,971	$(4,335,669)		$2,817,622

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$12,506	$—	$—	$—		$12,506
Current portion of long-term debt and notes payable	9,107	7,317	1,141	—		17,565
Accounts payable	6,749	68,574	12,962	—		88,285
Intercompany payables	1,184,764	—	—	(1,184,764)	(b)	—
Accrued payroll	1,167	88,599	245	—		90,011
Accrued vacation	4,619	47,682	7,429	—		59,730
Accrued interest	11,076	1,221	—	—		12,297
Accrued other	59,249	23,493	7,729	—		90,471
Income taxes payable	622	—	—	—		622
Due to third party payors	—	1	686	(650)	(a)	37

Total Current Liabilities	1,289,859	236,887	30,192	(1,185,414)		371,524
Long-term debt, net of current portion	1,006,201	364,060	57,449	—		1,427,710
Non-current deferred tax liability	—	96,111	7,838	(7,662)	(e)	96,287
Other non-current liabilities	53,628	33,123	5,124	—		91,875

Total Liabilities	2,349,688	730,181	100,603	(1,193,076)		1,987,396
Redeemable non-controlling interests	—	—	11,584	—		11,584
Stockholder's Equity:
Common stock	0	—	—	—		0
Capital in excess of par	869,576	—	—	—		869,576
Retained earnings	(83,342)	920,694	21,186	(941,880)	(d)	(83,342)
Subsidiary investment	—	2,136,523	64,190	(2,200,713)	(c)	—

Total Select Medical Corporation Stockholder's Equity	786,234	3,057,217	85,376	(3,142,593)		786,234
Non-controlling interests	—	—	32,408	—		32,408

Total Equity	786,234	3,057,217	117,784	(3,142,593)		818,642

Total Liabilities and Equity	$3,135,922	$3,787,398	$229,971	$(4,335,669)		$2,817,622

(a)
Reclass portion of due to third party payor to accounts receivable net in consolidation.

(b)
Elimination of intercompany.

(c)
Elimination of investments in consolidated subsidiaries.

(d)
Elimination of investments in consolidated subsidiaries' earnings.

(e)
Reclass of non-current deferred tax assset to report net non-current deferred tax liability in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Select Medical Corporation Consolidating Statement of Operations For the Year Ended December 31, 2013
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net operating revenues	$350	$2,553,505	$421,793	$—	$2,975,648

Costs and expenses:
Cost of services	1,757	2,135,754	357,965	—	2,495,476
General and administrative	76,709	212	—	—	76,921
Bad debt expense	—	31,003	6,420	—	37,423
Depreciation and amortization	3,746	50,982	9,664	—	64,392

Total costs and expenses	82,212	2,217,951	374,049	—	2,674,212

Income (loss) from operations	(81,862)	335,554	47,744	—	301,436
Other income and expense:
Intercompany interest and royalty fees	(1,326)	1,339	(13)	—	—
Intercompany management fees	144,447	(125,361)	(19,086)	—	—
Equity in earnings of unconsolidated subsidiaries	—	2,384	92	—	2,476
Loss on early retirement of debt	(17,788)	—	—	—	(17,788)
Interest expense	(58,100)	(22,760)	(4,094)	—	(84,954)

Income (loss) from operations before income taxes	(14,629)	191,156	24,643	—	201,170
Income tax expense (benefit)	(1,238)	76,870	339	—	75,971
Equity in earnings of subsidiaries	129,971	15,716	—	(145,687) (a)	—

Net income	116,580	130,002	24,304	(145,687)	125,199
Less: Net income attributable to non-controlling interests	—	—	8,619	—	8,619

Net income attributable to Select Medical Corporation	$116,580	$130,002	$15,685	$(145,687)	$116,580

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$116,580	$130,002	$24,304	$(145,687	)(a)	$125,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,746	50,982	9,664	—		64,392
Provision for bad debts	—	31,003	6,420	—		37,423
Equity in earnings of unconsolidated subsidiaires	—	(2,384)	(92)	—		(2,476)
Loss on early retirement of debt	17,788	—	—	—		17,788
Gain from disposal or sale of assets	—	(463)	(118)	—		(581)
Non-cash stock compensation expense	7,033	—	—	—		7,033
Amortization of debt discount and issuance costs	8,344	—	—	—		8,344
Deferred income taxes	7,032	—	—	—		7,032
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(129,971)	(15,716)	—	145,687	(a)	—
Accounts receivable	—	(59,804)	(7,341)	—		(67,145)
Other current assets	(4,145)	(5,735)	1,713	—		(8,167)
Other assets	(6,594)	3,026	84	—		(3,484)
Accounts payable	2,075	(3,660)	302	—		(1,283)
Due to third-party payors	—	996	(2,037)	—		(1,041)
Accrued expenses	(4,929)	20,609	(612)	—		15,068

Net cash provided by operating activities	16,959	148,856	32,287	—		198,102

Investing activities
Purchases of property and equipment	(3,024)	(60,532)	(10,104)	—		(73,660)
Investment in businesses, net of distributions	—	(34,893)	—	—		(34,893)
Acquisition of businesses, net of cash acquired	—	(1,665)	—	—		(1,665)
Proceeds from sale of assets	—	2,456	456	—		2,912

Net cash used in investing activities	(3,024)	(94,634)	(9,648)	—		(107,306)

Financing activities
Borrowings on revolving credit facility	690,000	—	—	—		690,000
Payments on revolving credit facility	(800,000)	—	—	—		(800,000)
Borrowings on credit facility term loans, net of discount	298,500	—	—	—		298,500
Payments on credit facility term loans	(596,720)	—	—	—		(596,720)
Issuance of 6.375% senior notes	600,000	—	—	—		600,000
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(70,000)	—	—	—		(70,000)
Borrowings of other debt	8,923	5,303	1,084	—		15,310
Principal payments on other debt	(7,752)	(873)	(2,209)	—		(10,834)
Debt issuance costs	(18,914)	—	—	—		(18,914)
Repayments of bank overdrafts	(5,330)	—	—	—		(5,330)
Equity investment by Holdings	1,525	—	—	—		1,525
Dividends paid to Holdings	(226,621)	—	—	—		(226,621)
Intercompany	77,455	(59,288)	(18,167)	—		—
Distributions to non-controlling interests	—	—	(3,537)	—		(3,537)

Net cash used in financing activities	(48,934)	(54,858)	(22,829)	—		(126,621)

Net decrease in cash and cash equivalents	(34,999)	(636)	(190)	—		(35,825)
Cash and cash equivalents at beginning of period	35,070	3,734	1,340	—		40,144

Cash and cash equivalents at end of period	$71	$3,098	$1,150	$—		$4,319

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation
Consolidating Balance Sheet
December 31, 2012

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$35,070	$3,734	$1,340	$—		$40,144
Accounts receivable, net	—	308,043	53,531	(1,645)	(a)	359,929
Current deferred tax asset	12,383	1,060	4,434	—		17,877
Prepaid income taxes	3,895	—	—	—		3,895
Intercompany receivables	—	1,021,479	102,694	(1,124,173	)(b)	—
Other current assets	5,600	19,655	6,563	—		31,818

Total Current Assets	56,948	1,353,971	168,562	(1,125,818)		453,663
Property and equipment, net	16,344	425,677	59,531	—		501,552
Investment in affiliates	2,930,022	82,475	—	(3,012,497	)(c)(d)	—
Goodwill	—	1,640,534	—	—		1,640,534
Other identifiable intangibles	—	71,745	—	—		71,745
Non-current deferred tax asset	5,107	—	—	(5,107)	(e)	—
Other assets	28,680	63,447	692	—		92,819

Total Assets	$3,037,101	$3,637,849	$228,785	$(4,143,422)		$2,760,313

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$17,836	$—	$—	$—		$17,836
Current portion of long-term debt and notes payable	8,916	1,059	1,671	—		11,646
Accounts payable	4,674	72,213	12,660	—		89,547
Intercompany payables	1,124,173	—	—	(1,124,173)	(b)	—
Accrued payroll	186	88,096	304	—		88,586
Accrued vacation	4,249	44,508	6,957	—		55,714
Accrued interest	17,955	804	—	—		18,759
Accrued other	55,206	31,343	5,534	—		92,083
Due to third party payors	—	—	2,723	(1,645)	(a)	1,078

Total Current Liabilities	1,233,195	238,023	29,849	(1,125,818)		375,249
Long-term debt, net of current portion	872,671	358,104	60,522	—		1,291,297
Non-current deferred tax liability	—	85,287	9,330	(5,107)	(e)	89,510
Other non-current liabilities	49,918	28,808	4,973	—		83,699

Total Liabilities	2,155,784	710,222	104,674	(1,130,925)		1,839,755
Redeemable non-controlling interests	—	—	10,811	—		10,811
Stockholder's Equity:
Common stock	0	—	—	—		0
Capital in excess of par	859,839	—	—	—		859,839
Retained earnings	21,478	790,692	21,197	(811,889)	(d)	21,478
Subsidiary investment	—	2,136,935	63,673	(2,200,608)	(c)	—

Total Select Medical Corporation Stockholder's Equity	881,317	2,927,627	84,870	(3,012,497)		881,317
Non-controlling interests	—	—	28,430	—		28,430

Total Equity	881,317	2,927,627	113,300	(3,012,497)		909,747

Total Liabilities and Equity	$3,037,101	$3,637,849	$228,785	$(4,143,422)		$2,760,313

(a)
Reclass portion of due to third party payor to accounts receivable net in consolidation.

(b)
Elimination of intercompany.

(c)
Elimination of investments in consolidated subsidiaries.

(d)
Elimination of investments in consolidated subsidiaries' earnings.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2012

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$155,504	$163,572	$20,200	$(178,109)	(a)	$161,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,267	50,734	9,310	—		63,311
Provision for bad debts	—	33,595	5,460	—		39,055
Equity in earnings of unconsolidated subsidiaires	—	(7,637)	(68)	—		(7,705)
Loss on early retirement of debt	6,064	—	—	—		6,064
Loss (gain) from disposal or sale of assets	—	(6,002)	96	—		(5,906)
Non-cash stock compensation expense	5,677	—	—	—		5,677
Amortization of debt discount and issuance costs	7,190	—	—	—		7,190
Deferred income taxes	7,909	—	—	—		7,909
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(162,470)	(15,639)	—	178,109	(a)	—
Accounts receivable	—	29,727	(14,569)	—		15,158
Other current assets	740	141	(2,488)	—		(1,607)
Other assets	2,448	3,268	161	—		5,877
Accounts payable	(2,679)	(4,040)	602	—		(6,117)
Due to third-party payors	—	(15,278)	10,830	—		(4,448)
Accrued expenses	25,350	(3,835)	2,231	—		23,746

Net cash provided by operating activities	49,000	228,606	31,765	—		309,371

Investing activities
Purchases of property and equipment	(5,150)	(49,160)	(13,875)	—		(68,185)
Investment in businesses, net of distributions	—	(14,689)	—	—		(14,689)
Acquisition of businesses, net of cash acquired	—	(6,043)	—	—		(6,043)
Proceeds from sale of assets	—	16,511	—	—		16,511

Net cash used in investing activities	(5,150)	(53,381)	(13,875)	—		(72,406)

Financing activities
Borrowings on revolving credit facility	495,000	—	—	—		495,000
Payments on revolving credit facility	(405,000)	—	—	—		(405,000)
Borrowings on 2011 credit facility term loans, net of discount	266,750	—	—	—		266,750
Payments on 2011 credit facility term loans	(9,875)	—	—	—		(9,875)
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(278,495)	—	—	—		(278,495)
Borrowings of other debt	8,003	—	278	—		8,281
Principal payments on other debt	(8,049)	(433)	(1,813)	—		(10,295)
Debt issuance costs	(6,527)	—	—	—		(6,527)
Proceeds from bank overdrafts	1,227	—	—	—		1,227
Equity investment by Holdings	1,817	—	—	—		1,817
Dividends paid to Holdings	(268,479)	—	—	—		(268,479)
Intercompany	183,421	(171,058)	(12,363)	—		—
Distributions to non-controlling interests	—	—	(3,268)	—		(3,268)

Net cash used in financing activities	(20,207)	(171,491)	(17,166)	—		(208,864)

Net increase in cash and cash equivalents	23,643	3,734	724	—		28,101
Cash and cash equivalents at beginning of period	11,427	—	616	—		12,043

Cash and cash equivalents at end of period	$35,070	$3,734	$1,340	$—		$40,144

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Consolidating Statement of Operations
For the Year Ended December 31, 2011

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net operating revenues	$121	$2,436,177	$368,209	$—	$2,804,507

Costs and expenses:
Cost of services	1,729	1,996,671	310,170	—	2,308,570
General and administrative	61,995	359	—	—	62,354
Bad debt expense	—	44,300	7,047	—	51,347
Depreciation and amortization	4,115	58,064	9,338	—	71,517

Total costs and expenses	67,839	2,099,394	326,555	—	2,493,788

Income (loss) from operations	(67,718)	336,783	41,654	—	310,719
Other income and expense:
Intercompany interest and royalty fees	(3,408)	3,382	26	—	—
Intercompany management fees	120,013	(102,970)	(17,043)	—	—
Loss on early retirement of debt	(20,385)	—	—	—	(20,385)
Equity in earnings of unconsolidated subsidiaries	—	2,870	53	—	2,923
Interest income	132	122	68	—	322
Interest expense	(41,817)	(34,612)	(4,803)	—	(81,232)

Income (loss) before income taxes	(13,183)	205,575	19,955	—	212,347
Income tax expense (benefit)	(12,821)	92,561	1,244	—	80,984
Equity in earnings of subsidiaries	126,809	13,406	—	(140,215) (a)	—

Net income	126,447	126,420	18,711	(140,215)	131,363
Less: Net income attributable to non-controlling interests	—	—	4,916	—	4,916

Net income attributable to Select Medical Corporation	$126,447	$126,420	$13,795	$(140,215)	$126,447

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Select Medical Corporation

Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$126,447	$126,420	$18,711	$(140,215)	(a)	$131,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,115	58,064	9,338	—		71,517
Provision for bad debts	—	44,300	7,047	—		51,347
Equity in earnings of unconsolidated subsidiaries	—	(2,870)	(53)	—		(2,923)
Loss on early retirement of debt	20,385	—	—	—		20,385
Loss (gain) from disposal or sale of assets	13	(5,024)	45	—		(4,966)
Non-cash stock compensation expense	3,725	—	—	—		3,725
Amortization of debt discount and issuance costs	6,700	—	—	—		6,700
Deferred income taxes	35,305	—	—	—		35,305
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(126,809)	(13,406)	—	140,215	(a)	—
Accounts receivable	—	(98,966)	(12,160)	—		(111,126)
Other current assets	(1,780)	1,165	(586)	—		(1,201)
Other assets	(12,069)	9,683	318	—		(2,068)
Accounts payable	1,326	16,247	3,056	—		20,629
Due to third-party payors	—	1,408	(1,181)	—		227
Accrued expenses	14,823	5,522	794	—		21,139

Net cash provided by operating activities	72,181	142,543	25,329	—		240,053

Investing activities
Purchases of property and equipment	(3,413)	(37,759)	(4,844)	—		(46,016)
Investment in businesses, net of distributions	—	(15,699)	—	—		(15,699)
Acquisition of businesses, net of cash acquired	—	(899)	—	—		(899)
Proceeds from sale of assets	—	7,879	—	—		7,879

Net cash used in investing activities	(3,413)	(46,478)	(4,844)	—		(54,735)

Financing activities
Borrowings on revolving credit facility	735,000	—	—	—		735,000
Payments on revolving credit facility	(720,000)	—	—	—		(720,000)
Borrowings on 2011 credit facility term loans, net of discount	841,500	—	—	—		841,500
Payments on 2011 credit facility term loans	(4,250)	—	—	—		(4,250)
Payments on 2005 credit facility term loans, net of call premium	(484,633)	—	—	—		(484,633)
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(273,941)	—	—	—		(273,941)
Borrowings of other debt	6,100	955	—	—		7,055
Principal payments on other debt	(5,662)	(755)	(1,082)	—		(7,499)
Debt issuance costs	(18,556)	—	—	—		(18,556)
Repayments of bank overdrafts	(2,183)	—	—	—		(2,183)
Equity investment by Holdings	208	—	—	—		208
Dividends paid to Holdings	(245,729)	—	—	—		(245,729)
Intercompany	114,656	(99,832)	(14,824)	—		—
Distributions to non-controlling interests	—	—	(4,612)	—		(4,612)

Net cash used in financing activities	(57,490)	(99,632)	(20,518)	—		(177,640)

Net increase (decrease) in cash and cash equivalents	11,278	(3,567)	(33)	—		7,678
Cash and cash equivalents at beginning of period	149	3,567	649	—		4,365

Cash and cash equivalents at end of period	$11,427	$—	$616	$—		$12,043

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.   Selected Quarterly Financial Data (Unaudited)

        The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2012
Net operating revenues	$744,021	$750,193	$713,669	$741,086
Income from operations	91,604	93,513	70,819	80,923
Net income attributable to Select Medical Holdings Corporation	$41,542	$43,172	$24,110	$39,406
Income per common share:
Basic	$0.29	$0.31	$0.17	$0.28
Diluted	$0.29	$0.31	$0.17	$0.28

	Select
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2012
Net operating revenues	$744,021	$750,193	$713,669	$741,086
Income from operations	91,604	93,513	70,819	80,923
Net income attributable to Select Medical Corporation	$43,279	$45,018	$25,953	$41,254

	Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2013
Net operating revenues	$749,955	$756,673	$722,845	$746,175
Income from operations	82,530	88,263	62,399	68,244
Net income attributable to Select Medical Holdings Corporation	$34,418	$27,780	$23,272	$28,920
Income per common share:
Basic	$0.25	$0.20	$0.17	$0.21
Diluted	$0.24	$0.20	$0.17	$0.21

	Select
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2013
Net operating revenues	$749,955	$756,673	$722,845	$746,175
Income from operations	82,530	88,263	62,399	68,244
Net income attributable to Select Medical Corporation	$36,608	$27,780	$23,272	$28,920

        The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2014, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation
Select Medical Corporation

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions (A)	Deductions (B)	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2013	$41,854	$37,423	$—	$(38,462)	$40,815
Year ended December 31, 2012	$47,469	$39,055	$—	$(44,670)	$41,854
Year ended December 31, 2011	$44,416	$51,347	$108	$(48,402)	$47,469
Income Tax Valuation Allowance
Year ended December 31, 2013	$13,341	$(2,794)	$—	$—	$10,547
Year ended December 31, 2012	$15,733	$(2,392)	$—	$—	$13,341
Year ended December 31, 2011	$16,622	$(889)	$—	$—	$15,733

(A)
Represents opening balance sheet reserves resulting from purchase accounting entries.

(B)
Allowance for doubtful accounts deductions represent write-offs against the reserve for 2011, 2012 and 2013.