Form 10-Q
period 2014-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2014-05-01
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2014

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as such Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Smaller reporting company  ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of April 30, 2014, Select Medical Holdings Corporation had outstanding 130,841,663 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	March 31,	December 31,	March 31,
	2013	2014	2013	2014

ASSETS
Current Assets:
Cash and cash equivalents	$4,319	$4,692	$4,319	$4,692
Accounts receivable, net of allowance for doubtful accounts of $40,815 and $42,730 at 2013 and 2014, respectively	391,319	467,738	391,319	467,738
Current deferred tax asset	17,624	17,781	17,624	17,781
Other current assets	41,140	44,288	41,140	44,288
Total Current Assets	454,402	534,499	454,402	534,499

Property and equipment, net	509,102	520,194	509,102	520,194
Goodwill	1,642,633	1,642,857	1,642,633	1,642,857
Other identifiable intangibles	71,907	71,980	71,907	71,980
Other assets	139,578	146,196	139,578	146,196

Total Assets	$2,817,622	$2,915,726	$2,817,622	$2,915,726

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$12,506	$18,476	$12,506	$18,476
Current portion of long-term debt and notes payable	17,565	15,435	17,565	15,435
Accounts payable	88,285	93,022	88,285	93,022
Accrued payroll	90,011	73,081	90,011	73,081
Accrued vacation	59,730	62,180	59,730	62,180
Accrued interest	12,297	16,765	12,297	16,765
Accrued other	90,471	82,300	90,471	82,300
Income taxes payable	622	19,645	622	19,645
Due to third party payors	37	1,191	37	1,191
Total Current Liabilities	371,524	382,095	371,524	382,095

Long-term debt, net of current portion	1,427,710	1,596,765	1,427,710	1,596,765
Non-current deferred tax liability	96,287	96,502	96,287	96,502
Other non-current liabilities	91,875	95,090	91,875	95,090

Total Liabilities	1,987,396	2,170,452	1,987,396	2,170,452

Redeemable non-controlling interests	11,584	11,276	11,584	11,276

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 140,260,968 shares and 130,729,673 shares issued and outstanding at 2013 and 2014, respectively	140	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	474,729	415,875	869,576	875,264
Retained earnings (accumulated deficit)	311,365	285,397	(83,342)	(173,861)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	786,234	701,403	786,234	701,403
Non-controlling interest	32,408	32,595	32,408	32,595
Total Equity	818,642	733,998	818,642	733,998

Total Liabilities and Equity	$2,817,622	$2,915,726	$2,817,622	$2,915,726

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2014	2013	2014

Net operating revenues	$749,955	$762,578	$749,955	$762,578

Costs and expenses:
Cost of services	624,904	638,764	624,904	638,764
General and administrative	17,398	18,123	17,398	18,123
Bad debt expense	9,321	11,018	9,321	11,018
Depreciation and amortization	15,802	16,229	15,802	16,229
Total costs and expenses	667,425	684,134	667,425	684,134

Income from operations	82,530	78,444	82,530	78,444

Other income and expense:
Loss on early retirement of debt	(1,467)	(2,277)	(508)	(2,277)
Equity in earnings of unconsolidated subsidiaries	1,058	908	1,058	908
Interest expense	(23,458)	(20,616)	(21,048)	(20,616)

Income before income taxes	58,663	56,459	62,032	56,459

Income tax expense	21,861	22,092	23,040	22,092

Net income	36,802	34,367	38,992	34,367

Less: Net income attributable to non-controlling interests	2,384	1,323	2,384	1,323

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$34,418	$33,044	$36,608	$33,044

Income per common share:
Basic	$0.25	$0.24
Diluted	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2013		$818,642	140,261	$140	$474,729	$311,365	$—	$32,408
Net income	$34,135	34,135				33,044		1,091
Net income - attributable to redeemable non-controlling interests	232
Total comprehensive income	$34,367
Dividends paid to common stockholders		(14,056)				(14,056)
Issuance and vesting of restricted stock		3,543	193	0	3,543
Repurchase of common shares		(109,500)	(10,000)	(10)	(64,541)	(44,949)
Stock option expense		202			202
Exercise of stock options		1,943	276	1	1,942
Distributions to non-controlling interests		(904)						(904)
Other		(7)				(7)
Balance at March 31, 2014		$733,998	130,730	$131	$415,875	$285,397	$—	$32,595

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2013		$818,642	0	$0	$869,576	$(83,342)	$—	$32,408
Net income	$34,135	34,135				33,044		1,091
Net income - attributable to redeemable non-controlling interests	232
Total comprehensive income	$34,367
Additional investment by Holdings		1,943			1,943
Dividends declared and paid to Holdings		(123,556)				(123,556)
Contribution related to restricted stock awards and stock option issuances by Holdings		3,745			3,745
Distributions to non-controlling interests		(904)						(904)
Other		(7)				(7)
Balance at March 31, 2014		$733,998	0	$0	$875,264	$(173,861)	$—	$32,595

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2014	2013	2014

Operating activities
Net income	$36,802	$34,367	$38,992	$34,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,802	16,229	15,802	16,229
Provision for bad debts	9,321	11,018	9,321	11,018
Equity in earnings of unconsolidated subsidiaries	(1,058)	(908)	(1,058)	(908)
Loss on early retirement of debt	1,467	2,277	508	2,277
Loss from disposal of assets	41	121	41	121
Non-cash stock compensation expense	1,749	2,155	1,749	2,155
Amortization of debt discount, premium and issuance costs	2,304	2,051	2,215	2,051
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(77,963)	(87,437)	(77,963)	(87,437)
Other current assets	(6,407)	(3,144)	(6,407)	(3,144)
Other assets	(652)	(3,938)	(652)	(3,938)
Accounts payable	4,130	4,732	4,130	4,732
Due to third-party payors	1,897	1,154	1,897	1,154
Accrued expenses	(20,700)	(13,957)	(17,442)	(13,957)
Income and deferred taxes	21,293	19,280	22,472	19,280
Net cash used in operating activities	(11,974)	(16,000)	(6,395)	(16,000)

Investing activities
Purchases of property and equipment	(13,999)	(27,299)	(13,999)	(27,299)
Investment in businesses, net of distributions	(9,977)	(124)	(9,977)	(124)
Acquisition of businesses, net of cash acquired	—	(375)	—	(375)
Net cash used in investing activities	(23,976)	(27,798)	(23,976)	(27,798)

Financing activities
Borrowings on revolving credit facility	190,000	285,000	190,000	285,000
Payments on revolving credit facility	(230,000)	(200,000)	(230,000)	(200,000)
Borrowings on credit facility term loans, net of discount	298,500	—	298,500	—
Payments on credit facility term loans	(3,563)	(33,994)	(3,563)	(33,994)
Issuance of 6.375% senior notes, includes premium	—	111,650	—	111,650
Repurchase of senior floating rate notes	(167,300)	—	—	—
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	(70,000)	—
Borrowings of other debt	5,826	6,111	5,826	6,111
Principal payments on other debt	(2,291)	(3,067)	(2,291)	(3,067)
Debt issuance costs	(4,209)	(4,434)	(4,209)	(4,434)
Dividends paid to common stockholders	—	(14,056)	—	—
Dividends paid to Holdings	—	—	(182,862)	(123,556)
Repurchase of common stock	(9,983)	(109,500)	—	—
Proceeds from issuance of common stock	—	1,943	—	—
Equity investment by Holdings	—	—	—	1,943
Proceeds from (repayments of) bank overdrafts	(5,629)	5,970	(5,629)	5,970
Distributions to non-controlling interests	(1,045)	(1,452)	(1,045)	(1,452)
Net cash provided by (used in) financing activities	306	44,171	(5,273)	44,171

Net increase (decrease) in cash and cash equivalents	(35,644)	373	(35,644)	373

Cash and cash equivalents at beginning of period	40,144	4,319	40,144	4,319
Cash and cash equivalents at end of period	$4,500	$4,692	$4,500	$4,692

Supplemental Cash Flow Information
Cash paid for interest	$27,206	$14,407	$21,626	$14,407
Cash paid for taxes	$1,140	$2,812	$1,140	$2,812

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of March 31, 2014 and for the three month periods ended March 31, 2013 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.  Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2014.

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

3.  Intangible Assets

The gross carrying amounts of the Company’s indefinite-lived intangible assets consist of the following:

	December 31, 2013	March 31, 2014
	(in thousands)

Goodwill	$1,642,633	$1,642,857
Trademarks	57,709	57,709
Certificates of need	12,115	12,188
Accreditations	2,083	2,083
Total	$1,714,540	$1,714,837

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At March 31, 2014, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 6.2 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the three months ended March 31, 2014 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2013	$1,334,615	$308,018	$1,642,633
Goodwill acquired during the period	—	224	224
Balance as of March 31, 2014	$1,334,615	$308,242	$1,642,857

4. Share Repurchase

On April 30, 2014, Holdings board of directors authorized an increase of $150.0 million in the capacity of its common stock repurchase program from $350.0 million to $500.0 million and extended the program until December 31, 2016.  Holdings repurchased a total of 10,000,000 shares of common stock at a total cost of $109.5 million, or $10.95 per share, during the three months ended March 31, 2014.  The shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to a stock purchase agreement dated February 26, 2014.

5.  Indebtedness

The components of long-term debt and notes payable are as follows:

	December 31, 2013	March 31, 2014
	(in thousands)

6.375% senior notes (1)	$600,000	$711,637
Senior secured credit facilities:
Revolving loan	20,000	105,000
Term loans (2)	807,815	774,995
Other	17,460	20,568
Total debt	1,445,275	1,612,200
Less: current maturities	17,565	15,435
Total long-term debt	$1,427,710	$1,596,765

(1)         Presented net of unamortized premiums of $1.6 million at March 31, 2014.

(2)         Presented net of unamortized discounts of $6.3 million and $5.2 million at December 31, 2013 and March 31, 2014, respectively.

Senior Secured Credit Facilities

On June 1, 2011, Select entered into its existing senior secured credit agreement that provides for $1.15 billion in senior secured credit facilities.  Set forth below is a summary of the terms of the senior secured credit facilities.

On August 13, 2012, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $275.0 million series A term loan at the same interest rate and with the same term as the original term loan.

On February 20, 2013, Select entered into a credit extension amendment to its senior secured credit facilities providing for a $300.0 million additional term loan tranche, referred to as the series B term loan.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.  On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of 6.375% senior notes due June 1, 2021.  Select used the proceeds of the 6.375% senior notes to pay a portion of the amounts then outstanding on the original term loan and the series A term loan and to pay related fees and expenses.

On June 3, 2013, Select amended its existing senior secured credit facilities in order to, among other things:

•                                          extend the maturity date on $293.3 million of its $300.0 million revolving credit facility from June 1, 2016 to March 1, 2018;

•                                          convert the remaining original term loan and series A term loan to a new term loan tranche, referred to as the series C term loan, and lower the interest rate payable on the series C term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.00%, or Alternate Base Rate plus 2.00%, and amend the provision of the series C term loan from providing that Adjusted LIBO will at no time be less than 1.75% to providing that Adjusted LIBO will at no time be less than 1.00%;

•                                          lower the interest rate payable on the series B term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%;

•                                          amend the restrictive covenants governing the senior secured credit facilities in order to allow for unlimited restricted payments so long as there is no event of default under the senior secured credit facilities and the total pro forma ratio of total indebtedness to Consolidated EBITDA (as defined in the senior secured credit facilities) is less than or equal to 2.75 to 1.00; and

•                                          amend the definition of ‘‘Available Amount’’ in a manner the effect of which was to increase the amount available for investments, restricted payments and payment of specified indebtedness.

On March 4, 2014, Select made a principal prepayment of $34.0 million associated with its term loans in accordance with the provision in its senior secured credit facilities agreement that requires mandatory prepayments of term loans resulting from excess cash flow as defined in the senior secured credit facilities.

On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

•                  convert the remaining series B term loan to a new term loan tranche, referred to as the series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series D term loan at December 20, 2016;

•                  convert the remaining series C term loan to a new term loan tranche, referred to as the series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series E term loan at June 1, 2018;

•                  beginning with the quarter ending March 31, 2014, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.00 to 1.00 from 4.50 to 1.00;

•                  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to September 4, 2014 in the case of the series D term loans and March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

•                  amend the definition of “Available Amount” in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

Select’s senior secured credit facilities now provides for senior secured financing consisting of:

•                  a $300.0 million, revolving credit facility, $293.3 million of which matures on March 1, 2018 and the remaining $6.7 million maturing on June 1, 2016, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans;

•                  a $284.6 million series D term loan, maturing on December 20, 2016; and

•                  a $495.6 million series E term loan, maturing on June 1, 2018.

All borrowings under Select’s senior secured credit facilities are subject to the satisfaction of required conditions, including the absence of a default at the time of and after giving effect to such borrowing and the accuracy of the representations and warranties of the borrowers.

The interest rates per annum applicable to borrowings under Select’s senior secured credit facilities are, at its option, equal to either an Alternate Base Rate or an Adjusted LIBO rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The Alternate Base Rate is the greatest of (1) JPMorgan Chase Bank, N.A.’s prime rate, (2) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York and (3) the Adjusted LIBO rate from time to time for an interest period of one month, plus 1.00%.  The Adjusted LIBO rate is, with respect to any interest period, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements.

Borrowings under the series D term loan bear interest at a rate equal to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%. Borrowings under the series E term loan bear interest at a rate equal to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%. The Adjusted LIBO for the series E term loan will at no time be less than 1.00%.

Borrowings under the revolving credit facility bear interest at a rate equal to Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select’s ratio of total indebtedness to Consolidated EBITDA (as defined in the senior secured credit facilities).

On the last day of each calendar quarter Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving credit facility, which is currently 0.50% per annum subject to adjustment based upon the ratio of Select’s total indebtedness to Consolidated EBITDA (as defined in the senior secured credit facilities).

Subject to exceptions, Select’s senior secured credit facilities require mandatory prepayments of term loans in amounts equal to:

•                  50% (as may be reduced based on Select’s ratio of total indebtedness to Consolidated EBITDA (as defined in the senior secured credit facilities)) of Select’s annual excess cash flow;

•                  100% of the net cash proceeds from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation event, subject to reinvestment rights and certain other exceptions; and

•                  100% of the net cash proceeds from certain incurrences of debt.

Beginning on March 31, 2015 and following application of the 2013 excess cash flow payment, discussed above, under the senior secured credit facilities the aggregate principal amount will amortize as follows:

•                  the series D term loan has aggregate quarterly repayment requirements of $0.7 million until maturity, at which time the remaining balance of $279.5 million is due on December 20, 2016; and

•                  the series E term loan has aggregate quarterly repayment requirements of $1.3 million until maturity, at which time the remaining balance of $479.2 million is due on June 1, 2018.

Select’s senior secured credit facilities are guaranteed by Holdings, Select and substantially all of its current subsidiaries, and will be guaranteed by substantially all of Select’s future subsidiaries and secured by substantially all of Select’s existing and future property and assets and by a pledge of its capital stock and the capital stock of its subsidiaries.

Select’s senior secured credit facilities require that it comply on a quarterly basis with certain financial covenants, including a maximum leverage ratio test.

In addition, Select’s senior secured credit facilities include negative covenants, subject to significant exceptions, restricting or limiting its ability and the ability of Holdings and Select’s restricted subsidiaries, to, among other things:

•                  incur, assume, permit to exist or guarantee additional debt and issue or sell or permit any subsidiary to issue or sell preferred stock;

•                  amend, modify or waiver any rights under the certificate of indebtedness, credit agreements, certificate of incorporation, bylaws or other organizational documents which would be materially adverse to the creditors;

•                  pay dividends or other distributions on, redeem, repurchase, retire or cancel capital stock;

•                  purchase or acquire any debt or equity securities of, make any loans or advances to, guarantee any obligation of, or make any other investment in, any other company;

•                  incur or permit to exist certain liens on property or assets owned or accrued or assign or sell any income or revenues with respect to such property or assets;

•                  sell or otherwise transfer property or assets to, purchase or otherwise receive property or assets from, or otherwise enter into transactions with affiliates;

•                  merge, consolidate or amalgamate with another company or permit any subsidiary to merge, consolidate or amalgamate with another company;

•                  sell, transfer, lease or otherwise dispose of assets, including any equity interests;

•                  repay, redeem, repurchase, retire or cancel any subordinated debt;

•                  incur capital expenditures;

•                  engage to any material extent in any business other than business of the type currently conducted by Select or reasonably related businesses; and

•                  incur obligations that restrict the ability of its subsidiaries to incur or permit to exist any liens on Select’s property or assets or to make dividends or other payments to Select.

Select’s senior secured credit facilities also contain certain representations and warranties, affirmative covenants and events of default. The events of default include payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting Select’s senior secured credit facilities to be in full force and effect and any change of control. If such an event of default occurs, the lenders under Select’s senior secured credit facilities will be entitled to take various actions, including the acceleration of amounts due under the senior secured credit facilities and all actions permitted to be taken by a secured creditor.

At March 31, 2014, Select had outstanding borrowings of $780.2 million (excluding unamortized original issue discounts of $5.2 million) under the term loans and borrowings of $105.0 million (excluding letters of credit) under the revolving loan portion of the senior secured credit facilities.  Select had $152.7 million of availability under its revolving credit facility (after giving effect to $42.3 million of outstanding letters of credit) at March 31, 2014.

The applicable margin percentage for borrowings under Select’s revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in the senior secured credit facility).  The applicable interest rate for revolving loans as of March 31, 2014 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

Select’s senior secured credit facility requires it to maintain certain leverage ratios (as defined in the senior secured credit facility). For the four consecutive fiscal quarters ended March 31, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.40 to 1.00 as of March 31, 2014.

Senior Notes

On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes due June 1, 2021 (the “Additional Notes”), at 101.50% of the aggregate principal amount resulting in gross proceeds of $111.7 million.   The notes were issued as additional notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021 (the “Existing Notes” and, together with the Additional notes, the “Notes”).

The Additional Notes are expected to be treated as a single series with the Existing Notes and will have the same terms as those of the Existing Notes, except that (i) the Additional Notes will be subject to a separate registration rights agreement and (ii) the Additional Notes will be issued initially under CUSIP numbers different from the Existing Notes. The Additional Notes and the Existing Notes will vote as one class under the indenture governing the Notes. Holders who exchange their Additional Notes in the contemplated registered exchange offer will receive registered notes that are expected to share a single CUSIP number with the Existing Notes, and we expect that such registered notes and the Existing Notes will thereafter be fungible.

Interest on the Notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year, commencing on December 1, 2013 for the Existing Notes and on June 1, 2014 for the Additional Notes. The Notes are Select’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Notes are fully and unconditionally guaranteed by all of Select’s wholly owned subsidiaries. The Notes are guaranteed, jointly and severally, by Select’s direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

Select may redeem some or all of the Notes prior to June 1, 2016 by paying a “make-whole” premium. Select may redeem some or all of the Notes on or after June 1, 2016 at specified redemption prices. In addition, prior to June 1, 2016, Select may redeem up to 35% of the Notes with the net proceeds of certain equity offerings at a price of 106.375% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

The indenture relating to the Notes contains covenants that, among other things, limit Select’s ability and the ability of certain of its subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the Indenture requires, among other things, Select to provide financial and current reports to holders of the Notes or file such reports electronically with the SEC. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from April 1, 2014 through December 31, 2014 and the years after 2014 are approximately as follows and are presented net of the discounts on the senior secured credit facility term loans and premium on the senior notes (in thousands):

April 1, 2014 — December 31, 2014	$13,337
2015	10,516
2016	391,916
2017	4,265
2018	480,216
2019 and beyond	711,950

Loss on Early Retirement of Debt

On March 4, 2014, Select amended its term loans under its senior secured credit facility.  During the three months ended March 31, 2014, the Company recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount, and certain fees incurred related to term loan modifications.

On March 22, 2013, the Company redeemed Select’s 7 5/8% senior subordinated notes due 2015 and redeemed Holdings’ senior floating rate notes due 2015.  During the three months ended March 31, 2013, the Company recognized a loss on early retirement of debt of $1.5 million for unamortized debt issuance costs of which approximately $0.5 million was associated with Select’s redemption of its 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings’ redemption of its senior floating rate notes due 2015.

6.  Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt.  The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of Select’s senior secured credit facility was $827.8 million and $880.0 million at December 31, 2013 and March 31, 2014, respectively.  The fair value of Select’s senior secured credit facility was $828.3 million and $876.4 million at December 31, 2013 and March 31, 2014, respectively.  The fair value of Select’s senior secured credit facility was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 6.375% senior notes was $600.0 million and $711.6 million at December 31, 2013 and March 31, 2014, respectively.  The fair value of Select’s 6.375% senior notes was $586.5 million and $721.4 million at December 31, 2013 and March 31, 2014, respectively.  The fair value of this debt was based on quoted market prices.

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

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select with the exception of total assets:

	Three Months Ended March 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$557,751	$192,101	$103	$749,955
Adjusted EBITDA	93,347	22,833	(16,099)	100,081
Total assets	2,202,236	504,541	102,059	2,808,836
Capital expenditures	10,897	2,845	257	13,999

	Three Months Ended March 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$564,625	$197,850	$103	$762,578
Adjusted EBITDA	92,150	20,989	(16,311)	96,828
Total assets	2,290,655	525,040	100,031	2,915,726
Capital expenditures	21,498	3,630	2,171	27,299

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$93,347	$22,833	$(16,099)
Depreciation and amortization	(11,862)	(2,969)	(971)
Stock compensation expense	—	—	(1,749)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$81,485	$19,864	$(18,819)	$82,530	$82,530
Loss on early retirement of debt				(1,467)	(508)
Equity in earnings of unconsolidated subsidiaries				1,058	1,058
Interest expense				(23,458)	(21,048)
Income before income taxes				$58,663	$62,032

	Three Months March 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$92,150	$20,989	$(16,311)
Depreciation and amortization	(12,095)	(3,212)	(922)
Stock compensation expense	—	—	(2,155)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$80,055	$17,777	$(19,388)	$78,444	$78,444
Loss on early retirement of debt				(2,277)	(2,277)
Equity in losses of unconsolidated subsidiaries				908	908
Interest expense				(20,616)	(20,616)
Income before income taxes				$56,459	$56,459

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

	For the Three Months Ended March 31,
	2013	2014
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$34,418	$33,044
Less: Earnings allocated to unvested restricted stockholders	708	770
Net income available to common stockholders	$33,710	$32,274

Denominator:
Weighted average shares — basic	137,389	135,540
Effect of dilutive securities:
Stock options	209	413
Weighted average shares — diluted	137,598	135,953

Basic income per common share	$0.25	$0.24
Diluted income per common share	$0.24	$0.24

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Three Months Ended March 31,
	2013	2014
	(in thousands)
Stock options	1,554	12

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby.  The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act.  Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (‘‘SSH-Evansville’’) and two former case managers at SSH-Evansville.  The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville.  On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days.  The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through May 16, 2014.

In January 2014, representatives of the United States Attorney’s Office for the Southern District of Indiana and the Office of Attorney General for the State of Indiana informed the Company that, while they have not yet decided whether to intervene in the case, their investigation is continuing concerning allegations that SSH-Evansville admitted patients for whom long-term acute care was not medically necessary, up-coded diagnoses at  admission, discharged patients too early or held patients too long, readmitted patients discharged to short-stay acute care hospitals only after nine days to enable billing for two admissions, and allowed unnecessary bronchoscopies to be performed.  The Company is involved in ongoing discussions with the government regarding this matter.

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

Construction Commitments

At March 31, 2014, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $19.7 million.

10.  Subsequent Event

On April 30, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share.  The dividend will be payable on or about May 28, 2014 to stockholders of record as of the close of business on May 16, 2014.

11.  Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2013 and March 31, 2014 and for the three months ended March 31, 2013 and 2014.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

	Select Medical Corporation
	Consolidating Balance Sheet
	March 31, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$70	$3,160	$1,462	$—		$4,692
Accounts receivable, net	—	405,944	61,794	—		467,738
Current deferred tax asset	7,288	6,025	4,468	—		17,781
Intercompany receivables	—	1,040,402	97,006	(1,137,408	)(a)	—
Other current assets	11,788	27,702	4,798	—		44,288
Total Current Assets	19,146	1,483,233	169,528	(1,137,408)		534,499

Property and equipment, net	16,571	444,841	58,782	—		520,194
Investment in affiliates	3,091,734	76,777	—	(3,168,511	)(b)(c)	—
Goodwill	—	1,642,857	—	—		1,642,857
Non-current deferred tax asset	8,878	—	—	(8,878	)(d)	—
Other identifiable intangibles	—	71,980	—	—		71,980
Other assets	38,598	106,982	616	—		146,196

Total Assets	$3,174,927	$3,826,670	$228,926	$(4,314,797)		$2,915,726

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$18,476	$—	$—	$—		$18,476
Current portion of long-term debt and notes payable	7,144	7,379	912	—		15,435
Accounts payable	8,023	71,790	13,209	—		93,022
Intercompany payables	1,137,408	—	—	(1,137,408	)(a)	—
Accrued payroll	913	71,878	290	—		73,081
Accrued vacation	4,781	49,620	7,779	—		62,180
Accrued interest	15,406	1,359	—	—		16,765
Accrued other	42,894	32,550	6,856	—		82,300
Income taxes payable	19,645	—	—	—		19,645
Due to third party payors	—	404	787	—		1,191
Total Current Liabilities	1,254,690	234,980	29,833	(1,137,408)		382,095

Long-term debt, net of current portion	1,163,004	370,919	62,842	—		1,596,765
Non-current deferred tax liability	—	97,656	7,724	(8,878	)(d)	96,502
Other non-current liabilities	55,830	34,140	5,120	—		95,090

Total Liabilities	2,473,524	737,695	105,519	(1,146,286)		2,170,452

Redeemable non-controlling interests	—	—	11,276	—		11,276

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	875,264	—	—	—		875,264
Retained earnings	(173,861)	952,332	15,346	(967,678	)(c)	(173,861)
Subsidiary investment	—	2,136,643	64,190	(2,200,833	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	701,403	3,088,975	79,536	(3,168,511)		701,403

Non-controlling interests	—	—	32,595	—		32,595
Total Equity	701,403	3,088,975	112,131	(3,168,511)		733,998

Total Liabilities and Equity	$3,174,927	$3,826,670	$228,926	$(4,314,797)		$2,915,726

(a) Elimination of intercompany.

(b) Elimination of investments in consolidated subsidiaries.

(c) Elimination of investments in consolidated subsidiaries’ earnings.

(d) Reclass of non-current deferred tax assset to report net non-current deferred tax liability in consolidation.

	Select Medical Corporation Consolidating Statement of Operations For the Three Months Ended March 31, 2014 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$103	$655,233	$107,242	$—		$762,578

Costs and expenses:
Cost of services	445	545,809	92,510	—		638,764
General and administrative	19,312	(1,189)	—	—		18,123
Bad debt expense	—	9,164	1,854	—		11,018
Depreciation and amortization	923	12,829	2,477	—		16,229
Total costs and expenses	20,680	566,613	96,841	—		684,134

Income (loss) from operations	(20,577)	88,620	10,401	—		78,444

Other income and expense:
Intercompany interest and royalty fees	(282)	285	(3)	—		—
Intercompany management fees	38,868	(33,818)	(5,050)	—		—
Equity in earnings of unconsolidated subsidiaries	—	887	21	—		908
Loss on early retirement of debt	(2,277)	—	—	—		(2,277)
Interest expense	(13,796)	(5,797)	(1,023)	—		(20,616)

Income from operations before income taxes	1,936	50,177	4,346	—		56,459

Income tax expense	925	20,973	194	—		22,092
Equity in earnings of subsidiaries	32,033	2,434	—	(34,467	)(a)	—

Net income	33,044	31,638	4,152	(34,467)		34,367

Less: Net income attributable to non-controlling interests	—	—	1,323	—		1,323
Net income attributable to Select Medical Corporation	$33,044	$31,638	$2,829	$(34,467)		$33,044

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2014 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$33,044	$31,638	$4,152	$(34,467	)(a)	$34,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	923	12,829	2,477	—		16,229
Provision for bad debts	—	9,164	1,854	—		11,018
Equity in earnings of unconsolidated subsidiaires	—	(887)	(21)	—		(908)
Loss on early retirement of debt	2,277	—	—	—		2,277
Loss from disposal or sale of assets	—	6	115	—		121
Non-cash stock compensation expense	2,155	—	—	—		2,155
Amortization of debt discount, premium and issuance costs	2,051	—	—	—		2,051
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(32,033)	(2,434)	—	34,467	(a)	—
Accounts receivable	—	(78,241)	(9,196)	—		(87,437)
Other current assets	(2,043)	(1,153)	52	—		(3,144)
Other assets	(3,324)	(606)	(8)	—		(3,938)
Accounts payable	1,274	3,211	247	—		4,732
Due to third-party payors	—	1,053	101	—		1,154
Accrued expenses	(12,117)	(1,362)	(478)	—		(13,957)
Income and deferred taxes	19,280	—	—	—		19,280
Net cash provided by (used in) operating activities	11,487	(26,782)	(705)	—		(16,000)

Investing activities
Purchases of property and equipment	(2,171)	(23,636)	(1,492)	—		(27,299)
Investment in businesses, net of distributions	—	(124)	—	—		(124)
Acquisition of businesses, net of cash acquired	—	(375)	—	—		(375)
Net cash used in investing activities	(2,171)	(24,135)	(1,492)	—		(27,798)

Financing activities
Borrowings on revolving credit facility	285,000	—	—	—		285,000
Payments on revolving credit facility	(200,000)	—	—	—		(200,000)
Payments on credit facility term loans	(33,994)	—	—	—		(33,994)
Issuance of 6.375% senior notes, includes premium	111,650	—	—	—		111,650
Borrowings of other debt	6,111	—	—	—		6,111
Principal payments on other debt	(2,567)	(80)	(420)	—		(3,067)
Debt issuance costs	(4,434)	—	—	—		(4,434)
Proceeds from bank overdrafts	5,970	—	—	—		5,970
Equity investment by Holdings	1,943	—	—	—		1,943
Dividends paid to Holdings	(123,556)	—	—	—		(123,556)
Intercompany	(55,440)	51,059	4,381	—		—
Distributions to non-controlling interests	—	—	(1,452)	—		(1,452)
Net cash provided by (used in) financing activities	(9,317)	50,979	2,509	—		44,171

Net increase (decrease) in cash and cash equivalents	(1)	62	312	—		373

Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319
Cash and cash equivalents at end of period	$70	$3,160	$1,462	$—		$4,692

(a)  Elimination of equity in earnings of consolidated subsidiaries.

	Select Medical Corporation
	Consolidating Balance Sheet
	December 31, 2013
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$71	$3,098	$1,150	$—		$4,319
Accounts receivable, net	—	337,517	54,452	(650	)(a)	391,319
Current deferred tax asset	7,965	5,214	4,445	—		17,624
Intercompany receivables	—	1,079,736	105,028	(1,184,764	)(b)	—
Other current assets	9,745	26,545	4,850	—		41,140
Total Current Assets	17,781	1,452,110	169,925	(1,185,414)		454,402

Property and equipment, net	15,624	434,040	59,438	—		509,102
Investment in affiliates	3,059,581	83,012	—	(3,142,593	)(c)(d)	—
Goodwill	—	1,642,633	—	—		1,642,633
Non-current deferred tax asset	7,662	—	—	(7,662	)(e)	—
Other identifiable intangibles	—	71,907	—	—		71,907
Other assets	35,274	103,696	608	—		139,578

Total Assets	$3,135,922	$3,787,398	$229,971		$(4,335,669)	$2,817,622

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$12,506	$—	$—	$—		$12,506
Current portion of long-term debt and notes payable	9,107	7,317	1,141	—		17,565
Accounts payable	6,749	68,574	12,962	—		88,285
Intercompany payables	1,184,764	—	—	(1,184,764	)(b)	—
Accrued payroll	1,167	88,599	245	—		90,011
Accrued vacation	4,619	47,682	7,429	—		59,730
Accrued interest	11,076	1,221	—	—		12,297
Accrued other	59,249	23,493	7,729	—		90,471
Income taxes payable	622	—	—	—		622
Due to third party payors	—	1	686	(650	)(a)	37
Total Current Liabilities	1,289,859	236,887	30,192	(1,185,414)		371,524

Long-term debt, net of current portion	1,006,201	364,060	57,449	—		1,427,710
Non-current deferred tax liability	—	96,111	7,838	(7,662	)(e)	96,287
Other non-current liabilities	53,628	33,123	5,124	—		91,875

Total Liabilities	2,349,688	730,181	100,603	(1,193,076)		1,987,396

Redeemable non-controlling interests	—	—	11,584	—		11,584

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	869,576	—	—	—		869,576
Retained earnings	(83,342)	920,694	21,186	(941,880	)(d)	(83,342)
Subsidiary investment	—	2,136,523	64,190	(2,200,713	)(c)	—
Total Select Medical Corporation Stockholder’s Equity	786,234	3,057,217	85,376	(3,142,593)		786,234

Non-controlling interests	—	—	32,408	—		32,408
Total Equity	786,234	3,057,217	117,784	(3,142,593)		818,642

Total Liabilities and Equity	$3,135,922	$3,787,398	$229,971		$(4,335,669)	$2,817,622

(a) Reclass portion of due to third party payor to accounts receivable net in consolidation.

(b) Elimination of intercompany.

(c)  Elimination of investments in consolidated subsidiaries.

(d)  Elimination of investments in consolidated subsidiaries’ earnings.

(e) Reclass of non-current deferred tax assset to report net non-current deferred tax liability in consolidation.

	Select Medical Corporation Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2013
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$103	$643,437	$106,415	$—		$749,955

Costs and expenses:
Cost of services	553	536,247	88,104	—		624,904
General and administrative	17,366	32	—	—		17,398
Bad debt expense	—	7,823	1,498	—		9,321
Depreciation and amortization	970	12,503	2,329	—		15,802
Total costs and expenses	18,889	556,605	91,931	—		667,425

Income (loss) from operations	(18,786)	86,832	14,484	—		82,530

Other income and expense:
Intercompany interest and royalty fees	(394)	386	8	—		—
Intercompany management fees	19,729	(15,402)	(4,327)	—		—
Equity in earnings of unconsolidated subsidiaries	—	1,025	33	—		1,058
Loss on early retirement of debt	(508)	—	—	—		(508)
Interest expense	(14,726)	(5,322)	(1,000)	—		(21,048)

Income (loss) from operations before income taxes	(14,685)	67,519	9,198	—		62,032

Income tax expense (benefit)	(4,643)	27,664	19	—		23,040
Equity in earnings of subsidiaries	46,650	6,682	—	(53,332	)(a)	—

Net income	36,608	46,537	9,179	(53,332)		38,992
Less: Net income attributable to non-controlling interests	—	—	2,384	—		2,384
Net income attributable to Select Medical Corporation	$36,608	$46,537	$6,795	$(53,332)		$36,608

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2013
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$36,608	$46,537	$9,179	$(53,332	)(a)	$38,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	970	12,503	2,329	—		15,802
Provision for bad debts	—	7,823	1,498	—		9,321
Equity in earnings of unconsolidated subsidiaires	—	(1,025)	(33)	—		(1,058)
Loss on early retirement of debt	508	—	—	—		508
Loss on disposal or sale of assets	—	34	7	—		41
Non-cash stock compensation expense	1,749	—	—	—		1,749
Amortization of debt discount and issuance costs	2,215	—	—	—		2,215
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(46,650)	(6,682)	—	53,332	(a)	—
Accounts receivable	—	(63,260)	(14,703)	—		(77,963)
Other current assets	(4,337)	(4,008)	1,938	—		(6,407)
Other assets	(2,896)	13,060	(10,816)	—		(652)
Accounts payable	1,497	2,337	296	—		4,130
Due to third-party payors	—	1,601	296	—		1,897
Accrued expenses	(18,957)	1,784	(269)	—		(17,442)
Income and deferred taxes	22,472	—	—	—		22,472
Net cash provided by (used in) operating activities	(6,821)	10,704	(10,278)	—		(6,395)

Investing activities
Purchases of property and equipment	(257)	(11,672)	(2,070)	—		(13,999)
Investment in businesses, net of distributions	—	(9,977)	—	—		(9,977)
Net cash used in investing activities	(257)	(21,649)	(2,070)	—		(23,976)

Financing activities
Borrowings on revolving credit facility	190,000	—	—	—		190,000
Payments on revolving credit facility	(230,000)	—	—	—		(230,000)
Borrowings on credit facility term loans, net of discount	298,500	—	—	—		298,500
Payments on credit facility term loans	(3,563)	—	—	—		(3,563)
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(70,000)	—	—	—		(70,000)
Borrowings of other debt	5,826	—	—	—		5,826
Principal payments on other debt	(2,079)	(88)	(124)	—		(2,291)
Debt issuance costs	(4,209)	—	—	—		(4,209)
Dividends paid to Holdings	(182,862)	—	—	—		(182,862)
Repayments of bank overdrafts	(5,629)	—	—	—		(5,629)
Intercompany	(23,926)	11,085	12,841	—		—
Distributions to non-controlling interests	—	—	(1,045)	—		(1,045)
Net cash provided by (used in) financing activities	(27,942)	10,997	11,672	—		(5,273)

Net increase (decrease) in cash and cash equivalents	(35,020)	52	(676)	—		(35,644)

Cash and cash equivalents at beginning of period	35,070	3,734	1,340	—		40,144
Cash and cash equivalents at end of period	$50	$3,786	$664	$—		$4,500

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

•                  the failure of our facilities operated as ‘‘hospitals within hospitals’’ to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

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

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” for the year ended December 31, 2013 contained in our annual report on Form 10-K filed with the SEC on February 25, 2014.

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

Overview

We began operations in 1997, and we believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of March 31, 2014, we operated 110 long term acute care hospitals, or “LTCHs,” and 15 inpatient rehabilitation facilities, or “IRFs,” in 28 states, and 1,017 outpatient rehabilitation clinics in 32 states and the District of Columbia.  We also provide medical rehabilitation services on a contract basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  As of March 31, 2014 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $762.6 million for the three months ended March 31, 2014.  Of this total, we earned approximately 74% of our net operating revenues from our specialty hospital segment and approximately 26% from our outpatient rehabilitation segment.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Our outpatient rehabilitation segment consists of clinics and contract therapy locations that provide physical, occupational and speech rehabilitation services.

Significant Events

Dividend Payment

On February 19, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share. The dividend, totaling $14.1 million, was paid on March 10, 2014 to stockholders of record as of the close of business on March 3, 2014.

Stock Repurchase Program

On April 30, 2014, Holdings’ board of directors authorized an increase of $150.0 million in the capacity of its common stock repurchase program from $350.0 million to $500.0 million and extended the program until December 31, 2016.  The Company repurchased a total of 10,000,000 shares of common stock at a total cost of $109.5 million, or $10.95 per share, during the quarter ended March 31, 2014.  The shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to a stock purchase agreement dated February 26, 2014.  See the section titled “Capital Resources” for additional discussion related to our stock repurchase program.

Financing Transactions

Senior Secured Credit Facilities

On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

•                  convert the remaining series B term loan to a new term loan tranche, which we refer to as the series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series D term loan at December 20, 2016;

•                  convert the remaining series C term loan to a new term loan tranche, which we refer to as the series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series E term loan at June 1, 2018;

•                  beginning with the quarter ending March 31, 2014, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.00 to 1.00 from 4.50 to 1.00;

•                  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to September 4, 2014 in the case of the series D term loans and March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

•                  amend the definition of “Available Amount” in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

Senior Notes

On March 11, 2014 we issued $110.0 million of 6.375% senior notes due June 1, 2021, at 101.50% of the aggregate principal amount resulting in the receipt of gross proceeds of $111.7 million.

See the section titled “Capital Resources” for additional discussion related to our financing activities.

Budget Control Act of 2011

On April 1, 2013, a federally mandated 2% reduction to Medicare payments (the “Sequestration Reduction”) was implemented resulting in reductions to both our net operating revenues and income from operations in the three months ended March 31, 2014 of approximately $7.6 million, of which approximately $7.2 million was related to our specialty hospitals and $0.4 million was related to our outpatient rehabilitation segment.  See the section titled “Regulatory Changes” — “Budget Control Act of 2011” for additional discussion of this regulatory change.

American Taxpayer Relief Act of 2012

On April 1, 2013, the multiple procedure payment reduction (“MPPR Reduction”) for therapy services was increased from 25% to 50% resulting in reductions to both our net operating revenues and income from operations of approximately $2.1 million in the three months ended March 31, 2014.  See the section titled “Multiple Procedure Payment Reduction” for additional discussion of this regulatory change.

Summary Financial Results

Three Months Ended March 31, 2014

For the three months ended March 31, 2014, our net operating revenues increased 1.7% to $762.6 million compared to $750.0 million for the three months ended March 31, 2013.  We experienced increases in net operating revenues in both our specialty hospital and outpatient rehabilitation segments.  We had income from operations for the three months ended March 31, 2014 of $78.4 million compared to $82.5 million for the three months ended March 31, 2013.  Our Adjusted EBITDA for the three months ended March 31, 2014 was $96.8 million, compared to $100.1 million for the three months ended March 31, 2013 and our Adjusted EBITDA margin was 12.7% for the three months ended March 31, 2014 compared to 13.3% for the three months ended March 31, 2013.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.  The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to the Sequestration Reduction and the MPPR Reduction, which were accompanied by no relative offsetting reduction in costs and the effects of extreme winter weather conditions on net operating revenues at several of our outpatient rehabilitation clinics that we were unable to mitigate by reducing costs.

Net income attributable to Holdings was $33.0 million for the three months ended March 31, 2014, compared to $34.4 million for the three months ended March 31, 2013, and was principally effected by the decrease in our income from operations as discussed above, offset in part, by a decrease in interest expense.

Regulatory Changes

In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies.  The following is a discussion of recent regulatory changes that are affecting our results of operations in 2014 or may have an effect on our future results of operations.  Our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 25, 2014 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

Budget Control Act of 2011

The Budget Control Act of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. On April 1, 2013, a 2% reduction to Medicare payments was implemented. For the period from January 1, 2014 to March 31, 2014, this reduction has reduced both our net operating revenues and income from operations by approximately $7.6 million.

Medicare Payment of Long Term Acute Care Hospital Services (“LTCH-PPS”)

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2014

On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 includes a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the Patient Protection and Affordable Care Act, or the “PPACA,” and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases was set at $13,314, which is a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2015

On April 30, 2014, CMS released an advanced copy of the proposed policies and payment rates for the LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate would be set at $40,944, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015, if adopted, would include a market basket increase of 2.7%, less a productivity adjustment of 0.4%, less an additional reduction of 0.2% mandated by the PPACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases would be set at $15,730, which is an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from an individual hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions thresholds during a particular cost reporting period. The Bipartisan Budget Act of 2013 delays, and in some cases permanently suspends, the application of the 25 Percent Rule. After the expiration of the delay, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. This regulatory change will have an adverse financial impact on the net operating revenues and profitability of many of our LTCH hospitals for cost reporting periods beginning on or after July 1, 2016 or October 1, 2016, depending on the specific classification of LTCH.

One-Time Budget Neutrality Adjustment

The regulations governing LTCH-PPS authorizes CMS to make a one-time adjustment to the standard federal rate to correct any “significant difference between actual payments and estimated payments for the first year” of LTCH-PPS.  In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted a one-time budget neutrality adjustment that results in a permanent negative adjustment of 3.75% to the LTCH base rate.  CMS is implementing the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015.

Medicare Market Basket Adjustments for Long Term Acute Care Hospitals

The PPACA instituted a market basket payment adjustment to LTCHs. In fiscal year 2014, the market basket update was reduced by 0.3%.  Fiscal years 2015 and 2016 the market basket update will be reduced by 0.2%.  Finally, in fiscal years 2017-2019, the market basket update will be reduced by 0.75%.  The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

Moratorium on New LTCHs and New LTCH Beds

The Bipartisan Budget Act of 2013 reinstated a moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities, beginning January 1, 2015 through September 30, 2017.  The Protecting Access to Medicare Act of 2014 advanced the commencement date of the new moratorium from January 1, 2015 to April 1, 2014.  The Protecting Access to Medicare Act of 2014 includes exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellites facilities currently under development.  The new moratorium will not apply to LTCHs or LTCH satellites facilities that: (1) began their qualifying period to become an LTCH on or before April 1, 2014; (2) have a binding written agreement as of April 1, 2014 with an unrelated party for construction, renovation, or lease for an LTCH and have expended, before April 1, 2014, at least 10% of the estimated cost of the project (or, if less, $2,500,000); or (3) have obtained a certificate of need on or before April 1, 2014.

Proposed Expansion of the Interrupted Stay Policy and Termination of the 5 Percent Readmissions Policy

The interrupted stay policy under LTCH-PPS results in a bundled payment to the LTCH if a patient is discharged from an LTCH and admitted to a general acute care hospital paid under IPPS, an IRF or a skilled nursing facility, and then directly readmitted to the LTCH within a specified period of time.  In the proposed update to the LTCH-PPS for fiscal year 2015, CMS is proposing to amend the applicable day thresholds under the “greater than 3-day interruption of stay policy” for all provider-types (i.e. general acute care hospital, IRF or skilled nursing facility) to 30 days, which would be consistent with the 30 day window for general acute care hospitals that is applied under the Hospital Readmissions Reductions Program and the Hospital Inpatient Quality Reporting program. Under this proposal, Medicare payments to LTCHs for patients discharged on or after October 1, 2014, who are treated in an acute care hospital, IRF, or skilled nursing facility and readmitted to the same LTCH within 30 days of the initial LTCH discharge, both discharges from the LTCH would be treated as one episode of care and a single discharge payment would be made to the LTCH. Simultaneously, CMS is proposing to eliminate the “5 percent readmissions” policy under which readmissions from co-located providers in excess of 5 percent are paid a single LTCH payment rather than two payments (one for both the admission and readmission).  CMS data indicates that the majority of such cases subject to the 5 percent readmission policy would be captured by this proposed payment adjustment under the revised interrupted stay policy. CMS also indicated that the new statutory revisions to the LTCH-PPS, which will be implemented for discharges beginning on or after October 1, 2015 (establishing clinical criteria for standard LTCH-PPS payments) will further negate the need for the 5 percent policy.

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

Medicare Payment of Outpatient Rehabilitation Services

Medicare Physician Fee Schedule and Sustainable Growth Rate Update

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.  The Medicare physician fee schedule rates are automatically updated annually based on the sustainable growth rate (“SGR”) formula, contained in legislation.  The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through April 1, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. On December 10, 2013, CMS estimated a 20.1% reduction in the Medicare physician fee schedule payment rates for calendar year 2014 as a result of the SGR formula. The Bipartisan Budget Act of 2013 prevented the 20.1% reduction for services provided through March 31, 2014.  The Protecting Access to Medicare Act of 2014 temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014 and a 0% payment update from January 1, 2015 through March 31, 2015. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.

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

The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. However, the Protecting Access to Medicare Act of 2014, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits to hospital outpatient department settings will sunset on March 31, 2015 unless Congress extends it.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity.  The Protecting Access to Medicare Act of 2014 extends the exceptions process for outpatient therapy caps through March 31, 2015. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning April 1, 2015, except those services furnished and billed by outpatient hospital departments.

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

	Three Months Ended March 31,
	2013	2014
Specialty hospital data(1):
Number of hospitals owned - start of period	116	115
Number of hospitals acquired	—	—
Number of hospital start-ups	—	2
Number of hospitals closed/sold	—	—
Number of hospitals owned - end of period	116	117
Number of hospitals managed - end of period	6	8
Total number of hospitals (all) - end of period	122	125
Long term acute care hospitals	110	110
Rehabilitation hospitals	12	15
Available licensed beds (2)	5,158	5,232
Admissions (2)	13,856	13,941
Patient days (2)	339,382	341,551
Average length of stay (days) (2)	25	25
Net revenue per patient day (2)(3)	$1,543	$1,539
Occupancy rate (2)	73%	73%
Percent patient days - Medicare (2)	65%	63%

Outpatient rehabilitation data:
Number of clinics owned - start of period	867	885
Number of clinic acquired	—	10
Number of clinic start-ups	4	5
Number of clinics closed/sold	—	—
Number of clinics owned - end of period	871	900
Number of clinics managed - end of period	114	117
Total number of clinics (all) - end of period	985	1,017
Number of visits (2)	1,162,623	1,174,790
Net revenue per visit (2)(4)	$105	$104

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2014	2013	2014
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.3	83.8	83.3	83.8
General and administrative	2.3	2.4	2.3	2.4
Bad debt expense	1.3	1.4	1.3	1.4
Depreciation and amortization	2.1	2.1	2.1	2.1
Income from operations	11.0	10.3	11.0	10.3
Loss on early retirement of debt	(0.2)	(0.3)	(0.1)	(0.3)
Equity in earnings of unconsolidated subsidiaries	0.1	0.1	0.1	0.1
Interest expense	(3.1)	(2.7)	(2.7)	(2.7)
Income before income taxes	7.8	7.4	8.3	7.4
Income tax expense	2.9	2.9	3.1	2.9
Net income	4.9	4.5	5.2	4.5
Net income attributable to non-controlling interests	0.3	0.2	0.3	0.2
Net income attributable to Holdings and Select	4.6%	4.3%	4.9%	4.3%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended March 31,			Three Months Ended March 31,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$557,751	$564,625	1.2%	$557,751	$564,625	1.2%
Outpatient rehabilitation	192,101	197,850	3.0	192,101	197,850	3.0
Other(2)	103	103	0.0	103	103	0.0
Total company	$749,955	$762,578	1.7%	$749,955	$762,578	1.7%

Income (loss) from operations:
Specialty hospitals	$81,485	$80,055	(1.8)%	$81,485	$80,055	(1.8)%
Outpatient rehabilitation	19,864	17,777	(10.5)	19,864	17,777	(10.5)
Other(2)	(18,819)	(19,388)	(3.0)	(18,819)	(19,388)	(3.0)
Total company	$82,530	$78,444	(5.0)%	$82,530	$78,444	(5.0)%

Adjusted EBITDA:(3)
Specialty hospitals	$93,347	$92,150	(1.3)%	$93,347	$92,150	(1.3)%
Outpatient rehabilitation	22,833	20,989	(8.1)	22,833	20,989	(8.1)
Other(2)	(16,099)	(16,311)	(1.3)	(16,099)	(16,311)	(1.3)
Total company	$100,081	$96,828	(3.3)%	$100,081	$96,828	(3.3)%

Adjusted EBITDA margin:(3)
Specialty hospitals	16.7%	16.3%		16.7%	16.3%
Outpatient rehabilitation	11.9	10.6		11.9	10.6
Other(2)	N/M	N/M		N/M	N/M
Total company	13.3%	12.7%		13.3%	12.7%

Total assets:
Specialty hospitals	$2,202,236	$2,290,655		$2,202,236	$2,290,655
Outpatient rehabilitation	504,541	525,040		504,541	525,040
Other(2)	102,059	100,031		102,059	100,031
Total company	$2,808,836	$2,915,726		$2,808,836	$2,915,726

Purchases of property and equipment:
Specialty hospitals	$10,897	$21,498		$10,897	$21,498
Outpatient rehabilitation	2,845	3,630		2,845	3,630
Other(2)	257	2,171		257	2,171
Total company	$13,999	$27,299		$13,999	$27,299

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Net income	$36,802	$34,367	$38,992	$34,367
Income tax expense	21,861	22,092	23,040	22,092
Interest expense	23,458	20,616	21,048	20,616
Loss on early retirement of debt	1,467	2,277	508	2,277
Equity in earnings of unconsolidated subsidiaries	(1,058)	(908)	(1,058)	(908)
Stock compensation expense:
Included in general and administrative	1,196	1,710	1,196	1,710
Included in cost of services	553	445	553	445
Depreciation and amortization	15,802	16,229	15,802	16,229
Adjusted EBITDA	$100,081	$96,828	$100,081	$96,828

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

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

Net Operating Revenues

Our net operating revenues increased by 1.7% to $762.6 million for the three months ended March 31, 2014 compared to $750.0 million for the three months ended March 31, 2013.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 1.2% to $564.6 million for the three months ended March 31, 2014 compared to $557.8 million for the three months ended March 31, 2013.  We achieved growth in our net operating revenues principally from increased patient volume and expansion of contracted labor services provided to certain of our non-consolidated joint ventures.  Our patient days increased 0.6% to 341,551 days for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.  Our occupancy percentage was 73% in both the three months ended March 31, 2014 and 2013.  Our average net revenue per patient day declined to $1,539 for the three months ended March 31, 2014 compared to $1,543 for the three months ended March 31, 2013.  The reduction in our Medicare net operating revenue due to the Sequestration Reduction was $7.2 million for the three months ended March 31, 2014.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 3.0% to $197.9 million for the three months ended March 31, 2014 compared to $192.1 million for the three months ended March 31, 2013, principally the result of increased patient visits in our clinics and the expansion of contracted management services in both our clinic and contract therapy operations.  The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended March 31, 2014 increased 2.2% compared to the three months ended March 31, 2013.  Our growth was principally due to a 1.0% increase in visits to 1,174,790 at our owned clinics and additional contracted management service revenue at our managed clinics for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Growth at our outpatient rehabilitation clinics was offset in part by a reduction in our net revenue per visit principally caused by the Sequestration Reduction of $0.4 million and the MPPR Reduction of $2.1 million.  Net revenue per visit in our owned outpatient rehabilitation clinics was $104 for the three months ended March 31, 2014 compared to $105 for the three months ended March 31, 2013.  Our contract therapy business experienced an increase in net operating revenues of $2.6 million compared to the three months ended March 31, 2013, which principally resulted from new contracts and expansion of services of existing contracts, which more than offset reductions from terminated contracts.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $16.3 million to $667.9 million, or 87.6% of net operating revenues for the three months ended March 31, 2014 compared to $651.6 million, or 86.9% of net operating revenues for the three months ended March 31, 2013.  We experienced increases in cost of services in both our specialty hospital and outpatient rehabilitation segments.  Our cost of services, a major component of which is labor expense, was $638.8 million, or 83.8% of net operating revenues for the three months ended March 31, 2014 compared to $624.9 million, or 83.3% of net operating revenues for the three months ended March 31, 2013.  The principal causes of the increases in cost of services as a percentage of net operating revenues resulted from increases in labor costs to provide contracted services to certain of our non-consolidated joint ventures, loss of net operating revenues caused by the Sequestration Reduction and the MPPR Reduction discussed above under ‘‘Net Operating Revenues,’’ which reductions were accompanied by no relative offsetting reduction in costs and the effects of extreme winter weather conditions on net operating revenues at several of our outpatient rehabilitation clinics that we were unable to mitigate by reducing costs. Facility rent expense, a component of cost of services, was $31.5 million for the three months ended March 31, 2014 compared to $30.4 million for the three months ended March 31, 2013.  General and administrative expenses were 2.4% of net operating revenues or $18.1 million for the three months ended March 31, 2014 compared to 2.3% of net operating revenues or $17.4 million for the three months ended March 31, 2013.  Our bad debt expense was $11.0 million or 1.4% of net operating revenues for the three months ended March 31, 2014 compared to $9.3 million or 1.3% of net operating revenues for the three months ended March 31, 2013.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA for our specialty hospitals decreased 1.3% to $92.2 million for the three months ended March 31, 2014 compared to $93.3 million for the three months ended March 31, 2013.  Our Adjusted EBITDA margin for the segment decreased to 16.3% for the three months ended March 31, 2014 from 16.7% for the three months ended March 31, 2013.  The decrease in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals was principally the result of lost net operating revenues caused by the Sequestration Reduction, which reduction was accompanied by no relative offsetting reduction in costs as discussed above under “Net Operating Revenues,” and “Operating Expenses”.

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment decreased 8.1% to $21.0 million, for the three months ended March 31, 2014 compared to $22.8 million for the three months ended March 31, 2013.  Our Adjusted EBITDA margin for the outpatient rehabilitation segment decreased to 10.6% for the three months ended March 31, 2014 from 11.9% for the three months ended March 31, 2013.  The Adjusted EBITDA in our outpatient rehabilitation clinics decreased by $2.2 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.  Our Adjusted EBITDA margins for our outpatient rehabilitation clinics were 11.6% for the three months ended March 31, 2014 compared to 13.3% for the three months ended March 31, 2013.  The decrease in Adjusted EBITDA and Adjusted EBITDA margin for our outpatient rehabilitation clinics was principally the result of lost net operating revenues caused by the Sequestration Reduction and the MPPR Reduction, which reductions were accompanied by no relative offsetting reduction in costs as discussed above under “Net Operating Revenues,” and “Operating Expenses” and the effects of extreme winter weather conditions on net operating revenues at several of our outpatient rehabilitation clinics discussed above under “Operating Expenses.”

Other.  The Adjusted EBITDA loss was $16.3 million for the three months ended March 31, 2014 compared to an Adjusted EBITDA loss of $16.1 million for the three months ended March 31, 2013.

Income from Operations

For the three months ended March 31, 2014 we had income from operations of $78.4 million compared to $82.5 million for the three months ended March 31, 2013.  The decrease in our income from operations resulted principally from the Sequestration Reduction and the MPPR Reduction, as discussed above under “Net Operating Revenues,” and “Operating Expenses” and the effects of extreme winter weather conditions on net operating revenues at several of our outpatient clinics discussed above under “Operating Expenses.”

Loss on Early Retirement of Debt

On March 4, 2014, we amended Select’s term loans under its senior secured credit facility.  During the three months ended March 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

On March 22, 2013, we redeemed Select’s 7 5/8% senior subordinated notes due 2015 and redeemed Holdings’ senior floating rate notes due 2015.  During the three months ended March 31, 2013, we recognized a loss on early retirement of debt of $1.5 million for unamortized debt issuance costs of which approximately $0.5 million was associated with Select’s redemption of its 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings’ redemption of its senior floating rate notes due 2015.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended March 31, 2014, we had equity in earnings of unconsolidated subsidiaries of $0.9 million compared to equity in earnings of unconsolidated subsidiaries of $1.1 million for the three months ended March 31, 2013.  The principal decrease in our equity in earnings of unconsolidated subsidiaries resulted from losses incurred by start-up companies where we own a minority interest.

Interest Expense

Select Medical Corporation.  Interest expense was $20.6 million for the three months ended March 31, 2014 compared to $21.0 million for the three months ended March 31, 2013.  The decrease in interest expense was principally due to lower interest rates on borrowings during the three months ended March 31, 2014.

Select Medical Holdings Corporation.  Interest expense was $20.6 million for the three months ended March 31, 2014 compared to $23.5 million for the three months ended March 31, 2013.  The decrease in interest expense was principally due to lower interest rates on borrowings during the three months ended March 31, 2014 and to a lesser extent lower average borrowings outstanding during the period.

Income Taxes

Select Medical Corporation. We recorded income tax expense of $22.1 million for the three months ended March 31, 2014. The expense represented an effective tax rate of 39.1%.  We recorded income tax expense of $23.0 million for the three months ended March 31, 2013. The expense represented an effective tax rate of 37.1%.  Select is part of the consolidated federal tax return for Holdings.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $22.1 million for the three months ended March 31, 2014, which represented an effective tax rate of 39.1%.  We recorded income tax expense of $21.9 million for the three months ended March 31, 2013, which represented an effective tax rate of 37.3%.  Our prior year effective tax rate of 37.3% was favorably impacted by a reduction in valuation reserves related to state net operating loss carryforwards and is the principal cause of the favorable effective rate comparison to the current year effective tax rate of 39.1%.

Non-controlling Interests

Non-controlling interests in consolidated earnings were $1.3 million for the three months ended March 31, 2014 and $2.4 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2014 and Three Months Ended March 31, 2013

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2014	2013	2014
	(in thousands)		(in thousands)

Cash used in operating activities	$(11,974)	$(16,000)	$(6,395)	$(16,000)
Cash used in investing activities	(23,976)	(27,798)	(23,976)	(27,798)
Cash provided by (used in) financing activities	306	44,171	(5,273)	44,171
Increase (decrease) in cash and equivalents	(35,644)	373	(35,644)	373
Cash and equivalents at beginning of period	40,144	4,319	40,144	4,319
Cash and equivalents at end of period	$4,500	$4,692	$4,500	$4,692

Operating activities for Holdings and Select used $16.0 million of cash flows for the three months ended March 31, 2014.  Operating activities for Holdings used $12.0 million and for Select used $6.4 million of cash flows for the three months ended March 31, 2013.  For the three months ended March 31, 2013, the operating cash flows of Select exceeded the operating cash flows of Holdings by $5.6 million principally due to interest payments on Holdings’ indebtedness.  The decline in operating cash flows for both Holdings and Select in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is principally due to increases in our Medicare accounts receivable.  Our days sales outstanding were 55 days at March 31, 2014 compared to 48 days at December 31, 2013 and 51 days at March 31, 2013.  The increase in our days sales outstanding between December 31, 2013 and March 31, 2014 is primarily related to the timing of payments we receive from Medicare.

Investing activities used $27.8 million of cash flow for the three months ended March 31, 2014.  The principal use of cash was for purchases of property, plant and equipment.  Investing activities used $24.0 million of cash flow for the three months ended March 31, 2013.  The use of cash last year included $14.0 million related to the purchase of property and equipment and $10.0 million related to a minority investment in an unconsolidated business.

Financing activities for Select provided $44.1 million of cash flow for the three months ended March 31, 2014.  Cash was provided by $85.0 million in net borrowings on our revolving credit facility, $111.7 million from the issuance of additional 6.375% senior notes due June 1, 2021, offset in part by a $34.0 million mandatory prepayment of term loans under our senior secured credit facility and $123.6 million of dividends paid to Holdings in the aggregate that were used to repurchase 10,000,000 shares of common stock and pay $14.1 million of dividends to common stockholders.

Financing activities for Select used $5.3 million of cash flow for the three months ended March 31, 2013.  Refinancing activities provided Select $298.5 million in term loan proceeds under the senior secured credit facility that was used in part to redeem $70.0 million principal amount of Select’s 7 5/8% senior subordinated notes, pay $4.2 million of debt issuance costs related to the refinancing activities, and pay $182.9 million in dividends to Holdings for the purpose of the repurchase of $167.3 million of its senior floating rate notes, repurchase of $10.0 million of common stock and funding Holdings $5.6 million of interest payments on its indebtedness.  Additionally, we made $40.0 million of net repayments on our revolving loans under our senior secured credit facility in the three months ended March 31, 2013.

The difference in cash flows provided by financing activities for Holdings compared to cash flows used in financing activities for Select of $5.6 million for the three months ended March 31, 2013 related to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its indebtedness as discussed above.

Capital Resources

Working capital - Holdings had net working capital of $152.4 million at March 31, 2014 compared to net working capital of $82.9 million at December 31, 2013.  The increase in net working capital is primarily due to an increase in our Medicare accounts receivable as discussed above.

Senior secured credit facilities - On March 4, 2014, Select made a principal prepayment of $34.0 million associated with our term loans in accordance with the provision in our senior secured credit facilities agreement that requires mandatory prepayments of term loans resulting from excess cash flow as defined in the senior secured credit facilities.

On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

•                  convert the remaining series B term loan to a new term loan tranche, which we refer to as the series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series D term loan at December 20, 2016;

•                  convert the remaining series C term loan to a new term loan tranche, which we refer to as the series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series E term loan at June 1, 2018;

•                  beginning with the quarter ending March 31, 2014, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.00 to 1.00 from 4.50 to 1.00;

•                  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to September 4, 2014 in the case of the series D term loans and March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

•                  amend the definition of “Available Amount” in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

Our senior secured credit facilities now provide for senior secured financing consisting of:

•                  a $300.0 million, revolving credit facility, $293.3 million of which matures on March 1, 2018 and the remaining $6.7 million maturing on June 1, 2016, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans;

•                  a $284.6 million series D term loan, maturing on December 20, 2016; and

•                  a $495.6 million series E term loan, maturing on June 1, 2018.

Beginning on March 31, 2015 and following application of the 2013 excess cash flow payment, discussed above, under our senior secured credit facilities the aggregate principal amount will amortize as follows:

•                  the series D term loan has aggregate quarterly repayment requirements of $0.7 million until maturity, at which time the remaining balance of $279.5 million is due on December 20, 2016; and

•                  the series E term loan has aggregate quarterly repayment requirements of $1.3 million until maturity, at which time the remaining balance of $479.2 million is due on June 1, 2018.

At March 31, 2014, we had outstanding borrowings of $780.2 million (excluding unamortized original issue discounts of $5.2 million) under the term loans and borrowings of $105.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities.  We had $152.7 million of availability under our revolving credit facility (after giving effect to $42.3 million of outstanding letters of credit) at March 31, 2014.

The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in our senior secured credit facility).  The applicable interest rate for revolving loans as of March 31, 2014 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended March 31, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.40 to 1.00 as of March 31, 2014.

6.375% Senior Notes due 2021 - On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes due June 1, 2021, at 101.50% of the aggregate principal amount resulting in gross proceeds of $111.7 million.  The notes were issued as Additional Notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021.

Stock Repurchase Program - On April 30, 2014, Holdings’ board of directors authorized an increase of $150.0 million in the capacity of its common stock repurchase program from $350.0 million to $500.0 million and extended the program until December 31, 2016.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.  Holdings’ is funding this program with cash on hand and borrowings under its revolving credit facility.  Holdings repurchased a total of 10,000,000 shares at a total cost of $109.5 million, or $10.95 per share, during the three months ended March 31, 2014.  Since the inception of the program through March 31, 2014, Holdings has repurchased 33,606,080 shares at a cost of approximately $283.1 million, or $8.42 per share, which includes transaction costs.

Liquidity - We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance operations over the next twelve months.  We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise.  Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  The amounts involved may be material.

Use of Capital Resources - We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems, and from time to time we may also develop new inpatient rehabilitation hospitals.  We are currently adding new LTCHs, although the Bipartisan Budget Act of 2013 reinstated a moratorium on new LTCHs and new LTCH beds.  See section titled “Moratorium on New LTCHs and New LTACH Beds” under Regulatory Changes.  We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.  In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

Dividend

On April 30, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share.  The dividend will be payable on or about May 28, 2014 to stockholders of record as of the close of business on May 16, 2014.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility.  As of March 31, 2014, we had $780.2 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $105.0 million in revolving loans outstanding under our senior secured credit facility, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.1 million annual change in interest expense.  However, because the variable interest rate for an aggregate $495.6 million in series E term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, our interest rate on this indebtedness is currently effectively fixed at 3.75%.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of March 31, 2014 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby.  The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act.  Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (‘‘SSH-Evansville’’) and two former case managers at SSH-Evansville.  The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville.  On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days.  The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through May 16, 2014.

In January 2014, representatives of the United States Attorney’s Office for the Southern District of Indiana and the Office of Attorney General for the State of Indiana informed the Company that, while they have not yet decided whether to intervene in the case, their investigation is continuing concerning allegations that SSH-Evansville admitted patients for whom long-term acute care was not medically necessary, up-coded diagnoses at admission, discharged patients too early or held patients too long, readmitted patients discharged to short-stay acute care hospitals only after nine days to enable billing for two admissions, and allowed unnecessary bronchoscopies to be performed.  The Company is involved in ongoing discussions with the government regarding this matter.

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

ITEM 1A.                                          RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

On April 30, 2014, the board of directors of Holdings increased Holdings’ repurchase program by $150.0 million to $500.0 million worth of shares of its common stock and extended the program. The program will remain in effect until December 31, 2016, unless extended by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate. Holdings is funding this program with cash on hand and borrowings under its revolving credit facility. Holdings repurchased 10,000,000 shares at a cost of $109.5 million during the three months ended March 31, 2014.

The following table sets forth the monthly purchases made under this program during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2014 to January 31, 2014	—	—	—	$176,371,503
February 1, 2014 to February 28, 2014	10,000,000	$10.95	10,000,000	$66,871,503
March 1, 2014 to March 31, 2014	—	—	—	$66,871,503
First Quarter 2014	10,000,000	$10.95	10,000,000	$66,871,503

(1)   The approximate dollar value of shares does not reflect the $150 million increase, which was approved by the board of directors of Holdings on April 30, 2014.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 52 hereof.

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
Dated: May 1, 2014

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/	Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/	Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: May 1, 2014

EXHIBIT INDEX

Exhibit	Description

1.1

Purchase Agreement, dated March 6, 2014, by and among Select Medical Corporation, the initial purchasers named therein and the Guarantors (as defined therein), incorporated herein by reference to Exhibit 1.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on March 7, 2014. (Reg. No. 001-34465)

4.1

Supplemental Indenture, dated as of March 11, 2014, by and among Select Medical Holdings Corporation, the guarantors named therein and U.S. Bank National Association, as trustee , incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on March 11, 2014. (Reg. No. 001-34465)

4.2

Registration Rights Agreement, dated March 11, 2014, by and among Select Medical Holdings Corporation, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and the other initial purchasers named therein, incorporated herein by reference to Exhibit 4.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed on March 11, 2014. (Reg. No. 001-34465)

10.1	Stock Purchase Agreement, dated February 26, 2014, by and among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P.

10.2	Amendment No. 5 to the Credit Agreement, dated as of March 4, 2014, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity and Income for the three months ended March 31, 2014 and (v) Notes to Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.