Form 10-Q
period 2014-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2014-08-07
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2014

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

As of July 31, 2014, Select Medical Holdings Corporation had outstanding 130,018,588 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation.  Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly-owned operating subsidiary of Holdings.  References to the “Company,” “we,” “us” and “our” refer collectively to Holdings and Select.

PART I FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2013	2014	2013	2014

ASSETS
Current Assets:
Cash and cash equivalents	$4,319	$3,140	$4,319	$3,140
Accounts receivable, net of allowance for doubtful accounts of $40,815 and $41,021 at 2013 and 2014, respectively	391,319	453,184	391,319	453,184
Current deferred tax asset	17,624	16,042	17,624	16,042
Prepaid income taxes	—	678	—	678
Other current assets	41,140	44,081	41,140	44,081
Total Current Assets	454,402	517,125	454,402	517,125

Property and equipment, net	509,102	526,349	509,102	526,349
Goodwill	1,642,633	1,642,869	1,642,633	1,642,869
Other identifiable intangibles	71,907	72,023	71,907	72,023
Other assets	139,578	145,405	139,578	145,405

Total Assets	$2,817,622	$2,903,771	$2,817,622	$2,903,771

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$12,506	$9,192	$12,506	$9,192
Current portion of long-term debt and notes payable	17,565	14,778	17,565	14,778
Accounts payable	88,285	98,638	88,285	98,638
Accrued payroll	90,011	74,736	90,011	74,736
Accrued vacation	59,730	64,127	59,730	64,127
Accrued interest	12,297	10,985	12,297	10,985
Accrued other	90,471	81,424	90,471	81,424
Income taxes payable	622	—	622	—
Due to third party payors	37	1,981	37	1,981
Total Current Liabilities	371,524	355,861	371,524	355,861

Long-term debt, net of current portion	1,427,710	1,598,754	1,427,710	1,598,754
Non-current deferred tax liability	96,287	95,981	96,287	95,981
Other non-current liabilities	91,875	96,335	91,875	96,335

Total Liabilities	1,987,396	2,146,931	1,987,396	2,146,931

Redeemable non-controlling interests	11,584	11,238	11,584	11,238

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 140,260,968 shares and 130,002,788 shares issued and outstanding at 2013 and 2014, respectively	140	130	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	474,729	410,721	869,576	880,584
Retained earnings (accumulated deficit)	311,365	300,481	(83,342)	(169,252)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	786,234	711,332	786,234	711,332
Non-controlling interest	32,408	34,270	32,408	34,270
Total Equity	818,642	745,602	818,642	745,602

Total Liabilities and Equity	$2,817,622	$2,903,771	$2,817,622	$2,903,771

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2014	2013	2014

Net operating revenues	$756,673	$772,762	$756,673	$772,762

Costs and expenses:
Cost of services	625,730	642,881	625,730	642,881
General and administrative	17,927	19,377	17,927	19,377
Bad debt expense	8,846	11,115	8,846	11,115
Depreciation and amortization	15,907	17,196	15,907	17,196
Total costs and expenses	668,410	690,569	668,410	690,569

Income from operations	88,263	82,193	88,263	82,193

Other income and expense:
Loss on early retirement of debt	(17,280)	—	(17,280)	—
Equity in earnings of unconsolidated subsidiaries	568	1,239	568	1,239
Interest expense	(21,904)	(21,663)	(21,904)	(21,663)

Income before income taxes	49,647	61,769	49,647	61,769

Income tax expense	19,769	23,775	19,769	23,775

Net income	29,878	37,994	29,878	37,994

Less: Net income attributable to non-controlling interests	2,098	2,653	2,098	2,653

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$27,780	$35,341	$27,780	$35,341

Income per common share:
Basic	$0.20	$0.27
Diluted	$0.20	$0.27

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014

Net operating revenues	$1,506,628	$1,535,340	$1,506,628	$1,535,340

Costs and expenses:
Cost of services	1,250,634	1,281,645	1,250,634	1,281,645
General and administrative	35,325	37,500	35,325	37,500
Bad debt expense	18,167	22,133	18,167	22,133
Depreciation and amortization	31,709	33,425	31,709	33,425
Total costs and expenses	1,335,835	1,374,703	1,335,835	1,374,703

Income from operations	170,793	160,637	170,793	160,637

Other income and expense:
Loss on early retirement of debt	(18,747)	(2,277)	(17,788)	(2,277)
Equity in earnings of unconsolidated subsidiaries	1,626	2,147	1,626	2,147
Interest expense	(45,362)	(42,279)	(42,952)	(42,279)

Income before income taxes	108,310	118,228	111,679	118,228

Income tax expense	41,630	45,867	42,809	45,867

Net income	66,680	72,361	68,870	72,361

Less: Net income attributable to non-controlling interests	4,482	3,976	4,482	3,976

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$62,198	$68,385	$64,388	$68,385

Income per common share:
Basic	$0.44	$0.51
Diluted	$0.44	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2013		$818,642	140,261	$140	$474,729	$311,365	$—	$32,408
Net income	$71,775	71,775				68,385		3,390
Net income - attributable to redeemable non-controlling interests	586
Total comprehensive income	$72,361
Dividends paid to common stockholders		(27,153)				(27,153)
Issuance and vesting of restricted stock		5,329	285	0	5,329
Repurchase of common shares		(127,500)	(11,286)	(11)	(75,015)	(52,474)
Stock option expense		382			382
Exercise of stock options		5,297	743	1	5,296
Distributions to non-controlling interests		(1,267)						(1,267)
Other		97				358		(261)
Balance at June 30, 2014		$745,602	130,003	$130	$410,721	$300,481	$—	$34,270

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance at December 31, 2013		$818,642	0	$0	$869,576	$(83,342)	$—	$32,408
Net income	$71,775	71,775				68,385		3,390
Net income - attributable to redeemable non-controlling interests	586
Total comprehensive income	$72,361
Additional investment by Holdings		5,297			5,297
Dividends declared and paid to Holdings		(154,653)				(154,653)
Contribution related to restricted stock awards and stock option issuances by Holdings		5,711			5,711
Distributions to non-controlling interests		(1,267)						(1,267)
Other		97				358		(261)
Balance at June 30, 2014		$745,602	0	$0	$880,584	$(169,252)	$—	$34,270

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014

Operating activities
Net income	$66,680	$72,361	$68,870	$72,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,709	33,425	31,709	33,425
Provision for bad debts	18,167	22,133	18,167	22,133
Equity in earnings of unconsolidated subsidiaries	(1,626)	(2,147)	(1,626)	(2,147)
Loss on early retirement of debt	18,747	2,277	17,788	2,277
Loss from disposal of assets	81	143	81	143
Non-cash stock compensation expense	3,537	4,120	3,537	4,120
Amortization of debt discount, premium and issuance costs	4,588	3,849	4,499	3,849
Deferred income taxes	3,192	1,275	3,192	1,275
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(83,832)	(84,249)	(83,832)	(84,249)
Other current assets	(5,894)	(2,935)	(5,894)	(2,935)
Other assets	144	(3,462)	144	(3,462)
Accounts payable	(2,665)	10,343	(2,665)	10,343
Due to third-party payors	5,217	1,944	5,217	1,944
Accrued expenses	(28,203)	(16,030)	(24,945)	(16,030)
Income taxes	(7,819)	(878)	(6,640)	(878)
Net cash provided by operating activities	22,023	42,169	27,602	42,169

Investing activities
Purchases of property and equipment	(27,962)	(50,493)	(27,962)	(50,493)
Investment in businesses, net of distributions	(28,716)	(175)	(28,716)	(175)
Acquisition of businesses, net of cash acquired	(171)	(454)	(171)	(454)
Net cash used in investing activities	(56,849)	(51,122)	(56,849)	(51,122)

Financing activities
Borrowings on revolving credit facility	455,000	515,000	455,000	515,000
Payments on revolving credit facility	(480,000)	(425,000)	(480,000)	(425,000)
Borrowings on credit facility term loans, net of discount	298,500	—	298,500	—
Payments on credit facility term loans	(592,615)	(33,994)	(592,615)	(33,994)
Issuance of 6.375% senior notes, includes premium	600,000	111,650	600,000	111,650
Repurchase of senior floating rate notes	(167,300)	—	—	—
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	(70,000)	—
Borrowings of other debt	6,909	6,111	6,909	6,111
Principal payments on other debt	(4,673)	(7,049)	(4,673)	(7,049)
Debt issuance costs	(18,583)	(4,434)	(18,583)	(4,434)
Dividends paid to common stockholders	(13,963)	(27,153)	—	—
Dividends paid to Holdings	—	—	(196,825)	(154,653)
Repurchase of common stock	(9,983)	(127,500)	—	—
Proceeds from issuance of common stock	—	5,297	—	—
Equity investment by Holdings	—	—	—	5,297
Proceeds from (repayment of) bank overdrafts	1,625	(3,314)	1,625	(3,314)
Distributions to non-controlling interests	(1,467)	(1,840)	(1,467)	(1,840)
Net cash provided by (used in) financing activities	3,450	7,774	(2,129)	7,774

Net decrease in cash and cash equivalents	(31,376)	(1,179)	(31,376)	(1,179)

Cash and cash equivalents at beginning of period	40,144	4,319	40,144	4,319
Cash and cash equivalents at end of period	$8,768	$3,140	$8,768	$3,140

Supplemental Cash Flow Information
Cash paid for interest	$53,914	$39,107	$48,335	$39,107
Cash paid for taxes	$46,832	$45,471	$46,832	$45,471

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of June 30, 2014 and for the three and six month periods ended June 30, 2013 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.  Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective for the Company in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. The Company is currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted and the Company intends to prospectively adopt ASU No. 2014-08, as applicable.

3.  Intangible Assets

The gross carrying amounts of the Company’s indefinite-lived intangible assets consist of the following:

	December 31, 2013	June 30, 2014
	(in thousands)

Goodwill	$1,642,633	$1,642,869
Trademarks	57,709	57,709
Certificates of need	12,115	12,231
Accreditations	2,083	2,083
Total	$1,714,540	$1,714,892

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At June 30, 2014, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 6.0 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2014 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2013	$1,334,615	$308,018	$1,642,633
Goodwill acquired during the period	—	246	246
Purchase accounting adjustment	(10)	—	(10)
Balance as of June 30, 2014	$1,334,605	$308,264	$1,642,869

4. Share Repurchase

On April 30, 2014, Holdings’ board of directors authorized an increase of $150.0 million in the capacity of its common stock repurchase program from $350.0 million to $500.0 million and extended the program until December 31, 2016.  Holdings repurchased 11,285,714 shares of common stock at a total cost of $127.5 million, or an average of $11.30 per share, during the six months ended June 30, 2014.  The shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to stock purchase agreements dated February 26, 2014 and May 5, 2014.  The common stock repurchase program has available capacity of $198.9 million as of June 30, 2014.

5.  Indebtedness

The components of long-term debt and notes payable are as follows:

	December 31, 2013	June 30, 2014
	(in thousands)

6.375% senior notes (1)	$600,000	$711,580
Senior secured credit facilities:
Revolving loan	20,000	110,000
Term loans (2)	807,815	775,329
Other	17,460	16,623
Total debt	1,445,275	1,613,532
Less: current maturities	17,565	14,778
Total long-term debt	$1,427,710	$1,598,754

(1)         Includes unamortized premium of $1.6 million at June 30, 2014.

(2)         Includes unamortized discounts of $6.3 million and $4.8 million at December 31, 2013 and June 30, 2014, respectively.

Senior Secured Credit Facilities

On June 1, 2011, Select entered into its existing senior secured credit agreement that provided for $1.15 billion in senior secured credit facilities.  The following discussion summarizes amendments and significant transactions affecting its senior secured credit facilities.

On August 13, 2012, Select entered into an additional credit extension amendment to its senior secured credit facilities providing for a $275.0 million series A term loan at the same interest rate and with the same term as the original term loan.

On February 20, 2013, Select entered into a credit extension amendment to its senior secured credit facilities providing for a $300.0 million series B term loan.  Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings’ redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under Select’s revolving credit facility.

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

•            convert the remaining original term loan and series A term loan to a new series C term loan, and lower the interest rate payable on the series C term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.00%, or Alternate Base Rate plus 2.00%, and amend the provision of the series C term loan from providing that Adjusted LIBO will at no time be less than 1.75% to providing that Adjusted LIBO will at no time be less than 1.00%;

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

On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

•                  convert the remaining series B term loan to a new series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series D term loan at December 20, 2016;

•                  convert the remaining series C term loan to a new series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

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

At June 30, 2014, Select’s senior secured credit facilities provide for senior secured financing consisting of:

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

Beginning on March 31, 2015, the senior secured credit facilities principal amount will amortize as follows:

•                  the series D term loan has quarterly principal repayment requirements of $0.7 million until maturity, at which time the remaining balance of $279.5 million is due on December 20, 2016; and

•                  the series E term loan has quarterly principal repayment requirements of $1.3 million until maturity, at which time the remaining balance of $479.2 million is due on June 1, 2018.

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

At June 30, 2014, Select had outstanding borrowings of $780.2 million (excluding unamortized original issue discounts of $4.8 million) under the term loans and borrowings of $110.0 million (excluding letters of credit) under the revolving loan portion of the senior secured credit facilities.  Select had $147.7 million of availability under its revolving credit facility (after giving effect to $42.3 million of outstanding letters of credit) at June 30, 2014.

The applicable margin percentage for borrowings under Select’s revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in the senior secured credit facility).  The applicable interest rate for revolving loans as of June 30, 2014 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

Select’s senior secured credit facility requires it to maintain certain leverage ratios (as defined in the senior secured credit facility). For the four consecutive fiscal quarters ended June 30, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.47 to 1.00 as of June 30, 2014.

Senior Notes

On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes due June 1, 2021 (the “Additional Notes”), at 101.50% of the aggregate principal amount resulting in gross proceeds of $111.7 million.   The notes were issued as additional notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021 (the “Existing Notes” and, together with the Additional notes, the “Notes”).  The Additional Notes are treated as a single series with the Existing Notes and have the same terms as those of the Existing Notes.

Interest on the Notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The Notes are Select’s senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Notes are fully and unconditionally guaranteed by all of Select’s wholly owned subsidiaries. The Notes are guaranteed, jointly and severally, by Select’s direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

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

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from July 1, 2014 through December 31, 2014 and the years after 2014 are approximately as follows and are presented including the discounts on the senior secured credit facility term loans and premium on the senior notes (in thousands):

July 1, 2014 – December 31, 2014	$9,647
2015	10,538
2016	286,916
2017	4,265
2018	590,216
2019 and beyond	711,950

Loss on Early Retirement of Debt

On March 4, 2014, Select amended its term loans under its senior secured credit facilities.  During the six months ended June 30, 2014, the Company recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount, and certain fees incurred related to term loan modifications.

On May 28, 2013, Select repaid a portion of its original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, Select amended its existing senior secured credit facilities.  During the six months ended June 30, 2013, the Company recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with refinancing activities.

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

The carrying value of Select’s senior secured credit facilities was $827.8 million and $885.3 million at December 31, 2013 and June 30, 2014, respectively.  The fair value of Select’s senior secured credit facilities was $834.7 million and $881.1 million at December 31, 2013 and June 30, 2014, respectively.  The fair value of Select’s senior secured credit facilities was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 6.375% senior notes was $600.0 million and $711.6 million at December 31, 2013 and June 30, 2014, respectively.  The fair value of Select’s 6.375% senior notes was $586.5 million and $742.0 million at December 31, 2013 and June 30, 2014, respectively.  The fair value of this debt was based on quoted market prices.

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

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	Three Months Ended June 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$559,386	$197,080	$207	$756,673
Adjusted EBITDA	96,393	26,054	(16,489)	105,958
Total assets	2,229,458	502,497	113,100	2,845,055
Capital expenditures	10,203	2,999	761	13,963

	Three Months Ended June 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$557,833	$214,798	$131	$772,762
Adjusted EBITDA	88,688	30,432	(17,766)	101,354
Total assets	2,271,256	532,529	99,986	2,903,771
Capital expenditures	19,800	2,546	848	23,194

	Six Months Ended June 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$1,117,137	$389,181	$310	$1,506,628
Adjusted EBITDA	189,740	48,887	(32,588)	206,039
Total assets	2,229,458	502,497	113,100	2,845,055
Capital expenditures	21,100	5,844	1,018	27,962

	Six Months Ended June 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$1,122,458	$412,648	$234	$1,535,340
Adjusted EBITDA	180,838	51,421	(34,077)	198,182
Total assets	2,271,256	532,529	99,986	2,903,771
Capital expenditures	41,298	6,176	3,019	50,493

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$96,393	$26,054	$(16,489)
Depreciation and amortization	(11,932)	(3,001)	(974)
Stock compensation expense	—	—	(1,788)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$84,461	$23,053	$(19,251)	$88,263	$88,263
Loss on early retirement of debt				(17,280)	(17,280)
Equity in earnings of unconsolidated subsidiaries				568	568
Interest expense				(21,904)	(21,904)
Income before income taxes				$49,647	$49,647

	Three Months Ended June 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$88,688	$30,432	$(17,766)
Depreciation and amortization	(13,067)	(3,225)	(904)
Stock compensation expense	—	—	(1,965)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$75,621	$27,207	$(20,635)	$82,193	$82,193
Equity in earnings of unconsolidated subsidiaries				1,239	1,239
Interest expense				(21,663)	(21,663)
Income before income taxes				$61,769	$61,769

	Six Months Ended June 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$189,740	$48,887	$(32,588)
Depreciation and amortization	(23,794)	(5,970)	(1,945)
Stock compensation expense	—	—	(3,537)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$165,946	$42,917	$(38,070)	$170,793	$170,793
Loss on early retirement of debt				(18,747)	(17,788)
Equity in earnings of unconsolidated subsidiaries				1,626	1,626
Interest expense				(45,362)	(42,952)
Income before income taxes				$108,310	$111,679

	Six Months Ended June 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$180,838	$51,421	$(34,077)
Depreciation and amortization	(25,162)	(6,437)	(1,826)
Stock compensation expense	—	—	(4,120)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$155,676	$44,984	$(40,023)	$160,637	$160,637
Loss on early retirement of debt				(2,277)	(2,277)
Equity in earnings of unconsolidated subsidiaries				2,147	2,147
Interest expense				(42,279)	(42,279)
Income before income taxes				$118,228	$118,228

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$27,780	$35,341	$62,198	$68,385
Less: Earnings allocated to unvested restricted stockholders	593	919	1,304	1,683
Net income available to common stockholders	$27,187	$34,422	$60,894	$66,702

Denominator:
Weighted average shares – basic	136,609	127,038	136,997	131,266
Effect of dilutive securities:
Stock options	134	503	168	500
Weighted average shares – diluted	136,743	127,541	137,165	131,766

Basic income per common share	$0.20	$0.27	$0.44	$0.51
Diluted income per common share	$0.20	$0.27	$0.44	$0.51

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)
Stock options	2,165	—	1,554	—

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby.  The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act.  Although the Amended Complaint

identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville.  The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville.  On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days.  The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through September 15, 2014.

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

On July 22, 2014, the United States District Court for the Western District of Wisconsin unsealed a qui tam Complaint in United States of America and State of Wisconsin ex rel. Todd Schmadl v. Select Medical Holdings Corporation and Select Specialty Hospital — Madison, Inc.  The Complaint was unsealed after the United States notified the Court on July 21, 2014, that the United States and the State of Wisconsin have decided not to intervene in the case.  The Complaint, which has not yet been served on the Company, is a civil action that was filed under seal on July 17, 2013, on behalf of the United States and the State of Wisconsin by a nurse formerly employed at the Company’s long term acute care hospital in Madison.  The Complaint alleges violations of the federal False Claims Act and the Wisconsin False Claims for Medical Assistance Act based on inadequate medical care; billing for services that were not performed, were performed by unqualified personnel or were unnecessary; manipulation of patient lengths of stay and readmissions; and providing substandard care at the hospital.  The Company intends to vigorously defend this action if the relator pursues it, but at this time the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At June 30, 2014, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $13.8 million.

10.  Subsequent Event

On August 6, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share.  The dividend will be payable on or about August 29, 2014 to stockholders of record as of the close of business on August 20, 2014.

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2013 and June 30, 2014 and for the three and six months ended June 30, 2013 and 2014.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

	Select Medical Corporation Consolidating Balance Sheet June 30, 2014 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$70	$2,008	$1,062	$—		$3,140
Accounts receivable, net	—	393,071	60,113	—		453,184
Current deferred tax asset	6,438	5,170	4,434	—		16,042
Prepaid income taxes	678	—	—	—		678
Intercompany receivables	—	1,598,454	119,844	(1,718,298	)(a)	—
Other current assets	9,494	30,293	4,294	—		44,081
Total Current Assets	16,680	2,028,996	189,747	(1,718,298)		517,125

Property and equipment, net	16,515	450,197	59,637	—		526,349
Investment in affiliates	3,670,956	95,534	—	(3,766,490	)(b)(c)	—
Goodwill	—	1,642,869	—	—		1,642,869
Non-current deferred tax asset	9,480	—	—	(9,480	)(d)	—
Other identifiable intangibles	—	72,023	—	—		72,023
Other assets	37,662	107,159	584	—		145,405

Total Assets	$3,751,293	$4,396,778	$249,968	$(5,494,268)		$2,903,771

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$9,192	$—	$—	$—		$9,192
Current portion of long-term debt and notes payable	6,650	7,401	727	—		14,778
Accounts payable	10,823	75,188	12,627	—		98,638
Intercompany payables	1,718,298	—	—	(1,718,298	)(a)	—
Accrued payroll	9,727	64,851	158	—		74,736
Accrued vacation	4,916	51,188	8,023	—		64,127
Accrued interest	10,581	404	—	—		10,985
Accrued other	39,317	35,896	6,211	—		81,424
Due to third party payors	—	1,103	878	—		1,981
Total Current Liabilities	1,809,504	236,031	28,624	(1,718,298)		355,861

Long-term debt, net of current portion	1,174,534	359,610	64,610	—		1,598,754
Non-current deferred tax liability	—	97,430	8,031	(9,480	)(d)	95,981
Other non-current liabilities	55,923	35,460	4,952	—		96,335

Total Liabilities	3,039,961	728,531	106,217	(1,727,778)		2,146,931

Redeemable non-controlling interests	—	—	11,238	—		11,238

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	880,584	—	—	—		880,584
Retained earnings (accumulated deficit)	(169,252)	988,645	19,053	(1,007,698	)(c)	(169,252)
Subsidiary investment	—	2,679,602	79,190	(2,758,792	)(b)	—
Total Select Medical Corporation Stockholders’ Equity	711,332	3,668,247	98,243	(3,766,490)		711,332

Non-controlling interests	—	—	34,270	—		34,270
Total Equity	711,332	3,668,247	132,513	(3,766,490)		745,602

Total Liabilities and Equity	$3,751,293	$4,396,778	$249,968	$(5,494,268)		$2,903,771

(a) Elimination of intercompany.

(b) Elimination of investments in consolidated subsidiaries.

(c) Elimination of investments in consolidated subsidiaries’ earnings.

(d) Reclass of non-current deferred tax assset to report net non-current deferred tax liability in consolidation.

	Select Medical Corporation Consolidating Statement of Operations For the Three Months Ended June 30, 2014 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$131	$662,400	$110,231	$—		$772,762

Costs and expenses:
Cost of services	485	549,172	93,224	—		642,881
General and administrative	19,331	46	—	—		19,377
Bad debt expense	—	9,662	1,453	—		11,115
Depreciation and amortization	904	13,632	2,660	—		17,196
Total costs and expenses	20,720	572,512	97,337	—		690,569

Income (loss) from operations	(20,589)	89,888	12,894	—		82,193

Other income and expense:
Intercompany interest and royalty fees	(266)	258	8	—		—
Intercompany management fees	34,799	(29,335)	(5,464)	—		—
Equity in earnings of unconsolidated subsidiaries	—	1,226	13	—		1,239
Interest expense	(14,526)	(6,039)	(1,098)	—		(21,663)

Income (loss) from operations before income taxes	(582)	55,998	6,353	—		61,769

Income tax expense	340	23,182	253	—		23,775
Equity in earnings of subsidiaries	36,263	3,497	—	(39,760	)(a)	—

Net income	35,341	36,313	6,100	(39,760)		37,994

Less: Net income attributable to non-controlling interests	—	—	2,653	—		2,653
Net income attributable to Select Medical Corporation	$35,341	$36,313	$3,447	$(39,760)		$35,341

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Consolidating Statement of Operations
	For the Six Months Ended June 30, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$234	$1,317,633	$217,473	$—		$1,535,340

Costs and expenses:
Cost of services	930	1,094,981	185,734	—		1,281,645
General and administrative	38,643	(1,143)	—	—		37,500
Bad debt expense	—	18,826	3,307	—		22,133
Depreciation and amortization	1,827	26,461	5,137	—		33,425
Total costs and expenses	41,400	1,139,125	194,178	—		1,374,703

Income (loss) from operations	(41,166)	178,508	23,295	—		160,637

Other income and expense:
Intercompany interest and royalty fees	(548)	543	5	—		—
Intercompany management fees	73,667	(63,153)	(10,514)	—		—
Equity in earnings of unconsolidated subsidiaries	—	2,113	34	—		2,147
Loss on early retirement of debt	(2,277)	—	—	—		(2,277)
Interest expense	(28,322)	(11,836)	(2,121)	—		(42,279)

Income from operations before income taxes	1,354	106,175	10,699	—		118,228

Income tax expense	1,265	44,155	447	—		45,867
Equity in earnings of subsidiaries	68,296	5,931	—	(74,227	)(a)	—

Net income	68,385	67,951	10,252	(74,227)		72,361

Less: Net income attributable to non-controlling interests	—	—	3,976	—		3,976
Net income attributable to Select Medical Corporation	$68,385	$67,951	$6,276	$(74,227)		$68,385

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Consolidating Statement of Cash Flows
	For the Six Months Ended June 30, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$68,385	$67,951	$10,252	$(74,227	)(a)	$72,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,827	26,461	5,137	—		33,425
Provision for bad debts	—	18,826	3,307	—		22,133
Equity in earnings of unconsolidated subsidiaires	—	(2,113)	(34)	—		(2,147)
Loss on early retirement of debt	2,277	—	—	—		2,277
Loss from disposal or sale of assets	—	28	115	—		143
Non-cash stock compensation expense	4,120	—	—	—		4,120
Amortization of debt discount, premium and issuance costs	3,849	—	—	—		3,849
Deferred income taxes	1,275	—	—	—		1,275
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(68,296)	(5,931)	—	74,227	(a)	—
Accounts receivable	—	(75,281)	(8,968)	—		(84,249)
Other current assets	251	(3,742)	556	—		(2,935)
Other assets	(2,388)	(1,098)	24	—		(3,462)
Accounts payable	4,074	6,604	(335)	—		10,343
Due to third-party payors	—	1,752	192	—		1,944
Accrued expenses	(11,570)	(3,449)	(1,011)	—		(16,030)
Income taxes	(878)	—	—	—		(878)
Net cash provided by operating activities	2,926	30,008	9,235	—		42,169

Investing activities
Purchases of property and equipment	(3,019)	(42,423)	(5,051)	—		(50,493)
Investment in businesses, net of distributions	—	(175)	—	—		(175)
Acquisition of businesses, net of cash acquired	—	(454)	—	—		(454)
Net cash used in investing activities	(3,019)	(43,052)	(5,051)	—		(51,122)

Financing activities
Borrowings on revolving credit facility	515,000	—	—	—		515,000
Payments on revolving credit facility	(425,000)	—	—	—		(425,000)
Payments on credit facility term loans	(33,994)	—	—	—		(33,994)
Issuance of 6.375% senior notes, includes premium	111,650	—	—	—		111,650
Borrowings of other debt	6,111	—	—	—		6,111
Principal payments on other debt	(5,046)	(173)	(1,830)	—		(7,049)
Debt issuance costs	(4,434)	—	—	—		(4,434)
Repayments of bank overdrafts	(3,314)	—	—	—		(3,314)
Equity investment by Holdings	5,297	—	—	—		5,297
Dividends paid to Holdings	(154,653)	—	—	—		(154,653)
Intercompany	(11,525)	12,127	(602)	—		—
Distributions to non-controlling interests	—	—	(1,840)	—		(1,840)
Net cash provided by (used in) financing activities	92	11,954	(4,272)	—		7,774

Net decrease in cash and cash equivalents	(1)	(1,090)	(88)	—		(1,179)

Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319
Cash and cash equivalents at end of period	$70	$2,008	$1,062	$—		$3,140

(a) Elimination of equity in earnings of consolidated subsidiaries.

	Select Medical Corporation Consolidating Balance Sheet December 31, 2013 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$71	$3,098	$1,150	$—		$4,319
Accounts receivable, net	—	337,517	54,452	(650	)(a)	391,319
Current deferred tax asset	7,965	5,214	4,445	—		17,624
Intercompany receivables	—	1,079,736	105,028	(1,184,764	)(b)	—
Other current assets	9,745	26,545	4,850	—		41,140
Total Current Assets	17,781	1,452,110	169,925	(1,185,414)		454,402

Property and equipment, net	15,624	434,040	59,438	—		509,102
Investment in affiliates	3,059,581	83,012	—	(3,142,593	)(c)(d)	—
Goodwill	—	1,642,633	—	—		1,642,633
Non-current deferred tax asset	7,662	—	—	(7,662	)(e)	—
Other identifiable intangibles	—	71,907	—	—		71,907
Other assets	35,274	103,696	608	—		139,578

Total Assets	$3,135,922	$3,787,398	$229,971	$(4,335,669)		$2,817,622

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$12,506	$—	$—	$—		$12,506
Current portion of long-term debt and notes payable	9,107	7,317	1,141	—		17,565
Accounts payable	6,749	68,574	12,962	—		88,285
Intercompany payables	1,184,764	—	—	(1,184,764	)(b)	—
Accrued payroll	1,167	88,599	245	—		90,011
Accrued vacation	4,619	47,682	7,429	—		59,730
Accrued interest	11,076	1,221	—	—		12,297
Accrued other	59,249	23,493	7,729	—		90,471
Income taxes payable	622	—	—	—		622
Due to third party payors	—	1	686	(650	)(a)	37
Total Current Liabilities	1,289,859	236,887	30,192	(1,185,414)		371,524

Long-term debt, net of current portion	1,006,201	364,060	57,449	—		1,427,710
Non-current deferred tax liability	—	96,111	7,838	(7,662	)(e)	96,287
Other non-current liabilities	53,628	33,123	5,124	—		91,875

Total Liabilities	2,349,688	730,181	100,603	(1,193,076)		1,987,396

Redeemable non-controlling interests	—	—	11,584	—		11,584

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	869,576	—	—	—		869,576
Retained earnings	(83,342)	920,694	21,186	(941,880	)(d)	(83,342)
Subsidiary investment	—	2,136,523	64,190	(2,200,713	)(c)	—
Total Select Medical Corporation Stockholders’ Equity	786,234	3,057,217	85,376	(3,142,593)		786,234

Non-controlling interests	—	—	32,408	—		32,408
Total Equity	786,234	3,057,217	117,784	(3,142,593)		818,642

Total Liabilities and Equity	$3,135,922	$3,787,398	$229,971	$(4,335,669)		$2,817,622

(a) Reclass portion of due to third party payor to accounts receivable net in consolidation.

(b) Elimination of intercompany.

(c) Elimination of investments in consolidated subsidiaries.

(d) Elimination of investments in consolidated subsidiaries’ earnings.

(e) Reclass of non-current deferred tax assset to report net non-current deferred tax liability in consolidation.

	Select Medical Corporation Consolidating Statement of Operations For the Three Months Ended June 30, 2013 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$207	$652,745	$103,721	$—		$756,673

Costs and expenses:
Cost of services	557	537,048	88,125	—		625,730
General and administrative	17,853	74	—	—		17,927
Bad debt expense	—	7,099	1,747	—		8,846
Depreciation and amortization	975	12,522	2,410	—		15,907
Total costs and expenses	19,385	556,743	92,282	—		668,410

Income (loss) from operations	(19,178)	96,002	11,439	—		88,263

Other income and expense:
Intercompany interest and royalty fees	(361)	355	6	—		—
Intercompany management fees	62,247	(57,217)	(5,030)	—		—
Equity in earnings of unconsolidated subsidiaries	—	546	22	—		568
Loss on early retirement of debt	(17,280)	—	—	—		(17,280)
Interest expense	(15,427)	(5,447)	(1,030)	—		(21,904)

Income from operations before income taxes	10,001	34,239	5,407	—		49,647

Income tax expense	6,555	13,018	196	—		19,769
Equity in earnings of subsidiaries	24,334	3,439	—	(27,773	)(a)	—

Net income	27,780	24,660	5,211	(27,773)		29,878

Less: Net income attributable to non-controlling interests	—	—	2,098	—		2,098
Net income attributable to Select Medical Corporation	$27,780	$24,660	$3,113	$(27,773)		$27,780

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation Consolidating Statement of Operations For the Six Months Ended June 30, 2013 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$310	$1,296,182	$210,136	$—		$1,506,628

Costs and expenses:
Cost of services	1,110	1,073,295	176,229	—		1,250,634
General and administrative	35,219	106	—	—		35,325
Bad debt expense	—	14,922	3,245	—		18,167
Depreciation and amortization	1,945	25,025	4,739	—		31,709
Total costs and expenses	38,274	1,113,348	184,213	—		1,335,835

Income (loss) from operations	(37,964)	182,834	25,923	—		170,793

Other income and expense:
Intercompany interest and royalty fees	(755)	741	14	—		—
Intercompany management fees	81,976	(72,619)	(9,357)	—		—
Equity in earnings of unconsolidated subsidiaries	—	1,571	55	—		1,626
Loss on early retirement of debt	(17,788)	—	—	—		(17,788)
Interest expense	(30,153)	(10,769)	(2,030)	—		(42,952)

Income (loss) from operations before income taxes	(4,684)	101,758	14,605	—		111,679

Income tax expense	1,912	40,682	215	—		42,809
Equity in earnings of subsidiaries	70,984	10,121	—	(81,105	)(a)	—

Net income	64,388	71,197	14,390	(81,105)		68,870

Less: Net income attributable to non-controlling interests	—	—	4,482	—		4,482
Net income attributable to Select Medical Corporation	$64,388	$71,197	$9,908	$(81,105)		$64,388

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2013 (unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$64,388	$71,197	$14,390	$(81,105	)(a)	$68,870
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,945	25,025	4,739	—		31,709
Provision for bad debts	—	14,922	3,245	—		18,167
Equity in earnings of unconsolidated subsidiaires	—	(1,571)	(55)	—		(1,626)
Loss on early retirement of debt	17,788	—	—	—		17,788
Loss from disposal or sale of assets	—	74	7	—		81
Non-cash stock compensation expense	3,537	—	—	—		3,537
Amortization of debt discount and issuance costs	4,499	—	—	—		4,499
Deferred income taxes	3,192	—	—	—		3,192
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(70,984)	(10,121)	—	81,105	(a)	—
Accounts receivable	—	(70,357)	(13,475)	—		(83,832)
Other current assets	(2,310)	(5,405)	1,821	—		(5,894)
Other assets	(5,540)	5,600	84	—		144
Accounts payable	1,857	(3,460)	(1,062)	—		(2,665)
Due to third-party payors	—	4,390	827	—		5,217
Accrued expenses	(19,539)	(6,586)	1,180	—		(24,945)
Income taxes	(6,640)	—	—	—		(6,640)
Net cash provided by (used in) operating activities	(7,807)	23,708	11,701	—		27,602

Investing activities
Purchases of property and equipment	(1,071)	(23,802)	(3,089)	—		(27,962)
Investment in businesses, net of distributions	—	(28,716)	—	—		(28,716)
Acquisition of businesses, net of cash acquired	—	(171)	—	—		(171)
Net cash used in investing activities	(1,071)	(52,689)	(3,089)	—		(56,849)

Financing activities
Borrowings on revolving credit facility	455,000	—	—	—		455,000
Payments on revolving credit facility	(480,000)	—	—	—		(480,000)
Borrowings on credit facility term loans, net of discount	298,500	—	—	—		298,500
Payments on credit facility term loans	(592,615)	—	—	—		(592,615)
Issuance of 6.375% senior notes	600,000	—	—	—		600,000
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	—	—		(70,000)
Borrowings of other debt	5,826	—	1,083	—		6,909
Principal payments on other debt	(4,057)	(223)	(393)	—		(4,673)
Debt issuance costs	(18,583)	—	—	—		(18,583)
Dividends paid to Holdings	(196,825)	—	—	—		(196,825)
Proceeds from bank overdrafts	1,625	—	—	—		1,625
Intercompany	(20,010)	27,971	(7,961)	—		—
Distributions to non-controlling interests	—	—	(1,467)	—		(1,467)
Net cash provided by (used in) financing activities	(21,139)	27,748	(8,738)	—		(2,129)

Net decrease in cash and cash equivalents	(30,017)	(1,233)	(126)	—		(31,376)

Cash and cash equivalents at beginning of period	35,070	3,734	1,340	—		40,144
Cash and cash equivalents at end of period	$5,053	$2,501	$1,214	$—		$8,768

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

Overview

We began operations in 1997, and we believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of June 30, 2014, we operated 112 long term acute care hospitals, or “LTCHs,” and 15 inpatient rehabilitation facilities, or “IRFs,” in 28 states, and 1,019 outpatient rehabilitation clinics in 32 states and the District of Columbia.  We also provide medical rehabilitation services on a contract basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  As of June 30, 2014 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $1,535.3 million for the six months ended June 30, 2014.  Of this total, we earned approximately 73% of our net operating revenues from our specialty hospital segment and approximately 27% from our outpatient rehabilitation segment.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Our outpatient rehabilitation segment consists of clinics and contract therapy locations that provide physical, occupational and speech rehabilitation services.

Significant Events

Dividend Payments

On February 19, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share.  The dividend, totaling $14.1 million was paid on March 10, 2014 to stockholders of record as of the close of business on March 3, 2014.

On April 30, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share.  The dividend, totaling $13.1 million was paid on May 28, 2014 to stockholders of record as of the close of business on May 16, 2014.

Stock Repurchase Program

The Company’s board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock.  The program will remain in effect until December 31, 2016, unless extended by the board of directors.  During the three months ended June 30, 2014, the Company repurchased a total of 1,285,714 shares of common stock at a total cost of $18.0 million, or $14.00 per share.  During the six months ended June 30, 2014, the Company repurchased a total of 11,285,714 shares of common stock at a total cost of $127.5 million, or $11.30 per share.  The shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P.  See the section titled “Capital Resources” for additional discussion related to our stock repurchase program.

Financing Transactions

Senior Secured Credit Facilities

On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

•                  convert the remaining series B term loan to a new series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series D term loan at December 20, 2016;

•                  convert the remaining series C term loan to a new series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

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

Senior Notes

On March 11, 2014 Select issued $110.0 million of 6.375% senior notes due June 1, 2021, at 101.50% of the aggregate principal amount resulting in the receipt of gross proceeds of $111.7 million.

See the section titled “Capital Resources” for additional discussion related to our financing activities.

Budget Control Act of 2011

On April 1, 2013, a federally mandated 2% reduction to Medicare payments (the “Sequestration Reduction”) was implemented resulting in reductions to both our net operating revenues and income from operations in the six months ended June 30, 2014 of approximately $15.2 million, of which approximately $14.4 million was related to our specialty hospitals and $0.9 million was related to our outpatient rehabilitation segment.  For the six months ended June 30, 2013, the Sequestration Reduction reduced our net operating revenues and income from operation by approximately $9.5 million, of which approximately $9.1 million was related to our specialty hospitals and $0.4 million was related to our outpatient rehabilitation segment.  See the section titled “Regulatory Changes” — “Budget Control Act of 2011” for additional discussion of this regulatory change.

American Taxpayer Relief Act of 2012

On April 1, 2013, the multiple procedure payment reduction (“MPPR Reduction”) for therapy services was increased from 25% to 50%.  For the six months ended June 30, 2014, the MPPR Reduction reduced both our net operating revenues and income from operations by approximately $4.5 million in our outpatient rehabilitation segment.  For the six months ended June 30, 2013, the MPPR Reduction reduced both our net operating revenues and income from operations by approximately $1.7 million in our outpatient rehabilitation segment.  See the section titled “Multiple Procedure Payment Reduction” for additional discussion of this regulatory change.

Summary Financial Results

Three Months Ended June 30, 2014

For the three months ended June 30, 2014, our net operating revenues increased 2.1% to $772.8 million, compared to $756.7 million for the three months ended June 30, 2013.  We had income from operations of $82.2 million for the three months ended June 30, 2014, compared to $88.3 million for the three months ended June 30, 2013.  Net income attributable to Holdings was $35.3 million for the three months ended June 30, 2014, compared to $27.8 million for the three months ended June 30, 2013.  Our Adjusted EBITDA for the three months ended June 30, 2014 was $101.4 million, compared to $106.0 million for the three months ended June 30, 2013 and our Adjusted EBITDA margin was 13.1% for the three months ended June 30, 2014, compared to 14.0% for the three months ended June 30, 2013.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Six Months Ended June 30, 2014

For the six months ended June 30, 2014, our net operating revenues increased 1.9% to $1,535.3 million compared to $1,506.6 million for the six months ended June 30, 2013.  We had income from operations of $160.6 million compared to $170.8 million for the six months ended June 30, 2013.  Net income attributable to Holdings was $68.4 million for the six months ended June 30, 2014, compared to $62.2 million for the six months ended June 30, 2013.  Our Adjusted EBITDA for the six months ended June 30, 2014 decreased 3.8% to $198.2 million, compared to $206.0 million for the six months ended June 30, 2013 and our Adjusted EBITDA margin was 12.9% for the six months ended June 30, 2014, compared to 13.7% for the six months ended June 30, 2013.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Regulatory Changes

In the past few years, there have been significant regulatory changes that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies.  The following is a discussion of recent regulatory changes that have affected our results of operations in 2014 or may have an effect on our future results of operations.  Our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 25, 2014 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

Budget Control Act of 2011

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years. On April 1, 2013, a 2% reduction to Medicare payments was implemented. For the six months ended June 30, 2014, this has reduced both our net operating revenues and income from operations by approximately $15.2 million.  For the six months ended June 30, 2013, this has reduced both our net operating revenues and income from operations by approximately $9.5 million.

Medicare Payment of Long Term Acute Care Hospital Services (“LTCH-PPS”)

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2014

On August 19, 2013, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 includes a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the Patient Protection and Affordable Care Act, or the “PPACA,” and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases was set at $13,314, which is a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2015

On August 4, 2014, CMS published an advanced copy of the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate is set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the PPACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases is set at $14,972, which is an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

25 Percent Rule

The 25 Percent Rule is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from an individual hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions thresholds during a particular cost reporting period. The Bipartisan Budget Act of 2013 delays, and in some cases permanently suspends, the application of the 25 Percent Rule. After the expiration of the delay, many of our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. This regulatory change will have an adverse financial impact on the net operating revenues and profitability of many of our LTCH hospitals for cost reporting periods beginning on or after July 1, 2016 or October 1, 2016, depending on the specific classification of LTCH.

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

Termination of the 5 Percent Readmissions Policy

CMS is eliminating the “5 percent readmissions” policy for patients discharged on or after October 1, 2014. Under this policy, readmissions from co-located providers in excess of 5 percent are paid a single LTCH payment rather than two payments (one for both the admission and readmission).  In eliminating this policy, CMS indicated that the new statutory revisions to the LTCH-PPS, which will be implemented for discharges beginning on or after October 1, 2015 (establishing clinical criteria for standard LTCH-PPS payments) will negate the need for the 5 percent policy.

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

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2015

On July 31, 2014, CMS published an advanced copy of the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015).  The standard payment conversion factor for discharges for fiscal year 2015 is $15,198, which is an increase from the fiscal year 2014 standard payment conversion factor of $14,846.  The update to the standard payment conversion factor for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% as mandated by the PPACA.  CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848, from $9,272 established in the final rule for fiscal year 2014.

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

CMS has announced that it will remove a number of diagnosis codes from the presumptive compliance list including diagnosis codes in the following categories: non-specific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis, amputation status codes, prosthetic fitting and adjustment codes, some congenital anomalies diagnosis codes, and other miscellaneous diagnosis codes.  According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient’s medical record.  These diagnosis codes are scheduled to be removed from the presumptive compliance list beginning October 1, 2015.

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

Medicare Payment of Outpatient Rehabilitation Services

Medicare Physician Fee Schedule and Sustainable Growth Rate Update

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.  The Medicare physician fee schedule rates are automatically updated annually based on the sustainable growth rate (“SGR”) formula, contained in legislation.  The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through April 1, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. On December 10, 2013, CMS estimated a 20.1% reduction in the Medicare physician fee schedule payment rates for calendar year 2014 as a result of the SGR formula. The Bipartisan Budget Act of 2013 prevented the 20.1% reduction for services provided through March 31, 2014.  The Protecting Access to Medicare Act (PAMA) of 2014 temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014 and a 0% payment update from January 1, 2015 through March 31, 2015. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.  On July 3, 2014, CMS released the proposed 2015 Medicare Physician Fee Schedule Rule.  CMS estimates a 20.9% reduction in the Medicare physician fee schedule payment rates beginning April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.  If the 20.9% cut is averted by Congress, the projected impact of other changes in the rule on outpatient physical therapy services in aggregate would be a positive 1% in 2015. The PAMA also amended the law to expand the categories of services that CMS is directed to examine for the purpose of identifying potentially misvalued codes. The proposed 2015 Medicare Physician Fee Schedule Rule listed several CPT codes billed by physical therapists that CMS intends to review to ensure they remain accurately valued.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Specialty hospital data(1):
Number of hospitals owned - start of period	116	117	116	115
Number of hospitals acquired	1	—	1	—
Number of hospital start-ups	—	2	—	4
Number of hospitals closed/sold	(1)	—	(1)	—
Number of hospitals owned - end of period	116	119	116	119
Number of hospitals managed - end of period	7	8	7	8
Total number of hospitals (all) - end of period	123	127	123	127
Long term acute care hospitals	109	112	109	112
Rehabilitation hospitals	14	15	14	15
Available licensed beds (2)	5,181	5,303	5,181	5,303
Admissions (2)	14,106	13,796	27,962	27,737
Patient days (2)	341,655	330,378	681,037	671,929
Average length of stay (days) (2)	24	24	25	24
Net revenue per patient day (2)(3)	$1,532	$1,562	$1,538	$1,550
Occupancy rate (2)	73%	69%	73%	71%
Percent patient days - Medicare (2)	64%	63%	64%	63%

Outpatient rehabilitation data:
Number of clinics owned - start of period	871	900	867	885
Number of clinics acquired	—	2	—	12
Number of clinic start-ups	7	4	11	9
Number of clinics closed/sold	(6)	(5)	(6)	(5)
Number of clinics owned - end of period	872	901	872	901
Number of clinics managed - end of period	116	118	116	118
Total number of clinics (all) - end of period	988	1,019	988	1,019
Number of visits (2)	1,217,598	1,289,782	2,380,221	2,464,572
Net revenue per visit (2)(4)	$103	$103	$104	$104

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2014	2013	2014
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	82.7	83.2	82.7	83.2
General and administrative	2.3	2.5	2.3	2.5
Bad debt expense	1.2	1.5	1.2	1.5
Depreciation and amortization	2.1	2.2	2.1	2.2
Income from operations	11.7	10.6	11.7	10.6
Loss on early retirement of debt	(2.3)	—	(2.3)	—
Equity in earnings of unconsolidated subsidiaries	0.1	0.2	0.1	0.2
Interest expense	(2.9)	(2.8)	(2.9)	(2.8)
Income before income taxes	6.6	8.0	6.6	8.0
Income tax expense	2.6	3.1	2.6	3.1
Net income	4.0	4.9	4.0	4.9
Net income attributable to non-controlling interests	0.3	0.3	0.3	0.3
Net income attributable to Holdings and Select	3.7%	4.6%	3.7%	4.6%

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.0	83.5	83.0	83.5
General and administrative	2.4	2.4	2.4	2.4
Bad debt expense	1.2	1.4	1.2	1.4
Depreciation and amortization	2.1	2.2	2.1	2.2
Income from operations	11.3	10.5	11.3	10.5
Loss on early retirement of debt	(1.2)	(0.2)	(1.2)	(0.2)
Equity in earnings of unconsolidated subsidiaries	0.1	0.2	0.1	0.2
Interest expense	(3.0)	(2.8)	(2.8)	(2.8)
Income before income taxes	7.2	7.7	7.4	7.7
Income tax expense	2.8	3.0	2.8	3.0
Net income	4.4	4.7	4.6	4.7
Net income attributable to non-controlling interests	0.3	0.2	0.3	0.2
Net income attributable to Holdings and Select	4.1%	4.5%	4.3%	4.5%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Select Medical Holdings Corporation			Select Medical Corporation
	Three Months Ended June 30,			Three Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$559,386	$557,833	(0.3)%	$559,386	$557,833	(0.3)%
Outpatient rehabilitation	197,080	214,798	9.0	197,080	214,798	9.0
Other(2)	207	131	(36.7)	207	131	(36.7)
Total company	$756,673	$772,762	2.1%	$756,673	$772,762	2.1%

Income (loss) from operations:
Specialty hospitals	$84,461	$75,621	(10.5)%	$84,461	$75,621	(10.5)%
Outpatient rehabilitation	23,053	27,207	18.0	23,053	27,207	18.0
Other(2)	(19,251)	(20,635)	(7.2)	(19,251)	(20,635)	(7.2)
Total company	$88,263	$82,193	(6.9)%	$88,263	$82,193	(6.9)%

Adjusted EBITDA:(3)
Specialty hospitals	$96,393	$88,688	(8.0)%	$96,393	$88,688	(8.0)%
Outpatient rehabilitation	26,054	30,432	16.8	26,054	30,432	16.8
Other(2)	(16,489)	(17,766)	(7.7)	(16,489)	(17,766)	(7.7)
Total company	$105,958	$101,354	(4.3)%	$105,958	$101,354	(4.3)%

Adjusted EBITDA margin:(3)
Specialty hospitals	17.2%	15.9%		17.2%	15.9%
Outpatient rehabilitation	13.2	14.2		13.2	14.2
Other(2)	N/M	N/M		N/M	N/M
Total company	14.0%	13.1%		14.0%	13.1%

Total assets:
Specialty hospitals	$2,229,458	$2,271,256		$2,229,458	$2,271,256
Outpatient rehabilitation	445,411	532,529		445,411	532,529
Other(2)	170,186	99,986		170,186	99,986
Total company	$2,845,055	$2,903,771		$2,845,055	$2,903,771

Purchases of property and equipment:
Specialty hospitals	$10,203	$19,800		$10,203	$19,800
Outpatient rehabilitation	2,999	2,546		2,999	2,546
Other(2)	761	848		761	848
Total company	$13,963	$23,194		$13,963	$23,194

	Select Medical Holdings Corporation			Select Medical Corporation
	Six Months Ended June 30,			Six Months Ended June 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$1,117,137	$1,122,458	0.5%	$1,117,137	$1,122,458	0.5%
Outpatient rehabilitation	389,181	412,648	6.0	389,181	412,648	6.0
Other(2)	310	234	(24.5)	310	234	(24.5)
Total company	$1,506,628	$1,535,340	1.9%	$1,506,628	$1,535,340	1.9%

Income (loss) from operations:
Specialty hospitals	$165,946	$155,676	(6.2)%	$165,946	$155,676	(6.2)%
Outpatient rehabilitation	42,917	44,984	4.8	42,917	44,984	4.8
Other(2)	(38,070)	(40,023)	(5.1)	(38,070)	(40,023)	(5.1)
Total company	$170,793	$160,637	(5.9)%	$170,793	$160,637	(5.9)%

Adjusted EBITDA:(3)
Specialty hospitals	$189,740	$180,838	(4.7)%	$189,740	$180,838	(4.7)%
Outpatient rehabilitation	48,887	51,421	5.2	48,887	51,421	5.2
Other(2)	(32,588)	(34,077)	(4.6)	(32,588)	(34,077)	(4.6)
Total company	$206,039	$198,182	(3.8)%	$206,039	$198,182	(3.8)%

Adjusted EBITDA margins:(3)
Specialty hospitals	17.0%	16.1%		17.0%	16.1%
Outpatient rehabilitation	12.6	12.5		12.6	12.5
Other(2)	N/M	N/M		N/M	N/M
Total company	13.7%	12.9%		13.7%	12.9%

Total assets:
Specialty hospitals	$2,229,458	$2,271,256		$2,229,458	$2,271,256
Outpatient rehabilitation	445,411	532,529		445,411	532,529
Other(2)	170,186	99,986		170,186	99,986
Total company	$2,845,055	$2,903,771		$2,845,055	$2,903,771

Purchases of property and equipment:
Specialty hospitals	$21,100	$41,298		$21,100	$41,298
Outpatient rehabilitation	5,844	6,176		5,844	6,176
Other(2)	1,018	3,019		1,018	3,019
Total company	$27,962	$50,493		$27,962	$50,493

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Net income	$29,878	$37,994	$29,878	$37,994
Income tax expense	19,769	23,775	19,769	23,775
Interest expense	21,904	21,663	21,904	21,663
Loss on early retirement of debt	17,280	—	17,280	—
Equity in earnings of unconsolidated subsidiaries	(568)	(1,239)	(568)	(1,239)
Stock compensation expense:
Included in general and administrative	1,231	1,480	1,231	1,480
Included in cost of services	557	485	557	485
Depreciation and amortization	15,907	17,196	15,907	17,196
Adjusted EBITDA	$105,958	$101,354	$105,958	$101,354

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Net income	$66,680	$72,361	$68,870	$72,361
Income tax expense	41,630	45,867	42,809	45,867
Interest expense	45,362	42,279	42,952	42,279
Loss on early retirement of debt	18,747	2,277	17,788	2,277
Equity in earnings of unconsolidated subsidiaries	(1,626)	(2,147)	(1,626)	(2,147)
Stock compensation expense:
Included in general and administrative	2,427	3,190	2,427	3,190
Included in cost of services	1,110	930	1,110	930
Depreciation and amortization	31,709	33,425	31,709	33,425
Adjusted EBITDA	$206,039	$198,182	$206,039	$198,182

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

In the following discussion, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries, loss on early retirement of debt, interest expense, income taxes and non-controlling interest, which are the same for Holdings and Select for both the three month periods ended June 30, 2014 and 2013.

Net Operating Revenues

Our net operating revenues increased by 2.1% to $772.8 million for the three months ended June 30, 2014 compared to $756.7 million for the three months ended June 30, 2013.  The effects of the Sequestration Reduction and the MPPR Reduction are reflected in our results for both of the three month periods ended June 30, 2014 and June 30, 2013.

Specialty Hospitals.  Our specialty hospital net operating revenues decreased by 0.3% to $557.8 million for the three months ended June 30, 2014 compared to $559.4 million for the three months ended June 30, 2013. Net operating revenues in our specialty hospital segment are comprised primarily of the revenues associated with performing patient services in our hospitals and revenues from contracted labor services provided to certain of our non-consolidated joint ventures. The decline in net operating revenues is due principally to a reduction in patient services revenues, offset in part by increases in contracted labor services. Patient services revenues decreased primarily due to a decrease in patient days, offset in part by an increase in our average net revenue per patient day. Our patient days decreased 3.3% to 330,378 days for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.  Our occupancy percentage was 69% for the three months ended June 30, 2014 compared to 73% for the three months ended June 30, 2013.  Our average net revenue per patient day increased to $1,562 for the three months ended June 30, 2014 compared to $1,532 for the three months ended June 30, 2013.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 9.0% to $214.8 million for the three months ended June 30, 2014 compared to $197.1 million for the three months ended June 30, 2013.  This increase resulted from a growth in patient visits and the expansion of contracted management services in our outpatient rehabilitation clinic business and growth in our contract therapy business.  The net operating revenues generated in our outpatient rehabilitation clinic business for the three months ended June 30, 2014 increased 7.0% compared to the three months ended June 30, 2013.  Growth in our outpatient rehabilitation clinic business net operating revenues was principally due to a 5.9% increase in visits to 1,289,782 at our owned clinics and additional contracted management service revenue at our managed clinics for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The growth in visits resulted from an increase in the visits at our existing clinics and the addition of new clinics.  Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the three months ended June 30, 2014 and 2013.  Our contract therapy business experienced an increase in net operating revenues of $7.2 million compared to the three months ended June 30, 2013, which principally resulted from new contracts and expansion of services of existing contracts, which more than offset reductions from terminated contracts.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $20.9 million to $673.4 million, or 87.2% of net operating revenues for the three months ended June 30, 2014 compared to $652.5 million, or 86.2% of net operating revenues for the three months ended June 30, 2013.  Our cost of services, a major component of which is labor expense, was $642.9 million, or 83.2% of net operating revenues for the three months ended June 30, 2014 compared to $625.7 million, or 82.7% of net operating revenues for the three months ended June 30, 2013.  Our cost of services increased as a result of incremental start-up costs associated with new and recently expanded specialty hospitals, increases in contract management services provided to our joint ventures, and growth in services provided by our outpatient rehabilitation segment. These increases in cost of services were offset in part, by a decrease in cost of services in our specialty hospitals due to the decline in patient days during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Cost of services as a percentage of net operating revenues increased primarily as a result of the incremental start-up costs associated with new and recently expanded specialty hospitals. We also experienced an increase in the cost of services as a percent of revenue in our specialty hospitals, which was offset by a decrease in the cost of services as a percent of revenue in our outpatient rehabilitation segment for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Facility rent expense, a component of cost of services, was $32.1 million for the three months ended June 30, 2014 compared to $30.9 million for the three months ended June 30, 2013.  Our general and administrative expenses were 2.5% of net operating revenues or $19.4 million for the three months ended June 30, 2014 compared to 2.3% of net operating revenues or $17.9 million for the three months ended June 30, 2013.  The growth in general and administrative expenses as a percentage of net operating revenues resulted primarily from increased compensation costs.  Our bad debt expense was $11.1 million or 1.5% of net operating revenues for the three months ended June 30, 2014 compared to $8.8 million or 1.2% of net operating revenues for the three months ended June 30, 2013.  The increase in bad debt expense occurred in our specialty hospital segment.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA for our specialty hospitals decreased 8.0% to $88.7 million for the three months ended June 30, 2014 compared to $96.4 million for the three months ended June 30, 2013.  Our Adjusted EBITDA margin for the segment decreased to 15.9% for the three months ended June 30, 2014 from 17.2% for the three months ended June 30, 2013.  The decrease in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals was principally the result of a decline in patient services revenues as discussed above under “Net Operating Revenues,” incremental start-up costs associated with new and recently expanded specialty hospitals and an increase in bad debt expense, discussed above under “Operating Expenses.”

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment increased 16.8% to $30.4 million, for the three months ended June 30, 2014 compared to $26.1 million for the three months ended June 30, 2013.  Our Adjusted EBITDA margin for the outpatient rehabilitation segment increased to 14.2% for the three months ended June 30, 2014 from 13.2% for the three months ended June 30, 2013.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $2.8 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 15.8% for the three months ended June 30, 2014 compared to 15.1% for the three months ended June 30, 2013.  The increase in Adjusted EBITDA and Adjusted EBITDA margin for our outpatient rehabilitation clinics was principally the result of growth in our net operating revenues.  Our contract therapy business experienced an increase in Adjusted EBITDA of $1.6 million compared to the three months ended June 30, 2013, which principally resulted from revenue growth as discussed above under “Net Operating Revenues.”

Other.  The Adjusted EBITDA loss was $17.8 million for the three months ended June 30, 2014 compared to an Adjusted EBITDA loss of $16.5 million for the three months ended June 30, 2013, and resulted from the increase in our general and administrative expenses.

Income from Operations

For the three months ended June 30, 2014, we had income from operations of $82.2 million compared to $88.3 million for the three months ended June 30, 2013.  The decrease in our income from operations resulted principally from a decline in patient services revenues, as discussed above under “Net Operating Revenues,” incremental start-up costs associated with new and recently expanded specialty hospitals, an increase in general and administrative expenses, and an increase in bad debt expense, as discussed above under “Operating Expenses.”

Loss on Early Retirement of Debt

On May 28, 2013, we repaid a portion of Select’s original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, we amended Select’s existing senior secured credit facilities.  During the three months ended June 30, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended June 30, 2014, we had equity in earnings of unconsolidated subsidiaries of $1.2 million compared to equity in earnings of unconsolidated subsidiaries of $0.6 million for the three months ended June 30, 2013.  The principal increase in our equity in earnings of unconsolidated subsidiaries resulted from our Baylor Institute for Rehabilitation (“BIR”) and Ohio Health investments.

Interest Expense

Interest expense was $21.7 million for the three months ended June 30, 2014 compared to $21.9 million for the three months ended June 30, 2013.  The decrease in interest expense was principally due to lower average interest rates on borrowings during the three months ended June 30, 2014.

Income Taxes

We recorded income tax expense of $23.8 million for the three months ended June 30, 2014. The expense represented an effective tax rate of 38.5%.  We recorded income tax expense of $19.8 million for the three months ended June 30, 2013. The expense represented an effective tax rate of 39.8%.  Select is part of the consolidated federal tax return for Holdings.

Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discreet items and quarterly changes in our full year tax provision estimate.  See our following discussion of “Income Taxes” for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 for additional information.

Non-controlling Interests

Non-controlling interests in consolidated earnings were $2.7 million for the three months ended June 30, 2014 compared to $2.1 million for the three months ended June 30, 2013.  These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

In the following section, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries and non-controlling interest.  These are the same for Holdings and Select.  In addition, we discuss separately for Holdings and Select, changes related to loss on early retirement of debt, interest expense and income taxes.

Net Operating Revenues

Our net operating revenues increased by 1.9% to $1,535.3 million for the six months ended June 30, 2014 compared to $1,506.6 million for the six months ended June 30, 2013.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 0.5% to $1,122.5 million for the six months ended June 30, 2014 compared to $1,117.1 million for the six months ended June 30, 2013.  The increase in our net operating revenues is due principally to the expansion of contracted labor services provided to certain of our non-consolidated joint ventures, offset in part by a decline in our patient services revenues due to both a decrease in patient days and the impact of the Sequestration Reduction.  Our patient days decreased 1.3% to 671,929 days for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.  Our occupancy percentage was 71% for the six months ended June 30, 2014 compared to 73% for the six months ended June 30, 2013.  Our average net revenue per patient day increased to $1,550 for the six months ended June 30, 2014 compared to $1,538 for the six months ended June 30, 2013, despite a reduction in our Medicare net operating revenue due to the Sequestration Reduction of $14.4 million for the six months ended June 30, 2014 compared to $9.1 million for the six months ended June 30, 2013.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 6.0% to $412.6 million for the six months ended June 30, 2014 compared to $389.2 million for the six months ended June 30, 2013.  This increase resulted from a growth in patient visits and the expansion of contracted management services in our outpatient rehabilitation clinic business and growth in our contract therapy business. The net operating revenues generated by our outpatient rehabilitation clinics for the six months ended June 30, 2014 increased 4.6% compared to the six months ended June 30, 2013.  Our growth was principally due to a 3.5% increase in visits to 2,464,572 at our owned clinics and additional contracted management service revenue at our managed clinics for the six months ended June 30, 2014 compared to the six months ended June 30, 2013. Net revenue per visit in our owned outpatient rehabilitation clinics was $104 for both the six months ended June 30, 2014 and 2013.  Our contract therapy business experienced an increase in net operating revenues of $9.8 million compared to the six months ended June 30, 2013, which principally resulted from new contracts and expansion of services of existing contracts, which more than offset reductions from terminated contracts. Growth at our outpatient rehabilitation segment was offset in part by a reduction in our net operating revenues caused by the Sequestration Reduction of $0.9 million and the MPPR Reduction of $4.5 million for the six months ended June 30, 2014 compared to a Sequestration Reduction of $0.4 million and the MPPR Reduction of $1.7 million for the six months ended June 30, 2013.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $37.2 million to $1,341.3 million, or 87.3% of net operating revenues for the six months ended June 30, 2014 compared to $1,304.1 million, or 86.6% of net operating revenues for the six months ended June 30, 2013.  We experienced increases in cost of services in both our specialty hospital and outpatient rehabilitation segments.  Our cost of services, a major component of which is labor expense, was $1,281.6 million, or 83.5% of net operating revenues for the six months ended June 30, 2014 compared to $1,250.6 million, or 83.0% of net operating revenues for the six months ended June 30, 2013.  The principal causes of the increases in cost of services as a percentage of net operating revenues resulted from the decrease in patient services revenues in our specialty hospital segment as discussed above under “Net Operating Revenues,” an increase in labor costs to provide contracted services to certain of our non-consolidated joint ventures, and incremental start-up costs associated with new and recently expanded specialty hospitals.  Facility rent expense, a component of cost of services, was $63.7 million for the six months ended June 30, 2014 compared to $61.3 million for the six months ended June 30, 2013.  General and administrative expenses were $37.5 million for the six months ended June 30, 2014 compared to $35.3 million for the six months ended June 30, 2013 and as a percentage of net operating revenues were 2.4% for both the six months ended June 30, 2014 and 2013.  Our bad debt expense was $22.1 million or 1.4% of net operating revenues for the six months ended June 30, 2014 compared to $18.2 million or 1.2% of net operating revenues for the six months ended June 30, 2013.  The increase in bad debt expense occurred in our specialty hospital segment.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA for our specialty hospitals decreased 4.7% to $180.8 million for the six months ended June 30, 2014 compared to $189.7 million for the six months ended June 30, 2013.  Our Adjusted EBITDA margin for the segment decreased to 16.1% for the six months ended June 30, 2014 from 17.0% for the six months ended June 30, 2013.  The decrease in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals was principally the result of a decline in patient services revenues as discussed above under “Net Operating Revenues,” incremental start-up costs associated with new and recently expanded specialty hospitals and an increase in bad debt expense, discussed above under “Operating Expenses.”

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment increased 5.2% to $51.4 million, for the six months ended June 30, 2014 compared to $48.9 million for the six months ended June 30, 2013.  Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.5% for the six months ended June 30, 2014 compared to 12.6% for the six months ended June 30, 2013.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $0.6 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.8% for the six months ended June 30, 2014 compared to 14.2% for the six months ended June 30, 2013.  The decrease in Adjusted EBITDA margin for our outpatient rehabilitation clinics was principally the result of lost net operating revenues caused by the Sequestration Reduction and the MPPR Reduction, which reductions were accompanied by no relative offsetting reduction in costs as discussed above under “Net Operating Revenues.”  Our contract therapy business experienced an increase in Adjusted EBITDA of $2.0 million compared to the six months ended June 30, 2013, which principally resulted from revenue growth as discussed above under “Net Operating Revenues.”

Other.  The Adjusted EBITDA loss was $34.1 million for the six months ended June 30, 2014 compared to an Adjusted EBITDA loss of $32.6 million for the six months ended June 30, 2013, and resulted from the increase in our general and administrative expenses.

Income from Operations

For the six months ended June 30, 2014, we had income from operations of $160.6 million compared to $170.8 million for the six months ended June 30, 2013.  The decrease in our income from operations resulted principally from a decline in patient services revenues in our specialty hospital segment, as discussed above under “Net Operating Revenues,” incremental start-up costs associated with new and recently expanded specialty hospitals and an increase in bad debt expense, discussed above under “Operating Expenses.”

Loss on Early Retirement of Debt

Select Medical Corporation.  On March 4, 2014, we amended Select’s term loans under its senior secured credit facilities.  During the six months ended June 30, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

On May 28, 2013, we repaid a portion of Select’s original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, we amended Select’s existing senior secured credit facilities.  During the six months ended June 30, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

On March 22, 2013, we redeemed Select’s 7 5/8% senior subordinated notes due 2015. During the six months ended June 30, 2013, we recognized a loss on early retirement of debt of $0.5 million for unamortized debt issuance costs associated with Select’s redemption of its 7 5/8% senior subordinated notes due 2015.

Select Medical Holdings Corporation.  On March 4, 2014, we amended Select’s term loans under its senior secured credit facilities.  During the six months ended June 30, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

On May 28, 2013, we repaid a portion of Select’s original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, we amended Select’s existing senior secured credit facilities.  During the six months ended June 30, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

On March 22, 2013, we redeemed Select’s 7 5/8% senior subordinated notes due 2015 and redeemed Holdings’ senior floating rate notes due 2015.  During the six months ended June 30, 2013, we recognized a loss on early retirement of debt of $1.5 million for unamortized debt issuance costs of which approximately $0.5 million was associated with Select’s redemption of its 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings’ redemption of its senior floating rate notes due 2015.

Equity in Earnings of Unconsolidated Subsidiaries

For the six months ended June 30, 2014, we had equity in earnings of unconsolidated subsidiaries of $2.1 million compared to equity in earnings of unconsolidated subsidiaries of $1.6 million for the six months ended June 30, 2013.  The principal increase in our equity in earnings of unconsolidated subsidiaries resulted from the earnings associated with our BIR and Ohio Health investments.

Interest Expense

Select Medical Corporation.  Interest expense was $42.3 million for the six months ended June 30, 2014 compared to $43.0 million for the six months ended June 30, 2013.  The decrease in interest expense was principally due to lower interest rates on borrowings during the six months ended June 30, 2014.

Select Medical Holdings Corporation.  Interest expense was $42.3 million for the six months ended June 30, 2014 compared to $45.4 million for the six months ended June 30, 2013.  The decrease in interest expense was principally due to lower interest rates on borrowings during the six months ended June 30, 2014.

Income Taxes

Select Medical Corporation. We recorded income tax expense of $45.9 million for the six months ended June 30, 2014. The expense represented an effective tax rate of 38.8%.  We recorded income tax expense of

$42.8 million for the six months ended June 30, 2013. The expense represented an effective tax rate of 38.3%.  Select is part of the consolidated federal tax return for Holdings.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $45.9 million for the six months ended June 30, 2014, which represented an effective tax rate of 38.8%.  We recorded income tax expense of $41.6 million for the six months ended June 30, 2013, which represented an effective tax rate of 38.4%.  The increase in the effective tax rate has resulted from a decrease in earnings of our consolidated subsidiaries where we have less than a 100% ownership interest that are taxed as pass-through entities in which we only record income taxes on our share of the income.

Non-controlling Interests

Non-controlling interests in consolidated earnings were $4.0 million for the six months ended June 30, 2014 and $4.5 million for the six months ended June 30, 2013.  These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2014 and Six Months Ended June 30, 2013

	Select Medical Holdings Corporation		Select Medical Corporation
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)

Cash provided by operating activities	$22,023	$42,169	$27,602	$42,169
Cash used in investing activities	(56,849)	(51,122)	(56,849)	(51,122)
Cash provided by (used in) financing activities	3,450	7,774	(2,129)	7,774
Decrease in cash and equivalents	(31,376)	(1,179)	(31,376)	(1,179)
Cash and equivalents at beginning of period	40,144	4,319	40,144	4,319
Cash and equivalents at end of period	$8,768	$3,140	$8,768	$3,140

Operating activities for Holdings and Select provided $42.2 million of cash flows for the six months ended June 30, 2014.  Operating activities for Holdings provided $22.0 million and for Select provided $27.6 million of cash flows for the six months ended June 30, 2013.  For the six months ended June 30, 2013, the operating cash flows of Select exceeded the operating cash flows of Holdings by $5.6 million principally due to interest payments on Holdings’ indebtedness.  The increase in operating cash flows for both Holdings and Select in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is principally due to the change in accounts payable and accrued expenses.

Investing activities used $51.1 million of cash flow for the six months ended June 30, 2014.  The principal use of cash was for purchases of property, plant and equipment.  Investing activities used $56.8 million of cash flow for the six months ended June 30, 2013, which included $28.0 million related to the purchase of property and equipment and $28.7 million related principally to investments in unconsolidated businesses.

Financing activities for Select provided $7.8 million of cash flow for the six months ended June 30, 2014.  Cash was provided by $90.0 million in net borrowings on our revolving credit facility, $111.7 million from the issuance of additional 6.375% senior notes due June 1, 2021, offset in part by a $34.0 million mandatory prepayment of term loans under our senior secured credit facility and $154.7 million of dividends paid to Holdings in the aggregate that were used to repurchase shares of common stock and pay dividends to common stockholders.

Financing activities for Select used $2.1 million of cash flow for the six months ended June 30, 2013.  Refinancing activities provided Select $600.0 million of proceeds from the 6.375% senior notes and $298.5 million in term loan proceeds under the senior secured credit facility that was used in part to redeem $70.0 million principal amount of Select’s 7 5/8% senior subordinated notes, pay $18.6 million of debt issuance costs related to the refinancing activities, and pay $196.8 million in dividends to Holdings for the purpose of repurchasing $167.3 million of its senior floating rate notes, payment of $14.0 million of dividends to common stockholders, repurchase of $10.0 million of common stock and paying $5.6 million of interest payments on Holdings’ indebtedness.  Additionally, we made $25.0 million of net repayments on our revolving loans under our senior secured credit facility in the six months ended June 30, 2013.

The difference in cash flows provided by financing activities of Holdings compared to Select of $5.6 million for the six months ended June 30, 2013 related to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its indebtedness.

Capital Resources

Working capital - We had net working capital of $161.3 million at June 30, 2014 compared to net working capital of $82.9 million at December 31, 2013.  The increase in net working capital is primarily due to an increase in our Medicare accounts receivable.  Our days sales outstanding were 53 days at June 30, 2014 compared to 48 days at December 31, 2013 and 51 days at June 30, 2013.  The increase in our days sales outstanding between December 31, 2013 and June 30, 2014 is primarily related to the timing of payments we receive from Medicare.

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

On March 4, 2014, Select amended its senior secured credit facilities in order to, among other things:

•                  convert the remaining series B term loan to a new series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%;

•                  set the maturity date of the series D term loan at December 20, 2016;

•                  convert the remaining series C term loan to a new series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of

1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%;

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

At June 30, 2014, our senior secured credit facilities consist of:

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

Beginning on March 31, 2015 the principal amount will amortize as follows:

•                  the series D term loan has quarterly principal repayment requirements of $0.7 million until maturity, at which time the remaining balance of $279.5 million is due on December 20, 2016; and

•                  the series E term loan has quarterly principal repayment requirements of $1.3 million until maturity, at which time the remaining balance of $479.2 million is due on June 1, 2018.

At June 30, 2014, we had outstanding borrowings of $780.2 million (excluding unamortized original issue discounts of $4.8 million) under the term loans and borrowings of $110.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities.  We had $147.7 million of availability under our revolving credit facility (after giving effect to $42.3 million of outstanding letters of credit) at June 30, 2014.

The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in our senior secured credit facility).  The applicable interest rate for revolving loans as of June 30, 2014 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended June 30, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.47 to 1.00 as of June 30, 2014.

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

Stock Repurchase Program — Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock.  The program will remain in effect until December 31, 2016, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.  Holdings is funding this program with cash on hand and borrowings under Select’s revolving credit facility.  Holdings repurchased a total of 11,285,714 shares at a total cost of $127.5 million, or $11.30 per share, during the six months ended June 30, 2014.  Since the inception of the program through June 30, 2014, Holdings has repurchased 34,891,794 shares at a cost of approximately $301.1 million, or $8.63 per share, which includes transaction costs.

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

Use of Capital Resources - We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers, and from time to time we may also develop new inpatient rehabilitation hospitals.  We are currently adding new LTCHs, although the Bipartisan Budget Act of 2013 reinstated a moratorium on new LTCHs and new LTCH beds.  See section titled “Moratorium on New LTCHs and New LTACH Beds” under Regulatory Changes.  We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.  In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

Dividend

On August 6, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share.  The dividend will be payable on or about August 29, 2014 to stockholders of record as of the close of business on August 20, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements.  The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. This guidance is effective in the first quarter of 2017 and early application is not permitted. Entities must adopt the new guidance using one of two retrospective application methods. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies the related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. The revised guidance is effective for annual fiscal periods beginning after December 15, 2014. Early adoption is permitted and we intend to prospectively adopt ASU No. 2014-08, as applicable.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility.  As of June 30, 2014, we had $780.2 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $110.0 million in revolving loans outstanding under our senior secured credit facility, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.1 million annual change in interest expense.  However, because the variable interest rate for an aggregate $495.6 million in series E term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, our interest rate on this indebtedness is currently effectively fixed at 3.75%.

ITEM 4.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of June 30, 2014 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby.  The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the state of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act.  Although the Amended Complaint identifies the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville.  The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville.  On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days.  The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through September 15, 2014.

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

On July 22, 2014, the United States District Court for the Western District of Wisconsin unsealed a qui tam Complaint in United States of America and State of Wisconsin ex rel. Todd Schmadl v. Select Medical Holdings Corporation and Select Specialty Hospital — Madison, Inc.  The Complaint was unsealed after the United States notified the Court on July 21, 2014, that the United States and the State of Wisconsin have decided not to intervene in the case.  The Complaint, which has not yet been served on the Company, is a civil action that was filed under seal on July 17, 2013, on behalf of the United States and the State of Wisconsin by a nurse formerly employed at the Company’s long term acute care hospital in Madison.  The Complaint alleges violations of the federal False Claims Act and the Wisconsin False Claims for Medical Assistance Act based on inadequate medical care; billing for services that were not performed, were performed by unqualified personnel or were unnecessary; manipulation of patient lengths of stay and readmissions; and providing substandard care at the hospital.  The Company intends to vigorously defend this action if the relator pursues it, but at this time the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.            RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

The board of directors of Holdings has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock.  The program will remain in effect until December 31, 2016, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Company deems appropriate.  Holdings is funding this program with cash on hand and borrowings under Select’s revolving credit facility.  Holdings repurchased 11,285,714 shares at a cost of $127.5 million during the six months ended June 30, 2014.

The following table sets forth the monthly purchases made under this program during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2014 to April 30, 2014	—	—	—	$216,871,503
May 1, 2014 to May 31, 2014	1,285,714	$14.00	1,285,714	$198,871,507
June 1, 2014 to June 30, 2014	—	—	—	$198,871,507
Total	1,285,714	$14.00	1,285,714	$198,871,507

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.            MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.            OTHER INFORMATION

None.

ITEM 6.            EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 62 hereof.

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
Dated: August 7, 2014

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: August 7, 2014

EXHIBIT INDEX

Exhibit	Description

10.1	Stock Purchase Agreement, dated May 5, 2014, by and among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (ii) Consolidated Balance Sheets as June 30, 2014 and December 31, 2013, (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity and Income for the six months ended June 30, 2014 and (v) Notes to Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.