Form 10-Q
period 2014-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2014-10-30
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2014

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

As of September 30, 2014, Select Medical Holdings Corporation had outstanding 130,925,584 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2013	2014	2013	2014

ASSETS
Current Assets:
Cash and cash equivalents	$4,319	$11,029	$4,319	$11,029
Accounts receivable, net of allowance for doubtful accounts of $40,815 and $43,827 at 2013 and 2014, respectively	391,319	411,502	391,319	411,502
Current deferred tax asset	17,624	13,366	17,624	13,366
Prepaid income taxes	—	4,220	—	4,220
Other current assets	41,140	43,955	41,140	43,955
Total Current Assets	454,402	484,072	454,402	484,072

Property and equipment, net	509,102	524,843	509,102	524,843
Goodwill	1,642,633	1,641,228	1,642,633	1,641,228
Other identifiable intangibles	71,907	72,247	71,907	72,247
Other assets	139,578	139,687	139,578	139,687

Total Assets	$2,817,622	$2,862,077	$2,817,622	$2,862,077

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$12,506	$22,810	$12,506	$22,810
Current portion of long-term debt and notes payable	17,565	9,289	17,565	9,289
Accounts payable	88,285	90,611	88,285	90,611
Accrued payroll	90,011	88,256	90,011	88,256
Accrued vacation	59,730	61,344	59,730	61,344
Accrued interest	12,297	22,034	12,297	22,034
Accrued other	90,508	81,190	90,508	81,190
Income taxes payable	622	—	622	—
Total Current Liabilities	371,524	375,534	371,524	375,534

Long-term debt, net of current portion	1,427,710	1,525,730	1,427,710	1,525,730
Non-current deferred tax liability	96,287	94,873	96,287	94,873
Other non-current liabilities	91,875	91,530	91,875	91,530

Total Liabilities	1,987,396	2,087,667	1,987,396	2,087,667

Redeemable non-controlling interests	11,584	10,704	11,584	10,704

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 140,260,968 shares and 130,925,584 shares issued and outstanding at 2013 and 2014, respectively	140	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	474,729	413,349	869,576	884,104
Retained earnings (accumulated deficit)	311,365	313,626	(83,342)	(156,998)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	786,234	727,106	786,234	727,106
Non-controlling interest	32,408	36,600	32,408	36,600
Total Equity	818,642	763,706	818,642	763,706

Total Liabilities and Equity	$2,817,622	$2,862,077	$2,817,622	$2,862,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2013	2014	2013	2014

Net operating revenues	$722,845	$758,069	$722,845	$758,069

Costs and expenses:
Cost of services	617,281	644,392	617,281	644,392
General and administrative	17,740	19,719	17,740	19,719
Bad debt expense	9,262	10,357	9,262	10,357
Depreciation and amortization	16,163	17,584	16,163	17,584
Total costs and expenses	660,446	692,052	660,446	692,052

Income from operations	62,399	66,017	62,399	66,017

Other income and expense:
Equity in earnings (losses) of unconsolidated subsidiaries	(179)	1,988	(179)	1,988
Interest expense	(21,252)	(21,753)	(21,252)	(21,753)

Income before income taxes	40,968	46,252	40,968	46,252

Income tax expense	15,761	17,956	15,761	17,956

Net income	25,207	28,296	25,207	28,296

Less: Net income attributable to non-controlling interests	1,935	1,766	1,935	1,766

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$23,272	$26,530	$23,272	$26,530

Income per common share:
Basic	$0.17	$0.20
Diluted	$0.17	$0.20

Dividends per share	$0.10	$0.10

Weighted average shares outstanding:
Basic	136,646	126,639
Diluted	136,793	127,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014

Net operating revenues	$2,229,473	$2,293,409	$2,229,473	$2,293,409

Costs and expenses:
Cost of services	1,867,915	1,926,037	1,867,915	1,926,037
General and administrative	53,065	57,219	53,065	57,219
Bad debt expense	27,429	32,490	27,429	32,490
Depreciation and amortization	47,872	51,009	47,872	51,009
Total costs and expenses	1,996,281	2,066,755	1,996,281	2,066,755

Income from operations	233,192	226,654	233,192	226,654

Other income and expense:
Loss on early retirement of debt	(18,747)	(2,277)	(17,788)	(2,277)
Equity in earnings of unconsolidated subsidiaries	1,447	4,135	1,447	4,135
Interest expense	(66,614)	(64,032)	(64,204)	(64,032)

Income before income taxes	149,278	164,480	152,647	164,480

Income tax expense	57,391	63,823	58,570	63,823

Net income	91,887	100,657	94,077	100,657

Less: Net income attributable to non-controlling interests	6,417	5,742	6,417	5,742

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$85,470	$94,915	$87,660	$94,915

Income per common share:
Basic	$0.61	$0.71
Diluted	$0.61	$0.71

Dividends per share	$0.20	$0.30

Weighted average shares outstanding:
Basic	136,879	129,706
Diluted	137,040	130,177

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non- controlling Interests
Balance at December 31, 2013		$818,642	140,261	$140	$474,729	$311,365	$32,408
Net income	$99,916	99,916				94,915	5,001
Net income - attributable to redeemable non-controlling interests	741
Total comprehensive income	$100,657
Dividends paid to common stockholders		(40,257)				(40,257)
Issuance and vesting of restricted stock		8,391	1,295	1	8,390
Repurchase of common shares		(129,057)	(11,403)	(11)	(75,906)	(53,140)
Stock option expense		592			592
Exercise of stock options		5,545	773	1	5,544
Distributions to non-controlling interests		(2,241)					(2,241)
Sale of non-controlling interest in subsidiary		1,693					1,693
Other		482				743	(261)
Balance at September 30, 2014		$763,706	130,926	$131	$413,349	$313,626	$36,600

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Non- controlling Interests
Balance at December 31, 2013		$818,642	0	$0	$869,576	$(83,342)	$32,408
Net income	$99,916	99,916				94,915	5,001
Net income - attributable to redeemable non-controlling interests	741
Total comprehensive income	$100,657
Additional investment by Holdings		5,545			5,545
Dividends declared and paid to Holdings		(169,314)				(169,314)
Contribution related to restricted stock awards and stock option issuances by Holdings		8,983			8,983
Distributions to non-controlling interests		(2,241)					(2,241)
Sale of non-controlling interest in subsidiary		1,693					1,693
Other		482				743	(261)
Balance at September 30, 2014		$763,706	0	$0	$884,104	$(156,998)	$36,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014

Operating activities
Net income	$91,887	$100,657	$94,077	$100,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,872	51,009	47,872	51,009
Provision for bad debts	27,429	32,490	27,429	32,490
Equity in earnings of unconsolidated subsidiaries	(1,447)	(4,135)	(1,447)	(4,135)
Loss on early retirement of debt	18,747	2,277	17,788	2,277
Gain from sale of assets and businesses	(93)	(1,236)	(93)	(1,236)
Non-cash stock compensation expense	5,403	7,391	5,403	7,391
Amortization of debt discount, premium and issuance costs	6,507	5,651	6,418	5,651
Deferred income taxes	3,854	2,844	3,854	2,844
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(89,237)	(52,924)	(89,237)	(52,924)
Other current assets	(7,642)	491	(7,642)	491
Other assets	(3,211)	(2,267)	(3,211)	(2,267)
Accounts payable	6,798	2,276	6,798	2,276
Accrued expenses	7,678	(17)	10,936	(17)
Income taxes	560	(4,203)	1,739	(4,203)
Net cash provided by operating activities	115,105	140,304	120,684	140,304

Investing activities
Purchases of property and equipment	(45,331)	(73,350)	(45,331)	(73,350)
Proceeds from sale of assets	518	—	518	—
Investment in businesses	(32,430)	(3,135)	(32,430)	(3,135)
Distributions from unconsolidated subsidiaries	—	11,939	—	11,939
Acquisition of businesses, net of cash acquired	(848)	(1,211)	(848)	(1,211)
Net cash used in investing activities	(78,091)	(65,757)	(78,091)	(65,757)

Financing activities
Borrowings on revolving credit facility	580,000	675,000	580,000	675,000
Payments on revolving credit facility	(645,000)	(655,000)	(645,000)	(655,000)
Borrowings on credit facility term loans, net of discount	298,500	—	298,500	—
Payments on credit facility term loans	(594,668)	(33,994)	(594,668)	(33,994)
Issuance of 6.375% senior notes, includes premium	600,000	111,650	600,000	111,650
Repurchase of senior floating rate notes	(167,300)	—	—	—
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	(70,000)	—
Borrowings of other debt	9,238	7,036	9,238	7,036
Principal payments on other debt	(7,467)	(11,696)	(7,467)	(11,696)
Debt issuance costs	(18,820)	(4,434)	(18,820)	(4,434)
Dividends paid to common stockholders	(27,929)	(40,257)	—	—
Dividends paid to Holdings	—	—	(211,754)	(169,314)
Repurchase of common stock	(10,946)	(129,057)	—	—
Proceeds from issuance of common stock	—	5,545	—	—
Equity investment by Holdings	—	—	—	5,545
Proceeds from (repayment of) bank overdrafts	(10,401)	10,304	(10,401)	10,304
Proceeds from issuance of non-controlling interests	—	185	—	185
Distributions to non-controlling interests	(3,072)	(3,119)	(3,072)	(3,119)
Net cash used in financing activities	(67,865)	(67,837)	(73,444)	(67,837)

Net increase (decrease) in cash and cash equivalents	(30,851)	6,710	(30,851)	6,710

Cash and cash equivalents at beginning of period	40,144	4,319	40,144	4,319
Cash and cash equivalents at end of period	$9,293	$11,029	$9,293	$11,029

Supplemental Cash Flow Information
Cash paid for interest	$60,439	$47,782	$54,860	$47,782
Cash paid for taxes	$52,977	$65,184	$52,977	$65,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of September 30, 2014 and for the three and nine month periods ended September 30, 2013 and 2014 have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014.  Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The condensed consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

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

3.  Intangible Assets

The gross carrying amounts of the Company’s indefinite-lived intangible assets consist of the following:

	December 31, 2013	September 30, 2014
	(in thousands)

Goodwill	$1,642,633	$1,641,228
Trademarks	57,709	57,709
Certificates of need	12,115	12,455
Accreditations	2,083	2,083
Total	$1,714,540	$1,713,475

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At September 30, 2014, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 5.7 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2014 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2013	$1,334,615	$308,018	$1,642,633
Goodwill acquired during the period	—	1,011	1,011
Goodwill allocated to contributed business	—	(2,406)	(2,406)
Purchase accounting adjustment	(10)	—	(10)
Balance as of September 30, 2014	$1,334,605	$306,623	$1,641,228

4. Share Repurchase

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock.  The program will remain in effect until December 31, 2016, unless extended by the board of directors.  Holdings repurchased 11,285,714 shares of common stock at a total cost of $127.5 million, or an average of $11.30 per share, during the nine months ended September 30, 2014.  The shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to stock purchase agreements dated February 26, 2014 and May 5, 2014.  The common stock repurchase program has available capacity of $198.9 million as of September 30, 2014.

5.  Indebtedness

The components of long-term debt and notes payable are as follows:

	December 31, 2013	September 30, 2014
	(in thousands)

6.375% senior notes (1)	$600,000	$711,522
Senior secured credit facilities:
Revolving loan	20,000	40,000
Term loans (2)	807,815	775,662
Other	17,460	7,835
Total debt	1,445,275	1,535,019
Less: current maturities	17,565	9,289
Total long-term debt	$1,427,710	$1,525,730

(1)         Includes unamortized premium of $1.5 million at September 30, 2014.

(2)         Includes unamortized discounts of $6.3 million and $4.5 million at December 31, 2013 and September 30, 2014, respectively.

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

•                  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

•                  amend the definition of “Available Amount” in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

At September 30, 2014, Select’s senior secured credit facilities provide for senior secured financing consisting of:

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

At September 30, 2014, Select had outstanding borrowings of $780.2 million (excluding unamortized original issue discounts of $4.5 million) under the term loans and borrowings of $40.0 million (excluding letters of credit) under the revolving loan portion of the senior secured credit facilities.  Select had $219.7 million of availability under its revolving credit facility (after giving effect to $40.3 million of outstanding letters of credit) at September 30, 2014.

The applicable margin percentage for borrowings under Select’s revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in the senior secured credit facility).  The applicable interest rate for revolving loans as of September 30, 2014 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

Select’s senior secured credit facility requires it to maintain certain leverage ratios (as defined in the senior secured credit facility). For the four consecutive fiscal quarters ended September 30, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.03 to 1.00 as of September 30, 2014.

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

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from October 1, 2014 through December 31, 2014 and the years after 2014 are approximately as follows and are presented including the discounts on the senior secured credit facility term loans and premium on the senior notes (in thousands):

October 1, 2014 – December 31, 2014	$1,967
2015	9,603
2016	287,025
2017	4,277
2018	520,216
2019 and beyond	711,931

Loss on Early Retirement of Debt

On March 4, 2014, Select amended its term loans under its senior secured credit facilities.  During the nine months ended September 30, 2014, the Company recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount, and certain fees incurred related to term loan modifications.

On May 28, 2013, Select repaid a portion of its original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, Select amended its existing senior secured credit facilities.  During the nine months ended September 30, 2013, the Company recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with refinancing activities.

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

The carrying value of Select’s senior secured credit facilities was $827.8 million and $815.7 million at December 31, 2013 and September 30, 2014, respectively.  The fair value of Select’s senior secured credit facilities was $834.7 million and $807.6 million at December 31, 2013 and September 30, 2014, respectively.  The fair value of Select’s senior secured credit facilities was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 6.375% senior notes was $600.0 million and $711.5 million at December 31, 2013 and September 30, 2014, respectively.  The fair value of Select’s 6.375% senior notes was $586.5 million and $713.3 million at December 31, 2013 and September 30, 2014, respectively.  The fair value of this debt was based on quoted market prices.

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

	Three Months Ended September 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$532,610	$190,223	$12	$722,845
Adjusted EBITDA	75,280	21,619	(16,471)	80,428
Total assets	2,232,756	502,815	106,853	2,842,424
Capital expenditures	14,157	2,802	410	17,369

	Three Months Ended September 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$556,335	$201,720	$14	$758,069
Adjusted EBITDA	80,950	23,012	(17,162)	86,800
Total assets	2,223,808	531,285	106,984	2,862,077
Capital expenditures	18,167	3,430	1,260	22,857

	Nine Months Ended September 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$1,649,747	$579,404	$322	$2,229,473
Adjusted EBITDA	265,020	70,506	(49,059)	286,467
Total assets	2,232,756	502,815	106,853	2,842,424
Capital expenditures	35,257	8,646	1,428	45,331

	Nine Months Ended September 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$1,678,793	$614,368	$248	$2,293,409
Adjusted EBITDA	261,788	74,433	(51,239)	284,982
Total assets	2,223,808	531,285	106,984	2,862,077
Capital expenditures	59,465	9,606	4,279	73,350

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$75,280	$21,619	$(16,471)
Depreciation and amortization	(12,267)	(2,979)	(917)
Stock compensation expense	—	—	(1,866)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$63,013	$18,640	$(19,254)	$62,399	$62,399
Equity in losses of unconsolidated subsidiaries				(179)	(179)
Interest expense				(21,252)	(21,252)
Income before income taxes				$40,968	$40,968

	Three Months Ended September 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$80,950	$23,012	$(17,162)
Depreciation and amortization	(13,445)	(3,210)	(929)
Stock compensation expense	—	—	(3,199)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$67,505	$19,802	$(21,290)	$66,017	$66,017
Equity in earnings of unconsolidated subsidiaries				1,988	1,988
Interest expense				(21,753)	(21,753)
Income before income taxes				$46,252	$46,252

	Nine Months Ended September 30, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$265,020	$70,506	$(49,059)
Depreciation and amortization	(36,061)	(8,949)	(2,862)
Stock compensation expense	—	—	(5,403)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$228,959	$61,557	$(57,324)	$233,192	$233,192
Loss on early retirement of debt				(18,747)	(17,788)
Equity in earnings of unconsolidated subsidiaries				1,447	1,447
Interest expense				(66,614)	(64,204)
Income before income taxes				$149,278	$152,647

	Nine Months Ended September 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other
	(in thousands)
Adjusted EBITDA	$261,788	$74,433	$(51,239)
Depreciation and amortization	(38,607)	(9,647)	(2,755)
Stock compensation expense	—	—	(7,319)

				Select Medical Holdings Corporation	Select Medical Corporation
Income (loss) from operations	$223,181	$64,786	$(61,313)	$226,654	$226,654
Loss on early retirement of debt				(2,277)	(2,277)
Equity in earnings of unconsolidated subsidiaries				4,135	4,135
Interest expense				(64,032)	(64,032)
Income before income taxes				$164,480	$164,480

8.  Income per Common Share

Holdings applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. The following table sets forth for the periods indicated the calculation of income per common share in Holdings’ consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted income per common share, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$23,272	$26,530	$85,470	$94,915
Less: Earnings allocated to unvested restricted stockholders	497	808	1,802	2,519
Net income available to common stockholders	$22,775	$25,722	$83,668	$92,396

Denominator:
Weighted average shares — basic	136,646	126,639	136,879	129,706
Effect of dilutive securities:
Stock options	147	390	161	471
Weighted average shares — diluted	136,793	127,029	137,040	130,177

Basic income per common share	$0.17	$0.20	$0.61	$0.71
Diluted income per common share	$0.17	$0.20	$0.61	$0.71

The following share amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)
Stock options	1,477	—	1,528	—

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby.  The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act.  Although the Amended Complaint

identified the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville.  The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville.  On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days.  The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through December 15, 2014.

As previously disclosed, the Company and SSH-Evansville produced documents in response to various government subpoenas and demands relating to SSH-Evansville.  In September 2014, representatives of the United States Attorney’s Office for the Southern District of Indiana and the Department of Justice informed the Company that, while the United States has not yet decided whether to intervene in the case, its investigation is continuing concerning the allegation that SSH-Evansville admitted patients for whom long-term acute care was not medically necessary.  The Company intends to fully cooperate with this governmental investigation and is involved in ongoing discussions with the government regarding this matter. At this time, the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At September 30, 2014, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $14.5 million.

10.  Subsequent Events

On October 23, 2014, Select, Holdings, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lender named therein entered into an Additional Credit Extension Amendment (the “Revolver Extension Amendment”) to Select’s senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent.  Pursuant to the terms and conditions of the Revolver Extension Amendment, the lender will extend the maturity date on $6.75 million in aggregate principal of revolving commitments from June 1, 2016 to March 1, 2018.

On October 23, 2014, Select, Holdings, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the additional lender named therein entered into an Additional Credit Extension Amendment (the “Revolver Incremental Amendment”) to Select’s senior secured credit facility with a group of lenders and JPMorgan Chase Bank, N.A. as administrative agent. Pursuant to the terms and conditions of the Revolver Incremental Amendment, the lender named therein will commit $50.0 million in incremental revolving commitments that mature on March 1, 2018.

On October 29, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share.  The dividend will be payable on or about December 1, 2014 to stockholders of record as of the close of business on November 19, 2014.

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2013 and September 30, 2014 and for the three and nine months ended September 30, 2013 and 2014.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

Select Medical Corporation

Condensed Consolidating Balance Sheet

	September 30, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$8,070	$2,110	$849	$—		$11,029
Accounts receivable, net	—	350,793	60,709	—		411,502
Current deferred tax asset	6,240	3,220	3,906	—		13,366
Prepaid income taxes	4,220	—	—	—		4,220
Intercompany receivables	—	1,681,458	121,934	(1,803,392	)(a)	—
Other current assets	8,381	29,892	5,682	—		43,955
Total Current Assets	26,911	2,067,473	193,080	(1,803,392)		484,072

Property and equipment, net	16,849	446,914	61,080	—		524,843
Investment in affiliates	3,698,437	89,600	—	(3,788,037	)(b)(c)	—
Goodwill	—	1,641,228	—	—		1,641,228
Non-current deferred tax asset	10,082	—	—	(10,082	)(d)	—
Other identifiable intangibles	—	72,247	—	—		72,247
Other assets	31,830	107,043	814	—		139,687

Total Assets	$3,784,109	$4,424,505	$254,974	$(5,601,511)		$2,862,077

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$22,810	$—	$—	$—		$22,810
Current portion of long-term debt and notes payable	6,231	2,060	998	—		9,289
Accounts payable	6,749	69,752	14,110	—		90,611
Intercompany payables	1,802,279	1,113	—	(1,803,392	)(a)	—
Accrued payroll	13,142	74,775	339	—		88,256
Accrued vacation	4,839	48,257	8,248	—		61,344
Accrued interest	21,921	113	—	—		22,034
Accrued other	39,951	33,033	8,206	—		81,190
Total Current Liabilities	1,917,922	229,103	31,901	(1,803,392)		375,534

Long-term debt, net of current portion	1,089,398	365,640	70,692	—		1,525,730
Non-current deferred tax liability	—	96,890	8,065	(10,082	)(d)	94,873
Other non-current liabilities	49,683	36,909	4,938	—		91,530

Total Liabilities	3,057,003	728,542	115,596	(1,813,474)		2,087,667

Redeemable non-controlling interests	—	—	10,704	—		10,704

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	884,104	—	—	—		884,104
Retained earnings (accumulated deficit)	(156,998)	1,017,546	11,699	(1,029,245	)(c)	(156,998)
Subsidiary investment	—	2,678,417	80,375	(2,758,792	)(b)	—
Total Select Medical Corporation Stockholders’ Equity	727,106	3,695,963	92,074	(3,788,037)		727,106

Non-controlling interests	—	—	36,600	—		36,600
Total Equity	727,106	3,695,963	128,674	(3,788,037)		763,706

Total Liabilities and Equity	$3,784,109	$4,424,505	$254,974	$(5,601,511)		$2,862,077

(a) Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d) Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

	For the Three Months Ended September 30, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$14	$639,693	$118,362	$—		$758,069

Costs and expenses:
Cost of services	549	540,170	103,673	—		644,392
General and administrative	19,790	(71)	—	—		19,719
Bad debt expense	—	8,753	1,604	—		10,357
Depreciation and amortization	926	13,887	2,771	—		17,584
Total costs and expenses	21,265	562,739	108,048	—		692,052

Income (loss) from operations	(21,251)	76,954	10,314	—		66,017

Other income and expense:
Intercompany interest and royalty fees	(272)	269	3	—		—
Intercompany management fees	33,492	(27,644)	(5,848)	—		—
Equity in earnings of unconsolidated subsidiaries	—	1,961	27	—		1,988
Interest expense	(14,597)	(5,983)	(1,173)	—		(21,753)

Income (loss) from operations before income taxes	(2,628)	45,557	3,323	—		46,252

Income tax expense (benefit)	(492)	17,782	666	—		17,956
Equity in earnings of subsidiaries	28,666	1,126	—	(29,792	)(a)	—

Net income	26,530	28,901	2,657	(29,792)		28,296

Less: Net income attributable to non-controlling interests	—	—	1,766	—		1,766

Net income attributable to Select Medical Corporation	$26,530	$28,901	$891	$(29,792)		$26,530

(a) Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

	For the Nine Months Ended September 30, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$248	$1,957,326	$335,835	$—		$2,293,409

Costs and expenses:
Cost of services	1,479	1,635,151	289,407	—		1,926,037
General and administrative	58,433	(1,214)	—	—		57,219
Bad debt expense	—	27,579	4,911	—		32,490
Depreciation and amortization	2,753	40,348	7,908	—		51,009
Total costs and expenses	62,665	1,701,864	302,226	—		2,066,755

Income (loss) from operations	(62,417)	255,462	33,609	—		226,654

Other income and expense:
Intercompany interest and royalty fees	(820)	812	8	—		—
Intercompany management fees	107,159	(90,797)	(16,362)	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,074	61	—		4,135
Loss on early retirement of debt	(2,277)	—	—	—		(2,277)
Interest expense	(42,919)	(17,819)	(3,294)	—		(64,032)

Income (loss) from operations before income taxes	(1,274)	151,732	14,022	—		164,480

Income tax expense	773	61,937	1,113	—		63,823
Equity in earnings of subsidiaries	96,962	7,057	—	(104,019	)(a)	—

Net income	94,915	96,852	12,909	(104,019)		100,657

Less: Net income attributable to non-controlling interests	—	—	5,742	—		5,742

Net income attributable to Select Medical Corporation	$94,915	$96,852	$7,167	$(104,019)		$94,915

(a) Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

	For the Nine Months Ended September 30, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$94,915	$96,852	$12,909	$(104,019	)(a)	100,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,753	40,348	7,908	—		51,009
Provision for bad debts	—	27,579	4,911	—		32,490
Equity in earnings of unconsolidated subsidiaires	—	(4,074)	(61)	—		(4,135)
Loss on early retirement of debt	2,277	—	—	—		2,277
Loss (gain) from sale of assets and businesses	—	(1,351)	115	—		(1,236)
Non-cash stock compensation expense	7,391	—	—	—		7,391
Amortization of debt discount, premium and issuance costs	5,651	—	—	—		5,651
Deferred income taxes	2,844	—	—	—		2,844
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(96,962)	(7,057)	—	104,019	(a)	—
Accounts receivable	—	(41,756)	(11,168)	—		(52,924)
Other current assets	1,364	(41)	(832)	—		491
Other assets	3,444	(5,505)	(206)	—		(2,267)
Accounts payable	—	1,128	1,148	—		2,276
Accrued expenses	3,742	(4,463)	704	—		(17)
Income taxes	(4,203)	—	—	—		(4,203)
Net cash provided by operating activities	23,216	101,660	15,428	—		140,304

Investing activities
Purchases of property and equipment	(4,279)	(60,022)	(9,049)	—		(73,350)
Investment in businesses	—	(3,135)	—	—		(3,135)
Distributions from unconsolidated subsidiaries	—	11,890	49	—		11,939
Acquisition of businesses, net of cash acquired	—	(397)	(814)	—		(1,211)
Net cash used in investing activities	(4,279)	(51,664)	(9,814)	—		(65,757)

Financing activities
Borrowings on revolving credit facility	675,000	—	—	—		675,000
Payments on revolving credit facility	(655,000)	—	—	—		(655,000)
Payments on credit facility term loans	(33,994)	—	—	—		(33,994)
Issuance of 6.375% senior notes, includes premium	111,650	—	—	—		111,650
Borrowings of other debt	6,111	—	925	—		7,036
Principal payments on other debt	(7,452)	(1,424)	(2,820)	—		(11,696)
Debt issuance costs	(4,434)	—	—	—		(4,434)
Proceeds from bank overdrafts	10,304	—	—	—		10,304
Equity investment by Holdings	5,545	—	—	—		5,545
Dividends paid to Holdings	(169,314)	—	—	—		(169,314)
Intercompany	50,646	(49,560)	(1,086)	—		—
Proceeds from issuance of non-controlling interests	—	—	185	—		185
Distributions to non-controlling interests	—	—	(3,119)	—		(3,119)
Net cash used in financing activities	(10,938)	(50,984)	(5,915)	—		(67,837)

Net increase (decrease) in cash and cash equivalents	7,999	(988)	(301)	—		6,710

Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319
Cash and cash equivalents at end of period	$8,070	$2,110	$849	$—		$11,029

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Balance Sheet

	December 31, 2013
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$71	$3,098	$1,150	$—		$4,319
Accounts receivable, net	—	337,517	54,452	(650	)(a)	391,319
Current deferred tax asset	7,965	5,214	4,445	—		17,624
Intercompany receivables	—	1,079,736	105,028	(1,184,764	)(b)	—
Other current assets	9,745	26,545	4,850	—		41,140
Total Current Assets	17,781	1,452,110	169,925	(1,185,414)		454,402

Property and equipment, net	15,624	434,040	59,438	—		509,102
Investment in affiliates	3,059,581	83,012	—	(3,142,593	)(c)(d)	—
Goodwill	—	1,642,633	—	—		1,642,633
Non-current deferred tax asset	7,662	—	—	(7,662	)(e)	—
Other identifiable intangibles	—	71,907	—	—		71,907
Other assets	35,274	103,696	608	—		139,578

Total Assets	$3,135,922	$3,787,398	$229,971	$(4,335,669)		$2,817,622

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$12,506	$—	$—	$—		$12,506
Current portion of long-term debt and notes payable	9,107	7,317	1,141	—		17,565
Accounts payable	6,749	68,574	12,962	—		88,285
Intercompany payables	1,184,764	—	—	(1,184,764	)(b)	—
Accrued payroll	1,167	88,599	245	—		90,011
Accrued vacation	4,619	47,682	7,429	—		59,730
Accrued interest	11,076	1,221	—	—		12,297
Accrued other	59,249	23,494	8,415	(650	)(a)	90,508
Income taxes payable	622	—	—	—		622
Total Current Liabilities	1,289,859	236,887	30,192	(1,185,414)		371,524

Long-term debt, net of current portion	1,006,201	364,060	57,449	—		1,427,710
Non-current deferred tax liability	—	96,111	7,838	(7,662	)(e)	96,287
Other non-current liabilities	53,628	33,123	5,124	—		91,875

Total Liabilities	2,349,688	730,181	100,603	(1,193,076)		1,987,396

Redeemable non-controlling interests	—	—	11,584	—		11,584

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	869,576	—	—	—		869,576
Retained earnings	(83,342)	920,694	21,186	(941,880	)(d)	(83,342)
Subsidiary investment	—	2,136,523	64,190	(2,200,713	)(c)	—
Total Select Medical Corporation Stockholders’ Equity	786,234	3,057,217	85,376	(3,142,593)		786,234

Non-controlling interests	—	—	32,408	—		32,408
Total Equity	786,234	3,057,217	117,784	(3,142,593)		818,642

Total Liabilities and Equity	$3,135,922	$3,787,398	$229,971	$(4,335,669)		$2,817,622

(a) Reclass portion of accrued other to accounts receivable net in consolidation.

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

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

	For the Nine Months Ended September 30, 2013
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$87,660	$95,407	$18,441	$(107,431	)(a)	$94,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,862	37,856	7,154	—		47,872
Provision for bad debts	—	22,485	4,944	—		27,429
Equity in earnings of unconsolidated subsidiaries	—	(1,375)	(72)	—		(1,447)
Loss on early retirement of debt	17,788	—	—	—		17,788
Loss (gain) from disposal of assets	—	25	(118)	—		(93)
Non-cash stock compensation expense	5,403	—	—	—		5,403
Amortization of debt discount and issuance costs	6,418	—	—	—		6,418
Deferred income taxes	3,854	—	—	—		3,854
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(95,358)	(12,073)	—	107,431	(a)	—
Accounts receivable	—	(75,295)	(13,942)	—		(89,237)
Other current assets	(2,725)	(6,620)	1,703	—		(7,642)
Other assets	(7,829)	4,519	99	—		(3,211)
Accounts payable	2,880	3,224	694	—		6,798
Accrued expenses	(3,211)	12,759	1,388	—		10,936
Income taxes	1,739	—	—	—		1,739
Net cash provided by operating activities	19,481	80,912	20,291	—		120,684

Investing activities
Purchases of property and equipment	(1,428)	(39,101)	(4,802)	—		(45,331)
Proceeds from sale of assets	—	62	456	—		518
Investment in businesses, net of distributions	—	(32,430)	—	—		(32,430)
Acquisition of businesses, net of cash acquired	—	(848)	—	—		(848)
Net cash used in investing activities	(1,428)	(72,317)	(4,346)	—		(78,091)

Financing activities
Borrowings on revolving credit facility	580,000	—	—	—		580,000
Payments on revolving credit facility	(645,000)	—	—	—		(645,000)
Borrowings on credit facility term loans, net of discount	298,500	—	—	—		298,500
Payments on credit facility term loans	(594,668)	—	—	—		(594,668)
Issuance of 6.375% senior notes	600,000	—	—	—		600,000
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	—	—		(70,000)
Borrowings of other debt	8,154	—	1,084	—		9,238
Principal payments on other debt	(5,971)	(521)	(975)	—		(7,467)
Debt issuance costs	(18,820)	—	—	—		(18,820)
Dividends paid to Holdings	(211,754)	—	—	—		(211,754)
Repayments of bank overdrafts	(10,401)	—	—	—		(10,401)
Intercompany	21,889	(8,812)	(13,077)	—		—
Distributions to non-controlling interests	—	—	(3,072)	—		(3,072)
Net cash used in financing activities	(48,071)	(9,333)	(16,040)	—		(73,444)

Net decrease in cash and cash equivalents	(30,018)	(738)	(95)	—		(30,851)

Cash and cash equivalents at beginning of period	35,070	3,734	1,340	—		40,144
Cash and cash equivalents at end of period	$5,052	$2,996	$1,245	$—		$9,293

(a)  Elimination of equity in earnings of consolidated subsidiaries.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes.

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

Overview

We began operations in 1997, and we believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  As of September 30, 2014, we operated 113 long term acute care hospitals, or “LTCHs,” and 16 inpatient rehabilitation facilities, or “IRFs,” in 28 states, and 1,023 outpatient rehabilitation clinics in 32 states and the District of Columbia.  We also provide medical rehabilitation services on a contract basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites.  As of September 30, 2014 we had operations in 44 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment.  We had net operating revenues of $2,293.4 million for the nine months ended September 30, 2014.  Of this total, we earned approximately 73% of our net operating revenues from our specialty hospital segment and approximately 27% from our outpatient rehabilitation segment.  Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care.  Our outpatient rehabilitation segment consists of clinics and contract therapy locations that provide physical, occupational and speech rehabilitation services.

Significant Events

Dividend Payments

On March 10, 2014, May 28, 2014 and August 29, 2014 Holdings paid cash dividends totaling $14.1 million, $13.1 million and $13.1 million, respectively.

Stock Repurchase Program

The Company’s board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock.  The program will remain in effect until December 31, 2016, unless extended by the board of directors.  During the nine months ended September 30, 2014, the Company repurchased a total of 11,285,714 shares of common stock at a total cost of $127.5 million, or $11.30 per share.  The shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P.  See the section titled “Capital Resources” for additional discussion related to our stock repurchase program.

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

•                  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

•                  amend the definition of “Available Amount” in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

Senior Notes

On March 11, 2014 Select issued $110.0 million of 6.375% senior notes due June 1, 2021, at 101.50% of the aggregate principal amount resulting in the receipt of gross proceeds of $111.7 million.

See the section titled “Capital Resources” for additional discussion related to our financing activities.

Summary Financial Results

Three Months Ended September 30, 2014

For the three months ended September 30, 2014, our net operating revenues increased 4.9% to $758.1 million, compared to $722.8 million for the three months ended September 30, 2013.  We had income from operations of $66.0 million for the three months ended September 30, 2014, compared to $62.4 million for the three months ended September 30, 2013.  Net income attributable to Holdings was $26.5 million for the three months ended September 30, 2014, compared to $23.3 million for the three months ended September 30, 2013.  Our Adjusted EBITDA for the three months ended September 30, 2014 was $86.8 million, compared to $80.4 million for the three months ended September 30, 2013 and our Adjusted EBITDA margin was 11.5% for the three months ended September 30, 2014, compared to 11.1% for the three months ended September 30, 2013.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Nine Months Ended September 30, 2014

For the nine months ended September 30, 2014, our net operating revenues increased 2.9% to $2,293.4 million compared to $2,229.5 million for the nine months ended September 30, 2013.  We had income from operations of $226.7 million compared to $233.2 million for the nine months ended September 30, 2013.  Net income attributable to Holdings was $94.9 million for the nine months ended September 30, 2014, compared to $85.5 million for the nine months ended September 30, 2013.  Our Adjusted EBITDA for the nine months ended September 30, 2014 was $285.0 million, compared to $286.5 million for the nine months ended September 30, 2013 and our Adjusted EBITDA margin was 12.4% for the nine months ended September 30, 2014, compared to 12.8% for the nine months ended September 30, 2013.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

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

Budget Control Act of 2011

The Budget Control Act of 2011 increased the federal debt ceiling in connection with deficit reductions over the next ten years. On April 1, 2013, a 2% reduction to Medicare payments (the “Sequestration Reduction”) was implemented. For the nine months ended September 30, 2014, the Sequestration Reduction has reduced both our net operating revenues and income from operations by approximately $22.6 million, of which approximately $21.3 million was related to our specialty hospitals and $1.3 million was related to our outpatient rehabilitation segment.  For the nine months ended September 30, 2013, the Sequestration Reduction reduced both our net operating revenues and income from operations by approximately $16.6 million, of which approximately $15.9 million was related to our specialty hospitals and $0.7 million was related to our outpatient rehabilitation segment.

Improving Medicare Post-Acute Care Transformation Act of 2014

The Improving Medicare Post-Acute Care Transformation Act of 2014, signed by President Obama on October 6, 2014, requires our LTCHs and IRFs to collect and report additional patient assessment data and clinical measures on each Medicare beneficiary who receives inpatient services in our facilities. LTCHs and IRFs must begin reporting this data no later than October 1, 2018. Within two years after that, CMS will begin making this data available to the public. Facilities that fail to report the required data will be subject to a 2% reduction in their annual market basket update. The reduction may result in a market basket update of less than zero. However, any reduction is limited to the applicable fiscal year and is not cumulative. We expect CMS to publish additional regulations and guidance implementing this new law.

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

Medicare Payment of Long Term Acute Care Hospitals during Fiscal Year 2015

On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate is set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the PPACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases is set at $14,972, which is an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

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

Medicare Market Basket Adjustments for Long Term Acute Care Hospitals

The PPACA instituted a market basket payment adjustment to LTCHs. In fiscal year 2014, the market basket update was reduced by 0.3%.  In fiscal years 2015 and 2016, the market basket update will be reduced by 0.2%.  Finally, in fiscal years 2017-2019, the market basket update will be reduced by 0.75%.  The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

Moratorium on New LTCHs and New LTCH Beds

The Bipartisan Budget Act of 2013 reinstated a moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities, beginning January 1, 2015 through September 30, 2017.  The Protecting Access to Medicare Act of 2014 (the “PAMA”) advanced the commencement date of the new moratorium from January 1, 2015 to April 1, 2014.  The PAMA includes exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellites facilities currently under development.  The new moratorium will not apply to LTCHs or LTCH satellites facilities that: (1) began their qualifying period to become an LTCH on or before April 1, 2014; (2) have a binding written agreement as of April 1, 2014 with an unrelated party for construction, renovation, or lease for an LTCH and have expended, before April 1, 2014, at least 10% of the estimated cost of the project (or, if less, $2,500,000); or (3) have obtained a certificate of need on or before April 1, 2014.  The new moratorium provides no exceptions for increases in the number of certified beds in existing LTCHs and LTCH satellites.  Further, in accordance with the requirements of guidance issued on October 10, 2014 by the Survey and Certification Group at CMS’s Central Office, any LTCH that establishes a new satellite, based upon meeting the criteria for an exception to the moratorium, must reduce beds elsewhere in the LTCH in order to operate beds in the new satellite location.

Termination of the 5 Percent Readmissions Policy

CMS eliminated the “5 percent readmissions” policy for patients discharged on or after October 1, 2014.  Under this policy, readmissions from co-located providers in excess of 5 percent are paid a single LTCH payment rather than two payments (one for both the admission and readmission).  In eliminating this policy, CMS indicated that the new statutory revisions to the LTCH-PPS, which will be implemented for discharges beginning on or after October 1, 2015 (establishing clinical criteria for standard LTCH-PPS payments) will negate the need for the 5 percent policy.

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

Medicare Payment of Inpatient Rehabilitation Facilities during Fiscal Year 2015

On August 6, 2014, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015).  The standard payment conversion factor for discharges for fiscal year 2015 is $15,198, which is an increase from the fiscal year 2014 standard payment conversion factor of $14,846.  The update to the standard payment conversion factor for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% as mandated by the PPACA.  CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848 from $9,272 established in the final rule for fiscal year 2014.

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

Medicare Market Basket Adjustments for Inpatient Rehabilitation Facilities

The PPACA instituted a market basket payment adjustment for IRFs. In fiscal year 2014, the market basket update was reduced by 0.3%.  In fiscal years 2015 and 2016, the market basket update will be reduced by 0.2%.  Finally, in fiscal years 2017-2019, the market basket update will be reduced by 0.75%.  The PPACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

Medicare Payment of Outpatient Rehabilitation Services

Medicare Physician Fee Schedule and Sustainable Growth Rate Update

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule.  The Medicare physician fee schedule rates are automatically updated annually based on the sustainable growth rate (“SGR”) formula contained in legislation.  The SGR formula has resulted in automatic reductions in rates in every year since 2002; however, for each year through April 1, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. On December 10, 2013, CMS estimated a 20.1% reduction in the Medicare physician fee schedule payment rates for calendar year 2014 as a result of the SGR formula. The Bipartisan Budget Act of 2013 prevented the 20.1% reduction for services provided through March 31, 2014.  The PAMA temporarily blocks this reduction through March 31, 2015 and replaces it with a 0.5% payment increase for services provided through December 31, 2014 and a 0% payment update from January 1, 2015 through March 31, 2015. Automatic reductions in the Medicare physician fee schedule payment rates will commence on April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.  On July 3, 2014, CMS released the proposed 2015 Medicare Physician Fee Schedule Rule.  CMS estimates a 20.9% reduction in the Medicare physician fee schedule payment rates beginning April 1, 2015, unless Congress again takes legislative action to prevent the SGR formula reductions from going into effect.  If the 20.9% cut is averted by Congress, the projected impact of other changes in the rule on outpatient physical therapy services in aggregate would be a positive 1% in 2015. The PAMA also amended the law to expand the categories of services that CMS is directed to examine for the purpose of identifying potentially misvalued codes. The proposed 2015 Medicare Physician Fee Schedule Rule listed several CPT codes billed by physical therapists that CMS intends to review to ensure they remain accurately valued.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses.

Effective January 1, 2014, the annual limit on outpatient therapy services is $1,920 for combined physical and speech language pathology services and $1,920 for occupational therapy services. The per beneficiary caps were $1,900 for calendar year 2013. Reimbursements in excess of the per beneficiary caps are available if the excess is approved through the exceptions process.  The Middle Class Tax Relief and Job Creation Act of 2012, in addition to extending the exceptions process, required CMS to conduct manual medical reviews of requests for exceptions for therapy services provided on or after October 1, 2012, over an annual threshold of $3,700. The medical review threshold is $3,700 for combined physical and speech language pathology services and $3,700 for occupational therapy services.  However, CMS is not precluded from conducting manual medical reviews for therapy services below these annual limits and thresholds.

The annual limits for therapy expenses and the manual medical review thresholds historically did not apply to services furnished and billed by outpatient hospital departments. However, the PAMA, and prior legislation, extended the annual limits on therapy expenses and the manual medical review thresholds to services furnished in hospital outpatient department settings through March 31, 2015. The application of annual limits to hospital outpatient department settings will sunset on March 31, 2015 unless Congress extends it.

In the Deficit Reduction Act of 2005, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case-by-case basis upon submission of documentation of medical necessity.  The PAMA extends the exceptions process for outpatient therapy caps and related manual medical review process through March 31, 2015. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning April 1, 2015, except those services furnished and billed by outpatient hospital departments.

Multiple Procedure Payment Reduction

CMS adopted a multiple procedure payment reduction (“MPPR Reduction”) for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This MPPR Reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. The MPPR Reduction policy applies across all therapy disciplines — occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings.  The American Taxpayer Relief Act of 2012 increased the payment reduction in either setting to 50% effective April 1, 2013 for all outpatient therapy services. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, were subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction was increased to 50%.  For the nine months ended September 30, 2014, the MPPR Reduction reduced both our net operating revenues and income from operations by approximately $6.9 million in our outpatient rehabilitation segment.  For the nine months ended September 30, 2013, the MPPR Reduction reduced both our net operating revenues and income from operations by approximately $3.6 million in our outpatient rehabilitation segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Specialty hospital data(1):
Number of hospitals owned - start of period	116	119	116	115
Number of hospitals acquired	—	1	1	1
Number of hospital start-ups	—	2	—	6
Number of hospitals closed/sold	(1)	(2)	(2)	(2)
Number of hospitals owned - end of period	115	120	115	120
Number of hospitals managed - end of period	8	9	8	9
Total number of hospitals (all) - end of period	123	129	123	129
Long term acute care hospitals	108	113	108	113
Rehabilitation hospitals	15	16	15	16
Available licensed beds (2)	5,172	5,311	5,172	5,311
Admissions (2)	13,778	13,787	41,740	41,524
Patient days (2)	336,120	332,120	1,017,157	1,004,049
Average length of stay (days) (2)	24	24	24	24
Net revenue per patient day (2)(3)	$1,471	$1,543	$1,516	$1,546
Occupancy rate (2)	71%	68%	72%	70%
Percent patient days - Medicare (2)	64%	62%	64%	63%

Outpatient rehabilitation data:
Number of clinics owned - start of period	872	901	867	885
Number of clinics acquired	1	2	1	14
Number of clinic start-ups	7	7	18	16
Number of clinics closed/sold	(4)	(27)	(10)	(32)
Number of clinics owned - end of period	876	883	876	883
Number of clinics managed - end of period	121	140	121	140
Total number of clinics (all) - end of period	997	1,023	997	1,023
Number of visits (2)	1,196,893	1,239,932	3,577,114	3,704,504
Net revenue per visit (2)(4)	$103	$103	$104	$104

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2014	2013	2014
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	85.4	85.0	85.4	85.0
General and administrative	2.5	2.6	2.5	2.6
Bad debt expense	1.3	1.4	1.3	1.4
Depreciation and amortization	2.2	2.3	2.2	2.3
Income from operations	8.6	8.7	8.6	8.7
Equity in earnings (losses) of unconsolidated subsidiaries	(0.0)	0.3	(0.0)	0.3
Interest expense	(2.9)	(2.9)	(2.9)	(2.9)
Income before income taxes	5.7	6.1	5.7	6.1
Income tax expense	2.2	2.4	2.2	2.4
Net income	3.5	3.7	3.5	3.7
Net income attributable to non-controlling interests	0.3	0.2	0.3	0.2
Net income attributable to Holdings and Select	3.2%	3.5%	3.2%	3.5%

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.8	84.0	83.8	84.0
General and administrative	2.4	2.5	2.4	2.5
Bad debt expense	1.2	1.4	1.2	1.4
Depreciation and amortization	2.1	2.2	2.1	2.2
Income from operations	10.5	9.9	10.5	9.9
Loss on early retirement of debt	(0.8)	(0.1)	(0.8)	(0.1)
Equity in earnings of unconsolidated subsidiaries	0.0	0.2	0.0	0.2
Interest expense	(3.0)	(2.8)	(2.9)	(2.8)
Income before income taxes	6.7	7.2	6.8	7.2
Income tax expense	2.6	2.8	2.6	2.8
Net income	4.1	4.4	4.2	4.4
Net income attributable to non-controlling interests	0.3	0.3	0.3	0.3
Net income attributable to Holdings and Select	3.8%	4.1%	3.9%	4.1%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2014	% Change	2013	2014	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$532,610	$556,335	4.5%	$1,649,747	$1,678,793	1.8%
Outpatient rehabilitation	190,223	201,720	6.0	579,404	614,368	6.0
Other(2)	12	14	16.7	322	248	(23.0)
Total company	$722,845	$758,069	4.9%	$2,229,473	$2,293,409	2.9%

Income (loss) from operations:
Specialty hospitals	$63,013	$67,505	7.1%	$228,959	$223,181	(2.5)%
Outpatient rehabilitation	18,640	19,802	6.2	61,557	64,786	5.2
Other(2)	(19,254)	(21,290)	(10.6)	(57,324)	(61,313)	(7.0)
Total company	$62,399	$66,017	5.8%	$233,192	$226,654	(2.8)%

Adjusted EBITDA:(3)
Specialty hospitals	$75,280	$80,950	7.5%	$265,020	$261,788	(1.2)%
Outpatient rehabilitation	21,619	23,012	6.4	70,506	74,433	5.6
Other(2)	(16,471)	(17,162)	(4.2)	(49,059)	(51,239)	(4.4)
Total company	$80,428	$86,800	7.9%	$286,467	$284,982	(0.5)%

Adjusted EBITDA margin:(3)
Specialty hospitals	14.1%	14.6%		16.1%	15.6%
Outpatient rehabilitation	11.4	11.4		12.2	12.1
Other(2)	N/M	N/M		N/M	N/M
Total company	11.1%	11.5%		12.8%	12.4%

Total assets:
Specialty hospitals	$2,232,756	$2,223,808		$2,232,756	$2,223,808
Outpatient rehabilitation	502,815	531,285		502,815	531,285
Other(2)	106,853	106,984		106,853	106,984
Total company	$2,842,424	$2,862,077		$2,842,424	$2,862,077

Purchases of property and equipment:
Specialty hospitals	$14,157	$18,167		$35,257	$59,465
Outpatient rehabilitation	2,802	3,430		8,646	9,606
Other(2)	410	1,260		1,428	4,279
Total company	$17,369	$22,857		$45,331	$73,350

N/M — Not Meaningful

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Select Medical Holdings Corporation		Select Medical Corporation
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Net income	$25,207	$28,296	$25,207	$28,296
Income tax expense	15,761	17,956	15,761	17,956
Interest expense	21,252	21,753	21,252	21,753
Equity in losses (earnings) of unconsolidated subsidiaries	179	(1,988)	179	(1,988)
Stock compensation expense:
Included in general and administrative	1,258	2,650	1,258	2,650
Included in cost of services	608	549	608	549
Depreciation and amortization	16,163	17,584	16,163	17,584
Adjusted EBITDA	$80,428	$86,800	$80,428	$86,800

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)
Net income	$91,887	$100,657	$94,077	$100,657
Income tax expense	57,391	63,823	58,570	63,823
Interest expense	66,614	64,032	64,204	64,032
Loss on early retirement of debt	18,747	2,277	17,788	2,277
Equity in earnings of unconsolidated subsidiaries	(1,447)	(4,135)	(1,447)	(4,135)
Stock compensation expense:
Included in general and administrative	3,685	5,840	3,685	5,840
Included in cost of services	1,718	1,479	1,718	1,479
Depreciation and amortization	47,872	51,009	47,872	51,009
Adjusted EBITDA	$286,467	$284,982	$286,467	$284,982

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

In the following discussion, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings (losses) of unconsolidated subsidiaries, interest expense, income taxes and non-controlling interest, which are the same for Holdings and Select for both of the three month periods ended September 30, 2014 and 2013.

Net Operating Revenues

Our net operating revenues increased by 4.9% to $758.1 million for the three months ended September 30, 2014 compared to $722.8 million for the three months ended September 30, 2013.  The effects of the Sequestration Reduction and the MPPR Reduction are reflected in our results for both of the three month periods ended September 30, 2014 and September 30, 2013.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 4.5% to $556.3 million for the three months ended September 30, 2014 compared to $532.6 million for the three months ended September 30, 2013.  Net operating revenues in our specialty hospital segment are comprised primarily of the revenues associated with performing patient services in our hospitals and revenues from contracted labor services provided to certain of our non-consolidated joint ventures.  The increase in net operating revenues is due principally to growth in patient services revenues in our hospitals.  Patient services revenues increased primarily due to increases in our average net revenue per patient day, offset in part by a decrease in patient days.  Our average net revenue per patient day increased to $1,543 for the three months ended September 30, 2014 compared to $1,471 for the three months ended September 30, 2013.  Our patient days decreased 1.2% to 332,120 days for the three months ended September 30, 2014 as compared to 336,120 days for the three months ended September 30, 2013.  Our occupancy percentage was 68% for the three months ended September 30, 2014 compared to 71% for the three months ended September 30, 2013.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 6.0% to $201.7 million for the three months ended September 30, 2014 compared to $190.2 million for the three months ended September 30, 2013.  This increase resulted from growth in patient visits, expansion of contracted management services in our outpatient rehabilitation clinic business and growth in our contract therapy business.  The net operating revenues generated in our outpatient rehabilitation clinic business for the three months ended September 30, 2014 increased 4.7% compared to the three months ended September 30, 2013.  Growth in our outpatient rehabilitation clinic business net operating revenues was principally due to a 3.6% increase in visits to 1,239,932 visits at our owned clinics and additional contracted management service revenue at our managed clinics for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  The growth in visits resulted primarily from an increase in the visits at our existing clinics.  Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the three months ended September 30, 2014 and 2013.  Our contract therapy business experienced an increase in net operating revenues of $4.5 million compared to the three months ended September 30, 2013, which principally resulted from new contracts and expansion of services of existing contracts, which more than offset reductions from terminated contracts.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $30.2 million to $674.5 million, or 89.0% of net operating revenues for the three months ended September 30, 2014 compared to $644.3 million, or 89.2% of net operating revenues for the three months ended September 30, 2013.  Our cost of services, a major component of which is labor expense, was $644.4 million, or 85.0% of net operating revenues for the three months ended September 30, 2014 compared to $617.3 million, or 85.4% of net operating revenues for the three months ended September 30, 2013.  Our cost of services increased as a result of incremental start-up costs associated with new specialty hospitals, increases in contract management services provided to our joint ventures, and growth in services provided by our outpatient rehabilitation segment.  Facility rent expense, a component of cost of services, was $32.5 million for the three months ended September 30, 2014 compared to $31.2 million for the three months ended September 30, 2013.  Our general and administrative expenses were 2.6% of net operating revenues or $19.7 million for the three months ended September 30, 2014 compared to 2.5% of net operating revenues or $17.7 million for the three months ended September 30, 2013.  The growth in general and administrative expenses as a percentage of net operating revenues resulted primarily from increased stock compensation expense.  Our bad debt expense was $10.4 million or 1.4% of net operating revenues for the three months ended September 30, 2014 compared to $9.3 million or 1.3% of net operating revenues for the three months ended September 30, 2013. The increase in bad debt expense was principally due to increased bad debts at our contract therapy business as a result of a customer bankruptcy.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA for our specialty hospitals increased 7.5% to $81.0 million for the three months ended September 30, 2014 compared to $75.3 million for the three months ended September 30, 2013.  Our Adjusted EBITDA margin for the segment increased to 14.6% for the three months ended September 30, 2014 from 14.1% for the three months ended September 30, 2013.  The increase in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals was principally the result of increases in patient services revenues as discussed above under “Net Operating Revenues,” offset in part by incremental start-up costs associated with new specialty hospitals.

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment increased 6.4% to $23.0 million, for the three months ended September 30, 2014 compared to $21.6 million for the three months ended September 30, 2013.  Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.4% for both of the three months ended September 30, 2014 and 2013.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $1.8 million for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.  Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.6% for the three months ended September 30, 2014 compared to 13.0% for the three months ended September 30, 2013.  The increase in Adjusted EBITDA and Adjusted EBITDA margin for our outpatient rehabilitation clinics was principally the result of growth in our net operating revenues, as discussed above under “Net Operating Revenues” without a corresponding increase in costs.  Our contract therapy business experienced a decrease in Adjusted EBITDA of $0.4 million compared to the three months ended September 30, 2013, which resulted primarily from an increase in bad debt expense, as discussed above under “Operating Expenses.”

Other.  The Adjusted EBITDA loss was $17.2 million for the three months ended September 30, 2014 compared to an Adjusted EBITDA loss of $16.5 million for the three months ended September 30, 2013, and resulted from the increase in our general and administrative expenses.

Income from Operations

For the three months ended September 30, 2014, we had income from operations of $66.0 million compared to $62.4 million for the three months ended September 30, 2013.  The increase in our income from operations resulted principally from the improved profitability of our specialty hospitals and outpatient clinics as discussed above, offset by an increase in depreciation resulting primarily from new hospital development and expansion in our specialty hospital segment.

Equity in Earnings (Losses) of Unconsolidated Subsidiaries

For the three months ended September 30, 2014, we had equity in earnings of unconsolidated subsidiaries of $2.0 million compared to equity in losses of unconsolidated subsidiaries of $0.2 million for the three months ended September 30, 2013.  The principal increase in our equity in earnings of unconsolidated subsidiaries resulted from our Baylor Institute for Rehabilitation (“BIR”) and Ohio Health investments.

Interest Expense

Interest expense was $21.8 million for the three months ended September 30, 2014 compared to $21.3 million for the three months ended September 30, 2013.  The increase in interest expense was principally due to an increase in the average debt outstanding during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Income Taxes

We recorded income tax expense of $18.0 million for the three months ended September 30, 2014. The expense represented an effective tax rate of 38.8%.  We recorded income tax expense of $15.8 million for the three months ended September 30, 2013. The expense represented an effective tax rate of 38.5%.

Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discreet items and quarterly changes in our full year tax provision estimate.  See our following discussion of “Income Taxes” for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 for additional information.

Non-controlling Interests

Non-controlling interests in consolidated earnings were $1.8 million for the three months ended September 30, 2014 compared to $1.9 million for the three months ended September 30, 2013.  These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

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

Net Operating Revenues

Our net operating revenues increased by 2.9% to $2,293.4 million for the nine months ended September 30, 2014 compared to $2,229.5 million for the nine months ended September 30, 2013.

Specialty Hospitals.  Our specialty hospital net operating revenues increased by 1.8% to $1,678.8 million for the nine months ended September 30, 2014 compared to $1,649.7 million for the nine months ended September 30, 2013.  The increase in our net operating revenues is due principally to increases in our patient services revenues in our hospitals and the expansion of contracted labor services provided to certain of our non-consolidated joint ventures.  Our patient services revenues increased principally due to an increase in our average net revenue per patient day, offset in part by a decrease in patient days.  Our average net revenue per patient day increased to $1,546 for the nine months ended September 30, 2014 compared to $1,516 for the nine months ended September 30, 2013, despite a reduction in our Medicare net operating revenue due to the Sequestration Reduction of $21.3 million for the nine months ended September 30, 2014 compared to $15.9 million for the nine months ended September 30, 2013.  Our patient days decreased 1.3% to 1,004,049 days for the nine months ended September 30, 2014 as compared to 1,017,157 days for the nine months ended September 30, 2013.  Our occupancy percentage was 70% for the nine months ended September 30, 2014 compared to 72% for the nine months ended September 30, 2013.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues increased 6.0% to $614.4 million for the nine months ended September 30, 2014 compared to $579.4 million for the nine months ended September 30, 2013.  This increase resulted from a growth in patient visits and the expansion of contracted management services in our outpatient rehabilitation clinic business and growth in our contract therapy business.  The net operating revenues generated by our outpatient rehabilitation clinics for the nine months ended September 30, 2014 increased 4.7% compared to the nine months ended September 30, 2013.  Our growth was principally due to a 3.6% increase in visits to 3,704,504 at our owned clinics and additional contracted management service revenue at our managed clinics for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Net revenue per visit in our owned outpatient rehabilitation clinics was $104 for both the nine months ended September 30, 2014 and 2013.  Our contract therapy business experienced an increase in net operating revenues of $14.3 million compared to the nine months ended September 30, 2013, which principally resulted from new contracts and expansion of services of existing contracts, which more than offset reductions from terminated contracts.  Growth at our outpatient rehabilitation segment was offset in part by a reduction in our net operating revenues caused by the Sequestration Reduction of $1.3 million and the MPPR Reduction of $6.9 million for the nine months ended September 30, 2014 compared to a Sequestration Reduction of $0.7 million and the MPPR Reduction of $3.6 million for the nine months ended September 30, 2013.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense.  Our operating expenses increased by $67.3 million to $2,015.7 million, or 87.9% of net operating revenues for the nine months ended September 30, 2014 compared to $1,948.4 million, or 87.4% of net operating revenues for the nine months ended September 30, 2013.  We experienced increases in cost of services in both our specialty hospital and outpatient rehabilitation segments.  Our cost of services, a major component of which is labor expense, was $1,926.0 million, or 84.0% of net operating revenues for the nine months ended September 30, 2014 compared to $1,867.9 million, or 83.8% of net operating revenues for the nine months ended September 30, 2013.  The principal causes of the increases in cost of services as a percentage of net operating revenues resulted from an increase in labor costs to provide contracted services to certain of our non-consolidated joint ventures and incremental start-up costs associated with new and recently expanded specialty hospitals.  Facility rent expense, a component of cost of services, was $96.1 million for the nine months ended September 30, 2014 compared to $92.5 million for the nine months ended September 30, 2013.  General and administrative expenses were $57.2 million for the nine months ended September 30, 2014 compared to $53.1 million for the nine months ended September 30, 2013 and as a percentage of net operating revenues were 2.5% and 2.4% for the nine months ended September 30, 2014 and 2013, respectively.  The growth in general and administrative expenses as a percentage of net operating revenues resulted primarily from increased stock compensation expense.  Our bad debt expense was $32.5 million or 1.4% of net operating revenues for the nine months ended September 30, 2014 compared to $27.4 million or 1.2% of net operating revenues for the nine months ended September 30, 2013.  The increase in bad debt expense occurred principally in our specialty hospital segment.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA for our specialty hospitals decreased 1.2% to $261.8 million for the nine months ended September 30, 2014 compared to $265.0 million for the nine months ended September 30, 2013.  Our Adjusted EBITDA margin for the segment decreased to 15.6% for the nine months ended September 30, 2014 from 16.1% for the nine months ended September 30, 2013.  The decrease in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals was principally the result of the Sequestration Reduction, as discussed above under “Net Operating Revenues,” incremental start-up costs associated with new and recently expanded specialty hospitals and an increase in bad debt expense, discussed above under “Operating Expenses.”

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment increased 5.6% to $74.4 million for the nine months ended September 30, 2014 compared to $70.5 million for the nine months ended September 30, 2013.  Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.1% for the nine months ended September 30, 2014 compared to 12.2% for the nine months ended September 30, 2013.  The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $2.4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.7% for the nine months ended September 30, 2014 compared to 13.8% for the nine months ended September 30, 2013.  The decrease in Adjusted EBITDA margin for our outpatient rehabilitation clinics was principally the result of lost net operating revenues caused by the Sequestration Reduction and the MPPR Reduction, which reductions were accompanied by no relative offsetting reduction in costs as discussed above under “Net Operating Revenues.”  Our contract therapy business experienced an increase in Adjusted EBITDA of $1.6 million compared to the nine months ended September 30, 2013, which principally resulted from revenue growth, as discussed above under “Net Operating Revenues.”

Other.  The Adjusted EBITDA loss was $51.2 million for the nine months ended September 30, 2014 compared to an Adjusted EBITDA loss of $49.1 million for the nine months ended September 30, 2013, and resulted from the increase in our general and administrative expenses.

Income from Operations

For the nine months ended September 30, 2014, we had income from operations of $226.7 million compared to $233.2 million for the nine months ended September 30, 2013.  The decrease in our income from operations resulted principally from the Sequestration Reduction, as discussed above under “Net Operating Revenues,” incremental start-up costs associated with new and recently expanded specialty hospitals and an increase in bad debt expense, discussed above under “Operating Expenses.”

Loss on Early Retirement of Debt

Select Medical Corporation.  On March 4, 2014, we amended Select’s term loans under its senior secured credit facilities.  During the nine months ended September 30, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

On May 28, 2013, we repaid a portion of Select’s original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, we amended Select’s existing senior secured credit facilities.  During the nine months ended September 30, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

On March 22, 2013, we redeemed Select’s 7 5/8% senior subordinated notes due 2015.  During the nine months ended September 30, 2013, we recognized a loss on early retirement of debt of $0.5 million for unamortized debt issuance costs associated with Select’s redemption of its 7 5/8% senior subordinated notes due 2015.

Select Medical Holdings Corporation.  On March 4, 2014, we amended Select’s term loans under its senior secured credit facilities.  During the nine months ended September 30, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

On May 28, 2013, we repaid a portion of Select’s original term loan and series A term loan under its senior secured credit facilities, and on June 3, 2013, we amended Select’s existing senior secured credit facilities.  During the nine months ended September 30, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

On March 22, 2013, we redeemed Select’s 7 5/8% senior subordinated notes due 2015 and redeemed Holdings’ senior floating rate notes due 2015.  During the nine months ended September 30, 2013, we recognized a loss on early retirement of debt of $1.5 million for unamortized debt issuance costs of which approximately $0.5 million was associated with Select’s redemption of its 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings’ redemption of its senior floating rate notes due 2015.

Equity in Earnings of Unconsolidated Subsidiaries

For the nine months ended September 30, 2014, we had equity in earnings of unconsolidated subsidiaries of $4.1 million compared to equity in earnings of unconsolidated subsidiaries of $1.4 million for the nine months ended September 30, 2013.  The principal increase in our equity in earnings of unconsolidated subsidiaries resulted from the earnings associated with our BIR and Ohio Health investments.

Interest Expense

Select Medical Corporation.  Interest expense was $64.0 million for the nine months ended September 30, 2014 compared to $64.2 million for the nine months ended September 30, 2013.  The decrease in interest expense was principally due to lower interest rates on borrowings during the nine months ended September 30, 2014.

Select Medical Holdings Corporation.  Interest expense was $64.0 million for the nine months ended September 30, 2014 compared to $66.6 million for the nine months ended September 30, 2013.  The decrease in interest expense was principally due to lower interest rates on borrowings during the nine months ended September 30, 2014.

Income Taxes

Select Medical Corporation. We recorded income tax expense of $63.8 million for the nine months ended September 30, 2014. The expense represented an effective tax rate of 38.8%.  We recorded income tax expense of $58.6 million for the nine months ended September 30, 2013. The expense represented an effective tax rate of 38.4%.  Select is part of the consolidated federal tax return for Holdings.  We allocate income taxes between Select and Holdings for purposes of financial statement presentation.  Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss.  Based upon the relative size of Holdings’ income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

Select Medical Holdings Corporation.  We recorded income tax expense of $63.8 million for the nine months ended September 30, 2014, which represented an effective tax rate of 38.8%.  We recorded income tax expense of $57.4 million for the nine months ended September 30, 2013, which represented an effective tax rate of 38.4%.  The increase in the effective tax rate has resulted from a decrease in earnings of our consolidated subsidiaries where we have less than a 100% ownership interest that are taxed as pass-through entities in which we only record income taxes on our share of the income.

Non-controlling Interests

Non-controlling interests in consolidated earnings were $5.7 million for the nine months ended September 30, 2014 and $6.4 million for the nine months ended September 30, 2013.  These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2014 and Nine Months Ended September 30, 2013

	Select Medical Holdings Corporation		Select Medical Corporation
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(in thousands)		(in thousands)

Cash provided by operating activities	$115,105	$140,304	$120,684	$140,304
Cash used in investing activities	(78,091)	(65,757)	(78,091)	(65,757)
Cash used in financing activities	(67,865)	(67,837)	(73,444)	(67,837)
Increase (decrease) in cash and equivalents	(30,851)	6,710	(30,851)	6,710
Cash and equivalents at beginning of period	40,144	4,319	40,144	4,319
Cash and equivalents at end of period	$9,293	$11,029	$9,293	$11,029

Operating activities for Holdings and Select provided $140.3 million of cash flows for the nine months ended September 30, 2014.  Operating activities for Holdings provided $115.1 million and for Select provided $120.7 million of cash flows for the nine months ended September 30, 2013.  For the nine months ended September 30, 2013, the operating cash flows of Select exceeded the operating cash flows of Holdings by $5.6 million principally due to interest payments on Holdings’ indebtedness.  The increase in operating cash flows for both Holdings and Select in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 is principally due to improvement in the turnover of our accounts receivable.

Investing activities used $65.8 million of cash flow for the nine months ended September 30, 2014.  The principal use of cash was for $73.4 million related to the purchase of property, plant and equipment, offset in part by $11.9 million related to distributions from unconsolidated subsidiaries.  Investing activities used $78.1 million of cash flow for the nine months ended September 30, 2013, which included $45.3 million related to the purchase of property and equipment and $32.4 million related principally to investments in unconsolidated businesses.

Financing activities for Select used $67.8 million of cash flow for the nine months ended September 30, 2014.  Cash was provided by $20.0 million in net borrowings on our revolving credit facility, $111.7 million from the issuance of additional 6.375% senior notes due June 1, 2021, offset in part by a $34.0 million mandatory prepayment of term loans under our senior secured credit facility and $169.3 million of dividends paid to Holdings in the aggregate that were used to repurchase shares of common stock and pay dividends to common stockholders.

Financing activities for Select used $73.4 million of cash flow for the nine months ended September 30, 2013.  Refinancing activities provided Select $600.0 million of proceeds from the 6.375% senior notes and $298.5 million in term loan proceeds under the senior secured credit facility that was used in part to redeem $70.0 million principal amount of Select’s 7 5/8% senior subordinated notes, pay $18.8 million of debt issuance costs related to the refinancing activities, and pay $211.8 million in dividends to Holdings for the purpose of repurchasing $167.3 million of its senior floating rate notes, payment of $27.9 million of dividends to common stockholders, repurchase of $10.9 million of common stock and paying $5.6 million of interest payments on

Holdings’ indebtedness.  Additionally, we made $65.0 million of net repayments on our revolving loans under our senior secured credit facility in the nine months ended September 30, 2013.

The difference in cash flows provided by financing activities of Holdings compared to Select of $5.6 million for the nine months ended September 30, 2013 related to dividends paid by Select to Holdings to service Holdings’ interest obligations related to its indebtedness.

Capital Resources

Working capital - We had net working capital of $108.5 million at September 30, 2014 compared to net working capital of $82.9 million at December 31, 2013.  The increase in net working capital is primarily due to an increase in our accounts receivable.  Our days sales outstanding were 50 days at September 30, 2014 compared to 48 days at December 31, 2013 and 54 days at September 30, 2013.

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

•                  provide for a prepayment premium of 1.00% if the senior secured credit facilities are amended at any time prior to March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and

•                  amend the definition of “Available Amount” in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

At September 30, 2014, our senior secured credit facilities consist of:

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

At September 30, 2014, we had outstanding borrowings of $780.2 million (excluding unamortized original issue discounts of $4.5 million) under the term loans and borrowings of $40.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities.  We had $219.7 million of availability under our revolving credit facility (after giving effect to $40.3 million of outstanding letters of credit) at September 30, 2014.

The applicable margin percentage for borrowings under our revolving loan is subject to change based upon the ratio of Select’s leverage ratio (as defined in our senior secured credit facility).  The applicable interest rate for revolving loans as of September 30, 2014 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

Our senior secured credit facility requires Select to maintain certain leverage ratios (as defined in our senior secured credit facility). For the four consecutive fiscal quarters ended September 30, 2014, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.03 to 1.00 as of September 30, 2014.

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

Stock Repurchase Program — Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock.  The program will remain in effect until December 31, 2016, unless extended by the board of directors.  Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.  Holdings is funding this program with cash on hand and borrowings under Select’s revolving credit facility.  Holdings did not repurchase shares during the three months ended September 30, 2014.  Holdings repurchased a total of 11,285,714 shares at a total cost of $127.5 million, or $11.30 per share, during the nine months ended September 30, 2014.  Since the inception of the program through September 30, 2014, Holdings has repurchased 34,891,794 shares at a cost of approximately $301.1 million, or $8.63 per share, which includes transaction costs.

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

Dividend

On October 29, 2014, Holdings’ board of directors declared a cash dividend of $0.10 per share.  The dividend will be payable on or about December 1, 2014 to stockholders of record as of the close of business on November 19, 2014.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility.  As of September 30, 2014, we had $780.2 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $40.0 million in revolving loans outstanding under our senior secured credit facility, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.0 million annual change in interest expense.  However, because the variable interest rate for an aggregate $495.6 million in series E term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, our interest rate on this indebtedness is currently effectively fixed at 3.75%.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of September 30, 2014 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital-Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby.  The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act.  Although the Amended Complaint identified the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville.  The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville.  On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days.  The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through December 15, 2014.

As previously disclosed, the Company and SSH-Evansville produced documents in response to various government subpoenas and demands relating to SSH-Evansville.  In September 2014, representatives of the United States Attorney’s Office for the Southern District of Indiana and the Department of Justice informed the Company that, while the United States has not yet decided whether to intervene in the case, its investigation is continuing concerning the allegation that SSH-Evansville admitted patients for whom long-term acute care was not medically necessary.  The Company intends to fully cooperate with this governmental investigation and is involved in ongoing discussions with the government regarding this matter. At this time, the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.                                       RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

On October 29, 2014, Holdings’ board of directors amended and restated Holdings’ bylaws in their entirety, which became effective upon their adoption by the board of directors.  The amendment to the bylaws adds a new Section 8.11 to designate the state courts of the State of Delaware in and for New Castle County (or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) as the sole and exclusive forum for: (i) derivative actions brought on behalf of Holdings, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Holdings to Holdings or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or Holdings’ certificate of incorporation or bylaws, (iv) any action seeking to interpret, apply, enforce or determine the validity of the Holdings’ certificate of incorporation or bylaws, or (v) any action asserting a claim against Holdings or any director, officer or other employee of Holdings governed by the internal affairs doctrine.

On October 29, 2014, Select’s board of directors amended and restated Select’s bylaws in their entirety, which became effective upon their adoption by the board of directors.  The amendment to the bylaws adds a new Section 4 to Article VII to designate the state courts of the State of Delaware in and for New Castle County (or if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) as the sole and exclusive forum for: (i) derivative actions brought on behalf of Select, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Select to Select or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or Select’s certificate of incorporation or bylaws, (iv) any action seeking to interpret, apply, enforce or determine the validity of the Select’s certificate of incorporation or bylaws, or (v) any action asserting a claim against Select or any director, officer or other employee of Select governed by the internal affairs doctrine.

ITEM 6.                                                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 60 hereof.

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
Dated: October 30, 2014

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/	Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/	Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: October 30, 2014

EXHIBIT INDEX

Exhibit	Description

3.1	Amended and Restated Bylaws of Select Medical Corporation.

3.2	Amended and Restated Bylaws of Select Medical Holdings Corporation.

10.1	Amendment No. 5 to Credit Agreement, dated as of March 4, 2014, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) Condensed Consolidated Balance Sheets as September 30, 2014 and December 31, 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the nine months ended September 30, 2014 and (v) Notes to Condensed Consolidated Financial Statements.*

*  XBRL information is furnished and not filed herewith, is not part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.