Form 10-Q
period 2015-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2015-04-30
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2015

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

YES ☒    NO ☐

Indicate by check mark whether the registrant, Select Medical Holdings Corporation, is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant, Select Medical Corporation, is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒

As of March 31, 2015, Select Medical Holdings Corporation had outstanding 131,087,980 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	March 31,	December 31,	March 31,
	2014	2015	2014	2015

ASSETS
Current Assets:
Cash and cash equivalents	$3,354	$6,588	$3,354	$6,588
Accounts receivable, net of allowance for doubtful accounts of $46,425 and $48,572 at 2014 and 2015, respectively	444,269	493,409	444,269	493,409
Current deferred tax asset	15,991	15,961	15,991	15,961
Prepaid income taxes	17,888	—	17,888	—
Other current assets	46,142	52,093	46,142	52,093
Total Current Assets	527,644	568,051	527,644	568,051

Property and equipment, net	542,310	553,870	542,310	553,870
Goodwill	1,642,083	1,652,005	1,642,083	1,652,005
Other identifiable intangibles	72,519	72,640	72,519	72,640
Other assets	140,253	140,485	140,253	140,485

Total Assets	$2,924,809	$2,987,051	$2,924,809	$2,987,051

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$21,746	$18,925	$21,746	$18,925
Current portion of long-term debt and notes payable	10,874	11,060	10,874	11,060
Accounts payable	108,532	101,013	108,532	101,013
Accrued payroll	97,090	80,382	97,090	80,382
Accrued vacation	63,132	65,929	63,132	65,929
Accrued interest	10,674	21,805	10,674	21,805
Accrued other	82,376	87,073	82,376	87,073
Income taxes payable	—	6,776	—	6,776
Total Current Liabilities	394,424	392,963	394,424	392,963

Long-term debt, net of current portion	1,542,102	1,569,627	1,542,102	1,569,627
Non-current deferred tax liability	109,203	106,702	109,203	106,702
Other non-current liabilities	92,855	98,245	92,855	98,245

Total Liabilities	2,138,584	2,167,537	2,138,584	2,167,537

Commitments and contingencies (Note 8)

Redeemable non-controlling interests	10,985	11,275	10,985	11,275

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 131,233,308 shares and 131,087,980 shares issued and outstanding at 2014 and 2015, respectively	131	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	413,706	418,288	885,407	889,989
Retained earnings (accumulated deficit)	325,678	347,303	(145,892)	(124,267)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	739,515	765,722	739,515	765,722
Non-controlling interest	35,725	42,517	35,725	42,517
Total Equity	775,240	808,239	775,240	808,239

Total Liabilities and Equity	$2,924,809	$2,987,051	$2,924,809	$2,987,051

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2015	2014	2015

Net operating revenues	$762,578	$795,343	$762,578	$795,343

Costs and expenses:
Cost of services	638,764	664,385	638,764	664,385
General and administrative	18,123	21,675	18,123	21,675
Bad debt expense	11,018	12,670	11,018	12,670
Depreciation and amortization	16,229	17,348	16,229	17,348
Total costs and expenses	684,134	716,078	684,134	716,078

Income from operations	78,444	79,265	78,444	79,265

Other income and expense:
Loss on early retirement of debt	(2,277)	—	(2,277)	—
Equity in earnings of unconsolidated subsidiaries	908	2,592	908	2,592
Interest expense	(20,616)	(21,388)	(20,616)	(21,388)

Income before income taxes	56,459	60,469	56,459	60,469

Income tax expense	22,092	23,184	22,092	23,184

Net income	34,367	37,285	34,367	37,285

Less: Net income attributable to non-controlling interests	1,323	2,222	1,323	2,222

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$33,044	$35,063	$33,044	$35,063

Income per common share:
Basic	$0.24	$0.27
Diluted	$0.24	$0.27

Dividends paid per share	$0.10	$0.10

Weighted average shares outstanding:
Basic	135,540	127,565
Diluted	135,953	127,872

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non- controlling Interests
Balance at December 31, 2014		$775,240	131,233	$131	$413,706	$325,678	$35,725
Net income	$37,023	37,023				35,063	1,960
Net income - attributable to redeemable non-controlling interests	262
Total comprehensive income	$37,285
Dividends paid to common stockholders		(13,129)				(13,129)
Issuance and vesting of restricted stock		2,384	10	0	2,384
Tax benefit from stock based awards		5			5
Stock option expense		15			15
Exercise of stock options		489	54	0	489
Distributions to non-controlling interests		(2,143)					(2,143)
Exchange of ownership interests with non-controlling interests		8,664			1,689		6,975
Other		(309)	(209)	(0)	0	(309)
Balance at March 31, 2015		$808,239	131,088	$131	$418,288	$347,303	$42,517

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Non- controlling Interests
Balance at December 31, 2014		$775,240	0	$0	$885,407	$(145,892)	$35,725
Net income	$37,023	37,023				35,063	1,960
Net income - attributable to redeemable non-controlling interests	262
Total comprehensive income	$37,285
Additional investment by Holdings		489			489
Dividends declared and paid to Holdings		(13,129)				(13,129)
Contribution related to restricted stock awards and stock option issuances by Holdings		2,399			2,399
Tax benefit from stock based awards		5			5
Distributions to non-controlling interests		(2,143)					(2,143)
Exchange of ownership interests with non-controlling interests		8,664			1,689		6,975
Other		(309)				(309)
Balance at March 31, 2015		$808,239	0	$0	$889,989	$(124,267)	$42,517

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2015	2014	2015

Operating activities
Net income	$34,367	$37,285	$34,367	$37,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	28	—	28
Depreciation and amortization	16,229	17,348	16,229	17,348
Provision for bad debts	11,018	12,670	11,018	12,670
Equity in earnings of unconsolidated subsidiaries	(908)	(2,592)	(908)	(2,592)
Loss on early retirement of debt	2,277	—	2,277	—
Loss from disposal of assets	121	5	121	5
Non-cash stock compensation expense	2,155	2,399	2,155	2,399
Amortization of debt discount, premium and issuance costs	2,051	1,929	2,051	1,929
Deferred income taxes	57	(2,471)	57	(2,471)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(87,437)	(61,810)	(87,437)	(61,810)
Other current assets	(3,144)	(5,924)	(3,144)	(5,924)
Other assets	(3,938)	1,663	(3,938)	1,663
Accounts payable	4,732	5,332	4,732	5,332
Accrued expenses	(12,803)	6,757	(12,803)	6,757
Income taxes	19,223	24,916	19,223	24,916
Net cash provided by (used in) operating activities	(16,000)	37,535	(16,000)	37,535

Investing activities
Purchases of property and equipment	(27,299)	(27,848)	(27,299)	(27,848)
Investment in businesses	(124)	(1,000)	(124)	(1,000)
Acquisition of businesses, net of cash acquired	(375)	(2,686)	(375)	(2,686)
Net cash used in investing activities	(27,798)	(31,534)	(27,798)	(31,534)

Financing activities
Borrowings on revolving credit facility	285,000	215,000	285,000	215,000
Payments on revolving credit facility	(200,000)	(175,000)	(200,000)	(175,000)
Payments on credit facility term loans	(33,994)	(26,884)	(33,994)	(26,884)
Issuance of 6.375% senior notes, includes premium	111,650	—	111,650	—
Borrowings of other debt	6,111	6,582	6,111	6,582
Principal payments on other debt	(3,067)	(4,584)	(3,067)	(4,584)
Debt issuance costs	(4,434)	—	(4,434)	—
Dividends paid to common stockholders	(14,056)	(13,129)	—	—
Dividends paid to Holdings	—	—	(123,556)	(13,129)
Repurchase of common stock	(109,500)	—	—	—
Proceeds from issuance of common stock	1,943	489	—	—
Equity investment by Holdings	—	—	1,943	489
Proceeds from (repayments of) bank overdrafts	5,970	(2,821)	5,970	(2,821)
Tax benefit from stock based awards	—	5	—	5
Distributions to non-controlling interests	(1,452)	(2,425)	(1,452)	(2,425)
Net cash provided by (used in) financing activities	44,171	(2,767)	44,171	(2,767)

Net increase in cash and cash equivalents	373	3,234	373	3,234

Cash and cash equivalents at beginning of period	4,319	3,354	4,319	3,354
Cash and cash equivalents at end of period	$4,692	$6,588	$4,692	$6,588

Supplemental Cash Flow Information
Cash paid for interest	$14,407	$8,735	$14,407	$8,735
Cash paid for taxes	$2,812	$733	$2,812	$733

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of March 31, 2015 and for the three month periods ended March 31, 2014 and 2015 have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.  Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The condensed consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2015.

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

3.  Intangible Assets

The gross carrying amounts of the Company’s indefinite-lived intangible assets consist of the following:

	December 31, 2014	March 31, 2015
	(in thousands)

Goodwill	$1,642,083	$1,652,005
Trademarks	57,709	57,709
Certificates of need	12,727	12,848
Accreditations	2,083	2,083
Total	$1,714,602	$1,724,645

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At March 31, 2015, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 5.2 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the three months ended March 31, 2015 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Total
	(in thousands)
Balance as of December 31, 2014	$1,335,460	$306,623	$1,642,083
Goodwill acquired during the period	9,922	—	9,922
Balance as of March 31, 2015	$1,345,382	$306,623	$1,652,005

4.  Indebtedness

The components of long-term debt and notes payable are as follows:

	December 31, 2014	March 31, 2015
	(in thousands)

6.375% senior notes (1)	$711,465	$711,408
Senior secured credit facilities:
Revolving loan	60,000	100,000
Term loans (2)	775,996	749,490
Other	5,515	19,789
Total debt	1,552,976	1,580,687
Less: current maturities	10,874	11,060
Total long-term debt	$1,542,102	$1,569,627

(1)         Includes unamortized premium of $1.5 million and $1.4 million at December 31, 2014 and March 31, 2015, respectively.

(2)         Includes unamortized discounts of $4.2 million and $3.8 million at December 31, 2014 and March 31, 2015, respectively.

Excess Cash Flow Payment

On March 4, 2015, Select made a principal prepayment of $26.9 million associated with its term loans in accordance with the provision in its senior secured credit facilities agreement that requires mandatory prepayments of term loans resulting from excess cash flow as defined in the senior secured credit facilities.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from April 1, 2015 through December 31, 2015 and the years after 2015 are approximately as follows and are presented including the discounts on the senior secured credit facility term loans and premium on the senior notes (in thousands):

April 1, 2015 — December 31, 2015	$8,805
2016	281,913
2017	6,444
2018	570,713
2019	2,489
2020 and beyond	710,323

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

The carrying value of Select’s senior secured credit facilities was $836.0 million and $849.5 million at December 31, 2014 and March 31, 2015, respectively.  The fair value of Select’s senior secured credit facilities was $816.6 million and $846.1 million at December 31, 2014 and March 31, 2015, respectively.  The fair value of Select’s senior secured credit facilities was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 6.375% senior notes was $711.5 million and $711.4 million at December 31, 2014 and March 31, 2015, respectively.  The fair value of Select’s 6.375% senior notes was $722.4 million and $701.1 million at December 31, 2014 and March 31, 2015, respectively.  The fair value of this debt was based on quoted market prices.

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

	Three Months Ended March 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$564,625	$197,850	$103	$762,578
Adjusted EBITDA	92,150	20,989	(16,311)	96,828
Total assets	2,290,655	525,040	100,031	2,915,726
Capital expenditures	21,498	3,630	2,171	27,299

	Three Months Ended March 31, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)

Net operating revenues	$598,781	$196,443	$119	$795,343
Adjusted EBITDA	96,472	22,133	(19,665)	98,940
Total assets	2,332,591	540,473	113,987	2,987,051
Capital expenditures	22,793	3,922	1,133	27,848

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Adjusted EBITDA	$92,150	$20,989	$(16,311)
Depreciation and amortization	(12,095)	(3,212)	(922)
Stock compensation expense	—	—	(2,155)
Income (loss) from operations	$80,055	$17,777	$(19,388)	$78,444
Loss on early retirement of debt				(2,277)
Equity in earnings of unconsolidated subsidiaries				908
Interest expense				(20,616)
Income before income taxes				$56,459

	Three Months Ended March 31, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Other	Total
	(in thousands)
Adjusted EBITDA	$96,472	$22,133	$(19,665)
Depreciation and amortization	(13,223)	(3,140)	(985)
Stock compensation expense	—	—	(2,327)
Income (loss) from operations	$83,249	$18,993	$(22,977)	$79,265
Equity in earnings of unconsolidated subsidiaries				2,592
Interest expense				(21,388)
Income before income taxes				$60,469

7.  Income per Common Share

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

	For the Three Months Ended March 31,
	2014	2015
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$33,044	$35,063
Less: Earnings allocated to unvested restricted stockholders	770	973
Net income available to common stockholders	$32,274	$34,090

Denominator:
Weighted average shares — basic	135,540	127,565
Effect of dilutive securities:
Stock options	413	307
Weighted average shares — diluted	135,953	127,872

Basic income per common share	$0.24	$0.27
Diluted income per common share	$0.24	$0.27

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

Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The Company is and has been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital- Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identified the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through May 15, 2015.

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

Construction Commitments

At March 31, 2015, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties and inpatient rehabilitation facilities totaling approximately $67.5 million.

Pending Concentra Acquisition

The Company announced on March 23, 2015 that MJ Acquisition Corporation, a joint venture that the Company has created with Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), has entered into a stock purchase agreement, dated as of March 22, 2015 (the “Purchase Agreement”), as buyer with Concentra Inc. (“Concentra”) and Humana Inc. (“Humana”) to acquire all of the issued and outstanding equity securities of Concentra from Humana. Concentra, a subsidiary of Humana, is a national health care company that delivers a wide range of medical services to employers and patients, including urgent care, occupational medicine, physical therapy, primary care, and wellness programs. According to a Concentra press release, Concentra operates more than 300 medical centers and 170 onsite clinics in 40 states.

For all of the outstanding stock of Concentra, MJ Acquisition Corporation has agreed to pay a purchase price of $1.055 billion, subject to adjustments for net working capital and net debt on the closing date.  Should the Purchase Agreement be terminated by Humana under specified conditions, including circumstances where MJ Acquisition Corporation is required to close the transactions under the Purchase Agreement and there is a failure of the debt financing to be funded in accordance with its terms, a reverse termination fee of $60.0 million would be payable to Humana.  The Company would be responsible for its pro rata share of the termination fee, based on its ownership interest in MJ Acquisition Corporation.  The Company and WCAS own 50.1% and 49.9% common equity interest, respectively, in MJ Acquisition Corporation. The transaction, which is expected to close in the second quarter of 2015, is subject to a number of closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

9.  Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors and the Non-Guarantor Subsidiaries at December 31, 2014 and March 31, 2015 and for the three months ended March 31, 2014 and 2015.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

During the year ended December 31, 2014, the Company purchased the remaining outstanding non-controlling interest in a specialty hospital business changing the entity from a non-guarantor subsidiary to a guarantor subsidiary.  The three months ended March 31, 2014 have been retrospectively revised based on the guarantor structure that existed at December 31, 2014.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	March 31, 2015
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$3,071	$3,011	$506	$—		$6,588
Accounts receivable, net	—	415,657	77,752	—		493,409
Current deferred tax asset	10,519	2,252	3,190	—		15,961
Intercompany receivables	—	1,586,102	133,170	(1,719,272	)(a)	—
Other current assets	14,060	32,902	5,131	—		52,093
Total Current Assets	27,650	2,039,924	219,749	(1,719,272)		568,051

Property and equipment, net	30,151	467,027	56,692	—		553,870
Investment in affiliates	3,774,640	84,150	—	(3,858,790	)(b)(c)	—
Goodwill	—	1,652,005	—	—		1,652,005
Non-current deferred tax asset	13,555	—	—	(13,555	)(d)	—
Other identifiable intangibles	—	72,640	—	—		72,640
Other assets	30,864	108,864	757	—		140,485

Total Assets	$3,876,860	$4,424,610	$277,198	$(5,591,617)		$2,987,051

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$18,925	$—	$—	$—		$18,925
Current portion of long-term debt and notes payable	8,957	1,758	345	—		11,060
Accounts payable	10,150	77,693	13,170	—		101,013
Intercompany payables	1,852,442	(133,170)	—	(1,719,272	)(a)	—
Accrued payroll	6,940	73,120	322	—		80,382
Accrued vacation	5,363	51,016	9,550	—		65,929
Accrued interest	21,684	121	—	—		21,805
Accrued other	38,855	39,593	8,625	—		87,073
Income taxes payable	6,776	—	—	—		6,776
Total Current Liabilities	1,970,092	110,131	32,012	(1,719,272)		392,963

Long-term debt, net of current portion	1,087,579	389,575	92,473	—		1,569,627
Non-current deferred tax liability	—	112,305	7,952	(13,555	)(d)	106,702
Other non-current liabilities	53,467	39,961	4,817	—		98,245

Total Liabilities	3,111,138	651,972	137,254	(1,732,827)		2,167,537

Redeemable non-controlling interests	—	—	11,275	—		11,275

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	889,989	—	—	—		889,989
Retained earnings (accumulated deficit)	(124,267)	1,080,777	3,586	(1,084,363	)(c)	(124,267)
Subsidiary investment	—	2,691,861	82,566	(2,774,427	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	765,722	3,772,638	86,152	(3,858,790)		765,722

Non-controlling interests	—	—	42,517	—		42,517
Total Equity	765,722	3,772,638	128,669	(3,858,790)		808,239

Total Liabilities and Equity	$3,876,860	$4,424,610	$277,198	$(5,591,617)		$2,987,051

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended March 31, 2015
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$119	$673,749	$121,475	$—		$795,343

Costs and expenses:
Cost of services	436	561,093	102,856	—		664,385
General and administrative	21,751	(76)	—	—		21,675
Bad debt expense	—	9,473	3,197	—		12,670
Depreciation and amortization	985	13,772	2,591	—		17,348
Total costs and expenses	23,172	584,262	108,644	—		716,078

Income (loss) from operations	(23,053)	89,487	12,831	—		79,265

Other income and expense:
Intercompany interest and royalty fees	(286)	280	6	—		—
Intercompany management fees	41,454	(35,247)	(6,207)	—		—
Equity in earnings of unconsolidated subsidiaries	—	2,571	21	—		2,592
Interest expense	(13,901)	(6,003)	(1,484)	—		(21,388)

Income from operations before income taxes	4,214	51,088	5,167	—		60,469

Income tax expense (benefit)	1,402	22,046	(264)	—		23,184
Equity in earnings of subsidiaries	32,251	3,280	—	(35,531	)(a)	—

Net income	35,063	32,322	5,431	(35,531)		37,285

Less: Net income attributable to non-controlling interests	—	—	2,222	—		2,222

Net income attributable to Select Medical Corporation	$35,063	$32,322	$3,209	$(35,531)		$35,063

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2015
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$35,063	$32,322	$5,431	$(35,531	)(a)	$37,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	—	28	—		28
Depreciation and amortization	985	13,772	2,591	—		17,348
Provision for bad debts	—	9,473	3,197	—		12,670
Equity in earnings of unconsolidated subsidiaires	—	(2,571)	(21)	—		(2,592)
Loss from disposal of assets	—	5	—	—		5
Non-cash stock compensation expense	2,399	—	—	—		2,399
Amortization of debt discount and issuance costs	1,929	—	—	—		1,929
Deferred income taxes	(2,471)	—	—	—		(2,471)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(32,251)	(3,280)	—	35,531	(a)	—
Accounts receivable	—	(48,350)	(13,460)	—		(61,810)
Other current assets	(6,200)	42	234	—		(5,924)
Other assets	1,599	(140)	204	—		1,663
Accounts payable	47	6,037	(752)	—		5,332
Accrued expenses	1,016	5,048	693	—		6,757
Income taxes	24,916	—	—	—		24,916
Net cash provided by (used in) operating activities	27,032	12,358	(1,855)	—		37,535

Investing activities
Purchases of property and equipment	(1,452)	(25,067)	(1,329)	—		(27,848)
Investment in businesses	—	(1,000)	—	—		(1,000)
Acquisition of businesses, net of cash acquired	—	—	(2,686)	—		(2,686)
Net cash used in investing activities	(1,452)	(26,067)	(4,015)	—		(31,534)

Financing activities
Borrowings on revolving credit facility	215,000	—	—	—		215,000
Payments on revolving credit facility	(175,000)	—	—	—		(175,000)
Payments on credit facility term loans	(26,884)	—	—	—		(26,884)
Borrowings of other debt	6,486	—	96	—		6,582
Principal payments on other debt	(4,201)	(103)	(280)	—		(4,584)
Repayments of bank overdrafts	(2,821)	—	—	—		(2,821)
Equity investment by Holdings	489	—	—	—		489
Dividends paid to Holdings	(13,129)	—	—	—		(13,129)
Intercompany	(22,524)	14,369	8,155	—		—
Tax benefit from stock based awards	5	—	—	—		5
Distributions to non-controlling interests	—	—	(2,425)	—		(2,425)
Net cash provided by (used in) financing activities	(22,579)	14,266	5,546	—		(2,767)

Net increase (decrease) in cash and cash equivalents	3,001	557	(324)	—		3,234

Cash and cash equivalents at beginning of period	70	2,454	830	—		3,354
Cash and cash equivalents at end of period	$3,071	$3,011	$506	$—		$6,588

(a)  Elimination of equity in earnings of consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2014
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$70	$2,454	$830	$—		$3,354
Accounts receivable, net	—	376,780	67,489	—		444,269
Current deferred tax asset	10,186	2,458	3,347	—		15,991
Prepaid income taxes	17,888	—	—	—		17,888
Intercompany receivables	—	1,698,600	121,447	(1,820,047	)(a)	—
Other current assets	7,860	32,919	5,363	—		46,142
Total Current Assets	36,004	2,113,211	198,476	(1,820,047)		527,644

Property and equipment, net	17,521	468,138	56,651	—		542,310
Investment in affiliates	3,725,915	82,514	—	(3,808,429	)(b) (c)	—
Goodwill	—	1,642,083	—	—		1,642,083
Non-current deferred tax asset	11,230	—	—	(11,230	)(d)	—
Other identifiable intangibles	—	72,519	—	—		72,519
Other assets	32,463	106,843	947	—		140,253

Total Assets	$3,823,133	$4,485,308	$256,074	$(5,639,706)		$2,924,809

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$21,746	$—	$—	$—		$21,746
Current portion of long-term debt and notes payable	8,496	1,844	534	—		10,874
Accounts payable	9,885	84,304	14,343	—		108,532
Intercompany payables	1,820,047	—	—	(1,820,047	)(a)	—
Accrued payroll	17,410	79,435	245	—		97,090
Accrued vacation	5,070	49,315	8,747	—		63,132
Accrued interest	10,596	78	—	—		10,674
Accrued other	39,801	34,107	8,468	—		82,376
Total Current Liabilities	1,933,051	249,083	32,337	(1,820,047)		394,424

Long-term debt, net of current portion	1,098,151	364,794	79,157	—		1,542,102
Non-current deferred tax liability	—	112,013	8,420	(11,230	)(d)	109,203
Other non-current liabilities	52,416	35,576	4,863	—		92,855

Total Liabilities	3,083,618	761,466	124,777	(1,831,277)		2,138,584

Redeemable non-controlling interests	—	—	10,985	—		10,985

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	885,407	—	—	—		885,407
Retained earnings (accumulated deficit)	(145,892)	1,048,455	8,366	(1,056,821	)(c)	(145,892)
Subsidiary investment	—	2,675,387	76,221	(2,751,608	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	739,515	3,723,842	84,587	(3,808,429)		739,515

Non-controlling interests	—	—	35,725	—		35,725
Total Equity	739,515	3,723,842	120,312	(3,808,429)		775,240

Total Liabilities and Equity	$3,823,133	$4,485,308	$256,074	$(5,639,706)		$2,924,809

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended March 31, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Net operating revenues	$103	$660,317	$102,158	$—		$762,578

Costs and expenses:
Cost of services	445	550,224	88,095	—		638,764
General and administrative	19,312	(1,189)	—	—		18,123
Bad debt expense	—	9,317	1,701	—		11,018
Depreciation and amortization	923	13,048	2,258	—		16,229
Total costs and expenses	20,680	571,400	92,054	—		684,134

Income (loss) from operations	(20,577)	88,917	10,104	—		78,444

Other income and expense:
Intercompany interest and royalty fees	(282)	285	(3)	—		—
Intercompany management fees	38,868	(33,941)	(4,927)	—		—
Equity in earnings of unconsolidated subsidiaries	—	887	21	—		908
Loss on early retirement of debt	(2,277)	—	—	—		(2,277)
Interest expense	(13,796)	(5,832)	(988)	—		(20,616)

Income from operations before income taxes	1,936	50,316	4,207	—		56,459

Income tax expense	925	20,962	205	—		22,092
Equity in earnings of subsidiaries	32,033	2,337	—	(34,370	)(a)	—

Net income	33,044	31,691	4,002	(34,370)		34,367

Less: Net income attributable to non-controlling interests	—	53	1,270	—		1,323

Net income attributable to Select Medical Corporation	$33,044	$31,638	$2,732	$(34,370)		$33,044

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2014
	(unaudited)
	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)

Operating activities
Net income	$33,044	$31,691	$4,002	$(34,370	)(a)	$34,367
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	923	13,048	2,258	—		16,229
Provision for bad debts	—	9,317	1,701	—		11,018
Equity in earnings of unconsolidated subsidiaires	—	(887)	(21)	—		(908)
Loss on early retirement of debt	2,277	—	—	—		2,277
Loss from disposal or sale of assets	—	6	115	—		121
Non-cash stock compensation expense	2,155	—	—	—		2,155
Amortization of debt discount, premium and issuance costs	2,051	—	—	—		2,051
Deferred income taxes	57	—	—	—		57
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(32,033)	(2,337)	—	34,370	(a)	—
Accounts receivable	—	(80,083)	(7,354)	—		(87,437)
Other current assets	(2,043)	(1,959)	858	—		(3,144)
Other assets	(3,324)	(597)	(17)	—		(3,938)
Accounts payable	1,274	4,122	(664)	—		4,732
Accrued expenses	(12,117)	1,802	(2,488)	—		(12,803)
Income and deferred taxes	19,223	—	—	—		19,223
Net cash provided by (used in) operating activities	11,487	(25,877)	(1,610)	—		(16,000)

Investing activities
Purchases of property and equipment	(2,171)	(23,636)	(1,492)	—		(27,299)
Investment in businesses, net of distributions	—	(124)	—	—		(124)
Acquisition of businesses, net of cash acquired	—	(375)	—	—		(375)
Net cash used in investing activities	(2,171)	(24,135)	(1,492)	—		(27,798)

Financing activities
Borrowings on revolving credit facility	285,000	—	—	—		285,000
Payments on revolving credit facility	(200,000)	—	—	—		(200,000)
Payments on credit facility term loans	(33,994)	—	—	—		(33,994)
Issuance of 6.375% senior notes, includes premium	111,650	—	—	—		111,650
Borrowings of other debt	6,111	—	—	—		6,111
Principal payments on other debt	(2,567)	(80)	(420)	—		(3,067)
Debt issuance costs	(4,434)	—	—	—		(4,434)
Proceeds from bank overdrafts	5,970	—	—	—		5,970
Equity investment by Holdings	1,943	—	—	—		1,943
Dividends paid to Holdings	(123,556)	—	—	—		(123,556)
Intercompany	(55,440)	50,154	5,286	—		—
Distributions to non-controlling interests	—	—	(1,452)	—		(1,452)
Net cash provided by (used in) financing activities	(9,317)	50,074	3,414	—		44,171

Net increase (decrease) in cash and cash equivalents	(1)	62	312	—		373

Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319
Cash and cash equivalents at end of period	$70	$3,160	$1,462	$—		$4,692

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

•                  the impact of the Bipartisan Budget Act of 2013 (the “BBA of 2013”), which establishes new payment limits for Medicare patients who do not meet specified criteria, may result in a reduction in net operating revenues and profitability of our long term acute care hospitals;

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

•                  our plans and expectations related to the proposed acquisition of Concentra, including our expectations regarding the timing of the closing, expected capital expenditures related to the acquisition, and our ability to realize anticipated synergies;

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

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” for the year ended December 31, 2014 contained in our annual report on Form 10-K filed with the SEC on February 25, 2015.

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

Overview

We began operations in 1997, and we are now one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of March 31, 2015, we operated 129 specialty hospitals in 28 states, and 1,028 outpatient rehabilitation clinics in 31 states and the District of Columbia. We also provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. As of March 31, 2015, we had operations in 42 states and the District of Columbia.

We manage our Company through two business segments, our specialty hospital segment and our outpatient rehabilitation segment. We had net operating revenues of $795.3 million for the three months ended March 31, 2015. Of this total, we earned approximately 75% of our net operating revenues from our specialty hospitals and approximately 25% from our outpatient rehabilitation business. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Our outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living.

Significant Events

Pending Acquisition of Concentra

We announced on March 23, 2015 that MJ Acquisition Corporation, a joint venture that we created with Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), entered into a stock purchase agreement, dated as of March 22, 2015 (the “Purchase Agreement”), as buyer with Concentra Inc. (“Concentra”) and Humana Inc. (“Humana”) to acquire all of the issued and outstanding equity securities of Concentra from Humana. Concentra, a subsidiary of Humana, is a national health care company that delivers a wide range of medical services to employers and patients, including urgent care, occupational medicine, physical therapy, primary care, and wellness programs. According to a Concentra press release, Concentra operates more than 300 medical centers and 170 onsite clinics in 40 states.

For all of the outstanding stock of Concentra, MJ Acquisition Corporation has agreed to pay a purchase price of $1.055 billion, subject to adjustments for net working capital and net debt on the closing date.  Should the Purchase Agreement be terminated by Humana under specified conditions, including circumstances where MJ Acquisition Corporation is required to close the transactions under the Purchase Agreement and there is a failure of the debt financing to be funded in accordance with its terms, a reverse termination fee of $60.0 million would be payable to Humana.  We would be responsible for our pro rata share of the termination fee, based on our ownership interest in MJ Acquisition Corporation.  We own 50.1% and WCAS owns 49.9% common equity interest in MJ Acquisition Corporation. The transaction, which is expected to close in the second quarter of 2015, is subject to a number of closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

Summary Financial Results

Three Months Ended March 31, 2015

For the three months ended March 31, 2015, our net operating revenues increased 4.3% to $795.3 million, compared to $762.6 million for the three months ended March 31, 2014.  We had income from operations of $79.3 million for the three months ended March 31, 2015, compared to $78.4 million for the three months ended March 31, 2014.  Net income attributable to Holdings was $35.1 million for the three months ended March 31, 2015, compared to $33.0 million for the three months ended March 31, 2014.  Our Adjusted EBITDA for the three months ended March 31, 2015 increased 2.2% to $98.9 million, compared to $96.8 million for the three months ended March 31, 2014 and our Adjusted EBITDA margin was 12.4% for the three months ended March 31, 2015, compared to 12.7% for the three months ended March 31, 2014.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Regulatory Changes

The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. Net operating revenues generated directly from the Medicare program represented approximately 46%, and 45% of our consolidated net operating revenues for the three months ended March 31, 2014 and 2015, respectively.

The Medicare program reimburses our long term acute care hospitals (“LTCHs”), inpatient rehabilitation facilities (“IRFs”) and outpatient rehabilitation providers, using different payment methodologies. The following is a discussion of recent regulatory changes that have affected our results of operations in 2014 and 2015 or may have an effect on our future results of operations.  Our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

On April 16, 2015, President Obama signed into law H.R. 2, the Medicare Access and CHIP Reauthorization Act of 2015 (the “CHIP Act”), which reforms Medicare payment policy for services paid under the Medicare physician fee schedule and adopts a series of policy changes affecting a wide range of providers and suppliers. The CHIP Act repeals the sustainable growth rate (the “SGR”) formula effective January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new Merit-Based Incentive Payment System, and incentives for participation in alternative payment models.  To finance these provisions, the CHIP Act reduces market basket updates for post-acute care providers, including LTCHs and IRFs, among other Medicare payment cuts. As noted below, the CHIP Act sets the annual prospective payment system update for fiscal year 2018 at 1% for LTCHs and IRFs, as well as skilled nursing facilities, home health agencies, and hospices. The CHIP Act extends the exceptions process for outpatient therapy caps through December 31, 2017.

Medicare Reimbursement of LTCH Services

There have been significant regulatory changes affecting LTCHs that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of CMS. All Medicare payments to our LTCHs are made in accordance with the long term care hospital prospective payment system (“LTCH-PPS”). Proposed rules specifically related to LTCHs are generally published in May, finalized in August and effective on October 1st of each year.

The following is a summary of significant changes to the Medicare prospective payment system for LTCHs which have affected our results of operations, as well as the policies and payment rates for fiscal year 2016 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2015.

Fiscal Year 2014.  On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 included a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the Patient Protection and Affordable Care Act (the “ACA”), and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases was set at $13,314, which was a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

Fiscal Year 2015.  On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate was set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA, and less a budget neutrality adjustment of 1.266%, as discussed below. The fixed-loss amount for high cost outlier cases is set at $14,972, which is an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

Fiscal Year 2016.  On April 17, 2015, CMS released an advanced copy of the proposed policies and payment rates for the LTCH-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate would be set at $41,884, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016, if adopted, would include a market basket increase of 2.7%, less a productivity adjustment of 0.6%, less an additional reduction of 0.2% mandated by the ACA. The fixed-loss amount for high cost outlier cases would be set at $18,768, which is an increase from the fixed-loss amount in the 2015 fiscal year of $14,972.

Patient Criteria

The BBA of 2013, enacted December 26, 2013, establishes new payment limits for Medicare patients discharged from an LTCH who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient’s LTCH admission, the patient was discharged from a general acute care hospital paid under the inpatient prospective payment system (“IPPS”) and the patient’s stay included at least three days in an intensive care unit (“ICU”) or coronary care unit (“CCU”) or the patient is assigned to a Medicare severity diagnosis-related group for LTCHs (“MS-LTC-DRG”) for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient’s discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower “site-neutral” payment rate, which will be the lower of (1) the IPPS comparable per-diem payment rate capped at the MS-DRG including any outlier payments, or (2) 100 percent of the estimated costs for services.

The BBA of 2013 provides for a transition to the site-neutral payment rate for those patients not paid under LTCH-PPS. During the transition period (cost reporting periods beginning on or after October 1, 2015 through September 30, 2017), a blended rate will be paid for Medicare patients not meeting the new criteria. The blended rate will comprise half the site- neutral payment rate and half the LTCH-PPS payment rate. For discharges in cost reporting periods beginning on or after October 1, 2017, only the site-neutral payment rate will apply for Medicare patients not meeting the new criteria.

In addition, for cost reporting periods beginning on or after October 1, 2019, qualifying discharges from an LTCH will continue to be paid at the LTCH-PPS payment rate, unless the number of discharges for which payment is made under the site-neutral payment rate is greater than 50% of the total number of discharges from the LTCH. If the number of discharges for which payment is made under the site-neutral payment rate is greater than 50%, then beginning in the next cost reporting period all discharges from the LTCH will be reimbursed at the site-neutral payment rate. The BBA of 2013 requires CMS to establish a process for an LTCH subject to the site-neutral payment rate to re-qualify for payment under LTCH-PPS.

In the LTCH-PPS proposed rule for fiscal year 2016, CMS is proposing to adopt new regulations implementing the patient criteria requirements of the BBA of 2013.  As proposed by CMS, existing payment adjustments, including the interrupted stay policy and the 25 Percent Rule (discussed below), would be applied to an LTCH discharge in the same manner as they are currently applied regardless of whether the case is paid at the LTCH-PPS payment rate or the site-neutral payment rate.  Conversely, CMS is proposing that the short stay outlier payment adjustment would not apply to cases paid at the site-neutral payment rate.  Beginning with fiscal year 2016, CMS proposes to calculate the annual recalibration of the MS-LTC-DRG relative payment weighting factors using only data from LTCH discharges that meet the criteria for exclusion from the site-neutral payment rate.  In addition, beginning in fiscal year 2016, CMS proposes to apply the IPPS fixed-loss amount to site-neutral cases, rather than the LTCH PPS fixed-loss amount.  For fiscal year 2016, the IPPS fixed-loss amount is estimated to be $24,485 and the LTCH-PPS fixed-loss amount is estimated to be $18,768.  CMS also proposes to calculate the LTCH-PPS fixed-loss amount using only data from cases paid at the LTCH-PPS payment rate, excluding cases paid at the site-neutral rate.

Each of our LTCHs has their own unique annual cost reporting period.  As a result, the new payment limits will become effective for each or our LTCHs at different points in time over a twelve month period beginning on October 1, 2015.  As of March 31, 2015, 17 of our LTCHs have cost reporting periods commencing during the fourth quarter of 2015 and 37, 19 and 38 of our LTCHs have cost reporting periods commencing during the first quarter, second quarter and third quarters of 2016, respectively.

Medicare Market Basket Adjustments

The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The ACA specifically allows these market basket reductions to result in a less than 0% payment update and payment rates that are less than the prior year. The CHIP Act sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA.

25 Percent Rule

The “25 Percent Rule” is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co- located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. The Medicare, Medicaid, and SCHIP Extension Act of 2007

(the “SCHIP Extension Act”), as amended by the American Recovery and Reinvestment Act (the “ARRA”) and the ACA, has limited the full application of the 25 Percent Rule.

The BBA of 2013 further delayed, and in some cases permanently suspends, the application of the 25 Percent Rule depending on the type of LTCH. After the expiration of the extension, our LTCHs will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of our LTCHs for cost reporting periods beginning on or after July 1, 2016.

Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH Beds

The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities subject to certain exceptions through December 28, 2012. The BBA of 2013, as amended by the Protecting Access to Medicare Act of 2014 (the “ PAMA”), reinstated the moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities beginning April 1, 2014 through September 30, 2017, with certain exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellite facilities currently under development.

Medicare Reimbursement of Inpatient Rehabilitation Facility Services

The following is a summary of significant changes to the Medicare prospective payment system for IRFs which have affected our results of operations during the periods presented in this report, as well as the policies and payment rates for fiscal year 2016 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2015.

Fiscal Year 2014.  On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard payment conversion factor for discharges for fiscal year 2014 was $14,846, which was an increase from the fiscal year 2013 standard payment conversion factor of $14,343. The update to the standard payment conversion factor for fiscal year 2014 included a market basket increase of 2.6%, less a productivity adjustment of 0.5%, less an additional reduction of 0.3% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

Fiscal Year 2015.  On August 6, 2014, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard payment conversion factor for discharges for fiscal year 2015 is $15,198, which is an increase from the fiscal year 2014 standard payment conversion factor of $14,846. The update to the standard payment conversion factor for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848 from $9,272 established in the final rule for fiscal year 2014.

Fiscal Year 2016.  On April 27, 2015, CMS published the proposed policies and payment rates for the IRF-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard payment conversion factor for discharges for fiscal year 2016 would be set at $15,529, an increase from the standard payment conversion factor applicable during fiscal year 2015 of $15,198. The update to the standard federal rate for fiscal year 2016, if adopted, would include a market basket increase of 2.7%, less a productivity adjustment of 0.6%, less an additional reduction of 0.2% mandated by the ACA. The fixed-loss amount for high cost outlier cases would be set at $9,698, which is an increase from the fixed-loss amount in the 2015 fiscal year of $8,848.

Patient Classification Criteria

Under the IRF certification criteria that has been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12- month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of 10 conditions specified in the regulation. We refer to such 75% requirement as the “75% Rule.”

New IRF certification criteria became effective for cost reporting periods beginning on or after July 1, 2004 as a result of the major changes that CMS adopted on May 7, 2004 to the 75% Rule that: (1) temporarily lowered the 75% compliance threshold (starting at 50% and phasing to 75% over four years), (2) modified and expanded from 10 to 13 the medical conditions used to determine whether a hospital qualifies as an IRF, (3) identified the conditions under which comorbidities can be used to verify compliance with the 75% Rule, and (4) changed the timeframe used to determine compliance with the 75% Rule from “the most recent 12-month cost reporting period” to “the most recent, consecutive, and appropriate 12-month period,” with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility’s certification as an IRF for its cost reporting period that begins immediately after the 12-month review period.

Under the Deficit Reduction Act of 2005 (the “DRA”), Congress extended the phase-in period for the 75% Rule by maintaining the compliance threshold at 60% (rather than increasing it to the scheduled 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold was then to increase to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008. However, the SCHIP Extension Act included a permanent freeze in the 75% Rule patient classification criteria compliance threshold at 60% (with comorbidities counting toward this threshold), at which time the requirement became known as the “60% Rule.”

Compliance with the patient classification criteria is demonstrated through either medical review or the “presumptive” method, in which a patient’s diagnosis codes are compared to a “presumptive compliance” list. CMS has announced that it will remove a number of diagnosis codes from the presumptive compliance list. According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient’s medical record. As a result, beginning on or after October 1, 2015, a number of diagnosis codes previously on the presumptive compliance list will be removed, including diagnosis codes in the following categories: non-specific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis, amputation status codes, prosthetic fitting and adjustment codes, some congenital anomalies diagnosis codes, and other miscellaneous diagnosis codes.

Medicare Market Basket Adjustments

The ACA instituted a market basket payment adjustment for IRFs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year. The CHIP Act sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA.

Medicare Reimbursement of Outpatient Rehabilitation Services

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. Historically, the Medicare physician fee schedule rates have updated annually based on the SGR formula. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through March 31, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. The CHIP Act repeals the SGR formula effective for services provided on or after January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new Merit-Based Incentive Payment System (“MIPS”), and incentives for participation in alternative payment models (“APMs”).  For services provided between January 1, 2015 and June 30, 2015 a 0% payment update is applied to the Medicare physician fee schedule payment rates.  For services provided between July 1, 2015 and December 31, 2015 a 0.5% update is applied to the fee schedule payment rates. For services provided in 2016 through 2019 a 0.5% update is applied each year to the fee schedule payment rates, subject to MIPS adjustment beginning in 2019.  For services provided in 2020 through 2025 a 0.0% percent update each year to the fee schedule payment rates, subject to MIPS and APM adjustments. Finally, in 2026 and subsequent years eligible professionals participating in APMs that meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

The CHIP Act requires that payments under the fee schedule be adjusted starting in 2019 based on performance in MIPS, which will consolidate the three existing incentive programs focused on quality, resource use, and meaningful use of electronic health records. The CHIP Act requires the Secretary of Health and Human Services to establish the MIPS requirements under which a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019-2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and promotes the alignment of incentives across payers.  The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making. For the year ended December 31, 2014, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

Therapy Caps

Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2015, the annual limit on outpatient therapy services is $1,940 for combined physical and speech language pathology services and $1,940 for occupational therapy services. The per beneficiary caps were $1,920 for calendar year 2014.

In the DRA, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The CHIP Act extends the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2018, except those services furnished and billed by outpatient hospital departments. The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it. We operated 1,028 outpatient rehabilitation clinics at March 31, 2015, of which 166 were provider based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. In addition, all therapy claims, whether above or below the annual limit, must include the national provider identifier (“NPI”) of the physician responsible for certifying and periodically reviewing the plan of care. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. The CHIP Act requires the Secretary of Health and Human Services to replace the manual medical review process with a new medical review process using such factors as the Secretary may determine to be appropriate.  The CHIP Act specifies that such factors may include: (a) whether the therapy provider has a high claims denial percentage for therapy services or is less compliant with applicable requirements; (b) whether the therapy provider has a pattern of billing for therapy services that is aberrant or questionable compared with peers, or otherwise has questionable billing practices, such as billing medically unlikely units of services in a day; (c) whether the therapy provider is newly enrolled or has not previously furnished therapy under Medicare; (d) the types of medical conditions treated by the services; and (e) whether the therapy provider is part of a group.  The new factors apply to exception requests for which CMS has not conducted a medical review by July 15, 2015.

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

	Three Months Ended March 31,
	2014	2015
Specialty hospital data(1):
Number of hospitals owned - start of period	115	120
Number of hospitals acquired	—	1
Number of hospital start-ups	2	0
Number of hospitals closed/sold	—	(1)
Number of hospitals owned - end of period	117	120
Number of hospitals managed - end of period	8	9
Total number of hospitals (all) - end of period	125	129
Long term acute care hospitals	110	112
Rehabilitation hospitals	15	17
Available licensed beds (2)	5,232	5,356
Admissions (2)	13,941	14,401
Patient days (2)	341,551	352,239
Average length of stay (days) (2)	25	25
Net revenue per patient day (2)(3)	$1,539	$1,575
Occupancy rate (2)	73%	73%
Percent patient days - Medicare (2)	63%	61%

Outpatient rehabilitation data:
Number of clinics owned - start of period	885	880
Number of clinics acquired	10	7
Number of clinic start-ups	5	3
Number of clinics closed/sold	—	(7)
Number of clinics owned - end of period	900	883
Number of clinics managed - end of period	117	145
Total number of clinics (all) - end of period	1,017	1,028
Number of visits (2)	1,174,790	1,236,488
Net revenue per visit (2)(4)	$104	$103

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

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months Ended March 31,
	2014	2015
Net operating revenues	100.0%	100.0%
Cost of services(1)	83.8	83.5
General and administrative	2.4	2.7
Bad debt expense	1.4	1.6
Depreciation and amortization	2.1	2.2
Income from operations	10.3	10.0
Loss on early retirement of debt	(0.3)	—
Equity in earnings of unconsolidated subsidiaries	0.1	0.3
Interest expense	(2.7)	(2.7)
Income before income taxes	7.4	7.6
Income tax expense	2.9	2.9
Net income	4.5	4.7
Net income attributable to non-controlling interests	0.2	0.3
Net income attributable to Holdings and Select	4.3%	4.4%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Three Months Ended March 31,
	2014	2015	% Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$564,625	$598,781	6.0%
Outpatient rehabilitation	197,850	196,443	(0.7)
Other(2)	103	119	15.5
Total company	$762,578	$795,343	4.3%

Income (loss) from operations:
Specialty hospitals	$80,055	$83,249	4.0%
Outpatient rehabilitation	17,777	18,993	6.8
Other(2)	(19,388)	(22,977)	(18.5)
Total company	$78,444	$79,265	1.0%

Adjusted EBITDA:(3)
Specialty hospitals	$92,150	$96,472	4.7%
Outpatient rehabilitation	20,989	22,133	5.5
Other(2)	(16,311)	(19,665)	(20.6)
Total company	$96,828	$98,940	2.2%

Adjusted EBITDA margin:(3)
Specialty hospitals	16.3%	16.1%
Outpatient rehabilitation	10.6	11.3
Other(2)	N/M	N/M
Total company	12.7%	12.4%

Total assets:
Specialty hospitals	$2,290,655	$2,332,591
Outpatient rehabilitation	525,040	540,473
Other(2)	100,031	113,987
Total company	$2,915,726	$2,987,051

Purchases of property and equipment:
Specialty hospitals	$21,498	$22,793
Outpatient rehabilitation	3,630	3,922
Other(2)	2,171	1,133
Total company	$27,299	$27,848

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Three Months Ended March 31,
	2014	2015
	(in thousands)
Net income	$34,367	$37,285
Income tax expense	22,092	23,184
Interest expense	20,616	21,388
Loss on early retirement of debt	2,277	—
Equity in earnings of unconsolidated subsidiaries	(908)	(2,592)
Stock compensation expense:
Included in general and administrative	1,710	1,891
Included in cost of services	445	436
Depreciation and amortization	16,229	17,348
Adjusted EBITDA	$96,828	$98,940

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

In the following discussion, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings (losses) of unconsolidated subsidiaries, interest expense, income taxes and non-controlling interest, which are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 4.3% to $795.3 million for the three months ended March 31, 2015 compared to $762.6 million for the three months ended March 31, 2014.

Specialty Hospitals.  Our specialty hospital net operating revenues increased 6.0% to $598.8 million for the three months ended March 31, 2015 compared to $564.6 million for the three months ended March 31, 2014. We experienced growth in our net operating revenues primarily resulting from increases in our patient services revenues. The growth in patient services revenues resulted from both increases in patient days and increases in our Medicare and non-Medicare net revenues per patient day. Our average net revenue per patient day increased to $1,575 for the three months ended March 31, 2015 compared to $1,539 for the three months ended March 31, 2014. Our patient days increased 3.1% to 352,239 days for the three months ended March 31, 2015 as compared to 341,551 days for the three months ended March 31, 2014. Our occupancy percentage was 73% for both the three months ended March 31, 2015 and 2014.

Outpatient Rehabilitation.  Our outpatient rehabilitation segment net operating revenues decreased 0.7% to $196.4 million for the three months ended March 31, 2015 compared to $197.9 million for the year ended March 31, 2014. This decrease resulted from a reduction in net operating revenues at our contract therapy business, offset in part, by increases in our net operating revenues at our outpatient rehabilitation clinics. The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended March 31, 2015 increased 5.5% compared to the three months ended March 31, 2014. This growth was principally due to a 5.3% increase in visits to 1,236,488 at our owned clinics. Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for the three months ended March 31, 2015 compared to $104 for the three months ended March 31, 2014. The net operating revenues generated by our contract therapy business for the three months ended March 31, 2015 decreased 19.2% compared to the three months ended March 31, 2014, which principally resulted from contract terminations.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $30.8 million to $698.7 million, or 87.8% of net operating revenues for the three months ended March 31, 2015 compared to $667.9 million, or 87.6% of net operating revenues for the three months ended March 31, 2014. Our cost of services, a major component of which is labor expense, was $664.4 million, or 83.5% of net operating revenues for the three months ended March 31, 2015 compared to $638.8 million, or 83.8% of net operating revenues for the three months ended March 31, 2014. The principal cause of the decrease in cost of services as a percentage of net operating revenues resulted from lower relative cost of services in both our specialty hospital segment and outpatient rehabilitation segment businesses, offset in part by incremental start-up costs associated with new specialty hospitals. Facility rent expense, a component of cost of services, was $33.4 million for the three months ended March 31, 2015 compared to $31.5 million for the three months ended March 31, 2014. General and administrative expenses were $21.7 million for the three months ended March 31, 2015 compared to $18.1 million for the three months ended March 31, 2014 and as a percentage of net operating revenues were 2.7% and 2.4% for the three months ended March 31, 2015 and 2014, respectively. The growth in general and administrative expenses as a percentage of net operating revenues resulted primarily from severance costs. Our bad debt expense was $12.7 million or 1.6% of net operating revenues for the three months ended March 31, 2015 compared to $11.0 million or 1.4% of net operating revenues for the three months ended March 31, 2014, principally as a result of increases in bad debt expense in our specialty hospital segment.

Adjusted EBITDA

Specialty Hospitals.  Adjusted EBITDA for our specialty hospitals increased 4.7% to $96.5 million for the three months ended March 31, 2015 compared to $92.2 million for the three months ended March 31, 2014. Our Adjusted EBITDA margin for the segment was 16.1% for the three months ended March 31, 2015 compared to 16.3% for the three months ended March 31, 2014. The growth in Adjusted EBITDA for our specialty hospitals was attributable to increased patient volumes and its associated effect on net operating revenues as discussed above under “Net Operating Revenues.” Our increased volumes allowed us to achieve lower relative cost of services as discussed above under “Operating Expenses.” The Adjusted EBITDA for our specialty hospital segment included $5.5 million of Adjusted EBITDA losses associated with new specialty hospitals.

Outpatient Rehabilitation.  Our Adjusted EBITDA for our outpatient rehabilitation segment increased 5.5% to $22.1 million for the three months ended March 31, 2015 compared to $21.0 million for the three months ended March 31, 2014. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.3% for the three months ended March 31, 2015 compared to 10.6% for the three months ended March 31, 2014. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $2.6 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of increases in net operating revenues as discussed above under “Net Operating Revenues” and lower relative cost of services as discussed above under “Operating Expenses.” Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 12.6% for the three months ended March 31, 2015 compared to 11.6% for the three months ended March 31, 2014. Our contract therapy business experienced a decrease in Adjusted EBITDA of $1.5 million compared to the three months ended March 31, 2014, which principally resulted from contract terminations as discussed above under “Net Operating Revenues.”

Other.  The Adjusted EBITDA loss was $19.7 million for the three months ended March 31, 2015 compared to an Adjusted EBITDA loss of $16.3 million for the three months ended March 31, 2014. The incremental loss was principally due to an increase in general and administrative expenses as discussed above under “Operating Expenses.”

Income from Operations

For the three months ended March 31, 2015, we had income from operations of $79.3 million compared to $78.4 million for the three months ended March 31, 2014.

Loss on Early Retirement of Debt

On March 4, 2014, we amended Select’s term loans under its senior secured credit facilities. During the three months ended March 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended March 31, 2015, we had equity in earnings of unconsolidated subsidiaries of $2.6 million, compared to equity in earnings of unconsolidated subsidiaries of $0.9 million for the three months ended March 31, 2014. The principal increase in our equity in earnings of unconsolidated subsidiaries resulted from the earnings associated with several of our inpatient rehabilitation joint ventures in which we own a non-controlling interest.

Interest Expense

Interest expense was $21.4 million for the three months ended March 31, 2015 compared to $20.6 million for the three months ended March 31, 2014.  The increase in interest expense was principally due to increases in our indebtedness.

Income Taxes

We recorded income tax expense of $23.2 million for the three months ended March 31, 2015. The expense represented an effective tax rate of 38.3%.  We recorded income tax expense of $22.1 million for the three months ended March 31, 2014. The expense represented an effective tax rate of 39.1%.

Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discreet items and quarterly changes in our full year tax provision estimate.

Non-controlling Interests

Non-controlling interests in consolidated earnings were $2.2 million for the three months ended March 31, 2015 compared to $1.3 million for the three months ended March 31, 2014.  These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2015 and Three Months Ended March 31, 2014

	Three Months Ended March 31,
	2014	2015
	(in thousands)

Cash provided by (used in) operating activities	$(16,000)	$37,535
Cash used in investing activities	(27,798)	(31,534)
Cash provided by (used in) financing activities	44,171	(2,767)
Increase in cash and equivalents	373	3,234
Cash and equivalents at beginning of period	4,319	3,354
Cash and equivalents at end of period	$4,692	$6,588

Operating activities for Holdings and Select provided $37.5 million of cash flows for the three months ended March 31, 2015.  Operating activities for Holdings and Select used $16.0 million for the three months ended March 31, 2014.  The increase in operating cash flows for both Holdings and Select in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is principally due to changes in working capital, particularly accounts receivable and accrued expenses.

Our days sales outstanding were 56 days at March 31, 2015, compared to 53 days at December 31, 2014 and 55 days at March 31, 2014. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding at March 31, 2015, December 31, 2014 and March 31, 2014 all fall within our expected range.

Investing activities used $31.5 million of cash flow for the three months ended March 31, 2015, principally due to $27.8 million related to purchases of property and equipment.  Investing activities used $27.8 million of cash flow for the three months ended March 31, 2014, principally due to $27.3 million related to the purchase of property and equipment.

Financing activities for Select used $2.8 million of cash flow for the three months ended March 31, 2015. The principal uses of cash for financing activities were $26.9 million for a mandatory prepayment of term loans under our senior secured credit facility and $13.1 million for dividend payments, offset by $40.0 million in net borrowings on our revolving credit facility.

Financing activities for Select provided $44.2 million of cash flow for the three months ended March 31, 2014.  Cash was provided by $85.0 million in net borrowings on our revolving credit facility, $111.7 million from the issuance of additional 6.375% senior notes due June 1, 2021, offset in part by a $34.0 million mandatory prepayment of term loans under our senior secured credit facility and $123.6 million of dividends paid to Holdings in the aggregate that were used to repurchase 10,000,000 shares of common stock and pay $14.1 million of dividends to common stockholders.

Capital Resources

Working capital - We had net working capital of $175.1 million at March 31, 2015 compared to net working capital of $133.2 million at December 31, 2014.  The increase in net working capital is primarily due to increases in accounts receivable.

Senior secured credit facilities — On March 4, 2015, Select made a principal prepayment of $26.9 million associated with our term loans in accordance with the provision in our senior secured credit facilities agreement that requires mandatory prepayments of term loans resulting from annual excess cash flow as defined in the senior secured credit facilities.

At March 31, 2015, we had outstanding borrowings under our senior secured credit facilities of $753.3 million (excluding unamortized original issue discounts of $3.8 million) of term loans and borrowings of $100.0 million (excluding letters of credit) under the revolving loan portion of our senior secured credit facilities.  We had $209.7 million of availability under our revolving credit facility (after giving effect to $40.3 million of outstanding letters of credit) at March 31, 2015.

Select’s senior secured credit facility requires it to maintain certain leverage ratios (as defined in the senior secured credit facility). For the four consecutive fiscal quarters ended March 31, 2015, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.23 to 1.00 as of March 31, 2015.

Concentra Transaction — It is currently anticipated that to fund in part the purchase price for Concentra of $1.055 billion and pay related transaction expenses, effective at the closing of the transaction Concentra will enter into new credit facilities pursuant to which it will borrow an aggregate of $650.0 million.  While this debt will be non-recourse to Select, it is anticipated that because Select will own 50.1% of Concentra, Concentra’s financial results will be consolidated with Select, and this debt will be included in Select’s financial statements going forward.  The remaining amount of the purchase price will be funded through pro rata equity contributions from Select and Welsh Carson.  Select’s equity contribution is currently anticipated to be approximately $218.0 million, and Select intends to enter into an additional credit extension amendment to its senior secured credit facilities for an additional $100.0 million of capacity under its revolving credit facility in order to have sufficient revolving borrowing capacity to finance this amount.

Stock Repurchase Program — Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under Select’s revolving credit facility. Holdings did not repurchase shares during the three months ended March 31, 2015. Since the inception of the program through March 31, 2015, Holdings has repurchased 34,891,794 shares at a cost of approximately $301.1 million, or an average price of $8.63 per share, which includes transaction costs.

Liquidity — We believe our internally generated cash flows and borrowing capacity under our senior secured credit facility will be sufficient to finance operations over the next twelve months. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Use of Capital Resources — We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow our network of specialty hospitals through opportunistic acquisitions.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under our senior secured credit facility.  As of March 31, 2015 we had $753.3 million (excluding unamortized original issue discount) in term loans outstanding under our senior secured credit facility and $100.0 million in revolving loans outstanding under our senior secured credit facility, which bear interest at variable rates. Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $1.1 million annual change in interest expense.  However, because the variable interest rate for an aggregate $478.5 million in series E term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, our interest rate on this indebtedness is currently effectively fixed at 3.75%.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of March 31, 2015 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Healthcare providers are subject to lawsuits under the qui tam provisions of the federal False Claims Act. Qui tam lawsuits typically remain under seal (hence, usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff (known as a relator) and take the lead in the litigation. These lawsuits can involve significant monetary damages and penalties and award bounties to private plaintiffs who successfully bring the suits. The Company is and has been a defendant in these cases in the past, and may be named as a defendant in similar cases from time to time in the future.

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital- Evansville, Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identified the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at the Company’s long term acute care hospital in Evansville, Indiana (“SSH-Evansville”) and two former case managers at SSH-Evansville. The named defendants include the Company, SSH-Evansville, and two physicians who have practiced at SSH-Evansville. On March 26, 2013, the defendants, relators and the United States filed a joint motion seeking a stay of the proceedings, in which the United States notified the court that its investigation has not been completed and therefore it is not yet able to decide whether or not to intervene, and on March 29, 2013, the magistrate judge granted the motion and stayed all deadlines in the case for 90 days. The court has subsequently granted additional motions filed by the United States to continue the stay, and the current stay extends through May 15, 2015.

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

ITEM 1A.                                          RISK FACTORS

The information set forth in this report should be read in conjunction with the risk factors set forth below and the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

The closing of the acquisition of Concentra is subject to the satisfaction of certain conditions, and we cannot predict whether the necessary conditions will be satisfied or waived.

The closing of the acquisition of Concentra is subject to regulatory approvals and customary conditions, including, without limitation:

•                  the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;

•                  the accuracy of the representations and warranties in the Purchase Agreement and compliance with the respective covenants of the parties, subject to certain qualifiers;

•                  the absence of any law or injunction that prohibits the consummation of the acquisition;

•                  the absence of certain governmental actions; and

•                  the absence of a material adverse effect on Concentra.

 The acquisition of Concentra may not close in the anticipated time frame, if at all.  The Company has no control over certain conditions in the Purchase Agreement, and cannot predict whether such conditions will be satisfied or waived.

The acquisition of Concentra and future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

As part of our growth strategy, we may pursue acquisitions of specialty hospitals, outpatient rehabilitation clinics and other related healthcare facilities and services. These acquisitions, including the acquisition of Concentra, may involve significant cash expenditures, debt incurrence, additional operating losses and expenses and compliance risks that could have a material adverse effect on our financial condition and results of operations.

We may not be able to successfully integrate Concentra or other acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate Concentra or other acquisitions, our financial condition and results of operations may be materially adversely affected. The acquisition of Concentra and other acquisitions could result in difficulties integrating acquired operations, technologies and personnel into our business. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through the acquisition of Concentra or other acquisitions, which may negatively impact the integration efforts. The acquisition of Concentra or other acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

In addition, the acquisition of Concentra and other acquisitions involve risks that the acquired businesses will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations; that the expected synergies associated with acquisitions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have an material adverse effect on our financial condition and results of operations.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 45 hereof.

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
Dated: April 30, 2015

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: April 30, 2015

EXHIBIT INDEX

Exhibit	Description

2.1

Stock Purchase Agreement by and among MJ Acquisition Corporation, Concentra Inc. and Humana Inc., dated March 22, 2015, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 24, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.1

Separation Agreement, dated March 9, 2015, by and between James J. Talalai and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 11, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.2

Limited Guarantee by and among Select Medical Corporation and Welsh, Carson, Anderson & Stowe XII, L.P. in favor of Humana Inc., dated March 22, 2015, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 24, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.3

Equity Commitment Letter by and among Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P. and MJ Acquisition Corporation, dated March 22, 2015, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 24, 2015 (Reg. Nos. 001-34465 and 001-31441).

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as March 31, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the three months ended March 31, 2015 and (v) Notes to Condensed Consolidated Financial Statements.