Form 10-Q
period 2015-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2015-08-06
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 31, 2015, Select Medical Holdings Corporation had outstanding 131,381,185 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation.  Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly-owned operating subsidiary of Holdings, and any of Select’s subsidiaries. Any reference to “Concentra” refers to Concentra Inc., the indirect operating subsidiary of Concentra Group Holdings, LLC (“Group Holdings”), and its subsidiaries. References to the “Company,” “we,” “us” and “our” refer collectively to Holdings, Select, and Group Holdings and its subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2014	2015	2014	2015

ASSETS
Current Assets:
Cash and cash equivalents	$3,354	$25,191	$3,354	$25,191
Accounts receivable, net of allowance for doubtful accounts of $46,425 and $50,675 at 2014 and 2015, respectively	444,269	633,621	444,269	633,621
Current deferred tax asset	15,991	17,355	15,991	17,355
Prepaid income taxes	17,888	—	17,888	—
Other current assets	46,142	78,153	46,142	78,153
Total Current Assets	527,644	754,320	527,644	754,320

Property and equipment, net	542,310	771,410	542,310	771,410
Goodwill	1,642,083	2,353,975	1,642,083	2,353,975
Other identifiable intangibles	72,519	261,642	72,519	261,642
Other assets	140,253	199,988	140,253	199,988

Total Assets	$2,924,809	$4,341,335	$2,924,809	$4,341,335

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$21,746	$27,337	$21,746	$27,337
Current portion of long-term debt and notes payable	10,874	17,448	10,874	17,448
Accounts payable	108,532	105,369	108,532	105,369
Accrued payroll	97,090	122,707	97,090	122,707
Accrued vacation	63,132	76,262	63,132	76,262
Accrued interest	10,674	14,152	10,674	14,152
Accrued other	82,376	122,801	82,376	122,801
Income taxes payable	—	2,303	—	2,303
Total Current Liabilities	394,424	488,379	394,424	488,379

Long-term debt, net of current portion	1,542,102	2,431,319	1,542,102	2,431,319
Non-current deferred tax liability	109,203	167,908	109,203	167,908
Other non-current liabilities	92,855	142,383	92,855	142,383

Total Liabilities	2,138,584	3,229,989	2,138,584	3,229,989

Commitments and contingencies (Note 10)

Redeemable non-controlling interests	10,985	257,187	10,985	257,187

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 131,233,308 shares and 131,373,985 shares issued and outstanding at 2014 and 2015, respectively	131	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	413,706	422,524	885,407	894,225
Retained earnings (accumulated deficit)	325,678	383,278	(145,892)	(88,292)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	739,515	805,933	739,515	805,933
Non-controlling interest	35,725	48,226	35,725	48,226
Total Equity	775,240	854,159	775,240	854,159

Total Liabilities and Equity	$2,924,809	$4,341,335	$2,924,809	$4,341,335

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2014	2015	2014	2015

Net operating revenues	$772,762	$887,065	$772,762	$887,065

Costs and expenses:
Cost of services	642,881	743,879	642,881	743,879
General and administrative	19,377	24,041	19,377	24,041
Bad debt expense	11,115	12,286	11,115	12,286
Depreciation and amortization	17,196	21,848	17,196	21,848
Total costs and expenses	690,569	802,054	690,569	802,054

Income from operations	82,193	85,011	82,193	85,011

Other income and expense:
Equity in earnings of unconsolidated subsidiaries	1,239	3,848	1,239	3,848
Interest expense	(21,663)	(25,288)	(21,663)	(25,288)

Income before income taxes	61,769	63,571	61,769	63,571

Income tax expense	23,775	23,517	23,775	23,517

Net income	37,994	40,054	37,994	40,054

Less: Net income attributable to non-controlling interests	2,653	3,114	2,653	3,114

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$35,341	$36,940	$35,341	$36,940

Income per common share:
Basic	$0.27	$0.28
Diluted	$0.27	$0.28

Dividends paid per share	$0.10	$—

Weighted average shares outstanding:
Basic	127,038	127,674
Diluted	127,541	128,009

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015

Net operating revenues	$1,535,340	$1,682,408	$1,535,340	$1,682,408

Costs and expenses:
Cost of services	1,281,645	1,408,264	1,281,645	1,408,264
General and administrative	37,500	45,716	37,500	45,716
Bad debt expense	22,133	24,956	22,133	24,956
Depreciation and amortization	33,425	39,196	33,425	39,196
Total costs and expenses	1,374,703	1,518,132	1,374,703	1,518,132

Income from operations	160,637	164,276	160,637	164,276

Other income and expense:
Loss on early retirement of debt	(2,277)	—	(2,277)	—
Equity in earnings of unconsolidated subsidiaries	2,147	6,440	2,147	6,440
Interest expense	(42,279)	(46,676)	(42,279)	(46,676)

Income before income taxes	118,228	124,040	118,228	124,040

Income tax expense	45,867	46,701	45,867	46,701

Net income	72,361	77,339	72,361	77,339

Less: Net income attributable to non-controlling interests	3,976	5,336	3,976	5,336

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$68,385	$72,003	$68,385	$72,003

Income per common share:
Basic	$0.51	$0.55
Diluted	$0.51	$0.55

Dividends paid per share	$0.20	$0.10

Weighted average shares outstanding:
Basic	131,266	127,620
Diluted	131,766	127,944

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non- controlling Interests
Balance at December 31, 2014		$775,240	131,233	$131	$413,706	$325,678	$35,725
Net income	$77,771	77,771				72,003	5,768
Net loss - attributable to redeemable non-controlling interests	(432)
Total comprehensive income	$77,339
Dividends paid to common stockholders		(13,129)				(13,129)
Issuance and vesting of restricted stock		5,765	202	0	5,765
Tax benefit from stock based awards		11			11
Stock option expense		29			29
Exercise of stock options		1,324	148	0	1,324
Acquisition of non-controlling interests		3,470					3,470
Distributions to non-controlling interests		(3,712)					(3,712)
Exchange of ownership interests with non-controlling interests		8,664			1,689		6,975
Other		(1,274)	(209)	(0)		(1,274)
Balance at June 30, 2015		$854,159	131,374	$131	$422,524	$383,278	$48,226

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Non- controlling Interests
Balance at December 31, 2014		$775,240	0	$0	$885,407	$(145,892)	$35,725
Net income	$77,771	77,771				72,003	5,768
Net loss - attributable to redeemable non-controlling interests	(432)
Total comprehensive income	$77,339
Additional investment by Holdings		1,324			1,324
Dividends declared and paid to Holdings		(13,129)				(13,129)
Contribution related to restricted stock awards and stock option issuances by Holdings		5,794			5,794
Tax benefit from stock based awards		11			11
Acquisition of non-controlling interests		3,470					3,470
Distributions to non-controlling interests		(3,712)					(3,712)
Exchange of ownership interests with non-controlling interests		8,664			1,689		6,975
Other		(1,274)				(1,274)
Balance at June 30, 2015		$854,159	0	$0	$894,225	$(88,292)	$48,226

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015

Operating activities
Net income	$72,361	$77,339	$72,361	$77,339
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	52	—	52
Depreciation and amortization	33,425	39,196	33,425	39,196
Provision for bad debts	22,133	24,956	22,133	24,956
Equity in earnings of unconsolidated subsidiaries	(2,147)	(6,440)	(2,147)	(6,440)
Loss on early retirement of debt	2,277	—	2,277	—
Loss from disposal of assets	143	251	143	251
Non-cash stock compensation expense	4,120	5,794	4,120	5,794
Amortization of debt discount, premium and issuance costs	3,849	4,027	3,849	4,027
Deferred income taxes	1,275	(4,428)	1,275	(4,428)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(84,249)	(89,265)	(84,249)	(89,265)
Other current assets	(2,935)	(8,038)	(2,935)	(8,038)
Other assets	(3,462)	3,568	(3,462)	3,568
Accounts payable	10,343	8,925	10,343	8,925
Accrued expenses	(14,086)	707	(14,086)	707
Income taxes	(878)	18,416	(878)	18,416
Net cash provided by operating activities	42,169	75,060	42,169	75,060

Investing activities
Purchases of property and equipment	(50,493)	(68,912)	(50,493)	(68,912)
Investment in businesses	(175)	(855)	(175)	(855)
Acquisition of businesses, net of cash acquired	(454)	(1,047,997)	(454)	(1,047,997)
Net cash used in investing activities	(51,122)	(1,117,764)	(51,122)	(1,117,764)

Financing activities
Borrowings on revolving facilities	515,000	660,000	515,000	660,000
Payments on revolving facilities	(425,000)	(400,000)	(425,000)	(400,000)
Payments on Select term loans	(33,994)	(26,884)	(33,994)	(26,884)
Issuance of 6.375% senior notes, includes premium	111,650	—	111,650	—
Proceeds from Concentra term loans, net of discounts	—	646,875	—	646,875
Borrowings of other debt	6,111	9,590	6,111	9,590
Principal payments on other debt	(7,049)	(8,320)	(7,049)	(8,320)
Debt issuance costs	(4,434)	(23,300)	(4,434)	(23,300)
Dividends paid to common stockholders	(27,153)	(13,129)	—	—
Dividends paid to Holdings	—	—	(154,653)	(13,129)
Repurchase of common stock	(127,500)	—	—	—
Proceeds from issuance of common stock	5,297	1,325	—	—
Proceeds from issuance of non-controlling interest	—	217,065	—	217,065
Equity investment by Holdings	—	—	5,297	1,325
Proceeds from (repayments of) bank overdrafts	(3,314)	5,590	(3,314)	5,590
Tax benefit from stock based awards	—	11	—	11
Distributions to non-controlling interests	(1,840)	(4,282)	(1,840)	(4,282)
Net cash provided by financing activities	7,774	1,064,541	7,774	1,064,541

Net increase (decrease) in cash and cash equivalents	(1,179)	21,837	(1,179)	21,837

Cash and cash equivalents at beginning of period	4,319	3,354	4,319	3,354
Cash and cash equivalents at end of period	$3,140	$25,191	$3,140	$25,191

Supplemental Cash Flow Information
Cash paid for interest	$39,107	$39,932	$39,107	$39,932
Cash paid for taxes	$45,471	$32,702	$45,471	$32,702

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of June 30, 2015, and for the three and six month periods ended June 30, 2014 and 2015, have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations, and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.  Holdings and Select, and their subsidiaries, are collectively referred to as the “Company.” The condensed consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2015.

2.              Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Redeemable Non-Controlling Interests

The interests held by other parties in subsidiaries, limited liability companies, and limited partnerships owned and controlled by the Company are generally reported as a component of stockholders’ equity. Some of those non-controlling interests consist of outside owners that have certain “put rights,” that are currently exercisable, and that, if exercised, require the Company to purchase the member’s non-controlling interest. These redeemable non-controlling interests that are currently redeemable, or considered probable of becoming redeemable, have been adjusted to their approximate redemption values, and are reported outside of the stockholders’ equity section. As of June 30, 2015 and December 31, 2014, the Company believes the redemption values of the non-controlling ownership interests approximates the fair value of those interests classified as redeemable non-controlling interests. The changes in the redeemable non-controlling interests amounts for the six months ended June 30, 2015 are as follows (in thousands):

Balance at December 31, 2014 — redeemable non-controlling interests	$10,985
Issuance of non-controlling interests in Concentra Group Holdings	217,065
Acquisition of Concentra Inc. non-controlling interests	28,865
Changes in the redemption amounts of non-controlling interests	1,274
Net loss attributable to non-controlling interests	(432)
Distributions to non-controlling interests	(570)
Balance at June 30, 2015 — redeemable non-controlling interests	$257,187

3.              Concentra Acquisition

On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), consummated the acquisition of Concentra Inc. (“Concentra”), the indirect operating subsidiary of Concentra Group Holdings, LLC (“Group Holdings”), and its subsidiaries.  Pursuant to the terms of the stock purchase agreement (the “Purchase Agreement”), dated as of March 22, 2015, by and among MJ Acquisition Corporation, Concentra and Humana Inc. (“Humana”), MJ Acquisition Corporation acquired 100% of the issued and outstanding equity securities of Concentra, from Humana for $1,045.3 million, net of $3.7 million of cash acquired.

Select entered into a Subscription Agreement (the “Subscription Agreement”), by and among Select, WCAS, Group Holdings and the other members of Group Holdings.  Pursuant to the Subscription Agreement, Select purchased Class A equity interests of Group Holdings for an aggregate purchase price of $217.9 million, representing a majority (50.1%) of the voting equity interests in Group Holdings. WCAS and the other members purchased Class A interests of Group Holdings for an aggregate purchase price of $217.1 million, representing a 49.9% share of the voting equity interests of Group Holdings.

MJ Acquisition Corporation entered into the Concentra credit facilities (See Footnote 6) to fund a portion of the purchase price for all of the issued and outstanding stock of Concentra. Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra credit facilities.

Group Holdings contributed cash of $435.0 million, to MJ Acquisition Corporation. MJ Acquisition Corporation used the cash, together with $650.0 million in borrowings under the Concentra credit facilities, to pay the purchase price. Select owns 50.1% of the voting interests of Group Holdings, the indirect parent of Concentra. Concentra’s financial results are consolidated with Select’s as of June 1, 2015. Group Holdings issued a non-controlling interest valued at $217.1 million.

Concentra, formed in 1979, is one of the largest providers of occupational health, consumer health, physical therapy and veteran’s healthcare services in the United States based on the number of facilities.  As of June 30, 2015, Concentra operated 300 freestanding medical centers in 38 states, 150 medical facilities located at the workplaces of Concentra’s employer customers and 30 Department of Veterans Affairs community-based outpatient clinics.

The Concentra acquisition is being accounted for under the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company will allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The Company is in the process of completing its assessment of fair values for identifiable tangible and intangible assets, and liabilities assumed; therefore, the values set forth below are subject to adjustment during the measurement period for such activities as estimating useful lives of long-lived assets and finite lived intangibles and completing assessment of fair values by obtaining appraisals. The amount of these potential adjustments could be significant. The Company expects to complete its purchase price allocation activities by December 31, 2015.

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed, in accordance with the acquisition method of accounting (in thousands):

Cash and cash equivalents	$3,772
Identifiable tangible assets, excluding cash and cash equivalents	389,782
Identifiable intangible assets	190,000
Goodwill	702,023
Total assets	1,285,577

Total current liabilities	91,557
Total non-current liabilities	112,601
Non-controlling interests	32,336
Total liabilities	236,494

Net assets acquired	1,049,083
Cash and cash equivalents acquired	(3,772)
Net cash paid	$1,045,311

Goodwill of $702.0 million has been preliminarily recognized in the transaction, representing the excess of the purchase price over the value of the tangible and intangible assets acquired and liabilities assumed. The goodwill has been pushed down to Concentra and is not deductible for tax purposes. However, prior to its acquisition by MJ Acquisition Corporation, Concentra completed certain acquisitions that resulted in goodwill with an estimated value of $21.1 million that is deductible for tax purposes, which the Company will deduct through 2025.

For the period of June 1, 2015 through June 30, 2015, Concentra contributed net revenue of $86.8 million and a net loss of approximately $0.4 million reflected in the Company’s Consolidated Statement of Operations. We incurred $4.7 million of acquisition costs for the period ended June 30, 2015. Acquisition costs consist of legal, advisory, and due diligence fees and expenses.

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Concentra occurred January 1, 2014. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated January 1, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands, except per share amounts)

Net revenue	$1,026,748	$1,087,953	$2,033,445	$2,094,650
Net income	35,421	40,532	63,832	68,943
Income per common share:
Basic	$0.27	$0.31	$0.47	$0.53
Diluted	$0.27	$0.31	$0.47	$0.52

The pro forma financial information is based on the preliminary allocation of the purchase price and therefore subject to adjustment upon finalizing the purchase price allocation during the measurement period. The net income tax impact was calculated at a statutory rate, as if Concentra had been a subsidiary of the company as of January 1, 2014.

Pro forma results for the three months ended June 30, 2015 were adjusted to include approximately $8.6 million of interest expense, an income tax benefit of approximately $1.8 million, approximately $0.3 million of rent expense, and approximately $0.1 million in net loss attributable to non-controlling interest. Results for the same period were also adjusted to exclude Concentra acquisition costs of $4.7 million and amortization expense of approximately $0.7 million.

Pro forma results for the three months ended June 30, 2014 were adjusted to include approximately $12.0 million of interest expense, approximately $1.4 million in net income attributable to non-controlling interest, an income tax benefit of approximately $1.3 million, and approximately $0.5 million of rent expense.  Results for the same period were also adjusted to exclude amortization expense of approximately $1.0 million.

Pro forma results for the six months ended June 30, 2015 were adjusted to include approximately $20.5 million of interest expense, an income tax benefit of approximately $6.5 million, approximately $0.9 million of rent expense, and $0.8 million in net loss attributable to non-controlling interest. Results for the same period were also adjusted to exclude Concentra acquisition costs of $4.7 million and amortization expense of approximately $1.8 million.

Pro forma results for the six months ended June 30, 2014 were adjusted to include approximately $24.0 million of interest expense, $4.7 million of Concentra acquisition costs, an income tax benefit of approximately $5.0 million, approximately $2.0 million of net loss attributable to non-controlling interest, and approximately $0.9 million of rent expense.  Results for the same period were also adjusted to exclude amortization expense of approximately $2.1 million.

4.              Property and Equipment

Property and equipment consists of the following:

	December 31, 2014	June 30, 2015
	(in thousands)
Land	$71,635	$74,510
Leasehold improvements	155,648	274,606
Buildings and improvements	396,228	404,936
Furniture and equipment	272,919	360,632
Construction-in-progress	41,230	72,915
	937,660	1,187,599
Accumulated depreciation and amortization	(395,350)	(416,189)
Total property and equipment	$542,310	$771,410

Depreciation expense was $20.7 million and $17.1 million for the three months ended June 30, 2015 and 2014, respectively.  Depreciation expense was $37.8 million and $33.2 million for the six months ended June 30, 2015 and 2014, respectively.

5.              Intangible Assets

The net carrying value of the Company’s goodwill and identifiable intangible assets consist of the following:

	December 31, 2014	June 30, 2015
	(in thousands)
Goodwill	$1,642,083	$2,353,975

Identifiable intangibles:
Trademarks	$57,709	$140,709
Certificates of need	12,727	12,884
Accreditations	2,083	2,083
Customer relationships	—	105,966
Total identifiable intangibles	$72,519	$261,642

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At June 30, 2015, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 4.5 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2015 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2014	$1,335,460	$306,623	$—	$1,642,083
Goodwill acquired	9,922	—	702,023	711,945
Measurement period adjustment	(53)		—	(53)
Balance as of June 30, 2015	$1,345,329	$306,623	$702,023	$2,353,975

Refer to Footnote 3 — Concentra Acquisition for details of the goodwill acquired during the period.

6.              Indebtedness

For purposes of this indebtedness footnote, references to Select exclude Concentra, because the Concentra credit facilities are non-recourse to Holdings and Select.

The components of long-term debt and notes payable are as follows:

	December 31, 2014	June 30, 2015
	(in thousands)
Select 6.375% senior notes(1)	$711,465	$711,350
Select credit facilities:
Select revolving facility	60,000	320,000
Select term loans(2)	775,996	749,823
Other - Select	5,515	15,554
Total Select debt	1,552,976	1,796,727
Less: Select current maturities	10,874	10,311
Select long-term debt maturities	$1,542,102	$1,786,416

Concentra credit facilities:
Concentra revolving facility		$—
Concentra term loans(3)		646,908
Other - Concentra		5,132
Total Concentra debt		652,040
Less: Concentra current maturities		7,137
Concentra long-term debt maturities		$644,903

Total current maturities	$10,874	$17,448
Total long-term debt maturities	1,542,102	2,431,319
Total debt	$1,552,976	$2,448,767

(1)         Includes unamortized premium of $1.5 million and $1.4 million at December 31, 2014 and June 30, 2015, respectively.

(2)         Includes unamortized discounts of $4.2 million and $3.5 million at December 31, 2014 and June 30, 2015, respectively.

(3)         Includes unamortized discounts of $3.1 million at June 30, 2015.

Excess Cash Flow Payment

On March 4, 2015, Select made a principal prepayment of $26.9 million associated with the Select series D term loan and Select series E term loan (collectively, the “Select term loans”) in accordance with the provision in the Select credit facilities (as defined below) that requires mandatory prepayments of term loans as a result of annual excess cash flow as defined in the Select credit facilities.

Select revolving facility

On May 20, 2015 Select entered into an additional credit extension amendment of its revolving credit facility (the “Select revolving facility” and together with the Select term loans, the “Select credit facilities”) to obtain $100.0 million of incremental revolving commitments.  The revolving commitments mature on March 1, 2018.

Concentra credit facilities

Concentra first lien credit agreement

On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, entered into a first lien credit agreement (the “Concentra first lien credit agreement”). Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower. The Concentra first lien credit agreement provides for $500.0 million in first lien loans comprised of a $450.0 million, seven-year term loan (“Concentra first lien term loan”) and a $50.0 million, five-year revolving credit facility (“Concentra revolving facility”). The borrowings under the Concentra first lien credit agreement are guaranteed, on a first lien basis, by Concentra Holdings, Inc., the direct parent of Concentra. Select and Holdings are not parties to the Concentra first lien credit agreement and are not obligors with respect to Concentra’s debt under such agreement.

Borrowings under the Concentra first lien credit agreement will bear interest at a rate equal to:

•                  in the case of the Concentra first lien term loan, Adjusted LIBO (as defined in the Concentra first lien credit agreement) plus 3.00% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%); and

•                  in the case of the Concentra revolving facility, Adjusted LIBO plus a percentage ranging from 2.75% to 3.00%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.00%, in each case based on Concentra’s leverage ratio.

The Concentra first lien term loan will amortize in equal quarterly installments, in aggregate annual amounts equal to 0.25% of the original principal amount of the first lien term loan commencing on September 30, 2015. The balance of the Concentra first lien term loan will be payable on June 1, 2022. The Concentra revolving facility matures on June 1, 2020.

Concentra second lien credit agreement

On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, entered into a second lien credit agreement (the “Concentra second lien credit agreement” and, together with the Concentra first lien credit agreement, the “Concentra credit facilities”). Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower.  The Concentra second lien credit agreement provides for a $200.0 million eight-year second lien term loan (“Concentra second lien term loan” and, together with the Concentra first lien term loans, the “Concentra term loans”). The borrowings under the Concentra second lien credit agreement are guaranteed, on a second lien basis, by Concentra Holdings, Inc., the direct parent of Concentra. Select and Holdings are not parties to the Concentra second lien credit agreement and are not obligors with respect to Concentra’s debt under such agreement.

Borrowings under the Concentra second lien term loan will bear interest at a rate equal to Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 8.00% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 7.00% (subject to an Alternate Base Rate floor of 2.00%).

In the event that, on or prior to June 1, 2016, Concentra prepays any of the Concentra second lien term loan to refinance such term loan, Concentra shall pay a premium of 2.00% of the aggregate principal amount of the Concentra second lien term loan prepaid and if Concentra prepays any of the Concentra second lien term loan to refinance such term loan on or prior to June 1, 2017, Concentra shall pay a premium of 1.00% of the aggregate principal amount of the Concentra second lien term loan prepaid.  The Concentra second lien term loan will be payable on June 1, 2023.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from July 1, 2015 through December 31, 2015 and the years after 2015 are approximately as follows and are presented including the discounts on Select term loans and premium on Select’s senior notes, and including the discounts on Concentra credit facilities:

	Select	Concentra	Total
	(in thousands)
July 1, 2015 — December 31, 2015	$4,757	$3,698	$8,455
2016	282,135	5,504	287,639
2017	6,402	4,139	10,541
2018	790,645	4,151	794,796
2019	2,465	4,165	6,630
2020 and beyond	710,323	630,383	1,340,706
Total	$1,796,727	$652,040	$2,448,767

Loss on Early Retirement of Debt

On March 4, 2014, Select amended the Select term loans under the Select credit facilities.  During the six months ended June 30, 2014, the Company recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to the Select term loans modifications.

7.              Fair Value

Financial instruments include cash and cash equivalents, notes payable, and long-term debt.  The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Select credit facilities was $836.0 million and $1,069.8 million at December 31, 2014 and June 30, 2015, respectively.  The fair value of the Select credit facilities was $816.6 million and $1,049.7 million at December 31, 2014 and June 30, 2015, respectively.  The fair value of the Select credit facilities was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 6.375% senior notes was $711.5 million and $711.4 million at December 31, 2014 and June 30, 2015, respectively.  The fair value of Select’s 6.375% senior notes was $722.4 million and $711.8 million at December 31, 2014 and June 30, 2015, respectively.  The fair value of this debt was based on quoted market prices.

The carrying value of the Concentra term loans, was $646.9 million at June 30, 2015.  The fair value of the Concentra term loans, was $645.7 million at June 30, 2015.  The fair value of Concentra term loans was based on quoted market prices for this debt in the syndicated loan market.

The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy.  Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly which includes quoted prices for identical assets or liabilities in markets that are not active.

8.              Segment Information

The Company’s reportable segments consist of: (i) specialty hospitals, (ii) outpatient rehabilitation, and (iii) Concentra. Other activities include the Company’s corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, equity in earnings (losses) of unconsolidated subsidiaries, and other income (expense).

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	Three Months Ended June 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)

Net operating revenues	$557,833	$214,798		$131	$772,762
Adjusted EBITDA	88,688	30,432		(17,766)	101,354
Total assets	2,271,256	532,529		99,986	2,903,771
Capital expenditures	19,800	2,546		848	23,194

	Three Months Ended June 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)

Net operating revenues	$592,336	$207,795	$86,829	$105	$887,065
Adjusted EBITDA	91,447	28,722	11,199	(16,471)	114,897
Total assets	2,372,723	538,586	1,320,941	109,085	4,341,335
Capital expenditures	31,042	3,103	3,854	3,065	41,064

	Six Months Ended June 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)

Net operating revenues	$1,122,458	$412,648		$234	$1,535,340
Adjusted EBITDA	180,838	51,421		(34,077)	198,182
Total assets	2,271,256	532,529		99,986	2,903,771
Capital expenditures	41,298	6,176		3,019	50,493

	Six Months Ended June 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)

Net operating revenues	$1,191,117	$404,238	$86,829	$224	$1,682,408
Adjusted EBITDA	187,919	50,855	11,199	(36,136)	213,837
Total assets	2,372,723	538,586	1,320,941	109,085	4,341,335
Capital expenditures	53,835	7,025	3,854	4,198	68,912

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$88,688	$30,432		$(17,766)
Depreciation and amortization	(13,067)	(3,225)		(904)
Stock compensation expense	—	—		(1,965)
Income (loss) from operations	$75,621	$27,207		$(20,635)	$82,193
Equity in earnings of unconsolidated subsidiaries					1,239
Interest expense					(21,663)
Income before income taxes					$61,769

	Three Months Ended June 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$91,447	$28,722	$11,199	$(16,471)
Depreciation and amortization	(13,404)	(3,177)	(4,194)	(1,073)
Stock compensation expense	—	—	—	(3,323)
Concentra acquisition costs	—	—	(4,715)	—
Income (loss) from operations	$78,043	$25,545	$2,290	$(20,867)	$85,011
Equity in earnings of unconsolidated subsidiaries					3,848
Interest expense					(25,288)
Income before income taxes					$63,571

	Six Months Ended June 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$180,838	$51,421		$(34,077)
Depreciation and amortization	(25,162)	(6,437)		(1,826)
Stock compensation expense	—	—		(4,120)
Income (loss) from operations	$155,676	$44,984		$(40,023)	$160,637
Loss on early retirement of debt					(2,277)
Equity in earnings of unconsolidated subsidiaries					2,147
Interest expense					(42,279)
Income before income taxes					$118,228

	Six Months Ended June 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$187,919	$50,855	$11,199	$(36,136)
Depreciation and amortization	(26,627)	(6,317)	(4,194)	(2,058)
Stock compensation expense	—	—	—	(5,650)
Concentra acquisition costs	—	—	(4,715)	—
Income (loss) from operations	$161,292	$44,538	$2,290	$(43,844)	$164,276
Equity in earnings of unconsolidated subsidiaries					6,440
Interest expense					(46,676)
Income before income taxes					$124,040

(1)         The selected financial data for the Company’s Concentra segment for the periods presented begins as of June 1, 2015, which is the date the Concentra acquisition was consummated.

9.              Income per Common Share

Holdings applies the two-class method for calculating income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. The following table sets forth for the periods indicated the calculation of income per common share in Holdings’ consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted income per common share, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$35,341	$36,940	$68,385	$72,003
Less: Earnings allocated to unvested restricted stockholders	919	1,011	1,683	1,984
Net income available to common stockholders	$34,422	$35,929	$66,702	$70,019

Denominator:
Weighted average shares — basic	127,038	127,674	131,266	127,620
Effect of dilutive securities:
Stock options	503	335	500	324
Weighted average shares — diluted	127,541	128,009	131,766	127,944

Basic income per common share	$0.27	$0.28	$0.51	$0.55
Diluted income per common share	$0.27	$0.28	$0.51	$0.55

10.       Commitment and Contingencies

Leases

The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at June 30, 2015 are approximately as follows:

	Select	Concentra	Total
	(in thousands)
July 1, 2015 — December 31, 2015	$70,816	$29,440	$100,256
2016	132,631	53,064	185,695
2017	110,992	46,927	157,919
2018	87,512	38,276	125,788
2019	67,736	30,806	98,542
Thereafter	328,512	78,008	406,520
	$798,199	$276,521	$1,074,720

Total rent expense for operating leases, including cancelable leases, for the three months ended June 30, 2015 and 2014 was $49.0 million, including $4.6 million for Concentra, and $42.2 million, respectively.  Total rent expense for operating leases, including cancelable leases, for the six months ended June 30, 2015 and 2014 was $93.3 million, including $4.6 million for Concentra, and $83.8 million, respectively.

Property rent expense to unrelated parties for the three months ended June 30, 2015 and 2014 was $36.5 million, including $4.5 million for Concentra, and $31.0 million, respectively.  Property rent expense to unrelated parties for the six months ended June 30, 2015 and 2014 was $68.8 million, including $4.5 million for Concentra, and $61.6 million, respectively.

Construction Commitments

At June 30, 2015, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties, inpatient rehabilitation facilities, and Concentra facilities totaling approximately $63.9 million.

Other

A subsidiary of the Company has entered into a naming, promotional, and sponsorship agreement with a NFL team for the team’s headquarters complex that requires a payment of $3.0 million in 2015, of which $1.5 million has been paid as of June 30, 2015. Each successive annual payment increases by 2.3% through 2025. The naming, promotional, and sponsorship agreement is in effect until 2025.

Litigation

The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, Centers for Medicare & Medicaid Services or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

To address claims arising out of our operations, we maintain professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital — Evansville, LLC (“SSH-Evansville”), Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identified the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at SSH-Evansville and two former case managers at SSH-Evansville. The named defendants currently include the Company, SSH-Evansville and one physician who practices at SSH-Evansville. All deadlines in the case had been stayed once the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the Department of Justice notified the United States District Court for the Southern District of Indiana of its decision not to intervene in the case. At this time, the Company is unable to predict the timing and outcome of this matter.

On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital — Knoxville, Inc. (“SSH-Knoxville”), Select Specialty Hospital — North Knoxville, Inc. and ten current or former employees of these facilities.  The Complaint was unsealed after the United States and the State of Tennessee notified the Court on July 13, 2015 that each had decided not to intervene in the case.  The Complaint, which has not yet been served on the Company, is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville.  The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing.  The Company intends to vigorously defend this action if the relator pursues it, but at this time the Company is unable to predict the timing and outcome of this matter.

11.  Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes

Select’s 6.375% senior notes are fully and unconditionally guaranteed, except for customary limitations, on a senior basis by all of Select’s wholly-owned subsidiaries (the “Subsidiary Guarantors”) which is defined as a subsidiary where Select or a subsidiary of Select holds all of the outstanding ownership interests. Certain of Select’s subsidiaries did not guarantee the 6.375% senior notes (the “Non-Guarantor Subsidiaries,” including Group Holdings and its subsidiaries, which were designated as Non-Guarantor subsidiaries by Select’s board of directors at the closing of the Concentra acquisition, the “Non-Guarantor Concentra”).

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2014 and June 30, 2015, and for the three and six months ended June 30, 2014 and 2015.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

During the year ended December 31, 2014, the Company purchased the remaining outstanding non-controlling interest in a specialty hospital business changing the entity from a non-guarantor subsidiary to a guarantor subsidiary.  The three and six months ended June 30, 2014 have been retrospectively revised based on the guarantor structure that has existed since December 31, 2014.

Select Medical Corporation

Condensed Consolidating Balance Sheet

June 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$3,071	$2,942	$390	$18,788	$—		$25,191
Accounts receivable, net	—	431,473	81,872	120,276	—		633,621
Current deferred tax asset	9,023	1,548	3,612	3,172	—		17,355
Intercompany receivables	—	1,884,180	135,976	—	(2,020,156	)(a)	—
Other current assets	12,776	31,514	3,882	29,981	—		78,153
Total Current Assets	24,870	2,351,657	225,732	172,217	(2,020,156)		754,320

Property and equipment, net	31,700	485,017	56,233	198,460	—		771,410
Investment in affiliates	4,050,979	90,368	—	—	(4,141,347	)(b) (c)	—
Goodwill	—	1,651,952	—	702,023	—		2,353,975
Non-current deferred tax asset	15,812	—	—	—	(15,812	)(d)	—
Other identifiable intangibles	—	72,676	—	188,966	—		261,642
Other assets	29,010	110,967	736	59,275	—		199,988

Total Assets	$4,152,371	$4,762,637	$282,701	$1,320,941	$(6,177,315)		$4,341,335

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$27,337	$—	$—	$—	$—		$27,337
Current portion of long-term debt and notes payable	8,430	1,713	168	7,137	—		17,448
Accounts payable	9,039	79,433	12,145	4,752	—		105,369
Intercompany payables	1,884,180	135,976	—	—	(2,020,156	)(a)	—
Accrued payroll	10,893	71,334	238	40,242	—		122,707
Accrued vacation	5,717	52,034	9,843	8,668	—		76,262
Accrued interest	11,121	24	—	3,007	—		14,152
Accrued other	40,293	37,388	9,345	35,775	—		122,801
Income taxes payable	2,303	(817)	—	817	—		2,303
Total Current Liabilities	1,999,313	377,085	31,739	100,398	(2,020,156)		488,379

Long-term debt, net of current portion	1,293,955	399,459	93,001	644,904	—		2,431,319
Non-current deferred tax liability	—	111,405	7,375	64,940	(15,812	)(d)	167,908
Other non-current liabilities	53,170	40,661	4,804	43,748	—		142,383

Total Liabilities	3,346,438	928,610	136,919	853,990	(2,035,968)		3,229,989

Redeemable non-controlling interests	—	—	12,731	244,456	—		257,187

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	894,225	—	—	—	—		894,225
Retained earnings (accumulated deficit)	(88,292)	1,142,407	7,227	(408)	(1,149,226	)(c)	(88,292)
Subsidiary investment	—	2,691,620	82,566	217,935	(2,992,121	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	805,933	3,834,027	89,793	217,527	(4,141,347)		805,933

Non-controlling interests	—	—	43,258	4,968	—		48,226
Total Equity	805,933	3,834,027	133,051	222,495	(4,141,347)		854,159

Total Liabilities and Equity	$4,152,371	$4,762,637	$282,701	$1,320,941	$(6,177,315)		$4,341,335

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$105	$675,847	$124,284	$86,829	$—		$887,065

Costs and expenses:
Cost of services	574	564,198	104,355	74,752	—		743,879
General and administrative	19,467	(141)	—	4,715	—		24,041
Bad debt expense	—	9,244	2,164	878	—		12,286
Depreciation and amortization	1,073	13,909	2,672	4,194	—		21,848
Total costs and expenses	21,114	587,210	109,191	84,539	—		802,054

Income (loss) from operations	(21,009)	88,637	15,093	2,290	—		85,011

Other income and expense:
Intercompany interest and royalty fees	(311)	305	6	—	—		—
Intercompany management fees	(2,167)	8,449	(6,282)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	3,828	20	—	—		3,848
Interest expense	(14,280)	(6,081)	(1,558)	(3,369)	—		(25,288)

Income (loss) from operations before income taxes	(37,767)	95,138	7,279	(1,079)	—		63,571

Income tax expense (benefit)	(13,338)	38,520	(970)	(695)	—		23,517
Equity in earnings of subsidiaries	61,369	5,012	—	—	(66,381	)(a)	—

Net income (loss)	36,940	61,630	8,249	(384)	(66,381)		40,054

Less: Net income attributable to non-controlling interests	—	—	3,090	24	—		3,114

Net income (loss) attributable to Select Medical Corporation	$36,940	$61,630	$5,159	$(408)	$(66,381)		$36,940

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$224	$1,349,596	$245,759	$86,829	$—		$1,682,408

Costs and expenses:
Cost of services	1,010	1,125,291	207,211	74,752	—		1,408,264
General and administrative	41,218	(217)	—	4,715	—		45,716
Bad debt expense	—	18,717	5,361	878	—		24,956
Depreciation and amortization	2,058	27,681	5,263	4,194	—		39,196
Total costs and expenses	44,286	1,171,472	217,835	84,539	—		1,518,132

Income (loss) from operations	(44,062)	178,124	27,924	2,290	—		164,276

Other income and expense:
Intercompany interest and royalty fees	(597)	585	12	—	—		—
Intercompany management fees	39,287	(26,798)	(12,489)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	6,399	41	—	—		6,440
Interest expense	(28,181)	(12,084)	(3,042)	(3,369)	—		(46,676)

Income (loss) from operations before income taxes	(33,553)	146,226	12,446	(1,079)	—		124,040

Income tax expense (benefit)	(11,936)	60,566	(1,234)	(695)	—		46,701
Equity in earnings of subsidiaries	93,620	8,292	—	—	(101,912	)(a)	—

Net income (loss)	72,003	93,952	13,680	(384)	(101,912)		77,339

Less: Net income attributable to non-controlling interests	—	—	5,312	24	—		5,336

Net income (loss) attributable to Select Medical Corporation	$72,003	$93,952	$8,368	$(408)	$(101,912)		$72,003

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Non- Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income (loss)	$72,003	$93,952	$13,680	$(384)	$(101,912	)(a)	$77,339
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	—	52	—	—		52
Depreciation and amortization	2,058	27,681	5,263	4,194	—		39,196
Provision for bad debts	—	18,717	5,361	878	—		24,956
Equity in earnings of unconsolidated subsidiaires	—	(6,399)	(41)	—	—		(6,440)
Loss from disposal of assets	—	251	—	—	—		251
Non-cash stock compensation expense	5,794	—	—	—	—		5,794
Amortization of debt discount and issuance costs	3,717	—	—	310	—		4,027
Deferred income taxes	(4,428)	—	—	—	—		(4,428)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(93,620)	(8,292)	—	—	101,912	(a)	—
Accounts receivable	—	(73,409)	(19,744)	3,888	—		(89,265)
Other current assets	(4,916)	1,416	1,481	(6,019)	—		(8,038)
Other assets	3,453	(96)	211	—	—		3,568
Accounts payable	(846)	7,731	(2,198)	4,238	—		8,925
Accrued expenses	(4,099)	2,899	1,907	—	—		707
Income taxes	19,111	—	—	(695)	—		18,416
Net cash provided by (used in) operating activities	(1,773)	64,451	5,972	6,410	—		75,060

Investing activities
Purchases of property and equipment	(4,525)	(56,763)	(3,770)	(3,854)	—		(68,912)
Investment in businesses	—	(855)	—	—	—		(855)
Acquisition of businesses, net of cash acquired	—	—	(2,686)	(1,045,311)	—		(1,047,997)
Net cash used in investing activities	(4,525)	(57,618)	(6,456)	(1,049,165)	—		(1,117,764)

Financing activities
Borrowings on revolving facilities	650,000	—	—	10,000	—		660,000
Payments on revolving facilities	(390,000)	—	—	(10,000)	—		(400,000)
Payments on Select term loans	(26,884)	—	—	—	—		(26,884)
Proceeds from Concentra term loans, net of discounts	—	—	—	646,875	—		646,875
Borrowings of other debt	6,486	—	96	3,008	—		9,590
Principal payments on other debt	(6,591)	(1,296)	(393)	(40)	—		(8,320)
Debt issuance costs	—	—	—	(23,300)	—		(23,300)
Proceeds from bank overdrafts	5,590	—	—	—	—		5,590
Equity investment by Holdings	1,325	—	—	—	—		1,325
Dividends paid to Holdings	(13,129)	—	—	—	—		(13,129)
Intercompany	(217,509)	(5,049)	4,623	217,935	—		—
Proceeds from issuance of non-controlling interests	—	—	—	217,065	—		217,065
Tax benefit from stock based awards	11	—	—	—	—		11
Distributions to non-controlling interests	—	—	(4,282)	—	—		(4,282)
Net cash provided by (used in) financing activities	9,299	(6,345)	44	1,061,543	—		1,064,541

Net increase (decrease) in cash and cash equivalents	3,001	488	(440)	18,788	—		21,837

Cash and cash equivalents at beginning of period	70	2,454	830	—	—		3,354
Cash and cash equivalents at end of period	$3,071	$2,942	$390	$18,788	$—		$25,191

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2014

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$70	$2,454	$830	$—		$3,354
Accounts receivable, net	—	376,780	67,489	—		444,269
Current deferred tax asset	10,186	2,458	3,347	—		15,991
Prepaid income taxes	17,888	—	—	—		17,888
Intercompany receivables	—	1,698,600	121,447	(1,820,047	)(a)	—
Other current assets	7,860	32,919	5,363	—		46,142
Total Current Assets	36,004	2,113,211	198,476	(1,820,047)		527,644

Property and equipment, net	17,521	468,138	56,651	—		542,310
Investment in affiliates	3,725,915	82,514	—	(3,808,429	)(b) (c)	—
Goodwill	—	1,642,083	—	—		1,642,083
Non-current deferred tax asset	11,230	—	—	(11,230	)(d)	—
Other identifiable intangibles	—	72,519	—	—		72,519
Other assets	32,463	106,843	947	—		140,253

Total Assets	$3,823,133	$4,485,308	$256,074	$(5,639,706)		$2,924,809

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$21,746	$—	$—	$—		$21,746
Current portion of long-term debt and notes payable	8,496	1,844	534	—		10,874
Accounts payable	9,885	84,304	14,343	—		108,532
Intercompany payables	1,820,047	—	—	(1,820,047	)(a)	—
Accrued payroll	17,410	79,435	245	—		97,090
Accrued vacation	5,070	49,315	8,747	—		63,132
Accrued interest	10,596	78	—	—		10,674
Accrued other	39,801	34,107	8,468	—		82,376
Total Current Liabilities	1,933,051	249,083	32,337	(1,820,047)		394,424

Long-term debt, net of current portion	1,098,151	364,794	79,157	—		1,542,102
Non-current deferred tax liability	—	112,013	8,420	(11,230	)(d)	109,203
Other non-current liabilities	52,416	35,576	4,863	—		92,855

Total Liabilities	3,083,618	761,466	124,777	(1,831,277)		2,138,584

Redeemable non-controlling interests	—	—	10,985	—		10,985

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	885,407	—	—	—		885,407
Retained earnings (accumulated deficit)	(145,892)	1,048,455	8,366	(1,056,821	)(c)	(145,892)
Subsidiary investment	—	2,675,387	76,221	(2,751,608	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	739,515	3,723,842	84,587	(3,808,429)		739,515

Non-controlling interests	—	—	35,725	—		35,725
Total Equity	739,515	3,723,842	120,312	(3,808,429)		775,240

Total Liabilities and Equity	$3,823,133	$4,485,308	$256,074	$(5,639,706)		$2,924,809

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2014

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$131	$668,249	$104,382	$—		$772,762

Costs and expenses:
Cost of services	485	553,733	88,663	—		642,881
General and administrative	19,331	46	—	—		19,377
Bad debt expense	—	9,729	1,386	—		11,115
Depreciation and amortization	904	13,861	2,431	—		17,196
Total costs and expenses	20,720	577,369	92,480	—		690,569

Income (loss) from operations	(20,589)	90,880	11,902	—		82,193

Other income and expense:
Intercompany interest and royalty fees	(266)	258	8	—		—
Intercompany management fees	34,799	(29,474)	(5,325)	—		—
Equity in earnings of unconsolidated subsidiaries	—	1,226	13	—		1,239
Interest expense	(14,526)	(6,074)	(1,063)	—		(21,663)

Income (loss) from operations before income taxes	(582)	56,816	5,535	—		61,769

Income tax expense	340	23,101	334	—		23,775
Equity in earnings of subsidiaries	36,263	2,993	—	(39,256	)(a)	—

Net income	35,341	36,708	5,201	(39,256)		37,994

Less: Net income attributable to non-controlling interests	—	395	2,258	—		2,653

Net income attributable to Select Medical Corporation	$35,341	$36,313	$2,943	$(39,256)		$35,341

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2014

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$234	$1,328,566	$206,540	$—		$1,535,340

Costs and expenses:
Cost of services	930	1,103,957	176,758	—		1,281,645
General and administrative	38,643	(1,143)	—	—		37,500
Bad debt expense	—	19,046	3,087	—		22,133
Depreciation and amortization	1,827	26,909	4,689	—		33,425
Total costs and expenses	41,400	1,148,769	184,534	—		1,374,703

Income (loss) from operations	(41,166)	179,797	22,006	—		160,637

Other income and expense:
Intercompany interest and royalty fees	(548)	543	5	—		—
Intercompany management fees	73,667	(63,415)	(10,252)	—		—
Equity in earnings of unconsolidated subsidiaries	—	2,113	34	—		2,147
Loss on early retirement of debt	(2,277)	—	—			(2,277)
Interest expense	(28,322)	(11,906)	(2,051)	—		(42,279)

Income from operations before income taxes	1,354	107,132	9,742	—		118,228

Income tax expense	1,265	44,063	539	—		45,867
Equity in earnings of subsidiaries	68,296	5,330	—	(73,626	)(a)	—

Net income	68,385	68,399	9,203	(73,626)		72,361

Less: Net income attributable to non-controlling interests	—	448	3,528	—		3,976

Net income attributable to Select Medical Corporation	$68,385	$67,951	$5,675	$(73,626)		$68,385

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income	$68,385	$68,399	$9,203	$(73,626	)(a)	$72,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,827	26,909	4,689	—		33,425
Provision for bad debts	—	19,046	3,087	—		22,133
Equity in earnings of unconsolidated subsidiaires	—	(2,113)	(34)	—		(2,147)
Loss on early retirement of debt	2,277	—	—	—		2,277
Loss from disposal or sale of assets	—	28	115	—		143
Non-cash stock compensation expense	4,120	—	—	—		4,120
Amortization of debt discount, premium and issuance costs	3,849	—	—	—		3,849
Deferred income taxes	1,275	—	—	—		1,275
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(68,296)	(5,330)	—	73,626	(a)	—
Accounts receivable	—	(75,228)	(9,021)	—		(84,249)
Other current assets	251	(3,210)	24	—		(2,935)
Other assets	(2,388)	(1,098)	24	—		(3,462)
Accounts payable	4,074	6,764	(495)	—		10,343
Accrued expenses	(11,570)	(2,924)	408	—		(14,086)
Income taxes	(878)	—	—	—		(878)
Net cash provided by operating activities	2,926	31,243	8,000	—		42,169

Investing activities
Purchases of property and equipment	(3,019)	(42,423)	(5,051)	—		(50,493)
Investment in businesses, net of distributions	—	(175)	—	—		(175)
Acquisition of businesses, net of cash acquired	—	(454)	—	—		(454)
Net cash used in investing activities	(3,019)	(43,052)	(5,051)	—		(51,122)

Financing activities
Borrowings on revolving facility	515,000	—	—	—		515,000
Payments on revolving facility	(425,000)	—	—	—		(425,000)
Payments on Select term loans	(33,994)	—	—	—		(33,994)
Issuance of 6.375% senior notes, includes premium	111,650	—	—	—		111,650
Borrowings of other debt	6,111	—	—	—		6,111
Principal payments on other debt	(5,046)	(173)	(1,830)	—		(7,049)
Debt issuance costs	(4,434)	—	—	—		(4,434)
Repayments of bank overdrafts	(3,314)	—	—	—		(3,314)
Equity investment by Holdings	5,297	—	—	—		5,297
Dividends paid to Holdings	(154,653)	—	—	—		(154,653)
Intercompany	(11,525)	10,892	633	—		—
Distributions to non-controlling interests	—	—	(1,840)	—		(1,840)
Net cash provided by (used in) financing activities	92	10,719	(3,037)	—		7,774

Net decrease in cash and cash equivalents	(1)	(1,090)	(88)	—		(1,179)

Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319
Cash and cash equivalents at end of period	$70	$2,008	$1,062	$—		$3,140

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

•                  the impact of the Bipartisan Budget Act of 2013 (“BBA of 2013”), which establishes new payment limits for Medicare patients who do not meet specified criteria, may result in a reduction in net operating revenues and profitability of our long term acute care hospitals (“LTCHs”);

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

•                  our plans and expectations related to the Concentra acquisition, including expectations regarding the expected capital expenditures related to the acquisition, and our ability to realize anticipated synergies;

•                  private third-party payors for our services may undertake future cost containment initiatives that could limit our future net operating revenues and profitability;

•                  the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;

•                  shortages in qualified nurses, therapists, physicians, or other licensed providers could increase our operating costs significantly or limit our ability to staff our facilities;

•                  competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•                  the loss of key members of our management team could significantly disrupt our operations;

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” of this quarterly report on Form 10-Q and for the year ended December 31, 2014 contained in our annual report on Form 10-K with the SEC on February 25, 2015.

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

Overview

We began operations in 1997 and have grown to be one of the largest operators of specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. On June 1, 2015, a joint venture created by Select and WCAS consummated the acquisition of Concentra, which provides occupational health, consumer health, physical therapy, and veteran’s healthcare services throughout the United States. As of June 30, 2015, we operated 128 specialty hospitals in 28 states, and 1,028 outpatient rehabilitation clinics in 31 states and the District of Columbia.  Through our contract therapy business we provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools, and work sites.  Concentra operated 300 centers in 38 states.  Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics.  As of June 30, 2015, we had operations in 46 states and the District of Columbia.

We manage our Company through three business segments, our specialty hospital segment, our outpatient rehabilitation segment, and as of June 1, 2015, the Concentra segment. The statistics related to the operation of the Concentra segment, and used for calculations in our discussion and analysis of our financial condition and results of operations for the period discussed herein, began as of June 1, 2015, which is the date the Concentra acquisition was consummated. We had net operating revenues of $1,682.4 million for the six months ended June 30, 2015. Of this total, we earned approximately 71% of our net operating revenues from our specialty hospitals segment, approximately 24% from our outpatient rehabilitation segment, and approximately 5% from the Concentra segment. Our specialty hospital segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders, and cancer. Our outpatient rehabilitation segment consists of clinics and contract therapy that provide physical, occupational, and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs community-based outpatient clinics that deliver occupational medicine, urgent care, physical therapy, and wellness services.

Significant Events

Concentra Transaction

On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with WCAS, consummated the acquisition of Concentra.  Pursuant to the terms of the Purchase Agreement, MJ Acquisition Corporation acquired 100% of the issued and outstanding equity securities of Concentra, from Humana for $1,045.3 million, net of $3.7 million of cash acquired. Select used borrowings under the Select revolving facility to fund its portion of the equity contribution to Group Holdings in an aggregate amount equal to $217.9 million.  Group Holdings contributed those funds along with $217.1 million of equity contributions of its other members to MJ Acquisition Corporation, which used the funds, together with the borrowings under the Concentra credit facilities to pay the purchase price to Humana. The Concentra credit facilities consist of the Concentra first lien credit agreement and the Concentra second lien credit agreement. The Concentra first lien credit agreement provides for $500.0 million in first lien loans composed of a $450.0 million, seven-year term loan and a $50.0 million, five-year revolving credit facility. The $450.0 million Concentra first lien term loan was issued with a discount of $1.1 million resulting in proceeds of $448.9 million.

The Concentra second lien credit agreement provides for a $200.0 million eight-year second lien term loan. The $200.0 million Concentra second lien term loan was issued with a discount of $2.0 million resulting in proceeds of $198.0 million.

Group Holdings is the indirect parent company of Concentra, the surviving entity of the merger between MJ Acquisition Corporation and Concentra.  Select owns 50.1% of the voting equity interests of Group Holdings. Concentra’s financial results are consolidated with Select’s as of June 1, 2015.

Our acquisition costs related to the acquisition of Concentra were $4.7 million and are included in general and administrative expenses for the three and six month periods ended June 30, 2015. Concentra incurred $23.3 million of debt issuance costs related to the Concentra credit facilities through June 30, 2015.  The original issue discounts and debt issuance costs associated with the Concentra term loans are being amortized in interest expense beginning June 1, 2015 using the interest method which will continue over the total term of each respective facility.

Select Revolving Credit Extension to $450.0 Million

On May 20, 2015, Select entered into an additional credit extension amendment to the Select credit facilities.  Pursuant to the terms and conditions of the additional credit extension amendment, the lenders named therein committed an additional $100.0 million in incremental revolving commitments that mature on March 1, 2018. All other material terms and conditions applicable to the Select revolving facility commitments are applicable to incremental revolving commitments created under the additional credit extension amendment.

New Specialty Hospital Start-up Operating Expenses

Select is developing several new specialty hospitals resulting in start-up costs which have the effect of increasing our operating expenses.  Adjusted EBITDA start-up losses were $3.3 million for the three months ended June 30, 2015, compared to $3.9 million for the three months ended June 30, 2014.  Adjusted EBITDA start-up losses were $8.8 million for the six months ended June 30, 2015, compared to $4.6 million for the six months ended June 30, 2014.

Summary Financial Results

Three Months Ended June 30, 2015

For the three months ended June 30, 2015, our net operating revenues increased 14.8% to $887.1 million, compared to $772.8 million for the three months ended June 30, 2014.  We had income from operations of $85.0 million for the three months ended June 30, 2015, compared to $82.2 million for the three months ended June 30, 2014.  Net income attributable to Holdings was $36.9 million for the three months ended June 30, 2015, compared to $35.3 million for the three months ended June 30, 2014.  Our Adjusted EBITDA for the three months ended June 30, 2015 increased 13.4% to $114.9 million, compared to $101.4 million for the three months ended June 30, 2014 and our Adjusted EBITDA margin was 13.0% for the three months ended June 30, 2015, compared to 13.1% for the three months ended June 30, 2014.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Six Months Ended June 30, 2015

For the six months ended June 30, 2015, our net operating revenues increased 9.6% to $1,682.4 million, compared to $1,535.3 million for the six months ended June 30, 2014.  We had income from operations of $164.3 million for the six months ended June 30, 2015, compared to $160.6 million for the six months ended

June 30, 2014.  Net income attributable to Holdings was $72.0 million for the six months ended June 30, 2015, compared to $68.4 million for the six months ended June 30, 2014.  Our Adjusted EBITDA for the six months ended June 30, 2015 increased 7.9% to $213.8 million, compared to $198.2 million for the six months ended June 30, 2014 and our Adjusted EBITDA margin was 12.7% for the six months ended June 30, 2015, compared to 12.9% for the six months ended June 30, 2014.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Regulatory Changes

Our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015 contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following updates our discussion of certain regulatory matters, taking into account, among other things, the changes to our business as a result of the Concentra acquisition. The following discussion also includes recent regulatory changes that have affected our results of operations in 2014 and 2015 or may have an effect on our future results of operations. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.

General

The healthcare industry is required to comply with many complex laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals and facilities furnishing outpatient services (including outpatient rehabilitation clinics, freestanding medical centers, onsite clinics and community-based outpatient clinics) comply with various requirements and standards. These laws and regulations include those relating to the adequacy of medical care, facilities and equipment, personnel, operating policies and procedures and recordkeeping as well as standards for reimbursement, fraud and abuse prevention and health information privacy and security. These laws and regulations are extremely complex, often overlap and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

Facility Licensure

Our healthcare facilities are subject to state and local licensing statutes and regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our facilities, both at scheduled intervals and in response to complaints from patients and others. While our facilities intend to comply with existing licensing standards, there can be no assurance that regulatory authorities will determine that all applicable requirements are fully met at any given time. In addition, the state and local licensing laws are subject to changes or new interpretations that could impose additional burdens on our facilities. A determination by an applicable regulatory authority that a facility is not in compliance with these requirements could lead to the imposition of corrective action, assessment of fines and penalties, or loss of licensure, Medicare enrollment or certification or accreditation. These consequences could have an adverse effect on our company.

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

Professional Licensure, Corporate Practice and Fee-Splitting Laws

Healthcare professionals at our specialty hospitals and facilities furnishing outpatient services are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications.

Some states prohibit the “corporate practice of medicine,” which restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. Some states similarly prohibit the “corporate practice of therapy.” The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ physicians or therapists to furnish professional services. Also, in some states hospitals are permitted to employ physicians.

Some states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians or therapists. The laws relating to fee-splitting also vary from state to state and are not fully developed. Generally, these laws restrict business arrangements that involve a physician or therapist sharing medical fees with a referral source, but in some states these laws have been interpreted to extend to management agreements between physicians or therapists and business entities under some circumstances.

We believe that each of our facilities complies with any current corporate practice and fee-splitting laws of the state in which it is located. In states where we are prohibited by the corporate practice of medicine from directly employing licensed physicians, we typically enter into management agreements with professional corporations that are owned by licensed physicians, which, in turn, employ or contract with physicians who provide professional medical services in our facilities. Under those management agreements, we perform only non-medical administrative services, do not exercise control over the practice of medicine by the physicians, and structure compensation to avoid fee-splitting. In those states that apply the corporate practice of therapy prohibition, we either contract to obtain therapy services from an entity permitted to employ therapists or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided.

Although we believe that our facilities comply with corporate practice and fee-splitting laws, if new regulations or judicial or administrative interpretations establish that our facilities do not comply with these laws, we could be subject to civil and perhaps criminal penalties. In addition, if any of our facilities is determined not to comply with corporate practice and fee-splitting laws, certain of our agreements relating to the facility may be determined to be unenforceable, including our management agreements with the professional corporations furnishing physician services or our payment arrangements with insurers or employers. Future interpretations of corporate practice and fee-splitting laws, the enactment of new legislation or the adoption of new regulations relating to these laws could cause us to have to restructure our business operations or close our facilities in a particular state. Any such penalties, determinations of unenforceability or interpretations could have a material adverse effect on our business.

Medicare Enrollment and Certification

In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care as well as compliance with all applicable state and local laws and regulations. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies.” Our other facilities furnishing outpatient services are generally enrolled in Medicare as suppliers.

Accreditation

Our specialty hospitals receive accreditation from The Joint Commission, the American Osteopathic Association (the “AOA”), the Commission on Accreditation of Rehabilitation Facilities (the “CARF”) and/or other healthcare accrediting organizations. Where required under our contracts with the Department of Veterans Affairs, our facilities furnishing outpatient services that operate as community-based outpatient clinics are accredited by the Joint Commission or another healthcare accrediting organization. See “— Government Regulations — Veterans Affairs.”

Workers’ Compensation

Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services.

Our facilities furnishing outpatient services are reimbursed for services furnished to injured workers by payors pursuant to the applicable state workers’ compensation statutes. Most of the states in which we maintain operations reimburse providers for services payable under workers’ compensation laws pursuant to a treatment-specific fee schedule with established maximum reimbursement levels. In states without such fee schedules, healthcare providers are often reimbursed based on “usual and customary” fees benchmarked by market data and negotiated by providers with payors and networks.

Inadequate increases to the applicable fee schedule amounts for our services, and changes in state workers’ compensation laws, including cost containment initiatives, could have a negative impact on the operations and financial performance of those facilities.

Veterans Affairs

The Veterans Affairs health system is the largest integrated healthcare system in the U.S. and includes over 150 hospitals, 800 community-based outpatient clinics (of which only 166 are operated by contractors) and 260 veterans medical centers. As of June 30, 2015, we had 30 community-based outpatient clinics, which were established to provide services to veterans residing in catchment areas under agreements with the Department of Veterans Affairs. The awarding of such agreements is regulated by laws related to federal government procurements generally, including the Federal Acquisition Regulations. Our contracts with the Department of Veterans Affairs include administrative and clinical services, performance standards, qualifications and other contractor requirements, and information and security requirements. In general, our facilities furnishing outpatient services that are community-based outpatient clinics provide outpatient primary care in exchange for a capitated monthly fee based on the number of eligible patients then enrolled in that community-based outpatient clinic.

Health Information Privacy and Security

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information.

Generally, HIPAA’s requirements apply to health plans, health care clearing houses and health care providers (called “covered entities”). As a covered entity, we are required to comply with three sets of standards under HIPAA adopted by the Department of Health and Human Services:

•                  Standards relating to the privacy of individually identifiable health information govern our use and disclosure of protected health information, and where we engage another party (called a “business associate”) to perform a function or activity involving the use or disclosure of such information on our behalf, require us to delineate the permissible uses and disclosure of any such information in a contract with such business associate (called a “business associate agreement”).

•                  Standards for the security of electronic health information require us to implement various administrative, physical and technical safeguards to ensure the integrity and confidentiality of electronic protected health information.

•                  Standards relating to electronic transactions and code sets require the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits.

The privacy, security and enforcement provisions of HIPAA were enhanced by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which was included in the American Recovery and Reinvestment Act (the “ARRA”), and a final rule promulgated by the Department of Health and Human Services on January 25, 2013 (the “HITECH Final Rule”). Among other things, HITECH and the HITECH Final Rule established security breach notification requirements, extended the reach of certain HIPAA requirements to business associates, imposed a requirement that business associates that are aware of a pattern of activity that constitutes a violation of HIPAA take steps to cure the violation, and expanded the definition of business associate to include business associate subcontractors. As a result of these changes, business associates and business associate subcontractors are directly liable for compliance with certain requirements of the HIPAA privacy and security regulations, including uses or disclosures that would violate HIPAA if committed by a covered entity.

As we conduct our business, we may act, depending on the circumstances, as either a covered entity or a business associate. For example, our LTCHs and inpatient rehabilitation facilities (“IRFs”) are typically considered covered entities. In contrast, certain of our facilities furnishing outpatient services may be business associates to the professional corporations with which they enter into management agreements.

We possess individually identifiable health information of patients, often in electronic form, and in some cases contract with other parties to maintain and store individually identifiable health information of our patients. We believe that our privacy and security practices are appropriate to protect such individually identifiable health information. However, such information could nevertheless be subject to impermissible uses and disclosures. All impermissible uses and disclosures of protected health information are presumed to be a breach unless the covered entity or business associate can demonstrate that there is a low probability that the protected health information has been compromised. As a covered entity, we are required to report a breach of unsecured protected health information to affected individuals and notify the Department of Health and Human Services and, in certain circumstances involving large breaches, the media. As a business associate, we are required to report a breach of unsecured protected health information to the covered entity, and include in that report identification of the affected individuals as well as other information, to the extent possible, that the covered entity is required to provide in its notice to such individuals. We may incur significant expenses to comply with our breach notification obligations under HIPAA and HITECH including, for example, the costs of investigating the nature and cause of the breach, remediating the matter (e.g., by offering credit monitoring services to affected individuals) and responding to government inquiries. Those investigations could also divert the attention of management from the operation of our business and damage our reputation.

Violations of HIPAA and HITECH may also result in significant civil or criminal penalties. HITECH and the HITECH Final Rule impose a tiered-penalty structure when either HIPAA or certain HITECH requirements are violated. HITECH also provides for enforcement by the state attorneys general to enjoin further violation or obtain damages on behalf of the residents of the state. Violations of HIPAA or HITECH may also result in criminal penalties, where an entity knowingly violates patient privacy. If we fail to comply with the HIPAA or HITECH requirements, we could be subject to criminal penalties and civil sanctions.

We maintain a HIPAA committee that is charged with evaluating and monitoring our compliance with HIPAA. The HIPAA committee monitors regulations promulgated under HIPAA and HITECH as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition or results of operations.

In addition to HIPAA and HITECH, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur. Although our policies and procedures are aimed at complying with privacy and security requirements and minimizing the risks of any breach of privacy or security, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

Medicare Reimbursement Generally

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

The following is a summary of significant changes to the Medicare LTCH-PPS which have affected our results of operations, as well as the policies and payment rates for fiscal year 2016 that affect our patient discharges and cost reporting periods beginning on or after October 1, 2015.

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

Fiscal Year 2016.  On July 31, 2015, CMS released an advanced copy of the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate was set at $41,763, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH PPS is set at $16,423, which is an increase from the fixed-loss amount in the 2015 fiscal year of $14,972. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate described below was set at $22,554.

Patient Criteria

The BBA of 2013, enacted December 26, 2013, establishes new payment limits for Medicare patients discharged from an LTCH who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient’s LTCH admission, the patient was discharged from a general acute care hospital paid under the inpatient prospective payment system (“IPPS”) and the patient’s stay included at least three days in an intensive care unit (“ICU”) or coronary care unit (“CCU”) or the patient is assigned to a Medicare severity diagnosis-related group for LTCHs (“MS-LTC-DRG”) for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient’s discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower “site-neutral” payment rate, which will be the lower of (1) the IPPS comparable per-diem payment rate capped at the Medicare severity diagnosis-related group (“MS-DRG”) including any outlier payments, or (2) 100 percent of the estimated costs for services.

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

Existing payment adjustments, including the interrupted stay policy and the 25 Percent Rule (discussed below), will be applied to an LTCH discharge in the same manner as they are currently applied regardless of whether the case is paid at the LTCH-PPS payment rate or the site-neutral payment rate. Conversely, the short stay outlier payment adjustment will not apply to cases paid at the site-neutral payment rate.  Beginning with fiscal year 2016, CMS will calculate the annual recalibration of the MS-LTC-DRG relative payment weighting factors using only data from LTCH discharges that meet the criteria for exclusion from the site-neutral payment rate.  In addition, beginning in fiscal year 2016, CMS will apply the IPPS fixed-loss amount to site-neutral cases, rather than the LTCH PPS fixed-loss amount.  For fiscal year 2016, the IPPS fixed-loss amount is set at $22,554 and the LTCH-PPS fixed-loss amount is set at $16,423.  CMS will calculate the LTCH-PPS fixed-loss amount using only data from cases paid at the LTCH-PPS payment rate, excluding cases paid at the site-neutral rate.

Each of our LTCHs has their own unique annual cost reporting period.  As a result, the new payment limits will become effective for each of our LTCHs at different points in time over a twelve month period beginning on October 1, 2015.  Currently, 18 of our LTCHs have cost reporting periods commencing during the fourth quarter of 2015 and 37, 19 and 36 of our LTCHs have cost reporting periods commencing during the first quarter, second quarter and third quarters of 2016, respectively.

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

25 Percent Rule

The “25 Percent Rule” is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. The Medicare, Medicaid, and SCHIP Extension Act of 2007 (the “SCHIP Extension Act”), as amended by the ARRA and the ACA, has limited the full application of the 25 Percent Rule.

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

Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH Beds

The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities subject to certain exceptions through December 28, 2012. The BBA of 2013, as amended by the Protecting Access to Medicare Act of 2014 (the “PAMA”), reinstated the moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities beginning April 1, 2014 through September 30, 2017, with certain exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellite facilities currently under development.

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

Fiscal Year 2016.  On July 31, 2015, CMS released an advanced copy of the final rule updating policies and payment rates for IRF-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard payment conversion factor for discharges for fiscal year 2016 is $15,478, which is an increase from the fiscal year 2015 standard payment conversion factor of $15,198. The update to the standard federal rate for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2016 to $8,658 from $8,848 established in the final rule for fiscal year 2015.

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

Medicare Reimbursement of Outpatient Rehabilitation Services

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. Historically, the Medicare physician fee schedule rates have updated annually based on the SGR formula. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through March 31, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. The CHIP Act repeals the SGR formula effective for services provided on or after January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new MIPS, and APMs.  For services provided between January 1, 2015 and June 30, 2015, a 0% payment update is applied to the Medicare physician fee schedule payment rates.  For services provided between July 1, 2015 and December 31, 2015, a 0.5% update is applied to the fee schedule payment rates. For services provided in 2016 through 2019, a 0.5% update is applied each year to the fee schedule payment rates, subject to MIPS adjustment beginning in 2019.  For services provided in 2020 through 2025, a 0.0% percent update each year to the fee schedule payment rates, subject to MIPS and APM adjustments. Finally, in 2026 and subsequent years eligible professionals participating in APMs that meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

The CHIP Act requires that payments under the fee schedule be adjusted starting in 2019 based on performance in MIPS, which will consolidate the three existing incentive programs focused on quality, resource use, and meaningful use of electronic health records. The CHIP Act requires the Secretary of Health and Human Services to establish the MIPS requirements under which a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019-2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and promotes the alignment of incentives across payors.  The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making. For the year ended December 31, 2014, we received approximately 10% of our outpatient rehabilitation net operating revenues from Medicare.

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

In the DRA, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The CHIP Act extends the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2018, except those services furnished and billed by outpatient hospital departments. The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it. We operated 1,028 outpatient rehabilitation clinics at June 30, 2015, of which 168 were provider based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

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

Operating Statistics

The following tables set forth operating statistics for each of our operating segments for each of the periods presented.  The operating statistics reflect data for the period of time these operations were managed by us.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Specialty Hospitals Data(1):
Number of hospitals owned - start of period	117	120	115	120
Number of hospitals acquired	—	—	—	1
Number of hospital start-ups	2	1	4	1
Number of hospitals closed/sold	—	(2)	—	(3)
Number of hospitals owned - end of period	119	119	119	119
Number of hospitals managed - end of period	8	9	8	9
Total number of hospitals (all) - end of period	127	128	127	128
Long term acute care hospitals	112	111	112	111
Rehabilitation hospitals	15	17	15	17
Available licensed beds (2)	5,303	5,187	5,303	5,187
Admissions (2)	13,796	14,024	27,737	28,425
Patient days (2)	330,378	343,515	671,929	695,754
Average length of stay (days) (2)	24	24	24	25
Net revenue per patient day (2)(3)	$1,562	$1,590	$1,550	$1,583
Occupancy rate (2)	69%	71%	71%	72%
Percent patient days - Medicare (2)	63%	60%	63%	61%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Outpatient Rehabilitation Data:
Number of clinics owned - start of period	900	883	885	880
Number of clinics acquired	2	—	12	7
Number of clinic start-ups	4	5	9	8
Number of clinics closed/sold	(5)	(7)	(5)	(14)
Number of clinics owned - end of period	901	881	901	881
Number of clinics managed - end of period	118	147	118	147
Total number of clinics (all) - end of period	1,019	1,028	1,019	1,028
Number of visits (2)	1,289,782	1,336,284	2,464,572	2,572,772
Net revenue per visit (2)(4)	$103	$103	$104	$103

Three and Six Months Ended June 30, 2015
Concentra Data:
Number of centers owned - start of period	—
Number of centers acquired	300
Number of center start-ups	—
Number of centers closed/sold	—
Total number of centers - end of period	300
Number of visits (5)	673,834
Net revenue per visit (5)(6)	$112

(1)         Specialty hospitals consist of LTCHs and IRFs.

(2)         Data excludes specialty hospitals and outpatient clinics managed by the Company.

(3)         Net revenue per patient day is calculated by dividing specialty hospital direct patient service revenues by the total number of patient days.

(4)         Net revenue per visit is calculated by dividing outpatient rehabilitation clinic direct patient service revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation direct patient service clinic revenue does not include contract therapy revenue.

(5)         Data excludes onsite clinics and community-based outpatient clinics.

(6)         Net revenue per visit is calculated by dividing center direct patient service revenue by the total number of center visits.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.2	83.9	83.5	83.7
General and administrative	2.5	2.7	2.4	2.7
Bad debt expense	1.5	1.4	1.4	1.5
Depreciation and amortization	2.2	2.4	2.2	2.3
Income from operations	10.6	9.6	10.5	9.8
Loss on early retirement of debt	—	—	(0.2)	—
Equity in earnings of unconsolidated subsidiaries	0.2	0.4	0.2	0.4
Interest expense	(2.8)	(2.8)	(2.8)	(2.8)
Income before income taxes	8.0	7.2	7.7	7.4
Income tax expense	3.1	2.7	3.0	2.8
Net income	4.9	4.5	4.7	4.6
Net income attributable to non-controlling interests	0.3	0.3	0.2	0.3
Net income attributable to Holdings and Select	4.6%	4.2%	4.5%	4.3%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$557,833	$592,336	6.2%	$1,122,458	$1,191,117	6.1%
Outpatient rehabilitation	214,798	207,795	(3.3)	412,648	404,238	(2.0)
Concentra(2)		86,829	N/A		86,829	N/A
Other(3)	131	105	(19.8)	234	224	(4.3)
Total company	$772,762	$887,065	14.8%	$1,535,340	$1,682,408	9.6%

Income (loss) from operations:
Specialty hospitals	$75,621	$78,043	3.2%	$155,676	$161,292	3.6%
Outpatient rehabilitation	27,207	25,545	(6.1)	44,984	44,538	(1.0)
Concentra(2)		2,290	N/A		2,290	N/A
Other(3)	(20,635)	(20,867)	(1.1)	(40,023)	(43,844)	(9.5)
Total company	$82,193	$85,011	3.4%	$160,637	$164,276	2.3%

Adjusted EBITDA:(4)
Specialty hospitals	$88,688	$91,447	3.1%	$180,838	$187,919	3.9%
Outpatient rehabilitation	30,432	28,722	(5.6)	51,421	50,855	(1.1)
Concentra(2)		11,199	N/A		11,199	N/A
Other(3)	(17,766)	(16,471)	7.3	(34,077)	(36,136)	(6.0)
Total company	$101,354	$114,897	13.4%	$198,182	$213,837	7.9%

Adjusted EBITDA margin:(4)
Specialty hospitals	15.9%	15.4%		16.1%	15.8%
Outpatient rehabilitation	14.2	13.8		12.5	12.6
Concentra(2)		12.9			12.9
Other(3)	N/M	N/M		N/M	N/M
Total company	13.1%	13.0%		12.9%	12.7%

Purchases of property and equipment:
Specialty hospitals	$19,800	$31,042		$41,298	$53,835
Outpatient rehabilitation	2,546	3,103		6,176	7,025
Concentra(2)		3,854			3,854
Other(3)	848	3,065		3,019	4,198
Total company	$23,194	$41,064		$50,493	$68,912

	As of June 30,
	2014	2015
	(in thousands)
Total assets:
Specialty hospitals	$2,271,256	$2,372,723
Outpatient rehabilitation	532,529	538,586
Concentra(2)		1,320,941
Other(3)	99,986	109,085
Total company	$2,903,771	$4,341,335

N/M — Not Meaningful

N/A — Not Applicable

(1)         Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)   Concentra’s financial results are consolidated with Select’s effective June 1, 2015.

(3)         Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.

(4)         We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, equity in earnings (losses) of unconsolidated subsidiaries, and other income (expense). We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Net income	$37,994	$40,054	$72,361	$77,339
Income tax expense	23,775	23,517	45,867	46,701
Interest expense	21,663	25,288	42,279	46,676
Loss on early retirement of debt	—	—	2,277	—
Equity in earnings of unconsolidated subsidiaries	(1,239)	(3,848)	(2,147)	(6,440)
Stock compensation expense:
Included in general and administrative	1,480	2,749	3,190	4,640
Included in cost of services	485	574	930	1,010
Depreciation and amortization	17,196	21,848	33,425	39,196
Concentra acquisition costs	—	4,715	—	4,715
Adjusted EBITDA	$101,354	$114,897	$198,182	$213,837

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries, interest expense, income taxes and non-controlling interest, which are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 14.8% to $887.1 million for the three months ended June 30, 2015, compared to $772.8 million for the three months ended June 30, 2014.

Specialty Hospital Segment.  Net operating revenues increased 6.2% to $592.3 million for the three months ended June 30, 2015, compared to $557.8 million for the three months ended June 30, 2014. The segment experienced growth in its net operating revenues primarily resulting from increases in its patient services revenues. The growth in patient services revenues resulted from a 4.0% increase in patient days and a 1.8% increase in our net revenue per patient day. Patient days increased to 343,515 days for the three months ended June 30, 2015, as compared to 330,378 days for the three months ended June 30, 2014. The occupancy percentage was 71% for the three months ended June 30, 2015, compared to 69% for the three months ended June 30, 2014. The average net revenue per patient day increased to $1,590 for the three months ended June 30, 2015, compared to $1,562 for the three months ended June 30, 2014, due to increases in both our Medicare and non-Medicare net revenue per patient day.

Outpatient Rehabilitation Segment.  Net operating revenues decreased to $207.8 million for the three months ended June 30, 2015, compared to $214.8 million for the three months ended June 30, 2014. This decrease resulted from a reduction in net operating revenues at our contract therapy business, offset in part by increases in net operating revenues at our outpatient rehabilitation clinics.  The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended June 30, 2015 increased 3.6%, compared to the three months ended June 30, 2014. This growth was principally due to a 3.6% increase in visits to 1,336,284 at our owned clinics.  Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the three months ended June 30, 2015 and 2014. The net operating revenues generated by our contract therapy business for the three months ended June 30, 2015 decreased $12.9 million, compared to the three months ended June 30, 2014, which principally resulted from contract terminations.

Concentra Segment.  Net operating revenues were $86.8 million for the three months ended June 30, 2015, which only includes results beginning June 1, 2015.  Net revenue per visit was $112 and visits were 673,834 in the centers for the three months ended June 30, 2015, which only includes results beginning June 1, 2015.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $780.2 million, or 88.0% of net operating revenues for the three months ended June 30, 2015, compared to $673.4 million, or 87.2% of net operating revenues for the three months ended June 30, 2014.  Our cost of services, a major component of which is labor expense, was $743.9 million, or 83.9% of net operating revenues for the three months ended June 30, 2015, compared to $642.9 million, or 83.2% of net operating revenues for the three months ended June 30, 2014. The principal causes of the increase in cost of services as a percentage of net operating revenues resulted from higher relative cost of services in both our specialty hospital segment and outpatient rehabilitation segment businesses, and higher relative cost of services in our recently acquired Concentra segment.  Facility rent expense, a component of cost of services, was $37.7 million, including $4.5 million for Concentra facility rent expense for the three months ended June 30, 2015, which only includes results beginning June 1, 2015, compared to $32.1 million for the three months ended June 30, 2014.  General and administrative expenses were $24.0 million for the three months ended June 30, 2015, compared to $19.4 million for the three months ended June 30, 2014, and as a percentage of net operating revenues were 2.7% and 2.5% for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses resulted principally from Concentra acquisition costs amounting to $4.7 million for the three months ended June 30, 2015.  Our bad debt expense was $12.3 million, or 1.4% of net operating revenues for the three months ended June 30, 2015, compared to $11.1 million, or 1.5% of net operating revenues for the three months ended June 30, 2014, principally as a result of lower relative bad debt expense in our Concentra segment.

Adjusted EBITDA

Specialty Hospital Segment.  Adjusted EBITDA for our specialty hospital segment increased 3.1% to $91.4 million for the three months ended June 30, 2015, compared to $88.7 million for the three months ended June 30, 2014. The Adjusted EBITDA margin for the segment was 15.4% for the three months ended June 30, 2015, compared to 15.9% for the three months ended June 30, 2014. The growth in Adjusted EBITDA for the segment was attributable to increased patient volumes and its associated effect on net operating revenues as discussed above under “Net Operating Revenues.”  The Adjusted EBITDA margin declined due to the higher relative costs of services as discussed above under “Operating Expenses.”

Outpatient Rehabilitation Segment.  The Adjusted EBITDA for our outpatient rehabilitation segment decreased to $28.7 million for the three months ended June 30, 2015, compared to $30.4 million for the three months ended June 30, 2014. The Adjusted EBITDA margin for the segment was 13.8% for the three months ended June 30, 2015, compared to 14.2% for the three months ended June 30, 2014. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $0.5 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of increases in patient volume as discussed above under “Net Operating Revenues.”  The Adjusted EBITDA margin for our outpatient rehabilitation clinics was 15.6% for the three months ended June 30, 2015, compared to 15.8% for the three months ended June 30, 2014. Our contract therapy business experienced a decrease in Adjusted EBITDA of $2.2 million, compared to the three months ended June 30, 2014, which principally resulted from contract terminations as discussed above under “Net Operating Revenues.”

Concentra Segment.  Adjusted EBITDA for our Concentra segment was $11.2 million for the three months ended June 30, 2015, which only includes results beginning June 1, 2015.  The adjusted EBITDA margin for the segment was 12.9% for the three months ended June 30, 2015, which only includes results beginning June 1, 2015.

Other.  The Adjusted EBITDA loss was $16.5 million for the three months ended June 30, 2015, compared to an Adjusted EBITDA loss of $17.8 million for the three months ended June 30, 2014. The lower Adjusted EBITDA loss was principally due to a decrease in Select’s general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense was $21.8 million, including $4.2 million for Concentra depreciation and amortization expense, for the three months ended June 30, 2015, compared to $17.2 million for the three months ended June 30, 2014.

Income from Operations

For the three months ended June 30, 2015, we had income from operations of $85.0 million, compared to $82.2 million for the three months ended June 30, 2014. The increase in our income from operations resulted principally from the incremental effects of our Concentra segment since June 1, 2015.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended June 30, 2015, we had equity in earnings of unconsolidated subsidiaries of $3.8 million, compared to $1.2 million for the three months ended June 30, 2014. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures and improved financial results at the start-up companies in which we own a non-controlling interest.

Interest Expense

Interest expense was $25.3 million for the three months ended June 30, 2015, compared to $21.7 million for the three months ended June 30, 2014.  The increase in interest expense was principally due to increases in our indebtedness to finance the Concentra acquisition.

Income Taxes

We recorded income tax expense of $23.5 million for the three months ended June 30, 2015. The expense represented an effective tax rate of 37.0%.  We recorded income tax expense of $23.8 million for the three months ended June 30, 2014. The expense represented an effective tax rate of 38.5%.

Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discreet items and quarterly changes in our full year tax provision estimate.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $3.1 million for the three months ended June 30, 2015, compared to $2.7 million for the three months ended June 30, 2014.  These amounts represent the minority interest’s share of income and losses in consolidated entities which our ownership is less than 100.0%

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, interest expense, income taxes and non-controlling interest, which are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 9.6% to $1,682.4 million for the six months ended June 30, 2015, compared to $1,535.3 million for the six months ended June 30, 2014.

Specialty Hospitals Segment. Net operating revenues increased 6.1% to $1,191.1 million for the six months ended June 30, 2015, compared to $1,122.5 million for the six months ended June 30, 2014. The segment experienced growth in its patient services revenues which resulted from increases in patient days and an increase in our net revenues per patient day. Patient days increased to 695,754 days for the six months ended June 30, 2015, as compared to 671,929 days for the six months ended June 30, 2014. The occupancy percentage was 72% for the six months ended June 30, 2015, compared to 71% for the six months ended June 30, 2014. The average net revenue per patient day increased to $1,583 for the six months ended June 30, 2015, compared to $1,550 for the six months ended June 30, 2014, due to increases in both our Medicare and non-Medicare net revenue per patient day.

Outpatient Rehabilitation Segment.  Net operating revenues decreased to $404.2 million for the six months ended June 30, 2015, compared to $412.6 million for the six months ended June 30, 2014. This decrease resulted from a reduction in net operating revenues at our contract therapy business, offset in part by increases in the segment’s net operating revenues at our outpatient rehabilitation clinics. The net operating revenues generated by our outpatient rehabilitation clinics for the six months ended June 30, 2015 increased 4.5%, compared to the six months ended June 30, 2014. This growth was principally due to a 4.4% increase in visits to 2,572,772 at our owned clinics.  Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for the six months ended June 30, 2015, compared to $104 for the six months ended June 30, 2014. The net operating revenues generated by our contract therapy business for the six months ended June 30, 2015 decreased $22.4 million compared to the six months ended June 30, 2014, which principally resulted from contract terminations.

Concentra Segment.  Net operating revenues were $86.8 million for the six months ended June 30, 2015, which only includes results beginning June 1, 2015.  Net revenue per visit was $112 and visits were 673,834 in the centers for the six months ended June 30, 2015, which only includes results beginning June 1, 2015.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $1,478.9 million, or 87.9% of net operating revenues for the six months ended June 30, 2015, compared to $1,341.3 million, or 87.3% of net operating revenues for the six months ended June 30, 2014.  Our cost of services, a major component of which is labor expense, was $1,408.3 million, or 83.7% of net operating revenues for the six months ended June 30, 2015, compared to $1,281.6 million, or 83.5% of net operating revenues for the six months ended June 30, 2014. The principal cause of the increase in cost of services as a percentage of net operating revenues resulted from higher relative cost of services in our recently acquired Concentra segment, and start-up costs associated with new specialty hospitals. Facility rent expense, a component of cost of services, was $71.1 million, including $4.5 million for Concentra facility rent expense for the six months ended June 30, 2015, compared to $63.7 million for the six months ended June 30, 2014.  General and administrative expenses were $45.7 million for the six months ended June 30, 2015, compared to $37.5 million for the six months ended June 30, 2014. As a percentage of net operating revenues, general and administrative expenses were 2.7% and 2.4% for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses resulted primarily from severance costs and Concentra acquisition costs of $4.7 million. Our bad debt expense was $25.0 million, or 1.5% of net operating revenues for the six months ended June 30, 2015, compared to $22.1 million, or 1.4% of net operating revenues for the six months ended June 30, 2014. This is principally a result of increases in bad debt expense in our specialty hospital segment.

Adjusted EBITDA

Specialty Hospital Segment. Adjusted EBITDA for the specialty hospital segment increased 3.9% to $187.9 million for the six months ended June 30, 2015, compared to $180.8 million for the six months ended June 30, 2014. The Adjusted EBITDA margin for the segment was 15.8% for the six months ended June 30, 2015, compared to 16.1% for the six months ended June 30, 2014. The growth in Adjusted EBITDA for our specialty hospitals was attributable to increased patient volumes and its associated effect on net operating revenues as discussed above under “Net Operating Revenues.”  The Adjusted EBITDA margin for our specialty hospital segment declined principally due to the incremental impact of start-up losses in new specialty hospitals totaling $8.8 million for the six months ended June 30, 2015, compared to $4.6 million for the six months ended June 30, 2014.

Outpatient Rehabilitation Segment. Adjusted EBITDA for the outpatient rehabilitation segment decreased to $50.9 million for the six months ended June 30, 2015, compared to $51.4 million for the six months ended June 30, 2014. The Adjusted EBITDA margin for the segment was 12.6% for the six months ended June 30, 2015, compared to 12.5% for the six months ended June 30, 2014. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $3.1 million for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of increases in net operating revenues as discussed above under “Net Operating Revenues.”  The Adjusted EBITDA margin for our outpatient rehabilitation clinics was 14.2% for the six months ended June 30, 2015, compared to 13.8% for the six months ended June 30, 2014. Our contract therapy business experienced a decrease in Adjusted EBITDA of $3.7 million, compared to the six months ended June 30, 2014, which principally resulted from contract terminations as discussed above under “Net Operating Revenues.”

Concentra Segment.  Adjusted EBITDA for our Concentra segment was $11.2 million for the six months ended June 30, 2015, which only includes results beginning June 1, 2015.  The adjusted EBITDA margin for the segment was 12.9% for the six months ended June 30, 2015, which only includes results beginning June 1, 2015.

Other.  The Adjusted EBITDA loss was $36.1 million for the six months ended June 30, 2015, compared to an Adjusted EBITDA loss of $34.1 million for the six months ended June 30, 2014. The incremental loss was principally due to severance costs as discussed above under “Operating Expenses.”

Depreciation and Amortization

Depreciation and amortization expense was $39.2 million, including $4.2 million for Concentra depreciation and amortization expense, for the six months ended June 30, 2015, compared to $33.4 million for the six months ended June 30, 2014.

Income from Operations

For the six months ended June 30, 2015, we had income from operations of $164.3 million, compared to $160.6 million for the six months ended June 30, 2014. The increase in our income from operations resulted principally from our specialty hospital segment and the incremental effects of our Concentra segment since June 1, 2015.

Loss on Early Retirement of Debt

On March 4, 2014, we amended the Select term loans under the Select credit facilities. During the six months ended March 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to the Select term loan modifications.

Equity in Earnings of Unconsolidated Subsidiaries

For the six months ended June 30, 2015, we had equity in earnings of unconsolidated subsidiaries of $6.4 million, compared to equity in earnings of unconsolidated subsidiaries of $2.1 million for the six months ended June 30, 2014. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures and improved financial results at the start-up companies in which we own a non-controlling interest.

Interest Expense

Interest expense was $46.7 million for the six months ended June 30, 2015, compared to $42.3 million for the six months ended June 30, 2014.  The increase in interest expense was principally due to increases in our indebtedness to finance the Concentra acquisition.

Income Taxes

We recorded income tax expense of $46.7 million for the six months ended June 30, 2015. The expense represented an effective tax rate of 37.7%.  We recorded income tax expense of $45.9 million for the six months ended June 30, 2014. The expense represented an effective tax rate of 38.8%.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $5.3 million for the six months ended June 30, 2015, compared to $4.0 million for the six months ended June 30, 2014.  These amounts represent the minority owner’s share of income and losses in consolidated entities which our ownership is less than 100.0%

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2015 and Six Months Ended June 30, 2014

	Six Months Ended June 30,
	2014	2015
	(in thousands)

Cash provided by operating activities	$42,169	$75,060
Cash used in investing activities	(51,122)	(1,117,764)
Cash provided by financing activities	7,774	1,064,541
Increase (decrease) in cash and equivalents	(1,179)	21,837
Cash and equivalents at beginning of period	4,319	3,354
Cash and equivalents at end of period	$3,140	$25,191

Our operating activities provided $75.1 million of cash flows for the six months ended June 30, 2015.  Our operating activities provided $42.2 million of cash flows for the six months ended June 30, 2014. The increase in our operating cash flows in the six months ended June 30, 2015, compared to the six months ended June 30, 2014, is principally due to changes in working capital, which was affected by the timing of cash payments related principally to accrued expenses and income taxes.

Our days sales outstanding were 55 days at June 30, 2015, compared to 53 days at December 31, 2014, and 53 days at June 30, 2014. Our days sales outstanding will fluctuate based upon variability in our collection cycles and are significantly affected by the timing of our Medicare periodic interim payments.  Our days sales outstanding at June 30, 2015, December 31, 2014 and June 30, 2014 all fell within our expected range of normal collection activity.

Investing activities used $1,117.8 million of cash flow for the six months ended June 30, 2015, principally due to $1,045.0 million related to the Concentra acquisition and $68.9 million for purchases of property and equipment.  Investing activities used $51.1 million of cash flow for the six months ended June 30, 2014, principally due to $50.5 million related to the purchase of property and equipment.

Financing activities provided $1,064.5 million of cash flow for the six months ended June 30, 2015. The principal sources of cash for financing activities were $260.0 million of net borrowings under the Select revolving facility, $646.9 million borrowed under the Concentra credit facilities, and $217.1 million attributable to a non-consolidating interest in Group Holdings.  The principal uses of cash for financing activities were for Select’s $26.9 million for a mandatory prepayment of term loans under the Select credit facilities, $13.1 million for dividend payments, and $23.3 million for Concentra’s debt issuance costs.

Financing activities provided $7.8 million of cash flow for the six months ended June 30, 2014.  Cash was provided by $90.0 million in net borrowings on the Select revolving facility, $111.7 million from Select’s issuance of additional 6.375% senior notes, offset in part by a $34.0 million mandatory prepayment of term loans under the Select credit facilities and $154.7 million of dividends paid to Holdings in the aggregate that were used to repurchase shares of common stock and pay dividends to common stockholders.

Capital Resources

Working capital — We had net working capital of $265.9 million at June 30, 2015, compared to net working capital of $133.2 million at December 31, 2014.  The increase in net working capital is primarily due to the acquisition of Concentra.

Select credit facilities — On March 4, 2015, Select made a principal prepayment of $26.9 million associated with the Select term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of the Select term loans as a result of annual excess cash flow as defined in the Select credit facilities.

At June 30, 2015, Select had outstanding borrowings under the Select credit facilities of $753.3 million (excluding unamortized original issue discounts of $3.5 million) of the Select term loans and borrowings of $320.0 million (excluding letters of credit) under the Select revolving facility. Select had $89.7 million of availability under the Select revolving facility (after giving effect to $40.3 million of outstanding letters of credit) at June 30, 2015.

The Select credit facilities requires us to maintain certain leverage ratios (as defined in the Select credit facilities). For the four consecutive fiscal quarters ended June 30, 2015, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.80 to 1.00 as of June 30, 2015.

Select revolving facility credit extension amendment — On May 20, 2015, Select entered into an additional credit extension amendment to the Select revolving facility. Pursuant to the terms and conditions of the additional credit extension amendment, the lenders named therein committed an additional $100.0 million in incremental revolving commitments that mature on March 1, 2018. All other material terms and conditions applicable to the Select revolving facility are applicable to incremental revolving commitments created under the additional credit extension amendment.

Concentra credit facilities — MJ Acquisition Corporation used borrowings under the Concentra credit facilities to pay Humana a portion of the purchase price for all of the issued and outstanding stock of Concentra. While this debt is non-recourse to Select, it is included in Select’s financial statements.

Concentra Transaction — On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, entered into the Concentra first lien credit agreement. Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra first lien credit agreement on June 1, 2015. The Concentra first lien credit agreement provides for the Concentra first lien term loan and Concentra revolving facility. The borrowings under the Concentra first lien credit agreement are guaranteed, on a first lien basis, by Concentra Holdings, Inc., the direct parent of Concentra, the domestic subsidiaries of Concentra and will be guaranteed by Concentra’s future domestic subsidiaries and secured by substantially all of Concentra’s and its domestic subsidiaries’ existing and future property and assets and by a pledge of Concentra’s capital stock, the capital stock of Concentra’s domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra’s foreign subsidiaries, if any.

Borrowings under the Concentra first lien credit agreement will bear interest at a rate equal to:

•                  in the case of the Concentra first lien term loan, Adjusted LIBO (as defined in the Concentra first lien credit agreement) plus 3.00% (subject to a LIBOR floor of 1.00%), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%); and

•                  in the case of the Concentra revolving facility, Adjusted LIBO plus a percentage ranging from 2.75% to 3.00%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.00%, in each case based on Concentra’s leverage ratio.

The Concentra first lien term loan will amortize in equal quarterly installments on the last day of each March, June, September and December in aggregate annual amounts equal to 0.25% of the original principal amount of the Concentra first lien term loan commencing in September 2015. The balance of the Concentra first lien term loan will be payable on June 1, 2022. The Concentra revolving facility will be payable on June 1, 2020.

Concentra will be required to prepay borrowings under the Concentra first lien credit agreement with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens, (2) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (3) 50% of excess cash flow (as defined in the Concentra first lien credit agreement) if Concentra’s leverage ratio is greater than 4.25 to 1.00 and 25% of excess cash flow if Concentra’s leverage ratio is less than or equal to 4.25 to 1.00 and greater than 3.75 to 1.00, in each case, reduced by the aggregate amount of term loans and certain debt secured on a pari passu basis optionally prepaid during the applicable fiscal year and the aggregate amount of revolving commitments hereunder reduced permanently during the applicable fiscal year (other than in connection with a refinancing). Concentra will not be required to prepay borrowings with excess cash flow if Concentra’s leverage ratio is less than or equal to 3.75 to 1.00.

The Concentra first lien credit agreement require Concentra to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA, as defined in the Concentra first lien credit agreement) of 5.25 to 1.00 which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra first lien credit agreement) exceeds 30% of Revolving Commitments (as defined in the Concentra first lien credit agreement) on such day. Failure to comply with this covenant would result in an event of default under the Concentra revolving facility only and, absent a waiver or an amendment from the lenders, preclude Concentra from making further borrowings under the Concentra revolving facility and permit the lenders to accelerate all outstanding borrowings under the Concentra revolving facility. Upon such acceleration, Concentra’s failure to comply with the financial covenant would result in an Event of Default with respect to the Concentra first lien term loan.

On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, also entered into the Concentra second lien credit agreement. Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra second lien credit agreement on June 1, 2015. The Concentra second lien credit agreement provides for the Concentra second lien term loan. The borrowings under the Concentra second lien term loan are guaranteed, on a second lien basis, by Concentra Holdings, Inc., the domestic subsidiaries of Concentra and will be guaranteed by Concentra’s future domestic subsidiaries and secured by substantially all of Concentra’s and its domestic subsidiaries’ existing and future property and assets and by a pledge of Concentra’s capital stock, the capital stock of Concentra’s domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra’s foreign subsidiaries, if any.

Borrowings under the Concentra second lien term loan will bear interest at a rate equal to Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 8.00% (subject to a LIBOR floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 7.00% (subject to an Alternate Base Rate floor of 2.00%).

In the event that, on or prior to June 1, 2016, Concentra prepays any of the Concentra second lien term loan to refinance such term loans, Concentra shall pay a premium of 2.00% of the aggregate principal amount of the Concentra second lien term loan so prepaid and if Concentra prepays any of the Concentra second lien term loan to refinance such term loans on or prior to June 1, 2017, Concentra shall pay a premium of 1.00% of the aggregate principal amount of the Concentra second lien term loan so prepaid. The Concentra second lien term loan will be payable on June 1, 2023.

To the extent such amounts are not used to make a mandatory prepayment under the Concentra first lien credit agreement or to repay revolving indebtedness accompanied by a corresponding permanent reduction in the related revolving commitments, Concentra will be required to prepay borrowings under the Concentra second lien term loan with (1) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens, (2) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (3) 50% of excess cash flow (as defined in the Concentra second lien credit agreement) if Concentra’s leverage ratio is greater than 4.25 to 1.00 and 25% of excess cash flow if Concentra’s leverage ratio is less than or equal to 4.25 to 1.00 and greater than 3.75 to 1.00, in each case, reduced by the aggregate amount of term loans and certain debt secured on a pari passu basis optionally prepaid during the applicable fiscal year and the aggregate amount of senior revolving commitments reduced permanently during the applicable fiscal year (other than in connection with a refinancing). Concentra will not be required to prepay borrowings with excess cash flow if Concentra’s leverage ratio is less than or equal to 3.75 to 1.00.

The Concentra credit facilities also contain a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra credit facilities contain events of default for non-payment of principal and interest when due (subject to a grace period for interest), cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.

Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements.

At June 30, 2015, Concentra had outstanding borrowings under its credit facilities of $650.0 million of term loans (excluding unamortized original issue discounts of $3.1 million) and no borrowings under the revolving facility (excluding letters of credit).  Concentra had $44.0 million of availability under its revolving credit facility (after giving effect to $6.0 million of outstanding letters of credit) at June 30, 2015.

Stock Repurchase Program — Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the six months ended June 30, 2015. Since the inception of the program through June 30, 2015, Holdings has repurchased 34,891,794 shares at a cost of approximately $301.1 million, or an average price of $8.63 per share, which includes transaction costs.

Liquidity — We believe our internally generated cash flows and borrowing capacity under the Select credit facilities will be sufficient to finance operations over the next twelve months. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers, or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Commitments and Contingencies

For purposes of the contractual obligations table below, references to Holdings and Select exclude Concentra. The following table summarizes contractual obligations for both Holdings and Select at June 30, 2015, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Reserves for uncertain tax positions of $12.3 million have been excluded from the tables below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Contractual Obligations	Total	2015	2016-2018	2019-2020	After 2020
	(in thousands)
6.375% senior notes(1)	$710,000	$—	$—	$—	$710,000
Select credit facilities(2)(3)	1,073,277	—	1,073,277	—	—
Other debt obligations	15,554	5,309	8,007	2,238	—
Total debt	1,798,831	5,309	1,081,284	2,238	710,000
Interest(4)	354,190	29,588	215,307	90,570	18,725
Letters of credit outstanding	40,321	—	40,321	—	—
Purchase obligations	37,943	9,611	23,801	4,531	—
Construction contracts	61,337	61,337	—	—	—
Naming, promotional and sponsorship agreement	35,668	1,503	9,440	6,664	18,061
Operating leases	798,199	70,816	331,135	116,347	279,901
Related party operating leases	33,110	2,064	12,714	8,947	9,385
Total contractual cash obligations	$3,159,599	$180,228	$1,714,002	$229,297	$1,036,072

(1)                                 Reflects the aggregate principal amount of the 6.375% senior notes which excludes the unamortized premium of $1.4 million at June 30, 2015.

(2)                                 Reflects the aggregate principal amount of the Select credit facilities which excludes the unamortized original issue discounts of $3.5 million at June 30, 2015.

(3)                                 The balance of the series D term loan will be payable on December 20, 2016 and the balance of the series E term loan will be payable on June 1, 2018 and the Select revolving facility will be payable on March 1, 2018.

(4)                                 The interest obligation for the Select credit facilities was calculated using the average interest rate at June 30, 2015 of 3.0% for the series D term loan, 3.8% for the series E term loan and 4.1% for the revolving portion. The interest obligation was calculated using the stated interest rate for the 6.375% senior notes and 2.9% for the other debt obligations.

The following table summarizes contractual obligations for Concentra at June 30, 2015, and the effect such obligations are expected to have on liquidity and cash flow in future periods.

Contractual Obligations	Total	2015	2016-2018	2019-2020	After 2020
	(in thousands)
Concentra first lien term loan(1)	$450,000	$2,250	$13,500	$9,000	$425,250
Concentra second lien term loan (2)	200,000	—	—	—	200,000
Other debt obligations	5,132	1,656	1,531	162	1,783
Total debt	655,132	3,906	15,031	9,162	627,033

Interest(3)	261,881	21,022	107,546	70,762	62,551
Letters of credit outstanding	5,980	—	—	5,980	—
Construction contracts	2,600	2,600	—	—	—
Purchase obligations	1,376	1,173	203	—	—
Operating leases	276,521	29,440	138,267	55,824	52,990
Total contractual cash obligations	$1,203,490	$58,141	$261,047	$141,728	$742,574

(1)                                 Reflects the aggregate principal amount of the Concentra first lien term loan which excludes the unamortized original issue discounts of $1.1 million at June 30, 2015.

(2)                                 Reflects the aggregate principal amount of the Concentra second lien term loan which excludes the unamortized original issue discounts of $2.0 million at June 30, 2015.

(3)                                 The interest obligation for the Concentra term loans was calculated using the average interest rate at June 30, 2015 of 4.0% for the Concentra first lien term loan and 9.0% for the Concentra second lien term loan. The interest obligation for other debt obligations was calculated using a weighted average interest for that debt.

In addition, in connection with the acquisition of Concentra, WCAS and the other members of Group Holdings will have a put right (a “Put Right”) with respect to their equity interests in Group Holdings. If a Put Right is exercised by WCAS, Select will be obligated to purchase up to 33-1/3% of the equity interests of Group Holdings that WCAS purchased on June 1, 2015, at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings’ common stock. WCAS may first exercise its Put Right after June 1, 2018, and then may exercise its Put Right again annually during each fiscal year thereafter. If WCAS exercises its Put Right, the other members of Group Holdings may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Group Holdings that such member purchased on June 1, 2015, up to but not exceeding the percentage of its initial equity interests that WCAS has determined to sell to Select in the exercise of its Put Right. In addition,

WCAS and the other members of Group Holdings will have a Put Right with respect to their equity interest in Group Holdings in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and which results in change in the senior management of Select (an “SEM COC Put Right”). If an SEM COC Put Right is exercised by WCAS, WCAS and each other member of Group Holdings will be obligated to sell all (but not less than all) of their equity interests in Group Holdings to Select, at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Furthermore, Select has a call right (the “Call Right”), whereby each other member of Group Holdings will be obligated to sell all (but not less than all) of their equity interests in Group Holdings to Select at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select may first exercise the Call Right after June 1, 2020. We exclude the approximate amount that we may be required to pay to purchase these equity interests in Group Holdings from the contractual obligations table above because of the uncertainty as to: (i) whether or not the Put Right, if exercisable, or the Call Right, will actually be exercised; (ii) the dollar amounts that would be paid if the Put Right or Call Right is exercised; and (iii) the timing and form of consideration of any such payments.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk in connection with our long-term indebtedness.  Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities; and Concentra credit facilities.

As of June 30, 2015 Select had $753.3 million (excluding unamortized original issue discount) in term loans outstanding under the Select credit facilities and $320.0 million in revolving loans outstanding under the Select credit facilities, which bear interest at variable rates.

As of June 30, 2015, Concentra had outstanding borrowings under the Concentra credit facilities of $650.0 million (excluding unamortized original issue discounts) of term loans and no borrowings under the revolving loan portion of the Concentra credit facilities, which bear interest at variable rates.

Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $2.2 million annual change in interest expense.  However, because the variable interest rate for certain of Select’s and Concentra’s variable rate indebtedness is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, the interest rate on this indebtedness is currently effectively fixed as follows:

•                  Select’s aggregate $478.5 million in the Select series E term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%.  Select’s interest rate on this indebtedness is currently effectively fixed at 3.75%.

•                  the $450.0 million Concentra first lien term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%.  Concentra’s interest rate on this indebtedness is currently effectively fixed at 4.00%.

•                  the $200.0 million Concentra second lien term loan is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%.  Concentra’s interest rate on this indebtedness is currently effectively fixed at 9.00%.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of June 30, 2015 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Concentra Acquisition

On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with WCAS, consummated the acquisition of Concentra. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with WCAS, consummated the acquisition of Concentra. Effective from that date, we began integrating Concentra into our existing control procedures. The Concentra integration may lead us to modify certain controls in future periods, but we do not expect changes to significantly affect our internal control over financial reporting.

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

To address claims arising out of our operations, we maintain professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

On January 8, 2013, a federal magistrate judge unsealed an Amended Complaint in United States of America and the State of Indiana, ex rel. Doe I, Doe II and Doe III v. Select Medical Corporation, Select Specialty Hospital — Evansville, LLC (“SSH-Evansville”), Evansville Physician Investment Corporation, Dr. Richard Sloan and Dr. Jeffrey Selby. The Amended Complaint, which was served on the Company on February 15, 2013, is a civil action filed under seal on September 28, 2012 in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States and the State of Indiana under the federal False Claims Act and Indiana False Claims and Whistleblower Protection Act. Although the Amended Complaint identified the relators by fictitious pseudonyms, on March 28, 2013, the relators filed a Notice identifying themselves as the former CEO at SSH-Evansville and two former case managers at SSH-Evansville. The named defendants currently include the Company, SSH-Evansville and one physician who practices at SSH-Evansville. All deadlines in the case had been stayed once the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the Department of Justice notified the United States District Court for the Southern District of Indiana of its decision not to intervene in the case. At this time, the Company is unable to predict the timing and outcome of this matter.

On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital — Knoxville, Inc. (“SSH-Knoxville”), Select Specialty Hospital — North Knoxville, Inc. and ten current or former employees of these facilities.  The Complaint was unsealed after the United States and the State of Tennessee notified the Court on July 13, 2015 that each had decided not to intervene in the case.  The Complaint, which has not yet been served on the Company, is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville.  The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing.  The Company intends to vigorously defend this action if the relator pursues it, but at this time the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.                                            RISK FACTORS

The following description of risk factors sets forth material changes to the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report for the year ended December 31, 2014 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, in each case under the heading “Risk Factors.”

Risk Related to our Capital Structure

If WCAS and the other members of Group Holdings exercise their Put Right, it may have an adverse effect on our liquidity. Additionally, we may not have adequate funds to pay amounts due in connection with the Put Right, if exercised, in which case we would be required to issue Holdings’ common stock to purchase interests of Group Holdings and our stockholder’s ownership interest will be diluted.

Pursuant to the Amended and Restated Limited Liability Company Agreement of Group Holdings, WCAS and the other members of Group Holdings have a Put Right with respect to their equity interests in Group Holdings. If a Put Right is exercised by WCAS, Select will be obligated to purchase up to 33-1/3% of the equity interests of Group Holdings that WCAS purchased on June 1, 2015, at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings’ common stock. WCAS may first exercise its Put Right after June 1, 2018, and then may exercise its Put Right again annually during each fiscal year thereafter. If WCAS exercises its Put Right, the other members of Group Holdings may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Group Holdings that such member purchased on June 1, 2015, up to but not exceeding the percentage of its initial equity interests that WCAS has determined to sell to Select in the exercise of its Put Right.

Furthermore, WCAS and the other members of Group Holdings will have a put right with respect to their equity interest in Group Holdings in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and which results in change in the senior management of Select (an “SEM COC Put Right”). If an SEM COC Put Right is exercised by WCAS, WCAS and each other member of Group Holdings will be obligated to sell all (but not less than all) of their equity interests in Group Holdings to Select, at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA.

We may not have sufficient funds, borrowing capacity or other capital resources available to pay for the interests of Group Holdings in cash if WCAS and the other members of Group Holdings exercise their Put Rights or maybe prohibited from doing so under the terms of our debt agreements. Such lack of available funds upon the exercising of the Put Rights would force us to issue stock at a time we might not otherwise desire to do so in order to purchase the interests of Group Holdings. To the extent that the interests of Group Holdings are purchased by issuing shares of our common stock, the increase in the number of shares of our common stock issued and outstanding may depress the price of our common stock and our stockholders will experience dilution in their respective percentage ownership in us. In addition, shares issued to purchase the interests in Group Holdings will be valued at the twenty-one trading day volume-weighted average sales price of such shares for the period beginning ten trading days immediately preceding the first public announcement of the Put Right being exercised and ending ten trading days immediately following such announcement. Because the value of the common stock issued to purchase the interests in Group Holdings is, in part, determined by the sales price of our common stock following the announcement that the Put Right is being exercised, which may cause the sales price of our common stock to decline, the amount of common stock we may have to issue to purchase the interests in Group Holdings may increase, resulting in further dilution to our existing stockholders.

Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. To finance its equity contribution in Group Holdings, Select borrowed an aggregate of $217.9 million under the Select revolving facility. As of June 30, 2015, Select had approximately $1,796.7 million of total indebtedness excluding the debt at Concentra. For the years ended December 31, 2012, December 31, 2013 and December 31, 2014, Select paid cash interest of $80.7 million, $89.1 million and $78.8 million, respectively, on its indebtedness. Taking into account the indebtedness under the Concentra credit facilities, which is nonrecourse to Select, our total indebtedness at June 30, 2015 was $2,448.8 million. Our indebtedness could have important consequences to you. For example, it:

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

•                  makes us more vulnerable to increases in interest rates, as borrowings under the Select credit facilities and Concentra credit facilities are at variable rates;

•                  limits our ability to obtain additional financing in the future for working capital or other purposes; and

•                  places us at a competitive disadvantage compared to our competitors that have less indebtedness.

Any of these consequences could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness. In addition, there would be a material adverse effect on our business, financial condition, results of operations and cash flows if we were unable to service our indebtedness or obtain additional financing, as needed.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources.”

Our credit facilities and the indenture governing Select’s 6.375% senior notes require us to comply with certain financial covenants and obligations, the default of which may result in the acceleration of certain of our indebtedness.

In the case of an event of default under the agreements governing our indebtedness, the lenders under these agreements could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If we are unable to obtain a waiver from the requisite lenders under such circumstances, the lenders could exercise their rights as described above, then our financial condition and results of operations could be adversely affected and we could become bankrupt or insolvent.

The Select credit facilities require Select to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the agreement), which is tested quarterly. The Select credit facilities also prohibit Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). Failure to comply with these covenants would result in an event of default under the Select credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under its revolving facility and permit the lenders to accelerate all outstanding borrowings under the Select credit facilities.

The Concentra first lien credit agreement require Concentra to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA) of 5.25 to 1.00, which is tested quarterly, but only if Revolving Exposure exceeds 30% of Revolving Commitments on such day. Failure to comply with this covenant would result in an event of default under the Concentra revolving facility only and, absent a waiver or an amendment from the lenders, preclude Concentra from making further borrowings under the Concentra revolving facility and permit the lenders to accelerate all outstanding borrowings under the Concentra revolving facility. Upon such acceleration, Concentra’s failure to comply with the financial covenant would result in an Event of Default with respect to the Concentra first lien term loan.

The Concentra credit facilities also contain a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra credit facilities contain events of default for non-payment of principal and interest when due (subject to a grace period for interest), cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.

As of June 30, 2015, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 5.00 to 1.00. For the four consecutive fiscal quarters ended June 30, 2015, Select’s leverage ratio was 4.80 to 1.00.

While we have never defaulted on compliance with any of our financial covenants, our ability to comply with these ratios in the future may be affected by events beyond our control. Inability to comply with the required financial covenants could result in a default under our indebtedness. In the event of any default under Select’s credit facilities, the lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. In the event of any default under Select’s indenture, the trustee or holders of 25% of the notes could declare all outstanding 6.375% senior notes immediately due and payable.

Payment of interest on, and repayment of principal of, our indebtedness is dependent in part on cash flow generated by our subsidiaries.

Payment of interest on, and repayment of principal of our indebtedness will be dependent in part upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. For example, as a general matter, Concentra is restricted from paying dividends under the Concentra credit facilities and therefore we cannot rely on Concentra’s cash flow to repay Select’s indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness. In addition, any payment of interest, dividends, distributions, loans or advances by our subsidiaries to us could be subject to restrictions on dividends or repatriation of distributions under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate or under arrangements with local partners. Furthermore, the ability of our subsidiaries to make such payments of interest, dividends, distributions, loans or advances may be contested by taxing authorities in the relevant jurisdictions.

Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur additional indebtedness in the future. Although the Select credit facilities and the Concentra credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of June 30, 2015, Select had $89.7 million of availability under the Select revolving facility (after giving effect to $40.3 million of outstanding letters of credit) and Concentra had $44.0 million of availability under the Concentra revolving facility (after giving effect to $6.0 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

Concentra’s inability to meet the conditions and payments under the Concentra credit facilities, although non-recourse to Select, could jeopardize Select’s equity contribution to Group Holdings.

MJ Acquisition Corporation entered into the Concentra credit facilities to pay a portion of the purchase price for all of the issued and outstanding stock of Concentra to Humana. Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra credit facilities. Select is not a party to the Concentra credit facilities and is not an obligor with respect to Concentra’s debt under such agreements; however, if Concentra fails to meet its obligations and defaults on the Concentra credit facilities, a portion of or all of Select’s equity investment in Group Holdings, the indirect parent company of Concentra, could be at risk of loss.

Risks Related to Concentra’s Business

If competition to Concentra increases, its profits may decline.

The market to provide occupational health services is highly fragmented and competitive. Historically, Concentra’s primary competitors have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry in Concentra’s geographic markets are not substantial and its current customers have the flexibility to move easily to new healthcare service providers, we believe that new competitors to Concentra can emerge relatively quickly. In addition, significant merger and acquisition activity has occurred in Concentra’s industry as well as in industries that supply products to Concentra, such as the hospital, physician, pharmaceutical, medical device and health information systems industries. If competition within Concentra’s industry intensifies, its ability to retain customers or physicians, or maintain or increase its revenue growth, pricing flexibility, control over medical cost trends, and marketing expenses may be compromised.

The markets for Concentra’s consumer health and veteran’s healthcare businesses are also fragmented and competitive. Over 50% of urgent care clinics in the U.S. are owned by physicians and a further 30% are owned by hospitals or hospital/physician joint ventures. Generally, other urgent care clinics in the local communities Concentra serves provide services similar to those Concentra offers, and, in some cases, competing facilities (1) are more established or newer than Concentra’s, (2) may offer a broader array of services to patients than Concentra’s and (3) may have larger or more specialized medical staffs to treat and serve patients. In the future, Concentra expects to encounter increased competition from hospital owned clinics, payor affiliated clinics, retail pharmacy-owned clinics, and healthcare companies in specific geographic markets. If Concentra’s competitors are better able to attract patients or expand services at their facilities than Concentra is, Concentra may experience an overall decline in revenue. Similarly, competitive pricing pressures from our competitors could cause Concentra to lose existing or future community-based outpatient clinic contracts with the Department of Veterans Affairs, which may also cause Concentra to experience an overall decline in revenue.

The nature of the markets that Concentra serves may constrain its ability to raise prices at rates sufficient to keep pace with the inflation of its costs.

Rates of reimbursement for work-related injury or illness visits in Concentra’s occupational health services business are established through a legislative or regulatory process within each state that Concentra serves. Currently, 32 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are generally reimbursed based on usual, customary and reasonable rates charged in the particular state in which the services are provided. Given that Concentra does not control these processes, it may be subject to financial risks if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of Concentra’s costs of service.

Additionally, in Concentra’s occupational health services business, an increasing percentage of its visits have related to lower-priced non-injury services. While Concentra is able to directly set the price for these services, the market rates for this portion of its business are substantially lower than the fees it receives for injury-related services. As a result, Concentra’s average rate of reimbursement per visit could increase at rates lower than the rate of inflation in Concentra’s costs, and could cause it to have decreases in the rate of profitability it receives from the services that it provides.

In Concentra’s veteran’s healthcare business, reimbursement rates are generally set according to the capitated monthly rate based on the number of then enrolled patients at that community-based outpatient clinic. Evolving legislative and regulatory changes aimed at improving veteran’s access to care in the wake of Department of Veterans Affairs scandals (none of which involved Concentra’s community-based outpatient clinics) could result in fewer patients enrolling in community-based outpatient clinics.  Federal legislation that permits certain veterans to receive their health care outside of the Department of Veterans Affairs facilities, for example, may reduce demand for services at some of Concentra’s community-based outpatient clinics.  Moreover, changes in the methods, manner or amounts of compensation payable for Concentra’s services, including, amounts reimbursable to the community-based outpatient clinics under its agreements with the Department of Veterans Affairs, due to legislative or other changes or shifting budget priorities could result in lower reimbursement for services provided at Concentra’s community-based outpatient clinics. Concentra may receive lower payments from the Veterans Health Administration if fewer eligible veterans are considered to live within the catchments of its community-based outpatient clinics. These trends could adversely affect Concentra’s ability to successfully sustain or grow its earnings.

If the frequency of workplace injuries and illnesses continues to decline, Concentra’s results may be negatively affected.

Approximately 53% of Concentra’s revenue in 2014 was generated from the treatment or review of workers’ compensation claims. In the past decade, the number of workers’ compensation claims has decreased, which Concentra primarily attributes to improvements in workplace safety, improved risk management by employers and changes in the type and composition of jobs. During the economic downturn, the number of employees with workers’ compensation insurance substantially decreased. Although the number of covered employees has increased more in recent years as the employment rate has increased, adverse economic conditions can cause the number of covered employees to decline which can cause further declines in workers’ compensation claims. There may also be a decrease in claims because more workers have access to health insurance since the enactment of the ACA and are less likely to file worker’s compensation claims. In addition, because of the greater access to health insurance and the fact that the U.S. economy has continued to shift from a manufacturing-based to a service-based economy along with general improvements in workplace safety, workers are generally healthier and less prone to work injuries.  Increases in employer-sponsored wellness and health promotion programs, spurred in part by the ACA, have led to fitter and healthier employees who may be less likely to injure themselves on the job.  Concentra’s business model is based, in part, on its ability to expand its relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If workplace injuries and illnesses decline at a greater rate than the increase in total employment or if total employment declines at a greater rate than the increase in incident rates, the number of claims in the workers’ compensation market will decrease and may adversely affect Concentra’s business.

Concentra’s affiliated professional groups may not be able to recruit and retain sufficient qualified physicians and other licensed providers.

Concentra is dependent upon the ability of its affiliated professional groups to recruit and retain qualified physicians and other licensed providers to provide services to its existing facilities furnishing outpatient services and to expand its business. Concentra’s affiliated professional groups compete with many types of healthcare providers, including hospitals and other practice groups, for the services of qualified physicians and other health care professionals. If Concentra’s affiliated professional groups are not be able to continue to recruit new providers or renew contracts with existing providers on acceptable terms, Concentra’s ability to provide services at its existing or new facilities furnishing outpatient services may be adversely affected.

If Concentra is unable to manage growth, it may be unable to achieve its expansion strategy.

The success of Concentra’s business strategy depends in part on its ability to expand its operations in the future. In particular, its business plan includes the opening of a number of additional medical centers throughout the U.S. and the expansion of the number of onsite clinics and community-based outpatient clinics it operates to generate additional revenue and better leverage its existing corporate infrastructure.  Concentra’s growth has placed, and will continue to place, increased demands on its management, its operational and financial information systems and other resources. Further expansion of Concentra’s operations will require substantial financial resources and management attention. To accommodate its past and anticipated future growth, and to compete effectively, Concentra will need to continue to improve its management, to advance its operational and financial information systems, and to expand, train, manage, and motivate its workforce. Concentra’s personnel, systems, procedures, or controls may not be adequate to support its operations in the future. Further, focusing Concentra’s financial resources and diverting management’s attention to the expansion of its operations may negatively impact its financial results. Any failure to improve Concentra’s management, to advance its operational and financial information systems, or to expand, train, manage or motivate its workforce may reduce or prevent its growth.

If Concentra is unable to implement and enhance its information systems in a manner that leverages its knowledge of the workers’ compensation market and or more efficiently process and manage claims, results may be adversely affected.

To leverage its knowledge of workplace injuries, treatment protocols, outcomes data and complex regulatory provisions related to the workers’ compensation market, Concentra must continue to implement and enhance information systems that can analyze its data related to the workers’ compensation industry. Concentra frequently upgrades existing operating systems and is updating other information systems upon which it relies. Concentra has detailed implementation schedules for these projects that require extensive involvement from its operational, technological and financial personnel. Delays or other problems Concentra might encounter in implementing these projects could adversely affect its ability to deliver streamlined patient care and outcome reporting to its customers.

In addition, Concentra expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that Concentra’s current data processing capabilities will be adequate for its future growth, that it will be able to efficiently upgrade its systems to meet future demands, or that it will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors.

Concentra was carved out of a substantially larger enterprise, and its business could suffer if it fails to develop the systems and infrastructure necessary to support its business.

Concentra is operating as a stand-alone entity and, accordingly, must develop and implement the systems and infrastructure necessary to support its current and future business. While Concentra intends to develop these systems and infrastructure by obtaining services from Select, third-party providers or adding or developing these services internally, if it fails to develop such systems and infrastructure properly, its business will suffer. Humana, Concentra’s parent company prior to the acquisition, historically provided it with operational, financial and other support. Although Concentra intends to obtain operational, financial and other support from Select and third-party providers, Concentra may not be able to receive such services on terms and conditions, including costs, as favorable as those that it had as a subsidiary of Humana. Concentra’s failure to develop the necessary systems and infrastructure to operate as a standalone entity or to add additional staff could seriously harm its business, results of operations and financial condition.

Prior to the acquisition, vendors interacted with Concentra as a subsidiary of Humana. Concentra’s relationships with industry vendors and companies and the terms on which they transact with Concentra, may be affected by the fact that it will be operating as a more highly leveraged entity without logistical and financial support from Humana. Such vendors may require Concentra to provide financial assurance it was not required to provide prior to the acquisition.

If Concentra loses several significant employer customers, its results may be adversely affected.

Concentra’s results may decline if it loses several significant employer customers in a short period. Most of Concentra’s customer agreements permit either party to terminate without cause upon 30, 60 or 90 days’ prior written notice. Although none of Concentra’s employer customers accounted for more than 2% of its revenue in 2014, if several significant employer customers terminate, or do not renew or extend their agreements with Concentra, its results could be adversely affected. One or more of Concentra’s significant employer customers could be acquired. Additionally, Concentra could lose significant employer customers due to competitive pricing pressures or other reasons. The loss of several significant employer customers could cause a material decline in Concentra’s profitability and operating performance.

Risks Related to the Company’s Business

In conducting our business, we are required to comply with applicable laws regarding fee-splitting and the corporate practice of medicine.

Some states prohibit the “corporate practice of medicine” that restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. Some states similarly prohibit the “corporate practice of therapy.” The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities.

Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ physicians or therapists to furnish professional services. Also, in some states hospitals are permitted to employ physicians.

Some states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians or therapists. The laws relating to fee-splitting also vary from state to state and are not fully developed. Generally, these laws restrict business arrangements that involve a physician or therapist sharing medical fees with a referral source, but in some states these laws have been interpreted to extend to management agreements between physicians or therapists and business entities under some circumstances.

We believe that the Company’s current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these state laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. If a court or regulatory body determines that we have violated these laws or if new laws are introduced that would render our arrangements illegal, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with our affiliated physicians and other licensed providers.

If we fail to effectively and timely transition to the ICD-10 coding system, our operations could be adversely affected.

CMS has adopted final rules that require all healthcare providers covered by HIPAA, including our facilities, to transition to the new ICD-10 coding system. Use of the ICD-10 coding system is required beginning October 1, 2015. The ICD-10 coding system greatly expands the number and detail of billing codes used for claims compared to the existing ICD-9 coding system. Transition to the ICD-10 system requires significant investment in training staff and affiliated physicians involved in the coding and billing process as well as investment in coding technology and software. In addition, it is possible that our facilities could experience disruption or delays in reimbursement due to technical or coding errors or other implementation issues involving our systems or those of our payors. Further, the ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes results in our patients being assigned to different MS-LTC-DRGs with lower levels of reimbursement than were assigned under the ICD-9 coding system.

We are subject to potential legal and reputational risks as a result of our access to personal information of our patients and employees.

Numerous state and federal laws and regulations address privacy and information security concerns resulting from our access to our patients’ and employees’ personal information. In the conduct of our business, we process, maintain, and transmit sensitive data, including patients’ individually identifiable health information. We also contract with other parties to maintain and store our patients’ individually identifiable health information. Our systems and those of our vendors that process, maintain and transmit such data are subject to computer viruses, hacker attacks or breaches. We adhere to policies and procedures designed to ensure compliance with HIPAA and other privacy and information security laws and require our vendors to do so as well. If, however, we or our vendors experience a breach, loss, or other compromise of unsecured protected health information or other personal information, such an event could result in significant civil and criminal penalties, lawsuits, reputational harm and increased costs, any of which could have a material adverse effect on our financial condition and results of operations.

We may not receive payment from some of our patients because of their financial circumstances.

Some of our patients may not have significant financial resources, liquidity or access to capital. If these patients experience financial difficulties they may be unable to pay for the healthcare services that we will provide, including their copays or deductibles. A significant deterioration in general or local economic conditions could have a material adverse effect on the financial health of our patients, which may adversely affect our financial condition and results of operations.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 76 hereof.

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

Dated: August 6, 2015

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated:  August 6, 2015

EXHIBIT INDEX

Exhibit	Description

2.1	Amendment No. 1 to the Stock Purchase Agreement dated as of June 1, 2015, by and among MJ Acquisition Corporation, Concentra Inc. and Humana Inc.

10.1

Additional Credit Extension Amendment, dated as of May 20, 2015, among Holdings, Select, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and lender and the additional lenders names therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on May 20, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.2	Amended and Restated Limited Liability Agreement, dated June 1, 2015, by and among Select, Holdings, WCAS, Cressey & Company Fund IV LP, James Greenwood and Daniel Thomas.

10.3

First Lien Credit Agreement, dated June 1, 2015, by and among, Concentra Holdings, Inc., Concentra, JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and lender and the additional lenders names therein.

10.4

Second Lien Credit Agreement, dated June 1, 2015, by and among, Concentra Holdings, Inc., Concentra, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and lender and the additional lenders names therein.

10.5	Subscription Agreement, dated June 1, 2015, by and among Select, WCAS, Group Holdings and Cressey & Company Fund IV LP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as June 30, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the six months ended June 30, 2015 and (v) Notes to Condensed Consolidated Financial Statements.