Form 10-Q
period 2015-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2015-10-30
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

YES  ☐      NO  ☒

As of September 30, 2015, Select Medical Holdings Corporation had outstanding 131,190,842 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2014	2015	2014	2015

ASSETS
Current Assets:
Cash and cash equivalents	$3,354	$22,635	$3,354	$22,635
Accounts receivable, net of allowance for doubtful accounts of $46,425 and $82,278 at 2014 and 2015, respectively	444,269	574,845	444,269	574,845
Current deferred tax asset	15,991	23,346	15,991	23,346
Prepaid income taxes	17,888	2,303	17,888	2,303
Other current assets	46,142	78,402	46,142	78,402
Total Current Assets	527,644	701,531	527,644	701,531

Property and equipment, net	542,310	800,430	542,310	800,430
Goodwill	1,642,083	2,367,228	1,642,083	2,367,228
Other identifiable intangibles	72,519	258,640	72,519	258,640
Other assets	140,253	186,576	140,253	186,576

Total Assets	$2,924,809	$4,314,405	$2,924,809	$4,314,405

Current Liabilities:
Bank overdrafts	$21,746	$24,099	$21,746	$24,099
Current portion of long-term debt and notes payable	10,874	17,666	10,874	17,666
Accounts payable	108,532	118,617	108,532	118,617
Accrued payroll	97,090	132,872	97,090	132,872
Accrued vacation	63,132	72,475	63,132	72,475
Accrued interest	10,674	25,300	10,674	25,300
Accrued other	82,376	131,460	82,376	131,460
Total Current Liabilities	394,424	522,489	394,424	522,489

Long-term debt, net of current portion	1,542,102	2,333,078	1,542,102	2,333,078
Non-current deferred tax liability	109,203	182,963	109,203	182,963
Other non-current liabilities	92,855	145,277	92,855	145,277

Total Liabilities	2,138,584	3,183,807	2,138,584	3,183,807

Commitments and contingencies (Note 11)

Redeemable non-controlling interests	10,985	257,122	10,985	257,122

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 131,233,308 shares and 131,190,842 shares issued and outstanding at 2014 and 2015, respectively	131	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	413,706	419,477	885,407	898,968
Retained earnings (accumulated deficit)	325,678	405,689	(145,892)	(73,671)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	739,515	825,297	739,515	825,297
Non-controlling interest	35,725	48,179	35,725	48,179
Total Equity	775,240	873,476	775,240	873,476

Total Liabilities and Equity	$2,924,809	$4,314,405	$2,924,809	$4,314,405

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2014	2015	2014	2015

Net operating revenues	$758,069	$1,021,123	$758,069	$1,021,123

Costs and expenses:
Cost of services	644,392	900,949	644,392	900,949
General and administrative	19,719	22,201	19,719	22,201
Bad debt expense	10,357	18,287	10,357	18,287
Depreciation and amortization	17,584	31,472	17,584	31,472
Total costs and expenses	692,052	972,909	692,052	972,909

Income from operations	66,017	48,214	66,017	48,214

Other income and expense:
Equity in earnings of unconsolidated subsidiaries	1,988	6,348	1,988	6,348
Gain on sale of equity investment	—	29,647	—	29,647
Interest expense	(21,753)	(33,052)	(21,753)	(33,052)

Income before income taxes	46,252	51,157	46,252	51,157

Income tax expense	17,956	18,347	17,956	18,347
Net income	28,296	32,810	28,296	32,810

Less: Net income attributable to non-controlling interests	1,766	3,404	1,766	3,404

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$26,530	$29,406	$26,530	$29,406

Basic	$0.20	$0.22
Diluted	$0.20	$0.22

Dividends paid per share	$0.10	$—

Weighted average shares outstanding:
Basic	126,639	127,386
Diluted	127,029	127,649

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015

Net operating revenues	$2,293,409	$2,703,531	$2,293,409	$2,703,531

Costs and expenses:
Cost of services	1,926,037	2,309,213	1,926,037	2,309,213
General and administrative	57,219	67,917	57,219	67,917
Bad debt expense	32,490	43,243	32,490	43,243
Depreciation and amortization	51,009	70,668	51,009	70,668
Total costs and expenses	2,066,755	2,491,041	2,066,755	2,491,041

Income from operations	226,654	212,490	226,654	212,490

Other income and expense:
Loss on early retirement of debt	(2,277)	—	(2,277)	—
Equity in earnings of unconsolidated subsidiaries	4,135	12,788	4,135	12,788
Gain on sale of equity investment	—	29,647	—	29,647
Interest expense	(64,032)	(79,728)	(64,032)	(79,728)

Income before income taxes	164,480	175,197	164,480	175,197

Income tax expense	63,823	65,048	63,823	65,048
Net income	100,657	110,149	100,657	110,149

Less: Net income attributable to non-controlling interests	5,742	8,740	5,742	8,740

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$94,915	$101,409	$94,915	$101,409

Basic	$0.71	$0.77
Diluted	$0.71	$0.77

Dividends paid per share	$0.30	$0.10

Weighted average shares outstanding:
Basic	129,706	127,541
Diluted	130,177	127,844

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2014		$775,240	131,233	$131	$413,706	$325,678	$35,725
Net income	$109,259	109,259				101,409	7,850
Net income - attributable to redeemable non-controlling interests	890
Total comprehensive income	$110,149
Dividends paid to common stockholders		(13,129)				(13,129)
Issuance and vesting of restricted stock		9,849	1,158	0	9,849
Tax benefit from stock based awards		383			383
Repurchase of common shares		(15,076)	(1,378)	(0)	(7,790)	(7,286)
Stock option expense		41			41
Exercise of stock options		1,604	178	0	1,604
Non-controlling interests acquired in business combination		3,470					3,470
Distributions to non-controlling interests		(5,881)					(5,881)
Purchase of non-controlling interests		(5)			(5)
Exchange of ownership interests with non-controlling interests		8,664			1,689		6,975
Other		(943)		(0)		(983)	40
Balance at September 30, 2015		$873,476	131,191	$131	$419,477	$405,689	$48,179

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Non-controlling Interests
Balance at December 31, 2014		$775,240	0	$0	$885,407	$(145,892)	$35,725
Net income	$109,259	109,259				101,409	7,850
Net income - attributable to redeemable non-controlling interests	890
Total comprehensive income	$110,149
Additional investment by Holdings		1,604			1,604
Dividends declared and paid to Holdings		(28,205)				(28,205)
Contribution related to restricted stock awards and stock option issuances by Holdings		9,890			9,890
Tax benefit from stock based awards		383			383
Non-controlling interests acquired in business combination		3,470					3,470
Distributions to non-controlling interests		(5,881)					(5,881)
Purchase of non-controlling interests		(5)			(5)
Exchange of ownership interests with non-controlling interests		8,664			1,689		6,975
Other		(943)				(983)	40
Balance at September 30, 2015		$873,476	0	$0	$898,968	$(73,671)	$48,179

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015

Operating activities
Net income	$100,657	$110,149	$100,657	$110,149
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	11,939	11,814	11,939	11,814
Depreciation and amortization	51,009	70,668	51,009	70,668
Provision for bad debts	32,490	43,243	32,490	43,243
Equity in earnings of unconsolidated subsidiaries	(4,135)	(12,788)	(4,135)	(12,788)
Loss on early retirement of debt	2,277	—	2,277	—
Gain on sale of assets and businesses	(1,236)	(1,264)	(1,236)	(1,264)
Gain on sale of equity investment	—	(29,647)	—	(29,647)
Stock compensation expense	7,391	9,244	7,391	9,244
Amortization of debt discount, premium and issuance costs	5,651	6,746	5,651	6,746
Deferred income taxes	2,844	(6,925)	2,844	(6,925)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(52,924)	(48,778)	(52,924)	(48,778)
Other current assets	491	(4,580)	491	(4,580)
Other assets	(2,267)	4,540	(2,267)	4,540
Accounts payable	2,276	3,047	2,276	3,047
Accrued expenses	(17)	32,716	(17)	32,716
Income taxes	(4,203)	15,246	(4,203)	15,246
Net cash provided by operating activities	152,243	203,431	152,243	203,431

Investing activities
Purchases of property and equipment	(73,350)	(113,992)	(73,350)	(113,992)
Proceeds from sale of assets	—	1,542	—	1,542
Investment in businesses	(3,135)	(1,703)	(3,135)	(1,703)
Proceeds from sale of equity investment	—	33,096	—	33,096
Acquisition of businesses, net of cash acquired	(1,211)	(1,049,872)	(1,211)	(1,049,872)
Net cash used in investing activities	(77,696)	(1,130,929)	(77,696)	(1,130,929)

Financing activities
Borrowings on revolving facilities	675,000	840,000	675,000	840,000
Payments on revolving facilities	(655,000)	(675,000)	(655,000)	(675,000)
Payments on Select term loans	(33,994)	(26,884)	(33,994)	(26,884)
Issuance of 6.375% senior notes, includes premium	111,650	—	111,650	—
Proceeds from Concentra term loans, net of discounts	—	646,875	—	646,875
Borrowings of other debt	7,036	11,041	7,036	11,041
Principal payments on other debt	(11,696)	(13,167)	(11,696)	(13,167)
Debt issuance costs	(4,434)	(23,300)	(4,434)	(23,300)
Dividends paid to common stockholders	(40,257)	(13,129)	—	—
Dividends paid to Holdings	—	—	(169,314)	(26,751)
Repurchase of common stock	(129,057)	(13,622)	—	—
Proceeds from issuance of common stock	5,545	1,604	—	—
Equity investment by Holdings	—	—	5,545	1,604
Proceeds from issuance of non-controlling interest	185	217,065	185	217,065
Proceeds from bank overdrafts	10,304	2,353	10,304	2,353
Tax benefit from stock based awards	—	383	—	383
Distributions to non-controlling interests	(3,119)	(7,440)	(3,119)	(7,440)
Net cash provided by (used in) financing activities	(67,837)	946,779	(67,837)	946,779

Net increase in cash and cash equivalents	6,710	19,281	6,710	19,281

Cash and cash equivalents at beginning of period	4,319	3,354	4,319	3,354
Cash and cash equivalents at end of period	$11,029	$22,635	$11,029	$22,635

Supplemental Cash Flow Information
Cash paid for interest	$47,782	$59,937	$47,782	$59,937
Cash paid for taxes	$65,184	$55,905	$65,184	$55,905

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of September 30, 2015, and for the three and nine month periods ended September 30, 2014 and 2015, have been prepared in accordance with generally accepted accounting principles (“GAAP”).  In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations, and cash flow for such periods.  All significant intercompany transactions and balances have been eliminated.  The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2015.  Holdings and Select, and their subsidiaries, are collectively referred to as the “Company.” The condensed consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

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

Redeemable Non-Controlling Interests

The interests held by other parties in subsidiaries, limited liability companies, and limited partnerships owned and controlled by the Company are generally reported as a component of stockholders’ equity. Some of those non-controlling interests consist of outside owners that have certain “put rights,” that are currently exercisable, and that, if exercised, require the Company to purchase the member’s non-controlling interest. These redeemable non-controlling interests that are currently redeemable, or considered probable of becoming redeemable, have been adjusted to their approximate redemption values, and are reported outside of the stockholders’ equity section. As of September 30, 2015 and December 31, 2014, the Company believes the redemption values of the non-controlling ownership interests approximates the fair value of those interests classified as redeemable non-controlling interests. The changes in the redeemable non-controlling interests amounts for the nine months ended September 30, 2015 are as follows (in thousands):

Balance at December 31, 2014 — redeemable non-controlling interests	$10,985
Issuance of redeemable non-controlling interests	217,836
Redeemable non-controlling interests acquired in business combination	28,865
Changes in the redemption amounts of redeemable non-controlling interests	981
Net income attributable to redeemable non-controlling interests	890
Distributions to redeemable non-controlling interests	(1,559)
Repurchase of redeemable non-controlling interests	(876)
Balance at September 30, 2015 — redeemable non-controlling interests	$257,122

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, Interest- Imputation of Interest, respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. Early adoption is permitted, however the Company will defer. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which changes the reporting requirement for retrospective adjustments to provisional amounts in the measurement period. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The revised guidance is effective for annual fiscal periods beginning after December 15, 2015. Early adoption is permitted and the Company intends to prospectively adopt ASU No. 2015-16, as applicable.

3.              Concentra Acquisition

On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), consummated the acquisition of Concentra Inc. (“Concentra”), the indirect operating subsidiary of Concentra Group Holdings, LLC (“Group Holdings”), and its subsidiaries.  Pursuant to the terms of the stock purchase agreement (the “Purchase Agreement”), dated as of March 22, 2015, by and among MJ Acquisition Corporation, Concentra and Humana Inc. (“Humana”), MJ Acquisition Corporation acquired 100% of the issued and outstanding equity securities of Concentra from Humana for $1,047.2 million, net of $3.8 million of cash acquired.

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

MJ Acquisition Corporation entered into the Concentra credit facilities (Refer to Footnote 7 - Indebtedness) to fund a portion of the purchase price for all of the issued and outstanding stock of Concentra. Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra credit facilities.

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

Concentra, formed in 1979, is one of the largest providers of occupational health, consumer health, physical therapy and veteran’s healthcare services in the United States based on the number of facilities.  As of September 30, 2015, Concentra operated 300 freestanding medical centers in 38 states, 141 medical facilities located at the workplaces of Concentra’s employer customers and 34 Department of Veterans Affairs community-based outpatient clinics.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed, in accordance with the acquisition method of accounting (in thousands):

Cash and cash equivalents	$3,772
Identifiable tangible assets, excluding cash and cash equivalents	390,751
Identifiable intangible assets	190,000
Goodwill	715,304
Total assets	1,299,827

Total current liabilities	91,598
Total non-current liabilities	124,934
Non-controlling interests	32,336
Total liabilities	248,868

Net assets acquired	1,050,959
Less: Cash and cash equivalents acquired	3,772
Net cash paid	$1,047,187

Goodwill of $715.3 million has been preliminarily recognized in the transaction, representing the excess of the purchase price over the value of the tangible and intangible assets acquired and liabilities assumed. The factors considered in determining the goodwill that resulted from the Concentra purchase price included Concentra’s future earnings potential and the value of Concentra’s assembled workforce. The goodwill has been allocated to the Concentra segment and is not deductible for tax purposes. However, prior to its acquisition by MJ Acquisition Corporation, Concentra completed certain acquisitions that resulted in goodwill with an estimated value of $21.1 million that is deductible for tax purposes, which the Company will deduct through 2025.

For the three months ended September 30, 2015, Concentra contributed net revenue of $259.0 million and net income of approximately $0.3 million which is reflected in the Company’s consolidated statement of operations.

For the period of June 1, 2015 through September 30, 2015, Concentra contributed net revenue of $345.8 million and a net loss of approximately $0.1 million which is reflected in the Company’s consolidated statement of operations. We incurred $4.7 million of acquisition costs in the nine months ended September 30, 2015. Acquisition costs consist of legal, advisory, and due diligence fees and expenses.

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Concentra occurred January 1, 2014. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands, except per share amounts)

Net revenue	$1,017,953	$1,021,123	$3,051,398	$3,115,773
Net income	25,011	29,406	88,843	100,628
Income per common share:
Basic	$0.19	$0.22	$0.67	$0.77
Diluted	$0.19	$0.22	$0.66	$0.76

The pro forma financial information is based on the preliminary allocation of the purchase price and therefore subject to adjustment upon finalizing the purchase price allocation during the measurement period. The net income tax impact was calculated at a statutory rate, as if Concentra had been a subsidiary of the company as of January 1, 2014.

Pro forma results for the three months ended September 30, 2014 were adjusted to include approximately $12.1 million of interest expense, an income tax benefit of approximately $2.5 million, approximately $0.5 million of rent expense, and approximately $0.2 million in net loss attributable to non-controlling interests. Results for the same period were also adjusted to exclude amortization expense of approximately $1.0 million.

Pro forma results for the nine months ended September 30, 2015 were adjusted to include approximately $19.8 million of interest expense, an income tax benefit of approximately $3.5 million, approximately $1.3 million in net income attributable to non-controlling interests, and approximately $0.9 million of rent expense. Results for the same period were also adjusted to exclude seller costs of $6.0 million, Concentra acquisition costs of $4.7 million, and amortization expense of approximately $1.8 million.

Pro forma results for the nine months ended September 30, 2014 were adjusted to include approximately $36.1 million of interest expense, an income tax benefit of approximately $7.5 million, $4.7 million of Concentra acquisition costs, approximately $2.2 million of net loss attributable to non-controlling interests, and approximately $1.4 million of rent expense.  Results for the same period were also adjusted to exclude amortization expense of approximately $3.1 million.

4.              Property and Equipment

Property and equipment consists of the following:

	December 31, 2014	September 30, 2015
	(in thousands)
Land	$71,635	$74,661
Leasehold improvements	155,648	287,788
Buildings and improvements	396,228	407,726
Furniture and equipment	272,919	355,548
Construction-in-progress	41,230	106,802
Total property and equipment	937,660	1,232,525
Accumulated depreciation and amortization	(395,350)	(432,095)
Property and equipment, net	$542,310	$800,430

Depreciation expense was $28.5 million and $17.4 million for the three months ended September 30, 2015 and 2014, respectively.  Depreciation expense was $66.3 million and $50.6 million for the nine months ended September 30, 2015 and 2014, respectively.

5.              Intangible Assets

The net carrying value of the Company’s goodwill and identifiable intangible assets consist of the following:

	December 31, 2014	September 30, 2015
	(in thousands)

Goodwill	$1,642,083	$2,367,228

Identifiable intangibles:
Trademarks	$57,709	$140,709
Certificates of need	12,727	12,983
Accreditations	2,083	2,083
Customer relationships	—	102,865
Total identifiable intangibles	$72,519	$258,640

Amortization expense was $3.0 million and $0.2 for the three months ended September 30, 2015 and 2014, respectively.  Amortization expense was $4.4 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At September 30, 2015, the accreditations and trademarks have a weighted average time until next renewal of approximately 1.5 years and 4.1 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2015 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2014	$1,335,460	$306,623	$—	$1,642,083
Goodwill acquired	9,922	—	702,023	711,945
Measurement period adjustment	(53)	—	13,281	13,228
Disposal of business	—	(28)	—	(28)
Balance as of September 30, 2015	$1,345,329	$306,595	$715,304	$2,367,228

Refer to Footnote 3 — Concentra Acquisition for details of the goodwill acquired during the period.

6.              Investments in Unconsolidated Subsidiaries

During the three months ended September 30, 2015, the Company sold an equity investment in an unconsolidated subsidiary of a start-up healthcare company for $33.1 million, which resulted in a gain on the sale of an equity investment of $29.6 million.  The gain on sale of the equity investment was classified as non-operating income in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2015.  The proceeds of $33.1 million were classified as cash provided from an investing activity in the condensed consolidated statements of cash flows for the nine months ended September 30, 2015.

For the nine months ended September 30, 2015 and 2014, the Company received cash distributions of $11.8 million and $11.9 million, respectively.  The cash distributions were determined to be a return on capital from certain of its unconsolidated equity investments and were classified as cash provided by operating activities in its condensed consolidated statements of cash flows.  The prior-year amount was reclassified in order to conform to the current year presentation.

7.              Indebtedness

For purposes of this indebtedness footnote, references to Select exclude Concentra, because the Concentra credit facilities are non-recourse to Holdings and Select.

The components of long-term debt and notes payable are as follows:

	December 31, 2014	September 30, 2015
	(in thousands)
Select 6.375% senior notes(1)	$711,465	$711,293
Select credit facilities:
Select revolving facility	60,000	225,000
Select term loans(2)	775,996	750,156
Other - Select	5,515	14,375
Total Select debt	1,552,976	1,700,824
Less: Select current maturities	10,874	11,617
Select long-term debt maturities	$1,542,102	$1,689,207

Concentra credit facilities:
Concentra revolving facility		$—
Concentra term loans(3)		645,886
Other - Concentra		4,034
Total Concentra debt		649,920
Less: Concentra current maturities		6,049
Concentra long-term debt maturities		$643,871

Total current maturities	$10,874	$17,666
Total long-term debt maturities	1,542,102	2,333,078
Total debt	$1,552,976	$2,350,744

(1)         Includes unamortized premium of $1.5 million and $1.3 million at December 31, 2014 and September 30, 2015, respectively.

(2)         Includes unamortized discounts of $4.2 million and $3.1 million at December 31, 2014 and September 30, 2015, respectively.

(3)         Includes unamortized discounts of $3.0 million at September 30, 2015.

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

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from October 1, 2015 through December 31, 2015 and the years after 2015 are approximately as follows and are presented including the discounts on Select term loans and premium on Select’s senior notes, and including the discounts on Concentra credit facilities:

	Select	Concentra	Total
	(in thousands)
October 1 – December 31, 2015	$2,577	$1,578	$4,155
2016	283,412	5,504	288,916
2017	6,402	4,139	10,541
2018	695,645	4,151	699,796
2019	2,465	4,165	6,630
2020 and beyond	710,323	630,383	1,340,706
Total	$1,700,824	$649,920	$2,350,744

Loss on Early Retirement of Debt

On March 4, 2014, Select amended the Select term loans under the Select credit facilities.  During the nine months ended September 30, 2014, the Company recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to the Select term loans modifications.

8.              Fair Value

Financial instruments include cash and cash equivalents, notes payable, and long-term debt.  The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The carrying value of the Select credit facilities was $836.0 million and $975.2 million at December 31, 2014 and September 30, 2015, respectively.  The fair value of the Select credit facilities was $816.6 million and $960.6 million at December 31, 2014 and September 30, 2015, respectively.  The fair value of the Select credit facilities was based on quoted market prices for this debt in the syndicated loan market.

The carrying value of Select’s 6.375% senior notes was $711.5 million and $711.3 million at December 31, 2014 and September 30, 2015, respectively.  The fair value of Select’s 6.375% senior notes was $722.4 million and $695.8 million at December 31, 2014 and September 30, 2015, respectively.  The fair value of this debt was based on quoted market prices.

The carrying value of the Concentra term loans was $645.9 million at September 30, 2015.  The fair value of the Concentra term loans, was $649.3 million at September 30, 2015.  The fair value of Concentra term loans was based on quoted market prices for this debt in the syndicated loan market.

The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy.  Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active.

9.              Segment Information

The Company’s reportable segments consist of: (i) specialty hospitals, (ii) outpatient rehabilitation, and (iii) Concentra. Other activities include the Company’s corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, equity in earnings (losses) of unconsolidated subsidiaries, and gain on sale of equity investment.

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	Three Months Ended September 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)

Net operating revenues	$556,335	$201,720		$14	$758,069
Adjusted EBITDA	80,950	23,012		(17,162)	86,800
Total assets	2,223,808	531,285		106,984	2,862,077
Capital expenditures	18,167	3,430		1,260	22,857

	Three Months Ended September 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)

Net operating revenues	$562,328	$199,593	$258,969	$233	$1,021,123
Adjusted EBITDA	53,656	23,807	25,584	(18,536)	84,511
Total assets	2,333,049	541,435	1,332,975	106,946	4,314,405
Capital expenditures	27,494	4,023	9,640	3,923	45,080

	Nine Months Ended September 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)

Net operating revenues	$1,678,793	$614,368		$248	$2,293,409
Adjusted EBITDA	261,788	74,433		(51,239)	284,982
Total assets	2,223,808	531,285		106,984	2,862,077
Capital expenditures	59,465	9,606		4,279	73,350

	Nine Months Ended September 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)

Net operating revenues	$1,753,445	$603,831	$345,798	$457	$2,703,531
Adjusted EBITDA	241,575	74,662	36,783	(54,672)	298,348
Total assets	2,333,049	541,435	1,332,975	106,946	4,314,405
Capital expenditures	81,329	11,048	13,494	8,121	113,992

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$80,950	$23,012		$(17,162)
Depreciation and amortization	(13,445)	(3,210)		(929)
Stock compensation expense	—	—		(3,199)
Income (loss) from operations	$67,505	$19,802		$(21,290)	$66,017
Equity in earnings of unconsolidated subsidiaries					1,988
Interest expense					(21,753)
Income before income taxes					$46,252

	Three Months Ended September 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$53,656	$23,807	$25,584	$(18,536)
Depreciation and amortization	(13,782)	(3,247)	(13,316)	(1,127)
Stock compensation expense	—	—	(811)	(4,014)
Income (loss) from operations	$39,874	$20,560	$11,457	$(23,677)	$48,214
Gain on sale of equity investment					29,647
Equity in earnings of unconsolidated subsidiaries					6,348
Interest expense					(33,052)
Income before income taxes					$51,157

	Nine Months Ended September 30, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$261,788	$74,433		$(51,239)
Depreciation and amortization	(38,607)	(9,647)		(2,755)
Stock compensation expense	—	—		(7,319)
Income (loss) from operations	$223,181	$64,786		$(61,313)	$226,654
Loss on early retirement of debt					(2,277)
Equity in earnings of unconsolidated subsidiaries					4,135
Interest expense					(64,032)
Income before income taxes					$164,480

	Nine Months Ended September 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$241,575	$74,662	$36,783	$(54,672)
Depreciation and amortization	(40,409)	(9,564)	(17,510)	(3,185)
Stock compensation expense	—	—	(811)	(9,664)
Concentra acquisition costs	—	—	(4,715)	—
Income (loss) from operations	$201,166	$65,098	$13,747	$(67,521)	$212,490
Gain on sale of equity investment					29,647
Equity in earnings of unconsolidated subsidiaries					12,788
Interest expense					(79,728)
Income before income taxes					$175,197

(1)         The selected financial data for the Company’s Concentra segment for the periods presented begins as of June 1, 2015, which is the date the Concentra acquisition was consummated.

10.       Income per Common Share

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$26,530	$29,406	$94,915	$101,409
Less: Earnings allocated to unvested restricted stockholders	808	923	2,519	2,925
Net income available to common stockholders	$25,722	$28,483	$92,396	$98,484

Denominator:
Weighted average shares — basic	126,639	127,386	129,706	127,541
Effect of dilutive securities:
Stock options	390	263	471	303
Weighted average shares — diluted	127,029	127,649	130,177	127,844

Basic income per common share	$0.20	$0.22	$0.71	$0.77
Diluted income per common share	$0.20	$0.22	$0.71	$0.77

11.       Commitment and Contingencies

Leases

The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at September 30, 2015 are approximately as follows:

	Select	Concentra	Total
	(in thousands)
October 1 – December 31, 2015	$37,292	$15,576	$52,868
2016	139,770	55,994	195,764
2017	117,681	49,564	167,245
2018	95,355	40,763	136,118
2019	75,061	33,144	108,205
Thereafter	404,238	83,050	487,288
	$869,397	$278,091	$1,147,488

Total rent expense for operating leases, including cancelable leases, for the three months ended September 30, 2015 and 2014 was $59.1 million, including $14.4 million for Concentra, and $42.5 million, respectively.  Total rent expense for operating leases, including cancelable leases, for the nine months ended September 30, 2015 and 2014 was $152.4 million, including $19.0 million for Concentra, and $126.3 million, respectively.

Property rent expense to unrelated parties for the three months ended September 30, 2015 and 2014 was $45.9 million, including $13.5 million for Concentra, and $31.4 million, respectively.  Property rent expense to unrelated parties for the nine months ended September 30, 2015 and 2014 was $114.7 million, including $18.0 million for Concentra, and $93.0 million, respectively.

Construction Commitments

At September 30, 2015, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties, inpatient rehabilitation facilities, and Concentra facilities totaling approximately $37.8 million.

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

On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital — Evansville, LLC (“SSH-Evansville”), Select Employment Services, Inc., and Dr. Richard Sloan.  The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act.  The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville.  The plaintiff-relators allege that that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary.  They also allege that the defendants engaged in retaliation in violation of federal and state law.  The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013.  All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene.  On June 19, 2015, the U.S. Department of Justice notified the court of its decision not to intervene in the case, and the court thereafter approved a case management plan imposing certain deadlines, including the filing of a Second Amended Complaint.  The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital — Knoxville, Inc. (“SSH-Knoxville”), Select Specialty Hospital — North Knoxville, Inc. and ten current or former employees of these facilities.  The Complaint was unsealed after the United States and the State of Tennessee notified the Court on July 13, 2015 that each had decided not to intervene in the case.  The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville.  The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing.  The Complaint was served on some of the defendants during October 2015. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

On September 30, 2015, the federal District Court for the Middle District of Florida unsealed a qui tam Complaint in Benjamin A. Van Raalte, M.D., Michael J. Cascio, M.D. and John J. Murtaugh v. Healogics, Inc., et al., No. 6:14-cv-00283-GAP-KRS. In addition to naming Healogics, Inc., the Complaint names approximately 500 defendants, which are alleged to be hospitals that have contracted with Healogics, Inc. to run the hospitals’ wound care centers. One of the named defendants is “Select Medical” and Attachment 1 to the Complaint identifies Kessler Center for Wound Care in Ramsey, New Jersey, which is owned by a subsidiary of the Company that has a contract with Healogics, Inc. The Complaint, which has not yet been served on the Company, is a civil action that was filed under seal on June 30, 2014, and was unsealed after 29 States and the United States notified the Court that each had decided not to intervene in the case. The Complaint alleges that Healogics, Inc., with the cooperation of the defendant hospitals, caused the wound care centers to perform unnecessary services, to upcode for services, to provide services that were not medically necessary, and to bill for services that were not provided, all in violation of the federal False Claims Act and various state false claims acts. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

12.  Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2014 and September 30, 2015, and for the three and nine months ended September 30, 2014 and 2015.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

During the year ended December 31, 2014, the Company purchased the remaining outstanding non-controlling interest in a specialty hospital business changing the entity from a non-guarantor subsidiary to a guarantor subsidiary.  The three and nine months ended September 30, 2014 have been retrospectively revised based on the guarantor structure that has existed since December 31, 2014.

Select Medical Corporation

Condensed Consolidating Balance Sheet

September 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$5,070	$4,143	$715	$12,707	$—		$22,635
Accounts receivable, net	—	381,794	66,420	126,631	—		574,845
Current deferred tax asset	10,487	3,575	3,646	5,638	—		23,346
Intercompany receivables	—	2,035,460	142,959	—	(2,178,419	)(a)	—
Prepaid income taxes	—	—	—	3,066	(763	)(e)	2,303
Other current assets	9,950	34,930	5,375	28,147	—		78,402
Total Current Assets	25,507	2,459,902	219,115	176,189	(2,179,182)		701,531

Property and equipment, net	34,428	511,997	55,680	198,325	—		800,430
Investment in affiliates	4,107,499	83,840	—	—	(4,191,339	)(b)(c)	—
Goodwill	—	1,651,924	—	715,304	—		2,367,228
Non-current deferred tax asset	16,257	—	—	—	(16,257	)(d)	—
Other identifiable intangibles	—	72,775	—	185,865	—		258,640
Other assets	26,630	101,960	694	57,292	—		186,576

Total Assets	$4,210,321	$4,882,398	$275,489	$1,332,975	$(6,386,778)		$4,314,405

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$24,099	$—	$—	$—	$—		$24,099
Current portion of long-term debt and notes payable	8,687	1,709	1,221	6,049	—		17,666
Accounts payable	9,313	91,736	12,332	5,236	—		118,617
Intercompany payables	2,035,460	142,959	—	—	(2,178,419	)(a)	—
Accrued payroll	15,993	80,742	367	35,770	—		132,872
Accrued vacation	5,974	48,970	9,100	8,431	—		72,475
Accrued interest	22,255	50	—	2,995	—		25,300
Accrued other	41,714	40,509	10,295	38,942	—		131,460
Income taxes payable	763	—	—	—	(763	)(e)	—
Total Current Liabilities	2,164,258	406,675	33,315	97,423	(2,179,182)		522,489

Long-term debt, net of current portion	1,168,868	427,959	92,380	643,871	—		2,333,078
Non-current deferred tax liability	—	113,557	6,695	78,968	(16,257	)(d)	182,963
Other non-current liabilities	51,898	43,726	5,274	44,379	—		145,277

Total Liabilities	3,385,024	991,917	137,664	864,641	(2,195,439)		3,183,807

Redeemable non-controlling interests	—	—	11,593	245,529	—		257,122

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	898,968	—	—	—	—		898,968
Retained earnings (accumulated deficit)	(73,671)	1,198,862	(380)	(140)	(1,198,342	)(c)	(73,671)
Subsidiary investment	—	2,691,619	83,443	217,935	(2,992,997	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	825,297	3,890,481	83,063	217,795	(4,191,339)		825,297

Non-controlling interests	—	—	43,169	5,010	—		48,179
Total Equity	825,297	3,890,481	126,232	222,805	(4,191,339)		873,476
Total Liabilities and Equity	$4,210,321	$4,882,398	$275,489	$1,332,975	$(6,386,778)		$4,314,405

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

(e) Reclass of income taxes payable to report net prepaid income taxes in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$233	$644,181	$117,740	$258,969	$—		$1,021,123

Costs and expenses:
Cost of services	581	568,084	102,588	229,696	—		900,949
General and administrative	22,169	32	—	—	—		22,201
Bad debt expense	—	11,994	1,793	4,500	—		18,287
Depreciation and amortization	1,128	14,334	2,694	13,316	—		31,472
Total costs and expenses	23,878	594,444	107,075	247,512	—		972,909

Income (loss) from operations	(23,645)	49,737	10,665	11,457	—		48,214

Other income and expense:
Intercompany interest and royalty fees	(355)	347	8	—	—		—
Intercompany management fees	(1,967)	7,887	(5,920)	—	—		—
Gain on sale of equity investment	—	29,647	—	—	—		29,647
Equity in earnings of unconsolidated subsidiaries	—	6,319	29	—	—		6,348
Interest expense	(15,029)	(6,091)	(1,577)	(10,355)	—		(33,052)

Income (loss) from operations before income taxes	(40,996)	87,846	3,205	1,102	—		51,157

Income tax expense (benefit)	(13,708)	32,823	(328)	(440)	—		18,347
Equity in earnings of subsidiaries	56,694	1,432	—	—	(58,126	)(a)	—

Net income	29,406	56,455	3,533	1,542	(58,126)		32,810

Less: Net income attributable to non-controlling interests	—	—	2,131	1,273	—		3,404

Net income attributable to Select Medical Corporation	$29,406	$56,455	$1,402	$269	$(58,126)		$29,406

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$457	$1,993,777	$363,499	$345,798	$—		$2,703,531

Costs and expenses:
Cost of services	1,591	1,693,375	309,799	304,448	—		2,309,213
General and administrative	63,387	(185)	—	4,715	—		67,917
Bad debt expense	—	30,711	7,154	5,378	—		43,243
Depreciation and amortization	3,186	42,015	7,957	17,510	—		70,668
Total costs and expenses	68,164	1,765,916	324,910	332,051	—		2,491,041

Income (loss) from operations	(67,707)	227,861	38,589	13,747	—		212,490

Other income and expense:
Intercompany interest and royalty fees	(952)	932	20	—	—		—
Intercompany management fees	37,320	(18,911)	(18,409)	—	—		—
Gain on sale of equity investment	—	29,647		—	—		29,647
Equity in earnings of unconsolidated subsidiaries	—	12,718	70	—	—		12,788
Interest expense	(43,210)	(18,175)	(4,619)	(13,724)	—		(79,728)

Income (loss) from operations before income taxes	(74,549)	234,072	15,651	23	—		175,197

Income tax expense (benefit)	(25,644)	93,389	(1,562)	(1,135)	—		65,048
Equity in earnings of subsidiaries	150,314	9,724	—	—	(160,038	)(a)	—

Net income	101,409	150,407	17,213	1,158	(160,038)		110,149

Less: Net income attributable to non-controlling interests	—	—	7,443	1,297	—		8,740

Net income (loss) attributable to Select Medical Corporation	$101,409	$150,407	$9,770	$(139)	$(160,038)		$101,409

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non- Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$101,409	$150,407	$17,213	$1,158	$(160,038	)(a)	$110,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	11,737	77	—	—		11,814
Depreciation and amortization	3,186	42,015	7,957	17,510	—		70,668
Provision for bad debts	—	30,711	7,154	5,378	—		43,243
Equity in earnings of unconsolidated subsidiaires	—	(12,718)	(70)	—	—		(12,788)
Gain on sale of assets and businesses	—	(1,257)	(6)	(1)	—		(1,264)
Gain on sale of equity investment	—	(29,647)	—	—	—		(29,647)
Stock compensation expense	8,433	—	—	811	—		9,244
Amortization of debt discount and issuance costs	5,500	—	—	1,246	—		6,746
Deferred income taxes	(6,925)	—	—	—	—		(6,925)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(150,314)	(9,724)	—	—	160,038	(a)	—
Accounts receivable	—	(35,725)	(6,085)	(6,968)	—		(48,778)
Other current assets	(2,090)	(2,006)	(12)	(472)	—		(4,580)
Other assets	5,833	(1,546)	253	—	—		4,540
Accounts payable	(572)	8,139	(2,011)	(2,509)	—		3,047
Accrued expenses	12,541	15,433	2,713	2,029	—		32,716
Income taxes	18,410	—	—	(3,164)	—		15,246
Net cash provided by (used in) operating activities	(4,589)	165,819	27,183	15,018	—		203,431

Investing activities
Purchases of property and equipment	(8,119)	(87,070)	(5,309)	(13,494)	—		(113,992)
Proceeds from sale of assets	—	1,519	9	14	—		1,542
Investment in businesses	—	(826)	(877)	—	—		(1,703)
Proceeds from sale of equity investment	—	33,096	—	—	—		33,096
Acquisition of businesses, net of cash acquired	—	—	(2,686)	(1,047,186)	—		(1,049,872)
Net cash used in investing activities	(8,119)	(53,281)	(8,863)	(1,060,666)	—		(1,130,929)

Financing activities
Borrowings on revolving facilities	830,000	—	—	10,000	—		840,000
Payments on revolving facilities	(665,000)	—	—	(10,000)	—		(675,000)
Payments on Select term loans	(26,884)	—	—	—	—		(26,884)
Proceeds from Concentra term loans, net of discounts	—	—	—	646,875	—		646,875
Borrowings of other debt	6,486	—	1,547	3,008	—		11,041
Principal payments on other debt	(8,800)	(1,313)	(796)	(2,258)	—		(13,167)
Debt issuance costs	—	—	—	(23,300)	—		(23,300)
Proceeds from bank overdrafts	2,353	—	—	—	—		2,353
Equity investment by Holdings	1,604	—	—	—	—		1,604
Dividends paid to Holdings	(26,751)	—	—	—	—		(26,751)
Intercompany	(95,683)	(109,536)	(12,716)	217,935	—		—
Proceeds from issuance of non-controlling interests	—	—	—	217,065	—		217,065
Tax benefit from stock based awards	383	—	—	—	—		383
Distributions to non-controlling interests	—	—	(6,470)	(970)	—		(7,440)
Net cash provided by (used in) financing activities	17,708	(110,849)	(18,435)	1,058,355	—		946,779

Net increase (decrease) in cash and cash equivalents	5,000	1,689	(115)	12,707	—		19,281

Cash and cash equivalents at beginning of period	70	2,454	830	—	—		3,354
Cash and cash equivalents at end of period	$5,070	$4,143	$715	$12,707	$—		$22,635

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2014

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$70	$2,454	$830	$—		$3,354
Accounts receivable, net	—	376,780	67,489	—		444,269
Current deferred tax asset	10,186	2,458	3,347	—		15,991
Prepaid income taxes	17,888	—	—	—		17,888
Intercompany receivables	—	1,698,600	121,447	(1,820,047	)(a)	—
Other current assets	7,860	32,919	5,363	—		46,142
Total Current Assets	36,004	2,113,211	198,476	(1,820,047)		527,644

Property and equipment, net	17,521	468,138	56,651	—		542,310
Investment in affiliates	3,725,915	82,514	—	(3,808,429	)(b)(c)	—
Goodwill	—	1,642,083	—	—		1,642,083
Non-current deferred tax asset	11,230	—	—	(11,230	)(d)	—
Other identifiable intangibles	—	72,519	—	—		72,519
Other assets	32,463	106,843	947	—		140,253

Total Assets	$3,823,133	$4,485,308	$256,074	$(5,639,706)		$2,924,809

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$21,746	$—	$—	$—		$21,746
Current portion of long-term debt and notes payable	8,496	1,844	534	—		10,874
Accounts payable	9,885	84,304	14,343	—		108,532
Intercompany payables	1,820,047	—	—	(1,820,047	)(a)	—
Accrued payroll	17,410	79,435	245	—		97,090
Accrued vacation	5,070	49,315	8,747	—		63,132
Accrued interest	10,596	78	—	—		10,674
Accrued other	39,801	34,107	8,468	—		82,376
Total Current Liabilities	1,933,051	249,083	32,337	(1,820,047)		394,424

Long-term debt, net of current portion	1,098,151	364,794	79,157	—		1,542,102
Non-current deferred tax liability	—	112,013	8,420	(11,230	)(d)	109,203
Other non-current liabilities	52,416	35,576	4,863	—		92,855

Total Liabilities	3,083,618	761,466	124,777	(1,831,277)		2,138,584

Redeemable non-controlling interests	—	—	10,985	—		10,985

Stockholder’s Equity:
Common stock	0	—	—	—		0
Capital in excess of par	885,407	—	—	—		885,407
Retained earnings (accumulated deficit)	(145,892)	1,048,455	8,366	(1,056,821	)(c)	(145,892)
Subsidiary investment	—	2,675,387	76,221	(2,751,608	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	739,515	3,723,842	84,587	(3,808,429)		739,515

Non-controlling interests	—	—	35,725	—		35,725
Total Equity	739,515	3,723,842	120,312	(3,808,429)		775,240

Total Liabilities and Equity	$3,823,133	$4,485,308	$256,074	$(5,639,706)		$2,924,809

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2014

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$14	$645,137	$112,918	$—		$758,069

Costs and expenses:
Cost of services	549	544,852	98,991	—		644,392
General and administrative	19,790	(71)	—	—		19,719
Bad debt expense	—	8,802	1,555	—		10,357
Depreciation and amortization	926	14,113	2,545	—		17,584
Total costs and expenses	21,265	567,696	103,091	—		692,052

Income (loss) from operations	(21,251)	77,441	9,827	—		66,017

Other income and expense:
Intercompany interest and royalty fees	(272)	269	3	—		—
Intercompany management fees	33,492	(27,764)	(5,728)	—		—
Equity in earnings of unconsolidated subsidiaries	—	1,961	27	—		1,988
Interest expense	(14,597)	(6,017)	(1,139)	—		(21,753)

Income (loss) from operations before income taxes	(2,628)	45,890	2,990	—		46,252

Income tax expense (benefit)	(492)	17,780	668	—		17,956
Equity in earnings of subsidiaries	28,666	941	—	(29,607	)(a)	—

Net income	26,530	29,051	2,322	(29,607)		28,296

Less: Net income attributable to non-controlling interests	—	150	1,616	—		1,766
Net income attributable to Select Medical Corporation	$26,530	$28,901	$706	$(29,607)		$26,530

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2014

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$248	$1,973,703	$319,458	$—		$2,293,409

Costs and expenses:
Cost of services	1,479	1,648,809	275,749	—		1,926,037
General and administrative	58,433	(1,214)	—	—		57,219
Bad debt expense	—	27,848	4,642	—		32,490
Depreciation and amortization	2,753	41,022	7,234	—		51,009
Total costs and expenses	62,665	1,716,465	287,625	—		2,066,755

Income (loss) from operations	(62,417)	257,238	31,833	—		226,654

Other income and expense:
Intercompany interest and royalty fees	(820)	812	8	—		—
Intercompany management fees	107,159	(91,179)	(15,980)	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,074	61	—		4,135
Loss on early retirement of debt	(2,277)	—	—	—		(2,277)
Interest expense	(42,919)	(17,923)	(3,190)	—		(64,032)

Income (loss) from operations before income taxes	(1,274)	153,022	12,732	—		164,480

Income tax expense	773	61,843	1,207	—		63,823
Equity in earnings of subsidiaries	96,962	6,271	—	(103,233	)(a)	—

Net income	94,915	97,450	11,525	(103,233)		100,657

Less: Net income attributable to non-controlling interests	—	598	5,144	—		5,742
Net income attributable to Select Medical Corporation	$94,915	$96,852	$6,381	$(103,233)		$94,915

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$94,915	$97,450	$11,525	$(103,233	)(a)	$100,657
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	11,890	49	—		11,939
Depreciation and amortization	2,753	41,022	7,234	—		51,009
Provision for bad debts	—	27,848	4,642	—		32,490
Equity in earnings of unconsolidated subsidiaires	—	(4,074)	(61)	—		(4,135)
Loss on early retirement of debt	2,277	—	—	—		2,277
Loss (gain) on sale of assets and businesses	—	(1,351)	115	—		(1,236)
Stock compensation expense	7,391	—	—	—		7,391
Amortization of debt discount, premium and issuance costs	5,651	—	—	—		5,651
Deferred income taxes	2,844	—	—	—		2,844
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(96,962)	(6,271)	—	103,233	(a)	—
Accounts receivable	—	(41,937)	(10,987)	—		(52,924)
Other current assets	1,364	528	(1,401)	—		491
Other assets	3,444	(5,505)	(206)	—		(2,267)
Accounts payable	—	1,268	1,008	—		2,276
Accrued expenses	3,742	(6,113)	2,354	—		(17)
Income taxes	(4,203)	—	—	—		(4,203)
Net cash provided by operating activities	23,216	114,755	14,272	—		152,243

Investing activities
Purchases of property and equipment	(4,279)	(60,022)	(9,049)	—		(73,350)
Investment in businesses	—	(3,135)	—	—		(3,135)
Acquisition of businesses, net of cash acquired	—	(397)	(814)	—		(1,211)
Net cash used in investing activities	(4,279)	(63,554)	(9,863)	—		(77,696)

Financing activities
Borrowings on revolving credit facility	675,000	—	—	—		675,000
Payments on revolving credit facility	(655,000)	—	—	—		(655,000)
Payments on Select term loans	(33,994)	—	—	—		(33,994)
Issuance of 6.375% senior notes, includes premium	111,650	—	—	—		111,650
Borrowings of other debt	6,111	—	925	—		7,036
Principal payments on other debt	(7,452)	(1,424)	(2,820)	—		(11,696)
Debt issuance costs	(4,434)	—	—	—		(4,434)
Proceeds from bank overdrafts	10,304	—	—	—		10,304
Equity investment by Holdings	5,545	—	—	—		5,545
Dividends paid to Holdings	(169,314)	—	—	—		(169,314)
Intercompany	50,646	(51,824)	1,178	—		—
Proceeds from issuance of non-controlling interests	—	—	185	—		185
Distributions to non-controlling interests	—	—	(3,119)	—		(3,119)
Net cash used in financing activities	(10,938)	(53,248)	(3,651)	—		(67,837)

Net increase (decrease) in cash and cash equivalents	7,999	(2,047)	758	—		6,710

Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319
Cash and cash equivalents at end of period	$8,070	$1,051	$1,908	$—		$11,029

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

Overview

We began operations in 1997 and have grown to be one of the largest operators of specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. On June 1, 2015, a joint venture created by Select and WCAS consummated the acquisition of Concentra, which provides occupational health, consumer health, physical therapy, and veteran’s healthcare services throughout the United States. As of September 30, 2015, we operated 127 specialty hospitals in 28 states, and 1,033 outpatient rehabilitation clinics in 31 states and the District of Columbia.  Through our contract therapy business we provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools, and work sites.  Concentra operated 300 centers in 38 states.  Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics.  We had operations in 46 states and the District of Columbia.

We manage our Company through three business segments, our specialty hospital segment, our outpatient rehabilitation segment and, as of June 1, 2015, the Concentra segment. The statistics related to the operation of the Concentra segment, and used for calculations in our discussion and analysis of our financial condition and results of operations for the period discussed herein, began as of June 1, 2015, which is the date the Concentra acquisition was consummated. We had net operating revenues of $2,703.5 million for the nine months ended September 30, 2015. Of this total, we earned approximately 65% of our net operating revenues from our specialty hospitals segment, approximately 22% from our outpatient rehabilitation segment, and approximately 13% from the Concentra segment. Our specialty hospital segment consists of hospitals designed to serve the needs of long term acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders, and cancer. Our outpatient rehabilitation segment consists of clinics and contract therapy that provide physical, occupational, and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. The Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs community-based outpatient clinics that deliver occupational medicine, urgent care, physical therapy, and wellness services.

Significant Events

Concentra Transaction

On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with WCAS, consummated the acquisition of Concentra.  Pursuant to the terms of the Purchase Agreement, MJ Acquisition Corporation acquired 100% of the issued and outstanding equity securities of Concentra from Humana for $1,047.2 million, net of $3.8 million of cash acquired. Select used borrowings under the Select revolving facility to fund its portion of the equity contribution to Group Holdings in an aggregate amount equal to $217.9 million.  Group Holdings contributed those funds along with $217.1 million of equity contributions of its other members to MJ Acquisition Corporation, which used the funds, together with the borrowings under the Concentra credit facilities to pay the purchase price to Humana. The Concentra credit facilities consist of the Concentra first lien credit agreement and the Concentra second lien credit agreement. The Concentra first lien credit agreement provides for $500.0 million in first lien loans composed of a $450.0 million, seven-year term loan and a $50.0 million, five-year revolving credit facility. The $450.0 million Concentra first lien term loan was issued with a discount of $1.1 million resulting in proceeds of $448.9 million. The Concentra second lien credit agreement provides for a $200.0 million eight-year second lien term loan. The $200.0 million Concentra second lien term loan was issued with a discount of $2.0 million resulting in proceeds of $198.0 million.

Group Holdings is the indirect parent company of Concentra, the surviving entity of the merger between MJ Acquisition Corporation and Concentra.  Select owns 50.1% of the voting equity interests of Group Holdings.  Concentra’s financial results are consolidated with Select’s as of June 1, 2015.

Our acquisition costs related to the acquisition of Concentra were $4.7 million and are included in general and administrative expenses for the nine month period ended September 30, 2015. Concentra incurred $23.3 million of debt issuance costs related to the Concentra credit facilities through September 30, 2015.  The original issue discounts and debt issuance costs associated with the Concentra term loans are being amortized in interest expense beginning June 1, 2015 using the interest method which will continue over the total term of each respective facility.

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

New Specialty Hospital Start-up Operating Expenses

Select is developing several new specialty hospitals resulting in start-up costs which have the effect of increasing our operating expenses.  Adjusted EBITDA start-up losses were $3.1 million for the three months ended September 30, 2015, compared to $3.9 million for the three months ended September 30, 2014.  Adjusted EBITDA start-up losses were $11.9 million for the nine months ended September 30, 2015, compared to $8.6 million for the nine months ended September 30, 2014.

Gain on Sale of Equity Investment

For the three and nine months ended September 30, 2015, we had a gain on the sale of an equity investment of $29.6 million. The equity investment was a start-up company investment in which we owned a non-controlling interest.

Summary Financial Results

Three Months Ended September 30, 2015

For the three months ended September 30, 2015, our net operating revenues increased 34.7% to $1,021.1 million, compared to $758.1 million for the three months ended September 30, 2014.  We had income from operations of $48.2 million for the three months ended September 30, 2015, compared to $66.0 million for the three months ended September 30, 2014.  Income before income taxes included a non-operating, one-time gain of $29.6 million on the sale of an equity investment for the three months ended September 30, 2015. Net income attributable to Holdings was $29.4 million for the three months ended September 30, 2015, compared to $26.5 million for the three months ended September 30, 2014. Our Adjusted EBITDA for the three months ended September 30, 2015 decreased 2.6% to $84.5 million, compared to $86.8 million for the three months ended September 30, 2014 and our Adjusted EBITDA margin was 8.3% for the three months ended September

30, 2015, compared to 11.5% for the three months ended September 30, 2014.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Nine Months Ended September 30, 2015

For the nine months ended September 30, 2015, our net operating revenues increased 17.9% to $2,703.5 million, compared to $2,293.4 million for the nine months ended September 30, 2014.  We had income from operations of $212.5 million for the nine months ended September 30, 2015, compared to $226.7 million for the nine months ended September 30, 2014.  Income before income taxes included a non-operating, one-time gain of $29.6 million on the sale of an equity investment for the nine months ended September 30, 2015. Net income attributable to Holdings was $101.4 million for the nine months ended September 30, 2015, compared to $94.9 million for the nine months ended September 30, 2014.  Our Adjusted EBITDA for the nine months ended September 30, 2015 increased 4.7% to $298.3 million, compared to $285.0 million for the nine months ended September 30, 2014 and our Adjusted EBITDA margin was 11.0% for the nine months ended September 30, 2015, compared to 12.4% for the nine months ended September 30, 2014.  See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

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

Veterans Affairs

The Veterans Affairs health system is the largest integrated healthcare system in the U.S. and includes over 150 hospitals, 800 community-based outpatient clinics (of which only 166 are operated by contractors) and 260 veterans medical centers. As of September 30, 2015, we had 34 community-based outpatient clinics, which were established to provide services to veterans residing in catchment areas under agreements with the Department of Veterans Affairs. The awarding of such agreements is regulated by laws related to federal government procurements generally, including the Federal Acquisition Regulations. Our contracts with the Department of Veterans Affairs include administrative and clinical services, performance standards, qualifications and other contractor requirements, and information and security requirements. In general, our facilities furnishing outpatient services that are community-based outpatient clinics provide outpatient primary care in exchange for a capitated monthly fee based on the number of eligible patients then enrolled in that community-based outpatient clinic.

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

Fiscal Year 2016.  On August 17, 2015, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate was set at $41,763, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH PPS was set at $16,423, which is an increase from the fixed-loss amount in the 2015 fiscal year of $14,972.  The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate described below was set at $22,544.

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

Each of our LTCHs has their own unique annual cost reporting period.  As a result, the new payment limits will become effective for each of our LTCHs at different points in time over a twelve month period beginning on October 1, 2015.  Currently, 17 of our LTCHs have cost reporting periods commencing during the fourth quarter of 2015 and 37, 19 and 36 of our LTCHs have cost reporting periods commencing during the first quarter, second quarter and third quarters of 2016, respectively.

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

Fiscal Year 2014.  On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard payment conversion factor for discharges for fiscal year 2014 was $14,846, an increase from the fiscal year 2013 standard payment conversion factor of $14,343. The update to the standard payment conversion factor for fiscal year 2014 included a market basket increase of 2.6%, less a productivity adjustment of 0.5%, less an additional reduction of 0.3% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

Fiscal Year 2015.  On August 6, 2014, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard payment conversion factor for discharges for fiscal year 2015 is $15,198, an increase from the fiscal year 2014 standard payment conversion factor of $14,846. The update to the standard payment conversion factor for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848 from $9,272 established in the final rule for fiscal year 2014.

Fiscal Year 2016.  On August 6, 2015, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard payment conversion factor for discharges for fiscal year 2016 was set at $15,478, an increase from the standard payment conversion factor applicable during fiscal year 2015 of $15,198. The update to the standard federal rate for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, less an additional reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2016 to $8,658 from $8,848 established in the final rule for fiscal year 2015.

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

In the DRA, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The CHIP Act extends the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2018, except those services furnished and billed by outpatient hospital departments. The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it. We operated 1,033 outpatient rehabilitation clinics at September 30, 2015, of which 167 were provider based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Specialty Hospitals Data(1):
Number of hospitals owned - start of period	119	119	115	120
Number of hospitals acquired	1	—	1	1
Number of hospital start-ups	2	—	6	1
Number of hospitals closed/sold	(2)	(1)	(2)	(4)
Number of hospitals owned - end of period	120	118	120	118
Number of hospitals managed - end of period	9	9	9	9
Total number of hospitals (all) - end of period	129	127	129	127
Long term acute care hospitals	113	110	113	110
Rehabilitation hospitals	16	17	16	17
Available licensed beds (2)	5,311	5,150	5,311	5,150
Admissions (2)	13,787	13,927	41,524	42,352
Patient days (2)	332,120	338,412	1,004,049	1,034,166
Average length of stay (days) (2)	24	24	24	24
Net revenue per patient day (2)(3)	$1,543	$1,522	$1,546	$1,563
Occupancy rate (2)	68%	71%	70%	72%
Percent patient days - Medicare (2)	62%	59%	63%	60%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Outpatient Rehabilitation Data:
Number of clinics owned - start of period	901	881	885	880
Number of clinics acquired	2	—	14	7
Number of clinic start-ups	7	11	16	19
Number of clinics closed/sold	(27)	(2)	(32)	(16)
Number of clinics owned - end of period	883	890	883	890
Number of clinics managed - end of period	140	143	140	143
Total number of clinics (all) - end of period	1,023	1,033	1,023	1,033
Number of visits (2)	1,239,932	1,306,637	3,704,504	3,879,409
Net revenue per visit (2)(4)	$103	$103	$104	$103

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015 (7)
Concentra Data:
Number of centers owned - start of period	300	—
Number of centers acquired	—	300
Total number of centers - end of period	300	300
Number of visits (5)	1,980,496	2,654,330
Net revenue per visit (5)(6)	$114	$114

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

(7)         The selected financial data for the Company’s Concentra segment for the periods presented begins as of June 1, 2015, which is the date the Concentra acquisition was consummated.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	85.0	88.2	84.0	85.4
General and administrative	2.6	2.2	2.5	2.5
Bad debt expense	1.4	1.8	1.4	1.6
Depreciation and amortization	2.3	3.1	2.2	2.6
Income from operations	8.7	4.7	9.9	7.9
Loss on early retirement of debt	—	—	(0.1)	—
Equity in earnings of unconsolidated subsidiaries	0.3	0.6	0.2	0.5
Gain on sale of equity investment	—	2.9	—	1.1
Interest expense	(2.9)	(3.2)	(2.8)	(3.0)
Income before income taxes	6.1	5.0	7.2	6.5
Income tax expense	2.4	1.8	2.8	2.4
Net income	3.7	3.2	4.4	4.1
Net income attributable to non-controlling interests	0.2	0.3	0.3	0.3
Net income attributable to Holdings and Select	3.5%	2.9%	4.1%	3.8%

The following tables summarize selected financial data by business segment, for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2015	% Change	2014	2015	% Change
	(in thousands)			(in thousands)
Net operating revenues:
Specialty hospitals	$556,335	$562,328	1.1%	$1,678,793	$1,753,445	4.4%
Outpatient rehabilitation	201,720	199,593	(1.1)	614,368	603,831	(1.7)
Concentra(2)		258,969	N/A		345,798	N/A
Other(3)	14	233	N/M	248	457	N/M
Total company	$758,069	$1,021,123	34.7%	$2,293,409	$2,703,531	17.9%

Income (loss) from operations:
Specialty hospitals	$67,505	$39,874	(40.9)%	$223,181	$201,166	(9.9)%
Outpatient rehabilitation	19,802	20,560	3.8	64,786	65,098	0.5
Concentra(2)		11,457	N/A		13,747	N/A
Other(3)	(21,290)	(23,677)	(11.2)	(61,313)	(67,521)	(10.1)
Total company	$66,017	$48,214	(27.0)%	$226,654	$212,490	(6.2)%

Adjusted EBITDA:(4)
Specialty hospitals	$80,950	$53,656	(33.7)%	$261,788	$241,575	(7.7)%
Outpatient rehabilitation	23,012	23,807	3.5	74,433	74,662	0.3
Concentra(2)		25,584	N/A		36,783	N/A
Other(3)	(17,162)	(18,536)	(8.0)	(51,239)	(54,672)	(6.7)
Total company	$86,800	$84,511	(2.6)%	$284,982	$298,348	4.7%

Adjusted EBITDA margin:(4)
Specialty hospitals	14.6%	9.5%		15.6%	13.8%
Outpatient rehabilitation	11.4	11.9		12.1	12.4
Concentra(2)		9.9			10.6
Other(3)	N/M	N/M		N/M	N/M
Total company	11.5%	8.3%		12.4%	11.0%

Purchases of property and equipment:
Specialty hospitals	$18,167	$27,494		$59,465	$81,329
Outpatient rehabilitation	3,430	4,023		9,606	11,048
Concentra(2)		9,640			13,494
Other(3)	1,260	3,923		4,279	8,121
Total company	$22,857	$45,080		$73,350	$113,992

	As of September 30,
	2014	2015
	(in thousands)
Total assets:
Specialty hospitals	$2,223,808	$2,333,049
Outpatient rehabilitation	531,285	541,435
Concentra(2)		1,332,975
Other(3)	106,984	106,946
Total company	$2,862,077	$4,314,405

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

(4)         We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, equity in earnings (losses) of unconsolidated subsidiaries, and gain on sale of equity investment. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
	(in thousands)		(in thousands)
Net income	$28,296	$32,810	$100,657	$110,149
Income tax expense	17,956	18,347	63,823	65,048
Interest expense	21,753	33,052	64,032	79,728
Loss on early retirement of debt	—	—	2,277	—
Gain on sale of equity investment	—	(29,647)	—	(29,647)
Equity in earnings of unconsolidated subsidiaries	(1,988)	(6,348)	(4,135)	(12,788)
Stock compensation expense:
Included in general and administrative	2,650	3,433	5,840	8,073
Included in cost of services	549	1,392	1,479	2,402
Depreciation and amortization	17,584	31,472	51,009	70,668
Concentra acquisition costs	—	—	—	4,715
Adjusted EBITDA	$86,800	$84,511	$284,982	$298,348

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries, gain on sale of equity investment, interest expense, income taxes and non-controlling interest, which are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 34.7% to $1,021.1 million for the three months ended September 30, 2015, compared to $758.1 million for the three months ended September 30, 2014.

Specialty Hospital Segment.  Net operating revenues increased 1.1% to $562.3 million for the three months ended September 30, 2015, compared to $556.3 million for the three months ended September 30, 2014. The segment experienced growth in its net operating revenues primarily from a 1.9% increase in patient days offset in part by a 1.4% decrease in our net revenue per patient day. Patient days increased to 338,412 days for the three months ended September 30, 2015, as compared to 332,120 days for the three months ended September 30, 2014. The occupancy percentage was 71% for the three months ended September 30, 2015, compared to 68% for the three months ended September 30, 2014. The average net revenue per patient day decreased to $1,522 for the three months ended September 30, 2015, compared to $1,543 for the three months ended September 30, 2014, principally due to a decrease in our Medicare net revenue per patient day. Our Medicare net revenue per patient day was adversely affected by the anticipated conversion of most of our LTCHs to an August 31 Medicare cost report year-end. In May 2015, we received authorization from certain of our fiscal intermediaries to change the Medicare cost report year-end for most of our LTCHs to August 31. The LTCHs, which had a variety of year-end dates, began preparation for “stub” or shortened cost report years ending on August 31. With only a few months left in the current Medicare year, LTCHs with average lengths of stay below 25 days needed to be selective regarding admissions in order to meet the Medicare requirement that LTCHs have an average length of stay greater than 25 days. These LTCHs limited their admission of short stay patients and therefore experienced a decline in short stay volumes in the third quarter. Many of the patients admitted by such LTCHs had longer stays that had the effect of decreasing our Medicare rate in the third quarter. In July 2015, the fiscal intermediaries rescinded their approvals for the change of the Medicare cost report year-end for most of our LTCHs to August 31.

Outpatient Rehabilitation Segment.  Net operating revenues decreased to $199.6 million for the three months ended September 30, 2015, compared to $201.7 million for the three months ended September 30, 2014. This decrease resulted from a reduction in net operating revenues at our contract therapy business, offset in part by increases in net operating revenues at our outpatient rehabilitation clinics.  The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended September 30, 2015 increased 6.0%, compared to the three months ended September 30, 2014. This growth was principally due to a 5.4% increase in visits to 1,306,637 visits at our owned clinics.  Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the three months ended September 30, 2015 and 2014. The net operating revenues generated by our contract therapy business for the three months ended September 30, 2015 decreased $11.4 million, compared to the three months ended September 30, 2014, principally from contract terminations.

Concentra Segment. Net operating revenues were $259.0 million, visits were 1,980,496 in the centers, and net revenue per visit was $114 for the three months ended September 30, 2015.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $941.4 million, or 92.2% of net operating revenues, for the three months ended September 30, 2015, compared to $674.5 million, or 89.0% of net operating revenues, for the three months ended September 30, 2014.  Our cost of services, a major component of which is labor expense, was $900.9 million, or 88.2% of net operating revenues, for the three months ended September 30, 2015, compared to $644.4 million, or 85.0% of net operating revenues, for the three months ended September 30, 2014. A principal cause of the increase in cost of services, as a percentage of net operating revenues, resulted from higher relative cost of services in our specialty hospital segment due to increased labor costs associated with several training initiatives, including training to prepare for the adoption of patient criteria and incremental costs associated with a higher staff turnover rate for the three months ended September 30, 2015 as compared to 2014.  Additionally, our Concentra segment operated with a higher relative cost of services percentage to net operating revenues during the three months ended September 30, 2015 as compared to the relative cost of services percentage to net operating revenues experienced overall by Select in the three months ended September 30, 2014. This had the effect of increasing the total cost of services as a percentage of net operating revenues for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.  Facility rent expense, a component of cost of services, was $47.1 million, including $13.5 million at Concentra, for the three months ended September 30, 2015, compared to $32.5 million for the three months ended September 30, 2014.  General and administrative expenses were $22.2 million, or 2.2% of net operating revenues, for the three months ended September 30, 2015, compared to $19.7 million, or 2.6% of net operating revenues, for the three months ended September 30, 2014. The decrease in general and administrative expenses as a percentage of net operating revenues resulted principally from the addition of Concentra. Our bad debt expense was $18.3 million, or 1.8% of net operating revenues, for the three months ended September 30, 2015, compared to $10.4 million, or 1.4% of net operating revenues, for the three months ended September 30, 2014, principally as a result of higher relative bad debt expense in our specialty hospitals and at Concentra.

Adjusted EBITDA

Specialty Hospital Segment.  Adjusted EBITDA for our specialty hospital segment decreased to $53.7 million for the three months ended September 30, 2015, compared to $81.0 million for the three months ended September 30, 2014. The Adjusted EBITDA margin for the segment was 9.5% for the three months ended September 30, 2015, compared to 14.6% for the three months ended September 30, 2014. The decrease in Adjusted EBITDA and Adjusted EBITDA margin for the segment was attributable to the increased labor costs as discussed above under “Operating Expenses.”

Outpatient Rehabilitation Segment.  The Adjusted EBITDA for our outpatient rehabilitation segment increased 3.5% to $23.8 million for the three months ended September 30, 2015, compared to $23.0 million for the three months ended September 30, 2014. The Adjusted EBITDA margin for the segment was 11.9% for the three months ended September 30, 2015, compared to 11.4% for the three months ended September 30, 2014. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $1.6 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of increases in patient volume as discussed above under “Net Operating Revenues.”  The Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.8% for the three months ended September 30, 2015, compared to 13.6% for the three months ended September 30, 2014. Our contract therapy business experienced a decrease in Adjusted

EBITDA of $0.8 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, which principally resulted from contract terminations as discussed above under “Net Operating Revenues.”

Concentra Segment.  Adjusted EBITDA and the Adjusted EBITDA margin were $25.6 million and 9.9%, respectively, for the three months ended September 30, 2015.

Depreciation and Amortization

Depreciation and amortization expense was $31.5 million, including $13.3 million at Concentra, for the three months ended September 30, 2015, compared to $17.6 million for the three months ended September 30, 2014.

Income from Operations

For the three months ended September 30, 2015, we had income from operations of $48.2 million, compared to $66.0 million for the three months ended September 30, 2014. The decrease in our income from operations resulted principally from the increase in operating expenses of our specialty hospital segment as discussed above under “Operating Expenses.”

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended September 30, 2015, we had equity in earnings of unconsolidated subsidiaries of $6.3 million, compared to $2.0 million for the three months ended September 30, 2014. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures and improved financial results at the start-up companies in which we own a non-controlling interest.

Gain on Sale of Equity Investment

For the three months ended September 30, 2015, we had a gain on the sale of an equity investment of $29.6 million. The equity investment was a start-up company investment in which we owned a non-controlling interest.

Interest Expense

Interest expense was $33.1 million for the three months ended September 30, 2015, compared to $21.8 million for the three months ended September 30, 2014.  The increase in interest expense was principally due to increases in our indebtedness to finance the Concentra acquisition.

Income Taxes

We recorded income tax expense of $18.3 million for the three months ended September 30, 2015. The expense represented an effective tax rate of 35.9%.  We recorded income tax expense of $18.0 million for the three months ended September 30, 2014. The expense represented an effective tax rate of 38.8%.

Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discreet items and quarterly changes in our full year tax provision estimate.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $3.4 million for the three months ended September 30, 2015, compared to $1.8 million for the three months ended September 30, 2014.  These amounts represent the minority interest’s share of income and losses in consolidated entities which our ownership is less than 100.0%

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of equity investment, interest expense, income taxes and non-controlling interest, which are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 17.9% to $2,703.5 million for the nine months ended September 30, 2015, compared to $2,293.4 million for the nine months ended September 30, 2014.

Specialty Hospitals Segment. Net operating revenues increased 4.4% to $1,753.4 million for the nine months ended September 30, 2015, compared to $1,678.8 million for the nine months ended September 30, 2014. The segment experienced growth in its patient services revenues which resulted from increases in patient days and an increase in our net revenues per patient day. Patient days increased to 1,034,166 days for the nine months ended September 30, 2015, as compared to 1,004,049 days for the nine months ended September 30, 2014. The occupancy percentage was 72% for the nine months ended September 30, 2015, compared to 70% for the nine months ended September 30, 2014. The average net revenue per patient day increased to $1,563 for the nine months ended September 30, 2015, compared to $1,546 for the nine months ended September 30, 2014, due to increases in both our Medicare and non-Medicare net revenue per patient day.

Outpatient Rehabilitation Segment.  Net operating revenues decreased to $603.8 million for the nine months ended September 30, 2015, compared to $614.4 million for the nine months ended September 30, 2014. This decrease resulted from a reduction in net operating revenues at our contract therapy business, offset in part by increases in the segment’s net operating revenues at our outpatient rehabilitation clinics. The net operating revenues generated by our outpatient rehabilitation clinics for the nine months ended September 30, 2015 increased 5.0%, compared to the nine months ended September 30, 2014. This growth was principally due to a 4.7% increase in visits to 3,879,409 at our owned clinics.  Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for the nine months ended September 30, 2015, compared to $104 for the nine months ended September 30, 2014. The net operating revenues generated by our contract therapy business for the nine months ended September 30, 2015 decreased $33.7 million compared to the nine months ended September 30, 2014, which principally resulted from contract terminations.

Concentra Segment.  For the period from June 1, 2015 to September 30, 2015, net operating revenues were $345.8 million, visits were 2,654,330 in the centers, and net revenue per visit was $114.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $2,420.4 million, or 89.5% of net operating revenues, for the nine months ended September 30, 2015, compared to $2,015.7 million, or 87.9% of net operating revenues, for the nine months ended September 30, 2014.  Our cost of services, a major component of which is labor expense, was $2,309.2 million, or 85.4% of net operating revenues, for the nine months ended September 30, 2015, compared to $1,926.0 million, or 84.0% of net operating revenues for the nine months ended September 30, 2014. The principal cause of the increase in cost of services as a percentage of net operating revenues resulted from higher relative cost of services in our recently acquired Concentra segment as compared to the relevant cost of services percentage to net operating revenues experienced overall by Select in the nine months ended September 30, 2014 and increases in our cost of services in our specialty hospital segment, as discussed above under “Operating Expenses” for the three months ended September 30, 2015. Facility rent expense, a component of cost of services, was $118.2 million, including $18.0 million at Concentra, for the nine months ended September 30, 2015, compared to $96.1 million for the nine months ended September 30, 2014.  General and administrative expenses were $67.9 million, or 2.5% of net operating revenues, for the nine months ended September 30, 2015, compared to $57.2 million, or 2.5% of net operating revenues, for the nine months ended September 30, 2014. The increase in general and administrative expenses resulted primarily from Concentra acquisition costs of $4.7 million. Our bad debt expense was $43.2 million, or 1.6% of net operating revenues, for the nine months ended September 30, 2015, compared to $32.5 million, or 1.4% of net operating revenues, for the nine months ended September 30, 2014. This is principally a result of higher relative bad debt expense in our specialty hospitals and at Concentra.

Adjusted EBITDA

Specialty Hospital Segment. Adjusted EBITDA for the specialty hospital segment decreased to $241.6 million for the nine months ended September 30, 2015, compared to $261.8 million for the nine months ended September 30, 2014. The Adjusted EBITDA margin for the segment was 13.8% for the nine months ended September 30, 2015, compared to 15.6% for the nine months ended September 30, 2014. The decline in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals was attributable to increases in our cost of services and bad debt expense as discussed above under “Operating Expenses.”

Outpatient Rehabilitation Segment. Adjusted EBITDA for the outpatient rehabilitation segment increased to $74.7 million for the nine months ended September 30, 2015, compared to $74.4 million for the nine months ended September 30, 2014. The Adjusted EBITDA margin for the segment was 12.4% for the nine months ended September 30, 2015, compared to 12.1% for the nine months ended September 30, 2014. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $4.8 million for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of increases in net operating revenues as discussed above under “Net Operating Revenues.” The Adjusted EBITDA margin for our outpatient rehabilitation clinics was 14.0% for the nine months ended September 30, 2015, compared to 13.7% for the nine months ended September 30, 2014. Our contract therapy business experienced a decrease in Adjusted EBITDA of $4.5 million, compared to the nine months ended September 30, 2014, which principally resulted from contract terminations as discussed above under “Net Operating Revenues.”

Concentra Segment.  For the period June 1, 2015 to September 30, 2015, Adjusted EBITDA was $36.8 million and the Adjusted EBITDA margin for the segment was 10.6%.

Depreciation and Amortization

Depreciation and amortization expense was $70.7 million, including $17.5 million at Concentra, for the nine months ended September 30, 2015, compared to $51.0 million for the nine months ended September 30, 2014.

Income from Operations

For the nine months ended September 30, 2015, we had income from operations of $212.5 million, compared to $226.7 million for the nine months ended September 30, 2014. The decrease in our income from operations resulted principally from our specialty hospital segment, as discussed above under “Operating Expenses,” and was offset in part by the incremental effects of our Concentra segment since June 1, 2015.

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

Equity in Earnings of Unconsolidated Subsidiaries

For the nine months ended September 30, 2015, we had equity in earnings of unconsolidated subsidiaries of $12.8 million, compared to equity in earnings of unconsolidated subsidiaries of $4.1 million for the nine months ended September 30, 2014. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures and improved financial results at the start-up companies in which we own a non-controlling interest.

Gain on Sale of Equity Investment

For the nine months ended September 30, 2015, we had a gain on the sale of an equity investment of $29.6 million. The equity investment was a start-up company investment in which we owned a non-controlling interest.

Interest Expense

Interest expense was $79.7 million for the nine months ended September 30, 2015, compared to $64.0 million for the nine months ended September 30, 2014.  The increase in interest expense was principally due to increases in our indebtedness to finance the Concentra acquisition.

Income Taxes

We recorded income tax expense of $65.0 million for the nine months ended September 30, 2015. The expense represented an effective tax rate of 37.1%.  We recorded income tax expense of $63.8 million for the nine months ended September 30, 2014. The expense represented an effective tax rate of 38.8%.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $8.7 million for the nine months ended September 30, 2015, compared to $5.7 million for the nine months ended September 30, 2014.  These amounts represent the minority owner’s share of income and losses in consolidated entities which our ownership is less than 100.0%.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2015 and Nine Months Ended September 30, 2014

	Nine Months Ended September 30,
	2014	2015
	(in thousands)

Cash provided by operating activities	$152,243	$203,431
Cash used in investing activities	(77,696)	(1,130,929)
Cash provided by (used by) financing activities	(67,837)	946,779
Increase in cash and equivalents	6,710	19,281
Cash and equivalents at beginning of period	4,319	3,354
Cash and equivalents at end of period	$11,029	$22,635

Our operating activities provided $203.4 million of cash flows for the nine months ended September 30, 2015.  Our operating activities provided $152.2 million of cash flows for the nine months ended September 30, 2014. The increase in our operating cash flows in the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, is principally due to changes in working capital, which was affected by the timing of cash payments related principally to accrued expenses and income taxes.

Our days sales outstanding were 52 days at September 30, 2015, compared to 53 days at December 31, 2014, and 50 days at September 30, 2014. Our days sales outstanding will fluctuate based upon variability in our collection cycles and are significantly affected by the timing of our Medicare periodic interim payments.  Our days sales outstanding at September 30, 2015, December 31, 2014 and September 30, 2014 all fell within our expected range of normal collection activity.

Investing activities used $1,130.9 million of cash flow for the nine months ended September 30, 2015, principally due to $1,047.2 million related to the Concentra acquisition and $114.0 million for purchases of property and equipment.  Investing activities used $77.7 million of cash flow for the nine months ended September 30, 2014, principally due to $73.4 million related to the purchase of property and equipment.

Financing activities provided $946.8 million of cash flow for the nine months ended September 30, 2015. The principal sources of cash for financing activities were $165.0 million of net borrowings under the Select revolving facility, $646.9 million borrowed under the Concentra credit facilities, and $217.1 million attributable to non-consolidating interests in Group Holdings.  The principal uses of cash for financing activities were for Select’s $26.9 million for a mandatory prepayment of term loans under the Select credit facilities, $23.3 million for Concentra’s debt issuance costs, $13.6 million for common stock repurchases and $13.1 million for dividend payments to common stockholders.

Financing activities used $67.8 million of cash flow for the nine months ended September 30, 2014.  Cash was provided by $20.0 million in net borrowings on the Select revolving facility and $111.7 million from Select’s issuance of additional 6.375% senior notes, offset in part by $129.1 million for common stock repurchases, $40.3 for dividend payments to common stockholders, and a $34.0 million mandatory prepayment of term loans under the Select credit facilities.

Capital Resources

Working capital — We had net working capital of $179.0 million at September 30, 2015, compared to net working capital of $133.2 million at December 31, 2014.  The increase in net working capital is primarily due to the acquisition of Concentra.

Select credit facilities — On March 4, 2015, Select made a principal prepayment of $26.9 million associated with the Select term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of the Select term loans as a result of annual excess cash flow as defined in the Select credit facilities.

At September 30, 2015, Select had outstanding borrowings under the Select credit facilities of $753.3 million (excluding unamortized original issue discounts of $3.1 million) of the Select term loans and borrowings of $225.0 million (excluding letters of credit) under the Select revolving facility. Select had $186.1 million of availability under the Select revolving facility (after giving effect to $38.9 million of outstanding letters of credit) at September 30, 2015.

The Select credit facilities require us to maintain certain leverage ratios (as defined in the Select credit facilities). For the four consecutive fiscal quarters ended September 30, 2015, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. Select’s leverage ratio was 4.92 to 1.00 as of September 30, 2015.

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

Concentra credit facilities — MJ Acquisition Corporation used borrowings under the Concentra credit facilities to pay Humana a portion of the purchase price for all of the issued and outstanding stock of Concentra. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.

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

At September 30, 2015, Concentra had outstanding borrowings under its credit facilities of $648.9 million of term loans (excluding unamortized original issue discounts of $3.0 million) and no borrowings under the revolving facility (excluding letters of credit).  Concentra had $44.0 million of availability under its revolving credit facility (after giving effect to $6.0 million of outstanding letters of credit) at September 30, 2015.

Stock Repurchase Program — Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the Select revolving facility. During the nine months ended September 30, 2015, Holdings repurchased 1,032,334 shares at a cost of approximately $13.6 million, an average cost per share of $13.20, which includes transaction costs. Since the inception of the program through September 30, 2015,

Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, Interest- Imputation of Interest, respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. Early adoption is permitted, however the Company will defer. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which changes the reporting requirement for retrospective adjustments to provisional amounts in the measurement period. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The revised guidance is effective for annual fiscal periods beginning after December 15, 2015. Early adoption is permitted and the Company intends to prospectively adopt ASU No. 2015-16, as applicable.

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

As of September 30, 2015 Select had $753.3 million (excluding unamortized original issue discount) in term loans outstanding under the Select credit facilities and $225.0 million in revolving loans outstanding under the Select credit facilities, which bear interest at variable rates.

As of September 30, 2015, Concentra had outstanding borrowings under the Concentra credit facilities of $648.9 million (excluding unamortized original issue discounts) of term loans and no borrowings under the revolving loan portion of the Concentra credit facilities, which bear interest at variable rates.

Each eighth point change in interest rates on the variable rate portion of our long-term indebtedness would result in a $2.0 million annual change in interest expense.  However, because the variable interest rate for certain of Select’s and Concentra’s variable rate indebtedness is subject to an Adjusted LIBO Rate floor of 1.00% until the Adjusted LIBO Rate exceeds 1.00%, the interest rate on this indebtedness is currently effectively fixed as follows:

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

ITEM 4.                                             CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of September 30, 2015 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital — Evansville, LLC (“SSH-Evansville”), Select Employment Services, Inc., and Dr. Richard Sloan.  The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act.  The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville.  The plaintiff-relators allege that that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary.  They also allege that the defendants engaged in retaliation in violation of federal and state law.  The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013.  All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene.  On June 19, 2015, the U.S. Department of Justice notified the court of its decision not to intervene in the case, and the court thereafter approved a case management plan imposing certain deadlines, including the filing of a Second Amended Complaint.  The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital — Knoxville, Inc. (“SSH-Knoxville”), Select Specialty Hospital — North Knoxville, Inc. and ten current or former employees of these facilities.  The Complaint was unsealed after the United States and the State of Tennessee notified the Court on July 13, 2015 that each had decided not to intervene in the case.  The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville.  The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing.  The Complaint was served on some of the defendants during October 2015. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

On September 30, 2015, the federal District Court for the Middle District of Florida unsealed a qui tam Complaint in Benjamin A. Van Raalte, M.D., Michael J. Cascio, M.D. and John J. Murtaugh v. Healogics, Inc., et al., No. 6:14-cv-00283-GAP-KRS. In addition to naming Healogics, Inc., the Complaint names approximately 500 defendants, which are alleged to be hospitals that have contracted with Healogics, Inc. to run the hospitals’ wound care centers. One of the named defendants is “Select Medical” and Attachment 1 to the Complaint identifies Kessler Center for Wound Care in Ramsey, New Jersey, which is owned by a subsidiary of the Company that has a contract with Healogics, Inc. The Complaint, which has not yet been served on the Company, is a civil action that was filed under seal on June 30, 2014, and was unsealed after 29 States and the United States notified the Court that each had decided not to intervene in the case. The Complaint alleges that Healogics, Inc., with the cooperation of the defendant hospitals, caused the wound care centers to perform unnecessary services, to upcode for services, to provide services that were not medically necessary, and to bill for services that were not provided, all in violation of the federal False Claims Act and various state false claims acts. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.                                       RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2015 and June 30, 2015.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings repurchased 1,032,334 shares at a cost of approximately $13.6 million, which includes transaction costs, during the three and nine months ended September 30, 2015.

The following table sets forth the monthly purchases made under this program during the three months ended September 30, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 – July 31, 2015	—	—	—	$198,871,507
August 1 – August 31, 2015	737,267	$13.52	737,267	188,903,323
September 1 – September 30, 2015	295,067	12.38	295,067	185,249,408
Total	1,032,334	$13.20	1,032,334	$185,249,408

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 67 hereof.

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
Dated: October 29, 2015

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: October 29, 2015

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) Condensed Consolidated Balance Sheets as September 30, 2015 and December 31, 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the nine months ended September 30, 2015 and (v) Notes to Condensed Consolidated Financial Statements.