Form 10-K
period 2015-12-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2016-02-26
CIK 1320414, 1035688

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file numbers: 001-34465 and 001-31441

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION

(Exact name of Registrants as specified in their Charter)

Delaware Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1764048 23-2872718 (I.R.S. Employer Identification Number)
4714 Gettysburg Road, P.O. Box 2034 Mechanicsburg, PA (Address of Principal Executive Offices)	17055 (Zip Code)

(717) 972-1100
(Registrants' telephone number, including area code)

             Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Select Medical Holdings Corporation, Common Stock, $0.001 par value	New York Stock Exchange

             Securities registered pursuant to Section 12(g) of the Act: NONE

             Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act.

             Select Medical Holdings Corporation Yes ☒    No ☐

             Select Medical Corporation Yes ☐    No ☒

             Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

             Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

             Indicate by check mark whether the registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrants were required to submit and post such files). Yes ☒    No ☐

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

             Indicate by check mark whether the registrant, Select Medical Holdings Corporation, is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

             Indicate by check mark whether the registrant, Select Medical Corporation, is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

             Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

             The aggregate market value of Holdings' voting stock held by non-affiliates at June 30, 2015 (the last business day of Holdings' most recently completed second fiscal quarter) was approximately $1,723,794,194, based on the closing price per share of common stock on that date of $16.20 as reported on the New York Stock Exchange. Shares of common stock known by the registrants to be beneficially owned by directors and officers of Holdings subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrants, however, have made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

             The number of shares of Holdings' Common Stock, $0.001 par value, outstanding as of February 1, 2016 was 131,282,798.

             This Form 10-K is a combined annual report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation. Unless the context indicates otherwise, any reference in this report to "Holdings" refers to Select Medical Holdings Corporation and any reference to "Select" refers to Select Medical Corporation, the wholly owned operating subsidiary of Holdings, and any of Select's subsidiaries. Any reference to "Concentra" refers to Concentra Inc., the indirect operating subsidiary of Concentra Group Holdings, LLC ("Group Holdings"), and its subsidiaries. References to the "Company," "we," "us," and "our" refer collectively to Holdings, Select, and Group Holdings and its subsidiaries.

Documents Incorporated by Reference

             Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant's definitive proxy statement for use in connection with the 2016 Annual Meeting of Stockholders to be held on or about April 25, 2016 to be filed within 120 days after the registrant's fiscal year ended December 31, 2015, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed "filed" for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2015

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

  •
  the impact of the Bipartisan Budget Act of 2013 (the "BBA of 2013"), which establishes new payment limits for Medicare patients who do not meet specified criteria, may result in a reduction in net operating revenues and profitability of our long term acute care hospitals;

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

  •
  our plans and expectations related to the acquisition of Concentra, including expectations regarding the expected capital expenditures related to the acquisition, and our ability to realize anticipated synergies;

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

Item 1.    Business.

Overview

        We began operations in 1997, and we believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. As of December 31, 2015, we operated 127 specialty hospitals in 27 states, and 1,038 outpatient rehabilitation clinics in 31 states and the District of Columbia. Through our contract therapy business we provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools and work sites. On June 1, 2015, MJ Acquisition Corporation, a joint venture created by Select and Welsh, Carson, Anderson & Stowe XII, L.P. ("WCAS") consummated the acquisition of Concentra, which provides occupational medicine, consumer health, physical therapy, and veteran's healthcare services throughout the United States. As of December 31, 2015, Concentra operated 300 medical centers in 38 states. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or "CBOCs." As of December 31, 2015, we had operations in 46 states and the District of Columbia.

        We manage our Company through three business segments; specialty hospitals, outpatient rehabilitation and, as of June 1, 2015, our Concentra segment. We had net operating revenues of $3,742.7 million for the year ended December 31, 2015. Of this total, we earned approximately 63% of our net operating revenues from our specialty hospitals segment, approximately 22% from our outpatient rehabilitation segment and approximately 15% from our Concentra segment. Our specialty hospitals segment consists of hospitals designed to serve the needs of long term acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Our outpatient rehabilitation segment consists of clinics and contract therapy that provide physical, occupational and speech rehabilitation services. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, urgent care, physical therapy and wellness services. See "Management's Discussion and Analysis of

Financial Condition and Results of Operations—Results of Operations" for financial information for each of our segments for the past three fiscal years. The financial and statstical information related to the operation of our Concentra segment, and used for calculations in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, which is contained elsewhere herein, began as of June 1, 2015, which is the date the Concentra acquisition was consummated.

Specialty Hospitals

        We are a leading operator of specialty hospitals in the United States. As of December 31, 2015, we operated 127 facilities throughout 27 states, including 109 long term acute care hospitals, or "LTCHs," 108 of which are currently certified by the federal Medicare program as LTCHs and one which is currently awaiting certification (each new LTCH must demonstrate for a minimum 6-month period that it has an average length of stay of greater than 25 days), and 18 inpatient rehabilitation facilities, or "IRFs," 17 of which are currently certified by the federal Medicare program as IRFs and one which was in the process of obtaining its certification. For the years ended December 31, 2013, December 31, 2014 and December 31, 2015, approximately 59%, 57% and 55%, respectively, of the net operating revenues of our specialty hospitals segment came from Medicare reimbursement. As of December 31, 2015, we operated a total of 5,172 available licensed beds and employed approximately 22,100 people in our specialty hospitals segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists and speech therapists.

        We operate the majority of our LTCHs as a hospital within a hospital, or an "HIH." An LTCH that operates as an HIH leases space from a general acute care hospital, or "host hospital," and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing LTCH does not operate on a host hospital campus. We operated 109 LTCHs at December 31, 2015, of which 108 were owned and one was managed. Of the 108 LTCHs we owned, 80 were operated as HIHs and 28 were operated as free-standing hospitals.

        Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders and cancer. Given their complex medical needs, these patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. For the year ended December 31, 2015, the average length of stay for patients in our specialty hospitals was 27 days in our LTCHs and 14 days in our IRFs.

        Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our specialty hospitals for the year ended December 31, 2015:

Medical Condition	Distribution of Patients
Respiratory disorders	35%
Neuromuscular disorders	33%
Cardiac disorders	10%
Wound care	5%
Infectious diseases	5%
Other	12%

Total	100%

        We believe that our services are attractive to healthcare payors who are seeking to provide the most cost-effective care to their enrollees. Additionally, we continually seek to increase our admissions by demonstrating our quality of care and by doing so expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities and believe that this operational focus is in part reflected by the accreditation of our specialty hospitals by The Joint Commission, the American Osteopathic Association ("AOA") and the Commission on Accreditation of Rehabilitation Facilities ("CARF"). As of December 31, 2015, all of the 127 specialty hospitals we operated were accredited by one or more of these accrediting organizations. The Joint Commission, the AOA and CARF are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. Each of our accredited facilities must regularly demonstrate to a survey team conformance to the applicable standards.

        When a patient is referred to one of our specialty hospitals by a physician, case manager, discharge planner, health maintenance organization or insurance company, we perform a clinical assessment of the patient to determine if the patient meets criteria for admission. Based on the determinations reached in this clinical assessment, an admission decision is made.

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

        Each of our specialty hospitals has a multispecialty medical staff that is comprised of physicians that have completed the privileging and credentialing process required by that specialty hospital, and have been approved by the governing board of that specialty hospital. Physicians on the medical staff of our specialty hospitals are generally not directly employed by our specialty hospitals but instead have staff privileges at one or more hospitals. At each of our specialty hospitals, attending physicians conduct rounds on their patients on a regular basis and consulting physicians provide consulting services based on the medical needs of our patients. Our specialty hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients at all times. We staff our specialty hospitals with the number of physicians and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a specialty hospital, we consider (1) the size of the specialty hospital, (2) services provided by the specialty hospital, (3) if applicable, the size and capabilities of the medical staff of the general acute care hospital that hosts that HIH, and (4) if applicable, the proximity of an acute care hospital to the free-standing specialty hospital. The medical staff of each of our specialty hospitals meets the applicable requirements set forth by Medicare, the hospital's applicable accrediting organizations, and the state in which that specialty hospital is located.

        Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a chief nursing officer and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits hospital staff to focus their time on patient care.

        For a description of government regulations and Medicare payments made to our specialty hospitals see "—Government Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes."

Specialty Hospitals Strategy

        The key elements of our specialty hospitals strategy are to:

        Focus on Specialized Inpatient Services.    We serve highly acute patients and patients with debilitating injuries and rehabilitation needs that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Generally, patients in our specialty hospitals require longer stays and can benefit from more specialized clinical care than patients treated in general acute care hospitals. Our patients' average length of stay in our specialty hospitals was 24 days for the year ended December 31, 2015.

        Provide High-Quality Care and Service.    Our specialty hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with acute, complex and specialized medical needs who are typically referred to us by general acute care hospitals. Our specialized treatment programs focus on specific patient needs and medical conditions such as ventilator weaning programs, wound care protocols and rehabilitation programs for brain trauma and spinal cord injuries. Our responsive staffing models ensure that patients have the appropriate clinical resources over the course of their stay. We maintain quality assurance programs to support and monitor quality of care standards and to meet regulatory requirements and maintain Medicare certifications. We believe that we are recognized for providing quality care and service, as evidenced by our specialty hospitals' accreditations by The Joint Commission, the AOA and CARF. As of December 31, 2015, all of the 127 specialty hospitals we operated were accredited by either The Joint Commission or the AOA. Some of our IRFs had also received accreditation from CARF. See "—Government Regulations—Licensure—Accreditation." We also believe we develop brand loyalty in the local areas we serve by demonstrating our quality of care.

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

        The quality of the patient care we provide is continually monitored using several measures, including clinical outcomes data and analyses and patient satisfaction surveys. Quality measures from our hospitals are collected at our corporate offices and used to create monthly, quarterly and annual reports. In order to benchmark ourselves against other hospitals, we collect our clinical and patient satisfaction information and compare it to national standards and the results of other healthcare organizations. We report to the states in which our hospitals are located certain quality measures that are required to be reported under state laws. We also report to the Centers for Medicare & Medicaid Services, or "CMS," the quality data required to be reported by specialty hospitals. See "—Government Regulations—Other Medicare Regulations—Medicare Quality Reporting."

        Reduce Operating Costs.    We continually seek to improve operating efficiency and reduce costs at our specialty hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

  •
  centralizing administrative functions such as accounting, finance, treasury, payroll, legal, operational support, human resources, compliance and billing and collection;

  •
  standardizing management information systems to aid in accounting, billing, collections and data capture and analysis; and

  •
  centralizing sourcing and contracting to receive discounted prices for pharmaceuticals, medical supplies and other commodities used in our operations.

        Increase Commercial Volume.    We have focused on continued expansion of our relationships with commercial insurers to increase our volume of patients with commercial insurance in our specialty hospitals. We believe that commercial payors seek to contract with our hospitals because we offer our patients high-quality, cost-effective care at more attractive rates than general acute care hospitals. We also offer commercial enrollees customized treatment programs not typically offered in general acute care hospitals.

        Develop Specialty Hospitals.    Since our inception in 1997, we have internally developed 73 specialty hospitals, including 68 LTCHs and five IRFs. There is currently a moratorium through September 30, 2017 on the establishment of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities, see "—Government Regulations—Long Term Acute Care Hospital Medicare Reimbursement—Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH beds." We may open additional LTCHs that met exceptions under the new moratorium and we continue to develop new IRFs through our joint venture relationships. In addition, we are currently pursuing international development opportunities.

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

Outpatient Rehabilitation

        We believe that we are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,038 facilities throughout 31 states and the District of Columbia as of December 31, 2015. Typically, each of our clinics is located in a medical complex or retail location. We also provide medical rehabilitative services to residents and patients of nursing homes, hospitals, schools, assisted living and senior care centers and worksites. As of December 31, 2015, we provided rehabilitative services to approximately 419 contracted locations in 30 states and the District of Columbia. Our outpatient rehabilitation segment employed approximately 9,600 people as of December 31, 2015.

        In our clinics and through our contractual relationships, we provide physical, occupational and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy, post-concussion rehabilitation and athletic training services. The typical patient in one of our clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists and speech-language pathologists.

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

        For a description of government regulations and Medicare payments made to our outpatient rehabilitation services see "—Government Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes."

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

        Optimize the Profitability of our Payor Contracts.    We review payor contracts up for renewal and potential new payor contracts to optimize our profitability. Before we enter into a new contract with a commercial payor, we evaluate it with the aid of our contract management system. We assess potential profitability by evaluating past and projected patient volume, clinic capacity, and expense trends. We create a retention strategy for the top performing contracts and a renegotiation strategy for contracts that do not meet our defined criteria. We believe that our national footprint and our strong reputation enable us to negotiate favorable outpatient contracts with commercial insurers.

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

Concentra

        We believe that we are the largest provider of occupational health services in the United States based on the number of facilities. We also believe we are the largest private operator of Veterans Administration CBOCs. As of December 31, 2015 we operated 300 medical centers, 138 onsite clinics at employer worksites and 33 CBOCs throughout 43 states. We deliver occupational medicine, consumer health, physical therapy, and veteran's healthcare services in our medical centers, onsite clinics located at the workplaces of our employer customers and our CBOCs. Our Concentra segment employed approximately 8,200 people as of December 31, 2015.

        We offer a range of occupational and consumer health services through our medical centers and onsite clinics. Occupational health services include workers' compensation injury care as well as employer services, clinical testing, wellness programs and preventative care. Consumer health consists of non-employer, patient-directed treatment of injuries and illnesses. Our consumer service offerings include urgent care, wellness programs and preventative care. Our services at the CBOCs include primary care, specialty care, subspecialty care, mental health, and pharmacy benefits.

        Occupational medicine refers to the diagnosis and treatment of work-related injuries (workers' compensation) and preventive and compliance services, including pre-employment, fitness for duty, and post-accident physical examinations and substance abuse screening. Utilization is driven by the needs of labor-intensive industries such as transportation, distribution/warehousing, manufacturing, construction, health care, police/fire and other occupations that have historically posed a higher than average risk of workplace injury or that require a workplace physical. Workers' compensation is the form of insurance that provides medical coverage to employees with work-related illnesses or injuries.

        Workers' compensation is administered on a state-by-state basis and each state is responsible for implementing and regulating its own workers' compensation program. Because workers' compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, because programs vary by state, it is difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits across states. As a result, managing the cost of workers' compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates. For the year ended December 31, 2015, approximately 52% of our Concentra segment operating revenues came from workers' compensation.

        In Concentra's occupational health services business, patient bookings and revenues are typically lower in the quarter ended December 31 compared to the other quarters. We believe that decreased patient bookings are caused by fewer work-related injuries and illnesses during the quarter due to our customer's employees being on vacation and our customer's facilities being closed for the holidays.

Concentra Strategy

        The key elements of our Concentra strategy are to:

        Provide High-Quality Care and Service.    We strive to provide a high level of service to our patients and our employer customers. We measure and monitor patient and employer satisfaction and focus on treatment programs to provide the best clinical outcomes in a consistent manner. Our programs and services have proven that aggressive treatment and management of workers injuries can more rapidly restore employees to better health which reduces workers' compensation indemnity claim costs for our employer customers.

        Focus on Occupational Medicine.    Our history as an industry leader in the provision of occupational medicine services provides the platform for Concentra to grow this service offering. Complementary service offerings within occupational medicine will help secure additional growth in this business line.

        Pursue Direct Employer Relationships.    We believe we provide occupational health services in a cost effective manner to our employer customers. By establishing direct relationships with these customers we seek to reduce overall costs of their workers' compensation claims, while improving employee health and getting their employees back to work faster.

        Increase Market Share.    We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to expand our services and programs and to open new medical centers and employer onsite locations in our existing markets. This allows us to realize economies of scale, heightened brand loyalty and workforce continuity.

        Pursue Opportunistic Acquisitions.    We may grow our network of Concentra medical centers and expand our geographic reach through opportunistic acquisitions. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and increase margins at acquired facilities.

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

        Leading Operator in Distinct but Complementary Lines of Business.    We believe that we are a leading operator in each of our business segments, based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to payors and referral sources and helps us negotiate payor contracts. In our specialty hospitals segment, we operated 109 LTCHs in 27 states and 18 IRFs in eight states at December 31, 2015. We derived approximately 63% of net operating revenues from our specialty hospitals segment, for the year ended December 31, 2015. In our outpatient rehabilitation segment, we operated 1,038 outpatient rehabilitation clinics in 31 states and the District of Columbia at December 31, 2015. We derived approximately 22% of net operating revenues from our outpatient rehabilitation segment for the year ended December 31, 2015. In our Concentra segment, we operated 300 medical centers in 38 states at December 31, 2015. We derived approximately 15% of net operating revenues from our Concentra segment. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business lines.

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

        Experience in Successfully Completing and Integrating Acquisitions.    From our inception in 1997 through 2015, we completed eight significant acquisitions for approximately $2.15 billion, which includes $1.05 billion paid to acquire Concentra. We believe that we have improved the operating performance of these facilities over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.

        Experience in Partnering with Large Health Care Systems.    Over the past several years we have partnered with large health care systems to provide post-acute care services. We believe that we provide operating expertise through our experience in operating specialty hospitals and outpatient rehabilitation services to these ventures and have improved and expanded the level of post-acute care services provided in these communities, as well as the financial performance of these operations.

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

        Experienced and Proven Management Team.    Prior to co-founding our company with our current Executive Chairman and Co-Founder, our Vice Chairman and Co-Founder founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. In addition, our senior management team has extensive experience in the healthcare industry. Our President and Chief Executive Officer has more than two decades of management experience in the healthcare industry. Many of our other executives, such as our Chief Financial Officer, our General Counsel, our Chief Human Resources Officer and our Chief Accounting Officer, have each served at our company for more than 15 years. In recent years, we have reorganized our operations to expand executive talent and ensure management continuity.

Sources of Net Operating Revenues

        The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2013	2014	2015
Medicare	45.9%	44.5%	36.5%
Commercial insurance(1)	36.1%	37.3%	34.1%
Workers' Compensation	5.6%	5.4%	12.6%
Private and other(2)	8.6%	8.8%	12.8%
Medicaid	3.8%	4.0%	4.0%

Total	100.0%	100.0%	100.0%

(1)
Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations and managed care programs.

(2)
Includes self-payors, management services and non-patient related payments. Self-pay revenues represent less than 1% of total net operating revenues for all periods.

  Government Sources

        Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2015, we operated 127 specialty hospitals, 126 of which were certified as Medicare providers and one which was in the process of obtaining its certification. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our specialty hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See "—Government Regulations—Overview of U.S. and State Government Reimbursements."

  Non-Government Sources

        Our non-government sources of net operating revenue include insurance companies, workers' compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers' compensation programs, health maintenance organizations, preferred provider organizations and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or commercial payors.

Employees

        As of December 31, 2015, we employed approximately 41,000 people throughout the United States. Approximately 28,400 of our employees are full time and the remaining approximately 12,600 are part-time employees. Our specialty hospitals segment employees totaled approximately 22,100, outpatient rehabilitation segment employees totaled approximately 9,600 and Concentra segment employees totaled approximately 8,200. The remaining approximately 1,100 employees performed corporate management, administration and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.

Competition

        We compete on the basis of the quality of the patient services we provide, the results that we achieve for our patients and the prices we charge for our services. The primary competitive factors in the specialty hospitals business include quality of services, charges for services and responsiveness to the needs of patients, families, payors and physicians. Other companies operate specialty hospitals that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and HealthSouth Corporation and rehabilitation units and stepdown units operated by acute care hospitals in the markets we serve. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from area to area, depending on the number and strength of such organizations.

        Our outpatient rehabilitation clinics face a highly fragmented and competitive environment. The primary competitors that provide outpatient rehabilitation services include physician-owned physical therapy clinics, dedicated locally owned and managed outpatient rehabilitation clinics and hospital or university owned or affiliated ventures, as well as national and regional providers in select areas, including Athletico Physical Therapy, ATI Physical Therapy, Drayer Physical Therapy Institute, Physiotherapy Associates, U.S. Physical Therapy and Upstream Physical Therapy. Some of these competing clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relations with physicians in these communities on whom we rely for patient referrals. Because the barriers to entry are not substantial and current customers have the flexibility to move easily to new healthcare service providers, we believe that new outpatient physical therapy competitors can emerge relatively quickly.

        Our Concentra segment's occupational health services, consumer health and veteran's healthcare business face a highly fragmented and competitive environment. The primary competitors that provide occupational health services have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry are not substantial and its current customers have the flexibility to move easily to new healthcare service providers, we believe that new competitors to Concentra can emerge relatively quickly. Furthermore, urgent care clinics in the local communities Concentra serves provide services similar to those Concentra offers, and, in some cases, competing facilities (1) are more established or newer than Concentra's, (2) may offer a broader array of services to patients than Concentra's and (3) may have larger or more specialized medical staffs to treat and serve patients. In the future, Concentra expects to encounter increased competition from hospital owned clinics, payor affiliated clinics, retail pharmacy-owned clinics, and healthcare companies.

Government Regulations

  General

        The healthcare industry is required to comply with many complex laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals and facilities furnishing outpatient services (including outpatient rehabilitation clinics, Concentra medical centers, onsite clinics and CBOCs) comply with various requirements and standards. These laws and regulations include those relating to the adequacy of medical care, facilities and equipment, personnel, operating policies and procedures and recordkeeping as well as standards for reimbursement, fraud and abuse prevention and health information privacy and security. These laws and regulations are extremely complex, often overlap and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

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

        Some states prohibit the "corporate practice of medicine," which restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. Some states similarly prohibit the "corporate practice of therapy." The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ physicians or therapists to furnish professional services. Also, in some states hospitals are permitted to employ physicians.

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

  Medicare Enrollment and Certification

        In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2015, 126 of the 127 specialty hospitals we operated were certified as Medicare providers and one was in the process of obtaining its certification. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or "rehab agencies." Our Concentra medical centers furnishing outpatient services are generally enrolled in Medicare as suppliers.

  Accreditation

        Our specialty hospitals receive accreditation from The Joint Commission, the AOA, CARF and/or other healthcare accrediting organizations. As of December 31, 2015, all of the 127 specialty hospitals we operated were accredited by either The Joint Commission or the AOA. In addition, some of our IRFs have also applied for and received accreditation from CARF. Where required under our contracts with the Department of Veterans Affairs, our facilities furnishing outpatient services that operate as CBOCs are accredited by The Joint Commission or another healthcare accrediting organization. See "—Government Regulations—Veterans Affairs."

  Workers' Compensation

        Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers' compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers' compensation programs are subject to cost containment features, such as requirements that all workers' compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers' compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers' compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers' compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Net operating revenues generated directly from workers' compensation programs represented approximately 17% of our net operating revenue from outpatient rehabilitation services, 1% of our net operating revenue from our specialty hospitals and 52% of our net operating revenue from our Concentra segment for the year ended December 31, 2015.

        Our facilities furnishing outpatient services are reimbursed for services furnished to injured workers by payors pursuant to the applicable state workers' compensation statutes. Most of the states in which we maintain operations reimburse providers for services payable under workers' compensation laws pursuant to a treatment-specific fee schedule with established maximum reimbursement levels. In states without such fee schedules, healthcare providers are often reimbursed based on "usual and customary" fees benchmarked by market data and negotiated by providers with payors and networks.

        Inadequate increases to the applicable fee schedule amounts for our services, and changes in state workers' compensation laws, including cost containment initiatives, could have a negative impact on the operations and financial performance of those facilities.

  Veterans Affairs

        The Veterans Affairs health system is the largest integrated healthcare system in the U.S. and includes over 150 hospitals, 800 CBOCs (of which only 166 are operated by contractors) and 260 veterans medical centers. As of December 31, 2015, we had 33 CBOCs, which were established to provide services to veterans residing in catchment areas under agreements with the Department of Veterans Affairs. The awarding of such agreements is regulated by laws related to federal government procurements generally, including the Federal Acquisition Regulations. Our contracts with the Department of Veterans Affairs include administrative and clinical services, performance standards, qualifications and other contractor requirements and information and security requirements. In general, our facilities furnishing outpatient services that are CBOCs provide outpatient primary care in exchange for a capitated monthly fee based on the number of eligible patients then enrolled in that CBOC.

  Overview of U.S. and State Government Reimbursements

  Medicare Program in General

        The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 46% for the year ended December 31, 2013, 45% for the year ended December 31, 2014 and 37% for the year ended December 31, 2015.

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

        The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015, reforms Medicare payment policy for services paid under the Medicare physician fee schedule, including our outpatient rehabilitation services. The law repeals the sustainable growth rate (the "SGR") formula effective January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new Merit-Based Incentive Payment System ("MIPS"), and incentives for participation in alternative payment models ("APMs"). To finance these provisions, the Medicare Access and CHIP Reauthorization Act of 2015 reduces market basket updates for post-acute care providers, including LTCHs and IRFs, among other Medicare payment cuts. As noted below, the law sets the annual prospective payment system update for fiscal year 2018 at 1% for LTCHs and IRFs, as well as skilled nursing facilities, home health agencies, and hospices. The law also extends the exceptions process for outpatient therapy caps through December 31, 2017.

  Long Term Acute Care Hospital Medicare Reimbursement

        The Medicare payment system for LTCHs is based on a prospective payment system specifically applicable to LTCHs. The long term care hospital prospective payment system, or "LTCH-PPS," was established by CMS final regulations published on August 30, 2002, and applies to LTCHs for cost reporting periods beginning on or after October 1, 2002. The policies and payment rates under LTCH-PPS are subject to annual updates and revisions. Under LTCH-PPS, each patient discharged from an LTCH is assigned to a distinct "MS-LTC-DRG," which is a Medicare severity diagnosis-related group for LTCHs, and an LTCH is generally paid a pre-determined fixed amount applicable to the assigned MS-LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). CMS assigns relative weights to each MS-LTC-DRG to reflect their relative use of medical care resources. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTCH.

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

        Payment adjustments, including the interrupted stay policy and the 25 Percent Rule (discussed below), apply to LTCH discharges regardless of whether the case is paid at the LTCH-PPS payment rate or the site-neutral payment rate. However, short stay outlier payment adjustments do not apply to cases paid at the site-neutral payment rate. Beginning with fiscal year 2016, CMS will calculate the annual recalibration of the MS-LTC-DRG relative payment weighting factors using only data from LTCH discharges that meet the criteria for exclusion from the site-neutral payment rate. In addition, beginning in fiscal year 2016, CMS will apply the IPPS fixed-loss amount to site-neutral cases, rather than the LTCH PPS fixed-loss amount. For fiscal year 2016, the IPPS fixed-loss amount is set at $22,544 and the LTCH-PPS fixed-loss amount is estimated to be $16,423. CMS will calculate the LTCH-PPS fixed-loss amount using only data from cases paid at the LTCH-PPS payment rate, excluding cases paid at the site-neutral rate.

        Each of our LTCHs has their own unique annual cost reporting period. As a result, the new payment limits will become effective for each of our LTCHs at different points in time over a twelve month period beginning on October 1, 2015. As of December 31, 2015, 16 of our LTCHs have cost reporting periods that began during the fourth quarter of 2015 and 37, 19 and 36 of our LTCHs have cost reporting periods commencing during the first quarter, second quarter and third quarters of 2016, respectively.

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

        The SSO rule also has a category referred to as a "very short stay outlier," which applies to cases with a length of stay that is less than the average length of stay plus one standard deviation for the same MS-DRG under IPPS, referred to as the so-called "IPPS comparable threshold." The LTCH payment for very short stay outlier cases is equivalent to the general acute care hospital IPPS per diem rate. The Medicare, Medicaid, and SCHIP Extension Act of 2007, or the "SCHIP Extension Act," as amended by the American Recovery and Reinvestment Act, or the "ARRA," and the Patient Protection and Affordable Care Act, or the "ACA," prevented CMS from applying the very short stay outlier policy during the period from December 29, 2007 through December 28, 2012. The very short stay outlier policy again became applicable to discharges occurring on or after December 29, 2012.

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

        An LTCH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days and Medicare Advantage Days) of greater than 25 days. LTCHs that fail to exceed an average length of stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established timeframes. CMS, through its contractors, determines whether an LTCH has maintained an average length of stay of greater than 25 days during each annual cost reporting period. Under the BBA of 2013, for discharges occurring in cost reporting periods beginning on or after October 1, 2015, LTCH cases paid at the site-neutral rate and Medicare Advantage cases are excluded from the LTCH average length of stay calculation.

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

        The SCHIP Extension Act, as amended by the ARRA and the ACA, has limited the full application of the 25 Percent Rule. However, the SCHIP Extension Act did not postpone the application of the percentage admissions threshold to those Medicare patients discharged from an LTCH HIH or satellite that were admitted from a non-co-located hospital. In addition, CMS adopted regulations providing for a one-year extension of relief from the full application of the 25 Percent Rule. As a result, full implementation of the Medicare percentage admissions thresholds did not go into effect until cost reporting periods beginning on or after October 1, 2013, except for certain LTCHs with cost reporting periods that begin between July 1, 2012 and through September 30, 2012. Specifically, those freestanding facilities, grandfathered HIHs and grandfathered satellites with cost reporting periods beginning on or after July 1, 2012 and through September 30, 2012 were subject to a modified 25 Percent Rule for discharges occurring in a three month period between July 1, 2012 and September 30, 2012.

        The BBA of 2013 further delays, and in some cases permanently suspends, the application of the 25 Percent Rule. The following table describes the types of LTCHs and the statutory and regulatory relief they have received from the payment adjustment for these discharges:

Type of LTCH	Non Co-located Admissions(1)	Co-located Admissions(2)
Non-grandfathered HIHs and satellite facilities opened before October 1, 2004 (63 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.	Percentage admissions threshold was raised from 25% to 50%. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised from 50% to 75%. This relief is now effective until cost reporting periods beginning on or after October 1, 2016.
Grandfathered HIHs (3 owned hospitals)	25 Percent Rule not applicable.	25 Percent Rule not applicable.
Grandfathered satellites (0 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.
Percentage admissions threshold was raised from 25% to 50%. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised from 50% to 75%. This relief is now effective until cost reporting periods beginning on or after July 1, 2016.
Freestanding facilities (28 owned hospitals)	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.	25 Percent Rule not applicable.
Facilities co-located with a provider-based, off-campus, non-inpatient location of an inpatient prospective payment system hospital (0 owned hospitals)	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.	Percentage admissions threshold is suspended until cost reporting periods beginning on or after July 1, 2016.
HIHs and satellite facilities opened on or after October 1, 2004 (14 owned hospitals)	LTCHs in this category are subject to a payment adjustment for discharged Medicare patients exceeding 25% of the LTCH's total Medicare population.
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

        The BBA of 2013 requires CMS to report to Congress before October 2016 on the need for any further extensions or modifications of the extensions of the 25 Percent Rule. In addition, the BBA of 2013 requires the Medicare Payment Advisory Commission, or "MedPAC," to report to Congress by June 2019 on the need to continue applying the 25 Percent Rule, the effect of site-neutral payment on LTCHs, and recommendations on how to change the site-neutral payment policy.

  Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH beds

        The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities. The ACA extended this moratorium by two years. The moratorium expired on December 28, 2012. The BBA of 2013 reinstated the moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities beginning January 1, 2015 through September 30, 2017. The PAMA advanced the commencement date of the reinstated moratorium from January 1, 2015 to April 1, 2014. The PAMA includes exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellites facilities currently under development. The new moratorium will not apply to LTCHs or LTCH satellites facilities that: (1) began their qualifying period to become an LTCH on or before April 1, 2014; (2) had a binding written agreement as of April 1, 2014 with an unrelated party for construction, renovation, or lease for an LTCH and have expended, before April 1, 2014, at least 10% of the estimated cost of the project (or, if less, $2,500,000); or (3) had obtained a certificate of need on or before April 1, 2014. The moratorium as reinstated on April 1, 2014 provides no exceptions for increases in the number of certified beds in existing LTCHs and LTCH satellites. Further, any LTCH that establishes a new satellite, based upon meeting the criteria for an exception to the moratorium, must reduce beds elsewhere in the LTCH in order to have beds in the new satellite location.

  One-Time Budget Neutrality Adjustment

        Congress required that the LTCH-PPS payment rates maintain budget neutrality during the first years of the prospective payment system with total expenditures that would have been made under the previous reasonable cost-based payment system. The LTCH-PPS regulations give CMS the ability to make a one-time adjustment to the standard federal rate to correct any "significant difference between actual payments and estimated payments for the first year" of LTCH-PPS. The SCHIP Extension Act precluded CMS from implementing the one-time prospective adjustment to the LTCH standard federal rate for a period of three years. The ACA extended the stay on CMS's ability to adopt a one-time budget neutrality adjustment to LTCH-PPS through December 28, 2012. In the update to the Medicare policies and payment rates for fiscal year 2013, CMS adopted a one-time budget neutrality adjustment that results in a permanent negative adjustment of 3.75% to the LTCH base rate. CMS is implementing the adjustment over a three-year period by applying a factor of 0.98734 to the standard federal rate in fiscal years 2013, 2014 and 2015, except that the adjustment did not apply to payments for discharges occurring on or after October 1, 2012 through December 28, 2012.

  Annual Payment Rate Update

        Fiscal Year 2014.    On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 includes a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the ACA, and less a budget neutrality adjustment of 1.266%, as discussed above. The fixed-loss amount for high cost outlier cases was set at $13,314, which was a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

        Fiscal Year 2015.    On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate was set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less a reduction of 0.2% mandated by the ACA, and less a budget neutrality adjustment of 1.266%, as discussed above. The fixed-loss amount for high cost outlier cases was set at $14,972, which was an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

        Fiscal Year 2016.    On August 17, 2015, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate is set at $41,763, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is set at $16,423, which is an increase from the fixed-loss amount in the 2015 fiscal year of $14,972. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate described below is set at $22,544.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

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

  Patient Classification Criteria

        Under the IRF certification criteria that has been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of 10 conditions specified in the regulation. We refer to such 75% requirement as the "75% Rule."

        New IRF certification criteria became effective for cost reporting periods beginning on or after July 1, 2004 as a result of the major changes that CMS adopted on May 7, 2004 to the 75% Rule that: (1) temporarily lowered the 75% compliance threshold (starting at 50% and phasing to 75% over four years), (2) modified and expanded from 10 to 13 the medical conditions used to determine whether a hospital qualifies as an IRF, (3) identified the conditions under which comorbidities can be used to verify compliance with the 75% Rule, and (4) changed the timeframe used to determine compliance with the 75% Rule from "the most recent 12-month cost reporting period" to "the most recent, consecutive, and appropriate 12-month period," with the result that a determination of non-compliance with the applicable compliance threshold will affect the facility's certification as an IRF for its cost reporting period that begins immediately after the 12-month review period.

        Under the Deficit Reduction Act of 2005 (the "DRA"), enacted on February 8, 2006, Congress extended the phase-in period for the 75% Rule by maintaining the compliance threshold at 60% (rather than increasing it to the scheduled 65%) during the 12-month period beginning on July 1, 2006. The compliance threshold was then to increase to 65% for cost reporting periods beginning on or after July 1, 2007 and again to 75% for cost reporting periods beginning on or after July 1, 2008. However, the SCHIP Extension Act included a permanent freeze in the 75% Rule patient classification criteria compliance threshold at 60% (with comorbidities counting toward this threshold), at which time the requirement became known as the "60% Rule."

        Compliance with the patient classification criteria is demonstrated through either medical review or the "presumptive" method, in which a patient's diagnosis codes are compared to a "presumptive compliance" list. CMS has announced that it will remove a number of diagnosis codes from the presumptive compliance list. According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient's medical record. Effective October 1, 2015, CMS removed a number of diagnosis codes from the presumptive compliance list including diagnosis codes in the following categories: nonspecific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis codes, amputation status codes, prosthetic fitting and adjustment codes, some congenital anomalies diagnosis codes and other miscellaneous diagnosis codes.

  Annual Payment Rate Update

        Fiscal Year 2014.    On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard payment conversion factor for discharges for fiscal year 2014 was $14,846, which was an increase from the fiscal year 2013 standard payment conversion factor of $14,343. The update to the standard payment conversion factor for fiscal year 2014 includes a market basket increase of 2.6%, less a productivity adjustment of 0.5%, and less a reduction of 0.3% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

        Fiscal Year 2015.    On August 6, 2014, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard payment conversion factor for discharges for fiscal year 2015 was $15,198, which was an increase from the fiscal year 2014 standard payment conversion factor of $14,846. The update to the standard payment conversion factor for fiscal year 2015 includes a market basket increase of 2.9%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848 from $9,272 established in the final rule for fiscal year 2014.

        Fiscal Year 2016.    On August 6, 2015, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard payment conversion factor for discharges for fiscal year 2016 is set at $15,478, which is an increase from the fiscal year 2015 standard payment conversion factor of $15,198. The update to the standard payment conversion factor for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2016 to $8,658 from $8,848 established in the final rule for fiscal year 2015.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment for IRFs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. Historically, the Medicare physician fee schedule rates have updated annually based on the SGR formula. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through March 31, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. The Medicare Access and CHIP Reauthorization Act of 2015 repeals the SGR formula effective for services provided on or after January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new MIPS, and APMs. For services provided between January 1, 2015 and June 30, 2015, a 0% payment update was applied to the Medicare physician fee schedule payment rates. For services provided between July 1, 2015 and December 31, 2015, a 0.5% update was applied to the fee schedule payment rates. For services provided in 2016 through 2019, a 0.5% update will be applied each year to the fee schedule payment rates, subject to MIPS adjustment beginning in 2019. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to MIPS and APM adjustments. Finally, in 2026 and subsequent years eligible professionals participating in APMs that meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

        The Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the fee schedule be adjusted starting in 2019 based on performance in MIPS, which will consolidate the three existing incentive programs focused on quality, resource use, and meaningful use of electronic health records. The law requires the Secretary of Health and Human Services to establish the MIPS requirements under which a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. Each year from 2019-2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and promotes the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making. For the year ended December 31, 2015, we received approximately 11% of our outpatient rehabilitation net operating revenues from Medicare.

  Therapy Caps

        Beginning on January 1, 1999, the Balanced Budget Act of 1997 subjected certain outpatient therapy providers reimbursed under the Medicare physician fee schedule to annual limits for therapy expenses. Effective January 1, 2016, the annual limit on outpatient therapy services is $1,960 for combined physical and speech language pathology services and $1,960 for occupational therapy services. The per beneficiary caps were $1,940 for calendar year 2015.

        The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. However, the Medicare Access and CHIP Reauthorization Act of 2015, and prior legislation, extended the annual limits on therapy expenses in hospital outpatient department settings through December 31, 2017. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it. We operated 1,038 outpatient rehabilitation clinics at December 31, 2015, of which 169 are provider based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

        In the DRA, Congress implemented an exceptions process to the annual limit for therapy expenses. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The Medicare Access and CHIP Reauthorization Act of 2015 extends the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process, the therapy caps will apply to all outpatient therapy services beginning January 1, 2018, except those services furnished and billed by outpatient hospital departments.

        The Middle Class Tax Relief and Job Creation Act of 2012 made several changes to the exceptions process to the annual limit for therapy expenses. For any claim above the annual limit, the claim must contain a modifier indicating that the services are medically necessary and justified by appropriate documentation in the medical record. In addition, all therapy claims, whether above or below the annual limit, must include the national provider identifier (NPI) of the physician responsible for certifying and periodically reviewing the plan of care. Effective October 1, 2012, all claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied separately to the combined physical therapy/speech therapy cap and the occupational therapy cap. Medicare Access and CHIP Reauthorization Act of 2015 requires the Secretary of Health and Human Services to replace the manual medical review process with a new medical review process using such factors as the Secretary may determine to be appropriate. The law specifies that such factors may include: (a) whether the therapy provider has a high claims denial percentage for therapy services or is less compliant with applicable requirements; (b) whether the therapy provider has a pattern of billing for therapy services that is aberrant or questionable compared with peers, or otherwise has questionable billing practices, such as billing medically unlikely units of services in a day; (c) whether the therapy provider is newly enrolled or has not previously furnished therapy under Medicare; (d) the types of medical conditions treated by the services; and (e) whether the therapy provider is part of a group. The new factors apply to exception requests for which CMS has not conducted a medical review by July 15, 2015.

  Multiple Procedure Payment Reduction

        CMS adopted MPPR Reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. This MPPR Reduction policy became effective January 1, 2011 and applies to all outpatient therapy services paid under Medicare Part B. The MPPR Reduction policy applies across all therapy disciplines—occupational therapy, physical therapy and speech-language pathology. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012, the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non-institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction in either setting to 50% effective April 1, 2013 for all outpatient therapy services. Our outpatient rehabilitation therapy services are primarily offered in institutional settings and, as such, were subject to the applicable 25% payment reduction in the practice expense component for the second and subsequent therapy services furnished by us to the same patient on the same day until April 1, 2013 when the payment reduction was increased to 50%.

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

  Budget Control Act of 2011

        The Budget Control Act of 2011 (the "BCA of 2011"), enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The BCA of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013, a 2% reduction to Medicare payments was implemented. The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extends the 2% reductions to Medicare payments through fiscal year 2025.

  Improving Medicare Post-Acute Care Transformation Act of 2014

        The Improving Medicare Post-Acute Care Transformation Act of 2014, enacted on October 6, 2014, requires our specialty hospitals to collect and report additional patient assessment data and clinical measures on each Medicare beneficiary who receives inpatient services in our facilities. Specialty hospitals must begin reporting this data no later than October 1, 2018. Within two years after that, CMS will begin making this data available to the public. Facilities that fail to report the required data will be subject to a 2% reduction in their payment rates. The reduction may result in an annual update of less than zero for the applicable rate year. However, any reduction is limited to the applicable fiscal year and is not cumulative. We expect CMS to publish additional regulations and guidance implementing this new law.

  Specialty Hospital Medicaid Reimbursement

        The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government, and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 6% of our specialty hospitals net operating revenues for the year ended December 31, 2015.

  Other Medicare Regulations

  Medicare Quality Reporting

        The ACA established quality reporting requirements for LTCHs and IRFs. These programs are mandatory. For fiscal year 2014 and each subsequent year, LTCHs and IRFs that do not submit the required quality data will be subject to a 2% reduction in their annual payment update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent fiscal years.

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

  Medicare Productivity Adjustment

        The ACA implemented a separate annual productivity adjustment for the first time for hospital inpatient services beginning in fiscal year 2012 for LTCHs and IRFs. This provision applied a negative productivity adjustment to the market basket that is used to update the standard federal rate on an annual basis. The market basket does not currently account for increases in provider productivity that could reduce the actual cost of providing services (e.g., through new technology or fewer inputs). The productivity adjustment will equal the 10-year moving average of changes in the annual economy-wide private non-farm business multi-factor productivity. This is a statistic reported by the Bureau of Labor Statistics and updated in the spring of each year. While this adjustment will change each year, it is currently estimated that this adjustment to the market basket will be approximately minus 1.0% on average.

  Hospital Wage Index

        As part of the methodology for determining prospective payments to LTCHs and IRFs, CMS adjusts the standard payment amounts for area differences in hospital wage levels by a factor reflecting the relative hospital wage level in the geographic area of the hospital compared to the national average hospital wage level. This adjustment factor is the hospital wage index. CMS currently defines hospital geographic areas (labor market areas) based on the definitions of Core-Based Statistical Areas established by the Office of Management and Budget. The ACA calls for CMS to develop and present to Congress a comprehensive reform plan using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. In the preamble to the proposed rule for LTCH-PPS for fiscal year 2012, CMS solicited public comments on ways to redefine the geographic reclassification requirements to more accurately define labor markets. To date CMS has not presented a comprehensive reform plan to Congress.

  Independent Payment Advisory Board

        The ACA established an independent board called the Independent Payment Advisory Board that is authorized to develop and submit proposals to the President and Congress to reduce Medicare spending to meet specified targets. The Independent Payment Advisory Board is precluded from submitting proposals that reduce Medicare payments prior to December 31, 2019 for providers, including LTCHs and IRFs, scheduled to receive a reduction in their payment updates in addition to the Medicare productivity adjustment (discussed above). The Independent Payment Advisory Board's proposals would go into effect automatically unless Congress enacts alternative legislation to achieve the required savings (with certain exceptions). The ACA authorized the Independent Payment Advisory Board to issue its first recommendations by January 2014 for implementation in 2015 if the Medicare per capita target growth rate is exceeded, but the CMS Office of the Actuary has determined that the Medicare spending target will not be triggered for 2015. To date, no Independent Payment Advisory Board members have been appointed, and there have been repeated legislative attempts to repeal the provision of the ACA authorizing the establishment of the Independent Payment Advisory Board.

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

        Under the transparency and program integrity provisions of the ACA, the exception to the federal self-referral law, or "Stark Law," that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including specialty hospitals, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2015, we operated 10 hospitals that are owned in-part by physicians.

  Provider and Employee Screening

        The ACA imposed new screening requirements on all Medicare providers, including LTCHs, IRFs and outpatient rehabilitation providers. The screening must include a licensure check and may include other procedures such as a criminal background check, fingerprinting, unscheduled and unannounced site visits, database checks, and other screening techniques CMS deems appropriate to prevent fraud, waste and abuse. Effective March 23, 2011, Medicare providers and suppliers submitting new enrollment applications or revalidating their existing enrollment status are required to pay a $500 application fee that is adjusted annually by the percentage change in the consumer price index. The ACA also imposed new disclosure requirements and authorizes surety bonds for the enrollment of new providers and suppliers.

        In addition, the ACA requires LTCHs to conduct national and state criminal background checks, including fingerprint checks of their employees and contractors who have (or may have) one-on-one contact with patients. Our LTCHs are prohibited from hiring or retaining workers with a history of patient or resident abuse.

  Medicare Compliance Requirements and Penalties

        The ACA included new compliance requirements and increases existing penalties for non-compliance with federal law and the Medicare conditions of participation. In addition, Medicare claims will be paid only if submitted within 12 months. Penalties for submitting false claims and for submitting false statements material to a false claim will be increased. The Secretary will be granted the authority to suspend payments to a provider pending an investigation of credible allegations of fraud. Furthermore, the Recovery Audit Contractor program has been extended to Medicare Parts C and D and Medicaid.

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

        Fraud and Abuse Enforcement.    Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or "whistleblower" actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 expanded significantly the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government. See "—Legal Proceedings."

        From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, or "OIG," issue a variety of pronouncements, including fraud alerts, the OIG's Annual Work Plan and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs or outpatient rehabilitation services or providers. For example, the OIG stated in its 2014 Work Plan that it would study (1) readmission patterns in LTCHs to determine whether LTCHs are billing Medicare for higher paying new stays instead of interrupted stays and (2) the extent to which co-located LTCHs readmit patients from the providers with which they are co-located. The OIG issued a corresponding report in June of 2014 in which it recommended that CMS (1) review existing safeguards to determine whether additional action is needed to prevent inappropriate payments for interrupted stays, (2) conduct additional analysis to determine the extent to which financial incentives influence LTCHs' readmission decisions, (3) develop a system to enforce the 5-percent readmission threshold, (4) take appropriate action regarding LTCHs exhibiting certain readmission patterns, and (5) take appropriate action on inappropriate payments and overpayments to co-located LTCHs that exceed the 5-percent readmission threshold. Of these recommendations, CMS concurred with the OIG's recommendation that CMS (1) review existing safeguards to determine whether additional action is needed to prevent inappropriate payments for interrupted stays and (2) take appropriate action on inappropriate payments and overpayments to co-located LTCHs that exceed the 5-percent readmission threshold. In the OIG's 2015 and 2016 Work Plans, the OIG announced its intent to estimate the national incidence of adverse and temporary harm events for Medicare beneficiaries receiving post-acute care in IRFs and LTCHs. As part of this review, the OIG intends to identify factors contributing to these events, determine the extent to which the events were preventable, and estimate the associated costs to Medicare. In the 2016 Work Plan the OIG also indicated it would review compliance with (1) various aspects of IRF PPS, including documentation required in support of claims paid by Medicare, (2) Medicare outlier payments to hospitals and whether CMS performed necessary reconciliations in a timely manner to enable Medicare contractors to perform final settlement of the hospitals' associated cost reports, and (3) hospital compliance with the Medicare provider-based rules. Our IRFs and LTCHs may be required to provide information related to these reviews. We monitor government publications applicable to us to supplement and enhance our compliance efforts.

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

        Provider-Based Status.    The designation "provider-based" refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the "main" provider's cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2015, we operated 14 specialty hospitals that were treated as provider-based satellites of certain of our other facilities, 169 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the IRFs we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

        Effective January 1, 2017, outpatient rehabilitation services operated as provider-based and located at an off-campus outpatient department of a hospital, will be paid under the Medicare physician fee schedule, rather than the hospital outpatient prospective payment system, unless services at that location were billed as a department of a hospital prior to November 2, 2015. The 169 outpatient rehabilitation clinics we operated as departments of our IRFs as of November 2, 2015 are grandfathered and will continue to be paid under the hospital outpatient prospective payment system.

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

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of January 1, 2015:

Name	Age	Position
Robert A. Ortenzio	58	Executive Chairman and Co-Founder
Rocco A. Ortenzio	83	Vice Chairman and Co-Founder
David S. Chernow	58	President and Chief Executive Officer
Martin F. Jackson	61	Executive Vice President and Chief Financial Officer
John A. Saich	47	Executive Vice President and Chief Human Resources Officer
Michael E. Tarvin	55	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	55	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	47	Vice President, Compliance and Audit Services and Corporate Compliance Officer

        Robert A. Ortenzio was appointed Executive Chairman and Co-Founder effective January 1, 2014. Mr. Ortenzio served as our Chief Executive Officer from January 1, 2005 until December 31, 2013 and. Mr. Ortenzio served as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. Mr. Ortenzio also serves on the board of directors of Group Holdings. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Vice Chairman and Co-Founder.

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

        Martin F. Jackson has served as our Executive Vice President and Chief Financial Officer since February 2007. He served as our Senior Vice President and Chief Financial Officer from May 1999 to February 2007. Mr. Jackson also serves on the board of directors of Group Holdings. Mr. Jackson previously served as a Managing Director in the Health Care Investment Banking Group for CIBC Oppenheimer from January 1997 to May 1999. Prior to that time, he served as Senior Vice President, Health Care Finance with McDonald & Company Securities, Inc. from January 1994 to January 1997. Prior to 1994, Mr. Jackson held senior financial positions with Van Kampen Merritt, Touche Ross, Honeywell and L'Nard Associates.

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

        Michael E. Tarvin has served as our Executive Vice President, General Counsel and Secretary since February 2007. He served as our Senior Vice President, General Counsel and Secretary from November 1999 to February 2007. He served as our Vice President, General Counsel and Secretary from February 1997 to November 1999. He was Vice President—Senior Counsel of Continental Medical Systems from February 1993 until February 1997. Prior to that time, he was Associate Counsel of Continental Medical Systems from March 1992. Mr. Tarvin was an associate at the Philadelphia law firm of Drinker Biddle & Reath, LLP from September 1985 until March 1992.

        Scott A. Romberger has served as our Senior Vice President and Controller since February 2007. He served as our Vice President and Controller from February 1997 to February 2007. In addition, he has served as our Chief Accounting Officer since December 2000. Prior to February 1997, he was Vice President—Controller of Continental Medical Systems from January 1991 until January 1997. Prior to that time, he served as Acting Corporate Controller and Assistant Controller of Continental Medical Systems from June 1990 and December 1988, respectively. Mr. Romberger is a certified public accountant and was employed by a national accounting firm from April 1985 until December 1988.

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

Risks Related to our Business

         If there are changes in the rates or methods of government reimbursements for our services, our net operating revenues and profitability could decline.

        Approximately 46% of our net operating revenues for the year ended December 31, 2013, 45% of our net operating revenues for the year ended December 31, 2014 and 37% of our net operating revenues for the year ended December 31, 2015 came from the highly regulated federal Medicare program.

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

        The BCA of 2011, enacted on August 2, 2011, increased the federal debt ceiling in connection with deficit reductions over the next ten years. The BCA of 2011 requires automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013 a 2% reduction to Medicare payments was implemented. The BBA of 2013 extended the automatic spending reductions through 2023 and the Bipartisan Budget Act of 2015 further extended the automatic spending reductions through fiscal year 2025.

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

        The SCHIP Extension Act, as amended by the ARRA, the ACA and the BBA of 2013, postponed the full application of the percentage admissions threshold for specific classifications of LTCHs. Full implementation of the Medicare percentage admissions thresholds under the 25 Percent Rule will not go into effect until cost reporting periods beginning on or after July 1, 2016 or October 1, 2016, depending on the specific classification of LTCH. See "Business—Government Regulations—Overview of U.S. and State Government Reimbursements—Long Term Acute Care Hospital Medicare Reimbursement—25 Percent Rule."

        As of December 31, 2015, we owned 80 HIHs and satellite facilities of which three are grandfathered HIHs and are excluded from the percentage threshold regulations. Of the remaining 77 HIHs and satellite facilities subject to a percentage admissions threshold for admissions from their host hospital; nine of these HIHs and satellite facilities were subject to a maximum 25% Medicare percentage admissions threshold for admissions from their host hospital, five HIHs and satellite facilities are co-located with an MSA dominant hospital and were subject to a Medicare percentage admissions threshold of no more than 50%, nor less than 25%, 18 of these HIHs and satellite facilities were co-located with a MSA dominant hospital or single urban hospital and were subject to a Medicare percentage admissions threshold of no more than 75%, 44 of these HIHs and satellite facilities were subject to a maximum 50% Medicare admissions threshold, and one of these HIHs and satellite facilities was located in a rural area and was subject to a maximum 75% Medicare percentage admissions threshold. As of December 31, 2015, we owned three grandfathered HIHs, all of which are excluded from the percentage admissions threshold regulations. As of December 31, 2015, we owned 28 free-standing LTCHs, which are not subject to the Medicare percentage admissions threshold until cost reporting periods beginning on or after July 1, 2016.

        The BBA of 2013 requires CMS to report to Congress before October 2016 on the need for any further extensions or modifications of the extensions of the 25 Percent Rule. In addition, the BBA of 2013 requires MedPAC, an independent federal body that advises Congress on issues affecting the Medicare program, to report to Congress by June 2019 on the need to continue applying the 25 Percent Rule, the effect of site-neutral payment on LTCHs and recommendations on how to change the site-neutral payment policy.

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

        As of December 31, 2015, we operated 109 LTCHs, 108 of which are currently certified by Medicare as LTCHs and one which is currently awaiting certification. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care IPPS at rates generally lower than the rates under the LTCH-PPS.

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

        The BBA of 2013 establishes new payment limits for Medicare patients who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient's LTCH admission, the patient was discharged from a general acute care hospital paid under IPPS and the patient's stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) or the patient is assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a "site-neutral" payment rate, which will be the lower of (1) the IPPS comparable per-diem payment rate including any outlier payments, or (2) 100 percent of the estimated costs for services. For cost reporting periods beginning on or after October 1, 2019, payment for all discharges from an LTCH may be subject to the site-neutral payment limitation unless the number of discharges for which payment is made under the LTCH-PPS payment rate is greater than 50% of the total number of discharges for the LTCH. The application of the new site-neutral payment rates under LTCH-PPS may reduce our operating revenues.

        CMS requested public comments in May of 2013 on adoption of a payment adjustment based on whether a particular case qualifies as chronically critically ill/medically complex ("CCI/MC"). CMS indicated that it was considering a change to the LTCH-PPS payment policies that would limit full LTCH-PPS payment to those patients meeting the definition of CCI/MC while they were in an IPPS hospital inpatient setting and subsequently directly admitted to an LTCH. Payment for non-CCI/MC patients would be made at an "IPPS comparable amount," that is, an amount comparable to what would have been paid under the IPPS calculated as a per diem rate with total payments capped at the full IPPS MS-DRG payment rate.

        It is unclear how the adoption of the BBA of 2013 will impact regulatory or legislative proposals to change the LTCH-PPS payment policies. We cannot predict whether Congress or CMS will adopt additional patient-level criteria in the future or, if adopted, how such criteria would affect our LTCHs. Implementation of additional patient or facility criteria that may limit the population of patients eligible for our LTCHs' services or change the basis on which we are paid could adversely affect our net operating revenues and profitability. See "Business—Government Regulations—Overview of U.S. and State Government Reimbursements—Long Term Acute Care Hospital Medicare Reimbursement."

         Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics, implementation of annual caps, and payment reductions applied to the second and subsequent therapy services may reduce our future net operating revenues and profitability.

        Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the fee schedule be adjusted starting in 2019 based on performance in a new Merit-Based Incentive Payment System and, beginning in 2020, incentives for participation in alternative payment models. The specifics of the Merit-Based Incentive Payment System and incentives for participation in alternative payment models will be subject to future notice and comment rule-making. It is unclear what impact, if any, the Merit-Based Incentive Payment System and incentives for participation in alternative payment models will have on our business and operating results, but any resulting decrease in payment may reduce our future net operating revenues and profitability.

        Congress has established annual caps that limit the amount that can be paid (including deductible and coinsurance amounts) for outpatient therapy services rendered to any Medicare beneficiary. As directed by Congress in the DRA, CMS implemented an exception process for therapy expenses incurred in 2006. Under this process, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) was able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions were available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the Medicare Access and CHIP Reauthorization Act of 2015 extends the exceptions process for outpatient therapy caps through December 31, 2017. The exception process will expire on December 31, 2017 unless further extended by Congress. There can be no assurance that Congress will extend it further. To date, the implementation of the therapy caps has not had a material adverse effect on our business. However, if the exception process is not renewed, our future net operating revenues and profitability may decline.

        CMS adopted a multiple procedure payment reduction for therapy services in the final update to the Medicare physician fee schedule for calendar year 2011. Under the policy, the Medicare program pays 100% of the practice expense component of the therapy procedure or unit of service with the highest Relative Value Unit, and then reduces the payment for the practice expense component for the second and subsequent therapy procedures or units of service furnished during the same day for the same patient, regardless of whether those therapy services are furnished in separate sessions. In 2011 and 2012 the second and subsequent therapy service furnished during the same day for the same patient was reduced by 20% in office and other non institutional settings and by 25% in institutional settings. The American Taxpayer Relief Act of 2012 increased the payment reduction to 50% effective April 1, 2013. Should CMS adopt further increases in the payment reduction percentage our future net operating revenues and profitability would decline.

         The nature of the markets that Concentra serves may constrain its ability to raise prices at rates sufficient to keep pace with the inflation of its costs.

        Rates of reimbursement for work-related injury or illness visits in Concentra's occupational health services business are established through a legislative or regulatory process within each state that Concentra serves. Currently, 32 states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are generally reimbursed based on usual, customary and reasonable rates charged in the particular state in which the services are provided. Given that Concentra does not control these processes, it may be subject to financial risks if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of Concentra's costs of service.

        In Concentra's veteran's healthcare business, reimbursement rates are generally set according to the capitated monthly rate based on the number of then enrolled patients at that CBOC. Evolving legislative and regulatory changes aimed at improving veteran's access to care in the wake of Department of Veterans Affairs scandals (none of which involved Concentra's CBOCs) could result in fewer patients enrolling in CBOCs. Federal legislation that permits certain veterans to receive their health care outside of the Department of Veterans Affairs facilities, for example, may reduce demand for services at some of Concentra's CBOCs. Moreover, changes in the methods, manner or amounts of compensation payable for Concentra's services, including, amounts reimbursable to the CBOCs under its agreements with the Department of Veterans Affairs, due to legislative or other changes or shifting budget priorities could result in lower reimbursement for services provided at Concentra's CBOCs. Concentra may receive lower payments from the Veterans Health Administration if fewer eligible veterans are considered to live within the catchments of its CBOCs. These trends could have an adverse effect on our financial condition and results of operations.

         Regulations limiting the diagnosis codes on the presumptive compliance list could adversely affect our net operating revenue and profitability.

        As of December 31, 2015, we operated 18 IRFs, 17 of which are currently certified by Medicare as IRFs and one which is in the process of obtaining its certification. IRFs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF's total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the "60% Rule." Compliance with the 60% Rule is demonstrated through a two step process. The first step is the "presumptive" method, in which patient diagnosis codes are compared to a "presumptive compliance" list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility's medical records to assess compliance.

        Effective October 1, 2015, CMS removed a number of diagnosis codes from the presumptive compliance list including diagnosis codes in the following categories: nonspecific diagnosis codes, arthritis diagnosis codes, unilateral upper extremity amputations diagnosis codes, amputation status codes, prosthetic fitting and adjustment codes, some congenital anomalies diagnosis codes and other miscellaneous diagnosis codes. According to CMS, these conditions do not demonstrate the need for intensive inpatient rehabilitation services in the absence of additional facts that would have to be pulled from a patient's medical record. If an IRF does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then the facility's classification as an IRF may be terminated at the start of its next cost reporting period causing the facility to be paid as a general acute care hospital under IPPS. By removing diagnosis codes from the presumptive compliance list our facilities may be required to demonstrate compliance with the 60% Rule through medical record reviews. If our IRFs fail to demonstrate compliance with the 60% Rule through either method and are classified as general acute care hospitals, our net operating revenue and profitability may be adversely affected.

         As a result of increased post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.

        We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of new government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted to our specialty hospitals, and audits of Medicare claims under the Recovery Audit Contractor program. These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.

         Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

        HIPAA required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health information. The department released final regulations containing privacy standards in December of 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in February of 2009, enhanced the privacy, security and enforcement provisions of HIPAA by, among other things, establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

        In addition to HIPAA, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of patient's identifiable health information. State statutes and regulations vary from state to state. Lawsuits, including class actions and action by state attorneys general, directed at companies that have experienced a privacy or security breach also can occur.

        In the conduct of our business, we process, maintain and transmit sensitive data, including our patient's individually identifiable health information. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. Our compliance officer, privacy officer and information security officer are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with HIPAA and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows. However, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various lawsuits, penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

         We may be adversely affected by a security breach of our, or our third-party vendor's, information technology systems, such as a cyber attack, which may cause a violation of HIPAA or HITECH and subject us to potential legal and reputational harm.

        In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid and protected health information, which is subject to HIPAA and HITECH. Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information, maintaining an accurate record of all transactions, processing payments and maintaining our employee's personal information. We also contract with third-party vendors to maintain and store our patient's individually identifiable health information. Numerous state and federal laws and regulations address privacy and information security concerns resulting from our access to our patient's and employee's personal information.

        Our information technology systems and those of our vendors that process, maintain and transmit such data are subject to computer viruses, cyber attacks or breaches. We adhere to policies and procedures designed to ensure compliance with HIPAA and other privacy and information security laws and require our third-party vendors to do so as well. If, however, we or our third-party vendors experience a breach, loss, or other compromise of unsecured protected health information or other personal information, such an event could result in significant civil and criminal penalties, lawsuits, reputational harm and increased costs to us, any of which could have a material adverse effect on our financial condition and results of operations.

        Furthermore, while our information technology systems, and those of our third-party vendors, are maintained with safeguards protecting against cyber attacks, including passive intrusion protection, firewalls and virus detection software, these safeguards do not ensure that a significant cyber attack could not occur. A cyber attack that bypasses our information technology security systems, or those of our third-party vendors, could cause the loss of protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our or a third-party vendor's information technology business systems resulting in a material adverse effect on our business, financial condition, results of operations or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident.

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

         Future acquisitions or expansions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

        As part of our growth strategy, we may pursue acquisitions of specialty hospitals, outpatient rehabilitation clinics and other related healthcare facilities and services, and increase the number of Concentra medical centers, onsite clinics and CBOCs that Concentra operates. These acquisitions or expansions, including the pending acquisition of Physiotherapy Associates Holdings, Inc. ("Physiotherapy), may involve significant cash expenditures, debt incurrence, additional operating losses and expenses and compliance risks that could have a material adverse effect on our financial condition and results of operations.

        We may not be able to successfully integrate acquired businesses, such as Physiotherapy, into ours, and therefore we may not be able to realize the intended benefits from an acquisition or expansion. If we fail to successfully integrate acquisitions and expansions into our operations, our financial condition and results of operations may be materially adversely affected. Acquisitions could result in difficulties integrating acquired operations, technologies and personnel into our business. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through acquisitions, which may negatively impact the integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period. Further expansions may require substantial financial resources and management attention, and diverting these resources may negatively affect our financial results.

        In addition, acquisitions, such as Physiotherapy, and expansions involve risks that the acquired businesses or expanded operations will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities, including liabilities for failure to comply with healthcare regulations; that the expected synergies associated with acquisitions or expansions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired or expanded operations will prove incorrect, which could have an material adverse effect on our financial condition and results of operations.

         If we are not able to raise the financing for the acquisition of Physiotherapy and Physiotherapy terminates the merger agreement, we will be required to pay a termination fee.

        We intend to finance the acquisition of Physiotherapy with proceeds from a proposed senior secured incremental term facility under Select's existing credit facilities, for which JP Morgan Chase, N.A. has provided us with a debt commitment letter. Should the merger agreement be terminated by Physiotherapy under specified conditions, including circumstances where we are required to close the transaction under the merger agreement and there is a failure of the debt financing to be funded in accordance with the terms of the debt commitment letter, a reverse termination fee of $24.0 million would be payable by us to Physiotherapy.

         Risks associated with our potential international operations.

        We intend to expand our operations into other countries. International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition. The risks that our potential international operations would be subject to include, among other things: difficulties and costs relating to staffing and managing foreign operations; fluctuations in the value of foreign currencies; repatriation of cash from our foreign operations to the United States; foreign countries may impose additional withholding taxes or otherwise tax our foreign income; separate operating and financial systems; disaster recovery; and unexpected regulatory, economic and political changes in foreign markets. In addition to the foregoing, our potential international operations will face risks associated with complying with laws governing our foreign business operations, including the U.S. Foreign Corrupt Practices Act and applicable regulatory requirements.

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

         Competition may limit our ability to acquire hospitals, clinics and medical centers and adversely affect our growth.

        We have historically faced limited competition in acquiring specialty hospitals and outpatient rehabilitation clinics, but we may face heightened competition in the future. In addition, significant merger and acquisition activity has occurred in Concentra's industry. Our competitors may acquire or seek to acquire many of the hospitals, clinics and medical centers that would be suitable acquisition candidates for us. This increased competition could hamper our ability to acquire companies, or such increased competition may cause us to pay a higher price than we would otherwise pay in a less competitive environment. Increased competition from both strategic and financial buyers could limit our ability to grow by acquisitions or make our cost of acquisitions higher and therefore decrease our profitability.

         If we fail to compete effectively with other hospitals, clinics, medical centers and healthcare providers in the local areas we serve, our net operating revenues and profitability may decline.

        The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics, medical centers and other healthcare providers for patients. If we are unable to compete effectively in the specialty hospital, outpatient rehabilitation and occupational health services businesses, our ability to retain customers and physicians, or maintain or increase our revenue growth, price flexibility, control over medical cost trends and marketing expenses may be compromised and our net operating revenues and profitability may decline.

        Many of our specialty hospitals operate in geographic areas where we compete with at least one other hospital that provides similar services.

        Our outpatient rehabilitation clinics face competition from a variety of local and national outpatient rehabilitation providers, including physician-owned physical therapy clinics, dedicated locally owned and managed outpatient rehabilitation clinics and hospital or university owned or affiliated ventures, as well as national and regional providers in select areas. Other competing outpatient rehabilitation clinics in local areas we serve may have greater name recognition and longer operating histories than our clinics. The managers of these competing clinics may also have stronger relationships with physicians in their communities, which could give them a competitive advantage for patient referrals. Because the barriers to entry are not substantial and current customers have the flexibility to move easily to new healthcare service providers, we believe that new outpatient physical therapy competitors can emerge relatively quickly.

        Concentra's primary competitors have typically been independent physicians, hospital emergency departments and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry in Concentra's geographic markets are not substantial and its current customers have the flexibility to move easily to new healthcare service providers, new competitors to Concentra can emerge relatively quickly. The markets for Concentra's consumer health and veteran's healthcare businesses are also fragmented and competitive. If Concentra's competitors are better able to attract patients or expand services at their facilities than Concentra is, Concentra may experience an overall decline in revenue. Similarly, competitive pricing pressures from our competitors could cause Concentra to lose existing or future CBOC contracts with the Department of Veterans Affairs, which may also cause Concentra to experience an overall decline in revenue.

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

        The Stark Law prohibits a physician who has a financial relationship with an entity from referring his or her Medicare or Medicaid patients to that entity for certain designated health services, including inpatient and outpatient hospital services. Under the transparency and program integrity provisions of the ACA, the exception to the Stark Law that previously permitted physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including specialty hospitals, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. Furthermore, initiatives are underway in some states to restrict physician referrals to physician-owned hospitals. Currently, 10 of our consolidating hospitals have physicians as minority owners. The aggregate net operating revenue of these 10 hospitals was $176.9 million for the year ended December 31, 2015, or approximately 4.7% of our consolidated net operating revenues for the year ended December 31, 2015. The range of physician minority ownership of these 10 hospitals was 2.1% to 38.7% as of the year ended December 31, 2015. There can be no assurance that new legislation or regulation prohibiting or limiting physician referrals to physician-owned hospitals will not be successfully enacted in the future. If such federal or state laws are adopted, among other outcomes, physicians who have invested in our hospitals could be precluded from referring to, investing in or continuing to be physician owners of a hospital. In addition, expansion of our physician-owned hospitals may be limited, and the revenues, profitability and overall financial performance of our hospitals may be negatively affected.

         We could experience significant increases to our operating costs due to shortages of healthcare professionals or union activity.

        Our specialty hospitals are highly dependent on nurses, our outpatient rehabilitation division is highly dependent on therapists for patient care, and Concentra is highly dependent upon the ability of its affiliated professional groups to recruit and retain qualified physicians and other licensed providers. The market for qualified healthcare professionals is highly competitive. We have sometimes experienced difficulties in attracting and retaining qualified healthcare personnel. We cannot assure you we will be able to attract and retain qualified healthcare professionals in the future. Additionally, the cost of attracting and retaining qualified healthcare personnel may be higher than we anticipate, and as a result, our profitability could decline.

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

        Our success depends to a significant degree upon the continued contributions of our senior officers and other key employees, and our ability to retain and motivate these individuals. We currently have employment agreements in place with three executive officers and change in control agreements and/or non-competition agreements with several other officers. Many of these individuals also have significant equity ownership in our company. We do not maintain any key life insurance policies for any of our employees. The loss of the services of any of these individuals could disrupt significant aspects of our business, could prevent us from successfully executing our business strategy and could have a material adverse affect on our results of operations.

         In conducting our business, we are required to comply with applicable laws regarding fee-splitting and the corporate practice of medicine.

        Some states prohibit the "corporate practice of medicine" that restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. Some states similarly prohibit the "corporate practice of therapy." The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ physicians or therapists to furnish professional services. Also, in some states hospitals are permitted to employ physicians.

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

        We believe that the Company's current and planned activities do not constitute fee-splitting or the unlawful corporate practice of medicine as contemplated by these state laws. However, there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the practices. If a court or regulatory body determines that we have violated these laws or if new laws are introduced that would render our arrangements illegal, we could be subject to civil or criminal penalties, our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with our affiliated physicians and other licensed providers.

         If Concentra is unable to implement and enhance its information systems in a manner that leverages its knowledge of the workers' compensation market and or more efficiently process and manage claims, results may be adversely affected.

        To leverage its knowledge of workplace injuries, treatment protocols, outcomes data and complex regulatory provisions related to the workers' compensation market, Concentra must continue to implement and enhance information systems that can analyze its data related to the workers' compensation industry. Concentra frequently upgrades existing operating systems and is updating other information systems upon which it relies. Concentra has detailed implementation schedules for these projects that require extensive involvement from its operational, technological and financial personnel. Delays or other problems Concentra might encounter in implementing these projects could adversely affect its ability to deliver streamlined patient care and outcome reporting to its customers.

        In addition, Concentra expects that a considerable amount of its future growth will depend on its ability to process and manage claims data more efficiently and to provide more meaningful healthcare information to customers and payors of healthcare. There can be no assurance that Concentra's current data processing capabilities will be adequate for its future growth, that it will be able to efficiently upgrade its systems to meet future demands, or that it will be able to develop, license or otherwise acquire software to address these market demands as well or as timely as its competitors.

         If the frequency of workplace injuries and illnesses continues to decline, Concentra's results may be negatively affected.

        Approximately 52% of Concentra's revenue in 2015 was generated from the treatment or review of workers' compensation claims. In the past decade, the number of workers' compensation claims has decreased, which Concentra primarily attributes to improvements in workplace safety, improved risk management by employers and changes in the type and composition of jobs. During the economic downturn, the number of employees with workers' compensation insurance substantially decreased. Although the number of covered employees has increased more in recent years as the employment rate has increased, adverse economic conditions can cause the number of covered employees to decline which can cause further declines in workers' compensation claims. There may also be a decrease in claims because more workers have access to health insurance since the enactment of the ACA and are less likely to file worker's compensation claims. In addition, because of the greater access to health insurance and the fact that the U.S. economy has continued to shift from a manufacturing-based to a service-based economy along with general improvements in workplace safety, workers are generally healthier and less prone to work injuries. Increases in employer-sponsored wellness and health promotion programs, spurred in part by the ACA, have led to fitter and healthier employees who may be less likely to injure themselves on the job. Concentra's business model is based, in part, on its ability to expand its relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If workplace injuries and illnesses decline at a greater rate than the increase in total employment or if total employment declines at a greater rate than the increase in incident rates, the number of claims in the workers' compensation market will decrease and may adversely affect Concentra's business.

         If Concentra loses several significant employer customers, its results may be adversely affected.

        Concentra's results may decline if it loses several significant employer customers in a short period. Most of Concentra's customer agreements permit either party to terminate without cause upon 30, 60 or 90 days' prior written notice. If several significant employer customers terminate, or do not renew or extend their agreements with Concentra, its results could be adversely affected. One or more of Concentra's significant employer customers could be acquired. Additionally, Concentra could lose significant employer customers due to competitive pricing pressures or other reasons. The loss of several significant employer customers could cause a material decline in Concentra's profitability and operating performance.

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

        Physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See "Legal Proceedings" and Note 14 in our audited consolidated financial statements.

        We currently maintain professional malpractice liability insurance and general liability insurance coverages under a combination of policies with a total annual aggregate limit of $35.0 million. Our insurance for the professional liability coverage is written on a "claims-made" basis and our commercial general liability coverage is maintained on an "occurrence" basis. These coverages apply after a self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. In addition, our insurance coverage does not generally cover punitive damages and may not cover all claims against us. See "Business—Government Regulations—Other Healthcare Regulations."

         Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.

        Our executives and directors, beneficially own, in the aggregate, approximately 19.6% of Holdings' outstanding common stock as of February 1, 2016. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

Risks Related to our Capital Structure

         If WCAS and the other members of Group Holdings exercise their Put Right, it may have an adverse effect on our liquidity. Additionally, we may not have adequate funds to pay amounts due in connection with the Put Right, if exercised, in which case we would be required to issue Holdings' common stock to purchase interests of Group Holdings and our stockholder's ownership interest will be diluted.

        Pursuant to the Amended and Restated Limited Liability Company Agreement of Group Holdings, WCAS and the other members of Group Holdings have a put right (the "Put Right") with respect to their equity interests in Group Holdings. If a Put Right is exercised by WCAS, Select will be obligated to purchase up to 33 1/3% of the equity interests of Group Holdings that WCAS purchased on June 1, 2015, at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings' common stock. WCAS may first exercise its Put Right after June 1, 2018, and then may exercise its Put Right again annually during each fiscal year thereafter. If WCAS exercises its Put Right, the other members of Group Holdings may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Group Holdings that such member purchased on June 1, 2015, up to but not exceeding the percentage of its initial equity interests that WCAS has determined to sell to Select in the exercise of its Put Right.

        Furthermore, WCAS and the other members of Group Holdings will have a put right with respect to their equity interest in Group Holdings in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and which results in change in the senior management of Select (an "SEM COC Put Right"). If an SEM COC Put Right is exercised by WCAS, WCAS and each other member of Group Holdings will be obligated to sell all (but not less than all) of their equity interests in Group Holdings to Select, at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA.

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

        We have a substantial amount of indebtedness. As of December 31, 2015, Select had approximately $1,768.7 million of total indebtedness excluding the debt at Concentra. Taking into account the indebtedness under the Concentra credit facilities (as defined below), which is nonrecourse to Select, our total indebtedness at December 31, 2015 was $2,423.9 million. For the years ended December 31, 2013 and 2014, Select paid cash interest of $89.1 million and $78.8 million, respectively. For the year ended December 31, 2015, Select paid cash interest, including cash interest paid by Concentra on Concentra's indebtedness, of $103.2 million. Our indebtedness could have important consequences to you. For example, it:

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

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

         Our credit facilities and the indenture governing Select's 6.375% senior notes require us to comply with certain financial covenants and obligations, the default of which may result in the acceleration of certain of our indebtedness.

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

        The Select credit facilities (as defined below) require Select to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the agreement), which is tested quarterly. The Select credit facilities also prohibit Select from making capital expenditures in excess of $125.0 million in any fiscal year (subject to a 50% carry-over provision). Failure to comply with these covenants would result in an event of default under the Select credit facilities and, absent a waiver or an amendment from the lenders, preclude Select from making further borrowings under its revolving facility and permit the lenders to accelerate all outstanding borrowings under the Select credit facilities.

        The Concentra first lien credit agreement (as defined below) requires Concentra to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA) of 5.25 to 1.00, which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra credit facilities (as defined below)) exceeds 30% of Revolving Commitments (as defined in the Concentra credit facilities) on such day. Failure to comply with this covenant would result in an event of default under the Concentra revolving facility (as defined below) only and, absent a waiver or an amendment from the lenders, preclude Concentra from making further borrowings under the Concentra revolving facility and permit the lenders to accelerate all outstanding borrowings under the Concentra revolving facility. Upon such acceleration, Concentra's failure to comply with the financial covenant would result in an Event of Default (as defined in the Concentra credit facilities) with respect to the Concentra first lien term loan (as defined below).

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

        As of December 31, 2015, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 5.75 to 1.00. For the four consecutive fiscal quarters ended December 31, 2015, Select's leverage ratio was 4.78 to 1.00.

        While we have never defaulted on compliance with any of our financial covenants, our ability to comply with these ratios in the future may be affected by events beyond our control. Inability to comply with the required financial covenants could result in a default under our indebtedness. In the event of any default under Select's credit facilities, the lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. In the event of any default under Select's indenture, the trustee or holders of 25% of the notes could declare all outstanding 6.375% senior notes immediately due and payable.

         Payment of interest on, and repayment of principal of, our indebtedness is dependent in part on cash flow generated by our subsidiaries.

        Payment of interest on, and repayment of principal of our indebtedness will be dependent in part upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. For example, as a general matter, Concentra is restricted from paying dividends under the Concentra credit facilities and therefore we cannot rely on Concentra's cash flow to repay Select's indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness. In addition, any payment of interest, dividends, distributions, loans or advances by our subsidiaries to us could be subject to restrictions on dividends or repatriation of distributions under applicable local law, monetary transfer restrictions and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate or under arrangements with local partners. Furthermore, the ability of our subsidiaries to make such payments of interest, dividends, distributions, loans or advances may be contested by taxing authorities in the relevant jurisdictions.

         Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.

        We and our subsidiaries may be able to incur additional indebtedness in the future. Although the Select credit facilities and the Concentra credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2015, Select had $116.1 million of availability under the Select revolving facility (as defined below) (after giving effect to $38.9 million of outstanding letters of credit) and Concentra had $39.0 million of availability under the Concentra revolving facility (after giving effect to $6.0 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries' current debt levels, the substantial leverage risks described above would increase.

         Concentra's inability to meet the conditions and payments under the Concentra credit facilities, although non-recourse to Select, could jeopardize Select's equity contribution to Group Holdings.

        Select is not a party to the Concentra credit facilities and is not an obligor with respect to Concentra's debt under such agreements; however, if Concentra fails to meet its obligations and defaults on the Concentra credit facilities, a portion of or all of Select's equity investment in Group Holdings, the indirect parent company of Concentra, could be at risk of loss.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently lease most of our facilities, including clinics, offices, specialty hospitals and our corporate headquarters. We own 25 of our specialty hospitals.

        We currently lease all of our outpatient rehabilitation clinics and related offices, which, as of December 31, 2015 included 896 leased outpatient rehabilitation clinics throughout the United States. We also lease the majority of our LTCH facilities except for the facilities described above. As of December 31, 2015, in our specialty hospitals we had 77 HIH leases and 16 free-standing building leases. As of December 31, 2015, in our Concentra segment we owned six of our medical centers and had 294 leased medical centers and 33 CBOC leases.

        We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 167,203 square feet and is located in Mechanicsburg, Pennsylvania. We lease several other administrative spaces related to administrative and operational support functions. As of December 31, 2015, this was comprised of eight locations throughout the United States with approximately 49,000 square feet in total.

        The following is a list by state of the number of facilities we operated as of December 31, 2015.

	Specialty Hospitals
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Clinics	Concentra Medical Centers	Total Facilities
Alabama	1				1
Alaska			7		7
Arizona	3	1	15	12	31
Arkansas	2		1	2	5
California			12	17	29
Colorado	2		17	17	36
Connecticut			48	10	58
Delaware	1		2	1	4
District of Columbia			2		2
Florida	10	1	98	8	117
Georgia	6	1	23	14	44
Hawaii				1	1
Illinois			47	12	59
Indiana	5		19	3	27
Iowa	2			3	5
Kansas	2		15	2	19
Kentucky	2		46	6	54
Louisiana			3	4	7
Maine			12	5	17
Maryland			20	10	30
Massachusetts			7	2	9
Michigan	11		10	18	39
Minnesota	1		25		26
Mississippi	5			11	16
Missouri	3	2	63		68
Nebraska	2			3	5
Nevada			7	7	14
New Hampshire				3	3
New Jersey	1	3	153	13	170
New Mexico			2	4	6
North Carolina	3		32	6	41
Ohio	15	2	60	8	85
Oklahoma	2		20	7	29
Oregon				4	4
Pennsylvania	9	2	129	13	153
Rhode Island				2	2
South Carolina	2		16	2	20
South Dakota	1				1
Tennessee	5		13	8	26
Texas	9	6	93	46	154
Utah				2	2
Vermont				2	2
Virginia			21	4	25
West Virginia	1				1
Wisconsin	3			8	11

Total Company	109	18	1,038	300	1,465

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

        On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC ("SSH-Evansville"), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the U.S. Department of Justice notified the court of its decision not to intervene in the case, and the court thereafter approved a case management plan imposing certain deadlines. The plaintiff-relators filed a Second Amended Complaint in October 2015, and defendants filed a Motion to Dismiss such Complaint in December 2015. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

        On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. ("SSH-Knoxville"), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the Court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015. The defendants filed a Motion to Dismiss such Complaint in November 2015. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

        Select Medical Holdings Corporation common stock is quoted on the New York Stock Exchange under the symbol "SEM." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, reported by the New York Stock Exchange.

	Market Prices
Fiscal Year Ended December 31, 2014	High	Low
First Quarter	$12.45	$10.15
Second Quarter	$15.86	$12.43
Third Quarter	$16.17	$12.01
Fourth Quarter	$15.07	$11.46

	Market Prices
Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$15.75	$12.10
Second Quarter	$17.20	$14.38
Third Quarter	$16.51	$10.41
Fourth Quarter	$12.66	$10.07

Holders

        At the close of business on February 1, 2016, Holdings had 131,282,798 shares of common stock issued and outstanding. As of that date, there were 111 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through brokerage firms.

Dividend Policy

        On February 19, April 30, August 6 and October 29, 2014, Holdings declared cash dividends of $0.10 per share. Such dividends were paid on March 10, May 28, August 29 and December 1, 2014, respectively, to stockholders of record as of the close of business on March 3, May 16, August 20 and November 19, 2014, respectively.

        On February 18, 2015, Holdings declared cash dividends of $0.10 per share. Such dividends were paid on March 11, 2015 to stockholders of record as of the close of business on March 4, 2015.

        Since the dividend described above, Holdings has not paid or declared any dividends on its common stock. We do not anticipate paying any further dividends on Holdings' common stock in the foreseeable future. We intend to retain future earnings to finance the ongoing operations and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on conditions at that time, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Additionally, certain contractual agreements we are party to, including the Select credit facilities and the Indenture governing Select's 6.375% senior notes, restrict our capacity to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

        For information regarding securities authorized for issuance under equity compensation plans, see Part III "Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Stock Performance Graph

        The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2010, with dividends being reinvested on the date paid through and including the market close on December 31, 2015 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor's 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Select Medical Holdings Corporation (SEM)	$100.00	$116.01	$147.70	$188.48	$240.71	$200.60
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$102.93	$126.05	$172.56	$215.72	$222.36
S&P 500	$100.00	$100.00	$113.40	$147.01	$163.71	$162.49

Item 6.    Selected Financial Data.

        You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. Upon the consummation of the Concentra acquisition, Concentra's financial results are consolidated with Select's effective June 1, 2015. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere herein. The selected historical financial data as of December 31, 2011, 2012, 2013, 2014 and 2015 and for the years ended December 31, 2011, 2012, 2013, 2014 and 2015 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2014 and 2015, and for the years ended December 31, 2013, 2014 and 2015 have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2011, 2012 and 2013 and for the years ended December 31, 2011 and 2012 have been derived from our audited consolidated financial information not included elsewhere herein.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues	$2,804,507	$2,948,969	$2,975,648	$3,065,017	$3,742,736
Operating expenses(1)(2)	2,422,271	2,548,799	2,609,820	2,712,187	3,362,965
Depreciation and amortization	71,517	63,311	64,392	68,354	104,981

Income from operations	310,719	336,859	301,436	284,476	274,790
Loss on early retirement of debt(3)	(31,018)	(6,064)	(18,747)	(2,277)	—
Equity in earnings of unconsolidated subsidiaries	2,923	7,705	2,476	7,044	16,811
Gain on sale of equity investment	—	—	—	—	29,647
Interest expense, net(4)	(98,894)	(94,950)	(87,364)	(85,446)	(112,816)

Income before income taxes	183,730	243,550	197,801	203,797	208,432
Income tax expense	70,968	89,657	74,792	75,622	72,436

Net income	112,762	153,893	123,009	128,175	135,996
Less: Net income attributable to non-controlling interests(5)	4,916	5,663	8,619	7,548	5,260

Net income attributable to Select Medical Holdings Corporation	$107,846	$148,230	$114,390	$120,627	$130,736

Income per common share:
Basic	$0.71	$1.05	$0.82	$0.91	$1.00
Diluted	$0.71	$1.05	$0.82	$0.91	$0.99
Weighted average common shares outstanding:
Basic	150,501	138,767	136,879	129,026	127,478
Diluted	150,725	139,042	137,047	129,465	127,752
Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,043	$40,144	$4,319	$3,354	$14,435
Working capital	99,472	80,397	82,878	133,220	11,465
Total assets	2,772,147	2,761,361	2,817,622	2,924,809	4,426,666
Total debt	1,396,798	1,470,243	1,445,275	1,522,976	2,423,884
Total Select Medical Holdings Corporation stockholders' equity	819,679	717,048	786,234	739,515	859,253

	Select Medical Corporation
	Year Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Statement of Operations Data:
Net operating revenues	$2,804,507	$2,948,969	$2,975,648	$3,065,017	$3,742,736
Operating expenses(1)(2)	2,422,271	2,548,799	2,609,820	2,712,187	3,362,965
Depreciation and amortization	71,517	63,311	64,392	68,354	104,981

Income from operations	310,719	336,859	301,436	284,476	274,790
Loss on early retirement of debt(3)	(20,385)	(6,064)	(17,788)	(2,277)	—
Equity in earnings of unconsolidated subsidiaries	2,923	7,705	2,476	7,044	16,811
Gain on sale of equity investment	—	—	—	—	29,647
Interest expense, net(4)	(80,910)	(83,759)	(84,954)	(85,446)	(112,816)

Income before income taxes	212,347	254,741	201,170	203,797	208,432
Income tax expense	80,984	93,574	75,971	75,622	72,436

Net income	131,363	161,167	125,199	128,175	135,996
Less: Net income attributable to non-controlling interests(5)	4,916	5,663	8,619	7,548	5,260

Net income attributable to Select Medical Corporation	$126,447	$155,504	$116,580	$120,627	$130,736

Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,043	$40,144	$4,319	$3,354	$14,435
Working capital	97,348	78,414	82,878	133,220	11,465
Total assets	2,770,738	2,760,313	2,817,622	2,924,809	4,426,666
Total debt	1,229,498	1,302,943	1,445,275	1,552,976	2,423,884
Total Select Medical Corporation stockholders' equity	983,446	881,317	786,234	739,515	859,253

(1)
Operating expenses include cost of services, general and administrative expenses, and bad debt expenses.

(2)
Includes stock compensation expense related to restricted stock and stock options for the years ended December 31, 2011, 2012, 2013, 2014 and 2015.

(3)
During the year ended December 31, 2011, we refinanced the Select credit facilities, repurchased and retired $266.5 million principal amount of Select's 7 5/8% senior subordinated notes, and repurchased and retired $150.0 million principal amount of Holdings 10% senior subordinated notes. A loss on early retirement of debt of $31.0 million and $20.4 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2011, which included the write-off of unamortized debt issuance costs, tender premiums and original issue discount.

During the year ended December 31, 2012, we repurchased and retired an aggregate of $275.0 million principal amount of Select's outstanding 7 5/8% senior subordinated notes. A loss on early retirement of debt of $6.1 million was recognized by Holdings and Select for the year ended December 31, 2012, which included the write-off of unamortized debt issuance costs and call premiums.

During the year ended December 31, 2013, Select entered into a credit extension amendment on February 20, 2013, the proceeds of which were used to redeem all of its outstanding 7 5/8% senior subordinated notes, to finance Holdings' redemption of all of its 10% senior floating rate, and to repay a portion of the balance outstanding under the Select credit facilities. Additionally, on May 28,

  2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021, the proceeds of which were used to pay a portion of the Select term loans then outstanding and to pay related fees and expenses. A loss on early retirement of debt of $18.7 million and $17.8 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2013, which included the write-off of unamortized debt issuance costs.

  During the year ended December 31, 2014, Select amended its term loans under the Select credit facilities. A loss on early retirement of debt of $2.3 million was recognized for unamortized debt issuance costs, unamortized original issue discount, and certain frees incurred related to term loan modifications.

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

Overview

        We began operations in 1997, and we believe that we are one of the largest operators of both specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities. On June 1, 2015, a joint venture created by Select and WCAS consummated the acquisition of Concentra, which provides occupational medicine, consumer health, physical therapy, and veteran's healthcare services throughout the United States. As of December 31, 2015, we operated 127 specialty hospitals in 27 states, and 1,038 outpatient rehabilitation clinics in 31 states and the District of Columbia. Through our contract therapy business we provide medical rehabilitation services on a contracted basis to nursing homes, hospitals, assisted living and senior care centers, schools, and work sites. As of December 31, 2015, Concentra operated 300 medical centers in 38 states. Concentra also provides contract services at employer worksites and Department of Veterans Affairs CBOCs. As of December 31, 2015, we had operations in 46 states and the District of Columbia.

        We manage our Company through three business segments; specialty hospitals, outpatient rehabilitation and, as of June 1, 2015, our Concentra segment. We had net operating revenues of $3,742.7 million for the year ended December 31, 2015. Of this total, we earned approximately 63% of our net operating revenues from our specialty hospitals segment, approximately 22% from our outpatient rehabilitation segment, and approximately 15% from our Concentra segment. Our specialty hospitals segment consists of hospitals designed to serve the needs of long term acute care patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders, and cancer. Our outpatient rehabilitation segment consists of clinics and contract therapy that provide physical, occupational, and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, consumer health, physical therapy, and veteran's healthcare services. The financial and statistical information related to the operation of the Concentra segment, and used for calculations in our discussion and analysis of our financial condition and results of operations for the period ended December 31, 2015, discussed herein, began as of June 1, 2015, which is the date the Concentra acquisition was consummated.

Significant 2015 Events

  Concentra Transaction

        On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with WCAS, consummated the acquisition of Concentra. Pursuant to the terms of the stock purchase agreement, MJ Acquisition Corporation acquired 100% of the issued and outstanding equity securities of Concentra from Humana, Inc. ("Humana") for $1,047.2 million, net of $3.8 million of cash acquired. Select used borrowings under the Select revolving facility to fund its portion of the equity contribution to Group Holdings in an aggregate amount equal to $217.9 million. Group Holdings contributed those funds along with $217.1 million of equity contributions of its other members to MJ Acquisition Corporation, which used the funds, together with the borrowings under the Concentra credit facilities to pay the purchase price to Humana.

        Group Holdings is the parent company of Concentra, the surviving entity of the merger between MJ Acquisition Corporation and Concentra. Select owns 50.1% of the voting equity interests of Group Holdings. Concentra's financial results are consolidated with Select's as of June 1, 2015.

        Our acquisition costs related to the acquisition of Concentra were $4.7 million and are included in general and administrative expenses for the year ended December 31, 2015. Concentra incurred $23.3 million of debt issuance costs related to the Concentra credit facilities through December 31, 2015. The original issue discounts and debt issuance costs associated with the Concentra term loans are being amortized in interest expense beginning June 1, 2015 using the interest method which will continue over the total term of each respective facility.

  Financing Transactions

  Select Credit Facilities

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

        On December 11, 2015, Select amended the Select credit facilities in order to, among other things: (i) convert $56.2 million of its series D term loan into series E term loan, which have a maturity date of June 1, 2018; (ii) increase the interest rate payable on the series E term loan from Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternative Base Rate plus 1.75%, to Adjusted LIBO plus 4.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternative Base Rate plus 3.00%; (iii) beginning with the quarter ending December 31, 2015, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.75 to 1.00 from 5.00 to 1.00; (iv) increase the capacity for incremental extensions of credit to $450.0 million; and (v) amend the definition of "Consolidated EBITDA" to add back certain specialty hospital start-up losses.

  Concentra Credit Facilities

        On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, entered into the Concentra credit facilities. Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra credit facilities on June 1, 2015. The Concentra credit facilities consist of the Concentra first lien credit agreement and the Concentra second lien credit agreement. The Concentra first lien credit agreement provides for $500.0 million in first lien loans composed of a $450.0 million, seven-year term loan and a $50.0 million, five-year revolving credit facility. The $450.0 million Concentra first lien term loan was issued with a discount of $1.1 million resulting in proceeds of $448.9 million. The Concentra second lien credit agreement (as defined below) provides for a $200.0 million eight-year second lien term loan. The $200.0 million Concentra second lien term loan (as defined below) was issued with a discount of $2.0 million resulting in proceeds of $198.0 million.

  New Specialty Hospital Start-up Operating Expenses

        Select is developing several new specialty hospitals resulting in start-up costs which have the effect of increasing our operating expenses. Start-up Adjusted EBITDA losses were $16.8 million for the year ended December 31, 2015, compared to $14.5 million for the year ended December 31, 2014. We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, equity in earnings (losses) of unconsolidated subsidiaries, and gain on sale of equity investment. See the section titled "Results of Operations" for a reconciliation of net income to Adjusted EBITDA.

  Gain on Sale of Equity Investment

        For the year ended December 31, 2015, we had a gain on the sale of an equity investment of $29.6 million. The equity investment was a start-up company investment in which we owned a non-controlling interest.

  Subsequent Events

        On January 25, 2016, Select announced that it has entered into an Agreement and Plan of Merger, dated as of January 22, 2016, with Grip Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Select, Physiotherapy, and KHR Physio, LLC, a Delaware limited liability company, solely in its capacity as the Holder Representative (as defined in the merger agreement). Pursuant to the terms of the merger agreement, Select will acquire Physiotherapy for $400.0 million in cash, subject to certain adjustments in accordance with the terms set forth in the merger agreement, through the merger of Grip Merger Sub, Inc. with and into Physiotherapy, with Physiotherapy continuing as the surviving corporation under its present name as a wholly owned subsidiary of Select (the "Transaction").

        Select expects to finance the transaction and related expenses using a combination of cash on hand and the proceeds from a proposed $400.0 million senior secured incremental term facility under its existing credit facilities, for which JP Morgan Chase, N.A. has provided Select with a debt commitment letter. Should the merger agreement be terminated by Physiotherapy under specified conditions, including circumstances where Select is required to close the transaction under the merger agreement and there is a failure of the debt financing to be funded in accordance with its terms, a reverse termination fee of $24.0 million would be payable by Select to Physiotherapy. The transaction, which is expected to close in the first half of 2016, is subject to a number of closing conditions.

Summary Financial Results

  Year Ended December 31, 2015

        For the year ended December 31, 2015, our net operating revenues increased 22.1% to $3,742.7 million compared to $3,065.0 million for the year ended December 31, 2014, principally due to the addition of our Concentra segment and increases in net operating revenues in our specialty hospitals segment. We had income from operations for the year ended December 31, 2015 of $274.8 million, compared to $284.5 million for the year ended December 31, 2014. The decrease in our income from operations was principally due to increases in operating expenses at our specialty hospitals as further discussed below under "Results of Operations". Our Adjusted EBITDA for the year ended December 31, 2015 was $399.2 million, compared to $363.9 million for the year ended December 31, 2014 and our Adjusted EBITDA margin was 10.7% for the year ended December 31, 2015, compared to 11.9% for the year ended December 31, 2014. See the section titled "Results of Operations" for a reconciliation of net income to Adjusted EBITDA. Our increase in Adjusted EBITDA was principally due to the effects of the Concentra acquisition, offset in part by increases in our specialty hospitals segment operating expenses discussed above. The decrease in our Adjusted EBITDA margin is principally due to a decline in Adjusted EBITDA from our specialty hospitals segment caused by the increases in operating expenses discussed above, and the fact that incremental Adjusted EBITDA contributed by Concentra has a lower Adjusted EBITDA margin than our overall Adjusted EBITDA margin for the year ended December 31, 2014, thus reducing the overall Adjusted EBITDA margin.

        Net income attributable to Holdings was $130.7 million for the year ended December 31, 2015, compared to $120.6 million for the year ended December 31, 2014. The increase in Holdings' net income was principally due to increases in our equity in earnings of unconsolidated subsidiaries and a gain on the sale of an equity investment, offset in part by the decrease in our income from operations as discussed above and increases in interest expense associated with Concentra indebtedness.

        Cash flow from operations for Holdings provided $208.4 million and $170.6 million of cash for the years ended December 31, 2015 and 2014, respectively.

  Year Ended December 31, 2014

        For the year ended December 31, 2014, our net operating revenues increased 3.0% to $3,065.0 million compared to $2,975.6 million for the year ended December 31, 2013. We experienced increases in net operating revenues in both our specialty hospitals and outpatient rehabilitation segments. We had income from operations for the year ended December 31, 2014 of $284.5 million, compared to $301.4 million for the year ended December 31, 2013. Our Adjusted EBITDA for the year ended December 31, 2014 was $363.9 million, compared to $372.9 million for the year ended December 31, 2013 and our Adjusted EBITDA margin was 11.9% for the year ended December 31, 2014, compared to 12.5% for the year ended December 31, 2013. The decrease in our income from operations, Adjusted EBITDA and Adjusted EBITDA margin is principally due to increases in our operating expenses, primarily related to incremental start-up costs associated with new and recently expanded specialty hospitals, the Sequestration Reduction and the MPPR Reduction.

        Net income attributable to Holdings was $120.6 million for the year ended December 31, 2014, compared to $114.4 million for the year ended December 31, 2013. The increase in Holdings' net income resulted principally from lower losses related to early retirement of debt, lower interest expense, and increases in equity earnings of unconsolidated subsidiaries, offset in part by a decrease in our income from operations as discussed above.

        Cash flow from operations for Holdings provided $170.6 million and $192.5 million of cash for the years ended December 31, 2014 and 2013, respectively.

Regulatory Changes

        The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. Net operating revenues generated directly from the Medicare program represented approximately 46%, 45% and 37% of our consolidated net operating revenues for the years ended December 31, 2013, 2014 and 2015, respectively.

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

        The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015, reforms Medicare payment policy for services paid under the Medicare physician fee schedule, including our outpatient rehabilitation services. The law repeals the SGR formula effective January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new MIPS, and incentives for participation in APMs. To finance these provisions, the Medicare Access and CHIP Reauthorization Act of 2015 reduces market basket updates for post-acute care providers, including LTCHs and IRFs, among other Medicare payment cuts. As noted below, the law sets the annual prospective payment system update for fiscal year 2018 at 1% for LTCHs and IRFs, as well as skilled nursing facilities, home health agencies, and hospices. The law also extends the exceptions process for outpatient therapy caps through December 31, 2017.

        The Bipartisan Budget Act of 2015, enacted on November 2, 2015, extends the 2% reductions to Medicare payments through fiscal year 2025. This reduction was originally enacted in the BCA of 2011, which required automatic reductions in federal spending by approximately $1.2 trillion split evenly between domestic and defense spending. Payments to Medicare providers are subject to these automatic spending reductions, subject to a 2% cap. On April 1, 2013 a 2% reduction to Medicare payments was implemented. The BBA of 2013 extended the automatic spending reductions through 2023 and the Bipartisan Budget Act of 2015 further extended the automatic spending reductions through fiscal year 2025.

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

        Fiscal Year 2014.    On August 19, 2013, CMS published the final rule updating the policies and payment rates for LTCH-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard federal rate was set at $40,607, an increase from the standard federal rate applicable during the period from December 29, 2012 through September 30, 2013 of $40,398. The update to the standard federal rate for fiscal year 2014 included a market basket increase of 2.5%, less a productivity adjustment of 0.5%, less a reduction of 0.3% mandated by the ACA, and less a budget neutrality adjustment of 1.266%. The fixed-loss amount for high cost outlier cases was set at $13,314, which was a decrease from the fixed-loss amount in the 2013 fiscal year of $15,408.

        Fiscal Year 2015.    On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate was set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 included a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less a reduction of 0.2% mandated by the ACA, and less a budget neutrality adjustment of 1.266%. The fixed-loss amount for high cost outlier cases was set at $14,972, which was an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

        Fiscal Year 2016.    On August 17, 2015, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate is set at $41,763, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS is set at $16,423, which is an increase from the fixed-loss amount in the 2015 fiscal year of $14,972. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate described below is set at $22,544.

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

        Payment adjustments, including the interrupted stay policy and the 25 Percent Rule (discussed below), apply to LTCH discharges regardless of whether the case is paid at the LTCH-PPS payment rate or the site-neutral payment rate. However, short stay outlier payment adjustments do not apply to cases paid at the site-neutral payment rate. Beginning with fiscal year 2016, CMS will calculate the annual recalibration of the MS-LTC-DRG relative payment weighting factors using only data from LTCH discharges that meet the criteria for exclusion from the site-neutral payment rate. In addition, beginning in fiscal year 2016, CMS will apply the IPPS fixed-loss amount to site-neutral cases, rather than the LTCH PPS fixed-loss amount. For fiscal year 2016, the IPPS fixed-loss amount is set at $22,544 and the LTCH-PPS fixed-loss amount is estimated to be $16,423. CMS will calculate the LTCH-PPS fixed-loss amount using only data from cases paid at the LTCH-PPS payment rate, excluding cases paid at the site-neutral rate.

        Each of our LTCHs has their own unique annual cost reporting period. As a result, the new payment limits will become effective for each of our LTCHs at different points in time over a twelve month period that began on October 1, 2015. As of December 31, 2015, 16 of our LTCHs have cost reporting periods that began during the fourth quarter of 2015 and 37, 19 and 36 of our LTCHs have cost reporting periods commencing during the first quarter, second quarter and third quarters of 2016, respectively.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in a less than 0% payment update and payment rates that are less than the prior year.

  25 Percent Rule

        The "25 Percent Rule" is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. As more full described under "business—Government Regulations," various legislation has limited or deferred the full application of the 25 Percent Rule. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of our LTCHs for cost reporting periods beginning on or after July 1, 2016.

  Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH Beds

        The BBA of 2013, as amended by the PAMA, reinstated a moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities beginning April 1, 2014 through September 30, 2017 with certain exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellite facilities currently under development.

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

        Fiscal Year 2014.    On August 6, 2013, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2014 (affecting discharges and cost reporting periods beginning on or after October 1, 2013 through September 30, 2014). The standard payment conversion factor for discharges for fiscal year 2014 was $14,846, which was an increase from the fiscal year 2013 standard payment conversion factor of $14,343. The update to the standard payment conversion factor for fiscal year 2014 included a market basket increase of 2.6%, less a productivity adjustment of 0.5%, and less a reduction of 0.3% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2014 to $9,272 from $10,466 established in the final rule for fiscal year 2013.

        Fiscal Year 2015.    On August 6, 2014, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard payment conversion factor for discharges for fiscal year 2015 was $15,198, which was an increase from the fiscal year 2014 standard payment conversion factor of $14,846. The update to the standard payment conversion factor for fiscal year 2015 included a market basket increase of 2.9%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848 from $9,272 established in the final rule for fiscal year 2014.

        Fiscal Year 2016.    On August 6, 2015, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard payment conversion factor for discharges for fiscal year 2016 is set at $15,478, which is an increase from the fiscal year 2015 standard payment conversion factor of $15,198. The update to the standard payment conversion factor for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2016 to $8,658 from $8,848 established in the final rule for fiscal year 2015.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment for IRFs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. Historically, the Medicare physician fee schedule rates have updated annually based on the SGR formula. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through March 31, 2015 CMS or Congress has taken action to prevent the SGR formula reductions. The Medicare Access and CHIP Reauthorization Act of 2015 repeals the SGR formula effective for services provided on or after January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new MIPS, and APMs. For services provided between January 1, 2015 and June 30, 2015, a 0% payment update was applied to the Medicare physician fee schedule payment rates. For services provided between July 1, 2015 and December 31, 2015, a 0.5% update was applied to the fee schedule payment rates. For services provided in 2016 through 2019, a 0.5% update will be applied each year to the fee schedule payment rates, subject to MIPS adjustment beginning in 2019. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to MIPS and APM adjustments. Finally, in 2026 and subsequent years eligible professionals participating in APMs that meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

        The Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the fee schedule be adjusted starting in 2019 based on performance in MIPS, which will consolidate the three existing incentive programs focused on quality, resource use, and meaningful use of electronic health records. The law requires the Secretary of Health and Human Services to establish the MIPS requirements under which a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. Each year from 2019-2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and promotes the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making. For the year ended December 31, 2015, we received approximately 11% of our outpatient rehabilitation net operating revenues from Medicare.

Development of New Specialty Hospitals and Clinics

        In addition to the growth of our business through the acquisition and integration of other businesses, we have also grown our business by developing specialty hospitals and outpatient rehabilitation facilities. Since our inception in 1997 through December 31, 2015, we have internally developed 73 specialty hospitals and 434 outpatient rehabilitation clinics. The BBA of 2013, as amended by the PAMA, reinstated a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities beginning April 1, 2014 through September 30, 2017, with certain exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellite facilities currently under development. We continue to evaluate opportunities to develop new joint venture relationships with significant health systems and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in the local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth.

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

        Net operating revenues generated directly from the Medicare program from all segments represented approximately 36%, 45% and 46% of net operating revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Approximately 55%, 57% and 59% of our specialty hospital revenues for the years ended December 31, 2015, 2014 and 2013, respectively, were received from the Medicare program.

        Most of our specialty hospitals receive bi-weekly periodic interim payments from Medicare instead of being paid on an individual claim basis. Under a periodic interim payment methodology, Medicare estimates a hospital's claim volume based on historical trends and makes bi-weekly interim payments to us based on these estimates. Generally, twice a year per hospital, Medicare reconciles the differences between the actual claim data and the estimated payments. To the extent our actual hospital's experience is different from the historical trends used by Medicare to develop the estimate, the periodic interim payments will result in our being either temporarily over-paid or under-paid for our Medicare claims. At each balance sheet date, we record any aggregate under-payment as an account receivable or any aggregate over-payment as a payable to third-party payors on our balance sheet. The timing of when we receive our bi-weekly periodic interim payments, in relation to our balance sheet date, has an impact on our accounts receivable balance and our days sales outstanding as of the end of any reporting period.

  Contractual Adjustments

        Net operating revenues include amounts estimated by us to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through our internally developed systems. In our specialty hospitals segment our billing system automatically calculates estimated Medicare reimbursement and associated contractual allowances. For non-governmental payors in our specialty hospitals segment, we either manually calculate the contractual allowance for each patient based upon the contractual provisions associated with the specific payor or where we have a relatively homogeneous patient population, we monitor individual payors' historical closed paid claims data and apply those payment rates to the existing patient population. The net payments are converted into per diem rates. The per diem rates are applied to unpaid patient days to determine the expected payment and a contractual adjustment is recorded to adjust the recorded amount to agree with the expected payment. Quarterly, we update our analysis of historical closed paid claims. In our outpatient rehabilitation and Concentra segments, we perform provision testing, using internally developed systems, whereby we monitor a payors' historical paid claims data and compare it against the associated gross charges. This difference is determined as a percentage of gross charges and is applied against gross billing revenue to determine the contractual allowances for the period. Additionally, these contractual percentages are applied against the gross receivables on the balance sheet to determine that adequate contractual reserves are maintained for the gross accounts receivables reported on the balance sheet. We account for any difference as additional contractual adjustments to gross revenues to arrive at net operating revenues in the period that the difference is determined. We believe the processes described above and used in recording our contractual adjustments have resulted in reasonable estimates determined on a consistent basis.

  Allowance for Doubtful Accounts

        Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our financial performance. Our primary collection risks relate to non-governmental payors who insure these patients, and deductibles, co-payments and self-insured amounts owed by the patient. Deductibles, co-payments and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2015, deductibles, co-payments and self-insured amounts owed by patients accounted for approximately 1.2% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our specialty hospitals, or in the case of our outpatient rehabilitation clinics and Concentra medical centers, we verify insurance coverage prior to their first visit. Our estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. This method is based on our historical cash collections experience and is periodically assessed in light of any changes to such experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

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

        The following table is an aging of our accounts receivable (after allowances for contractual adjustments but before doubtful accounts) as of the dates indicated (in thousands):

	Balance as of December 31,
	2014		2015
	0 - 180 Days	Over 180 Days	0 - 180 Days	Over 180 Days
Commercial insurance and other	$254,623	$46,556	$311,800	$51,507
Medicare and Medicaid	180,005	9,510	291,403	9,981

Total accounts receivable	$434,628	$56,066	$603,203	$61,488

        The approximate percentage of total accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories as of the dates indicated is as follows:

	As of December 31,
	2014	2015
0 to 90 days	80.0%	81.4%
91 to 180 days	8.6%	9.6%
181 to 365 days	6.3%	4.8%
Over 365 days	5.1%	4.2%

Total	100.0%	100.0%

        The approximate percentage of total accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status as of the dates indicated is as follows:

	As of December 31,
	2014	2015
Commercial insurance and other	61.2%	68.5%
Medicare and Medicaid	38.6%	30.3%
Self-pay receivables (including deductibles and co-payments)	0.2%	1.2%

Total	100.0%	100.0%

  Insurance

        Under a number of our insurance programs, which include our employee health insurance program and certain components under our property and casualty insurance program, we are liable for a portion of our losses. In these cases we accrue for our losses under an occurrence based principle whereby we estimate the losses that will be incurred by us in a given accounting period and accrue that estimated liability. We utilize actuarial methods in estimating the losses. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2015 and December 31, 2014, we recorded a liability of $157.4 million and $101.9 million, respectively, for our estimated losses under these insurance programs.

  Related Party Transactions

        We are party to various rental and other agreements with companies affiliated with us through common ownership. Our payments to these related parties amounted to $4.7 million, $4.4 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments as of December 31, 2015 amount to $31.0 million through 2023. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. Our practice is that any such transaction must receive the prior approval of both the audit and compliance committee of the board of directors and a majority of non-interested members of the board of directors. It is our practice that an independent third-party appraisal supporting the amount of rent for such leased space is obtained prior to approving the related party lease of office space.

        During the year ended December 31, 2014, shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to stock purchase agreements dated February 26, 2014 and May 5, 2014. Two of the Company's directors are affiliated with these entities.

        We also provide contracted services, principally employee leasing services and charge management fees to related parties affiliated through our equity investments. Net operating revenues generated from the provision of contracted services and management fees amounted to $146.0 million, $129.3 million and $110.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

  Goodwill and Other Intangible Assets

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

        Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation clinics, contract therapy, and Concentra. Goodwill has been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions. Our most recent impairment assessment was completed during the fourth quarter of 2015, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. We have recorded total goodwill and other intangible assets of $2.6 billion, of which goodwill and other intangible assets of $1.4 billion relates to our specialty hospitals reporting unit, $869.2 billion relates to the Concentra reporting unit, $337.0 million relates to our outpatient clinic reporting unit, and $2.3 million relates to our contract therapy reporting unit. In performing periodic impairment tests, the fair value of the reporting unit is compared to the carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value, an impairment condition exists, which results in an impairment loss equal to the excess carrying value. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations.

        Regulatory changes governing the provision of our services in our specialty hospitals, outpatient rehabilitation, and Concentra segments and development activities can have both positive and negative effects on our results of operations and future cash flows which impact the fair value of our reporting units. The excess fair value, as a percentage of carrying value, of our specialty hospitals reporting unit was approximately 39.6%, 37.6% and 10.4% as of October 1, 2015, 2014 and 2013, respectively. The fair value of our outpatient rehabilitation clinics and our contract therapy reporting units significantly exceeded the carrying values of each of those corresponding reporting units as of October 1, 2015, 2014 and 2013. The fair value of our Concentra reporting unit approximated the carrying value as of October 1, 2015.

        To determine the fair value of our reporting units, we use a discounted cash flow approach. Included in the discounted cash flow are assumptions regarding revenue growth rates, internal development of specialty hospitals, rehabilitation clinics, and Concentra medical centers, future Adjusted EBITDA margin estimates, future general and administrative expenses and the weighted average cost of capital for our industry. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of (1) our industry, (2) our recent transactions, and (3) reasonable performance expectations for our operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units. We have consistently applied the discounted cash flow approach methodology to determine the fair value of each of our reporting units at each annual impairment test dated October 1, 2015, 2014 and 2013.

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

        At December 31, 2015, we had deferred tax liabilities in excess of deferred tax assets of approximately $190.1 million for both Holdings and Select principally due to depreciation deductions that have been accelerated for tax purposes. This amount includes approximately $7.6 million of valuation reserves related primarily to state net operating losses.

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

  Stock Based Compensation

        We measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Our share-based compensation arrangements comprise both stock options and restricted share plans. We value employee stock options using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility of our common stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate. Such compensation amounts, if any, are recognized over the respective vesting periods or period of service of the option grant. We value restricted stock grants by using the closing market price of our stock on the date of grant.

Operating Statistics

        The following tables set forth operating statistics for each of our operating segments for each of the periods presented. The operating statistics reflect data for the period of time these operations were managed by us.

	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015
Specialty hospitals data:(1)
Number of hospitals owned—start of period	116	115	120
Number of hospital start-ups	—	7	2
Number of hospitals acquired	1	1	1
Number of hospitals closed/sold	(2)	(3)	(5)

Number of hospitals owned—end of period	115	120	118
Number of hospitals managed—end of period	8	9	9

Total number of hospitals (all)—end of period	123	129	127

Long term acute care hospitals	108	113	109
Rehabilitation hospitals	15	16	18
Available licensed beds(2)	5,172	5,326	5,172
Admissions(2)	55,729	55,581	56,570
Patient days(2)	1,353,847	1,340,506	1,373,780
Average length of stay (days)(2)	24	24	24
Net revenue per patient day(2)(3)	$1,514	$1,546	$1,569
Occupancy rate(2)	72%	70%	72%
Percent patient days—Medicare(2)	64%	63%	60%
Outpatient rehabilitation data:
Number of clinics owned—start of period	867	885	880
Number of clinic start-ups	27	18	34
Number of clinics acquired	5	14	7
Number of clinics closed/sold	(14)	(37)	(25)

Number of clinics owned—end of period	885	880	896
Number of clinics managed—end of period	121	143	142

Total number of clinics (all)—end of period	1,006	1,023	1,038

Number of visits(2)	4,780,723	4,970,724	5,218,532
Net revenue per visit(2)(4)	$104	$103	$103
Concentra data:(5)
Number of medical centers owned—start of period			—
Number of medical centers acquired			300

Number of medical centers owned—end of period			300
Number of visits(6)			4,436,977
Net revenue per visit(6)(7)			$114

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

(5)
The selected financial data for the Company's Concentra segment for the periods presented begins as of June 1, 2015, which is the date the Concentra acquisition was consummated.

(6)
Data excludes onsite clinics and CBOCs.

(7)
Net revenue per visit is calculated by dividing center direct patient service revenue by the total number of center visits.

Results of Operations

        The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Select Medical Holdings Corporation
	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	83.8	84.2	85.8
General and administrative	2.6	2.8	2.5
Bad debt expense	1.3	1.5	1.6
Depreciation and amortization	2.2	2.2	2.8

Income from operations	10.1	9.3	7.3%
Loss on early retirement of debt	(0.6)	(0.0)	—
Equity in earnings of unconsolidated subsidiaries	0.1	0.2	0.4
Gain on sale of equity investment	—	—	0.8
Interest expense, net	(2.9)	(2.8)	(2.9)

Income before income taxes	6.7	6.7	5.6
Income tax expense	2.6	2.5	2.0

Net income	4.1	4.2	3.6
Net income attributable to non-controlling interests	0.3	0.3	0.1

Net income attributable to Holdings	3.8%	3.9%	3.5%

	Select Medical Corporation
	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	83.8	84.2	85.8
General and administrative	2.6	2.8	2.5
Bad debt expense	1.3	1.5	1.6
Depreciation and amortization	2.2	2.2	2.8

Income from operations	10.1	9.3	7.3%
Loss on early retirement of debt	(0.6)	(0.0)	—
Equity in earnings of unconsolidated subsidiaries	0.1	0.2	0.4
Gain on sale of equity investment	—	—	0.8
Interest expense, net	(2.8)	(2.8)	(2.9)

Income before income taxes	6.8	6.7	5.6
Income tax expense	2.6	2.5	2.0

Net income	4.2	4.2	3.6
Net income attributable to non-controlling interests	0.3	0.3	0.1

Net income attributable to Select	3.9%	3.9%	3.5%

        The following tables summarize the Company's selected financial data by business segment, for the periods indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2014	Year Ended December 31, 2015	% Change 2013 - 2014	% Change 2014 - 2015
	(In thousands)
Net operating revenues:
Specialty hospitals	$2,198,121	$2,244,899	$2,346,781	2.1%	4.5%
Outpatient rehabilitation	777,177	819,397	810,009	5.4	(1.1)
Concentra(2)			585,222	N/A	N/A
Other(3)	350	721	724	106.0	0.4

Total company	$2,975,648	$3,065,017	$3,742,736	3.0%	22.1%

Income (loss) from operations:
Specialty hospitals	$305,222	$290,001	$273,631	(5.0)%	(5.6)%
Outpatient rehabilitation	78,289	84,739	85,167	8.2	0.5
Concentra(2)			8,926	N/A	N/A
Other(3)	(82,075)	(90,264)	(92,934)	(10.0)	(3.0)

Total company	$301,436	$284,476	$274,790	(5.6)%	(3.4)%

Adjusted EBITDA:(4)
Specialty hospitals	$353,843	$341,787	$327,623	(3.4)%	(4.1)%
Outpatient rehabilitation	90,313	97,584	98,220	8.1	0.7
Concentra(2)			48,301	N/A	N/A
Other(3)	(71,295)	(75,499)	(74,979)	(5.9)	0.7

Total company	$372,861	$363,872	$399,165	(2.4)%	9.7%

Adjusted EBITDA margins:(4)
Specialty hospitals	16.1%	15.2%	14.0%
Outpatient rehabilitation	11.6	11.9	12.1
Concentra(2)			8.3
Other(3)	N/M	N/M	N/M

Total company	12.5%	11.9%	10.7%

Total assets:
Specialty hospitals	$2,205,921	$2,279,665	$2,425,113
Outpatient rehabilitation	512,539	532,685	548,242
Concentra(2)			1,331,837
Other(3)	99,162	112,459	121,474

Total company	$2,817,622	$2,924,809	$4,426,666

Purchases of property and equipment, net:
Specialty hospitals	$56,523	$77,742	$126,014
Outpatient rehabilitation	14,113	12,506	17,768
Concentra(2)			26,771
Other(3)	3,024	4,998	12,089

Total company	$73,660	$95,246	$182,642

N/M—Not Meaningful.

N/A—Not Applicable

(1)
Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

(2)
Concentra's financial results are consolidated with Select's effective June 1, 2015.

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

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Net income	$123,009	$128,175	$135,996
Income tax expense	74,792	75,622	72,436
Loss on early retirement of debt	18,747	2,277	—
Gain on sale of equity investment	—	—	(29,647)
Interest expense	87,364	85,446	112,816
Equity in earnings of unconsolidated subsidiaries	(2,476)	(7,044)	(16,811)
Stock compensation expense:
Included in general and administrative	5,276	9,027	11,633
Included in cost of services	1,757	2,015	3,046
Depreciation and amortization	64,392	68,354	104,981
Concentra acquisition costs	—	—	4,715

Adjusted EBITDA	$372,861	$363,872	$399,165

	Select Medical Corporation
	Year Ended December 31,
	2013	2014	2015
	(In thousands)
Net income	$125,199	$128,175	$135,996
Income tax expense	75,971	75,622	72,436
Loss on early retirement of debt	17,788	2,277	—
Gain on sale of equity investment	—	—	(29,647)
Interest expense	84,954	85,446	112,816
Equity in earnings of unconsolidated subsidiaries	(2,476)	(7,044)	(16,811)
Stock compensation expense:
Included in general and administrative	5,276	9,027	11,633
Included in cost of services	1,757	2,015	3,046
Depreciation and amortization	64,392	68,354	104,981
Concentra acquisition costs	—	—	4,715

Adjusted EBITDA	$372,861	$363,872	$399,165

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

        In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of equity investment, interest expense, income taxes, and non-controlling interest, which, in each case, are the same for Holdings and Select.

  Net Operating Revenues

        Our net operating revenues increased by $677.7 million to $3,742.7 million for the year ended December 31, 2015 compared to $3,065.0 million for the year ended December 31, 2014.

        Specialty Hospitals.    Our specialty hospitals segment net operating revenues increased 4.5% to $2,346.8 million for the year ended December 31, 2015 compared to $2,244.9 million for the year ended December 31, 2014. The segment experienced growth in its patient services revenues which resulted from increases in patient days and an increase in our net revenues per patient day. Patient days increased to 1,373,780 days for the year ended December 31, 2015, as compared to 1,340,506 days for the year ended December 31, 2014. The average net revenue per patient day increased to $1,569 for the year ended December 31, 2015, compared to $1,546 for the year ended December 31, 2014, due to increases in both our Medicare and non-Medicare net revenue per patient day. The occupancy percentage was 72% for the year ended December 31, 2015, compared to 70% for the year ended December 31, 2014.

        Outpatient Rehabilitation.    Our outpatient rehabilitation segment net operating revenues decreased to $810.0 million for the year ended December 31, 2015 compared to $819.4 million for the year ended December 31, 2014. This decrease resulted from a reduction in net operating revenues at our contract therapy business, offset in part by increases in net operating revenues at our outpatient rehabilitation clinics. The net operating revenues generated by our outpatient rehabilitation clinics for the year ended December 31, 2015 increased 5.3% compared to the year ended December 31, 2014. This growth was principally due to a 5.0% increase in visits to 5,218,532 at our owned clinics. Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the years ended December 31, 2015 and 2014. The net operating revenues generated by our contract therapy business for the year ended December 31, 2015 decreased $42.3 million compared to the year ended December 31, 2014, which principally resulted from contract terminations.

        Concentra Segment.    For the period from June 1, 2015 to December 31, 2015, net operating revenues were $585.2 million, visits were 4,436,977 in the medical centers, and net revenue per visit was $114.

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $650.8 million to $3,363.0 million, or 89.9% of net operating revenues for the year ended December 31, 2015 compared to $2,712.2 million, or 88.5% of net operating revenues for the year ended December 31, 2014, principally due to the acquisition of Concentra on June 1, 2015. Our cost of services, a major component of which is labor expense, was $3,211.5 million, or 85.8% of net operating revenues for the year ended December 31, 2015 compared to $2,582.3 million, or 84.2% of net operating revenues for the year ended December 31, 2014. Approximately half of the increase in cost of services as a percent of net operating revenues resulted from the addition of Concentra which operated with a higher relative cost of services percentage to net operating revenues during the year ended December 31, 2015 as compared to the relative cost of services percentage to net operating revenues experienced overall by Select in the year ended December 31, 2015. The other half of the increase occurred in our specialty hospitals segment and resulted principally from non-recurring increases in labor costs associated with several training initiatives, including training to prepare for the adoption of patient criteria and incremental costs resulting from a higher staff turnover rate for the year ended December 31, 2015 as compared to 2014. Facility rent expense, a component of cost of services, was $135.1 million for the year ended December 31, 2015 compared to $128.7 million for the year ended December 31, 2014. General and administrative expenses were $92.1 million for the year ended December 31, 2015 compared to $85.2 million for the year ended December 31, 2014 and as a percentage of net operating revenues were 2.5% and 2.8% for the year ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses resulted primarily from Concentra acquisition costs of $4.7 million. Our bad debt expense was $59.4 million or 1.6% of net operating revenues for the year ended December 31, 2015 compared to $44.6 million or 1.5% of net operating revenues for the year ended December 31, 2014. This is principally a result of higher relative bad debt expense in our specialty hospitals segment compared to the year ended December 31, 2014, and at Concentra.

  Adjusted EBITDA

        Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals decreased to $327.6 million for the year ended December 31, 2015 compared to $341.8 million for the year ended December 31, 2014. Our Adjusted EBITDA margin for the segment was 14.0% for the year ended December 31, 2015 compared to 15.2% for the year ended December 31, 2014. The decline in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was attributable to increases in our cost of services and bad debt expense as discussed above under "Operating Expenses."

        Outpatient Rehabilitation.    Our Adjusted EBITDA for our outpatient rehabilitation segment increased 0.7% to $98.2 million for the year ended December 31, 2015 compared to $97.6 million for the year ended December 31, 2014. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.1% for the year ended December 31, 2015 compared to 11.9% for the year ended December 31, 2014. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $7.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of increases in net operating revenues as discussed above under "Net Operating Revenues." Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.8% for the year ended December 31, 2015 compared to 13.3% for the year ended December 31, 2014. Our contract therapy business experienced a decrease in Adjusted EBITDA of $6.8 million, compared to the year ended December 31, 2014, which principally resulted from contract terminations as discussed above under "Net Operating Revenues."

        Concentra Segment.    For the period June 1, 2015 to December 31, 2015, Adjusted EBITDA was $48.3 million and the Adjusted EBITDA margin for the segment was 8.3%.

        Other.    The Adjusted EBITDA loss was $75.0 million for the year ended December 31, 2015 compared to an Adjusted EBITDA loss of $75.5 million for the year ended December 31, 2014.

  Depreciation and Amortization

        Depreciation and amortization expense was $105.0 million, including $33.6 million in our Concentra segment, for the year ended December 31, 2015, compared to $68.4 million for the year ended December 31, 2014.

  Income from Operations

        For the year ended December 31, 2015, we had income from operations of $274.8 million compared to $284.5 million for the year ended December 31, 2014. The decrease in our income from operations resulted principally from increases in operating expenses at our specialty hospitals segment, as discussed above under "Operating Expenses," and was offset in part by the incremental contribution from of our Concentra segment since June 1, 2015.

  Loss on Early Retirement of Debt

        On March 4, 2014, we amended the Select term loans. During the year ended December 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to the Select term loan modifications.

  Equity in Earnings of Unconsolidated Subsidiaries

        For the year ended December 31, 2015, we had equity in earnings of unconsolidated subsidiaries of $16.8 million compared to equity in earnings of unconsolidated subsidiaries of $7.0 million for the year ended December 31, 2014. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures and improved financial results at the start-up companies in which we own a non-controlling interest.

  Gain on Sale of Equity Investment

        For the year ended December 31, 2015, we had a gain on the sale of an equity investment of $29.6 million. The equity investment was a start-up company investment in which we owned a non-controlling interest.

  Interest Expense

        Interest expense was $112.8 million for the year ended December 31, 2015 compared to $85.4 million for the year ended December 31, 2014. The increase in interest expense was principally due to increases in our indebtedness to finance the Concentra acquisition.

  Income Taxes

        We recorded income tax expense of $72.4 million for the year ended December 31, 2015, which represented an effective tax rate of 34.8%. We recorded income tax expense of $75.6 million for the year ended December 31, 2014, which represented an effective tax rate of 37.1%. The decrease in the effective tax rate has resulted principally from the resolution of uncertain tax positions.

  Non-Controlling Interests

        Non-controlling interests in consolidated earnings were $5.3 million for the year ended December 31, 2015 and $7.5 million for the year ended December 31, 2014. These amounts represent the minority owner's share of income and losses in consolidated entities, such as Concentra, in which our ownership is less than 100.0%. The decrease was principally caused by net losses in our Concentra segment for the year ended December 31, 2015, which offset positive net income from other consolidated entities.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

        In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, income from operations, equity in earnings of unconsolidated subsidiaries, and non-controlling interest, which in each case, are the same for both Holdings and Select. In addition, we discuss separately for Holdings and Select changes related to loss on early retirement of debt, interest expense, and income taxes.

  Net Operating Revenues

        Our net operating revenues increased by 3.0% to $3,065.0 million for the year ended December 31, 2014 compared to $2,975.6 million for the year ended December 31, 2013.

        Specialty Hospitals.    Our specialty hospitals segment net operating revenues increased 2.1% to $2,244.9 million for the year ended December 31, 2014 compared to $2,198.1 million for the year ended December 31, 2013. We experienced growth in our net operating revenues primarily resulting from increases in our patient services revenues in our specialty hospitals and the expansion of contracted labor services provided to certain of our non-consolidated joint ventures. Our patient services revenues increased principally due to an increase in our average net revenue per patient day, offset in part by a decrease in patient days. Our average net revenue per patient day increased to $1,546 for the year ended December 31, 2014 compared to $1,514 for the year ended December 31, 2013, primarily driven by an increase in our average Medicare net revenue per patient day. Our Medicare revenues per patient day increased despite a reduction in our Medicare net operating revenue due to the Sequestration Reduction of $28.2 million for the year ended December 31, 2014 compared to $22.8 million for the year ended December 31, 2013. Our patient days decreased 1.0% to 1,340,506 days for the year ended December 31, 2014 as compared to 1,353,847 days for the year ended December 31, 2013. Our occupancy percentage was 70% for the year ended December 31, 2014 compared to 72% for the year ended December 31, 2013.

        Outpatient Rehabilitation.    Our outpatient rehabilitation segment net operating revenues increased 5.4% to $819.4 million for the year ended December 31, 2014 compared to $777.2 million for the year ended December 31, 2013. This increase resulted from a growth in patient visits and the expansion of contracted management services in our outpatient rehabilitation clinic business and growth in our contract therapy business. The net operating revenues generated by our outpatient rehabilitation clinics for the year ended December 31, 2014 increased 5.0% compared to the year ended December 31, 2013. Our growth was principally due to a 4.0% increase in visits to 4,970,724 at our owned clinics and additional contracted management service revenue at our managed clinics for the year ended December 31, 2014 compared to the year ended December 31, 2013. Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for the year ended December 31, 2014 compared to $104 for the year ended December 31, 2013. The net operating revenues generated by our contract therapy business for the year ended December 31, 2014 increased 6.9% compared to the year ended December 31, 2013, which principally resulted from new contracts and expansion of services of existing contracts, which more than offset reductions from terminated contracts. Growth at our outpatient rehabilitation segment was offset in part by a reduction in our net operating revenues caused by the Sequestration Reduction of $1.8 million and the MPPR Reduction of $9.2 million for the year ended December 31, 2014 compared to a Sequestration Reduction of $1.1 million and the MPPR Reduction of $5.7 million for the year ended December 31, 2013.

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $102.4 million to $2,712.2 million, or 88.5% of net operating revenues for the year ended December 31, 2014 compared to $2,609.8 million, or 87.7% of net operating revenues for the year ended December 31, 2013. Our cost of services, a major component of which is labor expense, was $2,582.3 million, or 84.2% of net operating revenues for the year ended December 31, 2014 compared to $2,495.5 million, or 83.8% of net operating revenues for the year ended December 31, 2013. The principal causes of the increases in cost of services as a percentage of net operating revenues resulted from incremental start-up costs associated with new and recently expanded specialty hospitals and an increase in labor costs to provide contracted services to certain of our non-consolidated joint ventures. Facility rent expense, a component of cost of services, was $128.7 million for the year ended December 31, 2014 compared to $123.7 million for the year ended December 31, 2013. General and administrative expenses were $85.2 million for the year ended December 31, 2014 compared to $76.9 million for the year ended December 31, 2013 and as a percentage of net operating revenues were 2.8% and 2.6% for the year ended December 31, 2014 and 2013, respectively. The growth in general and administrative expenses as a percentage of net operating revenues resulted primarily from increased stock compensation expense and healthcare costs. Our bad debt expense was $44.6 million or 1.5% of net operating revenues for the year ended December 31, 2014 compared to $37.4 million or 1.3% of net operating revenues for the year ended December 31, 2013. The increase in bad debt expense occurred principally in our specialty hospitals segment.

  Adjusted EBITDA

        Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals segment decreased 3.4% to $341.8 million for the year ended December 31, 2014 compared to $353.8 million for the year ended December 31, 2013. Our Adjusted EBITDA margin for the segment was 15.2% for the year ended December 31, 2014 compared to 16.1% for the year ended December 31, 2013. The decrease in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was principally the result of incremental start-up costs of $14.5 million associated with new and recently expanded specialty hospitals, the Sequestration Reduction, as discussed above under "Net Operating Revenues," and an increase in bad debt expense, discussed above under "Operating Expenses."

        Outpatient Rehabilitation.    Our Adjusted EBITDA for our outpatient rehabilitation segment increased 8.1% to $97.6 million for the year ended December 31, 2014 compared to $90.3 million for the year ended December 31, 2013. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.9% for the year ended December 31, 2014 compared to 11.6% for the year ended December 31, 2013. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $5.7 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of our growth in net operating revenues as discussed above under "Net Operating Revenues." Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.3% for the year ended December 31, 2014 compared to 13.0% for the year ended December 31, 2013. Our contract therapy business experienced an increase in Adjusted EBITDA of $1.5 million compared to the year ended December 31, 2013, which principally resulted from revenue growth, as discussed above under "Net Operating Revenues."

        Other.    The Adjusted EBITDA loss was $75.5 million for the year ended December 31, 2014 compared to an Adjusted EBITDA loss of $71.3 million for the year ended December 31, 2013.

  Income from Operations

        For the year ended December 31, 2014, we had income from operations of $284.5 million compared to $301.4 million for the year ended December 31, 2013. The decrease in our income from operations resulted principally from incremental start-up costs associated with new and recently expanded specialty hospitals, the Sequestration Reduction and MPPR Reduction, as discussed above under "Net Operating Revenues," and an increase in bad debt expense, discussed above under "Operating Expenses."

  Loss on Early Retirement of Debt

        Select Medical Corporation.    On March 4, 2014, we amended the Select term loans. During the year ended December 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to the Select term loan modifications.

        On May 28, 2013, we repaid a portion of Select's original term loan and series A term loan under the Select credit facilities, and on June 3, 2013, we amended the Select credit facilities. During the year ended December 31, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

        On March 22, 2013, we redeemed Select's 7 5/8% senior subordinated notes due 2015. During the year ended December 31, 2013, we recognized a loss on early retirement of debt of $0.5 million for unamortized debt issuance costs associated with Select's redemption of its 7 5/8% senior subordinated notes due 2015.

        Select Medical Holdings Corporation.    On March 4, 2014, we amended Select's term loans under the Select credit facilities. During the year ended December 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to the Select term loan modifications.

        On May 28, 2013, we repaid a portion of Select's original term loan and series A term loan under the Select credit facilities, and on June 3, 2013, we amended the Select credit facilities. During the year ended December 31, 2013, we recognized a loss of $17.3 million for unamortized debt issuance costs, unamortized original issue discount and certain debt issuance costs associated with these refinancing activities.

        On March 22, 2013, we redeemed Select's 7 5/8% senior subordinated notes due 2015 and redeemed Holdings' senior floating rate notes due 2015. During the year ended December 31, 2013, we recognized a loss on early retirement of debt of $1.5 million for unamortized debt issuance costs of which approximately $0.5 million was associated with Select's redemption of its 7 5/8% senior subordinated notes due 2015 and approximately $1.0 million was associated with Holdings' redemption of its senior floating rate notes due 2015.

  Equity in Earnings of Unconsolidated Subsidiaries

        For the year ended December 31, 2014, we had equity in earnings of unconsolidated subsidiaries of $7.0 million compared to equity in earnings of unconsolidated subsidiaries of $2.5 million for the year ended December 31, 2013. The principal increase in our equity in earnings of unconsolidated subsidiaries resulted from the earnings associated with several of our inpatient rehabilitation joint ventures in which we own a non-controlling interest.

  Interest Expense

        Select Medical Corporation.    Interest expense was $85.4 million for the year ended December 31, 2014 compared to $85.0 million for the year ended December 31, 2013. The increase in interest expense was principally due to increases in our indebtedness.

        Select Medical Holdings Corporation.    Interest expense was $85.4 million for the year ended December 31, 2014 compared to $87.4 million for the year ended December 31, 2013. The decrease in interest expense was principally due to lower interest rates on borrowings during year ended December 31, 2014.

  Income Taxes

        Select Medical Corporation.    We recorded income tax expense of $75.6 million for the year ended December 31, 2014. The expense represented an effective tax rate of 37.1%. We recorded income tax expense of $76.0 million for the year ended December 31, 2013. The expense represented an effective tax rate of 37.8%. Select is part of the consolidated federal tax return for Holdings. We allocate income taxes between Select and Holdings for purposes of financial statement presentation. Because Holdings is a passive investment company incorporated in Delaware, it does not incur any state income tax expense or benefit on its specific income or loss and, as such, receives a tax allocation equal to the federal statutory rate of 35% on its specific income or loss. Based upon the relative size of Holdings' income or loss, this can cause the effective tax rate for Select to differ from the effective tax rate for the consolidated company.

        Select Medical Holdings Corporation.    We recorded income tax expense of $75.6 million for the year ended December 31, 2014, which represented an effective tax rate of 37.1%. We recorded income tax expense of $74.8 million for the year ended December 31, 2013, which represented an effective tax rate of 37.8%. The decrease in the effective tax rate has resulted principally from a decrease in our state effective tax rate that has resulted from a lower proportion of our income being generated in states with higher tax rates, lower state tax rates in certain states, a decrease in non-deductible expenses and the favorable effect of IRS settlements.

  Non-Controlling Interests

        Non-controlling interests in consolidated earnings were $7.5 million for the year ended December 31, 2014 and $8.6 million for the year ended December 31, 2013. These amounts represent the minority owner's share of income and losses for these consolidated entities.

Liquidity and Capital Resources

  Years Ended December 31, 2013, 2014 and 2015

	Select Medical Holdings Corporation			Select Medical Corporation
	Year Ended December 31,			Year Ended December 31,
	2013	2014	2015	2013	2014	2015
	(In thousands)			(In thousands)
Cash flows provided by operating activities	$192,523	$170,642	$208,415	$198,102	$170,642	$208,415
Cash flows used in investing activities	(107,306)	(101,091)	(1,211,754)	(107,306)	(101,091)	(1,211,754)
Cash flows provided by (used in) financing activities	(121,042)	(70,516)	1,014,420	(126,621)	(70,516)	1,014,420

Net increase (decrease) in cash and cash equivalents	(35,825)	(965)	11,081	(35,825)	(965)	11,081
Cash and cash equivalents at beginning of period	40,144	4,319	3,354	40,144	4,319	3,354

Cash and cash equivalents at end of period	$4,319	$3,354	$14,435	$4,319	$3,354	$14,435

        Operating activities for Holdings and Select provided $208.4 million of cash flows for the year ended December 31, 2015. The increase in operating cash flows for both Holdings and Select for the year ended

December 31, 2015 compared to the year ended December 31, 2014 is principally due to the addition of Concentra.

        Operating activities for Holdings and Select provided $170.6 million of cash flows for the year ended December 31, 2014. The decrease in operating cash flows for both Holdings and Select for the year ended December 31, 2014 compared to the year ended December 31, 2013 is principally due to reductions in our income from operations as discussed above under "Year Ended December 31, 2014 Compared to Year Ended December 31, 2013—Income from Operations" and decrease in the turnover of our accounts receivable.

        Our days sales outstanding were 53 days at December 31, 2015, 53 days at December 31, 2014, and 48 days at December 31, 2013. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding at December 31, 2015, 2014 and 2013 all fall within our normal range for accounts receivable turnover.

        The operating cash flow of Select exceeds the operating cash flow of Holdings by $5.6 million for the year ended December 31, 2013. The difference relates to interest payments on Holdings' indebtedness, which indebtedness was repaid in 2013.

        Investing activities used $1,211.8 million, $101.1 million and $107.3 million of cash flow for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, the principal use of cash related to the Concentra acquisition costs of $1,047.2 million and $182.6 million for purchases of property and equipment, offset in part by the proceeds from the sale of an equity investment. For the year ended December 31, 2014, the principal use of cash was for purchases of property and equipment of $95.2 million. For the year ended December 31, 2013, the principal use of cash was for purchases of property and equipment of $73.7 million and equity investments in unconsolidated businesses of $34.9 million.

        Financing activities provided $1,014.4 million of cash flow for the year ended December 31, 2015. Cash was principally provided from $235.0 million of net borrowings under the Select revolving facility, $5.0 million of net borrowings under the Concentra revolving facility, $646.9 million borrowed under the Concentra term loans, and $217.1 million attributable to non-consolidating interests in Group Holdings. The principal uses of cash for financing activities were $26.9 million mandatory prepayment of term loans under the Select credit facilities, $23.3 million for Concentra's debt issuance costs, $13.6 million for common stock repurchases and $13.1 million for dividend payments to common stockholders.

        Financing activities used $70.5 million of cash flow for the year ended December 31, 2014. Cash was principally used by a $34.0 million mandatory prepayment of term loans under the Select credit facilities, $10.0 million for purchases of non-controlling interests and $184.1 million of dividends paid to Holdings in the aggregate that were used to repurchase shares of common stock and pay dividends to common stockholders, offset in part by $40.0 million in net borrowings under the Select revolving facility and $111.7 million from the issuance of additional 6.375% senior notes.

        Financing activities used $126.6 million of cash flow for the year ended December 31, 2013. The primary financing activities were associated with a $600.0 million 6.375% senior notes offering. The proceeds of this senior notes offering were used to repay $587.0 million of Select's term loans and fund certain transaction costs amounting to $14.7 million. In addition, $298.5 million was provided through the issuance of the Select term loans which were used to pay dividends to Holdings to fund the redemption of $167.3 million principal amount of Holdings' senior floating rate notes and pay $4.2 million of transaction costs related to the financing transactions. In addition, during the year ended December 31, 2013, Select paid dividends to Holdings to fund $42.0 million of dividends paid to common stockholders, $11.8 million to fund Holdings' repurchase of common stock and $5.6 million to fund interest payments on Holdings' debt. Select also made net repayments on the Select revolving facility of $110.0 million.

        The difference in cash flows used in financing activities of Holdings compared to Select of $5.6 million for the year ended December 31, 2013 relates to dividends paid by Select to Holdings to service Holdings' interest obligations related to its indebtedness.

  Capital Resources

        Working capital—We had net working capital of $11.5 million at December 31, 2015 compared to net working capital of $133.2 million at December 31, 2014. The decrease in net working capital is primarily due to the December 20, 2016 maturity of the portion of Select's D term loan that were not extended pursuant to the December 11, 2015 amendment.

        Select credit facilities—On March 4, 2015, Select made a principal prepayment of $26.9 million associated with the Select series D term loan and Select series E term loan (collectively, the "Select term loans") in accordance with the provision in the Select credit facilities that requires mandatory prepayments of the Select term loans as a result of annual excess cash flow as defined in the Select credit facilities.

        On May 20, 2015, Select entered into an additional credit extension amendment of its revolving credit facility (the "Select revolving facility" and together with the Select term loans, the "Select credit facilities"). Pursuant to the terms and conditions of the additional credit extension amendment, the lenders named therein committed an additional $100.0 million in incremental revolving commitments that mature on March 1, 2018. All other material terms and conditions applicable to the Select revolving facility are applicable to incremental revolving commitments created under the additional credit extension amendment.

        On December 11, 2015, Select amended the Select credit facilities in order to, among other things: (i) convert $56.2 million of its series D term loan into series E term loan, which have a maturity date of June 1, 2018; (ii) increase the interest rate payable on the series E term loan from Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternative Base Rate plus 1.75%, to Adjusted LIBO plus 4.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternative Base Rate plus 3.00%; (iii) beginning with the quarter ending December 31, 2015, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.75 to 1.00 from 5.00 to 1.00; (iv) increase the capacity for incremental extensions of credit to $450.0 million; and (v) amend the definition of "Consolidated EBITDA" to add back certain specialty hospital start-up losses.

        At December 31, 2015, Select had outstanding borrowings under the Select credit facilities of $753.3 million of Select term loans (excluding unamortized original issue discounts of $2.8 million) and borrowings of $295.0 million (excluding letters of credit) under the Select revolving facility. Select had $116.1 million of availability under the Select revolving facility (after giving effect to $38.9 million of outstanding letters of credit) at December 31, 2015.

        The Select credit facilities require Select to maintain certain leverage ratios (as defined in the Select credit facilities). For the four consecutive fiscal quarters ended December 31, 2015, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.75 to 1.00. Select's leverage ratio was 4.78 to 1.00 as of December 31, 2015. Additionally, the Select credit facilities will require a prepayment of borrowings of 50% of excess cash flow, which will result in a prepayment of approximately $10.2 million. Select expects to have the borrowing capacity and intends to use borrowings under its revolving facility to make the required prepayment during the first quarter ended March 31, 2016.

        Concentra credit facilities—MJ Acquisition Corporation used borrowings under the Concentra credit facilities to pay a portion of the purchase price for the stock of Concentra. While this debt is non-recourse to Select, it is included in Select's consolidated financial statements.

        Concentra Transaction—On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, entered into the Concentra first lien credit agreement (the "Concentra first lien credit agreement"). Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra first lien credit agreement on June 1, 2015. The Concentra first lien credit agreement provides for $500.0 million in first lien loans comprised of a $450.0 million, seven-year term loan ("Concentra first lien term loan") and a $50.0 million, five-year revolving credit facility ("Concentra revolving facility"). The borrowings under the Concentra first lien credit agreement are guaranteed, on a first lien basis, by Concentra Holdings, Inc., the direct parent of Concentra, the domestic subsidiaries of Concentra and will be guaranteed by a lien on Concentra's future domestic subsidiaries and are secured by substantially all of Concentra's and its domestic subsidiaries' existing and future property and assets and by a pledge of Concentra's capital stock, the capital stock of Concentra's domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra's foreign subsidiaries, if any.

        Borrowings under the Concentra first lien credit agreement bear interest at a rate equal to:

  •
  in the case of the Concentra first lien term loan, Adjusted LIBO (as defined in the Concentra first lien credit agreement) plus 3.00% (subject to a LIBOR floor of 1.00%), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%); and

  •
  in the case of the Concentra revolving facility, Adjusted LIBO plus a percentage ranging from 2.75% to 3.00%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.00%, in each case based on Concentra's leverage ratio.

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

        Concentra will be required to prepay borrowings under the Concentra first lien credit agreement with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Concentra first lien credit agreement) if Concentra's leverage ratio is greater than 4.25 to 1.00 and 25% of excess cash flow if Concentra's leverage ratio is less than or equal to 4.25 to 1.00 and greater than 3.75 to 1.00, in each case, reduced by the aggregate amount of term loans and certain debt secured on a pari passu basis optionally prepaid during the applicable fiscal year and the aggregate amount of revolving commitments hereunder reduced permanently during the applicable fiscal year (other than in connection with a refinancing). Concentra will not be required to prepay borrowings with excess cash flow if Concentra's leverage ratio is less than or equal to 3.75 to 1.00.

        The Concentra first lien credit agreement requires Concentra to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA, as defined in the Concentra first lien credit agreement) of 5.25 to 1.00 which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra first lien credit agreement) exceeds 30% of Revolving Commitments (as defined in the Concentra first lien credit agreement) on such day. Failure to comply with this covenant would result in an event of default under the Concentra revolving facility only and, absent a waiver or an amendment from the lenders, preclude Concentra from making further borrowings under the Concentra revolving facility and permit the lenders to accelerate all outstanding borrowings under the Concentra revolving facility. Upon such acceleration, Concentra's failure to comply with the financial covenant would result in an Event of Default with respect to the Concentra first lien term loan.

        On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, also entered into the Concentra second lien credit agreement (the "Concentra second lien credit agreement" and, together with the Concentra first lien credit agreement, the "Concentra credit facilities"). Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra second lien credit agreement on June 1, 2015. The Concentra second lien credit agreement provides for a $200.0 million eight-year second lien term loan ("Concentra second lien term loan" and, together with the Concentra first lien term loans, the "Concentra term loans"). The borrowings under the Concentra second lien term loan are guaranteed, on a second lien basis, by Concentra Holdings, Inc., the domestic subsidiaries of Concentra and will be guaranteed by Concentra's future domestic subsidiaries and are secured by a lien on substantially all of Concentra's and its domestic subsidiaries' existing and future property and assets and by a pledge of Concentra's capital stock, the capital stock of Concentra's domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra's foreign subsidiaries, if any.

        Borrowings under the Concentra second lien term loan bear interest at a rate equal to Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 8.00% (subject to a LIBOR floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 7.00% (subject to an Alternate Base Rate floor of 2.00%).

        In the event that, on or prior to June 1, 2016, Concentra prepays any of the Concentra second lien term loan, Concentra shall pay a premium of 2.00% of the aggregate principal amount of the Concentra second lien term loan so prepaid and if Concentra prepays any of the Concentra second lien term loan on or prior to June 1, 2017, Concentra shall pay a premium of 1.00% of the aggregate principal amount of the Concentra second lien term loan so prepaid. The Concentra second lien term loan will be payable on June 1, 2023.

        Concentra will be required to prepay borrowings under the Concentra second lien term loan to the extent that such amounts were not used to make mandatory prepayments under the Concentra first lien credit facilities.

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

        Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra's debt under such agreements.

        At December 31, 2015, Concentra had outstanding borrowings of $647.8 million under the Concentra term loans (excluding unamortized original issue discounts of $2.9 million) and borrowings of $5.0 million (excluding letters of credit) under the Concentra revolving facility. Concentra had $39.0 million of availability under its revolving facility (after giving effect to $6.0 million of outstanding letters of credit) at December 31, 2015.

        6.375% Senior Notes due 2021—On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes due June 1, 2021, at 101.50% of the aggregate principal amount resulting in gross proceeds of $111.7 million. The notes were issued as Additional Notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021.

        Stock Repurchase Program—Holdings' board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the Select revolving facility. During the year ended December 31, 2015, Holdings repurchased 1,032,334 shares at an aggregate cost of approximately $13.6 million, an average cost per share of $13.20, which includes transaction costs. Since the inception of the program through December 31, 2015, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

        Liquidity—We intend to refinance a portion of the Select credit facilities as a result of the series D term loan reaching maturity on December 20, 2016. We believe our internally generated cash flows and borrowing capacity under the Select and Concentra credit facilities will be sufficient to finance operations over the next twelve months. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers, or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

        Use of Capital Resources—We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow through opportunistic acquisitions.

Commitments and Contingencies

        The following contractual obligation table summarizes the contractual obligations for Select and Concentra at December 31, 2015, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Reserves for uncertain tax positions of $6.1 million have been excluded from the tables below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Contractual Obligations	Total	2016	2017 - 2019	2020 - 2021	After 2021
	(in thousands)
6.375% senior notes(1)	$710,000	$—	$—	$710,000	$—
Select credit facilities(2)(3)	1,048,277	224,114	824,163	—	—
Select other debt obligations	11,987	5,257	6,730	—	—
Concentra first lien term loan(4)	447,750	4,500	13,500	9,000	420,750
Concentra second lien term loan(5)	200,000	—	—	—	200,000
Concentra revolving facility	5,000	—	—	5,000	—
Concenter other debt obligations	5,312	1,168	293	294	3,557

Total debt	2,428,326	235,039	844,686	724,294	624,307
Interest(6)(7)	590,857	128,494	298,671	134,837	28,855
Letters of credit outstanding	44,886	—	38,906	5,980	—
Purchase obligations	52,253	19,794	30,805	1,654	—
Construction contracts	15,724	15,724	—	—	—
Naming, promotional and sponsorship agreement	34,165	3,075	9,659	6,819	14,612
Operating leases	1,142,485	205,030	436,172	161,772	339,511
Related party operating leases	31,045	4,174	12,960	9,137	4,774

Total contractual cash obligations	$4,339,741	$611,330	$1,671,859	$1,044,493	$1,012,059

(1)
Reflects the aggregate principal amount of the 6.375% senior notes which excludes the unamortized premium of $1.2 million at December 31, 2015.

(2)
Reflects the aggregate principal amount of the Select credit facilities which excludes the unamortized original issue discounts of $2.8 million at December 31, 2015.

(3)
The balance of the series D term loan will be payable on December 20, 2016 and the balance of the series E term loan will be payable on June 1, 2018 and the Select revolving facility will be payable on March 1, 2018.

(4)
Reflects the aggregate principal amount of the Concentra first lien term loan which excludes the unamortized original issue discounts of $1.0 million at December 31, 2015.

(5)
Reflects the aggregate principal amount of the Concentra second lien term loan which excludes the unamortized original issue discounts of $1.9 million at December 31, 2015.

(6)
The interest obligation for the Select credit facilities was calculated using the average interest rate at December 31, 2015 of 3.3% for the series D term loan, 5.0% for the series E term loan, and 4.3% for the revolving loan. The interest obligation was calculated using the stated interest rate for the 6.375% senior notes and a weighted average interest rate of 2.8% for the other debt obligations.

(7)
The interest obligation for the Concentra credit facilities was calculated using the average interest rate at December 31, 2015 of 4.0% for the Concentra first lien term loan, 9.0% for the Concentra second lien term loan, and 5.5% for the revolving portion. The interest obligation for other debt obligations was calculated using a weighted average interest of 7.7% for that debt.

Concentra Class A Put Right

        In connection with the acquisition of Concentra, WCAS and the other members of Group Holdings will have the Put Right with respect to their equity interests in Group Holdings. If the Put Right is exercised by WCAS, Select will be obligated to purchase up to 33 1/3% of the equity interests of Group Holdings that WCAS purchased on June 1, 2015, at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings' common stock. WCAS may first exercise its Put Right after June 1, 2018, and then may exercise its Put Right again annually during each fiscal year thereafter. If WCAS exercises its Put Right, the other members of Group Holdings may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Group Holdings that such member purchased on June 1, 2015, up to but not exceeding the percentage of its initial equity interests that WCAS has determined to sell to Select in the exercise of its Put Right. In addition, WCAS and the other members of Group Holdings will have a Put Right with respect to their equity interest in Group Holdings in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and which results in change in the senior management of Select. If an SEM COC Put Right is exercised by WCAS, WCAS and each other member of Group Holdings will be obligated to sell all (but not less than all) of their equity interests in Group Holdings to Select, at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Furthermore, Select has a call right (the "Call Right"), whereby each other member of Group Holdings will be obligated to sell all (but not less than all) of their equity interests in Group Holdings to Select at a purchase price based on a valuation of Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select may first exercise the Call Right after June 1, 2020. We exclude the approximate amount that we may be required to pay to purchase these equity interests in Group Holdings from the contractual obligations table above because of the uncertainty as to: (i) whether or not the Put Right, if exercisable, or the Call Right, will actually be exercised; (ii) the dollar amounts that would be paid if the Put Right or Call Right is exercised; and (iii) the timing and form of consideration of any such payments.

Effects of Inflation and Changing Prices

        We derive a substantial portion of our revenues from the Medicare program. We have been, and could be in the future, affected by the continuing efforts of governmental and private third-party payors to contain healthcare costs by limiting or reducing reimbursement payments.

        Additionally, reimbursement payments under governmental and private third-party payor programs may not increase to sufficiently cover increasing costs. Medicare reimbursement in long term acute care hospitals and inpatient rehabilitation facilities are subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payments under what is commonly known as a "market basket update." Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services and may be reduced by CMS for other adjustments.

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

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

        In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, Interest—Imputation of Interest, respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. The Company will adopt the standard in 2016. As of December 31, 2015, we had approximately $38.0 million in debt issuance costs included in other assets that would be a direct deduction of the debt liability under the new standard.

        In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement—Period Adjustments, which changes the reporting requirement for retrospective adjustments to provisional amounts in the measurement period. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The revised guidance is effective for annual fiscal periods beginning after December 15, 2015. Early adoption is permitted and the Company intends to prospectively adopt ASU No. 2015-16.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes. The intent is to simplify the presentation of deferred income taxes through the requirement that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The revised guidance is effective for annual fiscal periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra credit facilities.

        As of December 31, 2015, Select had $753.3 million (excluding unamortized original issue discount) in term loans outstanding under the Select credit facilities and $295.0 million in revolving borrowings outstanding under the Select credit facilities, which bear interest at variable rates.

        As of December 31, 2015, Concentra had outstanding borrowings under the Concentra credit facilities of $647.8 million (excluding unamortized original issue discounts) of term loans and $5.0 million in revolving borrowings, which bear interest at variable rates. Certain of Select's and Concentra's outstanding borrowings that bear interest at variable rates were effectively fixed as of December 31, 2015 based upon then current interest rates because the Adjusted LIBO Rate did not then exceed the applicable Adjusted LIBO Rate floors for such borrowings:

  •
  Select's aggregate $534.7 million in the Select series E term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Select's interest rate on this indebtedness is effectively fixed at 5.00%.

  •
  the $447.8 million Concentra first lien term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Concentra's interest rate on this indebtedness is effectively fixed at 4.00%.

  •
  the $200.0 million Concentra second lien term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Concentra's interest rate on this indebtedness is effectively fixed at 9.00%.

        However, the $218.6 million Select series D term loan, and Select and Concentra revolving borrowings are not subject to an Adjusted LIBO Rate floor.

        The following table summarizes the impact of hypothetical increases in market interest rates as of December 31, 2015 on our consolidated interest expense:

Increase in Market Interest Rate	Interest Rate Expense Increases Per Annum (in thousands)(1)
0.25%	$1,296.5
0.50%	$3,893.7
0.75%	$8,146.3
1.00%	$12,398.9

(1)
Based on the 3-month LIBOR rate of 0.61% as of December 31, 2015, a change in interest rates of up to 0.39% would only increase interest expense with respect to the Select series D term loan, and Select and Concentra revolving borrowings, which are not subject to an Adjusted LIBO Rate floor. Increases in interest rates greater than 0.39% as of December 31, 2015 would impact the interest rate paid on all of Select's and Concentra's variable rate debt, as indicated in the table above.

Item 8.    Financial Statements and Supplementary Data.

        See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2015 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Concentra Acquisition

        On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with WCAS, consummated the acquisition of Concentra. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition, and at this time Select is omitting an assessment of Concentra's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of "Internal Control—Integrated Framework (2013)," issued by the Committee of Sponsoring Organizations of the Treadway Commission, or "COSO," as of December 31, 2015. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        The operations and related assets of Concentra are excluded from management's assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. Concentra's assets (excluding its goodwill and intangible assets) represented 9.8% of our total assets and revenues represented 15.6% of our total revenues of the related consolidated financial statements as of and for the year ended December 31, 2015.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting excluding the recently completed acquisition of Concentra as of December 31, 2015. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)," issued by COSO. Based on this assessment, management concludes that, as of December 31, 2015, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company's internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings "Corporate Governance—Committees of the Board of Directors," "Election of Directors—Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for use in connection with the 2016 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2015. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

  Equity Compensation Plan Information

        Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	716,360	$8.84	0	(1)
Select Medical Holdings Corporation 2011 Equity Incentive Plan	6,000	$7.14	3,406,808
Director equity incentive plan	21,000	$9.52	188,923

(1)
In connection with the approval of the Select Medical Holdings Corporation 2011 Equity Incentive Plan, we no longer issued awards under the Select Medical Holdings Corporation 2005 Equity Incentive Plan.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

          1)    Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

          2)    Financial Statement Schedule: See Schedule II—Valuation and Qualifying Accounts appearing on page F-41 of this report.

          3)    The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description
2.1	Stock Purchase Agreement dated as of March 22, 2015 by and among MJ Acquisition Corporation, Concentra Inc. and Human Inc., incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed March 24, 2015 (Reg. Nos. 001-34465 and 001-31441).
2.2
Amendment No. 1 to the Stock Purchase Agreement dated as of June 1, 2015 by and among MJ Acquisition Corporation, Concentra Inc. and Human Inc., incorporated by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 6, 2015 (Reg. Nos. 001-34465 and 001-31441).
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
3.3
Amended and Restated Bylaws of Select Medical Corporation, as amended, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on October 30, 2014 (Reg. Nos. 001-34465 and 001-31441).
3.4	Amended and Restated Bylaws of Select Medical Holdings Corporation, as amended.
4.1
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
4.3
Supplemental Indenture, dated as of March 11, 2014, by and among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 11, 2014 (Reg. Nos. 001-34465 and 001-31441).

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
10.17
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
10.19
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
10.21
Amendment to Change of Control Agreement, dated as of February 23, 2001, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.57 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
10.22
Second Amendment to Change of Control Agreement, dated as of February 24, 2005, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.42 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.23	Form of Unit Award Agreement, incorporated by reference to Exhibit 10.54 of Select Medical Holdings Corporation's Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.24
Office Lease Agreement, dated as of June 17, 1999, between Select Medical Corporation and Old Gettysburg Associates III, incorporated by reference to Exhibit 10.27 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).

10.25	First Addendum to Lease Agreement, dated as of April 25, 2008, between Old Gettysburg Associates III and Select Medical Corporation, incorporated by reference to Exhibit 10.65 of Select Medical Holdings Corporation's Form S-1 filed July 24, 2008 (Reg. No. 333-152514).
10.26
Second Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates III LP and Select Medical Corporation, incorporated by reference to Exhibit 10.37 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.27
Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).
10.28
First Addendum to Lease Agreement, dated as of November 1, 2012, between Old Gettysburg Associates IV LP and Select Medical Corporation, incorporated by reference to Exhibit 10.39 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.29
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates, incorporated by reference to Exhibit 10.40 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.30
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates II, LP., incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.31
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
10.32
First Amendment to Naming, Promotional and Sponsorship Agreement, dated as of January 1, 2004, between Select Medical Corporation and Philadelphia Eagles, LLC, incorporated by reference to Exhibit 10.63 of Select Medical Corporation's Form S-4 filed June 16, 2005 (Reg. No. 333-125846).
10.33
Select Medical Holdings Corporation 2005 Equity Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.88 of Select Medical Holdings Corporation's Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).
10.34
Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated by reference to Exhibit A to Select Medical Holdings Corporation's Definitive Proxy Statement on Schedule 14A filed on March 25, 2011 (Reg. No. 333-174393).
10.35
Select Medical Holdings Corporation 2005 Equity Incentive Plan for Non-Employee Directors, as amended and restated, incorporated by reference to Exhibit 10.89 of Select Medical Holdings Corporation's Form S-1/A filed September 9, 2009 (Reg. No. 333-152514).

10.36	Amendment No. 6 to Employment Agreement between Select Medical Corporation and Rocco A. Ortenzio, incorporated by reference to Exhibit 10.95 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.37
Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.38
Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.39
Third Amendment to Change of Control Agreement between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.102 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.40
Third Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.103 of Select Medical Holdings Corporation's Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).
10.41
Form of Restricted Stock Agreement under the 2005 Equity Incentive Plan, incorporated by reference to Exhibit 10.119 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 17, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.42
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Bryan C. Cressey, incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.43
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James E. Dalton, Jr., incorporated by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.44
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and James S. Ely III, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.45
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and William H. Frist, M.D., incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.46
Restricted Stock Award Agreement, dated August 11, 2010, by and between Select Medical Holdings Corporation and Leopold Swergold, incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on November 12, 2010 (Reg. Nos. 001-34465 and 001-31441).
10.47
Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.48	Restricted Stock Award Agreement, dated September 13, 2010, by and between Select Medical Holdings Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.49
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).
10.50
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.51
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.52
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.53
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.54
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.55
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Scott A. Romberger, incorporated herein by reference to Exhibit 10.115 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.56
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.57
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.107 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 2, 2012 (Reg. Nos. 001-34465 and 001-31441).

10.58	Additional Credit Extension Amendment, dated as of August 13, 2012, among Select Medical Holdings Corporation, Select Medical Corporation, the subsidiaries of Select Medical Corporation named therein and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.59
Amendment No. 1 to the Credit Agreement, dated as of August 8, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.60
Amendment No. 2 to the Credit Agreement, dated as of November 6, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.85 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.61
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
10.62
Amendment No. 3 to the Credit Agreement, dated as of February 15, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 20, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.63
Amendment No. 4 to the Credit Agreement, dated as of June 3, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on August 8, 2013 (Reg. No. 001-34465).
10.64
Consulting Agreement, dated October 30, 2013, by and between Select Medical Corporation and William H. Frist, incorporated by reference to Exhibit 10.83 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.65
Consulting Agreement, dated October 30, 2013, by and between Select Medical Corporation and Thomas A. Scully, incorporated by reference to Exhibit 10.84 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.66
Restricted Stock Award Agreement Under the 2011 Equity Incentive Plan, dated October 30, 2013, by and between Select Medical Corporation and William H. Frist, incorporated by reference to Exhibit 10.85 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2014 (Reg. Nos. 001-34465 and 001-31441).

10.67	Restricted Stock Award Agreement Under the 2011 Equity Incentive Plan, dated October 30, 2013, by and between Select Medical Corporation and Thomas A. Scully, incorporated by reference to Exhibit 10.86 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.68
Stock Purchase Agreement, dated February 26, 2014, by and among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P., incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on October 30, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.69
Amendment No. 5 to the Credit Agreement, dated as of March 4, 2014, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 1, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.70
Stock Purchase Agreement, dated May 5, 2014, by and among Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P., incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on August 7, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.71
Additional Credit Extension Amendment, dated as of October 23, 2014, among Holdings, Select, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the additional lender named therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on October 24, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.72
Additional Credit Extension Amendment, dated as of October 23, 2014, among Holdings, Select, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the additional lender named therein, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on October 24, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.73
Office Lease Agreement, dated October 30, 2014, between Century Park Investments, L.P. and Select Medical Corporation, incorporated herein by reference to Exhibit 10.80 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2015 (Reg. Nos. 001-34465 and 001-31441).
10.74
Separation Agreement, dated March 9, 2015, by and between James J. Talalai and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 11, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.75
Additional Credit Extension Amendment, dated as of May 20, 2015, among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and lender and the additional lenders names therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on May 20, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.76	Amended and Restated Limited Liability Agreement, dated June 1, 2015, by and among Select Medical Corporation, Select Medical Holdings Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Cressey & Company Fund IV LP, James Greenwood and Daniel Thomas, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 6, 2015 (Reg. Nos. 001-34465 and 001-31441).
10.77
First Lien Credit Agreement, dated June 1, 2015, by and among, Concentra Holdings, Inc., Concentra, Inc., JPMorgan Chase Bank, N.A. as administrative agent, collateral agent and lender and the additional lenders names therein, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 6, 2015 (Reg. Nos. 001-34465 and 001-31441).
10.78
Second Lien Credit Agreement, dated June 1, 2015, by and among, Concentra Holdings, Inc., Concentra, Inc., Deutsche Bank AG New York Branch, as administrative agent, collateral agent and lender and the additional lenders names therein, incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 6, 2015 (Reg. Nos. 001-34465 and 001-31441).
10.79
Subscription Agreement, dated June 1, 2015, by and among Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Concentra Group Holdings, LLC and Cressey & Company Fund IV LP, incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 6, 2015 (Reg. Nos. 001-34465 and 001-31441).
10.80	Restricted Stock Award Agreement, dated August 5, 2015, by and between Select Medical Holdings Corporation and Russell L. Carson.
10.81	Amendment No. 6 to the Credit Agreement, dated as of December 11, 2015, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A.
10.82	First Amendment to Lease Agreement, dated February 24, 2016, between Old Gettysburg II, LP and Select Medical Corporation.

12	Statement of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013 (ii) Consolidated Balance Sheets as of December 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Changes in Equity and Income for the years ended December 31, 2015, 2014 and 2013 and (v) Notes to Consolidated Financial Statements.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL HOLDINGS CORPORATION SELECT MEDICAL CORPORATION
By:	/s/ MICHAEL E. TARVIN Michael E. Tarvin (Executive Vice President, General Counsel and Secretary)

Date: February 26, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2016.

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

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Concentra Inc. ("Concentra") from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Concentra from our audit of internal control over financial reporting. Concentra is a subsidiary whose total assets and total revenues represent 9.8% and 15.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2016

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Select Medical Corporation:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Concentra Inc. ("Concentra") from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Concentra from our audit of internal control over financial reporting. Concentra is a subsidiary whose total assets and total revenues represent 9.8% and 15.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 26, 2016

PART I FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$3,354	$14,435	$3,354	$14,435
Accounts receivable, net of allowance for doubtful accounts of $46,425 and $61,133 at 2014 and 2015, respectively	444,269	603,558	444,269	603,558
Current deferred tax asset	15,991	28,688	15,991	28,688
Prepaid income taxes	17,888	16,694	17,888	16,694
Other current assets	46,142	85,779	46,142	85,779

Total Current Assets	527,644	749,154	527,644	749,154
Property and equipment, net	542,310	864,124	542,310	864,124
Goodwill	1,642,083	2,314,624	1,642,083	2,314,624
Other identifiable intangibles, net	72,519	318,675	72,519	318,675
Other assets	140,253	180,089	140,253	180,089

Total Assets	$2,924,809	$4,426,666	$2,924,809	$4,426,666

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$21,746	$28,615	$21,746	$28,615
Current portion of long-term debt and notes payable	10,874	233,570	10,874	233,570
Accounts payable	108,532	137,409	108,532	137,409
Accrued payroll	97,090	120,989	97,090	120,989
Accrued vacation	63,132	73,977	63,132	73,977
Accrued interest	10,674	9,401	10,674	9,401
Accrued other	82,376	133,728	82,376	133,728

Total Current Liabilities	394,424	737,689	394,424	737,689
Long-term debt, net of current portion	1,542,102	2,190,314	1,542,102	2,190,314
Non-current deferred tax liability	109,203	218,705	109,203	218,705
Other non-current liabilities	92,855	133,220	92,855	133,220

Total Liabilities	2,138,584	3,279,928	2,138,584	3,279,928
Commitments and contingencies (Note 15)
Redeemable non-controlling interests	10,985	238,221	10,985	238,221
Stockholders' Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized,131,233,308 and 131,282,798 shares issued and outstanding at 2014 and 2015, respectively	131	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	413,706	424,506	885,407	904,375
Retained earnings (accumulated deficit)	325,678	434,616	(145,892)	(45,122)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders' Equity	739,515	859,253	739,515	859,253
Non-controlling interest	35,725	49,264	35,725	49,264

Total Equity	775,240	908,517	775,240	908,517

Total Liabilities and Equity	$2,924,809	$4,426,666	$2,924,809	$4,426,666

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2013	2014	2015
Net operating revenues	$2,975,648	$3,065,017	$3,742,736

Costs and expenses:
Cost of services	2,495,476	2,582,340	3,211,541
General and administrative	76,921	85,247	92,052
Bad debt expense	37,423	44,600	59,372
Depreciation and amortization	64,392	68,354	104,981

Total costs and expenses	2,674,212	2,780,541	3,467,946

Income from operations	301,436	284,476	274,790
Other income and expense:
Loss on early retirement of debt	(18,747)	(2,277)	—
Equity in earnings of unconsolidated subsidiaries	2,476	7,044	16,811
Gain on sale of equity investment	—	—	29,647
Interest expense	(87,364)	(85,446)	(112,816)

Income before income taxes	197,801	203,797	208,432
Income tax expense	74,792	75,622	72,436

Net income	123,009	128,175	135,996
Less: Net income attributable to non-controlling interests	8,619	7,548	5,260

Net income attributable to Select Medical Holdings Corporation	$114,390	$120,627	$130,736

Basic	$0.82	$0.91	$1.00
Diluted	$0.82	$0.91	$0.99
Dividends paid per share	$0.30	$0.40	$0.10
Weighted average shares outstanding:
Basic	136,879	129,026	127,478
Diluted	137,047	129,465	127,752

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2013	2014	2015
Net operating revenues	$2,975,648	$3,065,017	$3,742,736

Costs and expenses:
Cost of services	2,495,476	2,582,340	3,211,541
General and administrative	76,921	85,247	92,052
Bad debt expense	37,423	44,600	59,372
Depreciation and amortization	64,392	68,354	104,981

Total costs and expenses	2,674,212	2,780,541	3,467,946

Income from operations	301,436	284,476	274,790
Other income and expense:
Loss on early retirement of debt	(17,788)	(2,277)	—
Equity in earnings of unconsolidated subsidiaries	2,476	7,044	16,811
Gain on sale of equity investment	—	—	29,647
Interest expense	(84,954)	(85,446)	(112,816)

Income before income taxes	201,170	203,797	208,432
Income tax expense	75,971	75,622	72,436

Net income	125,199	128,175	135,996
Less: Net income attributable to non-controlling interests	8,619	7,548	5,260

Net income attributable to Select Medical Corporation	$116,580	$120,627	$130,736

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2012		$745,478	140,589	$141	$473,697	$243,210	$28,430
Net income	$119,946	119,946				114,390	5,556
Net income—attributable to redeemable non-controlling interests	3,063

Total comprehensive income	$123,009	$119,946

Dividends paid to common stockholders		(41,961)				(41,961)
Issuance and vesting of restricted stock		6,220	953		6,220
Repurchase of common shares		(11,781)	(1,447)	(1)	(7,524)	(4,256)
Stock option expense		811			811
Exercise of stock options		1,525	166		1,525
Distributions to non-controlling interests		(1,839)					(1,839)
Purchase of non-controlling interests		261					261
Other		(18)				(18)

Balance at December 31, 2013		$818,642	140,261	$140	$474,729	$311,365	$32,408
Net income	$126,765	126,765				120,627	6,138
Net income—attributable to redeemable non-controlling interests	1,410

Total comprehensive income	$128,175	$126,765

Dividends paid to common stockholders		(53,366)				(53,366)
Issuance and vesting of restricted stock		12,080	1,586	2	12,078
Tax benefit from stock based awards		3,119			3,119
Repurchase of common shares		(130,734)	(11,589)	(12)	(76,851)	(53,871)
Stock option expense		698			698
Exercise of stock options		7,355	975	1	7,354
Distributions to non-controlling interests		(2,893)					(2,893)
Issuance of non-controlling interest		1,693					1,693
Purchase of non-controlling interests		(8,781)			(7,421)		(1,360)
Other		662				923	(261)

Balance at December 31, 2014		$775,240	131,233	$131	$413,706	$325,678	$35,725
Net income	$138,186	138,186				130,736	7,450
Net loss—attributable to redeemable non-controlling interests	(2,190)

Total comprehensive income	$135,996	$138,186

Dividends paid to common stockholders		(13,129)				(13,129)
Issuance and vesting of restricted stock		13,916	1,385	—	13,916
Tax benefit from stock based awards		1,846			1,846
Repurchase of common shares		(15,827)	(1,441)	0	(8,168)	(7,659)
Stock option expense		53			53
Exercise of stock options		1,649	183	0	1,649
Non-controlling interests acquired in business combination		2,888					2,888
Distributions to non-controlling interests		(9,732)					(9,732)
Issuance of non-controlling interests		14,569			1,689		12,880
Purchase of non-controlling interests		(219)			(194)		(25)
Other		(923)		0	9	(1,010)	78

Balance at December 31, 2015		$908,517	131,360	$131	$424,506	$434,616	$49,264

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statement of Changes in Equity and Income

(in thousands)

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Non- controlling Interests
Balance at December 31, 2012		$909,747	0	$0	$859,839	$21,478	$28,430
Net income	$122,136	122,136				116,580	5,556
Net income—attributable to redeemable non-controlling interests	3,063

Total comprehensive income	$125,199	$122,136

Federal tax benefit of losses contributed by Holdings		1,179			1,179
Net change in dividends payable to Holdings		5,239				5,239
Additional investment by Holdings		1,525			1,525
Dividends declared and paid to Holdings		(226,621)				(226,621)
Contribution related to restricted stock awards and stock option issuances by Holdings		7,033			7,033
Distributions to non-controlling interests		(1,839)					(1,839)
Purchase of non-controlling interests		261					261
Other		(18)				(18)

Balance at December 31, 2013		$818,642	0	$0	$869,576	$(83,342)	$32,408
Net income	$126,765	126,765				120,627	6,138
Net income—attributable to redeemable non-controlling interests	1,410

Total comprehensive income	$128,175	$126,765

Additional investment by Holdings		7,355			7,355
Dividends declared and paid to Holdings		(184,100)				(184,100)
Contribution related to restricted stock awards and stock option issuances by Holdings		12,778			12,778
Tax benefit from stock based awards		3,119			3,119
Distributions to non-controlling interests		(2,893)					(2,893)
Issuance of non-controlling interests		1,693					1,693
Purchase of non-controlling interests		(8,781)			(7,421)		(1,360)
Other		662				923	(261)

Balance at December 31, 2014		$775,240	0	$0	$885,407	$(145,892)	$35,725
Net income	$138,186	138,186				130,736	7,450
Net loss—attributable to redeemable non-controlling interests	(2,190)

Total comprehensive income	$135,996	$138,186

Additional investment by Holdings		1,649			1,649
Dividends declared and paid to Holdings		(28,956)				(28,956)
Contribution related to restricted stock awards and stock option issuances by Holdings		13,969			13,969
Tax benefit from stock based awards		1,846			1,846
Non-controlling interests acquired in business combination		2,888					2,888
Distributions to non-controlling interests		(9,732)					(9,732)
Issuance of non-controlling interests		14,569			1,689		12,880
Purchase of non-controlling interests		(219)			(194)		(25)
Other		(923)			9	(1,010)	78

Balance at December 31, 2015		$908,517	0	$0	$904,375	$(45,122)	$49,264

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2013	2014	2015
Operating activities
Net income	$123,009	$128,175	$135,996
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	11,954	13,969
Depreciation and amortization	64,392	68,354	104,981
Provision for bad debts	37,423	44,600	59,372
Equity in earnings of unconsolidated subsidiaries	(2,476)	(7,044)	(16,811)
Loss on early retirement of debt	18,747	2,277	—
Gain on sale of assets and businesses	(581)	(1,048)	(1,098)
Gain on sale of equity investment	—	—	(29,647)
Stock compensation expense	7,033	11,186	14,985
Amortization of debt discount, premium and issuance costs	8,433	7,553	9,543
Deferred income taxes	7,032	14,311	(2,058)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(67,145)	(97,802)	(92,572)
Other current assets	(8,167)	(1,729)	(2,503)
Other assets	(3,484)	(103)	4,713
Accounts payable	(1,283)	5,997	2,345
Accrued expenses	9,590	(16,039)	7,200

Net cash provided by operating activities	192,523	170,642	208,415

Investing activities
Purchases of property and equipment	(73,660)	(95,246)	(182,642)
Proceeds from sale of assets	2,912	—	1,767
Investment in businesses	(34,893)	(4,634)	(2,347)
Proceeds from sale of equity investment	—	—	33,096
Acquisition of businesses, net of cash acquired	(1,665)	(1,211)	(1,061,628)

Net cash used in investing activities	(107,306)	(101,091)	(1,211,754)

Financing activities
Borrowings on revolving facilities	690,000	910,000	1,135,000
Payments on revolving facilities	(800,000)	(870,000)	(895,000)
Proceeds from term loans, net of discount	298,500	—	646,875
Payments on term loans	(596,720)	(33,994)	(29,134)
Issuance of 6.375% senior notes, includes premium	600,000	111,650	—
Repurchase of senior floating rate notes	(167,300)	—	—
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	—
Borrowings of other debt	15,310	9,076	13,374
Principal payments on other debt	(10,834)	(14,673)	(18,136)
Debt issuance costs	(18,914)	(4,434)	(23,300)
Proceeds from (repayment of) bank overdrafts	(5,330)	9,240	6,869
Purchase of non-controlling interests	—	(9,961)	(1,095)
Proceeds from issuance of non-controlling interests	—	185	217,065
Dividends paid to common stockholders	(41,961)	(53,366)	(13,129)
Tax benefit from stock based awards	—	3,119	1,846
Repurchase of common stock	(11,781)	(130,734)	(15,827)
Proceeds from issuance of common stock	1,525	7,355	1,649
Distributions to non-controlling interests	(3,537)	(3,979)	(12,637)

Net cash provided by (used in) financing activities	(121,042)	(70,516)	1,014,420

Net increase (decrease) in cash and cash equivalents	(35,825)	(965)	11,081
Cash and cash equivalents at beginning of period	40,144	4,319	3,354

Cash and cash equivalents at end of period	$4,319	$3,354	$14,435

Supplemental Cash Flow Information
Cash paid for interest	$89,061	$78,812	$103,166
Cash paid for taxes	$64,963	$77,771	$79,420

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2013	2014	2015
Operating activities
Net income	$125,199	$128,175	$135,996
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	11,954	13,969
Depreciation and amortization	64,392	68,354	104,981
Provision for bad debts	37,423	44,600	59,372
Equity in earnings of unconsolidated subsidiaries	(2,476)	(7,044)	(16,811)
Loss on early retirement of debt	17,788	2,277	—
Gain on sale of assets and businesses	(581)	(1,048)	(1,098)
Gain on sale of equity investment	—	—	(29,647)
Stock compensation expense	7,033	11,186	14,985
Amortization of debt discount, premium and issuance costs	8,344	7,553	9,543
Deferred income taxes	7,032	14,311	(2,058)
Changes in operating assets and liabilities, net of effects from acquisition of businesses: Accounts receivable	(67,145)	(97,802)	(92,572)
Other current assets	(8,167)	(1,729)	(2,503)
Other assets	(3,484)	(103)	4,713
Accounts payable	(1,283)	5,997	2,345
Accrued expenses	14,027	(16,039)	7,200

Net cash provided by operating activities	198,102	170,642	208,415

Investing activities
Purchases of property and equipment	(73,660)	(95,246)	(182,642)
Proceeds from sale of assets	2,912	—	1,767
Investment in businesses	(34,893)	(4,634)	(2,347)
Proceeds from sale of equity investment	—	—	33,096
Acquisition of businesses, net of cash acquired	(1,665)	(1,211)	(1,061,628)

Net cash used in investing activities	(107,306)	(101,091)	(1,211,754)

Financing activities
Borrowings on revolving facilities	690,000	910,000	1,135,000
Payments on revolving facilities	(800,000)	(870,000)	(895,000)
Proceeds on term loans, net of discount	298,500	—	646,875
Payments on term loans	(596,720)	(33,994)	(29,134)
Issuance of 6.375% senior notes, includes premium	600,000	111,650	—
Repurchase of 7 5/8% senior subordinated notes	(70,000)	—	—
Borrowings of other debt	15,310	9,076	13,374
Principal payments on other debt	(10,834)	(14,673)	(18,136)
Debt issuance costs	(18,914)	(4,434)	(23,300)
Proceeds from (repayment of) bank overdrafts	(5,330)	9,240	6,869
Purchase of non-controlling interest	—	(9,961)	(1,095)
Proceeds from issuance of non-controlling interest	—	185	217,065
Equity investment by Holdings	1,525	7,355	1,649
Dividends paid to Holdings	(226,621)	(184,100)	(28,956)
Tax benefit from stock based awards	—	3,119	1,846
Distributions to non-controlling interests	(3,537)	(3,979)	(12,637)

Net cash provided by (used in) financing activities	(126,621)	(70,516)	1,014,420

Net increase (decrease) in cash and cash equivalents	(35,825)	(965)	11,081
Cash and cash equivalents at beginning of period	40,144	4,319	3,354

Cash and cash equivalents at end of period	$4,319	$3,354	$14,435

Supplemental Cash Flow Information
Cash paid for interest	$83,482	$78,812	$103,166
Cash paid for taxes	$64,963	$77,771	$79,420

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Business Description

        Select Medical Corporation ("Select") was formed in December 1996 and commenced operations during February 1997 upon the completion of its first acquisition. Select Medical Holdings Corporation ("Holdings") was formed in October 2004 for the purpose of affecting a leveraged buyout of Select, which was a publicly traded entity. On February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly owned subsidiary of Holdings (the "Merger"). On September 30, 2009 Holdings completed its initial public offering of common stock. At the time of the transaction, generally accepted accounting principles ("GAAP") required that any amounts recorded or incurred (such as goodwill and compensation expense) by the parent as a result of the Merger or for the benefit of the subsidiary be "pushed down" and recorded in Select's consolidated financial statements. Holdings and Select and their subsidiaries are collectively referred to as the "Company." The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

        The Company is managed through three business segments; specialty hospitals, outpatient rehabilitation, and, as of June 1, 2015, the Concentra segment. Through the specialty hospitals segment, the Company provides long term acute care hospital services and inpatient acute rehabilitative hospital care. The specialty hospitals segment consists of hospitals designed to serve the needs of long term stay acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to the Company's specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders, and cancer. The Company operated 123, 129, and 127 specialty hospitals at December 31, 2013, 2014 and 2015, respectively. The Company's outpatient rehabilitation segment consists of clinics and contract services that provide physical, occupational, and speech rehabilitation services. The Company's outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. At December 31, 2013, 2014 and 2015, the Company operated 1,006, 1,023, and 1,038 outpatient clinics, respectively. The Company's Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or "CBOCs", that deliver occupational medicine, consumer health, physical therapy, and veteran's healthcare services. At December 31, 2015, the Company operated 300 medical centers, 138 medical facilities located at the workplaces of Concentra's employer customers, and 33 Department of Veterans Affairs CBOCs. At December 31, 2015, the Company had operations in 46 states and the District of Columbia.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, limited liability companies, and limited partnerships the Company and its subsidiaries control through ownership of general and limited partnership or membership interests. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and amounts of revenue and expenses recognized during the period. Actual results could differ materially from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company reports accounts receivable at estimated net realizable values. Substantially all of the Company's accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers' compensation programs. Collection of these accounts receivable is the Company's primary source of cash and is critical to its operating performance. The Company's primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments, and amounts owed by the patient. Deductibles, co-payments, and amounts owed by the patient are an immaterial portion of the Company's net accounts receivable balance and accounted for approximately 0.2% and 1.2% of the net accounts receivable balance before doubtful accounts at December 31, 2014 and 2015, respectively. The Company's general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company's hospitals, or in the case of the Company's outpatient rehabilitation clinics and Concentra medical centers, the Company verifies insurance coverage prior to their first visit. The Company's estimate for the allowance for doubtful accounts is calculated by providing a reserve allowance based upon the age of an account balance. Generally the Company has reserved as uncollectible all governmental accounts over 365 days and non-governmental accounts over 180 days from discharge. This method is monitored based on historical cash collections experience. Collections are impacted by the effectiveness of the Company's collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company's governmental receivables. Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and depreciated over the estimated useful lives once the software is placed in service. Capitalized software costs are included within furniture and equipment. Software training costs, maintenance, and repairs are expensed as incurred. Depreciation and amortization are computed using the

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Leasehold improvements	5 - 15 years
Furniture and equipment	3 - 20 years
Buildings	40 years
Building improvements	5 - 25 years
Land improvements	2 - 25 years

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

Income Taxes

        Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. As part of the process of preparing its consolidated financial statements, the Company estimates income taxes based on its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for book and tax purposes. The Company also recognizes as deferred tax assets the future tax benefits from net operating loss carry forwards. The Company evaluates the realizability of these deferred tax assets by assessing their valuation allowances and by adjusting the amount of such allowances, if necessary. Among the factors used to assess the likelihood of realization are projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits.

        Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated.

Intangible Assets and Liabilities

        Finite-lived intangible assets and liabilities are amortized based on the pattern in which the economic benefits are consumed or otherwise depleted. If such a pattern cannot be reliably determined, other intangible assets are amortized on a straight-line basis over their estimated lives. Goodwill and certain other indefinite-lived intangible assets are not amortized, but instead are subject to periodic impairment

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

evaluations. In performing the quantitative periodic impairment tests, the fair value of the reporting unit is compared to its carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value and an impairment condition exists, an impairment loss would be recognized.

        To determine the fair value of its reporting units, the Company uses a discounted cash flow approach. Included in this analysis are assumptions regarding revenue growth rate, future Adjusted EBITDA margin estimates, future general and administrative expense rates, and the industry's weighted average cost of capital and industry specific market comparable Adjusted EBITDA multiples. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires the Company to use its knowledge of (1) its industry, (2) its recent transactions, and (3) reasonable performance expectations for its operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in the Company's estimated fair value could result in a material impairment charge to the goodwill associated with any one of the reporting units.

        Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to, a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, Concentra, outpatient rehabilitation clinics, and contract therapy. Goodwill has been allocated among reporting units based on the relative fair value of those divisions when the Merger occurred in 2005 and based on subsequent acquisitions and dispositions. The Company's most recent impairment assessment was completed during the fourth quarter of 2015 utilizing financial information as of October 1, 2015 and indicated that there was no impairment with respect to goodwill or other recorded intangible assets.

        Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. Company management has allocated the intangible assets between identifiable intangibles and goodwill. At December 31, 2015, intangible assets other than goodwill consist of the values assigned to trademarks, certificates of need, accreditations, customer relationships, and leasehold interests. Management believes that the estimated useful lives established are reasonable based on the economic factors applicable to each of the intangible assets.

        The approximate useful life of each class of intangible assets and liabilities is as follows:

Trademarks	Indefinite
Certificates of need	Indefinite
Accreditations	Indefinite
Customer relationships	9 - 17 years
Leasehold interests	2 - 10 years

        The Company reviews the realizability of intangible assets whenever events or circumstances occur which indicate recorded amounts may not be recoverable.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

        If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss for the difference between the carrying amount of the assets and their estimated fair value.

Deferred Financing Costs

        The Company has incurred debt issuance costs related to indebtedness which are recognized as other assets in the consolidated balance sheet. Debt issuance costs are subsequently amortized and recognized as interest expense using the effective interest method over the term of the related indebtedness. Whenever indebtedness is modified from its original terms an evaluation is made whether an accounting modification or accounting extinguishment has occurred in order to determine the accounting treatment.

Due to Third-Party Payors

        Due to third-party payors represents the difference between amounts received under interim payment plans from Medicare and Medicaid for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.

Insurance Risk Programs

        Under a number of the Company's insurance programs, which include the Company's employee health insurance program, its workers' compensation and professional malpractice liability insurance programs, the Company is liable for a portion of its losses. In these situations the Company accrues for its losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. Provisions for losses for professional liability risks retained by the Company at December 31, 2014 and 2015 have been discounted at 3%. At December 31, 2014 and 2015, respectively, the Company had recorded a liability of $101.9 million and $157.4 million related to these programs. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $105.5 million and $165.8 million at December 31, 2014 and 2015, respectively.

Equity Method Investments

        Investments in equity method investees are accounted for using the equity method based upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceeds its carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company evaluates its investments in companies accounted for using the equity method for impairment when there is evidence or indicators that a decrease in value may be other than temporary. The Company's Other Assets are primarily composed of

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

equity method investments of $99.6 million and $101.4 million as of December 31, 2014 and 2015, respectively. The Company's equity method investments consist principally of non-consolidating interests in inpatient and outpatient rehabilitation businesses. These rehabilitation businesses include a 49.0% interest in BIR, JV, LLP; a 49.0% interest in OHRH, LLC, a 49.0% interest in GlobalRehab—Scottsdale, LLC, a 50.0% interest in Rehabilitation Institute of Denton, LLC, and a 49.0% interest in ES Rehabilitation, LLC as of December 31, 2014 and 2015. The Company's equity method investments had equity in earnings of unconsolidated subsidiaries of $2.5 million, $7.0 million and $16.8 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Non-Controlling Interests

        The ownership interests held by other parties in subsidiaries, limited liability companies and limited partnerships controlled by the Company are classified as non-controlling interests. Non-controlling interests' which are reported in the stockholders' equity section of the Company's consolidated balance sheets, were $35.7 million and $49.3 million as of December 31, 2014 and 2015, respectively.

        Some of our non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties ownership interest. These interests are classified and reported as redeemable non-controlling interests and they have been adjusted to their approximate redemption values. The redeemable non-controlling interests' balances reported on the Company's consolidated balance sheets were $11.0 million and $238.2 million as of December 31, 2014 and 2015, respectively. As of December 31, 2014 and 2015, the Company believes the redemption amounts of these ownership interests approximates the fair value of those interests. The changes in the redeemable non-controlling interests amounts for the years ended December 31, 2014 and 2015 are as follows:

Balance at January 1, 2014	$11,584
Changes in the redemption amounts	(923)
Net income	1,410
Distributions	(1,086)

Balance at December 31, 2014	$10,985
Issuance of ownership interests in Concentra	218,005
Ownership interests acquired in business combination	14,196
Repurchase of ownership interests	(876)
Changes in the redemption amounts	1,010
Net loss	(2,190)
Distributions	(2,909)

Balance at December 31, 2015	$238,221

        Net income (loss) of entities controlled by the Company that are less than wholly owned require attribution of net income (loss) amounts to each non-controlling ownership interest and to the Company in

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

the consolidated statement of operations and comprehensive income. The net income (loss) attributable to non controlling interests for the years ended December 31, 2013, 2014, and 2015 are as follows:

	For the Year Ended December 31,
	2013	2014	2015
	(in thousands)
Net income (loss) attributable to non-controlling interests classified as redeemable non-controlling interests	$3,063	$1,410	$(2,190)
Net income attributable to non-controlling interests classified as equity	5,556	6,138	7,450

Net income attributable to non-controlling interests	$8,619	$7,548	$5,260

Revenue Recognition

        Net operating revenues consists primarily of patient service revenues and revenues generated from therapy services provided to healthcare institutions under contractual arrangements and are recognized as services are rendered.

        Patient service revenue is reported net of provisions for contractual allowances from third-party payors and patients. The Company has agreements with third-party payors that provide for payments to the Company at amounts different from its established billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Payment arrangements include prospectively determined rates per discharge, reimbursed costs, discounted charges, per diem, and per visit payments. Retroactive adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Accounts receivable resulting from such payment arrangements are recorded net of contractual allowances.

        A significant portion of the Company's net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 46%, 45% and 36% of the Company's net operating revenues for the years ended December 31, 2013, 2014 and 2015, respectively. Approximately 32% and 24% of the Company's accounts receivable (after allowances for contractual adjustments but before doubtful accounts) are from Medicare at December 31, 2014 and 2015. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company's specialty hospitals or outpatient clinics to comply with regulations can result in significant changes in that specialty hospital's or outpatient clinic's net operating revenues generated from the Medicare program.

        Revenues generated under contractual arrangements are comprised primarily of billings for services rendered to nursing homes, hospitals, schools and other third parties.

Stock Based Compensation

        The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements comprise both stock

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

options and restricted share plans. Employee stock options are valued using the Black-Scholes option valuation method which uses assumptions that relate to the expected volatility of the Company's common stock, the expected dividend yield of the Company's stock, the expected life of the options and the risk free interest rate. Such compensation amounts are amortized over the respective vesting periods or periods of service of the option grant. The Company values restricted stock grants by using the closing market price of its stock on the date of grant.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

        In April and August 2015, the FASB issued ASU No. 2015-03 and ASU No. 2015-15, Interest—Imputation of Interest, respectively, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The guidance is effective for annual fiscal periods beginning after December 15, 2015. The Company will adopt the standard in 2016. As of December 31, 2015, we had approximately $38.0 million in debt issuance costs included in other assets that would be a direct deduction of the debt liability under the new standard.

        In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement—Period Adjustments, which changes the reporting requirement for retrospective adjustments to provisional amounts in the measurement period. The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The revised guidance is effective for annual fiscal periods beginning after December 15, 2015. Early adoption is permitted and the Company intends to prospectively adopt ASU No. 2015-16.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes. The intent is to simplify the presentation of deferred income taxes through the requirement that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The revised guidance is effective for annual fiscal periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions

  Concentra Acquistion

        On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with Welsh, Carson, Anderson & Stowe XII, L.P. ("WCAS"), consummated the acquisition of Concentra, the indirect operating subsidiary of Concentra Group Holdings, LLC ("Group Holdings"), and its subsidiaries. Pursuant to the terms of the stock purchase agreement, dated as of March 22, 2015, by and among MJ Acquisition Corporation, Concentra and Humana Inc. ("Humana"), MJ Acquisition Corporation acquired 100% of the issued and outstanding equity securities of Concentra from Humana for $1,047.2 million, net of $3.8 million of cash acquired.

        MJ Acquisition Corporation entered into the Concentra credit facilities, see Note 6, to fund a portion of the purchase price for all of the issued and outstanding stock of Concentra. Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower under the Concentra credit facilities.

        Select entered into a Subscription Agreement (the "Subscription Agreement"), by and among Select, WCAS, Group Holdings and the other members of Group Holdings. Pursuant to the Subscription Agreement, Select purchased Class A equity interests of Group Holdings for an aggregate purchase price of $217.9 million, representing a majority (50.1%) of the voting equity interests in Group Holdings. WCAS and the other members purchased redeemable non-controlling Class A interests of Group Holdings for an aggregate purchase price of $217.1 million, representing a 49.9% share of the voting equity interests of Group Holdings.

        Group Holdings contributed cash of $435.0 million, to MJ Acquisition Corporation. MJ Acquisition Corporation used the cash, together with $650.0 million in borrowings under the Concentra credit facilities, to pay the purchase price, and fees and expenses.

        Concentra, formed in 1979, is one of the largest providers of occupational medicine, consumer health, physical therapy and veteran's healthcare services in the United States based on the number of facilities. As of December 31, 2015, Concentra operated 300 medical centers in 38 states, 138 medical facilities located at the workplaces of Concentra's employer customers and 33 Department of Veterans Affairs CBOCs. Concentra's financial results are consolidated with Select's as of June 1, 2015.

        The Concentra acquisition was accounted for under the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations. The Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

        During the fourth quarter of the year ended December 31, 2015, the Company finalized the purchase price allocation to identifiable intangible assets, fixed assets, non-controlling interests, and certain pre-acquisition contingencies. The Company is in the process of completing the accounting for certain deferred tax matters. The Company expects to complete the purchase price allocation during the second quarter of 2016.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

        The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed, in accordance with the acquisition method of accounting (in thousands):

Cash and cash equivalents	$3,772
Identifiable tangible assets, excluding cash and cash equivalents	405,428
Identifiable intangible assets	254,990
Goodwill	646,466

Total assets	1,310,656

Total current liabilities	90,188
Total non-current liabilities	152,425

Total liabilities	242,613

Acquired non-controlling interests	17,084

Net assets acquired	1,050,959
Less: Cash and cash equivalents acquired	3,772

Net cash paid	$1,047,187

        The fair value assigned to intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earnings methods. Both valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. Useful lives for intangible assets were determined based upon the remaining useful economic lives of the intangible assets that are expected to contribute directly or indirectly to future cash flows. The valuation of tangible assets was derived using a combination of the income, market, and cost approaches. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, estimated selling prices, costs to complete, and reasonable profit. The fair value assigned to non-controlling interests were determined through the use of a market multiple approach.

        Intangible assets acquired consisted of the following:

	Amount	Weighted Average Amortization Period
	(in thousands)	(in years)
Trademarks	$104,900	Indefinite
Customer relationships	141,265	10.2
Leasehold interests	8,825	6.3

Total	$254,990

        Intangible liabilities acquired included unfavorable leasehold interests of $3.3 million with a weighted average amortization period of 4.4 years. The customer relationships are being amortized on a straight-line basis over their expected useful lives. Leasehold interests are being amortized over their remaining lease terms at time of acquisition.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

        Goodwill of $646.5 million was recognized in the transaction, representing the excess of the purchase price over the value of the tangible and intangible assets acquired and liabilities assumed. The factors considered in determining the goodwill that resulted from the Concentra purchase price included Concentra's future earnings potential and the value of Concentra's assembled workforce. The goodwill is allocated to the Concentra segment and is not deductible for tax purposes. However, prior to its acquisition by MJ Acquisition Corporation, Concentra completed certain acquisitions that resulted in goodwill with an estimated value of $23.9 million that is deductible for tax purposes, which the Company will deduct through 2025.

        For the period of June 1, 2015 through December 31, 2015, Concentra contributed net revenue of $585.2 million and a net loss of approximately $12.2 million which is reflected in the Company's consolidated statement of operations. The Company incurred $4.7 million of acquisition costs in the year ended December 31, 2015. Acquisition costs consisted of legal, advisory, and due diligence fees and expenses.

        The following pro forma unaudited results of operations have been prepared assuming the acquisition of Concentra occurred January 1, 2014. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated January 1, 2014.

	December 31,
	2014	2015
	(in thousands, except per share amounts)
Net revenue	$4,063,218	$4,154,941
Net income	106,945	129,737
Income per common share:
Basic	$0.81	$1.00
Diluted	$0.80	$0.99

        The pro forma financial information is based on the allocation of the purchase price and therefore subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at a statutory rate, as if Concentra had been a subsidiary of the Company as of January 1, 2014.

        Pro forma results for the year ended December 31, 2015 were adjusted to include approximately $19.8 million of interest expense, an income tax benefit of approximately $11.4 million, approximately $4.8 million in net income attributable to non-controlling interests, approximately $1.8 million of rent expense, and approximately $1.2 million of depreciation expense. Results for the same period were also adjusted to exclude seller costs of $6.0 million, Concentra acquisition costs of $4.7 million, and amortization expense of approximately $0.8 million.

        Pro forma results for the year ended December 31, 2014 were adjusted to include approximately $48.1 million of interest expense, an income tax benefit of approximately $15.5 million, approximately $8.3 million of net loss attributable to non-controlling interests, $4.7 million of Concentra acquisition costs, approximately $4.0 million of rent expense, and approximately $3.0 million of depreciation expense. Results for the same period were also adjusted to exclude amortization expense of approximately $2.3 million.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

  Other Acquistions

        For the year ended December 31, 2013, the Company provided total consideration of $5.6 million to acquire businesses, consisting of cash amounting to $1.7 million (net of cash acquired) and the issuance of non controlling interests, for identifiable tangible net assets consisting principally of accounts receivable, and property and equipment with an aggregate fair value of $3.5 million and goodwill of $2.1 million.

        For the year ended December 31, 2014, the Company provided total consideration of $3.2 million to acquire businesses, consisting of cash amounting to $1.1 million (net of cash acquired) and non controlling interests, for identifiable tangible net assets consisting principally of accounts receivable, and property and equipment with an aggregate fair value of $1.3 million and goodwill of $1.9 million.

        In addition to the acquisition of Concentra, during the year ended December 31, 2015, the Company acquired interests in several businesses, consisting principally of inpatient and outpatient rehabilitation businesses. The Company provided total consideration of $30.2 million, consisting of cash amounting to $14.4 million (net of cash acquired) and the issuance of non controlling interests in the amount of $14.7 million, for identifiable tangible net assets consisting principally of accounts receivable, and property and equipment with an aggregate fair value of $4.1 million. These acquisitions resulted in recognition of goodwill of $21.9 million and $4.2 million in the specialty hospitals segment and Concentra segment, respectively.

3. Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2014	2015
	(in thousands)
Land	$71,635	$76,118
Leasehold improvements	155,648	295,647
Buildings	396,228	411,376
Furniture and equipment	272,919	382,838
Construction-in-progress	41,230	146,868

Total property and equipment	937,660	1,312,847
Accumulated depreciation	(395,350)	(448,723)

Property and equipment, net	$542,310	$864,124

        Depreciation expense was $63.9 million, $67.9 million, and $96.1 million for the years ended December 31, 2013, 2014 and 2015, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Intangible Assets and Liabilities

        The net carrying value of the Company's goodwill and identifiable intangible assets consist of the following:

	December 31,
	2014	2015
	(in thousands)
Goodwill	$1,642,083	$2,314,624
Identifiable intangibles—Indefinite lived assets:
Trademarks	57,709	162,609
Certificates of need	12,727	13,022
Accreditations	2,083	2,045
Identifiable intangibles—Finite lived assets:
Customer relationships	—	132,751
Favorable leasehold interests	—	8,248

Total identifiable intangibles	$1,714,602	$2,633,299

        The Company's customer relationship assets amortize over their estimated useful lives. Amortization expense for the Company's customer relationships was $8.5 million for the year ended December 31, 2015. Estimated amortization expense of the Company's customer relationships for each of the five succeeding years is $14.6 million.

        In addition, the Company has recognized unfavorable leasehold interests which are recorded as liabilities. The net carrying value of unfavorable leasehold interests was $3.0 million as of December 31, 2015.

        The Company's favorable leasehold assets and unfavorable leasehold liabilities are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date. The effect of this amortization increased rent expense by $0.3 million for the year ended December 31, 2015.

        The Company's accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2015, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 3.8 years, respectively.

        The changes in the carrying amount of goodwill for the Company's reportable segments for the years ended December 31, 2014 and 2015 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of January 1, 2014	$1,334,615	$308,018		$1,642,633
Goodwill acquired during year	855	1,011		1,866
Goodwill allocated to contributed business	—	(2,406)		(2,406)
Purchase accounting adjustment	(10)	—		(10)

Balance as of December 31, 2014	$1,335,460	$306,623	$—	$1,642,083
Goodwill acquired during year	21,972	—	702,023	723,995
Measurement period adjustment	(53)	—	(51,373)	(51,426)
Disposal of business	—	(28)	—	(28)

Balance as of December 31, 2015	$1,357,379	$306,595	$650,650	$2,314,624

        See Note 2 for details of the goodwill acquired during the period.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Investments in Unconsolidated Subsidiaries

        During the year ended December 31, 2015, the Company sold an equity investment in an unconsolidated subsidiary of a start-up healthcare company for $33.1 million, which resulted in a gain on the sale of an equity investment of $29.6 million. The gain on sale of the equity investment was classified as non-operating income in the condensed consolidated statements of operations for the year ended December 31, 2015. The proceeds of $33.1 million were classified as cash provided from an investing activity in the condensed consolidated statements of cash flows for the year ended December 31, 2015.

6. Long-Term Debt and Notes Payable

        For purposes of this indebtedness footnote, references to Select exclude Concentra, because the Concentra credit facilities are non-recourse to Holdings and Select.

        The components of long-term debt and notes payable are shown in the following tables:

	December 31,
	2014	2015
	(in thousands)
Select 6.375% senior notes(1)	$711,465	$711,235
Select credit facilities:
Select revolving facility	60,000	295,000
Select term loans(2)	775,996	750,485
Other—Select	5,515	11,987

Total Select debt	1,552,976	1,768,707
Less: Select current maturities	10,874	228,316

Select long-term debt maturities	$1,542,102	$1,540,391

Concentra credit facilities:
Concentra revolving facility		$5,000
Concentra term loans(3)		644,865
Other—Concentra		5,312

Total Concentra debt		655,177
Less: Concentra current maturities		5,254

Concentra long-term debt maturities		$649,923

Total current maturities	$10,874	$233,570
Total long-term debt maturities	1,542,102	2,190,314

Total debt	$1,552,976	$2,423,884

(1)
Includes unamortized premium of $1.5 million and $1.2 million at December 31, 2014 and 2015, respectively.

(2)
Includes unamortized discounts of $4.2 million and $2.8 million at December 31, 2014 and 2015, respectively.

(3)
Includes unamortized discounts of $2.9 million at December 31, 2015.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt and Notes Payable (Continued)

Select Credit Facilities

        On June 1, 2011, Select entered into its existing senior secured credit agreement that originally provided for $1.15 billion in senior secured credit facilities. The following discussion summarizes amendments and significant transactions affecting the term loan facilities (collectively, the "Select term loans") and the revolving credit facility (the "Select revolving facility" and together with the Select term loans, the "Select credit facilities").

        On August 13, 2012, Select entered into an additional credit extension amendment to the Select credit facilities providing for a $275.0 million series A term loan at the same interest rate and with the same term as the original term loan.

        On February 20, 2013, Select entered into a credit extension amendment to the Select credit facilities providing for a $300.0 million series B term loan. Select used the borrowings under the series B term loan to redeem all of its outstanding 7 5/8% senior subordinated notes due 2015 on March 22, 2013, to finance Holdings' redemption of all of its senior floating rate notes due 2015 on March 22, 2013 and to repay a portion of the balance outstanding under the Select revolving facility.

        On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of 6.375% senior notes due June 1, 2021. Select used the proceeds of the 6.375% senior notes to pay a portion of the amounts then outstanding on the original term loan and the series A term loan and to pay related fees and expenses.

        On June 3, 2013, Select amended the Select credit facilities in order to, among other things: (i) extend the maturity date on $293.3 million of its $300.0 million revolving facility from June 1, 2016 to March 1, 2018; (ii) convert the remaining original term loan and series A term loan to a new series C term loan, and lower the interest rate payable on the series C term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.00%, or Alternate Base Rate plus 2.00%, and amend the provision of the series C term loan from providing that Adjusted LIBO will at no time be less than 1.75% to providing that Adjusted LIBO will at no time be less than 1.00%; (iii) lower the interest rate payable on the series B term loan from Adjusted LIBO plus 3.75%, or Alternate Base Rate plus 2.75%, to Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%; (iv) amend the restrictive covenants governing the Select credit facilities in order to allow for unlimited restricted payments so long as there is no event of default under the credit facilities and the total pro forma ratio of total indebtedness to Consolidated EBITDA (as defined in the credit facilities) is less than or equal to 2.75 to 1.00; and (v) amend the definition of "Available Amount" in a manner the effect of which was to increase the amount available for investments, restricted payments and payment of specified indebtedness.

        On March 4, 2014, Select made a principal prepayment of $34.0 million associated with the Select term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans resulting from excess cash flow as defined in the Select credit facilities.

        On March 4, 2014, Select amended the Select credit facilities in order to, among other things: (i) convert the remaining series B term loan to a new series D term loan, and lower the interest rate payable on the series D term loan from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%; (ii) set the maturity date of the series D term loan at December 20, 2016; (iii) convert the remaining series C term loan to a new series E term loan, and lower the interest rate payable on the series E term loan from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75%

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt and Notes Payable (Continued)

(subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 1.75%; (iv) set the maturity date of the series E term loan at June 1, 2018; (v) beginning with the quarter ending March 31, 2014, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.00 to 1.00 from 4.50 to 1.00; (vi) provide for a prepayment premium of 1.00% if the Select credit facilities are amended at any time prior to March 4, 2015 in the case of the series E term loans and such amendment reduces the yield applicable to such loans; and (vii) amend the definition of "Available Amount" in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

        On October 23, 2014, Select entered into two additional credit extension amendments, one of which extended the maturity date on $6.75 million in aggregate principal of revolving commitments from June 1, 2016 to March 1, 2018, the second of which added $50.0 million in incremental revolving commitments that mature on March 1, 2018.

        On March 4, 2015, Select made a principal prepayment of $26.9 million associated with the series D term loan and series E term loan in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow as defined in the Select credit facilities.

        On May 20, 2015 Select entered into an additional credit extension amendment of the Select revolving facility to obtain $100.0 million of incremental revolving commitments. The revolving commitments mature on March 1, 2018.

        On December 11, 2015, Select amended the Select credit facilities in order to, among other things: (i) convert $56.2 million of its series D term loan into series E term loan, which have a maturity date of June 1, 2018; (ii) increase the interest rate payable on the series E term loan from Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternative Base Rate plus 1.75%, to Adjusted LIBO plus 4.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternative Base Rate plus 3.00%; (iii) beginning with the quarter ending December 31, 2015, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.75 to 1.00 from 5.00 to 1.00; (iv) increase the capacity for incremental extensions of credit to $450.0 million; and (v) amend the definition of "Consolidated EBITDA" to add back certain specialty hospital start-up losses.

        At December 31, 2015, Select's credit facilities provided for senior secured financing consisting of a $450.0 million revolving facility which matures on March 1, 2018, including a $75.0 million sublimit for the issuance of standby letters of credit and a $25.0 million sublimit for swingline loans; a $218.6 million series D term loan, maturing on December 20, 2016; and $534.7 million series E term loan, maturing on June 1, 2018.

        The Select term loans amortize quarterly in the amount of 0.25% of the aggregate principal amount, subject to mandatory prepayment provisions.

        All borrowings under Select's credit facilities are subject to the satisfaction of required conditions, including the absence of a default at the time of and after giving effect to such borrowing and the accuracy of the representations and warranties of the borrowers.

        The interest rates per annum applicable to borrowings under Select's credit facilities are, at its option, equal to either an Alternate Base Rate or an Adjusted LIBO rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The Alternate Base Rate is the greatest of (i) JPMorgan Chase Bank, N.A.'s prime rate,

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt and Notes Payable (Continued)

(ii) one-half of 1% over the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York and (iii) the Adjusted LIBO rate from time to time for an interest period of one month, plus 1.00%. The Adjusted LIBO rate is, with respect to any interest period, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements.

        Borrowings under the series D term loan bear interest at a rate equal to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%. Borrowings under the series E term loan bear interest at a rate equal to Adjusted LIBO plus 4.00%, or Alternate Base Rate plus 3.00%. The Adjusted LIBO for the series E term loan will at no time be less than 1.00%.

        Borrowings under the revolving facility bear interest at a rate equal to Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select's ratio of total indebtedness to Consolidated EBITDA (as defined in the Select credit facilities).

        On the last day of each calendar quarter Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving facility, which is currently 0.50% per annum subject to adjustment based upon the ratio of Select's total indebtedness to Consolidated EBITDA (as defined in the Select credit facilities).

        Subject to exceptions, the Select credit facilities require mandatory prepayments of Select term loans in amounts equal to:

  •
  50% (as may be reduced based on Select's ratio of total indebtedness to Consolidated EBITDA (as defined in the Select credit facilities)) of Select's annual excess cash flow;

  •
  100% of the net cash proceeds from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation event, subject to reinvestment rights and certain other exceptions; and

  •
  100% of the net cash proceeds from certain incurrences of debt.

        Select's credit facilities are guaranteed by Holdings, Select and substantially all of its current wholly owned subsidiaries, and will be guaranteed by substantially all of Select's future subsidiaries and secured by substantially all of Select's existing and future property and assets and by a pledge of its capital stock and the capital stock of its subsidiaries.

        Select's credit facilities require that it comply on a quarterly basis with certain financial covenants, including a maximum leverage ratio test.

        In addition, Select's credit facilities include negative covenants, subject to significant exceptions, restricting or limiting its ability and the ability of Holdings and Select's restricted subsidiaries, to, among other things:

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt and Notes Payable (Continued)

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

  •
  incur capital expenditures;

  •
  engage to any material extent in any business other than business of the type currently conducted by Select or reasonably related businesses; and

  •
  incur obligations that restrict the ability of its subsidiaries to incur or permit to exist any liens on Select's property or assets or to make dividends or other payments to Select.

        The Select credit facilities also contain certain representations and warranties, affirmative covenants and events of default. The events of default include payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of bankruptcy, certain events under ERISA, material judgments, actual or asserted failure of any guaranty or security document supporting Select's credit facilities to be in full force and effect and any change of control. If such an event of default occurs, the lenders under the Select credit facilities will be entitled to take various actions, including the acceleration of amounts due under the Select credit facilities and all actions permitted to be taken by a secured creditor.

        At December 31, 2015, Select had outstanding borrowings under the Select credit facilities of $753.3 million of the Select term loans (excluding unamortized original issue discounts of $2.8 million) and borrowings of $295.0 million (excluding letters of credit) under the Select revolving facility. Select had $116.1 million of availability under the Select revolving facility (after giving effect to $38.9 million of outstanding letters of credit) at December 31, 2015.

        The applicable margin percentage for borrowings under the Select revolving facility is subject to change based upon the ratio of Select's leverage ratio (as defined in the Select credit facilities). The applicable interest rate for revolving loans as of December 31, 2015 was (1) Alternate Base plus 2.75% for alternate base rate loans and (2) LIBO plus 3.75% for adjusted LIBO rate loans.

        The Select credit facilities require it to maintain certain leverage ratios (as defined in the Select credit facilities). For the three fiscal quarters ended March 31, 2015, June 30, 2015, and September 30, 2015, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.00 to 1.00. For the quarter ended December 31, 2015, Select was required to maintain its leverage ratio at less than 5.75 to 1.00. Select's leverage ratio was 4.78 to 1.00 as of December 31, 2015. Additionally, the Select credit facilities will require a prepayment of borrowings of 50% of excess cash flow, which will result in a prepayment of approximately $10.2 million. Select expects to have the borrowing

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt and Notes Payable (Continued)

capacity and intends to use borrowings under its revolving facility to make the required prepayment during the first quarter ended March 31, 2016.

Senior Notes

        On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes due June 1, 2021 (the "Additional Notes"), at 101.50% of the aggregate principal amount resulting in gross proceeds of $111.7 million. The notes were issued as additional notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021 (the "Existing Notes" and, together with the Additional Notes, the "Notes"). The Additional Notes are treated as a single series with the Existing Notes and have the same terms as those of the Existing Notes.

        Interest on the Notes accrues at the rate of 6.375% per annum and is payable semi-annually in cash in arrears on June 1 and December 1 of each year. The Notes are Select's senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured indebtedness and senior in right of payment to all of its existing and future subordinated indebtedness. The Notes are fully and unconditionally guaranteed by all of Select's wholly owned subsidiaries. The Notes are guaranteed, jointly and severally, by Select's direct or indirect existing and future domestic restricted subsidiaries other than certain non-guarantor subsidiaries.

        Select may redeem some or all of the Notes prior to June 1, 2016 by paying a "make-whole" premium. Select may redeem some or all of the Notes on or after June 1, 2016 at specified redemption prices. In addition, prior to June 1, 2016, Select may redeem up to 35% of the Notes with the net proceeds of certain equity offerings at a price of 106.375% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the Notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

        The indenture relating to the Notes contains covenants that, among other things, limit Select's ability and the ability of certain of its subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select's restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the Indenture requires, among other things, Select to provide financial and current reports to holders of the Notes or file such reports electronically with the SEC. These covenants are subject to a number of exceptions, limitations and qualifications set forth in the Indenture.

Concentra credit facilities

  Concentra first lien credit agreement

        On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, entered into a first lien credit agreement (the "Concentra first lien credit agreement"). Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower. The Concentra first lien credit agreement provides for $500.0 million in first lien loans comprised of a $450.0 million, seven-year term loan ("Concentra first lien term loan") and a $50.0 million, five-year revolving credit facility ("Concentra revolving facility"). The borrowings under the Concentra first lien credit agreement are guaranteed, on a

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt and Notes Payable (Continued)

first lien basis, by Concentra Holdings, Inc., the direct parent of Concentra. Select and Holdings are not parties to the Concentra first lien credit agreement and are not obligors with respect to Concentra's debt under such agreement.

        Borrowings under the Concentra first lien credit agreement bear interest at a rate equal to: (i) in the case of the Concentra first lien term loan, Adjusted LIBO (as defined in the Concentra first lien credit agreement) plus 3.00% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%); and (ii) in the case of the Concentra revolving facility, Adjusted LIBO plus a percentage ranging from 2.75% to 3.00%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.00%, in each case based on Concentra's leverage ratio.

        The Concentra first lien term loan amortizes in equal quarterly installments, in aggregate annual amounts equal to 0.25% of the original principal amount of the first lien term loan commencing on September 30, 2015. The balance of the Concentra first lien term loan will be payable on June 1, 2022. The Concentra revolving facility matures on June 1, 2020.

  Concentra second lien credit agreement

        On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, entered into a second lien credit agreement (the "Concentra second lien credit agreement" and, together with the Concentra first lien credit agreement, the "Concentra credit facilities"). Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower. The Concentra second lien credit agreement provides for a $200.0 million eight-year second lien term loan ("Concentra second lien term loan" and, together with the Concentra first lien term loans, the "Concentra term loans"). The borrowings under the Concentra second lien credit agreement are guaranteed, on a second lien basis, by Concentra Holdings, Inc., the direct parent of Concentra. Select and Holdings are not parties to the Concentra second lien credit agreement and are not obligors with respect to Concentra's debt under such agreement.

        Borrowings under the Concentra second lien term loan bear interest at a rate equal to Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 8.00% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 7.00% (subject to an Alternate Base Rate floor of 2.00%).

        In the event that, on or prior to June 1, 2016, Concentra prepays any of the Concentra second lien term loan, Concentra shall pay a premium of 2.00% of the aggregate principal amount of the Concentra second lien term loan prepaid and if Concentra prepays any of the Concentra second lien term loan on or prior to June 1, 2017, Concentra shall pay a premium of 1.00% of the aggregate principal amount of the Concentra second lien term loan prepaid. The Concentra second lien term loan will be payable on June 1, 2023.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Long-Term Debt and Notes Payable (Continued)

Maturities of Long-Term Debt and Notes Payable

        Maturities of the Company's long-term debt for the years after 2015 are approximately as follows and are presented including the discounts on Select term loans and premium on Select's senior notes, and including the discounts on Concentra credit facilities:

	Select	Concentra	Total
	(in thousands)
2016	$228,316	$5,254	$233,570
2017	6,952	4,168	11,120
2018	820,651	4,186	824,837
2019	2,465	4,206	6,671
2020	228	9,227	9,455
2021 and beyond	710,095	628,136	1,338,231

Total	$1,768,707	$655,177	$2,423,884

Loss on Early Retirement of Debt

        On February 20, 2013, Select entered into a credit extension amendment, the proceeds of which were used to redeem all of its outstanding 7 5/8% senior subordinated notes, to finance Holdings' redemption of all of its 10% senior floating rate, and to repay a portion of the balance outstanding under Select's revolving facility. Additionally, on May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of its 6.375% senior notes due 2021, the proceeds of which were used to pay a portion of Select term loans then outstanding and to pay related fees and expenses. A loss on early retirement of debt of $18.7 million and $17.8 million for Holdings and Select, respectively, was recognized for the year ended December 31, 2013, which included the write off of unamortized debt issuance costs.

        During the year ended December 31, 2014, Select amended the Select term loans under the Select credit facilities and recognized a loss $2.3 million for unamortized debt issuance costs, unamortized original issue discount, and certain fees incurred related to term loan modifications.

7. Stockholders' Equity

Common Stock

        Holdings' board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the Select revolving facility. For the years ended December 31, 2013, 2014 and 2015, respectively, Holdings repurchased 1,115,691 shares at a cost of $10.0 million, 11,285,714 shares at a cost of $127.5 million, and 1,032,334 shares at a cost of $13.6 million, which includes transaction costs. During the year ended December 31, 2014, the shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to stock purchase agreements dated February 26, 2014 and May 5, 2014. Two of the Company's directors are affiliated with these entities. The common stock repurchase program has available capacity of $185.2 million as of December 31, 2015.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Stockholders' Equity (Continued)

        Holdings granted 952,500 shares, 1,585,775 shares, and 1,384,954 shares of restricted stock for the years ended December 31, 2013, 2014 and 2015, respectively and issued 166,600 shares, 974,969 shares, and 183,450 shares of common stock related to the exercise of stock options and for the years ended December 31, 2013, 2014 and 2015, respectively. Also, 331,697 shares, 302,690 shares, and 486,580 shares of stock were forfeited for the years ended December 31, 2013, 2014 and 2015, respectively.

8. Stock-based Compensation

        On February 25, 2005, Holdings adopted the Select Medical Holdings Corporation 2005 Equity Incentive Plan. On May 13, 2011, the Select Medical Holdings Corporation 2005 Equity Incentive Plan was frozen and Holdings adopted the 2011 Select Medical Holdings Corporation 2011 Equity Incentive Plan. The Select Medical Holdings Corporation 2005 Equity Incentive Plan and the Select Medical Holdings Corporation 2011 Equity Incentive Plan are referred to as the "Plans." The Plans provide for grants of restricted stock and stock options of Holdings. On November 8, 2005 the board of directors of Holdings adopted a director equity incentive plan ("Director Plan") and on August 12, 2009, the board of directors and stockholders of Holdings approved an amendment and restatement of the Director Plan. This amendment authorized Holdings to issue under the Director Plan options to purchase up to 75,000 shares of its common stock and restricted stock awards covering up to 150,000 shares of its common stock. All of the aforementioned equity plans allow for the use of unissued shares or treasury shares to be used to satisfy share-based awards.

        The options under the Plans and Director Plan generally vest over five years and have an option term not to exceed ten years. The fair value of the options granted was estimated using the Black-Scholes option pricing model. There were no options granted under the Plans or Director Plan during the year ended December 31, 2015.

        Transactions and other information related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested Balance, January 1, 2015	3,728	$10.82
Granted	1,385	13.94
Vested	(992)	9.07
Forfeited	(304)	12.28

Unvested Balance, December 31, 2015	3,817	$12.29

        The weighted average grant date fair value of restricted stock awards granted for the years ended December 31, 2013, 2014, and 2015 was $8.48, $13.61, and $13.94, respectively. The total weighted average grant date fair value of restricted stock awards vested for the years ended December 31, 2013, 2014, and 2015 was $4.6 million, $7.4 million, and $9.0 million, respectively.

        As of December 31, 2015 there were 743,000 stock options outstanding and 728,000 stock options exercisable under the Plans and Director Plans. The outstanding and exercisable shares have a weighted average exercise price of $8.85 and a weighted average remaining contractual life of 2.87 years.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Stock-based Compensation (Continued)

        The total intrinsic value of options exercised under the Plans and Director Plans for the years ended December 31, 2013, 2014, and 2015 was $0.2 million, $6.0 million, and $1.0 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable under the Plans and Director Plans at December 31, 2015 was $2.3 million.

        Stock compensation expense recognized by the Company was as follows:

	For the Year Ended December 31,
	2013	2014	2015
	(in thousands)
Stock compensation expense:
Included in general and administrative	$5,276	$9,027	$11,633
Included in cost of services	1,757	2,015	3,046

Total	$7,033	$11,042	$14,679

        Stock compensation expense based on current share-based awards for each of the next five years is estimated to be as follows:

	2016	2017	2018	2019	2020
	(in thousands)
Stock compensation expense	$15,532	$10,610	$5,204	$1,406	$324

9. Income Taxes

        Significant components of the Company's tax provision for the years ended December 31, 2013, 2014, and 2015 are as follows:

	Holdings			Select
	For the Year Ended December 31,			For the Year Ended December 31,
	2013	2014	2015	2013	2014	2015
	(in thousands)			(in thousands)
Current:
Federal	$55,847	$52,063	$63,626	$57,026	$52,063	$63,626
State and local	11,913	9,248	10,868	11,913	9,248	10,868

Total current	67,760	61,311	74,494	68,939	61,311	74,494
Deferred	7,032	14,311	(2,058)	7,032	14,311	(2,058)

Total income tax provision	$74,792	$75,622	$72,436	$75,971	$75,622	$72,436

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        The differences between the expected income tax provision and income taxes computed at the federal statutory rate of 35% were as follows:

	Holdings			Select
	For the Year Ended December 31,			For the Year Ended December 31,
	2013	2014	2015	2013	2014	2015
Expected federal tax rate	35.0%	35.0%	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal benefit	4.6	4.2	4.0	4.5	4.2	4.0
Other permanent differences	1.1	0.8	1.4	1.1	0.8	1.4
Valuation allowance	(0.7)	(0.4)	(0.9)	(0.6)	(0.4)	(0.9)
Uncertain tax positions	(0.6)	(0.3)	(2.3)	(0.6)	(0.3)	(2.3)
IRS audit settlements	—	(0.4)	(0.1)	—	(0.4)	(0.1)
Non-controlling interest	(1.7)	(1.5)	(2.0)	(1.7)	(1.5)	(2.0)
Other	0.1	(0.3)	(0.3)	0.1	(0.3)	(0.3)

Total	37.8%	37.1%	34.8%	37.8%	37.1%	34.8%

        During 2015, the Company settled with the Internal Revenue Service a tax liability relating to the 2011 settlement of a lawsuit under the qui tam provisions of the federal False Claims Act and reversed through the income tax provision the remaining excess tax reserves.

        During 2009, the Company settled with the Internal Revenue Service a refund of previously paid federal income taxes that resulted from the acceleration of tax amortization in years prior to the Merger. Tax reserves related to this dispute were released in 2014 resulting in the abatement of penalties and interest.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        A summary of the components of deferred tax assets and liabilities is as follows:

	December 31, 2014			December 31, 2015
	Total	Current	Non-Current	Total	Current	Non-Current
	(in thousands)
Deferred tax assets
Allowance for doubtful accounts	$701	$701	$—	$9,153	$9,153	$—
Compensation and benefit related accruals	49,373	38,722	10,651	61,111	50,303	10,808
Professional malpractice liability insurance	17,934	4,732	13,202	19,654	4,642	15,012
Restructuring reserve	333	333	—	—	—	—
Deferred revenue	(829)	(829)	—	(1,009)	(1,009)	—
State net operating loss carryforwards	21,555	436	21,119	21,591	445	21,146
Other	552	552	—	1,273	357	916
Stock options	5,336	—	5,336	6,061	—	6,061
Equity investments	3,475	—	3,475	3,939	—	3,939
Uncertain tax positions	1,632	—	1,632	641	—	641

Total deferred tax assets	100,062	44,647	55,415	122,414	63,891	58,523
Deferred tax liabilities
Deferred income	(31,190)	(25,651)	(5,539)	(31,375)	(27,221)	(4,154)
Investment in unconsolidated affiliates	(3,659)	—	(3,659)	(4,302)	—	(4,302)
Other	(1,587)	(1,093)	(494)	(8,444)	(6,072)	(2,372)
Depreciation and amortization	(147,197)	—	(147,197)	(260,724)	—	(260,724)

Total deferred tax liabilities	(183,633)	(26,744)	(156,889)	(304,845)	(33,293)	(271,552)
Net deferred taxes before valuation allowance	(83,571)	17,903	(101,474)	(182,431)	30,598	(213,029)
Valuation allowance	(9,641)	(1,912)	(7,729)	(7,586)	(1,910)	(5,676)

Net deferred taxes	$(93,212)	$15,991	$(109,203)	$(190,017)	$28,688	$(218,705)

        The valuation allowance as of December 31, 2015 is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The state net deferred tax assets have a full valuation allowance recorded for entities that have a cumulative history of pre-tax losses (current year in addition to the two prior years). The net deferred tax liabilities at December 31, 2014 and 2015 of approximately $93.2 million and $190.0 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed the required assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, generation of income from the turning of existing deferred tax liabilities and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

Company's assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.

        The total state net operating losses are approximately $465.6 million. State net operating loss carry forwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2016	$6,479	$5,891
2017	10,818	9,828
2018	7,319	4,574
2019	7,948	7,927
Thereafter through 2035	433,068	333,817

Reserves for Uncertain Tax Positions:

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when it is believed that certain positions might be challenged despite the Company's belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that have resulted from resolution of the tax position or expirations of statutes of limitations.

        The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies—January 1, 2013	$13,890
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,299)
Additions for existing tax positions taken	435

Gross tax contingencies—December 31, 2013	12,026
Reductions for tax positions taken in prior periods due primarily to statute expiration	(1,632)
Additions for existing tax positions taken	273

Gross tax contingencies—December 31, 2014	10,667
Reductions for tax positions taken in prior periods due primarily to statute expiration	(3,309)
Reductions for settlements with taxing authorities	(770)
Additions for existing tax positions taken	373
Reductions for existing tax positions taken	(1,395)

Gross tax contingencies—December 31, 2015	$5,566

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Income Taxes (Continued)

        As of December 31, 2014 and 2015, the Company had $10.7 million and $5.6 million of unrecognized tax benefits, respectively, all of which, if fully recognized, would affect the Company's effective income tax rate.

        As of December 31, 2015, approximately $2.6 million of gross unrecognized tax benefits, including interest, will be eligible for release in the next 12 months due to the expiration of statutes of limitations. The Company's policy is to include interest related to income taxes in income tax expense. As of December 31, 2014 and December 31, 2015, the Company has accrued interest related to income taxes of $1.9 million and $0.6 million, net of federal income taxes, respectively. Interest recognized for each of the years ended December 31, 2013, 2014 and 2015 was $0.5 million, $0.5 million, and $0.3 million, net of federal income tax benefits, respectively.

        The federal statute of limitations remains open for tax years 2013 through 2015.

        State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of any federal income tax changes remains subject to examination for a period of up to one year after formal notification to the states. Currently, the Company has one state income tax return under examination.

10. Retirement Savings Plan

        Select sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as HCE's (highly compensated employees) may contribute up to 30% of their salary; HCE's may contribute up to 7% of their salary. The plan provides a discretionary company match which is determined annually. Currently, Select matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee's hire date. The expense incurred by Select related to this plan was $8.7 million, $9.3 million and $10.0 million during the years ended December 31, 2013, 2014 and 2015, respectively.

        Concentra sponsored a separate defined contribution retirement savings plan and incurred expenses related to this plan of $8.8 million for the period June 1, 2015 through December 31, 2015. Beginning in January 2016, Concentra's employees will participate in the defined contribution retirement savings plan sponsored by Select.

11. Segment Information

        The Company's reportable segments consist of: (i) specialty hospitals, (ii) outpatient rehabilitation, and (iii) Concentra. Other activities include the Company's corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, equity in earnings (losses) of unconsolidated subsidiaries, and gain on sale of equity investment.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Segment Information (Continued)

        The following tables summarize selected financial data for the Company's reportable segments. The segment results of Holdings are identical to those of Select.

	Year Ended December 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Net revenue	$2,198,121	$777,177		$350	$2,975,648
Adjusted EBITDA	353,843	90,313		(71,295)	372,861
Total assets(1):	2,205,921	512,539		99,162	2,817,622
Capital expenditures	56,523	14,113		3,024	73,660

	Year Ended December 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Net revenue	$2,244,899	$819,397		$721	$3,065,017
Adjusted EBITDA	341,787	97,584		(75,499)	363,872
Total assets(1):	2,279,665	532,685		112,459	2,924,809
Capital expenditures	77,742	12,506		4,998	95,246

	Year Ended December 31, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Net revenue	$2,346,781	$810,009	$585,222	$724	$3,742,736
Adjusted EBITDA	327,623	98,220	48,301	(74,979)	399,165
Total assets(1):	2,425,113	548,242	1,331,837	121,474	4,426,666
Capital expenditures	126,014	17,768	26,771	12,089	182,642

        A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Year Ended December 31, 2013
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other
	(in thousands)
Adjusted EBITDA	$353,843	$90,313		$(71,295)
Depreciation and amortization	(48,621)	(12,024)		(3,747)
Stock compensation expense	—	—		(7,033)

				Holdings	Select
Income (loss) from operations	$305,222	$78,289	$(82,075)	$301,436	$301,436
Loss on early retirement of debt				(18,747)	(17,788)
Equity in earnings of unconsolidated subsidiaries				2,476	2,476
Interest expense				(87,364)	(84,954)

Income before income taxes				$197,801	$201,170

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Segment Information (Continued)

	Year Ended December 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other
	(in thousands)
Adjusted EBITDA	$341,787	$97,584		$(75,499)
Depreciation and amortization	(51,786)	(12,845)		(3,723)
Stock compensation expense	—	—		(11,042)

				Holdings	Select
Income (loss) from operations	$290,001	$84,739	$(90,264)	$284,476	$284,476
Loss on early retirement of debt				(2,277)	(2,277)
Equity in earnings of unconsolidated subsidiaries				7,044	7,044
Interest expense				(85,446)	(85,446)

Income before income taxes				$203,797	$203,797

	Year Ended December 31, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other
	(in thousands)
Adjusted EBITDA	$327,623	$98,220	$48,301	$(74,979)
Depreciation and amortization	(53,992)	(13,053)	(33,644)	(4,292)
Stock compensation expense	—	—	(1,016)	(13,663)
Concentra acquisition costs	—	—	(4,715)	—

					Holdings	Select
Income (loss) from operations	$273,631	$85,167	$8,926	$(92,934)	$274,790	$274,790
Gain on sale of equity investment					29,647	29,647
Equity in earnings of unconsolidated subsidiaries					16,811	16,811
Interest expense					(112,816)	(112,816)

Income before income taxes					$208,432	$208,432

(1)
The specialty hospitals segment includes $2.7 million in real estate assets held for sale on December 31, 2013, 2014 and 2015.

(2)
The selected financial data for the Company's Concentra segment for the periods presented begins as of June 1, 2015, which is the date the Concentra acquisition was consummated.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income per Share

        The Company applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. Under the two class method:

  (a)
  Net income attributable to Select Medical Holdings Corporation is reduced by any contractual amount of dividends in the current period for each class of stock. There were no contractual dividends for the years ended December 31, 2013, 2014 and 2015.

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

        The following table sets forth for the periods indicated the calculation of income per share in the Company's consolidated statement of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Year Ended December 31,
	2013	2014	2015
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$114,390	$120,627	$130,736
Less: Earnings allocated to unvested restricted stockholders	2,450	3,337	3,830

Net income available to common stockholders	$111,940	$117,290	$126,906

Denominator:
Weighted average shares—basic	136,879	129,026	127,478
Effect of dilutive securities:
Stock options	168	439	274

Weighted average shares—diluted	137,047	129,465	127,752

Basic income per common share:	$0.82	$0.91	$1.00
Diluted income per common share:	$0.82	$0.91	$0.99

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income per Share (Continued)

        The following amounts are shown here for informational and comparative purposes only since their inclusion would be anti-dilutive:

	For the Year Ended December 31,
	2013	2014	2015
	(in thousands)
Stock options	1,474	6	—

13. Fair Value

        Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

        The carrying value of the Select credit facilities was $836.0 million and $1,045.5 million at December 31, 2014 and 2015, respectively. The fair value of the Select credit facilities was $816.6 million and $1,023.6 million at December 31, 2014 and 2015, respectively. The fair value of the Select credit facilities was based on quoted market prices for this debt in the syndicated loan market.

        The carrying value of Select's 6.375% senior notes was $711.5 million and $711.2 million at December 31, 2014 and 2015, respectively. The fair value of Select's 6.375% senior notes was $722.4 million and $623.9 million at December 31, 2014 and 2015, respectively. The fair value of this debt was based on quoted market prices.

        The carrying value of the Concentra credit facilities was $649.9 million at December 31, 2015. The fair value of the Concentra credit facilities was $645.4 million at December 31, 2015. The fair value of the Concentra credit facilities was based on quoted market prices for this debt in the syndicated loan market.

        The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active.

14. Related Party Transactions

        The Company rents its corporate office space from related parties affiliated through common ownership or management. The Company made payments for office rent, leasehold improvements and miscellaneous expenses aggregating $4.2 million, $4.4 million and $4.7 million for the years ended December 31, 2013, 2014 and 2015, respectively, to the affiliated companies.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Related Party Transactions (Continued)

        As of December 31, 2015, future rental commitments under outstanding agreements with the affiliated companies are approximately as follows (in thousands):

2016	$4,174
2017	4,221
2018	4,318
2019	4,421
2020	4,526
Thereafter	9,385

$31,045

        During the year ended December 31, 2014, common shares were repurchased from Welsh, Carson, Anderson & Stowe IX, L.P. and WCAS Capital Partners IV, L.P. pursuant to stock purchase agreements dated February 26, 2014 and May 5, 2014. Two of the Company's directors are affiliated with these entities (Note 7).

        The Company provides contracted services, principally employee leasing services and charges management fees to related parties affiliated through its equity investments. Net operating revenues generated from the provision of contracted services and management fees to related parties through equity investments are as follows:

	For the Year Ended December 31,
	2013	2014	2015
	(in thousands)
BIR JV, LLP	$96,465	$101,385	$112,273
Rehabilitation Institute of Denton, LLC	7,163	8,337	9,560
OHRH, LLC	2,069	8,280	10,010
Global Rehab—Scottsdale, LLC	4,129	10,747	12,155
Other	310	518	2,035

Total	$110,136	$129,267	$146,033

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies

Leases

        The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future lease obligations on long-term non-cancelable operating leases in effect at December 31, 2015 are approximately as follows (in thousands):

	Select	Concentra	Total
	(in thousands)
2016	$145,185	$59,845	$205,030
2017	122,606	53,518	176,124
2018	99,873	44,688	144,561
2019	79,002	36,485	115,487
2020	61,462	30,098	91,560
Thereafter	348,222	61,501	409,723

	$856,350	$286,135	$1,142,485

        Total rent expense for operating leases, including cancelable leases, for the years ended December 31, 2013, 2014 and 2015 was $164.6 million, $169.1 million, and $212.9 million (including $34. 9 million for Concentra), respectively.

        Property rent expense to unrelated parties for the years ended December 31, 2013, 2014 and 2015 was $119.5 million, $124.4 million, and $163.4 million (including $32.9 million for Concentra), respectively.

Construction Commitments

        At December 31, 2015, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company's long term acute care properties and inpatient rehabilitation facilities, and Concentra facilities totaling approximately $15.7 million.

Other

        A subsidiary of the Company has entered into a naming, promotional and sponsorship agreement with an NFL team for the team's headquarters complex that requires a payment of $3.1 million in 2016. Each successive annual payment increases by 2.3% through 2025. The naming, promotional and sponsorship agreement is in effect until 2025.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

        To address claims arising out of the Company's operations, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company's other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company's opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

        On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC ("SSH-Evansville"), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the U.S. Department of Justice notified the court of its decision not to intervene in the case, and the court thereafter approved a case management plan imposing certain deadlines. The plaintiff-relators filed a Second Amended Complaint in October 2015, and defendants filed a Motion to Dismiss such Complaint in December 2015. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

        On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. ("SSH-Knoxville"), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the Court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015. The defendants filed a Motion to Dismiss such Complaint in November 2015. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

16. Supplemental Disclosures of Cash Flow Information

        The following table summarizes non cash investing and financing activities for both Holdings and Select at December 31, 2013, 2014, and 2015:

	For the Year Ended December 31,
	2013	2014	2015
	(in thousands)
Notes issued with acquisitions	$3,283	$327	$12
Liabilities assumed with acquisitions	885	122	298
Contingent consideration related to acquisitions	100	—	—
Liability for property and equipment	—	14,230	36,744
Notes issued to acquire non-consolidating interest	3,399	—	—

17. Subsequent Events

        On January 25, 2016, Select announced that it has entered into an Agreement and Plan of Merger, dated as of January 22, 2016 with Grip Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Select, Physiotherapy Associates Holdings, Inc., a Delaware corporation ("Physiotherapy"), and KHR Physio, LLC, a Delaware limited liability company, solely in its capacity as the Holder Representative (as defined in the merger agreement). Pursuant to the terms of the merger agreement, Select will acquire Physiotherapy for $400.0 million in cash, subject to certain adjustments in accordance with the terms set forth in the merger agreement, through the merger of Grip Merger Sub, Inc. with and into Physiotherapy, with Physiotherapy continuing as the surviving corporation under its present name as a wholly owned subsidiary of Select.

        Select expects to finance the transaction and related expenses using a combination of cash on hand and the proceeds from a proposed $400.0 million senior secured incremental term facility under its existing credit facility, for which JP Morgan Chase, N.A. has provided Select with a debt commitment letter. Should the merger agreement be terminated by Physiotherapy under specified conditions, including circumstances where Select is required to close the transaction under the merger agreement and there is a failure of the debt financing to be funded in accordance with its terms, a reverse termination fee of $24.0 million would be payable by Select to Physiotherapy. The transaction, which is expected to close in the first half of 2016, is subject to a number of closing conditions.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes

        Select's 6.375% senior notes are fully and unconditionally guaranteed, except for customary limitations, on a senior basis by all of Select's wholly owned subsidiaries (the "Subsidiary Guarantors") which is defined as a subsidiary where Select or a subsidiary of Select holds all of the outstanding ownership interests. Certain of Select's subsidiaries did not guarantee the 6.375% senior notes (the "Non-Guarantor Subsidiaries," including Group Holdings and its subsidiaries, which were designated as Non-Guarantor subsidiaries by Select's board of directors at the closing of the Concentra acquisition, the "Non-Guarantor Concentra").

        Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2014 and 2015 and for the years ended December 31, 2013, 2014 and 2015.

        Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra

        During the year ended December 31, 2014, the Company purchased the remaining outstanding non-controlling interest in a specialty hospital business changing the entity from a non-guarantor subsidiary to a guarantor subsidiary. The year ended and as of December 31, 2013 has been retrospectively revised based on the guarantor structure that existed at December 31, 2014.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2015

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,070	$3,706	$625	$6,034	$—		$14,435
Accounts receivable, net	—	419,382	68,504	115,672	—		603,558
Current deferred tax asset	11,556	6,708	4,786	5,638	—		28,688
Intercompany receivables	—	1,970,477	137,512	—	(2,107,989)	(a)	—
Prepaid income taxes	7,979	—	—	8,715	—		16,694
Other current assets	10,521	34,859	5,759	34,640	—		85,779

Total Current Assets	34,126	2,435,132	217,186	170,699	(2,107,989)		749,154
Property and equipment, net	38,872	548,809	61,137	215,306	—		864,124
Investment in affiliates	4,107,930	75,027	—	—	(4,182,957)	(b)(c)	—
Goodwill	—	1,663,974	—	650,650	—		2,314,624
Non-current deferred tax asset	12,297	—	—	—	(12,297)	(d)	—
Other identifiable intangibles	—	72,776	—	245,899	—		318,675
Other assets	21,623	108,524	659	49,283	—		180,089

Total Assets	$4,214,848	$4,904,242	$278,982	$1,331,837	$(6,303,243)		$4,426,666

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$28,615	$—	$—	$—	$—		$28,615
Current portion of long-term debt and notes payable	227,180	197	939	5,254	—		233,570
Accounts payable	10,445	101,156	16,997	8,811	—		137,409
Intercompany payables	1,970,477	137,512	—	—	(2,107,989)	(a)	—
Accrued payroll	22,970	66,892	3,932	27,195	—		120,989
Accrued vacation	6,406	50,194	9,423	7,954	—		73,977
Accrued interest	6,315	3	—	3,083	—		9,401
Accrued other	38,883	42,939	9,866	42,040	—		133,728

Total Current Liabilities	2,311,291	398,893	41,157	94,337	(2,107,989)		737,689
Long-term debt, net of current portion	997,114	452,417	90,860	649,923	—		2,190,314
Non-current deferred tax liability	—	113,977	9,656	107,369	(12,297)	(d)	218,705
Other non-current liabilities	47,190	41,904	4,798	39,328	—		133,220

Total Liabilities	3,355,595	1,007,191	146,471	890,957	(2,120,286)		3,279,928
Redeemable non-controlling interests	—	—	12,094	226,127	—		238,221
Stockholder's Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	904,375	—	—	—	—		904,375
Retained earnings (accumulated deficit)	(45,122)	1,187,022	(1,006)	(6,120)	(1,179,896)	(c)	(45,122)
Subsidiary investment	—	2,710,029	75,097	217,935	(3,003,061)	(b)	—

Total Select Medical Corporation Stockholder's Equity	859,253	3,897,051	74,091	211,815	(4,182,957)		859,253
Non-controlling interests	—	—	46,326	2,938	—		49,264

Total Equity	859,253	3,897,051	120,417	214,753	(4,182,957)		908,517

Total Liabilities and Equity	$4,214,848	$4,904,242	$278,982	$1,331,837	$(6,303,243)		$4,426,666

(a)
Elimination of intercompany.

(b)
Elimination of investments in consolidated subsidiaries.

(c)
Elimination of investments in consolidated subsidiaries' earnings.

(d)
Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations	Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$724	$2,673,987	$482,803	$585,222	$—	$3,742,736

Costs and expenses:
Cost of services	2,029	2,266,647	414,518	528,347	—	3,211,541
General and administrative	88,227	(890)	—	4,715	—	92,052
Bad debt expense	—	40,541	9,240	9,591	—	59,372
Depreciation and amortization	4,292	56,447	10,598	33,644	—	104,981

Total costs and expenses	94,548	2,362,745	434,356	576,297	—	3,467,946

Income (loss) from operations	(93,824)	311,242	48,447	8,925	—	274,790
Other income and expense:
Intercompany interest and royalty fees	(1,417)	1,387	30	—	—	—
Intercompany management fees	143,939	(119,388)	(24,551)	—	—	—
Gain on sale of equity investment	—	29,647	—	—	—	29,647
Equity in earnings of unconsolidated subsidiaries	—	16,719	92	—	—	16,811
Interest expense	(58,350)	(24,250)	(6,154)	(24,062)	—	(112,816)

Income (loss) from operations before income taxes	(9,652)	215,357	17,864	(15,137)	—	208,432
Income tax expense (benefit)	(7,869)	85,907	(470)	(5,132)	—	72,436
Equity in earnings of subsidiaries	132,520	9,117	—	—	(141,637) (a)	—

Net income	130,737	138,567	18,334	(10,005)	(141,637)	135,996
Less: Net income attributable to non-controlling interests	—	—	9,144	(3,884)	—	5,260

Net income (loss) attributable to Select Medical Corporation	$130,737	$138,567	$9,190	$(6,121)	$(141,637)	$130,736

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Non- Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$130,737	$138,567	$18,334	$(10,005)	$(141,637)	(a)	$135,996
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	13,870	99	—	—		13,969
Depreciation and amortization	4,292	56,447	10,598	33,644	—		104,981
Provision for bad debts	—	40,541	9,240	9,591	—		59,372
Equity in earnings of unconsolidated subsidiaries	—	(16,719)	(92)	—	—		(16,811)
Loss (gain) on sale of assets and businesses	—	(1,128)	16	14	—		(1,098)
Gain on sale of equity investment	—	(29,647)	—	—	—		(29,647)
Stock compensation expense	13,969	—	—	1,016	—		14,985
Amortization of debt discount and issuance costs	7,404	—	—	2,139	—		9,543
Deferred income taxes	(3,484)	—	—	1,426	—		(2,058)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(132,520)	(9,117)	—	—	141,637	(a)	—
Accounts receivable	—	(83,142)	(10,255)	825	—		(92,572)
Other current assets	(2,661)	(2,236)	(396)	2,790	—		(2,503)
Other assets	10,840	(6,415)	288	—	—		4,713
Accounts payable	560	8,569	2,654	(9,438)	—		2,345
Accrued expenses	(1,508)	9,569	5,696	(6,557)	—		7,200

Net cash provided by operating activities	27,629	119,159	36,182	25,445	—		208,415

Investing activities
Purchases of property and equipment	(10,890)	(134,002)	(10,979)	(26,771)	—		(182,642)
Proceeds from sale of assets	—	1,742	24	1	—		1,767
Investment in businesses	—	(2,347)	—	—	—		(2,347)
Proceeds from sale of equity method investment	—	33,096	—	—	—		33,096
Acquisition of businesses, net of cash acquired	—	—	(8,832)	(1,052,796)	—		(1,061,628)

Net cash used in investing activities	(10,890)	(101,511)	(19,787)	(1,079,566)	—		(1,211,754)

Financing activities
Borrowings on revolving facilities	1,115,000	—	—	20,000	—		1,135,000
Payments on revolving facilities	(880,000)	—	—	(15,000)	—		(895,000)
Proceeds from term loans, net of discounts	—	—	—	646,875	—		646,875
Payments on term loans	(26,884)	—	—	(2,250)	—		(29,134)
Borrowings of other debt	8,684	—	1,681	3,009	—		13,374
Principal payments on other debt	(11,923)	(2,736)	(1,513)	(1,964)	—		(18,136)
Debt issuance costs	—	—	—	(23,300)	—		(23,300)
Proceeds from bank overdrafts	6,869	—	—	—	—		6,869
Equity investment by Holdings	1,649	—	—	—	—		1,649
Dividends paid to Holdings	(28,956)	—	—	—	—		(28,956)
Intercompany	(199,024)	(13,660)	(5,251)	217,935	—		—
Purchase of non-controlling interests	—	—	(1,095)	—	—		(1,095)
Proceeds from issuance of non-controlling interests	—	—	—	217,065	—		217,065
Tax benefit from stock based awards	1,846	—	—	—	—		1,846
Distributions to non-controlling interests	—	—	(10,422)	(2,215)	—		(12,637)

Net cash provided by (used in) financing activities	(12,739)	(16,396)	(16,600)	1,060,155	—		1,014,420

Net increase (decrease) in cash and cash equivalents	4,000	1,252	(205)	6,034	—		11,081
Cash and cash equivalents at beginning of period	70	2,454	830	—	—		3,354

Cash and cash equivalents at end of period	$4,070	$3,706	$625	$6,034	$—		$14,435

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2014

	Select (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$70	$2,454	$830	$—		$3,354
Accounts receivable, net	—	376,780	67,489	—		444,269
Current deferred tax asset	10,186	2,458	3,347	—		15,991
Prepaid income taxes	17,888	—	—	—		17,888
Intercompany receivables	—	1,728,708	106,509	(1,835,217	)(a)	—
Other current assets	7,860	32,919	5,363	—		46,142

Total Current Assets	36,004	2,143,319	183,538	(1,835,217)		527,644
Property and equipment, net	17,521	468,138	56,651	—		542,310
Investment in affiliates	3,741,085	67,575	—	(3,808,660)	(b)(c)	—
Goodwill	—	1,642,083	—	—		1,642,083
Non-current deferred tax asset	11,230	—	—	(11,230)	(d)	—
Other identifiable intangibles	—	72,519	—	—		72,519
Other assets	32,463	106,843	947	—		140,253

Total Assets	$3,838,303	$4,500,477	$241,136	$(5,655,107)		$2,924,809

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$21,746	$—	$—	$—		$21,746
Current portion of long-term debt and notes payable	8,496	1,844	534	—		10,874
Accounts payable	9,885	84,304	14,343	—		108,532
Intercompany payables	1,835,217	—	—	(1,835,217	)(a)	—
Accrued payroll	17,410	76,670	3,010	—		97,090
Accrued vacation	5,070	49,315	8,747	—		63,132
Accrued interest	10,596	76	2	—		10,674
Accrued other	39,801	36,874	5,701	—		82,376

Total Current Liabilities	1,948,221	249,083	32,337	(1,835,217)		394,424
Long-term debt, net of current portion	1,098,151	364,794	79,157	—		1,542,102
Non-current deferred tax liability	—	112,013	8,420	(11,230)	(d)	109,203
Other non-current liabilities	52,416	35,576	4,863	—		92,855

Total Liabilities	3,098,788	761,466	124,777	(1,846,447)		2,138,584
Redeemable non-controlling interests	—	—	10,985	—		10,985
Stockholder's Equity:
Common stock	0	—	—	—		0
Capital in excess of par	885,407	—	—	—		885,407
Retained earnings (accumulated deficit)	(145,892)	1,048,455	8,366	(1,056,821)	(c)	(145,892)
Subsidiary investment	—	2,690,556	61,283	(2,751,839)	(b)	—

Total Select Medical Corporation Stockholder's Equity	739,515	3,739,011	69,649	(3,808,660)		739,515
Non-controlling interests	—	—	35,725	—		35,725

Total Equity	739,515	3,739,011	105,374	(3,808,660)		775,240

Total Liabilities and Equity	$3,838,303	$4,500,477	$241,136	$(5,655,107)		$2,924,809

(a)
Elimination of intercompany.

(b)
Elimination of investments in consolidated subsidiaries.

(c)
Elimination of investments in consolidated subsidiaries' earnings.

(d)
Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$721	$2,634,480	$429,816	$—		$3,065,017

Costs and expenses:
Cost of services	2,015	2,209,724	370,601	—		2,582,340
General and administrative	86,311	(1,064)	—	—		85,247
Bad debt expense	—	38,052	6,548	—		44,600
Depreciation and amortization	3,723	54,876	9,755	—		68,354

Total costs and expenses	92,049	2,301,588	386,904	—		2,780,541

Income (loss) from operations	(91,328)	332,892	42,912	—		284,476
Other income and expense:
Intercompany interest and royalty fees	(1,142)	1,131	11	—		—
Intercompany management fees	142,273	(120,528)	(21,745)	—		—
Equity in earnings of unconsolidated subsidiaries	—	6,958	86	—		7,044
Loss on early retirement of debt	(2,277)	—	—	—		(2,277)
Interest expense	(57,651)	(23,367)	(4,428)	—		(85,446)

Income (loss) from operations before income taxes	(10,125)	197,086	16,836	—		203,797
Income tax expense (benefit)	(4,333)	78,748	1,207	—		75,622
Equity in earnings of subsidiaries	126,419	8,995	—	(135,414	)(a)	—

Net income	120,627	127,333	15,629	(135,414)		128,175
Less: Net income attributable to non-controlling interests	—	623	6,925	—		7,548

Net income attributable to Select Medical Corporation	$120,627	$126,710	$8,704	$(135,414)		$120,627

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$120,627	$127,333	$15,629	$(135,414	)(a)	$128,175
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	11,889	65			11,954
Depreciation and amortization	3,723	54,876	9,755	—		68,354
Provision for bad debts	—	38,052	6,548	—		44,600
Equity in earnings of unconsolidated subsidiaries	—	(6,958)	(86)	—		(7,044)
Loss on early retirement of debt	2,277	—	—	—		2,277
Gain on disposal or sale of assets	—	(1,168)	120	—		(1,048)
Stock compensation expense	11,186	—	—	—		11,186
Amortization of debt discount and issuance costs	7,553	—	—	—		7,553
Deferred income taxes	14,311	—	—	—		14,311
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(126,419)	(8,995)	—	135,414	(a)	—
Accounts receivable	—	(80,394)	(17,408)	—		(97,802)
Other current assets	1,885	(4,004)	390	—		(1,729)
Other assets	2,811	(2,566)	(348)	—		(103)
Accounts payable	3,136	2,440	421	—		5,997
Accrued expenses	(6,353)	(9,407)	(279)	—		(16,039)

Net cash provided by operating activities	34,737	121,098	14,807	—		170,642

Investing activities
Purchases of property and equipment	(4,674)	(79,600)	(10,972)	—		(95,246)
Investment in businesses	—	(4,634)	—	—		(4,634)
Acquisition of businesses, net of cash acquired	—	(397)	(814)	—		(1,211)

Net cash used in investing activities	(4,674)	(84,631)	(11,786)	—		(101,091)

Financing activities
Borrowings on revolving facilities	910,000	—	—	—		910,000
Payments on revolving facilities	(870,000)	—	—	—		(870,000)
Payments on term loans	(33,994)	—	—	—		(33,994)
Issuance of 6.375% senior notes	111,650	—	—	—		111,650
Borrowings of other debt	8,151	—	925	—		9,076
Principal payments on other debt	(9,213)	(2,058)	(3,402)	—		(14,673)
Debt issuance costs	(4,434)	—	—	—		(4,434)
Proceeds from bank overdrafts	9,240	—	—	—		9,240
Purchase of non-controlling interests	—	(9,961)	—	—		(9,961)
Equity investment by Holdings	7,355	—	—	—		7,355
Dividends paid to Holdings	(184,100)	—	—	—		(184,100)
Intercompany	22,162	(25,092)	2,930	—		—
Proceeds from issuance of non-controlling interests	—	—	185	—		185
Tax benefit from stock based awards	3,119	—	—	—		3,119
Distributions to non-controlling interests	—	—	(3,979)	—		(3,979)

Net cash used in financing activities	(30,064)	(37,111)	(3,341)	—		(70,516)

Net decrease in cash and cash equivalents	(1)	(644)	(320)	—		(965)
Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319

Cash and cash equivalents at end of period	$70	$2,454	$830	$—		$3,354

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2013

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net operating revenues	$350	$2,576,906	$398,392	$—	$2,975,648

Costs and expenses:
Cost of services	1,757	2,155,370	338,349	—	2,495,476
General and administrative	76,709	212	—	—	76,921
Bad debt expense	—	31,173	6,250	—	37,423
Depreciation and amortization	3,746	51,825	8,821	—	64,392

Total costs and expenses	82,212	2,238,580	353,420	—	2,674,212

Income (loss) from operations	(81,862)	338,326	44,972	—	301,436
Other income and expense:
Intercompany interest and royalty fees	(1,326)	836	490	—	—
Intercompany management fees	144,447	(125,357)	(19,090)	—	—
Equity in earnings of unconsolidated subsidiaries	—	2,384	92	—	2,476
Loss on early retirement of debt	(17,788)	—	—	—	(17,788)
Interest expense	(58,100)	(22,916)	(3,938)	—	(84,954)

Income (loss) from operations before income taxes	(14,629)	193,273	22,526	—	201,170
Income tax expense (benefit)	(1,238)	76,837	372	—	75,971
Equity in earnings of subsidiaries	129,971	14,561	—	(144,532) (a)	—

Net income	116,580	130,997	22,154	(144,532)	125,199
Less: Net income attributable to non-controlling interests	—	995	7,624	—	8,619

Net income attributable to Select Medical Corporation	$116,580	$130,002	$14,530	$(144,532)	$116,580

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2013

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Operating activities
Net income	$116,580	$130,997	$22,154	$(144,532)	(a)	$125,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,746	51,825	8,821	—		64,392
Provision for bad debts	—	31,173	6,250	—		37,423
Equity in earnings of unconsolidated subsidiaires	—	(2,384)	(92)	—		(2,476)
Loss on early retirement of debt	17,788	—	—	—		17,788
Gain on disposal or sale of assets	—	(463)	(118)	—		(581)
Stock compensation expense	7,033	—	—	—		7,033
Amortization of debt discount and issuance costs	8,344	—	—	—		8,344
Deferred income taxes	7,032	—	—	—		7,032
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(129,971)	(14,561)	—	144,532	(a)	—
Accounts receivable	—	(60,460)	(6,685)	—		(67,145)
Other current assets	(4,145)	(5,849)	1,827	—		(8,167)
Other assets	(6,594)	3,026	84	—		(3,484)
Accounts payable	2,075	(3,746)	388	—		(1,283)
Due to third-party payors	—	3,067	(4,108)	—		(1,041)
Accrued expenses	(4,929)	20,843	(846)	—		15,068

Net cash provided by operating activities	16,959	153,468	27,675	—		198,102

Investing activities
Purchases of property and equipment	(3,024)	(60,532)	(10,104)	—		(73,660)
Investment in businesses, net of distributions	—	(34,893)	—	—		(34,893)
Acquisition of businesses, net of cash acquired	—	(1,665)	—	—		(1,665)
Proceeds from sale of assets	—	2,456	456	—		2,912

Net cash used in investing activities	(3,024)	(94,634)	(9,648)	—		(107,306)

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows (Continued)
For the Year Ended December 31, 2013

	Select Medical Corporation (Parent Company Only)	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Financing activities
Borrowings on revolving facilities	690,000	—	—	—	690,000
Payments on revolving facilities	(800,000)	—	—	—	(800,000)
Borrowings on term loans, net of discount	298,500	—	—	—	298,500
Payments on term loans	(596,720)	—	—	—	(596,720)
Issuance of 6.375% senior notes	600,000	—	—	—	600,000
Repurchase of 7 5/8% senior subordinated notes, net of premiums	(70,000)	—	—	—	(70,000)
Borrowings of other debt	8,923	5,303	1,084	—	15,310
Principal payments on other debt	(7,752)	(873)	(2,209)	—	(10,834)
Debt issuance costs	(18,914)	—	—	—	(18,914)
Repayments of bank overdrafts	(5,330)	—	—	—	(5,330)
Equity investment by Holdings	1,525	—	—	—	1,525
Dividends paid to Holdings	(226,621)	—	—	—	(226,621)
Intercompany	77,455	(63,900)	(13,555)	—	—
Distributions to non-controlling interests	—	—	(3,537)	—	(3,537)

Net cash used in financing activities	(48,934)	(59,470)	(18,217)	—	(126,621)

Net decrease in cash and cash equivalents	(34,999)	(636)	(190)	—	(35,825)
Cash and cash equivalents at beginning of period	35,070	3,734	1,340	—	40,144

Cash and cash equivalents at end of period	$71	$3,098	$1,150	$—	$4,319

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. Selected Quarterly Financial Data (Unaudited)

        The table below sets forth selected unaudited financial data for each quarter of the last two years.

	Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2014
Net operating revenues	$762,578	$772,762	$758,069	$771,608
Income from operations	78,444	82,193	66,017	57,822
Net income attributable to Select Medical Holdings Corporation	$33,044	$35,341	$26,530	$25,712
Income per common share(1):
Basic	$0.24	$0.27	$0.20	$0.20
Diluted	$0.24	$0.27	$0.20	$0.20

	Select
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2014
Net operating revenues	$762,578	$772,762	$758,069	$771,608
Income from operations	78,444	82,193	66,017	57,822
Net income attributable to Select Medical Corporation	$33,044	$35,341	$26,530	$25,712

	Holdings
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2015
Net operating revenues	$795,343	$887,065	$1,021,123	$1,039,205
Income from operations	79,265	85,011	48,214	62,300
Net income attributable to Select Medical Holdings Corporation	$35,063	$36,940	$29,406	$29,327
Income per common share(1):
Basic	$0.27	$0.28	$0.22	$0.22
Diluted	$0.27	$0.28	$0.22	$0.22

	Select
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
Year ended December 31, 2015
Net operating revenues	$795,343	$887,065	$1,021,123	$1,039,205
Income from operations	79,265	85,011	48,214	62,300
Net income attributable to Select Medical Corporation	$35,063	$36,940	$29,406	$29,327

(1)
Due to rounding, the summation of quarterly Income per share balances may not equal year to date equivalents.

        The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2016, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation
Select Medical Corporation

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2015	$46,425	$59,372	$(44,664)	$61,133
Year ended December 31, 2014	$40,815	$44,600	$(38,990)	$46,425
Year ended December 31, 2013	$41,854	$37,423	$(38,462)	$40,815
Income Tax Valuation Allowance
Year ended December 31, 2015	$9,641	$(2,055)	$—	$7,586
Year ended December 31, 2014	$10,547	$(906)	$—	$9,641
Year ended December 31, 2013	$13,341	$(2,794)	$—	$10,547

(1)
Allowance for doubtful accounts deductions represent write-offs against the reserve for 2013, 2014 and 2015.