Form 10-Q
period 2016-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2016-05-05
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

YES ☐    NO ☒

As of March 31, 2016, Select Medical Holdings Corporation had outstanding 131,250,374 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	March 31,	December 31,	March 31,
	2015	2016	2015	2016

ASSETS
Current Assets:
Cash and cash equivalents	$14,435	$85,408	$14,435	$85,408
Accounts receivable, net of allowance for doubtful accounts of $61,133 and $55,709 at 2015 and 2016, respectively	603,558	626,375	603,558	626,375
Current deferred tax asset	28,688	45,817	28,688	45,817
Prepaid income taxes	16,694	—	16,694	—
Other current assets	85,779	86,423	85,779	86,423
Total Current Assets	749,154	844,023	749,154	844,023

Property and equipment, net	864,124	872,543	864,124	872,543
Goodwill	2,314,624	2,675,522	2,314,624	2,675,522
Other identifiable intangibles, net	318,675	318,174	318,675	318,174
Other assets	142,101	137,707	142,101	137,707

Total Assets	$4,388,678	$4,847,969	$4,388,678	$4,847,969

Current Liabilities:
Bank overdrafts	$28,615	$—	$28,615	$—
Current portion of long-term debt and notes payable	225,166	8,296	225,166	8,296
Accounts payable	137,409	122,279	137,409	122,279
Accrued payroll	120,989	128,553	120,989	128,553
Accrued vacation	73,977	79,783	73,977	79,783
Accrued interest	9,401	23,453	9,401	23,453
Accrued other	133,728	149,993	133,728	149,993
Income taxes payable	—	2,848	—	2,848
Total Current Liabilities	729,285	515,205	729,285	515,205

Long-term debt, net of current portion	2,160,730	2,773,450	2,160,730	2,773,450
Non-current deferred tax liability	218,705	213,923	218,705	213,923
Other non-current liabilities	133,220	136,046	133,220	136,046

Total Liabilities	3,241,940	3,638,624	3,241,940	3,638,624

Commitments and contingencies (Note 11)

Redeemable non-controlling interests	238,221	239,627	238,221	239,627

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 131,282,798 and 131,250,374 shares issued and outstanding at 2015 and 2016, respectively	131	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	424,506	428,294	904,375	908,163
Retained earnings (accumulated deficit)	434,616	489,518	(45,122)	9,780
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	859,253	917,943	859,253	917,943
Non-controlling interest	49,264	51,775	49,264	51,775
Total Equity	908,517	969,718	908,517	969,718

Total Liabilities and Equity	$4,388,678	$4,847,969	$4,388,678	$4,847,969

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2016	2015	2016

Net operating revenues	$795,343	$1,088,330	$795,343	$1,088,330

Costs and expenses:
Cost of services	664,385	922,262	664,385	922,262
General and administrative	21,675	28,268	21,675	28,268
Bad debt expense	12,670	16,397	12,670	16,397
Depreciation and amortization	17,348	34,517	17,348	34,517
Total costs and expenses	716,078	1,001,444	716,078	1,001,444

Income from operations	79,265	86,886	79,265	86,886

Other income and expense:
Loss on early retirement of debt	—	(773)	—	(773)
Equity in earnings of unconsolidated subsidiaries	2,592	4,652	2,592	4,652
Non-operating gain, net	—	25,087	—	25,087
Interest expense	(21,388)	(38,848)	(21,388)	(38,848)

Income before income taxes	60,469	77,004	60,469	77,004

Income tax expense	23,184	17,060	23,184	17,060
Net income	37,285	59,944	37,285	59,944

Less: Net income attributable to non-controlling interests	2,222	5,111	2,222	5,111

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$35,063	$54,833	$35,063	$54,833

Basic	$0.27	$0.42
Diluted	$0.27	$0.42

Dividends paid per share	$0.10	$—

Weighted average shares outstanding:
Basic	127,565	127,500
Diluted	127,872	127,581

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Non-controlling Interests
Balance at December 31, 2015		$908,517	131,283	131	424,506	434,616	49,264
Net income	$56,195	56,195				54,833	1,362
Net income - attributable to redeemable non-controlling interests	3,749
Total comprehensive income	$59,944
Issuance and vesting of restricted stock		3,773	(36)	0	3,773
Tax benefit from stock based awards		16			16
Stock option expense		11			11
Exercise of stock options		21	3	0	21
Non-controlling interests acquired in business combination		2,514					2,514
Distributions to non-controlling interests		(2,323)					(2,323)
Issuance of non-controlling interests		523					523
Purchase of redeemable non-controlling interests		320				320
Other		151			(33)	(251)	435
Balance at March 31, 2016		$969,718	131,250	$131	$428,294	$489,518	$51,775

			Select Medical Corporation Stockholders
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	Non-controlling Interests
Balance at December 31, 2015		$908,517	0	$0	$904,375	$(45,122)	$49,264
Net income	$56,195	56,195				54,833	1,362
Net income - attributable to redeemable non-controlling interests	3,749
Total comprehensive income	$59,944
Additional investment by Holdings		21			21
Contribution related to restricted stock awards and stock option issuances by Holdings		3,784			3,784
Tax benefit from stock based awards		16			16
Non-controlling interests acquired in business combination		2,514					2,514
Distributions to non-controlling interests		(2,323)					(2,323)
Issuance of non-controlling interests		523					523
Purchase of redeemable non-controlling interests		320				320
Other		151			(33)	(251)	435
Balance at March 31, 2016		$969,718	0	$0	$908,163	$9,780	$51,775

The accompanying notes are an integral part of these consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2016	2015	2016

Operating activities
Net income	$37,285	$59,944	$37,285	$59,944
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	28	8,305	28	8,305
Depreciation and amortization	17,348	34,517	17,348	34,517
Amortization of leasehold interests	—	123	—	123
Provision for bad debts	12,670	16,397	12,670	16,397
Equity in earnings of unconsolidated subsidiaries	(2,592)	(4,652)	(2,592)	(4,652)
Loss on early retirement of debt	—	773	—	773
Loss (gain) on sale of assets and business	5	(30,393)	5	(30,393)
Impairment of equity investment	—	5,339	—	5,339
Stock compensation expense	2,399	3,976	2,399	3,976
Amortization of debt discount, premium and issuance costs	1,929	3,691	1,929	3,691
Deferred income taxes	(2,471)	(3,475)	(2,471)	(3,475)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(61,810)	(39,164)	(61,810)	(39,164)
Other current assets	(5,924)	7,560	(5,924)	7,560
Other assets	1,663	(1,014)	1,663	(1,014)
Accounts payable	5,332	(21,322)	5,332	(21,322)
Accrued expenses	6,757	51,193	6,757	51,193
Income taxes	24,916	19,354	24,916	19,354
Net cash provided by operating activities	37,535	111,152	37,535	111,152

Investing activities
Purchases of property and equipment	(27,848)	(46,768)	(27,848)	(46,768)
Proceeds from sale of assets and business	—	62,600	—	62,600
Investment in businesses	(1,000)	(623)	(1,000)	(623)
Acquisition of businesses, net of cash acquired	(2,686)	(412,883)	(2,686)	(412,883)
Net cash used in investing activities	(31,534)	(397,674)	(31,534)	(397,674)

Financing activities
Borrowings on revolving facilities	215,000	190,000	215,000	190,000
Payments on revolving facilities	(175,000)	(175,000)	(175,000)	(175,000)
Payments on term loans	(26,884)	(226,962)	(26,884)	(226,962)
Borrowings on Select term loans, net of discount and debt issuance costs	—	600,127	—	600,127
Borrowings of other debt	6,582	6,727	6,582	6,727
Principal payments on other debt	(4,584)	(4,464)	(4,584)	(4,464)
Dividends paid to common stockholders	(13,129)	—	—	—
Dividends paid to Holdings	—	—	(13,129)	—
Proceeds from issuance of common stock	489	21	—	—
Equity investment by Holdings	—	—	489	21
Repayments of bank overdrafts	(2,821)	(28,615)	(2,821)	(28,615)
Tax benefit from stock based awards	5	16	5	16
Purchase of non-controlling interests	—	(1,294)	—	(1,294)
Distributions to non-controlling interests	(2,425)	(3,061)	(2,425)	(3,061)
Net cash provided by (used in) financing activities	(2,767)	357,495	(2,767)	357,495

Net increase in cash and cash equivalents	3,234	70,973	3,234	70,973

Cash and cash equivalents at beginning of period	3,354	14,435	3,354	14,435
Cash and cash equivalents at end of period	$6,588	$85,408	$6,588	$85,408

Supplemental Cash Flow Information
Cash paid for interest	$8,735	$21,544	$8,735	$21,544
Cash paid for taxes	$733	$1,209	$733	$1,209

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of March 31, 2016 and for the three month periods ended March 31, 2015 and 2016 have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The condensed consolidated financial statements of Holdings include the accounts of its wholly-owned subsidiary Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2016.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (the “ASU”) 2016-02, Leases. This ASU includes a lessee accounting model that recognizes two types of leases; finance and operating. This ASU requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than twelve months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. For short-term leases of twelve months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight-line basis over the respective lease term.

The amendments in ASU 2016-02 will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. In March of 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation, which simplifies various aspects of accounting for share-based payments to employees. The areas for simplification involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April and August 2015, the FASB issued ASU 2015-03 and ASU 2015-15, each titled Interest- Imputation of Interest, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The Company adopted the standard at the beginning of the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively conformed to reflect the adoption of the standard and approximately $38.0 million of unamortized debt issuance costs are now classified as a direct reduction of debt, rather than a component of other assets.

Reclassifications

Certain reclassifications have been made to prior-year amounts in order to conform to the current-year presentation.

3.              Acquisitions

Physiotherapy Acquisition

On January 22, 2016 Select entered into an Agreement and Plan of Merger with Grip Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Select, Physiotherapy Associates Holdings, Inc., a Delaware corporation (“Physiotherapy”), and KHR Physio, LLC, a Delaware limited liability company, solely in its capacity as the Holder Representative. On March 4, 2016, Select consummated the merger of Physiotherapy and acquired 100% of the issued and outstanding equity securities of Physiotherapy for $408.7 million, net of $12.3 million of cash acquired. Select financed the acquisition using a combination of cash on hand and proceeds from an incremental term loan facility under the Select credit facilities, as defined below (see note 7 for more details). During the three months ended March 31, 2016, $3.2 million of Physiotherapy acquisition costs were recognized in general and administrative expense.

Physiotherapy is a national provider of outpatient physical rehabilitation care offering a wide range of services, including general orthopedics, spinal care and neurological rehabilitation, as well as orthotics and prosthetics services. As of March 4, 2016, Physiotherapy operated 574 clinics.

The Physiotherapy acquisition is being accounted for under the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations. The Company has prepared a preliminary allocation of the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The Company is in the process of completing its assessment of fair values for identifiable tangible and intangible assets, and liabilities assumed; therefore, the values set forth below are subject to adjustment during the measurement period for such activities as estimating useful lives of long-lived assets and finite lived intangibles and completing assessment of fair values by obtaining appraisals. The amount of these potential adjustments could be significant. The Company expects to complete its purchase price allocation activities by December 31, 2016.

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed, in accordance with the acquisition method of accounting (in thousands):

Cash and cash equivalents	$12,340
Identifiable tangible assets, excluding cash and cash equivalents	80,887
Identifiable intangible assets	2,800
Goodwill	357,292
Total assets	453,319
Total liabilities	29,811
Acquired non-controlling interests	2,514
Net assets acquired	420,994
Less: Cash and cash equivalents acquired	(12,340)
Net cash paid	$408,654

Goodwill of $357.3 million has been preliminarily recognized in the transaction, representing the excess of the purchase price over the value of the tangible and intangible assets acquired and liabilities assumed. The factors considered in determining the goodwill that resulted from the Physiotherapy purchase price included Physiotherapy’s future earnings potential and the value of the assembled workforce. The goodwill has been allocated to the Outpatient Rehabilitation segment and is not deductible for tax purposes. However, prior to its acquisition by the Company, Physiotherapy completed certain acquisitions that resulted in goodwill with an estimated value of $8.8 million that is deductible for tax purposes, which the Company will deduct through 2030.

Due to the integrated nature of our operations, it is not practicable to separately identify net revenue and earnings of Physiotherapy on a stand-alone basis.

Concentra Acquisition

On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with Welsh, Carson, Anderson & Stowe XII, L.P., consummated the acquisition of Concentra, Inc. (“Concentra”), the indirect operating subsidiary of Concentra Group Holdings, LLC, and its subsidiaries. Pursuant to the terms of the stock purchase agreement, dated as of March 22, 2015, by and among MJ Acquisition Corporation, Concentra and Humana Inc., MJ Acquisition Corporation acquired 100% of the issued and outstanding equity securities of Concentra from Humana, Inc. for $1,047.2 million, net of $3.8 million of cash acquired.

During the fourth quarter of the year ended December 31, 2015, the Company finalized the purchase price allocation to identifiable intangible assets, fixed assets, non-controlling interests, and certain pre-acquisition contingencies. The Company is in the process of completing the accounting for certain deferred tax matters. The Company expects to complete the purchase price allocation during the second quarter of 2016. There were no purchase accounting adjustments during the three months ended March 31, 2016.

For the three months ended March 31, 2016, Concentra contributed net revenue of $250.9 million and net income of approximately $2.2 million which are reflected in the Company’s consolidated statements of operations.

Pro Forma Results

The following pro forma unaudited results of operations have been prepared assuming the acquisitions of Concentra and Physiotherapy occurred January 1, 2014 and 2015, respectively. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisitions been consummated on the aforementioned dates.

	March 31,
	2015	2016
	(in thousands, except per share amounts)
Net revenue	$1,115,006	$1,141,860
Net income	27,159	54,763
Income per common share:
Basic	$0.21	$0.42
Diluted	$0.20	$0.42

The pro forma financial information is based on the preliminary allocation of the purchase price of the Concentra and Physiotherapy acquisitions, and therefore subject to adjustment upon finalizing the purchase price allocations, as described above, during the measurement periods. The net income tax impact was calculated at a statutory rate, as if Concentra and Physiotherapy had been subsidiaries of the Company as of January 1, 2014 and 2015, respectively.

Pro forma results for the three months ended March 31, 2015 were adjusted to include $3.2 million of Physiotherapy acquisition costs. Pro forma results for the three months ended March 31, 2016 were adjusted to exclude approximately $3.2 million of Physiotherapy acquisition costs.

Other Acquisitions

In addition to the acquisition of Physiotherapy, during the three months ended March 31, 2016, the Company acquired interests in several businesses, consisting principally of outpatient rehabilitation businesses and occupational medicine centers. The Company provided total consideration of $4.3 million, consisting of cash amounting to $3.9 million (net of cash acquired) and liabilities assumed of $0.4 million, for identifiable tangible net assets consisting principally of accounts receivable, and property and equipment with an aggregate fair value of $0.2 million. These acquisitions resulted in recognition of goodwill of $0.5 million in the outpatient rehabilitation segment and $3.5 million in the Concentra segment.

4.              Sale of the Contract Therapy Business

On March 31, 2016, the Company sold its contract therapy business for a purchase price at closing of $65.0 million, excluding transaction expenses and subject to certain post-closing adjustments, which resulted in a non-operating gain of $30.4 million for the three months ended March 31, 2016. The Company may also receive an earn-out of up to an aggregate of $7.5 million contingent on the contract therapy business meeting certain revenue thresholds from 2016 through 2018.  The net proceeds of $62.6 million were classified as an investing activity in the statements of cash flows for the three months ended March 31, 2016. The contract therapy business had a tax basis which exceeded the sales price and was treated as a discrete tax event particular to the quarter ended March 31, 2016.

5.              Impairment of Equity Investment

During the three months ended March 31, 2016, the Company recognized an impairment loss of $5.3 million on one of its equity investments.  The loss, which was triggered by a planned sale of the investee by the controlling interest, is reflected as part of non-operating gain, net on the Company’s consolidated statements of operations.

6.     Intangible Assets

The net carrying value of the Company’s goodwill and identifiable intangible assets consist of the following:

	December 31, 2015	March 31, 2016
	(in thousands)
Goodwill	$2,314,624	$2,675,522
Identifiable intangibles—Indefinite lived assets:
Trademarks	162,609	165,409
Certificates of need	13,022	13,032
Accreditations	2,045	2,045
Identifiable intangibles—Finite lived assets:
Customer relationships	132,751	129,436
Favorable leasehold interests	8,248	8,134
Non-compete agreements	—	118
Total identifiable intangibles	$2,633,299	$2,993,696

The Company’s customer relationship and non-compete agreement assets amortize over their estimated useful lives. Amortization expense for the Company’s customer relationships and non-compete agreements was $3.8 million for the three months ended March 31, 2016. Estimated amortization expense of the Company’s customer relationships and non-compete agreements for each of the five succeeding years is $14.6 million.

In addition, the Company has recognized unfavorable leasehold interests which are recorded as liabilities. The net carrying value of unfavorable leasehold interests was $2.8 million as of March 31, 2016.

The Company’s favorable leasehold assets and unfavorable leasehold liabilities are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date. The effect of this amortization increased rent expense by $0.1 million for the three months ended March 31, 2016.

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At March 31, 2016, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 3.6 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the three months ended March 31, 2016 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2015	$1,357,379	$306,595	$650,650	$2,314,624
Goodwill acquired during year	—	357,808	3,545	361,353
Measurement period adjustment	—	—	138	138
Sale of business	—	(593)	—	(593)
Balance as of March 31, 2016	$1,357,379	$663,810	$654,333	$2,675,522

See Note 3 for details of the goodwill acquired during the period.

7. Indebtedness

For purposes of this indebtedness footnote, references to Select exclude Concentra, because the Concentra credit facilities are non-recourse to Holdings and Select.

The components of long-term debt and notes payable are shown in the following tables:

	December 31, 2015	March 31, 2016
	(in thousands)
Select 6.375% senior notes(1)	$700,867	$701,289
Select credit facilities:
Select revolving facility	295,000	315,000
Select term loans(2)	743,071	1,120,554
Other—Select	11,987	16,045
Total Select debt	1,750,925	2,152,888
Less: Select current maturities	222,905	6,855
Select long-term debt maturities	$1,528,020	$2,146,033
Concentra credit facilities:
Concentra revolving facility	$5,000	$—
Concentra term loans(3)	624,659	624,386
Other—Concentra	5,312	4,472
Total Concentra debt	634,971	628,858
Less: Concentra current maturities	2,261	1,441
Concentra long-term debt maturities	$632,710	$627,417
Total current maturities	$225,166	$8,296
Total long-term debt maturities	2,160,730	2,773,450
Total debt	$2,385,896	$2,781,746

(1)                                 Includes unamortized premium of $1.2 million at both December 31, 2015 and March 31, 2016. Includes unamortized debt issuance costs of $10.4 million and $9.9 million at December 31, 2015 and March 31, 2016, respectively.

(2)                                 Includes unamortized discounts of $2.8 million and $14.7 million at December 31, 2015 and March 31, 2016, respectively. Includes unamortized debt issuance costs of $7.4 million and $17.2 million at December 31, 2015 and March 31, 2016, respectively.

(3)                                 Includes unamortized discounts of $2.9 million and $2.8 million at December 31, 2015 and March 31, 2016, respectively. Includes unamortized debt issuance costs of $20.2 million and $19.5 million at December 31, 2015 and March 31, 2016, respectively.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from April 1, 2016 through December 31, 2016 and the years after 2016 are approximately as follows:

	Select	Concentra	Total
	(in thousands)
April 1, 2016 — December 31, 2016	$13,414	$3,702	$17,116
2017	14,280	4,581	18,861
2018	845,740	4,597	850,337
2019	8,488	4,615	13,103
2020	6,250	4,636	10,886
2021 and beyond	1,305,313	628,965	1,934,278
Total principal	2,193,485	651,096	2,844,581
Unamortized discounts and premiums	(13,513)	(2,781)	(16,294)
Unamortized debt issuance costs	(27,084)	(19,457)	(46,541)
Total	$2,152,888	$628,858	$2,781,746

Excess Cash Flow Payment

On March 2, 2016, Select made a principal prepayment of $10.2 million associated with its term loans (the “Select term loans”) in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow as defined in the Select credit facilities.

Select Credit Facilities

On March 4, 2016, Select entered into an Additional Credit Extension Amendment (the “Additional Credit Extension Amendment”) to Select’s senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and lender, and the additional lenders named therein (the “Select credit facilities”). The Additional Credit Extension Amendment (i) provides for the lenders named therein to make available an aggregate of $625.0 million of Series F Tranche B Term Loans, (ii) extends the financial covenants through March 3, 2021, (iii) adds a 1.00% prepayment premium for prepayments made with new term loans on or prior to March 4, 2017 if such new term loans have  a lower yield than the Series F Tranche B Term Loans, and (iv) makes certain other technical amendments to the Select credit facilities. The Series F Tranche B Term Loans will bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Select credit facilities, subject to an Adjusted LIBO Rate floor of 1.00%) plus 5.00% for Eurodollar Loans or the Alternate Base Rate (as defined in the Select credit facilities) plus 4.00% for Alternate Base Rate Loans (as defined in the Select credit facilities). Select is required to make principal payments on the Series F Tranche B Term Loans in quarterly installments on the last day of each of March, June, September and December, beginning June 30, 2016, in amounts equal to 0.25% of the aggregate principal amount of the Series F Tranche B Term Loans outstanding as of the date of the Additional Credit Extension Amendment. The balance of the Series F Tranche B Term Loans will be payable on March 3, 2021. Except as specifically set forth in the Additional Credit Extension Amendment, the terms and conditions of the Series F Tranche B Term Loans are identical to the terms of the outstanding Series E Term B Loans under the Select credit facilities and the other loan documents to which Select is party.

Select used the proceeds of the Series F Tranche B Term Loans to (i) refinance in full the Series D Tranche B Term Loans due December 20, 2016, (ii) consummate the acquisition of Physiotherapy, and (iii) pay fees and expenses incurred in connection with the acquisition of Physiotherapy, the refinancing, and the Additional Credit Extension Amendment.

As a result of the Additional Credit Extension Amendment relating to the Series F Tranche B Term Loans, the interest rate payable on the Series E Tranche B Term Loans was increased from Adjusted LIBO plus 4.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternative Base Rate plus 3.00%, to Adjusted LIBO plus 5.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternative Base Rate plus 4.00%.

During the three months ended March 31, 2016, the Company recognized a loss on early retirement of debt of $0.8 million.

8. Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

	December 31, 2015			March 31, 2016
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
	(in thousands)
Select credit facilities	$1,048,277	$1,038,071	$1,023,616	$1,467,440	$1,435,554	$1,446,415
Select 6.375% senior notes	710,000	700,867	623,948	710,000	701,289	670,950
Concentra credit facilities	652,750	629,659	645,392	646,625	624,386	639,275

The fair value of the Select credit facilities and the Concentra credit facilities was based on quoted market prices for this debt in the syndicated loan market. The fair value of Select’s 6.375% senior notes debt was based on quoted market prices.

The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active.

9. Segment Information

The Company’s reportable segments consist of: (i) specialty hospitals, (ii) outpatient rehabilitation, and (iii) Concentra. Other activities include the Company’s corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The outpatient rehabilitation reportable segment has two operating segments: outpatient rehabilitation clinics and contract therapy. These operating segments are aggregated for reporting purposes as they have common economic characteristics and provide a similar service to a similar patient base. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Physiotherapy acquisition costs, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries.

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	Three Months Ended March 31, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$598,781	$196,443		$119	$795,343
Adjusted EBITDA	96,472	22,133		(19,665)	98,940
Total assets	2,332,591	540,473		113,987	2,987,051
Capital expenditures	22,793	3,922		1,133	27,848

	Three Months Ended March 31, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Net operating revenues	$598,954	$238,082	$250,877	$417	$1,088,330
Adjusted EBITDA	86,756	28,879	34,153	(21,173)	128,615
Total assets	2,438,776	1,001,913	1,313,590	93,690	4,847,969
Capital expenditures	33,675	4,974	3,210	4,909	46,768

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$96,472	$22,133		$(19,665)
Depreciation and amortization	(13,223)	(3,140)		(985)
Stock compensation expense	—	—		(2,327)
Income (loss) from operations	$83,249	$18,993		$(22,977)	$79,265
Equity in earnings of unconsolidated subsidiaries					2,592
Interest expense					(21,388)
Income before income taxes					$60,469

	Three Months Ended March 31, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$86,756	$28,879	$34,153	$(21,173)
Depreciation and amortization	(13,893)	(4,036)	(15,376)	(1,212)
Stock compensation expense	—	—	(192)	(3,784)
Physiotherapy acquisition costs	—	—	—	(3,236)
Income (loss) from operations	$72,863	$24,843	$18,585	$(29,405)	$86,886
Loss on early retirement of debt					(773)
Equity in earnings of unconsolidated subsidiaries					4,652
Non-operating gain, net					25,087
Interest expense					(38,848)
Income before income taxes					$77,004

(1)                                 The outpatient rehabilitation segment includes the operating results of the contract therapy business for the three months ended March 31, 2016. Total assets presented under outpatient rehabilitation reflect the disposition of the assets sold as a result of the sale of the contract therapy business.

10. Income per Common Share

Holdings applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. The following table sets forth for the periods indicated the calculation of income per common share in Holdings’ consolidated statements of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted income per common share, respectively:

	Three Months Ended March 31,
	2015	2016
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$35,063	$54,833
Less: Earnings allocated to unvested restricted stockholders	973	1,582
Net income available to common stockholders	$34,090	$53,251

Denominator:
Weighted average shares — basic	127,565	127,500
Effect of dilutive securities:
Stock options	307	81
Weighted average shares — diluted	127,872	127,581

Basic income per common share	$0.27	$0.42
Diluted income per common share	$0.27	$0.42

11. Commitments and Contingencies

Litigation

The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, Centers for Medicare and Medicaid Services (“CMS”) or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC (‘‘SSH-Evansville’’), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the U.S. Department of Justice notified the court of its decision not to intervene in the case, and the court thereafter approved a case management plan imposing certain deadlines. The defendants filed a Motion to Dismiss the Second Amended Complaint in December 2015. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. (‘‘SSH-Knoxville’’), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the Court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015. The defendants filed a Motion to Dismiss such Complaint in November 2015. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At March 31, 2016, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties, inpatient rehabilitation facilities, and Concentra centers totaling approximately $10.6 million.

12. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes

Select’s 6.375% senior notes are fully and unconditionally guaranteed, except for customary limitations, on a senior basis by all of Select’s wholly owned subsidiaries (the ‘‘Subsidiary Guarantors’’) which is defined as a subsidiary where Select or a subsidiary of Select holds all of the outstanding ownership interests. Certain of Select’s subsidiaries did not guarantee the 6.375% senior notes (the ‘‘Non-Guarantor Subsidiaries,’’ including Group Holdings and its subsidiaries, which were designated as Non-Guarantor subsidiaries by Select’s board of directors at the closing of the Concentra acquisition, the ‘‘Non-Guarantor Concentra’’).

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2015 and March 31, 2016 and for the three months ended March 31, 2015 and 2016.

The equity method has been used by Select with respect to investments in subsidiaries. The equity method has been used by Subsidiary Guarantors with respect to investments in Non-Guarantor Subsidiaries. Separate financial statements for Subsidiary Guarantors are not presented.

Certain reclassifications have been made to prior reported amounts in order to conform to the current year guarantor structure.

	Select Medical Corporation Condensed Consolidating Balance Sheet March 31, 2016 (unaudited)

	Select (Parent	Subsidiary	Non-Guarantor	Non-Guarantor			Consolidated Select
	Company Only)	Guarantors	Subsidiaries	Concentra	Eliminations		Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$46,768	$9,692	$5,013	$23,935	$—		$85,408
Accounts receivable, net	—	427,287	80,259	118,829	—		626,375
Current deferred tax asset	10,692	25,010	4,921	5,194	—		45,817
Intercompany receivables	—	1,992,778	106,964	—	(2,099,742	)(a)	—
Prepaid income taxes	—	—	—	5,827	(5,827	)(e)	—
Other current assets	15,993	38,183	6,676	25,571	—		86,423
Total Current Assets	73,453	2,492,950	203,833	179,356	(2,105,569)		844,023

Property and equipment, net	40,925	561,766	62,733	207,119	—		872,543
Investment in affiliates	4,498,143	48,329	—	—	(4,546,472	)(b)(c)	—
Goodwill	—	2,021,189	—	654,333	—		2,675,522
Other identifiable intangibles, net	—	75,586	—	242,588	—		318,174
Non-current deferred tax asset	13,986	—	—	—	(13,986	)(d)	—
Other assets	3,687	103,103	723	30,194	—		137,707

Total Assets	4,630,194	5,302,923	267,289	1,313,590	(6,666,027)		4,847,969

Liabilities and Equity
Current Liabilities:
Current portion of long-term debt and notes payable	5,843	543	469	1,441	—		8,296
Accounts payable	10,433	88,182	13,309	10,355	—		122,279
Intercompany payables	1,992,778	106,964	—	—	(2,099,742	)(a)	—
Accrued payroll	4,985	90,503	5,432	27,633	—		128,553
Accrued vacation	6,655	50,253	11,967	10,908	—		79,783
Accrued interest	20,353	1	11	3,088	—		23,453
Accrued other	41,721	55,325	12,177	40,770	—		149,993
Income taxes payable	8,675	—	—	—	(5,827	)(e)	2,848
Total Current Liabilities	2,091,443	391,771	43,365	94,195	(2,105,569)		515,205

Long-term debt, net of current portion	1,574,907	468,966	102,160	627,417	—		2,773,450
Non-current deferred tax liability	—	112,154	9,010	106,745	(13,986	)(d)	213,923
Other non-current liabilities	45,901	46,415	4,921	38,809	—		136,046

Total Liabilities	3,712,251	1,019,306	159,456	867,166	(2,119,555)		3,638,624

Redeemable non-controlling interests	—	—	10,695	228,932	—		239,627

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	908,163	—	—	—	—		908,163
Retained earnings (accumulated deficit)	9,780	1,216,305	(32,744)	(3,887)	(1,179,674	)(c)	9,780
Subsidiary investment	—	3,067,312	81,551	217,935	(3,366,798	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	917,943	4,283,617	48,807	214,048	(4,546,472)		917,943

Non-controlling interests	—	—	48,331	3,444	—		51,775
Total Equity	917,943	4,283,617	97,138	217,492	(4,546,472)		969,718

Total Liabilities and Equity	$4,630,194	$5,302,923	$267,289	$1,313,590	$(6,666,027)		$4,847,969

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

(e)  Reclass of prepaid income taxes to report net income taxes payable in consolidation.

	Select Medical Corporation Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2016 (unaudited)

	Select (Parent	Subsidiary	Non-Guarantor	Non-Guarantor			Consolidated Select
	Company Only)	Guarantors	Subsidiaries	Concentra	Eliminations		Medical Corporation
	(in thousands)

Net operating revenues	$417	$711,514	$125,522	$250,877	$—		$1,088,330

Costs and expenses:
Cost of services	344	578,010	130,706	213,202	—		922,262
General and administrative	28,387	(119)	—	—	—		28,268
Bad debt expense	—	10,698	1,985	3,714	—		16,397
Depreciation and amortization	1,211	15,197	2,733	15,376	—		34,517
Total costs and expenses	29,942	603,786	135,424	232,292	—		1,001,444

Income (loss) from operations	(29,525)	107,728	(9,902)	18,585	—		86,886

Other income and expense:
Intercompany interest and royalty fees	(1,058)	1,033	25	—	—		—
Intercompany management fees	55,356	(49,524)	(5,832)	—	—		—
Loss on early retirement of debt	(773)	—	—	—	—		(773)
Equity in earnings of unconsolidated subsidiaries	—	4,627	25	—	—		4,652
Non-operating gain (loss)	30,432	(5,345)	—	—	—		25,087
Interest expense	(20,346)	(6,634)	(1,639)	(10,229)	—		(38,848)

Income (loss) from operations before income taxes	34,086	51,885	(17,323)	8,356	—		77,004

Income tax expense (benefit)	8,612	5,615	(65)	2,898	—		17,060
Equity in earnings of subsidiaries	29,358	(19,232)	—	—	(10,126	)(a)	—

Net income (loss)	54,832	27,038	(17,258)	5,458	(10,126)		59,944

Less: Net income attributable to non-controlling interests	—	—	1,886	3,225	—		5,111

Net income (loss) attributable to Select Medical Corporation	$54,832	$27,038	$(19,144)	$2,233	$(10,126)		$54,833

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2016
	(unaudited)
	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income (loss)	$54,832	$27,038	$(17,258)	$5,458	$(10,126	)(a)	$59,944
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	8,283	22	—	—		8,305
Depreciation and amortization	1,211	15,197	2,733	15,376	—		34,517
Amortization of leasehold interests	—	—	—	123	—		123
Provision for bad debts	—	10,698	1,985	3,714	—		16,397
Equity in earnings of unconsolidated subsidiaries	—	(4,627)	(25)	—	—		(4,652)
Loss on early retirement of debt	773	—	—	—	—		773
Loss (gain) on sale of assets and business	(30,432)	23	16	—	—		(30,393)
Impairment of equity investment	—	5,339	—	—	—		5,339
Stock compensation expense	3,784	—	—	192	—		3,976
Amortization of debt discount, premium and issuance costs	2,838	—	—	853	—		3,691
Deferred income taxes	(3,294)	—	—	(181)	—		(3,475)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(29,358)	19,232	—	—	10,126	(a)	—
Accounts receivable	—	(18,362)	(13,913)	(6,889)	—		(39,164)
Other current assets	(5,472)	4,834	(945)	9,143	—		7,560
Other assets	155	13	(64)	(1,118)	—		(1,014)
Accounts payable	(12)	(19,011)	(3,687)	1,388	—		(21,322)
Accrued expenses	(2,149)	45,392	6,565	1,385	—		51,193
Income taxes	16,467	—	—	2,887	—		19,354
Net cash provided by (used in) operating activities	9,343	94,049	(24,571)	32,331	—		111,152

Investing activities
Purchases of property and equipment	(4,909)	(21,584)	(17,065)	(3,210)	—		(46,768)
Proceeds from sale of assets and business	62,597	—	3	—	—		62,600
Investment in businesses	—	(623)	—	—	—		(623)
Acquisition of businesses, net of cash acquired	(408,654)	(605)	—	(3,624)	—		(412,883)
Net cash used in investing activities	(350,966)	(22,812)	(17,062)	(6,834)	—		(397,674)

Financing activities
Borrowings on revolving facilities	190,000	—	—	—	—		190,000
Payments on revolving facilities	(170,000)	—	—	(5,000)	—		(175,000)
Payments on term loans	(225,837)	—	—	(1,125)	—		(226,962)
Borrowings on Select term loans, net of discount and debt issuance costs	600,127	—	—	—	—		600,127
Borrowings of other debt	6,727	—	—	—	—		6,727
Principal payments on other debt	(3,028)	(37)	(557)	(842)	—		(4,464)
Equity investment by Holdings	21	—	—	—	—		21
Repayments of bank overdrafts	(28,615)	—	—	—	—		(28,615)
Intercompany	17,342	(63,920)	46,578	—	—		—
Tax benefit from stock based awards	16	—	—	—	—		16
Purchase of non-controlling interests	—	(1,294)	—	—	—		(1,294)
Distributions to non-controlling interests	(2,432)	—	—	(629)	—		(3,061)
Net cash provided by (used in) financing activities	384,321	(65,251)	46,021	(7,596)	—		357,495

Net increase in cash and cash equivalents	42,698	5,986	4,388	17,901	—		70,973

Cash and cash equivalents at beginning of period	4,070	3,706	625	6,034	—		14,435
Cash and cash equivalents at end of period	$46,768	$9,692	$5,013	$23,935	$—		$85,408

(a)  Elimination of equity in earnings of consolidated subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Balance Sheet
	December 31, 2015
	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,070	$3,706	$625	$6,034	$—		$14,435
Accounts receivable, net	—	419,554	68,332	115,672	—		603,558
Current deferred tax asset	11,556	6,733	4,761	5,638	—		28,688
Intercompany receivables	—	1,970,299	131,303	—	(2,101,602	)(a)	—
Prepaid income taxes	7,979	—	—	8,715	—		16,694
Other current assets	10,521	34,887	5,731	34,640	—		85,779
Total Current Assets	34,126	2,435,179	210,752	170,699	(2,101,602)		749,154

Property and equipment, net	38,872	548,820	61,126	215,306	—		864,124
Investment in affiliates	4,107,752	69,945	—	—	(4,177,697	)(b)(c)	—
Goodwill	—	1,663,974	—	650,650	—		2,314,624
Other identifiable intangibles, net	—	72,776	—	245,899	—		318,675
Non-current deferred tax asset	12,297	—	—	—	(12,297	)(d)	—
Other assets	3,842	108,524	659	29,076	—		142,101

Total Assets	$4,196,889	$4,899,218	$272,537	$1,311,630	$(6,291,596)		$4,388,678

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$28,615	$—	$—	$—	$—		$28,615
Current portion of long-term debt and notes payable	221,769	197	939	2,261	—		225,166
Accounts payable	10,445	101,156	16,997	8,811	—		137,409
Intercompany payables	1,970,299	131,303	—	—	(2,101,602	)(a)	—
Accrued payroll	22,970	66,908	3,916	27,195	—		120,989
Accrued vacation	6,406	50,254	9,363	7,954	—		73,977
Accrued interest	6,315	3	—	3,083	—		9,401
Accrued other	38,883	42,939	9,866	42,040	—		133,728
Total Current Liabilities	2,305,702	392,760	41,081	91,344	(2,101,602)		729,285

Long-term debt, net of current portion	984,744	452,417	90,860	632,709			2,160,730
Non-current deferred tax liability	—	114,394	9,239	107,369	(12,297	)(d)	218,705
Other non-current liabilities	47,190	41,904	4,798	39,328	—		133,220

Total Liabilities	3,337,636	1,001,475	145,978	870,750	(2,113,899)		3,241,940

Redeemable non-controlling interests	—	870	11,224	226,127	—		238,221

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	904,375	—	—	—	—		904,375
Retained earnings (accumulated deficit)	(45,122)	1,185,758	(5,002)	(6,120)	(1,174,636	)(c)	(45,122)
Subsidiary investment	—	2,711,115	74,011	217,935	(3,003,061	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	859,253	3,896,873	69,009	211,815	(4,177,697)		859,253

Non-controlling interests	—	—	46,326	2,938	—		49,264
Total Equity	859,253	3,896,873	115,335	214,753	(4,177,697)		908,517

Total Liabilities and Equity	$4,196,889	$4,899,218	$272,537	$1,311,630	$(6,291,596)		$4,388,678

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

	Select Medical Corporation
	Condensed Consolidating Statement of Operations
	For the Three Months Ended March 31, 2015
	(unaudited)
	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$119	$674,099	$121,125	$—		$795,343

Costs and expenses:
Cost of services	436	561,306	102,643	—		664,385
General and administrative	21,751	(76)	—	—		21,675
Bad debt expense	—	9,483	3,187	—		12,670
Depreciation and amortization	985	13,774	2,589	—		17,348
Total costs and expenses	23,172	584,487	108,419	—		716,078

Income (loss) from operations	(23,053)	89,612	12,706	—		79,265

Other income and expense:
Intercompany interest and royalty fees	(286)	280	6	—		—
Intercompany management fees	41,454	(35,284)	(6,170)	—		—
Equity in earnings of unconsolidated subsidiaries	—	2,571	21	—		2,592
Interest expense	(13,901)	(6,003)	(1,484)	—		(21,388)

Income from operations before income taxes	4,214	51,176	5,079	—		60,469

Income tax expense (benefit)	1,402	22,046	(264)	—		23,184
Equity in earnings of subsidiaries	32,251	3,151	—	(35,402	)(a)	—

Net income	35,063	32,281	5,343	(35,402)		37,285

Less: Net income attributable to non-controlling interests	—	18	2,204	—		2,222

Net income attributable to Select Medical Corporation	$35,063	$32,263	$3,139	$(35,402)		$35,063

(a) Elimination of equity in earnings of subsidiaries.

	Select Medical Corporation
	Condensed Consolidating Statement of Cash Flows
	For the Three Months Ended March 31, 2015
	(unaudited)
	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income	$35,063	$32,281	$5,343	$(35,402	)(a)	$37,285
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	—	28	—		28
Depreciation and amortization	985	13,774	2,589	—		17,348
Provision for bad debts	—	9,483	3,187	—		12,670
Equity in earnings of unconsolidated subsidiaires	—	(2,571)	(21)	—		(2,592)
Loss on disposal of assets	—	5	—	—		5
Stock compensation expense	2,399	—	—	—		2,399
Amortization of debt discount and issuance costs	1,929	—	—	—		1,929
Deferred income taxes	(2,471)	—	—	—		(2,471)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(32,251)	(3,151)	—	35,402	(a)	—
Accounts receivable	—	(48,350)	(13,460)	—		(61,810)
Other current assets	(6,200)	42	234	—		(5,924)
Other assets	1,599	(140)	204	—		1,663
Accounts payable	47	6,037	(752)	—		5,332
Accrued expenses	1,016	5,048	693	—		6,757
Income taxes	24,916	—	—	—		24,916
Net cash provided by (used in) operating activities	27,032	12,458	(1,955)	—		37,535

Investing activities
Purchases of property and equipment	(1,452)	(25,067)	(1,329)	—		(27,848)
Investment in businesses	—	(1,000)	—	—		(1,000)
Acquisition of businesses, net of cash acquired	—	—	(2,686)	—		(2,686)
Net cash used in investing activities	(1,452)	(26,067)	(4,015)	—		(31,534)

Financing activities
Borrowings on revolving facilities	215,000	—	—	—		215,000
Payments on revolving facilities	(175,000)	—	—	—		(175,000)
Payments on term loans	(26,884)	—	—	—		(26,884)
Borrowings of other debt	6,486	—	96	—		6,582
Principal payments on other debt	(4,201)	(103)	(280)	—		(4,584)
Repayments of bank overdrafts	(2,821)	—	—	—		(2,821)
Equity investment by Holdings	489	—	—	—		489
Dividends paid to Holdings	(13,129)	—	—	—		(13,129)
Intercompany	(22,524)	14,269	8,255	—		—
Tax benefit from stock based awards	5	—	—	—		5
Distributions to non-controlling interests	—	—	(2,425)	—		(2,425)
Net cash provided by (used in) financing activities	(22,579)	14,166	5,646	—		(2,767)

Net increase (decrease) in cash and cash equivalents	3,001	557	(324)	—		3,234

Cash and cash equivalents at beginning of period	70	2,454	830	—		3,354
Cash and cash equivalents at end of period	$3,071	$3,011	$506	$—		$6,588

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

•                  our plans and expectations related to the Concentra and Physiotherapy acquisitions and our ability to realize anticipated synergies;

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

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the SEC, including factors discussed under the section entitled, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Overview

We began operations in 1997, and we believe that we are one of the largest operators of specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  On March 4, 2016, we acquired Physiotherapy, a national provider of outpatient physical rehabilitation care. Physiotherapy operated 574 clinics nationwide as of the date of acquisition.  As of March 31, 2016, we operated 127 specialty hospitals in 27 states, and 1,615 outpatient rehabilitation clinics in 37 states and the District of Columbia. On June 1, 2015, MJ Acquisition Corporation, a joint venture created by Select and Welsh, Carson, Anderson & Stowe XII, L.P. consummated the acquisition of Concentra, which provides occupational medicine, consumer health, physical therapy, and veteran’s healthcare services throughout the United States. As of March 31, 2016, Concentra operated 301 medical centers in 38 states. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (‘‘CBOCs”). On March 31, 2016, we sold our contract therapy business. As of March 31, 2016, we had operations in 46 states and the District of Columbia.

We manage our Company through three business segments: specialty hospitals, outpatient rehabilitation, and the Concentra segment. We had net operating revenues of $1,088.3 million for the three months ended March 31, 2016. Of this total, we earned approximately 55% of our net operating revenues from our specialty hospitals segment, approximately 22% from our outpatient rehabilitation segment, and approximately 23% from our Concentra segment. Our specialty hospitals segment consists of hospitals designed to serve the needs of long term acute care patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders, and cancer. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, consumer health, physical therapy, and veteran’s healthcare services.

Significant Events

Physiotherapy Acquisition

On March 4, 2016, Select consummated the acquisition of 100% of the issued and outstanding equity securities of Physiotherapy. Select financed the acquisition using a combination of cash on hand and a portion of the proceeds from the Series F Tranche B Term Loans under the Select credit facilities, as discussed below. Acquisition costs of $3.2 million were recognized as part of general and administrative expense on the Company’s consolidated statements of operations.

Sale of the Contract Therapy Business

On March 31, 2016, the Company sold its contract therapy business for $65.0 million, excluding transaction expenses and subject to certain post-closing adjustments, which resulted in a non-operating gain of $30.4 million for the three months ended March 31, 2016.

Indebtedness

On March 4, 2016, Select entered into an additional credit extension amendment to the Select credit facilities. The additional credit extension amendment (i) provides for the lenders named therein to make available an aggregate of $625.0 million of Series F Tranche B Term Loans, (ii) extends the financial covenants through March 3, 2021, (iii) adds a 1.00% prepayment premium for prepayments made with new term loans on or prior to March 4, 2017 if such new term loans have a lower yield than the Series F Tranche B Term Loans, and (iv) makes certain other technical amendments to the Select credit facilities.

Select used the proceeds of the Series F Tranche B Term Loans and cash on hand to (i) refinance in full the Series D Tranche B Term Loans due December 20, 2016, (ii) consummate the acquisition of Physiotherapy, and (iii) pay fees and expenses incurred in connection with the transactions.

During the three months ended March 31, 2016, the Company recognized a loss on early retirement of debt of $0.8 million.

New Specialty Hospital Start-up Operating Expenses

Select is developing several new specialty hospitals which result in start-up costs. Start-up Adjusted EBITDA losses were $3.8 million for the three months ended March 31, 2016, compared to $5.5 million for the three months ended March 31, 2015. See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Summary Financial Results

Three Months Ended March 31, 2016

For the three months ended March 31, 2016, our net operating revenues increased 36.8% to $1,088.3 million, compared to $795.3 million for the three months ended March 31, 2015. We had income from operations of $86.9 million for the three months ended March 31, 2016, compared to $79.3 million for the three months ended March 31, 2015. Net income attributable to Holdings was $54.8 million for the three months ended March 31, 2016, compared to $35.1 million for the three months ended March 31, 2015. Our Adjusted EBITDA for the three months ended March 31, 2016 increased 30.0% to $128.6 million, compared to $98.9 million for the three months ended March 31, 2015, and our Adjusted EBITDA margin was 11.8% for the three months ended March 31, 2016, compared to 12.4% for the three months ended March 31, 2015. See the section titled “Results of Operations” for a reconciliation of net income to Adjusted EBITDA.

Regulatory Changes

The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 45% and 32% of our consolidated net operating revenues for the three months ended March 31, 2015 and 2016, respectively.

The Medicare program reimburses our LTCHs, inpatient rehabilitation facilities (“IRFs”) and outpatient rehabilitation providers, using different payment methodologies. The following is a discussion of recent regulatory changes that have affected our results of operations in 2015 and 2016 or may have an effect on our future results of operations. Our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016 contains a more detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations, and the information below should be read in connection with that more detailed discussion.

The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015, reforms Medicare payment policy for services paid under the Medicare physician fee schedule, including our outpatient rehabilitation services. The law repeals the sustainable growth rate (the ‘‘SGR’’) formula effective January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new Merit-Based Incentive Payment System (‘‘MIPS’’), and incentives for participation in alternative payment models (‘‘APMs’’). To finance these provisions, the Medicare Access and CHIP Reauthorization Act of 2015 reduces market basket updates for post-acute care providers, including LTCHs and IRFs, among other Medicare payment cuts. As noted below, the law sets the annual prospective payment system update for fiscal year 2018 at 1% for LTCHs and IRFs, as well as skilled nursing facilities, home health agencies, and hospices. The law also extends the exceptions process for outpatient therapy caps through December 31, 2017.

Medicare Reimbursement of LTCH Services

There have been significant regulatory changes affecting LTCHs that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of CMS. All Medicare payments to our LTCHs are made in accordance with long-term care hospital prospective payment system (“LTCH-PPS”). Proposed rules specifically related to LTCHs are generally published in April or May, finalized in August and effective on October 1st of each year.

The following is a summary of significant changes to the Medicare prospective payment system for LTCHs which have affected our results of operations, as well as proposed policy and payment rate changes that may affect our future results of operations.

Fiscal Year 2015.  On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate was set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 included a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less a reduction of 0.2% mandated by the Affordable Care Act (“ACA”), and less a budget neutrality adjustment of 1.266%. The fixed-loss amount for high cost outlier cases was set at $14,972, an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

Fiscal Year 2016.  On August 17, 2015, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate was set at $41,763, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016 includes a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $16,423, an increase from the fixed-loss amount in the 2015 fiscal year of $14,972. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate described below was set at $22,538.

Fiscal Year 2017. On April 18, 2016, CMS released an advanced copy of the proposed policies and payment rates for the LTCH-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard federal rate would be set at $42,314, an increase from the standard federal rate applicable during fiscal year 2016 of $41,763. The update to the standard federal rate for fiscal year 2017, if adopted, would include a market basket increase of 2.7%, less a productivity adjustment of 0.5%, and less a reduction of 0.75% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS would be set at $22,728, an increase from the fixed-loss amount in the 2016 fiscal year of $16,423. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate would be set at $23,681, an increase from the fixed-loss amount in the 2016 fiscal year of $22,538.

Medicare Market Basket Adjustments

The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year. CMS proposed rebasing the LTCH-specific market basket for fiscal year 2017. Under the proposal the 2009-based LTCH-specific market basket would be replaced with a 2013-based LTCH-specific market basket that is based on Medicare cost report data from cost reporting periods beginning on or after October 1, 2012 and before October 1, 2013.

Patient Criteria

The BBA of 2013, enacted December 26, 2013, establishes new payment limits for Medicare patients discharged from an LTCH who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient’s LTCH admission, the patient was discharged from a general acute care hospital paid under IPPS and the patient’s stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) or the patient is assigned to an Medicare severity diagnosis-related group for LTCHs (“MS-LTC-DRG”) for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient’s discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower “site-neutral” payment rate, which will be the lower of (1) the inpatient prospective payment system (“IPPS”) comparable per-diem payment rate capped at the Medicare severity diagnosis-related group (“MS-DRG”) including any outlier payments, or (2) 100 percent of the estimated costs for services.

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

Payment adjustments, including the interrupted stay policy and the 25 Percent Rule (discussed below), apply to LTCH discharges regardless of whether the case is paid at the LTCH-PPS payment rate or the site-neutral payment rate. However, short stay outlier payment adjustments do not apply to cases paid at the site-neutral payment rate after the transition period. Beginning in fiscal year 2016, CMS calculates the annual recalibration of the MS-LTC-DRG relative payment weighting factors using only data from LTCH discharges that meet the criteria for exclusion from the site-neutral payment rate. In addition, beginning in fiscal year 2016, CMS applies the IPPS fixed-loss amount to site-neutral cases, rather than the LTCH PPS fixed-loss amount. For fiscal year 2016, the IPPS fixed-loss amount was set at $22,538 and the LTCH-PPS fixed-loss amount was estimated to be $16,423. CMS calculates the LTCH-PPS fixed-loss amount using only data from cases paid at the LTCH-PPS payment rate, excluding cases paid at the site-neutral rate.

Each of our LTCHs has their own unique annual cost reporting period. As a result, the new payment limits will become effective for each of our LTCHs at different points in time over a twelve month period that began on October 1, 2015. During the fourth quarter of 2015, 16 of our LTCHs began to operate under the new payment rules and during the first quarter of 2016, 37 additional LTCHs began to operate under the new payment rules. 19 and 36 of our LTCHs have cost reporting periods commencing during the second and third quarters of 2016, respectively.

25 Percent Rule

The “25 Percent Rule” is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. As more full described under “business—Government Regulations,” various legislation has limited or deferred the full application of the 25 Percent Rule. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of our LTCHs for cost reporting periods beginning on or after July 1, 2016.

CMS proposed several changes to the LTCH-PPS payment policies for fiscal year 2017, including potential changes to the 25 Percent Rule that would apply to LTCH discharges on or after October 1, 2016.  The 25 Percent Rule payment adjustments are currently found in two Medicare regulations, one that applies to Medicare patients admitted from a co-located referring hospital and one that applies to Medicare patients admitted from a referring hospital not co-located with the LTCH, CMS is now proposing a single 25 Percent Rule that would apply to LTCH discharges on or after October 1, 2016. Under this proposal, CMS would calculate the percentage of LTCH discharges referred from any hospital on a provider number basis only.

Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH Beds

The SCHIP Extension Act imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities subject to certain exceptions through December 28, 2012. The BBA of 2013, as amended by the PAMA, reinstated the moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities beginning April 1, 2014 through September 30, 2017 with certain exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellite facilities under development prior to April 1, 2014.

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

Fiscal Year 2015.  On August 6, 2014, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard payment conversion factor for discharges for fiscal year 2015 was set at $15,198, an increase from the standard payment conversion factor applicable during fiscal year 2014 of $14,846. The update to the standard payment conversion factor for fiscal year 2015 included a market basket increase of 2.9%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2015 to $8,848 from $9,272 established in the final rule for fiscal year 2014.

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

Fiscal Year 2017. On April 25, 2016, CMS released an advanced copy of the proposed policies and payment rates for the IRF-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard payment conversion factor for discharges for fiscal year 2017 would be set at $15,674, an increase from the standard payment conversion factor applicable during fiscal year 2016 of $15,478. The update to the standard payment conversion factor for fiscal year 2017, if adopted, would include a market basket increase of 2.7%, less a productivity adjustment of 0.5%, and less a reduction of 0.75% mandated by the ACA. CMS proposed to decrease the outlier threshold amount for fiscal year 2017 to $8,301 from $8,658 established in the final rule for fiscal year 2016.

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

	Three Months Ended March 31,
	2015	2016
Specialty hospitals data:(1)
Number of hospitals owned - start of period	120	118
Number of hospitals start-ups	0	0
Number of hospitals acquired	1	0
Number of hospitals closed/sold	(1)	0
Number of hospitals owned - end of period	120	118
Number of hospitals managed - end of period	9	9
Total number of hospitals (all) - end of period	129	127
Long term acute care hospitals	112	109
Rehabilitation hospitals	17	18
Available licensed beds(2)	5,356	5,172
Admissions(2)	14,401	13,861
Patient days(2)	352,239	337,971
Average length of stay (days)(2)	25	24
Net revenue per patient day(2)(3)	$1,575	$1,632
Occupancy rate(2)	73%	72%
Percent patient days - Medicare(2)	61%	57%

Outpatient rehabilitation data:
Number of clinics owned - start of period	880	896
Number of clinics start-ups	3	6
Number of clinics acquired	7	567
Number of clinics closed/sold	(7)	(4)
Number of clinics owned - end of period	883	1,465
Number of clinics managed - end of period	145	150
Total number of clinics (all) - end of period	1,028	1,615
Number of visits(2)	1,236,488	1,576,554
Net revenue per visit(2)(4)	$103	$103

Concentra data:
Number of medical centers owned - start of period		300
Number of medical centers acquired		2
Number of medical centers closed/sold		(1)
Number of medical centers owned - end of period		301
Number of visits(5)		1,845,715
Net revenue per visit(5)(6)		$118

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

(5)                                 Data excludes onsite clinics and CBOCs.

(6)                                 Net revenue per visit is calculated by dividing center direct patient service revenue by the total number of center visits.

Results of Operations

The following table outlines, for the periods indicated, selected operating data as a percentage of net operating revenues:

	Three Months Ended March 31,
	2015	2016
Net operating revenues	100.0%	100.0%
Cost of services(1)	83.5	84.7
General and administrative	2.7	2.6
Bad debt expense	1.6	1.5
Depreciation and amortization	2.2	3.2
Income from operations	10.0	8.0
Loss on early retirement of debt	—	(0.1)
Equity in earnings of unconsolidated subsidiaries	0.3	0.4
Non-operating gain, net	—	2.3
Interest expense	(2.7)	(3.5)
Income before income taxes	7.6	7.1
Income tax expense	2.9	1.6
Net income	4.7	5.5
Net income attributable to non-controlling interests	0.3	0.5
Net income attributable to Holdings and Select	4.4%	5.0%

(1)         Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

The following tables summarize selected financial data by business segment, for the periods indicated:

	Three Months Ended March 31,
	2015	2016	% Change
	(in thousands)
Net operating revenues:
Specialty hospital	$598,781	$598,954	0.0%
Outpatient rehabilitation(2)	196,443	238,082	21.2
Concentra		250,877	N/A
Other(1)	119	417	N/M
Total company	$795,343	$1,088,330	36.8%

Income (loss) from operations:
Specialty hospitals	$83,249	$72,863	(12.5)%
Outpatient rehabilitation(2)	18,993	24,843	30.8
Concentra		18,585	N/A
Other(1)	(22,977)	(29,405)	(28.0)
Total company	$79,265	$86,886	9.6%

Adjusted EBITDA:(3)
Specialty hospitals	$96,472	$86,756	(10.1)%
Outpatient rehabilitation(2)	22,133	28,879	30.5
Concentra		34,153	N/A
Other(1)	(19,665)	(21,173)	(7.7)
Total company	$98,940	$128,615	30.0%

Adjusted EBITDA margin:(3)
Specialty hospitals	16.1%	14.5%
Outpatient rehabilitation(2)	11.3	12.1
Concentra		13.6
Other(1)	N/M	N/M
Total company	12.4%	11.8%

Total assets:
Specialty hospitals	$2,332,591	$2,438,776
Outpatient rehabilitation(2)	540,473	1,001,913
Concentra		1,313,590
Other(1)	113,987	93,690
Total company	$2,987,051	$4,847,969

Purchases of property and equipment:
Specialty hospitals	$22,793	$33,675
Outpatient rehabilitation(2)	3,922	4,974
Concentra		3,210
Other(1)	1,133	4,909
Total company	$27,848	$46,768

N/M — Not Meaningful

N/A — Not Applicable

(1)         Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses

(2)         The outpatient rehabilitation segment includes the operating results of the contract therapy business for the three months ended March 31, 2016 and March 31, 2015. Total assets presented under outpatient rehabilitation at March 31, 2016 reflect the disposition of assets sold as a result of the sale of the contract therapy business.

(3)  We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Physiotherapy acquisition costs, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries. We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles. Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Following is a reconciliation of net income to Adjusted EBITDA as utilized by us in reporting our segment performance:

	Three Months Ended March 31,
	2015	2016
	(in thousands)
Net income	$37,285	$59,944
Income tax expense	23,184	17,060
Interest expense	21,388	38,848
Loss on early retirement of debt	—	773
Equity in earnings of unconsolidated subsidiaries	(2,592)	(4,652)
Non-operating gain, net	—	(25,087)
Stock compensation expense:
Included in general and administrative	1,891	3,248
Included in cost of services	436	728
Depreciation and amortization	17,348	34,517
Physiotherapy acquisition costs	—	3,236
Adjusted EBITDA	$98,940	$128,615

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, non-operating gain (loss), interest expense, income taxes, and non-controlling interest, which, in each case, are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 36.8% to $1,088.3 million for the three months ended March 31, 2016 compared to $795.3 million for the three months ended March 31, 2015, principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

Specialty Hospitals. Our specialty hospitals segment net operating revenues were $599.0 million for the three months ended March 31, 2016, compared to $598.8 million for the three months ended March 31, 2015. Our patient days decreased to 337,971 days for the three months ended March 31, 2016, as compared to 352,239 days for the three months ended March 31, 2015. Our closed specialty hospitals were responsible for 9,516 days of the decrease.  As discussed above under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015.  We experienced fewer patient days due to changes we implemented in response to Medicare patient criteria regulations in our LTCHs and specialty hospital closures. This decrease in patient days was offset in part by increases in our Medicare net revenue per patient day. During the fourth quarter of 2015, 16 of our LTCHs began to operate under the new payment rules. During the first quarter of 2016, we had an additional 37 LTCHs begin operating under the new payment rules. As of March 31, 2016, approximately 50% of our LTCHs are now operating under the new payment rules. Our average net revenue per patient day for all of our specialty hospitals increased to $1,632 for the three months ended March 31, 2016, compared to $1,575 for the three months ended March 31, 2015, principally as a result of increases in our Medicare net revenue per patient day. The increase in our Medicare net revenue per patient day resulted from the increase in patient acuity at LTCHs now operating under the Medicare patient criteria regulations. Our occupancy percentage declined to 72% for the three months ended March 31, 2016, compared to 73% for the three months ended March 31, 2015.

Outpatient Rehabilitation. Our outpatient rehabilitation segment net operating revenues increased 21.2% to $238.1 million for the three months ended March 31, 2016 compared to $196.4 million for three months ended March 31, 2015. This increase resulted principally from visits in our newly acquired outpatient rehabilitation clinics and increases in visits in our existing outpatient rehabilitation clinics. The net operating revenues generated by our outpatient rehabilitation clinics for the three months ended March 31, 2016 increased 25.1% compared to the three months ended March 31, 2015. This growth was principally due to a 27.5% increase in visits to 1,576,554, resulting from both our existing owned clinics and clinics acquired during the quarter. Our existing owned clinics experienced an 8.6% increase in visits from the same quarter in the prior year. Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the three months ended March 31, 2016 and 2015.

Concentra Segment.  For three months ended March 31, 2016, net operating revenues were $250.9 million, visits were 1,845,715 in the medical centers, and net revenue per visit was $118.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased by $268.2 million to $966.9 million, or 88.8% of net operating revenues, for the three months ended March 31, 2016, compared to $698.7 million, or 87.8% of net operating revenues, for the three months ended March 31, 2015.  The increase in operating expenses is principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016. Our cost of services, a major component of which is labor expense, was $922.3 million, or 84.7% of net operating revenues, for the three months ended March 31, 2016 compared to $664.4 million, or 83.5% of net operating revenues, for the three months ended March 31, 2015. The increase in cost of services as a percentage of net operating revenues resulted principally from Concentra and an increase in expenses relative to revenues at our specialty hospitals. Our specialty hospital labor costs increased as a result of higher labor costs associated with the increased patient acuity and higher wage rates for clinicians we are experiencing at our LTCHs now operating under the Medicare patient criteria regulations.  We have also elected to maintain certain staffing levels at our specialty hospitals, even though we experienced declines in patient volumes during the three months ended March 31, 2016, due to the difficulties in rehiring staff should patient volumes increase.  Facility rent expense, a component of cost of services, was $52.0 million for the three months ended March 31, 2016 compared to $33.4 million for the three months ended March 31, 2015. General and administrative expenses, which included $3.2 million of Physiotherapy acquisition costs, were $28.3 million for the three months ended March 31, 2016, compared to $21.7 million for the three months ended March 31, 2015. General and administrative expenses as a percentage of net operating revenues were 2.6% for the three months ended March 31, 2016 and 2.7% for the three months ended March 31, 2015. Our general and administrative expense, as a percentage of operating revenues, would have been 2.3% without the Physiotherapy acquisition costs. Our bad debt expense was $16.4 million, or 1.5% of net operating revenues, for the three months ended March 31, 2016 compared to $12.7 million, or 1.6% of net operating revenues, for the three months ended March 31, 2015.

Adjusted EBITDA

Specialty Hospitals. Adjusted EBITDA for our specialty hospitals was $86.8 million for the three months ended March 31, 2016, compared to $96.5 million for the three months ended March 31, 2015. Our Adjusted EBITDA margin for the segment was 14.5% for the three months ended March 31, 2016, compared to 16.1% for the three months ended March 31, 2015. The reduction in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was attributable to a 8.1% decline in Adjusted EBITDA in our LTCHs, which was attributable to our closed hospitals and increases in our cost of services as discussed above under ‘‘Operating Expenses.’’  We also experienced a decline resulting from start-up costs of $3.8 million in our IRFs in the three months ended March 31, 2016.

Outpatient Rehabilitation. Our Adjusted EBITDA for our outpatient rehabilitation segment increased 30.5% to $28.9 million for the three months ended March 31, 2016, compared to $22.1 million for the three months ended March 31, 2015. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.1% for the three months ended March 31, 2016, compared to 11.3% for the three months ended March 31, 2015. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $7.5 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, principally resulting from both growth at our existing clinics and from clinics acquired during the quarter. Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.9% for the three months ended March 31, 2016, compared to 12.6% for the three months ended March 31, 2015.

Concentra Segment.  For the three months ended March 31, 2016, Adjusted EBITDA was $34.2 million and the Adjusted EBITDA margin for the segment was 13.6%.

Other. The Adjusted EBITDA loss was $21.2 million for the three months ended March 31, 2016, compared to an Adjusted EBITDA loss of $19.7 million for the three months ended March 31, 2015.

Depreciation and Amortization

Depreciation and amortization expense was $34.5 million, including $15.4 million in our Concentra segment, for the three months ended March 31, 2016, compared to $17.3 million for the three months ended March 31, 2015.

Income from Operations

For the three months ended March 31, 2016, we had income from operations of $86.9 million compared to $79.3 million for the three months ended March 31, 2015. The increase in income from operations was principally the result of Concentra and growth at our outpatient rehabilitation segment.

Loss on Early Retirement of Debt

On March 4, 2016, we repaid the Series D Tranche B Term Loans under the Select credit facilities. During the three months ended March 31, 2016, we recognized a loss on early retirement of debt of $0.8 million.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended March 31, 2016, we had equity in earnings of unconsolidated subsidiaries of $4.7 million, compared to equity in earnings of unconsolidated subsidiaries of $2.6 million for the three months ended March 31, 2015. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures in which we own a non-controlling interest.

Non-Operating Gain, Net

For the three months ended March 31, 2016, we had a non-operating gain of $25.1 million. We sold our contract therapy business on March 31, 2016 for approximately $65.0 million and recognized a gain on the sale of the business of $30.4 million. Additionally, we recognized an impairment loss of $5.3 million on an investment in which we are a minority owner.

Interest Expense

Interest expense was $38.8 million for the three months ended March 31, 2016 compared to $21.4 million for the three months ended March 31, 2015. The increase in interest expense was principally due to increases in our indebtedness as a result of the acquisition of Concentra.

Income Taxes

We recorded income tax expense of $17.0 million for the three months ended March 31, 2016. The expense represented an effective tax rate of 22.2%. We recorded income tax expense of $23.2 million for the three months ended March 31, 2015. The expense represented an effective tax rate of 38.3%.

Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discrete items specific to a particular quarter and quarterly changes in our full year tax provision estimate. During the three months ended March 31, 2016, we sold our contract therapy business. For tax purposes, the sale was treated as a discrete tax event particular to the quarter ended March 31, 2016. Our tax basis in our contract therapy business exceeded our selling price. As a result, we had no tax expense from the sale which was the principal cause of the decrease in the effective tax rate.

Non-controlling Interests

Non-controlling interests in consolidated earnings were $5.1 million for the three months ended March 31, 2016 compared to $2.2 million for the three months ended March 31, 2015. The increase is principally due to the acquisition of Concentra. These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2016 and Three Months Ended March 31, 2015

In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Three Months Ended March 31,
	2015	2016
	(in thousands)

Cash provided by operating activities	$37,535	$111,152
Cash used in investing activities	(31,534)	(397,674)
Cash provided by (used in) financing activities	(2,767)	357,495
Increase in cash and equivalents	3,234	70,973
Cash and equivalents at beginning of period	3,354	14,435
Cash and equivalents at end of period	$6,588	$85,408

Operating activities provided $111.2 million of cash flows for the three months ended March 31, 2016, compared to $37.5 million of cash flows provided for the three months ended March 31, 2015.  The increase in operating cash flows for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is principally due to incremental cash flow provided from Concentra which was acquired on June 1, 2015, larger Medicare collections in our specialty hospitals, and cash distributions we received from unconsolidated investments in which we are minority owners.

Our days sales outstanding were 52 days at March 31, 2016, compared to 53 days at December 31, 2015 and 56 days at March 31, 2015. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding at March 31, 2016, December 31, 2015 and March 31, 2015 all fall within our expected range.

Investing activities used $397.7 million of cash flow for the three months ended March 31, 2016 principally due to the acquisition of Physiotherapy. Investing activities used $31.5 million of cash flow for the three months ended March 31, 2015, principally due to $27.8 million related to the purchase of property and equipment.

Financing activities for Select provided $357.5 million of cash flow for the three months ended March 31, 2016. The principal source of cash was the issuance of $625.0 million aggregate principal amount of Series F Tranche B Term Loans under the Select credit facilities, net of discounts and debt issuance costs of $24.9 million, offset by $215.7 million of cash used to repay the Series D Tranche B Term Loans under the Select credit facilities.

Financing activities for Select used $2.8 million of cash flow for the three months ended March 31, 2015. The principal uses of cash for financing activities were $26.9 million for a mandatory prepayment of term loans under the Select credit facilities and $13.1 million for dividend payments, offset by $40.0 million in net borrowings on the Select revolving facility.

Capital Resources

Working capital - We had net working capital of $328.8 million at March 31, 2016 compared to net working capital of $19.9 million at December 31, 2015. The increase in net working capital is primarily due to the extinguishment of Series D Tranche B Term Loans, which were due December 20, 2016 and were classified as a current liability at December 31, 2015, and an increase in cash over the three months ended March 31, 2016.

Select credit facilities - On March 2, 2016, Select made a principal prepayment of $10.2 million associated with the Select term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of the Select term loans as a result of annual excess cash flow as defined in the Select credit facilities.

At March 31, 2016, Select had outstanding borrowings under the Select credit facilities of $1,152.4 million of Select term loans (excluding unamortized discounts and debt issuance costs of $31.9 million) and borrowings of $315.0 million (excluding letters of credit) under the Select revolving facility. Select had $95.0 million of availability under the Select revolving facility (after giving effect to $40.0 million of outstanding letters of credit) at March 31, 2016.

The Select credit facilities require Select to maintain certain leverage ratios (as defined in the Select credit facilities). For the quarter ended March 31, 2016, Select was required to maintain its leverage ratio at less than 5.75 to 1.00. Select’s leverage ratio was 4.96 to 1.00 as of March 31, 2016.

Concentra credit facilities - Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.

At March 31, 2016, Concentra had outstanding borrowings of $646.6 million under the Concentra term loans (excluding unamortized discounts and debt issuance costs of $22.3 million). Concentra did not have any borrowings under the Concentra revolving facility. Concentra had $44.0 million of availability under its revolving facility (after giving effect to $6.0 million of outstanding letters of credit) at March 31, 2016.

Stock Repurchase Program - Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under Select’s revolving credit facility. Holdings did not repurchase shares during the three months ended March 31, 2016. Since the inception of the program through March 31, 2016, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

Liquidity - We believe our internally generated cash flows and borrowing capacity under the Select and Concentra credit facilities will be sufficient to finance operations over the next twelve months. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

Use of Capital Resources - We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers, and from time to time we may also develop new inpatient rehabilitation hospitals. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow our business through opportunistic acquisitions.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (the “ASU”) 2016-02, Leases. This ASU includes a lessee accounting model that recognizes two types of leases; finance and operating. This ASU requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than twelve months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease. For short-term leases of twelve months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight-line basis over the respective lease term.

The amendments in ASU 2016-02 will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial position, results of operations, and cash flows.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standard was effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of this standard, with a new effective date for fiscal years beginning after December 15, 2017. In March of 2016, the FASB issued ASU 2016-08 to further clarify the implementation guidance on principal versus agent considerations. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation- Stock Compensation, which simplifies various aspects of accounting for share-based payments to employees. The areas for simplification involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In April and August 2015, the FASB issued ASU 2015-03 and ASU 2015-15, each titled Interest- Imputation of Interest, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The Company adopted the standard at the beginning of the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively conformed to reflect the adoption of the standard and approximately $38.0 million of unamortized debt issuance costs are now classified as a direct reduction of debt, rather than a component of other assets.

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

As of March 31, 2016, Select had $1,152.4 million (excluding unamortized discounts and debt issuance costs) in term loans outstanding under the Select credit facilities and $315.0 million in revolving borrowings outstanding under the Select credit facilities, which bear interest at variable rates.

As of March 31, 2016, Concentra had outstanding borrowings under the Concentra credit facilities of $646.6 million (excluding unamortized discounts and debt issuance costs) of term loans, which bear interest at variable rates. Concentra did not have any outstanding revolving borrowings.  Certain of Select’s and Concentra’s outstanding borrowings that bear interest at variable rates were effectively fixed as of March 31, 2016 based upon then current interest rates because the Adjusted LIBO Rate did not then exceed the applicable Adjusted LIBO Rate floors for such borrowings:

•                  Select’s aggregate $527.4 million in Series E Tranche B Term Loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Select’s interest rate on this indebtedness is effectively fixed at 6.00%.

•                  Select’s aggregate $625.0 million in Series F Tranche B Term Loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Select’s interest rate on this indebtedness is effectively fixed at 6.00%.

•                  the $446.6 million Concentra first lien term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Concentra’s interest rate on this indebtedness is effectively fixed at 4.00%.

•                  the $200.0 million Concentra second lien term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Concentra’s interest rate on this indebtedness is effectively fixed at 9.00%.

However, the Select and Concentra revolving borrowings are not subject to an Adjusted LIBO Rate floor.

The following table summarizes the impact of hypothetical increases in market interest rates as of March 31, 2016 on our consolidated interest expense over the subsequent twelve month period:

Increase in Market Interest Rate	Interest Rate Expense Increases Per Annum (in thousands)(1)
0.25%	$787.5
0.50%	$3,913.8
0.75%	$9,199.0
1.00%	$14,484.1

(1)                                 Based on the 3-month LIBOR rate of 0.63% as of March 31, 2016, a change in interest rates of up to 0.37% would only increase interest expense with respect to the Select and Concentra revolving borrowings, which are not subject to an Adjusted LIBO Rate floor. Increases in interest rates greater than 0.37% as of March 31, 2016 would impact the interest rate paid on all of Select’s and Concentra’s variable rate debt, as indicated in the table above.

ITEM 4.                                                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of March 31, 2016 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

Physiotherapy Acquisition

On March 4, 2016, Select consummated the acquisition of Physiotherapy. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC (‘‘SSH-Evansville’’), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the U.S. Department of Justice notified the court of its decision not to intervene in the case, and the court thereafter approved a case management plan imposing certain deadlines. The defendants filed a Motion to Dismiss the Second Amended Complaint in December 2015. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. (‘‘SSH-Knoxville’’), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the Court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015. The defendants filed a Motion to Dismiss such Complaint in November 2015. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.                                          RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 51 hereof.

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
Dated: May 5, 2016

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: May 5, 2016

EXHIBIT INDEX

Exhibit	Description

2.1

Agreement and Plan of Merger, by and among Select Medical Corporation, Grip Merger Sub, Inc., Physiotherapy Associates Holdings, Inc. and KHR Physio, LLC, dated January 22, 2016, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on January 25, 2016 (Reg. Nos. 001-34465 and 001-31441).

2.2

First Amendment to Agreement and Plan of Merger, by and among Select Medical Corporation, Grip Merger Sub, Inc., Physiotherapy Associates Holdings, Inc. and KHR Physio, LLC, dated March 4, 2016, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

2.3

Stock Purchase Agreement, by and among Encore GC Acquisition, LLC, Select Medical Corporation, Select Medical New York, Inc., Select Medical Rehabilitation Services, Inc. and Metro Therapy, Inc., dated March 31, 2016.

10.1

Additional Credit Extension Amendment, dated March 4, 2016, among Select Medical Holdings Corporation (“Holdings”), Select Medical Corporation (“Select”), the subsidiaries of Holdings and Select named therein, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and lender, and the additional lenders named therein incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

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

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the three months ended March 31, 2016 and (v) Notes to Condensed Consolidated Financial Statements.

PLEASE NOTE: Pursuant to the rules and regulations of the SEC, we have filed the Stock Purchase Agreement referenced above as Exhibit 2.3 to this Quarterly Report on Form 10-Q. This agreement has been filed to provide investors with information regarding its terms. This agreement is not intended to provide any other factual information about the Company or its business or operations. In particular, the assertions embodied in any representations, warranties and covenants contained in this agreement may be subject to qualifications with respect to knowledge and materiality different from those applicable to investors and may be qualified by information in confidential disclosure schedules not included with the exhibits. These disclosure schedules may contain information that modifies, qualifies and creates exceptions to the representations, warranties and covenants set forth in this agreement. Moreover, certain representations, warranties and covenants in this agreement may have been used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, investors should not rely on the representations, warranties and covenants in this agreement.