Form 10-Q
period 2016-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2016-08-04
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

YES  ☐       NO  ☒

As of June 30, 2016, Select Medical Holdings Corporation had outstanding 131,472,188 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly owned operating subsidiary of Holdings, and any of Select’s subsidiaries. Any reference to “Concentra” refers to Concentra Inc., the indirect operating subsidiary of Concentra Group Holdings, LLC (“Group Holdings”), and its subsidiaries. References to the “Company,” “we,” “us” and “our” refer collectively to Holdings, Select, and Group Holdings and its subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2015	2016	2015	2016

ASSETS
Current Assets:
Cash and cash equivalents	$14,435	$78,420	$14,435	$78,420
Accounts receivable, net of allowance for doubtful accounts
of $61,133 and $56,664 at 2015 and 2016, respectively	603,558	613,790	603,558	613,790
Current deferred tax asset	28,688	43,955	28,688	43,955
Prepaid income taxes	16,694	—	16,694	—
Other current assets	85,779	88,862	85,779	88,862
Total Current Assets	749,154	825,027	749,154	825,027

Property and equipment, net	864,124	889,171	864,124	889,171
Goodwill	2,314,624	2,638,286	2,314,624	2,638,286
Other identifiable intangibles, net	318,675	343,928	318,675	343,928
Other assets	142,101	141,937	142,101	141,937

Total Assets	$4,388,678	$4,838,349	$4,388,678	$4,838,349

Current Liabilities:
Bank overdrafts	$28,615	$26,477	$28,615	$26,477
Current portion of long-term debt and notes payable	225,166	10,511	225,166	10,511
Accounts payable	137,409	118,420	137,409	118,420
Accrued payroll	120,989	135,552	120,989	135,552
Accrued vacation	73,977	81,074	73,977	81,074
Accrued interest	9,401	16,927	9,401	16,927
Accrued other	133,728	134,085	133,728	134,085
Income taxes payable	—	12,314	—	12,314
Total Current Liabilities	729,285	535,360	729,285	535,360

Long-term debt, net of current portion	2,160,730	2,707,311	2,160,730	2,707,311
Non-current deferred tax liability	218,705	201,538	218,705	201,538
Other non-current liabilities	133,220	131,699	133,220	131,699

Total Liabilities	3,241,940	3,575,908	3,241,940	3,575,908

Commitments and contingencies (Note 11)

Redeemable non-controlling interests	238,221	245,784	238,221	245,784

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 131,282,798 and 131,472,188 shares issued and outstanding at 2015 and 2016, respectively	131	131	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	424,506	432,951	904,375	913,058
Retained earnings (accumulated deficit)	434,616	522,995	(45,122)	43,019
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	859,253	956,077	859,253	956,077
Non-controlling interest	49,264	60,580	49,264	60,580
Total Equity	908,517	1,016,657	908,517	1,016,657

Total Liabilities and Equity	$4,388,678	$4,838,349	$4,388,678	$4,838,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2015	2016	2015	2016

Net operating revenues	$887,065	$1,097,631	$887,065	$1,097,631

Costs and expenses:
Cost of services	743,879	916,985	743,879	916,985
General and administrative	24,041	25,870	24,041	25,870
Bad debt expense	12,286	17,517	12,286	17,517
Depreciation and amortization	21,848	36,205	21,848	36,205
Total costs and expenses	802,054	996,577	802,054	996,577

Income from operations	85,011	101,054	85,011	101,054

Other income and expense:
Equity in earnings of unconsolidated subsidiaries	3,848	4,546	3,848	4,546
Non-operating gain	—	13,035	—	13,035
Interest expense	(25,288)	(44,332)	(25,288)	(44,332)

Income before income taxes	63,571	74,303	63,571	74,303

Income tax expense	23,517	33,450	23,517	33,450
Net income	40,054	40,853	40,054	40,853

Less: Net income attributable to non-controlling interests	3,114	6,918	3,114	6,918

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$36,940	$33,935	$36,940	$33,935

Basic	$0.28	$0.26
Diluted	$0.28	$0.26

Weighted average shares outstanding:
Basic	127,674	127,626
Diluted	128,009	127,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016

Net operating revenues	$1,682,408	$2,185,961	$1,682,408	$2,185,961

Costs and expenses:
Cost of services	1,408,264	1,839,247	1,408,264	1,839,247
General and administrative	45,716	54,138	45,716	54,138
Bad debt expense	24,956	33,914	24,956	33,914
Depreciation and amortization	39,196	70,722	39,196	70,722
Total costs and expenses	1,518,132	1,998,021	1,518,132	1,998,021

Income from operations	164,276	187,940	164,276	187,940

Other income and expense:
Loss on early retirement of debt	—	(773)	—	(773)
Equity in earnings of unconsolidated subsidiaries	6,440	9,198	6,440	9,198
Non-operating gain	—	38,122	—	38,122
Interest expense	(46,676)	(83,180)	(46,676)	(83,180)

Income before income taxes	124,040	151,307	124,040	151,307

Income tax expense	46,701	50,510	46,701	50,510
Net income	77,339	100,797	77,339	100,797

Less: Net income attributable to non-controlling interests	5,336	12,029	5,336	12,029

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$72,003	$88,768	$72,003	$88,768

Basic	$0.55	$0.68
Diluted	$0.55	$0.68

Dividends paid per share	$0.10	$—

Weighted average shares outstanding:
Basic	127,620	127,563
Diluted	127,944	127,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders				Non-
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	controlling Interests
Balance at December 31, 2015		$908,517	131,283	$131	$424,506	$434,616	$49,264
Net income	$90,774	90,774				88,768	2,006
Net income - attributable to redeemable non-controlling interests	10,023
Total comprehensive income	$100,797
Issuance and vesting of restricted stock		7,786	149	0	7,786
Tax benefit from stock based awards		269			269
Repurchase of common shares		(506)	(38)	0	(238)	(268)
Stock option expense		4			4
Exercise of stock options		657	78	0	657
Non-controlling interests acquired in business combination		2,514					2,514
Distributions to non-controlling interests		(3,505)					(3,505)
Issuance of non-controlling interests		9,831					9,831
Purchase of redeemable non-controlling interests		320				320
Other		(4)			(33)	(441)	470
Balance at June 30, 2016		$1,016,657	131,472	$131	$432,951	$522,995	$60,580

			Select Medical Corporation Stockholders				Non-
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	controlling Interests
Balance at December 31, 2015		$908,517	0	$0	$904,375	$(45,122)	$49,264
Net income	$90,774	90,774				88,768	2,006
Net income - attributable to redeemable non-controlling interests	10,023
Total comprehensive income	$100,797
Additional investment by Holdings		657			657
Dividends declared and paid to Holdings		(506)				(506)
Contribution related to restricted stock awards and stock option issuances by Holdings		7,790			7,790
Tax benefit from stock based awards		269			269
Non-controlling interests acquired in business combination		2,514					2,514
Distributions to non-controlling interests		(3,505)					(3,505)
Issuance of non-controlling interests		9,831					9,831
Purchase of redeemable non-controlling interests		320				320
Other		(4)			(33)	(441)	470
Balance at June 30, 2016		$1,016,657	0	$0	$913,058	$43,019	$60,580

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016

Operating activities
Net income	$77,339	$100,797	$77,339	$100,797
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	52	12,039	52	12,039
Depreciation and amortization	39,196	70,722	39,196	70,722
Amortization of leasehold interests	—	295	—	295
Provision for bad debts	24,956	33,914	24,956	33,914
Equity in earnings of unconsolidated subsidiaries	(6,440)	(9,198)	(6,440)	(9,198)
Loss on early retirement of debt	—	773	—	773
Loss on disposal of assets	251	55	251	55
Gain on sale of assets and business	—	(43,461)	—	(43,461)
Impairment of equity investment	—	5,339	—	5,339
Stock compensation expense	5,794	8,174	5,794	8,174
Amortization of debt discount, premium and issuance costs	4,027	7,077	4,027	7,077
Deferred income taxes	(4,428)	(13,286)	(4,428)	(13,286)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(89,265)	(44,096)	(89,265)	(44,096)
Other current assets	(8,038)	11,011	(8,038)	11,011
Other assets	3,568	4,213	3,568	4,213
Accounts payable	8,925	(15,852)	8,925	(15,852)
Accrued expenses	707	20,632	707	20,632
Income taxes	18,416	28,821	18,416	28,821
Net cash provided by operating activities	75,060	177,969	75,060	177,969

Investing activities
Purchases of property and equipment	(68,912)	(80,258)	(68,912)	(80,258)
Proceeds from sale of assets and business	—	71,366	—	71,366
Investment in businesses	(855)	(1,590)	(855)	(1,590)
Acquisition of businesses, net of cash acquired	(1,047,997)	(421,519)	(1,047,997)	(421,519)
Net cash used in investing activities	(1,117,764)	(432,001)	(1,117,764)	(432,001)

Financing activities
Borrowings on revolving facilities	660,000	320,000	660,000	320,000
Payments on revolving facilities	(400,000)	(380,000)	(400,000)	(380,000)
Net proceeds from Select term loans	—	600,127	—	600,127
Net proceeds from Concentra term loans	623,575	—	623,575	—
Payments on term loans	(26,884)	(229,649)	(26,884)	(229,649)
Borrowings of other debt	9,590	22,082	9,590	22,082
Principal payments on other debt	(8,320)	(9,926)	(8,320)	(9,926)
Dividends paid to common stockholders	(13,129)	—	—	—
Dividends paid to Holdings	—	—	(13,129)	(506)
Repurchase of common stock	—	(506)	—	—
Proceeds from issuance of common stock	1,325	657	—	—
Equity investment by Holdings	—	—	1,325	657
Proceeds from issuance of non-controlling interest	217,065	3,103	217,065	3,103
Proceeds from (repayments of) bank overdrafts	5,590	(2,138)	5,590	(2,138)
Tax benefit from stock based awards	11	269	11	269
Purchase of non-controlling interests	—	(1,294)	—	(1,294)
Distributions to non-controlling interests	(4,282)	(4,708)	(4,282)	(4,708)
Net cash provided by financing activities	1,064,541	318,017	1,064,541	318,017

Net increase in cash and cash equivalents	21,837	63,985	21,837	63,985

Cash and cash equivalents at beginning of period	3,354	14,435	3,354	14,435
Cash and cash equivalents at end of period	$25,191	$78,420	$25,191	$78,420

Supplemental Cash Flow Information
Cash paid for interest	$39,932	$69,315	$39,932	$69,315
Cash paid for taxes	$32,702	$35,518	$32,702	$35,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of June 30, 2016, and for the three and six month periods ended June 30, 2015 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The condensed consolidated financial statements of Holdings include the accounts of its wholly owned subsidiary, Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation, which simplifies various aspects of accounting for share-based payments to employees. The areas for simplification involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU includes a lessee accounting model that recognizes two types of leases; finance and operating. This ASU requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than twelve months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. For short-term leases of twelve months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight-line basis over the respective lease term.

The amendments in ASU 2016-02 will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. A modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes. The intent is to simplify the presentation of deferred income taxes through the requirement that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The revised guidance is effective for annual fiscal periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the standard.

In May 2014, March 2016, and April 2016 the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a modified retrospective or cumulative effect transition method for retrospective application.  The Company is currently evaluating the standards to determine the impact they will have on its consolidated financial statements.

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

3.              Acquisitions

Physiotherapy Acquisition

On March 4, 2016, Select acquired 100% of the issued and outstanding equity securities of Physiotherapy Associates Holdings, Inc. (“Physiotherapy”) for $408.7 million, which is subject to a post closing purchase price adjustment, net of $12.3 million of cash acquired. Select financed the acquisition using a combination of cash on hand and proceeds from an incremental term loan facility under the Select credit facilities, as defined below (see note 7 for more details). During the six months ended June 30, 2016, $3.2 million of Physiotherapy acquisition costs were recognized in general and administrative expense.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed, in accordance with the acquisition method of accounting (in thousands):

Cash and cash equivalents	$12,340
Identifiable tangible assets, excluding cash and cash equivalents	93,426
Identifiable intangible assets	33,495
Goodwill	319,203
Total assets	458,464
Total liabilities	34,956
Acquired non-controlling interests	2,514
Net assets acquired	420,994
Less: Cash and cash equivalents acquired	(12,340)
Net cash paid	$408,654

Goodwill of $319.2 million has been preliminarily recognized in the transaction, representing the excess of the purchase price over the value of the tangible and intangible assets acquired and liabilities assumed. The factors considered in determining the goodwill that resulted from the Physiotherapy purchase price included Physiotherapy’s future earnings potential and the value of the assembled workforce. The goodwill has been allocated to the outpatient rehabilitation segment and is not deductible for tax purposes. However, prior to its acquisition by the Company, Physiotherapy completed certain acquisitions that resulted in goodwill with an estimated value of $8.8 million that is deductible for tax purposes, which the Company will deduct through 2030.

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

During the year ended December 31, 2015, the Company finalized the purchase price allocation to identifiable intangible assets, fixed assets, non-controlling interests, and certain pre-acquisition contingencies. During the quarter ended June 30, 2016, the Company completed the accounting for certain deferred tax matters.

The following table summarizes the allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed, in accordance with the acquisition method of accounting (in thousands):

Cash and cash equivalents	$3,772
Identifiable tangible assets, excluding cash and cash equivalents	406,926
Identifiable intangible assets	254,990
Goodwill	651,152
Total assets	1,316,840
Total liabilities	248,797
Acquired non-controlling interests	17,084
Net assets acquired	1,050,959
Less: Cash and cash equivalents acquired	(3,772)
Net cash paid	$1,047,187

Goodwill of $651.2 million was recognized in the transaction, representing the excess of the purchase price over the value of the tangible and intangible assets acquired and liabilities assumed. The factors considered in determining the goodwill that resulted from the Concentra purchase price included Concentra’s future earnings potential and the value of Concentra’s assembled workforce. The goodwill is allocated to the Concentra segment and is not deductible for tax purposes. However, prior to its acquisition by MJ Acquisition Corporation, Concentra completed certain acquisitions that resulted in goodwill with an estimated value of $23.9 million that is deductible for tax purposes, which the Company will deduct through 2025.

For the three months ended June 30, 2016, Concentra contributed net revenue of $254.9 million and net income of approximately $4.7 million, which are reflected in the Company’s consolidated statements of operations. For the six months ended June 30, 2016, Concentra contributed net revenue of $505.7 million and net income of approximately $7.0 million, which are reflected in the Company’s consolidated statements of operations.

Pro Forma Results

The following pro forma unaudited results of operations have been prepared assuming the acquisitions of Concentra and Physiotherapy occurred January 1, 2014 and 2015, respectively. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisitions been consummated on the aforementioned dates. The three months ended June 30, 2016, includes both Concentra and Physiotherapy for the entire period and there are no pro forma adjustments; therefore, no pro forma information is presented for the period.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2015	2016
	(in thousands, except per share amounts)
Net revenue	$1,135,268	$2,250,274	$2,239,491
Net income attributable to Holdings	38,671	64,069	85,820
Income per common share:
Basic	$0.29	$0.49	$0.64
Diluted	$0.29	$0.49	$0.64

The pro forma financial information is based on the preliminary allocation of the purchase price of the Physiotherapy acquisition, and therefore subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at a statutory rate, as if Concentra and Physiotherapy had been subsidiaries of the Company as of January 1, 2014 and 2015, respectively.

Pro forma results for the six months ended June 30, 2015 were adjusted to include $3.2 million of Physiotherapy acquisition costs and exclude $4.7 million of Concentra acquisition costs. Pro forma results for the six months ended June 30, 2016 were adjusted to exclude approximately $3.2 million of Physiotherapy acquisition costs.

Other Acquisitions

In addition to the acquisition of Physiotherapy, during the six months ended June 30, 2016, the Company acquired interests in several businesses. The Company provided total consideration of $49.7 million, consisting of cash amounting to $12.5 million (net of cash acquired), minority interest issued of $9.8 million, and liabilities assumed of $1.3 million, for identifiable tangible net assets consisting principally of accounts receivable and property and equipment with an aggregate fair value of $11.0 million. Based on the preliminary purchase price allocations, these acquisitions resulted in recognition of goodwill of $14.6 million in the specialty hospital segment, $0.5 million in the outpatient rehabilitation segment and $3.5 million in the Concentra segment.

4.              Sale of Businesses

The Company recognized a non-operating gain of $43.4 million for the six months ended June 30, 2016. The Company sold its contract therapy businesses for $65.0 million, resulting in a non-operating gain of $33.9 million. The Company also transferred five specialty hospitals in an exchange transaction and sold nine outpatient rehabilitation clinics, which resulted in non-operating gains of $7.8 million and $1.7 million, respectively.

5.              Impairment of Equity Investment

During the six months ended June 30, 2016, the Company recognized an impairment loss of $5.3 million on one of its equity investments.  The loss, which was triggered by a planned sale of the investee by the controlling interest, is reflected as part of non-operating gain on the Company’s consolidated statements of operations.

6.              Intangible Assets

The net carrying value of the Company’s goodwill and identifiable intangible assets consist of the following:

	December 31, 2015	June 30, 2016
	(in thousands)
Goodwill	$2,314,624	$2,638,286
Identifiable intangibles—Indefinite lived assets:
Trademarks	162,609	166,419
Certificates of need	13,022	13,156
Accreditations	2,045	2,135
Identifiable intangibles—Finite lived assets:
Customer relationships	132,751	125,765
Favorable leasehold interests	8,248	11,699
Non-compete agreements	—	24,754
Total identifiable intangibles	$2,633,299	$2,982,214

The Company’s customer relationships and non-compete agreement assets amortize over their estimated useful lives. Amortization expense for the Company’s customer relationships and non-compete agreements was $4.3 million and $1.1 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense was $8.1 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. Estimated amortization expense of the Company’s customer relationships and non-compete agreements for each of the five succeeding years is $16.4 million.

In addition, the Company has recognized unfavorable leasehold interests which are recorded as liabilities. The net carrying value of unfavorable leasehold interests was $4.3 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively.

The Company’s favorable leasehold assets and unfavorable leasehold liabilities are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date. The net effect of this amortization increased rent expense by $0.2 million for the three months ended June 30, 2016 and $0.3 million for the six months ended June 30, 2016.

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At June 30, 2016, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 3.1 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the six months ended June 30, 2016 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2015	$1,357,379	$306,595	$650,650	$2,314,624
Acquired	14,600	357,808	3,545	375,953
Measurement period adjustment	—	(38,090)	4,825	(33,265)
Disposed	(10,633)	(8,393)	—	(19,026)
Balance as of June 30, 2016	$1,361,346	$617,920	$659,020	$2,638,286

See Note 3 for details of the goodwill acquired during the period.

7. Indebtedness

For purposes of this indebtedness footnote, references to Select exclude Concentra, because the Concentra credit facilities are non-recourse to Holdings and Select.

The components of long-term debt and notes payable are shown in the following tables:

	December 31, 2015	June 30, 2016
	(in thousands)
Select 6.375% senior notes(1)	$700,867	$701,703
Select credit facilities:
Select revolving facility	295,000	240,000
Select term loans(2)	743,071	1,121,105
Other—Select	11,987	24,158
Total Select debt	1,750,925	2,086,966
Less: Select current maturities	222,905	6,778
Select long-term debt maturities	$1,528,020	$2,080,188

Concentra credit facilities:
Concentra revolving facility	$5,000	$—
Concentra term loans(3)	624,659	624,113
Other—Concentra	5,312	6,743
Total Concentra debt	634,971	630,856
Less: Concentra current maturities	2,261	3,733
Concentra long-term debt maturities	$632,710	$627,123

Total current maturities	$225,166	$10,511
Total long-term debt maturities	2,160,730	2,707,311
Total debt	$2,385,896	$2,717,822

(1)                                 Includes unamortized premium of $1.2 million and $1.1 million at December 31, 2015 and June 30, 2016, respectively. Includes unamortized debt issuance costs of $10.4 million and $9.4 million at December 31, 2015 and June 30, 2016, respectively.

(2)                                 Includes unamortized discounts of $2.8 million and $13.8 million at December 31, 2015 and June 30, 2016, respectively. Includes unamortized debt issuance costs of $7.4 million and $16.0 million at December 31, 2015 and June 30, 2016, respectively.

(3)                                 Includes unamortized discounts of $2.9 million and $2.7 million at December 31, 2015 and June 30, 2016, respectively. Includes unamortized debt issuance costs of $20.2 million and $18.7 million at December 31, 2015 and June 30, 2016, respectively.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from July 1, 2016 through December 31, 2016 and the years after 2016 are approximately as follows:

	Select	Concentra	Total
	(in thousands)
July 1, 2016 — December 31, 2016	$8,880	$3,559	$12,439
2017	15,257	5,871	21,128
2018	771,228	4,597	775,825
2019	18,070	4,615	22,685
2020	6,288	4,636	10,924
2021 and beyond	1,305,313	628,965	1,934,278
Total principal	2,125,036	652,243	2,777,279
Unamortized discounts and premiums	(12,663)	(2,677)	(15,340)
Unamortized debt issuance costs	(25,407)	(18,710)	(44,117)
Total	$2,086,966	$630,856	$2,717,822

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

During the six months ended June 30, 2016, the Company recognized a loss on early retirement of debt of $0.8 million relating to the repayment of the Series D Tranche B Term Loans under the Select credit facilities.

8. Fair Value

Financial instruments include cash and cash equivalents, notes payable and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

	December 31, 2015			June 30, 2016
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
	(in thousands)
Select 6.375% senior notes(1)	$710,000	$700,867	$623,948	$710,000	$701,703	$674,926
Select credit facilities(2)	1,048,277	1,038,071	1,023,616	1,390,877	1,361,105	1,376,415
Concentra credit facilities(3)	652,750	629,659	645,392	645,500	624,113	638,159

(1)                                 The carrying value includes unamortized premium of $1.2 million and $1.1 million at December 31, 2015 and June 30, 2016, respectively. Includes unamortized debt issuance costs of $10.4 million and $9.4 million at December 31, 2015 and June 30, 2016, respectively.

(2)                                 The carrying value includes unamortized discounts of $2.8 million and $13.8 million at December 31, 2015 and June 30, 2016, respectively. Includes unamortized debt issuance costs of $7.4 million and $16.0 million at December 31, 2015 and June 30, 2016, respectively.

(3)                                 The carrying value includes unamortized discounts of $2.9 million and $2.7 million at December 31, 2015 and June 30, 2016, respectively. Includes unamortized debt issuance costs of $20.2 million and $18.7 million at December 31, 2015 and June 30, 2016, respectively.

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

9. Segment Information

The Company’s reportable segments consist of: (i) specialty hospitals, (ii) outpatient rehabilitation, and (iii) Concentra. Other activities include the Company’s corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, Physiotherapy acquisition costs, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries.

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	Three Months Ended June 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Net operating revenues	$592,336	$207,795	$86,829	$105	$887,065
Adjusted EBITDA	91,447	28,722	11,199	(16,471)	114,897
Total assets	2,372,723	538,586	1,320,941	109,085	4,341,335
Capital expenditures	31,042	3,103	3,854	3,065	41,064

	Three Months Ended June 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$585,816	$256,928	$254,868	$19	$1,097,631
Adjusted EBITDA	82,739	38,132	43,039	(22,453)	141,457
Total assets	2,448,390	984,140	1,333,293	72,526	4,838,349
Capital expenditures	21,313	3,825	4,716	3,636	33,490

	Six Months Ended June 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Net operating revenues	$1,191,117	$404,238	$86,829	$224	$1,682,408
Adjusted EBITDA	187,919	50,855	11,199	(36,136)	213,837
Total assets	2,372,723	538,586	1,320,941	109,085	4,341,335
Capital expenditures	53,835	7,025	3,854	4,198	68,912

	Six Months Ended June 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(2)	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,184,770	$495,010	$505,745	$436	$2,185,961
Adjusted EBITDA	169,495	67,011	77,192	(43,626)	270,072
Total assets	2,448,390	984,140	1,333,293	72,526	4,838,349
Capital expenditures	54,988	8,798	7,927	8,545	80,258

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$91,447	$28,722	$11,199	$(16,471)
Depreciation and amortization	(13,404)	(3,177)	(4,194)	(1,073)
Stock compensation expense	—	—	—	(3,323)
Concentra acquisition costs	—	—	(4,715)	—
Income (loss) from operations	$78,043	$25,545	$2,290	$(20,867)	$85,011
Equity in earnings of unconsolidated subsidiaries					3,848
Interest expense					(25,288)
Income before income taxes					$63,571

	Three Months Ended June 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$82,739	$38,132	$43,039	$(22,453)
Depreciation and amortization	(13,812)	(6,202)	(14,916)	(1,275)
Stock compensation expense	—	—	(192)	(4,006)
Income (loss) from operations	$68,927	$31,930	$27,931	$(27,734)	$101,054
Equity in earnings of unconsolidated subsidiaries					4,546
Non-operating gain					13,035
Interest expense					(44,332)
Income before income taxes					$74,303

	Six Months Ended June 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Adjusted EBITDA	$187,919	$50,855	$11,199	$(36,136)
Depreciation and amortization	(26,627)	(6,317)	(4,194)	(2,058)
Stock compensation expense	—	—	—	(5,650)
Concentra acquisition costs	—	—	(4,715)	—
Income (loss) from operations	$161,292	$44,538	$2,290	$(43,844)	$164,276
Equity in earnings of unconsolidated subsidiaries					6,440
Interest expense					(46,676)
Income before income taxes					$124,040

	Six Months Ended June 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(2)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$169,495	$67,011	$77,192	$(43,626)
Depreciation and amortization	(27,705)	(10,238)	(30,292)	(2,487)
Stock compensation expense	—	—	(384)	(7,790)
Physiotherapy acquisition costs	—	—	—	(3,236)
Income (loss) from operations	$141,790	$56,773	$46,516	$(57,139)	$187,940
Loss on early retirement of debt					(773)
Equity in earnings of unconsolidated subsidiaries					9,198
Non-operating gain					38,122
Interest expense					(83,180)
Income before income taxes					$151,307

(1)                     The selected financial data for the Company’s Concentra segment for the periods presented begins as of June 1, 2015, which is the date the Concentra acquisition was consummated.

(2)                     The outpatient rehabilitation segment includes the operating results of contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$36,940	$33,935	$72,003	$88,768
Less: Earnings allocated to unvested restricted stockholders	1,011	972	1,984	2,552
Net income available to common stockholders	$35,929	$32,963	$70,019	$86,216

Denominator:
Weighted average shares — basic	127,674	127,626	127,620	127,563
Effect of dilutive securities:
Stock options	335	194	324	146
Weighted average shares — diluted	128,009	127,820	127,944	127,709

Basic income per common share	$0.28	$0.26	$0.55	$0.68
Diluted income per common share	$0.28	$0.26	$0.55	$0.68

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

On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. (‘‘SSH-Knoxville’’), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015. The defendants filed a Motion to Dismiss such Complaint in November 2015, and the court approved such Motion and dismissed the lawsuit in June 2016. In July 2016, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At June 30, 2016, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties, inpatient rehabilitation facilities, and Concentra centers totaling approximately $9.4 million

12. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2015 and June 30, 2016 and for the three and six months ended June 30, 2015 and 2016.

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

Select Medical Corporation

Condensed Consolidating Balance Sheet

June 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,071	$8,111	$5,374	$60,864	$—		$78,420
Accounts receivable, net	—	420,863	74,638	118,289	—		613,790
Current deferred tax asset	9,106	21,379	4,432	9,038	—		43,955
Intercompany receivables	—	2,065,057	162,585	—	(2,227,642	)(a)	—
Other current assets	13,459	41,891	6,691	26,821	—		88,862
Total Current Assets	26,636	2,557,301	253,720	215,012	(2,227,642)		825,027

Property and equipment, net	44,793	582,067	61,493	200,818	—		889,171
Investment in affiliates	4,547,761	66,319	—	—	(4,614,080	)(b) (c)	—
Goodwill	—	1,979,267	—	659,019	—		2,638,286
Other identifiable intangibles, net	—	105,280	—	238,648	—		343,928
Non-current deferred tax asset	15,175	—	—	—	(15,175	)(d)	—
Other assets	8,110	112,864	1,167	19,796	—		141,937

Total Assets	$4,642,475	$5,403,098	$316,380	$1,333,293	$(6,856,897)		$4,838,349

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$26,477	$—	$—	$—	$—		$26,477
Current portion of long-term debt and notes payable	6,112	508	158	3,733	—		10,511
Accounts payable	8,204	79,941	13,815	16,460	—		118,420
Intercompany payables	2,065,057	162,585	—	—	(2,227,642	)(a)	—
Accrued payroll	8,569	79,177	8,358	39,448	—		135,552
Accrued vacation	3,352	49,989	15,191	12,542	—		81,074
Accrued interest	13,933	2	7	2,985	—		16,927
Accrued other	39,267	55,732	9,109	29,977	—		134,085
Income taxes payable	1,040	—	—	11,274	—		12,314
Total Current Liabilities	2,172,011	427,934	46,638	116,419	(2,227,642)		535,360

Long-term debt, net of current portion	1,467,920	491,355	120,914	627,122	—		2,707,311
Non-current deferred tax liability	—	106,571	8,969	101,173	(15,175	)(d)	201,538
Other non-current liabilities	46,467	49,000	4,391	31,841	—		131,699

Total Liabilities	3,686,398	1,074,860	180,912	876,555	(2,242,817)		3,575,908

Redeemable non-controlling interests	—	—	11,328	234,456	—		245,784

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	913,058	—	—	—	—		913,058
Retained earnings (accumulated deficit)	43,019	1,250,956	(16,937)	835	(1,234,854	)(c)	43,019
Subsidiary investment	—	3,077,282	84,009	217,935	(3,379,226	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	956,077	4,328,238	67,072	218,770	(4,614,080)		956,077

Non-controlling interest	—	—	57,068	3,512	—		60,580
Total Equity	956,077	4,328,238	124,140	222,282	(4,614,080)		1,016,657

Total Liabilities and Equity	$4,642,475	$5,403,098	$316,380	$1,333,293	$(6,856,897)		$4,838,349

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$20	$720,404	$122,339	$254,868	$—		$1,097,631

Costs and expenses:
Cost of services	606	571,001	138,496	206,882	—		916,985
General and administrative	25,844	26	—	—	—		25,870
Bad debt expense	—	10,265	2,113	5,139	—		17,517
Depreciation and amortization	1,276	17,184	2,829	14,916	—		36,205
Total costs and expenses	27,726	598,476	143,438	226,937	—		996,577

Income (loss) from operations	(27,706)	121,928	(21,099)	27,931	—		101,054

Other income and expense:
Intercompany interest and royalty fees	(1,532)	(50,979)	52,511	—	—		—
Intercompany management fees	38,783	(32,280)	(6,503)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,519	27	—	—		4,546
Non-operating gain	10,463	2,572	—	—	—		13,035
Interest expense	(25,544)	(6,685)	(1,851)	(10,252)	—		(44,332)

Income (loss) from operations before income taxes	(5,536)	39,075	23,085	17,679	—		74,303

Income tax expense (benefit)	(473)	26,370	672	6,881	—		33,450
Equity in earnings of subsidiaries	38,998	21,526	—	—	(60,524	)(a)	—

Net income	33,935	34,231	22,413	10,798	(60,524)		40,853

Less: Net income attributable to non-controlling interests	—	—	842	6,076	—		6,918

Net income attributable to Select Medical Corporation	$33,935	$34,231	$21,571	$4,722	$(60,524)		$33,935

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$437	$1,431,918	$247,861	$505,745	$—		$2,185,961

Costs and expenses:
Cost of services	950	1,149,011	269,202	420,084	—		1,839,247
General and administrative	54,231	(93)	—	—	—		54,138
Bad debt expense	—	20,963	4,098	8,853	—		33,914
Depreciation and amortization	2,487	32,381	5,562	30,292	—		70,722
Total costs and expenses	57,668	1,202,262	278,862	459,229	—		1,998,021

Income (loss) from operations	(57,231)	229,656	(31,001)	46,516	—		187,940

Other income and expense:
Intercompany interest and royalty fees	(2,590)	(49,946)	52,536	—	—		—
Intercompany management fees	94,139	(81,804)	(12,335)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	9,146	52	—	—		9,198
Loss on early retirement of debt	(773)	—	—	—	—		(773)
Non-operating gain (loss)	40,895	(2,773)	—	—	—		38,122
Interest expense	(45,890)	(13,319)	(3,490)	(20,481)	—		(83,180)

Income from operations before income taxes	28,550	90,960	5,762	26,035	—		151,307

Income tax expense	8,139	31,985	607	9,779	—		50,510
Equity in earnings of subsidiaries	68,357	2,294	—	—	(70,651	)(a)	—

Net income	88,768	61,269	5,155	16,256	(70,651)		100,797

Less: Net income attributable to non-controlling interests	—	—	2,728	9,301	—		12,029

Net income attributable to Select Medical Corporation	$88,768	$61,269	$2,427	$6,955	$(70,651)		$88,768

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income	$88,768	$61,269	$5,155	$16,256	$(70,651	)(a)	$100,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	12,000	39	—	—		12,039
Depreciation and amortization	2,487	32,381	5,562	30,292	—		70,722
Amortization of leasehold interests	—	34	—	261	—		295
Provision for bad debts	—	20,963	4,098	8,853	—		33,914
Equity in earnings of unconsolidated subsidiaries	—	(9,146)	(52)	—	—		(9,198)
Loss on early retirement of debt	773	—	—	—	—		773
Loss from disposal of assets	—	37	12	6	—		55
Gain on sale of businesses	(40,895)	(2,566)	—	—	—		(43,461)
Impairment of equity investment	—	5,339	—	—	—		5,339
Stock compensation expense	7,790	—	—	384	—		8,174
Amortization of debt discount, premium and issuance costs	5,371	—	2	1,704	—		7,077
Deferred income taxes	997	—	—	(14,283)	—		(13,286)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(68,357)	(2,294)	—	—	70,651	(a)	—
Accounts receivable	—	(22,202)	(10,405)	(11,489)	—		(44,096)
Other current assets	(2,938)	7,029	(960)	7,880	—		11,011
Other assets	(4,268)	(291)	(508)	9,280	—		4,213
Accounts payable	(2,241)	(17,885)	(3,181)	7,455	—		(15,852)
Accrued expenses	(10,175)	24,534	9,113	(2,840)	—		20,632
Income taxes	8,832	—	—	19,989	—		28,821
Net cash provided by (used in) operating activities	(13,856)	109,202	8,875	73,748	—		177,969

Investing activities
Purchases of property and equipment	(8,545)	(41,851)	(21,935)	(7,927)	—		(80,258)
Proceeds from sale of assets and business	63,418	7,942	6	—	—		71,366
Investment in businesses	—	(1,590)	—	—	—		(1,590)
Acquisition of businesses, net of cash acquired	(408,654)	(605)	(8,395)	(3,865)	—		(421,519)
Net cash used in investing activities	(353,781)	(36,104)	(30,324)	(11,792)	—		(432,001)

Financing activities
Borrowings on revolving facilities	320,000	—	—	—	—		320,000
Payments on revolving facilities	(375,000)	—	—	(5,000)	—		(380,000)
Net proceeds from Select term loans	600,127	—	—	—	—		600,127
Payments on term loans	(227,399)	—	—	(2,250)	—		(229,649)
Borrowings of other debt	9,765	—	9,500	2,817	—		22,082
Principal payments on other debt	(7,278)	(385)	(876)	(1,387)	—		(9,926)
Dividends paid to Holdings	(506)	—	—	—	—		(506)
Equity investment by Holdings	657	—	—	—	—		657
Proceeds from issuance of non-controlling interest	—	—	3,103	—	—		3,103
Repayments of bank overdrafts	(2,138)	—	—	—	—		(2,138)
Intercompany	49,141	(67,014)	17,873	—	—		—
Tax benefit from stock based awards	269	—	—	—	—		269
Purchase of non-controlling interests	—	(1,294)	—	—	—		(1,294)
Distributions to non-controlling interests	—	—	(3,402)	(1,306)	—		(4,708)
Net cash provided by (used in) financing activities	367,638	(68,693)	26,198	(7,126)	—		318,017

Net increase in cash and cash equivalents	1	4,405	4,749	54,830	—		63,985

Cash and cash equivalents at beginning of period	4,070	3,706	625	6,034			14,435
Cash and cash equivalents at end of period	$4,071	$8,111	$5,374	$60,864	$—		$78,420

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2015

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	( in thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,070	$3,706	$625	$6,034	$—		$14,435
Accounts receivable, net	—	419,554	68,332	115,672	—		603,558
Current deferred tax asset	11,556	6,733	4,761	5,638	—		28,688
Intercompany receivables	—	1,974,229	127,373	—	(2,101,602	)(a)	—
Prepaid income taxes	7,979	—	—	8,715	—		16,694
Other current assets	10,521	34,887	5,731	34,640	—		85,779
Total Current Assets	34,126	2,439,109	206,822	170,699	(2,101,602)		749,154

Property and equipment, net	38,872	548,820	61,126	215,306	—		864,124
Investment in affiliates	4,111,682	66,015	—	—	(4,177,697	)(b) (c)	—
Goodwill	—	1,663,974	—	650,650	—		2,314,624
Other identifiable intangibles, net	—	72,776	—	245,899	—		318,675
Non-current deferred tax asset	12,297	—	—	—	(12,297	)(d)	—
Other assets	3,842	108,524	659	29,076	—		142,101

Total Assets	4,200,819	4,899,218	268,607	1,311,630	(6,291,596)		$4,388,678

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$28,615	$—	$—	$—	$—		$28,615
Current portion of long-term debt and notes payable	221,769	197	939	2,261	—		225,166
Accounts payable	10,445	101,156	16,997	8,811	—		137,409
Intercompany payables	1,974,229	127,373	—	—	(2,101,602	)(a)	—
Accrued payroll	22,970	66,908	3,916	27,195	—		120,989
Accrued vacation	6,406	50,254	9,363	7,954	—		73,977
Accrued interest	6,315	3	—	3,083	—		9,401
Accrued other	38,883	42,939	9,866	42,040	—		133,728
Total Current Liabilities	2,309,632	388,830	41,081	91,344	(2,101,602)		729,285

Long-term debt, net of current portion	984,744	452,417	90,860	632,709	—		2,160,730
Non-current deferred tax liability	—	114,394	9,239	107,369	(12,297	)(d)	218,705
Other non-current liabilities	47,190	41,904	4,798	39,328	—		133,220

Total Liabilities	3,341,566	997,545	145,978	870,750	(2,113,899)		3,241,940

Redeemable non-controlling interests	—	870	11,224	226,127	—		238,221

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	904,375	—	—	—	—		904,375
Retained earnings (accumulated deficit)	(45,122)	1,189,688	(8,932)	(6,120)	(1,174,636	)(c)	(45,122)
Subsidiary investment	—	2,711,115	74,011	217,935	(3,003,061	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	859,253	3,900,803	65,079	211,815	(4,177,697)		859,253

Non-controlling interest	—	—	46,326	2,938	—		49,264
Total Equity	859,253	3,900,803	111,405	214,753	(4,177,697)		908,517

Total Liabilities and Equity	$4,200,819	$4,899,218	$268,607	$1,311,630	$(6,291,596)		$4,388,678

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$105	$676,146	$123,985	$86,829	$—		$887,065

Costs and expenses:
Cost of services	574	564,390	104,163	74,752	—		743,879
General and administrative	19,467	(141)	—	4,715	—		24,041
Bad debt expense	—	9,252	2,156	878	—		12,286
Depreciation and amortization	1,073	13,908	2,673	4,194	—		21,848
Total costs and expenses	21,114	587,409	108,992	84,539	—		802,054

Income (loss) from operations	(21,009)	88,737	14,993	2,290	—		85,011

Other income and expense:
Intercompany interest and royalty fees	(311)	306	5	—	—		—
Intercompany management fees	(2,167)	8,418	(6,251)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	3,828	20	—	—		3,848
Interest expense	(14,280)	(6,083)	(1,556)	(3,369)	—		(25,288)

Income (loss) from operations before income taxes	(37,767)	95,206	7,211	(1,079)	—		63,571

Income tax expense (benefit)	(13,338)	38,574	(1,024)	(695)	—		23,517
Equity in earnings of subsidiaries	61,369	5,159	—	—	(66,528	) (a)	—

Net income (loss)	36,940	61,791	8,235	(384)	(66,528)		40,054

Less: Net income attributable to non-controlling interests	—	13	3,077	24	—		3,114

Net income (loss) attributable to Select Medical Corporation	$36,940	$61,778	$5,158	$(408)	$(66,528)		$36,940

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$224	$1,350,245	$245,110	$86,829	$—		$1,682,408

Costs and expenses:
Cost of services	1,010	1,125,696	206,806	74,752	—		1,408,264
General and administrative	41,218	(217)	—	4,715	—		45,716
Bad debt expense	—	18,735	5,343	878	—		24,956
Depreciation and amortization	2,058	27,682	5,262	4,194	—		39,196
Total costs and expenses	44,286	1,171,896	217,411	84,539	—		1,518,132

Income (loss) from operations	(44,062)	178,349	27,699	2,290	—		164,276

Other income and expense:
Intercompany interest and royalty fees	(597)	586	11	—	—		—
Intercompany management fees	39,287	(26,866)	(12,421)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	6,399	41	—	—		6,440
Interest expense	(28,181)	(12,086)	(3,040)	(3,369)	—		(46,676)

Income (loss) from operations before income taxes	(33,553)	146,382	12,290	(1,079)	—		124,040

Income tax expense (benefit)	(11,936)	60,620	(1,288)	(695)	—		46,701
Equity in earnings of subsidiaries	93,620	8,310	—	—	(101,930	) (a)	—

Net income (loss)	72,003	94,072	13,578	(384)	(101,930)		77,339

Less: Net income attributable to non-controlling interests	—	31	5,281	24	—		5,336

Net income (loss) attributable to Select Medical Corporation	$72,003	$94,041	$8,297	$(408)	$(101,930)		$72,003

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income (loss)	$72,003	$94,072	$13,578	$(384)	$(101,930	)(a)	$77,339
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	—	52	—	—		52
Depreciation and amortization	2,058	27,682	5,262	4,194	—		39,196
Provision for bad debts	—	18,735	5,343	878	—		24,956
Equity in earnings of unconsolidated subsidiaires	—	(6,399)	(41)	—	—		(6,440)
Loss on disposal of assets	—	251	—	—	—		251
Stock compensation expense	5,794	—	—	—	—		5,794
Amortization of debt discount, premium and issuance costs	3,717	—	—	310	—		4,027
Deferred income taxes	(4,428)	—	—	—	—		(4,428)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(93,620)	(8,310)	—	—	101,930	(a)	—
Accounts receivable	—	(73,409)	(19,744)	3,888	—		(89,265)
Other current assets	(4,916)	1,416	1,481	(6,019)	—		(8,038)
Other assets	3,453	(96)	211	—	—		3,568
Accounts payable	(846)	7,731	(2,198)	4,238	—		8,925
Accrued expenses	(4,099)	2,899	1,907	—	—		707
Income taxes	19,111	—	—	(695)	—		18,416
Net cash provided by (used in) operating activities	(1,773)	64,572	5,851	6,410	—		75,060

Investing activities
Purchases of property and equipment	(4,525)	(56,763)	(3,770)	(3,854)	—		(68,912)
Investment in businesses	—	(855)	—	—	—		(855)
Acquisition of businesses, net of cash acquired	—	—	(2,686)	(1,045,311)	—		(1,047,997)
Net cash used in investing activities	(4,525)	(57,618)	(6,456)	(1,049,165)	—		(1,117,764)

Financing activities
Borrowings on revolving facilities	650,000	—	—	10,000	—		660,000
Payments on revolving facilities	(390,000)	—	—	(10,000)	—		(400,000)
Net proceeds from Concentra term loans	—	—	—	623,575	—		623,575
Payments on term loans	(26,884)	—	—	—	—		(26,884)
Borrowings of other debt	6,486	—	96	3,008	—		9,590
Principal payments on other debt	(6,591)	(1,296)	(393)	(40)	—		(8,320)
Dividends paid to Holdings	(13,129)	—	—	—	—		(13,129)
Equity investment by Holdings	1,325	—	—	—	—		1,325
Proceeds from issuance of non-controlling interests	—	—	—	217,065	—		217,065
Proceeds from bank overdrafts	5,590	—	—	—	—		5,590
Tax benefit from stock based awards	11	—	—	—	—		11
Intercompany	(217,509)	(5,170)	4,744	217,935	—		—
Distributions to non-controlling interests	—	—	(4,282)	—	—		(4,282)
Net cash provided by (used in) financing activities	9,299	(6,466)	165	1,061,543	—		1,064,541

Net increase (decrease) in cash and cash equivalents	3,001	488	(440)	18,788	—		21,837

Cash and cash equivalents at beginning of period	70	2,454	830	—	—		3,354
Cash and cash equivalents at end of period	$3,071	$2,942	$390	$18,788	$—		$25,191

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

•                  our plans and expectations related to the Concentra and Physiotherapy acquisitions and our inability to realize anticipated synergies;

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

Overview

We began operations in 1997, and we believe that we are one of the largest operators of specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  On March 4, 2016, we acquired Physiotherapy, a national provider of outpatient physical rehabilitation care, which operated 574 clinics nationwide. As of June 30, 2016, we operated 124 specialty hospitals in 26 states and 1,600 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, provides occupational medicine, consumer health, physical therapy, and veteran’s healthcare services throughout the United States. As of June 30, 2016, Concentra operated 301 medical centers in 38 states. Concentra also provides contract services at employer worksites and operates Department of Veterans Affairs community-based outpatient clinics (‘‘CBOCs”). On March 31, 2016, we sold our contract therapy businesses. As of June 30, 2016, we had operations in 46 states and the District of Columbia.

We manage our Company through three business segments: specialty hospitals, outpatient rehabilitation, and the Concentra segment. We had net operating revenues of $2,186.0 million for the six months ended June 30, 2016. Of this total, we earned approximately 54% of our net operating revenues from our specialty hospitals segment, approximately 23% from our outpatient rehabilitation segment, and approximately 23% from our Concentra segment. Our specialty hospitals segment consists of hospitals designed to serve the needs of long term acute care patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders, and cancer. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, consumer health, physical therapy, and veteran’s healthcare services.

Non-GAAP Measure

We believe that the presentation of Adjusted EBITDA income (loss) (“Adjusted EBITDA”) is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles (“GAAP”). Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, Physiotherapy acquisition costs, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries. We will refer to Adjusted EBITDA throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.  You should refer to the following table which reconciles the relationship of net income and income from operations to Adjusted EBITDA, whenever we refer to Adjusted EBITDA:

Non-GAAP Measure Reconciliation

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
	(in thousands)
Net income	$40,054	$40,853	$77,339	$100,797
Income tax expense	23,517	33,450	46,701	50,510
Interest expense	25,288	44,332	46,676	83,180
Non-operating gain	—	(13,035)	—	(38,122)
Equity in earnings of unconsolidated subsidiaries	(3,848)	(4,546)	(6,440)	(9,198)
Loss on early retirement of debt	—	—	—	773
Income from operations	$85,011	$101,054	$164,276	$187,940
Stock compensation expense:
Included in general and administrative	2,749	3,399	4,640	6,839
Included in cost of services	574	799	1,010	1,335
Depreciation and amortization	21,848	36,205	39,196	70,722
Physiotherapy acquisition costs	—	—	—	3,236
Concentra acquisition costs	4,715	—	4,715	—
Adjusted EBITDA	$114,897	$141,457	$213,837	$270,072

Summary Financial Results

Consolidated Operating Results for the Three Months Ended June 30, 2016

For the three months ended June 30, 2016, our net operating revenues increased 23.7% to $1,097.6 million, compared to $887.1 million for the three months ended June 30, 2015. We had income from operations of $101.1 million for the three months ended June 30, 2016, compared to $85.0 million for the three months ended June 30, 2015. Net income was $40.9 million for the three months ended June 30, 2016, compared to $40.1 million for the three months ended June 30, 2015. Our Adjusted EBITDA for the three months ended June 30, 2016 increased 23.1% to $141.5 million, compared to $114.9 million for the three months ended June 30, 2015, and our Adjusted EBITDA margin was 12.9% for the three months ended June 30, 2016, compared to 13.0% for the three months ended June 30, 2015.

Consolidated Operating Results for the Six Months Ended June 30, 2016

For the six months ended June 30, 2016, our net operating revenues increased 29.9% to $2,186.0 million, compared to $1,682.4 million for the six months ended June 30, 2015.  We had income from operations of $187.9 million for the six months ended June 30, 2016, compared to $164.3 million for the six months ended June 30, 2015.  Net income was $100.8 million for the six months ended June 30, 2016, compared to $77.3 million for the six months ended June 30, 2015. Our Adjusted EBITDA for the six months ended June 30, 2016 increased 26.3% to $270.1 million, compared to $213.8 million for the six months ended June 30, 2015 and our Adjusted EBITDA margin was 12.4% for the six months ended June 30, 2016, compared to 12.7% for the six months ended June 30, 2015.

Medicare Reimbursement of LTCH Services — Patient Criteria

As discussed below under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015.  As of June 30, 2016, 72 of our 105 owned LTCHs are now operating under the new payment rules.

New Specialty Hospitals

Select’s development of new specialty hospitals can result in start-up costs exceeding net operating revenues, if any, causing Adjusted EBITDA losses during the start-up period. Adjusted EBITDA losses for start-up hospitals were $6.6 million for the three months ended June 30, 2016, compared to $3.3 million for the three months ended June 30, 2015. Adjusted EBITDA losses for start-up hospitals were $10.5 million for the six months ended June 30, 2016, compared to $8.8 million for the six months ended June 30, 2015.

Significant Events

Physiotherapy Acquisition

On March 4, 2016, Select consummated the acquisition of 100% of the issued and outstanding equity securities of Physiotherapy. Select financed the acquisition using a combination of cash on hand and a portion of the proceeds from the Series F Tranche B Term Loans under the Select credit facilities, as discussed below. Acquisition costs of $3.2 million were recognized as part of general and administrative expense on the consolidated statements of operations.

Sale of Businesses

The Company recognized a non-operating gain of $43.4 million for the six months ended June 30, 2016. The Company sold its contract therapy businesses for $65.0 million, resulting in a non-operating gain of $33.9 million. The Company also transferred five specialty hospitals in an exchange transaction and sold nine outpatient rehabilitation clinics, to a non-consolidating subsidiary, which resulted in non-operating gains of $7.8 million and $1.7 million, respectively.

Indebtedness

On March 4, 2016, Select entered into an additional credit extension amendment to the Select credit facilities, which among other changes, provided for the lenders named therein to make available an aggregate of $625.0 million of Series F Tranche B Term Loans. Select used the proceeds of the Series F Tranche B Term Loans and cash on hand to (i) refinance in full the Series D Tranche B Term Loans due December 20, 2016, (ii) consummate the acquisition of Physiotherapy, and (iii) pay fees and expenses incurred in connection with the transactions. During the six months ended June 30, 2016, we recognized a loss on early retirement of debt of $0.8 million.

Regulatory Changes

Our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of recent regulatory changes that have affected our results of operations in 2015 and 2016 or may have an effect on our future results of operations. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.

Medicare Reimbursement Generally

The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 31% of our consolidated net operating revenues for the six months ended June 30, 2016 and 37% of our consolidated net operating revenues for the year ended December 31, 2015. The principal causes of the decrease in Medicare net operating revenues as a percentage of our total net operating revenues are the acquisitions of Concentra on June 1, 2015, and Physiotherapy on March 4, 2016, which both have a significantly lower relative percentage of Medicare net operating revenues as compared to our historical business prior to the acquisitions.  Since the percentage of net operating revenues generated directly from the Medicare program have been historically higher in our specialty hospitals segment as compared to our outpatient rehabilitation and Concentra segments, we anticipate that the percentage of net operating revenues generated directly from the Medicare program will continue to decrease to the extent growth in our outpatient rehabilitation and Concentra segments outpaces growth in our specialty hospitals segment.

The Medicare program reimburses our LTCHs, inpatient rehabilitation facilities (“IRFs”) and outpatient rehabilitation providers, using different payment methodologies.

The Medicare Access and CHIP Reauthorization Act of 2015, enacted on April 16, 2015, reforms Medicare payment policy for services paid under the Medicare physician fee schedule, including our outpatient rehabilitation services. The law repeals the sustainable growth rate (the “SGR”) formula effective January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new Merit-Based Incentive Payment System (“MIPS”), and incentives for participation in alternative payment models (“APMs”). To finance these provisions, the Medicare Access and CHIP Reauthorization Act of 2015 reduces market basket updates for post-acute care providers, including LTCHs and IRFs, among other Medicare payment cuts. As noted below, the law sets the annual prospective payment system update for fiscal year 2018 at 1% for LTCHs and IRFs, as well as skilled nursing facilities, home health agencies, and hospices. The law also extends the exceptions process for outpatient therapy caps through December 31, 2017.

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

Fiscal Year 2017. On August 2, 2016, CMS released an advanced copy of the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard federal rate was set at $42,476, an increase from the standard federal rate applicable during fiscal year 2016 of $41,763. The update to the standard federal rate for fiscal year 2017 includes a market basket increase of 2.8%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $21,943, an increase from the fixed-loss amount in the 2016 fiscal year of $16,423. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $23,570, an increase from the fixed-loss amount in the 2016 fiscal year of $22,538.

Medicare Market Basket Adjustments

The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2017 through 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year. For fiscal year 2017, CMS is rebasing the LTCH-specific market basket by replacing the 2009-based LTCH-specific market basket with a 2013-based LTCH-specific market basket that is based on Medicare cost report data from cost reporting periods beginning on or after October 1, 2012 and before October 1, 2013.

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

Each of our LTCHs has their own unique annual cost reporting period. As a result, the new payment limits will become effective for each of our LTCHs at different points in time over a twelve month period that began on October 1, 2015. As of June 30, 2016, 72 of our owned LTCHs were operating under the new payment rules. The remaining 33 LTCHs have cost reporting periods commencing during the third quarter of 2016.

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

For discharges occurring prior to October 1, 2016, the 25 Percent Rule payment adjustments are found in two Medicare regulations, one that applies to Medicare patients admitted from a co-located referring hospital and one that applies to Medicare patients admitted from a referring hospital not co-located with the LTCH.  After October 1, 2016, a single consolidated 25 Percent Rule applies to all LTCH discharges that occur in the LTCH’s cost reporting period that begins after the statutory moratoria on the full implementation of the 25 Percent Rule expires. The moratorium on the full application of the 25 Percent Rule applicable to co-located hospitals expires beginning with LTCH cost reporting periods beginning on or after July 1, 2016, while the moratorium on the full application of the 25 Percent Rule applicable to LTCHs not co-located with a referring hospital expires beginning with LTCH cost reporting periods beginning on or after October 1, 2016. Consequently, LTCHs that are subject to both Medicare regulations will continue to be subject to the moratorium on the full application of the 25 Percent Rule applicable to co-located hospitals until their cost reports beginning on or after October 1, 2016.

Under the single consolidated 25 Percent Rule, CMS calculates the percentage of LTCH discharges referred from any hospital on a provider number basis only. An LTCH’s percentage of Medicare discharges from all locations of given referring hospital would be determined during settlement of a cost report by dividing the LTCH’s total number of Medicare discharges in the cost reporting period (based on the CMS Certification Number (CCN) on the claims) that were admitted directly from a given referring hospital (again determined by the CCN on the referring hospital’s claims) by the LTCH’s total number of Medicare discharges in the cost reporting period.  LTCH discharges that reach high cost outlier status at the referring hospital are not be subject to the 25 Percent Rule payment adjustment (that is, such discharges would only be included in an LTCH’s total Medicare discharges and would not count as having been admitted from that referring hospital), and to the extent the LTCH is exclusively located in an MSA-dominant area or rural area, the LTCH would have an increased applicable threshold under proposed special treatment for exclusively MSA-dominant or exclusively rural LTCHs.

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

Medicare Reimbursement of Inpatient Rehabilitation Facility Services

The following is a summary of significant changes to the Medicare prospective payment system for IRFs which have affected our results of operations during the periods presented in this report, as well as the policies and payment rates for fiscal year 2016 which affect our patient discharges and cost reporting periods beginning on or after October 1, 2015.

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

Fiscal Year 2017. On July 29, 2016, CMS released an advanced copy of the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard payment conversion factor for discharges for fiscal year 2017 was set at $15,708, an increase from the standard payment conversion factor applicable during fiscal year 2016 of $15,478. The update to the standard payment conversion factor for fiscal year 2017 includes a market basket increase of 2.7%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2017 to $7,984 from $8,658 established in the final rule for fiscal year 2016.

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

Medicare Reimbursement of Outpatient Rehabilitation Services

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. Historically, the Medicare physician fee schedule rates have updated annually based on the SGR formula. The SGR formula has resulted in automatic reductions in rates every year since 2002; however, for each year through March 31, 2015, CMS or Congress has taken action to prevent the SGR formula reductions. The Medicare Access and CHIP Reauthorization Act of 2015 repeals the SGR formula effective for services provided on or after January 1, 2015, and establishes a new payment framework consisting of specified updates to the Medicare physician fee schedule, a new MIPS, and APMs. For services provided between January 1, 2015 and June 30, 2015, a 0% payment update was applied to the Medicare physician fee schedule payment rates. For services provided between July 1, 2015 and December 31, 2015, a 0.5% update was applied to the fee schedule payment rates. For services provided in 2016 through 2019, a 0.5% update will be applied each year to the fee schedule payment rates, subject to MIPS adjustment beginning in 2019. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to MIPS and APM adjustments. Finally, in 2026 and subsequent years eligible professionals participating in APMs that meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

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

Operating Statistics

The following tables set forth operating statistics for each of our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Specialty Hospitals Data(1):
Number of hospitals owned - start of period	120	118	120	118
Number of hospitals acquired	—	3	1	3
Number of hospital start-ups	1	1	1	1
Number of hospitals closed/sold	(2)	(6)	(3)	(6)
Number of hospitals owned - end of period	119	116	119	116
Number of hospitals managed - end of period	9	8	9	8
Total number of hospitals (all) - end of period	128	124	128	124
Long term acute care hospitals	111	106	111	106
Rehabilitation hospitals	17	18	17	18
Available licensed beds (2)	5,187	5,154	5,187	5,154
Admissions (2)	14,024	13,094	28,425	26,955
Patient days (2)	343,515	317,119	695,754	655,090
Average length of stay (days) (2)	24	24	25	24
Net revenue per patient day (2)(3)	$1,590	$1,680	$1,583	$1,655
Occupancy rate (2)	71%	68%	72%	70%
Percent patient days - Medicare (2)	60%	55%	61%	56%

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Outpatient Rehabilitation Data:
Number of clinics owned - start of period	883	1,441	880	896
Number of clinics acquired	—	—	7	543
Number of clinic start-ups	5	7	8	13
Number of clinics closed/sold	(7)	(13)	(14)	(17)
Number of clinics owned - end of period	881	1,435	881	1,435
Number of clinics managed - end of period	147	165	147	165
Total number of clinics (all) - end of period	1,028	1,600	1,028	1,600
Number of visits (2)	1,336,284	2,122,330	2,572,772	3,698,884
Net revenue per visit (2)(4)	$103	$102	$103	$102

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Concentra Data:
Number of centers owned - start of period	—	301	—	300
Number of centers acquired	300	—	300	2
Number of centers start-ups	—	—	—	—
Number of centers closed/sold	—	—	—	(1)
Total number of centers - end of period	300	301	300	301
Number of visits (5)	673,834	1,890,348	673,834	3,736,063
Net revenue per visit (5)(6)	$112	$118	$112	$118

(Operating statistics footnotes are continued next page)

(1)                                 Specialty hospitals consist of LTCHs and IRFs.

(2)                                 Data excludes specialty hospitals and outpatient clinics managed by the Company.

(3)                                 Net revenue per patient day is calculated by dividing specialty hospitals direct patient service revenues by the total number of patient days.

(4)                                 Net revenue per visit is calculated by dividing outpatient rehabilitation clinic direct patient service revenue by the total number of visits and excludes contract therapy revenue for all periods presented.

(5)                                 Data excludes onsite clinics and CBOCs.

(6)                                 Net revenue per visit is calculated by dividing center direct patient service revenue by the total number of center visits.

Results of Operations

The following table outlines selected operating data as a percentage of net operating revenues, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.9	83.5	83.7	84.1
General and administrative	2.7	2.4	2.7	2.5
Bad debt expense	1.4	1.6	1.5	1.6
Depreciation and amortization	2.4	3.3	2.3	3.2
Income from operations	9.6	9.2	9.8	8.6
Loss on early retirement of debt	—	—	—	0.0
Equity in earnings of unconsolidated subsidiaries	0.4	0.4	0.4	0.4
Non-operating gain	—	1.2	—	1.7
Interest expense	(2.8)	(4.0)	(2.8)	(3.8)
Income before income taxes	7.2	6.8	7.4	6.9
Income tax expense	2.7	3.1	2.8	2.3
Net income	4.5	3.7	4.6	4.6
Net income attributable to non-controlling interests	0.3	0.6	0.3	0.5
Net income attributable to Holdings and Select	4.2%	3.1%	4.3%	4.1%

(1)         Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

The following tables summarize selected financial data by business segment, for the periods indicated:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2015	2016	% Change	2015	2016	% Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$592,336	$585,816	(1.1)%	$1,191,117	$1,184,770	(0.5)%
Outpatient rehabilitation(2)	207,795	256,928	23.6	404,238	495,010	22.5
Concentra(3)	86,829	254,868	N/M	86,829	505,745	N/M
Other(1)	105	19	(81.9)	224	436	94.6
Total company	$887,065	$1,097,631	23.7%	$1,682,408	$2,185,961	29.9%

Income (loss) from operations:
Specialty hospitals	$78,043	$68,927	(11.7)%	$161,292	$141,790	(12.1)%
Outpatient rehabilitation(2)	25,545	31,930	25.0	44,538	56,773	27.5
Concentra(3)	2,290	27,931	N/M	2,290	46,516	N/M
Other(1)	(20,867)	(27,734)	(32.9)	(43,844)	(57,139)	(30.3)
Total company	$85,011	$101,054	18.9%	$164,276	$187,940	14.4%

Adjusted EBITDA:
Specialty hospitals	$91,447	$82,739	(9.5)%	$187,919	$169,495	(9.8)%
Outpatient rehabilitation(2)	28,722	38,132	32.8	50,855	67,011	31.8
Concentra(3)	11,199	43,039	N/M	11,199	77,192	N/M
Other(1)	(16,471)	(22,453)	(36.3)	(36,136)	(43,626)	(20.7)
Total company	$114,897	$141,457	23.1%	$213,837	$270,072	26.3%

Adjusted EBITDA margin:
Specialty hospitals	15.4%	14.1%		15.8%	14.3%
Outpatient rehabilitation(2)	13.8	14.8		12.6	13.5
Concentra(3)	12.9	16.9		12.9	15.3
Other(1)	N/M	N/M		N/M	N/M
Total company	13.0%	12.9%		12.7%	12.4%

Purchases of property and equipment:
Specialty hospitals	$31,042	$21,313		$53,835	$54,988
Outpatient rehabilitation(2)	3,103	3,825		7,025	8,798
Concentra(3)	3,854	4,716		3,854	7,927
Other(1)	3,065	3,636		4,198	8,545
Total company	$41,064	$33,490		$68,912	$80,258

(Selected financial data by business segment and related footnotes are continued next page)

The following tables summarize selected financial data by business segment, for the periods indicated:

	As of June 30,
	2015	2016
	(in thousands)
Total assets:
Specialty hospitals	$2,372,723	$2,448,390
Outpatient rehabilitation	538,586	984,140
Concentra(3)	1,320,941	1,333,293
Other(1)	109,085	72,526
Total company	$4,341,335	$4,838,349

N/M — Not Meaningful

(1)         Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses

(2)         The outpatient rehabilitation segment includes the operating results of contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

(3)         Concentra’s operating results are consolidated with Select’s effective June 1, 2015.

Three Months Ended June 30, 2016, Compared to Three Months Ended June 30, 2015

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, non-operating gain (loss), interest expense, income taxes, and non-controlling interest, which, in each case, are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 23.7% to $1,097.6 million for the three months ended June 30, 2016, compared to $887.1 million for the three months ended June 30, 2015, principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

Specialty Hospitals. Our specialty hospitals segment net operating revenues declined 1.1% to $585.8 million for the three months ended June 30, 2016, compared to $592.3 million for the three months ended June 30, 2015. The primary reason for this decrease was a decline in our patient days which decreased 7.7% to 317,119 days for the three months ended June 30, 2016, compared to 343,515 days for the three months ended June 30, 2015. As discussed above under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015. We experienced fewer Medicare patient days due to changes we implemented at LTCHs operating under the new Medicare patient criteria regulations and specialty hospital closures. This decrease in patient days was offset in part by increases in our Medicare net revenue per patient day. Our average net revenue per patient day for all of our specialty hospitals increased 5.7% to $1,680 for the three months ended June 30, 2016, compared to $1,590 for the three months ended June 30, 2015, principally as a result of increases in our Medicare net revenue per patient day. The increase in our Medicare net revenue per patient day resulted primarily from the increase in patient acuity at LTCHs now operating under the Medicare patient criteria regulations. Our occupancy percentage declined to 68% for the three months ended June 30, 2016, compared to 71% for the three months ended June 30, 2015.

Outpatient Rehabilitation. Our outpatient rehabilitation segment net operating revenues increased 23.6% to $256.9 million for the three months ended June 30, 2016, compared to $207.8 million for three months ended June 30, 2015. This increase resulted from growth in our outpatient rehabilitation clinics, offset in part by the sale of our contract therapy businesses. Patient visits in our outpatient clinics were 2,122,330 for the three months ended June 30, 2016, compared to 1,336,284 for the three months ended June 30, 2015. This increase resulted principally from our newly acquired outpatient rehabilitation clinics, as well as growth in our existing owned outpatient rehabilitation clinics. Net revenue per visit in our owned outpatient rehabilitation clinics was $102 for the three months ended June 30, 2016, compared to $103 for the three months ended June 30, 2015.

Concentra Segment.  Net operating revenues were $254.9 million for the three months ended June 30, 2016, compared to $86.8 million for the three months ended June 30, 2015, which includes results beginning June 1, 2015.  Net revenue per visit was $118 and visits were 1,890,348 in the centers for the three months ended June 30, 2016, compared to net revenue per visit of $112 and 673,834 visits in the centers for the three months ended June 30, 2015, which includes results beginning June 1, 2015.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $960.4 million, or 87.5% of net operating revenues, for the three months ended June 30, 2016, compared to $780.2 million, or 88.0% of net operating revenues, for the three months ended June 30, 2015.  The increase in operating expenses is principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016. Our cost of services, a major component of which is labor expense, was $917.0 million, or 83.5% of net operating revenues, for the three months ended June 30, 2016, compared to $743.9 million, or 83.9% of net operating revenues, for the three months ended June 30, 2015. The decrease in cost of services as a percentage of net operating revenues resulted principally from a decrease in expenses relative to revenues at our Concentra segment as a result of cost saving initiatives we have implemented. Facility rent expense, a component of cost of services, was $57.0 million for the three months ended June 30, 2016, compared to $37.7 million for the three months ended June 30, 2015. General and administrative expenses were $25.9 million for the three months ended June 30, 2016, compared to $24.0 million for the three months ended June 30, 2015, which included $4.7 million of Concentra acquisition costs. General and administrative expenses as a percentage of net operating revenues were 2.4% for the three months ended June 30, 2016, compared to 2.7% for the three months ended June 30, 2015. Our general and administrative function includes our shared services activities which have grown and expanded as a result of our significant business acquisitions. Our bad debt expense was $17.5 million, or 1.6% of net operating revenues, for the three months ended June 30, 2016, compared to $12.3 million, or 1.4% of net operating revenues, for the three months ended June 30, 2015.

Adjusted EBITDA

Specialty Hospitals. Adjusted EBITDA for our specialty hospitals was $82.7 million for the three months ended June 30, 2016, compared to $91.4 million for the three months ended June 30, 2015. Our Adjusted EBITDA margin for the segment was 14.1% for the three months ended June 30, 2016, compared to 15.4% for the three months ended June 30, 2015. The reduction in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was attributable to a decline in Adjusted EBITDA in our LTCHs, which was principally the result of a decrease in Medicare patient days as discussed above under “Net Operating Revenues.” We also experienced a decline in Adjusted EBITDA and Adjusted EBITDA margin resulting from start-up specialty hospitals which incurred $6.6 million of Adjusted EBITDA losses in the three months ended June 30, 2016, as discussed under “Summary Financial Results” above.

Outpatient Rehabilitation. Adjusted EBITDA for our outpatient rehabilitation segment increased 32.8% to $38.1 million for the three months ended June 30, 2016, compared to $28.7 million for the three months ended June 30, 2015. Our contract therapy businesses, sold on March 31, 2016, contributed $2.7 million of Adjusted EBITDA to the outpatient rehabilitation segment for the three months ended June 30, 2015.  The increase in Adjusted EBITDA for our outpatient rehabilitation segment was attributable to growth at our existing clinics and from clinics acquired during the year. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 14.8% for the three months ended June 30, 2016, compared to 13.8% for the three months ended June 30, 2015. The increase was principally due to the sale of our contract therapy businesses.

Concentra Segment. Adjusted EBITDA for our Concentra segment was $43.0 million for the three months ended June 30, 2016, compared to $11.2 million for the three months ended June 30, 2015, which includes results beginning June 1, 2015.  Our Adjusted EBITDA margin for the Concentra segment was 16.9% for the three months ended June 30, 2016, compared to 12.9% for the three months ended June 30, 2015, which was principally due to cost reductions.

Other. Adjusted EBITDA loss was $22.5 million for the three months ended June 30, 2016, compared to an Adjusted EBITDA loss of $16.5 million for the three months ended June 30, 2015.

Depreciation and Amortization

For the three months ended June 30, 2016, depreciation and amortization expense was $36.2 million, compared to $21.8 million for the three months ended June 30, 2015.  The increase was principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

Income from Operations

For the three months ended June 30, 2016, we had income from operations of $101.1 million, compared to $85.0 million for the three months ended June 30, 2015. The increase was principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended June 30, 2016, we had equity in earnings of unconsolidated subsidiaries of $4.5 million, compared to equity in earnings of unconsolidated subsidiaries of $3.8 million for the three months ended June 30, 2015. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures in which we own a non-controlling interest.

Non-Operating Gain

For the three months ended June 30, 2016, we had a non-operating gain of $13.0 million. The non-operating gain was principally due to the sale of nine outpatient rehabilitation clinics and the transfer of five specialty hospitals in an exchange transaction, as discussed above under “Significant Events.”

Interest Expense

Interest expense was $44.3 million for the three months ended June 30, 2016, compared to $25.3 million for the three months ended June 30, 2015. The increase in interest expense was principally due to increases in our indebtedness as a result of the acquisition of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

Income Taxes

We recorded income tax expense of $33.5 million for the three months ended June 30, 2016. The expense represented an effective tax rate of 45.0%. We recorded income tax expense of $23.5 million for the three months ended June 30, 2015. The expense represented an effective tax rate of 37.0%.

Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discrete items specific to a particular quarter and quarterly changes in our full year tax provision estimate. During the three months ended June 30, 2016, we exchanged five specialty hospitals in a hospital swap transaction.  For tax purposes, the exchange was treated as a discrete tax event particular to the quarter ended June 30, 2016.  Our tax basis in the five specialty hospitals was less than our book basis and resulted in a tax gain exceeding our book gain.  The additional tax resulting from this gain was the principal cause of the increase in the effective tax rate.

Non-controlling Interests

Non-controlling interests in consolidated earnings were $6.9 million for the three months ended June 30, 2016, compared to $3.1 million for the three months ended June 30, 2015. The increase is principally due to the acquisition of Concentra. These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

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

Net Operating Revenues

Our net operating revenues increased by 29.9% to $2,186.0 million for the six months ended June 30, 2016, compared to $1,682.4 million for the six months ended June 30, 2015, principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

Specialty Hospitals. Our specialty hospitals segment net operating revenues declined 0.5% to $1,184.8 million for the six months ended June 30, 2016, compared to $1,191.1 million for the six months ended June 30, 2015. The primary reason for this decrease was a decline in our patient days which decreased 5.8% to 655,090 days for the six months ended June 30, 2016, compared to 695,754 days for the six months ended June 30, 2015. As discussed above under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015.  We experienced fewer Medicare patient days due to changes we implemented at LTCHs operating under the new Medicare patient criteria regulations and specialty hospital closures.

This decrease in patient days was offset in part by increases in our Medicare net revenue per patient day. Our average net revenue per patient day for all of our specialty hospitals increased 4.5% to $1,655 for the six months ended June 30, 2016, compared to $1,583 for the six months ended June 30, 2015, principally as a result of increases in our Medicare net revenue per patient day. The increase in our Medicare net revenue per patient day resulted primarily from the increase in patient acuity at LTCHs now operating under the Medicare patient criteria regulations. Our occupancy percentage declined to 70% for the six months ended June 30, 2016, compared to 72% for the six months ended June 30, 2015.

Outpatient Rehabilitation. Our outpatient rehabilitation segment net operating revenues increased 22.5% to $495.0 million for the six months ended June 30, 2016, compared to $404.2 million for six months ended June 30, 2015. This increase was due to an increase in visits resulting principally from our newly acquired outpatient rehabilitation clinics and growth in our existing owned outpatient rehabilitation clinics. Net revenue per visit in our owned outpatient rehabilitation clinics was $102 for the six months ended June 30, 2016, compared to $103 for the six months ended June 30, 2015.

Concentra Segment.  Net operating revenues were $505.7 million for the six months ended June 30, 2016, compared to $86.8 million for the six months ended June 30, 2015, which includes results beginning June 1, 2015.  Net revenue per visit was $118 and visits were 3,736,063 in the centers for the six months ended June 30, 2016, compared to net revenue per visit of $112 and 673,834 visits in the centers for the six months ended June 30, 2015, which includes results beginning June 1, 2015.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $1,927.3 million, or 88.2% of net operating revenues, for the six months ended June 30, 2016, compared to $1,478.9 million, or 87.9% of net operating revenues, for the six months ended June 30, 2015. The increase in operating expenses is principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016. Our cost of services, a major component of which is labor expense, was $1,839.2 million, or 84.1% of net operating revenues, for the six months ended June 30, 2016, compared to $1,408.3 million, or 83.7% of net operating revenues, for the six months ended June 30, 2015. The increase in cost of services as a percentage of net operating revenues resulted principally from Concentra and an increase in expenses relative to revenues at our specialty hospitals. Our specialty hospitals labor costs increased as a result of higher labor costs associated with the increased patient acuity and higher wage rates for clinicians we are experiencing at our LTCHs now operating under the Medicare patient criteria regulations.  We also maintained certain staffing levels at our specialty hospitals, even though we experienced declines in patient volumes during the six months ended June 30, 2016, due to the difficulties in rehiring staff should patient volumes increase. Facility rent expense, a component of cost of services, was $109.0 million for the six months ended June 30, 2016, compared to $71.1 million for the six months ended June 30, 2015. General and administrative expenses were $54.1 million for the six months ended June 30, 2016, which included $3.2 million of Physiotherapy acquisition costs, compared to $45.7 million for the six months ended June 30, 2015, which included $4.7 million of Concentra acquisition costs. General and administrative expenses as a percentage of net operating revenues were 2.5% for the six months ended June 30, 2016 and 2.7% for the six months ended June 30, 2015. Our general and administrative function includes our shared services activities which have grown and expanded as a result of our significant business acquisitions. Our bad debt expense was $33.9 million, or 1.6% of net operating revenues, for the six months ended June 30, 2016, compared to $25.0 million, or 1.5% of net operating revenues, for the six months ended June 30, 2015.

Adjusted EBITDA

Specialty Hospitals. Adjusted EBITDA for our specialty hospitals was $169.5 million for the six months ended June 30, 2016, compared to $187.9 million for the six months ended June 30, 2015. Our Adjusted EBITDA margin for the segment was 14.3% for the six months ended June 30, 2016, compared to 15.8% for the six months ended June 30, 2015. The reduction in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was attributable to a decline in Adjusted EBITDA in our LTCHs, which was principally the result of a decrease in patient days as discussed above under “Net Operating Revenues” and increases in our cost of services as discussed above under ‘‘Operating Expenses.’’ We also experienced a decline in Adjusted EBITDA and Adjusted EBITDA margin resulting from start-up hospitals which incurred $10.5 million of Adjusted EBITDA losses in the six months ended June 30, 2016, compared to $8.8 million for the six months ended June 30, 2015, as discussed under “Summary Financial Results” above.

Outpatient Rehabilitation. Adjusted EBITDA for our outpatient rehabilitation segment increased 31.8% to $67.0 million for the six months ended June 30, 2016, compared to $50.9 million for the six months ended June 30, 2015. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.5% for the six months ended June 30, 2016, compared to 12.6% for the six months ended June 30, 2015. The increase was principally due to the sale of our contract therapy businesses.

Concentra Segment. Adjusted EBITDA for our Concentra segment was $77.2 million for the six months ended June 30, 2016, compared to $11.2 million for the six months ended June 30, 2015, which includes results beginning June 1, 2015.  Our adjusted EBITDA margin for the Concentra segment was 15.3% for the six months ended June 30, 2016, compared to 12.9% for the six months ended June 30, 2015.

Other. Adjusted EBITDA loss was $43.6 million for the six months ended June 30, 2016, compared to an Adjusted EBITDA loss of $36.1 million for the six months ended June 30, 2015.

Depreciation and Amortization

For the six months ended June 30, 2016, depreciation and amortization expense was $70.7 million, compared to $39.2 million for the six months ended June 30, 2015. The increase was principally due to the acquisitions of Concentra on June 1, 2015, and Physiotherapy on March 4, 2016.

Income from Operations

For the six months ended June 30, 2016, we had income from operations of $187.9 million, compared to $164.3 million for the six months ended June 30, 2015. The increase was principally due to the acquisitions of Concentra on June 1, 2015, and Physiotherapy on March 4, 2016.

Loss on Early Retirement of Debt

On March 4, 2016, we repaid the Series D Tranche B Term Loans under the Select credit facilities. During the six months ended June 30, 2016, we recognized a loss on early retirement of debt of $0.8 million.

Equity in Earnings of Unconsolidated Subsidiaries

For the six months ended June 30, 2016, we had equity in earnings of unconsolidated subsidiaries of $9.2 million, compared to equity in earnings of unconsolidated subsidiaries of $6.4 million for the six months ended June 30, 2015. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures in which we own a non-controlling interest.

Non-Operating Gain

For the six months ended June 30, 2016, we had a non-operating gain of $38.1 million. The non-operating gain was principally due to the sale of our contract therapy businesses during the first quarter, the sale of nine outpatient rehabilitation clinics, and the transfer of five specialty hospitals in an exchange transaction during the second quarter, as discussed above under “Significant Events.” Additionally, we recognized an impairment loss of $5.3 million during the first quarter on an investment in which we were a minority owner.

Interest Expense

Interest expense was $83.2 million for the six months ended June 30, 2016, compared to $46.7 million for the six months ended June 30, 2015. The increase in interest expense was principally due to increases in our indebtedness as a result of the acquisition of Concentra and Physiotherapy.

Income Taxes

We recorded income tax expense of $50.5 million for the six months ended June 30, 2016. The expense represented an effective tax rate of 33.4%.  We recorded income tax expense of $46.7 million for the six months ended June 30, 2015. The expense represented an effective tax rate of 37.7%.

Our effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discrete items specific to a particular quarter and quarterly changes in our full year tax provision estimate. On March 31, 2016, we sold our contract therapy businesses. For tax purposes, the sale was treated as a discrete tax event particular to the first quarter of 2016. Our tax basis in our contract therapy businesses exceeded our selling price. As a result, we had no tax expense from the sale.  Additionally, during the three months ended June 30, 2016, we exchanged five specialty hospitals in a hospital swap transaction.  For tax purposes, the exchange was treated as a discrete tax event particular to the second quarter of 2016.  Our tax basis in the five specialty hospitals was less than our book basis and resulted in a tax gain exceeding our book gain.  The lower effective tax rate for the six months ended June 30, 2016 resulted from the effects of the two discrete tax events discussed above.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $12.0 million for the six months ended June 30, 2016, compared to $5.3 million for the six months ended June 30, 2015.  The increase is principally due to the acquisition of Concentra. These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2016 and Six Months Ended June 30, 2015

	For the Six Months Ended June 30,
	2015	2016
	(in thousands)

Cash provided by operating activities	$75,060	$177,969
Cash used in investing activities	(1,117,764)	(432,001)
Cash provided by financing activities	1,064,541	318,017
Increase in cash and equivalents	21,837	63,985
Cash and equivalents at beginning of period	3,354	14,435
Cash and equivalents at end of period	$25,191	$78,420

In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

Operating activities provided $178.0 million of cash flows for the six months ended June 30, 2016, compared to $75.1 million of cash flows provided for the six months ended June 30, 2015.  The increase in operating cash flows for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is principally due to cash flows provided from Concentra which was acquired on June 1, 2015, Physiotherapy which was acquired on March 4, 2016, an increase in the turnover of our accounts receivable, and cash distributions we received from unconsolidated investments in which we are minority owners.

Our days sales outstanding were 51 days at June 30, 2016, compared to 53 days at December 31, 2015 and 55 days at June 30, 2015. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding at June 30, 2016, December 31, 2015 and June 30, 2015 all fall within our expected range.

Investing activities used $432.0 million of cash flow for the six months ended June 30, 2016, principally due to the acquisition of Physiotherapy. Investing activities also included $80.3 million for purchases of property and equipment, offset in part by proceeds from the sale of businesses of $71.4 million. Investing activities used $1,117.8 million of cash flow for the six months ended June 30, 2015, principally due to $1,045.0 million related to the Concentra acquisition and $68.9 million for purchases of property and equipment.

Financing activities for Select provided $318.0 million of cash flow for the six months ended June 30, 2016. The principal source of cash was the issuance of $625.0 million aggregate principal amount of Series F Tranche B Term Loans under the Select credit facilities, resulting in net proceeds of $600.1 million, offset by $215.7 million of cash used to repay the Series D Tranche B Term Loans under the Select credit facilities and $60.0 million of net repayments under the Select revolving facility

Financing activities provided $1,064.5 million of cash flow for the six months ended June 30, 2015. The principal sources of cash for financing activities were $260.0 million of net borrowings under the Select revolving facility, $623.6 million borrowed under the Concentra credit facilities, and $217.1 million attributable to a non-consolidating interest in Group Holdings.

Capital Resources

Working capital - We had net working capital of $289.7 million at June 30, 2016 compared to net working capital of $19.9 million at December 31, 2015. The increase in net working capital is primarily due to the extinguishment of Series D Tranche B Term Loans, which were classified as a current liability at December 31, 2015, and an increase in cash over the six months ended June 30, 2016.

Select credit facilities - On March 2, 2016, Select made a principal prepayment of $10.2 million associated with the Select term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of the Select term loans as a result of annual excess cash flow as defined in the Select credit facilities.

At June 30, 2016, Select had outstanding borrowings under the Select credit facilities of $1,150.9 million of Select term loans (excluding unamortized discounts and debt issuance costs of $29.8 million) and borrowings of $240.0 million (excluding letters of credit) under the Select revolving facility. After giving effect to $39.7 million of outstanding letters of credit at June 30, 2016, Select had $170.3 million of availability under the Select revolving facility.

The Select credit facilities require Select to maintain certain leverage ratios (as defined in the Select credit facilities). For the quarter ended June 30, 2016, Select was required to maintain its leverage ratio at less than 5.75 to 1.00. Select’s leverage ratio was 5.00 to 1.00 as of June 30, 2016.

Concentra credit facilities - Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.

At June 30, 2016, Concentra had outstanding borrowings of $645.5 million under the Concentra term loans (excluding unamortized discounts and debt issuance costs of $21.4 million). Concentra did not have any borrowings under the Concentra revolving facility. After giving effect to $7.8 million of outstanding letters of credit at June 30, 2016, Concentra had $42.2 million of availability under its revolving facility.

Stock Repurchase Program - Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under Select’s revolving credit facility. Holdings did not repurchase shares during the six months ended June 30, 2016. Since the inception of the program through June 30, 2016, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation, which simplifies various aspects of accounting for share-based payments to employees. The areas for simplification involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU includes a lessee accounting model that recognizes two types of leases; finance and operating. This ASU requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than twelve months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. For short-term leases of twelve months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight-line basis over the respective lease term.

The amendments in ASU 2016-02 will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. A modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is evaluating the adoption methodology and the impact of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes. The intent is to simplify the presentation of deferred income taxes through the requirement that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The revised guidance is effective for annual fiscal periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the standard.

In May 2014, March 2016, and April 2016 the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a modified retrospective or cumulative effect transition method for retrospective application.  The Company is currently evaluating the standards to determine the impact they will have on its consolidated financial statements.

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

As of June 30, 2016, Select had $1,150.9 million (excluding unamortized discounts and debt issuance costs) in term loans outstanding under the Select credit facilities and $240.0 million in revolving borrowings outstanding under the Select credit facilities, which bear interest at variable rates.

As of June 30, 2016, Concentra had outstanding borrowings under the Concentra credit facilities of $645.5 million (excluding unamortized discounts and debt issuance costs) of term loans, which bear interest at variable rates. Concentra did not have any outstanding revolving borrowings.  Certain of Select’s and Concentra’s outstanding borrowings that bear interest at variable rates were effectively fixed as of June 30, 2016 based upon then current interest rates because the Adjusted LIBO Rate did not then exceed the applicable Adjusted LIBO Rate floors for such borrowings:

•                  Select’s aggregate $527.5 million in Series E Tranche B Term Loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Select’s interest rate on this indebtedness is effectively fixed at 6.00%.

•                  Select’s aggregate $623.4 million in Series F Tranche B Term Loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Select’s interest rate on this indebtedness is effectively fixed at 6.00%.

•                  the $445.5 million Concentra first lien term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Concentra’s interest rate on this indebtedness is effectively fixed at 4.00%.

•                  the $200.0 million Concentra second lien term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Concentra’s interest rate on this indebtedness is effectively fixed at 9.00%.

However, the Select and Concentra revolving borrowings are not subject to an Adjusted LIBO Rate floor.

The following table summarizes the impact of hypothetical increases in market interest rates as of June 30, 2016 on our consolidated interest expense over the subsequent twelve month period:

Increase in Market Interest Rate	Interest Rate Expense Increases Per Annum (in thousands)(1)
0.25%	$600.0
0.50%	$3,894.6
0.75%	$8,985.5
1.00%	$14,076.5

(1)                                 Based on the 3-month LIBOR rate of 0.65% as of June 30, 2016, a change in interest rates of up to 0.35% would only increase interest expense with respect to the Select and Concentra revolving borrowings, which are not subject to an Adjusted LIBO Rate floor. Increases in interest rates greater than 0.35% as of June 30, 2016 would impact the interest rate paid on all of Select’s and Concentra’s variable rate debt, as indicated in the table above.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of June 30, 2016 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. (‘‘SSH-Knoxville’’), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015. The defendants filed a Motion to Dismiss such Complaint in November 2015, and the court approved such Motion and dismissed the lawsuit in June 2016. In July 2016, the plaintiff filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. The Company intends to vigorously defend this action if the relators pursue it, but at this time the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.                                          RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program will remain in effect until December 31, 2016, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended June 30, 2016 under the authorized common stock repurchase program.

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2016	5,579	$13.59	—	$185,249,408
May 1 - May 31, 2016	32,467	13.24	—	185,249,408
June 1 - June 30, 2016	—	—	—	185,249,408
Total	38,046	$13.29	—	$185,249,408

(1)                                 Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

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
Dated: August 4, 2016

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: August 4, 2016

EXHIBIT INDEX

Exhibit	Description
10.1	Second Amendment to the Lease Agreement, dated June 1, 2016, between Old Gettysburg II, LP and Select Medical Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the six months ended June 30, 2016 and (v) Notes to Condensed Consolidated Financial Statements.