Form 10-Q
period 2016-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2016-11-03
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of October 31, 2016, Select Medical Holdings Corporation had outstanding 132,329,220 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2015	2016	2015	2016

ASSETS
Current Assets:
Cash and cash equivalents	$14,435	$68,223	$14,435	$68,223
Accounts receivable, net of allowance for doubtful accounts of $61,133 and $61,084 at 2015 and 2016, respectively	603,558	592,711	603,558	592,711
Current deferred tax asset	28,688	50,647	28,688	50,647
Prepaid income taxes	16,694	11,474	16,694	11,474
Other current assets	85,779	82,680	85,779	82,680
Total Current Assets	749,154	805,735	749,154	805,735

Property and equipment, net	864,124	863,485	864,124	863,485
Goodwill	2,314,624	2,674,623	2,314,624	2,674,623
Other identifiable intangibles, net	318,675	338,220	318,675	338,220
Other assets	142,101	163,342	142,101	163,342

Total Assets	$4,388,678	$4,845,405	$4,388,678	$4,845,405

Current Liabilities:
Bank overdrafts	$28,615	$20,151	$28,615	$20,151
Current portion of long-term debt and notes payable	225,166	12,690	225,166	12,690
Accounts payable	137,409	114,181	137,409	114,181
Accrued payroll	120,989	138,090	120,989	138,090
Accrued vacation	73,977	78,776	73,977	78,776
Accrued interest	9,401	32,964	9,401	32,964
Accrued other	133,728	142,431	133,728	142,431
Due to third party payors	—	11,065	—	11,065
Total Current Liabilities	729,285	550,348	729,285	550,348

Long-term debt, net of current portion	2,160,730	2,642,115	2,160,730	2,642,115
Non-current deferred tax liability	218,705	210,000	218,705	210,000
Other non-current liabilities	133,220	136,527	133,220	136,527

Total Liabilities	3,241,940	3,538,990	3,241,940	3,538,990

Commitments and contingencies (Note 11)

Redeemable non-controlling interests	238,221	246,429	238,221	246,429

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 131,282,798 and 132,395,317 shares issued and outstanding at 2015 and 2016, respectively	131	132	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	424,506	440,316	904,375	921,069
Retained earnings (accumulated deficit)	434,616	528,593	(45,122)	47,972
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	859,253	969,041	859,253	969,041
Non-controlling interest	49,264	90,945	49,264	90,945
Total Equity	908,517	1,059,986	908,517	1,059,986

Total Liabilities and Equity	$4,388,678	$4,845,405	$4,388,678	$4,845,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2015	2016	2015	2016

Net operating revenues	$1,021,123	$1,053,795	$1,021,123	$1,053,795

Costs and expenses:
Cost of services	900,949	915,703	900,949	915,703
General and administrative	22,201	27,088	22,201	27,088
Bad debt expense	18,287	17,677	18,287	17,677
Depreciation and amortization	31,472	37,165	31,472	37,165
Total costs and expenses	972,909	997,633	972,909	997,633

Income from operations	48,214	56,162	48,214	56,162

Other income and expense:
Loss on early retirement of debt	—	(10,853)	—	(10,853)
Equity in earnings of unconsolidated subsidiaries	6,348	5,268	6,348	5,268
Non-operating gain (loss)	29,647	(1,028)	29,647	(1,028)
Interest expense	(33,052)	(44,482)	(33,052)	(44,482)

Income before income taxes	51,157	5,067	51,157	5,067

Income tax expense	18,347	1,075	18,347	1,075
Net income	32,810	3,992	32,810	3,992

Less: Net income (loss) attributable to non-controlling interests	3,404	(2,479)	3,404	(2,479)

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$29,406	$6,471	$29,406	$6,471

Basic	$0.22	$0.05
Diluted	$0.22	$0.05

Weighted average shares outstanding:
Basic	127,386	127,848
Diluted	127,649	127,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016

Net operating revenues	$2,703,531	$3,239,756	$2,703,531	$3,239,756

Costs and expenses:
Cost of services	2,309,213	2,754,950	2,309,213	2,754,950
General and administrative	67,917	81,226	67,917	81,226
Bad debt expense	43,243	51,591	43,243	51,591
Depreciation and amortization	70,668	107,887	70,668	107,887
Total costs and expenses	2,491,041	2,995,654	2,491,041	2,995,654

Income from operations	212,490	244,102	212,490	244,102

Other income and expense:
Loss on early retirement of debt	—	(11,626)	—	(11,626)
Equity in earnings of unconsolidated subsidiaries	12,788	14,466	12,788	14,466
Non-operating gain	29,647	37,094	29,647	37,094
Interest expense	(79,728)	(127,662)	(79,728)	(127,662)

Income before income taxes	175,197	156,374	175,197	156,374

Income tax expense	65,048	51,585	65,048	51,585
Net income	110,149	104,789	110,149	104,789

Less: Net income attributable to non-controlling interests	8,740	9,550	8,740	9,550

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$101,409	$95,239	$101,409	$95,239

Basic	$0.77	$0.72
Diluted	$0.77	$0.72

Dividends paid per share	$0.10	$—

Weighted average shares outstanding:
Basic	127,541	127,659
Diluted	127,844	127,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity and Income

(unaudited)

(in thousands)

			Select Medical Holdings Corporation Stockholders				Non-
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	controlling Interests
Balance at December 31, 2015		$908,517	131,283	$131	$424,506	$434,616	$49,264
Net income	$93,037	93,037				95,239	(2,202)
Net income - attributable to redeemable non-controlling interests	11,752
Total comprehensive income	$104,789
Issuance and vesting of restricted stock		12,344	1,089	1	12,343
Tax benefit from stock based awards		514			514
Repurchase of common shares		(1,939)	(155)	0	(883)	(1,056)
Stock option expense		4			4
Exercise of stock options		1,488	178	0	1,488
Non-controlling interests acquired in business combination		2,514					2,514
Distributions to non-controlling interests		(6,939)					(6,939)
Issuance of non-controlling interests		50,178			2,377		47,801
Purchase of redeemable non-controlling interests		466				466
Other		(198)			(33)	(672)	507
Balance at September 30, 2016		$1,059,986	132,395	$132	$440,316	$528,593	$90,945

			Select Medical Corporation Stockholders				Non-
	Comprehensive Income	Total	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings (Accumulated Deficit)	controlling Interests
Balance at December 31, 2015		$908,517	0	$0	$904,375	$(45,122)	$49,264
Net income	$93,037	93,037				95,239	(2,202)
Net income - attributable to redeemable non-controlling interests	11,752
Total comprehensive income	$104,789
Additional investment by Holdings		1,488			1,488
Dividends declared and paid to Holdings		(1,939)				(1,939)
Contribution related to restricted stock awards and stock option issuances by Holdings		12,348			12,348
Tax benefit from stock based awards		514			514
Non-controlling interests acquired in business combination		2,514					2,514
Distributions to non-controlling interests		(6,939)					(6,939)
Issuance of non-controlling interests		50,178			2,377		47,801
Purchase of redeemable non-controlling interests		466				466
Other		(198)			(33)	(672)	507
Balance at September 30, 2016		$1,059,986	0	$0	$921,069	$47,972	$90,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016

Operating activities
Net income	$110,149	$104,789	$110,149	$104,789
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	11,814	16,145	11,814	16,145
Depreciation and amortization	70,668	107,887	70,668	107,887
Amortization of leasehold interests	—	457	—	457
Provision for bad debts	43,243	51,591	43,243	51,591
Equity in earnings of unconsolidated subsidiaries	(12,788)	(14,466)	(12,788)	(14,466)
Loss on early retirement of debt	—	11,626	—	11,626
Loss on disposal of assets	—	282	—	282
Gain on sale of assets and businesses	(1,264)	(42,192)	(1,264)	(42,192)
Gain on sale of equity investment	(29,647)	(241)	(29,647)	(241)
Impairment of equity investment	—	5,339	—	5,339
Stock compensation expense	9,244	12,924	9,244	12,924
Amortization of debt discount, premium and issuance costs	6,746	11,845	6,746	11,845
Deferred income taxes	(6,925)	(13,088)	(6,925)	(13,088)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(48,778)	(40,776)	(48,778)	(40,776)
Other current assets	(4,580)	12,094	(4,580)	12,094
Other assets	4,540	4,689	4,540	4,689
Accounts payable	3,047	(17,752)	3,047	(17,752)
Accrued expenses	32,716	52,996	32,716	52,996
Due to third party payors	—	11,065	—	11,065
Income taxes	15,246	5,033	15,246	5,033
Net cash provided by operating activities	203,431	280,247	203,431	280,247

Investing activities
Purchases of property and equipment	(113,992)	(118,260)	(113,992)	(118,260)
Proceeds from sale of assets and businesses	1,542	71,388	1,542	71,388
Investment in businesses	(1,703)	(3,140)	(1,703)	(3,140)
Proceeds from sale of equity investment	33,096	1,241	33,096	1,241
Acquisition of businesses, net of cash acquired	(1,049,872)	(414,231)	(1,049,872)	(414,231)
Net cash used in investing activities	(1,130,929)	(463,002)	(1,130,929)	(463,002)

Financing activities
Borrowings on revolving facilities	840,000	420,000	840,000	420,000
Payments on revolving facilities	(675,000)	(545,000)	(675,000)	(545,000)
Net proceeds from term loans	623,575	795,344	623,575	795,344
Payments on term loans	(26,884)	(434,842)	(26,884)	(434,842)
Borrowings of other debt	11,041	23,801	11,041	23,801
Principal payments on other debt	(13,167)	(15,477)	(13,167)	(15,477)
Dividends paid to common stockholders	(13,129)	—	—	—
Dividends paid to Holdings	—	—	(26,751)	(1,939)
Repurchase of common stock	(13,622)	(1,939)	—	—
Proceeds from issuance of common stock	1,604	1,488	—	—
Equity investment by Holdings	—	—	1,604	1,488
Proceeds from issuance of non-controlling interest	217,065	11,846	217,065	11,846
Proceeds from (repayments of) bank overdrafts	2,353	(8,464)	2,353	(8,464)
Tax benefit from stock based awards	383	514	383	514
Purchase of non-controlling interests	—	(1,530)	—	(1,530)
Distributions to non-controlling interests	(7,440)	(9,198)	(7,440)	(9,198)
Net cash provided by financing activities	946,779	236,543	946,779	236,543

Net increase in cash and cash equivalents	19,281	53,788	19,281	53,788

Cash and cash equivalents at beginning of period	3,354	14,435	3,354	14,435
Cash and cash equivalents at end of period	$22,635	$68,223	$22,635	$68,223

Supplemental Cash Flow Information
Cash paid for interest	$59,937	$92,928	$59,937	$92,928
Cash paid for taxes	$55,905	$59,937	$55,905	$59,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of September 30, 2016, and for the three and nine month periods ended September 30, 2015 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2016. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The condensed consolidated financial statements of Holdings include the accounts of its wholly owned subsidiary, Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

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

2.              Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The standard will be effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, which simplifies various aspects of accounting for share-based payments to employees. The areas for simplification involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In April and August 2015, the FASB issued ASU 2015-03 and ASU 2015-15, each titled Interest- Imputation of Interest, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The Company adopted the standard at the beginning of the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively conformed to reflect the adoption of the standard and approximately $38.0 million of unamortized debt issuance costs were reclassified to be a direct reduction of debt, rather than a component of other assets.

3.              Acquisitions

Physiotherapy Acquisition

On March 4, 2016, Select acquired 100% of the issued and outstanding equity securities of Physiotherapy Associates Holdings, Inc. (“Physiotherapy”) for $406.3 million, net of $12.3 million of cash acquired. Select financed the acquisition using a combination of cash on hand and proceeds from an incremental term loan facility under the Select credit facilities, as defined below (see Note 7 for more details). During the nine months ended September 30, 2016, $3.2 million of Physiotherapy acquisition costs were recognized in general and administrative expense.

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

The following table summarizes the preliminary allocation of the purchase price to the fair value of identifiable assets acquired and liabilities assumed, in accordance with the acquisition method of accounting (in thousands):

Cash and cash equivalents	$12,340
Identifiable tangible assets, excluding cash and cash equivalents	92,981
Identifiable intangible assets	32,484
Goodwill	319,145
Total assets	456,950
Total liabilities	35,792
Acquired non-controlling interests	2,514
Net assets acquired	418,644
Less: Cash and cash equivalents acquired	(12,340)
Net cash paid	$406,304

Goodwill of $319.1 million has been recognized in the transaction, representing the excess of the purchase price over the value of the tangible and intangible assets acquired and liabilities assumed. The factors considered in determining the goodwill that resulted from the Physiotherapy purchase price included Physiotherapy’s future earnings potential and the value of the assembled workforce. The goodwill has been allocated to the outpatient rehabilitation segment and is not deductible for tax purposes. However, prior to its acquisition by the Company, Physiotherapy completed certain acquisitions that resulted in goodwill with an estimated value of $8.8 million that is deductible for tax purposes, which the Company will deduct through 2030.

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

For the three months ended September 30, 2016, Concentra contributed net revenue of $258.5 million and net income of approximately $0.9 million, which are reflected in the Company’s consolidated statements of operations. For the nine months ended September 30, 2016, Concentra contributed net revenue of $764.3 million and net income of approximately $7.9 million, which are reflected in the Company’s consolidated statements of operations.

Pro Forma Results

The following pro forma unaudited results of operations have been prepared assuming the acquisitions of Concentra and Physiotherapy occurred January 1, 2014 and 2015, respectively. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisitions been consummated on the aforementioned dates. The Company’s results of operations for the three months ended September 30, 2016 include both Concentra and Physiotherapy for the entire period and there are no pro forma adjustments; therefore, no pro forma information is presented for the period.

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2015	2016
	(in thousands, except per share amounts)
Net revenue	$1,099,857	$3,350,131	$3,293,286
Net income attributable to Holdings	26,277	88,502	93,407
Income per common share:
Basic	$0.20	$0.67	$0.71
Diluted	$0.20	$0.67	$0.71

The pro forma financial information is based on the preliminary allocation of the purchase price of the Physiotherapy acquisition, and is therefore subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at a statutory rate, as if Concentra and Physiotherapy had been subsidiaries of the Company as of January 1, 2014 and 2015, respectively.

Pro forma results for the nine months ended September 30, 2015 were adjusted to include $3.2 million of Physiotherapy acquisition costs and exclude $4.7 million of Concentra acquisition costs. Pro forma results for the nine months ended September 30, 2016 were adjusted to exclude approximately $3.2 million of Physiotherapy acquisition costs.

Other Acquisitions

In addition to the acquisition of Physiotherapy, the Company completed other acquisitions consisting of hospital, clinic, and center businesses during the nine months ended September 30, 2016.  The specialty hospital transactions were conducted principally through either the exchange of nonmonetary assets or issuance of equity interests.  Assets transferred and equity interests issued for these acquisitions consisted of $7.6 million in cash payments, net of cash received, $17.7 million for specialty hospitals exchanged, and issuance of $38.3 million of equity interests.  The specialty hospital exchange transaction resulted in a non-operating gain totaling $6.5 million due, in part, to a bargain purchase because the fair values of the identifiable assets received in the exchange transaction exceeded the fair values of the transferred hospitals. The assets received in these acquisitions consisted principally of cash, real property, and goodwill, of which $46.2 million, $0.9 million, and $4.1 million of goodwill was recognized in our specialty hospital, outpatient rehabilitation, and Concentra reporting units, respectively.

4.              Sale of Businesses

The Company recognized non-operating gains totaling $42.1 million for the nine months ended September 30, 2016, principally as the result of the sale of its contract therapy businesses for $65.0 million, resulting in a non-operating gain of $33.9 million. Additionally, the Company sold nine outpatient rehabilitation clinics to an entity in which the Company holds a non-controlling interest, resulting in a non-operating gain of $1.7 million.

5.              Equity Investment Events

During the nine months ended September 30, 2016, an entity in which the Company owned a non-controlling interest was sold, which resulted in a non-operating loss of $5.1 million.

6.    Intangible Assets

The net carrying value of the Company’s goodwill and identifiable intangible assets consist of the following:

	December 31, 2015	September 30, 2016
	(in thousands)
Goodwill	$2,314,624	$2,674,623
Identifiable intangibles—Indefinite lived assets:
Trademarks	162,609	166,698
Certificates of need	13,022	13,070
Accreditations	2,045	2,045
Identifiable intangibles—Finite lived assets:
Customer relationships	132,751	122,095
Favorable leasehold interests	8,248	11,227
Non-compete agreements	—	23,085
Total identifiable intangibles	$2,633,299	$3,012,843

                                                The Company’s customer relationships and non-compete agreement assets amortize over their estimated useful lives. Amortization expense was $4.1 million and $3.0 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense was $12.2 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively. Estimated amortization expense of the Company’s customer relationships and non-compete agreements for each of the five succeeding years is $16.3 million.

In addition, the Company has recognized unfavorable leasehold interests which are recorded as liabilities. The net carrying value of unfavorable leasehold interests was $4.0 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively.

The Company’s favorable leasehold assets and unfavorable leasehold liabilities are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date. The net effect of this amortization increased rent expense by $0.2 million for the three months ended September 30, 2016 and $0.5 million for the nine months ended September 30, 2016.

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At September 30, 2016, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 3.1 years, respectively.

The changes in the carrying amount of goodwill for the Company’s reportable segments for the nine months ended September 30, 2016 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2015	$1,357,379	$306,595	$650,650	$2,314,624
Acquired	46,205	358,153	4,115	408,473
Measurement period adjustment	—	(38,148)	4,825	(33,323)
Disposed	(6,758)	(8,393)	—	(15,151)
Balance as of September 30, 2016	$1,396,826	$618,207	$659,590	$2,674,623

See Note 3 for details of the goodwill acquired during the period.

7. Indebtedness

For purposes of this indebtedness footnote, references to Select exclude Concentra, because the Concentra credit facilities are non-recourse to Holdings and Select.

The components of long-term debt and notes payable are shown in the following tables:

	December 31, 2015	September 30, 2016
	(in thousands)
Select 6.375% senior notes(1)	$700,867	$702,124
Select credit facilities:
Select revolving facility	295,000	175,000
Select term loans(2)	743,071	1,121,655
Other—Select	11,987	22,802
Total Select debt	1,750,925	2,021,581
Less: Select current maturities	222,905	7,268
Select long-term debt maturities	$1,528,020	$2,014,313

Concentra credit facilities:
Concentra revolving facility	$5,000	$—
Concentra term loans(3)	624,659	627,262
Other—Concentra	5,312	5,962
Total Concentra debt	634,971	633,224
Less: Concentra current maturities	2,261	5,422
Concentra long-term debt maturities	$632,710	$627,802

Total current maturities	$225,166	$12,690
Total long-term debt maturities	2,160,730	2,642,115
Total debt	$2,385,896	$2,654,805

(1)                                 Includes unamortized premium of $1.2 million and $1.1 million at December 31, 2015 and September 30, 2016, respectively. Includes unamortized debt issuance costs of $10.4 million and $8.9 million at December 31, 2015 and September 30, 2016, respectively.

(2)                                 Includes unamortized discounts of $2.8 million and $12.9 million at December 31, 2015 and September 30, 2016, respectively. Includes unamortized debt issuance costs of $7.4 million and $14.8 million at December 31, 2015 and September 30, 2016, respectively.

(3)                                 Includes unamortized discounts of $2.9 million at both December 31, 2015 and September 30, 2016. Includes unamortized debt issuance costs of $20.2 million and $13.7 million at December 31, 2015 and September 30, 2016, respectively.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt for the period from October 1, 2016 through December 31, 2016 and the years after 2016 are approximately as follows:

	Select	Concentra	Total
	(in thousands)
October 1, 2016 — December 31, 2016	$4,236	$2,160	$6,396
2017	16,731	7,890	24,621
2018	706,426	6,617	713,043
2019	18,084	6,636	24,720
2020	6,303	6,656	12,959
2021 and beyond	1,305,337	619,873	1,925,210
Total principal	2,057,117	649,832	2,706,949
Unamortized discounts and premiums	(11,811)	(2,905)	(14,716)
Unamortized debt issuance costs	(23,725)	(13,703)	(37,428)
Total	$2,021,581	$633,224	$2,654,805

Excess Cash Flow Payment

On March 2, 2016, Select made a principal prepayment of $10.2 million associated with its term loans (the “Select term loans”) in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow as defined in the Select credit facilities.

Select Credit Facilities

On March 4, 2016, Select entered into an Additional Credit Extension Amendment (the “Additional Credit Extension Amendment”) to Select’s senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and lender, and the additional lenders named therein (the “Select credit facilities”). The Additional Credit Extension Amendment (i) provided for the lenders named therein to make available an aggregate of $625.0 million of Series F Tranche B Term Loans, (ii) extended the financial covenants through March 3, 2021, (iii) added a 1.00% prepayment premium for prepayments made with new term loans on or prior to March 4, 2017 if such new term loans have a lower yield than the Series F Tranche B Term Loans, and (iv) made certain other technical amendments to the Select credit facilities. The Series F Tranche B Term Loans bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Select credit facilities, subject to an Adjusted LIBO Rate floor of 1.00%) plus 5.00% for Eurodollar Loans or the Alternate Base Rate (as defined in the Select credit facilities) plus 4.00% for Alternate Base Rate Loans (as defined in the Select credit facilities). Select is required to make principal payments on the Series F Tranche B Term Loans in quarterly installments on the last day of each of March, June, September and December, beginning June 30, 2016, in amounts equal to 0.25% of the aggregate principal amount of the Series F Tranche B Term Loans outstanding as of the date of the Additional Credit Extension Amendment. The balance of the

Series F Tranche B Term Loans is payable on March 3, 2021. Except as specifically set forth in the Additional Credit Extension Amendment, the terms and conditions of the Series F Tranche B Term Loans are identical to the terms of the outstanding Series E Term B Loans under the Select credit facilities and the other loan documents to which Select is party.

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

During the nine months ended September 30, 2016, the Company recognized a loss on early retirement of debt of $0.8 million relating to the repayment of the Series D Tranche B Term Loans under the Select credit facilities.

Concentra Credit Facilities

On September 26, 2016, Concentra entered into Amendment No. 1 (the “Concentra Credit Agreement Amendment”) to its first lien credit agreement (the “Concentra first lien credit agreement”) dated June 1, 2015. The Concentra first lien credit agreement initially provided for $500.0 million in first lien credit facilities composed of $450.0 million, seven-year term loans (“Concentra first lien term loan”) and a $50.0 million, five-year revolving credit facility (“Concentra revolving facility”).

The Concentra Credit Agreement Amendment provided an additional $200.0 million of first lien term loans due June 1, 2022, the proceeds of which were used to prepay in full Concentra’s second lien term loan due June 1, 2023; and also amended certain restrictive covenants to give Concentra greater operational flexibility.

The Concentra first lien term loan continues to bear interest at a rate equal to Adjusted LIBO (as defined in the Concentra first lien credit agreement) plus 3.00% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%). The Concentra first lien term loan amortizes in equal quarterly installments of $1.6 million through March 31, 2022, with the remaining unamortized aggregate principal due on the maturity date.

The reacquisition price of the second lien term loans was $202.0 million. The premium plus the expensing of unamortized deferred financing costs and original issuance discount resulted in a loss on early retirement of debt of $10.9 million during the three months ended September 30, 2016.

8. Fair Value

Financial instruments include cash and cash equivalents, notes payable, and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

	December 31, 2015			September 30, 2016
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
	(in thousands)
Select 6.375% senior notes(1)	$710,000	$700,867	$623,948	$710,000	$702,124	$698,853
Select credit facilities(2)	1,048,277	1,038,071	1,023,616	1,324,315	1,296,655	1,318,943
Concentra credit facilities(3)	652,750	629,659	645,392	643,870	627,262	642,260

(1)                                 The carrying value includes unamortized premium of $1.2 million and $1.1 million at December 31, 2015 and September 30, 2016, respectively, and unamortized debt issuance costs of $10.4 million and $8.9 million at December 31, 2015 and September 30, 2016, respectively.

(2)                                 The carrying value includes unamortized discounts of $2.8 million and $12.9 million at December 31, 2015 and September 30, 2016, respectively, and unamortized debt issuance costs of $7.4 million and $14.8 million at December 31, 2015 and September 30, 2016, respectively.

(3)                                 The carrying value includes unamortized discounts of $2.9 million at both December 31, 2015 and September 30, 2016 and unamortized debt issuance costs of $20.2 million and $13.7 million at December 31, 2015 and September 30, 2016, respectively.

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

9. Segment Information

The Company’s reportable segments consist of: (i) specialty hospitals, (ii) outpatient rehabilitation, and (iii) Concentra. Other activities include the Company’s corporate shared services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, Physiotherapy acquisition costs, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries.

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	Three Months Ended September 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$562,328	$199,593	$258,969	$233	$1,021,123
Adjusted EBITDA	53,656	23,807	25,584	(18,536)	84,511
Total assets	2,333,049	541,435	1,332,975	106,946	4,314,405
Capital expenditures	27,494	4,023	9,640	3,923	45,080

	Three Months Ended September 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Net operating revenues	$544,491	$250,710	$258,507	$87	$1,053,795
Adjusted EBITDA	48,264	31,995	40,888	(23,070)	98,077
Total assets	2,461,751	977,431	1,327,438	78,785	4,845,405
Capital expenditures	24,378	6,234	2,720	4,670	38,002

	Nine Months Ended September 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Net operating revenues	$1,753,445	$603,831	$345,798	$457	$2,703,531
Adjusted EBITDA	241,575	74,662	36,783	(54,672)	298,348
Total assets	2,333,049	541,435	1,332,975	106,946	4,314,405
Capital expenditures	81,329	11,048	13,494	8,121	113,992

	Nine Months Ended September 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,729,261	$745,720	$764,252	$523	$3,239,756
Adjusted EBITDA	217,759	99,006	118,080	(66,696)	368,149
Total assets	2,461,751	977,431	1,327,438	78,785	4,845,405
Capital expenditures	79,366	15,032	10,647	13,215	118,260

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$53,656	$23,807	$25,584	$(18,536)
Depreciation and amortization	(13,782)	(3,247)	(13,316)	(1,127)
Stock compensation expense	—	—	(811)	(4,014)
Income (loss) from operations	$39,874	$20,560	$11,457	$(23,677)	$48,214
Non-operating gain					29,647
Equity in earnings of unconsolidated subsidiaries					6,348
Interest expense					(33,052)
Income before income taxes					$51,157

	Three Months Ended September 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation (1)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$48,264	$31,995	$40,888	$(23,070)
Depreciation and amortization	(14,317)	(6,159)	(15,278)	(1,411)
Stock compensation expense	—	—	(193)	(4,557)
Income (loss) from operations	$33,947	$25,836	$25,417	$(29,038)	$56,162
Non-operating loss					(1,028)
Loss on early retirement of debt					(10,853)
Equity in earnings of unconsolidated subsidiaries					5,268
Interest expense					(44,482)
Income before income taxes					$5,067

	Nine Months Ended September 30, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Adjusted EBITDA	$241,575	$74,662	$36,783	$(54,672)
Depreciation and amortization	(40,409)	(9,564)	(17,510)	(3,185)
Stock compensation expense	—	—	(811)	(9,664)
Concentra acquisition costs	—	—	(4,715)	—
Income (loss) from operations	$201,166	$65,098	$13,747	$(67,521)	$212,490
Non-operating gain					29,647
Equity in earnings of unconsolidated subsidiaries					12,788
Interest expense					(79,728)
Income before income taxes					$175,197

	Nine Months Ended September 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$217,759	$99,006	$118,080	$(66,696)
Depreciation and amortization	(42,022)	(16,397)	(45,570)	(3,898)
Stock compensation expense	—	—	(577)	(12,347)
Physiotherapy acquisition costs	—	—	—	(3,236)
Income (loss) from operations	$175,737	$82,609	$71,933	$(86,177)	$244,102
Non-operating gain					37,094
Loss on early retirement of debt					(11,626)
Equity in earnings of unconsolidated subsidiaries					14,466
Interest expense					(127,662)
Income before income taxes					$156,374

(1)                     The outpatient rehabilitation segment includes the operating results of contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

(2)                     The selected financial data for the Company’s Concentra segment for the periods presented begins as of June 1, 2015, which is the date the Concentra acquisition was consummated.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$29,406	$6,471	$101,409	$95,239
Less: Earnings allocated to unvested restricted stockholders	923	209	2,925	2,852
Net income available to common stockholders	$28,483	$6,262	$98,484	$92,387

Denominator:
Weighted average shares — basic	127,386	127,848	127,541	127,659
Effect of dilutive securities:
Stock options	263	141	303	145
Weighted average shares — diluted	127,649	127,989	127,844	127,804

Basic income per common share	$0.22	$0.05	$0.77	$0.72
Diluted income per common share	$0.22	$0.05	$0.77	$0.72

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

Evansville Litigation. On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC (‘‘SSH-Evansville’’), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that, from 2006 until April 2012, SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the U.S. Department of Justice notified the District Court of its decision not to intervene in the case, and the District Court thereafter approved a case management plan imposing certain deadlines.

In December 2015, the defendants filed a Motion to Dismiss the Second Amended Complaint on multiple grounds. One basis for the Motion to Dismiss was the False Claims Act’s public disclosure bar, which disqualifies qui tam actions that are based on fraud already publicly disclosed through enumerated sources, unless the relator is an original source. The Affordable Care Act, enacted on March 23, 2010, altered the public disclosure bar language of the False Claims Act by, among other things, giving the United States the right to oppose dismissal of a case based on the public disclosure bar. In their Motion to Dismiss, the defendants contended that the public disclosure bar applies because substantially the same conduct as the plaintiff-relators have alleged had previously been publicly disclosed, including in a New York Times article and a prior qui tam case.  A second basis for the defendants’ Motion to Dismiss was that the plaintiff-relators did not plead their claims with sufficient particularity, as required by the Federal Rules of Civil Procedure.

Then, based on the Affordable Care Act’s changes to the public disclosure bar language of the False Claims Act, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010. The defendants filed briefs challenging the United States’ contention that the statutory changes gives it an unfettered right to veto the applicability of the public disclosure bar. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff-relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non-retaliation claims arising from conduct before March 23, 2010.  The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff-relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff-relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and upcoding and the plaintiff-relators’ retaliation claims.

On October 17, 2016, the defendants filed a Motion seeking certification to file an interlocutory appeal with the United States Court of Appeals for the Seventh Circuit of the District Court’s ruling that the United States’ has the power to veto the application of the public disclosure bar to the defendants’ conduct from and after March 23, 2010. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Knoxville Litigation. On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. (‘‘SSH-Knoxville’’), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015.

In November 2015, the defendants filed a Motion to Dismiss the Complaint on multiple grounds. The defendants first argued that False Claims Act’s first-to-file bar required dismissal of plaintiff-relator’s claims. Under the first-to-file bar, if a qui tam case is pending, no person may bring a related action based on the facts underlying the first action.  The defendants asserted that the plaintiff-relator’s claims were based on the same underlying facts as were asserted in the Evansville litigation, discussed above. The defendants also argued that the plaintiff-relator’s claims must be dismissed under the public disclosure bar, and because the plaintiff-relator did not plead his claims with sufficient particularity.

In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed the plaintiff-relator’s lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator’s claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At September 30, 2016, the Company had outstanding commitments under construction contracts related to new construction, improvements and renovations at the Company’s long term acute care properties, inpatient rehabilitation facilities, and Concentra centers totaling approximately $16.2 million.

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2015 and September 30, 2016 and for the three and nine months ended September 30, 2015 and 2016.

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

Select Medical Corporation

Condensed Consolidating Balance Sheet

September 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$71	$4,692	$4,140	$59,320	$—		$68,223
Accounts receivable, net	—	385,135	91,629	120,516	(4,569	)(e)	592,711
Current deferred tax asset	13,208	23,273	4,023	10,143	—		50,647
Intercompany receivables	—	2,177,863	175,638	—	(2,353,501	)(a)	—
Prepaid income taxes	5,076	—	—	6,398	—		11,474
Other current assets	11,674	34,134	11,784	25,088	—		82,680
Total Current Assets	30,029	2,625,097	287,214	221,465	(2,358,070)		805,735

Property and equipment, net	45,241	580,519	45,701	192,024	—		863,485
Investment in affiliates	4,587,985	90,815	—	—	(4,678,800	)(b) (c)	—
Goodwill	—	2,015,033	—	659,590	—		2,674,623
Other identifiable intangibles, net	—	103,511	—	234,709	—		338,220
Non-current deferred tax asset	15,215	—	—	—	(15,215	)(d)	—
Other assets	7,723	81,266	54,703	19,650	—		163,342

Total Assets	$4,686,193	$5,496,241	$387,618	$1,327,438	$(7,052,085)		$4,845,405

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$20,151	$—	$—	$—	$—		$20,151
Current portion of long-term debt and notes payable	4,836	469	1,963	5,422	—		12,690
Accounts payable	10,206	72,890	17,329	13,756	—		114,181
Intercompany payables	2,177,863	175,638	—	—	(2,353,501	)(a)	—
Accrued payroll	13,877	75,189	11,502	37,522	—		138,090
Accrued vacation	3,286	46,583	15,809	13,098	—		78,776
Accrued interest	31,387	4	4	1,569	—		32,964
Accrued other	44,347	55,704	9,671	32,709	—		142,431
Due to third party payors	—	15,634	—	—	(4,569	)(e)	11,065
Total Current Liabilities	2,305,953	442,111	56,278	104,076	(2,358,070)		550,348

Long-term debt, net of current portion	2,004,106	599	9,607	627,803	—		2,642,115
Subordinate debt	(641,466)	524,292	117,174	—	—		—
Non-current deferred tax liability	—	110,989	9,852	104,374	(15,215	)(d)	210,000
Other non-current liabilities	48,559	51,248	4,563	32,157	—		136,527

Total Liabilities	3,717,152	1,129,239	197,474	868,410	(2,373,285)		3,538,990

Redeemable non-controlling interests	—	—	10,639	235,790	—		246,429

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	921,069	—	—	—	—		921,069
Retained earnings (accumulated deficit)	47,972	1,290,294	(37,700)	1,730	(1,254,324	)(c)	47,972
Subsidiary investment	—	3,076,708	129,833	217,935	(3,424,476	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	969,041	4,367,002	92,133	219,665	(4,678,800)		969,041

Non-controlling interest	—	—	87,372	3,573	—		90,945
Total Equity	969,041	4,367,002	179,505	223,238	(4,678,800)		1,059,986

Total Liabilities and Equity	$4,686,193	$5,496,241	$387,618	$1,327,438	$(7,052,085)		$4,845,405

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

(e)  Reclass of accounts receivable, net to report a net due to third party payor liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$85	$654,966	$140,237	$258,507	$—		$1,053,795

Costs and expenses:
Cost of services	626	540,053	162,594	212,430	—		915,703
General and administrative	26,967	121	—	—	—		27,088
Bad debt expense	—	9,671	2,624	5,382	—		17,677
Depreciation and amortization	1,411	17,363	3,113	15,278	—		37,165
Total costs and expenses	29,004	567,208	168,331	233,090	—		997,633

Income (loss) from operations	(28,919)	87,758	(28,094)	25,417	—		56,162

Other income and expense:
Intercompany interest and royalty fees	(1,613)	(26,871)	28,484	—	—		—
Intercompany management fees	33,693	(25,728)	(7,965)	—	—		—
Loss on early retirement of debt	—	—	—	(10,853)	—		(10,853)
Equity in earnings of unconsolidated subsidiaries	—	5,238	30	—	—		5,268
Non-operating gain (loss)	(6,963)	5,935	—	—	—		(1,028)
Interest expense	(24,353)	(8,013)	(1,952)	(10,164)	—		(44,482)

Income (loss) from operations before income taxes	(28,155)	38,319	(9,497)	4,400	—		5,067

Income tax expense (benefit)	5,701	(7,365)	1,565	1,174	—		1,075
Equity in earnings of subsidiaries	40,327	(6,347)	—	—	(33,980	)(a)	—

Net income (loss)	6,471	39,337	(11,062)	3,226	(33,980)		3,992

Less: Net income (loss) attributable to non-controlling interests	—	—	(4,810)	2,331	—		(2,479)

Net income (loss) attributable to Select Medical Corporation	$6,471	$39,337	$(6,252)	$895	$(33,980)		$6,471

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$522	$2,086,884	$388,098	$764,252	$—		$3,239,756

Costs and expenses:
Cost of services	1,576	1,689,064	431,796	632,514	—		2,754,950
General and administrative	81,198	28	—	—	—		81,226
Bad debt expense	—	30,634	6,722	14,235	—		51,591
Depreciation and amortization	3,898	49,744	8,675	45,570	—		107,887
Total costs and expenses	86,672	1,769,470	447,193	692,319	—		2,995,654

Income (loss) from operations	(86,150)	317,414	(59,095)	71,933	—		244,102

Other income and expense:
Intercompany interest and royalty fees	(4,203)	(76,817)	81,020	—	—		—
Intercompany management fees	127,832	(107,532)	(20,300)	—	—		—
Loss on early retirement of debt	(773)	—	—	(10,853)	—		(11,626)
Equity in earnings of unconsolidated subsidiaries	—	14,384	82	—	—		14,466
Non-operating gain	33,932	3,162	—	—	—		37,094
Interest expense	(70,243)	(21,332)	(5,442)	(30,645)	—		(127,662)

Income (loss) from operations before income taxes	395	129,279	(3,735)	30,435	—		156,374

Income tax expense	13,840	24,620	2,172	10,953	—		51,585
Equity in earnings of subsidiaries	108,684	(4,053)	—	—	(104,631	)(a)	—

Net income (loss)	95,239	100,606	(5,907)	19,482	(104,631)		104,789

Less: Net income (loss) attributable to non-controlling interests	—	—	(2,082)	11,632	—		9,550

Net income (loss) attributable to Select Medical Corporation	$95,239	$100,606	$(3,825)	$7,850	$(104,631)		$95,239

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income (loss)	$95,239	$100,606	$(5,907)	$19,482	$(104,631	)(a)	$104,789
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	70	16,075	—	—		16,145
Depreciation and amortization	3,898	49,744	8,675	45,570	—		107,887
Amortization of leasehold interests	—	58	—	399	—		457
Provision for bad debts	—	30,634	6,722	14,235	—		51,591
Equity in earnings of unconsolidated subsidiaries	—	(14,384)	(82)	—	—		(14,466)
Loss on early retirement of debt	773	—	—	10,853	—		11,626
Loss (gain) on disposal of assets	225	(107)	185	(21)	—		282
Gain on sale of assets and businesses	(33,932)	(8,260)	—	—	—		(42,192)
Gain on sale of equity method investment	—	(241)	—	—	—		(241)
Impairment on equity investment	—	5,339	—	—	—		5,339
Stock compensation expense	12,347	—	—	577	—		12,924
Amortization of debt discount, premium and issuance costs	9,289	—	—	2,556	—		11,845
Deferred income taxes	(902)	—	—	(12,186)	—		(13,088)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(108,684)	4,053	—	—	104,631	(a)	—
Accounts receivable	—	3,772	(25,450)	(19,098)	—		(40,776)
Other current assets	(1,153)	9,685	(6,053)	9,615	—		12,094
Other assets	(3,881)	53,125	(54,044)	9,489	—		4,689
Accounts payable	(239)	(22,374)	332	4,529	—		(17,752)
Accrued expenses	19,692	22,231	13,606	(2,533)	—		52,996
Due to third party payors	—	15,634	(4,569)	—	—		11,065
Income taxes	2,716	—	—	2,317	—		5,033
Net cash provided by (used in) operating activities	(4,612)	249,585	(50,510)	85,784	—		280,247

Investing activities
Purchases of property and equipment	(13,315)	(58,441)	(35,857)	(10,647)	—		(118,260)
Proceeds from sale of assets and businesses	63,418	7,964	6	—	—		71,388
Investment in businesses	—	(3,140)	—	—	—		(3,140)
Proceeds from sale of equity investment	—	1,241	—	—	—		1,241
Acquisition of businesses, net of cash acquired	(406,305)	(3,523)	—	(4,403)	—		(414,231)
Net cash used in investing activities	(356,202)	(55,899)	(35,851)	(15,050)	—		(463,002)

Financing activities
Borrowings on revolving facilities	420,000	—	—	—	—		420,000
Payments on revolving facilities	(540,000)	—	—	(5,000)	—		(545,000)
Net proceeds from term loans	600,127	—	—	195,217	—		795,344
Payments on term loans	(228,962)	—	—	(205,880)	—		(434,842)
Borrowings of other debt	8,748	—	12,237	2,816	—		23,801
Principal payments on other debt	(10,971)	(528)	(1,813)	(2,165)	—		(15,477)
Dividends paid to Holdings	(1,939)	—	—	—	—		(1,939)
Equity investment by Holdings	1,488	—	—	—	—		1,488
Intercompany	116,274	(190,878)	74,604	—	—		—
Proceeds from issuance of non-controlling interest	—	—	11,846	—	—		11,846
Repayments of bank overdrafts	(8,464)	—	—	—	—		(8,464)
Tax benefit from stock based awards	514	—	—	—	—		514
Purchase of non-controlling interests	—	(1,294)	(236)	—	—		(1,530)
Distributions to non-controlling interests	—	—	(6,762)	(2,436)	—		(9,198)

Net cash provided by (used in) financing activities	356,815	(192,700)	89,876	(17,448)	—		236,543

Net increase (decrease) in cash and cash equivalents	(3,999)	986	3,515	53,286	—		53,788

Cash and cash equivalents at beginning of period	4,070	3,706	625	6,034			14,435
Cash and cash equivalents at end of period	$71	$4,692	$4,140	$59,320	$—		$68,223

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2015

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,070	$3,706	$625	$6,034	$—		$14,435
Accounts receivable, net	—	419,554	68,332	115,672	—		603,558
Current deferred tax asset	11,556	6,733	4,761	5,638	—		28,688
Intercompany receivables	—	1,974,229	127,373	—	(2,101,602	)(a)	—
Prepaid income taxes	7,979	—	—	8,715	—		16,694
Other current assets	10,521	34,887	5,731	34,640	—		85,779
Total Current Assets	34,126	2,439,109	206,822	170,699	(2,101,602)		749,154

Property and equipment, net	38,872	548,820	61,126	215,306	—		864,124
Investment in affiliates	4,111,682	66,015	—	—	(4,177,697	)(b) (c)	—
Goodwill	—	1,663,974	—	650,650	—		2,314,624
Other identifiable intangibles, net	—	72,776	—	245,899	—		318,675
Non-current deferred tax asset	12,297	—	—	—	(12,297	)(d)	—
Other assets	3,842	108,524	659	29,076	—		142,101

Total Assets	$4,200,819	$4,899,218	$268,607	$1,311,630	$(6,291,596)		$4,388,678

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$28,615	$—	$—	$—	$—		$28,615
Current portion of long-term debt and notes payable	221,769	197	939	2,261	—		225,166
Accounts payable	10,445	101,156	16,997	8,811	—		137,409
Intercompany payables	1,974,229	127,373	—	—	(2,101,602	)(a)	—
Accrued payroll	22,970	66,908	3,916	27,195	—		120,989
Accrued vacation	6,406	50,254	9,363	7,954	—		73,977
Accrued interest	6,315	3	—	3,083	—		9,401
Accrued other	38,883	42,939	9,866	42,040	—		133,728
Total Current Liabilities	2,309,632	388,830	41,081	91,344	(2,101,602)		729,285

Long-term debt, net of current portion	984,744	452,417	90,860	632,709	—		2,160,730
Non-current deferred tax liability	—	114,394	9,239	107,369	(12,297	)(d)	218,705
Other non-current liabilities	47,190	41,904	4,798	39,328	—		133,220

Total Liabilities	3,341,566	997,545	145,978	870,750	(2,113,899)		3,241,940

Redeemable non-controlling interests	—	870	11,224	226,127	—		238,221

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	904,375	—	—	—	—		904,375
Retained earnings (accumulated deficit)	(45,122)	1,189,688	(8,932)	(6,120)	(1,174,636	)(c)	(45,122)
Subsidiary investment	—	2,711,115	74,011	217,935	(3,003,061	)(b)	—
Total Select Medical Corporation Stockholder’s Equity	859,253	3,900,803	65,079	211,815	(4,177,697)		859,253

Non-controlling interest	—	—	46,326	2,938	—		49,264
Total Equity	859,253	3,900,803	111,405	214,753	(4,177,697)		908,517

Total Liabilities and Equity	$4,200,819	$4,899,218	$268,607	$1,311,630	$(6,291,596)		$4,388,678

(a)  Elimination of intercompany.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$233	$644,458	$117,463	$258,969	$—		$1,021,123

Costs and expenses:
Cost of services	581	568,272	102,400	229,696	—		900,949
General and administrative	22,169	32	—	—	—		22,201
Bad debt expense	—	12,002	1,785	4,500	—		18,287
Depreciation and amortization	1,128	14,338	2,690	13,316	—		31,472
Total costs and expenses	23,878	594,644	106,875	247,512	—		972,909

Income (loss) from operations	(23,645)	49,814	10,588	11,457	—		48,214

Other income and expense:
Intercompany interest and royalty fees	(355)	347	8	—	—		—
Intercompany management fees	(1,967)	7,955	(5,988)	—	—		—
Non-operating gain	—	29,647	—	—	—		29,647
Equity in earnings of unconsolidated subsidiaries	—	6,319	29	—	—		6,348
Interest expense	(15,029)	(6,091)	(1,577)	(10,355)	—		(33,052)

Income (loss) from operations before income taxes	(40,996)	87,991	3,060	1,102	—		51,157

Income tax expense (benefit)	(13,708)	32,841	(346)	(440)	—		18,347
Equity in earnings of subsidiaries	56,694	1,226	—	—	(57,920	)(a)	—

Net income	29,406	56,376	3,406	1,542	(57,920)		32,810

Less: Net income attributable to non-controlling interests	—	10	2,121	1,273	—		3,404

Net income attributable to Select Medical Corporation	$29,406	$56,366	$1,285	$269	$(57,920)		$29,406

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$457	$1,994,703	$362,573	$345,798	$—		$2,703,531

Costs and expenses:
Cost of services	1,591	1,693,968	309,206	304,448	—		2,309,213
General and administrative	63,387	(185)	—	4,715	—		67,917
Bad debt expense	—	30,737	7,128	5,378	—		43,243
Depreciation and amortization	3,186	42,020	7,952	17,510	—		70,668
Total costs and expenses	68,164	1,766,540	324,286	332,051	—		2,491,041

Income (loss) from operations	(67,707)	228,163	38,287	13,747	—		212,490

Other income and expense:
Intercompany interest and royalty fees	(952)	933	19	—	—		—
Intercompany management fees	37,320	(18,911)	(18,409)	—	—		—
Non-operating gain	—	29,647	—	—	—		29,647
Equity in earnings of unconsolidated subsidiaries	—	12,718	70	—	—		12,788
Interest expense	(43,210)	(18,177)	(4,617)	(13,724)	—		(79,728)

Income (loss) from operations before income taxes	(74,549)	234,373	15,350	23	—		175,197

Income tax expense (benefit)	(25,644)	93,461	(1,634)	(1,135)	—		65,048
Equity in earnings of subsidiaries	150,314	9,536	—	—	(159,850	)(a)	—

Net income	101,409	150,448	16,984	1,158	(159,850)		110,149

Less: Net income attributable to non-controlling interests	—	41	7,402	1,297	—		8,740

Net income (loss) attributable to Select Medical Corporation	$101,409	$150,407	$9,582	$(139)	$(159,850)		$101,409

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$101,409	$150,448	$16,984	$1,158	$(159,850	)(a)	$110,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	11,737	77	—	—		11,814
Depreciation and amortization	3,186	42,020	7,952	17,510	—		70,668
Provision for bad debts	—	30,737	7,128	5,378	—		43,243
Equity in earnings of unconsolidated subsidiaires	—	(12,718)	(70)	—	—		(12,788)
Gain on sale of assets and businesses	—	(1,257)	(6)	(1)	—		(1,264)
Gain on sale of equity investment	—	(29,647)	—	—	—		(29,647)
Stock compensation expense	8,433	—	—	811	—		9,244
Amortization of debt discount, premium and issuance costs	5,500	—	—	1,246	—		6,746
Deferred income taxes	(6,925)	—	—	—	—		(6,925)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(150,314)	(9,536)	—	—	159,850	(a)	—
Accounts receivable	—	(35,725)	(6,085)	(6,968)	—		(48,778)
Other current assets	(2,090)	(2,006)	(12)	(472)	—		(4,580)
Other assets	5,833	(1,546)	253	—	—		4,540
Accounts payable	(572)	8,139	(2,011)	(2,509)	—		3,047
Accrued expenses	12,541	15,433	2,713	2,029	—		32,716
Income taxes	18,410	—	—	(3,164)	—		15,246
Net cash provided by (used in) operating activities	(4,589)	166,079	26,923	15,018	—		203,431

Investing activities
Purchases of property and equipment	(8,119)	(87,070)	(5,309)	(13,494)	—		(113,992)
Proceeds from sale of assets	—	1,519	9	14	—		1,542
Investment in businesses	—	(826)	(877)	—	—		(1,703)
Proceeds from sale of equity investment	—	33,096	—	—	—		33,096
Acquisition of businesses, net of cash acquired	—	—	(2,686)	(1,047,186)	—		(1,049,872)
Net cash used in investing activities	(8,119)	(53,281)	(8,863)	(1,060,666)	—		(1,130,929)

Financing activities
Borrowings on revolving facilities	830,000	—	—	10,000	—		840,000
Payments on revolving facilities	(665,000)	—	—	(10,000)	—		(675,000)
Net proceeds from term loans	—	—	—	623,575	—		623,575
Payments on term loans	(26,884)	—	—	—	—		(26,884)
Borrowings of other debt	6,486	—	1,547	3,008	—		11,041
Principal payments on other debt	(8,800)	(1,313)	(796)	(2,258)	—		(13,167)
Dividends paid to Holdings	(26,751)	—	—	—	—		(26,751)
Equity investment by Holdings	1,604	—	—	—	—		1,604
Proceeds from issuance of non-controlling interests	—	—	—	217,065	—		217,065
Proceeds from bank overdrafts	2,353	—	—	—	—		2,353
Tax benefit from stock based awards	383	—	—	—	—		383
Intercompany	(95,683)	(109,796)	(12,456)	217,935	—		—
Distributions to non-controlling interests	—	—	(6,470)	(970)	—		(7,440)
Net cash provided by (used in) financing activities	17,708	(111,109)	(18,175)	1,058,355	—		946,779

Net increase (decrease) in cash and cash equivalents	5,000	1,689	(115)	12,707	—		19,281

Cash and cash equivalents at beginning of period	70	2,454	830	—	—		3,354
Cash and cash equivalents at end of period	$5,070	$4,143	$715	$12,707	$—		$22,635

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

Overview

We began operations in 1997, and we believe that we are one of the largest operators of specialty hospitals and outpatient rehabilitation clinics in the United States based on number of facilities.  On March 4, 2016, we acquired Physiotherapy, a national provider of outpatient physical rehabilitation care, which operated 574 clinics nationwide. As of September 30, 2016, we operated 123 specialty hospitals in 27 states and 1,603 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, provides occupational medicine, consumer health, physical therapy, and veteran’s healthcare services throughout the United States. As of September 30, 2016, Concentra operated 301 medical centers in 38 states. Concentra also provides contract services at employer worksites and operates Department of Veterans Affairs community-based outpatient clinics (‘‘CBOCs”). On March 31, 2016, we sold our contract therapy businesses. As of September 30, 2016, we had operations in 46 states and the District of Columbia.

We manage our Company through three business segments: specialty hospitals, outpatient rehabilitation, and the Concentra segment. We had net operating revenues of $3,239.8 million for the nine months ended September 30, 2016. Of this total, we earned approximately 53% of our net operating revenues from our specialty hospitals segment, approximately 23% from our outpatient rehabilitation segment, and approximately 24% from our Concentra segment. Our specialty hospitals segment consists of hospitals designed to serve the needs of long term acute care patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, and serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders, and cancer. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our outpatient rehabilitation patients are typically diagnosed with musculoskeletal impairments that restrict their ability to perform normal activities of daily living. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, consumer health, physical therapy, and veteran’s healthcare services.

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

Non-GAAP Measure Reconciliation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
	(in thousands)
Net income	$32,810	$3,992	$110,149	$104,789
Income tax expense	18,347	1,075	65,048	51,585
Interest expense	33,052	44,482	79,728	127,662
Non-operating loss (gain)	(29,647)	1,028	(29,647)	(37,094)
Equity in earnings of unconsolidated subsidiaries	(6,348)	(5,268)	(12,788)	(14,466)
Loss on early retirement of debt	—	10,853	—	11,626
Income from operations	$48,214	$56,162	$212,490	$244,102
Stock compensation expense:
Included in general and administrative	3,433	3,932	8,073	10,771
Included in cost of services	1,392	818	2,402	2,153
Depreciation and amortization	31,472	37,165	70,668	107,887
Physiotherapy acquisition costs	—	—	—	3,236
Concentra acquisition costs	—	—	4,715	—
Adjusted EBITDA	$84,511	$98,077	$298,348	$368,149

Summary Financial Results

Consolidated Operating Results for the Three Months Ended September 30, 2016

For the three months ended September 30, 2016, our net operating revenues increased 3.2% to $1,053.8 million, compared to $1,021.1 million for the three months ended September 30, 2015. We had income from operations of $56.2 million for the three months ended September 30, 2016, compared to $48.2 million for the three months ended September 30, 2015. Net income was $4.0 million for the three months ended September 30, 2016, which includes a pre-tax non-operating loss of $1.0 million and a pre-tax loss on early retirement of debt of $10.9 million.  Net income was $32.8 million for the three months ended September 30, 2015, which includes a pre-tax non-operating gain of $29.6 million. Our Adjusted EBITDA for the three months ended September 30, 2016 increased 16.1% to $98.1 million, compared to $84.5 million for the three months ended September 30, 2015, and our Adjusted EBITDA margin was 9.3% for the three months ended September 30, 2016, compared to 8.3% for the three months ended September 30, 2015.

Consolidated Operating Results for the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2016, our net operating revenues increased 19.8% to $3,239.8 million, compared to $2,703.5 million for the nine months ended September 30, 2015.  We had income from operations of $244.1 million for the nine months ended September 30, 2016, compared to $212.5 million for the nine months ended September 30, 2015.  Net income was $104.8 million for the nine months ended September 30, 2016, which includes a pre-tax non-operating gain of $37.1 million and a pre-tax loss on early retirement of debt of $11.6 million. Net income was $110.1 million for the nine months ended September 30, 2015, which includes a pre-tax non-operating gain of $29.6 million. Our Adjusted EBITDA for the nine months ended September 30, 2016 increased 23.4% to $368.1 million, compared to $298.3 million for the nine months ended

September 30, 2015, and our Adjusted EBITDA margin was 11.4% for the nine months ended September 30, 2016, compared to 11.0% for the nine months ended September 30, 2015.

Medicare Reimbursement of LTCH Services — Patient Criteria

As discussed below under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015.  As of September 30, 2016, all of our LTCHs are now operating under the new payment rules.

New Specialty Hospitals

Select’s development of new specialty hospitals can result in start-up costs exceeding net operating revenues, if any, causing Adjusted EBITDA losses during the start-up period. Adjusted EBITDA losses for start-up hospitals were $9.0 million for the three months ended September 30, 2016, compared to $3.1 million for the three months ended September 30, 2015. Adjusted EBITDA losses for start-up hospitals were $19.4 million for the nine months ended September 30, 2016, compared to $11.9 million for the nine months ended September 30, 2015.

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

Sale of Businesses

The Company recognized a non-operating gain of $42.1 million for the nine months ended September 30, 2016. The Company sold its contract therapy businesses for $65.0 million, resulting in a non-operating gain of $33.9 million. The Company also transferred five specialty hospitals in an exchange transaction and sold nine outpatient rehabilitation clinics, to a non-consolidating subsidiary, which resulted in non-operating gains of $6.5 million and $1.7 million, respectively.

Indebtedness

On September 26, 2016, Concentra entered into the Concentra Credit Agreement Amendment to the Concentra first lien credit agreement. The amended agreement provided an additional $200.0 million of first lien term loans due June 1, 2022, the net proceeds of which, together with cash on hand, were used to prepay in full Concentra’s second lien term loan due June 1, 2023. The reacquisition price of the second lien term loans was $202.0 million, and the prepayment resulted in a loss on early retirement of debt of $10.9 million during the three months ended September 30, 2016.

On March 4, 2016, Select entered into an additional credit extension amendment to the Select credit facilities, which among other changes, provided for the lenders named therein to make available an aggregate of $625.0 million of Series F Tranche B Term Loans. Select used the proceeds of the Series F Tranche B Term

Loans and cash on hand to (i) refinance in full the Series D Tranche B Term Loans due December 20, 2016, (ii) consummate the acquisition of Physiotherapy, and (iii) pay fees and expenses incurred in connection with the transactions. During the nine months ended September 30, 2016, we recognized a loss on early retirement of debt of $0.8 million.

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

Medicare Reimbursement

The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 30% of our consolidated net operating revenues for the nine months ended September 30, 2016 and 37% of our consolidated net operating revenues for the year ended December 31, 2015. The principal causes of the decrease in Medicare net operating revenues as a percentage of our total net operating revenues are the acquisitions of Concentra on June 1, 2015, and Physiotherapy on March 4, 2016, which both have a significantly lower relative percentage of Medicare net operating revenues as compared to our historical business prior to the acquisitions.  Since the percentage of net operating revenues generated directly from the Medicare program have been historically higher in our specialty hospitals segment as compared to our outpatient rehabilitation and Concentra segments, we anticipate that the percentage of net operating revenues generated directly from the Medicare program will continue to decrease to the extent growth in our outpatient rehabilitation and Concentra segments outpaces growth in our specialty hospitals segment.

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

Fiscal Year 2017. On August 22, 2016, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard federal rate was set at $42,476, an increase from the standard federal rate applicable during fiscal year 2016 of $41,763. The update to the standard federal rate for fiscal year 2017 includes a market basket increase of 2.8%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $21,943, an increase from the fixed-loss amount in the 2016 fiscal year of $16,423. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $23,570, an increase from the fixed-loss amount in the 2016 fiscal year of $22,538.

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

Patient Criteria

The BBA of 2013, enacted December 26, 2013, establishes new payment limits for Medicare patients discharged from an LTCH who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed under LTCH-PPS only if, immediately preceding the patient’s LTCH admission, the patient was discharged from a general acute care hospital paid under IPPS and the patient’s stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) or the patient is assigned to a Medicare severity diagnosis-related group for LTCHs (“MS-LTC-DRG”) for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid under LTCH-PPS the patient’s discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet the new criteria, the LTCH will be paid a lower “site-neutral” payment rate, which will be the lower of (1) the inpatient prospective payment system (“IPPS”) comparable per-diem payment rate capped at the Medicare severity diagnosis-related group (“MS-DRG”) including any outlier payments, or (2) 100 percent of the estimated costs for services.

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

Each of our LTCHs has their own unique annual cost reporting period. As a result, the new payment limits became effective for each LTCH at different points in time over the twelve month period that began on October 1, 2015. As of September 30, 2016, all of our LTCHs were operating under the new payment rules.

25 Percent Rule

The “25 Percent Rule” is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. As more fully described under “Business—Government Regulations,” various legislation has limited or deferred the full application of the 25 Percent Rule. Each of our LTCHs has their own unique annual cost reporting period. As a result, the new payment limits will become effective for each of our LTCHs at different periods of time, commencing on or after July 1, 2016. In the third quarter 2016, 6 of our LTCHs became subject to the new payment limits. During the fourth quarter of 2016, and the first, second, and third quarters of 2017, 14, 36, 16, and 31 of our LTCHs will become subject to the new payment limits, respectively. The effect on our net operating revenues for the third quarter of 2016 was immaterial.  We expect the effect on our net operating revenues in the fourth quarter of 2016 to be immaterial.  We currently project that our net operating revenue for 2017 may be adversely affected by approximately $12.0 million if we are unable to mitigate the effects of the new payment limits.

For discharges that occurred prior to October 1, 2016, the 25 Percent Rule payment adjustments are found in two Medicare regulations, one that applies to Medicare patients admitted from a co-located referring hospital and one that applies to Medicare patients admitted from a referring hospital not co-located with the LTCH.  After October 1, 2016, a single consolidated 25 Percent Rule applies to all LTCH discharges that occur in the LTCH’s cost reporting period that begins after the statutory moratoria on the full implementation of the 25 Percent Rule expires. The moratorium on the full application of the 25 Percent Rule applicable to co-located hospitals expired beginning with LTCH cost reporting periods beginning on or after July 1, 2016, while the moratorium on the full application of the 25 Percent Rule applicable to LTCHs not co-located with a referring hospital expired beginning with LTCH cost reporting periods beginning on or after October 1, 2016. Consequently, LTCHs that are subject to both Medicare regulations will continue to be subject to the moratorium on the full application of the 25 Percent Rule applicable to co-located hospitals until their cost reports beginning on or after October 1, 2016.

Under the single consolidated 25 Percent Rule, CMS calculates the percentage of LTCH discharges referred from any hospital on a provider number basis only. An LTCH’s percentage of Medicare discharges from all locations of a given referring hospital would be determined during settlement of a cost report by dividing the LTCH’s total number of Medicare discharges in the cost reporting period (based on the CMS Certification Number (CCN) on the claims) that were admitted directly from a given referring hospital (again determined by the CCN on the referring hospital’s claims) by the LTCH’s total number of Medicare discharges in the cost reporting period.  LTCH discharges that reach high cost outlier status at the referring hospital are not subject to the 25 Percent Rule payment adjustment (that is, such discharges would only be included in an LTCH’s total Medicare discharges and would not count as having been admitted from that referring hospital), and to the extent the LTCH is exclusively located in an MSA-dominant area or rural area, the LTCH would have an increased applicable threshold under proposed special treatment for exclusively MSA-dominant or exclusively rural LTCHs.

Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH Beds

The Medicare, Medicaid, SCHIP Extension Act of 2007 imposed a moratorium on the establishment and classification of new LTCHs, LTCH satellite facilities and LTCH beds in existing LTCHs or satellite facilities subject to certain exceptions through December 28, 2012. The BBA of 2013, as amended by the PAMA, reinstated the moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities beginning April 1, 2014 through

September 30, 2017 with certain exceptions to the moratorium that are applicable to the establishment and classification of new LTCHs or LTCH satellite facilities under development prior to April 1, 2014.

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

Fiscal Year 2017. On August 5, 2016, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard payment conversion factor for discharges for fiscal year 2017 was set at $15,708, an increase from the standard payment conversion factor applicable during fiscal year 2016 of $15,478. The update to the standard payment conversion factor for fiscal year 2017 includes a market basket increase of 2.7%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2017 to $7,984 from $8,658 established in the final rule for fiscal year 2016.

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

Operating Statistics

The following tables set forth operating statistics for each of our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Specialty Hospitals Data(1):
Number of hospitals owned - start of period	119	116	120	118
Number of hospitals acquired	—	1	1	4
Number of hospital start-ups	—	1	1	2
Number of hospitals closed/sold	(1)	(3)	(4)	(9)
Number of hospitals owned - end of period	118	115	118	115
Number of hospitals managed - end of period	9	8	9	8
Total number of hospitals (all) - end of period	127	123	127	123
Long term acute care hospitals	110	104	110	104
Rehabilitation hospitals	17	19	17	19
Available licensed beds (2)	5,150	5,208	5,150	5,208
Admissions (2)	13,927	12,586	42,352	39,541
Patient days (2)	338,412	296,202	1,034,166	951,292
Average length of stay (days) (2)	24	24	24	24
Net revenue per patient day (2)(3)	$1,522	$1,642	$1,563	$1,651
Occupancy rate (2)	71%	62%	72%	67%
Percent patient days - Medicare (2)	59%	53%	60%	55%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Outpatient Rehabilitation Data:
Number of clinics owned - start of period	881	1,435	880	896
Number of clinics acquired	—	3	7	546
Number of clinic start-ups	11	7	19	20
Number of clinics closed/sold	(2)	(8)	(16)	(25)
Number of clinics owned - end of period	890	1,437	890	1,437
Number of clinics managed - end of period	143	166	143	166
Total number of clinics (all) - end of period	1,033	1,603	1,033	1,603
Number of visits (2)	1,306,637	2,052,678	3,879,409	5,751,562
Net revenue per visit (2)(4)	$103	$102	$103	$102

(Operating statistics by business segment and related footnotes are continued next page)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Concentra Data:
Number of centers owned - start of period	300	301	—	300
Number of centers acquired	—	1	300	3
Number of centers start-ups	—	—	—	—
Number of centers closed/sold	—	(1)	—	(2)
Total number of centers - end of period	300	301	300	301
Number of visits (5)	1,980,496	1,906,242	2,654,330	5,642,305
Net revenue per visit (5)(6)	$114	$119	$114	$118

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

(6)                                 Net revenue per visit is calculated by dividing center direct patient service revenue by the total number of center visits.

Results of Operations

The following table outlines selected operating data as a percentage of net operating revenues, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	88.2	86.9	85.4	85.0
General and administrative	2.2	2.6	2.5	2.5
Bad debt expense	1.8	1.7	1.6	1.6
Depreciation and amortization	3.1	3.5	2.6	3.4
Income from operations	4.7	5.3	7.9	7.5
Loss on early retirement of debt	—	(1.0)	—	(0.4)
Equity in earnings of unconsolidated subsidiaries	0.6	0.5	0.5	0.5
Non-operating gain (loss)	2.9	(0.1)	1.1	1.1
Interest expense	(3.2)	(4.2)	(3.0)	(3.9)
Income before income taxes	5.0	0.5	6.5	4.8
Income tax expense	1.8	0.1	2.4	1.6
Net income	3.2	0.4	4.1	3.2
Net income (loss) attributable to non-controlling interests	0.3	(0.2)	0.3	0.3
Net income attributable to Holdings and Select	2.9%	0.6%	3.8%	2.9%

(1)         Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following tables summarize selected financial data by business segment, for the periods indicated:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2015	2016	% Change	2015	2016	% Change

Net operating revenues:
Specialty hospitals	$562,328	$544,491	(3.2)%	$1,753,445	$1,729,261	(1.4)%
Outpatient rehabilitation(1)	199,593	250,710	25.6	603,831	745,720	23.5
Concentra(2)	258,969	258,507	(0.2)	345,798	764,252	N/M
Other(3)	233	87	(62.7)	457	523	14.4
Total company	$1,021,123	$1,053,795	3.2%	$2,703,531	$3,239,756	19.8%

Income (loss) from operations:
Specialty hospitals	$39,874	$33,947	(14.9)%	$201,166	$175,737	(12.6)%
Outpatient rehabilitation(1)	20,560	25,836	25.7	65,098	82,609	26.9
Concentra(2)	11,457	25,417	121.8	13,747	71,933	N/M
Other(3)	(23,677)	(29,038)	(22.6)	(67,521)	(86,177)	(27.6)
Total company	$48,214	$56,162	16.5%	$212,490	$244,102	14.9%

Adjusted EBITDA:
Specialty hospitals	$53,656	$48,264	(10.0)%	$241,575	$217,759	(9.9)%
Outpatient rehabilitation(1)	23,807	31,995	34.4	74,662	99,006	32.6
Concentra(2)	25,584	40,888	59.8	36,783	118,080	N/M
Other(3)	(18,536)	(23,070)	(24.5)	(54,672)	(66,696)	(22.0)
Total company	$84,511	$98,077	16.1%	$298,348	$368,149	23.4%

Adjusted EBITDA margin:
Specialty hospitals	9.5%	8.9%		13.8%	12.6%
Outpatient rehabilitation(1)	11.9	12.8		12.4	13.3
Concentra(2)	9.9	15.8		10.6	15.5
Other(3)	N/M	N/M		N/M	N/M
Total company	8.3%	9.3%		11.0%	11.4%

Purchases of property and equipment:
Specialty hospitals	$27,494	$24,378		$81,329	$79,366
Outpatient rehabilitation(1)	4,023	6,234		11,048	15,032
Concentra(2)	9,640	2,720		13,494	10,647
Other(3)	3,923	4,670		8,121	13,215
Total company	$45,080	$38,002		$113,992	$118,260

(Selected financial data by business segment and related footnotes are continued next page)

	As of September 30,
	2015	2016
	(in thousands)
Total assets:
Specialty hospitals	$2,333,049	$2,461,751
Outpatient rehabilitation	541,435	977,431
Concentra(2)	1,332,975	1,327,438
Other(3)	106,946	78,785
Total company	$4,314,405	$4,845,405

N/M — Not Meaningful

(1)         The outpatient rehabilitation segment includes the operating results of contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

(2)         Concentra’s operating results are consolidated with Select’s effective June 1, 2015.

(3)         Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses

Three Months Ended September 30, 2016, Compared to Three Months Ended September 30, 2015

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, non-operating gain (loss), interest expense, income taxes, and non-controlling interest, which, in each case, are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased by 3.2% to $1,053.8 million for the three months ended September 30, 2016, compared to $1,021.1 million for the three months ended September 30, 2015, principally due to the acquisition of Physiotherapy on March 4, 2016.

Specialty Hospitals. Our specialty hospitals segment net operating revenues declined 3.2% to $544.5 million for the three months ended September 30, 2016, compared to $562.3 million for the three months ended September 30, 2015. The primary reason for this decrease was a decline in our patient days which decreased 12.5% to 296,202 days for the three months ended September 30, 2016, compared to 338,412 days for the three months ended September 30, 2015. As discussed above under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015. We experienced fewer Medicare patient days during the three months ended September 30, 2016 due to changes we implemented at our LTCHs operating under the new Medicare patient criteria regulations, and specialty hospital closures and sales. This decrease in patient days was offset in part by increases in our Medicare net revenue per patient day. Our average net revenue per patient day for all of our specialty hospitals increased 7.9% to $1,642 for the three months ended September 30, 2016, compared to $1,522 for the three months ended September 30, 2015, principally as a result of increases in our Medicare net revenue per patient day. The increase in our Medicare net revenue per patient day resulted primarily from the increase in patient acuity at LTCHs now operating under the Medicare patient criteria regulations. Our occupancy percentage declined to 62% for the three months ended September 30, 2016, compared to 71% for the three months ended September 30, 2015.

Outpatient Rehabilitation. Our outpatient rehabilitation segment net operating revenues increased 25.6% to $250.7 million for the three months ended September 30, 2016, compared to $199.6 million for three months ended September 30, 2015. This increase resulted from growth in our outpatient rehabilitation clinics, offset in part by the sale of our contract therapy businesses. Patient visits in our outpatient clinics were 2,052,678 for the three months ended September 30, 2016, compared to 1,306,637 for the three months ended September 30, 2015. This increase resulted principally from our newly acquired outpatient rehabilitation clinics, as well as growth in our existing owned outpatient rehabilitation clinics. Net revenue per visit in our owned outpatient rehabilitation clinics was $102 for the three months ended September 30, 2016, compared to $103 for the three months ended September 30, 2015.

Concentra Segment. Net operating revenues were $258.5 million for the three months ended September 30, 2016, compared to $259.0 million for the three months ended September 30, 2015.  Net revenue per visit was $119 and visits were 1,906,242 in the centers for the three months ended September 30, 2016, compared to net revenue per visit of $114 and 1,980,496 visits in the centers for the three months ended September 30, 2015. This decrease in visits was primarily driven by declines in consumer health and employer services. Visits related to workers compensation services were comparable in both periods. The decline in consumer health visits has resulted from our decision to emphasize our efforts on workers compensation services. The increase in revenue per visit was principally due to an increase per visit for workers compensation services.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $960.5 million, or 91.1% of net operating revenues, for the three months ended September 30, 2016, compared to $941.4 million, or 92.2% of net operating revenues, for the three months ended September 30, 2015. The increase in operating expenses is principally due to the acquisition of Physiotherapy on March 4, 2016. Our cost of services, a major component of which is labor expense, was $915.7 million, or 86.9% of net operating revenues, for the three months ended September 30, 2016, compared to $900.9 million, or 88.2% of net operating revenues, for the three months ended September 30, 2015. The decrease in cost of services as a percentage of net operating revenues resulted principally from a decrease in expenses relative to revenues at our Concentra segment as a result of cost saving initiatives we have implemented. Facility rent expense, a component of cost of services, was $58.5 million for the three months ended September 30, 2016, compared to $47.1 million for the three months ended September 30, 2015. General and administrative expenses were $27.1 million for the three months ended September 30, 2016, compared to $22.2 million for the three months ended September 30, 2015. Our bad debt expense was $17.7 million, or 1.7% of net operating revenues, for the three months ended September 30, 2016, compared to $18.3 million, or 1.8% of net operating revenues, for the three months ended September 30, 2015.

Adjusted EBITDA

Specialty Hospitals. Adjusted EBITDA for our specialty hospitals was $48.3 million for the three months ended September 30, 2016, compared to $53.7 million for the three months ended September 30, 2015. Our Adjusted EBITDA margin for the segment was 8.9% for the three months ended September 30, 2016, compared to 9.5% for the three months ended September 30, 2015. The reduction in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was principally attributable to Adjusted EBITDA losses resulting from start-up specialty hospitals, Adjusted EBITDA losses on newly acquired specialty hospitals, and specialty hospital closures. Start-up specialty hospitals incurred $9.0 million of Adjusted

EBITDA losses in the three months ended September 30, 2016, compared to $3.1 million for the three months ended September 30, 2015, as discussed under “Summary Financial Results” above.

Outpatient Rehabilitation. Adjusted EBITDA for our outpatient rehabilitation segment increased 34.4% to $32.0 million for the three months ended September 30, 2016, compared to $23.8 million for the three months ended September 30, 2015. The increase in Adjusted EBITDA for our outpatient rehabilitation segment was principally attributable to clinics acquired during the year. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.8% for the three months ended September 30, 2016, compared to 11.9% for the three months ended September 30, 2015. The margin increase was principally due to the sale of our contract therapy businesses, which historically operated at lower Adjusted EBITDA margins.

Concentra Segment. Adjusted EBITDA for our Concentra segment was $40.9 million for the three months ended September 30, 2016, compared to $25.6 million for the three months ended September 30, 2015.  Our Adjusted EBITDA margin for the Concentra segment was 15.8% for the three months ended September 30, 2016, compared to 9.9% for the three months ended September 30, 2015. The increases in Adjusted EBITDA and Adjusted EBITDA margins were principally due to cost reductions we have implemented.

Other. Adjusted EBITDA loss was $23.1 million for the three months ended September 30, 2016, compared to an Adjusted EBITDA loss of $18.5 million for the three months ended September 30, 2015.

Depreciation and Amortization

For the three months ended September 30, 2016, depreciation and amortization expense was $37.2 million, compared to $31.5 million for the three months ended September 30, 2015.  The increase was principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

Income from Operations

For the three months ended September 30, 2016, we had income from operations of $56.2 million, compared to $48.2 million for the three months ended September 30, 2015. The increase was principally due to the cost saving initiatives in our Concentra segment and the acquisition of Physiotherapy on March 4, 2016.

Loss on Early Retirement of Debt

On September 26, 2016, Concentra prepaid the second lien term loan under the Concentra credit facilities. The premium plus the expensing of unamortized deferred financing costs and original issuance discount resulted in a loss on early retirement of debt of $10.9 million during the three months ended September 30, 2016.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended September 30, 2016, we had equity in earnings of unconsolidated subsidiaries of $5.3 million, compared to equity in earnings of unconsolidated subsidiaries of $6.3 million for the three months ended September 30, 2015. The decrease in our equity in earnings of unconsolidated subsidiaries was principally due to the sale of a start-up company in which we owned a non-controlling interest.

Non-Operating Gain (Loss)

For the three months ended September 30, 2016, we had a non-operating loss of $1.0 million. For the three months ended September 30, 2015, we had a non-operating gain of $29.6 million on the sale of an equity investment. The equity investment was a start-up company investment in which we owned a non-controlling interest.

Interest Expense

Interest expense was $44.5 million for the three months ended September 30, 2016, compared to $33.1 million for the three months ended September 30, 2015. The increase in interest expense was principally the result of increases in our indebtedness used to finance the acquisition of Physiotherapy on March 4, 2016, and increases in our interest rates associated with amendments of Select’s credit facilities in the fourth quarter of 2015 and the first quarter of 2016.

Income Taxes

We recorded income tax expense of $1.1 million for the three months ended September 30, 2016, which represented an effective tax rate of 21.2%. We recorded income tax expense of $18.3 million for the three months ended September 30, 2015, which represented an effective tax rate of 35.9%.

Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discrete items specific to a particular quarter and quarterly changes in our full year tax provision estimate.

Non-controlling Interests

Net losses attributable to non-controlling interests were $2.5 million for the three months ended September 30, 2016, compared to net income attributable to non-controlling interests of $3.4 million for the three months ended September 30, 2015. The decrease is principally due to losses at start-up specialty hospitals as discussed under “Summary Financial Results” above. These amounts represent the minority owner’s share of income and losses for these consolidated entities.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

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

Net Operating Revenues

Our net operating revenues increased by 19.8% to $3,239.8 million for the nine months ended September 30, 2016, compared to $2,703.5 million for the nine months ended September 30, 2015, principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

Specialty Hospitals. Our specialty hospitals segment net operating revenues declined 1.4% to $1,729.3 million for the nine months ended September 30, 2016, compared to $1,753.4 million for the nine months ended September 30, 2015. The primary reason for this decrease was a decline in our patient days which decreased

8.0% to 951,292 days for the nine months ended September 30, 2016, compared to 1,034,166 days for the nine months ended September 30, 2015. As discussed above under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015.  We experienced fewer Medicare patient days due to changes we implemented at LTCHs operating under the new Medicare patient criteria regulations, and specialty hospital closures and sales. This decrease in patient days was offset in part by increases in our Medicare net revenue per patient day. Our average net revenue per patient day for all of our specialty hospitals increased 5.6% to $1,651 for the nine months ended September 30, 2016, compared to $1,563 for the nine months ended September 30, 2015, principally as a result of increases in our Medicare net revenue per patient day. The increase in our Medicare net revenue per patient day resulted primarily from the increase in patient acuity at LTCHs now operating under the Medicare patient criteria regulations. Our occupancy percentage declined to 67% for the nine months ended September 30, 2016, compared to 72% for the nine months ended September 30, 2015.

Outpatient Rehabilitation. Our outpatient rehabilitation segment net operating revenues increased 23.5% to $745.7 million for the nine months ended September 30, 2016, compared to $603.8 million for nine months ended September 30, 2015. This increase was due to an increase in visits resulting principally from our newly acquired outpatient rehabilitation clinics and growth in our existing owned outpatient rehabilitation clinics. Net revenue per visit in our owned outpatient rehabilitation clinics was $102 for the nine months ended September 30, 2016, compared to $103 for the nine months ended September 30, 2015.

Concentra Segment.  Net operating revenues were $764.3 million for the nine months ended September 30, 2016, compared to $345.8 million for the nine months ended September 30, 2015, which includes results beginning June 1, 2015.  Net revenue per visit was $118 and visits were 5,642,305 in the centers for the nine months ended September 30, 2016, compared to net revenue per visit of $114 and 2,654,330 visits in the centers for the nine months ended September 30, 2015, which includes results beginning June 1, 2015.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $2,887.8 million, or 89.1% of net operating revenues, for the nine months ended September 30, 2016, compared to $2,420.4 million, or 89.5% of net operating revenues, for the nine months ended September 30, 2015. The increase in operating expenses is principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016. Our cost of services, a major component of which is labor expense, was $2,755.0 million, or 85.0% of net operating revenues, for the nine months ended September 30, 2016, compared to $2,309.2 million, or 85.4% of net operating revenues, for the nine months ended September 30, 2015. The decrease in cost of services as a percentage of net operating revenues resulted principally from Concentra and an increase in expenses relative to revenues at our specialty hospitals. Facility rent expense, a component of cost of services, was $167.5 million for the nine months ended September 30, 2016, compared to $118.2 million for the nine months ended September 30, 2015. General and administrative expenses were $81.2 million for the nine months ended September 30, 2016, which included $3.2 million of Physiotherapy acquisition costs, compared to $67.9 million for the nine months ended September 30, 2015, which included $4.7 million of Concentra acquisition costs. General and administrative expenses as a percentage of net operating revenues were 2.5% for both the nine months ended September 30, 2016 and September 30, 2015. Our general and administrative function includes our shared services activities which have grown and expanded as a result of our significant business acquisitions. Our bad debt expense was $51.6 million, or 1.6% of net operating revenues, for the nine months ended September 30, 2016, compared to $43.2 million, or 1.6% of net operating revenues, for the nine months ended September 30, 2015.

Adjusted EBITDA

Specialty Hospitals. Adjusted EBITDA for our specialty hospitals was $217.8 million for the nine months ended September 30, 2016, compared to $241.6 million for the nine months ended September 30, 2015. Our Adjusted EBITDA margin for the segment was 12.6% for the nine months ended September 30, 2016, compared to 13.8% for the nine months ended September 30, 2015. The reduction in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was principally attributable to Adjusted EBITDA losses resulting from start-up hospitals, Adjusted EBITDA losses of newly acquired specialty hospitals, and specialty hospital closures. Start-up specialty hospitals incurred $19.4 million of Adjusted EBITDA losses in the nine months ended September 30, 2016, compared to $11.9 million for the nine months ended September 30, 2015, as discussed under “Summary Financial Results” above. We also experienced a decline in Adjusted EBITDA in our LTCHs as a result of a decrease in patient days as discussed above under “Net Operating Revenues.”

Outpatient Rehabilitation. Adjusted EBITDA for our outpatient rehabilitation segment increased 32.6% to $99.0 million for the nine months ended September 30, 2016, compared to $74.7 million for the nine months ended September 30, 2015. This increase was principally due to the acquisition of Physiotherapy on March 4, 2016. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.3% for the nine months ended September 30, 2016, compared to 12.4% for the nine months ended September 30, 2015. The increase was principally due to the sale of our contract therapy businesses, which historically operated at lower Adjusted EBITDA margins.

Concentra Segment. Adjusted EBITDA for our Concentra segment was $118.1 million for the nine months ended September 30, 2016, compared to $36.8 million for the nine months ended September 30, 2015, which includes results beginning June 1, 2015.  Our Adjusted EBITDA margin for the Concentra segment was 15.5% for the nine months ended September 30, 2016, compared to 10.6% for the nine months ended September 30, 2015. The increases in Adjusted EBITDA and Adjusted EBITDA margins were principally due to cost reductions we have implemented.

Other. Adjusted EBITDA loss was $66.7 million for the nine months ended September 30, 2016, compared to an Adjusted EBITDA loss of $54.7 million for the nine months ended September 30, 2015.

Depreciation and Amortization

For the nine months ended September 30, 2016, depreciation and amortization expense was $107.9 million, compared to $70.7 million for the nine months ended September 30, 2015. The increase was principally due to the acquisitions of Concentra on June 1, 2015, and Physiotherapy on March 4, 2016.

Income from Operations

For the nine months ended September 30, 2016, we had income from operations of $244.1 million, compared to $212.5 million for the nine months ended September 30, 2015. The increase was principally due to the acquisitions of Concentra on June 1, 2015, and Physiotherapy on March 4, 2016.

Loss on Early Retirement of Debt

On March 4, 2016, we prepaid the Series D Tranche B Term Loans under the Select credit facilities, which resulted in the recognition of approximately a $0.8 million loss on early retirement of debt. On September 26, 2016, Concentra prepaid the second lien term loan under the Concentra credit facilities. The premium plus the expensing of unamortized deferred financing costs and original issuance discount resulted in a loss on early retirement of debt of approximately $10.9 million.

Equity in Earnings of Unconsolidated Subsidiaries

For the nine months ended September 30, 2016, we had equity in earnings of unconsolidated subsidiaries of $14.5 million, compared to equity in earnings of unconsolidated subsidiaries of $12.8 million for the nine months ended September 30, 2015. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures in which we own a non-controlling interest.

Non-Operating Gain

The Company recognized a non-operating gain of $42.1 million for the nine months ended September 30, 2016. The Company sold its contract therapy businesses for $65.0 million, resulting in a non-operating gain of $33.9 million. The Company also transferred five specialty hospitals in an exchange transaction and sold nine outpatient rehabilitation clinics, to a non-consolidating subsidiary, which resulted in non-operating gains of $6.5 million and $1.7 million, respectively, as discussed above under “Significant Events.” Additionally, during the nine months ended September 30, 2016, an entity in which the Company owned a non-controlling interest was sold, which resulted in a non-operating loss of $5.1 million.

For the nine months ended September 30, 2015, we had a non-operating gain of $29.6 million on the sale of an equity investment. The equity investment was a start-up company investment in which we owned a non-controlling interest.

Interest Expense

Interest expense was $127.7 million for the nine months ended September 30, 2016, compared to $79.7 million for the nine months ended September 30, 2015. The increase in interest expense was principally the result of increases in our indebtedness used to finance the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016, and increases in our interest rates associated with amendments of Select’s credit facilities in the fourth quarter of 2015 and the first quarter of 2016.

Income Taxes

We recorded income tax expense of $51.6 million for the nine months ended September 30, 2016, which represented an effective tax rate of 33.0%.  We recorded income tax expense of $65.0 million for the nine months ended September 30, 2015, which represented an effective tax rate of 37.1%.

Our effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discrete items specific to a particular quarter and quarterly changes in our full year tax provision estimate. On March 31, 2016, we sold our contract therapy businesses. For tax purposes, the sale was treated as a discrete tax event particular to the first quarter of 2016. Our tax basis in our contract therapy businesses exceeded our selling price. As a result, we had no tax expense from the sale.  Additionally, during the nine months ended September 30, 2016, we exchanged five specialty hospitals in a hospital swap transaction.  For tax purposes, the exchange was treated as a discrete tax event particular to the second quarter of 2016.  Our tax basis in the five specialty hospitals was less than our book basis and resulted in a tax gain exceeding our book gain.  The lower effective tax rate for the nine months ended September 30, 2016 resulted from the effects of the two discrete tax events discussed above.

Non-Controlling Interests

Non-controlling interests in consolidated earnings were $9.6 million for the nine months ended September 30, 2016, compared to $8.7 million for the nine months ended September 30, 2015.  The increase is principally due to the acquisition of Concentra, offset in part by the minority interest owners’ share of losses from new specialty hospitals.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2016 and Nine Months Ended September 30, 2015

	For the Nine Months Ended September 30,
	2015	2016
	(in thousands)

Cash provided by operating activities	$203,431	$280,247
Cash used in investing activities	(1,130,929)	(463,002)
Cash provided by financing activities	946,779	236,543
Increase in cash and equivalents	19,281	53,788
Cash and equivalents at beginning of period	3,354	14,435
Cash and equivalents at end of period	$22,635	$68,223

In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

Operating activities provided $280.2 million of cash flows for the nine months ended September 30, 2016, compared to $203.4 million of cash flows provided for the nine months ended September 30, 2015.  The increase in operating cash flows for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is principally due to cash flows provided from Concentra which was acquired on June 1, 2015, Physiotherapy which was acquired on March 4, 2016, and cash distributions we received from unconsolidated investments in which we are minority owners.

Our days sales outstanding were 52 days at September 30, 2016, compared to 53 days at December 31, 2015 and 52 days at September 30, 2015. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding at September 30, 2016, December 31, 2015 and September 30, 2015 all fall within our expected range.

Investing activities used $463.0 million of cash flow for the nine months ended September 30, 2016, principally due to the acquisition of Physiotherapy. Investing activities also included $118.3 million for purchases of property and equipment, offset in part by proceeds from the sale of businesses of $71.4 million. Investing activities used $1,130.9 million of cash flow for the nine months ended September 30, 2015, principally due to $1,047.2 million related to the Concentra acquisition and $114.0 million for purchases of property and equipment.

Financing activities for Select provided $236.5 million of cash flow for the nine months ended September 30, 2016. The principal source of cash was the issuance of $625.0 million aggregate principal amount of Series F Tranche B Term Loans under the Select credit facilities, resulting in net proceeds of $600.1 million, offset by $215.7 million of cash used to repay the Series D Tranche B Term Loans under the Select credit facilities and $125.0 million of net repayments under the Select and Concentra revolving facilities.

Financing activities provided $946.8 million of cash flow for the nine months ended September 30, 2015. The principal sources of cash for financing activities were $165.0 million of net borrowings under the Select revolving facility, $646.9 million borrowed under the Concentra credit facilities, and $217.1 million attributable to a non-consolidating interest in Group Holdings.

Capital Resources

Working capital - We had net working capital of $255.4 million at September 30, 2016 compared to net working capital of $19.9 million at December 31, 2015. The increase in net working capital is primarily due to the early retirement of Series D Tranche B Term Loans, which were classified as a current liability at December 31, 2015, and an increase in cash over the nine months ended September 30, 2016.

Select credit facilities - On March 2, 2016, Select made a principal prepayment of $10.2 million associated with the Select term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of the Select term loans as a result of annual excess cash flow as defined in the Select credit facilities.

On March 4, 2016, Select entered into an Additional Credit Extension Amendment (the “Additional Credit Extension Amendment”) to Select’s senior secured credit facility with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and lender, and the additional lenders named therein (the “Select credit facilities”). The Additional Credit Extension Amendment (i) provided for the lenders named therein to make available an aggregate of $625.0 million of Series F Tranche B Term Loans, (ii) extended the financial covenants through March 3, 2021, (iii) added a 1.00% prepayment premium for prepayments made with new term loans on or prior to March 4, 2017 if such new term loans have  a lower yield than the Series F Tranche B Term Loans, and (iv) made certain other technical amendments to the Select credit facilities. The Series F Tranche B Term Loans bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Select credit facilities, subject to an Adjusted LIBO Rate floor of 1.00%) plus 5.00% for Eurodollar Loans or the Alternate Base Rate (as defined in the Select credit facilities) plus 4.00% for Alternate Base Rate Loans (as defined in the Select credit facilities). Select is required to make principal payments on the Series F Tranche B Term Loans in quarterly installments on the last day of each of March, June, September and December, beginning June 30, 2016, in amounts equal to 0.25% of the aggregate principal amount of the Series F Tranche B Term Loans outstanding as of the date of the Additional Credit Extension Amendment. The balance of the Series F Tranche B Term Loans is payable on March 3, 2021. Except as specifically set forth in the Additional Credit Extension Amendment, the terms and conditions of the Series F Tranche B Term Loans are identical to the terms of the outstanding Series E Term B Loans under the Select credit facilities and the other loan documents to which Select is party.

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

At September 30, 2016, Select had outstanding borrowings under the Select credit facilities of $1,149.3 million of Select term loans (excluding unamortized discounts and debt issuance costs of $27.7 million) and borrowings of $175.0 million (excluding letters of credit) under the Select revolving facility. After giving effect to $39.7 million of outstanding letters of credit at September 30, 2016, Select had $235.3 million of availability under the Select revolving facility.

The Select credit facilities require Select to maintain certain leverage ratios (as defined in the Select credit facilities). For the quarter ended September 30, 2016, Select was required to maintain its leverage ratio at less than 5.75 to 1.00. Select’s leverage ratio was 5.11 to 1.00 as of September 30, 2016.

Concentra credit facilities - Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.

On September 26, 2016, Concentra entered into Amendment No. 1 (the “Concentra Credit Agreement Amendment”) to its first lien credit agreement (the “Concentra first lien credit agreement”) dated June 1, 2015. The Concentra first lien credit agreement initially provided for $500.0 million in first lien credit facilities composed of $450.0 million, seven-year term loans (“Concentra first lien term loan”) and a $50.0 million, five-year revolving credit facility (“Concentra revolving facility”).

The Concentra Credit Agreement Amendment provided an additional $200.0 million of first lien term loans due June 1, 2022, the proceeds of which were used to prepay in full Concentra’s second lien term loan due June 1, 2023; and also amended certain restrictive covenants to give Concentra greater operational flexibility.

The Concentra first lien term loan continues to bear interest at a rate equal to Adjusted LIBO (as defined in the Concentra first lien credit agreement) plus 3.00% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%). The Concentra first lien term loan amortizes in equal quarterly installments of $1.6 million through March 31, 2022, with the remaining unamortized aggregate principal due on the maturity date.

At September 30, 2016, Concentra had outstanding borrowings of $643.9 million under the Concentra term loans (excluding unamortized discounts and debt issuance costs of $16.6 million). Concentra did not have any borrowings under the Concentra revolving facility. After giving effect to $6.6 million of outstanding letters of credit at September 30, 2016, Concentra had $43.4 million of availability under its revolving facility.

Stock Repurchase Program - Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2017 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under Select’s revolving credit facility. Holdings did not repurchase shares during the nine months ended September 30, 2016. Since the inception of the program through September 30, 2016, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The standard will be effective for fiscal years beginning after December 15, 2017.  The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, which simplifies various aspects of accounting for share-based payments to employees. The areas for simplification involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2016. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In April and August 2015, the FASB issued ASU 2015-03 and ASU 2015-15, each titled Interest- Imputation of Interest, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB clarified that debt issuance costs related to line-of-credit arrangements can be presented as an asset and amortized over the term of the arrangement. The Company adopted the standard at the beginning of the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively conformed to reflect the adoption of the standard and approximately $38.0 million of unamortized debt issuance costs were reclassified to be a direct reduction of debt, rather than a component of other assets.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra credit facilities.

As of September 30, 2016, Select had $1,149.3 million (excluding unamortized discounts and debt issuance costs) in term loans outstanding under the Select credit facilities and $175.0 million in revolving borrowings outstanding under the Select credit facilities, which bear interest at variable rates.

As of September 30, 2016, Concentra had outstanding borrowings under the Concentra credit facilities of $643.9 million (excluding unamortized discounts and debt issuance costs) of term loans, which bear interest at variable rates. Concentra did not have any outstanding revolving borrowings.  Certain of Select’s and Concentra’s outstanding borrowings that bear interest at variable rates were effectively fixed as of September 30, 2016 based upon then current interest rates because the Adjusted LIBO Rate did not then exceed the applicable Adjusted LIBO Rate floors for such borrowings:

•                  Select’s aggregate $527.4 million in Series E Tranche B Term Loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Select’s interest rate on this indebtedness is effectively fixed at 6.00%.

•                  Select’s aggregate $621.9 million in Series F Tranche B Term Loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Select’s interest rate on this indebtedness is effectively fixed at 6.00%.

•                  The $643.9 million Concentra first lien term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, until the Adjusted LIBO Rate exceeds 1.00%, Concentra’s interest rate on this indebtedness is effectively fixed at 4.00%.

However, the Select and Concentra revolving borrowings are not subject to an Adjusted LIBO Rate floor.

The following table summarizes the impact of hypothetical increases in market interest rates as of September 30, 2016 on our consolidated interest expense over the subsequent twelve month period:

Increase in Market Interest Rate	Interest Rate Expense Increases Per Annum (in thousands)(1)
0.25%	2,230.7
0.50%	7,151.1
0.75%	12,071.6
1.00%	16,992.1

(1)                                 Based on the 3-month LIBOR rate of 0.85% as of September 30, 2016, a change in interest rates of up to 0.15% would only increase interest expense with respect to the Select and Concentra revolving borrowings, which are not subject to an Adjusted LIBO Rate floor. Increases in interest rates greater than 0.15% as of September 30, 2016 would impact the interest rate paid on all of Select’s and Concentra’s variable rate debt, as indicated in the table above.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of September 30, 2016 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized and reported within the time periods specified in the relevant SEC rules and forms.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Evansville Litigation. On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC (‘‘SSH-Evansville’’), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that, from 2006 until April 2012, SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the U.S. Department of Justice notified the District Court of its decision not to intervene in the case, and the District Court thereafter approved a case management plan imposing certain deadlines.

In December 2015, the defendants filed a Motion to Dismiss the Second Amended Complaint on multiple grounds. One basis for the Motion to Dismiss was the False Claims Act’s public disclosure bar, which disqualifies qui tam actions that are based on fraud already publicly disclosed through enumerated sources, unless the relator is an original source. The Affordable Care Act, enacted on March 23, 2010, altered the public disclosure bar language of the False Claims Act by, among other things, giving the United States the right to oppose dismissal of a case based on the public disclosure bar. In their Motion to Dismiss, the defendants contended that the public disclosure bar applies because substantially the same conduct as the plaintiff-relators have alleged had previously been publicly disclosed, including in a New York Times article and a prior qui tam case.  A second basis for the defendants’ Motion to Dismiss was that the plaintiff-relators did not plead their claims with sufficient particularity, as required by the Federal Rules of Civil Procedure.

Then, based on the Affordable Care Act’s changes to the public disclosure bar language of the False Claims Act, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010. The defendants filed briefs challenging the United States’ contention that the statutory changes gives it an unfettered right to veto the applicability of the public disclosure bar. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff-relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non-retaliation claims arising from conduct before March 23, 2010.  The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff-relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff-relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and upcoding and the plaintiff-relators’ retaliation claims.

On October 17, 2016, the defendants filed a Motion seeking certification to file an interlocutory appeal with the United States Court of Appeals for the Seventh Circuit of the District Court’s ruling that the United States’ has the power to veto the application of the public disclosure bar to the defendants’ conduct from and after March 23, 2010. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Knoxville Litigation. On July 13, 2015, the federal District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. (‘‘SSH-Knoxville’’), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015.

In November 2015, the defendants filed a Motion to Dismiss the Complaint on multiple grounds. The defendants first argued that False Claims Act’s first-to-file bar required dismissal of plaintiff-relator’s claims. Under the first-to-file bar, if a qui tam case is pending, no person may bring a related action based on the facts underlying the first action.  The defendants asserted that the plaintiff-relator’s claims were based on the same underlying facts as were asserted in the Evansville litigation, discussed above. The defendants also argued that the plaintiff-relator’s claims must be dismissed under the public disclosure bar, and because the plaintiff-relator did not plead his claims with sufficient particularity.

In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed the plaintiff-relator’s lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator’s claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.                                          RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2017 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended September 30, 2016 under the authorized common stock repurchase program.

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2016	—	$—	—	$185,249,408
August 1 - August 31, 2016	—	—	—	185,249,408
September 1 - September 30, 2016	116,975	12.26	—	185,249,408
Total	116,975	$12.26	—	$185,249,408

(1)                                 Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 68 hereof.

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
Dated: November 3, 2016

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: November 3, 2016

EXHIBIT INDEX

Exhibit	Description
10.1	Third Amendment to the Lease Agreement, dated September 19, 2016, between Old Gettysburg II, LP and Select Medical Corporation.

10.2

Amendment No. 1, dated as of September 26, 2016, among Concentra Inc., Concentra Holdings, Inc., JP Morgan Chase Bank, N.A, as the administrative agent, collateral agent and lender and the additional lenders named therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 28, 2016 (Reg. Nos. 001-34405 and 001-31441).

10.3	Office Lease Agreement, dated as of October 28, 2016, between Select Medical Corporation and Old Gettysburg Associates V, L.P.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the nine months ended September 30, 2016 and (v) Notes to Condensed Consolidated Financial Statements.