Form 10-K
period 2016-12-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2017-02-23
CIK 1320414, 1035688

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

             Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

             The aggregate market value of Holdings' voting stock held by non-affiliates at June 30, 2016 (the last business day of Holdings' most recently completed second fiscal quarter) was approximately $1,148,804,276.42, based on the closing price per share of common stock on that date of $10.87 as reported on the New York Stock Exchange. Shares of common stock known by the registrants to be beneficially owned by directors and officers of Holdings subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrants, however, have made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

             The number of shares of Holdings' Common Stock, $0.001 par value, outstanding as of February 1, 2017 was 132,683,690.

             This Form 10-K is a combined annual report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation. Unless the context indicates otherwise, any reference in this report to "Holdings" refers to Select Medical Holdings Corporation and any reference to "Select" refers to Select Medical Corporation, the wholly owned operating subsidiary of Holdings, and any of Select's subsidiaries. Any reference to "Concentra" refers to Concentra Inc., the indirect operating subsidiary of Concentra Group Holdings, LLC ("Concentra Group Holdings"), and its subsidiaries. References to the "Company," "we," "us," and "our" refer collectively to Holdings, Select, and Concentra Group Holdings and its subsidiaries.

Documents Incorporated by Reference

             Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1.
The registrant's definitive proxy statement for use in connection with the 2017 Annual Meeting of Stockholders to be held on or about May 2, 2017 to be filed within 120 days after the registrant's fiscal year ended December 31, 2016, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed "filed" for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2016

i

PART I

Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words "may," "could," "would," "should," "believe," "expect," "anticipate," "plan," "target," "estimate," "project," "intend," and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, and sources of liquidity.

        Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management's beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

  •
  changes in government reimbursement for our services due to the implementation of healthcare reform legislation, deficit reduction measures, and/or new payment policies (including, for example, the expiration of the moratorium limiting the full application of the 25 Percent Rule that would reduce our Medicare payments for those patients admitted to a long term acute care hospital from a referring hospital in excess of an applicable percentage admissions threshold) may result in a reduction in net operating revenues, an increase in costs, and a reduction in profitability;

  •
  the impact of the Bipartisan Budget Act of 2013 (the "BBA of 2013"), which established payment limits for Medicare patients who do not meet specified criteria, may result in a reduction in net operating revenues and profitability of our long term acute care hospitals;

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

  •
  acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources, or expose us to unforeseen liabilities;

  •
  our plans and expectations related to the acquisitions of Concentra and Physiotherapy Associates Holdings, Inc. ("Physiotherapy") and our ability to realize anticipated synergies;

  •
  private third-party payors for our services may adopt payment policies that could limit our future net operating revenues and profitability;

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

        Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we are under no obligation to publicly update or revise any forward-looking statements, whether as a result of any new information, future events, or otherwise. You should not place undue reliance on our forward-looking statements. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results or performance.

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

Item 1.    Business.

Overview

        We began operations in 1997, and based on number of facilities, are one of the largest operators of specialty hospitals, outpatient rehabilitation clinics and occupational medicine centers in the United States. As of December 31, 2016, we had operations in 46 states and the District of Columbia. As of December 31, 2016, we operated 123 specialty hospitals in 27 states, and 1,611 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, operated 300 medical centers in 38 states as of December 31, 2016. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or "CBOCs."

        We manage our Company through three business segments: specialty hospitals, outpatient rehabilitation and Concentra. We had net operating revenues of $4,286.0 million for the year ended December 31, 2016. Of this total, we earned approximately 54% of our net operating revenues from our specialty hospitals segment, approximately 23% from our outpatient rehabilitation segment, and approximately 23% from our Concentra segment. Our specialty hospitals segment consists of hospitals designed to serve the needs of long term acute patients and hospitals designed to serve patients that require intensive medical rehabilitation care. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, physical therapy, veteran's healthcare, and consumer health services. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" for financial information for each of our segments for the past three fiscal years. The financial and statistical information related to the operation of our Concentra segment, and used for calculations in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section, which is contained elsewhere herein, began as of June 1, 2015, which is the date the Concentra acquisition was consummated.

Specialty Hospitals

        We are a leading operator of specialty hospitals in the United States. As of December 31, 2016, we operated 123 facilities throughout 27 states, including 103 long term acute care hospitals, or "LTCHs," and 20 inpatient rehabilitation facilities, or "IRFs." For the years ended December 31, 2014, 2015, and 2016, approximately 57%, 55% and 50%, respectively, of the net operating revenues of our specialty hospitals segment came from Medicare reimbursement. This percentage declined in 2016 as compared to the prior year because of the changes we implemented at LTCHs operating under new Medicare patient criteria which have resulted in lower Medicare patient volume. As of December 31, 2016, we operated a total of 5,237 available licensed beds and employed approximately 22,500 people in our specialty hospitals segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.

        We operate the majority of our specialty hospitals as a hospital within a hospital, or an "HIH." A specialty hospital that operates as an HIH leases space from a general acute care hospital, or "host hospital," and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing specialty hospital does not operate on a host hospital campus. We operated 123 specialty hospitals at December 31, 2016, of which 115 were owned and eight were managed. Of the 115 specialty hospitals we owned, 78 were operated as HIHs and 37 were operated as free-standing hospitals.

        Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions such as respiratory failure, neuromuscular disorders, traumatic brain and spinal cord injuries, strokes, non-healing wounds, cardiac disorders, renal disorders, and cancer. Given their complex medical needs, these patients generally require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a specialty hospital that is designed to meet their unique medical needs. For the year ended December 31, 2016, the average length of stay for patients in our specialty hospitals was 24 days.

        Below is a table that shows the distribution by medical condition (based on primary diagnosis) of patients in our specialty hospitals for the periods indicated:

	Distribution of Patients
	Year Ended December 31,
Medical Condition	2014	2015	2016
Respiratory disorders	34%	35%	38%
Neuromuscular disorders	33%	33%	31%
Cardiac disorders	10%	10%	12%
Wound care	5%	5%	4%
Infectious diseases	5%	5%	4%
Other	13%	12%	11%

Total	100%	100%	100%

        Additionally, we continually seek to increase our admissions by demonstrating our quality of care and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. Our specialty hospitals are accredited by the Joint Commission or the Commission on Accreditation of Rehabilitation Facilities ("CARF"). As of December 31, 2016, all of the 123 specialty hospitals we operated were accredited by one or more of these accrediting organizations. The Joint Commission and CARF are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. Each of our accredited facilities must regularly demonstrate to a survey team conformance to the applicable standards.

        When a patient is referred to one of our specialty hospitals by a physician, case manager, discharge planner, health maintenance organization, or insurance company, we perform a clinical assessment of the patient to determine if the patient meets criteria for admission. Based on the determinations reached in this clinical assessment, an admission decision is made.

        Upon admission, an interdisciplinary team reviews a new patient's condition. The interdisciplinary team is composed of a number of clinicians and may include any or all of the following: an attending physician; a specialty nurse; a physical, occupational, or speech therapist; a respiratory therapist; a dietician; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient's hospital stay and serves as a liaison with the insurance carrier's case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient, the treatment team, and the payor.

        Each of our specialty hospitals has a multispecialty medical staff that is composed of physicians that have completed the privileging and credentialing process required by that specialty hospital, and have been approved by the governing board of that specialty hospital. Physicians on the medical staff of our specialty hospitals are generally not directly employed by our specialty hospitals, but instead have staff privileges at one or more hospitals. At each of our specialty hospitals, attending physicians conduct rounds on their patients on a regular basis and consulting physicians provide consulting services based on the medical needs of our patients. Our specialty hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients. We staff our specialty hospitals with the number of physicians and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a specialty hospital, we consider the size of the specialty hospital, services provided by the specialty hospital, if applicable, the size and capabilities of the medical staff of the general acute care hospital that hosts that HIH, and if applicable, the proximity of an acute care hospital to the free-standing specialty hospital. The medical staff of each of our specialty hospitals meets the applicable requirements set forth by Medicare, the hospital's applicable accrediting organizations, and the state in which that specialty hospital is located.

        Each of our specialty hospitals has an onsite management team consisting of a chief executive officer, a chief nursing officer, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our specialty hospitals. We provide our hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits hospital staff to focus their time on patient care.

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

        Provide High-Quality Care and Service.    Our specialty hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with acute, complex and specialized medical needs. Our specialized treatment programs focus on specific patient needs and medical conditions such as ventilator weaning programs, wound care protocols, and rehabilitation programs for brain trauma and spinal cord injuries. Our staffing models ensure that patients have the appropriate clinical resources over the course of their stay. We maintain quality assurance programs to support and monitor quality of care standards and to meet regulatory requirements and maintain Medicare certifications. We believe that we are recognized for providing quality care and service, which helps develop brand loyalty in the local areas we serve.

        Our treatment programs, which are continuously reassessed and updated, benefit patients because they give our clinicians access to the best practices and protocols that we have found to be most effective in treating various conditions such as respiratory failure, non-healing wounds, brain and spinal cord injuries, strokes, and neuromuscular disorders. In addition, we combine or modify these programs to provide a treatment plan tailored to meet our patients' unique needs. We measure the outcomes and successes of our patients' recovery in order to provide the best possible patient care and service.

        The quality of the patient care we provide is continually monitored using several measures, including clinical outcomes data and analyses and patient satisfaction surveys. Quality measures from our specialty hospitals are collected at our corporate offices and used to create monthly, quarterly and annual reports. In order to benchmark ourselves against other hospitals, we collect our clinical and patient satisfaction information and compare it to national standards and the results of other healthcare organizations. We report to the states in which our hospitals are located certain quality measures that are required to be reported under state laws. We also report to the Centers for Medicare & Medicaid Services, or "CMS," the quality data required to be reported by our specialty hospitals. See "—Government Regulations—Other Medicare Regulations—Medicare Quality Reporting."

        Reduce Operating Costs.    We continually seek to improve operating efficiency and reduce costs at our specialty hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

  •
  centralizing administrative functions such as accounting, finance, treasury, payroll, legal, operational support, human resources, compliance, and billing and collection;

  •
  standardizing management information systems to assist in capturing the medical record, accounting, billing, collections, and data capture and analysis; and

  •
  centralizing sourcing and contracting to receive discounted prices for pharmaceuticals, medical supplies, and other commodities used in our operations.

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

        Develop Specialty Hospitals through Pursuing Joint Ventures with Large Health Care Systems.    By leveraging the experience of our senior management and development team, we believe that we are well positioned to expand our portfolio of joint ventured operations. When we identify joint venture opportunities, our development team conducts an extensive review of the area's referral patterns and commercial insurance rates to determine the general reimbursement trends and payor mix. Once discussions commence with a health care system, we refine the specific needs of a joint venture, which could include working capital, the construction of new space or the leasing and renovation of existing space. A joint venture typically consists of us and the health care system contributing certain post acute care businesses into a newly formed entity. We typically function as the manager and hold either a majority or minority ownership interest. We bring clinical expertise and clinical programs that attract commercial payors and implement our standardized resource management programs, which may improve the clinical outcome and enhance the financial performance of the joint venture.

        Pursue Opportunistic Acquisitions.    In addition to our development and joint venture initiatives, we may grow our network of specialty hospitals through opportunistic acquisitions. When we acquire a specialty hospital or a group of specialty hospitals, a team of our professionals is responsible for formulating and executing an integration plan. We seek to improve financial performance at such facilities by adding clinical programs that attract commercial payors, centralizing administrative functions, and implementing our standardized resource management programs.

Outpatient Rehabilitation

        We believe that we are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,611 facilities throughout 37 states and the District of Columbia as of December 31, 2016. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. On March 4, 2016, we acquired Physiotherapy, a national provider of outpatient physical rehabilitation care offering a wide range of services. On March 31, 2016, we sold our contract therapy businesses. Our outpatient rehabilitation segment employed approximately 9,900 people as of December 31, 2016.

        In our rehabilitation clinics, we provide physical, occupational, and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy, post-concussion rehabilitation, and athletic training services. The typical patient in one of our rehabilitation clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries, or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, and speech-language pathologists.

        Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. In recent years a number of states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. Currently, this population of patients is not significant. In our outpatient rehabilitation segment, approximately 85% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations and workers' compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.

        For a description of government regulations and Medicare payments made to our outpatient rehabilitation services see "—Government Regulations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes."

Outpatient Rehabilitation Strategy

        The key elements of our outpatient rehabilitation strategy are to:

        Provide High-Quality Care and Service.    We are focused on providing a high level of service to our patients throughout their entire course of treatment. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty which allows us to strengthen our relationships with referring physicians, employers, and health insurers to drive additional patient volume.

        Increase Market Share.    We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to open new clinics in our existing markets. This allows us to realize economies of scale, heightened brand loyalty, and workforce continuity. We also focus on increasing our workers' compensation and commercial/managed care payor mix.

        Expand Rehabilitation Programs and Services.    Through our local clinical directors of operations and clinic managers within their service areas, we assess the healthcare needs of the areas we serve. Based on these assessments, we implement additional programs and services specifically targeted to meet demand in the local community. In designing these programs we benefit from the knowledge we gain through our national network of clinics. This knowledge is used to design programs that optimize treatment methods and measure changes in health status, clinical outcomes, and patient satisfaction.

        Optimize Payor Contract Reimbursements.    We review payor contracts scheduled for renewal and potential new payor contracts to assure reasonable reimbursements for the services we provide. Before we enter into a new contract with a commercial payor, we evaluate it with the aid of our contract management system. We assess the reasonableness of the reimbursements by evaluating past and projected patient volume and clinic capacity. We create a retention strategy for the top performing contracts and a renegotiation strategy for contracts that do not meet our defined criteria. We believe that our national footprint and our strong reputation enable us to negotiate favorable reimbursement rates with commercial insurers.

        Maintain Strong Community and Employee Relations.    We believe that the relationships between our employees and the referral sources in their communities are critical to our success. Our referral sources, such as physicians and healthcare case managers, send their patients to our clinics based on three factors: the quality of our care, the customer service we provide, and their familiarity with our therapists. We seek to retain and motivate our therapists by implementing a performance-based bonus program, a defined career path with the ability to be promoted from within, timely communication on company developments, and internal training programs. We also focus on empowering our employees by giving them a high degree of autonomy in determining local area strategy. We seek to identify therapists who are potential business leaders. This management approach reflects the unique nature of each local area in which we operate and the importance of encouraging our employees to assume responsibility for their clinic's financial and operational performance.

        Pursue Opportunistic Acquisitions.    We may grow our network of outpatient rehabilitation facilities through opportunistic acquisitions such as Physiotherapy. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and improve financial performance at acquired facilities.

Concentra

        We believe that we are the largest provider of occupational health services in the United States based on the number of facilities. As of December 31, 2016, we operated 300 medical centers, 107 onsite clinics at employer worksites, and 32 CBOCs throughout 43 states. We deliver occupational medicine, consumer health, physical therapy, and veteran's healthcare services in our medical centers, onsite clinics located at the workplaces of our employer customers and our CBOCs. Our Concentra segment employed approximately 7,500 people as of December 31, 2016.

        We offer a range of occupational and consumer health services through our medical centers and onsite clinics. Occupational health services include workers' compensation injury care as well as employer services, clinical testing, wellness programs, and preventative care. Our services at the CBOCs include primary care, specialty care, subspecialty care, mental health, and pharmacy benefits. Consumer health consists of non-employer, patient-directed treatment of injuries, and illnesses. Our consumer service offerings include urgent care, wellness programs, and preventative care.

        Occupational medicine refers to the diagnosis and treatment of work-related injuries (workers' compensation), compliance services, such as preventive services, including pre-employment, fitness-for-duty, and post-accident physical examinations and substance abuse screening. Utilization is driven by the needs of labor-intensive industries such as transportation, distribution/warehousing, manufacturing, construction, health care, police/fire, and other occupations that have historically posed a higher than average risk of workplace injury or that require a workplace physical. Workers' compensation is the form of insurance that provides medical coverage to employees with work-related illnesses or injuries.

        Workers' compensation is administered on a state-by-state basis and each state is responsible for implementing and regulating its own workers' compensation program. Because workers' compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, because programs vary by state, it is difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage and control the costs of benefits across states. As a result, managing the cost of workers' compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates. For the year ended December 31, 2016, approximately 54% of our Concentra segment operating revenues came from workers' compensation.

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

        Focus on Occupational Medicine.    Our history as an industry leader in the provision of occupational medicine services provides the platform for Concentra to grow this service offering. Complementary service offerings help drive additional growth in this business line.

        Pursue Direct Employer Relationships.    We believe we provide occupational health services in a cost effective manner to our employer customers. By establishing direct relationships with these customers we seek to reduce overall costs of their workers' compensation claims, while improving employee health, and getting their employees back to work faster.

        Increase Market Share.    We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to expand our services and programs, and to open new medical centers and employer onsite locations in our existing markets. This allows us to realize economies of scale, heightened brand loyalty, and workforce continuity.

        Pursue Opportunistic Acquisitions.    We may grow our network and expand our geographic reach through opportunistic acquisitions. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and improve financial performance at acquired facilities.

Other

        Other activities include our corporate services and certain other minority investments in other healthcare related businesses. These include investments in companies that provide specialized technology, services to healthcare entities and providers of complementary services.

Our Competitive Strengths

        We believe that the success of our business model is based on a number of competitive strengths, including our position as a leading operator in each of our business segments, proven financial performance and strong cash flow, significant scale, experience in completing and integrating acquisitions and partnering with large healthcare systems, ability to capitalize on consolidation opportunities, and an experienced management team.

        Leading Operator in Distinct but Complementary Lines of Business.    We believe that we are a leading operator in each of our business segments, based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our specialty hospitals segment, we operated 123 specialty hospitals in 27 states at December 31, 2016. In our outpatient rehabilitation segment, we operated 1,611 outpatient rehabilitation clinics in 37 states and the District of Columbia at December 31, 2016. In our Concentra segment, we operated 300 medical centers in 38 states at December 31, 2016. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.

        Proven Financial Performance and Strong Cash Flow.    We have established a track record of improving the financial performance of our facilities due to our disciplined approach to revenue growth, expense management, and focus on free cash flow generation. This includes regular review of specific financial metrics of our business to determine trends in our revenue generation, expenses, billing, and cash collection. Based on the ongoing analysis of such trends, we make adjustments to our operations to optimize our financial performance and cash flow.

        Significant Scale.    By building significant scale in each of our business segments, we have been able to leverage our operating costs by centralizing administrative functions at our corporate office.

        Experience in Successfully Completing and Integrating Acquisitions.    Since our inception in 1997 through 2016, we completed nine significant acquisitions for approximately $2.57 billion, which includes $418.6 million paid to acquire Physiotherapy and $1.05 billion paid to acquire Concentra. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.

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

        Well-Positioned to Capitalize on Consolidation Opportunities.    We believe that we are well-positioned to capitalize on consolidation opportunities within each of our business segments and selectively augment our internal growth. We believe that each of our business segments is fragmented, with many of the nation's LTCHs, IRFs outpatient rehabilitation facilities, and occupational medical centers are being operated by independent operators lacking national or broad regional scope. With our geographically diversified portfolio of facilities in the United States, we believe that our footprint provides us with a wide-ranging perspective on multiple potential acquisition opportunities.

        Experienced and Proven Management Team.    Prior to co-founding our company with our current Executive Chairman and Co-Founder, our Vice Chairman and Co-Founder founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. In addition, our senior management team has extensive experience in the healthcare industry. Our President and Chief Executive Officer has more than two decades of management experience in the healthcare industry. Many of our other executives, such as our Chief Financial Officer, our General Counsel, our Chief Human Resources Officer, and our Chief Accounting Officer, have each served at our company for more than 17 years. In recent years, we have reorganized our operations to expand executive talent and ensure management continuity.

Sources of Net Operating Revenues

        The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2014	2015	2016
Medicare	44.5%	36.5%	30.0%
Commercial insurance(1)	37.3%	34.1%	33.0%
Workers' Compensation	5.4%	12.6%	17.2%
Private and other(2)	8.8%	12.8%	15.8%
Medicaid	4.0%	4.0%	4.0%

Total	100.0%	100.0%	100.0%

(1)
Includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations and managed care programs.

(2)
Includes self-payors, management services and non-patient related payments. Self-pay revenues represent less than 1% of total net operating revenues for all periods.

  Government Sources

        Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2016, we operated 123 specialty hospitals, 122 of which were certified as Medicare providers and one of which was in the process of obtaining its certification. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Our Concentra segment receives payments from the Department of Veterans Affairs and other governmental programs. Additionally, many of our specialty hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See "—Government Regulations—Overview of U.S. and State Government Reimbursements."

  Non-Government Sources

        Our non-government sources of net operating revenue include insurance companies, workers' compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary charges for our services and amounts paid by Medicare and Medicaid programs, insurance companies, workers' compensation programs, health maintenance organizations, preferred provider organizations, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or commercial payors.

Employees

        As of December 31, 2016, we employed approximately 41,500 people throughout the United States. Approximately 29,400 of our employees are full time and the remaining approximately 12,100 are part-time employees. Our specialty hospitals segment employees totaled approximately 22,500, outpatient rehabilitation segment employees totaled approximately 9,900, and Concentra segment employees totaled approximately 7,500. The remaining approximately 1,600 employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.

Competition

        We compete on the basis of the quality of the patient services we provide, the outcomes that we achieve for our patients, and the prices we charge for our services. The primary competitive factors in the specialty hospitals business include quality of services, charges for services, and responsiveness to the needs of patients, families, payors, and physicians. Other companies operate specialty hospitals that compete with our hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and HealthSouth Corporation, and rehabilitation units and stepdown units operated by acute care hospitals in the markets we serve. The competitive position of any hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations, and health maintenance organizations. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations, and other organizations which finance healthcare, and its effect on a hospital's competitive position, vary from area to area, depending on the number and strength of such organizations.

        Our outpatient rehabilitation clinics face a highly fragmented and competitive environment. The primary competitors that provide outpatient rehabilitation services include physician-owned physical therapy clinics, dedicated locally owned and managed outpatient rehabilitation clinics, and hospital or university owned or affiliated ventures, as well as national and regional providers in select areas, including Athletico Physical Therapy, ATI Physical Therapy, Drayer Physical Therapy Institute, U.S. Physical Therapy, and Upstream Physical Therapy. Some of these competing clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relations with physicians in these communities on whom we rely for patient referrals. Because the barriers to entry are not substantial and current customers have the flexibility to move easily to new healthcare service providers, we believe that new outpatient physical therapy competitors can emerge relatively quickly.

        Our Concentra segment's occupational health services, consumer health, and veteran's healthcare business face a highly fragmented and competitive environment. The primary competitors that provide occupational health services have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry are not substantial and its current customers have the flexibility to move easily to new healthcare service providers, we believe that new competitors to Concentra can emerge relatively quickly. Furthermore, urgent care clinics in the local communities Concentra serves provide services similar to those Concentra offers, and, in some cases, competing facilities are more established or newer than Concentra's, may offer a broader array of services to patients than Concentra's, and may have larger or more specialized medical staffs to treat and serve patients. In the future, Concentra expects to encounter increased competition from hospital owned clinics, payor affiliated clinics, retail pharmacy-owned clinics, and healthcare companies.

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

        We believe that each of our facilities, licensed physicians, and therapists comply with any current corporate practice and fee-splitting laws of the state in which they are located. In states where we are prohibited by the corporate practice of medicine from directly employing licensed physicians, we typically enter into management agreements with professional corporations that are owned by licensed physicians, which, in turn, employ or contract with physicians who provide professional medical services in our facilities. Under those management agreements, we perform only non-medical administrative services, do not exercise control over the practice of medicine by the physicians and structure compensation to avoid fee-splitting. In those states that apply the corporate practice of therapy prohibition, we either contract to obtain therapy services from an entity permitted to employ therapists or we manage the physical therapy practice owned by licensed therapists through which the therapy services are provided.

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

  Medicare Enrollment and Certification

        In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2016, 122 of the 123 specialty hospitals we operated were certified as Medicare providers and one was in the process of obtaining its certification. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or "rehab agencies." Our Concentra medical centers furnishing outpatient services are generally enrolled in Medicare as suppliers.

  Accreditation

        Our specialty hospitals receive accreditation from The Joint Commission or CARF. As of December 31, 2016, all of the 123 specialty hospitals we operated were accredited by The Joint Commission. In addition, some of our IRFs have also received accreditation from CARF. Where required under our contracts with the Department of Veterans Affairs, our facilities furnishing outpatient services that operate as CBOCs are accredited by The Joint Commission or another healthcare accrediting organization. See "—Government Regulations—Veterans Affairs."

  Workers' Compensation

        Workers' compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages and other costs resulting from work related injuries and illnesses. Workers' compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers' compensation programs are subject to cost containment features, such as requirements that all workers' compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers' compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers' compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers' compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Net operating revenues generated directly from workers' compensation programs represented approximately 18% of our net operating revenue from outpatient rehabilitation services, 1% of our net operating revenue from our specialty hospitals and 54% of our net operating revenue from our Concentra segment for the year ended December 31, 2016.

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

  Veterans Affairs

        As of December 31, 2016, we had 32 CBOCs, which were established to provide services to veterans residing in catchment areas under agreements with the Department of Veterans Affairs. The awarding of such agreements is regulated by laws related to federal government procurements generally, including the Federal Acquisition Regulations. Our contracts with the Department of Veterans Affairs include administrative and clinical services, performance standards, qualifications and other contractor requirements and information and security requirements. In general, our facilities furnishing outpatient services that are CBOCs provide outpatient primary care in exchange for a capitated monthly fee based on the number of eligible patients then enrolled in that CBOC.

  Overview of U.S. and State Government Reimbursements

  Medicare Program in General

        The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 45% for the year ended December 31, 2014, 37% for the year ended December 31, 2015, and 30% for the year ended December 31, 2016.

        The Medicare program reimburses various types of providers, including LTCHs, IRFs, and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to LTCHs, IRFs, and outpatient rehabilitation providers, as described below, are different than the system applicable to general acute care hospitals. If any of our hospitals fail to comply with requirements for payment under Medicare reimbursement systems for LTCHs or IRFs, as applicable, that hospital will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments for inpatient care are made under the inpatient prospective payment system, or "IPPS," under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups, or "MS-DRGs." The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient's condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH or IRF, the general acute care hospital may be reimbursed below the full MS-DRG payment if the patient's length of stay is less than the geometric mean length of stay for the MS-DRG.

  Long Term Acute Care Hospital Medicare Reimbursement

        The Medicare payment system for LTCHs is based on a prospective payment system specifically applicable to LTCHs. The long term care hospital prospective payment system, or "LTCH-PPS," was established by CMS final regulations published on August 30, 2002, and applies to LTCHs for cost reporting periods beginning on or after October 1, 2002. The policies and payment rates under LTCH-PPS are subject to annual updates and revisions. Under LTCH-PPS, each patient discharged from an LTCH is assigned to a distinct "MS-LTC-DRG," which is a Medicare severity long-term care diagnosis-related group for LTCHs, and an LTCH is generally paid a pre-determined fixed amount applicable to the assigned MS-LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). CMS assigns relative weights to each MS-LTC-DRG to reflect their relative use of medical care resources. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTCH.

  Standard Federal Rate

        Payment under the LTCH-PPS is dependent on determining the patient classification, that is, the assignment of the case to a particular MS-LTC-DRG, the weight of the MS-LTC-DRG, and the standard federal payment rate. There is a single standard federal rate that encompasses both the inpatient operating costs, which includes a labor and non-labor component, and capital-related costs that CMS updates on an annual basis. LTCH-PPS also includes special payment policies that adjust the payments for some patients based on the patient's length of stay, the facility's costs, whether the patient was discharged and readmitted, and other factors.

  Patient Criteria

        The BBA of 2013, enacted December 26, 2013, establishes a dual-rate LTCH-PPS for Medicare patients discharged from an LTCH. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed at the LTCH-PPS standard federal payment rate only if, immediately preceding the patient's LTCH admission, the patient was discharged from a "subsection (d) hospital" (generally, a short-term acute care hospital paid under IPPS) and either the patient's stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) at the subsection (d) hospital, or the patient was assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid at the LTCH-PPS standard federal payment rate, the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet these criteria, the LTCH will be paid a lower "site-neutral" payment rate, which will be the lower of: (i) the IPPS comparable per-diem payment rate capped at the MS-DRG payment rate plus any outlier payments; or (ii) 100 percent of the estimated costs for services.

        The BBA of 2013 provides for a transition to the site-neutral payment rate for those patients not paid at the LTCH-PPS standard federal payment rate. During the transition period (applicable to hospital cost reporting periods beginning on or after October 1, 2015 and on or before September 30, 2017), a blended rate will be paid for Medicare patients not meeting the new criteria that is equal to 50% of the site-neutral payment rate amount and 50% of the standard federal payment rate amount. Thereafter, an LTCH will be paid solely based on the site-neutral payment rate for Medicare patients not meeting the patient criteria. For discharges in cost reporting periods beginning on or after October 1, 2017, only the site-neutral payment rate will apply for Medicare patients not meeting the new criteria.

        In addition, for cost reporting periods beginning on or after October 1, 2019, qualifying discharges from an LTCH will continue to be paid at the LTCH-PPS standard federal payment rate, unless the number of discharges for which payment is made under the site-neutral payment rate is greater than 50% of the total number of discharges from the LTCH for that period. If the number of discharges for which payment is made under the site-neutral payment rate is greater than 50%, then beginning in the next cost reporting period all discharges from the LTCH will be reimbursed at the site-neutral payment rate. The BBA of 2013 requires CMS to establish a process for an LTCH subject to only the site-neutral payment rate to be reinstated for payment under the dual-rate LTCH-PPS.

        Payment adjustments, including the interrupted stay policy and the 25 Percent Rule (discussed below), apply to LTCH discharges regardless of whether the case is paid at the standard federal payment rate or the site-neutral payment rate. However, short stay outlier payment adjustments do not apply to cases paid at the site-neutral payment rate. CMS calculates the annual recalibration of the MS-LTC-DRG relative payment weighting factors using only data from LTCH discharges that meet the criteria for exclusion from the site-neutral payment rate. In addition, CMS applies the IPPS fixed-loss amount for high cost outliers to site-neutral cases, rather than the LTCH-PPS fixed-loss amount. CMS calculates the LTCH-PPS fixed-loss amount using only data from cases paid at the LTCH-PPS payment rate, excluding cases paid at the site-neutral rate. For fiscal year 2017, the IPPS fixed-loss amount is set at $23,573 and the LTCH-PPS fixed-loss amount is $21,943.

  Short Stay Outlier Policy

        CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or "SSO." SSO cases are paid based on the lesser of: (i) 100% of the average cost of the case; (ii) 120% of the MS-LTC-DRG specific per diem amount multiplied by the patient's length of stay; (iii) the full MS-LTC-DRG payment; or (iv) a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS.

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

  Facility Certification Criteria

        The LTCH-PPS regulations define the criteria that must be met in order for a hospital to be certified as an LTCH. To be eligible for payment under the LTCH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTCHs must meet certain facility criteria, including: (i) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient's admission, evaluates regularly their patients for continuation of care and assesses the available discharge options; (ii) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call; and (iii) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.

        An LTCH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days and Medicare Advantage Days) of greater than 25 days. LTCHs that fail to exceed an average length of stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established timeframes. CMS, through its contractors, determines whether an LTCH has maintained an average length of stay of greater than 25 days during each annual cost reporting period. LTCH cases paid at the site-neutral rate and Medicare Advantage cases are excluded from the LTCH average length of stay calculation for cost reporting periods that began on or after October 1, 2015.

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

  25 Percent Rule

        The "25 Percent Rule" is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. Specifically, the payment rate for only Medicare patients above the percentage admissions threshold are subject to a downward payment adjustment. For Medicare patients above the applicable percentage admissions threshold, the LTCH is reimbursed at a rate equivalent to that under general acute care hospital IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the admissions threshold and are paid under LTCH-PPS.

        Current law, as amended by the 21st Century Cures Act, precludes CMS from applying the 25 Percent Rule for freestanding LTCHs to cost reporting years beginning before July 1, 2016 and for discharges occurring on or after October 1, 2016 and before October 1, 2017. In addition, current law applies higher percentage admissions thresholds under the 25 Percent Rule for most HIHs for cost reporting years beginning before July 1, 2016 and effective for discharges occurring on or after October 1, 2016 and before October 1, 2017. For freestanding LTCHs the percentage admissions threshold is suspended during the relief periods. For HIHs the percentage admissions threshold is raised from 25% to 50% during the relief periods. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised from 50% to 75%. Grandfathered HIHs are exempt from the 25 Percent Rule regulations.

        After the expiration of the statutory relief, as described above, our LTCHs (whether freestanding, HIH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of these hospitals for discharges on or after October 1, 2017.

  Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH beds

        Current law imposes a moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities through September 30, 2017. There are three exceptions to the moratorium for projects that were under development when the moratorium began on April 1, 2014. Only one exception needs to apply.

  Annual Payment Rate Update

        Fiscal Year 2015.    On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH-PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate was set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 included a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less a reduction of 0.2% mandated by the Affordable Care Act, or the "ACA", and less a budget neutrality adjustment of 1.266%. The fixed-loss amount for high cost outlier cases was set at $14,972, an increase from the fixed-loss amount in the 2014 fiscal year of $13,314.

        Fiscal Year 2016.    On August 17, 2015, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate was set at $41,763, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016 included a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $16,423, an increase from the fixed-loss amount in the 2015 fiscal year of $14,972. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate described above was set at $22,538.

        Fiscal Year 2017.    On August 22, 2016, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard federal rate was set at $42,476, an increase from the standard federal rate applicable during fiscal year 2016 of $41,763. The update to the standard federal rate for fiscal year 2017 included a market basket increase of 2.8%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $21,943, an increase from the fixed-loss amount in the 2016 fiscal year of $16,423. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $23,573, an increase from the fixed-loss amount in the 2016 fiscal year of $22,538.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2018 and 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

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

  Facility Certification Criteria

        Our rehabilitation hospitals must meet certain facility criteria to be classified as an IRF by the Medicare program, including: (i) a provider agreement to participate as a hospital in Medicare; (ii) a preadmission screening procedure; (iii) ensuring that patients receive close medical supervision and furnish, through the use of qualified personnel, rehabilitation nursing, physical therapy, and occupational therapy, plus, as needed, speech therapy, social or psychological services, and orthotic and prosthetic services; (iv) a full-time, qualified director of rehabilitation; (v) a plan of treatment for each inpatient that is established, reviewed, and revised as needed by a physician in consultation with other professional personnel who provide services to the patient; and (vi) a coordinated multidisciplinary team approach in the rehabilitation of each inpatient, as documented by periodic clinical entries made in the patient's medical record to note the patient's status in relationship to goal attainment, and that team conferences are held at least every two weeks to determine the appropriateness of treatment. Failure to comply with any of the classification criteria may result in the denial of claims for payment or cause a hospital to lose its status as an IRF and be paid under the prospective payment system that applies to general acute care hospitals.

  Patient Classification Criteria

        Under the IRF certification criteria that has been in effect since 1983, in order to qualify as an IRF, a hospital was required to satisfy certain operational criteria as well as demonstrate that, during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 75% required intensive rehabilitation services for one or more of 10 conditions specified in the regulation. The SCHIP Extension Act reduced the patient classification criteria compliance threshold to 60% (with comorbidities counting toward this threshold), at which time the requirement became known as the "60% Rule." Compliance with the 60% Rule is demonstrated through either medical review or the "presumptive" method, in which a patient's diagnosis codes are compared to a "presumptive compliance" list.

  Annual Payment Rate Update

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

        Fiscal Year 2016.    On August 6, 2015, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard payment conversion factor for discharges for fiscal year 2016 was set at $15,478, an increase from the standard payment conversion factor applicable during fiscal year 2015 of $15,198. The update to the standard payment conversion factor for fiscal year 2016 included a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2016 to $8,658 from $8,848 established in the final rule for fiscal year 2015.

        Fiscal Year 2017.    On August 5, 2016, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard payment conversion factor for discharges for fiscal year 2017 was set at $15,708, an increase from the standard payment conversion factor applicable during fiscal year 2016 of $15,478. The update to the standard payment conversion factor for fiscal year 2017 included a market basket increase of 2.7%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2017 to $7,984 from $8,658 established in the final rule for fiscal year 2016.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment for IRFs. In fiscal years 2018 and 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. For services provided in 2017 through 2019, a 0.5% update will be applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System ("MIPS"). For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and the alternative payment models ("APMs"). In 2026 and subsequent years eligible professionals participating in APMs that meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

        Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. Each year from 2019 through 2024, professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making. For the year ended December 31, 2016, we received approximately 14% of our outpatient rehabilitation net operating revenues from Medicare.

  Therapy Caps

        Outpatient therapy providers reimbursed under the Medicare physician fee schedule are subject to annual limits for therapy expenses. Effective January 1, 2016, the annual limit on outpatient therapy services was $1,960 for combined physical and speech language pathology services and $1,960 for occupational therapy services. Effective January 1, 2017, the annual limit on outpatient therapy services is $1,980 for combined physical and speech language pathology services and $1,980 for occupational therapy services.

        The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. However, the Medicare Access and CHIP Reauthorization Act of 2015, and prior legislation, extended the annual limits on therapy expenses in hospital outpatient department settings through December 31, 2017. The application of annual limits to hospital outpatient department settings will sunset on December 31, 2017 unless Congress extends it. We operated 1,611 outpatient rehabilitation clinics at December 31, 2016, of which 195 are provider based outpatient rehabilitation clinics operated as departments of the inpatient rehabilitation hospitals we operated.

        Under an exceptions process to the annual limit for therapy expenses, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services was deemed to be medically necessary. Therapy cap exceptions have been available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity in other cases. The Medicare Access and CHIP Reauthorization Act of 2015 extends the exceptions process for outpatient therapy caps through December 31, 2017. Unless Congress extends the exceptions process, the therapy caps be applied without an exceptions process to all outpatient therapy services beginning January 1, 2018, except those services furnished and billed by outpatient hospital departments.

        All therapy claims exceeding $3,700 are subject to a manual medical review process. The $3,700 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. The Medicare Access and CHIP Reauthorization Act of 2015 extends the manual medical review process through December 31, 2017.

  Other Requirements for Payment

        Historically, outpatient rehabilitation services have been subject to scrutiny by the Medicare program for, among other things, medical necessity for services, appropriate documentation for services, supervision of therapy aides and students, and billing for single rather than group therapy when services are furnished to more than one patient. CMS has issued guidance to clarify that services performed by a student are not reimbursed even if provided under "line of sight" supervision of the therapist. Likewise, CMS has reiterated that Medicare does not pay for services provided by aides regardless of the level of supervision. CMS also has issued instructions that outpatient physical and occupational therapy services provided simultaneously to two or more individuals by a practitioner should be billed as group therapy services.

  Specialty Hospital Medicaid Reimbursement

        The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government, and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 7% of our specialty hospitals net operating revenues for the year ended December 31, 2016.

  Other Healthcare Regulations

  Medicare Quality Reporting

        Our LTCHs and IRFs are subject to mandatory quality reporting requirements for fiscal year 2014 and each subsequent year. LTCHs and IRFs that do not submit the required quality data will be subject to a 2% reduction in their annual payment update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent fiscal years.

        Our specialty hospitals are required to collect and report patient assessment data and clinical measures on each Medicare beneficiary who receives inpatient services in our facilities. Specialty hospitals began reporting this data on October 1, 2012. CMS began making this data available to the public on the CMS website in December 2016. CMS is now adding cross-setting quality measures to compare quality and resource data across post-acute settings pursuant to the Improving Medicare Post-Acute Care Transformation Act of 2014 (IMPACT) (Pub. L. 113-185).

  Medicare Hospital Wage Index Adjustment

        As part of the methodology for determining prospective payments to LTCHs and IRFs, CMS adjusts the standard payment amounts for area differences in hospital wage levels by a factor reflecting the relative hospital wage level in the geographic area of the hospital compared to the national average hospital wage level. This adjustment factor is the hospital wage index. CMS currently defines hospital geographic areas (labor market areas) based on the definitions of Core-Based Statistical Areas established by the Office of Management and Budget. The ACA calls for CMS to develop and present to Congress a comprehensive reform plan using Bureau of Labor Statistics data, or other data or methodologies, to calculate relative wages for each geographic area involved. In the preamble to the proposed rule for LTCH-PPS for fiscal year 2012, CMS solicited public comments on ways to redefine the geographic reclassification requirements to more accurately define labor markets. To date, CMS has not presented a comprehensive reform plan to Congress.

  Physician-Owned Hospital Limitations

        CMS regulations include a number of hospital ownership and physician referral provisions, including certain obligations requiring physician-owned hospitals to disclose ownership or investment interests held by the referring physician or his or her immediate family members. In particular, physician-owned hospitals must furnish to patients, on request, a list of physicians or immediate family members who own or invest in the hospital. Moreover, a physician-owned hospital must require all physician owners or investors who are also active members of the hospital's medical staff to disclose in writing their ownership or investment interests in the hospital to all patients they refer to the hospital. CMS can terminate the Medicare provider agreement of a physician-owned hospital if it fails to comply with these disclosure provisions or with the requirement that a hospital disclose in writing to all patients whether there is a physician on-site at the hospital, 24 hours per day, seven days per week.

        Under the transparency and program integrity provisions of the ACA, the exception to the federal self-referral law, or "Stark Law," that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals, including specialty hospitals, with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital's location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2016, we operated seven hospitals that are owned in-part by physicians.

  Medicare Recovery Audit Contractors

        CMS contracts with third-party organizations, known as Recovery Audit Contractors, or "RACs," to identify Medicare underpayments and overpayments, and to authorize RACs to recoup any overpayments. The compensation paid to each RAC is based on a percentage of overpayment recoveries identified by the RAC. CMS has selected and entered into contracts with four RACs, each of which has begun their audit activities in specific jurisdictions. RAC audits of our Medicare reimbursement may lead to assertions that we have been overpaid, require us to incur additional costs to respond to requests for records and pursue the reversal of payment denials, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.

  Fraud and Abuse Enforcement

        Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid, and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment, and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or "whistleblower" actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 expanded significantly the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government. See "—Legal Proceedings."

        From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services, or "OIG," issue a variety of pronouncements, including fraud alerts, the OIG's Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs, or outpatient rehabilitation services or providers. For example, the OIG stated in its 2014 Work Plan that it would study readmission patterns in LTCHs to determine whether LTCHs are billing Medicare for higher paying new stays instead of interrupted stays and the extent to which co-located LTCHs readmit patients from the providers with which they are co-located. The OIG issued a corresponding report in June 2014 in which it recommended that CMS review existing safeguards to determine whether additional action is needed to prevent inappropriate payments for interrupted stays, conduct additional analysis to determine the extent to which financial incentives influence LTCHs' readmission decisions, develop a system to enforce the 5-percent readmission threshold, take appropriate action regarding LTCHs exhibiting certain readmission patterns, and take appropriate action on inappropriate payments and overpayments to co-located LTCHs that exceed the 5-percent readmission threshold. Of these recommendations, CMS concurred with the OIG's recommendation that CMS review existing safeguards to determine whether additional action is needed to prevent inappropriate payments for interrupted stays and take appropriate action on inappropriate payments and overpayments to co-located LTCHs that exceed the 5-percent readmission threshold. In the OIG's 2015 and 2016 Work Plans, the OIG announced its intent to estimate the national incidence of adverse and temporary harm events for Medicare beneficiaries receiving post-acute care in IRFs and LTCHs. As part of this review, the OIG intends to identify factors contributing to these events, determine the extent to which the events were preventable, and estimate the associated costs to Medicare. In the 2016 Work Plan, the OIG also indicated it would review compliance with various aspects of IRF PPS, including documentation required in support of claims paid by Medicare, Medicare outlier payments to hospitals and whether CMS performed necessary reconciliations in a timely manner to enable Medicare contractors to perform final settlement of the hospitals' associated cost reports, and hospital compliance with the Medicare provider-based rules. Our IRFs and LTCHs may be required to provide information related to these reviews. We monitor government publications applicable to us to supplement and enhance our compliance efforts.

        We endeavor to conduct our operations in compliance with applicable laws, including healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities, which may result in a voluntary refund of monies to Medicare, Medicaid, or other governmental healthcare programs.

  Remuneration and Fraud Measures

        The federal anti-kickback statute prohibits some business practices and relationships under Medicare, Medicaid, and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of remuneration in connection with, to induce, or to arrange for, the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by a criminal fine of up to $50,000 or imprisonment for each violation, or both, civil monetary penalties of $50,000 and damages of up to three times the total amount of remuneration, and exclusion from participation in federal or state healthcare programs.

        The Stark Law prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided, and exclusion from the Medicare and Medicaid programs and other federal and state healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

  Provider-Based Status

        The designation "provider-based" refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the "main" provider's cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2016, we operated 13 specialty hospitals that were treated as provider-based satellites of certain of our other facilities, 195 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the IRFs we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

  Health Information Practices

        The Health Insurance Portability and Accountability Act of 1996, or "HIPAA," mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier), employers, health plans and individuals, security and electronic signatures, privacy, and enforcement. If we fail to comply with the HIPAA requirements, we could be subject to criminal penalties and civil sanctions. The privacy, security and enforcement provisions of HIPAA were enhanced by the Health Information Technology for Economic and Clinical Health Act, or "HITECH," which was included in the ARRA. Among other things, HITECH establishes security breach notification requirements, allows enforcement of HIPAA by state attorneys general, and increases penalties for HIPAA violations.

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

        Standards relating to electronic transactions and code sets require the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits.

        Standards for the security of electronic health information require us to implement various administrative, physical, and technical safeguards to ensure the integrity and confidentiality of electronic protected health information.

        We maintain a HIPAA committee that is charged with evaluating and monitoring our compliance with HIPAA. The HIPAA committee monitors regulations promulgated under HIPAA as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition, or results of operations. We cannot estimate the cost of compliance with standards that have not been issued or finalized by the Department of Health and Human Services.

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

Compliance Program

  Our Compliance Program

        We maintain a written code of conduct that provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. The code is reviewed and amended as necessary and is the basis for our company-wide compliance program. These guidelines are implemented by a compliance officer, a compliance and audit committee, and employee education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the code's policies.

  Compliance and Audit Committee

        Our compliance and audit committee is made up of members of our senior management and in-house counsel. The compliance and audit committee meets on a quarterly basis and reviews the activities, reports, and operation of our compliance program. In addition, the HIPAA committee provides reports to the compliance and audit committee. The vice president of compliance and audit services meets with the compliance and audit committee on a quarterly basis to provide an overview of the activities and operation of our compliance program.

  Operating Our Compliance Program

        We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual employee actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives, with the assistance of corporate experts, designed the programs of the compliance and audit committee. We utilize facility leaders for employee-level implementation of our code of conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.

  Compliance Issue Reporting

        In order to facilitate our employees' ability to report known, suspected, or potential violations of our code of conduct, we have developed a system of reporting. This reporting, anonymous or attributable, may be accomplished through our toll-free compliance hotline, compliance e-mail address, or our compliance post office box. The compliance officer and the compliance and audit committee are responsible for reviewing and investigating each compliance incident in accordance with the compliance and audit services department's investigation policy.

  Compliance Monitoring and Auditing / Comprehensive Training and Education

        Monitoring reports and the results of compliance for each of our business segments are reported to the compliance and audit committee on a quarterly basis. We train and educate our employees regarding the code of conduct, as well as the legal and regulatory requirements relevant to each employee's work environment. New and current employees are required to acknowledge and certify that the employee has read, understood and has agreed to abide by the code of conduct. Additionally, all employees are required to re-certify compliance with the code on an annual basis.

  Policies and Procedures Reflecting Compliance Focus Areas

        We review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws, and regulations and to reflect the ongoing compliance focus areas which have been identified by the compliance and audit committee.

  Internal Audit

        In addition to and in support of the efforts of our compliance and audit department, we have an internal audit function. The vice president of compliance and audit services manages the combined compliance and audit department and meets with the audit and compliance committee of the board of directors on a quarterly basis to discuss audit results and provide an overview of the activities and operation of our compliance program.

Available Information

        We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements, and other information with the SEC. Such periodic reports, proxy statements and other information is available for inspection and copying at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

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

Executive Officers of the Registrant

        The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of January 1, 2016:

Name	Age	Position
Robert A. Ortenzio	59	Executive Chairman and Co-Founder
Rocco A. Ortenzio	84	Vice Chairman and Co-Founder
David S. Chernow	59	President and Chief Executive Officer
Martin F. Jackson	62	Executive Vice President and Chief Financial Officer
John A. Saich	48	Executive Vice President and Chief Human Resources Officer
Michael E. Tarvin	56	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	56	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	48	Vice President, Compliance and Audit Services and Corporate Compliance Officer

        Robert A. Ortenzio has served as our Executive Chairman and Co-Founder since January 1, 2014. Mr. Ortenzio served as our Chief Executive Officer from January 1, 2005 until December 31, 2013 and. Mr. Ortenzio served as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. Mr. Ortenzio also serves on the board of directors of Concentra Group Holdings. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Vice Chairman and Co-Founder.

        Rocco A. Ortenzio has served as our Vice Chairman and Co-Founder since January 1, 2014. Mr. Ortenzio served as our Executive Chairman from September 2001 until December 2013. From February 1997 to September 2001, Mr. Ortenzio served as our Chief Executive Officer. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Executive Chairman and Co-Founder.

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

        Martin F. Jackson has served as our Executive Vice President and Chief Financial Officer since February 2007. He served as our Senior Vice President and Chief Financial Officer from May 1999 to February 2007. Mr. Jackson also serves on the board of directors of Concentra Group Holdings. Mr. Jackson previously served as a Managing Director in the Health Care Investment Banking Group for CIBC Oppenheimer from January 1997 to May 1999. Prior to that time, he served as Senior Vice President, Health Care Finance with McDonald & Company Securities, Inc. from January 1994 to January 1997. Prior to 1994, Mr. Jackson held senior financial positions with Van Kampen Merritt, Touche Ross, Honeywell and L'Nard Associates.

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

        Approximately 45% of our net operating revenues for the year ended December 31, 2014, 37% of our net operating revenues for the year ended December 31, 2015, and 30% of our net operating revenues for the year ended December 31, 2016, came from the highly regulated federal Medicare program.

        In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. President Obama signed into law comprehensive reforms to the healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Additional reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling payments to cover both acute and post-acute care or the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either by Congress or CMS. If revised regulations are adopted, the availability, methods, and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Some of these changes and proposed changes could adversely affect our business strategy, operations, and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.

         We conduct business in a heavily regulated industry, and changes in regulations, new interpretations of existing regulations or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.

        The healthcare industry is subject to extensive federal, state and local laws and regulations relating to: (i) facility and professional licensure, including certificates of need; (ii) conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral; (iii) addition of facilities and services and enrollment of newly developed facilities in the Medicare program; (iv) payment for services; and (v) safeguarding protected health information.

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

        In addition, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, cost reporting, billing practices, physician ownership, and joint ventures involving hospitals. In the future, different interpretations or enforcement of these laws and regulations could subject us to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, and capital expenditure programs. These changes may increase our operating expenses and reduce our operating revenues. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to any related investigation or other enforcement action.

         Full implementation of the Medicare 25 Percent Rule applicable to LTCHs will have an adverse effect on our future net operating revenues and profitability.

        Under the 25 Percent Rule, the Medicare payment rate for LTCHs is subject to a downward payment adjustment if the percentage of Medicare patients discharged from an LTCH who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds an applicable percentage admissions threshold during a particular cost reporting period. Cases admitted to an LTCH in excess of the applicable percentage admissions threshold are reimbursed at a rate equivalent to that under IPPS. IPPS rates are generally lower than LTCH-PPS rates. Cases that reach outlier status in the discharging hospital do not count toward the admission threshold and are paid under LTCH-PPS.

        LTCHs that are operated as HIHs or as HIH "satellites," are subject to payment reductions for those Medicare patients admitted from their host hospitals in excess of the applicable percentage admissions threshold and from other referring hospitals in excess of the applicable percentage admissions threshold. LTCHs that are operated as freestanding facilities are subject to a payment reduction for those Medicare patients admitted from other referring hospitals in excess of the applicable admissions threshold. Grandfathered HIHs are excluded from the Medicare percentage admissions threshold regulations. For cost reporting periods beginning on or after October 1, 2016, one percentage threshold applies to the LTCH as a whole (regardless of HIH or freestanding status) for each referring hospital (all locations).

        Current law provides relief in the form of higher percentage admissions thresholds for specific categories of LTCHs that previously obtained relief under the Medicare, Medicaid, and SCHIP Extension Act of 2007 (MMSEA) (Pub. L. 110-173), as amended. Full implementation of the Medicare percentage admissions thresholds under the 25 Percent Rule will not go into effect for all LTCHs, except grandfathered HIHs, until discharges on or after October 1, 2017. See "Business—Government Regulations—Overview of U.S. and State Government Reimbursements—Long Term Acute Care Hospital Medicare Reimbursement—25 Percent Rule."

        Because these rules are complex and are based on the volume of Medicare admissions from other referring hospitals as a percent of our overall Medicare admissions, we cannot predict with any certainty the impact on our future net operating revenues and profitability of compliance with these regulations. We expect many of our LTCHs will experience an adverse financial impact when full implementation of the Medicare percentage admissions thresholds goes into effect. Our LTCHs have cost reporting periods that commence on various dates throughout the calendar year. Therefore, the application of the lower percentage admissions thresholds could be staggered, depending on how CMS implements the new statutory relief. In any event, the regular percentage admissions thresholds would not be in effect for all of our affected LTCHs until October 1, 2017 at the earliest, and we would not experience potential payment adjustments at the regular percentage thresholds until after Medicare cost reports are filed for cost reporting periods that include October 1, 2017.

         If our LTCHs fail to maintain their certifications as LTCHs or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.

        As of December 31, 2016, we operated 103 LTCHs, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care IPPS at rates generally lower than the rates under the LTCH-PPS. Such LTCHs may not be able to be re-classified as LTCHs until the moratorium is over on September 30, 2017.

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

        The BBA of 2013 establishes a dual-rate LTCH-PPS by adding a "site-neutral" payment rate for Medicare patients who do not meet specified criteria. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs are reimbursed under LTCH-PPS only if, immediately preceding the patient's LTCH admission, the patient was discharged from a "subsection (d) hospital" (generally, a short-term acute care hospital paid under IPPS) and either the patient's stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU), or the patient was assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid at the LTCH-PPS standard federal payment rate, the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet these new criteria, the LTCH will be paid a "site-neutral" payment rate, which will be the lower of: (i) the IPPS comparable per-diem payment rate capped at the MS-DRG payment rate plus any outlier payments, or (ii) 100 percent of the estimated costs for services. For cost reporting periods beginning on or after October 1, 2019, payment for all discharges from an LTCH in the future may be subject to the site-neutral payment limitation unless the number of discharges for which payment is made under the LTCH-PPS payment rate is greater than 50% of the total number of discharges for the LTCH for that period. Reinstatement of payment under the dual-rate LTCH-PPS may be available, but CMS has not yet published details on this reinstatement process. The application of the new site-neutral payment rates under LTCH-PPS may reduce our operating revenues.

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

         Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics may reduce our future net operating revenues and profitability.

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

        Outpatient therapy services reimbursed under the Medicare physician fee schedule are subject to annual limits. Under an exceptions process to the annual limits, a Medicare enrollee (or person acting on behalf of the Medicare enrollee) is able to request an exception from the therapy caps if the provision of therapy services is deemed to be medically necessary. Therapy cap exceptions are available automatically for certain conditions and on a case by case basis upon submission of documentation of medical necessity. The exception process has been extended by Congress several times. Most recently, the Medicare Access and CHIP Reauthorization Act of 2015 extends the exceptions process for outpatient therapy caps through December 31, 2017. The exception process will expire on December 31, 2017 unless further extended by Congress. There can be no assurance that Congress will extend it further. To date, the implementation of the therapy caps has not had a material adverse effect on our business. However, if the exception process is not renewed, our future net operating revenues and profitability may decline.

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

         If our IRFs fail to comply with the 60% Rule or admissions to our IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our net operating revenues and profitability may decline.

        As of December 31, 2016, we operated 20 IRFs, 19 of which are currently certified by Medicare as IRFs and one which is in the process of obtaining its certification. IRFs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF's total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the "60% Rule." Compliance with the 60% Rule is demonstrated through a two step process. The first step is the "presumptive" method, in which patient diagnosis codes are compared to a "presumptive compliance" list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility's medical records to assess compliance.

        Effective October 1, 2015, CMS removed a number of diagnosis codes from the presumptive compliance list. By removing diagnosis codes from the presumptive compliance list our facilities may be required to demonstrate compliance with the 60% Rule through medical record reviews. If an IRF does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then the facility's classification as an IRF may be terminated at the start of its next cost reporting period causing the facility to be paid as a general acute care hospital under IPPS. If our IRFs fail to demonstrate compliance with the 60% Rule through either method and are classified as general acute care hospitals, our net operating revenue and profitability may be adversely affected.

         As a result of post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.

        We are subject to regular post-payment inquiries, investigations, and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews include medical necessity reviews for Medicare patients admitted to our specialty hospitals, and audits of Medicare claims under the Recovery Audit Contractor program. These post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.

         Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

        HIPAA required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in February 2009, enhanced the privacy, security, and enforcement provisions of HIPAA by, among other things, establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties.

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

        In the conduct of our business, we process, maintain, and transmit sensitive data, including our patient's individually identifiable health information. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. Our compliance officer, privacy officer, and information security officer are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with HIPAA and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. However, there can be no assurance that a breach of privacy or security will not occur. If there is a breach, we may be subject to various lawsuits, penalties and damages and may be required to incur costs to mitigate the impact of the breach on affected individuals.

         We may be adversely affected by a security breach of our, or our third-party vendor's, information technology systems, such as a cyber attack, which may cause a violation of HIPAA or HITECH and subject us to potential legal and reputational harm.

        In the normal course of business, our information technology systems hold sensitive patient information including patient demographic data, eligibility for various medical plans including Medicare and Medicaid, and protected health information, which is subject to HIPAA and HITECH. Additionally, we utilize those same systems to perform our day-to-day activities, such as receiving referrals, assigning medical teams to patients, documenting medical information, maintaining an accurate record of all transactions, processing payments, and maintaining our employee's personal information. We also contract with third-party vendors to maintain and store our patient's individually identifiable health information. Numerous state and federal laws and regulations address privacy and information security concerns resulting from our access to our patient's and employee's personal information.

        Our information technology systems and those of our vendors that process, maintain, and transmit such data are subject to computer viruses, cyber attacks, or breaches. We adhere to policies and procedures designed to ensure compliance with HIPAA and other privacy and information security laws and require our third-party vendors to do so as well. If, however, we or our third-party vendors experience a breach, loss, or other compromise of unsecured protected health information or other personal information, such an event could result in significant civil and criminal penalties, lawsuits, reputational harm, and increased costs to us, any of which could have a material adverse effect on our financial condition and results of operations.

        Furthermore, while our information technology systems, and those of our third-party vendors, are maintained with safeguards protecting against cyber attacks, including passive intrusion protection, firewalls, and virus detection software, these safeguards do not ensure that a significant cyber attack could not occur. A cyber attack that bypasses our information technology security systems, or those of our third-party vendors, could cause the loss of protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our or a third-party vendor's information technology business systems resulting in a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident.

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

        As part of our growth strategy, we may pursue acquisitions of specialty hospitals, outpatient rehabilitation clinics and other related healthcare facilities and services, and increase the number of Concentra medical centers, onsite clinics, and CBOCs that Concentra operates. These acquisitions or expansions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations.

        We may not be able to successfully integrate acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition or expansion. If we fail to successfully integrate acquisitions and expansions into our operations, our financial condition and results of operations may be materially adversely affected. Acquisitions could result in difficulties integrating acquired operations, technologies, and personnel into our business. Such difficulties may divert significant financial, operational, and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through acquisitions, which may negatively impact the integration efforts. Acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period. Further expansions may require substantial financial resources and management attention, and diverting these resources may negatively affect our financial results.

        In addition, acquisitions and expansions involve risks that the acquired businesses or expanded operations will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities, including liabilities for failure to comply with healthcare regulations; that the expected synergies associated with acquisitions or expansions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired or expanded operations will prove incorrect, which could have an material adverse effect on our financial condition and results of operations.

         Risks associated with our potential international operations.

        We intend to expand our operations into other countries. International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition. The risks that our potential international operations would be subject to include, among other things: difficulties and costs relating to staffing and managing foreign operations; fluctuations in the value of foreign currencies; repatriation of cash from our foreign operations to the United States; foreign countries may impose additional withholding taxes or otherwise tax our foreign income; separate operating and financial systems; disaster recovery; and unexpected regulatory, economic, and political changes in foreign markets. In addition to the foregoing, our potential international operations will face risks associated with complying with laws governing our foreign business operations, including the United States Foreign Corrupt Practices Act and applicable regulatory requirements.

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

        A joint venture involves the combining of corporate cultures and mission. As a result, we may not be able to successfully operate a joint venture, and therefore we may not be able to realize the intended benefits. If we fail to successfully execute a joint venture relationship, our financial condition and results of operations may be materially adversely affected. A new joint venture could result in difficulties in combining operations, technologies, and personnel. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients as a result of the integration efforts.

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

        The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics, medical centers, and other healthcare providers for patients. If we are unable to compete effectively in the specialty hospital, outpatient rehabilitation, and occupational health services businesses, our ability to retain customers and physicians, or maintain or increase our revenue growth, price flexibility, control over medical cost trends, and marketing expenses may be compromised and our net operating revenues and profitability may decline.

        Many of our specialty hospitals operate in geographic areas where we compete with at least one other hospital that provides similar services.

        Our outpatient rehabilitation clinics face competition from a variety of local and national outpatient rehabilitation providers, including physician-owned physical therapy clinics, dedicated locally owned and managed outpatient rehabilitation clinics, and hospital or university owned or affiliated ventures, as well as national and regional providers in select areas. Other competing outpatient rehabilitation clinics in local areas we serve may have greater name recognition and longer operating histories than our clinics. The managers of these competing clinics may also have stronger relationships with physicians in their communities, which could give them a competitive advantage for patient referrals. Because the barriers to entry are not substantial and current customers have the flexibility to move easily to new healthcare service providers, we believe that new outpatient physical therapy competitors can emerge relatively quickly.

        Concentra's primary competitors have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry in Concentra's geographic markets are not substantial and its current customers have the flexibility to move easily to new healthcare service providers, new competitors to Concentra can emerge relatively quickly. The markets for Concentra's consumer health and veteran's healthcare businesses are also fragmented and competitive. If Concentra's competitors are better able to attract patients or expand services at their facilities than Concentra is, Concentra may experience an overall decline in revenue. Similarly, competitive pricing pressures from our competitors could cause Concentra to lose existing or future CBOC contracts with the Department of Veterans Affairs, which may also cause Concentra to experience an overall decline in revenue.

         Future cost containment initiatives undertaken by private third-party payors may limit our future net operating revenues and profitability.

        Initiatives undertaken by major insurers and managed care companies to contain healthcare costs affect our profitability. These payors attempt to control healthcare costs by contracting with hospitals and other healthcare providers to obtain services on a discounted basis. We believe that this trend may continue and may limit reimbursements for healthcare services. If insurers or managed care companies from whom we receive substantial payments reduce the amounts they pay for services, our profit margins may decline, or we may lose patients if we choose not to renew our contracts with these insurers at lower rates.

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

        In addition, United States healthcare providers are continuing to see an increase in the amount of union activity. Though we cannot predict the degree to which we will be affected by future union activity, there are continuing legislative proposals that could result in increased union activity. We could experience an increase in labor and other costs from such union activity.

         Our business operations could be significantly disrupted if we lose key members of our management team.

        Our success depends to a significant degree upon the continued contributions of our senior officers and other key employees, and our ability to retain and motivate these individuals. We currently have employment agreements in place with three executive officers and change in control agreements and/or non-competition agreements with several other officers. Many of these individuals also have significant equity ownership in our company. We do not maintain any key life insurance policies for any of our employees. The loss of the services of certain of these individuals could disrupt significant aspects of our business, could prevent us from successfully executing our business strategy, and could have a material adverse effect on our results of operations.

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

        Approximately 54% of Concentra's revenue in 2016 was generated from the treatment or review of workers' compensation claims. In the past decade, the number of workers' compensation claims has decreased, which Concentra primarily attributes to improvements in workplace safety, improved risk management by employers, and changes in the type and composition of jobs. During the economic downturn, the number of employees with workers' compensation insurance substantially decreased. Although the number of covered employees has increased more in recent years as the employment rate has increased, adverse economic conditions can cause the number of covered employees to decline which can cause further declines in workers' compensation claims. In addition, because of the greater access to health insurance and the fact that the United States economy has continued to shift from a manufacturing-based to a service-based economy along with general improvements in workplace safety, workers are generally healthier and less prone to work injuries. Increases in employer-sponsored wellness and health promotion programs, spurred in part by the ACA, have led to fitter and healthier employees who may be less likely to injure themselves on the job. Concentra's business model is based, in part, on its ability to expand its relative share of the market for the treatment and review of claims for workplace injuries and illnesses. If workplace injuries and illnesses decline at a greater rate than the increase in total employment or if total employment declines at a greater rate than the increase in incident rates, the number of claims in the workers' compensation market will decrease and may adversely affect Concentra's business.

         If Concentra loses several significant employer customers, its results may be adversely affected.

        Concentra's results may decline if it loses several significant employer customers. One or more of Concentra's significant employer customers could be acquired. Additionally, Concentra could lose significant employer customers due to competitive pricing pressures or other reasons. The loss of several significant employer customers could cause a material decline in Concentra's profitability and operating performance.

         Significant legal actions could subject us to substantial uninsured liabilities.

        Physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See "Legal Proceedings" and Note 16 in our audited consolidated financial statements.

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

        Our executives and directors, beneficially own, in the aggregate, approximately 19.9% of Holdings' outstanding common stock as of February 1, 2017. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

Risks Related to our Capital Structure

         If WCAS and the other members of Concentra Group Holdings exercise their Put Right, it may have an adverse effect on our liquidity. Additionally, we may not have adequate funds to pay amounts due in connection with the Put Right, if exercised, in which case we would be required to issue Holdings' common stock to purchase interests of Concentra Group Holdings and our stockholders' ownership interest will be diluted.

        Pursuant to the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings, WCAS and the other members of Concentra Group Holdings have a put right (the "Put Right") with respect to their equity interests in Concentra Group Holdings. If a Put Right is exercised by WCAS, Select will be obligated to purchase up to 33 1/3% of the equity interests of Concentra Group Holdings that WCAS purchased on June 1, 2015, at a purchase price based on a valuation of Concentra Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings' common stock. WCAS may first exercise its Put Right after June 1, 2018, and then may exercise its Put Right again annually during each fiscal year thereafter. If WCAS exercises its Put Right, the other members of Concentra Group Holdings may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Concentra Group Holdings that such member purchased on June 1, 2015, up to but not exceeding the percentage of its initial equity interests that WCAS has determined to sell to Select in the exercise of its Put Right plus the same percentage of the equity interests that such member had the right to sell but declined to sell in connection with any previous put exercise by WCAS.

        Furthermore, WCAS and the other members of Concentra Group Holdings have a put right with respect to their equity interest in Concentra Group Holdings that may only be exercised in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and which results in change in the senior management of Select (an "SEM COC Put Right"). If an SEM COC Put Right is exercised by WCAS, Select will be obligated to purchase all (but not less than all) of the equity interests in Concentra Group Holdings of WCAS and each other member of Concentra Group Holdings, at a purchase price based on a valuation of Concentra Group Holdings performed by an investment bank to be mutually agreed between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA.

        We may not have sufficient funds, borrowing capacity or other capital resources available to pay for the interests of Concentra Group Holdings in cash if WCAS and the other members of Concentra Group Holdings exercise the Put Right or the SEM COC Put Right or may be prohibited from doing so under the terms of our debt agreements. Such lack of available funds upon the exercising of the Put Right or the SEM COC Put Right would force us to issue stock at a time we might not otherwise desire to do so in order to purchase the interests of Concentra Group Holdings. To the extent that the interests of Concentra Group Holdings are purchased by issuing shares of our common stock, the increase in the number of shares of our common stock issued and outstanding may depress the price of our common stock and our stockholders will experience dilution in their respective percentage ownership in us. In addition, shares issued to purchase the interests in Concentra Group Holdings will be valued at the twenty-one trading day volume-weighted average sales price of such shares for the period beginning ten trading days immediately preceding the first public announcement of the Put Right or the SEM COC Put Right being exercised and ending ten trading days immediately following such announcement. Because the value of the common stock issued to purchase the interests in Concentra Group Holdings is, in part, determined by the sales price of our common stock following the announcement that the Put Right or the SEM COC Put Right is being exercised, which may cause the sales price of our common stock to decline, the amount of common stock we may have to issue to purchase the interests in Concentra Group Holdings may increase, resulting in further dilution to our existing stockholders.

         Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.

        We have a substantial amount of indebtedness. As of December 31, 2016, Select had approximately $2,067.4 million of total indebtedness excluding the debt at Concentra. Taking into account the indebtedness under the Concentra credit facilities (as defined below), which is nonrecourse to Select, our total indebtedness at December 31, 2016 was $2,699.0 million. For the year ended December 31, 2016, Select paid cash interest, including cash interest paid by Concentra on Concentra's indebtedness, of $142.6 million. Our indebtedness could have important consequences to you. For example, it:

  •
  requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions, and other general corporate purposes;

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

        Any of these consequences could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness. In addition, there would be a material adverse effect on our business, financial condition, results of operations and cash flows if we were unable to service our indebtedness or obtain additional financing, as needed.

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

        The Concentra credit agreement (as defined below) requires Concentra to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA) of 5.75 to 1.00, which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra credit facilities (as defined below)) exceeds 30% of Revolving Commitments (as defined in the Concentra credit facilities) on such day. Failure to comply with this covenant would result in an event of default under the Concentra revolving facility (as defined below) only and, absent a waiver or an amendment from the lenders, preclude Concentra from making further borrowings under the Concentra revolving facility and permit the lenders to accelerate all outstanding borrowings under the Concentra revolving facility. Upon such acceleration, Concentra's failure to comply with the financial covenant would result in an Event of Default (as defined in the Concentra credit facilities) with respect to the Concentra term loan (as defined below).

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

        As of December 31, 2016, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 5.75 to 1.00. For the four consecutive fiscal quarters ended December 31, 2016, Select's leverage ratio was 5.40 to 1.00.

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

        Payment of interest on, and repayment of principal of our indebtedness will be dependent in part upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. For example, as a general matter, Concentra is restricted from paying dividends under the Concentra credit facilities and therefore we cannot rely on Concentra's cash flow to repay Select's indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness. In addition, any payment of interest, dividends, distributions, loans, or advances by our subsidiaries to us could be subject to restrictions on dividends or repatriation of distributions under applicable local law, monetary transfer restrictions, and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate or under arrangements with local partners. Furthermore, the ability of our subsidiaries to make such payments of interest, dividends, distributions, loans, or advances may be contested by taxing authorities in the relevant jurisdictions.

         Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.

        We and our subsidiaries may be able to incur additional indebtedness in the future. Although the Select credit facilities and the Concentra credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2016, Select had $190.3 million of availability under the Select revolving facility (as defined below) (after giving effect to $39.7 million of outstanding letters of credit) and Concentra had $43.4 million of availability under the Concentra revolving facility (after giving effect to $6.6 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries' current debt levels, the substantial leverage risks described above would increase.

         Concentra's inability to meet the conditions and payments under the Concentra credit facilities, although non-recourse to Select, could jeopardize Select's equity contribution to Concentra Group Holdings.

        Select is not a party to the Concentra credit facilities and is not an obligor with respect to Concentra's debt under such agreements; however, if Concentra fails to meet its obligations and defaults on the Concentra credit facilities, a portion of or all of Select's equity investment in Concentra Group Holdings, the indirect parent company of Concentra, could be at risk of loss.

         We may be unable to refinance our debt on terms favorable to us or at all, which would negatively impact our business and financial condition.

        We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. While we intend to refinance all of our indebtedness before it matures, there can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing will be on terms as favorable to us as the terms of the maturing indebtedness or, if the indebtedness cannot be refinanced, that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on our maturing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. If we are unable to refinance our indebtedness at or before maturity or otherwise meet our payment obligations, our business and financial condition will be negatively impacted, and we may be in default under our indebtedness. Any default under the Select senior secured credit facilities would permit lenders to foreclose on our assets and would also be deemed a default under the indenture governing Select's 6.375% senior notes, which may also result in the acceleration of that indebtedness.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        We currently lease most of our facilities, including specialty hospitals, outpatient rehabilitation clinics, medical centers, CBOCs, and our corporate headquarters. We own 25 of our specialty hospitals, one of our outpatient rehabilitation clinics, and six of our medical centers throughout the United States. As of December 31, 2016, we leased 90 of our specialty hospitals, 1,444 of our outpatient rehabilitation clinics, 294 of our medical centers, and 32 CBOCs throughout the United States.

        We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 186,780 square feet and is located in Mechanicsburg, Pennsylvania.

        The following is a list by state of the number of facilities we operated as of December 31, 2016.

	Specialty Hospitals
	Long Term Acute Care(2)	Inpatient Rehabilitation(2)	Outpatient Clinics(2)	Concentra Medical Centers(1)	Total Facilities
Alabama	1		29		30
Alaska			7		7
Arizona	2	1	29	12	44
Arkansas	2		1	2	5
California		1	69	17	87
Colorado			46	19	65
Connecticut			52	10	62
Delaware	1		12	1	14
District of Columbia			5		5
Florida	10	1	119	7	137
Georgia	7	1	69	13	90
Hawaii				1	1
Illinois			62	12	74
Indiana	3		29	3	35
Iowa	2		17	3	22
Kansas	2		14	2	18
Kentucky	2		52	6	60
Louisiana			3	4	7
Maine			12	5	17
Maryland			66	10	76
Massachusetts			11	2	13
Michigan	11		37	18	66
Minnesota	1		27		28
Mississippi	5		5		10
Missouri	3	2	80	11	96
Nebraska	2		3	3	8
Nevada			12	7	19
New Hampshire				3	3
New Jersey	1	4	159	13	177
New Mexico			2	4	6
North Carolina	3		34	6	43
Ohio	17	3	87	8	115
Oklahoma	2		22	7	31
Oregon				4	4
Pennsylvania	9	2	211	14	236
Rhode Island				2	2
South Carolina	2		27	2	31
South Dakota	1				1
Tennessee	5		22	8	35
Texas	5	5	112	44	166
Utah				2	2
Vermont				2	2
Virginia			47	5	52
Washington			5		5
West Virginia	1				1
Wisconsin	3		15	8	26

Total Company	103	20	1,611	300	2,034

(1)
The Company's Concentra segment also had operations in the State of New York.

(2)
Includes managed long term acute care hospitals, inpatient rehabilitation hospitals, and outpatient clinics, respectively.

Item 3.    Legal Proceedings.

        The Company is a party to various legal actions, proceedings, and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings, and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties. The Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company's business, financial position, results of operations, and liquidity.

        To address claims arising out of the Company's operations, the Company maintains professional malpractice liability insurance and general liability insurance, subject to self-insured retention of $2.0 million per medical incident for professional liability claims and $2.0 million per occurrence for general liability claims. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company's other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company's opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or cash flows.

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

  Evansville Litigation

        On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC ("SSH-Evansville"), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that, from 2006 until April 2012, SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the United States Department of Justice notified the District Court of its decision not to intervene in the case, and the District Court thereafter approved a case management plan imposing certain deadlines.

        In December 2015, the defendants filed a Motion to Dismiss the Second Amended Complaint on multiple grounds. One basis for the Motion to Dismiss was the False Claims Act's public disclosure bar, which disqualifies qui tam actions that are based on fraud already publicly disclosed through enumerated sources, unless the relator is an original source. The Affordable Care Act, enacted on March 23, 2010, altered the public disclosure bar language of the False Claims Act by, among other things, giving the United States the right to oppose dismissal of a case based on the public disclosure bar. In their Motion to Dismiss, the defendants contended that the public disclosure bar applies because substantially the same conduct as the plaintiff-relators have alleged had previously been publicly disclosed, including in a New York Times article and a prior qui tam case. A second basis for the defendants' Motion to Dismiss was that the plaintiff-relators did not plead their claims with sufficient particularity, as required by the Federal Rules of Civil Procedure.

        Then, based on the Affordable Care Act's changes to the public disclosure bar language of the False Claims Act, the United States filed a notice asserting a veto of the defendants' use of the public disclosure bar for claims arising from conduct from and after March 23, 2010. The defendants filed briefs challenging the United States' contention that the statutory changes gives it an unfettered right to veto the applicability of the public disclosure bar. On September 30, 2016, the District Court partially granted and partially denied the defendants' Motion to Dismiss. It ruled that the plaintiff-relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non-retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff-relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff-relators' claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and upcoding and the plaintiff-relators' retaliation claims. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

  Knoxville Litigation

        On July 13, 2015, the United States District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. ("SSH-Knoxville"), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015.

        In November 2015, the defendants filed a Motion to Dismiss the Complaint on multiple grounds. The defendants first argued that False Claims Act's first-to-file bar required dismissal of plaintiff-relator's claims. Under the first-to-file bar, if a qui tam case is pending, no person may bring a related action based on the facts underlying the first action. The defendants asserted that the plaintiff-relator's claims were based on the same underlying facts as were asserted in the Evansville litigation, discussed above. The defendants also argued that the plaintiff-relator's claims must be dismissed under the public disclosure bar, and because the plaintiff-relator did not plead his claims with sufficient particularity.

        In June 2016, the District Court granted the defendants' Motion to Dismiss and dismissed the plaintiff-relator's lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator's claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court's dismissal. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

  Wilmington Litigation

        On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital—Wilmington, Inc. ("SSH-Wilmington"), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16-347-LPS. The Complaint was initially filed under seal on May 12, 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention on January 13, 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. The Complaint has not been served on the Select defendants. The Company intends to vigorously defend this action if the plaintiff-relator pursues it, but at this time the Company is unable to predict the timing and outcome of this matter.

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

	Market Prices
Fiscal Year Ended December 31, 2015	High	Low
First Quarter	$15.75	$12.10
Second Quarter	$17.20	$14.38
Third Quarter	$16.51	$10.41
Fourth Quarter	$12.66	$10.07

	Market Prices
Fiscal Year Ended December 31, 2016	High	Low
First Quarter	$12.10	$7.33
Second Quarter	$14.30	$10.31
Third Quarter	$13.61	$10.08
Fourth Quarter	$14.25	$10.20

Holders

        At the close of business on February 1, 2017, Holdings had 132,683,690 shares of common stock issued and outstanding. As of that date, there were 118 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or "street" name through brokerage firms.

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

Stock Performance Graph

        The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2011, with dividends being reinvested on the date paid through and including the market close on December 31, 2016 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor's 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Select Medical Holdings Corporation (SEM)	$100.00	$127.32	$162.48	$207.50	$172.92	$192.38
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$122.46	$167.77	$210.76	$218.34	$201.04
S&P 500	$100.00	$115.88	$153.01	$173.69	$176.07	$196.78

Purchases of Equity Securities by the Issuer

        Holdings' board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2017 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended December 31, 2016 under the authorized common stock repurchase program.

        The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2016:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2016	77,297	$12.80	—	$185,249,048
November 1 - November 30, 2016	—	—	—	185,249,048
December 1 - December 31, 2016	—	—	—	185,249,048

Total	77,297	$12.80	—	$185,249,048

(1)
Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

Item 6.    Selected Financial Data.

        You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. Upon the consummation of the Concentra and Physiotherapy acquisition, their financial results are consolidated with Select's effective June 1, 2015 and March 4, 2016, respectively. You should also read "Management's Discussion and Analysis of Financial Condition and Results of Operations," which is contained elsewhere herein. The selected historical financial data as of December 31, 2012, 2013, 2014, 2015, and 2016 and for the years ended December 31, 2012, 2013, 2014, 2015, and 2016 have been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2015 and 2016, and for the years ended December 31, 2014, 2015, and 2016 have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2012,

2013 and 2014 and for the years ended December 31, 2012 and 2013 have been derived from our audited consolidated financial information not included elsewhere herein.

	Select Medical Holdings Corporation(1)
	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues	$2,948,969	$2,975,648	$3,065,017	$3,742,736	$4,286,021
Operating expenses(2)	2,548,799	2,609,820	2,712,187	3,362,965	3,840,863
Depreciation and amortization	63,311	64,392	68,354	104,981	145,311

Income from operations	336,859	301,436	284,476	274,790	299,847
Loss on early retirement of debt(3)	(6,064)	(18,747)	(2,277)	—	(11,626)
Equity in earnings of unconsolidated subsidiaries	7,705	2,476	7,044	16,811	19,943
Non-operating gain	—	—	—	29,647	42,651
Interest expense, net(4)	(94,950)	(87,364)	(85,446)	(112,816)	(170,081)

Income before income taxes	243,550	197,801	203,797	208,432	180,734
Income tax expense	89,657	74,792	75,622	72,436	55,464

Net income	153,893	123,009	128,175	135,996	125,270
Less: Net income attributable to non-controlling interests(5)	5,663	8,619	7,548	5,260	9,859

Net income attributable to Select Medical Holdings Corporation	$148,230	$114,390	$120,627	$130,736	$115,411

Income per common share:
Basic	$1.05	$0.82	$0.91	$1.00	$0.88
Diluted	$1.05	$0.82	$0.91	$0.99	$0.87
Weighted average common shares outstanding:
Basic	138,767	136,879	129,026	127,478	127,813
Diluted	139,042	137,047	129,465	127,752	127,968
Balance Sheet Data (at end of period):
Cash and cash equivalents	$40,144	$4,319	$3,354	$14,435	$99,029
Working capital(6)	80,397	82,878	133,220	19,869	236,433
Total assets(6)	2,761,361	2,817,622	2,924,809	4,388,678	4,944,395
Total debt(6)	1,470,243	1,445,275	1,522,976	2,385,896	2,698,989
Total Select Medical Holdings Corporation stockholders' equity	717,048	786,234	739,515	859,253	815,725

	Select Medical Corporation(1)
	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Statement of Operations Data:
Net operating revenues	$2,948,969	$2,975,648	$3,065,017	$3,742,736	$4,286,021
Operating expenses(2)	2,548,799	2,609,820	2,712,187	3,362,965	3,840,863
Depreciation and amortization	63,311	64,392	68,354	104,981	145,311

Income from operations	336,859	301,436	284,476	274,790	299,847
Loss on early retirement of debt(3)	(6,064)	(17,788)	(2,277)	—	(11,626)
Equity in earnings of unconsolidated subsidiaries	7,705	2,476	7,044	16,811	19,943
Non-operating gain	—	—	—	29,647	42,651
Interest expense, net(4)	(83,759)	(84,954)	(85,446)	(112,816)	(170,081)

Income before income taxes	254,741	201,170	203,797	208,432	180,734
Income tax expense	93,574	75,971	75,622	72,436	55,464

Net income	161,167	125,199	128,175	135,996	125,270
Less: Net income attributable to non-controlling interests(5)	5,663	8,619	7,548	5,260	9,859

Net income attributable to Select Medical Corporation	$155,504	$116,580	$120,627	$130,736	$115,411

Balance Sheet Data (at end of period):
Cash and cash equivalents	$40,144	$4,319	$3,354	$14,435	$99,029
Working capital(6)	78,414	82,878	133,220	19,869	236,433
Total assets(6)	2,760,313	2,817,622	2,924,809	4,388,678	4,944,395
Total debt(6)	1,302,943	1,445,275	1,552,976	2,385,896	2,698,989
Total Select Medical Corporation stockholders' equity	881,317	786,234	739,515	859,253	815,725

(1)
The results of Holdings are identical to those of Select for the years ending December 2014, 2015, and 2016. The amounts recognized as interest expense, net and income tax expense by Holdings and Select differ for the years ended December 31, 2012 and 2013. The amounts recognized as loss on early retirement of debt by Holdings and Select differ for the year ended December 31, 2013.

(2)
Operating expenses include cost of services, general and administrative expenses, bad debt expenses, and stock compensation expense.

(3)
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

  During the year ended December 31, 2014, Select amended its term loans under the Select credit facilities. A loss on early retirement of debt of $2.3 million was recognized for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to term loan modifications.

  During the year ended December 31, 2016, the Company recognized a loss on early retirement debt of $0.8 million relating to the repayment of series D tranche B term loans under the Select credit facilities. Additionally, on September 26, 2016, Concentra prepaid the second lien term loan under the Concentra credit facilities. The premium plus the expensing of unamortized deferred financing costs and original issuance discount resulted in a loss on early retirement of debt of $10.9 million.

(4)
Interest expense, net equals interest expense minus interest income.

(5)
Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

(6)
Reflects the retrospective adoption of ASU 2015-03 and ASU 2015-15. The balance sheet as of December 31, 2015 was retrospectively conformed to reflect the adoption of the standard and approximately $38.0 million of unamortized debt issuance costs were reclassified to be a direct reduction of debt, rather than a component of other assets. The balance sheet data as of December 31, 2012, 2013, and 2014 was not retrospectively conformed.

Non-GAAP Measure Reconciliation

        The following table reconciles the relationship of Holdings' net income and income from operations to Adjusted EBITDA and should be referred to when we discuss Adjusted EBITDA. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on Adjusted EBITDA as a non-GAAP measure.

	Select Medical Holdings Corporation
	Year Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share data)
Net income	$153,893	$123,009	$128,175	$135,996	$125,270
Income tax expense	89,657	74,792	75,622	72,436	55,464
Interest expense	94,950	87,364	85,446	112,816	170,081
Non-operating gain	—	—	—	(29,647)	(42,651)
Equity in earnings of unconsolidated subsidiaries	(7,705)	(2,476)	(7,044)	(16,811)	(19,943)
Loss on early retirement of debt	6,064	18,747	2,277	—	11,626

Income from operations	336,859	301,436	284,476	274,790	299,847
Stock compensation expense:
Included in general and administrative	3,538	5,276	9,027	11,633	14,607
Included in cost of services	2,139	1,757	2,015	3,046	2,806
Depreciation and amortization	63,311	64,392	68,354	104,981	145,311
Physiotherapy acquisition costs	—	—	—	—	3,236
Concentra acquisition costs	—	—	—	4,715	—

Adjusted EBITDA	$405,847	$372,861	$363,872	$399,165	$465,807

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        You should read this discussion together with the "Selected Financial Data" and consolidated financial statements and accompanying notes included elsewhere herein.

Overview

        We began operations in 1997 and, based on number of facilities, are one of the largest operators of specialty hospitals, outpatient rehabilitation clinics, and occupational medicine centers in the United States. As of December 31, 2016, we had operations in 46 states and the District of Columbia. As of December 31, 2016, we operated 123 specialty hospitals in 27 states and 1,611 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, operated 300 medical centers in 38 states as of December 31, 2016. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or "CBOCs".

        We manage our Company through three business segments: specialty hospitals, outpatient rehabilitation, and Concentra. We had net operating revenues of $4,286.0 million for the year ended December 31, 2016. Of this total, we earned approximately 54% of our net operating revenues from our specialty hospitals segment, approximately 23% from our outpatient rehabilitation segment, and approximately 23% from our Concentra segment. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, physical therapy, veteran's healthcare, and consumer health services.

Non-GAAP Measure

        We believe that the presentation of Adjusted EBITDA income (loss) ("Adjusted EBITDA") is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating units. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles ("GAAP"). Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation, or as an alternative to or substitute for net income, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

        We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, Physiotherapy acquisition costs, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries. We will refer to Adjusted EBITDA throughout the remainder of Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The table in "Selected Financial Data" reconciles the relationship of net income and income from operations to Adjusted EBITDA and should be referred to when we discuss Adjusted EBITDA.

Summary Financial Results

  Year Ended December 31, 2016

        For the year ended December 31, 2016, our net operating revenues increased 14.5% to $4,286.0 million, compared to $3,742.7 million for the year ended December 31, 2015. We had income from operations for the year ended December 31, 2016 of $299.8 million, compared to $274.8 million for the year ended December 31, 2015. The increases in our net operating revenues and income from operations from the prior year were principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016. Net income was $125.3 million for the year ended December 31, 2016, which includes a pre-tax non-operating gain of $42.7 million and a pre-tax loss on early retirement of debt of $11.6 million. Net income was $136.0 million for the year ended December 31, 2015, which includes a pre-tax non-operating gain of $29.6 million. Our Adjusted EBITDA for the year ended December 31, 2016 increased 16.7% to $465.8 million, compared to $399.2 million for the year ended December 31, 2015. Our Adjusted EBITDA margin was 10.9% for the year ended December 31, 2016, compared to 10.7% for the year ended December 31, 2015. Our increase in Adjusted EBITDA was principally due to the acquisitions of Concentra and Physiotherapy, offset in part by Adjusted EBITDA losses of start-up hospitals, Adjusted EBITDA losses of newly acquired specialty hospitals and specialty hospital closures. The increase in our Adjusted EBITDA margin is principally due to cost reductions in our Concentra segment and the sale of our contract therapy businesses on March 31, 2016, which operated at lower Adjusted EBITDA margins compared to other segments, offset in part by Adjusted EBITDA losses incurred by our specialty hospitals segment, as mentioned above.

        Net income attributable to Holdings was $115.4 million for the year ended December 31, 2016, compared to $130.7 million for the year ended December 31, 2015. The decrease in Holdings' net income was principally due to increased interest expense as a result of increases in our indebtedness used to finance the acquisitions of Concentra and Physiotherapy and increases in our interest rates associated with amendments of Select's credit facilities, increased depreciation and amortization expense as a result of the acquisitions of Concentra and Physiotherapy, and the loss on early retirement of debt related to our prepayment of Concentra's second lien term loan (as discussed below).

        Cash flows provided from operations for Holdings increased to $346.6 million for the year ended December 31, 2016, compared to $208.4 million for the year ended December 31, 2015.

  Year Ended December 31, 2015

        For the year ended December 31, 2015, our net operating revenues increased 22.1% to $3,742.7 million compared to $3,065.0 million for the year ended December 31, 2014, principally due to the addition of our Concentra segment and increases in net operating revenues in our specialty hospitals segment. We had income from operations for the year ended December 31, 2015 of $274.8 million, compared to $284.5 million for the year ended December 31, 2014. The decrease in our income from operations was principally due to increases in operating expenses at our specialty hospitals as further discussed under "Results of Operations." Net income was $136.0 million for the year ended December 31, 2015, which includes a pre-tax non-operating gain of $29.6 million. Net income was $128.2 million for the year ended December 31, 2014. Our Adjusted EBITDA for the year ended December 31, 2015 was $399.2 million, compared to $363.9 million for the year ended December 31, 2014 and our Adjusted EBITDA margin was 10.7% for the year ended December 31, 2015, compared to 11.9% for the year ended December 31, 2014. Our increase in Adjusted EBITDA was principally due to the effects of the Concentra acquisition, offset in part by increases in our specialty hospitals segment operating expenses discussed above. The decrease in our Adjusted EBITDA margin is principally due to a decline in Adjusted EBITDA from our specialty hospitals segment caused by the increases in operating expenses discussed above, and the fact that incremental Adjusted EBITDA contributed by Concentra had a lower Adjusted EBITDA margin than our overall Adjusted EBITDA margin for the year ended December 31, 2014, thus reducing the overall Adjusted EBITDA margin.

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

Significant Events

  Physiotherapy Acquisition

        On March 4, 2016, Select acquired 100% of the issued and outstanding equity securities of Physiotherapy for $406.3 million, net of $12.3 million of cash acquired. Select financed the acquisition using a combination of cash on hand and proceeds from the series F tranche B term loans under the Select credit facilities, as defined below. During the year ended December 31, 2016, $3.2 million of Physiotherapy acquisition costs were recognized in general and administrative expense on the consolidated statements of operations and comprehensive income.

  Sale of Businesses

        On March 31, 2016, Select sold its contract therapy businesses for $65.0 million, resulting in a non-operating gain of $33.9 million.

  Indebtedness

  Select Credit Facilities

        On March 4, 2016, Select entered into an additional credit extension amendment to Select's senior secured credit facility (the "Select credit facilities"). Select amended the Select credit facilities in order to, among other things, have the lenders named therein make available an aggregate of $625.0 million series F tranche B term loans. Select used the proceeds of the series F tranche B term loans and cash on hand to (i) refinance in full the series D tranche B term loans due December 20, 2016, (ii) consummate the acquisition of Physiotherapy, and (iii) pay fees and expenses incurred in connection with the transactions. During the year ended December 31, 2016, we recognized a loss on early retirement of debt of $0.8 million.

  Concentra Credit Facilities

        On September 26, 2016, Concentra entered a credit agreement amendment to its first lien credit agreement (the "Concentra credit agreement") dated June 1, 2015. The Concentra credit agreement initially provided for $500.0 million in first lien credit facilities composed of $450.0 million, seven-year term loans (the "Concentra first lien term loan") and a $50.0 million, five-year revolving credit facility (the "Concentra revolving facility" and, together with the Concentra first lien term loan, the "Concentra credit facilities"). The credit agreement amendment provided an additional $200.0 million of first lien term loans due June 1, 2022, the proceeds of which were used to prepay in full its $200.0 million eight-year second lien term loan due June 1, 2023, and also amended certain restrictive covenants to give Concentra greater operational flexibility. The reacquisition price of Concentra's second lien term loan was $202.0 million, and the prepayment resulted in a loss on early retirement of debt of $10.9 million during the year ended December 31, 2016.

  Medicare Reimbursement of LTCH Services—Patient Criteria

        As discussed below under "Regulatory Changes—Medicare Reimbursement of LTCH Services—Patient Criteria," new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015. As of December 31, 2016, all of our LTCHs are now operating under the new payment rules.

  New Specialty Hospitals

        Select's development of new specialty hospitals can result in start-up costs exceeding net operating revenues, if any, causing Adjusted EBITDA losses during the start-up period. Adjusted EBITDA losses for start-up hospitals were $21.8 million for the year ended December 31, 2016, compared to $16.8 million for the year ended December 31, 2015.

Regulatory Changes

        The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. Net operating revenues generated directly from the Medicare program represented approximately 45%, 37%, and 30% of our consolidated net operating revenues for the years ended December 31, 2014, 2015, and 2016, respectively. The principal causes of the decrease in Medicare net operating revenues as a percentage of our total net operating revenues are the acquisitions of Concentra on June 1, 2015, and Physiotherapy on March 4, 2016, which both have a significantly lower relative percentage of Medicare net operating revenues as compared to our historical business prior to the acquisitions. Since the percentage of net operating revenues generated directly from the Medicare program have been historically higher in our specialty hospitals segment as compared to our outpatient rehabilitation and Concentra segments, we anticipate that the percentage of net operating revenues generated directly from the Medicare program will continue to decrease to the extent growth in our outpatient rehabilitation and Concentra segments outpaces growth in our specialty hospitals segment.

        The Medicare program reimburses our LTCHs, IRFs and outpatient rehabilitation providers using different payment methodologies. Those payment methodologies are complex and are described elsewhere in this report under "Business—Government Regulations." The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future.

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

        The following is a summary of significant changes to the Medicare prospective payment system for LTCHs which have affected our results of operations, as well as the policies and payment rates for fiscal year 2017 that may affect our future results of operations.

        Fiscal Year 2015.    On August 22, 2014, CMS published the final rule updating policies and payment rates for LTCH PPS for fiscal year 2015 (affecting discharges and cost reporting periods beginning on or after October 1, 2014 through September 30, 2015). The standard federal rate was set at $41,044, an increase from the standard federal rate applicable during fiscal year 2014 of $40,607. The update to the standard federal rate for fiscal year 2015 included a market basket increase of 2.9%, less a productivity adjustment of 0.5%, less a reduction of 0.2% mandated by the ACA, and less a budget neutrality adjustment of 1.266%. The fixed loss amount for high cost outlier cases was set at $14,972, an increase from the fixed loss amount in the 2014 fiscal year of $13,314.

        Fiscal Year 2016.    On August 17, 2015, CMS published the final rule updating policies and payment rates for the LTCH PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate was set at $41,763, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016 included a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. The fixed loss amount for high cost outlier cases paid under LTCH PPS was set at $16,423, an increase from the fixed loss amount in the 2015 fiscal year of $14,972. The fixed loss amount for high cost outlier cases paid under the site neutral payment rate described below was set at $22,538.

        Fiscal Year 2017.    On August 22, 2016, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard federal rate was set at $42,476, an increase from the standard federal rate applicable during fiscal year 2016 of $41,763. The update to the standard federal rate for fiscal year 2017 included a market basket increase of 2.8%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $21,943, an increase from the fixed-loss amount in the 2016 fiscal year of $16,423. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $23,573, an increase from the fixed-loss amount in the 2016 fiscal year of $22,538.

  Patient Criteria

        The BBA of 2013, enacted December 26, 2013, establishes a dual-rate LTCH-PPS for Medicare patients discharged from an LTCH. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed at the LTCH PPS standard federal payment rate only if, immediately preceding the patient's LTCH admission, the patient was discharged from a "subsection (d) hospital" (generally, a short-term acute care hospital paid under IPPS) and either the patient's stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) at the subsection (d) hospital, or the patient was assigned to an MS LTC DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid at the LTCH PPS standard federal payment rate, the patient's discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet these criteria, the LTCH will be paid a lower "site neutral" payment rate, which will be the lower of: (i) the IPPS comparable per diem payment rate capped at the MS DRG payment rate plus any outlier payments; or (ii) 100 percent of the estimated costs for services.

        The BBA of 2013 provides for a transition to the site-neutral payment rate for those patients not paid at the LTCH-PPS standard federal payment rate. During the transition period (applicable to hospital cost reporting periods beginning on or after October 1, 2015 and on or before September 30, 2017), a blended rate will be paid for Medicare patients not meeting the new criteria that is equal to 50% of the site-neutral payment rate amount and 50% of the standard federal payment rate amount. Thereafter, an LTCH will be paid solely based on the site-neutral payment rate for Medicare patients not meeting the patient criteria. For discharges in cost reporting periods beginning on or after October 1, 2017, only the site-neutral payment rate will apply for Medicare patients not meeting the new criteria.

        In addition, for cost reporting periods beginning on or after October 1, 2019, qualifying discharges from an LTCH will continue to be paid at the LTCH-PPS standard federal payment rate, unless the number of discharges for which payment is made under the site-neutral payment rate is greater than 50%

of the total number of discharges from the LTCH for that period. If the number of discharges for which payment is made under the site-neutral payment rate is greater than 50%, then beginning in the next cost reporting period all discharges from the LTCH will be reimbursed at the site-neutral payment rate. The BBA of 2013 requires CMS to establish a process for an LTCH subject to only the site-neutral payment rate to be reinstated for payment under the dual-rate LTCH-PPS.

        Payment adjustments, including the interrupted stay policy and the 25 Percent Rule (discussed below), apply to LTCH discharges regardless of whether the case is paid at the standard federal payment rate or the site-neutral payment rate. However, short stay outlier payment adjustments do not apply to cases paid at the site-neutral payment rate. CMS calculates the annual recalibration of the MS-LTC-DRG relative payment weighting factors using only data from LTCH discharges that meet the criteria for exclusion from the site-neutral payment rate. In addition, CMS applies the IPPS fixed-loss amount for high cost outliers to site-neutral cases, rather than the LTCH-PPS fixed-loss amount. CMS calculates the LTCH-PPS fixed-loss amount using only data from cases paid at the LTCH-PPS payment rate, excluding cases paid at the site-neutral rate. For fiscal year 2017, the IPPS fixed-loss amount is set at $23,573 and the LTCH-PPS fixed-loss amount is $21,943.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment to LTCHs. In fiscal years 2018 and 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

  25 Percent Rule

        The "25 Percent Rule" is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. Specifically, the payment rate for only Medicare patients above the percentage admissions threshold are subject to a downward payment adjustment. For Medicare patients above the applicable percentage admissions threshold, the LTCH is reimbursed at a rate equivalent to that under general acute care hospital IPPS, which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the admissions threshold and are paid under LTCH-PPS.

        Current law, as amended by the 21st Century Cures Act, precludes CMS from applying the 25 Percent Rule for freestanding LTCHs to cost reporting years beginning before July 1, 2016 and for discharges occurring on or after October 1, 2016 and before October 1, 2017. In addition, current law applies higher percentage admissions thresholds under the 25 Percent Rule for most HIHs for cost reporting years beginning before July 1, 2016 and effective for discharges occurring on or after October 1, 2016 and before October 1, 2017. For freestanding LTCHs the percentage admissions threshold is suspended during the relief periods. For HIHs the percentage admissions threshold is raised from 25% to 50% during the relief periods. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with an MSA-dominant hospital the referral percentage was raised from 50% to 75%. Grandfathered HIHs are exempt from the 25 Percent Rule regulations.

        After the expiration of the statutory relief, as described above, our LTCHs (whether freestanding, HIH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period.

These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of these hospitals for discharges on or after October 1, 2017.

  Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH beds

        Current law imposes a moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities through September 30, 2017. There are three exceptions to the moratorium for projects that were under development when the moratorium began on April 1, 2014. Only one exception needs to apply.

  Medicare Reimbursement of Inpatient Rehabilitation Facility Services

        The following is a summary of significant changes to the Medicare prospective payment system for IRFs which have affected our results of operations, as well as the policies and payment rates for fiscal year 2017 that may affect our future results of operations.

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

        Fiscal Year 2016.    On August 6, 2015, CMS published the final rule updating policies and payment rates for IRF-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard payment conversion factor for discharges for fiscal year 2016 was set at $15,478, an increase from the standard payment conversion factor applicable during fiscal year 2015 of $15,198. The update to the standard payment conversion factor for fiscal year 2016 included a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2016 to $8,658 from $8,848 established in the final rule for fiscal year 2015.

        Fiscal Year 2017.    On August 5, 2016, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard payment conversion factor for discharges for fiscal year 2017 was set at $15,708, an increase from the standard payment conversion factor applicable during fiscal year 2016 of $15,478. The update to the standard payment conversion factor for fiscal year 2017 included a market basket increase of 2.7%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. CMS decreased the outlier threshold amount for fiscal year 2017 to $7,984 from $8,658 established in the final rule for fiscal year 2016.

  Medicare Market Basket Adjustments

        The ACA instituted a market basket payment adjustment for IRFs. In fiscal years 2018 and 2019, the market basket update will be reduced by 0.75%. The Medicare Access and CHIP Reauthorization Act of 2015 sets the annual update for fiscal year 2018 at 1% after taking into account the market basket payment reduction of 0.75% mandated by the ACA. The ACA specifically allows these market basket reductions to result in less than a 0% payment update and payment rates that are less than the prior year.

  Medicare Reimbursement of Outpatient Rehabilitation Services

        The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. For services provided in 2017 through 2019, a 0.5% update will be applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System ("MIPS"). For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and the alternative payment models ("APMs"). In 2026 and subsequent years eligible professionals participating in APMs that meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

        Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider's performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional's payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making. For the year ended December 31, 2016, we received approximately 14% of our outpatient rehabilitation net operating revenues from Medicare.

Critical Accounting Matters

  Contractual Adjustments

        Net operating revenues include amounts estimated by us to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are calculated and recorded through our internally developed systems. In our specialty hospitals segment, our billing system automatically calculates estimated Medicare reimbursement and associated contractual allowances. For non-governmental payors in our specialty hospitals segment, we either manually calculate the contractual allowance for each patient based upon the contractual provisions associated with the specific payor or, where we have a relatively homogeneous patient population, we monitor individual payors' historical closed paid claims data and apply those payment rates to the existing patient population. The net payments are converted into per diem rates. The per diem rates are applied to unpaid patient days to determine the expected payment and a contractual adjustment is recorded to adjust the recorded amount to agree with the expected payment. Quarterly, we update our analysis of historical closed paid claims. In our outpatient rehabilitation and Concentra segments, we perform provision testing, using internally developed systems, whereby we monitor a payors' historical paid claims data and compare it against the associated gross charges. This difference is determined as a percentage of gross charges and is applied against gross billing revenue to determine the contractual allowances for the period. Additionally, these contractual percentages are applied against the gross receivables on the balance sheet to determine that adequate contractual reserves are maintained for the gross accounts receivables reported on the balance sheet. We account for any difference as additional contractual adjustments to gross revenues to arrive at net operating revenues in the period that the difference is determined. We believe the processes used in recording our contractual adjustments, as described above, have resulted in reasonable estimates determined on a consistent basis.

  Allowance for Doubtful Accounts

        Substantially all of our accounts receivable are related to providing healthcare services to patients. Collection of these accounts receivable is our primary source of cash and is critical to our financial performance. Our primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments, and self-insured amounts owed by the patient. Deductibles, co-payments, and self-insured amounts are an immaterial portion of our net accounts receivable balance. At December 31, 2016, deductibles, co-payments, and self-insured amounts owed by patients accounted for approximately 1.2% of our net accounts receivable balance before doubtful accounts. Our general policy is to verify insurance coverage prior to the date of admission for a patient admitted to our specialty hospitals or, in the case of our outpatient rehabilitation clinics and Concentra medical centers, we verify insurance coverage prior to their first visit. Our estimate for the allowance for doubtful accounts is calculated by applying a reserve allowance based upon the age of an account balance. This method is based on our historical cash collections experience and write-off experience, and is periodically assessed in light of any changes to such experience. Collections are impacted by the effectiveness of our collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay our governmental receivables.

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

        The following table is an aging of our accounts receivable (after allowances for contractual adjustments but before doubtful accounts) as of the dates indicated (in thousands):

	Balance as of December 31,
	2015		2016
	0 - 180 Days	Over 180 Days	0 - 180 Days	Over 180 Days
Commercial insurance and other	$411,342	$51,507	$415,858	$59,218
Medicare and Medicaid	191,861	9,981	148,395	14,068

Total accounts receivable	$603,203	$61,488	$564,253	$73,286

        The approximate percentage of total accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by aging categories as of the dates indicated is as follows:

	As of December 31,
	2015	2016
0 to 90 days	81.1%	77.8%
91 to 180 days	9.6%	10.7%
181 to 365 days	4.8%	6.9%
Over 365 days	4.5%	4.6%

Total	100.0%	100.0%

        The approximate percentage of total accounts receivable (after allowance for contractual adjustments but before doubtful accounts) summarized by insured status as of the dates indicated is as follows:

	As of December 31,
	2015	2016
Commercial insurance and other	68.5%	73.3%
Medicare and Medicaid	30.3%	25.5%
Self-pay receivables (including deductibles and co-payments)	1.2%	1.2%

Total	100.0%	100.0%

  Insurance

        Under a number of our insurance programs, which include our employee health insurance, workers' compensation and professional malpractice liability insurance programs, we are liable for a portion of our losses before we can attempt to recover from the applicable insurance carrier. We accrue for losses for which we will be ultimately responsible under an occurrence-based approach, whereby we estimate the losses that will be incurred in a respective accounting period and accrue that estimated liability using actuarial methods. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. At December 31, 2016 and 2015, we recorded a liability of $147.4 million and $157.4 million, respectively, for our estimated losses under these insurance programs.

  Related Party Transactions

        We are party to various rental and other agreements with related parties. Our payments to these related parties amounted to $5.0 million, $4.7 million and $4.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. Our future commitments are related to commercial office space we lease for our corporate headquarters in Mechanicsburg, Pennsylvania. These future commitments as of December 31, 2016 amount to $39.2 million through 2027. These transactions and commitments are described more fully in the notes to our consolidated financial statements included herein. Our practice is that any such transaction must receive the prior approval of both the audit and compliance committee of the board of directors and a majority of non-interested members of the board of directors. It is our practice that an independent third-party appraisal supporting the amount of rent for such leased space is obtained prior to approving the related party lease of office space.

        We also provide contracted services, principally employee leasing services, and charge management fees to related parties affiliated through our equity investments. Net operating revenues generated from the provision of contracted services and management fees amounted to $164.2 million, $146.0 million, and $129.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.

  Goodwill and Identifiable Intangible Assets

        Goodwill and certain other indefinite-lived intangible assets are subject to periodic impairment evaluations. For purposes of goodwill impairment assessment, we have defined our reporting units as specialty hospitals, outpatient rehabilitation, and Concentra. Our most recent impairment assessment was completed during the fourth quarter of 2016, which indicated that there was no impairment with respect to goodwill or other recorded intangible assets. We have recorded total goodwill and other intangible assets of $3.1 billion, of which goodwill and other identifiable intangible assets of $1.5 billion relates to our specialty hospitals reporting unit, $891.5 million relates to the Concentra reporting unit, and $706.9 million relates to our outpatient rehabilitation reporting unit. In performing the quantitative periodic impairment tests, the fair value of the reporting unit is compared to its carrying value, including goodwill and other intangible assets. If the carrying value exceeds the fair value and an impairment condition exists, an impairment loss would be recognized. Impairment tests are required to be conducted at least annually, or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to; a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge and adversely affecting our results of operations.

        To determine the fair value of our reporting units, we apply both a discounted cash flow ("DCF") income and market approach. Included in the DCF income approach, specific for each reporting unit, are assumptions regarding revenue growth rate, future Adjusted EBITDA margin estimates, future general and administrative expense rates, and the industry's weighted average cost of capital and industry specific market comparable Adjusted EBITDA multiples. We also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of our industry, our recent transactions, and reasonable performance expectations for our operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge to the goodwill associated with any one of the reporting units.

        Regulatory changes governing the provision of our services in our specialty hospitals, outpatient rehabilitation, and Concentra segments and development activities can have both positive and negative effects on our results of operations and future cash flows which impact the fair value of our reporting units. The excess fair value, as a percentage of carrying value, of our specialty hospitals reporting unit was approximately 40.3%, 39.6% and 37.6% as of October 1, 2016, 2015, and 2014, respectively. The excess fair value, as a percentage of carrying value, of our outpatient rehabilitation reporting unit was approximately 61.4% as of October 1, 2016. The fair value of our outpatient rehabilitation unit, including and our contract therapy reporting unit, significantly exceeded the carrying values of each of those corresponding reporting units as of October 1, 2015 and 2014. The excess fair value, as a percentage of carrying value, of our Concentra reporting unit was approximately 22.2% as of October 1, 2016. The fair value of our Concentra reporting unit approximated the carrying value as of October 1, 2015.

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

        At December 31, 2016, we had deferred tax liabilities in excess of deferred tax assets of approximately $177.7 million principally due to depreciation deductions that have been accelerated for tax purposes and amortization of intangibles and goodwill. This amount includes approximately $26.4 million of valuation reserves related primarily to state net operating losses.

Operating Statistics

        The following table sets forth operating statistics for each of our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016
Specialty hospitals data:(1)
Number of hospitals owned—start of period	115	120	118
Number of hospitals acquired	1	1	5
Number of hospital start-ups	7	2	2
Number of hospitals closed/sold	(3)	(5)	(10)

Number of hospitals owned—end of period	120	118	115
Number of hospitals managed—end of period	9	9	8

Total number of hospitals (all)—end of period	129	127	123

Long term acute care hospitals	113	109	103
Rehabilitation hospitals	16	18	20
Available licensed beds(2)	5,326	5,172	5,237
Admissions(2)	55,581	56,570	52,381
Patient days(2)	1,340,506	1,373,780	1,258,068
Average length of stay (days)(2)	24	24	24
Net revenue per patient day(2)(3)	$1,546	$1,569	$1,651
Occupancy rate(2)	70%	72%	66%
Percent patient days—Medicare(2)	63%	60%	55%
Outpatient rehabilitation data:
Number of clinics owned—start of period	885	880	896
Number of clinics acquired	14	7	559
Number of clinic start-ups	18	34	28
Number of clinics closed/sold	(37)	(25)	(38)

Number of clinics owned—end of period	880	896	1,445
Number of clinics managed—end of period	143	142	166

Total number of clinics (all)—end of period	1,023	1,038	1,611

Number of visits(2)	4,970,724	5,218,532	7,799,208
Net revenue per visit(2)(4)	$103	$103	$102
Concentra data:(5)
Number of centers owned—start of period		—	300
Number of centers acquired		300	4
Number of centers closed/sold		—	(4)

Number of centers owned—end of period		300	300
Number of visits(6)		4,436,977	7,373,751
Net revenue per visit(6)(7)		$114	$118

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

Results of Operations

        The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Select Medical Holdings Corporation and Select Medical Corporation
	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	84.2	85.8	85.5
General and administrative	2.8	2.5	2.5
Bad debt expense	1.5	1.6	1.6
Depreciation and amortization	2.2	2.8	3.4

Income from operations	9.3	7.3	7.0
Loss on early retirement of debt	(0.0)	—	(0.3)
Equity in earnings of unconsolidated subsidiaries	0.2	0.4	0.5
Non-operating gain	—	0.8	1.0
Interest expense, net	(2.8)	(2.9)	(4.0)

Income before income taxes	6.7	5.6	4.2
Income tax expense	2.5	2.0	1.3

Net income	4.2	3.6	2.9
Net income attributable to non-controlling interests	0.3	0.1	0.2

Net income attributable to Holdings and Select	3.9%	3.5%	2.7%

(1)
Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

        The following table summarizes selected financial data by business segment for the periods indicated:

	Year Ended December 31, 2014	Year Ended December 31, 2015	Year Ended December 31, 2016	% Change 2014 - 2015	% Change 2015 - 2016
	(In thousands)
Net operating revenues:
Specialty hospitals	$2,244,899	$2,346,781	$2,289,482	4.5%	(2.4)%
Outpatient rehabilitation(1)	819,397	810,009	995,374	(1.1)	22.9
Concentra(2)		585,222	1,000,624	N/A	N/M
Other(3)	721	724	541	0.4	(25.3)

Total company	$3,065,017	$3,742,736	$4,286,021	22.1%	14.5%

Income (loss) from operations:
Specialty hospitals	$290,001	$273,631	$224,926	(5.6)%	(17.8)%
Outpatient rehabilitation(1)	84,739	85,167	107,169	0.5	25.8
Concentra(2)		8,926	81,522	N/A	N/M
Other(3)	(90,264)	(92,934)	(113,770)	(3.0)	(22.4)

Total company	$284,476	$274,790	$299,847	(3.4)%	9.1%

Adjusted EBITDA:
Specialty hospitals	$341,787	$327,623	281,511	(4.1)%	(14.1)%
Outpatient rehabilitation(1)	97,584	98,220	129,830	0.7	32.2
Concentra(2)		48,301	143,009	N/A	N/M
Other(3)	(75,499)	(74,979)	(88,543)	0.7	(18.1)

Total company	$363,872	$399,165	465,807	9.7%	16.7%

Adjusted EBITDA margins:
Specialty hospitals	15.2%	14.0%	12.3%
Outpatient rehabilitation(1)	11.9	12.1	13.0
Concentra(2)		8.3	14.3
Other(3)	N/M	N/M	N/M

Total company	11.9%	10.7%	10.9%

Total assets:
Specialty hospitals	$2,279,665	$2,425,113	$2,530,609
Outpatient rehabilitation	532,685	548,242	978,192
Concentra(2)		1,311,631	1,323,516
Other(3)	112,459	103,692	112,078

Total company	$2,924,809	$4,388,678	$4,944,395

Purchases of property and equipment, net:
Specialty hospitals	$77,742	$126,014	$109,139
Outpatient rehabilitation(1)	12,506	17,768	21,286
Concentra(2)		26,771	15,946
Other(3)	4,998	12,089	15,262

Total company	$95,246	$182,642	$161,633

N/M—Not Meaningful.

N/A—Not Applicable

(1)
The outpatient rehabilitation segment includes the operating results of our contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

(2)
Concentra's financial results are consolidated with Select's effective June 1, 2015.

(3)
Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

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

  Net Operating Revenues

        Our net operating revenues increased by 14.5% to $4,286.0 million for the year ended December 31, 2016, compared to $3,742.7 million for the year ended December 31, 2015, principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

        Specialty Hospitals.    Our specialty hospitals segment net operating revenues declined 2.4% to $2,289.5 million for the year ended December 31, 2016, compared to $2,346.8 million for the year ended December 31, 2015. The primary reason for this decrease was a decline in our patient days to 1,258,068 days for the year ended December 31, 2016, compared to 1,373,780 days for the year ended December 31, 2015. As discussed above under "Regulatory Changes—Medicare Reimbursement of LTCH Services—Patient Criteria," new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, began to be phased in to our LTCHs in the fourth quarter of 2015 and, as of the end of the third quarter of 2016, all of our LTCHs are now operating under the new payment rules. We experienced fewer Medicare patient days primarily due to changes we implemented at LTCHs operating under the new Medicare patient criteria regulations. We also experienced fewer patient days in 2016 as compared to 2015 as a result of specialty hospital closures and sales. This decrease in patient days was offset, in part, by an increase in our net revenue per patient day. Our average net revenue per patient day for our specialty hospitals increased 5.2% to $1,651 for the year ended December 31, 2016, compared to $1,569 for the year ended December 31, 2015, principally as a result of increases in our Medicare net revenue per patient day. The increase in our Medicare net revenue per patient day resulted primarily from the increase in patient acuity at LTCHs operating under the Medicare patient criteria regulations. Our occupancy percentage in our specialty hospitals declined to 66% for the year ended December 31, 2016, compared to 72% for the year ended December 31, 2015.

        Outpatient Rehabilitation.    Our outpatient rehabilitation segment net operating revenues increased to $995.4 million for the year ended December 31, 2016, compared to $810.0 million for the year ended December 31, 2015. This increase was due to an increase in visits resulting principally from our newly acquired outpatient rehabilitation clinics and growth in our existing outpatient rehabilitation clinics. Net revenue per visit in our owned outpatient rehabilitation clinics was $102 for the year ended December 31, 2016, compared to $103 for the year ended December 31, 2015.

        Concentra Segment.    Net operating revenues were $1,000.6 million for the year ended December 31, 2016, compared to $585.2 million for the year ended December 31, 2015, which includes results beginning June 1, 2015. Net revenue per visit was $118 and visits were 7,373,751 in the centers for the year ended December 31, 2016, compared to net revenue per visit of $114 and 4,436,977 visits in the centers for the year ended December 31, 2015, which includes results beginning June 1, 2015.

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $3,840.9 million, or 89.6% of net operating revenues, for the year ended December 31, 2016, compared to $3,363.0 million, or 89.9% of net operating revenues, for the year ended December 31, 2015. The increase in operating expenses is principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016. Our cost of services, a major component of which is labor expense, was $3,664.8 million, or 85.5% of net operating revenues, for the year ended December 31, 2016, compared to $3,211.5 million, or 85.8% of net operating revenues, for the year ended December 31, 2015. The decrease in cost of services, as a percentage of net operating revenues, resulted principally from cost reductions achieved by Concentra, partially offset by an increase in expenses relative to revenues at our specialty hospitals. Facility rent expense, a component of cost of services, was $225.6 million for the year ended December 31, 2016, compared to $169.8 million for the year ended December 31, 2015. General and administrative expenses were $106.9 million for the year ended December 31, 2016, which included $3.2 million of Physiotherapy acquisition costs, compared to $92.1 million for the year ended December 31, 2015, which included $4.7 million of Concentra acquisition costs. General and administrative expenses as a percentage of net operating revenues were 2.5% for both years ended December 31, 2016 and 2015. Our general and administrative function includes our shared services activities which have grown and expanded as a result of our significant business acquisitions. Our bad debt expense was $69.1 million for the year ended December 31, 2016, compared to $59.4 million for the year ended December 31, 2015. Bad debt expense as a percentage of net operating revenues was 1.6% for both the years ended December 31, 2016 and 2015.

  Adjusted EBITDA

        Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals was $281.5 million for the year ended December 31, 2016, compared to $327.6 million for the year ended December 31, 2015. Our Adjusted EBITDA margin for the segment was 12.3% for the year ended December 31, 2016, compared to 14.0% for the year ended December 31, 2015. The reduction in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was principally attributable to Adjusted EBITDA losses resulting from start-up hospitals, Adjusted EBITDA losses of newly acquired specialty hospitals, and specialty hospital closures. Start-up specialty hospitals incurred $21.8 million of Adjusted EBITDA losses for the year ended December 31, 2016, compared to $16.8 million for the year ended December 31, 2015, as discussed under "Summary Financial Results" above. We also experienced a decline in Adjusted EBITDA in our LTCHs as a result of both a decrease in patient days as discussed above under "Net Operating Revenues" and an increase in expenses as discussed above under "Operating Expenses."

        Outpatient Rehabilitation.    Our Adjusted EBITDA for our outpatient rehabilitation segment increased 32.2% to $129.8 million for the year ended December 31, 2016, compared to $98.2 million for the year ended December 31, 2015. This increase was principally due to the acquisition of Physiotherapy on March 4, 2016. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.0% for the year ended December 31, 2016, compared to 12.1% for the year ended December 31, 2015. The increase was principally due to the sale of our contract therapy businesses, which operated at lower Adjusted EBITDA margins than our outpatient rehabilitation clinics.

        Concentra Segment.    Adjusted EBITDA for our Concentra segment was $143.0 million for the year ended December 31, 2016, compared to $48.3 million for the year ended December 31, 2015, which includes results beginning June 1, 2015. Our Adjusted EBITDA margin for the Concentra segment was 14.3% for the year ended December 31, 2016, compared to 8.3% for the year ended December 31, 2015. The increase in Adjusted EBITDA was principally due to our ownership of Concentra for the entirety of fiscal year 2016, compared to our ownership of Concentra beginning June 1, 2015 for fiscal year 2015. The increase in Concentra's Adjusted EBITDA margin was principally due to cost reductions in 2016 compared to the prior year.

        Other.    The Adjusted EBITDA loss was $88.5 million for the year ended December 31, 2016, compared to an Adjusted EBITDA loss of $75.0 million for the year ended December 31, 2015.

  Depreciation and Amortization

        Depreciation and amortization expense was $145.3 million for the year ended December 31, 2016, compared to $105.0 million for the year ended December 31, 2015. The increase was principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

  Income from Operations

        For the year ended December 31, 2016, we had income from operations of $299.8 million, compared to $274.8 million for the year ended December 31, 2015. The increase was principally due to the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016.

  Loss on Early Retirement of Debt

        On March 4, 2016, we prepaid the series D tranche B term loans under the Select credit facilities, resulting in a loss on early retirement of debt of $0.8 million. On September 26, 2016, Concentra prepaid its second lien term loan under the Concentra credit facilities, resulting in a loss on early retirement of debt of approximately $10.9 million. The losses on early retirement of debt consisted of a prepayment premium, unamortized debt issuance costs, and unamortized original issue discounts.

  Equity in Earnings of Unconsolidated Subsidiaries

        For the year ended December 31, 2016, we had equity in earnings of unconsolidated subsidiaries of $19.9 million, compared $16.8 million for the year ended December 31, 2015. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our equity method investments in rehabilitation businesses.

  Non-Operating Gain

        We recognized a non-operating gain of $42.7 million for the year ended December 31, 2016, principally due to the sale of our contract therapy businesses for $65.0 million, resulting in a non-operating gain of $33.9 million.

        During the year ended December 31, 2015, we recognized a non-operating gain of $29.6 million related to the sale of an equity method investment.

  Interest Expense

        Interest expense was $170.1 million for the year ended December 31, 2016, compared to $112.8 million for the year ended December 31, 2015. The increase in interest expense was principally the result of increases in our indebtedness used to finance the acquisitions of Concentra on June 1, 2015 and Physiotherapy on March 4, 2016 in addition to increases in our interest rates resulting from amendments to the Select credit facilities in the fourth quarter of 2015 and the first quarter of 2016.

  Income Taxes

        We recorded income tax expense of $55.5 million for the year ended December 31, 2016, which represented an effective tax rate of 30.7%. We recorded income tax expense of $72.4 million for the year ended December 31, 2015, which represented an effective tax rate of 34.8%.

        Our effective tax rate for the year ended December 31, 2016 benefited from the sale of our contract therapy businesses. Our tax basis in our contract therapy businesses exceeded our selling price. As a result, we had no tax expense from the sale. Our effective tax rate for the year ended December 31, 2015 benefited from the resolution of uncertain tax positions.

  Net Income Attributable to Non-Controlling Interests

        Net income attributable to non-controlling interests was $9.9 million for the year ended December 31, 2016, compared to $5.3 million for the year ended December 31, 2015. The increase is principally due to the acquisition of Concentra, offset in part by the minority interest owners' share of losses from new specialty hospitals.

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

  Net Operating Revenues

        Our net operating revenues increased by $677.7 million to $3,742.7 million for the year ended December 31, 2015, compared to $3,065.0 million for the year ended December 31, 2014.

        Specialty Hospitals.    Our specialty hospitals segment net operating revenues increased 4.5% to $2,346.8 million for the year ended December 31, 2015, compared to $2,244.9 million for the year ended December 31, 2014. The segment experienced growth in its patient services revenues which resulted from increases in patient days and an increase in our net revenues per patient day. Patient days increased to 1,373,780 days for the year ended December 31, 2015, compared to 1,340,506 days for the year ended December 31, 2014. The average net revenue per patient day increased to $1,569 for the year ended December 31, 2015, compared to $1,546 for the year ended December 31, 2014, due to increases in both our Medicare and non-Medicare net revenue per patient day. The occupancy percentage was 72% for the year ended December 31, 2015, compared to 70% for the year ended December 31, 2014.

        Outpatient Rehabilitation.    Our outpatient rehabilitation segment net operating revenues decreased to $810.0 million for the year ended December 31, 2015, compared to $819.4 million for the year ended December 31, 2014. This decrease resulted from a reduction in net operating revenues at our contract therapy business, offset in part by increases in net operating revenues at our outpatient rehabilitation clinics. The net operating revenues generated by our outpatient rehabilitation clinics for the year ended December 31, 2015 increased 5.3%, compared to the year ended December 31, 2014. This growth was principally due to a 5.0% increase in visits to 5,218,532 at our owned clinics. Net revenue per visit in our owned outpatient rehabilitation clinics was $103 for both the years ended December 31, 2015 and 2014. The net operating revenues generated by our contract therapy business for the year ended December 31, 2015 decreased $42.3 million, compared to the year ended December 31, 2014, which principally resulted from contract terminations.

        Concentra Segment.    For the period from June 1, 2015 to December 31, 2015, net operating revenues were $585.2 million, visits were 4,436,977 in the medical centers, and net revenue per visit was $114.

  Operating Expenses

        Our operating expenses include our cost of services, general and administrative expense and bad debt expense. Our operating expenses increased by $650.8 million to $3,363.0 million, or 89.9% of net operating revenues, for the year ended December 31, 2015, compared to $2,712.2 million, or 88.5% of net operating revenues, for the year ended December 31, 2014, principally due to the acquisition of Concentra on June 1,

2015. Our cost of services, a major component of which is labor expense, was $3,211.5 million, or 85.8% of net operating revenues, for the year ended December 31, 2015, compared to $2,582.3 million, or 84.2% of net operating revenues, for the year ended December 31, 2014. Approximately half of the increase in cost of services as a percent of net operating revenues resulted from the addition of Concentra which operated with a higher relative cost of services percentage to net operating revenues during the year ended December 31, 2015, as compared to the relative cost of services percentage to net operating revenues experienced overall by Select in the year ended December 31, 2015. The other half of the increase occurred in our specialty hospitals segment and resulted principally from non-recurring increases in labor costs associated with several training initiatives, including training to prepare for the adoption of patient criteria and incremental costs resulting from a higher staff turnover rate for the year ended December 31, 2015, as compared to 2014. Facility rent expense, a component of cost of services, was $169.8 million for the year ended December 31, 2015 compared to $128.7 million for the year ended December 31, 2014. General and administrative expenses were $92.1 million for the year ended December 31, 2015, compared to $85.2 million for the year ended December 31, 2014 and were 2.5% and 2.8% of net operating revenues for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses resulted primarily from Concentra acquisition costs of $4.7 million. Our bad debt expense was $59.4 million, or 1.6% of net operating revenues, for the year ended December 31, 2015, compared to $44.6 million, or 1.5% of net operating revenues, for the year ended December 31, 2014. This is principally a result of higher relative bad debt expense in our specialty hospitals segment, compared to the year ended December 31, 2014, and at Concentra.

  Adjusted EBITDA

        Specialty Hospitals.    Adjusted EBITDA for our specialty hospitals decreased to $327.6 million for the year ended December 31, 2015, compared to $341.8 million for the year ended December 31, 2014. Our Adjusted EBITDA margin for the segment was 14.0% for the year ended December 31, 2015, compared to 15.2% for the year ended December 31, 2014. The decline in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment was attributable to increases in our cost of services and bad debt expense as discussed above under "Operating Expenses."

        Outpatient Rehabilitation.    Our Adjusted EBITDA for our outpatient rehabilitation segment increased 0.7% to $98.2 million for the year ended December 31, 2015, compared to $97.6 million for the year ended December 31, 2014. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.1% for the year ended December 31, 2015 compared to 11.9% for the year ended December 31, 2014. The Adjusted EBITDA in our outpatient rehabilitation clinics increased by $7.4 million for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in Adjusted EBITDA for our outpatient rehabilitation clinics was principally the result of increases in net operating revenues as discussed above under "Net Operating Revenues." Our Adjusted EBITDA margin for our outpatient rehabilitation clinics was 13.8% for the year ended December 31, 2015, compared to 13.3% for the year ended December 31, 2014. Our contract therapy business experienced a decrease in Adjusted EBITDA of $6.8 million, compared to the year ended December 31, 2014, which principally resulted from contract terminations as discussed above under "Net Operating Revenues."

        Concentra Segment.    For the period June 1, 2015 to December 31, 2015, Adjusted EBITDA was $48.3 million and the Adjusted EBITDA margin for the segment was 8.3%.

        Other.    The Adjusted EBITDA loss was $75.0 million for the year ended December 31, 2015, compared to an Adjusted EBITDA loss of $75.5 million for the year ended December 31, 2014.

  Depreciation and Amortization

        Depreciation and amortization expense was $105.0 million, including $33.6 million in our Concentra segment, for the year ended December 31, 2015, compared to $68.4 million for the year ended December 31, 2014.

  Income from Operations

        For the year ended December 31, 2015, we had income from operations of $274.8 million, compared to $284.5 million for the year ended December 31, 2014. The decrease in our income from operations resulted principally from increases in operating expenses at our specialty hospitals segment, as discussed above under "Operating Expenses," and was offset in part by the incremental contribution from of our Concentra segment since June 1, 2015.

  Loss on Early Retirement of Debt

        On March 4, 2014, we amended the Select term loans. During the year ended December 31, 2014, we recognized a loss of $2.3 million for unamortized debt issuance costs, unamortized original issue discount and certain fees incurred related to the Select term loan modifications.

  Equity in Earnings of Unconsolidated Subsidiaries

        For the year ended December 31, 2015, we had equity in earnings of unconsolidated subsidiaries of $16.8 million, compared to $7.0 million for the year ended December 31, 2014. The increase in our equity in earnings of unconsolidated subsidiaries resulted from increased earnings associated with several of our inpatient rehabilitation joint ventures and improved financial results at the start-up companies in which we own a non-controlling interest.

  Non-operating gain

        For the year ended December 31, 2015, we had a gain on the sale of an equity investment of $29.6 million. The equity investment was a start-up company investment in which we owned a non-controlling interest.

  Interest Expense

        Interest expense was $112.8 million for the year ended December 31, 2015, compared to $85.4 million for the year ended December 31, 2014. The increase in interest expense was principally due to increases in our indebtedness to finance the Concentra acquisition.

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

  Net Income Attributable to Non-Controlling Interests

        Net income attributable to non-controlling interests was $5.3 million for the year ended December 31, 2015, compared to $7.5 million for the year ended December 31, 2014. These amounts represent the minority owner's share of income and losses in consolidated entities, such as Concentra, in which our ownership is less than 100.0%. The decrease was principally caused by net losses in our Concentra segment for the year ended December 31, 2015, which offset positive net income from other consolidated entities.

Liquidity and Capital Resources

  Years Ended December 31, 2014, 2015, and 2016

	Year Ended December 31,
	2014	2015	2016
	(In thousands)
Cash flows provided by operating activities	$170,642	$208,415	$346,603
Cash flows used in investing activities	(101,091)	(1,211,754)	(554,320)
Cash flows provided by (used in) financing activities	(70,516)	1,014,420	292,311

Net increase (decrease) in cash and cash equivalents	(965)	11,081	84,594
Cash and cash equivalents at beginning of period	4,319	3,354	14,435

Cash and cash equivalents at end of period	$3,354	$14,435	$99,029

        Operating activities provided $346.6 million of cash flows for the year ended December 31, 2016. The increase in operating cash flows for the year ended December 31, 2016 compared to the year ended December 31, 2015 is principally due to cash flows provided from Concentra which was acquired on June 1, 2015 and cash distributions we received from unconsolidated investments in which we are minority owners.

        Operating activities provided $208.4 million of cash flows for the year ended December 31, 2015. The increase in operating cash flows for the year ended December 31, 2015 compared to the year ended December 31, 2014 is principally due to the addition of Concentra.

        Our days sales outstanding were 51 days at December 31, 2016, 53 days at December 31, 2015, and 53 days at December 31, 2014. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding at December 31, 2016, 2015 and 2014 all fall within our normal range for accounts receivable turnover.

        Investing activities used $554.3 million, $1,211.8 million and $101.1 million of cash flow for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, the principal use of cash was $406.3 million for the Physiotherapy acquisition and $161.6 million for purchases of property and equipment, offset in part by the sale of assets and businesses of $80.5 million. For the year ended December 31, 2015, the principal use of cash was $1,047.2 million for the Concentra acquisition and $182.6 million for purchases of property and equipment, offset in part by the proceeds from the sale of an equity investment. For the year ended December 31, 2014, the principal use of cash was $95.2 million for purchases of property and equipment.

        Financing activities provided $292.3 million of cash flow for the year ended December 31, 2016. The principal source of cash was the issuance of $625.0 million series F tranche B term loans under the Select credit facilities, resulting in net proceeds of $600.1 million, offset by $215.7 million of cash used to repay the series D tranche B term loans under the Select credit facilities and $80.0 million of net repayments under the Select and Concentra revolving facilities.

        Financing activities provided $1,014.4 million of cash flows for the year ended December 31, 2015. Cash was principally provided from $235.0 million of net borrowings under the Select revolving facility, $5.0 million of net borrowings under the Concentra revolving facility, $646.9 million borrowed under the Concentra credit facilities, and $217.1 million attributable to non-consolidating interests in Concentra Group Holdings. The principal uses of cash for financing activities were $26.9 million for mandatory prepayment of term loans under the Select credit facilities, $23.3 million for Concentra's debt issuance costs, $13.6 million for common stock repurchases and $13.1 million for dividend payments to common stockholders.

        Financing activities used $70.5 million of cash flows for the year ended December 31, 2014. Cash was principally used by a $34.0 million mandatory prepayment of term loans under the Select credit facilities, $10.0 million for purchases of non-controlling interests, and $184.1 million used to repurchase shares of common stock and pay dividends to common stockholders. This was offset in part by $40.0 million in net borrowings under the Select revolving facility and $111.7 million from the issuance of additional 6.375% senior notes.

  Capital Resources

        Working capital.    We had net working capital of $236.4 million at December 31, 2016 compared to net working capital of $19.9 million at December 31, 2015. The increase in net working capital is primarily due to the early retirement of series D tranche B term loans, which were classified as a current liability at December 31, 2015, and an increase in cash during the year ended December 31, 2016.

        Select credit facilities.    On March 2, 2016, Select made a mandatory term loan principal prepayment of $10.2 million as a result of the annual excess cash flow provision contained in the Select credit facilities.

        On March 4, 2016, Select amended the Select credit facilities in order to, among other things: (i) have the lenders named therein make available an aggregate of $625.0 million series F tranche B term loans, (ii) extend the financial covenants through March 3, 2021, (iii) add a 1.00% prepayment premium for prepayments made with new term loans on or prior to March 4, 2017 if such new term loans have a lower yield than the series F tranche B term loans, (iv) increase the interest rate payable on the series E tranche B term loans from Adjusted LIBO plus 4.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate plus 3.00%, to Adjusted LIBO plus 5.00% (subject to an Adjusted LIBO rate floor of 1.00%), or Alternate Base Rate plus 4.00%; and (v) made certain other technical amendments to the Select credit facilities. The series F tranche B term loans bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Select credit facilities, subject to an Adjusted LIBO Rate floor of 1.00%) plus 5.00% for Eurodollar Loans or the Alternate Base Rate (as defined in the Select credit facilities) plus 4.00% for Alternate Base Rate Loans (as defined in the Select credit facilities). Select is required to make principal payments on the series F tranche B term loans in quarterly installments on the last day of each of March, June, September and December, beginning June 30, 2016, in amounts equal to 0.25% of the aggregate principal amount of the series F tranche B term loans outstanding as of the date of the credit extension amendment. The balance of the series F tranche B term loans is payable on March 3, 2021. Except as specifically set forth in the credit extension amendment, the terms and conditions of the series F tranche B term loans are identical to the terms of the outstanding series E tranche B term loans under the Select credit facilities and the other loan documents to which Select is party.

        Select used the proceeds of the series F tranche B term loans to (i) refinance in full the series D tranche B term loans due December 20, 2016, (ii) consummate the acquisition of Physiotherapy, and (iii) pay fees and expenses incurred in connection with the acquisition of Physiotherapy, the refinancing, and the Select credit extension amendment.

        At December 31, 2016, Select had outstanding borrowings under the Select credit facilities of $1,147.8 million of Select term loans (excluding unamortized discounts and debt issuance costs of $25.6 million) and borrowings of $220.0 million (excluding letters of credit) under the Select revolving facility. At December 31, 2016, Select had $190.3 million of availability under the Select revolving facility after giving effect to $39.7 million of outstanding letters of credit.

        The Select credit facilities require Select to maintain certain leverage ratios (as defined in the Select credit facilities). For the four consecutive fiscal quarters ended December 31, 2016, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA) at less than 5.75 to 1.00. Select's leverage ratio was 5.40 to 1.00 as of December 31, 2016. Additionally, the Select credit facilities will require a prepayment of borrowings of 50% of excess cash flow for fiscal year 2016, which will result in a prepayment of approximately $33.2 million based on excess cash flow for the year ended

December 31, 2016. The Company expects to have the borrowing capacity and intends to use borrowings under the Select revolving facility to make the required prepayment during the quarter ended March 31, 2017.

        Concentra credit facilities.    Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra's debt under such agreements. While this debt is non-recourse to Select, it is included in Select's consolidated financial statements.

        On September 26, 2016, Concentra entered into an amendment to the Concentra credit agreement dated June 1, 2015. The Concentra credit agreement initially provided for $500.0 million in first lien credit facilities composed of a $450.0 million, seven-year Concentra first lien term loans and a $50.0 million Concentra revolving facility. The amendment provided an additional $200.0 million of first lien term loans due June 1, 2022, the proceeds of which were used to prepay in full the Concentra's second lien term loan due June 1, 2023; and also amended certain restrictive covenants to give Concentra greater operational flexibility.

        The Concentra first lien term loan continues to bear interest at a rate equal to Adjusted LIBO (as defined in the Concentra credit agreement) plus 3.00% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Concentra credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%). The Concentra first lien term loan amortizes in equal quarterly installments of $1.6 million through March 31, 2022, with the remaining unamortized aggregate principal due on at maturity on June 1, 2022.

        At December 31, 2016, Concentra had outstanding borrowings under the Concentra credit facilities of $642.2 million (excluding unamortized discounts and debt issuance costs of $15.9 million) of term loans. Concentra did not have any borrowings under the Concentra revolving facility. At December 31, 2016, Concentra had $43.4 million of availability under its revolving facility after giving effect to $6.6 million of outstanding letters of credit.

        The Concentra credit facilities will require a prepayment of borrowings of 25% of excess cash flow for fiscal year 2016, which will result in a prepayment of approximately $23.1 million based on excess cash flow for the year ended December 31, 2016. Concentra expects to have the borrowing capacity and intends to use borrowings under the Concentra revolving facility and cash on hand to make the required prepayment during the quarter ended March 31, 2017.

        Stock Repurchase Program.    Holdings' board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2017, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the year ended December 31, 2016. Since the inception of the program through December 31, 2016, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

        Liquidity.    We believe our internally generated cash flows and borrowing capacity under the Select and Concentra credit facilities will be sufficient to finance operations over the next twelve months. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. We also may refinance our credit facilities depending upon prevailing market conditions.

        Use of Capital Resources.    We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers, and from time to time we may also develop new inpatient rehabilitation hospitals and medical centers. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow through opportunistic acquisitions.

Commitments and Contingencies

        The following contractual obligation table summarizes the contractual obligations for Select and Concentra at December 31, 2016, and the effect such obligations are expected to have on liquidity and cash flow in future periods. Reserves for uncertain tax positions of $4.1 million have been excluded from the table below as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Contractual Obligations	Total	2017	2018 - 2020	2021 - 2022	After 2022
	(in thousands)
6.375% senior notes(1)	$710,000	$—	$—	$710,000	$—
Select credit facilities(2)(3)	1,367,751	11,730	760,710	595,311	—
Select other debt obligations	22,688	7,371	15,293	24	—
Concentra credit facilities(4)(5)	642,239	6,520	19,560	616,159	—
Concentra other debt obligations	5,178	1,113	349	341	3,375

Total debt	2,747,856	26,734	795,912	1,921,835	3,375
Interest(6)(7)	548,486	150,125	336,281	60,245	1,835
Letters of credit outstanding	46,312	—	46,312	—	—
Purchase obligations	106,207	31,227	47,971	13,199	13,810
Construction contracts	85,976	85,976	—	—	—
Naming, promotional and sponsorship agreement	31,090	3,146	9,883	6,977	11,084
Operating leases	1,198,636	221,797	450,262	151,204	375,373
Related party operating leases	39,206	5,408	17,243	6,017	10,538

Total contractual cash obligations	$4,803,769	$524,413	$1,703,864	$2,159,477	$416,015

(1)
Reflects the aggregate principal amount of the 6.375% senior notes which excludes the unamortized premium of $1.0 million at December 31, 2016.

(2)
Reflects the aggregate principal amount of the Select credit facilities which excludes the unamortized original issue discounts and unamortized debt issuance costs of $25.6 million at December 31, 2016.

(3)
The balance of the series E tranche B term loans will be payable on June 1, 2018 and the balance of the series F tranche B term loans will be payable on March 3, 2021. The Select revolving facility will be payable on March 1, 2018.

(4)
Reflects the aggregate principal amount of the Concentra credit facilities which excludes the unamortized original issue discounts and unamortized debt issuance costs of $15.9 million at December 31, 2016.

(5)
The balance of the Concentra first lien term loans will be payable on June 1, 2022.

(6)
The interest obligation for the Select credit facilities was calculated using the average interest rate at December 31, 2016 of 6.0% for the series E tranche B term loans, 6.0% for the series F tranche B term loans, and 4.5% for the Select revolving facility. The interest obligation for the 6.375% senior notes was calculated using the stated interest rate and a weighted average interest rate of 2.0% was used for the other debt obligations.

(7)
The interest obligation for the Concentra credit facilities was calculated using the average interest rate at December 31, 2016 of 4.0% for the Concentra first lien term loans. The weighted average interest rate for Concentra's other debt obligations was 7.7%.

  Concentra Class A Put Right

        In connection with the acquisition of Concentra, WCAS and the other members of Concentra Group Holdings will have the Put Right with respect to their equity interests in Concentra Group Holdings. If the Put Right is exercised by WCAS, Select will be obligated to purchase up to 33 1/3% of the equity interests of Concentra Group Holdings that WCAS purchased on June 1, 2015, at a purchase price based on a valuation of Concentra Group Holdings performed by an investment bank to be mutually agreed upon between Select and WCAS. The valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings' common stock. WCAS may first exercise its Put Right after June 1, 2018, and then may exercise its Put Right again annually during each fiscal year thereafter. If WCAS exercises its Put Right, the other members of Concentra Group Holdings may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Concentra Group Holdings that such member purchased on June 1, 2015, up to but not exceeding the percentage of its initial equity interests that WCAS has determined to sell to Select in the exercise of its Put Right plus the same percentage of the equity interests that such member had the right to sell but declined to sell in connection with any previous put exercise by WCAS.

        In addition, WCAS and the other members of Concentra Group Holdings have a Put Right with respect to their equity interest in Concentra Group Holdings that may only be exercised in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and which results in change in the senior management of Select. If an SEM COC Put Right is exercised by WCAS, Select will be obligated to purchase all (but not less than all) of the equity interests in Concentra Group Holdings of WCAS and each other member of Concentra Group Holdings, at a purchase price based on a valuation of Concentra Group Holdings performed by an investment bank to be mutually agreed upon between Select and WCAS, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA.

        Furthermore, Select has a call right (the "Call Right"), whereby each other member of Concentra Group Holdings will be obligated to sell all (but not less than all) of their equity interests in Concentra Group Holdings to Select at a purchase price based on a valuation of Concentra Group Holdings performed by an investment bank to be mutually agreed upon between Select and WCAS. The valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select may first exercise the Call Right after June 1, 2020. We exclude the approximate amount that we may be required to pay to purchase these equity interests in Concentra Group Holdings from the contractual obligations table above because of the uncertainty as to: (i) whether or not the Put Right, if exercisable, or the Call Right, will actually be exercised; (ii) the dollar amounts that would be paid if the Put Right or Call Right is exercised; and (iii) the timing and form of consideration of any such payments.

Effects of Inflation and Changing Prices

        We derive a substantial portion of our revenues from the Medicare program. We have been, and could be in the future, affected by the continuing efforts of governmental and private third-party payors to contain healthcare costs by limiting or reducing reimbursement payments.

        Additionally, reimbursement payments under governmental and private third-party payor programs may not increase to sufficiently cover increasing costs. Medicare reimbursement in our specialty hospitals is subject to fixed payments under the Medicare prospective payment systems. In accordance with

Medicare laws, CMS makes annual adjustments to Medicare payments under what is commonly known as a "market basket update." Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services and may be reduced by CMS for other adjustments.

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

Recent Accounting Pronouncements

        In October 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017. The Company does not anticipate changes to current accounting policies or the need to retrospectively adjust previously presented consolidated financial statements as a result of the adoption of the guidance in the new standard.

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

        Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight-line basis over the respective lease term in the consolidated statements of operations and comprehensive income.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes. The intent is to simplify the presentation of deferred income taxes through the requirement that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The revised guidance is effective for annual fiscal periods beginning after December 15, 2016. Early adoption is permitted. The Company will adopt the guidance in this ASU in the first quarter of 2017. Upon adoption, deferred tax assets and liabilities will no longer be classified as current and will instead be classified as noncurrent on the consolidated balance sheets. The Company will still be required to offset deferred tax assets and liabilities for each taxpaying entity within a tax jurisdiction.

        In May 2014, March 2016, April 2016, and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively "the standards"), respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a retrospective or cumulative effect transition method. The Company will adopt the guidance beginning January 1, 2018, using a retrospective transition method.

        The Company anticipates the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standards. Under the current standards, the Company's estimate for amounts not expected to be collected based on our historical experience have been recorded to bad debt expense. Under the new standards, the Company's estimate for amounts not expected to be collected based on historical experience will be recognized as a reduction to revenue. Subsequent changes in estimates of collectability due to a change in the financial status of a payor, for example a bankruptcy, will continue to be recognized as bad debt expense. Amounts previously written off to the allowance for bad debts as a result of our inability to collect payment will be recognized as a reduction to revenue under the new standard.

Recently Adopted Accounting Pronouncements

        In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, which simplifies various aspects of accounting for share-based payments. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statements of cash flows. During the fourth quarter of 2016, the Company adopted and applied the standard on a prospective basis beginning January 1, 2016. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. There was no retrospective impact to the consolidated financial statements, including the consolidated statements of cash flows, as a result of the adoption of this standard.

        In April and August 2015, the FASB issued ASU 2015-03 and ASU 2015-15, each titled Interest-Imputation of Interest, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB also confirmed that debt issuance costs related to line-of-credit arrangements will continue to be recognized as an asset and amortized over the term of the arrangement. The Company adopted the standard at the beginning of the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively conformed to reflect the adoption of the standard and approximately

$38.0 million of unamortized debt issuance costs were reclassified to be a direct reduction of debt, rather than a component of other assets.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra credit facilities.

        As of December 31, 2016, Select had $1,147.8 million (excluding unamortized discounts and debt issuance discounts) in term loans outstanding under the Select credit facilities and $220.0 million in revolving borrowings outstanding under the Select credit facilities, which bear interest at variable rates.

        As of December 31, 2016, Concentra had outstanding borrowings under the Concentra credit facilities of $642.2 million (excluding unamortized discounts and debt issuance costs) of term loans, which bear interest at variable rates. Concentra did not have any outstanding revolving borrowings. Certain of Select's and Concentra's outstanding borrowings that bear interest at variable rates may be effectively fixed based upon then current interest rates if the Adjusted LIBO Rate does not exceed the applicable Adjusted LIBO Rate floors for such borrowings:

  •
  Select's aggregate $527.4 million in series E tranche B term loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, if the Adjusted LIBO Rate does not exceed 1.00%, Select's interest rate on this indebtedness is effectively fixed at 6.00%.

  •
  Select's aggregate $620.3 million in series F tranche B term loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, if the Adjusted LIBO Rate does not exceed 1.00%, Select's interest rate on this indebtedness is effectively fixed at 6.00%.

  •
  The $642.2 million Concentra first lien term loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, if the Adjusted LIBO Rate does not exceed 1.00%, Concentra's interest rate on this indebtedness is effectively fixed at 4.00%

        However, the Select and Concentra revolving borrowings are not subject to an Adjusted LIBO Rate floor.

        The following table summarizes the impact of hypothetical increases in market interest rates as of December 31, 2016 on our consolidated interest expense over the subsequent twelve month period:

Increase in Market Interest Rate	Interest Rate Expense Increases Per Annum (in thousands)(1)
0.25%	$5,025.0
0.50%	$10,050.0
0.75%	$15,074.9
1.00%	$20,099.9

(1)
Based on the 3-month LIBOR rate of 1.00% as of December 31, 2016, an increase in interest rates would impact the interest rate paid on all of Select's and Concentra's variable rate debt, as indicated in the table above.

Item 8.    Financial Statements and Supplementary Data.

        See Consolidated Financial Statements and Notes thereto commencing at Page F-1.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2016 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.

Physiotherapy Acquisition

        On March 4, 2016, we consummated the acquisition of Physiotherapy. SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition, and at this time Select is omitting an assessment of Physiotherapy's internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

        Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of "Internal Control—Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission, or "COSO," as of December 31, 2016. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        The operations and related assets of Physiotherapy are excluded from management's assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. Physiotherapy's acquired assets (excluding its goodwill and intangible assets) represented less than 2% of our total assets and approximate revenues represented less than 6% of our total revenues of the related consolidated financial statements as of and for the year ended December 31, 2016.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting, excluding the recently completed Physiotherapy acquisition as of December 31, 2016. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework (2013)" issued by COSO. Based on this assessment, management concludes that, as of December 31, 2016, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company's internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings "Corporate Governance—Committees of the Board of Directors," "Election of Directors—Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for use in connection with the 2017 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the end of the Company's fiscal year ended December 31, 2016. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

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

  Equity Compensation Plan Information

        Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	520,720	$9.07	0	(1)
Select Medical Holdings Corporation 2011 Equity Incentive Plan	0	$0.00	0	(2)
Director Equity Incentive Plan	9,000	$10.00	0	(2)
Select Medical Holdings Corporation 2016 Equity Incentive Plan	0	$0.00	6,065,922
Equity compensation plans not approved by security holders	0	$0.00	0

(1)
In connection with the approval of the Select Medical Holdings Corporation 2011 Equity Incentive Plan, we no longer issue awards under the Select Medical Holdings Corporation 2005 Equity Incentive Plan.

(2)
In connection with the approval of the Select Medical Holdings Corporation 2016 Equity Incentive Plan, we no longer issue awards under the Select Medical Holdings 2011 Equity Incentive Plan and the Director Equity Incentive Plan.

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

Item 15.    Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

          1)    Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

          2)    Financial Statement Schedule: See Schedule II—Valuation and Qualifying Accounts appearing on page F-59 of this report.

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
2.3
Agreement and Plan of Merger, by and among Select Medical Corporation, Grip Merger Sub, Inc., Physiotherapy Associates Holdings, Inc. and KHR Physio, LLC, dated January 22, 2016, incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on January 25, 2016 (Reg. Nos. 001-34465 and 001-31441).
2.4
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
2.5
Stock Purchase Agreement, by and among Encore GC Acquisition, LLC, Select Medical Corporation, Select Medical New York, Inc., Select Medical Rehabilitation Services, Inc. and Metro Therapy, Inc., dated March 31, 2016, incorporated herein by reference to Exhibit 2.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2016 (Reg. Nos. 001-34465 and 001-31441).
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
3.3
Amended and Restated Bylaws of Select Medical Corporation, incorporated herein by reference to Exhibit 3.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on October 30, 2014 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
3.4	Amended and Restated Bylaws of Select Medical Holdings Corporation, as amended, incorporated herein by reference to Exhibit 3.4 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2016 (Reg. Nos. 001-34465 and 001-31441).
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

Number	Description
10.8	Employment Agreement, dated as of March 1, 2000, between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.14 of Select Medical Corporation's Registration Statement on Form S-1 filed October 27, 2000 (Reg. No. 333-48856).
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

Number	Description
10.20	Change of Control Agreement, dated as of March 1, 2000, between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.56 of Select Medical Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Reg. No. 000-32499).
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
10.30
Office Lease Agreement, dated November 1, 2012, by and between Select Medical Corporation and Old Gettysburg Associates II, LP, incorporated by reference to Exhibit 10.41 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.31	Naming, Promotional and Sponsorship Agreement, dated as of October 1, 1997, between NovaCare, Inc. and the Philadelphia Eagles Limited Partnership, assumed by Select Medical Corporation in a Consent and Assumption Agreement dated November 19, 1999 by and among NovaCare, Inc., Select Medical Corporation and the Philadelphia Eagles Limited Partnership, incorporated by reference to Exhibit 10.36 of Select Medical Corporation's Registration Statement on Form S-1 filed December 7, 2000 (Reg. No. 333-48856).
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

Number	Description
10.43	Restricted Stock Award Agreement, dated September 13, 2010, by and between Select Medical Holdings Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.44
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).
10.45
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.46
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).
10.47
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.48
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.49
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.50
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Scott A. Romberger, incorporated herein by reference to Exhibit 10.115 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.51
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).
10.52
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2011 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.107 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 2, 2012 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.53	Additional Credit Extension Amendment, dated as of August 13, 2012, among Select Medical Holdings Corporation, Select Medical Corporation, the subsidiaries of Select Medical Corporation named therein and the financial institutions party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.54
Amendment No. 1 to the Credit Agreement, dated as of August 8, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on August 14, 2012 (Reg. Nos. 001-34465 and 001-31441).
10.55
Amendment No. 2 to the Credit Agreement, dated as of November 6, 2012, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.85 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 26, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.56
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
10.57
Amendment No. 3 to the Credit Agreement, dated as of February 15, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 20, 2013 (Reg. Nos. 001-34465 and 001-31441).
10.58
Amendment No. 4 to the Credit Agreement, dated as of June 3, 2013, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on August 8, 2013 (Reg. No. 001-34465).
10.59
Amendment No. 5 to the Credit Agreement, dated as of March 4, 2014, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 1, 2014 (Reg. Nos. 001-34465 and 001-31441).
10.60
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

Number	Description
10.62	Office Lease Agreement, dated October 30, 2014, between Century Park Investments, L.P. and Select Medical Corporation, incorporated herein by reference to Exhibit 10.80 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2015 (Reg. Nos. 001-34465 and 001-31441).
10.63
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
10.64
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
10.65
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
10.66
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
10.67
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
10.68
Amendment No. 6 to the Credit Agreement, dated as of December 11, 2015, among Select Medical Holdings Corporation, Select Medical Corporation and JPMorgan Chase Bank, N.A., incorporated herein by reference to Exhibit 10.81 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 26, 2016 (Reg. Nos. 001-34465 and 001-31441).
10.69
First Amendment to Lease Agreement, dated February 24, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.81 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 26, 2016 (Reg. Nos. 001-34465 and 001-31441).
10.70
Additional Credit Extension Amendment, dated March 4, 2016, among Select Medical Holdings Corporation, Select Medical Corporation, the subsidiaries of Holdings and Select named therein, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and lender, and the additional lenders named therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.71	Second Amendment to the Lease Agreement, dated June 1, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 4, 2016 (Reg. Nos. 001-34465 and 001-31441).
10.72
Third Amendment to the Lease Agreement, dated September 19, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).
10.73
Amendment No. 1, dated September 26, 2016, among Concentra Inc., Concentra Holdings, Inc., JP Morgan Chase Bank, N.A, as the administrative agent, collateral agent and lender, and the additional lenders named therein, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 28, 2016 (Reg. Nos. 001-34465 and 001-31441).
10.74
Office Lease Agreement, dated October 28, 2016, between Select Medical Corporation and Old Gettysburg Associates V, L.P., incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).
10.75	First Amendment to the Lease Agreement, dated November 15, 2016, between Old Gettysburg Associates and Select Medical Corporation.
10.76
Select Medical Holdings Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 3, 2016 (Reg. No. 001-34465).
10.77	Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2016 Equity Incentive Plan.
12	Statement of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014 (ii) Consolidated Balance Sheets as of December 31, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Changes in Equity and Income for the years ended December 31, 2016, 2015 and 2014 and (v) Notes to Consolidated Financial Statements.

Item 16.    Form 10-K Summary.

        None.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELECT MEDICAL HOLDINGS CORPORATION SELECT MEDICAL CORPORATION
By:	/s/ MICHAEL E. TARVIN Michael E. Tarvin (Executive Vice President, General Counsel and Secretary)

Date: February 23, 2017

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 23, 2017.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Select Medical Holdings Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Holdings Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs in 2016.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Physiotherapy from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Physiotherapy from our audit of internal control over financial reporting. Physiotherapy is a wholly-owned subsidiary whose total assets and total revenues represents less than 2% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania
February 23, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder
of Select Medical Corporation

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Select Medical Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies debt issuance costs in 2016.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Physiotherapy from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination during 2016. We have also excluded Physiotherapy from our audit of internal control over financial reporting. Physiotherapy is a wholly-owned subsidiary whose total assets and total revenues represents less than 2% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Harrisburg, Pennsylvania
February 23, 2017

PART I FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2015	December 31, 2016	December 31, 2015	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$14,435	$99,029	$14,435	$99,029
Accounts receivable, net of allowance for doubtful accounts of $61,133 and $63,787 at 2015 and 2016, respectively	603,558	573,752	603,558	573,752
Current deferred tax asset	28,688	45,165	28,688	45,165
Prepaid income taxes	16,694	12,423	16,694	12,423
Other current assets	85,779	77,699	85,779	77,699

Total Current Assets	749,154	808,068	749,154	808,068
Property and equipment, net	864,124	892,217	864,124	892,217
Goodwill	2,314,624	2,751,000	2,314,624	2,751,000
Identifiable intangibles, net	318,675	340,562	318,675	340,562
Other assets	142,101	152,548	142,101	152,548

Total Assets	$4,388,678	$4,944,395	$4,388,678	$4,944,395

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$28,615	$39,362	$28,615	$39,362
Current portion of long-term debt and notes payable	225,166	13,656	225,166	13,656
Accounts payable	137,409	126,558	137,409	126,558
Accrued payroll	120,989	146,397	120,989	146,397
Accrued vacation	73,977	83,261	73,977	83,261
Accrued interest	9,401	22,325	9,401	22,325
Accrued other	133,728	140,076	133,728	140,076

Total Current Liabilities	729,285	571,635	729,285	571,635
Long-term debt, net of current portion	2,160,730	2,685,333	2,160,730	2,685,333
Non-current deferred tax liability	218,705	222,847	218,705	222,847
Other non-current liabilities	133,220	136,520	133,220	136,520

Total Liabilities	3,241,940	3,616,335	3,241,940	3,616,335
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	238,221	422,159	238,221	422,159
Stockholders' Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 131,282,798 and 132,596,758 shares issued and outstanding at 2015 and 2016, respectively	131	132	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	424,506	443,908	904,375	925,111
Retained earnings (accumulated deficit)	434,616	371,685	(45,122)	(109,386)

Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders' Equity	859,253	815,725	859,253	815,725
Non-controlling interest	49,264	90,176	49,264	90,176

Total Equity	908,517	905,901	908,517	905,901

Total Liabilities and Equity	$4,388,678	$4,944,395	$4,388,678	$4,944,395

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2014	2015	2016
Net operating revenues	$3,065,017	$3,742,736	$4,286,021

Costs and expenses:
Cost of services	2,582,340	3,211,541	3,664,843
General and administrative	85,247	92,052	106,927
Bad debt expense	44,600	59,372	69,093
Depreciation and amortization	68,354	104,981	145,311

Total costs and expenses	2,780,541	3,467,946	3,986,174

Income from operations	284,476	274,790	299,847
Other income and expense:
Loss on early retirement of debt	(2,277)	—	(11,626)
Equity in earnings of unconsolidated subsidiaries	7,044	16,811	19,943
Non-operating gain	—	29,647	42,651
Interest expense	(85,446)	(112,816)	(170,081)

Income before income taxes	203,797	208,432	180,734
Income tax expense	75,622	72,436	55,464

Net income	128,175	135,996	125,270
Less: Net income attributable to non-controlling interests	7,548	5,260	9,859

Net income attributable to Select Medical Holdings Corporation	$120,627	$130,736	$115,411

Basic	$0.91	$1.00	$0.88
Diluted	$0.91	$0.99	$0.87
Dividends paid per share	$0.40	$0.10	$0.00
Weighted average shares outstanding:
Basic	129,026	127,478	127,813
Diluted	129,465	127,752	127,968

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statements of Operations and Comprehensive Income

(in thousands)

	For the Year Ended December 31,
	2014	2015	2016
Net operating revenues	$3,065,017	$3,742,736	$4,286,021

Costs and expenses:
Cost of services	2,582,340	3,211,541	3,664,843
General and administrative	85,247	92,052	106,927
Bad debt expense	44,600	59,372	69,093
Depreciation and amortization	68,354	104,981	145,311

Total costs and expenses	2,780,541	3,467,946	3,986,174

Income from operations	284,476	274,790	299,847
Other income and expense:
Loss on early retirement of debt	(2,277)	—	(11,626)
Equity in earnings of unconsolidated subsidiaries	7,044	16,811	19,943
Non-operating gain	—	29,647	42,651
Interest expense	(85,446)	(112,816)	(170,081)

Income before income taxes	203,797	208,432	180,734
Income tax expense	75,622	72,436	55,464

Net income	128,175	135,996	125,270
Less: Net income attributable to non-controlling interests	7,548	5,260	9,859

Net income attributable to Select Medical Corporation	$120,627	$130,736	$115,411

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statement of Changes in Equity and Income

(in thousands)

		Select Medical Holdings Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$11,584	140,261	$140	$474,729	$311,365	$786,234	$32,408	$818,642
Net income attributable to Select Medical Holdings Corporation					120,627	120,627		120,627
Net income attributable to non-controlling interests	1,410					—	6,138	6,138
Dividends paid to common stockholders					(53,366)	(53,366)		(53,366)
Issuance and vesting of restricted stock		1,586	2	12,078		12,080		12,080
Tax benefit from stock based awards				3,119		3,119		3,119
Repurchase of common shares		(11,589)	(12)	(76,851)	(53,871)	(130,734)		(130,734)
Stock option expense				698		698		698
Exercise of stock options		975	1	7,354		7,355		7,355
Issuance of non-controlling interests						—	1,693	1,693
Purchase of non-controlling interests				(7,421)		(7,421)	(1,360)	(8,781)
Distributions to non-controlling interests	(1,086)					—	(2,893)	(2,893)
Redemption adjustment on non-controlling interest	(923)				923	923		923
Other						—	(261)	(261)

Balance at December 31, 2014	$10,985	131,233	$131	$413,706	$325,678	$739,515	$35,725	$775,240
Net income attributable to Select Medical Holdings Corporation					130,736	130,736		130,736
Net income (loss) attributable to non-controlling interests	(2,190)					—	7,450	7,450
Dividends paid to common stockholders					(13,129)	(13,129)		(13,129)
Issuance and vesting of restricted stock		1,385	0	13,916		13,916		13,916
Tax benefit from stock based awards				1,846		1,846		1,846
Repurchase of common shares		(1,518)	0	(8,168)	(7,659)	(15,827)		(15,827)
Stock option expense				53		53		53
Exercise of stock options		183	0	1,649		1,649		1,649
Issuance of non-controlling interests	218,005			1,689		1,689	12,880	14,569
Acquired non-controlling interests	14,196					—	2,888	2,888
Purchase of non-controlling interests	(876)			(194)		(194)	(25)	(219)
Distributions to non-controlling interests	(2,909)					—	(9,732)	(9,732)
Redemption adjustment on non-controlling interest	1,010				(1,010)	(1,010)		(1,010)
Other				9		9	78	87

Balance at December 31, 2015	$238,221	131,283	$131	$424,506	$434,616	$859,253	$49,264	$908,517
Net income attributable to Select Medical Holdings Corporation					115,411	115,411		115,411
Net income (loss) attributable to non-controlling interests	12,479					—	(2,620)	(2,620)
Issuance and vesting of restricted stock		1,344	1	16,639		16,640		16,640
Repurchase of common shares		(232)	0	(1,333)	(1,596)	(2,929)		(2,929)
Stock option expense				4		4		4
Exercise of stock options		202	0	1,672		1,672		1,672
Issuance of non-controlling interests				2,377		2,377	47,801	50,178
Acquired non-controlling interests						—	2,514	2,514
Purchase of non-controlling interests	(2,753)			75	579	654		654
Distributions to non-controlling interests	(3,231)					—	(7,324)	(7,324)
Redemption adjustment on non-controlling interest	177,216				(177,216)	(177,216)		(177,216)
Other	227			(32)	(109)	(141)	541	400

Balance at December 31, 2016	$422,159	132,597	$132	$443,908	$371,685	$815,725	$90,176	$905,901

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statement of Changes in Equity and Income

(in thousands)

		Select Medical Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders' Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2013	$11,584	0	$0	$869,576	$(83,342)	$786,234	$32,408	$818,642
Net income attributable to Select Medical Corporation					120,627	120,627		120,627
Net income attributable to non-controlling interests	1,410					—	6,138	6,138
Additional investment by Holdings				7,355		7,355		7,355
Dividends declared and paid to Holdings					(184,100)	(184,100)		(184,100)
Contribution related to restricted stock awards and stock option issuances by Holdings				12,778		12,778		12,778
Tax benefit from stock based awards				3,119		3,119		3,119
Issuance of non-controlling interests						—	1,693	1,693
Purchase of non-controlling interests				(7,421)		(7,421)	(1,360)	(8,781)
Distributions to non-controlling interests	(1,086)					—	(2,893)	(2,893)
Redemption adjustment on non-controlling interest	(923)				923	923		923
Other						—	(261)	(261)

Balance at December 31, 2014	$10,985	0	$0	$885,407	$(145,892)	$739,515	$35,725	$775,240
Net income attributable to Select Medical Corporation					130,736	130,736		130,736
Net income (loss) attributable to non-controlling interests	(2,190)					—	7,450	7,450
Additional investment by Holdings				1,649		1,649		1,649
Dividends declared and paid to Holdings					(28,956)	(28,956)		(28,956)
Contribution related to restricted stock awards and stock option issuances by Holdings				13,969		13,969		13,969
Tax benefit from stock based awards				1,846		1,846		1,846
Issuance of non-controlling interests	218,005			1,689		1,689	12,880	14,569
Acquired non-controlling interests	14,196					—	2,888	2,888
Purchase of non-controlling interests	(876)			(194)		(194)	(25)	(219)
Distributions to non-controlling interests	(2,909)					—	(9,732)	(9,732)
Redemption adjustment on non-controlling interest	1,010				(1,010)	(1,010)		(1,010)
Other				9		9	78	87

Balance at December 31, 2015	$238,221	0	$0	$904,375	$(45,122)	$859,253	$49,264	$908,517
Net income attributable to Select Medical Corporation					115,411	115,411		115,411
Net income (loss) attributable to non-controlling interests	12,479					—	(2,620)	(2,620)
Additional investment by Holdings				1,672		1,672		1,672
Dividends declared and paid to Holdings					(2,929)	(2,929)		(2,929)
Contribution related to restricted stock awards and stock option issuances by Holdings				16,644		16,644		16,644
Issuance of non-controlling interests				2,377		2,377	47,801	50,178
Acquired non-controlling interests						—	2,514	2,514
Purchase of non-controlling interests	(2,753)			75	579	654		654
Distributions to non-controlling interests	(3,231)					—	(7,324)	(7,324)
Redemption adjustment on non-controlling interest	177,216				(177,216)	(177,216)		(177,216)
Other	227			(32)	(109)	(141)	541	400

Balance at December 31, 2016	$422,159	0	$0	$925,111	$(109,386)	$815,725	$90,176	$905,901

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2014	2015	2016
Operating activities
Net income	$128,175	$135,996	$125,270
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	11,954	13,969	20,476
Depreciation and amortization	68,354	104,981	145,311
Provision for bad debts	44,600	59,372	69,093
Equity in earnings of unconsolidated subsidiaries	(7,044)	(16,811)	(19,943)
Loss on early retirement of debt	2,277	—	11,626
Gain on sale of assets and businesses	(1,048)	(1,098)	(46,488)
Gain on sale of equity investment	—	(29,647)	(2,779)
Impairment of equity investment	—	—	5,339
Stock compensation expense	11,186	14,985	17,413
Amortization of debt discount, premium and issuance costs	7,553	9,543	15,656
Deferred income taxes	14,311	(2,058)	(12,591)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(97,802)	(92,572)	(39,320)
Other current assets	(1,729)	(2,503)	17,450
Other assets	(103)	4,713	9,290
Accounts payable	5,997	2,345	(15,492)
Accrued expenses	(16,039)	7,200	46,292

Net cash provided by operating activities	170,642	208,415	346,603

Investing activities
Acquisition of businesses, net of cash acquired	(1,211)	(1,061,628)	(472,206)
Purchases of property and equipment	(95,246)	(182,642)	(161,633)
Investment in businesses	(4,634)	(2,347)	(4,723)
Proceeds from sale of equity investment	—	33,096	3,779
Proceeds from sale of assets and businesses	—	1,767	80,463

Net cash used in investing activities	(101,091)	(1,211,754)	(554,320)

Financing activities
Borrowings on revolving facilities	910,000	1,135,000	575,000
Payments on revolving facilities	(870,000)	(895,000)	(655,000)
Net proceeds from term loans (financing costs)	(2,139)	623,575	795,344
Payments on term loans	(33,994)	(29,134)	(438,034)
Net proceeds from 6.375% senior notes issuance	109,355	—	—
Borrowings of other debt	9,076	13,374	27,721
Principal payments on other debt	(14,673)	(18,136)	(21,401)
Proceeds from bank overdrafts	9,240	6,869	10,746
Dividends paid to common stockholders	(53,366)	(13,129)	—
Repurchase of common stock	(130,734)	(15,827)	(2,929)
Proceeds from exercise of stock options	7,355	1,649	1,672
Tax benefit from stock based awards	3,119	1,846	—
Proceeds from issuance of non-controlling interests	185	217,065	11,846
Purchase of non-controlling interests	(9,961)	(1,095)	(2,099)
Distributions to non-controlling interests	(3,979)	(12,637)	(10,555)

Net cash provided by (used in) financing activities	(70,516)	1,014,420	292,311

Net increase (decrease) in cash and cash equivalents	(965)	11,081	84,594
Cash and cash equivalents at beginning of period	4,319	3,354	14,435

Cash and cash equivalents at end of period	$3,354	$14,435	$99,029

Supplemental Information
Cash paid for interest	$78,812	$103,166	$142,640
Cash paid for taxes	$77,771	$79,420	$70,756
Liabilities for purchases of property and equipment	$14,230	$36,744	$32,861

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation

Consolidated Statements of Cash Flows

(in thousands)

	For the Year Ended December 31,
	2014	2015	2016
Operating activities
Net income	$128,175	$135,996	$125,270
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	11,954	13,969	20,476
Depreciation and amortization	68,354	104,981	145,311
Provision for bad debts	44,600	59,372	69,093
Equity in earnings of unconsolidated subsidiaries	(7,044)	(16,811)	(19,943)
Loss on early retirement of debt	2,277	—	11,626
Gain on sale of assets and businesses	(1,048)	(1,098)	(46,488)
Gain on sale of equity investment	—	(29,647)	(2,779)
Impairment of equity investment	—	—	5,339
Stock compensation expense	11,186	14,985	17,413
Amortization of debt discount, premium and issuance costs	7,553	9,543	15,656
Deferred income taxes	14,311	(2,058)	(12,591)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(97,802)	(92,572)	(39,320)
Other current assets	(1,729)	(2,503)	17,450
Other assets	(103)	4,713	9,290
Accounts payable	5,997	2,345	(15,492)
Accrued expenses	(16,039)	7,200	46,292

Net cash provided by operating activities	170,642	208,415	346,603

Investing activities
Acquisition of businesses, net of cash acquired	(1,211)	(1,061,628)	(472,206)
Purchases of property and equipment	(95,246)	(182,642)	(161,633)
Investment in businesses	(4,634)	(2,347)	(4,723)
Proceeds from sale of equity investment	—	33,096	3,779
Proceeds from sale of assets and businesses	—	1,767	80,463

Net cash used in investing activities	(101,091)	(1,211,754)	(554,320)

Financing activities
Borrowings on revolving facilities	910,000	1,135,000	575,000
Payments on revolving facilities	(870,000)	(895,000)	(655,000)
Net proceeds from term loans (financing costs)	(2,139)	623,575	795,344
Payments on term loans	(33,994)	(29,134)	(438,034)
Net proceeds from 6.375% senior notes issuance	109,355	—	—
Borrowings of other debt	9,076	13,374	27,721
Principal payments on other debt	(14,673)	(18,136)	(21,401)
Proceeds from bank overdrafts	9,240	6,869	10,746
Dividends paid to Holdings	(184,100)	(28,956)	(2,929)
Equity investment by Holdings	7,355	1,649	1,672
Tax benefit from stock based awards	3,119	1,846	—
Proceeds from issuance of non-controlling interests	185	217,065	11,846
Purchase of non-controlling interests	(9,961)	(1,095)	(2,099)
Distributions to non-controlling interests	(3,979)	(12,637)	(10,555)

Net cash provided by (used in) financing activities	(70,516)	1,014,420	292,311

Net increase (decrease) in cash and cash equivalents	(965)	11,081	84,594
Cash and cash equivalents at beginning of period	4,319	3,354	14,435

Cash and cash equivalents at end of period	$3,354	$14,435	$99,029

Supplemental Information
Cash paid for interest	$78,812	$103,166	$142,640
Cash paid for taxes	$77,771	$79,420	$70,756
Liabilities for purchases of property and equipment	$14,230	$36,744	$32,861

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

        The Company is managed through three business segments: specialty hospitals, outpatient rehabilitation, and Concentra. Through the specialty hospitals segment, the Company provides post-acute inpatient care through its long term acute care hospitals and inpatient acute rehabilitative hospitals. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. The Company operated 123 specialty hospitals at December 31, 2016. The Company's outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. At December 31, 2016, the Company operated 1,611 outpatient clinics. The Company's Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs community-based outpatient clinics ("CBOCs") that deliver occupational medicine, physical therapy, veteran's healthcare, and consumer health services. At December 31, 2016, the Company operated 300 medical centers, 107 medical facilities located at the workplaces of Concentra's employer customers, and 32 Department of Veterans Affairs CBOCs. At December 31, 2016, the Company had operations in 46 states and the District of Columbia.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company, its majority owned subsidiaries, limited liability companies, and limited partnerships the Company and its subsidiaries control through ownership of general and limited partnership or membership interests. All intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingent assets and liabilities, at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: accounts receivable and allowance for doubtful accounts, depreciable lives of assets, intangible assets and liabilities, insurance, and income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company's accounting estimates require the exercise of judgment. The accounting estimates used in the

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company's operating environment changes. The Company's management evaluates and updates assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

Accounts Receivable and Allowance for Doubtful Accounts

        The Company reports accounts receivable at estimated net realizable values. Substantially all of the Company's accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers' compensation and employer programs. Collection of these accounts receivable is the Company's primary source of cash and is critical to its operating performance. The Company's primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments, and amounts owed by the patient. Deductibles, co-payments, and self-insured amounts owed by the patient are an immaterial portion of the Company's net accounts receivable balance and accounted for approximately 1.2% of the net accounts receivable balance before doubtful accounts at both December 31, 2015 and 2016. The Company's general policy is to verify insurance coverage prior to the date of admission for a patient admitted to the Company's hospitals, or in the case of the Company's outpatient rehabilitation clinics and Concentra medical centers, the Company verifies insurance coverage prior to their first visit. The Company's estimate for the allowance for doubtful accounts is calculated by applying a reserve allowance based upon the age of an account balance. This method is monitored based on historical cash collections experience and write-off experience. Collections are impacted by the effectiveness of the Company's collection efforts with non-governmental payors and regulatory or administrative disruptions with the fiscal intermediaries that pay the Company's governmental receivables. Uncollected accounts are written off the balance sheet when they are turned over to an outside collection agency, or when management determines that the balance is uncollectible, whichever occurs first.

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

Land improvements	2 - 25 years
Leasehold improvements	5 - 15 years
Buildings	40 years
Building improvements	5 - 25 years
Furniture and equipment	3 - 20 years

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

        To determine the fair value of its reporting units, the Company applies both a discounted cash flow ("DCF") income and market approach. Included in the DCF income approach, specific for each reporting unit, are assumptions regarding revenue growth rate, future Adjusted EBITDA margin estimates, future general and administrative expense rates, and the industry's weighted average cost of capital and industry specific market comparable Adjusted EBITDA multiples. The Company also must estimate residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires the Company to use its knowledge of its industry, its recent transactions, and reasonable performance expectations for its operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in the Company's estimated fair value could result in an impairment charge to the goodwill associated with any one of the reporting units.

        Impairment tests are required to be conducted at least annually or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to: a significant adverse change in the business environment, regulatory environment or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge. For purposes of goodwill impairment assessment, the Company has defined its reporting units as specialty hospitals, outpatient rehabilitation, and Concentra. Goodwill is assigned to reporting units based upon the specific nature of the business acquired. When a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. The Company's most recent impairment assessment was completed during the fourth quarter of 2016 utilizing financial

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

information as of October 1, 2016 and indicated that there was no impairment with respect to goodwill or other identifiable intangible assets.

        Identifiable assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective fair values. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed. The Company allocates the purchase price to identifiable intangible assets. At December 31, 2016, identifiable intangible assets and liabilities consist of the values assigned to trademarks, certificates of need, accreditations, customer relationships, non-compete agreements, and leasehold interests. Management believes that the estimated useful lives established are reasonable based on the economic factors applicable to each of the identifiable intangible assets and liabilities.

        The approximate useful life of each class of intangible assets and liabilities is as follows:

Trademarks	Indefinite
Certificates of need	Indefinite
Accreditations	Indefinite
Customer relationships	8 - 16 years
Leasehold interests	1 - 9 years
Non-compete agreements	1 - 15 years

        The Company reviews the realizability of identifiable intangible assets whenever events or circumstances occur which indicate recorded amounts may not be recoverable.

        If the expected future cash flows (undiscounted) are less than the carrying amount of such assets, the Company recognizes an impairment loss to the extent the carrying amount of the assets exceeds their estimated fair value.

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

Debt Issuance Costs

        Debt issuance costs related to notes and loans are recognized as a direct deduction from the carrying value of the debt liability on the consolidated balance sheets. Debt issuance costs related to line-of-credit arrangements are presented as part of other assets on the consolidated balance sheets. Debt issuance costs

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

are subsequently amortized and recognized as interest expense using the effective interest method over the term of the related indebtedness. Whenever indebtedness is modified from its original terms or exchanged, an evaluation is made whether an accounting modification or accounting extinguishment has occurred.

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

Insurance Risk Programs

        Under a number of the Company's insurance programs, which include the Company's employee health insurance, workers' compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses for which it will be ultimately responsible under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information.

Non-Controlling Interests

        The ownership interests held by other parties in subsidiaries, limited liability companies and limited partnerships controlled by the Company are classified as non-controlling interests.

        Some of our non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties ownership interest. These interests are classified and reported as redeemable non-controlling interests and they have been

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

adjusted to their approximate redemption values. As of December 31, 2015 and 2016, the Company believes the redemption amounts of these ownership interests approximate the fair value of those interests.

        Net income (loss) of entities controlled by the Company that are less than wholly owned require attribution of net income (loss) amounts to each non-controlling ownership interest and to the Company in the consolidated statements of operations and comprehensive income.

        The following table summarizes the net income (loss) attributable to non-controlling interests and redeemable non-controlling interests. The results of Holdings are identical to those of Select.

	For the Years Ended December 31,
	2014	2015	2016
	(in thousands)
Attributable to non-controlling interests	$6,138	$7,450	$(2,620)
Attributable to redeemable non-controlling interests	1,410	(2,190)	12,479

Net income attributable to non-controlling interests	$7,548	$5,260	$9,859

Revenue Recognition

        Net operating revenues consists primarily of patient service revenues and revenues generated from services provided to healthcare institutions under contractual arrangements and are recognized as services are rendered.

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

        A significant portion of the Company's net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 45%, 37% and 30% of the Company's net operating revenues for the years ended December 31, 2014, 2015 and 2016, respectively. Approximately 24% and 18% of the Company's accounts receivable (after allowances for contractual adjustments but before doubtful accounts) are from Medicare at December 31, 2015 and 2016, respectively. As a provider of services to the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company's specialty hospitals or outpatient rehabilitation clinics to comply with regulations can result in significant changes in that specialty hospital's or outpatient rehabilitation clinic's net operating revenues generated from the Medicare program.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

        In October 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

        In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard will be effective for fiscal years beginning after December 15, 2017. The Company does not anticipate changes to current accounting policies or the need to retrospectively adjust previously presented consolidated financial statements as a result of the adoption of the guidance in the new standard.

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

        Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight-line basis over the respective lease term in the consolidated statements of operations and comprehensive income.

        In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes the presentation of deferred income taxes. The intent is to simplify the presentation of deferred income taxes through the requirement that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The revised guidance is effective for annual fiscal periods beginning after December 15, 2016. Early adoption is permitted. The Company will adopt the guidance in this ASU in the first quarter of 2017. Upon adoption, deferred tax assets and liabilities will no longer be classified as current and will instead be classified as noncurrent on the consolidated balance

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Organization and Significant Accounting Policies (Continued)

sheets. The Company will still be required to offset deferred tax assets and liabilities for each taxpaying entity within a tax jurisdiction.

        In May 2014, March 2016, April 2016, and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively "the standards"), respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a retrospective or cumulative effect transition method. The Company will adopt the guidance beginning January 1, 2018, using a retrospective transition method.

        The Company anticipates the most significant change will be how the estimate for the allowance for doubtful accounts will be recognized under the new standards. Under the current standards, the Company's estimate for amounts not expected to be collected based on our historical experience have been recorded to bad debt expense. Under the new standards, the Company's estimate for amounts not expected to be collected based on historical experience will be recognized as a reduction to revenue. Subsequent changes in estimates of collectability due to a change in the financial status of a payor, for example a bankruptcy, will continue to be recognized as bad debt expense. Amounts previously written off to the allowance for bad debts as a result of our inability to collect payment will be recognized as a reduction to revenue under the new standard.

Recently Adopted Accounting Pronouncements

        In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation, which simplifies various aspects of accounting for share-based payments. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statements of cash flows. During the fourth quarter of 2016, the Company adopted and applied the standard on a prospective basis beginning January 1, 2016. The Company has elected to recognize the effect of forfeitures in compensation cost when they occur. There was no retrospective impact to the consolidated financial statements, including the consolidated statements of cash flows, as a result of the adoption of this standard.

        In April and August 2015, the FASB issued ASU 2015-03 and ASU 2015-15, each titled Interest—Imputation of Interest, to simplify the presentation of debt issuance costs. The standard requires debt issuance costs be presented in the balance sheet as a direct deduction from the carrying value of the debt liability. The FASB also confirmed that debt issuance costs related to line-of-credit arrangements will continue to be recognized as an asset and amortized over the term of the arrangement. The Company adopted the standard at the beginning of the first quarter of 2016. The balance sheet as of December 31, 2015 was retrospectively conformed to reflect the adoption of the standard and approximately $38.0 million of unamortized debt issuance costs were reclassified to be a direct reduction of debt, rather than a component of other assets.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions

Physiotherapy Acquisition

        On March 4, 2016, Select acquired 100% of the issued and outstanding equity securities of Physiotherapy Associates Holdings, Inc. ("Physiotherapy") for $406.3 million, net of $12.3 million of cash acquired. Select financed the acquisition using a combination of cash on hand and proceeds from an incremental term loan facility under the Select credit facilities, as defined below (refer to Note 8). For the year ended December 31, 2016, $3.2 million of Physiotherapy acquisition costs were recognized in general and administrative expense.

        Physiotherapy is a national provider of outpatient physical rehabilitation care offering a wide range of services, including general orthopedics, spinal care and neurological rehabilitation, as well as orthotics and prosthetics services.

        For the Physiotherapy acquisition, the Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value in accordance with the provisions of Accounting Standards Codification ("ASC") 805, Business Combinations. During the year ended December 31, 2016, the Company finalized the accounting for identifiable intangible assets and liabilities, fixed assets, non-controlling interests, and certain pre-acquisition contingencies. The Company is in the process of completing the accounting for certain deferred tax matters, which is expected to be completed during the first quarter of 2017.

        The following table reconciles the allocation of the consideration given for identifiable net assets and goodwill acquired to the net cash paid for the acquired business (in thousands):

Cash and cash equivalents	$12,340
Identifiable tangible assets, excluding cash and cash equivalents	87,832
Identifiable intangible assets	32,484
Goodwill	343,019

Total assets	475,675
Total liabilities	54,517
Acquired non-controlling interests	2,514

Net assets acquired	418,644
Less: Cash and cash equivalents acquired	(12,340)

Net cash paid	$406,304

        The fair value assigned to identifiable intangible assets was determined through the use of the income and cost approaches. Both valuation methods rely on management judgment including expected future cash flows, employee attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. Useful lives for identifiable intangible assets were determined based upon the remaining useful economic lives of the identifiable intangible assets that are expected to contribute directly or indirectly to future cash flows. The valuations of tangible assets were derived using a combination of the market and cost approaches. Significant judgments used in valuing

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

tangible assets include estimated reproduction or replacement cost, useful lives of assets, and estimated selling prices.

	Amount	Weighted Average Amortization Period
	(in thousands)	(in years)
Non-compete agreements	$24,234	14.8
Leasehold interests	4,160	3.5
Trademarks	4,090	Indefinite

Total identifiable intangible assets	$32,484

        Intangible liabilities acquired included unfavorable leasehold interests of $1.9 million with a weighted average amortization period of 3.9 years. The non-compete agreements are being amortized on a straight-line basis over their expected useful lives. Leasehold interests are being amortized over their remaining lease terms at time of acquisition.

        Goodwill of $343.0 million has been recognized in the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Physiotherapy's future earnings potential and its assembled workforce. Goodwill has been assigned to the outpatient rehabilitation reporting unit and is not deductible for tax purposes. However, prior to its acquisition by the Company, Physiotherapy completed certain acquisitions that resulted in tax deductible goodwill with an estimated value of $8.8 million, which the Company will deduct through 2030.

        Due to the integration of Physiotherapy into our outpatient rehabilitation operations, it is not practicable to separately identify net revenue and earnings of Physiotherapy on a stand-alone basis.

Concentra Acquisition

        On June 1, 2015, MJ Acquisition Corporation, a joint venture that Select created with Welsh, Carson, Anderson & Stowe XII, L.P., consummated the acquisition of Concentra, the indirect operating subsidiary of Concentra Group Holdings, LLC, and its subsidiaries. Pursuant to the terms of the stock purchase agreement, dated as of March 22, 2015, by and among MJ Acquisition Corporation, Concentra and Humana Inc., MJ Acquisition Corporation acquired 100% of the issued and outstanding equity securities of Concentra from Humana, Inc. for $1,047.2 million, net of $3.8 million of cash acquired.

        During the year ended December 31, 2015, the Company finalized the accounting for identifiable intangible assets and liabilities, fixed assets, non-controlling interests, and certain pre-acquisition contingencies. During the quarter ended June 30, 2016, the Company completed the accounting for certain deferred tax matters.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

        The following table reconciles the allocation of the consideration given for identifiable net assets and goodwill acquired to the net cash paid for the acquired business (in thousands):

Cash and cash equivalents	$3,772
Identifiable tangible assets, excluding cash and cash equivalents	406,926
Identifiable intangible assets	254,990
Goodwill	651,152

Total assets	1,316,840
Total liabilities	248,797
Acquired non-controlling interests	17,084

Net assets acquired	1,050,959
Less: Cash and cash equivalents acquired	(3,772)

Net cash paid	$1,047,187

        Goodwill of $651.2 million was recognized in the business combination, representing the excess of the consideration given over the fair value of the identifiable net assets acquired. The value of goodwill is derived from Concentra's future earnings potential and its assembled workforce. The goodwill is assigned to the Concentra reporting unit and is not deductible for tax purposes. However, prior to its acquisition by MJ Acquisition Corporation, Concentra completed certain acquisitions that resulted in tax deductible goodwill with an estimated value of $23.9 million, which the Company will deduct through 2025.

        For the year ended December 31, 2016, Concentra had net revenue of $1.0 billion and net income of approximately $14.9 million which are reflected in the Company's consolidated statements of operations and comprehensive income.

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

	For the Years Ended December 31,
	2015	2016
	(in thousands, except per share amounts)
Net revenue	$4,477,088	$4,339,551
Net income	119,763	113,590
Income per common share:
Basic	$0.91	$0.86
Diluted	$0.91	$0.86

        The pro forma financial information is based on the allocation of the purchase price of both the Concentra and Physiotherapy acquisitions. The net income tax impact was calculated at a statutory rate, as

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Acquisitions (Continued)

if Concentra and Physiotherapy had been subsidiaries of the Company as of January 1, 2014 and 2015, respectively.

        Pro forma results were adjusted to recognize Concentra acquisition costs in the year ended December 31, 2014 and Physiotherapy acquisition costs in the year ended December 31, 2015. Therefore, pro forma results for the year ended December 31, 2015 were adjusted to include $3.2 million of Physiotherapy acquisition costs and exclude $4.7 million of Concentra acquisition costs. Pro forma results for the year ended December 31, 2016 were adjusted to exclude approximately $3.2 million of Physiotherapy acquisition costs.

Other Acquisitions

        The Company completed acquisitions consisting principally of specialty hospital and outpatient rehabilitation businesses during the year ended December 31, 2014. Consideration given for these acquisitions consisted of $1.2 million of cash, net of cash received, and the issuance of $1.7 million of non-controlling interests. The assets received in these acquisitions consisted principally of accounts receivable, property and equipment, and goodwill of $1.9 million, of which $0.9 million and $1.0 million was recognized in our specialty hospitals and outpatient rehabilitation reporting units, respectively.

        In addition to the acquisition of Concentra, the Company completed acquisitions consisting principally of specialty hospital and other Concentra businesses during the year ended December 31, 2015. Consideration given for these acquisitions consisted of $14.4 million of cash, net of cash received, and the issuance of $14.7 million of non-controlling interests. The assets received in these acquisitions consisted principally of accounts receivable, property and equipment, and goodwill, of which $21.9 million and $4.2 million was recognized in our specialty hospitals and Concentra reporting units, respectively.

        In addition to the acquisition of Physiotherapy, the Company completed acquisitions consisting of specialty hospital, outpatient rehabilitation, and Concentra businesses during the year ended December 31, 2016. Consideration given for these acquisitions consisted of $65.6 million of cash, net of cash received, the issuance of $38.3 million of non-controlling interests, and $17.7 million of business net assets. The Company's acquisition of certain hospitals resulted in a non-operating gain totaling $9.5 million due, in part, to a bargain purchase because the fair values of the identifiable assets acquired exceeded the fair value of the consideration given in an exchange transaction. The assets received in these acquisitions consisted principally of cash, real property, and goodwill, of which $96.8 million, $2.3 million, and $4.6 million of goodwill was recognized in our specialty hospitals, outpatient rehabilitation, and Concentra reporting units, respectively.

3. Sale of Businesses

        The Company recognized non-operating gains of $35.6 million resulting from the sale of businesses during the year ended December 31, 2016. The non-operating gains were the result of the sale of the Company's contract therapy businesses for $65.0 million, resulting in a non-operating gain of $33.9 million, and the sale of nine outpatient rehabilitation clinics to an entity the Company holds as an equity method investment, resulting in a non-operating gain of $1.7 million.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

        The Company's property and equipment consists of the following:

	December 31,
	2015	2016
	(in thousands)
Land	$76,118	$76,987
Leasehold improvements	295,647	309,504
Buildings	411,376	421,017
Furniture and equipment	382,838	432,944
Construction-in-progress	146,868	164,516

Total property and equipment	1,312,847	1,404,968
Accumulated depreciation	(448,723)	(512,751)

Property and equipment, net	$864,124	$892,217

        Depreciation expense was $67.9 million, $96.1 million, and $129.0 million for the years ended December 31, 2014, 2015 and 2016, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets and Liabilities

        The Company's goodwill and identifiable intangible assets and liabilities consist of the following:

	December 31,
	2015			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Goodwill	$2,314,624	$—	$2,314,624	$2,751,000	$—	$2,751,000
Identifiable intangibles—Indefinite lived assets:
Trademarks	162,609	—	162,609	166,698	—	166,698
Certificates of need	13,022	—	13,022	17,026	—	17,026
Accreditations	2,045	—	2,045	2,235	—	2,235
Identifiable intangibles—Finite lived assets:
Customer relationships	141,265	(8,514)	132,751	142,198	(23,185)	119,013
Favorable leasehold interests	8,825	(577)	8,248	13,089	(2,317)	10,772
Non-compete agreements	—	—	—	26,655	(1,837)	24,818

Total identifiable intangible assets	$327,766	$(9,091)	$318,675	$367,901	$(27,339)	$340,562

Identifiable intangibles—Finite lived liabilities:
Unfavorable leasehold interests	$3,257	$(292)	$2,965	$5,139	$(1,410)	$3,729

        The Company's customer relationships and non-compete agreements amortize over their estimated useful lives. Amortization expense was $0.5 million, $8.9 million, and $16.3 million for the years ended December 31, 2014, 2015, and 2016, respectively. Estimated amortization expense of the Company's customer relationships and non-compete agreements for each of the five succeeding years is $16.4 million annually.

        The Company's favorable leasehold assets and unfavorable leasehold liabilities are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date. The Company's unfavorable leasehold interests are presented as part of accrued other and other non-current liabilities on the consolidated balance sheets.

        The Company's accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2016, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 2.9 years, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Intangible Assets and Liabilities (Continued)

        The changes in goodwill for the years ended December 31, 2015 and 2016 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of January 1, 2015	$1,335,460	$306,623	$—	$1,642,083
Acquired	21,919	—	650,650	672,569
Sold	—	(28)	—	(28)

Balance as of December 31, 2015	$1,357,379	$306,595	$650,650	$2,314,624
Acquired	96,785	345,355	4,562	446,702
Measurement period adjustment	—	—	4,825	4,825
Sold	(6,758)	(8,393)	—	(15,151)

Balance as of December 31, 2016	$1,447,406	$643,557	$660,037	$2,751,000

        See Note 2 for details of the goodwill acquired during the period.

6. Equity Method Investments

        The Company's equity method investments consist principally of interests in specialty hospital and outpatient rehabilitation businesses. Equity method investments of $101.4 million and $100.0 million are presented as part of other assets on the consolidated balance sheets as of December 31, 2015 and 2016, respectively. As of December 31, 2015 and 2016, these businesses consist primarily of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
Rehabilitation Institute of Denton, LLC	50.0%
ES Rehabilitation, LLC	49.0%

        The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity investments. Net operating revenues generated from contracted services and management fees charged to related parties affiliated through the Company's equity investments were $129.3 million, $146.0 million, and $164.2 million for the years ended December 31, 2014, 2015 and 2016, respectively.

        During the year ended December 31, 2016, the Company recognized a non-operating loss of $5.1 million related to the sale of an equity method investment. Additionally, the Company received contingent proceeds related to the final settlement of its 2015 sale of an equity method investment, resulting in a non-operating gain of $2.5 million recognized during the year ended December 31, 2016.

        During the year ended December 31, 2015, the Company recognized a non-operating gain of $29.6 million related to the sale of an equity method investment.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Insurance Risk Programs

        Under a number of the Company's insurance programs, which include the Company's employee health insurance, workers' compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses for which it will be ultimately responsible under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. Provisions for losses for professional liability risks retained by the Company at December 31, 2015 and 2016 have been discounted at 3%. At December 31, 2015 and 2016, respectively, the Company had recorded a liability of $157.4 million and $147.4 million related to these programs. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $165.8 million and $152.7 million at December 31, 2015 and 2016, respectively.

8. Long-Term Debt and Notes Payable

        For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.

        The Company's long-term debt and notes payable consist of the following:

	December 31,
	2015	2016
	(in thousands)
Select 6.375% senior notes(1)	$700,867	$702,545
Select credit facilities:
Select revolving facility	295,000	220,000
Select term loans(2)	743,071	1,122,203
Other—Select	11,987	22,688

Total Select debt	1,750,925	2,067,436
Less: Select current maturities	222,905	8,996

Select long-term debt maturities	$1,528,020	$2,058,440

Concentra credit facilities:
Concentra revolving facility	$5,000	$—
Concentra term loans(3)	624,659	626,375
Other—Concentra	5,312	5,178

Total Concentra debt	634,971	631,553
Less: Concentra current maturities	2,261	4,660

Concentra long-term debt maturities	$632,710	$626,893

Total current maturities	$225,166	$13,656
Total long-term debt maturities	2,160,730	2,685,333

Total debt	$2,385,896	$2,698,989

(1)
Includes unamortized premium of $1.2 million and $1.0 million at December 31, 2015 and 2016, respectively. Includes unamortized debt issuance costs of $10.4 million and $8.5 million at December 31, 2015 and 2016, respectively.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt and Notes Payable (Continued)

(2)
Includes unamortized discounts of $2.8 million and $12.0 million at December 31, 2015 and 2016, respectively. Includes unamortized debt issuance costs of $7.4 million and $13.6 million at December 31, 2015 and 2016, respectively.

(3)
Includes unamortized discounts of $2.9 million and $2.8 million at December 31, 2015 and 2016, respectively. Includes unamortized debt issuance costs of $20.2 million and $13.1 million at December 31, 2015 and 2016, respectively.

Select Credit Facilities

        The following discussion summarizes amendments and significant transactions affecting the term loan facilities (collectively, the "Select term loans") and the revolving credit facility (the "Select revolving facility" and together with the Select term loans, the "Select credit facilities").

        On March 4, 2014, Select amended the Select credit facilities in order to, among other things: (i) convert the remaining series B tranche B term loans into series D tranche B term loans and lower the interest rate payable on the series D tranche B term loans from Adjusted LIBO plus 3.25%, or Alternate Base Rate plus 2.25%, to Adjusted LIBO plus 2.75%, or Alternate Base Rate plus 1.75%; (ii) set the maturity date of the series D tranche B term loans at December 20, 2016; (iii) convert the remaining series C tranche B term loans to new series E tranche B term loans and lower the interest rate payable on the series E tranche B term loans from Adjusted LIBO plus 3.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate plus 2.00%, to Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate plus 1.75%; (iv) set the maturity date of the series E tranche B term loans at June 1, 2018; (v) beginning with the quarter ending March 31, 2014, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.00 to 1.00 from 4.50 to 1.00; (vi) provide for a prepayment premium of 1.00% if the Select credit facilities are amended at any time prior to March 4, 2015 in the case of the series E tranche B term loans and such amendment reduces the yield applicable to such loans; and (vii) amend the definition of "Available Amount" in a manner the effect of which was to increase the amount available for investments, restricted payments and the payment of specified indebtedness.

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

        On March 4, 2015, Select made a principal prepayment of $26.9 million associated with the series D tranche B term loans and series E tranche B term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow as defined in the Select credit facilities.

        On May 20, 2015 Select entered into an additional credit extension amendment of the Select revolving facility to obtain $100.0 million of incremental revolving commitments. The revolving commitments mature on March 1, 2018.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt and Notes Payable (Continued)

        On December 11, 2015, Select amended the Select credit facilities in order to, among other things: (i) convert $56.2 million of its series D tranche B term loans into series E tranche B term loans, which have a maturity date of June 1, 2018; (ii) increase the interest rate payable on the series E tranche B term loans from Adjusted LIBO plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate plus 1.75%, to Adjusted LIBO plus 4.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate plus 3.00%; (iii) beginning with the quarter ending December 31, 2015, increase the quarterly compliance threshold set forth in the leverage ratio financial maintenance covenant to a level of 5.75 to 1.00 from 5.00 to 1.00; (iv) increase the capacity for incremental extensions of credit to $450.0 million; and (v) amend the definition of "consolidated EBITDA" to add back certain specialty hospital start-up losses.

        On March 2, 2016, Select made a principal prepayment of $10.2 million associated with the series D tranche B term loans and series E tranche B term loans in accordance with the provision in the Select credit facilities that requires mandatory repayments of term loans as a result of annual excess cash flow as defined in the Select credit facilities.

        On March 4, 2016, Select amended the Select credit facilities in order to, among other things: (i) have the lenders named therein make available an aggregate of $625.0 million series F tranche B term loans, (ii) extend the financial covenants through March 3, 2021, (iii) add a 1.00% prepayment premium for prepayments made with new term loans on or prior to March 4, 2017 if such new term loans have a lower yield than the series F tranche B term loans, (iv) increase the interest rate payable on the series E tranche B term loans from Adjusted LIBO plus 4.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate plus 3.00%, to Adjusted LIBO plus 5.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate plus 4.00%; and (v) made certain other technical amendments to the Select credit facilities. The series F tranche B term loans bear interest at a rate per annum equal to the Adjusted LIBO Rate (as defined in the Select credit facilities, subject to an Adjusted LIBO Rate floor of 1.00%) plus 5.00% for Eurodollar Loans or the Alternate Base Rate (as defined in the Select credit facilities) plus 4.00% for Alternate Base Rate Loans (as defined in the Select credit facilities). Select is required to make principal payments on the series F tranche B term loans in quarterly installments on the last day of each of March, June, September and December, beginning June 30, 2016, in amounts equal to 0.25% of the aggregate principal amount of the series F tranche B term loans outstanding as of the date of the credit extension amendment. The balance of the series F tranche B term loans is payable on March 3, 2021.

        Except as specifically set forth in the credit extension amendment, the terms and conditions of the series F tranche B term loans are identical to the terms of the outstanding series E tranche B term loans under the Select credit facilities and the other loan documents to which Select is party.

        Select used the proceeds of the series F tranche B term loans to: (i) refinance in full the series D tranche B term loans due December 20, 2016, (ii) consummate the acquisition of Physiotherapy, and (iii) pay fees and expenses incurred in connection with the acquisition of Physiotherapy, the refinancing, and the Select credit extension amendment.

        At December 31, 2016, Select's credit facilities consisted of a $527.4 million series E tranche B term loans (excluding unamortized original issue discounts and debt issuance costs totaling $4.8 million) which matures on June 1, 2018, $620.3 million series F tranche B term loans (excluding unamortized original issue discounts and debt issuance costs totaling $20.7 million) which matures on March 3, 2021, and a $450.0 million revolving facility which matures on March 1, 2018. At December 31, 2016, Select had

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt and Notes Payable (Continued)

$190.3 million of availability under the Select revolving facility after giving effect to $39.7 million of outstanding letters of credit.

        All borrowings under Select's credit facilities are subject to the satisfaction of required conditions, including the absence of a default at the time of and after giving effect to such borrowing and the accuracy of the representations and warranties of the borrowers.

        The interest rates per annum applicable to borrowings under Select's credit facilities are, at its option, equal to either an Alternate Base Rate or an Adjusted LIBO Rate for a one, two, three or six month interest period, or a nine or twelve month period if available, in each case, plus an applicable margin percentage. The Alternate Base Rate is the greatest of (i) JPMorgan Chase Bank, N.A.'s prime rate, (ii) one-half of 1% over the weighted average of rates on overnight federal funds as published by the Federal Reserve Bank of New York and (iii) the Adjusted LIBO Rate from time to time for an interest period of one month, plus 1.00%. The Adjusted LIBO Rate is, with respect to any interest period, the London interbank offered rate for such interest period, adjusted for any applicable statutory reserve requirements.

        Borrowings under the revolving facility bear interest at a rate equal to Adjusted LIBO plus a percentage ranging from 2.75% to 3.75%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.75%, in each case based on Select's ratio of total indebtedness to consolidated EBITDA (as defined in the Select credit facilities). The applicable margin percentage for borrowings under the Select revolving facility is subject to change based upon the ratio of Select's leverage ratio (as defined in the Select credit facilities). The applicable interest rate for revolving loans as of December 31, 2016 was the (1) Alternate Base Rate plus 2.75% for Alternate Base Rate Loans and the (2) Adjusted LIBO Rate plus 3.75% for Eurodollar Loans.

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

8. Long-Term Debt and Notes Payable (Continued)

        In addition, Select's credit facilities include negative covenants, subject to significant exceptions, restricting or limiting its ability and the ability of Holdings and Select's restricted subsidiaries, to, among other things:

  •
  incur, assume, permit to exist or guarantee additional debt and issue or sell or permit any subsidiary to issue or sell preferred stock;

  •
  amend, modify or waive any rights under the certificate of indebtedness, credit agreements, certificate of incorporation, bylaws or other organizational documents which would be materially adverse to the creditors;

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

        The Select credit facilities require it to maintain certain leverage ratios (as defined in the Select credit facilities). For each of the four fiscal quarters during the year ended December 31, 2016, Select was required to maintain its leverage ratio at less than 5.75 to 1.00. As of December 31, 2016, Select's leverage ratio was 5.40 to 1.00. Additionally, the Select credit facilities will require a prepayment of borrowings of 50% of excess cash flow for fiscal year 2016, which will result in a prepayment of approximately $33.2 million based on excess cash flow for the year ended December 31, 2016. The

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt and Notes Payable (Continued)

Company expects to have the borrowing capacity and intends to use borrowings under the Select revolving facility to make the required prepayment during the quarter ended March 31, 2017.

Senior Notes

        On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of 6.375% senior notes due June 1, 2021. On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes due June 1, 2021 (the "Additional Notes") at 101.50% of the aggregate principal amount resulting in gross proceeds of $111.7 million. The notes were issued as additional notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021 (the "Existing Notes" and, together with the Additional Notes, the "Notes"). The Additional Notes are treated as a single series with the Existing Notes and have the same terms as those of the Existing Notes.

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

        Select may redeem some or all of the Notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest, if any, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Year	Redemption Price
2016	104.781%
2017	103.188%
2018	101.594%
2019	100.000%

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt and Notes Payable (Continued)

Concentra credit facilities

        On June 1, 2015, MJ Acquisition Corporation, as the initial borrower, entered into a first lien credit agreement (the "Concentra credit agreement") and a second lien credit agreement (the "Concentra second lien credit agreement"). Concentra, as the surviving entity of the merger between MJ Acquisition Corporation and Concentra, became the borrower.

        The Concentra credit agreement provided for $500.0 million in first lien loans comprised of a $450.0 million, seven-year term loan ("Concentra first lien term loan") and a $50.0 million, five-year revolving credit facility (the "Concentra revolving facility" and, together with the Concentra first lien term loan, the "Concentra credit facilities"). The borrowings under the Concentra credit agreement are guaranteed, on a first lien basis, by Concentra Holdings, Inc., the direct parent of Concentra. Select and Holdings are not parties to the Concentra credit agreement and are not obligors with respect to Concentra's debt under such agreement. Borrowings under the Concentra credit agreement bear interest at a rate equal to:

  •
  in the case of the Concentra first lien term loan, Adjusted LIBO (as defined in the Concentra credit agreement) plus 3.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate (as defined in the Concentra credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%); and

  •
  in the case of the Concentra revolving facility, Adjusted LIBO plus a percentage ranging from 2.75% to 3.00%, or Alternate Base Rate plus a percentage ranging from 1.75% to 2.00%, in each case based on Concentra's leverage ratio.

        The Concentra second lien credit agreement provided for a $200.0 million eight-year second lien term loan ("Concentra second lien term loan"). The borrowings under the Concentra second lien credit agreement were guaranteed, on a second lien basis, by Concentra Holdings, Inc., the direct parent of Concentra. Select and Holdings are not parties to the Concentra second lien credit agreement and are not obligors with respect to Concentra's debt under such agreement. Borrowings under the Concentra second lien term loan bore interest at a rate equal to Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 8.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 7.00% (subject to an Alternate Base Rate floor of 2.00%).

        On September 26, 2016, Concentra entered into a credit agreement amendment to the Concentra credit agreement dated June 1, 2015. The credit agreement amendment provided an additional $200.0 million of first lien term loans due June 1, 2022, the proceeds of which were used to prepay in full the Concentra second lien term loan due June 1, 2023; and also amended certain restrictive covenants to give Concentra greater operational flexibility.

        The Concentra first lien term loan amortizes in equal quarterly installments of $1.6 million through March 31, 2022, with the remaining unamortized aggregate principal due at maturity on June 1, 2022. The Concentra revolving facility matures on June 1, 2020.

        At December 31, 2016, Concentra had outstanding borrowings under the Concentra credit facilities of $642.2 million (excluding unamortized discounts and debt issuance costs totaling $15.9 million) of term loans. Concentra did not have any borrowings under the Concentra revolving facility. At December 31,

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt and Notes Payable (Continued)

2016, Concentra had $43.4 million of availability under its revolving facility after giving effect to $6.6 million of outstanding letters of credit.

        Concentra will be required to prepay borrowings under the Concentra credit agreement with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Concentra credit agreement) if Concentra's leverage ratio is greater than 4.25 to 1.00 and 25% of excess cash flow if Concentra's leverage ratio is less than or equal to 4.25 to 1.00 and greater than 3.75 to 1.00, in each case, reduced by the aggregate amount of term loans and certain debt secured on a pari passu basis optionally prepaid during the applicable fiscal year and the aggregate amount of revolving commitments hereunder reduced permanently during the applicable fiscal year (other than in connection with a refinancing). Concentra will not be required to prepay borrowings with excess cash flow if Concentra's leverage ratio is less than or equal to 3.75 to 1.00.

        The Concentra credit facilities will require a prepayment of borrowings of 25% of excess cash flow for fiscal year 2016, which will result in a prepayment of approximately $23.1 million based on excess cash flow for the year ended December 31, 2016. Concentra expects to have the borrowing capacity and intends to use borrowings under the Concentra revolving facility and cash on hand to make the required prepayment during the quarter ended March 31, 2017.

        The Concentra credit agreement requires Concentra to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA, as defined in the Concentra credit agreement) of 5.75 to 1.00 which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra credit agreement) exceeds 30% of Revolving Commitments (as defined in the Concentra credit agreement) on such day. Failure to comply with this covenant would result in an event of default under the Concentra revolving facility only and, absent a waiver or an amendment from the lenders, preclude Concentra from making further borrowings under the Concentra revolving facility and permit the lenders to accelerate all outstanding borrowings under the Concentra revolving facility. Upon such acceleration, Concentra's failure to comply with the financial covenant would result in an event of default with respect to the Concentra first lien term loan.

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Long-Term Debt and Notes Payable (Continued)

Maturities of Long-Term Debt and Notes Payable

        Maturities of the Company's long-term debt and notes payable for the years after 2016 are approximately as follows:

	Select	Concentra	Total
	(in thousands)
2017	$19,100	$7,634	$26,734
2018	751,616	6,617	758,233
2019	18,084	6,636	24,720
2020	6,303	6,656	12,959
2021	1,305,327	6,678	1,312,005
2022 and beyond	10	613,195	613,205

Total principal	2,100,440	647,416	2,747,856
Unamortized discounts and premiums	(10,961)	(2,773)	(13,734)
Unamortized debt issuance costs	(22,043)	(13,090)	(35,133)

Total	$2,067,436	$631,553	$2,698,989

Loss on Early Retirement of Debt

        During the year ended December 31, 2014, the Company amended the Select term loans under the Select credit facilities, resulting in a loss on early retirement of debt of $2.3 million. The loss on early retirement of debt consisted of unamortized debt issuance costs, unamortized original issue discounts, and certain fees incurred related to term loan modifications.

        During the year ended December 31, 2016, the Company prepaid the series D tranche B term loans under the Select credit facilities, resulting in a loss on early retirement of debt of $0.8 million. The Company also prepaid its second lien term loan under the Concentra credit facilities, resulting in a loss on early retirement of debt of approximately $10.9 million. The losses on early retirement of debt consisted of a prepayment premium, unamortized debt issuance costs, and unamortized original issue discounts.

9. Fair Value

        Financial instruments include cash and cash equivalents, notes payable, and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Fair Value (Continued)

        The face values, carrying values, and fair values of the Company's 6.375% senior notes and credit facilities are as follows:

	December 31, 2015			December 31, 2016
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
	(in thousands)
Select 6.375% senior notes(1)	$710,000	$700,867	$623,948	$710,000	$702,545	$710,000
Select credit facilities(2)	1,048,277	1,038,071	1,023,616	1,367,751	1,342,203	1,370,460
Concentra credit facilities(3)	652,750	629,659	645,392	642,239	626,375	644,648

(1)
The carrying value includes an unamortized premium of $1.2 million and $1.0 million at December 31, 2015 and December 31, 2016, respectively, and unamortized debt issuance costs of $10.4 million and $8.5 million at December 31, 2015 and December 31, 2016, respectively.

(2)
The carrying value includes unamortized discounts of $2.8 million and $12.0 million at December 31, 2015 and December 31, 2016, respectively, and unamortized debt issuance costs of $7.4 million and $13.6 million at December 31, 2015 and December 31, 2016, respectively.

(3)
The carrying value includes unamortized discounts of $2.9 million and $2.8 million at December 31, 2015 and December 31, 2016, respectively, and unamortized debt issuance costs of $20.2 million and $13.1 million at December 31, 2015 and December 31, 2016, respectively.

        The fair value of the Select credit facilities and the Concentra credit facilities was based on quoted market prices for this debt in the syndicated loan market. The fair value of Select's 6.375% senior notes debt was based on quoted market prices.

        The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active.

10. Stockholders' Equity

        The following table summarizes the share activity for Holdings:

	For the Years Ended December 31,
	2014	2015	2016
Restricted stock granted	1,585,775	1,384,954	1,425,678
Common stock issued through stock option exercise	974,969	183,450	202,100
Unvested restricted stock forfeitures	65,000	304,000	81,500
Stock repurchases for satisfaction of tax obligations	237,690	182,580	232,318

        Holdings' board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31,

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

2017, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the Select revolving facility.

        For the year ended December 31, 2014, Holdings repurchased 11,285,714 shares at a cost of $127.5 million, which includes transaction costs. During the year ended December 31, 2015, Holdings repurchased 1,032,334 shares at a cost of $13.6 million, which includes transaction costs. Holdings did not repurchase shares during the year ended December 31, 2016. The common stock repurchase program has available capacity of $185.2 million as of December 31, 2016.

11. Segment Information

        The Company's reportable segments consist of: specialty hospitals, outpatient rehabilitation, and Concentra. Other activities include the Company's corporate shared services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Concentra acquisition costs, Physiotherapy acquisition costs, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries.

        The following tables summarize selected financial data for the Company's reportable segments. The segment results of Holdings are identical to those of Select.

	Year Ended December 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Net revenue	$2,244,899	$819,397		$721	$3,065,017
Adjusted EBITDA	341,787	97,584		(75,499)	363,872
Total assets(1):	2,279,665	532,685		112,459	2,924,809
Capital expenditures	77,742	12,506		4,998	95,246

	Year Ended December 31, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Net revenue	$2,346,781	$810,009	$585,222	$724	$3,742,736
Adjusted EBITDA	327,623	98,220	48,301	(74,979)	399,165
Total assets(1):	2,425,113	548,242	1,311,631	103,692	4,388,678
Capital expenditures	126,014	17,768	26,771	12,089	182,642

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Segment Information (Continued)

	Year Ended December 31, 2016
	Specialty Hospitals	Outpatient Rehabilitation(3)	Concentra	Other	Total
	(in thousands)
Net revenue	$2,289,482	$995,374	$1,000,624	$541	$4,286,021
Adjusted EBITDA	281,511	129,830	143,009	(88,543)	465,807
Total assets(1):	2,530,609	978,192	1,323,516	112,078	4,944,395
Capital expenditures	109,139	21,286	15,946	15,262	161,633

        A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Year Ended December 31, 2014
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Adjusted EBITDA	$341,787	$97,584		$(75,499)
Depreciation and amortization	(51,786)	(12,845)		(3,723)
Stock compensation expense	—	—		(11,042)

Income (loss) from operations	$290,001	$84,739		$(90,264)	$284,476
Loss on early retirement of debt					(2,277)
Equity in earnings of unconsolidated subsidiaries					7,044
Interest expense					(85,446)

Income before income taxes					$203,797

	Year Ended December 31, 2015
	Specialty Hospitals	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Adjusted EBITDA	$327,623	$98,220	$48,301	$(74,979)
Depreciation and amortization	(53,992)	(13,053)	(33,644)	(4,292)
Stock compensation expense	—	—	(1,016)	(13,663)
Concentra acquisition costs	—	—	(4,715)	—

Income (loss) from operations	$273,631	$85,167	$8,926	$(92,934)	$274,790
Equity in earnings of unconsolidated subsidiaries					16,811
Non-operating gain					29,647
Interest expense					(112,816)

Income before income taxes					$208,432

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Segment Information (Continued)

	Year Ended December 31, 2016
	Specialty Hospitals	Outpatient Rehabilitation(3)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$281,511	$129,830	$143,009	$(88,543)
Depreciation and amortization	(56,585)	(22,661)	(60,717)	(5,348)
Stock compensation expense	—	—	(770)	(16,643)
Physiotherapy acquisition costs	—	—	—	(3,236)

Income (loss) from operations	$224,926	$107,169	$81,522	$(113,770)	$299,847
Loss on early retirement of debt					(11,626)
Equity in earnings of unconsolidated subsidiaries					19,943
Non-operating gain					42,651
Interest expense					(170,081)

Income before income taxes					$180,734

(1)
The specialty hospitals segment includes $2.7 million in real estate assets held for sale on December 31, 2014 and 2015. The specialty hospitals segment includes $24.4 million in real estate assets held for sale on December 31, 2016.

(2)
The selected financial data for the Company's Concentra segment begins as of June 1, 2015, which is the date the Concentra acquisition was consummated.

(3)
The outpatient rehabilitation segment includes the operating results of the Company's contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

12. Stock-based Compensation

        Holdings awards stock-based compensation in the form of stock options and restricted stock awards under its equity incentive plans. On June 2, 2016, Holdings adopted the Select Medical Holdings Corporation 2016 Equity Incentive Plan and its existing plans were frozen. As of December 31, 2016, Holdings is authorized to grant up to 7,491,600 restricted stock and stock option awards under the Select Medical Holdings Corporation 2016 Equity Incentive Plan.

        On November 8, 2005, the board of directors of Holdings adopted a director equity incentive plan ("Director Plan") and on August 12, 2009, the board of directors and stockholders of Holdings approved an amendment and restatement of the Director Plan. This amendment authorized Holdings to issue under the Director Plan options to purchase up to 75,000 shares of its common stock and restricted stock awards covering up to 150,000 shares of its common stock. On June 2, 2016, upon the adoption of the Select Medical Holdings Corporation 2016 Equity Incentive Plan, the Director Plan was frozen.

        Holdings' equity plans allow for the use of unissued shares or treasury shares to be used to satisfy share based awards.

        The Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognizes the costs in the financial statements over the period during which employees are required to provide services. The Company values restricted stock grants by using the

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-based Compensation (Continued)

closing market price of its stock on the date of grant. There were no options granted during the year ended December 31, 2016.

        Transactions and other information related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2016	3,817	$12.29
Granted	1,426	11.57
Vested	(960)	8.78
Forfeited	(82)	11.71

Unvested balance, December 31, 2016	4,201	$12.86

        The weighted average grant date fair value of restricted stock awards granted for the years ended December 31, 2014, 2015, and 2016 was $13.61, $13.94, and $11.57, respectively. The total weighted average grant date fair value of restricted stock awards vested for the years ended December 31, 2014, 2015, and 2016 was $7.4 million, $9.0 million, and $8.4 million, respectively.

        As of December 31, 2016, there were 529,720 stock options outstanding and exercisable. The outstanding and exercisable shares have a weighted average exercise price of $9.09 and a weighted average remaining contractual life of 2.44 years. As of December 31, 2015, there were 743,000 stock options outstanding and 728,000 stock options exercisable.

        The total intrinsic value of options exercised for the years ended December 31, 2014, 2015, and 2016 was $6.0 million, $1.0 million, and $0.8 million, respectively. The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2016 was $2.2 million.

        Stock compensation expense recognized by the Company was as follows:

	For the Years Ended December 31,
	2014	2015	2016
	(in thousands)
Stock compensation expense:
Included in general and administrative	$9,027	$11,633	$14,607
Included in cost of services	2,015	3,046	2,806

Total	$11,042	$14,679	$17,413

        Stock compensation expense based on current stock-based awards for each of the next five years is estimated to be as follows:

	2017	2018	2019	2020	2021
	(in thousands)
Stock compensation expense	$15,499	$9,797	$4,726	$1,220	$—

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes

        The components of the Company's income tax expense for the years ended December 31, 2014, 2015, and 2016 were as follows:

	For the Years Ended December 31,
	2014	2015	2016
	(in thousands)
Current expense:
Federal	$52,063	$63,626	$54,726
State and local	9,248	10,868	13,329

Total current income tax expense	61,311	74,494	68,055
Deferred income tax expense (benefit)	14,311	(2,058)	(12,591)

Total income tax expense	$75,622	$72,436	$55,464

        Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Years Ended December 31,
	2014	2015	2016
Federal income tax at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, less federal income tax benefit	4.2	4.0	3.2
Permanent differences	0.8	1.4	1.4
Tax benefit from the sale of businesses	—	—	(6.7)
Valuation allowance	(0.4)	(0.9)	0.2
Uncertain tax positions	(0.3)	(2.3)	(1.3)
Non-controlling interest	(1.5)	(2.0)	(0.5)
Other	(0.7)	(0.4)	(0.6)

Total effective income tax rate	37.1%	34.8%	30.7%

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        The Company's deferred tax assets and liabilities are as follows:

	December 31, 2015			December 31, 2016
	Total	Current	Non-Current	Total	Current	Non-Current
	(in thousands)
Deferred tax assets
Allowance for doubtful accounts	$9,153	$9,153	$—	$10,735	$10,735	$—
Compensation and benefit-related accruals	61,111	50,303	10,808	70,199	56,570	13,629
Professional malpractice liability insurance	19,654	4,642	15,012	19,763	5,359	14,404
Deferred revenue	(1,009)	(1,009)	—	746	746	—
Net operating loss carryforwards	21,591	445	21,146	39,481	—	39,481
Stock options	6,061	—	6,061	9,533	—	9,533
Equity investments	3,939	—	3,939	1,567	—	1,567
Uncertain tax positions	641	—	641	499	—	499
Other	1,273	357	916	3,496	1,315	2,181

Total deferred tax assets before valuation allowance	122,414	63,891	58,523	156,019	74,725	81,294
Valuation allowance	(7,586)	(1,910)	(5,676)	(26,421)	(3,005)	(23,416)

Total deferred tax assets	114,828	61,981	52,847	129,598	71,720	57,878
Deferred tax liabilities
Deferred income	(31,375)	(27,221)	(4,154)	(26,068)	(23,298)	(2,770)
Investment in unconsolidated affiliates	(4,302)	—	(4,302)	(3,885)	—	(3,885)
Depreciation and amortization	(260,724)	—	(260,724)	(271,914)	—	(271,914)
Other	(8,444)	(6,072)	(2,372)	(5,413)	(3,257)	(2,156)

Total deferred tax liabilities	(304,845)	(33,293)	(271,552)	(307,280)	(26,555)	(280,725)

Net deferred taxes	$(190,017)	$28,688	$(218,705)	$(177,682)	$45,165	$(222,847)

        The valuation allowance as of December 31, 2016 is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The state net deferred tax assets have a full valuation allowance recorded for entities that have a cumulative history of pre-tax losses (current year in addition to the two prior years). The net deferred tax liabilities at December 31, 2015 and 2016 of approximately $190.0 million and $177.7 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, generation of income from the turning of existing deferred tax liabilities and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company's assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        The total state net operating losses are approximately $585.4 million. State net operating loss carry forwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2017	$9,161	$8,154
2018	5,155	4,424
2019	14,826	13,844
2020	24,860	22,710
Thereafter through 2036	531,388	418,837

Reserves for Uncertain Tax Positions:

        The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Significant judgment is required in evaluating the Company's tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves are established when it is believed that certain positions might be challenged despite the Company's belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that have resulted from resolution of the tax position or expirations of statutes of limitations.

        The reconciliation of the Company's unrecognized tax benefits is as follows (in thousands):

Gross tax contingencies—January 1, 2014	$12,026
Reductions for tax positions taken in prior periods due primarily to statute expiration	(1,632)
Additions for existing tax positions taken	273

Gross tax contingencies—December 31, 2014	10,667
Reductions for tax positions taken in prior periods due primarily to statute expiration	(3,309)
Reductions for settlements with taxing authorities	(770)
Additions for existing tax positions taken	373
Reductions for existing tax positions taken	(1,395)

Gross tax contingencies—December 31, 2015	5,566
Reductions for tax positions taken in prior periods due primarily to statute expiration	(2,619)
Additions for existing tax positions taken	313
Additions included with acquisition	494

Gross tax contingencies—December 31, 2016	$3,754

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Income Taxes (Continued)

        As of December 31, 2015 and 2016, the Company had $5.6 million and $3.8 million of unrecognized tax benefits, respectively, all of which, if fully recognized, would affect the Company's effective income tax rate.

        As of December 31, 2016, approximately $1.2 million of gross unrecognized tax benefits, including interest, will be eligible for release in the next 12 months due to the expiration of statutes of limitations. The Company's policy is to include interest related to income taxes in income tax expense. As of December 31, 2015 and December 31, 2016, the Company has accrued interest related to income taxes of $0.6 million and $0.3 million, net of federal income taxes, respectively. Interest recognized for each of the years ended December 31, 2014, 2015 and 2016 was $0.5 million, $0.3 million, and $0.1 million, net of federal income tax benefits, respectively.

        The federal statute of limitations remains open for tax years 2013 through 2016.

        State jurisdictions generally have statutes of limitations for tax returns ranging from three to five years. The state impact of any federal income tax changes remains subject to examination for a period of up to one year after formal notification to the states. Currently, the Company has one state income tax return under examination.

14. Retirement Savings Plan

        Select sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as highly compensated employees ("HCE's") may contribute up to 30% of their salary; HCE's may contribute up to 7% of their salary. The plan provides a discretionary company match which is determined annually. Currently, Select matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee's hire date. The expense incurred by Select related to this plan was $9.3 million, $10.0 million, and $14.7 million during the years ended December 31, 2014, 2015, and 2016, respectively.

        For the period June 1, 2015 through December 31, 2015, Concentra sponsored a separate defined contribution retirement savings plan and incurred expenses related to this plan of $8.8 million. For the year ended December 31, 2016, Concentra employees participated in the defined contribution retirement savings plan sponsored by Select.

15. Income per Share

        The Company applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings. Under the two class method:

  (i)
  Net income attributable to Select Medical Holdings Corporation is reduced by any contractual amount of dividends in the current period for each class of stock. There were no contractual dividends for the years ended December 31, 2014, 2015, and 2016.

  (ii)
  The remaining income is allocated to common stock and unvested restricted stock to the extent that each security may participate in income, as if all of the earnings for the period had been distributed. The total income allocated to each security is determined by adding together the amount allocated for dividends in (i) above and the amount allocated for participation features.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Income per Share (Continued)

  (iii)
  The income allocated to common stock is then divided by the weighted average number of outstanding shares for the period to which the earnings are allocated to determine the income per share for common stock.

        In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between the common stock and unvested restricted stock due to the equal participation rights of the common stock and unvested restricted stock (i.e., the voting conversion rights).

        The following table sets forth the calculation of income per share in the Company's consolidated statements of operations and comprehensive income and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively:

	For the Year Ended December 31,
	2014	2015	2016
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$120,627	$130,736	$115,411
Less: Earnings allocated to unvested restricted stockholders	3,337	3,830	3,521

Net income available to common stockholders	$117,290	$126,906	$111,890

Denominator:
Weighted average shares—basic	129,026	127,478	127,813
Effect of dilutive securities:
Stock options	439	274	155

Weighted average shares—diluted	129,465	127,752	127,968

Basic income per common share:	$0.91	$1.00	$0.88
Diluted income per common share:	$0.91	$0.99	$0.87

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Commitments and Contingencies

Leases

        The Company leases facilities and equipment from unrelated parties under operating leases. Minimum future non-cancelable lease obligations on long-term operating leases in effect at December 31, 2016 are approximately as follows (in thousands):

Total
(in thousands)
2017	$221,797
2018	181,770
2019	150,374
2020	118,118
2021	87,630
Thereafter	438,947

$1,198,636

        Total rent expense for facility and equipment operating leases, including cancelable leases, for the years ended December 31, 2014, 2015, and 2016 was $169.1 million, $214.9 million, and $265.1 million, respectively. Facility rent expense to unrelated parties, a component of total rent expense, for the years ended December 31, 2014, 2015, and 2016 was $124.4 million, $165.3 million, and $220.8 million, respectively.

        The Company rents its corporate office space from related parties. The Company made payments for office rent, leasehold improvements, and miscellaneous expenses aggregating $4.4 million, $4.7 million, and $5.0 million for the years ended December 31, 2014, 2015, and 2016, respectively, to related parties.

        As of December 31, 2016, future rental commitments under outstanding agreements with related parties are approximately as follows (in thousands):

2017	$5,408
2018	5,605
2019	5,746
2020	5,892
2021	6,017
Thereafter	10,538

$39,206

Construction Commitments

        At December 31, 2016, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $86.0 million.

Other

        A subsidiary of the Company has entered into a naming, promotional, and sponsorship agreement with an NFL team, through 2025, for the team's headquarters complex that requires a payment of $3.1 million in 2017. Each successive annual payment increases by 2.3% through 2025.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Commitments and Contingencies (Continued)

  Litigation

        The Company is a party to various legal actions, proceedings and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines and other penalties. The Department of Justice, CMS, or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company's businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company's business, financial position, results of operations and liquidity.

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

        Evansville Litigation.    On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC ("SSH-Evansville"), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that, from 2006 until April 2012, SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the United States Department of Justice notified the District Court of its decision not to

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Commitments and Contingencies (Continued)

intervene in the case, and the District Court thereafter approved a case management plan imposing certain deadlines.

        In December 2015, the defendants filed a Motion to Dismiss the Second Amended Complaint on multiple grounds. One basis for the Motion to Dismiss was the False Claims Act's public disclosure bar, which disqualifies qui tam actions that are based on fraud already publicly disclosed through enumerated sources, unless the relator is an original source. The Affordable Care Act, enacted on March 23, 2010, altered the public disclosure bar language of the False Claims Act by, among other things, giving the United States the right to oppose dismissal of a case based on the public disclosure bar. In their Motion to Dismiss, the defendants contended that the public disclosure bar applies because substantially the same conduct as the plaintiff-relators have alleged had previously been publicly disclosed, including in a New York Times article and a prior qui tam case. A second basis for the defendants' Motion to Dismiss was that the plaintiff-relators did not plead their claims with sufficient particularity, as required by the Federal Rules of Civil Procedure.

        Then, based on the Affordable Care Act's changes to the public disclosure bar language of the False Claims Act, the United States filed a notice asserting a veto of the defendants' use of the public disclosure bar for claims arising from conduct from and after March 23, 2010. The defendants filed briefs challenging the United States' contention that the statutory changes gives it an unfettered right to veto the applicability of the public disclosure bar. On September 30, 2016, the District Court partially granted and partially denied the defendants' Motion to Dismiss. It ruled that the plaintiff-relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non-retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff-relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff-relators' claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and upcoding and the plaintiff-relators' retaliation claims. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

        Knoxville Litigation.    On July 13, 2015, the United States District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. ("SSH-Knoxville"), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Commitments and Contingencies (Continued)

        In November 2015, the defendants filed a Motion to Dismiss the Complaint on multiple grounds. The defendants first argued that False Claims Act's first-to-file bar required dismissal of plaintiff-relator's claims. Under the first-to-file bar, if a qui tam case is pending, no person may bring a related action based on the facts underlying the first action. The defendants asserted that the plaintiff-relator's claims were based on the same underlying facts as were asserted in the Evansville litigation, discussed above. The defendants also argued that the plaintiff-relator's claims must be dismissed under the public disclosure bar, and because the plaintiff-relator did not plead his claims with sufficient particularity.

        In June 2016, the District Court granted the defendants' Motion to Dismiss and dismissed the plaintiff-relator's lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator's claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court's dismissal. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

        Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital—Wilmington, Inc. ("SSH-Wilmington"), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation and Crystal Cheek, No. 16-347-LPS. The Complaint was initially filed under seal on May 12, 2016 by a former chief nursing officer at SSH-Wilmington, and was unsealed after the United States filed a Notice of Election to Decline Intervention on January 13, 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. The Complaint has not been served on the Select defendants. The Company intends to vigorously defend this action if the plaintiff-relator pursues it, but at this time the Company is unable to predict the timing and outcome of this matter.

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes

        Select's 6.375% senior notes are fully and unconditionally guaranteed, except for customary limitations, on a senior basis by all of Select's wholly owned subsidiaries (the "Subsidiary Guarantors") which is defined as a subsidiary where Select or a subsidiary of Select holds all of the outstanding ownership interests. Certain of Select's subsidiaries did not guarantee the 6.375% senior notes (the "Non-Guarantor Subsidiaries" and Concentra Group Holdings and its subsidiaries, the "Non-Guarantor Concentra").

        Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2015 and 2016 and for the years ended December 31, 2014, 2015, and 2016.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2016

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$11,071	$6,467	$5,056	$76,435	$—		$99,029
Accounts receivable, net	—	365,369	95,871	112,512	—		573,752
Current deferred tax asset	17,491	12,985	3,831	10,858	—		45,165
Intercompany receivables	—	2,237,362	164,893	—	(2,402,255)	(a)	—
Prepaid income taxes	6,658	—	—	5,765	—		12,423
Other current assets	11,953	34,168	10,059	21,519	—		77,699

Total Current Assets	47,173	2,656,351	279,710	227,089	(2,402,255)		808,068
Property and equipment, net	48,697	604,670	49,607	189,243	—		892,217
Investment in affiliates	4,517,900	94,589	—	—	(4,612,489)	(b)(c)	—
Goodwill	—	2,090,963	—	660,037	—		2,751,000
Identifiable intangibles, net	—	109,132	—	231,430	—		340,562
Non-current deferred tax asset	19,423	—	—	—	(19,423)	(d)	—
Other assets	6,820	76,084	53,927	15,717	—		152,548

Total Assets	$4,640,013	$5,631,789	$383,244	$1,323,516	$(7,034,167)		$4,944,395

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$39,362	$—	$—	$—	$—		$39,362
Current portion of long-term debt and notes payable	7,227	445	1,324	4,660	—		13,656
Accounts payable	10,775	79,063	21,942	14,778	—		126,558
Intercompany payables	2,237,362	164,893	—	—	(2,402,255)	(a)	—
Accrued payroll	16,963	92,204	4,258	32,972	—		146,397
Accrued vacation	3,440	55,425	10,729	13,667	—		83,261
Accrued interest	20,114	—	—	2,211	—		22,325
Accrued other	39,155	63,735	3,288	33,898	—		140,076

Total Current Liabilities	2,374,398	455,765	41,541	102,186	(2,402,255)		571,635
Long-term debt, net of current portion	1,407,066	518,744	132,630	626,893	—		2,685,333
Non-current deferred tax liability	—	129,729	10,887	101,654	(19,423)	(d)	222,847
Other non-current liabilities	42,824	53,399	5,865	34,432	—		136,520

Total Liabilities	3,824,288	1,157,637	190,923	865,165	(2,421,678)		3,616,335
Redeemable non-controlling interests	—	—	10,169	411,990	—		422,159
Stockholder's Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	925,111	—	—	—	—		925,111
Retained earnings (accumulated deficit)	(109,386)	1,295,603	(35,444)	(175,142)	(1,085,017)	(c)	(109,386)
Subsidiary investment	—	3,178,549	130,988	217,935	(3,527,472)	(b)	—

Total Select Medical Corporation Stockholder's Equity	815,725	4,474,152	95,544	42,793	(4,612,489)		815,725
Non-controlling interests	—	—	86,608	3,568	—		90,176

Total Equity	815,725	4,474,152	182,152	46,361	(4,612,489)		905,901

Total Liabilities and Equity	$4,640,013	$5,631,789	$383,244	$1,323,516	$(7,034,167)		$4,944,395

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2016

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations	Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$541	$2,745,149	$539,707	$1,000,624	$—	$4,286,021

Costs and expenses:
Cost of services	2,037	2,344,033	478,538	840,235	—	3,664,843
General and administrative	106,864	63	—	—	—	106,927
Bad debt expense	—	41,714	9,229	18,150	—	69,093
Depreciation and amortization	5,348	67,708	11,538	60,717	—	145,311

Total costs and expenses	114,249	2,453,518	499,305	919,102	—	3,986,174

Income (loss) from operations	(113,708)	291,631	40,402	81,522	—	299,847
Other income and expense:
Intercompany interest and royalty fees	(6,069)	12,863	(6,794)	—	—	—
Intercompany management fees	168,915	(140,113)	(28,802)	—	—	—
Loss on early retirement of debt	(773)	—	—	(10,853)	—	(11,626)
Equity in earnings of unconsolidated subsidiaries	—	19,838	105	—	—	19,943
Non-operating gain	33,932	8,719	—	—	—	42,651
Interest expense	(94,914)	(29,425)	(7,446)	(38,296)	—	(170,081)

Income (loss) from operations before income taxes	(12,617)	163,513	(2,535)	32,373	—	180,734
Income tax expense (benefit)	(14,461)	52,616	4,597	12,712	—	55,464
Equity in earnings of subsidiaries	113,567	(4,982)	—	—	(108,585) (a)	—

Net income (loss)	115,411	105,915	(7,132)	19,661	(108,585)	125,270
Less: Net income (loss) attributable to non-controlling interests	—	—	(2,318)	12,177	—	9,859

Net income (loss) attributable to Select Medical Corporation	$115,411	$105,915	$(4,814)	$7,484	$(108,585)	$115,411

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$115,411	$105,915	$(7,132)	$19,661	$(108,585	)(a)	$125,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	20,380	96	—	—		20,476
Depreciation and amortization	5,348	67,708	11,538	60,717	—		145,311
Provision for bad debts	—	41,714	9,229	18,150	—		69,093
Equity in earnings of unconsolidated subsidiaries	—	(19,838)	(105)	—	—		(19,943)
Loss on early retirement of debt	773	—	—	10,853	—		11,626
Loss (gain) on sale of assets and businesses	(33,738)	(12,975)	246	(21)	—		(46,488)
Gain on sale of equity investment	—	(2,779)	—	—	—		(2,779)
Impairment of equity investment	—	5,339	—	—	—		5,339
Stock compensation expense	16,643	—	—	770	—		17,413
Amortization of debt discount, premium and issuance costs	12,358	—	—	3,298	—		15,656
Deferred income taxes	(709)	—	—	(11,882)	—		(12,591)
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Equity in earnings of subsidiaries	(113,567)	4,982	—	—	108,585	(a)	—
Accounts receivable	—	12,456	(36,768)	(15,008)	—		(39,320)
Other current assets	(1,432)	10,019	(4,328)	13,191	—		17,450
Other assets	(2,978)	51,559	(53,268)	13,977	—		9,290
Accounts payable	330	(23,842)	4,944	3,076	—		(15,492)
Accrued expenses	(1,287)	55,476	(3,803)	(4,094)	—		46,292

Net cash provided by (used in) operating activities	(2,848)	316,114	(79,351)	112,688	—		346,603

Investing activities
Acquisition of businesses, net of cash acquired	(406,305)	(59,520)	(953)	(5,428)	—		(472,206)
Purchases of property and equipment	(15,262)	(103,130)	(27,295)	(15,946)	—		(161,633)
Investment in businesses	—	(4,723)	—	—	—		(4,723)
Proceeds from sale of equity investment	—	3,779	—	—	—		3,779
Proceeds from sale of assets and businesses	63,418	16,978	67	—	—		80,463

Net cash used in investing activities	(358,149)	(146,616)	(28,181)	(21,374)	—		(554,320)

Financing activities
Borrowings on revolving facilities	575,000	—	—	—	—		575,000
Payments on revolving facilities	(650,000)	—	—	(5,000)	—		(655,000)
Net proceeds from term loans	600,127	—	—	195,217	—		795,344
Payments on term loans	(230,524)	—	—	(207,510)	—		(438,034)
Borrowings of other debt	11,935	—	12,970	2,816	—		27,721
Principal payments on other debt	(15,144)	(751)	(2,554)	(2,952)	—		(21,401)
Proceeds from bank overdrafts	10,746	—	—	—	—		10,746
Dividends paid to Holdings	(2,929)	—	—	—	—		(2,929)
Equity investment by Holdings	1,672	—	—	—	—		1,672
Intercompany	67,115	(165,986)	98,871	—	—		—
Proceeds from issuance of non-controlling interests	—	—	11,846	—	—		11,846
Purchase of non-controlling interests	—	—	(2,099)	—	—		(2,099)
Distributions to non-controlling interests	—	—	(7,071)	(3,484)	—		(10,555)

Net cash provided by (used in) financing activities	367,998	(166,737)	111,963	(20,913)	—		292,311

Net increase in cash and cash equivalents	7,001	2,761	4,431	70,401	—		84,594
Cash and cash equivalents at beginning of period	4,070	3,706	625	6,034	—		14,435

Cash and cash equivalents at end of period	$11,071	$6,467	$5,056	$76,435	$—		$99,029

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2015

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$4,070	$3,706	$625	$6,034	$—		$14,435
Accounts receivable, net	—	419,554	68,332	115,672	—		603,558
Current deferred tax asset	11,556	6,733	4,761	5,638	—		28,688
Intercompany receivables	—	1,974,229	127,373	—	(2,101,602	)(a)	—
Prepaid income taxes	7,979	—	—	8,715	—		16,694
Other current assets	10,521	34,887	5,731	34,640	—		85,779

Total Current Assets	34,126	2,439,109	206,822	170,699	(2,101,602)		749,154
Property and equipment, net	38,872	548,820	61,126	215,306	—		864,124
Investment in affiliates	4,111,682	66,015	—	—	(4,177,697	)(b)(c)	—
Goodwill	—	1,663,974	—	650,650	—		2,314,624
Identifiable intangibles, net	—	72,776	—	245,899	—		318,675
Non-current deferred tax asset	12,297	—	—	—	(12,297	)(d)	—
Other assets	3,841	108,524	659	29,077	—		142,101

Total Assets	$4,200,818	$4,899,218	$268,607	$1,311,631	$(6,291,596)		$4,388,678

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$28,615	$—	$—	$—	$—		$28,615
Current portion of long-term debt and notes payable	221,769	197	939	2,261	—		225,166
Accounts payable	10,445	101,156	16,997	8,811	—		137,409
Intercompany payables	1,974,229	127,373	—	—	(2,101,602	)(a)	—
Accrued payroll	22,970	66,908	3,916	27,195	—		120,989
Accrued vacation	6,406	50,254	9,363	7,954	—		73,977
Accrued interest	6,315	3	—	3,083	—		9,401
Accrued other	38,883	42,939	9,866	42,040	—		133,728

Total Current Liabilities	2,309,632	388,830	41,081	91,344	(2,101,602)		729,285
Long-term debt, net of current portion	984,743	452,417	90,860	632,710	—		2,160,730
Non-current deferred tax liability	—	114,394	9,239	107,369	(12,297	)(d)	218,705
Other non-current liabilities	47,190	41,904	4,798	39,328	—		133,220

Total Liabilities	3,341,565	997,545	145,978	870,751	(2,113,899)		3,241,940
Redeemable non-controlling interests	—	870	11,224	226,127	—		238,221
Stockholder's Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	904,375	—	—	—	—		904,375
Retained earnings (accumulated deficit)	(45,122)	1,189,688	(8,932)	(6,120)	(1,174,636	)(c)	(45,122)
Subsidiary investment	—	2,711,115	74,011	217,935	(3,003,061	)(b)	—

Total Select Medical Corporation Stockholder's Equity	859,253	3,900,803	65,079	211,815	(4,177,697)		859,253
Non-controlling interests	—	—	46,326	2,938	—		49,264

Total Equity	859,253	3,900,803	111,405	214,753	(4,177,697)		908,517

Total Liabilities and Equity	$4,200,818	$4,899,218	$268,607	$1,311,631	$(6,291,596)		$4,388,678

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

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2015

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$724	$2,675,169	$481,621	$585,222	$—		$3,742,736

Costs and expenses:
Cost of services	2,029	2,267,424	413,741	528,347	—		3,211,541
General and administrative	88,227	(890)	—	4,715	—		92,052
Bad debt expense	—	40,574	9,207	9,591	—		59,372
Depreciation and amortization	4,292	56,452	10,593	33,644	—		104,981

Total costs and expenses	94,548	2,363,560	433,541	576,297	—		3,467,946

Income (loss) from operations	(93,824)	311,609	48,080	8,925	—		274,790
Other income and expense:
Intercompany interest and royalty fees	(1,417)	1,387	30	—	—		—
Intercompany management fees	143,939	(119,512)	(24,427)	—	—		—
Non-operating gain	—	29,647	—	—	—		29,647
Equity in earnings of unconsolidated subsidiaries	—	16,719	92	—	—		16,811
Interest expense	(58,350)	(24,251)	(6,153)	(24,062)	—		(112,816)

Income (loss) from operations before income taxes	(9,652)	215,599	17,622	(15,137)	—		208,432
Income tax expense (benefit)	(7,869)	85,949	(512)	(5,132)	—		72,436
Equity in earnings of subsidiaries	132,519	8,966	—	—	(141,485	)(a)	—

Net income (loss)	130,736	138,616	18,134	(10,005)	(141,485)		135,996
Less: Net income (loss) attributable to non-controlling interests	—	49	9,095	(3,884)	—		5,260

Net income (loss) attributable to Select Medical Corporation	$130,736	$138,567	$9,039	$(6,121)	$(141,485)		$130,736

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2015

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$130,736	$138,616	$18,134	$(10,005)	$(141,485	)(a)	$135,996
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	13,870	99	—	—		13,969
Depreciation and amortization	4,292	56,452	10,593	33,644	—		104,981
Provision for bad debts	—	40,574	9,207	9,591	—		59,372
Equity in earnings of unconsolidated subsidiaries	—	(16,719)	(92)	—	—		(16,811)
Loss (gain) on sale of assets and businesses	—	(1,128)	16	14	—		(1,098)
Gain on sale of equity investment	—	(29,647)	—	—	—		(29,647)
Stock compensation expense	13,969	—	—	1,016	—		14,985
Amortization of debt discount, premium and issuance costs	7,404	—	—	2,139	—		9,543
Deferred income taxes	(3,484)	—	—	1,426	—		(2,058)
Changes in operating assets and liabilities, net of effects of business combinations:
Equity in earnings of subsidiaries	(132,519)	(8,966)	—	—	141,485	(a)	—
Accounts receivable	—	(83,142)	(10,255)	825	—		(92,572)
Other current assets	(2,661)	(2,236)	(396)	2,790	—		(2,503)
Other assets	10,840	(6,415)	288	—	—		4,713
Accounts payable	560	8,569	2,654	(9,438)	—		2,345
Accrued expenses	(1,508)	9,569	5,696	(6,557)	—		7,200

Net cash provided by operating activities	27,629	119,397	35,944	25,445	—		208,415

Investing activities
Acquisition of businesses, net of cash acquired	—	—	(8,832)	(1,052,796)	—		(1,061,628)
Purchases of property and equipment	(10,890)	(134,002)	(10,979)	(26,771)	—		(182,642)
Investment in businesses	—	(2,347)	—	—	—		(2,347)
Proceeds from sale of equity investment	—	33,096	—	—	—		33,096
Proceeds from sale of assets and businesses	—	1,742	24	1	—		1,767

Net cash used in investing activities	(10,890)	(101,511)	(19,787)	(1,079,566)	—		(1,211,754)

Financing activities
Borrowings on revolving facilities	1,115,000	—	—	20,000	—		1,135,000
Payments on revolving facilities	(880,000)	—	—	(15,000)	—		(895,000)
Net proceeds from term loans	—	—	—	623,575	—		623,575
Payments on term loans	(26,884)	—	—	(2,250)	—		(29,134)
Borrowings of other debt	8,684	—	1,681	3,009	—		13,374
Principal payments on other debt	(11,923)	(2,736)	(1,513)	(1,964)	—		(18,136)
Proceeds from bank overdrafts	6,869	—	—	—	—		6,869
Dividends paid to Holdings	(28,956)	—	—	—	—		(28,956)
Equity investment by Holdings	1,649	—	—	—	—		1,649
Tax benefit from stock based awards	1,846	—	—	—	—		1,846
Intercompany	(199,024)	(13,898)	(5,013)	217,935	—		—
Proceeds from issuance of non-controlling interests	—	—	—	217,065	—		217,065
Purchase of non-controlling interests	—	—	(1,095)	—	—		(1,095)
Distributions to non-controlling interests	—	—	(10,422)	(2,215)	—		(12,637)

Net cash provided by (used in) financing activities	(12,739)	(16,634)	(16,362)	1,060,155	—		1,014,420

Net increase (decrease) in cash and cash equivalents	4,000	1,252	(205)	6,034	—		11,081
Cash and cash equivalents at beginning of period	70	2,454	830	—	—		3,354

Cash and cash equivalents at end of period	$4,070	$3,706	$625	$6,034	$—		$14,435

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2014

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$721	$2,641,171	$423,125	$—	$3,065,017

Costs and expenses:
Cost of services	2,015	2,214,118	366,207	—	2,582,340
General and administrative	86,311	(1,064)	—	—	85,247
Bad debt expense	—	38,237	6,363	—	44,600
Depreciation and amortization	3,723	54,957	9,674	—	68,354

Total costs and expenses	92,049	2,306,248	382,244	—	2,780,541

Income (loss) from operations	(91,328)	334,923	40,881	—	284,476
Other income and expense:
Intercompany interest and royalty fees	(1,142)	1,131	11	—	—
Intercompany management fees	142,273	(121,230)	(21,043)	—	—
Equity in earnings of unconsolidated subsidiaries	—	6,958	86	—	7,044
Loss on early retirement of debt	(2,277)	—	—	—	(2,277)
Interest expense	(57,301)	(23,717)	(4,428)	—	(85,446)

Income (loss) from operations before income taxes	(9,775)	198,065	15,507	—	203,797
Income tax expense (benefit)	(4,333)	78,748	1,207	—	75,622
Equity in earnings of subsidiaries	126,069	7,690	—	(133,759) (a)	—

Net income	120,627	127,007	14,300	(133,759)	128,175
Less: Net income attributable to non-controlling interests	—	890	6,658	—	7,548

Net income attributable to Select Medical Corporation	$120,627	$126,117	$7,642	$(133,759)	$120,627

(a)
Elimination of equity in earnings of subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select's 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2014

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$120,627	$127,007	$14,300	$(133,759)	(a)	$128,175
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	11,889	65	—		11,954
Depreciation and amortization	3,723	54,957	9,674	—		68,354
Provision for bad debts	—	38,237	6,363	—		44,600
Equity in earnings of unconsolidated subsidiaries	—	(6,958)	(86)	—		(7,044)
Loss on early retirement of debt	2,277	—	—	—		2,277
Loss (gain) on sale of assets and businesses	—	(1,168)	120	—		(1,048)
Stock compensation expense	11,186	—	—	—		11,186
Amortization of debt discount, premium and issuance costs	7,553	—	—	—		7,553
Deferred income taxes	14,311	—	—	—		14,311
Changes in operating assets and liabilities, net of effects of business combinations:
Equity in earnings of subsidiaries	(126,069)	(7,690)	—	133,759	(a)	—
Accounts receivable	—	(80,394)	(17,408)	—		(97,802)
Other current assets	1,885	(4,004)	390	—		(1,729)
Other assets	2,811	(2,566)	(348)	—		(103)
Accounts payable	3,136	2,440	421	—		5,997
Accrued expenses	(6,353)	(9,407)	(279)	—		(16,039)

Net cash provided by operating activities	35,087	122,343	13,212	—		170,642

Investing activities
Acquisition of businesses, net of cash acquired	—	(397)	(814)	—		(1,211)
Purchases of property and equipment	(4,674)	(79,600)	(10,972)	—		(95,246)
Investment in businesses	—	(4,634)	—	—		(4,634)

Net cash used in investing activities	(4,674)	(84,631)	(11,786)	—		(101,091)

Financing activities
Borrowings on revolving facilities	910,000	—	—	—		910,000
Payments on revolving facilities	(870,000)	—	—	—		(870,000)
Payments on term loans	(33,994)	—	—	—		(33,994)
Net proceeds from 6.375% senior notes issuance	109,355	—	—	—		109,355
Term loan financing costs	(2,139)	—	—	—		(2,139)
Borrowings of other debt	8,151	—	925	—		9,076
Principal payments on other debt	(9,213)	(2,058)	(3,402)	—		(14,673)
Proceeds from bank overdrafts	9,240	—	—	—		9,240
Dividends paid to Holdings	(184,100)	—	—	—		(184,100)
Equity investment by Holdings	7,355	—	—	—		7,355
Tax benefit from stock based awards	3,119	—	—	—		3,119
Intercompany	21,812	(26,337)	4,525	—		—
Proceeds from issuance of non-controlling interests	—	—	185	—		185
Purchase of non-controlling interests	—	(9,961)	—	—		(9,961)
Distributions to non-controlling interests	—	—	(3,979)	—		(3,979)

Net cash used in financing activities	(30,414)	(38,356)	(1,746)	—		(70,516)

Net decrease in cash and cash equivalents	(1)	(644)	(320)	—		(965)
Cash and cash equivalents at beginning of period	71	3,098	1,150	—		4,319

Cash and cash equivalents at end of period	$70	$2,454	$830	$—		$3,354

(a)
Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Subsequent Events

        As announced on January 27, 2017, the Company is in negotiations to refinance Select's senior secured credit facility. The Company expects that its new senior secured credit facility, which will replace the Select credit facilities, will consist of $1,150.0 million of term loans with an interest rate of LIBOR plus 3.50% subject to a 1.00% LIBOR floor and a $450.0 million revolving credit facility with an interest rate of LIBOR plus 3.25%. The proposed refinancing is subject to customary terms and conditions, including negotiation and execution of definitive documentation. The Company anticipates that the refinancing, if completed, would close in March of 2017.

19. Selected Quarterly Financial Data (Unaudited)

        The tables below sets forth selected unaudited financial data for each quarter of the last two years. The financial data presented below is the same for both Select Medical Holdings Corporation and Select Medical Corporation, except for income per common share which is limited to Select Medical Holdings Corporation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2015
Net operating revenues	$795,343	$887,065	$1,021,123	$1,039,205
Income from operations	79,265	85,011	48,214	62,300
Net income attributable to Select Medical Holdings Corporation	35,063	36,940	29,406	29,327
Income per common share(1):
Basic	$0.27	$0.28	$0.22	$0.22
Diluted	$0.27	$0.28	$0.22	$0.22

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year ended December 31, 2016
Net operating revenues	$1,088,330	$1,097,631	$1,053,795	$1,046,265
Income from operations	86,886	101,054	56,162	55,745
Net income attributable to Select Medical Holdings Corporation	54,833	33,935	6,471	20,172
Income per common share(1):
Basic	$0.42	$0.26	$0.05	$0.15
Diluted	$0.42	$0.26	$0.05	$0.15

(1)
Due to rounding, the summation of quarterly income per share balances may not equal year to date equivalents.

        The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2017, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation
Select Medical Corporation

Schedule II—Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Charged to Cost and Expenses	Deductions(1)	Balance at End of Year
	(in thousands)
Allowance for Doubtful Accounts
Year ended December 31, 2016	$61,133	$69,093	$(66,439)	$63,787
Year ended December 31, 2015	$46,425	$59,372	$(44,664)	$61,133
Year ended December 31, 2014	$40,815	$44,600	$(38,990)	$46,425
Income Tax Valuation Allowance
Year ended December 31, 2016	$7,586	$18,835	$—	$26,421
Year ended December 31, 2015	$9,641	$(2,055)	$—	$7,586
Year ended December 31, 2014	$10,547	$(906)	$—	$9,641

(1)
Allowance for doubtful accounts deductions represent write-offs against the reserve for 2014, 2015, and 2016.