Form 10-Q
period 2017-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2017-05-04
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file numbers: 001-34465 and 001-31441

SELECT MEDICAL HOLDINGS CORPORATION

SELECT MEDICAL CORPORATION

(Exact name of Registrant as specified in its Charter)

Delaware	20-1764048
Delaware	23-2872718
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

4714 Gettysburg Road, P.O. Box 2034
Mechanicsburg, PA 17055
(Address of Principal Executive Offices and Zip code)

(717) 972-1100

(Registrants’ telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as such Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the Registrant, Select Medical Holdings Corporation, is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrant, Select Medical Corporation, is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2017, Select Medical Holdings Corporation had outstanding 132,759,535 shares of common stock.

This Form 10-Q is a combined quarterly report being filed separately by two Registrants: Select Medical Holdings Corporation and Select Medical Corporation. Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly owned operating subsidiary of Holdings, and any of Select’s subsidiaries. Any reference to “Concentra” refers to Concentra Inc., the indirect operating subsidiary of Concentra Group Holdings, LLC (“Concentra Group Holdings”), and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Holdings, Select, and Concentra Group Holdings and its subsidiaries.

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	March 31,	December 31,	March 31,
	2016	2017	2016	2017

ASSETS
Current Assets:
Cash and cash equivalents	$99,029	$65,211	$99,029	$65,211
Accounts receivable, net of allowance for doubtful accounts of $63,787 and $67,792 at 2016 and 2017, respectively	573,752	691,520	573,752	691,520
Prepaid income taxes	12,423	2,402	12,423	2,402
Other current assets	77,699	85,081	77,699	85,081
Total Current Assets	762,903	844,214	762,903	844,214

Property and equipment, net	892,217	897,146	892,217	897,146
Goodwill	2,751,000	2,759,764	2,751,000	2,759,764
Identifiable intangible assets, net	340,562	337,076	340,562	337,076
Other assets	173,944	164,737	173,944	164,737

Total Assets	$4,920,626	$5,002,937	$4,920,626	$5,002,937

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$39,362	$22,299	$39,362	$22,299
Current portion of long-term debt and notes payable	13,656	22,013	13,656	22,013
Accounts payable	126,558	125,118	126,558	125,118
Accrued payroll	146,397	110,196	146,397	110,196
Accrued vacation	83,261	88,736	83,261	88,736
Accrued interest	22,325	21,558	22,325	21,558
Accrued other	140,076	143,180	140,076	143,180
Income taxes payable	—	5,399	—	5,399
Total Current Liabilities	571,635	538,499	571,635	538,499

Long-term debt, net of current portion	2,685,333	2,771,410	2,685,333	2,771,410
Non-current deferred tax liability	199,078	195,729	199,078	195,729
Other non-current liabilities	136,520	142,208	136,520	142,208

Total Liabilities	3,592,566	3,647,846	3,592,566	3,647,846

Commitments and contingencies (Note 9)

Redeemable non-controlling interests	422,159	462,680	422,159	462,680

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 132,596,758 and 132,753,444 shares issued and outstanding at 2016 and 2017, respectively	132	132	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	443,908	450,373	925,111	931,661
Retained earnings (accumulated deficit)	371,685	351,224	(109,386)	(129,932)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	815,725	801,729	815,725	801,729
Non-controlling interest	90,176	90,682	90,176	90,682
Total Equity	905,901	892,411	905,901	892,411

Total Liabilities and Equity	$4,920,626	$5,002,937	$4,920,626	$5,002,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2017	2016	2017

Net operating revenues	$1,088,330	$1,111,361	$1,088,330	$1,111,361

Costs and expenses:
Cost of services	922,262	928,357	922,262	928,357
General and administrative	28,268	28,075	28,268	28,075
Bad debt expense	16,397	20,625	16,397	20,625
Depreciation and amortization	34,517	42,539	34,517	42,539
Total costs and expenses	1,001,444	1,019,596	1,001,444	1,019,596

Income from operations	86,886	91,765	86,886	91,765

Other income and expense:
Loss on early retirement of debt	(773)	(19,719)	(773)	(19,719)
Equity in earnings of unconsolidated subsidiaries	4,652	5,521	4,652	5,521
Non-operating gain (loss)	25,087	(49)	25,087	(49)
Interest expense	(38,848)	(40,853)	(38,848)	(40,853)

Income before income taxes	77,004	36,665	77,004	36,665

Income tax expense	17,060	13,202	17,060	13,202
Net income	59,944	23,463	59,944	23,463

Less: Net income attributable to non-controlling interests	5,111	7,593	5,111	7,593

Net income attributable to Select Medical Holdings
Corporation and Select Medical Corporation	$54,833	$15,870	$54,833	$15,870

Basic	$0.42	$0.12
Diluted	$0.42	$0.12

Weighted average shares outstanding:
Basic	127,500	128,464
Diluted	127,581	128,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Holdings Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$422,159	132,597	$132	$443,908	$371,685	$815,725	$90,176	$905,901
Net income attributable to Select Medical Holdings Corporation					15,870	15,870		15,870
Net income attributable to non-controlling interests	6,090					—	1,503	1,503
Issuance and vesting of restricted stock		101	0	4,280		4,280		4,280
Repurchase of common shares		(12)	0	(85)	(71)	(156)		(156)
Exercise of stock options		67	0	617		617		617
Issuance of non-controlling interests				1,653		1,653	441	2,094
Purchase of non-controlling interests	(57)				7	7		7
Distributions to non-controlling interests	(2,075)					—	(1,532)	(1,532)
Redemption adjustment on non-controlling interests	36,292				(36,292)	(36,292)		(36,292)
Other	271				25	25	94	119
Balance at March 31, 2017	$462,680	132,753	$132	$450,373	$351,224	$801,729	$90,682	$892,411

		Select Medical Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$422,159	0	$0	$925,111	$(109,386)	$815,725	$90,176	$905,901
Net income attributable to Select Medical Corporation					15,870	15,870		15,870
Net income attributable to non-controlling interests	6,090					—	1,503	1,503
Additional investment by Holdings				617		617		617
Dividends declared and paid to Holdings					(156)	(156)		(156)
Contribution related to restricted stock awards and stock option issuances by Holdings				4,280		4,280		4,280
Issuance of non-controlling interests				1,653		1,653	441	2,094
Purchase of non-controlling interests	(57)				7	7		7
Distributions to non-controlling interests	(2,075)					—	(1,532)	(1,532)
Redemption adjustment on non-controlling interests	36,292				(36,292)	(36,292)		(36,292)
Other	271				25	25	94	119
Balance at March 31, 2017	$462,680	0	$0	$931,661	$(129,932)	$801,729	$90,682	$892,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2017	2016	2017

Operating activities
Net income	$59,944	$23,463	$59,944	$23,463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	8,305	4,911	8,305	4,911
Depreciation and amortization	34,517	42,539	34,517	42,539
Provision for bad debts	16,397	20,625	16,397	20,625
Equity in earnings of unconsolidated subsidiaries	(4,652)	(5,521)	(4,652)	(5,521)
Loss on early retirement of debt	773	6,527	773	6,527
Gain on sale of assets and businesses	(30,393)	(4,609)	(30,393)	(4,609)
Impairment of equity investment	5,339	—	5,339	—
Stock compensation expense	3,976	4,586	3,976	4,586
Amortization of debt discount, premium and issuance costs	3,691	3,422	3,691	3,422
Deferred income taxes	(3,475)	(3,425)	(3,475)	(3,425)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(39,164)	(138,113)	(39,164)	(138,113)
Other current assets	7,560	(7,621)	7,560	(7,621)
Other assets	(891)	(48)	(891)	(48)
Accounts payable	(21,322)	412	(21,322)	412
Accrued expenses	51,193	(18,429)	51,193	(18,429)
Income taxes	19,370	15,420	19,370	15,420
Net cash provided by (used in) operating activities	111,168	(55,861)	111,168	(55,861)

Investing activities
Acquisition of businesses, net of cash acquired	(412,883)	(9,566)	(412,883)	(9,566)
Purchases of property and equipment	(46,768)	(50,653)	(46,768)	(50,653)
Investment in businesses	(623)	(500)	(623)	(500)
Proceeds from sale of assets and businesses	62,600	19,512	62,600	19,512
Net cash used in investing activities	(397,674)	(41,207)	(397,674)	(41,207)

Financing activities
Borrowings on revolving facilities	190,000	530,000	190,000	530,000
Payments on revolving facilities	(175,000)	(415,000)	(175,000)	(415,000)
Proceeds from term loans	600,127	1,139,822	600,127	1,139,822
Payments on term loans	(226,962)	(1,170,817)	(226,962)	(1,170,817)
Revolving facility debt issuance costs	—	(3,887)	—	(3,887)
Borrowings of other debt	6,727	6,571	6,727	6,571
Principal payments on other debt	(4,464)	(5,275)	(4,464)	(5,275)
Repayments of bank overdrafts	(28,615)	(17,062)	(28,615)	(17,062)
Repurchase of common stock	—	(156)	—	—
Dividends paid to Holdings	—	—	—	(156)
Proceeds from exercise of stock options	21	617	—	—
Equity investment by Holdings	—	—	21	617
Proceeds from issuance of non-controlling interests	—	2,094	—	2,094
Purchase of non-controlling interests	(1,294)	(50)	(1,294)	(50)
Distributions to non-controlling interests	(3,061)	(3,607)	(3,061)	(3,607)
Net cash provided by financing activities	357,479	63,250	357,479	63,250

Net increase (decrease) in cash and cash equivalents	70,973	(33,818)	70,973	(33,818)

Cash and cash equivalents at beginning of period	14,435	99,029	14,435	99,029
Cash and cash equivalents at end of period	$85,408	$65,211	$85,408	$65,211

Supplemental Information
Cash paid for interest	$21,544	$38,565	$21,544	$38,565
Cash paid for taxes	$1,209	$1,207	$1,209	$1,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) and Select Medical Corporation (“Select”) as of March 31, 2017, and for the three month periods ended March 31, 2016 and 2017, have been prepared in accordance with generally accepted accounting principles (“GAAP”). In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The condensed consolidated financial statements of Holdings include the accounts of its wholly owned subsidiary, Select. Holdings conducts substantially all of its business through Select and its subsidiaries.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted consistent with the rules and regulations of the Securities and Exchange Commission (the “SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017.

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

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) —Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Asset.  The standard  provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The standard will be effective for fiscal years beginning after December 15, 2017. The standard requires the selection of a retrospective or cumulative effect transition method. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 states that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should be accounted for as an asset acquisition. In addition, the ASU clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

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

Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight-line basis over the respective lease terms in the consolidated statements of operations.

In May 2014, March 2016, April 2016, and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively “the standards”), respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a retrospective or cumulative effect transition method.

The Company will be prepared to implement the new standards beginning January 1, 2018, using the retrospective transition method. Adoption of the new standard will result in material changes to the presentation of net operating revenues and bad debt expense in the consolidated statements of operations, but the presentation of the amount of income from operations and net income will be unchanged upon adoption of the new standards. The principal change the Company will experience under the new standards is how the Company accounts for amounts estimated as being realizable from a customer on the date which services have been provided. Under the current standards, the Company’s estimate for unrealizable amounts based upon historical experience was recorded to bad debt expense. Under the new standards, the Company’s estimate for unrealizable amounts based upon historical experience will be recognized as a direct reduction to revenue. Accounts receivable will continue to be subject to estimates of collectability, and bad debt expense and related allowances for doubtful accounts will continue to be recognized if estimates of collectability change in future periods. If accounts receivable become uncollectible due to bankruptcy, financial hardship or other factors that may arise and impact the Company’s ability to realize amounts owed to us, the Company will write-off these uncollectible accounts through the allowance for doubtful accounts.

The Company’s remaining implementation efforts will be focused principally on refining the accounting processes, disclosure processes, and internal controls.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changed the presentation of deferred income taxes. The standard changed the presentation of deferred income taxes through the requirement that all deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted the standard on January 1, 2017. The consolidated balance sheet at December 31, 2016 has been retrospectively adjusted. Adoption of the new standard impacted the Company’s previously reported results as follows:

	December 31, 2016
	As Reported	As Adjusted
	(in thousands)
Current deferred tax asset	$45,165	$—
Total current assets	808,068	762,903
Other assets	152,548	173,944
Total assets	4,944,395	4,920,626

Non-current deferred tax liability	222,847	199,078
Total liabilities	3,616,335	3,592,566
Total liabilities and equity	4,944,395	4,920,626

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to current year presentation. As discussed above, the prior year balance sheet presentation has been changed in order to conform to the current year balance sheet presentation for the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.

3.  Acquisitions

Physiotherapy Acquisition

On March 4, 2016, Select acquired 100% of the issued and outstanding equity securities of Physiotherapy Associates Holdings, Inc. (“Physiotherapy”) for $406.3 million, net of $12.3 million of cash acquired.

For the Physiotherapy acquisition, the Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value in accordance with the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations. During the three months ended March 31, 2017, the Company finalized the purchase price allocation.

The following table reconciles the allocation of the consideration given for identifiable net assets and goodwill acquired to the net cash paid for the acquired business (in thousands):

Cash and cash equivalents	$12,340
Identifiable tangible assets, excluding cash and cash equivalents	87,832
Identifiable intangible assets	32,484
Goodwill	343,187
Total assets	475,843
Total liabilities	54,685
Acquired non-controlling interests	2,514
Net assets acquired	418,644
Less: Cash and cash equivalents acquired	(12,340)
Net cash paid	$406,304

Goodwill of $343.2 million has been recognized in the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Physiotherapy’s future earnings potential and its assembled workforce. Goodwill has been assigned to the outpatient rehabilitation reporting unit and is not deductible for tax purposes. However, prior to its acquisition by the Company, Physiotherapy completed certain acquisitions that resulted in tax deductible goodwill with an estimated value of $8.8 million, which the Company will deduct through 2030.

Due to the integration of Physiotherapy into our outpatient rehabilitation operations, it is not practicable to separately identify net revenue and earnings of Physiotherapy on a stand-alone basis.

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Physiotherapy occurred on January 1, 2015. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated on the aforementioned date. The Company’s results of operations for the three months ended March 31, 2017 include Physiotherapy for the entire period and there are no pro forma adjustments; therefore, no pro forma information is presented for the period.

For the Three Months Ended March 31, 2016
(in thousands, except per share amounts)
Net revenue	$1,141,860
Net income	53,014
Income per common share:
Basic	$0.40
Diluted	$0.40

The net income tax impact was calculated at a statutory rate, as if Physiotherapy had been a subsidiary of the Company as of January 1, 2015. Pro forma results for the three months ended March 31, 2016 were adjusted to exclude approximately $3.2 million of Physiotherapy acquisition costs.

Other Acquisitions

The Company completed acquisitions within our Concentra and outpatient rehabilitation segments during the three months ended March 31, 2017. Consideration given for these acquisitions consisted of $9.6 million of cash, net of cash received. The assets received in these acquisitions consisted principally of accounts receivable, property and equipment, identifiable intangible assets, and goodwill, of which $8.6 million and $0.3 million of goodwill was recognized in our Concentra and outpatient rehabilitation reporting units, respectively.

4.              Intangible Assets and Liabilities

The Company’s goodwill and identifiable intangible assets and liabilities consist of the following:

	December 31,			March 31,
	2016			2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Goodwill	$2,751,000	$—	$2,751,000	$2,759,764	$—	$2,759,764

Identifiable intangibles—Indefinite lived assets:
Trademarks	166,698	—	166,698	166,698	—	166,698
Certificates of need	17,026	—	17,026	17,152	—	17,152
Accreditations	2,235	—	2,235	2,143	—	2,143
Identifiable intangibles—Finite lived assets:
Customer relationships	142,198	(23,185)	119,013	142,890	(26,908)	115,982
Favorable leasehold interests	13,089	(2,317)	10,772	13,177	(2,796)	10,381
Non-compete agreements	26,655	(1,837)	24,818	27,057	(2,337)	24,720
Total identifiable intangible assets	$367,901	$(27,339)	$340,562	$369,117	$(32,041)	$337,076

Identifiable intangibles—Finite lived liabilities:
Unfavorable leasehold interests	$5,139	$(1,410)	$3,729	$5,343	$(1,690)	$3,653

The Company’s customer relationships and non-compete agreements amortize over their estimated useful lives. Amortization expense was $3.8 million and $4.4 million for the three months ended March 31, 2016 and 2017, respectively. Estimated amortization expense of the Company’s customer relationships and non-compete agreements for each of the five succeeding years is $16.4 million annually.

The Company’s favorable leasehold interest assets and unfavorable leasehold interest liabilities are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date. The Company’s unfavorable leasehold interests are presented as part of accrued other and other non-current liabilities on the condensed consolidated balance sheets.

The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At March 31, 2017, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 2.6 years, respectively.

The changes in goodwill for the three months ended March 31, 2017 are as follows:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2016	$1,447,406	$643,557	$660,037	$2,751,000
Acquired	—	311	8,627	8,938
Measurement period adjustment	(342)	168	—	(174)
Balance as of March 31, 2017	$1,447,064	$644,036	$668,664	$2,759,764

See Note 3 for details of the goodwill acquired during the period.

5.              Long-Term Debt and Notes Payable

For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.

The Company’s long-term debt and notes payable consist of the following:

	December 31, 2016	March 31, 2017
	(in thousands)
Select 6.375% senior notes(1)	$702,545	$702,966
Select credit facilities:
Select revolving facility	220,000	335,000
Select term loan(2)	1,122,203	1,122,052
Other—Select	22,688	24,842
Total Select debt	2,067,436	2,184,860
Less: Select current maturities	8,996	21,641
Select long-term debt maturities	$2,058,440	$2,163,219
Concentra credit facilities:
Concentra term loans(3)	$626,375	$604,068
Other—Concentra	5,178	4,495
Total Concentra debt	631,553	608,563
Less: Concentra current maturities	4,660	372
Concentra long-term debt maturities	$626,893	$608,191

Total current maturities	$13,656	$22,013
Total long-term debt maturities	2,685,333	2,771,410
Total debt	$2,698,989	$2,793,423

(1)                                 Includes unamortized premium of $1.0 million and $0.9 million at December 31, 2016 and March 31, 2017, respectively. Includes unamortized debt issuance costs of $8.5 million and $8.0 million at December 31, 2016 and March 31, 2017, respectively.

(2)                                 Includes unamortized discounts of $12.0 million and $14.0 million at December 31, 2016 and March 31, 2017, respectively. Includes unamortized debt issuance costs of $13.6 million and $13.9 million at December 31, 2016 and March 31, 2017, respectively.

(3)                                 Includes unamortized discounts of $2.8 million and $2.6 million at December 31, 2016 and March 31, 2017, respectively. Includes unamortized debt issuance costs of $13.1 million and $12.5 million at December 31, 2016 and March 31, 2017, respectively.

Maturities of Long-Term Debt and Notes Payable

Maturities of the Company’s long-term debt and notes payable for the period April 1, 2017 through December 31, 2017 and for the years after 2017 are approximately as follows:

	Select	Concentra	Total
	(in thousands)
April 1, 2017 — December 31, 2017	$18,072	$343	$18,415
2018	14,976	128	15,104
2019	23,327	144	23,471
2020	11,568	3,177	14,745
2021	721,514	6,680	728,194
2022 and beyond	1,430,385	613,198	2,043,583
Total principal	2,219,842	623,670	2,843,512
Unamortized discounts and premiums	(13,051)	(2,641)	(15,692)
Unamortized debt issuance costs	(21,931)	(12,466)	(34,397)
Total	$2,184,860	$608,563	$2,793,423

Select Credit Facilities

On March 6, 2017, Select entered into a new senior secured credit agreement (the “Select credit agreement”) that provides for $1.6 billion in senior secured credit facilities comprising a $1.15 billion, seven-year term loan (the “Select term loan”) and a $450.0 million, five-year revolving credit facility (the “Select revolving facility” and together with the Select term loan, the “Select credit facilities”), including a $75.0 million sublimit for the issuance of standby letters of credit.

Select used borrowings under the Select credit facilities to: (i) refinance in full the series E tranche B term loans due June 1, 2018, the series F tranche B term loans due March 31, 2021, and the revolving facility maturing March 1, 2018 under its then existing credit facilities; and (ii) pay fees and expenses in connection with the refinancing.

Borrowings under the Select credit facilities bear interest at a rate equal to: (i) in the case of the Select term loan, Adjusted LIBO (as defined in the Select credit agreement) plus 3.50% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Select credit agreement) plus 2.50% (subject to an Alternate Base Rate floor of 2.00%); and (ii) in the case of the Select revolving facility, Adjusted LIBO plus a percentage ranging from 3.00% to 3.25% or Alternate Base Rate plus a percentage ranging from 2.00% to 2.25%, in each case based on Select’s leverage ratio.

The Select term loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Select term loan commencing on June 30, 2017.  The balance of the Select term loan will be payable on March 8, 2024; however, if the Select 6.375% senior notes, which are due June 1, 2021, are outstanding on March 1, 2021, the maturity date for the Select term loan will become March 1, 2021. The Select revolving facility will be payable on March 8, 2022; however, if the Select 6.375% senior notes are outstanding on February 1, 2021, the maturity date for the Select revolving facility will become February 1, 2021.

Select will be required to prepay borrowings under the Select credit facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the Select credit facilities or subject to a first lien intercreditor agreement, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (ii) 50% of excess cash flow (as defined in the Select credit agreement) if Select’s leverage ratio is greater than 4.50 to 1.00 and 25% of excess cash flow if Select’s leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, in each case, reduced by the aggregate amount of term loans, revolving loans and certain other debt optionally prepaid during the applicable fiscal year.  Select will not be required to prepay borrowings with excess cash flow if Select’s leverage ratio is less than or equal to 4.00 to 1.00.

The Select revolving facility requires Select to maintain a leverage ratio (as defined in the Select credit agreement), which is tested quarterly, not to exceed 6.25 to 1.00. After March 31, 2019, the leverage ratio must not exceed 6.00 to 1.00.  Failure to comply with this covenant would result in an event of default under the Select revolving facility and, absent a waiver or an amendment from the revolving lenders, preclude Select from making further borrowings under the Select revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Select revolving facility. The termination of the Select revolving facility commitments and the acceleration of amounts outstanding thereunder would constitute an event of default with respect to the Select term loan. As of March 31, 2017, Select’s leverage ratio was 6.01 to 1.00.

The Select credit facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Select credit facilities contain events of default for non-payment of principal and interest when due (subject, as to interest, to a grace period), cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.

Borrowings under the Select credit facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries and will be guaranteed by substantially all of Select’s future domestic subsidiaries and secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries and up to 65% of the capital stock of Select’s foreign subsidiaries held directly by Select or a domestic subsidiary.

Loss on Early Retirement of Debt

During the three months ended March 31, 2017, the Company refinanced its senior secured credit facilities, which consisted of the series E tranche B term loans due June 1, 2018, the series F tranche B term loans due March 31, 2021, and the revolving facility maturing March 1, 2018, which resulted in losses on early retirement of debt of $19.7 million.

Excess Cash Flow Payment

On March 1, 2017, Concentra made a principal prepayment of $23.1 million associated with the Concentra first lien term loans in accordance with the provision in the Concentra credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow.

6.  Fair Value

Financial instruments include cash and cash equivalents, notes payable, and long-term debt. The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

The face values, carrying values, and fair values of the Company’s 6.375% senior notes and credit facilities are as follows:

	December 31, 2016			March 31, 2017
	Face Value	Carrying Value	Fair Value	Face Value	Carrying Value	Fair Value
	(in thousands)
Select 6.375% senior notes(1)	$710,000	$702,545	$710,000	$710,000	$702,966	$715,325
Select credit facilities(2)	1,367,751	1,342,203	1,370,460	1,485,000	1,457,052	1,474,013
Concentra credit facilities(3)	642,239	626,375	644,648	619,175	604,068	622,271

(1)                                 The carrying value includes an unamortized premium of $1.0 million and $0.9 million at December 31, 2016 and March 31, 2017, respectively, and unamortized debt issuance costs of $8.5 million and $8.0 million at December 31, 2016 and March 31, 2017, respectively.

(2)                                 The carrying value includes unamortized discounts of $12.0 million and $14.0 million at December 31, 2016 and March 31, 2017, respectively, and unamortized debt issuance costs of $13.6 million and $13.9 million at December 31, 2016 and March 31, 2017, respectively.

(3)                                 The carrying value includes unamortized discounts of $2.8 million and $2.6 million at December 31, 2016 and March 31, 2017, respectively, and unamortized debt issuance costs of $13.1 million and $12.5 million at December 31, 2016 and March 31, 2017, respectively.

The fair values of the Select credit facilities and the Concentra credit facilities were based on quoted market prices for this debt in the syndicated loan market. The fair value of Select’s 6.375% senior notes debt was based on quoted market prices.

The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active.

7.              Segment Information

The Company’s reportable segments consist of: specialty hospitals, outpatient rehabilitation, and Concentra. Other activities include the Company’s corporate shared services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The accounting policies of the segments are the same as those described in the Annual Report on Form 10-K for the year ended December 31, 2016. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, Physiotherapy acquisition costs, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries.

The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	Three Months Ended March 31, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Net revenue	$598,954	$238,082	$250,877	$417	$1,088,330
Adjusted EBITDA	86,756	28,879	34,153	(21,173)	128,615
Total assets(2)	2,434,405	974,264	1,310,317	103,878	4,822,864
Capital expenditures	33,675	4,974	3,210	4,909	46,768

	Three Months Ended March 31, 2017
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net revenue	$598,787	$255,817	$256,149	$608	$1,111,361
Adjusted EBITDA	88,665	31,351	42,592	(23,718)	138,890
Total assets	2,622,220	980,261	1,297,672	102,784	5,002,937
Capital expenditures	32,357	6,673	8,686	2,937	50,653

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$86,756	$28,879	$34,153	$(21,173)
Depreciation and amortization	(13,893)	(4,036)	(15,376)	(1,212)
Stock compensation expense	—	—	(192)	(3,784)
Physiotherapy acquisition costs	—	—	—	(3,236)
Income (loss) from operations	$72,863	$24,843	$18,585	$(29,405)	$86,886
Loss on early retirement of debt					(773)
Equity in earnings of unconsolidated subsidiaries					4,652
Non-operating gain					25,087
Interest expense					(38,848)
Income before income taxes					$77,004

	Three Months Ended March 31, 2017
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$88,665	$31,351	$42,592	$(23,718)
Depreciation and amortization	(18,500)	(6,340)	(16,123)	(1,576)
Stock compensation expense	—	—	(306)	(4,280)
Income (loss) from operations	$70,165	$25,011	$26,163	$(29,574)	$91,765
Loss on early retirement of debt					(19,719)
Equity in earnings of unconsolidated subsidiaries					5,521
Non-operating loss					(49)
Interest expense					(40,853)
Income before income taxes					$36,665

(1)                                 The outpatient rehabilitation segment includes the operating results of the Company’s contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016. Total assets presented under outpatient rehabilitation at March 31, 2016 reflect the disposition of assets sold as a result of the sale of our contract therapy businesses.

(2)                                 Reflects the retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Total assets as of March 31, 2016 were retrospectively conformed to reflect the adoption of the standard, resulting in a reduction to total assets of $25.1 million.

8.  Income per Common Share

Holdings applies the two-class method for calculating and presenting income per common share. The two-class method is an earnings allocation formula that determines earnings per share for each class of stock participation rights in undistributed earnings.

The following table sets forth the calculation of income per share in Holdings’ condensed consolidated statements of operations and the differences between basic weighted average shares outstanding and diluted weighted average shares outstanding used to compute basic and diluted earnings per share, respectively.

	Three Months Ended March 31,
	2016	2017
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$54,833	$15,870
Less: Earnings allocated to unvested restricted stockholders	1,582	507
Net income available to common stockholders	$53,251	$15,363
Denominator:
Weighted average shares—basic	127,500	128,464
Effect of dilutive securities:
Stock options	81	164
Weighted average shares—diluted	127,581	128,628

Basic income per common share:	$0.42	$0.12
Diluted income per common share:	$0.42	$0.12

9.             Commitments and Contingencies

Litigation

The Company is a party to various legal actions, proceedings, and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings, and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties. The Department of Justice, Centers for Medicare & Medicaid Services (“CMS”), or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

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

Evansville Litigation

On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC (“SSH-Evansville”), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the United States Department of Justice notified the District Court of its decision not to intervene in the case.

In December 2015, the defendants filed a Motion to Dismiss the Second Amended Complaint on multiple grounds, including that the action is disallowed by the False Claims Act’s public disclosure bar, which disqualifies qui tam actions that are based on fraud already publicly disclosed through enumerated sources, unless the relator is an original source, and that the plaintiff-relators did not plead their claims with sufficient particularity, as required by the Federal Rules of Civil Procedure.

Thereafter, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010, which was based on certain statutory changes to the public disclosure bar language included in the Affordable Care Act. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff-relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non-retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff-relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and up-coding and the plaintiff relators’ retaliation claims. The plaintiff-relators then proposed a case management plan seeking nationwide discovery involving all of the Company’s LTCHs for the period from March 23, 2010 through the present, which the defendants have opposed. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Knoxville Litigation

On July 13, 2015, the United States District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. (“SSH-Knoxville”), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015.

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

In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed the plaintiff-relator’s lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator’s claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. After the Court of Appeals denied the Motion to Remand, the plaintiff-relator then sought an indicative ruling from the District Court that it would vacate its prior dismissal ruling and allow plaintiff-relator to supplement his Complaint, which the defendants have opposed. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Wilmington Litigation

On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital—Wilmington, Inc. (“SSH-Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16-347-LPS. The Complaint was initially filed under seal on May 12, 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention on January 13, 2017. The corporate defendants were served on March 6, 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. The Company intends to vigorously defend this action if the plaintiff-relator pursues it, but at this time the Company is unable to predict the timing and outcome of this matter.

Construction Commitments

At March 31, 2017, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $69.9 million.

10.  Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes

Select’s 6.375% senior notes are fully and unconditionally guaranteed, except for customary limitations, on a senior basis by all of Select’s wholly owned subsidiaries (the “Subsidiary Guarantors”) which is defined as a subsidiary where Select or a subsidiary of Select holds all of the outstanding ownership interests. Certain of Select’s subsidiaries did not guarantee the 6.375% senior notes (the “Non-Guarantor Subsidiaries” and Concentra Group Holdings and its subsidiaries, the “Non-Guarantor Concentra”).

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2016 and March 31, 2017 and for the three months ended March 31, 2016 and March 31, 2017.

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

Select Medical Corporation

Condensed Consolidating Balance Sheet

March 31, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$72	$6,836	$3,405	$54,898	$—		$65,211
Accounts receivable, net	—	442,132	125,079	124,309	—		691,520
Intercompany receivables	—	2,183,527	169,816	—	(2,353,343	) (a)	—
Prepaid income taxes	2,402	—	—	—	—		2,402
Other current assets	17,714	34,693	11,878	20,796	—		85,081
Total Current Assets	20,188	2,667,188	310,178	200,003	(2,353,343)		844,214

Property and equipment, net	49,309	609,822	54,118	183,897	—		897,146
Investment in affiliates	4,513,416	100,095	—	—	(4,613,511	) (b) (c)	—
Goodwill	—	2,091,100	—	668,664	—		2,759,764
Identifiable intangible assets, net	—	108,545	—	228,531	—		337,076
Other assets	50,355	86,384	38,882	16,577	(27,461	) (d)	164,737

Total Assets	$4,633,268	$5,663,134	$403,178	$1,297,672	$(6,994,315)		$5,002,937

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$22,299	$—	$—	$—	$—		$22,299
Current portion of long-term debt and notes payable	20,506	502	633	372			22,013
Accounts payable	13,349	78,195	17,429	16,145	—		125,118
Intercompany payables	2,183,527	169,816	—	—	(2,353,343	) (a)	—
Accrued payroll	4,268	76,290	2,488	27,150	—		110,196
Accrued vacation	3,740	57,763	11,968	15,265	—		88,736
Accrued interest	19,390	—	4	2,164	—		21,558
Accrued other	38,937	62,607	9,780	31,856	—		143,180
Income taxes payable	—	—	—	5,399	—		5,399
Total Current Liabilities	2,306,016	445,173	42,302	98,351	(2,353,343)		538,499

Long-term debt, net of current portion	1,482,768	525,263	155,188	608,191	—		2,771,410
Non-current deferred tax liability	—	135,640	667	86,883	(27,461	) (d)	195,729
Other non-current liabilities	42,755	56,617	6,849	35,987	—		142,208

Total Liabilities	3,831,539	1,162,693	205,006	829,412	(2,380,804)		3,647,846

Redeemable non-controlling interests	—	—	9,899	452,781	—		462,680

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	931,661	—	—	—	—		931,661
Retained earnings (accumulated deficit)	(129,932)	1,318,340	(40,858)	6,668	(1,284,150	) (c)	(129,932)
Subsidiary investment	—	3,182,101	142,123	5,137	(3,329,361	) (b)	—
Total Select Medical Corporation Stockholder’s Equity	801,729	4,500,441	101,265	11,805	(4,613,511)		801,729

Non-controlling interests	—	—	87,008	3,674	—		90,682
Total Equity	801,729	4,500,441	188,273	15,479	(4,613,511)		892,411

Total Liabilities and Equity	$4,633,268	$5,663,134	$403,178	$1,297,672	$(6,994,315)		$5,002,937

(a)  Elimination of intercompany balances.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$608	$684,902	$169,702	$256,149	$—		$1,111,361

Costs and expenses:
Cost of services	532	577,885	141,648	208,292	—		928,357
General and administrative	28,036	39	—	—	—		28,075
Bad debt expense	—	11,699	3,355	5,571	—		20,625
Depreciation and amortization	1,575	21,221	3,620	16,123	—		42,539
Total costs and expenses	30,143	610,844	148,623	229,986	—		1,019,596

Income (loss) from operations	(29,535)	74,058	21,079	26,163	—		91,765

Other income and expense:
Intercompany interest and royalty fees	(1,896)	3,415	(1,519)	—	—		—
Intercompany management fees	61,698	(52,421)	(9,277)	—	—		—
Loss on early retirement of debt	(19,719)	—	—	—	—		(19,719)
Equity in earnings of unconsolidated subsidiaries	—	5,493	28	—	—		5,521
Non-operating loss	—	(49)	—	—	—		(49)
Interest expense	(22,808)	(8,070)	(2,476)	(7,499)	—		(40,853)

Income (loss) before income taxes	(12,260)	22,426	7,835	18,664	—		36,665

Income tax expense	126	5,936	304	6,836	—		13,202
Equity in earnings of subsidiaries	28,256	6,247	—	—	(34,503	)(a)	—

Net income	15,870	22,737	7,531	11,828	(34,503)		23,463

Less: Net income attributable to non-controlling interests	—	—	1,069	6,524	—		7,593

Net income attributable to Select Medical Corporation	$15,870	$22,737	$6,462	$5,304	$(34,503)		$15,870

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income	$15,870	$22,737	$7,531	$11,828	$(34,503	)(a)	$23,463
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	4,893	18	—	—		4,911
Depreciation and amortization	1,575	21,221	3,620	16,123	—		42,539
Provision for bad debts	—	11,699	3,355	5,571	—		20,625
Equity in earnings of unconsolidated subsidiaries	—	(5,493)	(28)	—	—		(5,521)
Equity in earnings of consolidated subsidiaries	(28,256)	(6,247)	—	—	34,503	(a)	—
Loss on early retirement of debt	6,527	—	—	—	—		6,527
Loss (gain) on sale of assets and businesses	—	62	(4,671)	—	—		(4,609)
Stock compensation expense	4,280	—	—	306	—		4,586
Amortization of debt discount, premium and issuance costs	2,590	—	—	832	—		3,422
Deferred income taxes	1,005	—	—	(4,430)	—		(3,425)
Changes in operating assets and liabilities, net of
effects of business combinations:
Accounts receivable	—	(92,404)	(28,521)	(17,188)	—		(138,113)
Other current assets	(5,761)	(1,129)	(1,511)	780	—		(7,621)
Other assets	(3,753)	(11,531)	15,072	164	—		(48)
Accounts payable	2,574	694	(5,410)	2,554	—		412
Accrued expenses	(13,406)	(3,673)	3,940	(5,290)	—		(18,429)
Income taxes	4,256	—	—	11,164	—		15,420
Net cash provided by (used in) operating activities	(12,499)	(59,171)	(6,605)	22,414	—		(55,861)

Investing activities
Acquisition of businesses, net of cash acquired	—	(445)	—	(9,121)	—		(9,566)
Purchases of property and equipment	(2,937)	(29,268)	(9,762)	(8,686)	—		(50,653)
Investment in businesses	—	(500)	—	—	—		(500)
Proceeds from sale of assets and businesses	—	7	19,505	—	—		19,512
Net cash provided by (used in) investing activities	(2,937)	(30,206)	9,743	(17,807)	—		(41,207)

Financing activities
Borrowings on revolving facilities	530,000	—	—	—	—		530,000
Payments on revolving facilities	(415,000)	—	—	—	—		(415,000)
Proceeds from term loans	1,139,822	—	—	—	—		1,139,822
Payments on term loans	(1,147,752)	—	—	(23,065)	—		(1,170,817)
Revolving facility debt issuance costs	(3,887)	—	—	—	—		(3,887)
Borrowings of other debt	6,571	—	—	—	—		6,571
Principal payments on other debt	(3,704)	(80)	(695)	(796)	—		(5,275)
Repayments of bank overdrafts	(17,062)	—	—	—	—		(17,062)
Dividends paid to Holdings	(156)	—	—	—	—		(156)
Equity investment by Holdings	617	—	—	—	—		617
Intercompany	(85,012)	89,876	(4,864)	—	—		—
Proceeds from issuance of non-controlling interests	—	—	2,094	—	—		2,094
Purchase of non-controlling interests	—	(50)	—	—	—		(50)
Distributions to non-controlling interests	—	—	(1,324)	(2,283)	—		(3,607)
Net cash provided by (used in) financing activities	4,437	89,746	(4,789)	(26,144)	—		63,250

Net increase (decrease) in cash and cash equivalents	(10,999)	369	(1,651)	(21,537)	—		(33,818)

Cash and cash equivalents at beginning of period	11,071	6,467	5,056	76,435	—		99,029
Cash and cash equivalents at end of period	$72	$6,836	$3,405	$54,898	$—		$65,211

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$11,071	$6,467	$5,056	$76,435	$—		$99,029
Accounts receivable, net	—	361,327	99,913	112,512	—		573,752
Intercompany receivables	—	2,237,362	157,324	—	(2,394,686	) (a)	—
Prepaid income taxes	6,658	—	—	5,765	—		12,423
Other current assets	11,953	33,860	10,367	21,519	—		77,699
Total Current Assets	29,682	2,639,016	272,660	216,231	(2,394,686)		762,903

Property and equipment, net	48,697	601,426	52,851	189,243	—		892,217
Investment in affiliates	4,515,998	92,389	—	—	(4,608,387	) (b) (c)	—
Goodwill	—	2,090,963	—	660,037	—		2,751,000
Identifiable intangible assets, net	—	109,132	—	231,430	—		340,562
Other assets	45,636	84,803	53,954	16,235	(26,684	) (d)	173,944

Total Assets	$4,640,013	$5,617,729	$379,465	$1,313,176	$(7,029,757)		$4,920,626

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$39,362	$—	$—	$—	$—		$39,362
Current portion of long-term debt and notes payable	7,227	445	1,324	4,660	—		13,656
Accounts payable	10,775	78,166	22,839	14,778	—		126,558
Intercompany payables	2,237,362	157,324	—	—	(2,394,686	) (a)	—
Accrued payroll	16,963	92,187	4,275	32,972	—		146,397
Accrued vacation	3,440	55,297	10,857	13,667	—		83,261
Accrued interest	20,114	—	—	2,211	—		22,325
Accrued other	39,155	60,871	6,152	33,898	—		140,076
Total Current Liabilities	2,374,398	444,290	45,447	102,186	(2,394,686)		571,635

Long-term debt, net of current portion	1,407,066	513,938	137,436	626,893	—		2,685,333
Non-current deferred tax liability	—	133,852	596	91,314	(26,684	) (d)	199,078
Other non-current liabilities	42,824	53,399	5,865	34,432	—		136,520

Total Liabilities	3,824,288	1,145,479	189,344	854,825	(2,421,370)		3,592,566

Redeemable non-controlling interests	—	—	10,169	411,990	—		422,159

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	925,111	—	—	—	—		925,111
Retained earnings (accumulated deficit)	(109,386)	1,295,603	(39,546)	1,364	(1,257,421	) (c)	(109,386)
Subsidiary investment	—	3,176,647	132,890	41,429	(3,350,966	) (b)	—
Total Select Medical Corporation Stockholder’s Equity	815,725	4,472,250	93,344	42,793	(4,608,387)		815,725

Non-controlling interests	—	—	86,608	3,568	—		90,176
Total Equity	815,725	4,472,250	179,952	46,361	(4,608,387)		905,901

Total Liabilities and Equity	$4,640,013	$5,617,729	$379,465	$1,313,176	$(7,029,757)		$4,920,626

(a)  Elimination of intercompany balances.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$417	$711,868	$125,168	$250,877	$—		$1,088,330

Costs and expenses:
Cost of services	344	602,521	106,195	213,202	—		922,262
General and administrative	28,387	(119)	—	—	—		28,268
Bad debt expense	—	10,698	1,985	3,714	—		16,397
Depreciation and amortization	1,211	15,211	2,719	15,376	—		34,517
Total costs and expenses	29,942	628,311	110,899	232,292	—		1,001,444

Income (loss) from operations	(29,525)	83,557	14,269	18,585	—		86,886

Other income and expense:
Intercompany interest and royalty fees	(1,058)	2,854	(1,796)	—	—		—
Intercompany management fees	55,357	(49,525)	(5,832)	—	—		—
Loss on early retirement of debt	(773)	—	—	—	—		(773)
Equity in earnings of unconsolidated subsidiaries	—	4,627	25	—	—		4,652
Non-operating gain (loss)	30,432	(5,345)	—	—	—		25,087
Interest expense	(20,346)	(6,634)	(1,639)	(10,229)	—		(38,848)

Income before income taxes	34,087	29,534	5,027	8,356	—		77,004

Income tax expense (benefit)	8,612	5,615	(65)	2,898	—		17,060
Equity in earnings of subsidiaries	29,358	3,117	—	—	(32,475	) (a)	—

Net income	54,833	27,036	5,092	5,458	(32,475)		59,944

Less: Net income attributable to non-controlling interests	—	—	1,886	3,225	—		5,111

Net income attributable to Select Medical Corporation	$54,833	$27,036	$3,206	$2,233	$(32,475)		$54,833

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$54,833	$27,036	$5,092	$5,458	$(32,475	)(a)	$59,944
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	8,283	22	—	—		8,305
Depreciation and amortization	1,211	15,211	2,719	15,376	—		34,517
Provision for bad debts	—	10,698	1,985	3,714	—		16,397
Equity in earnings of unconsolidated subsidiaries	—	(4,627)	(25)	—	—		(4,652)
Equity in earnings of consolidated subsidiaries	(29,358)	(3,117)	—	—	32,475	(a)	—
Loss on early retirement of debt	773	—	—	—	—		773
Loss (gain) on sale of assets and business	(30,432)	23	16	—	—		(30,393)
Impairment of equity investment	—	5,339	—	—	—		5,339
Stock compensation expense	3,784	—	—	192	—		3,976
Amortization of debt discount, premium and issuance costs	2,838	—	—	853	—		3,691
Deferred income taxes	(3,294)	—	—	(181)	—		(3,475)
Changes in operating assets and liabilities, net of
effects of business combinations:
Accounts receivable	—	(18,362)	(13,913)	(6,889)	—		(39,164)
Other current assets	(5,472)	4,411	(522)	9,143	—		7,560
Other assets	155	(70)	19	(995)	—		(891)
Accounts payable	(12)	(18,456)	(4,242)	1,388	—		(21,322)
Accrued expenses	(2,149)	50,917	1,040	1,385	—		51,193
Income taxes	16,483	—	—	2,887	—		19,370
Net cash provided by (used in) operating activities	9,360	77,286	(7,809)	32,331	—		111,168

Investing activities
Acquisition of businesses, net of cash acquired	(408,654)	(605)	—	(3,624)	—		(412,883)
Purchases of property and equipment	(4,909)	(32,571)	(6,078)	(3,210)	—		(46,768)
Investment in businesses	—	(623)	—	—	—		(623)
Proceeds from sale of assets and business	62,597	—	3	—	—		62,600
Net cash used in investing activities	(350,966)	(33,799)	(6,075)	(6,834)	—		(397,674)

Financing activities
Borrowings on revolving facilities	190,000	—	—	—	—		190,000
Payments on revolving facilities	(170,000)	—	—	(5,000)	—		(175,000)
Proceeds from term loans	600,127	—	—	—	—		600,127
Payments on term loans	(225,837)	—	—	(1,125)	—		(226,962)
Borrowings of other debt	6,727	—	—	—	—		6,727
Principal payments on other debt	(3,028)	(37)	(557)	(842)	—		(4,464)
Repayments of bank overdrafts	(28,615)	—	—	—	—		(28,615)
Equity investment by Holdings	21	—	—	—	—		21
Intercompany	17,341	(36,170)	18,829	—	—		—
Purchase of non-controlling interests	—	(1,294)	—	—	—		(1,294)
Distributions to non-controlling interests	(2,432)	—	—	(629)	—		(3,061)
Net cash provided by (used in) financing activities	384,304	(37,501)	18,272	(7,596)	—		357,479

Net increase in cash and cash equivalents	42,698	5,986	4,388	17,901	—		70,973

Cash and cash equivalents at beginning of period	4,070	3,706	625	6,034	—		14,435
Cash and cash equivalents at end of period	$46,768	$9,692	$5,013	$23,935	$—		$85,408

(a)  Elimination of equity in earnings of consolidated subsidiaries.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes.

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, and sources of liquidity.

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

•                  the impact of the Bipartisan Budget Act of 2013 (the “BBA of 2013”), which established payment limits for Medicare patients who do not meet specified criteria, may result in a reduction in net operating revenues and profitability of our long term acute care hospitals (“LTCHs”);

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

•                  the effect of claims asserted against us could subject us to substantial uninsured liabilities; and

•                  other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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

Overview

We began operations in 1997 and, based on number of facilities, are one of the largest operators of specialty hospitals, outpatient rehabilitation clinics, and occupational medicine centers in the United States. As of March 31, 2017, we had operations in 46 states and the District of Columbia. As of March 31, 2017, we operated 122 specialty hospitals in 27 states and 1,610 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, operated 308 medical centers in 38 states as of March 31, 2017. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or “CBOCs.”

We manage our Company through three business segments: specialty hospitals, outpatient rehabilitation, and Concentra. We had net operating revenues of $1,111.4 million for the three months ended March 31, 2017. Of this total, we earned approximately 54% of our net operating revenues from our specialty hospitals segment, approximately 23% from our outpatient rehabilitation segment, and approximately 23% from our Concentra segment. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, physical therapy, veteran’s healthcare, and consumer health services.

Non-GAAP Measure

We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating segments. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles (“GAAP”). Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation, or as an alternative to or substitute for net income, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

The below table reconciles net income and income from operations to Adjusted EBITDA and should be referred to when we discuss Adjusted EBITDA.

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Net income	$59,944	$23,463
Income tax expense	17,060	13,202
Interest expense	38,848	40,853
Non-operating loss (gain)	(25,087)	49
Equity in earnings of unconsolidated subsidiaries	(4,652)	(5,521)
Loss on early retirement of debt	773	19,719
Income from operations	86,886	91,765
Stock compensation expense:
Included in general and administrative	3,248	3,749
Included in cost of services	728	837
Depreciation and amortization	34,517	42,539
Physiotherapy acquisition costs	3,236	—
Adjusted EBITDA	$128,615	$138,890

Summary Financial Results

Three Months Ended March 31, 2017

For the three months ended March 31, 2017, our net operating revenues increased 2.1% to $1,111.4 million, compared to $1,088.3 million for the three months ended March 31, 2016. Income from operations increased 5.6% to $91.8 million for the three months ended March 31, 2017, compared to $86.9 million for the three months ended March 31, 2016. Net income was $23.5 million for the three months ended March 31, 2017, which includes a pre-tax loss on early retirement of debt of $19.7 million. Net income was $59.9 million for the three months ended March 31, 2016, which includes a pre-tax non-operating gain of $25.1 million and a pre-tax loss on early retirement of debt of $0.8 million. Our Adjusted EBITDA increased 8.0% to $138.9 million for the three months ended March 31, 2017, compared to $128.6 million for the three months ended March 31, 2016. Our Adjusted EBITDA margin was 12.5% for the three months ended March 31, 2017, compared to 11.8% for the three months ended March 31, 2016.

Significant Events

Refinancing

On March 6, 2017, Select entered into a new senior secured credit agreement that provides for $1.6 billion in senior secured credit facilities comprising a $1.15 billion, seven-year term loan and a $450.0 million, five-year revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit. Select used borrowings under the new Select credit facilities to: (i) repay the series E tranche B term loans due June 1, 2018, the series F tranche B term loans due March 31, 2021, and the revolving facility maturing March 1, 2018 under Select’s 2011 senior secured credit facility; and (ii) pay fees and expenses in connection with the refinancing.

Regulatory Changes

Our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 23, 2017, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.

Medicare Reimbursement

The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 30% of our net operating revenues for both the three months ended March 31, 2017 and for the year ended December 31, 2016.

Medicare Reimbursement of LTCH Services

There have been significant regulatory changes affecting LTCHs that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of CMS. All Medicare payments to our LTCHs are made in accordance with the long term care hospital prospective payment system (“LTCH-PPS”). Proposed rules specifically related to LTCHs are generally published in April or May, finalized in August, and effective on October 1st of each year.

The following is a summary of significant changes to the Medicare prospective payment system for LTCHs which have affected our financial performance in the periods covered by this report or may affect our financial performance and financial condition in the future.

Fiscal Year 2016.  On August 17, 2015, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2016 (affecting discharges and cost reporting periods beginning on or after October 1, 2015 through September 30, 2016). The standard federal rate was set at $41,763, an increase from the standard federal rate applicable during fiscal year 2015 of $41,044. The update to the standard federal rate for fiscal year 2016 included a market basket increase of 2.4%, less a productivity adjustment of 0.5%, and less a reduction of 0.2% mandated by the Affordable Care Act (“ACA”). The fixed loss amount for high cost outlier cases paid under LTCH-PPS was set at $16,423, an increase from the fixed loss amount in the 2015 fiscal year of $14,972. The fixed loss amount for high cost outlier cases paid under the site neutral payment rate described below was set at $22,538.

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

Fiscal Year 2018. On April 14, 2017, CMS released an advanced copy of the proposed policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). The standard federal rate would be set at $41,497, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018, if adopted, would include a market basket increase of 2.8%, less a productivity adjustment of 0.4%, and less a reduction of 0.75% mandated by the ACA. The standard federal rate would be further reduced by the proposed short-stay outlier changes, as described below. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS, if adopted, would be set at $30,081, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate, if adopted, would be set at $26,713, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.

Patient Criteria

The BBA of 2013, enacted December 26, 2013, establishes a dual-rate LTCH-PPS for Medicare patients discharged from an LTCH. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs will be reimbursed at the LTCH-PPS standard federal payment rate only if, immediately preceding the patient’s LTCH admission, the patient was discharged from a “subsection (d) hospital” (generally, a short-term acute care hospital paid under the inpatient prospective payment system, or “IPPS”) and either the patient’s stay included at least three days in an intensive care unit (ICU) or coronary care unit (CCU) at the subsection (d) hospital, or the patient was assigned to Medicare severity diagnosis-related group (“MS-LTC-DRG”) for LTCHs for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid at the LTCH-PPS standard federal payment rate, the patient’s discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet these criteria, the LTCH will be paid a lower “site neutral” payment rate, which will be the lower of: (i) IPPS comparable per diem payment rate capped at the Medicare severity diagnosis-related group (“MS-DRG”) payment rate plus any outlier payments; or (ii) 100 percent of the estimated costs for services.

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

Current law, as amended by the 21st Century Cures Act, precludes CMS from applying the 25 Percent Rule for freestanding LTCHs to cost reporting years beginning before July 1, 2016 and for discharges occurring on or after October 1, 2016 and before October 1, 2017. In addition, current law applies higher percentage admissions thresholds under the 25 Percent Rule for most hospitals within hospitals (“HIHs”) for cost reporting years beginning before July 1, 2016 and effective for discharges occurring on or after October 1, 2016 and before October 1, 2017. For freestanding LTCHs the percentage admissions threshold is suspended during the relief periods. For HIHs the percentage admissions threshold is raised from 25% to 50% during the relief periods. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with a Metropolitan Statistical Area (“MSA”) dominant hospital the referral percentage was raised from 50% to 75%. Grandfathered HIHs are exempt from the 25 Percent Rule regulations.

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

For fiscal year 2018, CMS is proposing a regulatory moratorium on the implementation of the 25 Percent Rule. If adopted in the final rule, the 25 Percent Rule would apply to discharges occurring on or after October 1, 2018. Moreover, if this proposal is not finalized, CMS proposes to apply the 25 Percent Rule to discharges occurring on or after October 1, 2017.

Short Stay Outlier Policy

CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier, or “SSO.” SSO cases are paid based on the lesser of (i) 100% of the average cost of the case, (ii) 120% of the MS-LTC-DRG specific per diem amount multiplied by the patient’s length of stay, (iii) the full MS-LTC-DRG payment, or (iv) a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS.

For fiscal year 2018, CMS is proposing to change SSO policy such that all SSO cases discharged on or after October 1, 2017 would be paid using only the last of these four options - a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. If adopted, CMS anticipates that this proposed change to the payment formula for SSO cases would result in a net increase in aggregate Medicare LTCH payments compared to aggregate Medicare LTCH payments under the current methodology, which would be offset by a budget neutrality adjustment decreasing payment to non-SSO cases.

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

Medicare Reimbursement of Inpatient Rehabilitation Facility Services

The following is a summary of significant changes to the Medicare prospective payment system for inpatient rehabilitation facilities (“IRFs”) which have affected our financial performance in the periods covered by this report or may affect our financial performance and financial condition in the future. Medicare payments to our IRFs are made in accordance with the inpatient rehabilitation facility prospective payment system (“IRF-PPS”).

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

Fiscal Year 2018.   On April 27, 2017, CMS released an advanced copy of the proposed policies and payment rates for the IRF-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). The standard payment conversion factor for discharges for fiscal year 2018 would be set at $15,835, an increase from the standard payment conversion factor applicable during fiscal year 2017 of $15,708. The update to the standard payment conversion factor for fiscal year 2018, if adopted, would include a market basket increase of 2.7%, less a productivity adjustment of 0.4%, and less a reduction of 0.75% mandated by the ACA. As noted below, the proposed update to the standard payment conversion factor for fiscal year 2018 is impacted further by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. CMS proposed to increase the outlier threshold amount for fiscal year 2018 to $8,656 from $7,984 established in the final rule for fiscal year 2017.

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

Patient Classification Criteria

In order to qualify as an IRF a hospital must demonstrate that during its most recent twelve month cost reporting period it served an inpatient population of whom at least 60% required intensive rehabilitation services for one or more of 13 conditions specified by regulation. Compliance with the 60% rule is demonstrated through either medical review or the “presumptive” method, in which a patient’s diagnosis codes are compared to a “presumptive compliance” list.  For fiscal year 2018, CMS is proposing changes to the 60% rule’s presumptive methodology, including (i) addressing certain International Classification of Diseases, Tenth Revision, Clinical Modification (“ICD-10-CM”) diagnosis codes for patients with traumatic brain injury and hip fracture conditions; (ii) identifying major multiple trauma codes that did not translate exactly (one-for-one) between International Classification of Diseases, Ninth Revision, Clinical Modification (“ICD-9-CM”) and ICD-10-CM; (iii) removing certain non-specific and arthritis diagnosis codes that were inadvertently re-introduced through the ICD-10-CM conversion process; and (iv) removing one ICD-10-CM code, G72.89—Other specified myopathies.

Medicare Reimbursement of Outpatient Rehabilitation Services

The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. For services provided in 2017 through 2019, a 0.5% update will be applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit-Based Incentive Payment System (“MIPS”). For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and the alternative payment models (“APMs”). In 2026 and subsequent years eligible professionals participating in APMs that meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, will be subject to future notice and comment rule-making.

Operating Statistics

The following table sets forth operating statistics for our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended March 31,
	2016	2017
Specialty hospitals data:(1)
Number of hospitals owned—start of period	118	115
Number of hospitals acquired	—	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	(1)
Number of hospitals owned—end of period	118	114
Number of hospitals managed—end of period	9	8
Total number of hospitals (all)—end of period	127	122
Long term acute care hospitals	109	102
Rehabilitation hospitals	18	20
Available licensed beds(2)	5,172	5,148
Admissions(2)	13,861	13,895
Patient days(2)	337,971	317,365
Average length of stay (days)(2)	24	23
Net revenue per patient day(2)(3)	$1,632	$1,716
Occupancy rate(2)	72%	68%
Percent patient days—Medicare(2)	57%	55%

Outpatient rehabilitation data:
Number of clinics owned—start of period	896	1,445
Number of clinics acquired	543	1
Number of clinic start-ups	6	8
Number of clinics closed/sold	(4)	(9)
Number of clinics owned—end of period	1,441	1,445
Number of clinics managed—end of period	160	165
Total number of clinics (all)—end of period	1,601	1,610
Number of visits(2)	1,576,554	2,075,790
Net revenue per visit(2)(4)	$103	$102

Concentra data:
Number of centers owned—start of period	300	300
Number of centers acquired	2	6
Number of center start-ups	—	2
Number of centers closed/sold	(1)	—
Number of centers owned—end of period	301	308
Number of visits(5)	1,845,715	1,886,815
Net revenue per visit(5)(6)	$118	$118

(1)                                 Specialty hospitals consist of LTCHs and IRFs.

(2)                                 Data excludes specialty hospitals and outpatient clinics managed by the Company.

(3)                                 Net revenue per patient day is calculated by dividing specialty hospitals direct patient service revenues by the total number of patient days.

(4)                                 Net revenue per visit is calculated by dividing outpatient rehabilitation clinic direct patient service revenue by the total number of visits. For purposes of this computation, outpatient rehabilitation direct patient service clinic revenue does not include managed clinics or contract therapy revenue.

(5)                                 Data excludes onsite clinics and CBOCs.

(6)                                 Net revenue per visit is calculated by dividing center direct patient service revenue by the total number of center visits.

Results of Operations

The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended March 31,
	2016	2017
Net operating revenues	100.0%	100.0%
Cost of services(1)	84.7	83.5
General and administrative	2.6	2.5
Bad debt expense	1.5	1.9
Depreciation and amortization	3.2	3.8
Income from operations	8.0	8.3
Loss on early retirement of debt	(0.1)	(1.8)
Equity in earnings of unconsolidated subsidiaries	0.4	0.5
Non-operating gain (loss)	2.3	(0.0)
Interest expense	(3.5)	(3.7)
Income before income taxes	7.1	3.3
Income tax expense	1.6	1.2
Net income	5.5	2.1
Net income attributable to non-controlling interests	0.5	0.7
Net income attributable to Holdings and Select	5.0%	1.4%

(1)                                 Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

The following table summarizes selected financial data by business segment for the periods indicated:

	Three Months Ended March 31,
	2016	2017	% Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$598,954	$598,787	(0.0)%
Outpatient rehabilitation(1)	238,082	255,817	7.4
Concentra	250,877	256,149	2.1
Other(2)	417	608	N/M
Total Company	$1,088,330	$1,111,361	2.1%
Income (loss) from operations:
Specialty hospitals	$72,863	$70,165	(3.7)%
Outpatient rehabilitation(1)	24,843	25,011	0.7
Concentra	18,585	26,163	40.8
Other(2)	(29,405)	(29,574)	(0.6)
Total Company	$86,886	$91,765	5.6%
Adjusted EBITDA:
Specialty hospitals	$86,756	$88,665	2.2%
Outpatient rehabilitation(1)	28,879	31,351	8.6
Concentra	34,153	42,592	24.7
Other(2)	(21,173)	(23,718)	(12.0)
Total Company	$128,615	$138,890	8.0%
Adjusted EBITDA margins:
Specialty hospitals	14.5%	14.8%
Outpatient rehabilitation(1)	12.1	12.3
Concentra	13.6	16.6
Other(2)	N/M	N/M
Total Company	11.8%	12.5%
Total assets: (3)
Specialty hospitals	$2,434,405	$2,622,220
Outpatient rehabilitation(1)	974,264	980,261
Concentra	1,310,317	1,297,672
Other(2)	103,878	102,784
Total Company	$4,822,864	$5,002,937
Purchases of property and equipment, net:
Specialty hospitals	$33,675	$32,357
Outpatient rehabilitation(1)	4,974	6,673
Concentra	3,210	8,686
Other(2)	4,909	2,937
Total Company	$46,768	$50,653

N/M—Not Meaningful.

(1)                                 The outpatient rehabilitation segment includes the operating results of our contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016. Total assets presented under outpatient rehabilitation at March 31, 2016 reflect the disposition of assets sold as a result of the sale of our contract therapy businesses.

(2)                                 Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.

(3)                                 Reflects the retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Total assets as of March 31, 2016 were retrospectively conformed to reflect the adoption of the standard, resulting in a reduction to total assets of $25.1 million.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, non-operating gain, interest expense, income taxes, and non-controlling interest, which, in each case, are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased 2.1% to $1,111.4 million for the three months ended March 31, 2017, compared to $1,088.3 million for the three months ended March 31, 2016. The principal changes in our net operating revenues for the three months ended March 31, 2017 were caused by increases at our outpatient rehabilitation segment, which were driven by our acquisition of Physiotherapy on March 4, 2016, offset in part by a decrease in net operating revenues due to the sale of our contract therapy businesses on March 31, 2016, and increases in net operating revenues at our Concentra segment.

Specialty Hospitals Segment.  Net operating revenues were $598.8 million for the three months ended March 31, 2017, compared to $599.0 million for the three months ended March 31, 2016 for our specialty hospitals segment. Net operating revenues for the three months ended March 31, 2017 were substantially unchanged compared to the three months ended March 31, 2016. We continue to experience transitions, as described below, in our specialty hospitals operations which we expect to positively impact our net operating revenues in the future.

We recently commenced specialty hospital operations at four new inpatient rehabilitation facilities which are now contributing to our specialty hospital net operating revenues; however, during the three months ended March 31, 2017, the contributions from these hospitals were offset by decreases in our net operating revenues at our LTCHs, as discussed above under “Regulatory Changes—Medicare Reimbursement of LTCH Services—Patient Criteria,” and closed specialty hospitals. The implementation of the Medicare patient criteria regulatory changes afforded us an opportunity to adjust our LTCH operations to better align to those patients which meet LTCH patient criteria. This has resulted in increases in occupancy of higher acuity patient populations at our LTCHs, as our LTCHs became subject to the new rules beginning October 1, 2015. Our LTCH occupancy rates, as illustrated in the table below, reveal the sequential trend showing our occupancy rate decline as our hospitals phased in the new patient criteria eligibility requirements and the subsequent case mix index improvements we experienced to date as we transitioned our services towards higher acuity patients in our LTCH operations.

	2015		2016		2017
	Occupancy Percentage	Case Mix Index	Occupancy Percentage	Case Mix Index	Occupancy Percentage	Case Mix Index
Three months ended:
March 31	71%	1.22	71%	1.24	68%	1.28
June 30	70%	1.21	67%	1.27
September 30	70%	1.18	61%	1.26
December 31	70%	1.21	63%	1.26

Our overall specialty hospitals average net operating revenue per patient day increased 5.1% to $1,716 for the three months ended March 31, 2017, compared to $1,632 for the three months ended March 31, 2016.

Outpatient Rehabilitation Segment.  Net operating revenues increased 7.4% to $255.8 million for the three months ended March 31, 2017, compared to $238.1 million for the three months ended March 31, 2016 for our outpatient rehabilitation segment. The increase in net operating revenues was principally due to an increase in visits from our Physiotherapy outpatient rehabilitation clinics, which we acquired on March 4, 2016, and growth in visits at our other outpatient rehabilitation clinics. Visits increased 31.7% to 2,075,790 visits for the three months ended March 31, 2017, compared to 1,576,554 visits for the three months ended March 31, 2016. Net revenue per visit was $102 for the three months ended March 31, 2017, compared to $103 for the three months ended March 31, 2016. The decrease in net revenue per visit is the result of lower per visit rates at our Physiotherapy clinics.

Concentra Segment.  Net operating revenues increased 2.1% to $256.1 million for the three months ended March 31, 2017, compared to $250.9 million for the three months ended March 31, 2016 for our Concentra segment. The increase in net operating revenues was due to an increase in visits principally from newly acquired and developed medical centers. We had 1,886,815 visits in our centers for the three months ended March 31, 2017, compared to 1,845,715 visits for the three months ended March 31, 2016. Net revenue per visit was $118 for both the three months ended March 31, 2017 and 2016.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses increased to $977.1 million, or 87.9% of net operating revenues, for the three months ended March 31, 2017, compared to $966.9 million, or 88.8% of net operating revenues, for the three months ended March 31, 2016. Our cost of services, a major component of which is labor expense, was $928.4 million, or 83.5% of net operating revenues, for the three months ended March 31, 2017, compared to $922.3 million, or 84.7% of net operating revenues, for the three months ended March 31, 2016. The decrease in our relative operating expenses is principally due to the sale of our contract therapy businesses on March 31, 2016, specialty hospital closures, and cost reductions achieved by Concentra. Facility rent expense, a component of cost of services, was $56.5 million for the three months ended March 31, 2017, compared to $52.0 million for the three months ended March 31, 2016. General and administrative expenses were $28.1 million for the three months ended March 31, 2017, compared $28.3 million for the three months ended March 31, 2016, which included $3.2 million of Physiotherapy acquisition costs. General and administrative expenses as a percentage of net operating revenues were 2.5% for the three months ended March 31, 2017, compared to 2.6% for the three months ended March 31, 2016. Our bad debt expense was $20.6 million, or 1.9% of net operating revenues, for the three months ended March 31, 2017, compared to $16.4 million, or 1.5% of net operating revenues, for the three months ended March 31, 2016. The increase was principally the result of increases in bad debt expense in our outpatient rehabilitation segment, primarily due to Physiotherapy, and in our Concentra segment.

Adjusted EBITDA

Specialty Hospitals Segment.  Adjusted EBITDA increased 2.2% to $88.7 million for the three months ended March 31, 2017, compared to $86.8 million for the three months ended March 31, 2016 for our specialty hospitals segment. Our Adjusted EBITDA margin for the segment was 14.8% for the three months ended March 31, 2017, compared to 14.5% for the three months ended March 31, 2016. The increase in Adjusted EBITDA for our specialty hospitals segment was primarily driven by reductions in Adjusted EBITDA losses in our start-up specialty hospitals. Adjusted EBITDA losses in our start-up specialty hospitals were $2.0 million for the three months ended March 31, 2017, compared to $3.8 million for the three months ended March 31, 2016.

Outpatient Rehabilitation Segment.  Adjusted EBITDA increased 8.6% to $31.4 million for the three months ended March 31, 2017, compared to $28.9 million for the three months ended March 31, 2016 for our outpatient rehabilitation segment. The increase in Adjusted EBITDA for our outpatient rehabilitation segment was principally the result of increases in net operating revenues, as discussed above under “Net Operating Revenues.” Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.3% for the three months ended March 31, 2017, compared to 12.1% for the three months ended March 31, 2016. The increase was principally due to the sale of our contract therapy businesses on March 31, 2016, which operated at lower Adjusted EBITDA margins than our outpatient rehabilitation clinics.

Concentra Segment.  Adjusted EBITDA increased 24.7% to $42.6 million for the three months ended March 31, 2017, compared to $34.2 million for the three months ended March 31, 2016 for our Concentra segment. Our Adjusted EBITDA margin for the Concentra segment was 16.6% for the three months ended March 31, 2017, compared to 13.6% for the three months ended March 31, 2016. The increase in Adjusted EBITDA for our Concentra segment was principally the result of cost reductions we have achieved.

Other.  The Adjusted EBITDA loss was $23.7 million for the three months ended March 31, 2017, compared to an Adjusted EBITDA loss was $21.2 million for the three months ended March 31, 2016.

Depreciation and Amortization

Depreciation and amortization expense was $42.5 million for the three months ended March 31, 2017, compared to $34.5 million for the three months ended March 31, 2016. The increase was principally due to new inpatient rehabilitation facilities operating in our specialty hospitals segment and Physiotherapy, which we acquired on March 4, 2016.

Income from Operations

For the three months ended March 31, 2017, we had income from operations of $91.8 million, compared to $86.9 million for the three months ended March 31, 2016. The increase resulted principally from the improved operating performance in our Concentra segment.

Loss on Early Retirement of Debt

During the three months ended March 31, 2017, we refinanced Select’s senior secured credit facilities, which consisted of the series E tranche B term loans due June 1, 2018, the series F tranche B term loans due March 31, 2021, and the revolving facility maturing March 1, 2018, which resulted in losses on early retirement of debt of $19.7 million.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended March 31, 2017, we had equity in earnings of unconsolidated subsidiaries of $5.5 million, compared $4.7 million for the three months ended March 31, 2016. The increase in our equity in earnings of unconsolidated subsidiaries resulted principally from improved performance in our inpatient rehabilitation businesses in which we have a minority interest.

Non-Operating Gain

We recognized a non-operating gain of $25.1 million during the three months ended March 31, 2016, principally due to the sale of our contract therapy businesses.

Interest Expense

Interest expense was $40.9 million for the three months ended March 31, 2017, compared to $38.8 million for the three months ended March 31, 2016. The increase in interest expense was principally the result of increases in our indebtedness as a result of the acquisition of Physiotherapy.

Income Taxes

We recorded income tax expense of $13.2 million for the three months ended March 31, 2017, which represented an effective tax rate of 36.0%. We recorded income tax expense of $17.1 million for the three months ended March 31, 2016, which represented an effective tax rate of 22.2%. Our effective tax rate for the three months March 31, 2016 benefited from the sale of our contract therapy businesses. Our tax basis in our contract therapy businesses exceeded our selling price. As a result, we had no tax expense related to the gain on the sale of our contract therapy businesses.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests was $7.6 million for the three months ended March 31, 2017, compared to $5.1 million for the three months ended March 31, 2016. The increase is principally due the minority interest owners’ share of income from Concentra.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2017 and Three Months Ended March 31, 2016

In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Three Months Ended March 31,
	2016	2017
	(in thousands)
Cash flows provided by (used in) operating activities	$111,168	$(55,861)
Cash flows used in investing activities	(397,674)	(41,207)
Cash flows provided by financing activities	357,479	63,250
Net increase (decrease) in cash and cash equivalents	70,973	(33,818)
Cash and cash equivalents at beginning of period	14,435	99,029
Cash and cash equivalents at end of period	$85,408	$65,211

Operating activities used $55.9 million of cash flows for the three months ended March 31, 2017. The decrease in operating cash flows for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 is principally due to increases in our accounts receivable. Our days sales outstanding was 56 days at March 31, 2017, compared to 51 days at December 31, 2016 and 52 days at March 31, 2016. Our days sales outstanding will fluctuate based upon variability in our collection cycles. The increase in our days sales outstanding and related decline in our operating cash flows is primarily related to the current underpayments we are receiving through the periodic interim payment program from Medicare in our LTCHs. These underpayments will be corrected in future months as our periodic interim payments are reconciled and reset by our fiscal intermediaries.

Investing activities used $41.2 million for the three months ended March 31, 2017. The principal use of cash was $50.7 million for purchases of property and equipment and $9.6 million for the acquisition of Concentra centers and outpatient rehabilitation clinics, offset in part by $19.5 million of proceeds from the sale of assets. Investing activities used $397.7 million of cash flow for the three months ended March 31, 2016, principally due to the acquisition of Physiotherapy.

Financing activities provided $63.3 million of cash flows for the three months ended March 31, 2017. The principal source of cash was net borrowings under the Select revolving facility of $115.0 million, offset by cash used for financing costs, and $23.1 million of cash used for a principal prepayment associated with the Concentra credit facilities.

Financing activities provided $357.5 million of cash flows for the three months ended March 31, 2016. The principal source of cash was the issuance of $625.0 million aggregate principal amount of series F tranche B term loans, net of discounts and debt issuance costs of $24.9 million, offset by $215.7 million of cash used to repay the series D tranche B term loans.

Capital Resources

Working capital.  We had net working capital of $305.7 million at March 31, 2017, compare to $191.3 million at December 31, 2016. The increase in net working capital is primarily due to an increase in our accounts receivable.

Select credit facilities.  On March 6, 2017, Select entered into a new senior secured credit agreement that provides for $1.6 billion in senior secured credit facilities comprising a $1.15 billion, seven-year term loan and a $450.0 million, five-year revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit.  Select used borrowings under the Select credit facilities to: (i) repay the series E tranche B term loans due June 1, 2018, the series F tranche B term loans due March 31, 2021, and the revolving facility due March 1, 2018 under its then existing credit facilities; and (ii) pay fees and expenses in connection with the refinancing.

Borrowings under the Select credit facilities bear interest at a rate equal to: (i) in the case of the Select term loan, Adjusted LIBO (as defined in the Select credit agreement) plus 3.50% (subject to an Adjusted LIBO floor of 1.00%), or Alternate Base Rate (as defined in the Select credit agreement) plus 2.50% (subject to an Alternate Base Rate floor of 2.00%); and (ii) in the case of the Select revolving facility, Adjusted LIBO plus a percentage ranging from 3.00% to 3.25% or Alternate Base Rate plus a percentage ranging from 2.00% to 2.25%, in each case based on Select’s leverage ratio.

The Select term loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Select term loan commencing on June 30, 2017. The balance of the Select term loan will be payable on March 8, 2024; however, if the Select 6.375% senior notes, which are due June 1, 2021, are outstanding on March 1, 2021, the maturity date for the Select term loan will become March 1, 2021. The Select revolving facility will be payable on March 8, 2022; however, if the Select 6.375% senior notes are outstanding on February 1, 2021, the maturity date for the Select revolving facility will become February 1, 2021.

Select will be required to prepay borrowings under the Select credit facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the Select credit facilities or subject to a first lien intercreditor agreement, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (ii) 50% of excess cash flow (as defined in the Select credit agreement) if Select’s leverage ratio is greater than 4.50 to 1.00 and 25% of excess cash flow if Select’s leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, in each case, reduced by the aggregate amount of term loans, revolving loans and certain other debt optionally prepaid during the applicable fiscal year. Select will not be required to prepay borrowings with excess cash flow if Select’s leverage ratio is less than or equal to 4.00 to 1.00.

The Select revolving facility requires Select to maintain a leverage ratio (as defined in the Select credit agreement), which is tested quarterly, not to exceed 6.25 to 1.00. After March 31, 2019, the leverage ratio must not exceed 6.00 to 1.00.  Failure to comply with this covenant would result in an event of default under the Select revolving facility and, absent a waiver or an amendment from the revolving lenders, preclude Select from making further borrowings under the Select revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Select revolving facility. The termination of the Select revolving facility commitments and the acceleration of amounts outstanding thereunder would constitute an event of default with respect to the Select term loan. As of March 31, 2017, Select’s leverage ratio was 6.01 to 1.00.

The Select credit facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Select credit facilities contain events of default for non-payment of principal and interest when due (subject, as to interest, to a grace period), cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.

Borrowings under the Select credit facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries and will be guaranteed by substantially all of Select’s future domestic subsidiaries and secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries and up to 65% of the capital stock of Select’s foreign subsidiaries held directly by Select or a domestic subsidiary.

At March 31, 2017, Select had outstanding borrowings under the Select credit facilities of the $1,150.0 million Select term loan (excluding unamortized discounts and debt issuance costs of $27.9 million) and borrowings of $335.0 million (excluding letters of credit) under the Select revolving facility. At March 31, 2017, Select had $74.1 million of availability under the Select revolving facility after giving effect to $40.9 million of outstanding letters of credit.

Concentra credit facilities.  Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.

On March 1, 2017, Concentra made a principal prepayment of $23.1 million associated with its first lien term loans in accordance with the provision in the Concentra credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Concentra credit facilities.

At March 31, 2017, Concentra had outstanding borrowings under the Concentra credit facilities of $619.2 million (excluding unamortized discounts and debt issuance costs of $15.1 million) of first lien term loans. Concentra did not have any borrowings under the Concentra revolving facility. At March 31, 2017, Concentra had $43.4 million of availability under its revolving facility after giving effect to $6.6 million of outstanding letters of credit.

Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2017, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended March 31, 2017. Since the inception of the program through March 31, 2017, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

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

Use of Capital Resources.  We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers, and from time to time we may also develop new inpatient rehabilitation hospitals and occupational medicine centers. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow through opportunistic acquisitions.

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) —Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Asset.  The standard  provides guidance for recognizing gains and losses from the transfer of nonfinancial assets and in-substance non-financial assets in contracts with non-customers, unless other specific guidance applies. The standard requires a company to derecognize nonfinancial assets once it transfers control. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a noncontrolling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. The standard will be effective for fiscal years beginning after December 15, 2017. The standard requires the selection of a retrospective or cumulative effect transition method. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 states that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should be accounted for as an asset acquisition. In addition, the ASU clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard will be effective for fiscal years beginning after December 15, 2017. The Company is currently evaluating the standard to determine the impact it will have on its consolidated financial statements.

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

Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight-line basis over the respective lease terms in the consolidated statements of operations.

In May 2014, March 2016, April 2016, and December 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, ASU 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations, ASU 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing, ASU 2016-12, Revenue from Contracts with Customers, Narrow Scope Improvements and Practical Expedients, and ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customer (collectively “the standards”), respectively, which supersede most of the current revenue recognition requirements. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers are also required. The original standards were effective for fiscal years beginning after December 15, 2016; however, in July 2015, the FASB approved a one-year deferral of these standards, with a new effective date for fiscal years beginning after December 15, 2017. The standards require the selection of a retrospective or cumulative effect transition method.

The Company will be prepared to implement the new standards beginning January 1, 2018, using the retrospective transition method. Adoption of the new standard will result in material changes to the presentation of net operating revenues and bad debt expense in the consolidated statements of operations, but the presentation of the amount of income from operations and net income will be unchanged upon adoption of the new standards. The principal change the Company will experience under the new standards is how the Company accounts for amounts estimated as being realizable from a customer on the date which services have been provided. Under the current standards, the Company’s estimate for unrealizable amounts based upon historical experience was recorded to bad debt expense. Under the new standards, the Company’s estimate for unrealizable amounts based upon historical experience will be recognized as a direct reduction to revenue. Accounts receivable will continue to be subject to estimates of collectability, and bad debt expense and related allowances for doubtful accounts will continue to be recognized if estimates of collectability change in future periods. If accounts receivable become uncollectible due to bankruptcy, financial hardship or other factors that may arise and impact the Company’s ability to realize amounts owed to us, the Company will write-off these uncollectible accounts through the allowance for doubtful accounts.

The Company’s remaining implementation efforts will be focused principally on refining the accounting processes, disclosure processes, and internal controls.

Recently Adopted Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changed the presentation of deferred income taxes. The standard changed the presentation of deferred income taxes through the requirement that all deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted the standard on January 1, 2017. The consolidated balance sheet at December 31, 2016 has been retrospectively adjusted. Adoption of the new standard impacted the Company’s previously reported results as follows:

	December 31, 2016
	As Reported	As Adjusted
	(in thousands)
Current deferred tax asset	$45,165	$—
Total current assets	808,068	762,903
Other assets	152,548	173,944
Total assets	4,944,395	4,920,626

Non-current deferred tax liability	222,847	199,078
Total liabilities	3,616,335	3,592,566
Total liabilities and equity	4,944,395	4,920,626

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra credit facilities.

As of March 31, 2017, Select had a $1,150.0 million term loan (excluding unamortized discounts and debt issuance discounts) outstanding and $335.0 million in revolving borrowings outstanding under the Select credit facilities, which bear interest at variable rates.

As of March 31, 2017, Concentra had $619.2 million (excluding unamortized discounts and debt issuance costs) in term loans outstanding under the Concentra credit facilities, which bear interest at variable rates. Concentra did not have any outstanding revolving borrowings at March 31, 2017.

Certain of Select’s and Concentra’s outstanding borrowings that bear interest at variable rates may be effectively fixed based upon then current interest rates if the Adjusted LIBO Rate does not exceed the applicable Adjusted LIBO Rate floors for such borrowings:

•                  The $1,150.0 million Select term loan is subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, if the Adjusted LIBO Rate does not exceed 1.00%, Select’s interest rate on this indebtedness is effectively fixed at 4.50%.

•                  The $619.2 million Concentra first lien term loans are subject to an Adjusted LIBO Rate floor of 1.00%. Therefore, if the Adjusted LIBO Rate does not exceed 1.00%, Concentra’s interest rate on this indebtedness is effectively fixed at 4.00%.

However, the Select and Concentra revolving borrowings are not subject to an Adjusted LIBO Rate floor.

The following table summarizes the impact of hypothetical increases in market interest rates as of March 31, 2017 on our consolidated interest expense over the subsequent twelve month period:

Increase in Market Interest Rate	Interest Rate Expense Increases Per Annum (in thousands)(1)
0.25%	$5,260
0.50%	10,521
0.75%	15,781
1.00%	21,042

(1)                                 Based on the 3-month LIBOR rate of 1.15% as of March 31, 2017, an increase in interest rates would impact the interest rate paid on Select’s and Concentra’s variable rate debt, as indicated in the table above.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of March 31, 2017 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

The Company is a party to various legal actions, proceedings, and claims (some of which are not insured), and regulatory and other governmental audits and investigations in the ordinary course of its business. The Company cannot predict the ultimate outcome of pending litigation, proceedings, and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties. The Department of Justice, CMS or other federal and state enforcement and regulatory agencies may conduct additional investigations related to the Company’s businesses in the future that may, either individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations, and liquidity.

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

Evansville Litigation

On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC (“SSH-Evansville”), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaces a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the United States Department of Justice notified the District Court of its decision not to intervene in the case.

In December 2015, the defendants filed a Motion to Dismiss the Second Amended Complaint on multiple grounds, including that the action is disallowed by the False Claims Act’s public disclosure bar, which disqualifies qui tam actions that are based on fraud already publicly disclosed through enumerated sources, unless the relator is an original source, and that the plaintiff-relators did not plead their claims with sufficient particularity, as required by the Federal Rules of Civil Procedure.

Thereafter, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010, which was based on certain statutory changes to the public disclosure bar language included in the Affordable Care Act. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff-relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non-retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff-relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff-relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and up-coding and the plaintiff-relators’ retaliation claims. The plaintiff-relators then proposed a case management plan seeking nationwide discovery involving all of the Company’s LTCHs for the period from March 23, 2010 through the present, which the defendants have opposed. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Knoxville Litigation

On July 13, 2015, the United States District Court for the Eastern District of Tennessee unsealed a qui tam Complaint in Armes v. Garman, et al, No. 3:14-cv-00172-TAV-CCS, which named as defendants Select, Select Specialty Hospital—Knoxville, Inc. (“SSH-Knoxville”), Select Specialty Hospital—North Knoxville, Inc. and ten current or former employees of these facilities. The Complaint was unsealed after the United States and the State of Tennessee notified the court on July 13, 2015 that each had decided not to intervene in the case. The Complaint is a civil action that was filed under seal on April 29, 2014 by a respiratory therapist formerly employed at SSH-Knoxville. The Complaint alleges violations of the federal False Claims Act and the Tennessee Medicaid False Claims Act based on extending patient stays to increase reimbursement and to increase average length of stay; artificially prolonging the lives of patients to increase Medicare reimbursements and decrease inspections; admitting patients who do not require medically necessary care; performing unnecessary procedures and services; and delaying performance of procedures to increase billing. The Complaint was served on some of the defendants during October 2015.

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

In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed the plaintiff-relator’s lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator’s claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. After the Court of Appeals denied the Motion to Remand, the plaintiff-relator then sought an indicative ruling from the District Court that it would vacate its prior dismissal ruling and allow plaintiff-relator to supplement his Complaint, which the defendants have opposed. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Wilmington Litigation

On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital—Wilmington, Inc. (“SSH-Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16-347-LPS. The Complaint was initially filed under seal on May 12, 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention on January 13, 2017. The corporate defendants were served on March 6, 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. The Company intends to vigorously defend this action if the plaintiff-relator pursues it, but at this time the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.                                       RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2017 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended March 31, 2017 under the authorized common stock repurchase program.

The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2017:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2017	1,868	$13.25	—	$185,249,408
February 1 - February 28, 2017	10,350	12.70	—	185,249,408
March 1 - March 31, 2017	—	—	—	185,249,408
Total	12,218	$12.78	—	$185,249,408

(1)                                 Represents shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                                                OTHER INFORMATION

None.

ITEM 6.                                                EXHIBITS

The exhibits to this report are listed in the Exhibit Index appearing on page 49 hereof.

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
Dated: May 4, 2017

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)
Dated: May 4, 2017

EXHIBIT INDEX

Number	Description

10.1

Credit Agreement, dated as of March 6, 2017, among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as Co-Syndication Agents and RBC Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., as CoDocumentation Agents and the other lenders and issuing banks party thereto, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on March 7, 2017 (Reg Nos. 001- 34465 and 001-314411).

10.2	Change of Control Agreement, dated February 16, 2017, between Select Medical Corporation and John A. Saich.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the three months ended March 31, 2017 and (v) Notes to Condensed Consolidated Financial Statements.