Form 10-Q
period 2017-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2017-08-03
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

As of July 31, 2017, Select Medical Holdings Corporation had outstanding 132,936,770 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	June 30,	December 31,	June 30,
	2016	2017	2016	2017

ASSETS
Current Assets:
Cash and cash equivalents	$99,029	$73,799	$99,029	$73,799
Accounts receivable, net of allowance for doubtful accounts of $63,787 and $67,769 at 2016 and 2017, respectively	573,752	714,236	573,752	714,236
Prepaid income taxes	12,423	—	12,423	—
Other current assets	77,699	83,211	77,699	83,211
Total Current Assets	762,903	871,246	762,903	871,246

Property and equipment, net	892,217	911,532	892,217	911,532
Goodwill	2,751,000	2,766,296	2,751,000	2,766,296
Identifiable intangible assets, net	340,562	335,704	340,562	335,704
Other assets	173,944	169,433	173,944	169,433

Total Assets	$4,920,626	$5,054,211	$4,920,626	$5,054,211

LIABILITIES AND EQUITY
Current Liabilities:
Bank overdrafts	$39,362	$34,134	$39,362	$34,134
Current portion of long-term debt and notes payable	13,656	26,577	13,656	26,577
Accounts payable	126,558	123,631	126,558	123,631
Accrued payroll	146,397	119,187	146,397	119,187
Accrued vacation	83,261	92,250	83,261	92,250
Accrued interest	22,325	19,277	22,325	19,277
Accrued other	140,076	146,853	140,076	146,853
Income taxes payable	—	6,976	—	6,976
Total Current Liabilities	571,635	568,885	571,635	568,885

Long-term debt, net of current portion	2,685,333	2,734,132	2,685,333	2,734,132
Non-current deferred tax liability	199,078	197,411	199,078	197,411
Other non-current liabilities	136,520	141,279	136,520	141,279

Total Liabilities	3,592,566	3,641,707	3,592,566	3,641,707

Commitments and contingencies (Note 8)

Redeemable non-controlling interests	422,159	468,850	422,159	468,850

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 132,596,758 and 132,929,545 shares issued and outstanding at 2016 and 2017, respectively	132	133	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	443,908	454,892	925,111	936,428
Retained earnings (accumulated deficit)	371,685	393,294	(109,386)	(88,109)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	815,725	848,319	815,725	848,319
Non-controlling interest	90,176	95,335	90,176	95,335
Total Equity	905,901	943,654	905,901	943,654

Total Liabilities and Equity	$4,920,626	$5,054,211	$4,920,626	$5,054,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2016	2017	2016	2017

Net operating revenues	$1,097,631	$1,120,675	$1,097,631	$1,120,675

Costs and expenses:
Cost of services	916,985	920,230	916,985	920,230
General and administrative	25,870	28,275	25,870	28,275
Bad debt expense	17,517	18,174	17,517	18,174
Depreciation and amortization	36,205	38,333	36,205	38,333
Total costs and expenses	996,577	1,005,012	996,577	1,005,012

Income from operations	101,054	115,663	101,054	115,663

Other income and expense:
Equity in earnings of unconsolidated subsidiaries	4,546	5,666	4,546	5,666
Non-operating gain	13,035	—	13,035	—
Interest expense	(44,332)	(37,655)	(44,332)	(37,655)

Income before income taxes	74,303	83,674	74,303	83,674

Income tax expense	33,450	32,374	33,450	32,374
Net income	40,853	51,300	40,853	51,300

Less: Net income attributable to non-controlling interests	6,918	9,245	6,918	9,245

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$33,935	$42,055	$33,935	$42,055

Basic	$0.26	$0.32
Diluted	$0.26	$0.32

Weighted average shares outstanding:
Basic	127,626	128,624
Diluted	127,820	128,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017

Net operating revenues	$2,185,961	$2,232,036	$2,185,961	$2,232,036

Costs and expenses:
Cost of services	1,839,247	1,848,587	1,839,247	1,848,587
General and administrative	54,138	56,350	54,138	56,350
Bad debt expense	33,914	38,799	33,914	38,799
Depreciation and amortization	70,722	80,872	70,722	80,872
Total costs and expenses	1,998,021	2,024,608	1,998,021	2,024,608

Income from operations	187,940	207,428	187,940	207,428

Other income and expense:
Loss on early retirement of debt	(773)	(19,719)	(773)	(19,719)
Equity in earnings of unconsolidated subsidiaries	9,198	11,187	9,198	11,187
Non-operating gain (loss)	38,122	(49)	38,122	(49)
Interest expense	(83,180)	(78,508)	(83,180)	(78,508)

Income before income taxes	151,307	120,339	151,307	120,339

Income tax expense	50,510	45,576	50,510	45,576
Net income	100,797	74,763	100,797	74,763

Less: Net income attributable to non-controlling interests	12,029	16,838	12,029	16,838

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$88,768	$57,925	$88,768	$57,925

Basic	$0.68	$0.44
Diluted	$0.68	$0.44

Weighted average shares outstanding:
Basic	127,563	128,544
Diluted	127,709	128,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Holdings Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$422,159	132,597	$132	$443,908	$371,685	$815,725	$90,176	$905,901
Net income attributable to Select Medical Holdings Corporation					57,925	57,925		57,925
Net income attributable to non-controlling interests	13,140					—	3,698	3,698
Issuance and vesting of restricted stock		268	1	8,700		8,701		8,701
Repurchase of common shares		(45)	0	(332)	(268)	(600)		(600)
Exercise of stock options		109	0	963		963		963
Issuance of non-controlling interests				1,653		1,653	3,634	5,287
Purchase of non-controlling interests	(127)				7	7		7
Distributions to non-controlling interests	(3,113)					—	(2,303)	(2,303)
Redemption adjustment on non-controlling interests	36,292				(36,292)	(36,292)		(36,292)
Other	499				237	237	130	367
Balance at June 30, 2017	$468,850	132,929	$133	$454,892	$393,294	$848,319	$95,335	$943,654

		Select Medical Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$422,159	0	$0	$925,111	$(109,386)	$815,725	$90,176	$905,901
Net income attributable to Select Medical Corporation					57,925	57,925		57,925
Net income attributable to non-controlling interests	13,140					—	3,698	3,698
Additional investment by Holdings				963		963		963
Dividends declared and paid to Holdings					(600)	(600)		(600)
Contribution related to restricted stock awards and stock option issuances by Holdings				8,701		8,701		8,701
Issuance of non-controlling interests				1,653		1,653	3,634	5,287
Purchase of non-controlling interests	(127)				7	7		7
Distributions to non-controlling interests	(3,113)					—	(2,303)	(2,303)
Redemption adjustment on non-controlling interests	36,292				(36,292)	(36,292)		(36,292)
Other	499				237	237	130	367
Balance at June 30, 2017	$468,850	0	$0	$936,428	$(88,109)	$848,319	$95,335	$943,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2016	2017	2016	2017

Operating activities
Net income	$100,797	$74,763	$100,797	$74,763
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	12,039	10,933	12,039	10,933
Depreciation and amortization	70,722	80,872	70,722	80,872
Provision for bad debts	33,914	38,799	33,914	38,799
Equity in earnings of unconsolidated subsidiaries	(9,198)	(11,187)	(9,198)	(11,187)
Loss on extinguishment of debt	773	6,527	773	6,527
Gain on sale of assets and businesses	(43,461)	(9,523)	(43,461)	(9,523)
Loss on disposal of assets	55	—	55	—
Impairment of equity investment	5,339	—	5,339	—
Stock compensation expense	8,174	9,270	8,174	9,270
Amortization of debt discount, premium and issuance costs	7,077	5,974	7,077	5,974
Deferred income taxes	(13,286)	(1,474)	(13,286)	(1,474)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(44,096)	(179,003)	(44,096)	(179,003)
Other current assets	11,011	(5,557)	11,011	(5,557)
Other assets	4,508	4,621	4,508	4,621
Accounts payable	(15,852)	759	(15,852)	759
Accrued expenses	20,632	(4,833)	20,632	(4,833)
Income taxes	29,090	19,399	29,090	19,399
Net cash provided by operating activities	178,238	40,340	178,238	40,340

Investing activities
Acquisition of businesses, net of cash acquired	(421,519)	(18,508)	(421,519)	(18,508)
Purchases of property and equipment	(80,258)	(105,302)	(80,258)	(105,302)
Investment in businesses	(1,590)	(9,874)	(1,590)	(9,874)
Proceeds from sale of assets and businesses	71,366	34,552	71,366	34,552
Net cash used in investing activities	(432,001)	(99,132)	(432,001)	(99,132)

Financing activities
Borrowings on revolving facilities	320,000	630,000	320,000	630,000
Payments on revolving facilities	(380,000)	(550,000)	(380,000)	(550,000)
Proceeds from term loans	600,127	1,139,487	600,127	1,139,487
Payments on term loans	(229,649)	(1,173,692)	(229,649)	(1,173,692)
Revolving facility debt issuance costs	—	(4,392)	—	(4,392)
Borrowings of other debt	22,082	9,444	22,082	9,444
Principal payments on other debt	(9,926)	(10,437)	(9,926)	(10,437)
Repayments of bank overdrafts	(2,138)	(5,228)	(2,138)	(5,228)
Repurchase of common stock	(506)	(600)	—	—
Dividends paid to Holdings	—	—	(506)	(600)
Proceeds from exercise of stock options	657	963	—	—
Equity investment by Holdings	—	—	657	963
Proceeds from issuance of non-controlling interests	3,103	3,553	3,103	3,553
Purchase of non-controlling interests	(1,294)	(120)	(1,294)	(120)
Distributions to non-controlling interests	(4,708)	(5,416)	(4,708)	(5,416)
Net cash provided by financing activities	317,748	33,562	317,748	33,562

Net increase (decrease) in cash and cash equivalents	63,985	(25,230)	63,985	(25,230)

Cash and cash equivalents at beginning of period	14,435	99,029	14,435	99,029
Cash and cash equivalents at end of period	$78,420	$73,799	$78,420	$73,799

Supplemental Information
Cash paid for interest	$69,315	$76,650	$69,315	$76,650
Cash paid for taxes	$35,518	$27,626	$35,518	$27,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.            Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2017, and for the three and six month periods ended June 30, 2016 and 2017, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017.

2.            Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingencies, at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 states that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should be accounted for as an asset acquisition. In addition, the ASU clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 is effective for annual periods beginning after December 15, 2017. Early adoption is permitted.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard will be effective for fiscal years beginning after December 15, 2017. The Company plans to adopt the guidance effective January 1, 2018. Adoption of the guidance will be applied on a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the effective date.

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

The Company will implement the new standard beginning January 1, 2019. The Company’s implementation efforts are focused on designing accounting processes, disclosure processes, and internal controls in order to account for its leases under the new standard.

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

The Company will implement the new standard beginning January 1, 2018 using the retrospective transition method.  Adoption of the new standard will result in material changes to the presentation of net operating revenues and bad debt expense in the consolidated statements of operations, but the presentation of the amount of income from operations and net income will be unchanged upon adoption of the new standards. The principal change is how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common form of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. Under the current standards, the Company’s estimate for unrealizable amounts was recorded to bad debt expense. Under the new standards, the Company’s estimate for unrealizable amounts will be recognized as a constraint to revenue and will be reflected as an allowance. Substantially all of the bad debt expense as of June 30, 2016 and June 30, 2017 will be reclassified as an allowance when the Company retrospectively applies the guidance in the standards on January 1, 2018.

The Company’s remaining implementation efforts are focused principally on refining the accounting processes, disclosure processes, and internal controls.

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

Reclassifications

Certain reclassifications have been made to prior year amounts in order to conform to current year presentation. As discussed above, the condensed consolidated balance sheet at December 31, 2016 has been changed in order to conform to the current year balance sheet presentation for the adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.

3.  Acquisitions

Physiotherapy Acquisition

On March 4, 2016, Select acquired 100% of the issued and outstanding equity securities of Physiotherapy Associates Holdings, Inc. (“Physiotherapy”) for $406.3 million, net of $12.3 million of cash acquired.

For the Physiotherapy acquisition, the Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair value in accordance with the provisions of Accounting Standards Codification (“ASC”) 805, Business Combinations. During the quarter ended March 31, 2017, the Company finalized the purchase price allocation.

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

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Physiotherapy occurred on January 1, 2015. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated on the aforementioned date. The Company’s results of operations for the three months ended June 30, 2016 and for the three and six months ended June 30, 2017 include Physiotherapy for the entire period. There were no pro forma adjustments during these periods; therefore, no pro forma information is presented for the periods.

For the Six Months Ended June 30, 2016
(in thousands, except per share amounts)
Net revenue	$2,239,491
Net income attributable to Holdings	86,948
Income per common share:
Basic	$0.66
Diluted	$0.66

The net income tax impact was calculated at a statutory rate, as if Physiotherapy had been a subsidiary of the Company as of January 1, 2015. Pro forma results for the six months ended June 30, 2016 were adjusted to exclude approximately $3.2 million of Physiotherapy acquisition costs.

Other Acquisitions

The Company completed acquisitions within our specialty hospitals, outpatient rehabilitation, and Concentra segments during the six months ended June 30, 2017. The Company provided total consideration of $20.2 million, consisting principally of $18.5 million of cash, net of cash received, and the issuance of non-controlling interests. The assets received in these acquisitions consisted principally of accounts receivable, property and equipment, identifiable intangible assets, and goodwill, of which $0.7 million, $0.3 million, and $14.5 million of goodwill was recognized in our specialty hospitals, outpatient rehabilitation, and Concentra reporting units, respectively.

4.            Intangible Assets and Liabilities

Goodwill

The following table shows changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2017:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2016	$1,447,406	$643,557	$660,037	$2,751,000
Acquired	654	311	14,505	15,470
Measurement period adjustment	(342)	168	—	(174)
Balance as of June 30, 2017	$1,447,718	$644,036	$674,542	$2,766,296

See Note 3 for details of the goodwill acquired during the period.

Identifiable Intangible Assets and Liabilities

The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets and liabilities:

	December 31, 2016			June 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	17,026	—	17,026	19,207	—	19,207
Accreditations	2,235	—	2,235	2,074	—	2,074
Finite-lived assets:
Customer relationships	142,198	(23,185)	119,013	143,953	(30,681)	113,272
Favorable leasehold interests	13,089	(2,317)	10,772	13,295	(3,255)	10,040
Non-compete agreements	26,655	(1,837)	24,818	27,267	(2,854)	24,413
Total identifiable intangible assets	$367,901	$(27,339)	$340,562	$372,494	$(36,790)	$335,704

Finite-lived liabilities:
Unfavorable leasehold interests	$5,139	$(1,410)	$3,729	$5,343	$(1,957)	$3,386

The Company’s customer relationships and non-compete agreements amortize over their estimated useful lives. Amortization expense was $4.3 million for both the three months ended June 30, 2016 and 2017. Amortization expense was $8.1 million and $8.7 million for the six months ended June 30, 2016 and 2017, respectively.

The Company’s favorable and unfavorable leasehold interests are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date. The Company’s unfavorable leasehold interests are not separately presented on the condensed consolidated balance sheets but are included as a component of accrued other and other non-current liabilities.

The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At June 30, 2017, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 2.4 years, respectively.

5.            Long-Term Debt and Notes Payable

For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.

The Company’s long-term debt and notes payable as of June 30, 2017 are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$892	$(7,510)	$703,382	$732,152
Credit facilities:
Revolving facility	300,000	—	—	300,000	276,000
Term loan	1,147,125	(13,480)	(13,540)	1,120,105	1,158,596
Other	25,700	—	—	25,700	25,700
Total Select debt	$2,182,825	$(12,588)	$(21,050)	$2,149,187	$2,192,448

Concentra:
Credit facilities:
Term loan	$619,175	$(2,513)	$(11,867)	$604,795	$617,434
Other	6,727	—	—	6,727	6,727
Total Concentra debt	$625,902	$(2,513)	$(11,867)	$611,522	$624,161

Total debt	$2,808,727	$(15,101)	$(32,917)	$2,760,709	$2,816,609

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Select:
6.375% senior notes	$—	$—	$—	$—	$710,000	$—	$710,000
Credit facilities:
Revolving facility	—	—	—	—	—	300,000	300,000
Term loan	5,750	11,500	11,500	11,500	11,500	1,095,375	1,147,125
Other	10,251	3,530	11,827	68	14	10	25,700
Total Select debt	$16,001	$15,030	$23,327	$11,568	$721,514	$1,395,385	$2,182,825

Concentra:
Credit facilities:
Term loan	$—	$—	$—	$3,016	$6,520	$609,639	$619,175
Other	1,309	1,394	144	161	160	3,559	6,727
Total Concentra debt	$1,309	$1,394	$144	$3,177	$6,680	$613,198	$625,902

Total debt	$17,310	$16,424	$23,471	$14,745	$728,194	$2,008,583	$2,808,727

The Company’s long-term debt and notes payable as of December 31, 2016 are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$1,006	$(8,461)	$702,545	$710,000
Credit facilities:
Revolving facility	220,000	—	—	220,000	204,600
Term loans	1,147,751	(11,967)	(13,581)	1,122,203	1,165,860
Other	22,688	—	—	22,688	22,688
Total Select debt	$2,100,439	$(10,961)	$(22,042)	$2,067,436	$2,103,148

Concentra:
Credit facilities:
Term loan	$642,239	$(2,773)	$(13,091)	$626,375	$644,648
Other	5,178	—	—	5,178	5,178
Total Concentra debt	$647,417	$(2,773)	$(13,091)	$631,553	$649,826

Total debt	$2,747,856	$(13,734)	$(35,133)	$2,698,989	$2,752,974

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

Select used borrowings under the Select credit facilities to: (i) repay in full the series E tranche B term loans due June 1, 2018, the series F tranche B term loans due March 31, 2021, and the revolving facility maturing March 1, 2018 under its then existing credit facilities; and (ii) pay fees and expenses in connection with the refinancing, which resulted in $6.5 million of debt extinguishment losses and $13.2 million of debt modification losses during the first quarter of 2017.

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

The Select revolving facility requires Select to maintain a leverage ratio (as defined in the Select credit agreement), which is tested quarterly, not to exceed 6.25 to 1.00. After March 31, 2019, the leverage ratio must not exceed 6.00 to 1.00.  Failure to comply with this covenant would result in an event of default under the Select revolving facility and, absent a waiver or an amendment from the revolving lenders, preclude Select from making further borrowings under the Select revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Select revolving facility. The termination of the Select revolving facility commitments and the acceleration of amounts outstanding thereunder would constitute an event of default with respect to the Select term loan. As of June 30, 2017, Select’s leverage ratio was 5.86 to 1.00.

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

Fair Value

The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy for Select’s 6.375% senior notes and for its credit facilities. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active.

The fair values of the Select credit facilities and the Concentra credit facilities were based on quoted market prices for this debt in the syndicated loan market. The fair value of Select’s 6.375% senior notes was based on quoted market prices. The carrying amount of other debt, principally short-term notes payable, approximates fair value.

6.  Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Net operating revenues:
Specialty hospitals	$585,816	$600,960	$1,184,770	$1,199,747
Outpatient rehabilitation(1)	256,928	258,106	495,010	513,923
Concentra	254,868	261,586	505,745	517,735
Other	19	23	436	631
Total Company	$1,097,631	$1,120,675	$2,185,961	$2,232,036

Adjusted EBITDA:
Specialty hospitals	$82,739	$98,172	$169,495	$186,837
Outpatient rehabilitation(1)	38,132	41,926	67,011	73,277
Concentra	43,039	43,061	77,192	85,653
Other	(22,453)	(24,479)	(43,626)	(48,197)
Total Company	$141,457	$158,680	$270,072	$297,570

Total assets:(2)
Specialty hospitals	$2,457,948	$2,655,617	$2,457,948	$2,655,617
Outpatient rehabilitation	959,748	982,811	959,748	982,811
Concentra	1,328,243	1,310,483	1,328,243	1,310,483
Other	73,950	105,300	73,950	105,300
Total Company	$4,819,889	$5,054,211	$4,819,889	$5,054,211

Purchases of property and equipment, net:
Specialty hospitals	$21,313	$36,691	$54,988	$69,048
Outpatient rehabilitation(1)	3,825	6,201	8,798	12,874
Concentra	4,716	7,601	7,927	16,287
Other	3,636	4,156	8,545	7,093
Total Company	$33,490	$54,649	$80,258	$105,302

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$82,739	$38,132	$43,039	$(22,453)
Depreciation and amortization	(13,812)	(6,202)	(14,916)	(1,275)
Stock compensation expense	—	—	(192)	(4,006)
Income (loss) from operations	$68,927	$31,930	$27,931	$(27,734)	$101,054
Equity in earnings of unconsolidated subsidiaries					4,546
Non-operating gain					13,035
Interest expense					(44,332)
Income before income taxes					$74,303

	Three Months Ended June 30, 2017
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$98,172	$41,926	$43,061	$(24,479)
Depreciation and amortization	(15,454)	(5,878)	(15,429)	(1,572)
Stock compensation expense	—	—	(264)	(4,420)
Income (loss) from operations	$82,718	$36,048	$27,368	$(30,471)	$115,663
Equity in earnings of unconsolidated subsidiaries					5,666
Interest expense					(37,655)
Income before income taxes					$83,674

	Six Months Ended June 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$169,495	$67,011	$77,192	$(43,626)
Depreciation and amortization	(27,705)	(10,238)	(30,292)	(2,487)
Stock compensation expense	—	—	(384)	(7,790)
Physiotherapy acquisition costs	—	—	—	(3,236)
Income (loss) from operations	$141,790	$56,773	$46,516	$(57,139)	$187,940
Loss on early retirement of debt					(773)
Equity in earnings of unconsolidated subsidiaries					9,198
Non-operating gain					38,122
Interest expense					(83,180)
Income before income taxes					$151,307

	Six Months Ended June 30, 2017
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$186,837	$73,277	$85,653	$(48,197)
Depreciation and amortization	(33,954)	(12,218)	(31,552)	(3,148)
Stock compensation expense	—	—	(570)	(8,700)
Income (loss) from operations	$152,883	$61,059	$53,531	$(60,045)	$207,428
Loss on early retirement of debt					(19,719)
Equity in earnings of unconsolidated subsidiaries					11,187
Non-operating loss					(49)
Interest expense					(78,508)
Income before income taxes					$120,339

(1)                               The outpatient rehabilitation segment includes the operating results of the Company’s contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

(2)                               Reflects the retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Total assets as of June 30, 2016 were retrospectively conformed to reflect the adoption of the standard, resulting in a reduction to total assets of $18.5 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$33,935	$42,055	$88,768	$57,925
Less: Earnings allocated to unvested restricted stockholders	972	1,341	2,552	1,849
Net income available to common stockholders	$32,963	$40,714	$86,216	$56,076

Denominator:
Weighted average shares—basic	127,626	128,624	127,563	128,544
Effect of dilutive securities:
Stock options	194	153	146	159
Weighted average shares—diluted	127,820	128,777	127,709	128,703

Basic income per common share:	$0.26	$0.32	$0.68	$0.44
Diluted income per common share:	$0.26	$0.32	$0.68	$0.44

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

Evansville Litigation

On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC (“SSH-Evansville”), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaced a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the United States Department of Justice notified the District Court of its decision not to intervene in the case.

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

In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed with prejudice the plaintiff-relator’s lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator’s claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. After the Court of Appeals denied the Motion to Remand, the plaintiff-relator then sought an indicative ruling from the District Court that it would vacate its prior dismissal ruling and allow plaintiff-relator to supplement his Complaint, which the defendants have opposed. The case has been fully briefed in the Court of Appeals. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Wilmington Litigation

On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital—Wilmington, Inc. (“SSH-Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16-347-LPS. The Complaint was initially filed under seal on May 12, 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention on January 13, 2017. The corporate defendants were served on March 6, 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, on May 17, 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint, which is now pending, based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim.

On March 24, 2017, the plaintiff-relator initiated a second action by filing a Complaint in the Superior Court of the State of Delaware in Theresa Kelly v. Select Medical Corporation, Select Employment Services, Inc., and SSH-Wilmington, C.A. No. N17C-03-293 CLS. The Delaware Complaint alleges that the defendants retaliated against her in violation of the Delaware Whistleblowers’ Protection Act for reporting the same alleged violations that are the subject of the federal Amended Complaint. The defendants filed a motion to dismiss, or alternatively to stay, the Delaware Complaint based on the pending federal Amended Complaint and the failure to allege facts to support a violation of the Delaware Whistleblowers’ Protection Act.  The motion is currently pending.

The Company intends to vigorously defend these actions, but at this time the Company is unable to predict the timing and outcome of this matter.

Contract Therapy Subpoena

On May 18, 2017, the Company received a subpoena from the U.S. Attorney’s Office for the District of New Jersey seeking various documents principally relating to the Company’s contract therapy division, which contracted to furnish rehabilitation therapy services to residents of skilled nursing facilities (“SNFs”) and other providers. The Company operated its contract therapy division through a subsidiary until March 31, 2016, when the Company sold the stock of the subsidiary. The subpoena seeks documents that appear to be aimed at assessing whether therapy services were furnished and billed in compliance with Medicare SNF billing requirements, including whether therapy services were coded at inappropriate levels and whether excessive or unnecessary therapy was furnished to justify coding at higher paying levels. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company is producing documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

9.  Condensed Consolidating Financial Information

Select’s 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed, except for customary limitations, on a senior basis by all of Select’s wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are defined as subsidiaries where Select, or a subsidiary of Select, holds all of the outstanding ownership interests. Certain of Select’s subsidiaries did not guarantee the 6.375% senior notes (the “Non-Guarantor Subsidiaries” and Concentra Group Holdings and its subsidiaries, the “Non-Guarantor Concentra”).

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2016 and June 30, 2017 and for the three and six months ended June 30, 2016 and 2017.

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

Select Medical Corporation

Condensed Consolidating Balance Sheet

June 30, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$72	$5,533	$4,946	$63,248	$—		$73,799
Accounts receivable, net	—	467,412	120,272	126,552	—		714,236
Intercompany receivables	—	1,489,631	58,333	—	(1,547,964	) (a)	—
Other current assets	17,584	28,326	12,786	24,515	—		83,211
Total Current Assets	17,656	1,990,902	196,337	214,315	(1,547,964)		871,246

Property and equipment, net	56,568	620,364	54,964	179,636	—		911,532
Investment in affiliates	4,523,727	118,248	—	—	(4,641,975	) (b) (c)	—
Goodwill	—	2,091,754	—	674,542	—		2,766,296
Identifiable intangible assets, net	—	109,913	—	225,791	—		335,704
Other assets	42,452	98,649	36,528	16,199	(24,395	) (d)	169,433

Total Assets	$4,640,403	$5,029,830	$287,829	$1,310,483	$(6,214,334)		$5,054,211

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$34,134	$—	$—	$—	$—		$34,134
Current portion of long-term debt and notes payable	23,052	644	244	2,637	—		26,577
Accounts payable	10,362	75,105	22,387	15,777	—		123,631
Intercompany payables	1,489,631	58,333	—	—	(1,547,964	) (a)	—
Accrued payroll	7,526	80,245	3,545	27,871	—		119,187
Accrued vacation	3,927	58,895	12,214	17,214	—		92,250
Accrued interest	17,096	5	4	2,172	—		19,277
Accrued other	44,032	60,078	10,533	32,210	—		146,853
Income taxes payable	2,709	—	—	4,267	—		6,976
Total Current Liabilities	1,632,469	333,305	48,927	102,148	(1,547,964)		568,885

Long-term debt, net of current portion	2,115,318	266	9,663	608,885	—		2,734,132
Non-current deferred tax liability	—	136,920	736	84,150	(24,395	) (d)	197,411
Other non-current liabilities	44,297	54,100	7,688	35,194	—		141,279

Total Liabilities	3,792,084	524,591	67,014	830,377	(1,572,359)		3,641,707

Redeemable non-controlling interests	—	—	10,079	458,771	—		468,850

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	936,428	—	—	—	—		936,428
Retained earnings (accumulated deficit)	(88,109)	1,314,773	(37,110)	12,447	(1,290,110	) (c)	(88,109)
Subsidiary investment	—	3,190,466	156,262	5,137	(3,351,865	) (b)	—
Total Select Medical Corporation Stockholder’s Equity	848,319	4,505,239	119,152	17,584	(4,641,975)		848,319

Non-controlling interests	—	—	91,584	3,751	—		95,335
Total Equity	848,319	4,505,239	210,736	21,335	(4,641,975)		943,654

Total Liabilities and Equity	$4,640,403	$5,029,830	$287,829	$1,310,483	$(6,214,334)		$5,054,211

(a)  Elimination of intercompany balances.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$23	$687,886	$171,180	$261,586	$—		$1,120,675

Costs and expenses:
Cost of services	644	561,304	144,211	214,071	—		920,230
General and administrative	28,227	48	—	—	—		28,275
Bad debt expense	—	9,829	3,627	4,718	—		18,174
Depreciation and amortization	1,573	18,149	3,182	15,429	—		38,333
Total costs and expenses	30,444	589,330	151,020	234,218	—		1,005,012

Income (loss) from operations	(30,421)	98,556	20,160	27,368	—		115,663

Other income and expense:
Intercompany interest and royalty fees	(2,263)	3,596	(1,333)	—	—		—
Intercompany management fees	63,504	(53,435)	(10,069)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	5,646	20	—	—		5,666
Interest expense	(19,623)	(8,234)	(2,360)	(7,438)	—		(37,655)

Income before income taxes	11,197	46,129	6,418	19,930	—		83,674

Income tax expense (benefit)	(2,324)	27,307	309	7,082	—		32,374
Equity in earnings of consolidated subsidiaries	28,534	4,200	—	—	(32,734	) (a)	—

Net income	42,055	23,022	6,109	12,848	(32,734)		51,300

Less: Net income attributable to non-controlling interests	—	—	2,175	7,070	—		9,245

Net income attributable to Select Medical Corporation	$42,055	$23,022	$3,934	$5,778	$(32,734)		$42,055

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$631	$1,377,279	$336,391	$517,735	$—		$2,232,036

Costs and expenses:
Cost of services	1,176	1,142,527	282,521	422,363	—		1,848,587
General and administrative	56,263	87	—	—	—		56,350
Bad debt expense	—	21,577	6,933	10,289	—		38,799
Depreciation and amortization	3,148	39,489	6,683	31,552	—		80,872
Total costs and expenses	60,587	1,203,680	296,137	464,204	—		2,024,608

Income (loss) from operations	(59,956)	173,599	40,254	53,531	—		207,428

Other income and expense:
Intercompany interest and royalty fees	(4,159)	6,914	(2,755)	—	—		—
Intercompany management fees	125,202	(106,069)	(19,133)	—	—		—
Loss on early retirement of debt	(19,719)	—	—	—	—		(19,719)
Equity in earnings of unconsolidated subsidiaries	—	11,139	48	—	—		11,187
Non-operating loss	—	(49)	—	—	—		(49)
Interest expense	(42,431)	(16,307)	(4,833)	(14,937)	—		(78,508)

Income (loss) before income taxes	(1,063)	69,227	13,581	38,594	—		120,339

Income tax expense (benefit)	(2,198)	33,243	613	13,918	—		45,576
Equity in earnings of consolidated subsidiaries	56,790	9,775	—	—	(66,565	) (a)	—

Net income	57,925	45,759	12,968	24,676	(66,565)		74,763

Less: Net income attributable to non-controlling interests	—	—	3,244	13,594	—		16,838

Net income attributable to Select Medical Corporation	$57,925	$45,759	$9,724	$11,082	$(66,565)		$57,925

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income	$57,925	$45,759	$12,968	$24,676	$(66,565	) (a)	$74,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	10,902	31	—	—		10,933
Depreciation and amortization	3,148	39,489	6,683	31,552	—		80,872
Provision for bad debts	—	21,577	6,933	10,289	—		38,799
Equity in earnings of unconsolidated subsidiaries	—	(11,139)	(48)	—	—		(11,187)
Equity in earnings of consolidated subsidiaries	(56,790)	(9,775)	—	—	66,565	(a)	—
Loss on extinguishment of debt	6,527	—	—	—	—		6,527
Gain on sale of assets and businesses	(8)	(4,828)	(4,687)	—	—		(9,523)
Stock compensation expense	8,700	—	—	570	—		9,270
Amortization of debt discount, premium and issuance costs	4,342	—	—	1,632	—		5,974
Deferred income taxes	5,987	—	—	(7,461)	—		(1,474)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(125,418)	(29,435)	(24,150)	—		(179,003)
Other current assets	(5,631)	5,452	(2,517)	(2,861)	—		(5,557)
Other assets	3,184	(16,925)	17,426	936	—		4,621
Accounts payable	(413)	(1,550)	(10)	2,732	—		759
Accrued expenses	(5,618)	(4,817)	8,704	(3,102)	—		(4,833)
Income taxes	9,366	—	—	10,033	—		19,399
Net cash provided by (used in) operating activities	30,719	(51,273)	16,048	44,846	—		40,340

Investing activities
Acquisition of businesses, net of cash acquired	—	(2,305)	—	(16,203)	—		(18,508)
Purchases of property and equipment	(7,093)	(71,813)	(10,109)	(16,287)	—		(105,302)
Investment in businesses	—	(9,874)	—	—	—		(9,874)
Proceeds from sale of assets and businesses	8	15,007	19,537	—	—		34,552
Net cash provided by (used in) investing activities	(7,085)	(68,985)	9,428	(32,490)	—		(99,132)

Financing activities
Borrowings on revolving facilities	630,000	—	—	—	—		630,000
Payments on revolving facilities	(550,000)	—	—	—	—		(550,000)
Proceeds from term loans	1,139,487	—	—	—	—		1,139,487
Payments on term loans	(1,150,627)	—	—	(23,065)	—		(1,173,692)
Revolving facility debt issuance costs	(4,392)	—	—	—	—		(4,392)
Borrowings of other debt	6,572	—	105	2,767	—		9,444
Principal payments on other debt	(7,353)	(204)	(1,183)	(1,697)	—		(10,437)
Repayments of bank overdrafts	(5,228)	—	—	—	—		(5,228)
Dividends paid to Holdings	(600)	—	—	—	—		(600)
Equity investment by Holdings	963	—	—	—	—		963
Intercompany	(93,455)	119,528	(26,073)	—	—		—
Proceeds from issuance of non-controlling interests	—	—	3,553	—	—		3,553
Purchase of non-controlling interests	—	—	(120)	—	—		(120)
Distributions to non-controlling interests	—	—	(1,868)	(3,548)	—		(5,416)
Net cash provided by (used in) financing activities	(34,633)	119,324	(25,586)	(25,543)	—		33,562

Net decrease in cash and cash equivalents	(10,999)	(934)	(110)	(13,187)	—		(25,230)

Cash and cash equivalents at beginning of period	11,071	6,467	5,056	76,435	—		99,029
Cash and cash equivalents at end of period	$72	$5,533	$4,946	$63,248	$—		$73,799

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$11,071	$6,467	$5,056	$76,435	$—		$99,029
Accounts receivable, net	—	363,470	97,770	112,512	—		573,752
Intercompany receivables	—	1,573,960	28,271	—	(1,602,231	) (a)	—
Prepaid income taxes	6,658	—	—	5,765	—		12,423
Other current assets	11,953	33,958	10,269	21,519	—		77,699
Total Current Assets	29,682	1,977,855	141,366	216,231	(1,602,231)		762,903

Property and equipment, net	48,697	603,408	50,869	189,243	—		892,217
Investment in affiliates	4,493,684	89,288	—	—	(4,582,972	) (b) (c)	—
Goodwill	—	2,090,963	—	660,037	—		2,751,000
Identifiable intangible assets, net	—	109,132	—	231,430	—		340,562
Other assets	45,636	84,803	53,954	16,235	(26,684	) (d)	173,944

Total Assets	$4,617,699	$4,955,449	$246,189	$1,313,176	$(6,211,887)		$4,920,626

Liabilities and Equity
Current Liabilities:
Bank overdrafts	$39,362	$—	$—	$—	$—		$39,362
Current portion of long-term debt and notes payable	7,227	445	1,324	4,660	—		13,656
Accounts payable	10,775	78,608	22,397	14,778	—		126,558
Intercompany payables	1,573,960	28,271	—	—	(1,602,231	) (a)	—
Accrued payroll	16,963	92,216	4,246	32,972	—		146,397
Accrued vacation	3,440	55,486	10,668	13,667	—		83,261
Accrued interest	20,114	—	—	2,211	—		22,325
Accrued other	39,155	62,384	4,639	33,898	—		140,076
Total Current Liabilities	1,710,996	317,410	43,274	102,186	(1,602,231)		571,635

Long-term debt, net of current portion	2,048,154	601	9,685	626,893	—		2,685,333
Non-current deferred tax liability	—	133,852	596	91,314	(26,684	) (d)	199,078
Other non-current liabilities	42,824	53,537	5,727	34,432	—		136,520

Total Liabilities	3,801,974	505,400	59,282	854,825	(1,628,915)		3,592,566

Redeemable non-controlling interests	—	113	10,056	411,990	—		422,159

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	925,111	—	—	—	—		925,111
Retained earnings (accumulated deficit)	(109,386)	1,269,014	(38,313)	1,364	(1,232,065	) (c)	(109,386)
Subsidiary investment	—	3,180,922	128,556	41,429	(3,350,907	) (b)	—
Total Select Medical Corporation Stockholder’s Equity	815,725	4,449,936	90,243	42,793	(4,582,972)		815,725

Non-controlling interests	—	—	86,608	3,568	—		90,176
Total Equity	815,725	4,449,936	176,851	46,361	(4,582,972)		905,901

Total Liabilities and Equity	$4,617,699	$4,955,449	$246,189	$1,313,176	$(6,211,887)		$4,920,626

(a)  Elimination of intercompany balances.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclass of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$20	$723,859	$118,884	$254,868	$—		$1,097,631

Costs and expenses:
Cost of services	606	605,730	103,767	206,882	—		916,985
General and administrative	25,844	26	—	—	—		25,870
Bad debt expense	—	10,285	2,093	5,139	—		17,517
Depreciation and amortization	1,276	17,316	2,697	14,916	—		36,205
Total costs and expenses	27,726	633,357	108,557	226,937	—		996,577

Income (loss) from operations	(27,706)	90,502	10,327	27,931	—		101,054

Other income and expense:
Intercompany interest and royalty fees	(1,532)	3,274	(1,742)	—	—		—
Intercompany management fees	38,783	(32,430)	(6,353)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,519	27	—	—		4,546
Non-operating gain	10,463	2,572	—	—	—		13,035
Interest expense	(25,544)	(6,684)	(1,852)	(10,252)	—		(44,332)

Income (loss) before income taxes	(5,536)	61,753	407	17,679	—		74,303

Income tax expense (benefit)	(473)	26,370	672	6,881	—		33,450
Equity in earnings of consolidated subsidiaries	38,998	(1,133)	—	—	(37,865	) (a)	—

Net income (loss)	33,935	34,250	(265)	10,798	(37,865)		40,853

Less: Net income attributable to non-controlling interests	—	18	824	6,076	—		6,918

Net income (loss) attributable to Select Medical Corporation	$33,935	$34,232	$(1,089)	$4,722	$(37,865)		$33,935

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$437	$1,439,439	$240,340	$505,745	$—		$2,185,961

Costs and expenses:
Cost of services	950	1,211,439	206,774	420,084	—		1,839,247
General and administrative	54,231	(93)	—	—	—		54,138
Bad debt expense	—	21,003	4,058	8,853	—		33,914
Depreciation and amortization	2,487	32,648	5,295	30,292	—		70,722
Total costs and expenses	57,668	1,264,997	216,127	459,229	—		1,998,021

Income (loss) from operations	(57,231)	174,442	24,213	46,516	—		187,940

Other income and expense:
Intercompany interest and royalty fees	(2,590)	6,044	(3,454)	—	—		—
Intercompany management fees	94,139	(82,127)	(12,012)	—	—		—
Loss on early retirement of debt	(773)	—	—	—	—		(773)
Equity in earnings of unconsolidated subsidiaries	—	9,146	52	—	—		9,198
Non-operating gain (loss)	40,895	(2,773)	—	—	—		38,122
Interest expense	(45,890)	(13,318)	(3,491)	(20,481)	—		(83,180)

Income before income taxes	28,550	91,414	5,308	26,035	—		151,307

Income tax expense	8,139	31,985	607	9,779	—		50,510
Equity in earnings of consolidated subsidiaries	68,357	1,873	—	—	(70,230	) (a)	—

Net income	88,768	61,302	4,701	16,256	(70,230)		100,797

Less: Net income attributable to non-controlling interests	—	33	2,695	9,301	—		12,029

Net income attributable to Select Medical Corporation	$88,768	$61,269	$2,006	$6,955	$(70,230)		$88,768

(a) Elimination of equity in earnings of subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Eliminations		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$88,768	$61,302	$4,701	$16,256	$(70,230	) (a)	$100,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	12,000	39	—	—		12,039
Depreciation and amortization	2,487	32,648	5,295	30,292	—		70,722
Provision for bad debts	—	21,003	4,058	8,853	—		33,914
Equity in earnings of unconsolidated subsidiaries	—	(9,146)	(52)	—	—		(9,198)
Equity in earnings of consolidated subsidiaries	(68,357)	(1,873)	—	—	70,230	(a)	—
Loss on extinguishment of debt	773	—	—	—	—		773
Gain on sale of assets and businesses	(40,895)	(2,566)	—	—	—		(43,461)
Loss on disposal of assets	—	37	12	6	—		55
Impairment of equity investment	—	5,339	—	—	—		5,339
Stock compensation expense	7,790	—	—	384	—		8,174
Amortization of debt discount, premium and issuance costs	5,371	—	2	1,704	—		7,077
Deferred income taxes	997	—	—	(14,283)	—		(13,286)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(22,896)	(9,711)	(11,489)	—		(44,096)
Other current assets	(2,938)	7,342	(1,273)	7,880	—		11,011
Other assets	(4,268)	(341)	(424)	9,541	—		4,508
Accounts payable	(2,241)	(17,695)	(3,371)	7,455	—		(15,852)
Accrued expenses	(10,175)	36,088	(2,441)	(2,840)	—		20,632
Income taxes	9,101	—	—	19,989	—		29,090
Net cash provided by (used in) operating activities	(13,587)	121,242	(3,165)	73,748	—		178,238

Investing activities
Acquisition of businesses, net of cash acquired	(408,654)	(605)	(8,395)	(3,865)	—		(421,519)
Purchases of property and equipment	(8,545)	(52,591)	(11,195)	(7,927)	—		(80,258)
Investment in businesses	—	(1,590)	—	—	—		(1,590)
Proceeds from sale of assets and businesses	63,418	7,942	6	—	—		71,366
Net cash used in investing activities	(353,781)	(46,844)	(19,584)	(11,792)	—		(432,001)

Financing activities
Borrowings on revolving facilities	320,000	—	—	—	—		320,000
Payments on revolving facilities	(375,000)	—	—	(5,000)	—		(380,000)
Proceeds from term loans	600,127	—	—	—	—		600,127
Payments on term loans	(227,399)	—	—	(2,250)	—		(229,649)
Borrowings of other debt	9,765	—	9,500	2,817	—		22,082
Principal payments on other debt	(7,278)	(385)	(876)	(1,387)	—		(9,926)
Repayments of bank overdrafts	(2,138)	—	—	—	—		(2,138)
Dividends paid to Holdings	(506)	—	—	—	—		(506)
Equity investment by Holdings	657	—	—	—	—		657
Intercompany	49,141	(68,206)	19,065	—	—		—
Proceeds from issuance of non-controlling interests	—	—	3,103	—	—		3,103
Purchase of non-controlling interests	—	(1,294)	—	—	—		(1,294)
Distributions to non-controlling interests	—	(108)	(3,294)	(1,306)	—		(4,708)
Net cash provided by (used in) financing activities	367,369	(69,993)	27,498	(7,126)	—		317,748

Net increase in cash and cash equivalents	1	4,405	4,749	54,830	—		63,985

Cash and cash equivalents at beginning of period	4,070	3,706	625	6,034	—		14,435
Cash and cash equivalents at end of period	$4,071	$8,111	$5,374	$60,864	$—		$78,420

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

Overview

We began operations in 1997 and, based on number of facilities, are one of the largest operators of specialty hospitals, outpatient rehabilitation clinics, and occupational medicine centers in the United States. As of June 30, 2017, we had operations in 46 states and the District of Columbia. As of June 30, 2017, we operated 123 specialty hospitals in 28 states and 1,608 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, operated 315 medical centers in 38 states as of June 30, 2017. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or “CBOCs.”

We manage our Company through three business segments: specialty hospitals, outpatient rehabilitation, and Concentra. We had net operating revenues of $2,232.0 million for the six months ended June 30, 2017. Of this total, we earned approximately 54% of our net operating revenues from our specialty hospitals segment, approximately 23% from our outpatient rehabilitation segment, and approximately 23% from our Concentra segment. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, physical therapy, veteran’s healthcare, and consumer health services.

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

The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Net income	$40,853	$51,300	$100,797	$74,763
Income tax expense	33,450	32,374	50,510	45,576
Interest expense	44,332	37,655	83,180	78,508
Non-operating loss (gain)	(13,035)	—	(38,122)	49
Equity in earnings of unconsolidated subsidiaries	(4,546)	(5,666)	(9,198)	(11,187)
Loss on early retirement of debt	—	—	773	19,719
Income from operations	$101,054	$115,663	$187,940	$207,428
Stock compensation expense:
Included in general and administrative	3,399	3,775	6,839	7,524
Included in cost of services	799	909	1,335	1,746
Depreciation and amortization	36,205	38,333	70,722	80,872
Physiotherapy acquisition costs	—	—	3,236	—
Adjusted EBITDA	$141,457	$158,680	$270,072	$297,570

Summary Financial Results

Three Months Ended June 30, 2017

For the three months ended June 30, 2017, our net operating revenues increased 2.1% to $1,120.7 million, compared to $1,097.6 million for the three months ended June 30, 2016. Income from operations increased 14.5% to $115.7 million for the three months ended June 30, 2017, compared to $101.1 million for the three months ended June 30, 2016. Net income increased 25.6% to $51.3 million for the three months ended June 30, 2017, compared to $40.9 million for the three months ended June 30, 2016. Net income for the three months ended June 30, 2016 included a pre-tax non-operating gain of $13.0 million. Our Adjusted EBITDA increased 12.2% to $158.7 million for the three months ended June 30, 2017, compared to $141.5 million for the three months ended June 30, 2016. Our Adjusted EBITDA margin was 14.2% for the three months ended June 30, 2017, compared to 12.9% for the three months ended June 30, 2016.

Six Months Ended June 30, 2017

For the six months ended June 30, 2017, our net operating revenues increased 2.1% to $2,232.0 million, compared to $2,186.0 million for the six months ended June 30, 2016. Income from operations increased 10.4% to $207.4 million for the six months ended June 30, 2017, compared to $187.9 million for the six months ended June 30, 2016. Net income was $74.8 million for the six months ended June 30, 2017, which includes pre-tax losses on early retirement of debt of $19.7 million. Net income was $100.8 million for the six months ended June 30, 2016, which included a pre-tax non-operating gain of $38.1 million and a pre-tax loss on early retirement of debt of $0.8 million. Our Adjusted EBITDA increased 10.2% to $297.6 million for the six months ended June 30, 2017, compared to $270.1 million for the six months ended June 30, 2016. Our Adjusted EBITDA margin was 13.3% for the six months ended June 30, 2017, compared to 12.4% for the six months ended June 30, 2016.

Implementation of Patient Criteria

As discussed below under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” our LTCHs transitioned to the new Medicare regulations, which establish new payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, beginning October 1, 2015. Since completing our transition to the new LTCH Medicare patient criteria regulations during the third quarter of 2016, we have experienced an increase in admissions of patients eligible for the full LTCH-PPS standard reimbursement rate.

The table below illustrates the trend of our case mix index and occupancy percentages during the periods in which our LTCHs became subject to the new patient criteria requirements.

	2015		2016		2017
	Occupancy Percentage	Case Mix Index(1)	Occupancy Percentage	Case Mix Index(1)	Occupancy Percentage	Case Mix Index(1)
Three months ended:
March 31	71%	1.22	71%	1.24	68%	1.28
June 30	70%	1.21	67%	1.27	66%	1.28
September 30	70%	1.18	61%	1.26
December 31	70%	1.21	63%	1.26

(1)           Case mix index, which is calculated as the sum of all diagnostic-related group weights for the period divided by the sum of discharges for the same period, is reflective of the level of patient-acuity in our LTCHs.

Our case mix index has increased, which is reflective of the higher-acuity patients we are now admitting under patient criteria. This has resulted in increases in our net revenue per patient day due to higher reimbursement rates for these cases. Our LTCH occupancy percentage reached its lowest level during the third quarter of 2016, which is the first quarter in which all of our LTCHs operated under the new Medicare payment rules. Our LTCHs which operated under the new Medicare payment rules during both the three months ended June 30, 2017 and 2016 experienced improved occupancy during the three months ended June 30, 2017. These LTCHs had an occupancy percentage of 70% for the three months ended June 30, 2017, compared to 69% for the three months ended June 30, 2016.

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

Medicare Reimbursement

The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 30% of our net operating revenues for both the six months ended June 30, 2017 and the year ended December 31, 2016.

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

Fiscal Year 2018. On August 2, 2017, CMS released an advanced copy of the final policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). The standard federal rate was set at $41,431, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018 includes a market basket increase of 2.7%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. As noted below, the update to the standard federal rate for fiscal year 2018 is impacted further by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,382, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,601, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.

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

For fiscal year 2018, CMS adopted a regulatory moratorium on the implementation of the 25 Percent Rule. As a result, the 25 Percent Rule applies to discharges occurring on or after October 1, 2018. After the expiration of the regulatory moratorium, our LTCHs (whether freestanding, HIH or satellite) will be subject to a downward payment adjustment for any Medicare patients who were admitted from a co-located or a non-co-located hospital and that exceed the applicable percentage admissions threshold of all Medicare patients discharged from the LTCH during the cost reporting period. These regulatory changes will have an adverse financial impact on the net operating revenues and profitability of many of these hospitals for discharges on or after October 1, 2018.

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

For fiscal year 2018, CMS adopted changes to the SSO policy such that all SSO cases discharged on or after October 1, 2017 are paid based on a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this policy, as the length of stay of a SSO case increases, the percentage of the per diem payment amounts based on the full MS-LTCH-DRG standard federal payment rate increases and the percentage of the payment based on the IPPS comparable amount decreases.

Moratorium on New LTCHs, LTCH Satellite Facilities and LTCH beds

Current law imposes a moratorium on the establishment and classification of new LTCHs or LTCH satellite facilities, and on the increase of LTCH beds in existing LTCHs or satellite facilities through September 30, 2017. There are three exceptions to the moratorium for projects that were under development when the moratorium began on April 1, 2014. Only one exception needs to exist for the moratorium not to apply.

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

Fiscal Year 2018.   On July 31, 2017, CMS released an advanced copy of the final policies and payment rates for the IRF-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). The standard payment conversion factor for discharges for fiscal year 2018 was set at $15,838, an increase from the standard payment conversion factor applicable during fiscal year 2017 of $15,708. The update to the standard payment conversion factor for fiscal year 2018 includes a market basket increase of 2.6%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. As noted below, the standard payment conversion factor for fiscal year 2018 is impacted further by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. CMS increased the outlier threshold amount for fiscal year 2018 to $8,679 from $7,984 established in the final rule for fiscal year 2017.

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

Patient Classification Criteria

In order to qualify as an IRF a hospital must demonstrate that during its most recent twelve month cost reporting period it served an inpatient population of whom at least 60% required intensive rehabilitation services for one or more of 13 conditions specified by regulation. Compliance with the 60% rule is demonstrated through either medical review or the “presumptive” method, in which a patient’s diagnosis codes are compared to a “presumptive compliance” list.  For fiscal year 2018, CMS revised the 60% rule’s presumptive methodology by (i) including certain International Classification of Diseases, Tenth Revision, Clinical Modification (“ICD-10-CM”) diagnosis codes for patients with traumatic brain injury and hip fracture conditions; and (ii) revising the presumptive methodology list for major multiple trauma by counting IRF cases that contain two or more of the ICD-10-CM codes from three major multiple trauma lists in the specified combinations.

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

Operating Statistics

The following table sets forth operating statistics for our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Specialty hospitals data:(1)
Number of hospitals owned—start of period	118	114	118	115
Number of hospitals acquired	3	1	3	1
Number of hospital start-ups	1	—	1	—
Number of hospitals closed/sold	(6)	(1)	(6)	(2)
Number of hospitals owned—end of period	116	114	116	114
Number of hospitals managed—end of period	8	9	8	9
Total number of hospitals (all)—end of period	124	123	124	123
Long term acute care hospitals	106	102	106	102
Rehabilitation hospitals	18	21	18	21
Available licensed beds(2)	5,154	5,155	5,154	5,155
Admissions(2)	13,094	13,691	26,955	27,586
Patient days(2)	317,119	316,884	655,090	634,249
Average length of stay (days)(2)	24	23	24	23
Net revenue per patient day(2)(3)	$1,680	$1,731	$1,655	$1,723
Occupancy rate(2)	68%	68%	70%	68%
Percent patient days—Medicare(2)	55%	54%	56%	54%

Outpatient rehabilitation data:
Number of clinics owned—start of period	1,441	1,445	896	1,445
Number of clinics acquired	—	—	543	1
Number of clinic start-ups	7	6	13	14
Number of clinics closed/sold	(13)	(10)	(17)	(19)
Number of clinics owned—end of period	1,435	1,441	1,435	1,441
Number of clinics managed—end of period	165	167	165	167
Total number of clinics (all)—end of period	1,600	1,608	1,600	1,608
Number of visits(2)	2,122,330	2,106,760	3,698,884	4,182,550
Net revenue per visit(2)(4)	$102	$103	$102	$102

Concentra data:
Number of centers owned—start of period	301	308	300	300
Number of centers acquired	—	5	2	11
Number of center start-ups	—	2	—	4
Number of centers closed/sold	—	—	(1)	—
Number of centers owned—end of period	301	315	301	315
Number of visits(5)	1,890,348	1,982,255	3,736,063	3,869,070
Net revenue per visit(5)(6)	$118	$116	$118	$117

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

(6)                                 Net revenue per visit is calculated by dividing center direct patient service revenue by the total number of center visits.

Results of Operations

The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.5	82.1	84.1	82.8
General and administrative	2.4	2.5	2.5	2.5
Bad debt expense	1.6	1.6	1.6	1.7
Depreciation and amortization	3.3	3.5	3.2	3.7
Income from operations	9.2	10.3	8.6	9.3
Loss on early retirement of debt	—	—	0.0	(0.9)
Equity in earnings of unconsolidated subsidiaries	0.4	0.5	0.4	0.5
Non-operating gain (loss)	1.2	—	1.7	(0.0)
Interest expense	(4.0)	(3.3)	(3.8)	(3.5)
Income before income taxes	6.8	7.5	6.9	5.4
Income tax expense	3.1	2.9	2.3	2.0
Net income	3.7	4.6	4.6	3.4
Net income attributable to non-controlling interests	0.6	0.8	0.5	0.8
Net income attributable to Holdings and Select	3.1%	3.8%	4.1%	2.6%

(1)                                 Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

The following table summarizes selected financial data by business segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2017	% Change	2016	2017	% Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$585,816	$600,960	2.6%	$1,184,770	$1,199,747	1.3%
Outpatient rehabilitation(1)	256,928	258,106	0.5	495,010	513,923	3.8
Concentra	254,868	261,586	2.6	505,745	517,735	2.4
Other(2)	19	23	N/M	436	631	N/M
Total Company	$1,097,631	$1,120,675	2.1%	$2,185,961	$2,232,036	2.1%
Income (loss) from operations:
Specialty hospitals	$68,927	$82,718	20.0%	$141,790	$152,883	7.8%
Outpatient rehabilitation(1)	31,930	36,048	12.9	56,773	61,059	7.5
Concentra	27,931	27,368	(2.0)	46,516	53,531	15.1
Other(2)	(27,734)	(30,471)	(9.9)	(57,139)	(60,045)	(5.1)
Total Company	$101,054	$115,663	14.5%	$187,940	$207,428	10.4%
Adjusted EBITDA:
Specialty hospitals	$82,739	$98,172	18.7%	$169,495	$186,837	10.2%
Outpatient rehabilitation(1)	38,132	41,926	9.9	67,011	73,277	9.4
Concentra	43,039	43,061	0.1	77,192	85,653	11.0
Other(2)	(22,453)	(24,479)	(9.0)	(43,626)	(48,197)	(10.5)
Total Company	$141,457	$158,680	12.2%	$270,072	$297,570	10.2%
Adjusted EBITDA margins:
Specialty hospitals	14.1%	16.3%		14.3%	15.6%
Outpatient rehabilitation(1)	14.8	16.2		13.5	14.3
Concentra	16.9	16.5		15.3	16.5
Other(2)	N/M	N/M		N/M	N/M
Total Company	12.9%	14.2%		12.4%	13.3%
Total assets:(3)
Specialty hospitals	$2,457,948	$2,655,617		$2,457,948	$2,655,617
Outpatient rehabilitation	959,748	982,811		959,748	982,811
Concentra	1,328,243	1,310,483		1,328,243	1,310,483
Other(2)	73,950	105,300		73,950	105,300
Total Company	$4,819,889	$5,054,211		$4,819,889	$5,054,211
Purchases of property and equipment, net:
Specialty hospitals	$21,313	$36,691		$54,988	$69,048
Outpatient rehabilitation(1)	3,825	6,201		8,798	12,874
Concentra	4,716	7,601		7,927	16,287
Other(2)	3,636	4,156		8,545	7,093
Total Company	$33,490	$54,649		$80,258	$105,302

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

(3)                                 Reflects the retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Total assets as of June 30, 2016 were retrospectively conformed to reflect the adoption of the standard, resulting in a reduction to total assets of $18.5 million.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, non-operating gain, interest expense, income taxes, and net income attributable to non-controlling interests, which, in each case, are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased 2.1% to $1,120.7 million for the three months ended June 30, 2017, compared to $1,097.6 million for the three months ended June 30, 2016.

Specialty Hospitals Segment.  Net operating revenues increased 2.6% to $601.0 million for the three months ended June 30, 2017, compared to $585.8 million for the three months ended June 30, 2016 for our specialty hospitals segment. The increase in net operating revenues is principally due to several new inpatient rehabilitation facilities which recently commenced operations. The average net revenue per patient day for all of our specialty hospitals increased 3.0% to $1,731 for the three months ended June 30, 2017, compared to $1,680 for the three months ended June 30, 2016. We had 316,884 patient days for the three months ended June 30, 2017, compared to 317,119 days for the three months ended June 30, 2016. The decrease in patient days is principally due to closed specialty hospitals.

Outpatient Rehabilitation Segment.  Net operating revenues increased to $258.1 million for the three months ended June 30, 2017, compared to $256.9 million for the three months ended June 30, 2016 for our outpatient rehabilitation segment. The increase in net operating revenues was principally due to an increase in our net revenue per visit, offset in part by a decline in visits. Net revenue per visit was $103 for the three months ended June 30, 2017, compared to $102 for the three months ended June 30, 2016. We had 2,106,760 visits in our clinics for the three months ended June 30, 2017, compared to 2,122,330 visits for the three months ended June 30, 2016. The decline in visits occurred within some of our Physiotherapy markets.

Concentra Segment.  Net operating revenues increased 2.6% to $261.6 million for the three months ended June 30, 2017, compared to $254.9 million for the three months ended June 30, 2016 for our Concentra segment. The increase in net operating revenues was due to an increase in visits principally from newly acquired and developed medical centers. We had 1,982,255 visits in our centers for the three months ended June 30, 2017, compared to 1,890,348 visits for the three months ended June 30, 2016. The increase in visits principally related to our employer services. Net revenue per visit was $116 for the three months ended June 30, 2017, compared to $118 for the three months ended June 30, 2016. The decrease in net revenue per visit is principally due to an increased proportion of employer service visits, which yield lower per visit rates.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses were $966.7 million, or 86.2% of net operating revenues, for the three months ended June 30, 2017, compared to $960.4 million, or 87.5% of net operating revenues, for the three months ended June 30, 2016. Our cost of services, a major component of which is labor expense, was $920.2 million, or 82.1% of net operating revenues, for the three months ended June 30, 2017, compared to $917.0 million, or 83.5% of net operating revenues, for the three months ended June 30, 2016. The decrease in our operating expenses relative to our net operating revenues is principally due to the improved operating performance of our start-up specialty hospitals, specialty hospital closures, and a decline in operating expenses in our outpatient rehabilitation segment. Facility rent expense, a component of cost of services, was $57.2 million for the three months ended June 30, 2017, compared to $57.0 million for the three months ended June 30, 2016. General and administrative expenses were $28.3 million for the three months ended June 30, 2017, compared to $25.9 million for the three months ended June 30, 2016. General and administrative expenses as a percentage of net operating revenues were 2.5% for the three months ended June 30, 2017, compared to 2.4% for the three months ended June 30, 2016. Our bad debt expense was $18.2 million for the three months ended June 30, 2017, compared to $17.5 million for the three months ended June 30, 2016. Bad debt expense as a percentage of net operating revenues was 1.6% for both the three months ended June 30, 2017 and 2016.

Adjusted EBITDA

Specialty Hospitals Segment.  Adjusted EBITDA increased 18.7% to $98.2 million for the three months ended June 30, 2017, compared to $82.7 million for the three months ended June 30, 2016 for our specialty hospitals segment. Our Adjusted EBITDA margin for the segment was 16.3% for the three months ended June 30, 2017, compared to 14.1% for the three months ended June 30, 2016. The increase in Adjusted EBITDA for our specialty hospitals segment was primarily driven by the improved operating performance of our LTCHs, reductions in Adjusted EBITDA losses in our start-up specialty hospitals, and the closure of specialty hospitals which had generated Adjusted EBITDA losses during the three months ended  June 30, 2016. Adjusted EBITDA losses in our start-up specialty hospitals were $1.2 million for the three months ended June 30, 2017, compared to $6.6 million for the three months ended June 30, 2016.

Outpatient Rehabilitation Segment.  Adjusted EBITDA increased 9.9% to $41.9 million for the three months ended June 30, 2017, compared to $38.1 million for the three months ended June 30, 2016 for our outpatient rehabilitation segment. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 16.2% for the three months ended June 30, 2017, compared to 14.8% for the three months ended June 30, 2016. The increase in Adjusted EBITDA for our outpatient rehabilitation segment was due to improved operating performance as a result of lower cost of services during the three months ended June 30, 2017.

Concentra Segment.  Adjusted EBITDA was $43.1 million for the three months ended June 30, 2017, compared to $43.0 million for the three months ended June 30, 2016 for our Concentra segment. Our Adjusted EBITDA margin for the Concentra segment was 16.5% for the three months ended June 30, 2017, compared to 16.9% for the three months ended June 30, 2016. The decline in our Adjusted EBITDA margin for our Concentra segment was the result of higher operating expenses, principally related to increased labor costs, relative to our net operating revenues.

Other.  The Adjusted EBITDA loss was $24.5 million for the three months ended June 30, 2017, compared to an Adjusted EBITDA loss of $22.5 million for the three months ended June 30, 2016. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.

Depreciation and Amortization

Depreciation and amortization expense was $38.3 million for the three months ended June 30, 2017, compared to $36.2 million for the three months ended June 30, 2016. The increase was principally due to new inpatient rehabilitation facilities operating in our specialty hospitals segment.

Income from Operations

For the three months ended June 30, 2017, we had income from operations of $115.7 million, compared to $101.1 million for the three months ended June 30, 2016. The increase in income from operations resulted principally from the improved operating performance of our specialty hospitals segment.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended June 30, 2017, we had equity in earnings of unconsolidated subsidiaries of $5.7 million, compared to $4.5 million for the three months ended June 30, 2016. The increase in our equity in earnings of unconsolidated subsidiaries resulted principally from improved performance of the inpatient rehabilitation businesses in which we have a minority interest.

Non-Operating Gain

We recognized a non-operating gain of $13.0 million during the three months ended June 30, 2016. The non-operating gain was principally due to the sale of nine outpatient rehabilitation clinics and the sale of five specialty hospitals in an exchange transaction.

Interest Expense

Interest expense was $37.7 million for the three months ended June 30, 2017, compared to $44.3 million for the three months ended June 30, 2016. The decrease in interest expense was principally the result of decreases in our interest rates associated with the refinancing of the Select credit facilities during the first quarter of 2017 and the Concentra credit facilities during the third quarter of 2016.

Income Taxes

We recorded income tax expense of $32.4 million for the three months ended June 30, 2017, which represented an effective tax rate of 38.7%. We recorded income tax expense of $33.5 million for the three months ended June 30, 2016, which represented an effective tax rate of 45.0%.

During the three months ended June 30, 2016, we exchanged five specialty hospitals. For tax purposes, the exchange was treated as a discrete tax event during the three months ended June 30, 2016. Our tax basis in the five specialty hospitals was less than our book basis, resulting in a tax gain exceeding our book gain. The additional tax expense resulting from this gain was the principal cause of the higher effective tax rate during this period.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests was $9.2 million for the three months ended June 30, 2017, compared to $6.9 million for the three months ended June 30, 2016. The increase is principally due the minority interest owners’ share of income from Concentra and new inpatient rehabilitation facilities operating within our specialty hospitals segment.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, non-operating gain, interest expense, income taxes, and net income attributable to non-controlling interests, which, in each case, are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased 2.1% to $2,232.0 million for the six months ended June 30, 2017, compared to $2,186.0 million for the six months ended June 30, 2016.

Specialty Hospitals Segment.  Net operating revenues increased 1.3% to $1,199.7 million for the six months ended June 30, 2017, compared to $1,184.8 million for the six months ended June 30, 2016 for our specialty hospitals segment. The increase in net operating revenues is principally due to several new inpatient rehabilitation facilities which recently commenced operations. The average net revenue per patient day for our specialty hospitals increased 4.1% to $1,723 for the six months ended June 30, 2017, compared to $1,655 for the six months ended June 30, 2016. For the six months ended June 30, 2017, we had 634,249 patient days, compared to 655,090 days for the six months ended June 30, 2016. The decrease in patient days is principally due to closed specialty hospitals.

Outpatient Rehabilitation Segment.  Net operating revenues increased 3.8% to $513.9 million for the six months ended June 30, 2017, compared to $495.0 million for the six months ended June 30, 2016 for our outpatient rehabilitation segment. The increase in net operating revenues was principally due to the acquisition of Physiotherapy on March 4, 2016, which contributed to the overall growth in our visits. The increase in net operating revenues was offset in part by the sale of our contract therapy businesses on March 31, 2016. Visits increased 13.1% to 4,182,550 for the six months ended June 30, 2017, compared to 3,698,884 visits for the six months ended June 30, 2016. Net revenue per visit was $102 for both the six months ended June 30, 2017 and 2016.

Concentra Segment.  Net operating revenues increased 2.4% to $517.7 million for the six months ended June 30, 2017, compared to $505.7 million for the six months ended June 30, 2016 for our Concentra segment.  The increase in net operating revenues was due to an increase in visits principally from newly acquired and developed medical centers. Visits in our centers increased 3.6% to 3,869,070 for the six months ended June 30, 2017, compared to 3,736,063 visits for the six months ended June 30, 2016. The increase in visits principally related to our employer services. Net revenue per visit was $117 for the six months ended June 30, 2017, compared to $118 for the six months ended June 30, 2016. The decrease in net revenue per visit is principally due to an increased proportion of employer service visits, which yield lower per visit rates.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses were $1,943.7 million, or 87.0% of net operating revenues, for the six months ended June 30, 2017, compared to $1,927.3 million, or 88.2% of net operating revenues, for the six months ended June 30, 2016. Our cost of services, a major component of which is labor expense, was $1,848.6 million, or 82.8% of net operating revenues, for the six months ended June 30, 2017, compared to $1,839.2 million, or 84.1% of net operating revenues, for the six months ended June 30, 2016. The decrease in our operating expenses relative to our net operating revenues is principally due to the improved operating performance of our start-up specialty hospitals, specialty hospitals closures, and cost reductions achieved by Concentra.  Facility rent expense, a component of cost of services, was $113.8 million for the six months ended June 30, 2017, compared to $109.0 million for the six months ended June 30, 2016. General and administrative expenses were $56.4 million for the six months ended June 30, 2017, compared to $54.1 million for the six months ended June 30, 2016, which includes $3.2 million of Physiotherapy acquisition costs. General and administrative expenses as a percentage of net operating revenues were 2.5% for both the six months ended June 30, 2017 and 2016. Our bad debt expense was $38.8 million, or 1.7% of net operating revenues, for the six months ended June 30, 2017, compared to $33.9 million, or 1.6% of net operating revenues, for the six months ended June 30, 2016. The increase was principally the result of increases in bad debt expense in our specialty hospitals and Concentra segments.

Adjusted EBITDA

Specialty Hospitals Segment.  Adjusted EBITDA increased 10.2% to $186.8 million for the six months ended June 30, 2017, compared to $169.5 million for the six months ended June 30, 2016 for our specialty hospitals segment. Our Adjusted EBITDA margin for the segment was 15.6% for the six months ended June 30, 2017, compared to 14.3% for the six months ended June 30, 2016. The increase in Adjusted EBITDA for our specialty hospitals segment was primarily driven by the improved operating performance of our LTCHs, reductions in Adjusted EBITDA losses in our start-up specialty hospitals, and the closure of specialty hospitals which had generated Adjusted EBITDA losses during the six months ended June 30, 2016. Adjusted EBITDA losses in our start-up specialty hospitals were $3.2 million for the six months ended June 30, 2017, compared to $10.5 million for the six months ended June 30, 2016.

Outpatient Rehabilitation Segment.  Adjusted EBITDA increased 9.4% to $73.3 million for the six months ended June 30, 2017, compared to $67.0 million for the six months ended June 30, 2016 for our outpatient rehabilitation segment. The increase in Adjusted EBITDA was principally due to growth in visits, as discussed above under “Net Operating Revenues.” Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 14.3% for the six months ended June 30, 2017, compared to 13.5% for the six months ended June 30, 2016. The increase was principally due to the sale of our contract therapy businesses on March 31, 2016, which operated at lower Adjusted EBITDA margins than our outpatient rehabilitation clinics.

Concentra Segment.  Adjusted EBITDA increased 11.0% to $85.7 million for the six months ended June 30, 2017, compared to $77.2 million for the six months ended June 30, 2016 for our Concentra segment. Our Adjusted EBITDA margin for the Concentra segment was 16.5% for the six months ended June 30, 2017, compared to 15.3% for the six months ended June 30, 2016. The increase in Adjusted EBITDA for our Concentra segment was principally the result of cost reductions we have achieved.

Other.  The Adjusted EBITDA loss was $48.2 million for the six months ended June 30, 2017, compared to an Adjusted EBITDA loss of $43.6 million for the six months ended June 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense was $80.9 million for the six months ended June 30, 2017, compared to $70.7 million for the six months ended June 30, 2016. The increase was principally due to new inpatient rehabilitation facilities operating in our specialty hospitals segment.

Income from Operations

For the six months ended June 30, 2017, we had income from operations of $207.4 million, compared to $187.9 million for the six months ended June 30, 2016. The increase in income from operations resulted principally from the improved operating performance of our specialty hospitals and Concentra segments.

Loss on Early Retirement of Debt

On March 6, 2017, we refinanced Select’s senior secured credit facilities which resulted in losses on early retirement of debt of $19.7 million during the six months ended June 30, 2017.

On March 4, 2016, we refinanced a portion of our term loans under Select’s 2011 senior secured credit facility which resulted in a loss on early retirement of debt of $0.8 million during the six months ended June 30, 2016.

Equity in Earnings of Unconsolidated Subsidiaries

For the six months ended June 30, 2017, we had equity in earnings of unconsolidated subsidiaries of $11.2 million, compared to $9.2 million for the six months ended June 30, 2016. The increase in our equity in earnings of unconsolidated subsidiaries resulted principally from improved performance of the inpatient rehabilitation businesses in which we have a minority interest.

Non-Operating Gain

We recognized a non-operating gain of $38.1 million during the six months ended June 30, 2016.  The non-operating gain was principally due to the sale of our contract therapy businesses during the quarter ended March 31, 2016, as well as the sale of nine outpatient rehabilitation clinics and the sale of five specialty hospitals in an exchange transaction during the quarter ended June 30, 2016.

Interest Expense

Interest expense was $78.5 million for the six months ended June 30, 2017, compared to $83.2 million for the six months ended June 30, 2016. The decrease in interest expense was principally the result of decreases in our interest rates associated with the refinancing of the Select credit facilities during the first quarter of 2017 and the Concentra credit facilities during the third quarter of 2016.

Income Taxes

We recorded income tax expense of $45.6 million for the six months ended June 30, 2017, which represented an effective tax rate of 37.9% We recorded income tax expense of $50.5 million for the six months ended June 30, 2016, which represented an effective tax rate of 33.4%.

Our effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discrete items specific to a particular quarter and quarterly changes in our full year tax provision estimate. On March 31, 2016, we sold our contract therapy businesses. Our tax basis in our contract therapy businesses exceeded our selling price. As a result, we had no tax expense from the sale. Additionally, during the three months ended June 30, 2016, we exchanged five specialty hospitals. Our tax basis in the five specialty hospitals was less than our book basis, resulting in a tax gain exceeding our book gain. The lower effective tax rate for the six months ended June 30, 2016 resulted from the net effects of the two discrete tax events discussed above.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests was $16.8 million for the six months ended June 30, 2017, compared to $12.0 million for the six months ended June 30, 2016. The increase is principally due the minority interest owners’ share of income from Concentra.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2017 and Six Months Ended June 30, 2016

In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Six Months Ended June 30,
	2016	2017
	(in thousands)
Cash flows provided by operating activities	$178,238	$40,340
Cash flows used in investing activities	(432,001)	(99,132)
Cash flows provided by financing activities	317,748	33,562
Net increase (decrease) in cash and cash equivalents	63,985	(25,230)
Cash and cash equivalents at beginning of period	14,435	99,029
Cash and cash equivalents at end of period	$78,420	$73,799

Operating activities provided $40.3 million of cash flows for the six months ended June 30, 2017. The decrease in operating cash flows for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 is principally due to increases in our accounts receivable. Our days sales outstanding was 58 days at June 30, 2017, compared to 51 days at both December 31, 2016 and June 30, 2016. Our days sales outstanding will fluctuate based upon variability in our collection cycles. The increase in our days sales outstanding and related decline in our operating cash flows is primarily related to the current underpayments we are receiving through the periodic interim payment program from Medicare in our LTCHs. These underpayments will be corrected in future months as our periodic interim payments are reconciled and reset by our fiscal intermediaries.

Investing activities used $99.1 million for the six months ended June 30, 2017. The principal use of cash was $105.3 million for purchases of property and equipment and $18.5 million for the acquisition of businesses, offset in part by $34.6 million of proceeds from the sale of assets. Investing activities used $432.0 million of cash flows for the six months ended June 30, 2016, principally due to the acquisition of Physiotherapy.

Financing activities provided $33.6 million of cash flows for the six months ended June 30, 2017. The principal source of cash was $80.0 million of net borrowings under the Select revolving facility, offset in part by $23.1 million of cash used for a principal prepayment associated with the Concentra credit facilities, $2.9 million of cash used for a term loan payment associated with the Select credit facilities, and cash used for the payment of financing costs related to the refinancing of the Select credit facilities.

Financing activities provided $317.7 million of cash flows for the six months ended June 30, 2016. The principal source of cash was the issuance of $625.0 million of series F tranche B term loans, resulting in net proceeds of $600.1 million, offset by $215.7 million of cash used to repay the series D tranche B term loans and $60.0 million of net repayments under the Select revolving facility.

Capital Resources

Working capital.  We had net working capital of $302.4 million at June 30, 2017, compared to $191.3 million at December 31, 2016. The increase in net working capital is primarily due to an increase in our accounts receivable.

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

The Select revolving facility requires Select to maintain a leverage ratio (as defined in the Select credit agreement), which is tested quarterly, not to exceed 6.25 to 1.00. After March 31, 2019, the leverage ratio must not exceed 6.00 to 1.00.  Failure to comply with this covenant would result in an event of default under the Select revolving facility and, absent a waiver or an amendment from the revolving lenders, preclude Select from making further borrowings under the Select revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Select revolving facility. The termination of the Select revolving facility commitments and the acceleration of amounts outstanding thereunder would constitute an event of default with respect to the Select term loan. As of June 30, 2017, Select’s leverage ratio was 5.86 to 1.00.

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

At June 30, 2017, Select had outstanding borrowings under the Select credit facilities consisting of a $1,147.1 million Select term loan (excluding unamortized discounts and debt issuance costs of $27.0 million) and borrowings of $300.0 million (excluding letters of credit) under the Select revolving facility. At June 30, 2017, Select had $111.4 million of availability under the Select revolving facility after giving effect to $38.6 million of outstanding letters of credit.

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

At June 30, 2017, Concentra had outstanding borrowings under the Concentra credit facilities of $619.2 million of first lien term loans (excluding unamortized discounts and debt issuance costs of $14.4 million) and no borrowings under the Concentra revolving facility. At June 30 2017, Concentra had $43.4 million of availability under its revolving facility after giving effect to $6.6 million of outstanding letters of credit.

Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2018, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended June 30, 2017. Since the inception of the program through June 30, 2017, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), Intra-Entity Transfers of Assets Other Than Inventory. Current GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard will be effective for fiscal years beginning after December 15, 2017. The Company plans to adopt the guidance effective January 1, 2018. Adoption of the guidance will be applied on a modified retrospective approach through a cumulative effect adjustment to retained earnings as of the effective date.

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

The Company will implement the new standard beginning January 1, 2019. The Company’s implementation efforts are focused on designing accounting processes, disclosure processes, and internal controls in order to account for its leases under the new standard.

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

The Company will implement the new standard beginning January 1, 2018 using the retrospective transition method.  Adoption of the new standard will result in material changes to the presentation of net operating revenues and bad debt expense in the consolidated statements of operations, but the presentation of the amount of income from operations and net income will be unchanged upon adoption of the new standards. The principal change is how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common form of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. Under the current standards, the Company’s estimate for unrealizable amounts was recorded to bad debt expense. Under the new standards, the Company’s estimate for unrealizable amounts will be recognized as a constraint to revenue and will be reflected as an allowance. Substantially all of the bad debt expense as of June 30, 2016 and June 30, 2017 will be reclassified as an allowance when the Company retrospectively applies the guidance in the standards on January 1, 2018.

The Company’s remaining implementation efforts are focused principally on refining the accounting processes, disclosure processes, and internal controls.

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

As of June 30, 2017, Select had a $1,147.1 million term loan (excluding unamortized discounts and debt issuance costs of $27.0 million) outstanding and $300.0 million in revolving borrowings outstanding under the Select credit facilities, which bear interest at variable rates.

As of June 30, 2017, Concentra had $619.2 million of first lien term loans (excluding unamortized discounts and debt issuance costs of $14.4 million) outstanding under the Concentra credit facilities, which bear interest at variable rates. Concentra did not have any outstanding revolving borrowings at June 30, 2017.

At June 30, 2017, the 3-month LIBOR rate was 1.30%. Consequently, each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra’s variable rate debt by $5.2 million per annum.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of June 30, 2017 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Evansville Litigation

On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital—Evansville, LLC (“SSH-Evansville”), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH-Evansville, and the defendants currently include the Company, SSH-Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH-Evansville. The plaintiff-relators allege that SSH-Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up-coded diagnoses at admission, and admitted patients for whom long-term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaced a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the United States Department of Justice notified the District Court of its decision not to intervene in the case.

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

In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed with prejudice the plaintiff-relator’s lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator’s claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. After the Court of Appeals denied the Motion to Remand, the plaintiff-relator then sought an indicative ruling from the District Court that it would vacate its prior dismissal ruling and allow plaintiff-relator to supplement his Complaint, which the defendants have opposed. The case has been fully briefed in the Court of Appeals. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Wilmington Litigation

On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital—Wilmington, Inc. (“SSH-Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16-347-LPS. The Complaint was initially filed under seal on May 12, 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention on January 13, 2017. The corporate defendants were served on March 6, 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, on May 17, 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint, which is now pending, based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim.

On March 24, 2017, the plaintiff-relator initiated a second action by filing a Complaint in the Superior Court of the State of Delaware in Theresa Kelly v. Select Medical Corporation, Select Employment Services, Inc., and SSH-Wilmington, C.A. No. N17C-03-293 CLS. The Delaware Complaint alleges that the defendants retaliated against her in violation of the Delaware Whistleblowers’ Protection Act for reporting the same alleged violations that are the subject of the federal Amended Complaint. The defendants filed a motion to dismiss, or alternatively to stay, the Delaware Complaint based on the pending federal Amended Complaint and the failure to allege facts to support a violation of the Delaware Whistleblowers’ Protection Act.  The motion is currently pending.

The Company intends to vigorously defend these actions, but at this time the Company is unable to predict the timing and outcome of this matter.

Contract Therapy Subpoena

On May 18, 2017, the Company received a subpoena from the U.S. Attorney’s Office for the District of New Jersey seeking various documents principally relating to the Company’s contract therapy division, which contracted to furnish rehabilitation therapy services to residents of skilled nursing facilities (“SNFs”) and other providers. The Company operated its contract therapy division through a subsidiary until March 31, 2016, when the Company sold the stock of the subsidiary. The subpoena seeks documents that appear to be aimed at assessing whether therapy services were furnished and billed in compliance with Medicare SNF billing requirements, including whether therapy services were coded at inappropriate levels and whether excessive or unnecessary therapy was furnished to justify coding at higher paying levels. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company is producing documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

ITEM 1A.           RISK FACTORS

There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2018 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended June 30, 2017 under the authorized common stock repurchase program.

The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2017. The shares repurchased during the three months ended June 30, 2017 relate entirely to shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2017	3,209	$13.75	—	$185,249,408
May 1 - May 31, 2017	29,165	13.70	—	185,249,408
June 1 - June 30, 2017	—	—	—	185,249,408
Total	32,374	$13.70	—	$185,249,408

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

In light of the results of the advisory vote on the frequency of Say-On-Pay votes at our annual meeting of stockholders on May 2, 2017, our Board of Directors determined that the Company will continue to hold an advisory Say-on-Pay vote annually. Our Board of Directors will re-evaluate this determination no later than the next stockholder vote on the frequency of Say-on-Pay votes.

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

Dated: August 3, 2017

SELECT MEDICAL HOLDINGS CORPORATION

	By:	/s/	Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

	By:	/s/	Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated: August 3, 2017

EXHIBIT INDEX

Number	Description

10.1	Second Amendment to Lease Agreement, dated as of May 30, 2017, between Old Gettysburg Associates and Select Medical Corporation (Reg. Nos. 001-34465 and 001-31441).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016 and 2017, (ii) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2016 and 2017, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the six months ended June 30, 2017 and (v) Notes to Condensed Consolidated Financial Statements.