Form 10-Q
period 2017-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2017-11-02
CIK 1320414, 1035688

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of October 31, 2017, Select Medical Holdings Corporation had outstanding 133,824,559 shares of common stock.

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

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31,	September 30,	December 31,	September 30,
	2016	2017	2016	2017

ASSETS
Current Assets:
Cash and cash equivalents	$99,029	$107,300	$99,029	$107,300
Accounts receivable, net of allowance for doubtful accounts of $63,787 and $70,574 at 2016 and 2017, respectively	573,752	716,426	573,752	716,426
Prepaid income taxes	12,423	—	12,423	—
Other current assets	77,699	80,324	77,699	80,324
Total Current Assets	762,903	904,050	762,903	904,050

Property and equipment, net	892,217	946,063	892,217	946,063
Goodwill	2,751,000	2,767,896	2,751,000	2,767,896
Identifiable intangible assets, net	340,562	331,036	340,562	331,036
Other assets	173,944	174,762	173,944	174,762

Total Assets	$4,920,626	$5,123,807	$4,920,626	$5,123,807

LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$39,362	$18,923	$39,362	$18,923
Current portion of long-term debt and notes payable	13,656	37,560	13,656	37,560
Accounts payable	126,558	133,321	126,558	133,321
Accrued payroll	146,397	139,402	146,397	139,402
Accrued vacation	83,261	89,171	83,261	89,171
Accrued interest	22,325	30,998	22,325	30,998
Accrued other	140,076	143,443	140,076	143,443
Income taxes payable	—	6,718	—	6,718
Total Current Liabilities	571,635	599,536	571,635	599,536

Long-term debt, net of current portion	2,685,333	2,752,742	2,685,333	2,752,742
Non-current deferred tax liability	199,078	191,441	199,078	191,441
Other non-current liabilities	136,520	138,118	136,520	138,118

Total Liabilities	3,592,566	3,681,837	3,592,566	3,681,837

Commitments and contingencies (Note 8)

Redeemable non-controlling interests	422,159	621,515	422,159	621,515

Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 132,596,758 and 133,884,963 shares issued and outstanding at 2016 and 2017, respectively	132	133	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	443,908	459,004	925,111	942,142
Retained earnings (accumulated deficit)	371,685	262,505	(109,386)	(220,500)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	815,725	721,642	815,725	721,642
Non-controlling interests	90,176	98,813	90,176	98,813
Total Equity	905,901	820,455	905,901	820,455

Total Liabilities and Equity	$4,920,626	$5,123,807	$4,920,626	$5,123,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2016	2017	2016	2017

Net operating revenues	$1,053,795	$1,097,166	$1,053,795	$1,097,166

Costs and expenses:
Cost of services	915,703	938,910	915,703	938,910
General and administrative	27,088	27,065	27,088	27,065
Bad debt expense	17,677	20,321	17,677	20,321
Depreciation and amortization	37,165	38,772	37,165	38,772
Total costs and expenses	997,633	1,025,068	997,633	1,025,068

Income from operations	56,162	72,098	56,162	72,098

Other income and expense:
Loss on early retirement of debt	(10,853)	—	(10,853)	—
Equity in earnings of unconsolidated subsidiaries	5,268	4,431	5,268	4,431
Non-operating loss	(1,028)	—	(1,028)	—
Interest expense	(44,482)	(37,688)	(44,482)	(37,688)

Income before income taxes	5,067	38,841	5,067	38,841

Income tax expense	1,075	14,017	1,075	14,017
Net income	3,992	24,824	3,992	24,824

Less: Net income (loss) attributable to non-controlling interests	(2,479)	6,362	(2,479)	6,362

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$6,471	$18,462	$6,471	$18,462

Income per common share:
Basic	$0.05	$0.14
Diluted	$0.05	$0.14

Weighted average shares outstanding:
Basic	127,848	129,142
Diluted	127,989	129,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017

Net operating revenues	$3,239,756	$3,329,202	$3,239,756	$3,329,202

Costs and expenses:
Cost of services	2,754,950	2,787,497	2,754,950	2,787,497
General and administrative	81,226	83,415	81,226	83,415
Bad debt expense	51,591	59,120	51,591	59,120
Depreciation and amortization	107,887	119,644	107,887	119,644
Total costs and expenses	2,995,654	3,049,676	2,995,654	3,049,676

Income from operations	244,102	279,526	244,102	279,526

Other income and expense:
Loss on early retirement of debt	(11,626)	(19,719)	(11,626)	(19,719)
Equity in earnings of unconsolidated subsidiaries	14,466	15,618	14,466	15,618
Non-operating gain (loss)	37,094	(49)	37,094	(49)
Interest expense	(127,662)	(116,196)	(127,662)	(116,196)

Income before income taxes	156,374	159,180	156,374	159,180

Income tax expense	51,585	59,593	51,585	59,593
Net income	104,789	99,587	104,789	99,587

Less: Net income attributable to non-controlling interests	9,550	23,200	9,550	23,200

Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$95,239	$76,387	$95,239	$76,387

Income per common share:
Basic	$0.72	$0.57
Diluted	$0.72	$0.57

Weighted average shares outstanding:
Basic	127,659	128,745
Diluted	127,804	128,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income

(unaudited)

(in thousands)

		Select Medical Holdings Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$422,159	132,597	$132	$443,908	$371,685	$815,725	$90,176	$905,901
Net income attributable to Select Medical Holdings Corporation					76,387	76,387		76,387
Net income attributable to non-controlling interests	18,519					—	4,681	4,681
Issuance and vesting of restricted stock		1,323	1	13,445		13,446		13,446
Repurchase of common shares		(220)	0	(1,934)	(1,669)	(3,603)		(3,603)
Exercise of stock options		185	0	1,634		1,634		1,634
Issuance of non-controlling interests				1,951		1,951	8,944	10,895
Purchase of non-controlling interests	(127)				7	7		7
Distributions to non-controlling interests	(4,003)					—	(5,153)	(5,153)
Redemption adjustment on non-controlling interests	184,294				(184,294)	(184,294)		(184,294)
Other	673				389	389	165	554
Balance at September 30, 2017	$621,515	133,885	$133	$459,004	$262,505	$721,642	$98,813	$820,455

		Select Medical Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$422,159	0	$0	$925,111	$(109,386)	$815,725	$90,176	$905,901
Net income attributable to Select Medical Corporation					76,387	76,387		76,387
Net income attributable to non-controlling interests	18,519					—	4,681	4,681
Additional investment by Holdings				1,634		1,634		1,634
Dividends declared and paid to Holdings					(3,603)	(3,603)		(3,603)
Contribution related to restricted stock awards and stock option issuances by Holdings				13,446		13,446		13,446
Issuance of non-controlling interests				1,951		1,951	8,944	10,895
Purchase of non-controlling interests	(127)				7	7		7
Distributions to non-controlling interests	(4,003)					—	(5,153)	(5,153)
Redemption adjustment on non-controlling interests	184,294				(184,294)	(184,294)		(184,294)
Other	673				389	389	165	554
Balance at September 30, 2017	$621,515	0	$0	$942,142	$(220,500)	$721,642	$98,813	$820,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2017	2016	2017

Operating activities
Net income	$104,789	$99,587	$104,789	$99,587
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	16,145	14,542	16,145	14,542
Depreciation and amortization	107,887	119,644	107,887	119,644
Provision for bad debts	51,591	59,120	51,591	59,120
Equity in earnings of unconsolidated subsidiaries	(14,466)	(15,618)	(14,466)	(15,618)
Loss on extinguishment of debt	11,626	6,527	11,626	6,527
Gain on sale or disposal of assets and businesses	(41,910)	(9,499)	(41,910)	(9,499)
Gain on sale of equity investment	(241)	—	(241)	—
Impairment of equity investment	5,339	—	5,339	—
Stock compensation expense	12,924	14,227	12,924	14,227
Amortization of debt discount, premium and issuance costs	11,845	8,546	11,845	8,546
Deferred income taxes	(13,088)	(6,126)	(13,088)	(6,126)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(40,776)	(201,514)	(40,776)	(201,514)
Other current assets	12,094	(2,677)	12,094	(2,677)
Other assets	5,146	1,407	5,146	1,407
Accounts payable	(17,752)	3,913	(17,752)	3,913
Accrued expenses	52,996	18,752	52,996	18,752
Due to third party payors	11,065	—	11,065	—
Income taxes	5,547	19,141	5,547	19,141
Net cash provided by operating activities	280,761	129,972	280,761	129,972

Investing activities
Business combinations, net of cash acquired	(414,231)	(19,371)	(414,231)	(19,371)
Purchases of property and equipment	(118,260)	(173,800)	(118,260)	(173,800)
Investment in businesses	(3,140)	(11,374)	(3,140)	(11,374)
Proceeds from sale of assets, businesses, and equity investment	72,629	34,555	72,629	34,555
Net cash used in investing activities	(463,002)	(169,990)	(463,002)	(169,990)

Financing activities
Borrowings on revolving facilities	420,000	805,000	420,000	805,000
Payments on revolving facilities	(545,000)	(705,000)	(545,000)	(705,000)
Proceeds from term loans	795,344	1,139,487	795,344	1,139,487
Payments on term loans	(434,842)	(1,176,567)	(434,842)	(1,176,567)
Revolving facility debt issuance costs	—	(4,392)	—	(4,392)
Borrowings of other debt	23,801	27,571	23,801	27,571
Principal payments on other debt	(15,477)	(15,112)	(15,477)	(15,112)
Repurchase of common stock	(1,939)	(3,603)	—	—
Dividends paid to Holdings	—	—	(1,939)	(3,603)
Proceeds from exercise of stock options	1,488	1,634	—	—
Equity investment by Holdings	—	—	1,488	1,634
Repayments of overdrafts	(8,464)	(20,439)	(8,464)	(20,439)
Proceeds from issuance of non-controlling interests	11,846	8,986	11,846	8,986
Purchase of non-controlling interests	(1,530)	(120)	(1,530)	(120)
Distributions to non-controlling interests	(9,198)	(9,156)	(9,198)	(9,156)
Net cash provided by financing activities	236,029	48,289	236,029	48,289

Net increase in cash and cash equivalents	53,788	8,271	53,788	8,271

Cash and cash equivalents at beginning of period	14,435	99,029	14,435	99,029
Cash and cash equivalents at end of period	$68,223	$107,300	$68,223	$107,300

Supplemental Information
Cash paid for interest	$92,928	$101,341	$92,928	$101,341
Cash paid for taxes	$59,937	$46,553	$59,937	$46,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation

The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2017, and for the three and nine month periods ended September 30, 2016 and 2017, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 23, 2017.

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

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 states that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should be accounted for as an asset acquisition. In addition, the ASU clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 will be applied prospectively and is effective for annual periods beginning after December 15, 2017. Early adoption is permitted.

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

The Company will implement the new standard beginning January 1, 2018 using the retrospective transition method.  Adoption of the new standard will result in material changes to the presentation of net operating revenues and bad debt expense in the consolidated statements of operations, but the presentation of the amount of income from operations and net income is not expected to materially change upon adoption of the new standards. The principal change is how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common form of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. Under the current standards, the Company’s estimate for unrealizable amounts was recorded to bad debt expense. Under the new standards, the Company’s estimate for unrealizable amounts will be recognized as a constraint to revenue and will be reflected as an allowance. Substantially all of the bad debt expense as of September 30, 2016 and September 30, 2017 will be reclassified as an allowance when the Company retrospectively applies the guidance in the standards on January 1, 2018.

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

The following pro forma unaudited results of operations have been prepared assuming the acquisition of Physiotherapy occurred on January 1, 2015. These results are not necessarily indicative of results of future operations nor of the results that would have actually occurred had the acquisition been consummated on the aforementioned date. The Company’s results of operations for the three months ended September 30, 2016 and for the three and nine months ended September 30, 2017 include Physiotherapy for the entire period. There were no pro forma adjustments during these periods; therefore, no pro forma information is presented.

Nine Months Ended September 30, 2016
(in thousands, except per share amounts)
Net revenue	$3,293,286
Net income attributable to Holdings	93,418
Income per common share:
Basic	$0.71
Diluted	$0.71

The net income tax impact was calculated at a statutory rate, as if Physiotherapy had been a subsidiary of the Company as of January 1, 2015. Pro forma results for the nine months ended September 30, 2016 were adjusted to exclude approximately $3.2 million of Physiotherapy acquisition costs.

Other Acquisitions

The Company completed acquisitions within our specialty hospitals, outpatient rehabilitation, and Concentra segments during the nine months ended September 30, 2017. The Company provided total consideration of $21.7 million, consisting principally of $19.4 million of cash and the issuance of non-controlling interests. The assets received in these acquisitions consisted principally of accounts receivable, property and equipment, identifiable intangible assets, and goodwill, of which $0.8 million, $1.8 million, and $14.5 million of goodwill was recognized in our specialty hospitals, outpatient rehabilitation, and Concentra reporting units, respectively.

4.          Intangible Assets and Liabilities

Goodwill

The following table shows changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2017:

	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2016	$1,447,406	$643,557	$660,037	$2,751,000
Acquired	797	1,768	14,505	17,070
Measurement period adjustment	(342)	168	—	(174)
Balance as of September 30, 2017	$1,447,861	$645,493	$674,542	$2,767,896

See Note 3 for details of the goodwill acquired during the period.

Identifiable Intangible Assets and Liabilities

The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets and liabilities:

	December 31, 2016			September 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	17,026	—	17,026	19,166	—	19,166
Accreditations	2,235	—	2,235	1,965	—	1,965
Finite-lived assets:
Customer relationships	142,198	(23,185)	119,013	143,953	(34,482)	109,471
Favorable leasehold interests	13,089	(2,317)	10,772	13,295	(3,745)	9,550
Non-compete agreements	26,655	(1,837)	24,818	27,555	(3,369)	24,186
Total identifiable intangible assets	$367,901	$(27,339)	$340,562	$372,632	$(41,596)	$331,036

Finite-lived liabilities:
Unfavorable leasehold interests	$5,139	$(1,410)	$3,729	$5,343	$(2,529)	$2,814

The Company’s customer relationships and non-compete agreements amortize over their estimated useful lives. Amortization expense was $4.1 million and $4.4 million for the three months ended September 30, 2016 and 2017, respectively. Amortization expense was $12.2 million and $13.1 million for the nine months ended September 30, 2016 and 2017, respectively.

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

The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At September 30, 2017, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 2.1 years, respectively.

5.              Long-Term Debt and Notes Payable

For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.

The Company’s long-term debt and notes payable as of September 30, 2017 are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$835	$(7,032)	$703,803	$731,300
Credit facilities:
Revolving facility	320,000	—	—	320,000	294,400
Term loan	1,144,250	(12,962)	(13,019)	1,118,269	1,158,553
Other	35,184	—	—	35,184	35,184
Total Select debt	2,209,434	(12,127)	(20,051)	2,177,256	2,219,437

Concentra:
Credit facilities:
Term loan	619,175	(2,385)	(11,268)	605,522	620,917
Other	7,524	—	—	7,524	7,524
Total Concentra debt	626,699	(2,385)	(11,268)	613,046	628,441

Total debt	$2,836,133	$(14,512)	$(31,319)	$2,790,302	$2,847,878

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Select:
6.375% senior notes	$—	$—	$—	$—	$710,000	$—	$710,000
Credit facilities:
Revolving facility	—	—	—	—	—	320,000	320,000
Term loan	2,875	11,500	11,500	11,500	11,500	1,095,375	1,144,250
Other	17,828	5,437	11,827	68	14	10	35,184
Total Select debt	20,703	16,937	23,327	11,568	721,514	1,415,385	2,209,434

Concentra:
Credit facilities:
Term loan	—	—	—	3,016	6,520	609,639	619,175
Other	657	2,843	144	161	160	3,559	7,524
Total Concentra debt	657	2,843	144	3,177	6,680	613,198	626,699

Total debt	$21,360	$19,780	$23,471	$14,745	$728,194	$2,028,583	$2,836,133

The Company’s long-term debt and notes payable as of December 31, 2016 are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$1,006	$(8,461)	$702,545	$710,000
Credit facilities:
Revolving facility	220,000	—	—	220,000	204,600
Term loans	1,147,751	(11,967)	(13,581)	1,122,203	1,165,860
Other	22,688	—	—	22,688	22,688
Total Select debt	2,100,439	(10,961)	(22,042)	2,067,436	2,103,148

Concentra:
Credit facilities:
Term loan	642,239	(2,773)	(13,091)	626,375	644,648
Other	5,178	—	—	5,178	5,178
Total Concentra debt	647,417	(2,773)	(13,091)	631,553	649,826

Total debt	$2,747,856	$(13,734)	$(35,133)	$2,698,989	$2,752,974

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

Select will be required to prepay borrowings under the Select credit facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the Select credit facilities or subject to a first lien intercreditor agreement, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Select credit agreement) if Select’s leverage ratio is greater than 4.50 to 1.00 and 25% of excess cash flow if Select’s leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, in each case, reduced by the aggregate amount of term loans, revolving loans and certain other debt optionally prepaid during the applicable fiscal year.  Select will not be required to prepay borrowings with excess cash flow if Select’s leverage ratio is less than or equal to 4.00 to 1.00.

The Select revolving facility requires Select to maintain a leverage ratio (as defined in the Select credit agreement), which is tested quarterly, not to exceed 6.25 to 1.00. After March 31, 2019, the leverage ratio must not exceed 6.00 to 1.00.  Failure to comply with this covenant would result in an event of default under the Select revolving facility and, absent a waiver or an amendment from the revolving lenders, preclude Select from making further borrowings under the Select revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Select revolving facility. The termination of the Select revolving facility commitments and the acceleration of amounts outstanding thereunder would constitute an event of default with respect to the Select term loan. As of September 30, 2017, Select’s leverage ratio was 5.82 to 1.00.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)
Net operating revenues:
Specialty hospitals	$544,491	$585,288	$1,729,261	$1,785,035
Outpatient rehabilitation(1)	250,710	250,527	745,720	764,450
Concentra	258,507	261,295	764,252	779,030
Other	87	56	523	687
Total Company	$1,053,795	$1,097,166	$3,239,756	$3,329,202

Adjusted EBITDA:
Specialty hospitals	$48,264	$69,454	$217,759	$256,291
Outpatient rehabilitation(1)	31,995	29,298	99,006	102,575
Concentra	40,888	40,003	118,080	125,656
Other	(23,070)	(22,928)	(66,696)	(71,125)
Total Company	$98,077	$115,827	$368,149	$413,397

Total assets:(2)
Specialty hospitals	$2,469,060	$2,748,761	$2,469,060	$2,748,761
Outpatient rehabilitation	955,359	945,765	955,359	945,765
Concentra	1,318,866	1,332,012	1,318,866	1,332,012
Other	73,992	97,269	73,992	97,269
Total Company	$4,817,277	$5,123,807	$4,817,277	$5,123,807

Purchases of property and equipment, net:
Specialty hospitals	$24,378	$37,376	$79,366	$106,424
Outpatient rehabilitation(1)	6,234	6,496	15,032	19,370
Concentra	2,720	5,369	10,647	21,656
Other	4,670	19,257	13,215	26,350
Total Company	$38,002	$68,498	$118,260	$173,800

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$48,264	$31,995	$40,888	$(23,070)
Depreciation and amortization	(14,317)	(6,159)	(15,278)	(1,411)
Stock compensation expense	—	—	(193)	(4,557)
Income (loss) from operations	$33,947	$25,836	$25,417	$(29,038)	$56,162
Loss on early retirement of debt					(10,853)
Equity in earnings of unconsolidated subsidiaries					5,268
Non-operating loss					(1,028)
Interest expense					(44,482)
Income before income taxes					$5,067

	Three Months Ended September 30, 2017
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$69,454	$29,298	$40,003	$(22,928)
Depreciation and amortization	(15,437)	(5,964)	(15,014)	(2,357)
Stock compensation expense	—	—	(212)	(4,745)
Income (loss) from operations	$54,017	$23,334	$24,777	$(30,030)	$72,098
Equity in earnings of unconsolidated subsidiaries					4,431
Interest expense					(37,688)
Income before income taxes					$38,841

	Nine Months Ended September 30, 2016
	Specialty Hospitals	Outpatient Rehabilitation(1)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$217,759	$99,006	$118,080	$(66,696)
Depreciation and amortization	(42,022)	(16,397)	(45,570)	(3,898)
Stock compensation expense	—	—	(577)	(12,347)
Physiotherapy acquisition costs	—	—	—	(3,236)
Income (loss) from operations	$175,737	$82,609	$71,933	$(86,177)	$244,102
Loss on early retirement of debt					(11,626)
Equity in earnings of unconsolidated subsidiaries					14,466
Non-operating gain					37,094
Interest expense					(127,662)
Income before income taxes					$156,374

	Nine Months Ended September 30, 2017
	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$256,291	$102,575	$125,656	$(71,125)
Depreciation and amortization	(49,391)	(18,182)	(46,566)	(5,505)
Stock compensation expense	—	—	(782)	(13,445)
Income (loss) from operations	$206,900	$84,393	$78,308	$(90,075)	$279,526
Loss on early retirement of debt					(19,719)
Equity in earnings of unconsolidated subsidiaries					15,618
Non-operating loss					(49)
Interest expense					(116,196)
Income before income taxes					$159,180

(1)                                     The outpatient rehabilitation segment includes the operating results of the Company’s contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

(2)                                     Reflects the retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Total assets as of September 30, 2016 were retrospectively conformed to reflect the adoption of the standard, resulting in a reduction to total assets of $28.1 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$6,471	$18,462	$95,239	$76,387
Less: Earnings allocated to unvested restricted stockholders	209	608	2,852	2,464
Net income available to common stockholders	$6,262	$17,854	$92,387	$73,923

Denominator:
Weighted average shares—basic	127,848	129,142	127,659	128,745
Effect of dilutive securities:
Stock options	141	180	145	171
Weighted average shares—diluted	127,989	129,322	127,804	128,916

Basic income per common share:	$0.05	$0.14	$0.72	$0.57
Diluted income per common share:	$0.05	$0.14	$0.72	$0.57

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

In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed with prejudice the plaintiff-relator’s lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator’s claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. After the Court of Appeals denied the Motion to Remand, the plaintiff-relator then sought an indicative ruling from the District Court that it would vacate its prior dismissal ruling and allow plaintiff-relator to supplement his Complaint, which the defendants have opposed. The case has been fully briefed and argued in the Court of Appeals. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

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

Northern District of Alabama Investigation

On October 30, 2017, the Company was contacted by the U.S. Attorney’s Office for the Northern District of Alabama to request cooperation in connection with an investigation that may involve Medicare billing compliance at certain of the Company’s Physiotherapy outpatient rehabilitation clinics.  The Company intends to cooperate with this investigation.  At this time, the Company is unable to predict the timing and outcome of this matter.

9.  Subsequent Event

On October 23, 2017, Select announced that Concentra Group Holdings entered into an Equity Purchase and Contribution Agreement (the “Purchase Agreement”) dated October 22, 2017 with Concentra, Concentra Group Holdings Parent, LLC (“Group Holdings Parent”), U.S. HealthWorks, Inc. (“U.S. HealthWorks”), and Dignity Health Holdings Company (“DHHC”).  Pursuant to the terms of the Purchase Agreement, Concentra will acquire the issued and outstanding shares of stock of U.S. HealthWorks, an occupational medicine and urgent care service provider.

In connection with the closing of the transaction, it is expected that Concentra Group Holdings will redeem certain of its outstanding equity interests from existing minority equity holders and subsequently, Concentra Group Holdings and a wholly owned subsidiary of Group Holdings Parent will merge, with Concentra Group Holdings surviving the merger and becoming a wholly owned subsidiary of Group Holdings Parent. As a result of the merger, the equity interests of Concentra Group Holdings outstanding after the redemption described above will be exchanged for membership interests in Group Holdings Parent.

The transaction values U.S. HealthWorks at $753.0 million, subject to certain customary adjustments for working capital, cash, debt, transaction expenses and other items in accordance with the terms of the Purchase Agreement. DHHC, a subsidiary of Dignity Health, will be issued a 20% equity interest in Group Holdings Parent, which is valued at $238.0 million. The remainder of the purchase price will be paid in cash.  Select will retain a majority voting interest in Group Holdings Parent following the closing of the transaction.

Concentra expects to finance the transaction and related expenses using a proposed $555.0 million senior secured incremental term facility under its existing credit facility and a proposed $240.0 million second lien term facility, for which JP Morgan Chase, N.A. has provided Concentra with a debt commitment letter.

The transaction, which is expected to close in the first quarter of 2018, is subject to a number of closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

10.  Condensed Consolidating Financial Information

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

Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra at December 31, 2016 and September 30, 2017 and for the three and nine months ended September 30, 2016 and 2017.

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

Select Medical Corporation

Condensed Consolidating Balance Sheet

September 30, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$73	$6,359	$4,548	$96,320	$—		$107,300
Accounts receivable, net	—	468,370	120,463	127,593	—		716,426
Intercompany receivables	—	1,488,527	36,784	—	(1,525,311	)(a)	—
Prepaid income taxes	2,882	—	—	—	(2,882	)(f)	—
Other current assets	10,937	30,142	16,814	22,431	—		80,324
Total Current Assets	13,892	1,993,398	178,609	246,344	(1,528,193)		904,050

Property and equipment, net	50,736	646,672	75,315	173,340	—		946,063
Investment in affiliates	4,421,777	116,370	—	—	(4,538,147	)(b)(c)	—
Goodwill	—	2,093,354	—	674,542	—		2,767,896
Identifiable intangible assets, net	—	104,570	4,824	221,642	—		331,036
Other assets	42,852	101,285	36,285	16,144	(21,804	)(e)	174,762

Total Assets	$4,529,257	$5,055,649	$295,033	$1,332,012	$(6,088,144)		$5,123,807

Liabilities and Equity
Current Liabilities:
Overdrafts	$18,923	$—	$—	$—	$—		$18,923
Current portion of long-term debt and notes payable	30,838	773	2,483	3,466	—		37,560
Accounts payable	13,066	82,662	24,196	13,397	—		133,321
Intercompany payables	1,488,527	36,784	—	—	(1,525,311	)(a)	—
Accrued payroll	11,186	86,257	3,931	38,028	—		139,402
Accrued vacation	3,848	55,949	12,040	17,334	—		89,171
Accrued interest	28,763	7	—	2,228	—		30,998
Accrued other	40,075	59,088	12,183	32,097	—		143,443
Income taxes payable	—	—	—	9,600	(2,882	)(f)	6,718
Total Current Liabilities	1,635,226	321,520	54,833	116,150	(1,528,193)		599,536

Long-term debt, net of current portion	2,133,355	243	9,564	609,580	—		2,752,742
Non-current deferred tax liability	—	131,902	767	80,576	(21,804	)(e)	191,441
Other non-current liabilities	39,034	55,572	8,039	35,473	—		138,118

Total Liabilities	3,807,615	509,237	73,203	841,779	(1,549,997)		3,681,837

Redeemable non-controlling interests	—	—	—	14,641	606,874	(d)	621,515

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	942,142	—	—	—	—		942,142
Retained earnings (accumulated deficit)	(220,500)	1,328,453	(40,068)	34,338	(1,322,723	)(c)(d)	(220,500)
Subsidiary investment	—	3,217,959	261,898	437,568	(3,917,425	)(b)(d)	—
Total Select Medical Corporation Stockholder’s Equity	721,642	4,546,412	221,830	471,906	(5,240,148)		721,642

Non-controlling interests	—	—	—	3,686	95,127	(d)	98,813
Total Equity	721,642	4,546,412	221,830	475,592	(5,145,021)		820,455

Total Liabilities and Equity	$4,529,257	$5,055,649	$295,033	$1,332,012	$(6,088,144)		$5,123,807

(a)  Elimination of intercompany balances.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclassification of equity attributable to non-controlling interests.

(e)  Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

(f)  Reclassification of prepaid income taxes to report net income taxes payable in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$56	$661,676	$174,139	$261,295	$—		$1,097,166

Costs and expenses:
Cost of services	667	570,564	151,609	216,070	—		938,910
General and administrative	27,028	37	—	—	—		27,065
Bad debt expense	—	10,879	4,008	5,434	—		20,321
Depreciation and amortization	2,355	17,982	3,421	15,014	—		38,772
Total costs and expenses	30,050	599,462	159,038	236,518	—		1,025,068

Income (loss) from operations	(29,994)	62,214	15,101	24,777	—		72,098

Other income and expense:
Intercompany interest and royalty fees	7,864	(4,194)	(3,670)	—	—		—
Intercompany management fees	51,241	(41,048)	(10,193)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,416	15	—	—		4,431
Interest income (expense)	(30,239)	270	(20)	(7,699)	—		(37,688)

Income (loss) before income taxes	(1,128)	21,658	1,233	17,078	—		38,841

Income tax expense (benefit)	(1,032)	8,377	330	6,342	—		14,017
Equity in earnings of consolidated subsidiaries	18,558	399	—	—	(18,957	)(a)	—

Net income	18,462	13,680	903	10,736	(18,957)		24,824

Less: Net income attributable to non-controlling interests	—	—	383	5,979	—		6,362

Net income attributable to Select Medical Corporation	$18,462	$13,680	$520	$4,757	$(18,957)		$18,462

(a) Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)

Net operating revenues	$687	$2,038,955	$510,530	$779,030	$—		$3,329,202

Costs and expenses:
Cost of services	1,843	1,713,091	434,130	638,433	—		2,787,497
General and administrative	83,291	124	—	—	—		83,415
Bad debt expense	—	32,456	10,941	15,723	—		59,120
Depreciation and amortization	5,503	57,471	10,104	46,566	—		119,644
Total costs and expenses	90,637	1,803,142	455,175	700,722	—		3,049,676

Income (loss) from operations	(89,950)	235,813	55,355	78,308	—		279,526

Other income and expense:
Intercompany interest and royalty fees	24,760	(13,586)	(11,174)	—	—		—
Intercompany management fees	176,443	(147,117)	(29,326)	—	—		—
Loss on early retirement of debt	(19,719)	—	—	—	—		(19,719)
Equity in earnings of unconsolidated subsidiaries	—	15,555	63	—	—		15,618
Non-operating loss	—	(49)	—	—	—		(49)
Interest income (expense)	(93,725)	269	(104)	(22,636)	—		(116,196)

Income (loss) before income taxes	(2,191)	90,885	14,814	55,672	—		159,180

Income tax expense (benefit)	(3,230)	41,620	943	20,260	—		59,593
Equity in earnings of consolidated subsidiaries	75,348	10,174	—	—	(85,522	)(a)	—

Net income	76,387	59,439	13,871	35,412	(85,522)		99,587

Less: Net income attributable to non-controlling interests	—	—	3,627	19,573	—		23,200

Net income attributable to Select Medical Corporation	$76,387	$59,439	$10,244	$15,839	$(85,522)		$76,387

(a) Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2017

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)

Operating activities
Net income	$76,387	$59,439	$13,871	$35,412	$(85,522	)(a)	$99,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	14,493	49	—	—		14,542
Depreciation and amortization	5,503	57,471	10,104	46,566	—		119,644
Provision for bad debts	—	32,456	10,941	15,723	—		59,120
Equity in earnings of unconsolidated subsidiaries	—	(15,555)	(63)	—	—		(15,618)
Equity in earnings of consolidated subsidiaries	(75,348)	(10,174)	—	—	85,522	(a)	—
Loss on extinguishment of debt	6,527	—	—	—	—		6,527
Loss (gain) on sale or disposal of assets and businesses	(8)	(4,824)	(4,687)	20	—		(9,499)
Stock compensation expense	13,445	—	—	782	—		14,227
Amortization of debt discount, premium and issuance costs	6,113	—	—	2,433	—		8,546
Deferred income taxes	5,014	—	—	(11,140)	—		(6,126)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(137,255)	(33,634)	(30,625)	—		(201,514)
Other current assets	1,016	3,816	(6,731)	(778)	—		(2,677)
Other assets	1,633	(3,709)	3,044	439	—		1,407
Accounts payable	2,375	(616)	1,373	781	—		3,913
Accrued expenses	164	(2,075)	11,181	9,482	—		18,752
Income taxes	3,776	—	—	15,365	—		19,141
Net cash provided by (used in) operating activities	46,597	(6,533)	5,448	84,460	—		129,972

Investing activities
Business combinations, net of cash acquired	—	(3,356)	(295)	(15,720)	—		(19,371)
Purchases of property and equipment	(26,350)	(102,150)	(23,644)	(21,656)	—		(173,800)
Investment in businesses	—	(11,374)	—	—	—		(11,374)
Proceeds from sale of assets and businesses	8	15,007	19,537	3	—		34,555
Net cash used in investing activities	(26,342)	(101,873)	(4,402)	(37,373)	—		(169,990)

Financing activities
Borrowings on revolving facilities	805,000	—	—	—	—		805,000
Payments on revolving facilities	(705,000)	—	—	—	—		(705,000)
Proceeds from term loans	1,139,487	—	—	—	—		1,139,487
Payments on term loans	(1,153,502)	—	—	(23,065)	—		(1,176,567)
Revolving facility debt issuance costs	(4,392)	—	—	—	—		(4,392)
Borrowings of other debt	21,572	—	3,232	2,767	—		27,571
Principal payments on other debt	(10,122)	(306)	(2,150)	(2,534)	—		(15,112)
Dividends paid to Holdings	(3,603)	—	—	—	—		(3,603)
Equity investment by Holdings	1,634	—	—	—	—		1,634
Intercompany	(101,888)	108,724	(6,836)	—	—		—
Proceeds from issuance of non-controlling interests	—	—	8,986	—	—		8,986
Repayments of overdrafts	(20,439)	—	—	—	—		(20,439)
Purchase of non-controlling interests	—	(120)	—	—	—		(120)
Distributions to non-controlling interests	—	—	(4,786)	(4,370)	—		(9,156)
Net cash provided by (used in) financing activities	(31,253)	108,298	(1,554)	(27,202)	—		48,289

Net increase (decrease) in cash and cash equivalents	(10,998)	(108)	(508)	19,885	—		8,271

Cash and cash equivalents at beginning of period	11,071	6,467	5,056	76,435	—		99,029
Cash and cash equivalents at end of period	$73	$6,359	$4,548	$96,320	$—		$107,300

(a)  Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Balance Sheet

December 31, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$11,071	$6,467	$5,056	$76,435	$—		$99,029
Accounts receivable, net	—	363,470	97,770	112,512	—		573,752
Intercompany receivables	—	1,573,960	25,578	—	(1,599,538	)(a)	—
Prepaid income taxes	6,658	—	—	5,765	—		12,423
Other current assets	11,953	33,958	10,269	21,519	—		77,699
Total Current Assets	29,682	1,977,855	138,673	216,231	(1,599,538)		762,903

Property and equipment, net	48,697	603,408	50,869	189,243	—		892,217
Investment in affiliates	4,493,684	89,288	—	—	(4,582,972	)(b)(c)	—
Goodwill	—	2,090,963	—	660,037	—		2,751,000
Identifiable intangible assets, net	—	106,439	2,693	231,430	—		340,562
Other assets	45,636	84,803	53,954	16,235	(26,684	)(e)	173,944

Total Assets	$4,617,699	$4,952,756	$246,189	$1,313,176	$(6,209,194)		$4,920,626

Liabilities and Equity
Current Liabilities:
Overdrafts	$39,362	$—	$—	$—	$—		$39,362
Current portion of long-term debt and notes payable	7,227	445	1,324	4,660	—		13,656
Accounts payable	10,775	78,608	22,397	14,778	—		126,558
Intercompany payables	1,573,960	25,578	—	—	(1,599,538	)(a)	—
Accrued payroll	16,963	92,216	4,246	32,972	—		146,397
Accrued vacation	3,440	55,486	10,668	13,667	—		83,261
Accrued interest	20,114	—	—	2,211	—		22,325
Accrued other	39,155	62,384	4,639	33,898	—		140,076
Total Current Liabilities	1,710,996	314,717	43,274	102,186	(1,599,538)		571,635

Long-term debt, net of current portion	2,048,154	601	9,685	626,893	—		2,685,333
Non-current deferred tax liability	—	133,852	596	91,314	(26,684	)(e)	199,078
Other non-current liabilities	42,824	53,537	5,727	34,432	—		136,520

Total Liabilities	3,801,974	502,707	59,282	854,825	(1,626,222)		3,592,566

Redeemable non-controlling interests	—	—	—	15,493	406,666	(d)	422,159

Stockholder’s Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	925,111	—	—	—	—		925,111
Retained earnings (accumulated deficit)	(109,386)	1,269,009	(32,826)	2,723	(1,238,906	)(c)(d)	(109,386)
Subsidiary investment	—	3,181,040	219,733	436,786	(3,837,559	)(b)(d)	—
Total Select Medical Corporation Stockholder’s Equity	815,725	4,450,049	186,907	439,509	(5,076,465)		815,725

Non-controlling interests	—	—	—	3,349	86,827	(d)	90,176
Total Equity	815,725	4,450,049	186,907	442,858	(4,989,638)		905,901

Total Liabilities and Equity	$4,617,699	$4,952,756	$246,189	$1,313,176	$(6,209,194)		$4,920,626

(a)  Elimination of intercompany balances.

(b)  Elimination of investments in consolidated subsidiaries.

(c)  Elimination of investments in consolidated subsidiaries’ earnings.

(d)  Reclassification of equity attributable to non-controlling interests.

(e)  Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$85	$655,663	$139,540	$258,507	$—		$1,053,795

Costs and expenses:
Cost of services	626	569,167	133,480	212,430	—		915,703
General and administrative	26,967	121	—	—	—		27,088
Bad debt expense	—	9,662	2,633	5,382	—		17,677
Depreciation and amortization	1,411	17,335	3,141	15,278	—		37,165
Total costs and expenses	29,004	596,285	139,254	233,090	—		997,633

Income (loss) from operations	(28,919)	59,378	286	25,417	—		56,162

Other income and expense:
Intercompany interest and royalty fees	8,458	(4,884)	(3,574)	—	—		—
Intercompany management fees	33,693	(25,880)	(7,813)	—	—		—
Loss on early retirement of debt	—	—	—	(10,853)	—		(10,853)
Equity in earnings of unconsolidated subsidiaries	—	5,238	30	—	—		5,268
Non-operating gain (loss)	(6,963)	5,935	—	—	—		(1,028)
Interest income (expense)	(34,424)	137	(31)	(10,164)	—		(44,482)

Income (loss) before income taxes	(28,155)	39,924	(11,102)	4,400	—		5,067

Income tax expense (benefit)	5,701	(7,284)	1,484	1,174	—		1,075
Equity in earnings (losses) of consolidated subsidiaries	40,327	(7,877)	—	—	(32,450	)(a)	—

Net income (loss)	6,471	39,331	(12,586)	3,226	(32,450)		3,992

Less: Net income (loss) attributable to non-controlling interests	—	(6)	(4,804)	2,331	—		(2,479)

Net income (loss) attributable to Select Medical Corporation	$6,471	$39,337	$(7,782)	$895	$(32,450)		$6,471

(a) Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$522	$2,095,102	$379,880	$764,252	$—		$3,239,756

Costs and expenses:
Cost of services	1,576	1,780,606	340,254	632,514	—		2,754,950
General and administrative	81,198	28	—	—	—		81,226
Bad debt expense	—	30,665	6,691	14,235	—		51,591
Depreciation and amortization	3,898	49,983	8,436	45,570	—		107,887
Total costs and expenses	86,672	1,861,282	355,381	692,319	—		2,995,654

Income (loss) from operations	(86,150)	233,820	24,499	71,933	—		244,102

Other income and expense:
Intercompany interest and royalty fees	22,793	(12,314)	(10,479)	—	—		—
Intercompany management fees	127,832	(108,007)	(19,825)	—	—		—
Loss on early retirement of debt	(773)	—	—	(10,853)	—		(11,626)
Equity in earnings of unconsolidated subsidiaries	—	14,384	82	—	—		14,466
Non-operating gain	33,932	3,162	—	—	—		37,094
Interest income (expense)	(97,239)	293	(71)	(30,645)	—		(127,662)

Income (loss) before income taxes	395	131,338	(5,794)	30,435	—		156,374

Income tax expense	13,840	24,701	2,091	10,953	—		51,585
Equity in earnings (losses) of consolidated subsidiaries	108,684	(6,004)	—	—	(102,680	)(a)	—

Net income (loss)	95,239	100,633	(7,885)	19,482	(102,680)		104,789

Less: Net income (loss) attributable to non-controlling interests	—	27	(2,109)	11,632	—		9,550

Net income (loss) attributable to Select Medical Corporation	$95,239	$100,606	$(5,776)	$7,850	$(102,680)		$95,239

(a) Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2016

(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$95,239	$100,633	$(7,885)	$19,482	$(102,680	)(a)	$104,789
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	16,075	70	—	—		16,145
Depreciation and amortization	3,898	49,983	8,436	45,570	—		107,887
Provision for bad debts	—	30,665	6,691	14,235	—		51,591
Equity in earnings of unconsolidated subsidiaries	—	(14,384)	(82)	—	—		(14,466)
Equity in earnings of consolidated subsidiaries	(108,684)	6,004	—	—	102,680	(a)	—
Loss on extinguishment of debt	773	—	—	10,853	—		11,626
Loss (gain) on sale or disposal of assets and businesses	(33,707)	(8,367)	185	(21)	—		(41,910)
Gain on sale of equity investment	—	(241)	—	—	—		(241)
Impairment of equity investment	—	5,339	—	—	—		5,339
Stock compensation expense	12,347	—	—	577	—		12,924
Amortization of debt discount, premium and issuance costs	9,289	—	—	2,556	—		11,845
Deferred income taxes	(902)	—	—	(12,186)	—		(13,088)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	6,288	(27,966)	(19,098)	—		(40,776)
Other current assets	(1,153)	9,745	(6,113)	9,615	—		12,094
Other assets	(3,881)	53,100	(53,961)	9,888	—		5,146
Accounts payable	(239)	(22,529)	487	4,529	—		(17,752)
Accrued expenses	19,692	36,051	(214)	(2,533)	—		52,996
Due to third party payors	—	15,019	(3,954)	—	—		11,065
Income taxes	3,230	—	—	2,317	—		5,547
Net cash provided by (used in) operating activities	(4,098)	283,381	(84,306)	85,784	—		280,761

Investing activities
Business combinations, net of cash acquired	(406,305)	(3,523)	—	(4,403)	—		(414,231)
Purchases of property and equipment	(13,315)	(68,609)	(25,689)	(10,647)	—		(118,260)
Investment in businesses	—	(3,140)	—	—	—		(3,140)
Proceeds from sale of assets, businesses, and equity investment	63,418	9,205	6	—	—		72,629
Net cash used in investing activities	(356,202)	(66,067)	(25,683)	(15,050)	—		(463,002)

Financing activities
Borrowings on revolving facilities	420,000	—	—	—	—		420,000
Payments on revolving facilities	(540,000)	—	—	(5,000)	—		(545,000)
Proceeds from term loans	600,127	—	—	195,217	—		795,344
Payments on term loans	(228,962)	—	—	(205,880)	—		(434,842)
Borrowings of other debt	8,748	—	12,237	2,816	—		23,801
Principal payments on other debt	(10,971)	(528)	(1,813)	(2,165)	—		(15,477)
Dividends paid to Holdings	(1,939)	—	—	—	—		(1,939)
Equity investment by Holdings	1,488	—	—	—	—		1,488
Intercompany	116,274	(214,053)	97,779	—	—		—
Proceeds from issuance of non-controlling interests	—	—	11,846	—	—		11,846
Repayments of overdrafts	(8,464)	—	—	—	—		(8,464)
Purchase of non-controlling interests	—	(1,530)	—	—	—		(1,530)
Distributions to non-controlling interests	—	(217)	(6,545)	(2,436)	—		(9,198)
Net cash provided by (used in) financing activities	356,301	(216,328)	113,504	(17,448)	—		236,029

Net increase (decrease) in cash and cash equivalents	(3,999)	986	3,515	53,286	—		53,788

Cash and cash equivalents at beginning of period	4,070	3,706	625	6,034	—		14,435
Cash and cash equivalents at end of period	$71	$4,692	$4,140	$59,320	$—		$68,223

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

•                  our plans and expectations related to the pending acquisition of U.S. HealthWorks and our ability to realize anticipated synergies;

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

Overview

We began operations in 1997 and, based on number of facilities, are one of the largest operators of specialty hospitals, outpatient rehabilitation clinics, and occupational medicine centers in the United States. As of September 30, 2017, we had operations in 46 states and the District of Columbia. As of September 30, 2017, we operated 123 specialty hospitals in 28 states and 1,604 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, operated 312 medical centers in 38 states as of September 30, 2017. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or “CBOCs.”

We manage our Company through three business segments: specialty hospitals, outpatient rehabilitation, and Concentra. We had net operating revenues of $3,329.2 million for the nine months ended September 30, 2017. Of this total, we earned approximately 54% of our net operating revenues from our specialty hospitals segment, approximately 23% from our outpatient rehabilitation segment, and approximately 23% from our Concentra segment. Patients are typically admitted to our specialty hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of medical centers and contract services provided at employer worksites and Department of Veterans Affairs CBOCs that deliver occupational medicine, physical therapy, veteran’s healthcare, and consumer health services.

Non-GAAP Measure

We believe that the presentation of Adjusted EBITDA is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating segments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

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

The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)
Net income	$3,992	$24,824	$104,789	$99,587
Income tax expense	1,075	14,017	51,585	59,593
Interest expense	44,482	37,688	127,662	116,196
Non-operating loss (gain)	1,028	—	(37,094)	49
Equity in earnings of unconsolidated subsidiaries	(5,268)	(4,431)	(14,466)	(15,618)
Loss on early retirement of debt	10,853	—	11,626	19,719
Income from operations	56,162	72,098	244,102	279,526
Stock compensation expense:
Included in general and administrative	3,932	4,079	10,771	11,603
Included in cost of services	818	878	2,153	2,624
Depreciation and amortization	37,165	38,772	107,887	119,644
Physiotherapy acquisition costs	—	—	3,236	—
Adjusted EBITDA	$98,077	$115,827	$368,149	$413,397

Summary Financial Results

Three Months Ended September 30, 2017

For the three months ended September 30, 2017, our net operating revenues increased 4.1% to $1,097.2 million, compared to $1,053.8 million for the three months ended September 30, 2016. Income from operations increased 28.4% to $72.1 million for the three months ended September 30, 2017, compared to $56.2 million for the three months ended September 30, 2016. Net income increased to $24.8 million for the three months ended September 30, 2017, compared to $4.0 million for the three months ended September 30, 2016. Net income for the three months ended September 30, 2016 included a pre-tax loss on early retirement of debt of $10.9 million and a pre-tax non-operating loss of $1.0 million. Our Adjusted EBITDA increased 18.1% to $115.8 million for the three months ended September 30, 2017, compared to $98.1 million for the three months ended September 30, 2016. Our Adjusted EBITDA margin was 10.6% for the three months ended September 30, 2017, compared to 9.3% for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017

For the nine months ended September 30, 2017, our net operating revenues increased 2.8% to $3,329.2 million, compared to $3,239.8 million for the nine months ended September 30, 2016. Income from operations increased 14.5% to $279.5 million for the nine months ended September 30, 2017, compared to $244.1 million for the nine months ended September 30, 2016. Net income was $99.6 million for the nine months ended September 30, 2017, which includes pre-tax losses on early retirement of debt of $19.7 million. Net income was $104.8 million for the nine months ended September 30, 2016, which included pre-tax non-operating gains of $37.1 million and pre-tax losses on early retirement of debt of $11.6 million. Our Adjusted EBITDA increased 12.3% to $413.4 million for the nine months ended September 30, 2017, compared to $368.1 million for the nine months ended September 30, 2016. Our Adjusted EBITDA margin was 12.4% for the nine months ended September 30, 2017, compared to 11.4% for the nine months ended September 30, 2016.

Implementation of Patient Criteria

As discussed below under “Regulatory Changes — Medicare Reimbursement of LTCH Services — Patient Criteria,” our LTCHs transitioned to new Medicare regulations, which established payment limits for Medicare patients discharged from an LTCH who do not meet specified patient criteria, beginning October 1, 2015. Since completing our transition to the new LTCH Medicare patient criteria regulations during the third quarter of 2016, we have experienced an increase in admissions of patients eligible for the full LTCH-PPS standard reimbursement rate.

The table below illustrates the trends of our case mix index and occupancy percentages during the periods in which our LTCHs became subject to the new patient criteria requirements.

	2015		2016		2017
	Occupancy Percentage	Case Mix Index(1)	Occupancy Percentage	Case Mix Index(1)	Occupancy Percentage	Case Mix Index(1)
Three months ended:
March 31	71%	1.22	71%	1.24	68%	1.28
June 30	70%	1.21	67%	1.27	66%	1.28
September 30	70%	1.18	61%	1.26	65%	1.27
December 31	70%	1.21	63%	1.26

(1)                                     Case mix index, which is calculated as the sum of all diagnostic-related group weights for the period divided by the sum of discharges for the same period, is reflective of the level of patient-acuity in our LTCHs.

From 2015 to 2017, our case mix index has increased, which is reflective of the higher-acuity patients we are now admitting under patient criteria. This has resulted in increases in our net revenue per patient day due to higher reimbursement rates for these cases. Our LTCH occupancy percentage reached its lowest level during the third quarter of 2016, which is the first quarter in which all of our LTCHs operated under the new Medicare payment rules.

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

Pending Acquisition of U.S. HealthWorks

On October 23, 2017, Select announced that Concentra Group Holdings entered into a Purchase Agreement dated October 22, 2017 with Concentra, Group Holdings Parent, U.S. HealthWorks, and DHHC.  Pursuant to the terms of the Purchase Agreement, Concentra will acquire the issued and outstanding shares of stock of U.S. HealthWorks, an occupational medicine and urgent care service provider.

In connection with the closing of the transaction, it is expected that Concentra Group Holdings will redeem certain of its outstanding equity interests from existing minority equity holders and subsequently, Concentra Group Holdings and a wholly owned subsidiary of Group Holdings Parent will merge, with Concentra Group Holdings surviving the merger and becoming a wholly owned subsidiary of Group Holdings Parent. As a result of the merger, the equity interests of Concentra Group Holdings outstanding after the redemption described above will be exchanged for membership interests in Group Holdings Parent.

The transaction values U.S. HealthWorks at $753.0 million, subject to certain customary adjustments for working capital, cash, debt, transaction expenses and other items in accordance with the terms of the Purchase Agreement. DHHC, a subsidiary of Dignity Health, will be issued a 20% equity interest in Group Holdings Parent, which is valued at $238.0 million. The remainder of the purchase price will be paid in cash.  Select will retain a majority voting interest in Group Holdings Parent following the closing of the transaction.

Concentra expects to finance the transaction and related expenses using a proposed $555.0 million senior secured incremental term facility under its existing credit facility and a proposed $240.0 million second lien term facility, for which JP Morgan Chase, N.A. has provided Concentra with a debt commitment letter.

The transaction, which is expected to close in the first quarter of 2018, is subject to a number of closing conditions, including clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

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

Medicare Reimbursement

The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 30% of our net operating revenues for both the nine months ended September 30, 2017 and the year ended December 31, 2016.

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

Fiscal Year 2018. On August 14, 2017, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). Certain errors in the final rule were corrected in a final rule published October 4, 2017. The standard federal rate was set at $41,415, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018 included a market basket increase of 2.7%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. As noted below, the update to the standard federal rate for fiscal year 2018 is impacted further by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,381, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,537, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.

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

Fiscal Year 2018.   On August 3, 2017, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). The standard payment conversion factor for discharges for fiscal year 2018 was set at $15,838, an increase from the standard payment conversion factor applicable during fiscal year 2017 of $15,708. The update to the standard payment conversion factor for fiscal year 2018 included a market basket increase of 2.6%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. As noted below, the standard payment conversion factor for fiscal year 2018 is impacted further by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. CMS increased the outlier threshold amount for fiscal year 2018 to $8,679 from $7,984 established in the final rule for fiscal year 2017.

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

Operating Statistics

The following table sets forth operating statistics for our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Specialty hospitals data:(1)
Number of hospitals owned—start of period	116	114	118	115
Number of hospitals acquired	1	—	4	1
Number of hospital start-ups	1	2	2	2
Number of hospitals closed/sold	(3)	(2)	(9)	(4)
Number of hospitals owned—end of period	115	114	115	114
Number of hospitals managed—end of period	8	9	8	9
Total number of hospitals (all)—end of period	123	123	123	123
Long term acute care hospitals	104	101	104	101
Rehabilitation hospitals	19	22	19	22
Available licensed beds(2)	5,208	5,189	5,208	5,189
Admissions(2)	12,586	13,728	39,541	41,314
Patient days(2)	296,202	316,170	951,292	950,419
Average length of stay (days)(2)	24	23	24	23
Net revenue per patient day(2)(3)	$1,642	$1,676	$1,651	$1,707
Occupancy rate(2)	62%	66%	67%	67%
Percent patient days—Medicare(2)	53%	53%	55%	54%

Outpatient rehabilitation data:
Number of clinics owned—start of period	1,435	1,441	896	1,445
Number of clinics acquired	3	4	546	5
Number of clinic start-ups	7	3	20	17
Number of clinics closed/sold	(8)	(13)	(25)	(32)
Number of clinics owned—end of period	1,437	1,435	1,437	1,435
Number of clinics managed—end of period	166	169	166	169
Total number of clinics (all)—end of period	1,603	1,604	1,603	1,604
Number of visits(2)	2,052,678	1,986,213	5,751,562	6,168,763
Net revenue per visit(2)(4)	$102	$104	$102	$103

Concentra data:
Number of centers owned—start of period	301	315	300	300
Number of centers acquired	1	—	3	11
Number of center start-ups	—	—	—	4
Number of centers closed/sold	(1)	(3)	(2)	(3)
Number of centers owned—end of period	301	312	301	312
Number of visits(5)	1,906,242	1,979,481	5,642,305	5,848,551
Net revenue per visit(5)(6)	$119	$116	$118	$117

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

(6)                                     Net revenue per visit is calculated by dividing center direct patient service revenue by the total number of center visits.

Results of Operations

The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	86.9	85.6	85.0	83.7
General and administrative	2.6	2.5	2.5	2.5
Bad debt expense	1.7	1.9	1.6	1.8
Depreciation and amortization	3.5	3.4	3.4	3.6
Income from operations	5.3	6.6	7.5	8.4
Loss on early retirement of debt	(1.0)	—	(0.4)	(0.6)
Equity in earnings of unconsolidated subsidiaries	0.5	0.3	0.5	0.5
Non-operating gain (loss)	(0.1)	—	1.1	(0.0)
Interest expense	(4.2)	(3.4)	(3.9)	(3.5)
Income before income taxes	0.5	3.5	4.8	4.8
Income tax expense	0.1	1.2	1.6	1.8
Net income	0.4	2.3	3.2	3.0
Net income (loss) attributable to non-controlling interests	(0.2)	0.6	0.3	0.7
Net income attributable to Holdings and Select	0.6%	1.7%	2.9%	2.3%

(1)                                     Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

The following table summarizes selected financial data by business segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2017	% Change	2016	2017	% Change
	(in thousands)
Net operating revenues:
Specialty hospitals	$544,491	$585,288	7.5%	$1,729,261	$1,785,035	3.2%
Outpatient rehabilitation(1)	250,710	250,527	(0.1)	745,720	764,450	2.5
Concentra	258,507	261,295	1.1	764,252	779,030	1.9
Other(2)	87	56	N/M	523	687	N/M
Total Company	$1,053,795	$1,097,166	4.1%	$3,239,756	$3,329,202	2.8%
Income (loss) from operations:
Specialty hospitals	$33,947	$54,017	59.1%	$175,737	$206,900	17.7%
Outpatient rehabilitation(1)	25,836	23,334	(9.7)	82,609	84,393	2.2
Concentra	25,417	24,777	(2.5)	71,933	78,308	8.9
Other(2)	(29,038)	(30,030)	(3.4)	(86,177)	(90,075)	(4.5)
Total Company	$56,162	$72,098	28.4%	$244,102	$279,526	14.5%
Adjusted EBITDA:
Specialty hospitals	$48,264	$69,454	43.9%	$217,759	$256,291	17.7%
Outpatient rehabilitation(1)	31,995	29,298	(8.4)	99,006	102,575	3.6
Concentra	40,888	40,003	(2.2)	118,080	125,656	6.4
Other(2)	(23,070)	(22,928)	0.6	(66,696)	(71,125)	(6.6)
Total Company	$98,077	$115,827	18.1%	$368,149	$413,397	12.3%
Adjusted EBITDA margins:
Specialty hospitals	8.9%	11.9%		12.6%	14.4%
Outpatient rehabilitation(1)	12.8	11.7		13.3	13.4
Concentra	15.8	15.3		15.5	16.1
Other(2)	N/M	N/M		N/M	N/M
Total Company	9.3%	10.6%		11.4%	12.4%
Total assets:(3)
Specialty hospitals	$2,469,060	$2,748,761		$2,469,060	$2,748,761
Outpatient rehabilitation	955,359	945,765		955,359	945,765
Concentra	1,318,866	1,332,012		1,318,866	1,332,012
Other(2)	73,992	97,269		73,992	97,269
Total Company	$4,817,277	$5,123,807		$4,817,277	$5,123,807
Purchases of property and equipment, net:
Specialty hospitals	$24,378	$37,376		$79,366	$106,424
Outpatient rehabilitation(1)	6,234	6,496		15,032	19,370
Concentra	2,720	5,369		10,647	21,656
Other(2)	4,670	19,257		13,215	26,350
Total Company	$38,002	$68,498		$118,260	$173,800

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

(3)                                     Reflects the retrospective adoption of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. Total assets as of September 30, 2016 were retrospectively conformed to reflect the adoption of the standard, resulting in a reduction to total assets of $28.1 million.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, interest expense, income taxes, and net income (loss) attributable to non-controlling interests, which, in each case, are the same for Holdings and Select.

Net Operating Revenues

Our net operating revenues increased 4.1% to $1,097.2 million for the three months ended September 30, 2017, compared to $1,053.8 million for the three months ended September 30, 2016.

Specialty Hospitals Segment.  Net operating revenues increased 7.5% to $585.3 million for the three months ended September 30, 2017, compared to $544.5 million for the three months ended September 30, 2016 for our specialty hospitals segment. The increase in net operating revenues is principally due to several new inpatient rehabilitation facilities which commenced operations during 2016 and 2017 and an increase in patient volumes at our LTCHs. Our patient days increased 6.7% to 316,170 days for the three months ended September 30, 2017, compared to 296,202 days for the three months ended September 30, 2016. The average net revenue per patient day for our specialty hospitals increased 2.1% to $1,676 for the three months ended September 30, 2017, compared to $1,642 for the three months ended September 30, 2016.

Outpatient Rehabilitation Segment.  Net operating revenues were $250.5 million for the three months ended September 30, 2017, compared to $250.7 million for the three months ended September 30, 2016 for our outpatient rehabilitation segment. The decrease in net operating revenues was principally due to a decline in visits within areas affected by Hurricanes Harvey and Irma, which caused an estimated $2.9 million decrease in net operating revenues. Additionally, we experienced a decline in visits at Physiotherapy clinics within some of our markets. We had 1,986,213 visits in our clinics for the three months ended September 30, 2017, compared to 2,052,678 visits for the three months ended September 30, 2016. The decline in net operating revenues attributable to lower patient volumes was offset in part by an increase in net revenue per visit. Net revenue per visit increased 2.0% to $104 for the three months ended September 30, 2017, compared to $102 for the three months ended September 30, 2016.

Concentra Segment.  Net operating revenues increased 1.1% to $261.3 million for the three months ended September 30, 2017, compared to $258.5 million for the three months ended September 30, 2016 for our Concentra segment. The increase in net operating revenues was principally due to an increase in visits from newly acquired and developed medical centers, offset in part by a decline in visits within areas affected by Hurricanes Harvey and Irma, which caused an estimated $1.2 million decrease in net operating revenues. Visits in our centers increased 3.8% to 1,979,481 visits for the three months ended September 30, 2017, compared to 1,906,242 visits for the three months ended September 30, 2016. The growth in visits primarily related to an increase in employer services visits. Net revenue per visit was $116 for the three months ended September 30, 2017, compared to $119 for the three months ended September 30, 2016. The decrease in net revenue per visit is principally due to an increased proportion of employer service visits, which yield lower per visit rates.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses were $986.3 million, or 90.0% of net operating revenues, for the three months ended September 30, 2017, compared to $960.5 million, or 91.1% of net operating revenues, for the three months ended September 30, 2016. Our cost of services, a major component of which is labor expense, was $938.9 million, or 85.6% of net operating revenues, for the three months ended September 30, 2017, compared to $915.7 million, or 86.9% of net operating revenues, for the three months ended September 30, 2016. The decrease in our operating expenses relative to our net operating revenues is principally due to the improved operating performance of our acquired and start-up specialty hospitals. Facility rent expense, a component of cost of services, was $57.9 million for the three months ended September 30, 2017, compared to $58.5 million for the three months ended September 30, 2016. General and administrative expenses were $27.1 million for both the three months ended September 30, 2017 and 2016. General and administrative expenses as a percentage of net operating revenues were 2.5% for the three months ended September 30, 2017, compared to 2.6% for the three months ended September 30, 2016. Our bad debt expense was $20.3 million, or 1.9% of net operating revenues, for the three months ended September 30, 2017, compared to $17.7 million, or 1.7% of net operating revenues, for the three months ended September 30, 2016. The increase in bad debt expense occurred principally in our specialty hospitals segment.

Adjusted EBITDA

Specialty Hospitals Segment.  Adjusted EBITDA increased 43.9% to $69.5 million for the three months ended September 30, 2017, compared to $48.3 million for the three months ended September 30, 2016 for our specialty hospitals segment. Our Adjusted EBITDA margin for the specialty hospitals segment was 11.9% for the three months ended September 30, 2017, compared to 8.9% for the three months ended September 30, 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment were primarily driven by the improved operating performance of our LTCHs and reductions in Adjusted EBITDA losses in our start-up specialty hospitals. Adjusted EBITDA losses in our start-up specialty hospitals were $1.5 million for the three months ended September 30, 2017, compared to $9.0 million for the three months ended September 30, 2016.

Outpatient Rehabilitation Segment.  Adjusted EBITDA was $29.3 million for the three months ended September 30, 2017, compared to $32.0 million for the three months ended September 30, 2016 for our outpatient rehabilitation segment. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.7% for the three months ended September 30, 2017, compared to 12.8% for the three months ended September 30, 2016. The decrease in Adjusted EBITDA was principally due to a decline in visits within areas affected by Hurricanes Harvey and Irma, as discussed above under “Net Operating Revenues.” Additionally, we experienced a decline in visits at Physiotherapy clinics within some of our markets. The decline in our Adjusted EBITDA margin for our outpatient rehabilitation segment was the result of higher labor expenses relative to our net operating revenues within markets which have experienced a decline in patient volumes.

Concentra Segment.  Adjusted EBITDA was $40.0 million for the three months ended September 30, 2017, compared to $40.9 million for the three months ended September 30, 2016 for our Concentra segment. Our Adjusted EBITDA margin for the Concentra segment was 15.3% for the three months ended September 30, 2017, compared to 15.8% for the three months ended September 30, 2016. The decrease in Adjusted EBITDA was principally due to a decline in visits within areas affected by Hurricanes Harvey and Irma, as discussed above under “Net Operating Revenues.”

Other.  The Adjusted EBITDA loss was $22.9 million for the three months ended September 30, 2017, compared to an Adjusted EBITDA loss of $23.1 million for the three months ended September 30, 2016.

Depreciation and Amortization

Depreciation and amortization expense was $38.8 million for the three months ended September 30, 2017, compared to $37.2 million for the three months ended September 30, 2016. The increase was principally due to new inpatient rehabilitation facilities operating in our specialty hospitals segment.

Income from Operations

For the three months ended September 30, 2017, we had income from operations of $72.1 million, compared to $56.2 million for the three months ended September 30, 2016. The increase in income from operations resulted principally from the improved operating performance of our specialty hospitals segment.

Loss on Early Retirement of Debt

On September 26, 2016, Concentra prepaid the second lien term loan under the Concentra credit facilities, resulting in a loss on early retirement of debt of approximately $10.9 million. The loss on early retirement of debt consisted of a prepayment premium, unamortized debt issuance costs, and unamortized original issue discounts.

Equity in Earnings of Unconsolidated Subsidiaries

For the three months ended September 30, 2017, we had equity in earnings of unconsolidated subsidiaries of $4.4 million, compared to $5.3 million for the three months ended September 30, 2016. The decrease in our equity in earnings of unconsolidated subsidiaries resulted principally from losses incurred by start-up companies in which we own a minority interest.

Interest Expense

Interest expense was $37.7 million for the three months ended September 30, 2017, compared to $44.5 million for the three months ended September 30, 2016. The decrease in interest expense was principally the result of decreases in our interest rates associated with the refinancing of the Select credit facilities during the quarter ended March 31, 2017 and the Concentra credit facilities during the quarter ended September 30, 2016.

Income Taxes

We recorded income tax expense of $14.0 million for the three months ended September 30, 2017, which represented an effective tax rate of 36.1%. We recorded income tax expense of $1.1 million for the three months ended September 30, 2016, which represented an effective tax rate of 21.2%. Our quarterly effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discrete items specific to a particular quarter and quarterly changes in our full year tax provision estimate.

Net Income (Loss) Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests was $6.4 million for the three months ended September 30, 2017, compared to net losses attributable to non-controlling interests of $2.5 million for the three months ended September 30, 2016. The increase is principally due to increases in net income of our joint venture subsidiary, Concentra, and the improved operating performance of joint venture inpatient rehabilitation facilities operating within our specialty hospitals segment.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

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

Net Operating Revenues

Our net operating revenues increased 2.8% to $3,329.2 million for the nine months ended September 30, 2017, compared to $3,239.8 million for the nine months ended September 30, 2016.

Specialty Hospitals Segment.  Net operating revenues increased 3.2% to $1,785.0 million for the nine months ended September 30, 2017, compared to $1,729.3 million for the nine months ended September 30, 2016 for our specialty hospitals segment. The increase in net operating revenues is principally due to several new inpatient rehabilitation facilities which commenced operations during 2016 and 2017. The average net revenue per patient day for our specialty hospitals increased 3.4% to $1,707 for the nine months ended September 30, 2017, compared to $1,651 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we had 950,419 patient days, compared to 951,292 days for the nine months ended September 30, 2016. The decrease in patient days is principally due to closed specialty hospitals.

Outpatient Rehabilitation Segment.  Net operating revenues increased 2.5% to $764.5 million for the nine months ended September 30, 2017, compared to $745.7 million for the nine months ended September 30, 2016 for our outpatient rehabilitation segment. The increase in net operating revenues was principally due to the acquisition of Physiotherapy on March 4, 2016, which contributed to the overall growth in our visits. Additionally, we experienced an increase in our net revenue per visit. Visits increased 7.3% to 6,168,763 for the nine months ended September 30, 2017, compared to 5,751,562 visits for the nine months ended September 30, 2016. Net revenue per visit increased 1.0% to $103 for the nine months ended September 30, 2017, compared to $102 for the nine months ended September 30, 2016. The increase in net operating revenues was offset in part by the sale of our contract therapy businesses on March 31, 2016.

Concentra Segment.  Net operating revenues increased 1.9% to $779.0 million for the nine months ended September 30, 2017, compared to $764.3 million for the nine months ended September 30, 2016 for our Concentra segment.  The increase in net operating revenues was principally due to an increase in visits from newly acquired and developed medical centers. Visits in our centers increased 3.7% to 5,848,551 for the nine months ended September 30, 2017, compared to 5,642,305 visits for the nine months ended September 30, 2016. The growth in visits principally related to an increase in employer services visits. Net revenue per visit was $117 for the nine months ended September 30, 2017, compared to $118 for the nine months ended September 30, 2016. The decrease in net revenue per visit is principally due to an increased proportion of employer service visits, which yield lower per visit rates.

Operating Expenses

Our operating expenses include our cost of services, general and administrative expense, and bad debt expense. Our operating expenses were $2,930.0 million, or 88.0% of net operating revenues, for the nine months ended September 30, 2017, compared to $2,887.8 million, or 89.1% of net operating revenues, for the nine months ended September 30, 2016. Our cost of services, a major component of which is labor expense, was $2,787.5 million, or 83.7% of net operating revenues, for the nine months ended September 30, 2017, compared to $2,755.0 million, or 85.0% of net operating revenues, for the nine months ended September 30, 2016. The decrease in our operating expenses relative to our net operating revenues is principally due to the improved operating performance of our acquired and start-up specialty hospitals, specialty hospitals closures, and cost reductions achieved by Concentra.  Facility rent expense, a component of cost of services, was $171.7 million for the nine months ended September 30, 2017, compared to $167.5 million for the nine months ended September 30, 2016. General and administrative expenses were $83.4 million for the nine months ended September 30, 2017, compared to $81.2 million for the nine months ended September 30, 2016, which included $3.2 million of Physiotherapy acquisition costs. General and administrative expenses as a percentage of net operating revenues were 2.5% for both the nine months ended September 30, 2017 and 2016. Our bad debt expense was $59.1 million, or 1.8% of net operating revenues, for the nine months ended September 30, 2017, compared to $51.6 million, or 1.6% of net operating revenues, for the nine months ended September 30, 2016. The increase was principally the result of increases in bad debt expense in our specialty hospitals and Concentra segments.

Adjusted EBITDA

Specialty Hospitals Segment.  Adjusted EBITDA increased 17.7% to $256.3 million for the nine months ended September 30, 2017, compared to $217.8 million for the nine months ended September 30, 2016 for our specialty hospitals segment. Our Adjusted EBITDA margin for the segment was 14.4% for the nine months ended September 30, 2017, compared to 12.6% for the nine months ended September 30, 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our specialty hospitals segment were primarily driven by the improved operating performance of our LTCHs, reductions in Adjusted EBITDA losses in our start-up specialty hospitals, and the closure of specialty hospitals which had generated Adjusted EBITDA losses during the nine months ended September 30, 2016. Adjusted EBITDA losses in our start-up specialty hospitals were $4.7 million for the nine months ended September 30, 2017, compared to $19.4 million for the nine months ended September 30, 2016.

Outpatient Rehabilitation Segment.  Adjusted EBITDA increased 3.6% to $102.6 million for the nine months ended September 30, 2017, compared to $99.0 million for the nine months ended September 30, 2016 for our outpatient rehabilitation segment. The increase in Adjusted EBITDA was principally due to growth in visits and an increase in net revenue per visit, as discussed above under “Net Operating Revenues.” Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.4% for the nine months ended September 30, 2017, compared to 13.3% for the nine months ended September 30, 2016. The increase in Adjusted EBITDA margin was principally due to the sale of our contract therapy businesses on March 31, 2016, which operated at lower Adjusted EBITDA margins than our outpatient rehabilitation clinics.

Concentra Segment.  Adjusted EBITDA increased 6.4% to $125.7 million for the nine months ended September 30, 2017, compared to $118.1 million for the nine months ended September 30, 2016 for our Concentra segment. Our Adjusted EBITDA margin for the Concentra segment was 16.1% for the nine months ended September 30, 2017, compared to 15.5% for the nine months ended September 30, 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margins for our Concentra segment were principally the result of cost reductions we have achieved.

Other.  The Adjusted EBITDA loss was $71.1 million for the nine months ended September 30, 2017, compared to an Adjusted EBITDA loss of $66.7 million for the nine months ended September 30, 2016. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.

Depreciation and Amortization

Depreciation and amortization expense was $119.6 million for the nine months ended September 30, 2017, compared to $107.9 million for the nine months ended September 30, 2016. The increase was principally due to new inpatient rehabilitation facilities operating in our specialty hospitals segment.

Income from Operations

For the nine months ended September 30, 2017, we had income from operations of $279.5 million, compared to $244.1 million for the nine months ended September 30, 2016. The increase in income from operations resulted principally from the improved operating performance of our specialty hospitals and Concentra segments.

Loss on Early Retirement of Debt

On March 6, 2017, we refinanced Select’s senior secured credit facilities which resulted in losses on early retirement of debt of $19.7 million during the nine months ended September 30, 2017.

On March 4, 2016, we refinanced a portion of our term loans under Select’s 2011 senior secured credit facility which resulted in a loss on early retirement of debt of $0.8 million. On September 26, 2016, Concentra prepaid the second lien term loan under the Concentra credit facilities, resulting in a loss on early retirement of debt of approximately $10.9 million.

Equity in Earnings of Unconsolidated Subsidiaries

For the nine months ended September 30, 2017, we had equity in earnings of unconsolidated subsidiaries of $15.6 million, compared to $14.5 million for the nine months ended September 30, 2016. The increase in our equity in earnings of unconsolidated subsidiaries resulted principally from improved performance of the inpatient rehabilitation businesses in which we have a minority interest.

Non-Operating Gain

We recognized a non-operating gain of $37.1 million during the nine months ended September 30, 2016.  The non-operating gain was principally due to the sale of our contract therapy businesses on March 31, 2016, as well as the sale of nine outpatient rehabilitation clinics to a non-consolidating subsidiary and the sale of five specialty hospitals in an exchange transaction during the quarter ended June 30, 2016.

Interest Expense

Interest expense was $116.2 million for the nine months ended September 30, 2017, compared to $127.7 million for the nine months ended September 30, 2016. The decrease in interest expense was principally the result of decreases in our interest rates associated with the refinancing of the Select credit facilities during the quarter ended March 31, 2017 and the Concentra credit facilities during the quarter ended September 30, 2016.

Income Taxes

We recorded income tax expense of $59.6 million for the nine months ended September 30, 2017, which represented an effective tax rate of 37.4% We recorded income tax expense of $51.6 million for the nine months ended September 30, 2016, which represented an effective tax rate of 33.0%.

Our effective income tax rate is derived from our full year estimated effective income tax rate and can be impacted by discrete items specific to a particular quarter and quarterly changes in our full year tax provision estimate. On March 31, 2016, we sold our contract therapy businesses. Our tax basis in our contract therapy businesses exceeded our selling price; as a result, we had no tax expense from the sale. During the quarter ended June 30, 2016, we exchanged five specialty hospitals. Our tax basis in the five specialty hospitals was less than our book basis, resulting in a tax gain exceeding our book gain. The lower effective tax rate for the nine months ended September 30, 2016 resulted from the net effects of the two discrete tax events discussed above.

Net Income Attributable to Non-Controlling Interests

Net income attributable to non-controlling interests was $23.2 million for the nine months ended September 30, 2017, compared to $9.6 million for the nine months ended September 30, 2016. The increase is principally due to increases in net income of our joint venture subsidiary, Concentra, and the improved operating performance of joint venture inpatient rehabilitation facilities operating within our specialty hospitals segment.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2017 and Nine Months Ended September 30, 2016

In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Nine Months Ended September 30,
	2016	2017
	(in thousands)
Cash flows provided by operating activities	$280,761	$129,972
Cash flows used in investing activities	(463,002)	(169,990)
Cash flows provided by financing activities	236,029	48,289
Net increase in cash and cash equivalents	53,788	8,271
Cash and cash equivalents at beginning of period	14,435	99,029
Cash and cash equivalents at end of period	$68,223	$107,300

Operating activities provided $130.0 million of cash flows for the nine months ended September 30, 2017. The decrease in operating cash flows for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is principally due to increases in our accounts receivable. Our days sales outstanding was 60 days at September 30, 2017, compared to 51 days at December 31, 2016 and 52 days at September 30, 2016. Our days sales outstanding will fluctuate based upon variability in our collection cycles. The increase in our days sales outstanding and related decline in our operating cash flows is primarily related to the current underpayments we are receiving through the periodic interim payment program from Medicare in our LTCHs. These underpayments will be corrected in future months as our periodic interim payments are reconciled and reset by our fiscal intermediaries.

Investing activities used $170.0 million for the nine months ended September 30, 2017. The principal use of cash was $173.8 million for purchases of property and equipment and $19.4 million for the acquisition of businesses, offset in part by $34.6 million of proceeds received from the sale of assets. Investing activities used $463.0 million of cash flows for the nine months ended September 30, 2016, principally due to the acquisition of Physiotherapy. Investing activities for the nine months ended September 30, 2016 also included $118.3 million for purchases of property and equipment, offset in part by proceeds received from the sales of businesses and an equity investment of $72.6 million.

Financing activities provided $48.3 million of cash flows for the nine months ended September 30, 2017. The principal source of cash was $100.0 million of net borrowings under the Select revolving facility, offset in part by $23.1 million of cash used for a principal prepayment associated with the Concentra credit facilities, $5.8 million of cash used for term loan payments associated with the Select credit facilities, and cash used for the payment of financing costs related to the refinancing of the Select credit facilities.

Financing activities provided $236.0 million of cash flows for the nine months ended September 30, 2016. The principal source of cash was the issuance of $625.0 million of series F tranche B term loans, resulting in net proceeds of $600.1 million, offset in part by $215.7 million of cash used to repay the series D tranche B term loans and $125.0 million of net repayments under the Select and Concentra revolving facilities.

Capital Resources

Working capital.  We had net working capital of $304.5 million at September 30, 2017, compared to $191.3 million at December 31, 2016. The increase in net working capital is primarily due to an increase in our accounts receivable.

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

Select will be required to prepay borrowings under the Select credit facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the Select credit facilities or subject to a first lien intercreditor agreement, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Select credit agreement) if Select’s leverage ratio is greater than 4.50 to 1.00 and 25% of excess cash flow if Select’s leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, in each case, reduced by the aggregate amount of term loans, revolving loans and certain other debt optionally prepaid during the applicable fiscal year. Select will not be required to prepay borrowings with excess cash flow if Select’s leverage ratio is less than or equal to 4.00 to 1.00.

The Select revolving facility requires Select to maintain a leverage ratio (as defined in the Select credit agreement), which is tested quarterly, not to exceed 6.25 to 1.00. After March 31, 2019, the leverage ratio must not exceed 6.00 to 1.00.  Failure to comply with this covenant would result in an event of default under the Select revolving facility and, absent a waiver or an amendment from the revolving lenders, preclude Select from making further borrowings under the Select revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Select revolving facility. The termination of the Select revolving facility commitments and the acceleration of amounts outstanding thereunder would constitute an event of default with respect to the Select term loan. As of September 30, 2017, Select’s leverage ratio was 5.82 to 1.00.

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

At September 30, 2017, Select had outstanding borrowings under the Select credit facilities consisting of a $1,144.3 million Select term loan (excluding unamortized discounts and debt issuance costs of $26.0 million) and borrowings of $320.0 million (excluding letters of credit) under the Select revolving facility. At September 30, 2017, Select had $91.4 million of availability under the Select revolving facility after giving effect to $38.6 million of outstanding letters of credit.

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

As of September 30, 2017, Concentra had $619.2 million of first lien term loans outstanding (excluding unamortized discounts and debt issuance costs of $13.7 million) under the Concentra credit facilities. Concentra did not have any borrowings, excluding letters of credit, outstanding under the Concentra revolving facility. At September 30 2017, Concentra had $43.4 million of availability under its revolving facility after giving effect to $6.6 million of outstanding letters of credit.

Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2018, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended September 30, 2017. Since the inception of the program through September 30, 2017, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

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

Use of Capital Resources.  We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers, and from time to time we may also develop new inpatient rehabilitation hospitals and occupational medicine centers. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow through opportunistic acquisitions such as the pending acquisition of U.S. HealthWorks.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. ASU 2017-01 states that if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the transaction should be accounted for as an asset acquisition. In addition, the ASU clarifies the requirements for a set of activities to be considered a business and narrows the definition of an output. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. ASU 2017-01 will be applied prospectively and is effective for annual periods beginning after December 15, 2017. Early adoption is permitted.

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

The Company will implement the new standard beginning January 1, 2018 using the retrospective transition method.  Adoption of the new standard will result in material changes to the presentation of net operating revenues and bad debt expense in the consolidated statements of operations, but the presentation of the amount of income from operations and net income is not expected to materially change upon adoption of the new standards. The principal change is how the new standard requires healthcare providers to estimate the amount of variable consideration to be included in the transaction price up to an amount which is probable that a significant reversal will not occur. The most common form of variable consideration the Company experiences are amounts for services provided that are ultimately not realizable from a customer. Under the current standards, the Company’s estimate for unrealizable amounts was recorded to bad debt expense. Under the new standards, the Company’s estimate for unrealizable amounts will be recognized as a constraint to revenue and will be reflected as an allowance. Substantially all of the bad debt expense as of September 30, 2016 and September 30, 2017 will be reclassified as an allowance when the Company retrospectively applies the guidance in the standards on January 1, 2018.

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

As of September 30, 2017, Select had a $1,144.3 million term loan outstanding (excluding unamortized discounts and debt issuance costs of $26.0 million) and $320.0 million in revolving borrowings outstanding under the Select credit facilities, which bear interest at variable rates.

As of September 30, 2017, Concentra had $619.2 million of first lien term loans outstanding (excluding unamortized discounts and debt issuance costs of $13.7 million) under the Concentra credit facilities, which bear interest at variable rates. Concentra did not have any outstanding revolving borrowings at September 30, 2017.

At September 30, 2017, the 3-month LIBOR rate was 1.33%. Consequently, each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra’s variable rate debt by $5.2 million per annum.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of September 30, 2017 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed with prejudice the plaintiff-relator’s lawsuit in its entirety. The District Court ruled that the first-to-file bar precludes all but one of the plaintiff-relator’s claims, and that the remaining claim must also be dismissed because the plaintiff-relator failed to plead it with sufficient particularity. In July 2016, the plaintiff-relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff-relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. After the Court of Appeals denied the Motion to Remand, the plaintiff-relator then sought an indicative ruling from the District Court that it would vacate its prior dismissal ruling and allow plaintiff-relator to supplement his Complaint, which the defendants have opposed. The case has been fully briefed and argued in the Court of Appeals. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

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

Northern District of Alabama Investigation

On October 30, 2017, the Company was contacted by the U.S. Attorney’s Office for the Northern District of Alabama to request cooperation in connection with an investigation that may involve Medicare billing compliance at certain of the Company’s Physiotherapy outpatient rehabilitation clinics.  The Company intends to cooperate with this investigation.  At this time, the Company is unable to predict the timing and outcome of this matter.

ITEM 1A. RISK FACTORS

The information set forth in this report should be read in conjunction with the risk factors set forth below and the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

The closing of the acquisition of U.S. HealthWorks by Concentra is subject to the satisfaction of certain conditions, and we cannot predict whether the necessary conditions will be satisfied or waived.

The closing of the acquisition of U.S. HealthWorks by Concentra is subject to regulatory approvals and customary conditions, including, without limitation:

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

•                  the absence of certain governmental actions; and

•                  the absence of a material adverse effect on U.S. HealthWorks or Concentra.

The acquisition of U.S. HealthWorks may not close in the anticipated time frame, if at all.  The Company has no control over certain conditions in the Purchase Agreement, and cannot predict whether such conditions will be satisfied or waived.

The acquisition of U.S. HealthWorks by Concentra and future acquisitions may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

As part of our growth strategy, we may pursue acquisitions of specialty hospitals, outpatient rehabilitation clinics and other related healthcare facilities and services. These acquisitions, including the acquisition of U.S. HealthWorks by Concentra, may involve significant cash expenditures, debt incurrence, additional operating losses and expenses and compliance risks that could have a material adverse effect on our financial condition and results of operations.

We may not be able to successfully integrate U.S. HealthWorks or other acquired businesses into ours, and therefore we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate U.S. HealthWorks or other acquisitions, our financial condition and results of operations may be materially adversely affected. The acquisition of U.S. HealthWorks by Concentra and other acquisitions could result in difficulties integrating acquired operations, technologies and personnel into our business. Such difficulties may divert significant financial, operational and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through the acquisition of U.S. HealthWorks by Concentra or other acquisitions, which may negatively impact the integration efforts. The acquisition of U.S. HealthWorks by Concentra or other acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.

In addition, the acquisition of U.S. HealthWorks by Concentra and other acquisitions involve risks that the acquired businesses will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations; that the expected synergies associated with acquisitions will not be achieved; and that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, which could have an material adverse effect on our financial condition and results of operations.

Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.

We have a substantial amount of indebtedness. As of September 30, 2017, Select had approximately $2,177.3 million of total indebtedness, and Concentra had approximately $613.0 million of total indebtedness, which is nonrecourse to Select. As of September 30, 2017, our total indebtedness was $2,790.3 million.  In connection with the closing of the acquisition of U.S. HealthWorks, Concentra’s indebtedness is expected to substantially increase with the addition of a proposed $555.0 million senior secured incremental term facility under its existing credit facility and a proposed $240.0 million second lien term facility. Our indebtedness could have important consequences to you. For example, it:

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer

Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2018 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended September 30, 2017 under the authorized common stock repurchase program.

The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2017. The shares repurchased during the three months ended September 30, 2017 relate entirely to shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2017	—	$—	—	$185,249,408
August 1 - August 31, 2017	175,113	17.15	—	185,249,408
September 1 - September 30, 2017	—	—	—	185,249,408
Total	175,113	$17.15	—	$185,249,408

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2017, (ii) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iii) Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2016 and 2017, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the nine months ended September 30, 2017 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated:  November 2, 2017

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated:  November 2, 2017