Form 10-Q
period 2018-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2018-05-03
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2018, Select Medical Holdings Corporation had outstanding 134,061,769 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$122,549	$119,683	$122,549	$119,683
Accounts receivable	691,732	806,391	691,732	806,391
Prepaid income taxes	31,387	21,270	31,387	21,270
Other current assets	75,158	93,997	75,158	93,997
Total Current Assets	920,826	1,041,341	920,826	1,041,341
Property and equipment, net	912,591	973,483	912,591	973,483
Goodwill	2,782,812	3,318,611	2,782,812	3,318,611
Identifiable intangible assets, net	326,519	424,647	326,519	424,647
Other assets	184,418	210,561	184,418	210,561
Total Assets	$5,127,166	$5,968,643	$5,127,166	$5,968,643
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$29,463	$21,547	$29,463	$21,547
Current portion of long-term debt and notes payable	22,187	22,499	22,187	22,499
Accounts payable	128,194	138,436	128,194	138,436
Accrued payroll	160,562	135,561	160,562	135,561
Accrued vacation	92,875	105,325	92,875	105,325
Accrued interest	19,885	28,588	19,885	28,588
Accrued other	143,166	163,141	143,166	163,141
Income taxes payable	9,071	10,634	9,071	10,634
Total Current Liabilities	605,403	625,731	605,403	625,731
Long-term debt, net of current portion	2,677,715	3,478,021	2,677,715	3,478,021
Non-current deferred tax liability	124,917	125,020	124,917	125,020
Other non-current liabilities	145,709	167,120	145,709	167,120
Total Liabilities	3,553,744	4,395,892	3,553,744	4,395,892
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	640,818	607,474	640,818	607,474
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 134,114,715 and 134,104,286 shares issued and outstanding at 2017 and 2018, respectively	134	134	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	463,499	468,885	947,370	952,825
Retained earnings (accumulated deficit)	359,735	383,581	(124,002)	(100,225)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	823,368	852,600	823,368	852,600
Non-controlling interests	109,236	112,677	109,236	112,677
Total Equity	932,604	965,277	932,604	965,277
Total Liabilities and Equity	$5,127,166	$5,968,643	$5,127,166	$5,968,643

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2018	2017	2018
Net operating revenues	$1,091,517	$1,252,964	$1,091,517	$1,252,964
Costs and expenses:
Cost of services	929,138	1,065,813	929,138	1,065,813
General and administrative	28,075	31,782	28,075	31,782
Depreciation and amortization	42,539	46,771	42,539	46,771
Total costs and expenses	999,752	1,144,366	999,752	1,144,366
Income from operations	91,765	108,598	91,765	108,598
Other income and expense:
Loss on early retirement of debt	(19,719)	(10,255)	(19,719)	(10,255)
Equity in earnings of unconsolidated subsidiaries	5,521	4,697	5,521	4,697
Non-operating gain (loss)	(49)	399	(49)	399
Interest expense	(40,853)	(47,163)	(40,853)	(47,163)
Income before income taxes	36,665	56,276	36,665	56,276
Income tax expense	13,202	12,294	13,202	12,294
Net income	23,463	43,982	23,463	43,982
Less: Net income attributable to non-controlling interests	7,593	10,243	7,593	10,243
Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$15,870	$33,739	$15,870	$33,739
Income per common share:
Basic	$0.12	$0.25
Diluted	$0.12	$0.25
Weighted average shares outstanding:
Basic	128,464	129,691
Diluted	128,628	129,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

		Select Medical Holdings Corporation Stockholders
	Redeemable Non-controlling Interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$640,818	134,115	$134	$463,499	$359,735	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation					33,739	33,739		33,739
Net income attributable to non-controlling interests	5,743					—	4,500	4,500
Issuance of restricted stock		4	0	0		—		—
Forfeitures of unvested restricted stock		(88)	0	0		—		—
Vesting of restricted stock				4,717		4,717		4,717
Repurchase of common shares		(7)	0	(69)	(53)	(122)		(122)
Exercise of stock options		80	0	738		738		738
Exchange of interests	163,659				74,341	74,341		74,341
Distributions to non-controlling interests	(203,972)				(83,233)	(83,233)	(1,094)	(84,327)
Redemption adjustment on non-controlling interests	1,051				(1,051)	(1,051)		(1,051)
Other	175				103	103	35	138
Balance at March 31, 2018	$607,474	134,104	$134	$468,885	$383,581	$852,600	$112,677	$965,277

		Select Medical Corporation Stockholders
	Redeemable Non-controlling Interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$640,818	0	$0	$947,370	$(124,002)	$823,368	$109,236	$932,604
Net income attributable to Select Medical Corporation					33,739	33,739		33,739
Net income attributable to non-controlling interests	5,743					—	4,500	4,500
Additional investment by Holdings				738		738		738
Dividends declared and paid to Holdings					(122)	(122)		(122)
Contribution related to restricted stock award issuances by Holdings				4,717		4,717		4,717
Exchange of interests	163,659				74,341	74,341		74,341
Distributions to non-controlling interests	(203,972)				(83,233)	(83,233)	(1,094)	(84,327)
Redemption adjustment on non-controlling interests	1,051				(1,051)	(1,051)		(1,051)
Other	175				103	103	35	138
Balance at March 31, 2018	$607,474	0	$0	$952,825	$(100,225)	$852,600	$112,677	$965,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2018	2017	2018
Operating activities
Net income	$23,463	$43,982	$23,463	$43,982
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	4,911	1,364	4,911	1,364
Depreciation and amortization	42,539	46,771	42,539	46,771
Provision for bad debts	781	85	781	85
Equity in earnings of unconsolidated subsidiaries	(5,521)	(4,697)	(5,521)	(4,697)
Loss on extinguishment of debt	6,527	412	6,527	412
Gain on sale of assets and businesses	(4,609)	(513)	(4,609)	(513)
Stock compensation expense	4,586	4,927	4,586	4,927
Amortization of debt discount, premium and issuance costs	3,422	3,136	3,422	3,136
Deferred income taxes	(3,425)	78	(3,425)	78
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(118,269)	(45,811)	(118,269)	(45,811)
Other current assets	(7,621)	(8,945)	(7,621)	(8,945)
Other assets	(48)	16,633	(48)	16,633
Accounts payable	412	(6,552)	412	(6,552)
Accrued expenses	(18,429)	(11,981)	(18,429)	(11,981)
Income taxes	15,420	11,838	15,420	11,838
Net cash provided by (used in) operating activities	(55,861)	50,727	(55,861)	50,727
Investing activities
Business combinations, net of cash acquired	(9,566)	(515,359)	(9,566)	(515,359)
Purchases of property and equipment	(50,653)	(39,617)	(50,653)	(39,617)
Investment in businesses	(500)	(1,754)	(500)	(1,754)
Proceeds from sale of assets and businesses	19,512	691	19,512	691
Net cash used in investing activities	(41,207)	(556,039)	(41,207)	(556,039)
Financing activities
Borrowings on revolving facilities	530,000	165,000	530,000	165,000
Payments on revolving facilities	(415,000)	(150,000)	(415,000)	(150,000)
Proceeds from term loans	1,139,822	779,904	1,139,822	779,904
Payments on term loans	(1,170,817)	(2,875)	(1,170,817)	(2,875)
Revolving facility debt issuance costs	(3,887)	(1,333)	(3,887)	(1,333)
Borrowings of other debt	6,571	11,600	6,571	11,600
Principal payments on other debt	(5,275)	(5,909)	(5,275)	(5,909)
Repurchase of common stock	(156)	(122)	—	—
Dividends paid to Holdings	—	—	(156)	(122)
Proceeds from exercise of stock options	617	738	—	—
Equity investment by Holdings	—	—	617	738
Decrease in overdrafts	(17,062)	(7,916)	(17,062)	(7,916)
Proceeds from issuance of non-controlling interests	2,094	—	2,094	—
Distributions to non-controlling interests	(3,657)	(286,641)	(3,657)	(286,641)
Net cash provided by financing activities	63,250	502,446	63,250	502,446
Net decrease in cash and cash equivalents	(33,818)	(2,866)	(33,818)	(2,866)
Cash and cash equivalents at beginning of period	99,029	122,549	99,029	122,549
Cash and cash equivalents at end of period	$65,211	$119,683	$65,211	$119,683
Supplemental Information
Cash paid for interest	$38,565	$35,233	$38,565	$35,233
Cash paid for taxes	$1,207	$376	$1,207	$376
Non-cash equity exchange for acquisition of U.S. HealthWorks	$—	$238,000	$—	$238,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2018, and for the three month periods ended March 31, 2017 and 2018, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2018.
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
Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases. This ASU includes a lessee accounting model that recognizes two types of leases: finance and operating. This ASU requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than twelve months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. For short‑term leases of twelve months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight‑line basis over the respective lease term.
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
Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight‑line basis over the respective lease terms in the consolidated statements of operations.
The Company will implement the new standard beginning January 1, 2019. The Company’s implementation efforts are focused on designing accounting processes, disclosure processes, and internal controls in order to account for its leases under the new standard.

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
Beginning in May 2014, the FASB issued several Accounting Standards Updates which established Topic 606, Revenue from Contracts with Customers (the “standard”). This standard supersedes existing revenue recognition requirements and seeks to eliminate most industry-specific guidance under current GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company adopted the new standard on January 1, 2018, using the full retrospective transition method. Adoption of the revenue recognition standard impacted the Company’s reported results as follows:

	Three Months Ended March 31, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$1,111,361	$1,091,517	$(19,844)
Bad debt expense	20,625	781	(19,844)

Condensed Consolidated Statements of Cash Flows
Provision for bad debts	20,625	781	(19,844)
Changes in accounts receivable	(138,113)	(118,269)	19,844
 _____________________________________________________________
(1) Bad debt expense is now included in cost of services on the condensed consolidated statements of operations.

	December 31, 2017
	As Reported	As Adjusted	Adoption Impact
	(in thousands)
Condensed Consolidated Balance Sheets
Accounts receivable	$767,276	$691,732	$(75,544)
Allowance for doubtful accounts	75,544	—	(75,544)
Accounts receivable	$691,732	$691,732	$—
The Company has presented the applicable disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers in Note 7.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), and Intra-Entity Transfers of Assets Other Than Inventory. Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires an entity to recognize the income tax consequences of an intra‑entity transfer of an asset other than inventory when the transfer occurs. The Company adopted the guidance effective January 1, 2018. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

3.  Acquisitions
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra Inc. (“Concentra”) acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, Inc. (“U.S. HealthWorks”), an occupational medicine and urgent care service provider, pursuant to the terms of an Equity Purchase and Contribution Agreement (the “Purchase Agreement”) dated as of October 22, 2017, by and among Concentra, U.S. HealthWorks, Concentra Group Holdings, LLC (“Concentra Group Holdings”), Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”) and Dignity Health Holding Corporation (“DHHC”). For the three months ended March 31, 2018, the Company recognized $2.9 million of U.S. HealthWorks acquisition costs which are included in general and administrative expense.
In connection with the closing of the transaction, Concentra Group Holdings made distributions to its equity holders and redeemed certain of its outstanding equity interests from existing minority equity holders. Subsequently, Concentra Group Holdings and a wholly owned subsidiary of Concentra Group Holdings Parent merged, with Concentra Group Holdings surviving the merger and becoming a wholly owned subsidiary of Concentra Group Holdings Parent. As a result of the merger, the equity interests of Concentra Group Holdings outstanding after the redemption described above were exchanged for membership interests in Concentra Group Holdings Parent.
Concentra acquired U.S. HealthWorks for $753.0 million. The Purchase Agreement provides for certain post-closing adjustments for cash, indebtedness, transaction expenses, and working capital. DHHC, a subsidiary of Dignity Health, was issued a 20% equity interest in Concentra Group Holdings Parent, which was valued at $238.0 million. The remainder of the purchase price was paid in cash. Select retained a majority voting interest in Concentra Group Holdings Parent following the closing of the transaction.
For the U.S. HealthWorks acquisition, the Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values in accordance with the provisions of Accounting Standards Codification Topic 805, Business Combinations. The Company is in the process of completing its assessment of the acquisition-date fair values of the assets acquired and the liabilities assumed and determining the estimated useful lives of long-lived assets and finite-lived intangible assets; therefore, the values set forth below are subject to adjustment during the measurement period. The amount of these potential adjustments could be significant. The Company expects to complete its purchase price allocation activities by December 31, 2018.
The following table reconciles the preliminary allocation of estimated fair value to identifiable net assets and goodwill to the consideration given for the acquired business (in thousands):

Identifiable tangible assets	$184,357
Identifiable intangible assets	105,000
Goodwill	535,595
Total assets	824,952
Total liabilities	71,952
Consideration given	$753,000
A preliminary estimate for goodwill of $535.6 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from U.S. HealthWorks’ future earnings potential and its assembled workforce. Goodwill has been assigned to the Concentra reporting unit and is not deductible for tax purposes. However, prior to its acquisition by the Company, U.S. HealthWorks completed certain acquisitions that resulted in tax deductible goodwill with an estimated value of $83.1 million, which the Company will deduct through 2032.
For the period February 1, 2018 through March 31, 2018, U.S. HealthWorks had net operating revenues of $89.9 million which is reflected in the Company’s consolidated statements of operations. Due to the integrated nature of our operations, it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.

Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisition of U.S. HealthWorks occurred on January 1, 2017. These results are not necessarily indicative of results of future operations nor of the results that would have occurred had the acquisition been consummated on the aforementioned date.

	Three Months Ended March 31,
	2017	2018
	(in thousands, except per share amounts)
Net revenue	$1,228,484	$1,300,544
Net income	17,685	45,677
Net income attributable to the Company	7,827	34,538
Income per common share:
Basic	$0.06	$0.26
Diluted	$0.06	$0.26
 The pro forma financial information is based on the preliminary allocation of the purchase price of the U.S. HealthWorks acquisition and is therefore subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at a statutory rate, as if U.S. HealthWorks had been a subsidiary of the Company as of January 1, 2017.
For the three months ended March 31, 2017, pro forma results were adjusted to include the U.S. HealthWorks acquisition costs recognized by the Company during 2017 and 2018, which were approximately $5.8 million. For the three months ended March 31, 2018, pro forma results were adjusted to exclude approximately $2.9 million of U.S. HealthWorks acquisition costs which were recognized by the Company during the period.

4.          Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2018:

	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2017	$1,045,220	$415,528	$647,522	$674,542	$2,782,812
Acquired	—	—	345	535,595	535,940
Sold	—	—	(141)	—	(141)
Balance as of March 31, 2018	$1,045,220	$415,528	$647,726	$1,210,137	$3,318,611
See Note 3 for details of the goodwill acquired during the period.
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2017			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	19,155	—	19,155	19,159	—	19,159
Accreditations	1,895	—	1,895	1,895	—	1,895
Finite-lived intangible assets:
Trademarks	—	—	—	5,000	(417)	4,583
Customer relationships	143,953	(38,281)	105,672	243,969	(43,886)	200,083
Favorable leasehold interests	13,295	(4,319)	8,976	13,279	(4,742)	8,537
Non-compete agreements	28,023	(3,900)	24,123	28,130	(4,438)	23,692
Total identifiable intangible assets	$373,019	$(46,500)	$326,519	$478,130	$(53,483)	$424,647
 The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At March 31, 2018, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 8.9 years, respectively.
The Company’s customer relationships, non-compete agreements, and U.S. HealthWorks trademarks amortize over their estimated useful lives. Amortization expense was $4.4 million and $6.4 million for the three months ended March 31, 2017 and 2018, respectively.
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
As of March 31, 2018, the Company’s long-term debt and notes payable are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$721	$(6,074)	$704,647	$720,650
Credit facilities:
Revolving facility	245,000	—	—	245,000	225,400
Term loans	1,138,500	(11,883)	(11,946)	1,114,671	1,151,308
Other	43,268	—	(519)	42,749	42,749
Total Select debt	2,136,768	(11,162)	(18,539)	2,107,067	2,140,107
Concentra:
Credit facilities:
Term loans	1,414,175	(3,498)	(23,021)	1,387,656	1,427,384
Other	5,797	—	—	5,797	5,797
Total Concentra debt	1,419,972	(3,498)	(23,021)	1,393,453	1,433,181
Total debt	$3,556,740	$(14,660)	$(41,560)	$3,500,520	$3,573,288

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Select:
6.375% senior notes	$—	$—	$—	$710,000	$—	$—	$710,000
Credit facilities:
Revolving facility	—	—	—	—	245,000	—	245,000
Term loans	8,625	11,500	11,500	11,500	11,500	1,083,875	1,138,500
Other	9,218	3,207	25,285	221	—	5,337	43,268
Total Select debt	17,843	14,707	36,785	721,721	256,500	1,089,212	2,136,768
Concentra:
Credit facilities:
Term loans	—	—	5,719	12,365	1,156,091	240,000	1,414,175
Other	1,170	304	322	320	308	3,373	5,797
Total Concentra debt	1,170	304	6,041	12,685	1,156,399	243,373	1,419,972
Total debt	$19,013	$15,011	$42,826	$734,406	$1,412,899	$1,332,585	$3,556,740

As of December 31, 2017, the Company’s long-term debt and notes payable are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$778	$(6,553)	$704,225	$727,750
Credit facilities:
Revolving facility	230,000	—	—	230,000	211,600
Term loans	1,141,375	(12,445)	(12,500)	1,116,430	1,154,215
Other	36,877	—	(533)	36,344	36,344
Total Select debt	2,118,252	(11,667)	(19,586)	2,086,999	2,129,909
Concentra:
Credit facilities:
Term loans	619,175	(2,257)	(10,668)	606,250	625,173
Other	6,653	—	—	6,653	6,653
Total Concentra debt	625,828	(2,257)	(10,668)	612,903	631,826
Total debt	$2,744,080	$(13,924)	$(30,254)	$2,699,902	$2,761,735
 Select Credit Facilities
On March 22, 2018, Select entered into Amendment No. 1 to the senior secured credit agreement (the “Select credit agreement”) dated March 6, 2017. The Select credit agreement originally provided for $1.6 billion in senior secured credit facilities comprised of $1.15 billion in term loans (the “Select term loans”) and a $450.0 million revolving credit facility (the “Select revolving facility” and together with the Select term loans, the “Select credit facilities”), including a $75.0 million sublimit for the issuance of standby letters of credit.
Amendment No. 1 (i) decreases the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement and subject to an Adjusted LIBO floor of 1.00%) plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate (as defined in the Select credit agreement and subject to an Alternate Base Rate floor of 2.00%) plus 2.50% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio (as defined in the Select credit agreement); (ii) decreases the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio; (iii) extends the maturity date for the Select term loans from March 6, 2024 to March 6, 2025; and (iv) makes certain other technical amendments to the Select credit agreement as set forth therein.
Concentra Credit Facilities
Concentra First Lien Credit Agreement
On February 1, 2018, Concentra entered into an amendment to its first lien credit agreement (the “Concentra first lien credit agreement”), dated June 1, 2015, by and among Concentra, as the borrower, Concentra Holdings, Inc., a subsidiary of Concentra Group Holdings Parent, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the other lenders party thereto. Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, as described below, together with cash on hand, to pay the purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC and to finance the redemption and reorganization transactions executed under the Purchase Agreement (as described in Note 3), as well as to pay fees and expenses associated with the financing.
Concentra amended the Concentra first lien credit agreement to, among other things, provide for (i) an additional $555.0 million in tranche B term loans that, along with the existing tranche B term loans under the Concentra first lien credit agreement, have a maturity date of June 1, 2022 (collectively, the “Concentra first lien term loan”) and (ii) an additional $25.0 million to the $50.0 million, five-year revolving credit facility under the terms of the existing Concentra first lien credit agreement. The tranche B term loans bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%) for Eurodollar Borrowings (as defined in the Concentra first lien credit agreement), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 1.75% (subject to an Alternate Base Rate floor of 2.00%) for ABR Borrowings (as defined in the Concentra first lien credit agreement). All other material terms and conditions applicable to the original tranche B term loan commitments are applicable to the additional tranche B term loans created under the Concentra first lien credit agreement.

Concentra Second Lien Credit Agreement
On February 1, 2018, Concentra entered into a second lien credit agreement (the “Concentra second lien credit agreement” and, together with the Concentra first lien credit agreement, the “Concentra credit facilities”) with Concentra Holdings, Inc., Wells Fargo Bank, National Association, as the administrative agent and the collateral agent, and the other lenders party thereto.
The Concentra second lien credit agreement provides for $240.0 million in term loans (the “Concentra second lien term loan” and, together with the Concentra first lien term loan, the “Concentra term loans”) with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
In the event that, on or prior to February 1, 2019, Concentra prepays any of the Concentra second lien term loan to refinance such term loans, Concentra shall pay a premium of 2.00% of the aggregate principal amount of the Concentra second lien term loan prepaid. If Concentra prepays any of the Concentra second lien term loan to refinance such term loans on or prior to February 1, 2020, Concentra shall pay a premium of 1.00% of the aggregate principal amount of the Concentra second lien term loan prepaid.
Concentra will be required to prepay borrowings under the Concentra second lien term loan with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Concentra second lien credit agreement) if Concentra’s leverage ratio is greater than 4.25 to 1.00 and 25% of excess cash flow if Concentra’s leverage ratio is less than or equal to 4.25 to 1.00 and greater than 3.75 to 1.00, in each case, reduced by the aggregate amount of term loans and certain debt optionally prepaid during the applicable fiscal year and the aggregate amount of senior revolving commitments reduced permanently during the applicable fiscal year (other than in connection with a refinancing). Concentra will not be required to prepay borrowings with excess cash flow if Concentra’s leverage ratio is less than or equal to 3.75 to 1.00.
The Concentra second lien credit agreement also contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra second lien credit agreement contains events of default for non-payment of principal and interest when due (subject to a grace period for interest), cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.
The borrowings under the Concentra second lien term loan are guaranteed, on a second lien basis, by Concentra Holdings, Inc., Concentra, and certain domestic subsidiaries of Concentra and will be guaranteed by Concentra’s future domestic subsidiaries (other than Excluded Subsidiaries and Consolidated Practices, each as defined in the Concentra second lien credit agreement). The borrowings under the Concentra second lien term loan are secured by substantially all of Concentra’s and its domestic subsidiaries’ existing and future property and assets and by a pledge of Concentra’s capital stock, the capital stock of certain of Concentra’s domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra’s foreign subsidiaries, if any.
Loss on Early Retirement of Debt
The amendments to the Select credit facilities and Concentra credit facilities resulted in losses on early retirement of debt totaling $10.3 million for the three months ended March 31, 2018. The losses on early retirement of debt consisted of $0.4 million of debt extinguishment losses and $9.9 million of debt modification losses during the three months ended March 31, 2018.
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

6.  Segment Information
The Company identifies its operating segments according to how the chief operating decision maker evaluates financial performance and allocates resources. During the year ended December 31, 2017, the Company changed its internal segment reporting structure which is reflective of how the Company now manages its business operations, reviews operating performance, and allocates resources. The Company’s reportable segments include long term acute care, inpatient rehabilitation, outpatient rehabilitation, and Concentra. Prior year results for the three months ended March 31, 2017, presented herein have been recast to conform to the current presentation. The Company previously disclosed financial information for the following reportable segments: specialty hospitals, outpatient rehabilitation, and Concentra.
Other activities include the Company’s corporate shared services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, acquisition costs associated with U.S. HealthWorks, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.
The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Net operating revenues:(1)
Long term acute care	$445,123	$464,676
Inpatient rehabilitation	144,825	174,774
Outpatient rehabilitation	250,371	257,381
Concentra	250,589	356,116
Other	609	17
Total Company	$1,091,517	$1,252,964
Adjusted EBITDA:
Long term acute care	$72,337	$72,972
Inpatient rehabilitation	16,328	26,776
Outpatient rehabilitation	31,351	30,525
Concentra	42,592	57,797
Other	(23,718)	(24,838)
Total Company	$138,890	$163,232
Total assets:
Long term acute care	$1,978,226	$1,862,791
Inpatient rehabilitation	643,994	877,750
Outpatient rehabilitation	980,261	973,122
Concentra	1,297,672	2,143,405
Other	102,784	111,575
Total Company	$5,002,937	$5,968,643
Purchases of property and equipment, net:
Long term acute care	$10,943	$10,472
Inpatient rehabilitation	21,414	12,917
Outpatient rehabilitation	6,673	7,338
Concentra	8,686	6,621
Other	2,937	2,269
Total Company	$50,653	$39,617

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2017
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$72,337	$16,328	$31,351	$42,592	$(23,718)
Depreciation and amortization	(13,042)	(5,458)	(6,340)	(16,123)	(1,576)
Stock compensation expense	—	—	—	(306)	(4,280)
Income (loss) from operations	$59,295	$10,870	$25,011	$26,163	$(29,574)	$91,765
Loss on early retirement of debt						(19,719)
Equity in earnings of unconsolidated subsidiaries						5,521
Non-operating loss						(49)
Interest expense						(40,853)
Income before income taxes						$36,665

	Three Months Ended March 31, 2018
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$72,972	$26,776	$30,525	$57,797	$(24,838)
Depreciation and amortization	(11,058)	(5,722)	(6,637)	(21,147)	(2,207)
Stock compensation expense	—	—	—	(211)	(4,716)
U.S. HealthWorks acquisition costs	—	—	—	(2,936)	—
Income (loss) from operations	$61,914	$21,054	$23,888	$33,503	$(31,761)	$108,598
Loss on early retirement of debt						(10,255)
Equity in earnings of unconsolidated subsidiaries						4,697
Non-operating gain						399
Interest expense						(47,163)
Income before income taxes						$56,276
 _______________________________________________________________________________

(1)	Net operating revenues were retrospectively conformed to reflect the adoption Topic 606, Revenue from Contracts with Customers.

7. Revenue from Contracts with Customers
Net operating revenues consist primarily of patient service revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues by operating segment for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31, 2017
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$236,437	$57,504	$36,698	$545
Non-Medicare	206,625	47,243	183,803	247,801
Total patient services revenues	443,062	104,747	220,501	248,346
Other revenues	2,061	40,078	29,870	2,243
Total net operating revenues	$445,123	$144,825	$250,371	$250,589

	Three Months Ended March 31, 2018
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$240,992	$72,841	$38,190	$628
Non-Medicare	220,006	61,902	188,900	353,252
Total patient services revenues	460,998	134,743	227,090	353,880
Other revenues	3,678	40,031	30,291	2,236
Total net operating revenues	$464,676	$174,774	$257,381	$356,116
Patient Services Revenue
Patient services revenue is recognized when obligations under the terms of the contract are satisfied; generally, this occurs as the Company provides healthcare services, as each service provided is distinct and future services rendered are not dependent on previously rendered services. Patient service revenues are recognized at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to its patients. These amounts are due from patients; third-party payors, including health insurers and government programs; and other payors.
Medicare: Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end stage renal disease. Amounts we receive for treatment of patients covered by the Medicare program are generally less than the standard billing rates; accordingly, the Company recognizes revenue based on amounts which are reimbursable by Medicare under prospective payment systems and provisions of cost-reimbursement and other payment methods. The amount reimbursed is derived based on the type of services provided.
Non-Medicare: The Company is reimbursed for healthcare services provided from various other payor sources which include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients. The Company is reimbursed by these payors using a variety of payment methodologies and the amounts the Company receives are generally less than the standard billing rates.
In the long term acute care and inpatient rehabilitation segments, the Company recognizes revenue based on known contractual provisions associated with the specific payor or, where the Company has a relatively homogeneous patient population, the Company will monitor individual payors’ historical reimbursement rates to derive a per diem rate which is used to determine the amount of revenue to be recognized for services rendered.
In the outpatient rehabilitation and Concentra segments, the Company recognizes revenue from payors based on known contractual provisions, negotiated amounts, or usual and customary amounts associated with the specific payor. The Company performs provision testing, using internally developed systems, whereby the Company monitors a payors’ historical reimbursement rates and compares them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is utilized to determine the amount of revenue to be recognized for services rendered.

The Company is subject to potential retrospective adjustments to net operating revenues in future periods for matters related to claims processing and other price concessions. These adjustments, which are estimated based on an analysis of historical experience by payor source, are accounted for as a constraint to the amount of revenue recognized by the Company in the period services are rendered.
Other Revenues
The Company recognizes revenue for services provided to healthcare institutions, principally management and employee leasing services, under contractual arrangements with related parties affiliated through the Company’s equity investments and other third-party healthcare institutions. Revenue is recognized when obligations under the terms of the contract are satisfied. Revenues from these services are measured as the amount of consideration the Company expects to receive for those services.

8.	Income Taxes
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law which made significant changes to the Internal Revenue Code. These changes included a corporate tax rate decrease from 35.0% to 21.0% effective after December 31, 2017. Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	Three Months Ended March 31,
	2017	2018
Federal income tax at statutory rate	35.0%	21.0%
State and local income taxes, less federal income tax benefit	3.9	4.7
Permanent differences	0.8	1.5
Valuation allowance	(0.7)	0.8
Uncertain tax positions	0.2	0.3
Non-controlling interest	(2.4)	(2.7)
Stock-based compensation	(0.7)	(5.4)
Other	(0.1)	1.6
Total effective income tax rate	36.0%	21.8%

9.  Income per Common Share
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

	Three Months Ended March 31,
	2017	2018
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$15,870	$33,739
Less: Earnings allocated to unvested restricted stockholders	507	1,111
Net income available to common stockholders	$15,363	$32,628
Denominator:
Weighted average shares—basic	128,464	129,691
Effect of dilutive securities:
Stock options	164	125
Weighted average shares—diluted	128,628	129,816
Basic income per common share:	$0.12	$0.25
Diluted income per common share:	$0.12	$0.25

10.  Commitments and Contingencies
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

Thereafter, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010, which was based on certain statutory changes to the public disclosure bar language included in the Affordable Care Act. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff‑relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non‑retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff‑relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and up-coding and the plaintiff relators’ retaliation claims. The plaintiff-relators then proposed a case management plan seeking nationwide discovery involving all of the Company’s LTCHs for the period from March 23, 2010 through the present and allowing discovery that would facilitate the use of statistical sampling to prove liability, which the defendants opposed. In April 2018, a U.S. magistrate judge ruled that plaintiff‑relators’ discovery will be limited to only SSH-Evansville for the period from March 23, 2010 through September 30, 2016, and that the plaintiff‑relators will be required to prove the fraud that they allege on a claim-by-claim basis, rather than using statistical sampling. The plaintiff-relators have appealed this decision to the District Judge.
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

Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital-Wilmington, Inc. (“SSH‑Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16‑347‑LPS. The Complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH‑Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff‑relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH‑Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH‑Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, in May 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff‑relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that defendants violated the Delaware False Claims and Reporting Act. It denied the defendant’s motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to plaintiff-relator’s failure to timely serve the amended complaint upon her.
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
Northern District of Alabama Investigation
On October 30, 2017, the Company was contacted by the U.S. Attorney’s Office for the Northern District of Alabama to request cooperation in connection with an investigation that may involve Medicare billing compliance at certain of the Company’s Physiotherapy outpatient rehabilitation clinics. In March 2018, the U.S. Attorney’s Office for the Northern District of Alabama informed the Company that it has closed its investigation.

11.  Condensed Consolidating Financial Information
Select’s 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed, except for customary limitations, on a senior basis by all of Select’s wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are defined as subsidiaries where Select, or a subsidiary of Select, holds all of the outstanding ownership interests. Certain of Select’s subsidiaries did not guarantee the 6.375% senior notes (the “Non-Guarantor Subsidiaries” and Concentra Group Holdings Parent and its subsidiaries, the “Non-Guarantor Concentra”).
Select conducts a significant portion of its business through its subsidiaries. Presented below is condensed consolidating financial information for Select, the Subsidiary Guarantors, the Non-Guarantor Subsidiaries, and Non-Guarantor Concentra.
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

Select Medical Corporation
Condensed Consolidating Balance Sheet
March 31, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$73	$5,502	$3,749	$110,359	$—		$119,683
Accounts receivable	—	474,559	139,693	192,139	—		806,391
Intercompany receivables	—	1,575,611	58,914	—	(1,634,525)	(a)	—
Prepaid income taxes	18,382	—	—	2,888	—		21,270
Other current assets	18,732	30,119	12,389	32,757	—		93,997
Total Current Assets	37,187	2,085,791	214,745	338,143	(1,634,525)		1,041,341
Property and equipment, net	37,668	622,253	82,697	230,865	—		973,483
Investment in affiliates	4,534,700	130,556	—	—	(4,665,256)	(b)(c)	—
Goodwill	—	2,108,474	—	1,210,137	—		3,318,611
Identifiable intangible assets, net	3	103,335	5,192	316,117	—		424,647
Other assets	33,702	104,140	34,907	48,143	(10,331)	(e)	210,561
Total Assets	$4,643,260	$5,154,549	$337,541	$2,143,405	$(6,310,112)		$5,968,643
Liabilities and Equity
Current Liabilities:
Overdrafts	$21,547	$—	$—	$—	$—		$21,547
Current portion of long-term debt and notes payable	19,372	623	1,298	1,206	—		22,499
Accounts payable	13,235	81,563	16,998	26,640	—		138,436
Intercompany payables	1,575,611	58,914	—	—	(1,634,525)	(a)	—
Accrued payroll	5,248	81,902	2,338	46,073	—		135,561
Accrued vacation	4,368	60,577	13,363	27,017	—		105,325
Accrued interest	16,594	7	13	11,974	—		28,588
Accrued other	39,010	61,671	14,262	48,198	—		163,141
Income taxes payable	2,417	—	—	8,217	—		10,634
Total Current Liabilities	1,697,402	345,257	48,272	169,325	(1,634,525)		625,731
Long-term debt, net of current portion	2,055,664	108	30,002	1,392,247	—		3,478,021
Non-current deferred tax liability	—	89,619	774	44,958	(10,331)	(e)	125,020
Other non-current liabilities	37,594	58,098	8,584	62,844	—		167,120
Total Liabilities	3,790,660	493,082	87,632	1,669,374	(1,644,856)		4,395,892
Redeemable non-controlling interests	—	—	—	19,619	587,855	(d)	607,474
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	952,825	—	—	—	—		952,825
Retained earnings (accumulated deficit)	(100,225)	1,441,767	(27,180)	(4,059)	(1,410,528)	(c)(d)	(100,225)
Subsidiary investment	—	3,219,700	277,089	454,301	(3,951,090)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	852,600	4,661,467	249,909	450,242	(5,361,618)		852,600
Non-controlling interests	—	—	—	4,170	108,507	(d)	112,677
Total Equity	852,600	4,661,467	249,909	454,412	(5,253,111)		965,277
Total Liabilities and Equity	$4,643,260	$5,154,549	$337,541	$2,143,405	$(6,310,112)		$5,968,643
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$17	$701,764	$195,067	$356,116	$—		$1,252,964
Costs and expenses:
Cost of services	726	604,247	162,310	298,530	—		1,065,813
General and administrative	28,807	39	—	2,936	—		31,782
Depreciation and amortization	2,207	19,409	4,008	21,147	—		46,771
Total costs and expenses	31,740	623,695	166,318	322,613	—		1,144,366
Income (loss) from operations	(31,723)	78,069	28,749	33,503	—		108,598
Other income and expense:
Intercompany interest and royalty fees	8,119	(4,146)	(3,780)	(193)	—		—
Intercompany management fees	60,732	(49,574)	(11,158)	—	—		—
Loss on early retirement of debt	(2,229)	—	—	(8,026)	—		(10,255)
Equity in earnings of unconsolidated subsidiaries	—	4,684	13	—	—		4,697
Non-operating gain	—	399	—	—	—		399
Interest expense	(31,071)	(62)	(156)	(15,874)	—		(47,163)
Income before income taxes	3,828	29,370	13,668	9,410	—		56,276
Income tax expense (benefit)	514	11,848	180	(248)	—		12,294
Equity in earnings of consolidated subsidiaries	30,425	8,267	—	—	(38,692)	(a)	—
Net income	33,739	25,789	13,488	9,658	(38,692)		43,982
Less: Net income attributable to non-controlling interests	—	—	4,666	5,577	—		10,243
Net income attributable to Select Medical Corporation	$33,739	$25,789	$8,822	$4,081	$(38,692)		$33,739
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$33,739	$25,789	$13,488	$9,658	$(38,692)	(a)	$43,982
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	1,334	30	—	—		1,364
Depreciation and amortization	2,207	19,409	4,008	21,147	—		46,771
Provision for bad debts	—	42	—	43	—		85
Equity in earnings of unconsolidated subsidiaries	—	(4,684)	(13)	—	—		(4,697)
Equity in earnings of consolidated subsidiaries	(30,425)	(8,267)	—	—	38,692	(a)	—
Loss on extinguishment of debt	115	—	—	297	—		412
Loss (gain) on sale of assets and businesses	—	(516)	—	3	—		(513)
Stock compensation expense	4,716	—	—	211	—		4,927
Amortization of debt discount, premium and issuance costs	1,837	—	—	1,299	—		3,136
Deferred income taxes	(503)	1,383	(5)	(797)	—		78
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(28,661)	(13,414)	(3,736)	—		(45,811)
Other current assets	(5,890)	(572)	1,304	(3,787)	—		(8,945)
Other assets	3,788	(562)	599	12,808	—		16,633
Accounts payable	731	(3,550)	(870)	(2,863)	—		(6,552)
Accrued expenses	(10,370)	(2,366)	434	321	—		(11,981)
Income taxes	6,897	4,513	(111)	539	—		11,838
Net cash provided by operating activities	6,842	3,292	5,450	35,143	—		50,727
Investing activities
Business combinations, net of cash acquired	—	(321)	(22)	(515,016)	—		(515,359)
Purchases of property and equipment	(2,269)	(23,851)	(6,876)	(6,621)	—		(39,617)
Investment in businesses	—	(1,749)	—	(5)	—		(1,754)
Proceeds from sale of assets and businesses	—	691	—	—	—		691
Net cash used in investing activities	(2,269)	(25,230)	(6,898)	(521,642)	—		(556,039)
Financing activities
Borrowings on revolving facilities	165,000	—	—	—	—		165,000
Payments on revolving facilities	(150,000)	—	—	—	—		(150,000)
Proceeds from term loans (financing costs)	(11)	—	—	779,915	—		779,904
Payments on term loans	(2,875)	—	—	—	—		(2,875)
Revolving facility debt issuance costs	(837)	—	—	(496)	—		(1,333)
Borrowings of other debt	5,549	—	5,326	725	—		11,600
Principal payments on other debt	(3,226)	(145)	(957)	(1,581)	—		(5,909)
Dividends paid to Holdings	(122)	—	—	—	—		(122)
Equity investment by Holdings	738	—	—	—	—		738
Intercompany	(10,873)	22,729	(2,467)	(9,389)	—		—
Decrease in overdrafts	(7,916)	—	—	—	—		(7,916)
Distributions to non-controlling interests	—	—	(1,266)	(285,375)	—		(286,641)
Net cash provided by (used in) financing activities	(4,573)	22,584	636	483,799	—		502,446
Net increase (decrease) in cash and cash equivalents	—	646	(812)	(2,700)	—		(2,866)
Cash and cash equivalents at beginning of period	73	4,856	4,561	113,059	—		122,549
Cash and cash equivalents at end of period	$73	$5,502	$3,749	$110,359	$—		$119,683
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2017

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$73	$4,856	$4,561	$113,059	$—		$122,549
Accounts receivable	—	445,942	126,279	119,511	—		691,732
Intercompany receivables	—	1,595,692	62,990	—	(1,658,682)	(a)	—
Prepaid income taxes	22,704	5,703	31	2,949	—		31,387
Other current assets	13,021	29,547	13,693	18,897	—		75,158
Total Current Assets	35,798	2,081,740	207,554	254,416	(1,658,682)		920,826
Property and equipment, net	39,836	622,445	79,653	170,657	—		912,591
Investment in affiliates	4,521,865	128,319	—	—	(4,650,184)	(b)(c)	—
Goodwill	—	2,108,270	—	674,542	—		2,782,812
Identifiable intangible assets, net	—	103,913	5,200	217,406	—		326,519
Other assets	36,494	98,492	35,523	23,898	(9,989)	(e)	184,418
Total Assets	$4,633,993	$5,143,179	$327,930	$1,340,919	$(6,318,855)		$5,127,166
Liabilities and Equity
Current Liabilities:
Overdrafts	$29,463	$—	$—	$—	$—		$29,463
Current portion of long-term debt and notes payable	16,635	740	2,212	2,600	—		22,187
Accounts payable	12,504	85,096	17,868	12,726	—		128,194
Intercompany payables	1,595,692	62,990	—	—	(1,658,682)	(a)	—
Accrued payroll	16,736	98,834	4,872	40,120	—		160,562
Accrued vacation	4,083	58,043	12,607	18,142	—		92,875
Accrued interest	17,479	7	6	2,393	—		19,885
Accrued other	39,219	57,121	12,856	33,970	—		143,166
Income taxes payable	—	1,190	142	7,739	—		9,071
Total Current Liabilities	1,731,811	364,021	50,563	117,690	(1,658,682)		605,403
Long-term debt, net of current portion	2,042,555	127	24,730	610,303	—		2,677,715
Non-current deferred tax liability	—	88,376	780	45,750	(9,989)	(e)	124,917
Other non-current liabilities	36,259	56,718	8,141	44,591	—		145,709
Total Liabilities	3,810,625	509,242	84,214	818,334	(1,668,671)		3,553,744
Redeemable non-controlling interests	—	—	—	16,270	624,548	(d)	640,818
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	947,370	—	—	—	—		947,370
Retained earnings (accumulated deficit)	(124,002)	1,415,978	(33,368)	64,626	(1,447,236)	(c)(d)	(124,002)
Subsidiary investment	—	3,217,959	277,084	437,779	(3,932,822)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	823,368	4,633,937	243,716	502,405	(5,380,058)		823,368
Non-controlling interests	—	—	—	3,910	105,326	(d)	109,236
Total Equity	823,368	4,633,937	243,716	506,315	(5,274,732)		932,604
Total Liabilities and Equity	$4,633,993	$5,143,179	$327,930	$1,340,919	$(6,318,855)		$5,127,166
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$608	$678,415	$161,905	$250,589	$—		$1,091,517
Costs and expenses:
Cost of services	532	581,993	138,310	208,303	—		929,138
General and administrative	28,036	39	—	—	—		28,075
Depreciation and amortization	1,575	21,340	3,501	16,123	—		42,539
Total costs and expenses	30,143	603,372	141,811	224,426	—		999,752
Income (loss) from operations	(29,535)	75,043	20,094	26,163	—		91,765
Other income and expense:
Intercompany interest and royalty fees	8,700	(4,844)	(3,856)	—	—		—
Intercompany management fees	61,698	(52,634)	(9,064)	—	—		—
Loss on early retirement of debt	(19,719)	—	—	—	—		(19,719)
Equity in earnings of unconsolidated subsidiaries	—	5,493	28	—	—		5,521
Non-operating loss	—	(49)	—	—	—		(49)
Interest income (expense)	(33,404)	89	(39)	(7,499)	—		(40,853)
Income (loss) before income taxes	(12,260)	23,098	7,163	18,664	—		36,665
Income tax expense	126	5,936	304	6,836	—		13,202
Equity in earnings of consolidated subsidiaries	28,256	5,575	—	—	(33,831)	(a)	—
Net income	15,870	22,737	6,859	11,828	(33,831)		23,463
Less: Net income attributable to non-controlling interests	—	—	1,069	6,524	—		7,593
Net income attributable to Select Medical Corporation	$15,870	$22,737	$5,790	$5,304	$(33,831)		$15,870
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$15,870	$22,737	$6,859	$11,828	$(33,831)	(a)	$23,463
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	4,893	18	—	—		4,911
Depreciation and amortization	1,575	21,340	3,501	16,123	—		42,539
Provision for bad debts	—	770	—	11	—		781
Equity in earnings of unconsolidated subsidiaries	—	(5,493)	(28)	—	—		(5,521)
Equity in earnings of consolidated subsidiaries	(28,256)	(5,575)	—	—	33,831	(a)	—
Loss on extinguishment of debt	6,527	—	—	—	—		6,527
Loss (gain) on sale of assets and businesses	—	62	(4,671)	—	—		(4,609)
Stock compensation expense	4,280	—	—	306	—		4,586
Amortization of debt discount, premium and issuance costs	2,590	—	—	832	—		3,422
Deferred income taxes	1,005	—	—	(4,430)	—		(3,425)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(83,078)	(23,563)	(11,628)	—		(118,269)
Other current assets	(5,761)	(1,126)	(1,514)	780	—		(7,621)
Other assets	(3,753)	(11,531)	15,072	164	—		(48)
Accounts payable	2,574	764	(5,480)	2,554	—		412
Accrued expenses	(13,406)	(5,075)	5,342	(5,290)	—		(18,429)
Income taxes	4,256	—	—	11,164	—		15,420
Net cash provided by (used in) operating activities	(12,499)	(61,312)	(4,464)	22,414	—		(55,861)
Investing activities
Business combinations, net of cash acquired	—	(445)	—	(9,121)	—		(9,566)
Purchases of property and equipment	(2,937)	(29,325)	(9,705)	(8,686)	—		(50,653)
Investment in businesses	—	(500)	—	—	—		(500)
Proceeds from sale of assets and businesses	—	7	19,505	—	—		19,512
Net cash provided by (used in) investing activities	(2,937)	(30,263)	9,800	(17,807)	—		(41,207)
Financing activities
Borrowings on revolving facilities	530,000	—	—	—	—		530,000
Payments on revolving facilities	(415,000)	—	—	—	—		(415,000)
Proceeds from term loans	1,139,822	—	—	—	—		1,139,822
Payments on term loans	(1,147,752)	—	—	(23,065)	—		(1,170,817)
Revolving facility debt issuance costs	(3,887)	—	—	—	—		(3,887)
Borrowings of other debt	6,571	—	—	—	—		6,571
Principal payments on other debt	(3,704)	(80)	(695)	(796)	—		(5,275)
Dividends paid to Holdings	(156)	—	—	—	—		(156)
Equity investment by Holdings	617	—	—	—	—		617
Intercompany	(85,012)	92,074	(7,062)	—	—		—
Decrease in overdrafts	(17,062)	—	—	—	—		(17,062)
Proceeds from issuance of non-controlling interests	—	—	2,094	—	—		2,094
Distributions to non-controlling interests	—	(50)	(1,324)	(2,283)	—		(3,657)
Net cash provided by (used in) financing activities	4,437	91,944	(6,987)	(26,144)	—		63,250
Net increase (decrease) in cash and cash equivalents	(10,999)	369	(1,651)	(21,537)	—		(33,818)
Cash and cash equivalents at beginning of period	11,071	6,467	5,056	76,435	—		99,029
Cash and cash equivalents at end of period	$72	$6,836	$3,405	$54,898	$—		$65,211
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

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

•
a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•
other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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
Overview
 We began operations in 1997 and have grown to be one of the largest operators of long term acute care hospitals (“LTCHs”), inpatient rehabilitation facilities (“IRFs”), outpatient rehabilitation clinics and occupational health centers in the United States based on the number of facilities. As of March 31, 2018, we operated 99 LTCHs in 27 states, 24 IRFs in 10 states, and 1,617 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, operated 531 occupational health centers in 41 states as of March 31, 2018 after giving effect to the closing of the acquisition of U.S. HealthWorks on February 1, 2018. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or “CBOCs.” As of March 31, 2018, we had operations in 47 states and the District of Columbia.
In 2017, we changed our internal segment reporting structure to reflect how we now manage our business operations, review operating performance, and allocate resources. Our reportable segments include long term acute care, inpatient rehabilitation, outpatient rehabilitation, and Concentra. Prior year results for the three months ended March 31, 2017, presented herein have been recast to conform to the current presentation. Previously, we disclosed our financial information in three reportable segments: specialty hospitals, outpatient rehabilitation, and Concentra.
We had net operating revenues of $1,253.0 million for the three months ended March 31, 2018. Of this total, we earned approximately 37% of our net operating revenues from our long term acute care segment, approximately 14% from our inpatient rehabilitation segment, approximately 21% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Patients are typically admitted to the Company’s LTCHs and IRFs from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational medicine, physical therapy, and consumer health services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs.
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
We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, acquisition costs associated with U.S. HealthWorks, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries. We will refer to Adjusted EBITDA throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Net income	$23,463	$43,982
Income tax expense	13,202	12,294
Interest expense	40,853	47,163
Non-operating loss (gain)	49	(399)
Equity in earnings of unconsolidated subsidiaries	(5,521)	(4,697)
Loss on early retirement of debt	19,719	10,255
Income from operations	91,765	108,598
Stock compensation expense:
Included in general and administrative	3,749	3,990
Included in cost of services	837	937
Depreciation and amortization	42,539	46,771
U.S. HealthWorks acquisition costs	—	2,936
Adjusted EBITDA	$138,890	$163,232
Summary Financial Results
Three Months Ended March 31, 2018
For the three months ended March 31, 2018, our net operating revenues increased 14.8% to $1,253.0 million, compared to $1,091.5 million for the three months ended March 31, 2017. Income from operations increased 18.3% to $108.6 million for the three months ended March 31, 2018, compared to $91.8 million for the three months ended March 31, 2017.
Net income increased 87.5% to $44.0 million for the three months ended March 31, 2018, compared to $23.5 million for the three months ended March 31, 2017. Net income for the three months ended March 31, 2018 included a pre-tax loss on early retirement of debt of $10.3 million. Net income for the three months ended March 31, 2017 included a pre-tax loss on early retirement of debt of $19.7 million.
Adjusted EBITDA increased 17.5% to $163.2 million for the three months ended March 31, 2018, compared to $138.9 million for the three months ended March 31, 2017. Our Adjusted EBITDA margin was 13.0% for the three months ended March 31, 2018, compared to 12.7% for the three months ended March 31, 2017.
The following tables provide a reconciliation of our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2018
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$464,676	$174,774	$257,381	$356,116	$17	$1,252,964
Operating expenses	391,704	147,998	226,856	301,466	29,571	1,097,595
Depreciation and amortization	11,058	5,722	6,637	21,147	2,207	46,771
Income (loss) from operations	$61,914	$21,054	$23,888	$33,503	$(31,761)	$108,598
Depreciation and amortization	11,058	5,722	6,637	21,147	2,207	46,771
Stock compensation expense	—	—	—	211	4,716	4,927
U.S. HealthWorks acquisition costs	—	—	—	2,936	—	2,936
Adjusted EBITDA	$72,972	$26,776	$30,525	$57,797	$(24,838)	$163,232
Adjusted EBITDA margin	15.7%	15.3%	11.9%	16.2%	N/M	13.0%

	Three Months Ended March 31, 2017
	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$445,123	$144,825	$250,371	$250,589	$609	$1,091,517
Operating expenses	372,786	128,497	219,020	208,303	28,607	957,213
Depreciation and amortization	13,042	5,458	6,340	16,123	1,576	42,539
Income (loss) from operations	$59,295	$10,870	$25,011	$26,163	$(29,574)	$91,765
Depreciation and amortization	13,042	5,458	6,340	16,123	1,576	42,539
Stock compensation expense	—	—	—	306	4,280	4,586
Adjusted EBITDA	$72,337	$16,328	$31,351	$42,592	$(23,718)	$138,890
Adjusted EBITDA margin	16.3%	11.3%	12.5%	17.0%	N/M	12.7%
_______________________________________________________________________________
N/M — Not Meaningful.
The following table provides the change in segment performance measures for the three months ended March 31, 2018, compared to the three months ended March 31, 2017:

	Long Term Acute Care	Inpatient Rehabilitation	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	4.4%	20.7%	2.8%	42.1%	N/M	14.8%
Change in income from operations	4.4%	93.7%	(4.5)%	28.1%	(7.4)%	18.3%
Change in Adjusted EBITDA	0.9%	64.0%	(2.6)%	35.7%	(4.7)%	17.5%
_______________________________________________________________________________
N/M—Not Meaningful.
Significant Events
Acquisition of U.S. HealthWorks
On February 1, 2018, Concentra acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, an occupational medicine and urgent care provider, pursuant to the terms of the Purchase Agreement.
In connection with the closing of the transaction, Concentra Group Holdings made distributions to its equity holders and redeemed certain of its outstanding equity interests from existing minority equity holders. Subsequently, Concentra Group Holdings and a wholly owned subsidiary of Concentra Group Holdings Parent merged, with Concentra Group Holdings surviving the merger and becoming a wholly owned subsidiary of Concentra Group Holdings Parent. As a result of the merger, the equity interests of Concentra Group Holdings outstanding after the redemption described above were exchanged for membership interests in Concentra Group Holdings Parent.
Concentra acquired U.S. HealthWorks for $753.0 million. The Purchase Agreement provides for certain post-closing adjustments for cash, indebtedness, transaction expenses, and working capital. DHHC, a subsidiary of Dignity Health, was issued a 20% equity interest in Concentra Group Holdings Parent, which was valued at $238.0 million. Select retained a majority voting interest in Concentra Group Holdings Parent following the closing of the transaction.
Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, as described below, together with cash on hand, to pay the purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC, to finance the redemption and reorganization transactions executed under the Purchase Agreement, and to pay fees and expenses associated with the financing.

Amendment to the Concentra Credit Facilities
On February 1, 2018, in connection with the transactions executed under the Purchase Agreement, Concentra amended the Concentra first lien credit agreement to, among other things, provide for (i) an additional $555.0 million in tranche B term loans that, along with the existing tranche B term loans under the Concentra first lien credit agreement, have a maturity date of June 1, 2022 and (ii) an additional $25.0 million to the $50.0 million, five-year revolving credit facility under the terms of the existing Concentra first lien credit agreement. The tranche B term loans bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%) for Eurodollar Borrowings (as defined in the Concentra first lien credit agreement), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 1.75% (subject to an Alternate Base Rate floor of 2.00%) for ABR Borrowings (as defined in the Concentra first lien credit agreement). All other material terms and conditions applicable to the original tranche B term loan commitments are applicable to the additional tranche B term loans created under the Concentra first lien credit agreement.
In addition, Concentra entered into the Concentra second lien credit agreement that provides for $240.0 million in term loans with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
Amendment to the Select Credit Facilities
On March 22, 2018, Select entered into Amendment No. 1 to the Select credit agreement dated March 6, 2017. Amendment No. 1 (i) decreases the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement and subject to an Adjusted LIBO floor of 1.00%) plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate (as defined in the Select credit agreement and subject to an Alternate Base Rate floor of 2.00%) plus 2.50% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio (as defined in the Select credit agreement); (ii) decreases the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio; (iii) extends the maturity date for the Select term loans from March 6, 2024 to March 6, 2025; and (iv) makes certain other technical amendments to the Select credit agreement as set forth therein.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 22, 2018, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 28% of our net operating revenues for the three months ended March 31, 2018, and 30% of our net operating revenues for the year ended December 31, 2017.
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
The following is a summary of significant changes to the Medicare prospective payment system for LTCHs which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations.
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
Fiscal Year 2018. On August 14, 2017, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). Certain errors in the final rule were corrected in a final rule published October 4, 2017. The standard federal rate was set at $41,415, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018 included a market basket increase of 2.7%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. The update to the standard federal rate for fiscal year 2018 was impacted further by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,381, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,537, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.
Fiscal Year 2019. On April 24, 2018, CMS released an advanced copy of the proposed policies and payment rates for the LTCH-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). The standard federal rate would be set at $41,483, an increase from the standard federal rate applicable during fiscal year 2018 of $41,415. The update to the standard federal rate for fiscal year 2019, if adopted, includes a market basket increase of 2.7%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. The standard federal rate, if adopted, also includes a proposed area wage budget neutrality factor of 0.999713 and a proposed one-time permanent budget neutrality adjustment of 0.990535 in connection with the proposed elimination of the 25 Percent Rule (discussed further below). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS, if adopted, would be set at $30,639, which is an increase from the fixed-loss amount in the 2018 fiscal year of $27,381. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate, if adopted, would be set at $27,545, an increase from the fixed-loss amount in the 2018 fiscal year of $26,537.

25 Percent Rule
The “25 Percent Rule” is a downward payment adjustment that applies if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co‑located with the referring hospital) exceeds the applicable percentage admissions threshold during a particular cost reporting period. Specifically, the payment rate for only Medicare patients above the percentage admissions threshold are subject to a downward payment adjustment. For Medicare patients above the applicable percentage admissions threshold, the LTCH is reimbursed at a rate equivalent to that under general acute care hospital inpatient prospective payment system, or “IPPS,” which is generally lower than LTCH-PPS rates. Cases that reach outlier status in the referring hospital do not count toward the admissions threshold and are paid under LTCH-PPS.
Current law, as amended by the 21st Century Cures Act, precludes CMS from applying the 25 Percent Rule for freestanding LTCHs to cost reporting years beginning before July 1, 2016 and for discharges occurring on or after October 1, 2016 and before October 1, 2017. In addition, current law applies higher percentage admissions thresholds under the 25 Percent Rule for most LTCHs operating as a hospital within a hospital (“HIH”) and satellites for cost reporting years beginning before July 1, 2016 and effective for discharges occurring on or after October 1, 2016 and before October 1, 2017. For freestanding LTCHs the percentage admissions threshold is suspended during the relief periods. For most HIHs and satellites the percentage admissions threshold is raised from 25% to 50% during the relief periods. In the special case of rural LTCHs, LTCHs co‑located with an urban single hospital, or LTCHs co‑located with a Metropolitan Statistical Area (“MSA”) dominant hospital the referral percentage was raised from 50% to 75%. Grandfathered HIHs are exempt from the 25 Percent Rule regulations.
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
For fiscal year 2019, CMS is proposing to eliminate the 25 Percent Rule in a budget neutral manner. CMS intends to accomplish this by adjusting the standard federal payment rates down such that the projection of aggregate LTCH payments in fiscal year 2019 would equal the projection of aggregate LTCH payments in fiscal year 2019 that would have been paid if the moratorium ended and the 25 Percent Rule went into effect on October 1, 2018. Under this proposal, the LTCH-PPS standard federal payment rate is adjusted downward by a factor of 0.990535 to maintain aggregate LTCH-PPS payments at the estimated levels they would be in absence of this proposed change. As proposed, the elimination of the 25 Percent Rule would be accomplished through a one-time, permanent adjustment to the fiscal year 2019 LTCH-PPS standard federal payment rate. CMS has requested public comments on the proposal to permanently eliminate the 25 Percent Rule in a budget neutral manner, or, in the alternative, the adoption of an additional one year delay on the implementation of the 25 Percent Rule with a budget neutrality adjustment.
Short Stay Outlier Policy
CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five‑sixths of the geometric average length of stay for that particular Medicare severity long-term care diagnosis-related group (“MS-LTC-DRG”), referred to as a short stay outlier, or “SSO.” For discharges before October 1, 2017, SSO cases were paid based on the lesser of (i) 100% of the average cost of the case, (ii) 120% of the MS-LTC-DRG specific per diem amount multiplied by the patient’s length of stay, (iii) the full MS-LTC-DRG payment, or (iv) a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS.
The SSO rule also had a category referred to as a “very short stay outlier,” which applied to cases with a length of stay that is less than the average length of stay plus one standard deviation for the same Medicare severity diagnosis-related group (“MS-DRG”) under IPPS, referred to as the so-called “IPPS comparable threshold.” The LTCH payment for very short stay outlier cases was equivalent to the general acute care hospital IPPS per diem rate.
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

Medicare Reimbursement of Inpatient Rehabilitation Facility Services
The following is a summary of significant changes to the Medicare prospective payment system for IRFs which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations. Medicare payments to our IRFs are made in accordance with the inpatient rehabilitation facility prospective payment system (“IRF-PPS”).
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
Fiscal Year 2018. On August 3, 2017, CMS published the final rule updating policies and payment rates for the IRF‑PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). The standard payment conversion factor for discharges for fiscal year 2018 was set at $15,838, an increase from the standard payment conversion factor applicable during fiscal year 2017 of $15,708. The update to the standard payment conversion factor for fiscal year 2018 included a market basket increase of 2.6%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. The standard payment conversion factor for fiscal year 2018 was impacted further by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. CMS increased the outlier threshold amount for fiscal year 2018 to $8,679 from $7,984 established in the final rule for fiscal year 2017.
Fiscal Year 2019. On April 27, 2018, CMS released an advanced copy of the proposed policies and payment rates for the IRF-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). The standard payment conversion factor for discharges for fiscal year 2019 would be set at $16,020, an increase from the standard payment conversion factor applicable during fiscal year 2018 of $15,838. The update to the standard payment conversion factor for fiscal year 2019, if adopted, would include a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. CMS proposed to increase the outlier threshold amount for fiscal year 2019 to $10,509 from $8,679 established in the final rule for fiscal year 2018.
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
Critical Accounting Matters
Revenue Adjustments
Net operating revenues include amounts estimated by us to be reimbursable by Medicare under prospective payment systems and provisions of cost-reimbursement and other payment methods. The amount reimbursed is derived based on the type of services provided. Additionally, we are reimbursed for healthcare services provided from various other payor sources which include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients. We are reimbursed by these payors using a variety of payment methodologies.
On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, we recognize a contractual allowance based on the difference between our standard billing rates and the fees legislated, negotiated or otherwise arranged between us and our patients. Additionally, we are subject to potential retrospective adjustments to net operating revenues in future periods for matters related to claims processing and other price concessions. These adjustments, which are estimated based on an analysis of historical experience by payor source, are also recognized as a constraint to revenue in the period services are rendered. Under the previous standard, these adjustments were recorded as bad debt expense.
In the long term acute care and inpatient rehabilitation segments, we derive our contractual allowances based on known contractual provisions associated with the specific payor or, where we have a relatively homogeneous patient population, we will monitor individual payors’ historical reimbursement rates to derive a per diem rate. The per diem rate is used to derive the contractual allowance recognized in the period services are rendered. In the outpatient rehabilitation and Concentra segments, we derive our contractual allowances based on known contractual provisions, negotiated amounts, or usual and customary amounts associated with the specific payor. We estimate our contractual allowances using internally developed systems in which we monitor a payors’ historical reimbursement rates and compare them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is used to derive the contractual allowance recognized in the period services are rendered. In each of our segments, estimates for potential retrospective adjustments are recognized as an additional contractual allowance during the period services are rendered.

Operating Statistics
The following table sets forth operating statistics for our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended March 31,
	2017	2018
Long term acute care data:
Number of hospitals owned—start of period	102	99
Number of hospitals acquired	—	—
Number of hospital start-ups	—	1
Number of hospitals closed/sold	(1)	(1)
Number of hospitals owned—end of period	101	99
Number of hospitals managed—end of period	1	—
Total number of hospitals (all)—end of period	102	99
Available licensed beds(1)	4,165	4,158
Admissions(1)	9,309	9,833
Patient days(1)	255,097	265,840
Average length of stay (days)(1)	28	27
Net revenue per patient day(1)(2)(4)	$1,731	$1,730
Occupancy rate(1)	68%	71%
Percent patient days—Medicare(1)	55%	53%
Inpatient rehabilitation data:
Number of facilities owned—start of period	13	16
Number of facilities acquired	—	—
Number of facilities start-ups	—	—
Number of facilities closed/sold	—	—
Number of facilities owned—end of period	13	16
Number of facilities managed—end of period	7	8
Total number of facilities (all)—end of period	20	24
Available licensed beds(1)	983	1,133
Admissions(1)	4,376	5,394
Patient days(1)	62,268	76,890
Average length of stay (days)(1)	14	14
Net revenue per patient day(1)(2)(4)	$1,517	$1,623
Occupancy rate(1)	70%	75%
Percent patient days—Medicare(1)	54%	54%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,445	1,447
Number of clinics acquired	1	3
Number of clinic start-ups	8	8
Number of clinics closed/sold	(9)	(9)
Number of clinics owned—end of period	1,445	1,449
Number of clinics managed—end of period	165	168
Total number of clinics (all)—end of period	1,610	1,617
Number of visits(1)	2,075,790	2,067,465
Net revenue per visit(1)(3)(4)	$99	$103

	Three Months Ended March 31,
	2017	2018
Concentra data:
Number of centers owned—start of period	300	312
Number of centers acquired	6	219
Number of clinic start-ups	2	—
Number of centers closed/sold	—	—
Number of centers owned—end of period	308	531
Number of visits(1)	1,886,815	2,596,059
Net revenue per visit(1)(3)(4)	$116	$124
_____________________________________________________________

(1)	Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics are excluded.

(2)	Net revenue per patient day is calculated by dividing direct patient service revenues by the total number of patient days.

(3)
Net revenue per visit is calculated by dividing direct patient service revenue by the total number of visits. For purposes of this computation for our Concentra segment, direct patient service revenue does not include onsite clinics and community-based outpatient clinics.

(4)	Net revenue per patient day and net revenue per visit were retrospectively conformed to reflect the impact of Topic 606, Revenue from Contracts with Customers.
Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended March 31,
	2017	2018
Net operating revenues	100.0%	100.0%
Cost of services(1)	85.2	85.1
General and administrative	2.6	2.5
Depreciation and amortization	3.8	3.7
Income from operations	8.4	8.7
Loss on early retirement of debt	(1.8)	(0.8)
Equity in earnings of unconsolidated subsidiaries	0.5	0.4
Non-operating gain (loss)	(0.0)	0.0
Interest expense	(3.7)	(3.8)
Income before income taxes	3.4	4.5
Income tax expense	1.3	1.0
Net income	2.1	3.5
Net income attributable to non-controlling interests	0.6	0.8
Net income attributable to Holdings and Select	1.5%	2.7%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

The following table summarizes selected financial data by business segment for the periods indicated:

	Three Months Ended March 31,
	2017	2018	% Change
	(in thousands)
Net operating revenues:(2)
Long term acute care	$445,123	$464,676	4.4%
Inpatient rehabilitation	144,825	174,774	20.7
Outpatient rehabilitation	250,371	257,381	2.8
Concentra	250,589	356,116	42.1
Other(1)	609	17	N/M
Total Company	$1,091,517	$1,252,964	14.8%
Income (loss) from operations:
Long term acute care	$59,295	$61,914	4.4%
Inpatient rehabilitation	10,870	21,054	93.7
Outpatient rehabilitation	25,011	23,888	(4.5)
Concentra	26,163	33,503	28.1
Other(1)	(29,574)	(31,761)	(7.4)
Total Company	$91,765	$108,598	18.3%
Adjusted EBITDA:
Long term acute care	$72,337	$72,972	0.9%
Inpatient rehabilitation	16,328	26,776	64.0
Outpatient rehabilitation	31,351	30,525	(2.6)
Concentra	42,592	57,797	35.7
Other(1)	(23,718)	(24,838)	(4.7)
Total Company	$138,890	$163,232	17.5%
Adjusted EBITDA margins:
Long term acute care	16.3%	15.7%
Inpatient rehabilitation	11.3	15.3
Outpatient rehabilitation	12.5	11.9
Concentra	17.0	16.2
Other(1)	N/M	N/M
Total Company	12.7%	13.0%
Total assets:
Long term acute care	$1,978,226	$1,862,791
Inpatient rehabilitation	643,994	877,750
Outpatient rehabilitation	980,261	973,122
Concentra	1,297,672	2,143,405
Other(1)	102,784	111,575
Total Company	$5,002,937	$5,968,643
Purchases of property and equipment, net:
Long term acute care	$10,943	$10,472
Inpatient rehabilitation	21,414	12,917
Outpatient rehabilitation	6,673	7,338
Concentra	8,686	6,621
Other(1)	2,937	2,269
Total Company	$50,653	$39,617
 _____________________________________________________________
N/M—Not Meaningful.

(1)	Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.

(2)	Net operating revenues were retrospectively conformed to reflect the adoption Topic 606, Revenue from Contracts with Customers.

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017
In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, interest expense, income taxes, and net income attributable to non-controlling interests, which, in each case, are the same for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased 14.8% to $1,253.0 million for the three months ended March 31, 2018, compared to $1,091.5 million for the three months ended March 31, 2017.
Long Term Acute Care Segment.    Net operating revenues increased 4.4% to $464.7 million for the three months ended March 31, 2018, compared to $445.1 million for the three months ended March 31, 2017. The increase in net operating revenues was principally due to an increase in patient volumes during the three months ended March 31, 2018. Our patient days increased 4.2% to 265,840 days for the three months ended March 31, 2018, compared to 255,097 days for the three months ended March 31, 2017. Additionally, our occupancy increased to 71% for the three months ended March 31, 2018, compared to 68% for the three months ended March 31, 2017. Our net revenue per patient day was $1,730 for the three months ended March 31, 2018, compared to $1,731 for the three months ended March 31, 2017.
Inpatient Rehabilitation Segment.    Net operating revenues increased 20.7% to $174.8 million for the three months ended March 31, 2018, compared to $144.8 million for the three months ended March 31, 2017. The increase in net operating revenues was principally attributable to an increase in patient volumes during the three months ended March 31, 2018. Our patient days increased 23.5% to 76,890 days for the three months ended March 31, 2018, compared to 62,268 days for the three months ended March 31, 2017. The increases in net operating revenues and patient days were principally due to the maturation of our inpatient rehabilitation hospitals which commenced operations during 2016 and 2017. Additionally, occupancy increased to 75% for the three months ended March 31, 2018, compared to 70% for the three months ended March 31, 2017. Our net revenue per patient day increased 7.0% to $1,623 for the three months ended March 31, 2018, compared to $1,517 for the three months ended March 31, 2017. This increase was principally attributable to an increase in reimbursement rates with our commercial payors.
Outpatient Rehabilitation Segment.    Net operating revenues increased 2.8% to $257.4 million for the three months ended March 31, 2018, compared to $250.4 million for the three months ended March 31, 2017. The increase in net operating revenues was principally attributable to an increase in our net revenue per visit, which increased 4.0% to $103 for the three months ended March 31, 2018, compared to $99 for the three months ended March 31, 2017. The increase in our net revenue per visit was primarily due to reimbursement rate increases related to contract renewals with some of our payors. Visits were 2,067,465 for the three months ended March 31, 2018, compared to 2,075,790 visits for the three months ended March 31, 2017. The decrease in visits occurred primarily within regions impacted by severe winter weather conditions.
Concentra Segment.    Net operating revenues increased 42.1% to $356.1 million for the three months ended March 31, 2018, compared to $250.6 million for the three months ended March 31, 2017. The increase in net operating revenues was principally due to the acquisition of U.S. HealthWorks on February 1, 2018, which contributed $89.9 million of net operating revenues during the quarter. Visits in our centers increased 37.6% to 2,596,059 for the three months ended March 31, 2018, compared to 1,886,815 visits for the three months ended March 31, 2017. Net revenue per visit increased 6.9% to $124 for the three months ended March 31, 2018, compared to $116 for the three months ended March 31, 2017. The increase in net revenue per visit was driven principally by U.S. HealthWorks, which yield higher per visit rates, as well as an increase in workers’ compensation reimbursement rates in our existing Concentra centers.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,097.6 million, or 87.6% of net operating revenues, for the three months ended March 31, 2018, compared to $957.2 million, or 87.8% of net operating revenues, for the three months ended March 31, 2017. Our cost of services, a major component of which is labor expense, was $1,065.8 million, or 85.1% of net operating revenues, for the three months ended March 31, 2018, compared to $929.1 million, or 85.2% of net operating revenues, for the three months ended March 31, 2017. The decrease in our operating expenses relative to our net operating revenues was principally due to improved operating performance in our inpatient rehabilitation segment. Facility rent expense, a component of cost of services, was $64.4 million for the three months ended March 31, 2018, compared to $56.5 million for the three months ended March 31, 2017. The increase in our facility rent expense was primarily attributable to the acquisition of U.S. HealthWorks. General and administrative expenses were $31.8 million, or 2.5% of net operating revenues, for the three months ended March 31, 2018, compared to $28.1 million, or 2.6% of net operating revenues, for the three months ended March 31, 2017. General and administrative expenses included $2.9 million of U.S. HealthWorks acquisition costs for the three months ended March 31, 2018.

Adjusted EBITDA
Long Term Acute Care Segment.    Adjusted EBITDA increased 0.9% to $73.0 million for the three months ended March 31, 2018, compared to $72.3 million for the three months ended March 31, 2017. Our Adjusted EBITDA margin for the long term acute care segment was 15.7% for the three months ended March 31, 2018, compared to 16.3% for the three months ended March 31, 2017. Our Adjusted EBITDA increased as a result of increased patient volume, as discussed above under “Net Operating Revenues.” Additionally, for the three months ended March 31, 2017, our Adjusted EBITDA and Adjusted EBITDA margin were positively impacted by gains which resulted from closed hospitals which did not recur in the three months ended March 31, 2018.
Inpatient Rehabilitation Segment.    Adjusted EBITDA increased 64.0% to $26.8 million for the three months ended March 31, 2018, compared to $16.3 million for the three months ended March 31, 2017. Our Adjusted EBITDA margin for the inpatient rehabilitation segment was 15.3% for the three months ended March 31, 2018, compared to 11.3% for the three months ended March 31, 2017. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our inpatient rehabilitation segment were primarily driven by increased patient volume, as discussed above under “Net Operating Revenues.” Additionally, our inpatient rehabilitation facilities which commenced operations during 2016 and 2017 have continued to increase their occupancy, allowing our facilities to operate at lower relative costs compared to the prior period. Adjusted EBITDA losses in our start-up hospitals were $0.8 million for the three months ended March 31, 2018, compared to $2.0 million or the three months ended March 31, 2017.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $30.5 million for the three months ended March 31, 2018, compared to $31.4 million for the three months ended March 31, 2017. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 11.9% for the three months ended March 31, 2018, compared to 12.5% for the three months ended March 31, 2017. For the three months ended March 31, 2018, our Adjusted EBITDA and Adjusted EBITDA margin were impacted as a result of a decline in patient visits in regions impacted by severe winter weather conditions, as discussed above under “Net Operating Revenues,” without a corresponding reduction in costs.
Concentra Segment.    Adjusted EBITDA increased 35.7% to $57.8 million for the three months ended March 31, 2018, compared to $42.6 million for the three months ended March 31, 2017. The increase in Adjusted EBITDA was principally due to an increase in net operating revenues resulting from the acquisition of U.S. HealthWorks. Our Adjusted EBITDA margin for the Concentra segment was 16.2% for the three months ended March 31, 2018, compared to 17.0% for the three months ended March 31, 2017. The decrease in Adjusted EBITDA margin was the result of U.S. HealthWorks centers operating at lower margins than Concentra’s existing occupational health centers as well as incremental costs associated with the integration of U.S. HealthWorks.
Other.    The Adjusted EBITDA loss was $24.8 million for the three months ended March 31, 2018, compared to an Adjusted EBITDA loss of $23.7 million for the three months ended March 31, 2017. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.
Depreciation and Amortization
Depreciation and amortization expense was $46.8 million for the three months ended March 31, 2018, compared to $42.5 million for the three months ended March 31, 2017. The increase principally occurred within our Concentra segment due to the acquisition of U.S. HealthWorks.
Income from Operations
For the three months ended March 31, 2018, we had income from operations of $108.6 million, compared to $91.8 million for the three months ended March 31, 2017. The increase in income from operations resulted principally from the improved performance of our inpatient rehabilitation and Concentra segments, as discussed above.
Loss on Early Retirement of Debt
During the three months ended March 31, 2018, we amended both Select and Concentra’s credit facilities, as discussed above under “Significant Events,” which resulted in losses on early retirement of debt of $10.3 million during the three months ended March 31, 2018.
During the three months ended March 31, 2017, we refinanced Select’s senior secured credit facilities which resulted in a loss on early retirement of debt of $19.7 million during the three months ended March 31, 2017.

Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the three months ended March 31, 2018, we had equity in earnings of unconsolidated subsidiaries of $4.7 million, compared to $5.5 million for the three months ended March 31, 2017.
Interest Expense
Interest expense was $47.2 million for the three months ended March 31, 2018, compared to $40.9 million for the three months ended March 31, 2017. The increase in interest expense was principally due to increases in our indebtedness as a result of the acquisition of U.S. HealthWorks.
Income Taxes
We recorded income tax expense of $12.3 million for the three months ended March 31, 2018, which represented an effective tax rate of 21.8%. We recorded income tax expense of $13.2 million for the three months ended March 31, 2017, which represented an effective tax rate of 36.0%. The lower effective tax rate for the three months ended March 31, 2018, resulted from the effects resulting from the federal tax reform legislation enacted on December 22, 2017 and the discrete tax benefits realized from certain equity interests redeemed as part of the closing of the U.S. HealthWorks transaction.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $10.2 million for the three months ended March 31, 2018, compared to $7.6 million for the three months ended March 31, 2017. The increase was principally due to the improved operating performance of several of our joint venture inpatient rehabilitation facilities.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2018 and Three Months Ended March 31, 2017
In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Three Months Ended March 31,
	2017	2018
	(in thousands)
Cash flows provided by (used in) operating activities	$(55,861)	$50,727
Cash flows used in investing activities	(41,207)	(556,039)
Cash flows provided by financing activities	63,250	502,446
Net decrease in cash and cash equivalents	(33,818)	(2,866)
Cash and cash equivalents at beginning of period	99,029	122,549
Cash and cash equivalents at end of period	$65,211	$119,683
Operating activities provided $50.7 million of cash flows for the three months ended March 31, 2018, compared to cash outflows of $55.9 million for the three months ended March 31, 2017. The increase in operating cash flows for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was principally driven by the change in our accounts receivable in their respective periods. During the three months ended March 31, 2017, our days sales outstanding increased from 51 days at December 31, 2016 to 57 days at March 31, 2017 due to the significant underpayments we received through the periodic interim payment program from Medicare in our LTCHs and the repayment of overpayments we received in 2016 during the first quarter of 2017. During the three months ended March 31, 2018, our days sales outstanding decreased from 58 days at December 31, 2017 to 56 days at March 31, 2018. Our days sales outstanding will fluctuate based upon variability in our collection cycles.
Investing activities used $556.0 million of cash flows for the three months ended March 31, 2018. The principal uses of cash were $515.0 million related to the acquisition of U.S. HealthWorks and $39.6 million for purchases of property and equipment. Investing activities used $41.2 million of cash flows for the three months ended March 31, 2017. The principal uses of cash were $50.7 million for purchases of property and equipment and $9.6 million of acquisition-related payments, offset in part by $19.5 million of proceeds from the sale of assets.
Financing activities provided $502.4 million of cash flows for the three months ended March 31, 2018. The principal sources of cash were from the issuance of term loans under the Concentra credit facilities which resulted in net proceeds of $779.9 million and $15.0 million of net borrowings under the Select revolving facility. This was offset in part by $286.6 million of distributions to non-controlling interests, of which $285.4 million related to the redemption and reorganization transactions executed under the Purchase Agreement, as described above under “Significant Events.”
Financing activities provided $63.3 million of cash flows for the three months ended March 31, 2017. The principal source of cash was net borrowings under the Select revolving facility of $115.0 million, offset by $8.3 million of cash used for financing costs, and $23.1 million of cash used for a principal prepayment associated with the Concentra credit facilities.

Capital Resources
Working capital.  We had net working capital of $415.6 million at March 31, 2018, compared to $315.4 million at December 31, 2017. The increase in net working capital was primarily due to the acquisition of U.S. HealthWorks and an increase in our accounts receivable.
Select credit facilities.
On March 22, 2018, Select entered into Amendment No. 1 to the Select credit agreement dated March 6, 2017. Amendment No. 1 (i) decreases the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement and subject to an Adjusted LIBO floor of 1.00%) plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate (as defined in the Select credit agreement and subject to an Alternate Base Rate floor of 2.00%) plus 2.50% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio (as defined in the Select credit agreement); (ii) decreases the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio; (iii) extends the maturity date for the Select term loans from March 6, 2024 to March 6, 2025; and (iv) makes certain other technical amendments to the Select credit agreement as set forth therein.
At March 31, 2018, Select had outstanding borrowings under the Select credit facilities consisting of $1,138.5 million in Select term loans (excluding unamortized discounts and debt issuance costs of $23.8 million) and borrowings of $245.0 million (excluding letters of credit) under the Select revolving facility. At March 31, 2018, Select had $167.0 million of availability under the Select revolving facility after giving effect to $38.0 million of outstanding letters of credit.
Concentra credit facilities.  Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.
On February 1, 2018, in connection with the transactions executed under the Purchase Agreement, as described above under “Significant Events,” Concentra amended the Concentra first lien credit agreement to, among other things, provide for (i) an additional $555.0 million in tranche B term loans that, along with the existing tranche B term loans under the Concentra first lien credit agreement, have a maturity date of June 1, 2022 and (ii) an additional $25.0 million to the $50.0 million, five-year revolving credit facility under the terms of the existing Concentra first lien credit agreement. The tranche B term loans bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%) for Eurodollar Borrowings (as defined in the Concentra first lien credit agreement), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 1.75% (subject to an Alternate Base Rate floor of 2.00%) for ABR Borrowings (as defined in the Concentra first lien credit agreement). All other material terms and conditions applicable to the original tranche B term loan commitments are applicable to the additional tranche B term loans created under the Concentra first lien credit agreement.
In addition, on February 1, 2018, Concentra entered into the Concentra second lien credit agreement. The Concentra second lien credit agreement provides for a $240.0 million Concentra second lien term loan with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
In the event that, on or prior to February 1, 2019, Concentra prepays any of the Concentra second lien term loan to refinance such term loans, Concentra shall pay a premium of 2.00% of the aggregate principal amount of the Concentra second lien term loan prepaid. If Concentra prepays any of the Concentra second lien term loan to refinance such term loans on or prior to February 1, 2020, Concentra shall pay a premium of 1.00% of the aggregate principal amount of the Concentra second lien term loan prepaid.

Concentra will be required to prepay borrowings under the Concentra second lien term loan with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Concentra second lien credit agreement) if Concentra’s leverage ratio is greater than 4.25 to 1.00 and 25% of excess cash flow if Concentra’s leverage ratio is less than or equal to 4.25 to 1.00 and greater than 3.75 to 1.00, in each case, reduced by the aggregate amount of term loans and certain debt optionally prepaid during the applicable fiscal year and the aggregate amount of senior revolving commitments reduced permanently during the applicable fiscal year (other than in connection with a refinancing). Concentra will not be required to prepay borrowings with excess cash flow if Concentra’s leverage ratio is less than or equal to 3.75 to 1.00.
The Concentra second lien credit agreement also contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra second lien credit agreement contains events of default for non-payment of principal and interest when due (subject to a grace period for interest), cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.
The borrowings under the Concentra second lien term loan are guaranteed, on a second lien basis, by Concentra Holdings, Inc., Concentra, and certain domestic subsidiaries of Concentra and will be guaranteed by Concentra’s future domestic subsidiaries (other than Excluded Subsidiaries and Consolidated Practices, each as defined in the Concentra second lien credit agreement). The borrowings under the Concentra second lien term loan are secured by substantially all of Concentra’s and its domestic subsidiaries’ existing and future property and assets and by a pledge of Concentra’s capital stock, the capital stock of certain of Concentra’s domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra’s foreign subsidiaries, if any.
Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, together with cash on hand, to pay the purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC and to finance the redemption and reorganization transactions executed under the Purchase Agreement.
At March 31, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,414.2 million of term loans (excluding unamortized discounts and debt issuance costs of $26.5 million). Concentra did not have any borrowings under the Concentra revolving facility. At March 31, 2018, Concentra had $65.9 million of availability under its revolving facility after giving effect to $9.1 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2018, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended March 31, 2018. Since the inception of the program through March 31, 2018, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.
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

Contractual Obligations
Our contractual obligations and commercial commitments have changed materially from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, due to the following:

•	the incremental $555.0 million in tranche B term loans provided for under the Concentra first lien credit agreement;

•	the $240.0 million of term loans provided for under the Concentra second lien credit agreement;

•	the additional $25.0 million five-year revolving credit facility made available under the Concentra first lien credit agreement; and

•	the extension of the maturity date for the Select term loans under the Amendment No. 1 to the Select credit agreement from March 6, 2024 to March 6, 2025.
Recent Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016‑02, Leases. This ASU includes a lessee accounting model that recognizes two types of leases: finance and operating. This ASU requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than twelve months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. For short‑term leases of twelve months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight‑line basis over the respective lease term.
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
Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight‑line basis over the respective lease terms in the consolidated statements of operations.
The Company will implement the new standard beginning January 1, 2019. The Company’s implementation efforts are focused on designing accounting processes, disclosure processes, and internal controls in order to account for its leases under the new standard.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
Beginning in May 2014, the FASB issued several Accounting Standards Updates which established Topic 606, Revenue from Contracts with Customers (the “standard”). This standard supersedes existing revenue recognition requirements and seeks to eliminate most industry-specific guidance under current GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

The Company adopted the new standard on January 1, 2018, using the full retrospective transition method. Adoption of the revenue recognition standard impacted the Company’s reported results as follows:

	Three Months Ended March 31, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$1,111,361	$1,091,517	$(19,844)
Bad debt expense	20,625	781	(19,844)

Condensed Consolidated Statements of Cash Flows
Provision for bad debts	20,625	781	(19,844)
Changes in accounts receivable	(138,113)	(118,269)	19,844
 _____________________________________________________________
(1) Bad debt expense is now included in cost of services on the condensed consolidated statements of operations.

	December 31, 2017
	As Reported	As Adjusted	Adoption Impact
	(in thousands)
Condensed Consolidated Balance Sheets
Accounts receivable	$767,276	$691,732	$(75,544)
Allowance for doubtful accounts	75,544	—	(75,544)
Accounts receivable	$691,732	$691,732	$—
The Company has presented the applicable disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers in Note 7.
Income Taxes
In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740), and Intra-Entity Transfers of Assets Other Than Inventory. Previous GAAP prohibited the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. The ASU requires an entity to recognize the income tax consequences of an intra‑entity transfer of an asset other than inventory when the transfer occurs. The Company adopted the guidance effective January 1, 2018. Adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra credit facilities.
At March 31, 2018, Select had outstanding borrowings under the Select credit facilities consisting of $1,138.5 million of Select term loans (excluding unamortized discounts and debt issuance costs of $23.8 million) and borrowings of $245.0 million (excluding letters of credit) under the Select revolving facility, which bear interest at variable rates.
At March 31, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,414.2 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $26.5 million), which bear interest at variable rates. Concentra did not have any borrowings under the Concentra revolving facility.
At March 31, 2018, the 3-month LIBOR rate was 2.31%. Consequently, each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra’s variable rate debt by $7.0 million per annum.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
U.S. HealthWorks Acquisition
On February1, 2018, Concentra consummated the acquisition of U.S. HealthWorks. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
On February 1, 2018, Concentra consummated the acquisition of U.S. HealthWorks. Effective from that date, we began integrating U.S. HealthWorks into our existing control procedures. The U.S. HealthWorks integration may lead us to modify certain controls in future periods, but we do not expect changes to significantly affect our internal control over financial reporting.
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

PART II: OTHER INFORMATION
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

Thereafter, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010, which was based on certain statutory changes to the public disclosure bar language included in the Affordable Care Act. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff‑relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non‑retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff‑relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and up-coding and the plaintiff relators’ retaliation claims. The plaintiff-relators then proposed a case management plan seeking nationwide discovery involving all of the Company’s LTCHs for the period from March 23, 2010 through the present and allowing discovery that would facilitate the use of statistical sampling to prove liability, which the defendants opposed. In April 2018, a U.S. magistrate judge ruled that plaintiff‑relators’ discovery will be limited to only SSH-Evansville for the period from March 23, 2010 through September 30, 2016, and that the plaintiff‑relators will be required to prove the fraud that they allege on a claim-by-claim basis, rather than using statistical sampling. The plaintiff-relators have appealed this decision to the District Judge.
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

Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital-Wilmington, Inc. (“SSH‑Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16‑347‑LPS. The Complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH‑Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff‑relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH‑Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH‑Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, in May 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff‑relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that defendants violated the Delaware False Claims and Reporting Act. It denied the defendant’s motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to plaintiff-relator’s failure to timely serve the amended complaint upon her.
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
Northern District of Alabama Investigation
On October 30, 2017, the Company was contacted by the U.S. Attorney’s Office for the Northern District of Alabama to request cooperation in connection with an investigation that may involve Medicare billing compliance at certain of the Company’s Physiotherapy outpatient rehabilitation clinics.  In March 2018, the U.S. Attorney’s Office for the Northern District of Alabama informed the Company that it has closed its investigation.
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2018 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended March 31, 2018 under the authorized common stock repurchase program.
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2018. As set forth below, the shares repurchased during the three months ended March 31, 2018 relate entirely to shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2018	6,737	$18.05	—	$185,249,408
February 1 - February 28, 2018	—	—	—	185,249,408
March 1 - March 31, 2018	—	—	—	185,249,408
Total	6,737	$18.05	—	$185,249,408

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description
10.1
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

10.2
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

10.3
Second Lien Credit Agreement, dated February 1, 2018, by and among Concentra Inc., Concentra Holdings, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 2, 2018 (Reg. Nos. 001-34465 and 001-31441).

10.4
Amendment No. 1, dated March 22, 2018, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed March 23, 2018 (Reg Nos. 001-34465 and 001-31441).

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2018, (ii) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2018, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the three months ended March 31, 2018 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated:  May 3, 2018

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated:  May 3, 2018