Form 10-Q
period 2018-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2018-08-02
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2018, Select Medical Holdings Corporation had outstanding 135,376,051 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$122,549	$141,029	$122,549	$141,029
Accounts receivable	691,732	775,610	691,732	775,610
Prepaid income taxes	31,387	14,488	31,387	14,488
Other current assets	75,158	88,215	75,158	88,215
Total Current Assets	920,826	1,019,342	920,826	1,019,342
Property and equipment, net	912,591	965,844	912,591	965,844
Goodwill	2,782,812	3,314,606	2,782,812	3,314,606
Identifiable intangible assets, net	326,519	451,932	326,519	451,932
Other assets	184,418	213,076	184,418	213,076
Total Assets	$5,127,166	$5,964,800	$5,127,166	$5,964,800
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$29,463	$23,292	$29,463	$23,292
Current portion of long-term debt and notes payable	22,187	24,479	22,187	24,479
Accounts payable	128,194	131,830	128,194	131,830
Accrued payroll	160,562	149,967	160,562	149,967
Accrued vacation	92,875	109,958	92,875	109,958
Accrued interest	19,885	13,293	19,885	13,293
Accrued other	143,166	170,067	143,166	170,067
Income taxes payable	9,071	4,425	9,071	4,425
Total Current Liabilities	605,403	627,311	605,403	627,311
Long-term debt, net of current portion	2,677,715	3,386,209	2,677,715	3,386,209
Non-current deferred tax liability	124,917	150,694	124,917	150,694
Other non-current liabilities	145,709	172,427	145,709	172,427
Total Liabilities	3,553,744	4,336,641	3,553,744	4,336,641
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	640,818	616,232	640,818	616,232
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 134,114,715 and 134,326,823 shares issued and outstanding at 2017 and 2018, respectively	134	134	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	463,499	474,812	947,370	959,173
Retained earnings (accumulated deficit)	359,735	420,525	(124,002)	(63,702)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	823,368	895,471	823,368	895,471
Non-controlling interests	109,236	116,456	109,236	116,456
Total Equity	932,604	1,011,927	932,604	1,011,927
Total Liabilities and Equity	$5,127,166	$5,964,800	$5,127,166	$5,964,800

The accompanying notes are an integral part of these condensed consolidated financial statements.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2017	2018	2017	2018
Net operating revenues	$1,102,465	$1,296,210	$1,102,465	$1,296,210
Costs and expenses:
Cost of services	920,194	1,094,731	920,194	1,094,731
General and administrative	28,275	29,194	28,275	29,194
Depreciation and amortization	38,333	51,724	38,333	51,724
Total costs and expenses	986,802	1,175,649	986,802	1,175,649
Income from operations	115,663	120,561	115,663	120,561
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	5,666	4,785	5,666	4,785
Non-operating gain	—	6,478	—	6,478
Interest expense	(37,655)	(50,159)	(37,655)	(50,159)
Income before income taxes	83,674	81,665	83,674	81,665
Income tax expense	32,374	21,106	32,374	21,106
Net income	51,300	60,559	51,300	60,559
Less: Net income attributable to non-controlling interests	9,245	14,048	9,245	14,048
Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$42,055	$46,511	$42,055	$46,511
Income per common share:
Basic	$0.32	$0.35
Diluted	$0.32	$0.35
Weighted average shares outstanding:
Basic	128,624	129,830
Diluted	128,777	129,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2018	2017	2018

Net operating revenues	$2,193,982	$2,549,174	$2,193,982	$2,549,174
Costs and expenses:
Cost of services	1,849,332	2,160,544	1,849,332	2,160,544
General and administrative	56,350	60,976	56,350	60,976
Depreciation and amortization	80,872	98,495	80,872	98,495
Total costs and expenses	1,986,554	2,320,015	1,986,554	2,320,015
Income from operations	207,428	229,159	207,428	229,159
Other income and expense:
Loss on early retirement of debt	(19,719)	(10,255)	(19,719)	(10,255)
Equity in earnings of unconsolidated subsidiaries	11,187	9,482	11,187	9,482
Non-operating gain (loss)	(49)	6,877	(49)	6,877
Interest expense	(78,508)	(97,322)	(78,508)	(97,322)
Income before income taxes	120,339	137,941	120,339	137,941
Income tax expense	45,576	33,400	45,576	33,400
Net income	74,763	104,541	74,763	104,541
Less: Net income attributable to non-controlling interests	16,838	24,291	16,838	24,291
Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$57,925	$80,250	$57,925	$80,250
Income per common share:
Basic	$0.44	$0.60
Diluted	$0.44	$0.60
Weighted average shares outstanding:
Basic	128,544	129,761
Diluted	128,703	129,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

		Select Medical Holdings Corporation Stockholders
	Redeemable Non-controlling Interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$640,818	134,115	$134	$463,499	$359,735	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation					80,250	80,250		80,250
Net income attributable to non-controlling interests	16,652					—	7,639	7,639
Issuance of restricted stock		174	0	0		—		—
Forfeitures of unvested restricted stock		(88)	0	0		—		—
Vesting of restricted stock				9,562		9,562		9,562
Repurchase of common shares		(49)	0	(490)	(399)	(889)		(889)
Exercise of stock options		175	0	1,620		1,620		1,620
Issuance and exchange of non-controlling interests	163,659			1,553	74,341	75,894	1,921	77,815
Distributions to and purchases of non-controlling interests	(215,084)			(932)	(83,617)	(84,549)	(3,052)	(87,601)
Redemption adjustment on non-controlling interests	9,551				(9,551)	(9,551)		(9,551)
Other	636				(234)	(234)	712	478
Balance at June 30, 2018	$616,232	134,327	$134	$474,812	$420,525	$895,471	$116,456	$1,011,927

		Select Medical Corporation Stockholders
	Redeemable Non-controlling Interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$640,818	0	$0	$947,370	$(124,002)	$823,368	$109,236	$932,604
Net income attributable to Select Medical Corporation					80,250	80,250		80,250
Net income attributable to non-controlling interests	16,652					—	7,639	7,639
Additional investment by Holdings				1,620		1,620		1,620
Dividends declared and paid to Holdings					(889)	(889)		(889)
Contribution related to restricted stock award issuances by Holdings				9,562		9,562		9,562
Issuance and exchange of non-controlling interests	163,659			1,553	74,341	75,894	1,921	77,815
Distributions to and purchases of non-controlling interests	(215,084)			(932)	(83,617)	(84,549)	(3,052)	(87,601)
Redemption adjustment on non-controlling interests	9,551				(9,551)	(9,551)		(9,551)
Other	636				(234)	(234)	712	478
Balance at June 30, 2018	$616,232	0	$0	$959,173	$(63,702)	$895,471	$116,456	$1,011,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2017	2018	2017	2018
Operating activities
Net income	$74,763	$104,541	$74,763	$104,541
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	10,933	7,830	10,933	7,830
Depreciation and amortization	80,872	98,495	80,872	98,495
Provision for bad debts	745	102	745	102
Equity in earnings of unconsolidated subsidiaries	(11,187)	(9,482)	(11,187)	(9,482)
Loss on extinguishment of debt	6,527	484	6,527	484
Gain on sale of assets and businesses	(9,523)	(6,980)	(9,523)	(6,980)
Stock compensation expense	9,270	10,911	9,270	10,911
Amortization of debt discount, premium and issuance costs	5,974	6,486	5,974	6,486
Deferred income taxes	(1,474)	(1,691)	(1,474)	(1,691)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(140,949)	(5,774)	(140,949)	(5,774)
Other current assets	(5,557)	(3,011)	(5,557)	(3,011)
Other assets	4,621	6,684	4,621	6,684
Accounts payable	759	(5,462)	759	(5,462)
Accrued expenses	(4,833)	1,207	(4,833)	1,207
Income taxes	19,399	12,610	19,399	12,610
Net cash provided by operating activities	40,340	216,950	40,340	216,950
Investing activities
Business combinations, net of cash acquired	(18,508)	(517,704)	(18,508)	(517,704)
Purchases of property and equipment	(105,302)	(81,648)	(105,302)	(81,648)
Investment in businesses	(9,874)	(3,291)	(9,874)	(3,291)
Proceeds from sale of assets and businesses	34,552	6,672	34,552	6,672
Net cash used in investing activities	(99,132)	(595,971)	(99,132)	(595,971)
Financing activities
Borrowings on revolving facilities	630,000	265,000	630,000	265,000
Payments on revolving facilities	(550,000)	(345,000)	(550,000)	(345,000)
Proceeds from term loans	1,139,487	779,904	1,139,487	779,904
Payments on term loans	(1,173,692)	(5,750)	(1,173,692)	(5,750)
Revolving facility debt issuance costs	(4,392)	(1,333)	(4,392)	(1,333)
Borrowings of other debt	9,444	19,928	9,444	19,928
Principal payments on other debt	(10,437)	(11,521)	(10,437)	(11,521)
Repurchase of common stock	(600)	(889)	—	—
Dividends paid to Holdings	—	—	(600)	(889)
Proceeds from exercise of stock options	963	1,620	—	—
Equity investment by Holdings	—	—	963	1,620
Decrease in overdrafts	(5,228)	(6,171)	(5,228)	(6,171)
Proceeds from issuance of non-controlling interests	3,553	2,926	3,553	2,926
Distributions to non-controlling interests	(5,536)	(301,213)	(5,536)	(301,213)
Net cash provided by financing activities	33,562	397,501	33,562	397,501
Net increase (decrease) in cash and cash equivalents	(25,230)	18,480	(25,230)	18,480
Cash and cash equivalents at beginning of period	99,029	122,549	99,029	122,549
Cash and cash equivalents at end of period	$73,799	$141,029	$73,799	$141,029
Supplemental Information
Cash paid for interest	$76,650	$97,338	$76,650	$97,338
Cash paid for taxes	$27,626	$22,480	$27,626	$22,480
Non-cash equity exchange for acquisition of U.S. HealthWorks	$—	$238,000	$—	$238,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2018, and for the three and six month periods ended June 30, 2017 and 2018, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2018.
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
Recent Accounting Pronouncements
Lease Accounting
Beginning in February 2016, the Financial Accounting Standards Board (the “FASB”) issued several Accounting Standards Updates (“ASU”) which established Topic 842, Leases (the “standard”). This standard includes a lessee accounting model that recognizes two types of leases: finance and operating. This standard requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than twelve months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. For short-term leases of twelve months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight-line basis over the respective lease term.
The amendments in the standard will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. A modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.
Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight-line basis over the respective lease terms in the consolidated statements of operations.
The Company will implement the new standard beginning January 1, 2019. The Company has completed its inventory of leases and has begun to implement a new IT platform to account for leases under the new standard.  The Company is currently validating the data in the IT platform to ensure it is complete and accurate.   The Company’s remaining implementation efforts are focused on designing accounting processes, disclosure processes, and internal controls in order to account for its leases under the new standard.

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
The Company adopted the new standard on January 1, 2018, using the full retrospective transition method. Adoption of the revenue recognition standard impacted the Company’s reported results as follows:

	Three Months Ended June 30, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$1,120,675	$1,102,465	$(18,210)
Bad debt expense	18,174	(36)	(18,210)

	Six Months Ended June 30, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$2,232,036	$2,193,982	$(38,054)
Bad debt expense	38,799	745	(38,054)

Condensed Consolidated Statements of Cash Flows
Provision for bad debts	38,799	745	$(38,054)
Changes in accounts receivable	(179,003)	(140,949)	38,054
 _____________________________________________________________
(1) Bad debt expense is now included in cost of services on the condensed consolidated statements of operations.

	December 31, 2017
	As Reported	As Adjusted	Adoption Impact
	(in thousands)
Condensed Consolidated Balance Sheets
Accounts receivable	$767,276	$691,732	$(75,544)
Allowance for doubtful accounts	75,544	—	(75,544)
Accounts receivable	$691,732	$691,732	$—
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

3.  Acquisitions
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra Inc. (“Concentra”) acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, Inc. (“U.S. HealthWorks”), an occupational medicine and urgent care service provider, pursuant to the terms of an Equity Purchase and Contribution Agreement (the “Purchase Agreement”) dated as of October 22, 2017, by and among Concentra, U.S. HealthWorks, Concentra Group Holdings, LLC (“Concentra Group Holdings”), Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”) and Dignity Health Holding Corporation (“DHHC”). For the six months ended June 30, 2018, the Company recognized $2.9 million of U.S. HealthWorks acquisition costs which are included in general and administrative expense.
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
The following table reconciles the preliminary allocation of estimated fair value to identifiable net assets and goodwill to the consideration given for the acquired business (in thousands):

Identifiable tangible assets	$181,189
Identifiable intangible assets	140,406
Goodwill	534,347
Total assets	855,942
Total liabilities	102,942
Consideration given	$753,000
A preliminary estimate for goodwill of $534.3 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from U.S. HealthWorks’ future earnings potential and its assembled workforce. Goodwill has been assigned to the Concentra reporting unit and is not deductible for tax purposes. However, prior to its acquisition by the Company, U.S. HealthWorks completed certain acquisitions that resulted in tax deductible goodwill with an estimated value of $83.1 million, which the Company will deduct through 2032.
For the three months ended June 30, 2018, U.S. HealthWorks had net operating revenues of $139.4 million which is reflected in the Company’s consolidated statements of operations. For the period February 1, 2018 through June 30, 2018, U.S. HealthWorks had net operating revenues of $229.4 million which is reflected in the Company’s consolidated statements of operations for the six months ended June 30, 2018. Due to the integrated nature of our operations, it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.

Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisition of U.S. HealthWorks occurred on January 1, 2017. These results are not necessarily indicative of results of future operations nor of the results that would have occurred had the acquisition been consummated on the aforementioned date.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands, except per share amounts)
Net revenue	$1,243,221	$1,296,210	$2,471,705	$2,596,755
Net income	51,080	62,612	66,668	107,524
Net income attributable to the Company	38,954	48,563	46,070	82,365
Income per common share:
Basic	$0.29	$0.36	$0.35	$0.61
Diluted	$0.29	$0.36	$0.35	$0.61
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
For the six months ended June 30, 2017, pro forma results were adjusted to include the U.S. HealthWorks acquisition costs recognized by the Company during 2017 and 2018, which were approximately $5.7 million. For the six months ended June 30, 2018, pro forma results were adjusted to exclude approximately $2.9 million of U.S. HealthWorks acquisition costs which were recognized by the Company during the period.

4.          Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2018:

	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2017	$1,045,220	$415,528	$647,522	$674,542	$2,782,812
Acquired	—	1,118	2,465	535,595	539,178
Measurement period adjustment	—	—	—	(1,248)	(1,248)
Sold	—	—	(6,136)	—	(6,136)
Balance as of June 30, 2018	$1,045,220	$416,646	$643,851	$1,208,889	$3,314,606
_______________________________________________________________________________

(1)
The critical illness recovery hospital reporting unit was previously referred to as the long term acute care reporting unit. The rehabilitation hospital reporting unit was previously referred to as the inpatient rehabilitation reporting unit.

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2017			June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	19,155	—	19,155	19,173	—	19,173
Accreditations	1,895	—	1,895	1,895	—	1,895
Finite-lived intangible assets:
Trademarks	—	—	—	5,000	(2,083)	2,917
Customer relationships	143,953	(38,281)	105,672	278,969	(49,617)	229,352
Favorable leasehold interests	13,295	(4,319)	8,976	13,553	(5,148)	8,405
Non-compete agreements	28,023	(3,900)	24,123	28,472	(4,980)	23,492
Total identifiable intangible assets	$373,019	$(46,500)	$326,519	$513,760	$(61,828)	$451,932
 The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At June 30, 2018, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 8.7 years, respectively.
The Company’s finite-lived customer relationships, non-compete agreements, and trademarks amortize over their estimated useful lives. Amortization expense was $4.3 million and $7.8 million for the three months ended June 30, 2017 and 2018, respectively. Amortization expense was $8.7 million and $14.2 million for the six months ended June 30, 2017 and 2018, respectively. The Company’s leasehold interests have finite lives and are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date.

5.	Long-Term Debt and Notes Payable
For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.
As of June 30, 2018, the Company’s long-term debt and notes payable are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$664	$(5,601)	$705,063	$718,094
Credit facilities:
Revolving facility	150,000	—	—	150,000	138,000
Term loans	1,135,625	(11,444)	(11,504)	1,112,677	1,148,401
Other	43,680	—	(500)	43,180	43,180
Total Select debt	2,039,305	(10,780)	(17,605)	2,010,920	2,047,675
Concentra:
Credit facilities:
Term loans	1,414,175	(3,288)	(21,720)	1,389,167	1,414,840
Other	10,601	—	—	10,601	10,601
Total Concentra debt	1,424,776	(3,288)	(21,720)	1,399,768	1,425,441
Total debt	$3,464,081	$(14,068)	$(39,325)	$3,410,688	$3,473,116

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Select:
6.375% senior notes	$—	$—	$—	$710,000	$—	$—	$710,000
Credit facilities:
Revolving facility	—	—	—	—	150,000	—	150,000
Term loans	5,750	11,500	11,500	11,500	11,500	1,083,875	1,135,625
Other	6,119	3,321	25,285	221	—	8,734	43,680
Total Select debt	11,869	14,821	36,785	721,721	161,500	1,092,609	2,039,305
Concentra:
Credit facilities:
Term loans	—	—	5,719	12,365	1,156,091	240,000	1,414,175
Other	2,860	3,418	322	320	308	3,373	10,601
Total Concentra debt	2,860	3,418	6,041	12,685	1,156,399	243,373	1,424,776
Total debt	$14,729	$18,239	$42,826	$734,406	$1,317,899	$1,335,982	$3,464,081

As of December 31, 2017, the Company’s long-term debt and notes payable are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$778	$(6,553)	$704,225	$727,750
Credit facilities:
Revolving facility	230,000	—	—	230,000	211,600
Term loans	1,141,375	(12,445)	(12,500)	1,116,430	1,154,215
Other	36,877	—	(533)	36,344	36,344
Total Select debt	2,118,252	(11,667)	(19,586)	2,086,999	2,129,909
Concentra:
Credit facilities:
Term loans	619,175	(2,257)	(10,668)	606,250	625,173
Other	6,653	—	—	6,653	6,653
Total Concentra debt	625,828	(2,257)	(10,668)	612,903	631,826
Total debt	$2,744,080	$(13,924)	$(30,254)	$2,699,902	$2,761,735
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
Amendment No. 1 (i) decreased the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement and subject to an Adjusted LIBO floor of 1.00%) plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate (as defined in the Select credit agreement and subject to an Alternate Base Rate floor of 2.00%) plus 2.50% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio (as defined in the Select credit agreement); (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio; (iii) extended the maturity date for the Select term loans from March 6, 2024 to March 6, 2025; and (iv) made certain other technical amendments to the Select credit agreement as set forth therein.
Concentra Credit Facilities
Concentra First Lien Credit Agreement
On February 1, 2018, Concentra entered into an amendment to its first lien credit agreement (the “Concentra first lien credit agreement”) dated June 1, 2015, by and among Concentra, as the borrower, Concentra Holdings, Inc., a subsidiary of Concentra Group Holdings Parent, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the other lenders party thereto. Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, as described below, together with cash on hand, to pay the purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC and to finance the redemption and reorganization transactions executed under the Purchase Agreement (as described in Note 3), as well as to pay fees and expenses associated with the financing.
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
The Concentra second lien credit agreement provided for $240.0 million in term loans (the “Concentra second lien term loan” and, together with the Concentra first lien term loan, the “Concentra term loans”) with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
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
Loss on Early Retirement of Debt
The amendments to the Select credit facilities and Concentra credit facilities resulted in losses on early retirement of debt totaling $10.3 million for the six months ended June 30, 2018. The losses on early retirement of debt consisted of $0.5 million of debt extinguishment losses and $9.8 million of debt modification losses during the six months ended June 30, 2018.
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

6.  Segment Information
The Company identifies its operating segments according to how the chief operating decision maker evaluates financial performance and allocates resources. During the year ended December 31, 2017, the Company changed its internal segment reporting structure which is reflective of how the Company now manages its business operations, reviews operating performance, and allocates resources. The Company’s reportable segments include the critical illness recovery hospital segment (previously referred to as the long term acute care segment), rehabilitation hospital segment (previously referred to as the inpatient rehabilitation segment), outpatient rehabilitation segment, and Concentra segment. Prior year results for the three and six months ended June 30, 2017, presented herein have been recast to conform to the current presentation. The Company previously disclosed financial information for the following reportable segments: specialty hospitals, outpatient rehabilitation, and Concentra.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Net operating revenues:(1)
Critical illness recovery hospital(2)	$439,194	$442,452	$884,317	$907,128
Rehabilitation hospital(2)	151,378	173,769	296,203	348,543
Outpatient rehabilitation	254,984	267,183	505,355	524,564
Concentra	256,887	412,823	507,476	768,939
Other	22	(17)	631	—
Total Company	$1,102,465	$1,296,210	$2,193,982	$2,549,174
Adjusted EBITDA:
Critical illness recovery hospital(2)	$75,043	$60,725	$147,380	$133,697
Rehabilitation hospital(2)	23,129	28,195	39,457	54,971
Outpatient rehabilitation	41,926	41,947	73,277	72,472
Concentra	43,061	72,568	85,653	130,365
Other	(24,479)	(25,207)	(48,197)	(50,045)
Total Company	$158,680	$178,228	$297,570	$341,460
Total assets:
Critical illness recovery hospital(2)	$1,989,618	$1,828,038	$1,989,618	$1,828,038
Rehabilitation hospital(2)	665,999	867,175	665,999	867,175
Outpatient rehabilitation	982,811	979,678	982,811	979,678
Concentra	1,310,483	2,174,931	1,310,483	2,174,931
Other	105,300	114,978	105,300	114,978
Total Company	$5,054,211	$5,964,800	$5,054,211	$5,964,800
Purchases of property and equipment, net:
Critical illness recovery hospital(2)	$9,771	$12,849	$20,714	$23,321
Rehabilitation hospital(2)	26,920	8,080	48,334	20,997
Outpatient rehabilitation	6,201	8,018	12,874	15,356
Concentra	7,601	10,121	16,287	16,742
Other	4,156	2,963	7,093	5,232
Total Company	$54,649	$42,031	$105,302	$81,648

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2017
	Critical Illness Recovery Hospital(2)	Rehabilitation Hospital(2)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$75,043	$23,129	$41,926	$43,061	$(24,479)
Depreciation and amortization	(10,917)	(4,537)	(5,878)	(15,429)	(1,572)
Stock compensation expense	—	—	—	(264)	(4,420)
Income (loss) from operations	$64,126	$18,592	$36,048	$27,368	$(30,471)	$115,663
Equity in earnings of unconsolidated subsidiaries						5,666
Interest expense						(37,655)
Income before income taxes						$83,674

	Three Months Ended June 30, 2018
	Critical Illness Recovery Hospital(2)	Rehabilitation Hospital(2)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$60,725	$28,195	$41,947	$72,568	$(25,207)
Depreciation and amortization	(11,952)	(6,015)	(6,704)	(24,697)	(2,356)
Stock compensation expense	—	—	—	(1,138)	(4,846)
U.S. HealthWorks acquisition costs	—	—	—	41	—
Income (loss) from operations	$48,773	$22,180	$35,243	$46,774	$(32,409)	$120,561
Equity in earnings of unconsolidated subsidiaries						4,785
Non-operating gain						6,478
Interest expense						(50,159)
Income before income taxes						$81,665

	Six Months Ended June 30, 2017
	Critical Illness Recovery Hospital(2)	Rehabilitation Hospital(2)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$147,380	$39,457	$73,277	$85,653	$(48,197)
Depreciation and amortization	(23,959)	(9,995)	(12,218)	(31,552)	(3,148)
Stock compensation expense	—	—	—	(570)	(8,700)
Income (loss) from operations	$123,421	$29,462	$61,059	$53,531	$(60,045)	$207,428
Loss on early retirement of debt						(19,719)
Equity in earnings of unconsolidated subsidiaries						11,187
Non-operating loss						(49)
Interest expense						(78,508)
Income before income taxes						$120,339

	Six Months Ended June 30, 2018
	Critical Illness Recovery Hospital(2)	Rehabilitation Hospital(2)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$133,697	$54,971	$72,472	$130,365	$(50,045)
Depreciation and amortization	(23,010)	(11,737)	(13,341)	(45,844)	(4,563)
Stock compensation expense	—	—	—	(1,349)	(9,562)
U.S. HealthWorks acquisition costs	—	—	—	(2,895)	—
Income (loss) from operations	$110,687	$43,234	$59,131	$80,277	$(64,170)	$229,159
Loss on early retirement of debt						(10,255)
Equity in earnings of unconsolidated subsidiaries						9,482
Non-operating gain						6,877
Interest expense						(97,322)
Income before income taxes						$137,941
_______________________________________________________________________________

(1)	Net operating revenues were retrospectively conformed to reflect the adoption Topic 606, Revenue from Contracts with Customers.

(2)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

7. Revenue from Contracts with Customers
Net operating revenues consist primarily of patient service revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues by operating segment for the three and six months ended June 30, 2017 and 2018:

	Three Months Ended June 30, 2017
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$228,733	$62,089	$38,119	$571
Non-Medicare	207,875	51,434	189,009	254,107
Total patient services revenues	436,608	113,523	227,128	254,678
Other revenues	2,586	37,855	27,856	2,209
Total net operating revenues	$439,194	$151,378	$254,984	$256,887

	Three Months Ended June 30, 2018
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$225,857	$73,054	$41,475	$517
Non-Medicare	213,083	62,387	194,611	409,922
Total patient services revenues	438,940	135,441	236,086	410,439
Other revenues	3,512	38,328	31,097	2,384
Total net operating revenues	$442,452	$173,769	$267,183	$412,823

	Six Months Ended June 30, 2017
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$465,170	$119,593	$74,817	$1,116
Non-Medicare	414,500	98,677	372,812	501,908
Total patient services revenues	879,670	218,270	447,629	503,024
Other revenues	4,647	77,933	57,726	4,452
Total net operating revenues	$884,317	$296,203	$505,355	$507,476

	Six Months Ended June 30, 2018
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$466,849	$145,895	$79,665	$1,145
Non-Medicare	433,089	124,289	383,511	763,174
Total patient services revenues	899,938	270,184	463,176	764,319
Other revenues	7,190	78,359	61,388	4,620
Total net operating revenues	$907,128	$348,543	$524,564	$768,939
_______________________________________________________________________________

(1)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

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
In the critical illness recovery hospital and rehabilitation hospital segments, the Company recognizes revenue based on known contractual provisions associated with the specific payor or, where the Company has a relatively homogeneous patient population, the Company will monitor individual payors’ historical reimbursement rates to derive a per diem rate which is used to determine the amount of revenue to be recognized for services rendered.
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
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law which made significant changes to the Internal Revenue Code. These changes included a corporate tax rate decrease from 35.0% to 21.0% effective after December 31, 2017. Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	Three Months Ended June 30,
	2017	2018
Federal income tax at statutory rate	35.0%	21.0%
State and local income taxes, less federal income tax benefit	3.7	4.6
Permanent differences	1.2	2.0
Valuation allowance	0.6	(0.7)
Uncertain tax positions	0.2	0.2
Non-controlling interest	(1.7)	(1.6)
Stock-based compensation	(0.2)	(0.6)
Other	(0.1)	0.9
Total effective income tax rate	38.7%	25.8%

	Six Months Ended June 30,
	2017	2018
Federal income tax at statutory rate	35.0%	21.0%
State and local income taxes, less federal income tax benefit	3.8	4.6
Permanent differences	1.1	1.9
Valuation allowance	0.1	(0.2)
Uncertain tax positions	0.2	0.2
Non-controlling interest	(1.9)	(2.1)
Stock-based compensation	(0.4)	(2.5)
Other	—	1.3
Total effective income tax rate	37.9%	24.2%
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$42,055	$46,511	$57,925	$80,250
Less: Earnings allocated to unvested restricted stockholders	1,341	1,517	1,849	2,630
Net income available to common stockholders	$40,714	$44,994	$56,076	$77,620
Denominator:
Weighted average shares—basic	128,624	129,830	128,544	129,761
Effect of dilutive securities:
Stock options	153	94	159	110
Weighted average shares—diluted	128,777	129,924	128,703	129,871
Basic income per common share:	$0.32	$0.35	$0.44	$0.60
Diluted income per common share:	$0.32	$0.35	$0.44	$0.60

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
Contract Therapy Subpoena. On May 18, 2017, the Company received a subpoena from the U.S. Attorney’s Office for the District of New Jersey seeking various documents principally relating to the Company’s contract therapy division, which contracted to furnish rehabilitation therapy services to residents of skilled nursing facilities (“SNFs”) and other providers. The Company operated its contract therapy division through a subsidiary until March 31, 2016, when the Company sold the stock of the subsidiary. The subpoena seeks documents that appear to be aimed at assessing whether therapy services were furnished and billed in compliance with Medicare SNF billing requirements, including whether therapy services were coded at inappropriate levels and whether excessive or unnecessary therapy was furnished to justify coding at higher paying levels. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company is producing documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

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

Select Medical Corporation
Condensed Consolidating Balance Sheet
June 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$15,074	$6,360	$4,396	$115,199	$—		$141,029
Accounts receivable	—	439,614	129,585	206,411	—		775,610
Intercompany receivables	—	1,672,980	80,189	—	(1,753,169)	(a)	—
Prepaid income taxes	10,691	—	—	3,797	—		14,488
Other current assets	13,897	28,254	10,075	35,989	—		88,215
Total Current Assets	39,662	2,147,208	224,245	361,396	(1,753,169)		1,019,342
Property and equipment, net	37,157	616,853	84,834	227,000	—		965,844
Investment in affiliates	4,566,506	132,640	—	—	(4,699,146)	(b)(c)	—
Goodwill	—	2,105,717	—	1,208,889	—		3,314,606
Identifiable intangible assets, net	3	103,119	4,968	343,842	—		451,932
Other assets	35,011	119,499	34,360	33,804	(9,598)	(e)	213,076
Total Assets	$4,678,339	$5,225,036	$348,407	$2,174,931	$(6,461,913)		$5,964,800
Liabilities and Equity
Current Liabilities:
Overdrafts	$23,292	$—	$—	$—	$—		$23,292
Current portion of long-term debt and notes payable	17,390	527	967	5,595	—		24,479
Accounts payable	9,929	71,355	18,508	32,038	—		131,830
Intercompany payables	1,672,980	80,189	—	—	(1,753,169)	(a)	—
Accrued payroll	8,649	89,842	3,650	47,826	—		149,967
Accrued vacation	4,551	61,895	14,091	29,421	—		109,958
Accrued interest	6,926	11	20	6,336	—		13,293
Accrued other	39,928	64,563	15,172	50,404	—		170,067
Income taxes payable	2,387	—	—	2,038	—		4,425
Total Current Liabilities	1,786,032	368,382	52,408	173,658	(1,753,169)		627,311
Long-term debt, net of current portion	1,958,529	90	33,417	1,394,173	—		3,386,209
Non-current deferred tax liability	—	89,230	820	70,242	(9,598)	(e)	150,694
Other non-current liabilities	38,307	63,983	9,482	60,655	—		172,427
Total Liabilities	3,782,868	521,685	96,127	1,698,728	(1,762,767)		4,336,641
Redeemable non-controlling interests	—	—	—	18,549	597,683	(d)	616,232
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	959,173	—	—	—	—		959,173
Retained earnings (accumulated deficit)	(63,702)	1,478,075	(20,267)	(3,529)	(1,454,279)	(c)(d)	(63,702)
Subsidiary investment	—	3,225,276	272,547	455,753	(3,953,576)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	895,471	4,703,351	252,280	452,224	(5,407,855)		895,471
Non-controlling interests	—	—	—	5,430	111,026	(d)	116,456
Total Equity	895,471	4,703,351	252,280	457,654	(5,296,829)		1,011,927
Total Liabilities and Equity	$4,678,339	$5,225,036	$348,407	$2,174,931	$(6,461,913)		$5,964,800
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$(17)	$690,766	$192,638	$412,823	$—		$1,296,210
Costs and expenses:
Cost of services	799	589,707	162,832	341,393	—		1,094,731
General and administrative	29,208	27	—	(41)	—		29,194
Depreciation and amortization	2,355	20,535	4,137	24,697	—		51,724
Total costs and expenses	32,362	610,269	166,969	366,049	—		1,175,649
Income (loss) from operations	(32,379)	80,497	25,669	46,774	—		120,561
Other income and expense:
Intercompany interest and royalty fees	7,553	(3,629)	(3,609)	(315)	—		—
Intercompany management fees	55,416	(43,931)	(11,485)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,776	9	—	—		4,785
Non-operating gain	1,654	4,824	—	—	—		6,478
Interest income (expense)	(29,412)	188	(186)	(20,749)	—		(50,159)
Income before income taxes	2,832	42,725	10,398	25,710	—		81,665
Income tax expense	831	14,254	145	5,876	—		21,106
Equity in earnings of consolidated subsidiaries	44,510	6,840	—	—	(51,350)	(a)	—
Net income	46,511	35,311	10,253	19,834	(51,350)		60,559
Less: Net income attributable to non-controlling interests	—	12	3,413	10,623	—		14,048
Net income attributable to Select Medical Corporation	$46,511	$35,299	$6,840	$9,211	$(51,350)		$46,511
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$—	$1,397,178	$383,057	$768,939	$—		$2,549,174
Costs and expenses:
Cost of services	1,525	1,197,733	321,363	639,923	—		2,160,544
General and administrative	58,015	66	—	2,895	—		60,976
Depreciation and amortization	4,562	39,982	8,107	45,844	—		98,495
Total costs and expenses	64,102	1,237,781	329,470	688,662	—		2,320,015
Income (loss) from operations	(64,102)	159,397	53,587	80,277	—		229,159
Other income and expense:
Intercompany interest and royalty fees	15,672	(7,924)	(7,240)	(508)	—		—
Intercompany management fees	116,148	(93,471)	(22,677)	—	—		—
Loss on early retirement of debt	(2,229)	—	—	(8,026)	—		(10,255)
Equity in earnings of unconsolidated subsidiaries	—	9,460	22	—	—		9,482
Non-operating gain	1,654	5,223	—	—	—		6,877
Interest income (expense)	(60,483)	121	(337)	(36,623)	—		(97,322)
Income before income taxes	6,660	72,806	23,355	35,120	—		137,941
Income tax expense	1,345	26,189	238	5,628	—		33,400
Equity in earnings of consolidated subsidiaries	74,935	15,123	—	—	(90,058)	(a)	—
Net income	80,250	61,740	23,117	29,492	(90,058)		104,541
Less: Net income attributable to non-controlling interests	—	97	7,994	16,200	—		24,291
Net income attributable to Select Medical Corporation	$80,250	$61,643	$15,123	$13,292	$(90,058)		$80,250
 _______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$80,250	$61,740	$23,117	$29,492	$(90,058)	(a)	$104,541
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	7,800	30	—	—		7,830
Depreciation and amortization	4,562	39,982	8,107	45,844	—		98,495
Provision for bad debts	—	41	—	61	—		102
Equity in earnings of unconsolidated subsidiaries	—	(9,460)	(22)	—	—		(9,482)
Equity in earnings of consolidated subsidiaries	(74,935)	(15,123)	—	—	90,058	(a)	—
Loss on extinguishment of debt	115	—	—	369	—		484
Gain on sale of assets and businesses	(1,642)	(5,338)	—	—	—		(6,980)
Stock compensation expense	9,562	—	—	1,349	—		10,911
Amortization of debt discount, premium and issuance costs	3,553	—	—	2,933	—		6,486
Deferred income taxes	664	1,056	40	(3,451)	—		(1,691)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	9,838	(6,857)	(8,755)	—		(5,774)
Other current assets	(876)	1,927	2,956	(7,018)	—		(3,011)
Other assets	945	(9,261)	1,110	13,890	—		6,684
Accounts payable	(1,470)	(7,516)	1,864	1,660	—		(5,462)
Accrued expenses	(15,020)	14,589	4,914	(3,276)	—		1,207
Income taxes	14,757	4,401	1	(6,549)	—		12,610
Net cash provided by operating activities	20,465	94,676	35,260	66,549	—		216,950
Investing activities
Business combinations, net of cash acquired	—	(2,666)	(22)	(515,016)	—		(517,704)
Purchases of property and equipment	(5,232)	(44,865)	(14,809)	(16,742)	—		(81,648)
Investment in businesses	—	(3,286)	—	(5)	—		(3,291)
Proceeds from sale of assets and businesses	1,655	5,017	—	—	—		6,672
Net cash used in investing activities	(3,577)	(45,800)	(14,831)	(531,763)	—		(595,971)
Financing activities
Borrowings on revolving facilities	265,000	—	—	—	—		265,000
Payments on revolving facilities	(345,000)	—	—	—	—		(345,000)
Proceeds from term loans (financing costs)	(11)	—	—	779,915	—		779,904
Payments on term loans	(5,750)	—	—	—	—		(5,750)
Revolving facility debt issuance costs	(837)	—	—	(496)	—		(1,333)
Borrowings of other debt	5,549	—	9,820	4,559	—		19,928
Principal payments on other debt	(5,987)	(261)	(2,400)	(2,873)	—		(11,521)
Dividends paid to Holdings	(889)	—	—	—	—		(889)
Equity investment by Holdings	1,620	—	—	—	—		1,620
Intercompany	90,589	(45,661)	(27,290)	(17,638)	—		—
Decrease in overdrafts	(6,171)	—	—	—	—		(6,171)
Proceeds from issuance of non-controlling interests	—	—	957	1,969	—		2,926
Distributions to non-controlling interests	—	(1,450)	(1,681)	(298,082)	—		(301,213)
Net cash provided by (used in) financing activities	(1,887)	(47,372)	(20,594)	467,354	—		397,501
Net increase (decrease) in cash and cash equivalents	15,001	1,504	(165)	2,140	—		18,480
Cash and cash equivalents at beginning of period	73	4,856	4,561	113,059	—		122,549
Cash and cash equivalents at end of period	$15,074	$6,360	$4,396	$115,199	$—		$141,029
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$73	$4,856	$4,561	$113,059	$—		$122,549
Accounts receivable	—	449,493	122,728	119,511	—		691,732
Intercompany receivables	—	1,598,212	60,707	—	(1,658,919)	(a)	—
Prepaid income taxes	22,704	5,703	31	2,949	—		31,387
Other current assets	13,021	30,209	13,031	18,897	—		75,158
Total Current Assets	35,798	2,088,473	201,058	254,416	(1,658,919)		920,826
Property and equipment, net	39,836	623,085	79,013	170,657	—		912,591
Investment in affiliates	4,524,385	124,104	—	—	(4,648,489)	(b)(c)	—
Goodwill	—	2,108,270	—	674,542	—		2,782,812
Identifiable intangible assets, net	—	104,067	5,046	217,406	—		326,519
Other assets	36,494	98,575	35,440	23,898	(9,989)	(e)	184,418
Total Assets	$4,636,513	$5,146,574	$320,557	$1,340,919	$(6,317,397)		$5,127,166
Liabilities and Equity
Current Liabilities:
Overdrafts	$29,463	$—	$—	$—	$—		$29,463
Current portion of long-term debt and notes payable	16,635	740	2,212	2,600	—		22,187
Accounts payable	12,504	85,489	17,475	12,726	—		128,194
Intercompany payables	1,598,212	60,707	—	—	(1,658,919)	(a)	—
Accrued payroll	16,736	98,887	4,819	40,120	—		160,562
Accrued vacation	4,083	58,355	12,295	18,142	—		92,875
Accrued interest	17,479	7	6	2,393	—		19,885
Accrued other	39,219	57,378	12,599	33,970	—		143,166
Income taxes payable	—	1,302	30	7,739	—		9,071
Total Current Liabilities	1,734,331	362,865	49,436	117,690	(1,658,919)		605,403
Long-term debt, net of current portion	2,042,555	127	24,730	610,303	—		2,677,715
Non-current deferred tax liability	—	88,376	780	45,750	(9,989)	(e)	124,917
Other non-current liabilities	36,259	56,721	8,138	44,591	—		145,709
Total Liabilities	3,813,145	508,089	83,084	818,334	(1,668,908)		3,553,744
Redeemable non-controlling interests	—	—	—	16,270	624,548	(d)	640,818
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	947,370	—	—	—	—		947,370
Retained earnings (accumulated deficit)	(124,002)	1,416,857	(35,942)	64,626	(1,445,541)	(c)(d)	(124,002)
Subsidiary investment	—	3,221,628	273,415	437,779	(3,932,822)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	823,368	4,638,485	237,473	502,405	(5,378,363)		823,368
Non-controlling interests	—	—	—	3,910	105,326	(d)	109,236
Total Equity	823,368	4,638,485	237,473	506,315	(5,273,037)		932,604
Total Liabilities and Equity	$4,636,513	$5,146,574	$320,557	$1,340,919	$(6,317,397)		$5,127,166
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$23	$681,564	$163,991	$256,887	$—		$1,102,465
Costs and expenses:
Cost of services	644	564,781	140,679	214,090	—		920,194
General and administrative	28,227	48	—	—	—		28,275
Depreciation and amortization	1,573	18,182	3,149	15,429	—		38,333
Total costs and expenses	30,444	583,011	143,828	229,519	—		986,802
Income (loss) from operations	(30,421)	98,553	20,163	27,368	—		115,663
Other income and expense:
Intercompany interest and royalty fees	8,195	(4,735)	(3,460)	—	—		—
Intercompany management fees	63,504	(53,414)	(10,090)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	5,646	20	—	—		5,666
Interest expense	(30,081)	(49)	(87)	(7,438)	—		(37,655)
Income before income taxes	11,197	46,001	6,546	19,930	—		83,674
Income tax expense (benefit)	(2,324)	27,473	143	7,082	—		32,374
Equity in earnings of consolidated subsidiaries	28,534	4,189	—	—	(32,723)	(a)	—
Net income	42,055	22,717	6,403	12,848	(32,723)		51,300
Less: Net income (loss) attributable to non-controlling interests	—	(39)	2,214	7,070	—		9,245
Net income attributable to Select Medical Corporation	$42,055	$22,756	$4,189	$5,778	$(32,723)		$42,055
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$631	$1,364,617	$321,258	$507,476	$—		$2,193,982
Costs and expenses:
Cost of services	1,176	1,150,810	274,953	422,393	—		1,849,332
General and administrative	56,263	87	—	—	—		56,350
Depreciation and amortization	3,148	39,553	6,619	31,552	—		80,872
Total costs and expenses	60,587	1,190,450	281,572	453,945	—		1,986,554
Income (loss) from operations	(59,956)	174,167	39,686	53,531	—		207,428
Other income and expense:
Intercompany interest and royalty fees	16,895	(9,701)	(7,194)	—	—		—
Intercompany management fees	125,202	(106,011)	(19,191)	—	—		—
Loss on early retirement of debt	(19,719)	—	—	—	—		(19,719)
Equity in earnings of unconsolidated subsidiaries	—	11,139	48	—	—		11,187
Non-operating loss	—	(49)	—	—	—		(49)
Interest expense	(63,485)	(1)	(85)	(14,937)	—		(78,508)
Income (loss) before income taxes	(1,063)	69,544	13,264	38,594	—		120,339
Income tax expense (benefit)	(2,198)	33,573	283	13,918	—		45,576
Equity in earnings of consolidated subsidiaries	56,790	9,734	—	—	(66,524)	(a)	—
Net income	57,925	45,705	12,981	24,676	(66,524)		74,763
Less: Net income (loss) attributable to non-controlling interests	—	(3)	3,247	13,594	—		16,838
Net income attributable to Select Medical Corporation	$57,925	$45,708	$9,734	$11,082	$(66,524)		$57,925
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$57,925	$45,705	$12,981	$24,676	$(66,524)	(a)	$74,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	10,902	31	—	—		10,933
Depreciation and amortization	3,148	39,553	6,619	31,552	—		80,872
Provision for bad debts	—	715	—	30	—		745
Equity in earnings of unconsolidated subsidiaries	—	(11,139)	(48)	—	—		(11,187)
Equity in earnings of consolidated subsidiaries	(56,790)	(9,734)	—	—	66,524	(a)	—
Loss on extinguishment of debt	6,527	—	—	—	—		6,527
Gain on sale of assets and businesses	(8)	(4,828)	(4,687)	—	—		(9,523)
Stock compensation expense	8,700	—	—	570	—		9,270
Amortization of debt discount, premium and issuance costs	4,342	—	—	1,632	—		5,974
Deferred income taxes	5,987	—	—	(7,461)	—		(1,474)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(104,767)	(22,291)	(13,891)	—		(140,949)
Other current assets	(5,631)	6,047	(3,112)	(2,861)	—		(5,557)
Other assets	3,184	(16,925)	17,426	936	—		4,621
Accounts payable	(413)	(1,697)	137	2,732	—		759
Accrued expenses	(5,618)	(4,507)	8,394	(3,102)	—		(4,833)
Income taxes	9,366	—	—	10,033	—		19,399
Net cash provided by (used in) operating activities	30,719	(50,675)	15,450	44,846	—		40,340
Investing activities
Business combinations, net of cash acquired	—	(2,305)	—	(16,203)	—		(18,508)
Purchases of property and equipment	(7,093)	(72,005)	(9,917)	(16,287)	—		(105,302)
Investment in businesses	—	(9,874)	—	—	—		(9,874)
Proceeds from sale of assets and businesses	8	15,007	19,537	—	—		34,552
Net cash provided by (used in) investing activities	(7,085)	(69,177)	9,620	(32,490)	—		(99,132)
Financing activities
Borrowings on revolving facilities	630,000	—	—	—	—		630,000
Payments on revolving facilities	(550,000)	—	—	—	—		(550,000)
Proceeds from term loans	1,139,487	—	—	—	—		1,139,487
Payments on term loans	(1,150,627)	—	—	(23,065)	—		(1,173,692)
Revolving facility debt issuance costs	(4,392)	—	—	—	—		(4,392)
Borrowings of other debt	6,572	—	105	2,767	—		9,444
Principal payments on other debt	(7,353)	(204)	(1,183)	(1,697)	—		(10,437)
Dividends paid to Holdings	(600)	—	—	—	—		(600)
Equity investment by Holdings	963	—	—	—	—		963
Intercompany	(93,455)	119,128	(25,673)	—	—		—
Decrease in overdrafts	(5,228)	—	—	—	—		(5,228)
Proceeds from issuance of non-controlling interests	—	—	3,553	—	—		3,553
Distributions to non-controlling interests	—	(6)	(1,982)	(3,548)	—		(5,536)
Net cash provided by (used in) financing activities	(34,633)	118,918	(25,180)	(25,543)	—		33,562
Net decrease in cash and cash equivalents	(10,999)	(934)	(110)	(13,187)	—		(25,230)
Cash and cash equivalents at beginning of period	11,071	6,467	5,056	76,435	—		99,029
Cash and cash equivalents at end of period	$72	$5,533	$4,946	$63,248	$—		$73,799
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

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
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
changes in government reimbursement for our services and/or new payment policies (including, for example, the expiration of the moratorium limiting the full application of the 25 Percent Rule that would reduce our Medicare payments for those patients admitted to a Medicare-certified long term care hospital from a referring hospital in excess of an applicable percentage admissions threshold) may result in a reduction in net operating revenues, an increase in costs, and a reduction in profitability;

•
the failure of our Medicare-certified long term care hospitals or inpatient rehabilitation facilities to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;

•
the failure of our Medicare-certified long term care hospitals and inpatient rehabilitation facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;

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
Overview
 We are one of the largest operators of critical illness recovery hospitals (previously referred to as long term acute care hospitals), rehabilitation hospitals (previously referred to as inpatient rehabilitation facilities), outpatient rehabilitation clinics and occupational health centers in the United States based on the number of facilities. Our reportable segments include the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. As of June 30, 2018, we operated 98 critical illness recovery hospitals in 27 states, 26 rehabilitation hospitals in 11 states, and 1,638 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, operated 527 occupational health centers in 41 states as of June 30, 2018 after giving effect to the closing of the acquisition of U.S. HealthWorks on February 1, 2018. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or “CBOCs.” As of June 30, 2018, we had operations in 47 states and the District of Columbia.
We had net operating revenues of $2,549.2 million for the six months ended June 30, 2018. Of this total, we earned approximately 36% of our net operating revenues from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 20% from our outpatient rehabilitation segment, and approximately 30% from our Concentra segment. Patients are typically admitted to the Company’s critical illness recovery and rehabilitation hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational medicine, physical therapy, and consumer health services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs.

Non-GAAP Measure
We believe that the presentation of Adjusted EBITDA, as defined below, is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our operating segments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying definitions, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.
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
The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)
Net income	$51,300	$60,559	$74,763	$104,541
Income tax expense	32,374	21,106	45,576	33,400
Interest expense	37,655	50,159	78,508	97,322
Non-operating loss (gain)	—	(6,478)	49	(6,877)
Equity in earnings of unconsolidated subsidiaries	(5,666)	(4,785)	(11,187)	(9,482)
Loss on early retirement of debt	—	—	19,719	10,255
Income from operations	115,663	120,561	207,428	229,159
Stock compensation expense:
Included in general and administrative	3,775	4,047	7,524	8,037
Included in cost of services	909	1,937	1,746	2,874
Depreciation and amortization	38,333	51,724	80,872	98,495
U.S. HealthWorks acquisition costs	—	(41)	—	2,895
Adjusted EBITDA	$158,680	$178,228	$297,570	$341,460
Summary Financial Results
Three Months Ended June 30, 2018
For the three months ended June 30, 2018, our net operating revenues increased 17.6% to $1,296.2 million, compared to $1,102.5 million for the three months ended June 30, 2017. Income from operations increased 4.2% to $120.6 million for the three months ended June 30, 2018, compared to $115.7 million for the three months ended June 30, 2017.
Net income increased 18.0% to $60.6 million for the three months ended June 30, 2018, compared to $51.3 million for the three months ended June 30, 2017. Net income for the three months ended June 30, 2018 included non-operating gains of $6.5 million.
Adjusted EBITDA increased 12.3% to $178.2 million for the three months ended June 30, 2018, compared to $158.7 million for the three months ended June 30, 2017. Our Adjusted EBITDA margin was 13.7% for the three months ended June 30, 2018, compared to 14.4% for the three months ended June 30, 2017.

The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended June 30, 2018
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$442,452	$173,769	$267,183	$412,823	$(17)	$1,296,210
Operating expenses	381,727	145,574	225,236	341,352	30,036	1,123,925
Depreciation and amortization	11,952	6,015	6,704	24,697	2,356	51,724
Income (loss) from operations	$48,773	$22,180	$35,243	$46,774	$(32,409)	$120,561
Depreciation and amortization	11,952	6,015	6,704	24,697	2,356	51,724
Stock compensation expense	—	—	—	1,138	4,846	5,984
U.S. HealthWorks acquisition costs	—	—	—	(41)	—	(41)
Adjusted EBITDA	$60,725	$28,195	$41,947	$72,568	$(25,207)	$178,228
Adjusted EBITDA margin	13.7%	16.2%	15.7%	17.6%	N/M	13.7%

	Three Months Ended June 30, 2017
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$439,194	$151,378	$254,984	$256,887	$22	$1,102,465
Operating expenses	364,151	128,249	213,058	214,090	28,921	948,469
Depreciation and amortization	10,917	4,537	5,878	15,429	1,572	38,333
Income (loss) from operations	$64,126	$18,592	$36,048	$27,368	$(30,471)	$115,663
Depreciation and amortization	10,917	4,537	5,878	15,429	1,572	38,333
Stock compensation expense	—	—	—	264	4,420	4,684
Adjusted EBITDA	$75,043	$23,129	$41,926	$43,061	$(24,479)	$158,680
Adjusted EBITDA margin	17.1%	15.3%	16.4%	16.8%	N/M	14.4%

The following table summarizes changes in segment performance measures for the three months ended June 30, 2018, compared to the three months ended June 30, 2017:

	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	0.7%	14.8%	4.8%	60.7%	N/M	17.6%
Change in income from operations	(23.9)%	19.3%	(2.2)%	70.9%	(6.4)%	4.2%
Change in Adjusted EBITDA	(19.1)%	21.9%	0.1%	68.5%	(3.0)%	12.3%
_______________________________________________________________________________

(1)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

N/M —     Not meaningful.

Six Months Ended June 30, 2018
For the six months ended June 30, 2018, our net operating revenues increased 16.2% to $2,549.2 million, compared to $2,194.0 million for the six months ended June 30, 2017. Income from operations increased 10.5% to $229.2 million for the six months ended June 30, 2018, compared to $207.4 million for the six months ended June 30, 2017.
Net income increased 39.8% to $104.5 million for the six months ended June 30, 2018, compared to $74.8 million for the six months ended June 30, 2017. Net income for the six months ended June 30, 2018 included a pre-tax loss on early retirement of debt of $10.3 million and pre-tax non-operating gains of $6.9 million. Net income for the six months ended June 30, 2017 included a pre-tax loss on early retirement of debt of $19.7 million.
Adjusted EBITDA increased 14.7% to $341.5 million for the six months ended June 30, 2018, compared to $297.6 million for the six months ended June 30, 2017. Our Adjusted EBITDA margin was 13.4% for the six months ended June 30, 2018, compared to 13.6% for the six months ended June 30, 2017.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Six Months Ended June 30, 2018
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$907,128	$348,543	$524,564	$768,939	$—	$2,549,174
Operating expenses	773,431	293,572	452,092	642,818	59,607	2,221,520
Depreciation and amortization	23,010	11,737	13,341	45,844	4,563	98,495
Income (loss) from operations	$110,687	$43,234	$59,131	$80,277	$(64,170)	$229,159
Depreciation and amortization	23,010	11,737	13,341	45,844	4,563	98,495
Stock compensation expense	—	—	—	1,349	9,562	10,911
U.S. HealthWorks acquisition costs	—	—	—	2,895	—	2,895
Adjusted EBITDA	$133,697	$54,971	$72,472	$130,365	$(50,045)	$341,460
Adjusted EBITDA margin	14.7%	15.8%	13.8%	17.0%	N/M	13.4%

	Six Months Ended June 30, 2017
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$884,317	$296,203	$505,355	$507,476	$631	$2,193,982
Operating expenses	736,937	256,746	432,078	422,393	57,528	1,905,682
Depreciation and amortization	23,959	9,995	12,218	31,552	3,148	80,872
Income (loss) from operations	$123,421	$29,462	$61,059	$53,531	$(60,045)	$207,428
Depreciation and amortization	23,959	9,995	12,218	31,552	3,148	80,872
Stock compensation expense	—	—	—	570	8,700	9,270
Adjusted EBITDA	$147,380	$39,457	$73,277	$85,653	$(48,197)	$297,570
Adjusted EBITDA margin	16.7%	13.3%	14.5%	16.9%	N/M	13.6%

The following table summarizes changes in segment performance measures for the six months ended June 30, 2018, compared to the six months ended June 30, 2017:

	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	2.6%	17.7%	3.8%	51.5%	N/M	16.2%
Change in income from operations	(10.3)%	46.7%	(3.2)%	50.0%	(6.9)%	10.5%
Change in Adjusted EBITDA	(9.3)%	39.3%	(1.1)%	52.2%	(3.8)%	14.7%
_______________________________________________________________________________

(1)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

N/M —     Not meaningful.

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
In addition, Concentra entered into the Concentra second lien credit agreement that provided for $240.0 million in term loans with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
Amendment to the Select Credit Facilities
On March 22, 2018, Select entered into Amendment No. 1 to the Select credit agreement dated March 6, 2017. Amendment No. 1 (i) decreased the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement and subject to an Adjusted LIBO floor of 1.00%) plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate (as defined in the Select credit agreement and subject to an Alternate Base Rate floor of 2.00%) plus 2.50% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio (as defined in the Select credit agreement); (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio; (iii) extended the maturity date for the Select term loans from March 6, 2024 to March 6, 2025; and (iv) made certain other technical amendments to the Select credit agreement as set forth therein.

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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 27% of our net operating revenues for the six months ended June 30, 2018, and 30% of our net operating revenues for the year ended December 31, 2017.
Medicare Reimbursement of Critical Illness Recovery Hospital Services
There have been significant regulatory changes affecting our critical illness recovery hospitals, which are certified by Medicare as long term care hospitals (“LTCHs”), that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of CMS. All Medicare payments to our critical illness recovery hospitals are made in accordance with the long term care hospital prospective payment system (“LTCH-PPS”). Proposed rules specifically related to LTCH-PPS are generally published in May, finalized in August and effective on October 1 of each year.
The following is a summary of significant changes to LTCH-PPS which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations.
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
Fiscal Year 2019. On May 7, 2018, CMS published the proposed policies and payment rates for the LTCH-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). The standard federal rate would be set at $41,483, an increase from the standard federal rate applicable during fiscal year 2018 of $41,415. The update to the standard federal rate for fiscal year 2019, if adopted, includes a market basket increase of 2.7%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. The standard federal rate, if adopted, also includes a proposed area wage budget neutrality factor of 0.999713 and a proposed one-time permanent budget neutrality adjustment of 0.990535 in connection with the proposed elimination of the 25 Percent Rule (discussed further below). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS, if adopted, would be set at $30,639, which is an increase from the fixed-loss amount in the 2018 fiscal year of $27,381. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate, if adopted, would be set at $27,545, an increase from the fixed-loss amount in the 2018 fiscal year of $26,537.

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
For fiscal year 2019, CMS is proposing to eliminate the 25 Percent Rule in a budget neutral manner. CMS proposes to accomplish this by adjusting the standard federal payment rates down such that the projection of aggregate LTCH payments in fiscal year 2019 would equal the projection of aggregate LTCH payments in fiscal year 2019 that would have been paid if the moratorium ended and the 25 Percent Rule went into effect on October 1, 2018. Under this proposal, the LTCH-PPS standard federal payment rate would be adjusted downward by a factor of 0.990535 to maintain aggregate LTCH-PPS payments at the estimated levels they would be in the absence of this proposed change. As proposed, the elimination of the 25 Percent Rule would be accomplished through a one-time, permanent adjustment to the fiscal year 2019 LTCH-PPS standard federal payment rate. CMS has requested public comments on the proposal to permanently eliminate the 25 Percent Rule in a budget neutral manner, or, in the alternative, the adoption of an additional one year delay on the implementation of the 25 Percent Rule with a budget neutrality adjustment.
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

Medicare Reimbursement of Rehabilitation Hospital Services
The following is a summary of significant regulatory changes affecting our rehabilitation hospitals, which are certified by Medicare as inpatient rehabilitation facilities (“IRFs”), as well as the policies and payment rates that may affect our future results of operations. Medicare payments to our rehabilitation hospitals are made in accordance with the inpatient rehabilitation facility prospective payment system (“IRF-PPS”).
The following is a summary of significant changes to IRF-PPS which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations.
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
Fiscal Year 2019. On July 31, 2018, CMS released an advanced copy of the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). The standard payment conversion factor for discharges for fiscal year 2019 is set at $16,021, an increase from the standard payment conversion factor applicable during fiscal year 2018 of $15,838. The update to the standard payment conversion factor for fiscal year 2019 includes a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. CMS increased the outlier threshold amount for fiscal year 2019 to $9,402 from $8,679 established in the final rule for fiscal year 2018.
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
Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. MIPS and APM applies to physicians and other practitioners included within the definition of “eligible clinicians.” Currently, physical therapists and occupational therapists may voluntarily participate in MIPS and APM. In the Medicare Physician Fee Schedule proposed rule for calendar year 2019, CMS proposes to include physical therapists and occupational therapists as “eligible clinicians” which, if the proposed rule is adopted, would require physical therapists and occupational therapists to participate in these programs beginning in 2021. CMS requested public comment on requiring speech-language pathologists to participate in these programs beginning in 2021. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, remain subject to future notice and comment rule‑making.

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
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule proposed rule for calendar year 2019, CMS proposes to establish two new therapy modifiers to identify the services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”) beginning. January 1, 2020. This change, which was mandated by the Bipartisan Budget Act of 2018, establishes modifiers to be used whenever a PTA or OTA furnishes all or part of any covered outpatient therapy service. CMS intends to use these modifiers to develop a proposed planned payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning in calendar year 2022. CMS proposes the creation of a voluntary reporting system for the new modifiers beginning in 2019.
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
On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, we recognize a contractual allowance for fixed discounts based on the difference between our standard billing rates and the fees legislated, negotiated or otherwise arranged between us and our patients. Additionally, we are subject to potential retrospective adjustments to net operating revenues in future periods, such as for matters related to claims processing and other price concessions. These adjustments, which are estimated based on an analysis of historical experience by payor source, are recognized as a constraint to revenue in the period services are rendered. Under the previous standard, these adjustments were classified as a component of bad debt expense.
In the critical illness recovery hospital and rehabilitation hospital segments, we estimate our contractual allowances based on known contractual provisions associated with the specific payor or, where we have a relatively homogeneous patient population, we will monitor individual payors’ historical reimbursement rates to estimate a per diem rate. The estimated per diem rate is used to derive the contractual allowance recognized in the period services are rendered. In the outpatient rehabilitation and Concentra segments, we estimate our contractual allowances based on known contractual provisions, negotiated amounts, or usual and customary amounts associated with the specific payor. We estimate our contractual allowances using internally developed systems in which we monitor a payors’ historical reimbursement rates and compare them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is used to estimate the contractual allowance recognized in the period services are rendered. In each of our segments, estimates for potential retrospective adjustments are recognized as an additional contractual allowance during the period services are rendered.

Operating Statistics
The following table sets forth operating statistics for our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Critical illness recovery hospital data:(1)
Number of hospitals owned—start of period	101	99	102	99
Number of hospitals acquired	1	—	1	—
Number of hospital start-ups	—	—	—	1
Number of hospitals closed/sold	(1)	(1)	(2)	(2)
Number of hospitals owned—end of period	101	98	101	98
Number of hospitals managed—end of period	1	—	1	—
Total number of hospitals (all)—end of period	102	98	102	98
Available licensed beds(2)	4,172	4,124	4,172	4,124
Admissions(2)	8,901	9,121	18,210	18,954
Patient days(2)	251,302	256,132	506,399	521,972
Average length of stay (days)(2)	28	28	28	28
Net revenue per patient day(2)(3)(5)	$1,733	$1,710	$1,732	$1,721
Occupancy rate(2)	66%	68%	67%	69%
Percent patient days—Medicare(2)	54%	53%	54%	53%
Rehabilitation hospital data:(1)
Number of facilities owned—start of period	13	16	13	16
Number of facilities acquired	—	—	—	—
Number of facilities start-ups	—	1	—	1
Number of facilities closed/sold	—	—	—	—
Number of facilities owned—end of period	13	17	13	17
Number of facilities managed—end of period	8	9	8	9
Total number of facilities (all)—end of period	21	26	21	26
Available licensed beds(2)	983	1,189	983	1,189
Admissions(2)	4,570	5,455	8,946	10,849
Patient days(2)	65,582	77,415	127,850	154,305
Average length of stay (days)(2)	14	14	14	14
Net revenue per patient day(2)(3)(5)	$1,569	$1,608	$1,544	$1,615
Occupancy rate(2)	73%	73%	72%	74%
Percent patient days—Medicare(2)	54%	54%	54%	54%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,445	1,449	1,445	1,447
Number of clinics acquired	—	11	1	14
Number of clinic start-ups	6	10	14	18
Number of clinics closed/sold	(10)	(35)	(19)	(44)
Number of clinics owned—end of period	1,441	1,435	1,441	1,435
Number of clinics managed—end of period	167	203	167	203
Total number of clinics (all)—end of period	1,608	1,638	1,608	1,638
Number of visits(2)	2,106,760	2,144,655	4,182,550	4,212,120
Net revenue per visit(2)(4)(5)	$101	$103	$100	$103

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Concentra data:
Number of centers owned—start of period	308	531	300	312
Number of centers acquired	5	—	11	219
Number of clinic start-ups	2	—	4	—
Number of centers closed/sold	—	(4)	—	(4)
Number of centers owned—end of period	315	527	315	527
Number of visits(2)	1,982,255	3,024,121	3,869,070	5,620,180
Net revenue per visit(2)(4)(5)	$114	$125	$115	$125
_____________________________________________________________

(1)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

(2)	Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics are excluded.

(3)	Net revenue per patient day is calculated by dividing direct patient service revenues by the total number of patient days.

(4)
Net revenue per visit is calculated by dividing direct patient service revenue by the total number of visits. For purposes of this computation for our Concentra segment, direct patient service revenue does not include onsite clinics and community-based outpatient clinics.

(5)	Net revenue per patient day and net revenue per visit were retrospectively conformed to reflect the impact of Topic 606, Revenue from Contracts with Customers.
Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	83.5	84.5	84.3	84.8
General and administrative	2.6	2.3	2.6	2.4
Depreciation and amortization	3.4	3.9	3.6	3.8
Income from operations	10.5	9.3	9.5	9.0
Loss on early retirement of debt	—	—	(0.9)	(0.4)
Equity in earnings of unconsolidated subsidiaries	0.5	0.4	0.5	0.4
Non-operating gain (loss)	—	0.5	(0.0)	0.2
Interest expense	(3.4)	(3.9)	(3.6)	(3.8)
Income before income taxes	7.6	6.3	5.5	5.4
Income tax expense	2.9	1.6	2.1	1.3
Net income	4.7	4.7	3.4	4.1
Net income attributable to non-controlling interests	0.9	1.1	0.8	1.0
Net income attributable to Holdings and Select	3.8%	3.6%	2.6%	3.1%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

The following table summarizes selected financial data by business segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2018	% Change	2017	2018	% Change
	(in thousands)
Net operating revenues:(1)
Critical illness recovery hospital(2)	$439,194	$442,452	0.7%	$884,317	$907,128	2.6%
Rehabilitation hospital(2)	151,378	173,769	14.8%	296,203	348,543	17.7%
Outpatient rehabilitation	254,984	267,183	4.8%	505,355	524,564	3.8%
Concentra	256,887	412,823	60.7%	507,476	768,939	51.5%
Other(3)	22	(17)	N/M	631	—	N/M
Total Company	$1,102,465	$1,296,210	17.6%	$2,193,982	$2,549,174	16.2%
Income (loss) from operations:
Critical illness recovery hospital(2)	$64,126	$48,773	(23.9)%	$123,421	$110,687	(10.3)%
Rehabilitation hospital(2)	18,592	22,180	19.3%	29,462	43,234	46.7%
Outpatient rehabilitation	36,048	35,243	(2.2)%	61,059	59,131	(3.2)%
Concentra	27,368	46,774	70.9%	53,531	80,277	50.0%
Other(3)	(30,471)	(32,409)	(6.4)%	(60,045)	(64,170)	(6.9)%
Total Company	$115,663	$120,561	4.2%	$207,428	$229,159	10.5%
Adjusted EBITDA:
Critical illness recovery hospital(2)	$75,043	$60,725	(19.1)%	$147,380	$133,697	(9.3)%
Rehabilitation hospital(2)	23,129	28,195	21.9%	39,457	54,971	39.3%
Outpatient rehabilitation	41,926	41,947	0.1%	73,277	72,472	(1.1)%
Concentra	43,061	72,568	68.5%	85,653	130,365	52.2%
Other(3)	(24,479)	(25,207)	(3.0)%	(48,197)	(50,045)	(3.8)%
Total Company	$158,680	$178,228	12.3%	$297,570	$341,460	14.7%
Adjusted EBITDA margins:
Critical illness recovery hospital(2)	17.1%	13.7%		16.7%	14.7%
Rehabilitation hospital(2)	15.3	16.2		13.3	15.8
Outpatient rehabilitation	16.4	15.7		14.5	13.8
Concentra	16.8	17.6		16.9	17.0
Other(3)	N/M	N/M		N/M	N/M
Total Company	14.4%	13.7%		13.6%	13.4%
Total assets:
Critical illness recovery hospital(2)	$1,989,618	$1,828,038		$1,989,618	$1,828,038
Rehabilitation hospital(2)	665,999	867,175		665,999	867,175
Outpatient rehabilitation	982,811	979,678		982,811	979,678
Concentra	1,310,483	2,174,931		1,310,483	2,174,931
Other(3)	105,300	114,978		105,300	114,978
Total Company	$5,054,211	$5,964,800		$5,054,211	$5,964,800
Purchases of property and equipment, net:
Critical illness recovery hospital(2)	$9,771	$12,849		$20,714	$23,321
Rehabilitation hospital(2)	26,920	8,080		48,334	20,997
Outpatient rehabilitation	6,201	8,018		12,874	15,356
Concentra	7,601	10,121		16,287	16,742
Other(3)	4,156	2,963		7,093	5,232
Total Company	$54,649	$42,031		$105,302	$81,648
_______________________________________________________________________________

(1)	Net operating revenues were retrospectively conformed to reflect the adoption Topic 606, Revenue from Contracts with Customers.

(2)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

(3)	Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M —     Not meaningful.

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017
In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, non-operating gain (loss), interest expense, income taxes, and net income attributable to non-controlling interests, which, in each case, are the same for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased 17.6% to $1,296.2 million for the three months ended June 30, 2018, compared to $1,102.5 million for the three months ended June 30, 2017.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased to $442.5 million for the three months ended June 30, 2018, compared to $439.2 million for the three months ended June 30, 2017. Our patient days increased 1.9% to 256,132 days for the three months ended June 30, 2018, compared to 251,302 days for the three months ended June 30, 2017, which was the principal cause of the increase in net operating revenues during the three months ended June 30, 2018. Additionally, our occupancy increased to 68% for the three months ended June 30, 2018, compared to 66% for the three months ended June 30, 2017. Our net revenue per patient day was $1,710 for the three months ended June 30, 2018, compared to $1,733 for the three months ended June 30, 2017. The decrease principally resulted from changes we experienced in both our Medicare and non-Medicare net revenue per patient day during the three months ended June 30, 2018.
Rehabilitation Hospital Segment.    Net operating revenues increased 14.8% to $173.8 million for the three months ended June 30, 2018, compared to $151.4 million for the three months ended June 30, 2017. The increase in net operating revenues was principally attributable to an increase in patient volumes during the three months ended June 30, 2018. Our patient days increased 18.0% to 77,415 days for the three months ended June 30, 2018, compared to 65,582 days for the three months ended June 30, 2017. The increase in patient days was principally due to the maturation of our rehabilitation hospitals which commenced operations during 2016 and 2017. Our net revenue per patient day increased 2.5% to $1,608 for the three months ended June 30, 2018, compared to $1,569 for the three months ended June 30, 2017. This increase was principally attributable to an increase in our non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues increased 4.8% to $267.2 million for the three months ended June 30, 2018, compared to $255.0 million for the three months ended June 30, 2017. The increase in net operating revenues was attributable to an increase in our net revenue per visit, which increased 2.0% to $103 for the three months ended June 30, 2018, compared to $101 for the three months ended June 30, 2017, and an increase in visits. Our net revenue per visit benefited from improved contracted rates with some of our payors. Visits increased 1.8% to 2,144,655 for the three months ended June 30, 2018, compared to 2,106,760 visits for the three months ended June 30, 2017. The increase in visits resulted principally from both start-up and newly acquired outpatient rehabilitation clinics and growth within our existing clinics.
Concentra Segment.    Net operating revenues increased 60.7% to $412.8 million for the three months ended June 30, 2018, compared to $256.9 million for the three months ended June 30, 2017. The increase in net operating revenues was principally due to the acquisition of U.S. HealthWorks on February 1, 2018, which contributed $139.4 million of net operating revenues during the quarter. Visits in our centers increased 52.6% to 3,024,121 for the three months ended June 30, 2018, compared to 1,982,255 visits for the three months ended June 30, 2017. Net revenue per visit increased 9.6% to $125 for the three months ended June 30, 2018, compared to $114 for the three months ended June 30, 2017. The increase in net revenue per visit was driven principally by U.S. HealthWorks visits, which yield higher per visit rates, as well as an increase in workers’ compensation reimbursement rates in our existing Concentra centers.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,123.9 million, or 86.8% of net operating revenues, for the three months ended June 30, 2018, compared to $948.5 million, or 86.1% of net operating revenues, for the three months ended June 30, 2017. Our cost of services, a major component of which is labor expense, was $1,094.7 million, or 84.5% of net operating revenues, for the three months ended June 30, 2018, compared to $920.2 million, or 83.5% of net operating revenues, for the three months ended June 30, 2017. The increase in our operating expenses relative to our net operating revenues was principally attributable to our critical illness recovery hospital segment, which experienced relative increases in wages, benefits, and other operating costs during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. Facility rent expense, a component of cost of services, was $67.7 million for the three months ended June 30, 2018, compared to $57.2 million for the three months ended June 30, 2017. The increase in our facility rent expense was primarily attributable to the acquisition of U.S. HealthWorks. General and administrative expenses were $29.2 million, or 2.3% of net operating revenues, for the three months ended June 30, 2018, compared to $28.3 million, or 2.6% of net operating revenues, for the three months ended June 30, 2017.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $60.7 million for the three months ended June 30, 2018, compared to $75.0 million for the three months ended June 30, 2017. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 13.7% for the three months ended June 30, 2018, compared to 17.1% for the three months ended June 30, 2017. Our Adjusted EBITDA and Adjusted EBITDA margin decreased as a result of a decline in net revenue per patient day, as discussed above under “Net Operating Revenues,” and an increase in labor expenses and other operating expenses relative to net operating revenues, as discussed above under “Operating Expenses.”
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 21.9% to $28.2 million for the three months ended June 30, 2018, compared to $23.1 million for the three months ended June 30, 2017. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 16.2% for the three months ended June 30, 2018, compared to 15.3% for the three months ended June 30, 2017. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were primarily driven by increases in patient volume within our rehabilitation hospitals that commenced operations during 2016 and 2017, which allowed our facilities to operate at lower relative costs compared to the prior period. Adjusted EBITDA losses in our start-up hospitals were $2.1 million for the three months ended June 30, 2018, compared to $1.2 million or the three months ended June 30, 2017.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $41.9 million for both the three months ended June 30, 2018 and 2017. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 15.7% for the three months ended June 30, 2018, compared to 16.4% for the three months ended June 30, 2017. For the three months ended June 30, 2018, our Adjusted EBITDA and Adjusted EBITDA margin were impacted by certain markets which experienced higher relative labor costs during the three months ended June 30, 2018, as compared to the three months ended June 30, 2017.
Concentra Segment.    Adjusted EBITDA increased 68.5% to $72.6 million for the three months ended June 30, 2018, compared to $43.1 million for the three months ended June 30, 2017. The increase in Adjusted EBITDA was principally due to the operating results of U.S. HealthWorks, which we acquired on February 1, 2018. Our Adjusted EBITDA margin for the Concentra segment was 17.6% for the three months ended June 30, 2018, compared to 16.8% for the three months ended June 30, 2017. The increase in Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Other.    The Adjusted EBITDA loss was $25.2 million for the three months ended June 30, 2018, compared to an Adjusted EBITDA loss of $24.5 million for the three months ended June 30, 2017. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.
Depreciation and Amortization
Depreciation and amortization expense was $51.7 million for the three months ended June 30, 2018, compared to $38.3 million for the three months ended June 30, 2017. The increase principally occurred within our Concentra segment due to the acquisition of U.S. HealthWorks.

Income from Operations
For the three months ended June 30, 2018, we had income from operations of $120.6 million, compared to $115.7 million for the three months ended June 30, 2017. The increase in income from operations resulted principally from the improved performance of our rehabilitation hospital and Concentra segments, as discussed above.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the three months ended June 30, 2018, we had equity in earnings of unconsolidated subsidiaries of $4.8 million, compared to $5.7 million for the three months ended June 30, 2017.
Non-Operating Gain
We recognized a non-operating gain of $6.5 million during the three months ended June 30, 2018. The non-operating gain was principally attributable to the sale of outpatient rehabilitation clinics to a non-consolidating subsidiary.
Interest Expense
Interest expense was $50.2 million for the three months ended June 30, 2018, compared to $37.7 million for the three months ended June 30, 2017. The increase in interest expense was principally due to an increase in our indebtedness as a result of the acquisition of U.S. HealthWorks.
Income Taxes
We recorded income tax expense of $21.1 million for the three months ended June 30, 2018, which represented an effective tax rate of 25.8%. We recorded income tax expense of $32.4 million for the three months ended June 30, 2017, which represented an effective tax rate of 38.7%. The lower effective tax rate for the three months ended June 30, 2018 resulted primarily from the effects of the federal tax reform legislation enacted on December 22, 2017.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $14.0 million for the three months ended June 30, 2018, compared to $9.2 million for the three months ended June 30, 2017. The increase was principally due to the improved operating performance of our Concentra segment and several of our joint venture rehabilitation hospitals.

Six Months Ended June 30, 2018, Compared to Six Months Ended June 30, 2017
In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, non-operating gain (loss), interest expense, income taxes, and net income attributable to non-controlling interests, which, in each case, are the same for Holdings and Select.
Net Operating Revenues
Our net operating revenues increased 16.2% to $2,549.2 million for the six months ended June 30, 2018, compared to $2,194.0 million for the six months ended June 30, 2017.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 2.6% to $907.1 million for the six months ended June 30, 2018, compared to $884.3 million for the six months ended June 30, 2017. Our patient days increased 3.1% to 521,972 days for the six months ended June 30, 2018, compared to 506,399 days for the six months ended June 30, 2017, which was the principal cause of the increase in net operating revenues during the six months ended June 30, 2018. Additionally, our occupancy increased to 69% for the six months ended June 30, 2018, compared to 67% for the six months ended June 30, 2017. Our net revenue per patient day was $1,721 for the six months ended June 30, 2018, compared to $1,732 for the six months ended June 30, 2017. The decrease principally resulted from changes we experienced in both our Medicare and non-Medicare net revenue per patient day during the six months ended June 30, 2018.
Rehabilitation Hospital Segment.    Net operating revenues increased 17.7% to $348.5 million for the six months ended June 30, 2018, compared to $296.2 million for the six months ended June 30, 2017. The increase in net operating revenues was principally attributable to an increase in patient volumes during the six months ended June 30, 2018. Our patient days increased 20.7% to 154,305 days for the six months ended June 30, 2018, compared to 127,850 days for the six months ended June 30, 2017. The increase in patient days was principally attributable to our rehabilitation hospitals which commenced operations during 2016 and 2017. Our net revenue per patient day increased 4.6% to $1,615 for the six months ended June 30, 2018, compared to $1,544 for the six months ended June 30, 2017. This increase was principally attributable to an increase in our non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues increased 3.8% to $524.6 million for the six months ended June 30, 2018, compared to $505.4 million for the six months ended June 30, 2017. The increase in net operating revenues was principally attributable to an increase in our net revenue per visit, which increased 3.0% to $103 for the six months ended June 30, 2018, compared to $100 for the six months ended June 30, 2017. Our net revenue per visit benefited from improved contracted rates with some of our payors. Visits increased to 4,212,120 for the six months ended June 30, 2018, compared to 4,182,550 visits for the six months ended June 30, 2017. The increase in visits resulted principally from start-up and newly acquired outpatient rehabilitation clinics.
Concentra Segment.    Net operating revenues increased 51.5% to $768.9 million for the six months ended June 30, 2018, compared to $507.5 million for the six months ended June 30, 2017. The increase in net operating revenues was principally due to the acquisition of U.S. HealthWorks on February 1, 2018, which contributed $229.4 million of net operating revenues during the period. Visits in our centers increased 45.3% to 5,620,180 for the six months ended June 30, 2018, compared to 3,869,070 visits for the six months ended June 30, 2017. Net revenue per visit increased 8.7% to $125 for the six months ended June 30, 2018, compared to $115 for the six months ended June 30, 2017. The increase in net revenue per visit was driven principally by U.S. HealthWorks visits, which yield higher per visit rates, as well as an increase in workers’ compensation reimbursement rates in our existing Concentra centers.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $2,221.5 million, or 87.2% of net operating revenues, for the six months ended June 30, 2018, compared to $1,905.7 million, or 86.9% of net operating revenues, for the six months ended June 30, 2017. Our cost of services, a major component of which is labor expense, was $2,160.5 million, or 84.8% of net operating revenues, for the six months ended June 30, 2018, compared to $1,849.3 million, or 84.3% of net operating revenues, for the six months ended June 30, 2017. The increase in our operating expenses relative to our net operating revenues was principally attributable to our critical illness recovery hospital segment, which experienced relative increases in wages, benefits, and other operating costs during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. Facility rent expense, a component of cost of services, was $132.1 million for the six months ended June 30, 2018, compared to $113.8 million for the six months ended June 30, 2017. The increase in our facility rent expense was primarily attributable to the acquisition of U.S. HealthWorks. General and administrative expenses were $61.0 million, or 2.4% of net operating revenues, for the six months ended June 30, 2018, which included $2.9 million of U.S. HealthWorks acquisition costs. General and administrative expenses were $56.4 million, or 2.6% of net operating revenues, for the six months ended June 30, 2017.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $133.7 million for the six months ended June 30, 2018, compared to $147.4 million for the six months ended June 30, 2017. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 14.7% for the six months ended June 30, 2018, compared to 16.7% for the six months ended June 30, 2017. Our Adjusted EBITDA and Adjusted EBITDA margin decreased as a result of a decline in net revenue per patient day, as discussed above under “Net Operating Revenues,” and an increase in labor expenses and other operating expenses relative to net operating revenues, as discussed above under “Operating Expenses.”
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 39.3% to $55.0 million for the six months ended June 30, 2018, compared to $39.5 million for the six months ended June 30, 2017. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 15.8% for the six months ended June 30, 2018, compared to 13.3% for the six months ended June 30, 2017. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were primarily driven by our rehabilitation hospitals which commenced operations during 2016 and 2017. These hospitals have experienced increases in occupancy during the six months ended June 30, 2018, allowing our facilities to operate at lower relative costs compared to the prior period. The increases in Adjusted EBITDA and Adjusted EBITDA margin were also attributable to an increase in net revenue per patient day, as discussed above under “Net Operating Revenues.” Adjusted EBITDA losses in our start-up hospitals were $3.0 million for the six months ended June 30, 2018, compared to $3.2 million or the six months ended June 30, 2017.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $72.5 million for the six months ended June 30, 2018, compared to $73.3 million for the six months ended June 30, 2017. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.8% for the six months ended June 30, 2018, compared to 14.5% for the six months ended June 30, 2017. For the six months ended June 30, 2018, our Adjusted EBITDA and Adjusted EBITDA margins declined as a result of increased labor costs relative to our net operating revenues as well as a decline in patient visits, without a corresponding reduction in operating costs, in regions impacted by severe winter weather conditions during the first quarter of 2018.
Concentra Segment.    Adjusted EBITDA increased 52.2% to $130.4 million for the six months ended June 30, 2018, compared to $85.7 million for the six months ended June 30, 2017. Our Adjusted EBITDA margin for the Concentra segment was 17.0% for the six months ended June 30, 2018, compared to 16.9% for the six months ended June 30, 2017. The increase in Adjusted EBITDA was principally due to the operating results of U.S. HealthWorks, which we acquired on February 1, 2018.
Other.    The Adjusted EBITDA loss was $50.0 million for the six months ended June 30, 2018, compared to an Adjusted EBITDA loss of $48.2 million for the six months ended June 30, 2017. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.
Depreciation and Amortization
Depreciation and amortization expense was $98.5 million for the six months ended June 30, 2018, compared to $80.9 million for the six months ended June 30, 2017. The increase principally occurred within our Concentra segment due to the acquisition of U.S. HealthWorks.

Income from Operations
For the six months ended June 30, 2018, we had income from operations of $229.2 million, compared to $207.4 million for the six months ended June 30, 2017. The increase in income from operations resulted principally from the improved performance of our rehabilitation hospital segment and the growth of our Concentra segment, as discussed above.
Loss on Early Retirement of Debt
During the six months ended June 30, 2018, we amended both Select and Concentra’s credit facilities, as discussed above under “Significant Events,” which resulted in losses on early retirement of debt of $10.3 million during the six months ended June 30, 2018.
During the six months ended June 30, 2017, we refinanced Select’s senior secured credit facilities which resulted in a loss on early retirement of debt of $19.7 million during the six months ended June 30, 2017.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the six months ended June 30, 2018, we had equity in earnings of unconsolidated subsidiaries of $9.5 million, compared to $11.2 million for the six months ended June 30, 2017.
Non-Operating Gain
We recognized a non-operating gain of $6.9 million during the six months ended June 30, 2018. The non-operating gain was principally attributable to the sale of outpatient rehabilitation clinics to a non-consolidating subsidiary.
Interest Expense
Interest expense was $97.3 million for the six months ended June 30, 2018, compared to $78.5 million for the six months ended June 30, 2017. The increase in interest expense was principally due to an increase in our indebtedness as a result of the acquisition of U.S. HealthWorks.
Income Taxes
We recorded income tax expense of $33.4 million for the six months ended June 30, 2018, which represented an effective tax rate of 24.2%. We recorded income tax expense of $45.6 million for the six months ended June 30, 2017, which represented an effective tax rate of 37.9%. The lower effective tax rate for the six months ended June 30, 2018 resulted primarily from the effects of the federal tax reform legislation enacted on December 22, 2017 and the discrete tax benefits realized from certain equity interests redeemed as part of the closing of the U.S. HealthWorks transaction during the first quarter of 2018.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $24.3 million for the six months ended June 30, 2018, compared to $16.8 million for the six months ended June 30, 2017. The increase was principally due to the improved operating performance of our Concentra segment and several of our joint venture rehabilitation hospitals.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2018 and Six Months Ended June 30, 2017
In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Six Months Ended June 30,
	2017	2018
	(in thousands)
Cash flows provided by operating activities	$40,340	$216,950
Cash flows used in investing activities	(99,132)	(595,971)
Cash flows provided by financing activities	33,562	397,501
Net increase (decrease) in cash and cash equivalents	(25,230)	18,480
Cash and cash equivalents at beginning of period	99,029	122,549
Cash and cash equivalents at end of period	$73,799	$141,029
Operating activities provided $217.0 million of cash flows for the six months ended June 30, 2018, compared to $40.3 million of cash flows for the six months ended June 30, 2017. The increase in operating cash flows for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was principally driven by the change in our accounts receivable in their respective periods. Our days sales outstanding decreased from 58 days at December 31, 2017 to 54 days at June 30, 2018 while our days sales outstanding increased from 51 days at December 31, 2016 to 59 days at June 30, 2017. The decrease in days sales outstanding during the six months ended June 30, 2018 resulted from the recoupment of Medicare periodic interim underpayments from prior periods. The increase in days sales outstanding during the six months ended June 30, 2017 was caused by the significant underpayments we received through the Medicare periodic interim payment program in our critical illness recovery hospitals. Additionally, we received overpayments during 2016 which were repaid during the first quarter of 2017. Our days sales outstanding will fluctuate based upon variability in our collection cycles.
Investing activities used $596.0 million of cash flows for the six months ended June 30, 2018. The principal uses of cash were $515.0 million related to the acquisition of U.S. HealthWorks and $81.6 million for purchases of property and equipment. Investing activities used $99.1 million of cash flows for the six months ended June 30, 2017. The principal uses of cash were $105.3 million for purchases of property and equipment and $18.5 million of acquisition-related payments, offset in part by $34.6 million of proceeds from the sale of assets.
Financing activities provided $397.5 million of cash flows for the six months ended June 30, 2018. The principal source of cash was from the issuance of term loans under the Concentra credit facilities which resulted in net proceeds of $779.9 million. This was offset in part by $301.2 million of distributions to non-controlling interests, of which $294.9 million related to the redemption and reorganization transactions executed under the Purchase Agreement, as described above under “Significant Events,” and $80.0 million of net repayments under the Select revolving facility.
Financing activities provided $33.6 million of cash flows for the six months ended June 30, 2017. The principal source of cash was net borrowings under the Select revolving facility of $80.0 million, offset in part by $23.1 million of cash used for a principal prepayment associated with the Concentra credit facilities, $2.9 million of cash used for a term loan payment associated with the Select credit facilities, and $9.2 million of cash used for financing costs.

Capital Resources
Working capital.  We had net working capital of $392.0 million at June 30, 2018, compared to $315.4 million at December 31, 2017. The increase in net working capital was primarily due to the acquisition of U.S. HealthWorks and an increase in our accounts receivable.
Select credit facilities.
On March 22, 2018, Select entered into Amendment No. 1 to the Select credit agreement dated March 6, 2017. Amendment No. 1 (i) decreased the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement and subject to an Adjusted LIBO floor of 1.00%) plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate (as defined in the Select credit agreement and subject to an Alternate Base Rate floor of 2.00%) plus 2.50% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio (as defined in the Select credit agreement); (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternative Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternative Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case based on Select’s total net leverage ratio; (iii) extended the maturity date for the Select term loans from March 6, 2024 to March 6, 2025; and (iv) made certain other technical amendments to the Select credit agreement as set forth therein.
At June 30, 2018, Select had outstanding borrowings under the Select credit facilities consisting of $1,135.6 million in Select term loans (excluding unamortized discounts and debt issuance costs of $22.9 million) and borrowings of $150.0 million (excluding letters of credit) under the Select revolving facility. At June 30, 2018, Select had $262.0 million of availability under the Select revolving facility after giving effect to $38.0 million of outstanding letters of credit.
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
In addition, on February 1, 2018, Concentra entered into the Concentra second lien credit agreement. The Concentra second lien credit agreement provided for a $240.0 million Concentra second lien term loan with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
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
At June 30, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,414.2 million of term loans (excluding unamortized discounts and debt issuance costs of $25.0 million). Concentra did not have any borrowings under the Concentra revolving facility. At June 30, 2018, Concentra had $61.9 million of availability under its revolving facility after giving effect to $13.1 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2018, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended June 30, 2018. Since the inception of the program through June 30, 2018, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.
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
Use of Capital Resources.  We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers and from time to time we may also develop new rehabilitation hospitals and occupational health centers. We also intend to open new outpatient rehabilitation clinics in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow through opportunistic acquisitions, such as the acquisition of U.S. HealthWorks.

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
Recent Accounting Pronouncements
Lease Accounting
Beginning in February 2016, the Financial Accounting Standards Board (the “FASB”) issued several Accounting Standards Updates (“ASU”) which established Topic 842, Leases (the “standard”). This standard includes a lessee accounting model that recognizes two types of leases: finance and operating. This standard requires that a lessee recognize on the balance sheet assets and liabilities for all leases with lease terms of more than twelve months. Lessees will need to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as finance or operating lease. For short-term leases of twelve months or less, lessees are permitted to make an accounting election by class of underlying asset not to recognize right-of-use assets or lease liabilities. If the alternative is elected, lease expense would be recognized generally on the straight-line basis over the respective lease term.
The amendments in the standard will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. A modified retrospective approach is required for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.
Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight‑line basis over the respective lease terms in the consolidated statements of operations.
The Company will implement the new standard beginning January 1, 2019. The Company has completed its inventory of leases and has begun to implement a new IT platform to account for leases under the new standard.  The Company is currently validating the data in the IT platform to ensure it is complete and accurate. The Company’s remaining implementation efforts are focused on designing accounting processes, disclosure processes, and internal controls in order to account for its leases under the new standard.
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

The Company adopted the new standard on January 1, 2018, using the full retrospective transition method. Adoption of the revenue recognition standard impacted the Company’s reported results as follows:

	Three Months Ended June 30, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$1,120,675	$1,102,465	$(18,210)
Bad debt expense	18,174	(36)	(18,210)

	Six Months Ended June 30, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$2,232,036	$2,193,982	$(38,054)
Bad debt expense	38,799	745	(38,054)

Condensed Consolidated Statements of Cash Flows
Provision for bad debts	38,799	745	$(38,054)
Changes in accounts receivable	(179,003)	(140,949)	38,054
 _____________________________________________________________

(1)	Bad debt expense is now included in cost of services on the condensed consolidated statements of operations.

	December 31, 2017
	As Reported	As Adjusted	Adoption Impact
	(in thousands)
Condensed Consolidated Balance Sheets
Accounts receivable	$767,276	$691,732	$(75,544)
Allowance for doubtful accounts	75,544	—	(75,544)
Accounts receivable	$691,732	$691,732	$—
The Company has presented the applicable disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers in Note 7 of the Company’s condensed consolidated financial statements.
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
At June 30, 2018, Select had outstanding borrowings under the Select credit facilities consisting of $1,135.6 million of Select term loans (excluding unamortized discounts and debt issuance costs of $22.9 million) and borrowings of $150.0 million (excluding letters of credit) under the Select revolving facility, which bear interest at variable rates.
At June 30, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,414.2 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $25.0 million), which bear interest at variable rates. Concentra did not have any borrowings under the Concentra revolving facility.
Each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra’s variable rate debt by $6.7 million per annum.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra consummated the acquisition of U.S. HealthWorks. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Contract Therapy Subpoena. On May 18, 2017, the Company received a subpoena from the U.S. Attorney’s Office for the District of New Jersey seeking various documents principally relating to the Company’s contract therapy division, which contracted to furnish rehabilitation therapy services to residents of skilled nursing facilities (“SNFs”) and other providers. The Company operated its contract therapy division through a subsidiary until March 31, 2016, when the Company sold the stock of the subsidiary. The subpoena seeks documents that appear to be aimed at assessing whether therapy services were furnished and billed in compliance with Medicare SNF billing requirements, including whether therapy services were coded at inappropriate levels and whether excessive or unnecessary therapy was furnished to justify coding at higher paying levels. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company is producing documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2018 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended June 30, 2018 under the authorized common stock repurchase program.
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2018. As set forth below, the shares repurchased during the three months ended June 30, 2018 relate entirely to shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2018	42,517	$18.05	—	$185,249,408
May 1 - May 31, 2018	—	—	—	185,249,408
June 1 - June 30, 2018	—	—	—	185,249,408
Total	42,517	$18.05	—	$185,249,408

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

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2018, (ii) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2018, (iv) Condensed Consolidated Statements of Changes in Equity and Income for the six months ended June 30, 2018 and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated:  August 2, 2018

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated:  August 2, 2018