Form 10-Q
period 2018-09-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2018-11-01
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as such Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐
Indicate by check mark whether the Registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files).   Yes ☒  No ☐
Indicate by check mark whether the Registrant, Select Medical Holdings Corporation, is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2018, Select Medical Holdings Corporation had outstanding 135,331,864 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$122,549	$160,413	$122,549	$160,413
Accounts receivable	691,732	746,816	691,732	746,816
Prepaid income taxes	31,387	19,852	31,387	19,852
Other current assets	75,158	96,214	75,158	96,214
Total Current Assets	920,826	1,023,295	920,826	1,023,295
Property and equipment, net	912,591	965,390	912,591	965,390
Goodwill	2,782,812	3,311,459	2,782,812	3,311,459
Identifiable intangible assets, net	326,519	444,847	326,519	444,847
Other assets	184,418	235,190	184,418	235,190
Total Assets	$5,127,166	$5,980,181	$5,127,166	$5,980,181
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$29,463	$23,291	$29,463	$23,291
Current portion of long-term debt and notes payable	22,187	24,175	22,187	24,175
Accounts payable	128,194	137,540	128,194	137,540
Accrued payroll	160,562	176,221	160,562	176,221
Accrued vacation	92,875	106,026	92,875	106,026
Accrued interest	19,885	23,648	19,885	23,648
Accrued other	143,166	188,079	143,166	188,079
Income taxes payable	9,071	6,129	9,071	6,129
Total Current Liabilities	605,403	685,109	605,403	685,109
Long-term debt, net of current portion	2,677,715	3,305,533	2,677,715	3,305,533
Non-current deferred tax liability	124,917	148,227	124,917	148,227
Other non-current liabilities	145,709	174,170	145,709	174,170
Total Liabilities	3,553,744	4,313,039	3,553,744	4,313,039
Commitments and contingencies (Note 10)
Redeemable non-controlling interests	640,818	779,574	640,818	779,574
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 134,114,715 and 135,140,269 shares issued and outstanding at 2017 and 2018, respectively	134	135	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	463,499	477,822	947,370	964,683
Retained earnings (accumulated deficit)	359,735	296,635	(124,002)	(190,091)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	823,368	774,592	823,368	774,592
Non-controlling interests	109,236	112,976	109,236	112,976
Total Equity	932,604	887,568	932,604	887,568
Total Liabilities and Equity	$5,127,166	$5,980,181	$5,127,166	$5,980,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2017	2018	2017	2018
Net operating revenues	$1,077,014	$1,267,401	$1,077,014	$1,267,401
Costs and expenses:
Cost of services	939,079	1,087,062	939,079	1,087,062
General and administrative	27,065	29,975	27,065	29,975
Depreciation and amortization	38,772	50,527	38,772	50,527
Total costs and expenses	1,004,916	1,167,564	1,004,916	1,167,564
Income from operations	72,098	99,837	72,098	99,837
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	4,431	5,432	4,431	5,432
Non-operating gain	—	2,139	—	2,139
Interest expense	(37,688)	(50,669)	(37,688)	(50,669)
Income before income taxes	38,841	56,739	38,841	56,739
Income tax expense	14,017	14,060	14,017	14,060
Net income	24,824	42,679	24,824	42,679
Less: Net income attributable to non-controlling interests	6,362	9,762	6,362	9,762
Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$18,462	$32,917	$18,462	$32,917
Income per common share:
Basic	$0.14	$0.24
Diluted	$0.14	$0.24
Weighted average shares outstanding:
Basic	129,142	130,387
Diluted	129,322	130,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Net operating revenues	$3,270,996	$3,816,575	$3,270,996	$3,816,575
Costs and expenses:
Cost of services	2,788,411	3,247,606	2,788,411	3,247,606
General and administrative	83,415	90,951	83,415	90,951
Depreciation and amortization	119,644	149,022	119,644	149,022
Total costs and expenses	2,991,470	3,487,579	2,991,470	3,487,579
Income from operations	279,526	328,996	279,526	328,996
Other income and expense:
Loss on early retirement of debt	(19,719)	(10,255)	(19,719)	(10,255)
Equity in earnings of unconsolidated subsidiaries	15,618	14,914	15,618	14,914
Non-operating gain (loss)	(49)	9,016	(49)	9,016
Interest expense	(116,196)	(147,991)	(116,196)	(147,991)
Income before income taxes	159,180	194,680	159,180	194,680
Income tax expense	59,593	47,460	59,593	47,460
Net income	99,587	147,220	99,587	147,220
Less: Net income attributable to non-controlling interests	23,200	34,053	23,200	34,053
Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$76,387	$113,167	$76,387	$113,167
Income per common share:
Basic	$0.57	$0.84
Diluted	$0.57	$0.84
Weighted average shares outstanding:
Basic	128,745	129,972
Diluted	128,916	130,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

		Select Medical Holdings Corporation Stockholders
	Redeemable Non-controlling Interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$640,818	134,115	$134	$463,499	$359,735	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation					113,167	113,167		113,167
Net income attributable to non-controlling interests	25,896					—	8,157	8,157
Issuance of restricted stock		1,222	1	(1)		—		—
Forfeitures of unvested restricted stock		(88)	0	0		—		—
Vesting of restricted stock				15,059		15,059		15,059
Repurchase of common shares		(285)	0	(2,989)	(2,651)	(5,640)		(5,640)
Exercise of stock options		176	0	1,633		1,633		1,633
Issuance and exchange of non-controlling interests	163,659			1,553	74,341	75,894	1,921	77,815
Distributions to and purchases of non-controlling interests	(215,847)			(932)	(83,617)	(84,549)	(7,471)	(92,020)
Redemption adjustment on non-controlling interests	164,065				(164,065)	(164,065)		(164,065)
Other	983				(275)	(275)	1,133	858
Balance at September 30, 2018	$779,574	135,140	$135	$477,822	$296,635	$774,592	$112,976	$887,568

		Select Medical Corporation Stockholders
	Redeemable Non-controlling Interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	$640,818	0	$0	$947,370	$(124,002)	$823,368	$109,236	$932,604
Net income attributable to Select Medical Corporation					113,167	113,167		113,167
Net income attributable to non-controlling interests	25,896					—	8,157	8,157
Additional investment by Holdings				1,633		1,633		1,633
Dividends declared and paid to Holdings					(5,640)	(5,640)		(5,640)
Contribution related to restricted stock award issuances by Holdings				15,059		15,059		15,059
Issuance and exchange of non-controlling interests	163,659			1,553	74,341	75,894	1,921	77,815
Distributions to and purchases of non-controlling interests	(215,847)			(932)	(83,617)	(84,549)	(7,471)	(92,020)
Redemption adjustment on non-controlling interests	164,065				(164,065)	(164,065)		(164,065)
Other	983				(275)	(275)	1,133	858
Balance at September 30, 2018	$779,574	0	$0	$964,683	$(190,091)	$774,592	$112,976	$887,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2018	2017	2018
Operating activities
Net income	$99,587	$147,220	$99,587	$147,220
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	14,542	10,734	14,542	10,734
Depreciation and amortization	119,644	149,022	119,644	149,022
Provision for bad debts	914	(373)	914	(373)
Equity in earnings of unconsolidated subsidiaries	(15,618)	(14,914)	(15,618)	(14,914)
Loss on extinguishment of debt	6,527	484	6,527	484
Gain on sale of assets and businesses	(9,499)	(9,129)	(9,499)	(9,129)
Stock compensation expense	14,227	17,175	14,227	17,175
Amortization of debt discount, premium and issuance costs	8,546	9,845	8,546	9,845
Deferred income taxes	(6,126)	(2,092)	(6,126)	(2,092)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(143,308)	23,495	(143,308)	23,495
Other current assets	(2,677)	(10,274)	(2,677)	(10,274)
Other assets	1,407	4,828	1,407	4,828
Accounts payable	3,913	(3,507)	3,913	(3,507)
Accrued expenses	18,752	49,391	18,752	49,391
Income taxes	19,141	9,072	19,141	9,072
Net cash provided by operating activities	129,972	380,977	129,972	380,977
Investing activities
Business combinations, net of cash acquired	(19,371)	(519,258)	(19,371)	(519,258)
Purchases of property and equipment	(173,800)	(121,039)	(173,800)	(121,039)
Investment in businesses	(11,374)	(12,936)	(11,374)	(12,936)
Proceeds from sale of assets and businesses	34,555	6,691	34,555	6,691
Net cash used in investing activities	(169,990)	(646,542)	(169,990)	(646,542)
Financing activities
Borrowings on revolving facilities	805,000	420,000	805,000	420,000
Payments on revolving facilities	(705,000)	(585,000)	(705,000)	(585,000)
Proceeds from term loans	1,139,487	779,904	1,139,487	779,904
Payments on term loans	(1,176,567)	(8,625)	(1,176,567)	(8,625)
Revolving facility debt issuance costs	(4,392)	(1,333)	(4,392)	(1,333)
Borrowings of other debt	27,571	30,134	27,571	30,134
Principal payments on other debt	(15,112)	(17,971)	(15,112)	(17,971)
Repurchase of common stock	(3,603)	(5,640)	—	—
Dividends paid to Holdings	—	—	(3,603)	(5,640)
Proceeds from exercise of stock options	1,634	1,633	—	—
Equity investment by Holdings	—	—	1,634	1,633
Decrease in overdrafts	(20,439)	(6,172)	(20,439)	(6,172)
Proceeds from issuance of non-controlling interests	8,986	2,926	8,986	2,926
Distributions to non-controlling interests	(9,276)	(306,427)	(9,276)	(306,427)
Net cash provided by financing activities	48,289	303,429	48,289	303,429
Net increase in cash and cash equivalents	8,271	37,864	8,271	37,864
Cash and cash equivalents at beginning of period	99,029	122,549	99,029	122,549
Cash and cash equivalents at end of period	$107,300	$160,413	$107,300	$160,413
Supplemental Information
Cash paid for interest	$101,341	$134,378	$101,341	$134,378
Cash paid for taxes	46,553	40,460	46,553	40,460
Non-cash equity exchange for acquisition of U.S. HealthWorks	—	238,000	—	238,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.              Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2018, and for the three and nine month periods ended September 30, 2017 and 2018, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2018.
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
The amendments in the standard will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. There are two transition approaches available under the standard: a modified retrospective approach for leases that exist, or are entered into, after the beginning of the earliest comparative period in the financial statements or a cumulative-effect approach with an adjustment to the opening balance of retained earnings in the period of adoption.
Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight-line basis over the respective lease terms in the consolidated statements of operations.

The Company will implement the new standard beginning January 1, 2019, using the cumulative-effect approach, without adjusting the comparative periods. The Company has completed its inventory of leases and has begun to implement a new technology platform to account for leases under the new standard.  The Company has substantially completed validating its lease data to ensure it is complete and accurate. The Company’s remaining implementation efforts are focused on designing accounting processes, disclosure processes, and internal controls in order to account for its leases under the new standard.
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impacts that adoption of this ASU will have on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
Beginning in May 2014, the FASB issued several ASUs which established Topic 606, Revenue from Contracts with Customers (the “revenue recognition standard”). This revenue recognition standard supersedes existing revenue recognition requirements and seeks to eliminate most industry-specific guidance under current GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company adopted the new revenue recognition standard on January 1, 2018, using the full retrospective transition method. Adoption of the revenue recognition standard impacted the Company’s reported results as follows:

	Three Months Ended September 30, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$1,097,166	$1,077,014	$(20,152)
Bad debt expense	20,321	169	(20,152)

	Nine Months Ended September 30, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$3,329,202	$3,270,996	$(58,206)
Bad debt expense	59,120	914	(58,206)

Condensed Consolidated Statements of Cash Flows
Provision for bad debts	$59,120	$914	$(58,206)
Changes in accounts receivable	(201,514)	(143,308)	58,206
 _____________________________________________________________
(1) Bad debt expense is now included in cost of services on the condensed consolidated statements of operations.

	December 31, 2017
	As Reported	As Adjusted	Adoption Impact
	(in thousands)
Condensed Consolidated Balance Sheets
Accounts receivable	$767,276	$691,732	$(75,544)
Allowance for doubtful accounts	75,544	—	(75,544)
Accounts receivable	$691,732	$691,732	$—

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
3.  Acquisitions
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra Inc. (“Concentra”) acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, Inc. (“U.S. HealthWorks”), an occupational medicine and urgent care service provider, pursuant to the terms of an Equity Purchase and Contribution Agreement (the “Purchase Agreement”) dated as of October 22, 2017, by and among Concentra, U.S. HealthWorks, Concentra Group Holdings, LLC (“Concentra Group Holdings”), Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”) and Dignity Health Holding Corporation (“DHHC”). For the nine months ended September 30, 2018, the Company recognized $2.9 million of U.S. HealthWorks acquisition costs which are included in general and administrative expense.
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
The following table reconciles the preliminary allocation of estimated fair value to identifiable net assets and goodwill to the consideration given for the acquired business (in thousands):

Identifiable tangible assets	$184,163
Identifiable intangible assets	140,406
Goodwill	533,124
Total assets	857,693
Total liabilities	104,693
Consideration given	$753,000

The preliminary fair value assigned to identifiable intangible assets was determined through the use of the income and cost approaches. Both valuation methods rely on management judgment including expected future cash flows, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. Useful lives for identifiable intangible assets were determined based upon the remaining useful economic lives of the identifiable intangible assets that are expected to contribute directly or indirectly to future cash flows. The valuations of tangible assets were derived using a combination of the market and cost approaches. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, and estimated selling prices.

	Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Customer relationships	$135,000	15.0 years
Trademarks	5,000	1.0 year
Favorable leasehold interests	406	2.9 years
Identifiable intangible assets	$140,406

The customer relationships and trademarks are being amortized on a straight-line basis over their expected useful lives. Favorable leasehold interests are being amortized over their remaining lease terms at the time of acquisition.
A preliminary estimate for goodwill of $533.1 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from U.S. HealthWorks’ future earnings potential and its assembled workforce. Goodwill has been assigned to the Concentra reporting unit and is not deductible for tax purposes. However, prior to its acquisition by the Company, U.S. HealthWorks completed certain acquisitions that resulted in tax deductible goodwill with an estimated value of $83.1 million, which the Company will deduct through 2032.
For the three months ended September 30, 2018, U.S. HealthWorks had net operating revenues of $133.3 million which is reflected in the Company’s consolidated statements of operations. For the period February 1, 2018 through September 30, 2018, U.S. HealthWorks had net operating revenues of $362.7 million which is reflected in the Company’s consolidated statements of operations for the nine months ended September 30, 2018. Due to the integrated nature of our operations, it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.
Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisition of U.S. HealthWorks occurred on January 1, 2017. These results are not necessarily indicative of results of future operations nor of the results that would have occurred had the acquisition been consummated on the aforementioned date.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands, except per share amounts)
Net revenue	$1,215,869	$1,267,401	$3,687,574	$3,864,155
Net income	21,929	45,721	85,317	153,144
Net income attributable to the Company	17,011	34,441	69,237	116,135
Income per common share:
Basic	$0.13	$0.26	$0.52	$0.86
Diluted	$0.13	$0.26	$0.52	$0.86

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
For the nine months ended September 30, 2017, pro forma results were adjusted to include the U.S. HealthWorks acquisition costs recognized by the Company during 2017 and 2018, which were approximately $5.7 million. For the nine months ended September 30, 2018, pro forma results were adjusted to exclude approximately $2.9 million of U.S. HealthWorks acquisition costs which were recognized by the Company during the period.

4.          Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2018:

	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2017	$1,045,220	$415,528	$647,522	$674,542	$2,782,812
Acquired	—	1,118	2,465	536,945	540,528
Measurement period adjustment	—	—	—	(2,472)	(2,472)
Sold	—	—	(9,409)	—	(9,409)
Balance as of September 30, 2018	$1,045,220	$416,646	$640,578	$1,209,015	$3,311,459
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

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2017			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	19,155	—	19,155	19,118	—	19,118
Accreditations	1,895	—	1,895	1,857	—	1,857
Finite-lived intangible assets:
Trademarks	—	—	—	5,000	(3,333)	1,667
Customer relationships	143,953	(38,281)	105,672	279,967	(55,760)	224,207
Favorable leasehold interests	13,295	(4,319)	8,976	13,553	(5,653)	7,900
Non-compete agreements	28,023	(3,900)	24,123	28,953	(5,553)	23,400
Total identifiable intangible assets	$373,019	$(46,500)	$326,519	$515,146	$(70,299)	$444,847

 The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At September 30, 2018, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 8.4 years, respectively.
The Company’s finite-lived customer relationships, non-compete agreements, and trademarks amortize over their estimated useful lives. Amortization expense was $4.4 million and $7.9 million for the three months ended September 30, 2017 and 2018, respectively. Amortization expense was $13.1 million and $22.1 million for the nine months ended September 30, 2017 and 2018, respectively. The Company’s leasehold interests have finite lives and are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date.
Estimated amortization expense for the Company’s finite-lived customer relationships, non-compete agreements, and trademarks for the remaining period of 2018 and each of the four succeeding years is as follows:

	2018	2019	2020	2021	2022
	(in thousands)
Amortization expense	$7,811	$26,490	$25,864	$25,648	$25,443

5.	Long-Term Debt and Notes Payable
For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.
As of September 30, 2018, the Company’s long-term debt and notes payable are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$607	$(5,122)	$705,485	$718,875
Credit facilities:
Revolving facility	65,000	—	—	65,000	59,800
Term loans	1,132,750	(11,000)	(11,058)	1,110,692	1,139,830
Other	49,004	—	(508)	48,496	48,496
Total Select debt	1,956,754	(10,393)	(16,688)	1,929,673	1,967,001
Concentra:
Credit facilities:
Term loans	1,414,175	(3,078)	(20,417)	1,390,680	1,427,181
Other	9,355	—	—	9,355	9,355
Total Concentra debt	1,423,530	(3,078)	(20,417)	1,400,035	1,436,536
Total debt	$3,380,284	$(13,471)	$(37,105)	$3,329,708	$3,403,537

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Select:
6.375% senior notes	$—	$—	$—	$710,000	$—	$—	$710,000
Credit facilities:
Revolving facility	—	—	—	—	65,000	—	65,000
Term loans	2,875	11,500	11,500	11,500	11,500	1,083,875	1,132,750
Other	3,992	5,391	24,285	221	—	15,115	49,004
Total Select debt	6,867	16,891	35,785	721,721	76,500	1,098,990	1,956,754
Concentra:
Credit facilities:
Term loans	—	—	5,719	12,365	1,156,091	240,000	1,414,175
Other	1,341	3,625	346	346	324	3,373	9,355
Total Concentra debt	1,341	3,625	6,065	12,711	1,156,415	243,373	1,423,530
Total debt	$8,208	$20,516	$41,850	$734,432	$1,232,915	$1,342,363	$3,380,284

As of December 31, 2017, the Company’s long-term debt and notes payable are as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$778	$(6,553)	$704,225	$727,750
Credit facilities:
Revolving facility	230,000	—	—	230,000	211,600
Term loans	1,141,375	(12,445)	(12,500)	1,116,430	1,154,215
Other	36,877	—	(533)	36,344	36,344
Total Select debt	2,118,252	(11,667)	(19,586)	2,086,999	2,129,909
Concentra:
Credit facilities:
Term loans	619,175	(2,257)	(10,668)	606,250	625,173
Other	6,653	—	—	6,653	6,653
Total Concentra debt	625,828	(2,257)	(10,668)	612,903	631,826
Total debt	$2,744,080	$(13,924)	$(30,254)	$2,699,902	$2,761,735

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
Concentra Credit Facilities
Concentra First Lien Credit Agreement
On February 1, 2018, Concentra entered into an amendment to its first lien credit agreement (the “Concentra first lien credit agreement”) dated June 1, 2015, by and among Concentra, as the borrower, Concentra Holdings, Inc., a subsidiary of Concentra Group Holdings Parent, JPMorgan Chase Bank, N.A., as the administrative agent and the collateral agent, and the other lenders party thereto. Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, as described below, together with cash on hand, to pay the cash purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC and to finance the redemption and reorganization transactions executed under the Purchase Agreement (as described in Note 3), as well as to pay fees and expenses associated with the financing.
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
Loss on Early Retirement of Debt
The amendments to the Select credit facilities and Concentra credit facilities resulted in losses on early retirement of debt totaling $10.3 million for the nine months ended September 30, 2018. The losses on early retirement of debt consisted of $0.5 million of debt extinguishment losses and $9.8 million of debt modification losses during the nine months ended September 30, 2018.
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

6.  Segment Information
The Company identifies its operating segments according to how the chief operating decision maker evaluates financial performance and allocates resources. During the year ended December 31, 2017, the Company changed its internal segment reporting structure which is reflective of how the Company now manages its business operations, reviews operating performance, and allocates resources. The Company’s reportable segments include the critical illness recovery hospital segment (previously referred to as the long term acute care segment), rehabilitation hospital segment (previously referred to as the inpatient rehabilitation segment), outpatient rehabilitation segment, and Concentra segment. Prior year results for the three and nine months ended September 30, 2017, presented herein have been recast to conform to the current presentation. The Company previously disclosed financial information for the following reportable segments: specialty hospitals, outpatient rehabilitation, and Concentra.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Net operating revenues:(1)
Critical illness recovery hospital(2)	$416,934	$420,108	$1,301,251	$1,327,236
Rehabilitation hospital(2)	157,499	176,885	453,702	525,428
Outpatient rehabilitation	246,644	265,927	751,999	790,491
Concentra	255,881	404,481	763,357	1,173,420
Other	56	—	687	—
Total Company	$1,077,014	$1,267,401	$3,270,996	$3,816,575
Adjusted EBITDA:
Critical illness recovery hospital(2)	$46,873	$53,292	$194,253	$186,989
Rehabilitation hospital(2)	22,581	25,343	62,038	80,314
Outpatient rehabilitation	29,298	34,531	102,575	107,003
Concentra	40,003	68,754	125,656	199,119
Other	(22,928)	(25,292)	(71,125)	(75,337)
Total Company	$115,827	$156,628	$413,397	$498,088
Total assets:
Critical illness recovery hospital(2)	$2,008,485	$1,785,336	$2,008,485	$1,785,336
Rehabilitation hospital(2)	740,276	888,342	740,276	888,342
Outpatient rehabilitation	945,765	991,105	945,765	991,105
Concentra	1,332,012	2,201,869	1,332,012	2,201,869
Other	97,269	113,529	97,269	113,529
Total Company	$5,123,807	$5,980,181	$5,123,807	$5,980,181
Purchases of property and equipment, net:
Critical illness recovery hospital(2)	$8,003	$8,134	$28,717	$31,455
Rehabilitation hospital(2)	29,373	8,769	77,707	29,766
Outpatient rehabilitation	6,496	7,209	19,370	22,565
Concentra	5,369	12,539	21,656	29,281
Other	19,257	2,740	26,350	7,972
Total Company	$68,498	$39,391	$173,800	$121,039

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2017
	Critical Illness Recovery Hospital(2)	Rehabilitation Hospital(2)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$46,873	$22,581	$29,298	$40,003	$(22,928)
Depreciation and amortization	(10,932)	(4,505)	(5,964)	(15,014)	(2,357)
Stock compensation expense	—	—	—	(212)	(4,745)
Income (loss) from operations	$35,941	$18,076	$23,334	$24,777	$(30,030)	$72,098
Equity in earnings of unconsolidated subsidiaries						4,431
Interest expense						(37,688)
Income before income taxes						$38,841

	Three Months Ended September 30, 2018
	Critical Illness Recovery Hospital(2)	Rehabilitation Hospital(2)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$53,292	$25,343	$34,531	$68,754	$(25,292)
Depreciation and amortization	(11,136)	(6,079)	(6,597)	(24,488)	(2,227)
Stock compensation expense	—	—	—	(767)	(5,497)
Income (loss) from operations	$42,156	$19,264	$27,934	$43,499	$(33,016)	$99,837
Equity in earnings of unconsolidated subsidiaries						5,432
Non-operating gain						2,139
Interest expense						(50,669)
Income before income taxes						$56,739

	Nine Months Ended September 30, 2017
	Critical Illness Recovery Hospital(2)	Rehabilitation Hospital(2)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$194,253	$62,038	$102,575	$125,656	$(71,125)
Depreciation and amortization	(34,891)	(14,500)	(18,182)	(46,566)	(5,505)
Stock compensation expense	—	—	—	(782)	(13,445)
Income (loss) from operations	$159,362	$47,538	$84,393	$78,308	$(90,075)	$279,526
Loss on early retirement of debt						(19,719)
Equity in earnings of unconsolidated subsidiaries						15,618
Non-operating loss						(49)
Interest expense						(116,196)
Income before income taxes						$159,180

	Nine Months Ended September 30, 2018
	Critical Illness Recovery Hospital(2)	Rehabilitation Hospital(2)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$186,989	$80,314	$107,003	$199,119	$(75,337)
Depreciation and amortization	(34,146)	(17,816)	(19,938)	(70,332)	(6,790)
Stock compensation expense	—	—	—	(2,116)	(15,059)
U.S. HealthWorks acquisition costs	—	—	—	(2,895)	—
Income (loss) from operations	$152,843	$62,498	$87,065	$123,776	$(97,186)	$328,996
Loss on early retirement of debt						(10,255)
Equity in earnings of unconsolidated subsidiaries						14,914
Non-operating gain						9,016
Interest expense						(147,991)
Income before income taxes						$194,680
_______________________________________________________________________________

(1)	Net operating revenues were retrospectively conformed to reflect the adoption Topic 606, Revenue from Contracts with Customers.

(2)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

7. Revenue from Contracts with Customers
Net operating revenues consist primarily of patient service revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues by operating segment for the three and nine months ended September 30, 2017 and 2018:

	Three Months Ended September 30, 2017
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$217,116	$64,227	$36,821	$472
Non-Medicare	195,872	53,054	179,171	253,437
Total patient services revenues	412,988	117,281	215,992	253,909
Other revenues	3,946	40,218	30,652	1,972
Total net operating revenues	$416,934	$157,499	$246,644	$255,881

	Three Months Ended September 30, 2018
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$210,101	$71,564	$40,563	$455
Non-Medicare	206,629	64,322	185,787	401,537
Total patient services revenues	416,730	135,886	226,350	401,992
Other revenues	3,378	40,999	39,577	2,489
Total net operating revenues	$420,108	$176,885	$265,927	$404,481

	Nine Months Ended September 30, 2017
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$682,286	$183,820	$111,638	$1,588
Non-Medicare	610,372	151,731	551,983	755,345
Total patient services revenues	1,292,658	335,551	663,621	756,933
Other revenues	8,593	118,151	88,378	6,424
Total net operating revenues	$1,301,251	$453,702	$751,999	$763,357

	Nine Months Ended September 30, 2018
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$676,950	$217,459	$120,228	$1,600
Non-Medicare	639,718	188,611	569,298	1,164,711
Total patient services revenues	1,316,668	406,070	689,526	1,166,311
Other revenues	10,568	119,358	100,965	7,109
Total net operating revenues	$1,327,236	$525,428	$790,491	$1,173,420
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
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law which made significant changes to the Internal Revenue Code. These changes included a corporate tax rate decrease from 35.0% to 21.0% effective after December 31, 2017. Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	Three Months Ended September 30,
	2017	2018
Federal income tax at statutory rate	35.0%	21.0%
State and local income taxes, less federal income tax benefit	4.0	5.0
Permanent differences	0.8	2.7
Valuation allowance	0.1	(0.1)
Uncertain tax positions	0.2	0.2
Non-controlling interest	(1.6)	(1.0)
Stock-based compensation	(2.3)	(2.7)
Other	(0.1)	(0.3)
Total effective income tax rate	36.1%	24.8%

	Nine Months Ended September 30,
	2017	2018
Federal income tax at statutory rate	35.0%	21.0%
State and local income taxes, less federal income tax benefit	3.8	4.7
Permanent differences	1.1	2.1
Valuation allowance	0.2	(0.1)
Uncertain tax positions	0.2	0.2
Non-controlling interest	(1.8)	(1.8)
Stock-based compensation	(0.9)	(2.6)
Other	(0.2)	0.9
Total effective income tax rate	37.4%	24.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands, except per share amounts)
Numerator:
Net income attributable to Select Medical Holdings Corporation	$18,462	$32,917	$76,387	$113,167
Less: Earnings allocated to unvested restricted stockholders	608	1,098	2,464	3,732
Net income available to common stockholders	$17,854	$31,819	$73,923	$109,435
Denominator:
Weighted average shares—basic	129,142	130,387	128,745	129,972
Effect of dilutive securities:
Stock options	180	60	171	94
Weighted average shares—diluted	129,322	130,447	128,916	130,066
Basic income per common share:	$0.14	$0.24	$0.57	$0.84
Diluted income per common share:	$0.14	$0.24	$0.57	$0.84

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
Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital-Wilmington, Inc. (“SSH‑Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16‑347‑LPS. The Complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH‑Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff‑relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH‑Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH‑Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, in May 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff‑relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that defendants violated the Delaware False Claims and Reporting Act. It denied the defendants’ motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to plaintiff-relator’s failure to timely serve the amended complaint upon her.
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
11.  Subsequent Events
Amendment to the Select Credit Facilities
On October 26, 2018, Select entered into Amendment No. 2 to the Select credit agreement (“Amendment No. 2”). Among other things, Amendment No. 2 (i) decreased the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement) plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternative Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternative Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified total net leverage ratio (as defined in the Select credit agreement), and (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternative Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternative Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified total net leverage ratio. As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Select credit agreement are no longer subject to the currently applicable floor.
Amendment to the Concentra Credit Facilities
On October 26, 2018, Concentra entered into Amendment No. 4 to the Concentra first lien credit agreement (“Amendment No. 4”). Among other things, Amendment No. 4 (i) provided the applicable interest rate on the tranche B term loans under the Concentra first lien credit agreement is the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 2.50% to 2.75% (with 2.75% being the initial rate), or the Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 1.50% to 1.75% (with 1.75% being the initial rate), in each case subject to a specified credit rating, and (ii) decreased the applicable interest rate on the loans outstanding under the Concentra revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 2.75% to 3.00% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate plus a percentage ranging from 1.75% to 2.00% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to Concentra’s first lien net leverage ratio (as defined in the Concentra first lien credit agreement). As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Concentra first lien credit agreement are no longer subject to the currently applicable floor.

12.  Condensed Consolidating Financial Information
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

Select Medical Corporation
Condensed Consolidating Balance Sheet
September 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Assets
Current Assets:
Cash and cash equivalents	$77	$5,627	$3,045	$151,664	$—		$160,413
Accounts receivable	—	412,454	123,622	210,740	—		746,816
Intercompany receivables	—	1,722,475	75,391	—	(1,797,866)	(a)	—
Prepaid income taxes	16,325	—	—	3,527	—		19,852
Other current assets	15,441	32,281	14,839	33,653	—		96,214
Total Current Assets	31,843	2,172,837	216,897	399,584	(1,797,866)		1,023,295
Property and equipment, net	36,947	615,299	90,821	222,323	—		965,390
Investment in affiliates	4,448,449	123,809	—	—	(4,572,258)	(b)(c)	—
Goodwill	—	2,102,444	—	1,209,015	—		3,311,459
Identifiable intangible assets, net	3	102,423	4,972	337,449	—		444,847
Other assets	38,861	137,897	33,902	33,498	(8,968)	(e)	235,190
Total Assets	$4,556,103	$5,254,709	$346,592	$2,201,869	$(6,379,092)		$5,980,181
Liabilities and Equity
Current Liabilities:
Overdrafts	$23,291	$—	$—	$—	$—		$23,291
Current portion of long-term debt and notes payable	15,508	268	3,631	4,768	—		24,175
Accounts payable	12,183	76,776	19,948	28,633	—		137,540
Intercompany payables	1,722,475	75,391	—	—	(1,797,866)	(a)	—
Accrued payroll	12,061	95,717	4,935	63,508	—		176,221
Accrued vacation	4,394	58,590	13,584	29,458	—		106,026
Accrued interest	17,775	16	27	5,830	—		23,648
Accrued other	60,190	62,049	16,637	49,203	—		188,079
Income taxes payable	2,764	—	—	3,365	—		6,129
Total Current Liabilities	1,870,641	368,807	58,762	184,765	(1,797,866)		685,109
Long-term debt, net of current portion	1,871,407	72	38,787	1,395,267	—		3,305,533
Non-current deferred tax liability	—	91,487	882	64,826	(8,968)	(e)	148,227
Other non-current liabilities	39,463	62,354	8,730	63,623	—		174,170
Total Liabilities	3,781,511	522,720	107,161	1,708,481	(1,806,834)		4,313,039
Redeemable non-controlling interests	—	—	—	19,402	760,172	(d)	779,574
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	964,683	—	—	—	—		964,683
Retained earnings (accumulated deficit)	(190,091)	1,506,874	(33,181)	11,504	(1,485,197)	(c)(d)	(190,091)
Subsidiary investment	—	3,225,115	272,612	456,854	(3,954,581)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	774,592	4,731,989	239,431	468,358	(5,439,778)		774,592
Non-controlling interests	—	—	—	5,628	107,348	(d)	112,976
Total Equity	774,592	4,731,989	239,431	473,986	(5,332,430)		887,568
Total Liabilities and Equity	$4,556,103	$5,254,709	$346,592	$2,201,869	$(6,379,092)		$5,980,181
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$—	$675,059	$187,861	$404,481	$—		$1,267,401
Costs and expenses:
Cost of services	815	585,110	164,643	336,494	—		1,087,062
General and administrative	29,791	184	—	—	—		29,975
Depreciation and amortization	2,215	19,726	4,098	24,488	—		50,527
Total costs and expenses	32,821	605,020	168,741	360,982	—		1,167,564
Income (loss) from operations	(32,821)	70,039	19,120	43,499	—		99,837
Other income and expense:
Intercompany interest and royalty fees	6,357	(2,578)	(3,445)	(334)	—		—
Intercompany management fees	50,601	(39,262)	(11,339)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	5,424	8	—	—		5,432
Non-operating gain	—	2,139	—	—	—		2,139
Interest income (expense)	(28,933)	99	(207)	(21,628)	—		(50,669)
Income (loss) before income taxes	(4,796)	35,861	4,137	21,537	—		56,739
Income tax expense (benefit)	(1,428)	9,923	112	5,453	—		14,060
Equity in earnings of consolidated subsidiaries	36,285	2,861	—	—	(39,146)	(a)	—
Net income	32,917	28,799	4,025	16,084	(39,146)		42,679
Less: Net income attributable to non-controlling interests	—	—	1,164	8,598	—		9,762
Net income attributable to Select Medical Corporation	$32,917	$28,799	$2,861	$7,486	$(39,146)		$32,917
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$—	$2,072,237	$570,918	$1,173,420	$—		$3,816,575
Costs and expenses:
Cost of services	2,340	1,782,843	486,006	976,417	—		3,247,606
General and administrative	87,806	250	—	2,895	—		90,951
Depreciation and amortization	6,777	59,708	12,205	70,332	—		149,022
Total costs and expenses	96,923	1,842,801	498,211	1,049,644	—		3,487,579
Income (loss) from operations	(96,923)	229,436	72,707	123,776	—		328,996
Other income and expense:
Intercompany interest and royalty fees	22,029	(10,502)	(10,685)	(842)	—		—
Intercompany management fees	166,749	(132,733)	(34,016)	—	—		—
Loss on early retirement of debt	(2,229)	—	—	(8,026)	—		(10,255)
Equity in earnings of unconsolidated subsidiaries	—	14,884	30	—	—		14,914
Non-operating gain	1,654	7,362	—	—	—		9,016
Interest income (expense)	(89,416)	220	(544)	(58,251)	—		(147,991)
Income before income taxes	1,864	108,667	27,492	56,657	—		194,680
Income tax expense (benefit)	(83)	36,112	350	11,081	—		47,460
Equity in earnings of consolidated subsidiaries	111,220	17,984	—	—	(129,204)	(a)	—
Net income	113,167	90,539	27,142	45,576	(129,204)		147,220
Less: Net income attributable to non-controlling interests	—	97	9,158	24,798	—		34,053
Net income attributable to Select Medical Corporation	$113,167	$90,442	$17,984	$20,778	$(129,204)		$113,167
 _______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$113,167	$90,539	$27,142	$45,576	$(129,204)	(a)	$147,220
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	10,700	34	—	—		10,734
Depreciation and amortization	6,777	59,708	12,205	70,332	—		149,022
Provision for bad debts	—	(451)	—	78	—		(373)
Equity in earnings of unconsolidated subsidiaries	—	(14,884)	(30)	—	—		(14,914)
Equity in earnings of consolidated subsidiaries	(111,220)	(17,984)	—	—	129,204	(a)	—
Loss on extinguishment of debt	115	—	—	369	—		484
Loss (gain) on sale of assets and businesses	(1,641)	(7,493)	5	—	—		(9,129)
Stock compensation expense	15,059	—	—	2,116	—		17,175
Amortization of debt discount, premium and issuance costs	4,435	—	—	5,410	—		9,845
Deferred income taxes	1,804	2,527	103	(6,526)	—		(2,092)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	37,490	(894)	(13,101)	—		23,495
Other current assets	(2,420)	(2,100)	(1,807)	(3,947)	—		(10,274)
Other assets	(4,381)	(8,576)	1,604	16,181	—		4,828
Accounts payable	(42)	(5,155)	3,059	(1,369)	—		(3,507)
Accrued expenses	20,379	13,620	6,412	8,980	—		49,391
Income taxes	9,622	4,401	1	(4,952)	—		9,072
Net cash provided by operating activities	51,654	162,342	47,834	119,147	—		380,977
Investing activities
Business combinations, net of cash acquired	—	(2,666)	(22)	(516,570)	—		(519,258)
Purchases of property and equipment	(6,412)	(60,669)	(24,677)	(29,281)	—		(121,039)
Investment in businesses	—	(12,931)	—	(5)	—		(12,936)
Proceeds from sale of assets and businesses	1,654	5,029	8	—	—		6,691
Net cash used in investing activities	(4,758)	(71,237)	(24,691)	(545,856)	—		(646,542)
Financing activities
Borrowings on revolving facilities	420,000	—	—	—	—		420,000
Payments on revolving facilities	(585,000)	—	—	—	—		(585,000)
Proceeds from term loans (financing costs)	(11)	—	—	779,915	—		779,904
Payments on term loans	(8,625)	—	—	—	—		(8,625)
Revolving facility debt issuance costs	(837)	—	—	(496)	—		(1,333)
Borrowings of other debt	5,542	—	19,935	4,657	—		30,134
Principal payments on other debt	(8,455)	(540)	(4,504)	(4,472)	—		(17,971)
Dividends paid to Holdings	(5,640)	—	—	—	—		(5,640)
Equity investment by Holdings	1,633	—	—	—	—		1,633
Intercompany	140,673	(88,344)	(34,184)	(18,145)	—		—
Decrease in overdrafts	(6,172)	—	—	—	—		(6,172)
Proceeds from issuance of non-controlling interests	—	—	957	1,969	—		2,926
Distributions to non-controlling interests	—	(1,450)	(6,863)	(298,114)	—		(306,427)
Net cash provided by (used in) financing activities	(46,892)	(90,334)	(24,659)	465,314	—		303,429
Net increase (decrease) in cash and cash equivalents	4	771	(1,516)	38,605	—		37,864
Cash and cash equivalents at beginning of period	73	4,856	4,561	113,059	—		122,549
Cash and cash equivalents at end of period	$77	$5,627	$3,045	$151,664	$—		$160,413
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

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

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$56	$654,964	$166,113	$255,881	$—		$1,077,014
Costs and expenses:
Cost of services	667	574,250	148,072	216,090	—		939,079
General and administrative	27,028	37	—	—	—		27,065
Depreciation and amortization	2,355	18,015	3,388	15,014	—		38,772
Total costs and expenses	30,050	592,302	151,460	231,104	—		1,004,916
Income (loss) from operations	(29,994)	62,662	14,653	24,777	—		72,098
Other income and expense:
Intercompany interest and royalty fees	7,865	(4,328)	(3,537)	—	—		—
Intercompany management fees	51,241	(41,031)	(10,210)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,416	15	—	—		4,431
Interest income (expense)	(30,240)	271	(20)	(7,699)	—		(37,688)
Income before income taxes	(1,128)	21,990	901	17,078	—		38,841
Income tax expense (benefit)	(1,032)	8,562	145	6,342	—		14,017
Equity in earnings of consolidated subsidiaries	18,558	397	—	—	(18,955)	(a)	—
Net income	18,462	13,825	756	10,736	(18,955)		24,824
Less: Net income attributable to non-controlling interests	—	24	359	5,979	—		6,362
Net income attributable to Select Medical Corporation	$18,462	$13,801	$397	$4,757	$(18,955)		$18,462
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$687	$2,019,581	$487,371	$763,357	$—		$3,270,996
Costs and expenses:
Cost of services	1,843	1,725,060	423,025	638,483	—		2,788,411
General and administrative	83,291	124	—	—	—		83,415
Depreciation and amortization	5,503	57,568	10,007	46,566	—		119,644
Total costs and expenses	90,637	1,782,752	433,032	685,049	—		2,991,470
Income (loss) from operations	(89,950)	236,829	54,339	78,308	—		279,526
Other income and expense:
Intercompany interest and royalty fees	24,760	(14,029)	(10,731)	—	—		—
Intercompany management fees	176,443	(147,042)	(29,401)	—	—		—
Loss on early retirement of debt	(19,719)	—	—	—	—		(19,719)
Equity in earnings of unconsolidated subsidiaries	—	15,555	63	—	—		15,618
Non-operating loss	—	(49)	—	—	—		(49)
Interest income (expense)	(93,725)	270	(105)	(22,636)	—		(116,196)
Income (loss) before income taxes	(2,191)	91,534	14,165	55,672	—		159,180
Income tax expense (benefit)	(3,230)	42,135	428	20,260	—		59,593
Equity in earnings of consolidated subsidiaries	75,348	10,131	—	—	(85,479)	(a)	—
Net income	76,387	59,530	13,737	35,412	(85,479)		99,587
Less: Net income attributable to non-controlling interests	—	21	3,606	19,573	—		23,200
Net income attributable to Select Medical Corporation	$76,387	$59,509	$10,131	$15,839	$(85,479)		$76,387
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$76,387	$59,530	$13,737	$35,412	$(85,479)	(a)	$99,587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	14,493	49	—	—		14,542
Depreciation and amortization	5,503	57,568	10,007	46,566	—		119,644
Provision for bad debts	—	864	—	50	—		914
Equity in earnings of unconsolidated subsidiaries	—	(15,555)	(63)	—	—		(15,618)
Equity in earnings of consolidated subsidiaries	(75,348)	(10,131)	—	—	85,479	(a)	—
Loss on extinguishment of debt	6,527	—	—	—	—		6,527
Loss (gain) on sale of assets and businesses	(8)	(4,824)	(4,687)	20	—		(9,499)
Stock compensation expense	13,445	—	—	782	—		14,227
Amortization of debt discount, premium and issuance costs	6,113	—	—	2,433	—		8,546
Deferred income taxes	5,014	—	—	(11,140)	—		(6,126)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(105,536)	(22,820)	(14,952)	—		(143,308)
Other current assets	1,016	3,857	(6,772)	(778)	—		(2,677)
Other assets	1,633	(3,709)	3,044	439	—		1,407
Accounts payable	2,375	(823)	1,580	781	—		3,913
Accrued expenses	164	(1,175)	10,281	9,482	—		18,752
Income taxes	3,776	—	—	15,365	—		19,141
Net cash provided by (used in) operating activities	46,597	(5,441)	4,356	84,460	—		129,972
Investing activities
Business combinations, net of cash acquired	—	(3,356)	(295)	(15,720)	—		(19,371)
Purchases of property and equipment	(26,350)	(102,342)	(23,452)	(21,656)	—		(173,800)
Investment in businesses	—	(11,374)	—	—	—		(11,374)
Proceeds from sale of assets and businesses	8	15,007	19,537	3	—		34,555
Net cash used in investing activities	(26,342)	(102,065)	(4,210)	(37,373)	—		(169,990)
Financing activities
Borrowings on revolving facilities	805,000	—	—	—	—		805,000
Payments on revolving facilities	(705,000)	—	—	—	—		(705,000)
Proceeds from term loans	1,139,487	—	—	—	—		1,139,487
Payments on term loans	(1,153,502)	—	—	(23,065)	—		(1,176,567)
Revolving facility debt issuance costs	(4,392)	—	—	—	—		(4,392)
Borrowings of other debt	21,572	—	3,232	2,767	—		27,571
Principal payments on other debt	(10,122)	(306)	(2,150)	(2,534)	—		(15,112)
Dividends paid to Holdings	(3,603)	—	—	—	—		(3,603)
Equity investment by Holdings	1,634	—	—	—	—		1,634
Intercompany	(101,888)	107,834	(5,946)	—	—		—
Decrease in overdrafts	(20,439)	—	—	—	—		(20,439)
Proceeds from issuance of non-controlling interests	—	—	8,986	—	—		8,986
Distributions to non-controlling interests	—	(130)	(4,776)	(4,370)	—		(9,276)
Net cash provided by (used in) financing activities	(31,253)	107,398	(654)	(27,202)	—		48,289
Net increase (decrease) in cash and cash equivalents	(10,998)	(108)	(508)	19,885	—		8,271
Cash and cash equivalents at beginning of period	11,071	6,467	5,056	76,435	—		99,029
Cash and cash equivalents at end of period	$73	$6,359	$4,548	$96,320	$—		$107,300
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

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
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•	changes in government reimbursement for our services and/or new payment policies may result in a reduction in net operating revenues, an increase in costs, and a reduction in profitability;

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
Overview
 We are one of the largest operators of critical illness recovery hospitals (previously referred to as long term acute care hospitals), rehabilitation hospitals (previously referred to as inpatient rehabilitation facilities), outpatient rehabilitation clinics and occupational health centers in the United States based on the number of facilities. Our reportable segments include the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. As of September 30, 2018, we operated 97 critical illness recovery hospitals in 27 states, 26 rehabilitation hospitals in 11 states, and 1,649 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, which is operated through a joint venture subsidiary, operated 525 occupational health centers in 41 states as of September 30, 2018 after giving effect to the closing of the acquisition of U.S. HealthWorks on February 1, 2018. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics, or “CBOCs.” As of September 30, 2018, we had operations in 47 states and the District of Columbia.
We had net operating revenues of $3,816.6 million for the nine months ended September 30, 2018. Of this total, we earned approximately 34% of our net operating revenues from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 21% from our outpatient rehabilitation segment, and approximately 31% from our Concentra segment. Patients are typically admitted to the Company’s critical illness recovery and rehabilitation hospitals from general acute care hospitals. These patients have specialized needs, with serious and often complex medical conditions. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational medicine, physical therapy, and consumer health services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs.

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
The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)
Net income	$24,824	$42,679	$99,587	$147,220
Income tax expense	14,017	14,060	59,593	47,460
Interest expense	37,688	50,669	116,196	147,991
Non-operating loss (gain)	—	(2,139)	49	(9,016)
Equity in earnings of unconsolidated subsidiaries	(4,431)	(5,432)	(15,618)	(14,914)
Loss on early retirement of debt	—	—	19,719	10,255
Income from operations	72,098	99,837	279,526	328,996
Stock compensation expense:
Included in general and administrative	4,079	4,683	11,603	12,720
Included in cost of services	878	1,581	2,624	4,455
Depreciation and amortization	38,772	50,527	119,644	149,022
U.S. HealthWorks acquisition costs	—	—	—	2,895
Adjusted EBITDA	$115,827	$156,628	$413,397	$498,088
Summary Financial Results
Three Months Ended September 30, 2018
For the three months ended September 30, 2018, our net operating revenues increased 17.7% to $1,267.4 million, compared to $1,077.0 million for the three months ended September 30, 2017. Income from operations increased 38.5% to $99.8 million for the three months ended September 30, 2018, compared to $72.1 million for the three months ended September 30, 2017.
Net income increased 71.9% to $42.7 million for the three months ended September 30, 2018, compared to $24.8 million for the three months ended September 30, 2017. Net income for the three months ended September 30, 2018 included a pre-tax non-operating gain of $2.1 million.
Adjusted EBITDA increased 35.2% to $156.6 million for the three months ended September 30, 2018, compared to $115.8 million for the three months ended September 30, 2017. Our Adjusted EBITDA margin was 12.4% for the three months ended September 30, 2018, compared to 10.8% for the three months ended September 30, 2017.

The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended September 30, 2018
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$420,108	$176,885	$265,927	$404,481	$—	$1,267,401
Operating expenses	366,816	151,542	231,396	336,494	30,789	1,117,037
Depreciation and amortization	11,136	6,079	6,597	24,488	2,227	50,527
Income (loss) from operations	$42,156	$19,264	$27,934	$43,499	$(33,016)	$99,837
Depreciation and amortization	11,136	6,079	6,597	24,488	2,227	50,527
Stock compensation expense	—	—	—	767	5,497	6,264
U.S. HealthWorks acquisition costs	—	—	—	—	—	—
Adjusted EBITDA	$53,292	$25,343	$34,531	$68,754	$(25,292)	$156,628
Adjusted EBITDA margin	12.7%	14.3%	13.0%	17.0%	N/M	12.4%

	Three Months Ended September 30, 2017
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$416,934	$157,499	$246,644	$255,881	$56	$1,077,014
Operating expenses	370,061	134,918	217,346	216,090	27,729	966,144
Depreciation and amortization	10,932	4,505	5,964	15,014	2,357	38,772
Income (loss) from operations	$35,941	$18,076	$23,334	$24,777	$(30,030)	$72,098
Depreciation and amortization	10,932	4,505	5,964	15,014	2,357	38,772
Stock compensation expense	—	—	—	212	4,745	4,957
Adjusted EBITDA	$46,873	$22,581	$29,298	$40,003	$(22,928)	$115,827
Adjusted EBITDA margin	11.2%	14.3%	11.9%	15.6%	N/M	10.8%

The following table summarizes changes in segment performance measures for the three months ended September 30, 2018, compared to the three months ended September 30, 2017:

	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	0.8%	12.3%	7.8%	58.1%	N/M	17.7%
Change in income from operations	17.3%	6.6%	19.7%	75.6%	(9.9)%	38.5%
Change in Adjusted EBITDA	13.7%	12.2%	17.9%	71.9%	(10.3)%	35.2%
_______________________________________________________________________________

(1)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

N/M —     Not meaningful.

Nine Months Ended September 30, 2018
For the nine months ended September 30, 2018, our net operating revenues increased 16.7% to $3,816.6 million, compared to $3,271.0 million for the nine months ended September 30, 2017. Income from operations increased 17.7% to $329.0 million for the nine months ended September 30, 2018, compared to $279.5 million for the nine months ended September 30, 2017.
Net income increased 47.8% to $147.2 million for the nine months ended September 30, 2018, compared to $99.6 million for the nine months ended September 30, 2017. Net income for the nine months ended September 30, 2018 included a pre-tax loss on early retirement of debt of $10.3 million, pre-tax non-operating gains of $9.0 million, and pre-tax U.S. HealthWorks acquisition costs of $2.9 million. Net income for the nine months ended September 30, 2017 included a pre-tax loss on early retirement of debt of $19.7 million.
Adjusted EBITDA increased 20.5% to $498.1 million for the nine months ended September 30, 2018, compared to $413.4 million for the nine months ended September 30, 2017. Our Adjusted EBITDA margin was 13.1% for the nine months ended September 30, 2018, compared to 12.6% for the nine months ended September 30, 2017.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Nine Months Ended September 30, 2018
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,327,236	$525,428	$790,491	$1,173,420	$—	$3,816,575
Operating expenses	1,140,247	445,114	683,488	979,312	90,396	3,338,557
Depreciation and amortization	34,146	17,816	19,938	70,332	6,790	149,022
Income (loss) from operations	$152,843	$62,498	$87,065	$123,776	$(97,186)	$328,996
Depreciation and amortization	34,146	17,816	19,938	70,332	6,790	149,022
Stock compensation expense	—	—	—	2,116	15,059	17,175
U.S. HealthWorks acquisition costs	—	—	—	2,895	—	2,895
Adjusted EBITDA	$186,989	$80,314	$107,003	$199,119	$(75,337)	$498,088
Adjusted EBITDA margin	14.1%	15.3%	13.5%	17.0%	N/M	13.1%

	Nine Months Ended September 30, 2017
	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,301,251	$453,702	$751,999	$763,357	$687	$3,270,996
Operating expenses	1,106,998	391,664	649,424	638,483	85,257	2,871,826
Depreciation and amortization	34,891	14,500	18,182	46,566	5,505	119,644
Income (loss) from operations	$159,362	$47,538	$84,393	$78,308	$(90,075)	$279,526
Depreciation and amortization	34,891	14,500	18,182	46,566	5,505	119,644
Stock compensation expense	—	—	—	782	13,445	14,227
Adjusted EBITDA	$194,253	$62,038	$102,575	$125,656	$(71,125)	$413,397
Adjusted EBITDA margin	14.9%	13.7%	13.6%	16.5%	N/M	12.6%

The following table summarizes changes in segment performance measures for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017:

	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	2.0%	15.8%	5.1%	53.7%	N/M	16.7%
Change in income from operations	(4.1)%	31.5%	3.2%	58.1%	(7.9)%	17.7%
Change in Adjusted EBITDA	(3.7)%	29.5%	4.3%	58.5%	(5.9)%	20.5%
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
Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, as described below, together with cash on hand, to pay the cash purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC, to finance the redemption and reorganization transactions executed under the Purchase Agreement, and to pay fees and expenses associated with the financing.
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
On October 26, 2018, Concentra entered into Amendment No. 4 to the Concentra first lien credit agreement. Among other things, Amendment No. 4 (i) provided the applicable interest rate on the tranche B term loans under the Concentra first lien credit agreement is the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 2.50% to 2.75% (with 2.75% being the initial rate), or the Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 1.50% to 1.75% (with 1.75% being the initial rate), in each case subject to a specified credit rating, and (ii) decreased the applicable interest rate on the loans outstanding under the Concentra revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 2.75% to 3.00% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate plus a percentage ranging from 1.75% to 2.00% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to Concentra’s first lien net leverage ratio (as defined in the Concentra first lien credit agreement). As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Concentra first lien credit agreement are no longer subject to the currently applicable floor.

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
On October 26, 2018, Select entered into Amendment No. 2 to the Select credit agreement. Among other things, Amendment No. 2 (i) decreased the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement) plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternative Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternative Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified total net leverage ratio (as defined in the Select credit agreement), and (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternative Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternative Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified total net leverage ratio. As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Select credit agreement are no longer subject to the currently applicable floor.

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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 27% of our net operating revenues for the nine months ended September 30, 2018, and 30% of our net operating revenues for the year ended December 31, 2017.
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
Fiscal Year 2017. On August 22, 2016, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard federal rate was set at $42,476, an increase from the standard federal rate applicable during fiscal year 2016 of $41,763. The update to the standard federal rate for fiscal year 2017 included a market basket increase of 2.8%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the ACA. The fixed‑loss amount for high cost outlier cases paid under LTCH‑PPS was set at $21,943, an increase from the fixed‑loss amount in the 2016 fiscal year of $16,423. The fixed‑loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $23,573, an increase from the fixed‑loss amount in the 2016 fiscal year of $22,538.
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
Fiscal Year 2019. On August 17, 2018, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). Certain errors in the final rule were corrected in a final rule published October 3, 2018. The standard federal rate was set at $41,559, an increase from the standard federal rate applicable during fiscal year 2018 of $41,415. The update to the standard federal rate for fiscal year 2019 included a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. The standard federal rate also included an area wage budget neutrality factor of 0.999215 and a temporary, one-time budget neutrality adjustment of 0.990878 in connection with the elimination of the 25 Percent Rule (discussed further below). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,121, which is a decrease from the fixed-loss amount in the 2018 fiscal year of $27,381. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $25,743, a decrease from the fixed-loss amount in the 2018 fiscal year of $26,537.

25 Percent Rule
The “25 Percent Rule” was a downward payment adjustment that applied if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeded the applicable percentage admissions threshold during a particular cost reporting period. Specifically, the payment rate for only Medicare patients above the percentage admissions threshold were subject to a downward payment adjustment. For Medicare patients above the applicable percentage admissions threshold, the LTCH was reimbursed at a rate equivalent to that under general acute care hospital inpatient prospective payment system, or “IPPS,” which was generally lower than LTCH-PPS rates. Cases that reach outlier status in the referring hospital did not count toward the admissions threshold and were paid under LTCH-PPS.
CMS was precluded from applying the 25 Percent Rule for freestanding LTCHs to cost reporting years beginning before July 1, 2016 and for discharges occurring on or after October 1, 2016 and before October 1, 2017. In addition, the law applied higher percentage admissions thresholds for most LTCHs operating as a hospital within a hospital (“HIH”) and satellites for cost reporting years beginning before July 1, 2016 and effective for discharges occurring on or after October 1, 2016 and before October 1, 2017. For most HIHs and satellites the percentage admissions threshold was raised from 25% to 50% during the relief periods. In the special case of rural LTCHs, LTCHs co-located with an urban single hospital, or LTCHs co-located with a Metropolitan Statistical Area (“MSA”) dominant hospital the referral percentage was raised from 50% to 75%. Grandfathered HIHs were exempt from the 25 Percent Rule regulations.
For fiscal year 2018, CMS adopted a regulatory moratorium on the implementation of the 25 Percent Rule.
For fiscal year 2019 and thereafter, CMS eliminated the 25 Percent Rule entirely. The elimination of the 25 Percent Rule is being implemented in a budget neutral manner by adjusting the standard federal payment rates down such that the projection of aggregate LTCH payments would equal the projection of aggregate LTCH payments that would have been paid if the moratorium ended and the 25 Percent Rule went into effect on October 1, 2018. As a result, the elimination of the 25 Percent Rule includes a temporary, one-time adjustment of 0.990878 to the fiscal year 2019 LTCH-PPS standard federal payment rate, a temporary, one-time adjustment of 0.990737 to the fiscal year 2020 LTCH-PPS standard federal payment rate, and a permanent, one-time adjustment of 0.991249 to the LTCH-PPS standard federal payment rate in fiscal years 2021 and subsequent years.
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
Fiscal Year 2019. On August 6, 2018, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). The standard payment conversion factor for discharges for fiscal year 2019 was set at $16,021, an increase from the standard payment conversion factor applicable during fiscal year 2018 of $15,838. The update to the standard payment conversion factor for fiscal year 2019 included a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. CMS increased the outlier threshold amount for fiscal year 2019 to $9,402 from $8,679 established in the final rule for fiscal year 2018.
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
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule proposed rule for calendar year 2019, CMS proposes to establish two new therapy modifiers to identify the services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”) beginning January 1, 2020. This change, which was mandated by the Bipartisan Budget Act of 2018, establishes modifiers to be used whenever a PTA or OTA furnishes all or part of any covered outpatient therapy service. CMS intends to use these modifiers to develop a proposed planned payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning in calendar year 2022. CMS proposes the creation of a voluntary reporting system for the new modifiers beginning in 2019.
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

Operating Statistics
The following table sets forth operating statistics for our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Critical illness recovery hospital data:(1)
Number of hospitals owned—start of period	101	98	102	99
Number of hospitals acquired	—	—	1	—
Number of hospital start-ups	1	—	1	1
Number of hospitals closed/sold	(2)	(1)	(4)	(3)
Number of hospitals owned—end of period	100	97	100	97
Number of hospitals managed—end of period	1	—	1	—
Total number of hospitals (all)—end of period	101	97	101	97
Available licensed beds(2)	4,146	4,095	4,146	4,095
Admissions(2)	8,670	8,651	26,880	27,605
Patient days(2)	248,002	243,891	754,401	765,863
Average length of stay (days)(2)	29	28	28	28
Net revenue per patient day(2)(3)(5)	$1,661	$1,705	$1,708	$1,716
Occupancy rate(2)	65%	65%	66%	68%
Percent patient days—Medicare(2)	53%	53%	54%	53%
Rehabilitation hospital data:(1)
Number of facilities owned—start of period	13	17	13	16
Number of facilities acquired	—	—	—	—
Number of facilities start-ups	1	—	1	1
Number of facilities closed/sold	—	—	—	—
Number of facilities owned—end of period	14	17	14	17
Number of facilities managed—end of period	8	9	8	9
Total number of facilities (all)—end of period	22	26	22	26
Available licensed beds(2)	1,013	1,189	1,013	1,189
Admissions(2)	4,816	5,370	13,762	16,219
Patient days(2)	68,168	79,232	196,018	233,537
Average length of stay (days)(2)	14	15	14	15
Net revenue per patient day(2)(3)(5)	$1,573	$1,582	$1,554	$1,604
Occupancy rate(2)	73%	72%	72%	73%
Percent patient days—Medicare(2)	53%	53%	53%	54%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,441	1,435	1,445	1,447
Number of clinics acquired	4	—	5	14
Number of clinic start-ups	3	8	17	26
Number of clinics closed/sold	(13)	(23)	(32)	(67)
Number of clinics owned—end of period	1,435	1,420	1,435	1,420
Number of clinics managed—end of period	169	229	169	229
Total number of clinics (all)—end of period	1,604	1,649	1,604	1,649
Number of visits(2)	1,986,213	2,039,462	6,168,763	6,251,582
Net revenue per visit(2)(4)(5)	$102	$103	$101	$103

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Concentra data:
Number of centers owned—start of period	315	527	300	312
Number of centers acquired	—	1	11	220
Number of clinic start-ups	—	—	4	—
Number of centers closed/sold	(3)	(3)	(3)	(7)
Number of centers owned—end of period	312	525	312	525
Number of visits(2)	1,979,481	2,984,832	5,848,551	8,605,012
Net revenue per visit(2)(4)(5)	$113	$124	$114	$124
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

(5)	Net revenue per patient day and net revenue per visit were retrospectively conformed to reflect the impact of Topic 606, Revenue from Contracts with Customers.
Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services(1)	87.2	85.8	85.2	85.1
General and administrative	2.5	2.4	2.6	2.4
Depreciation and amortization	3.6	3.9	3.7	3.9
Income from operations	6.7	7.9	8.5	8.6
Loss on early retirement of debt	—	—	(0.6)	(0.3)
Equity in earnings of unconsolidated subsidiaries	0.4	0.4	0.5	0.4
Non-operating gain (loss)	—	0.2	(0.0)	0.2
Interest expense	(3.5)	(4.0)	(3.5)	(3.8)
Income before income taxes	3.6	4.5	4.9	5.1
Income tax expense	1.3	1.1	1.9	1.2
Net income	2.3	3.4	3.0	3.9
Net income attributable to non-controlling interests	0.6	0.8	0.7	0.9
Net income attributable to Holdings and Select	1.7%	2.6%	2.3%	3.0%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense and other operating costs.

The following table summarizes selected financial data by business segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2018	% Change	2017	2018	% Change
	(in thousands)
Net operating revenues:(1)
Critical illness recovery hospital(2)	$416,934	$420,108	0.8%	$1,301,251	$1,327,236	2.0%
Rehabilitation hospital(2)	157,499	176,885	12.3	453,702	525,428	15.8
Outpatient rehabilitation	246,644	265,927	7.8	751,999	790,491	5.1
Concentra	255,881	404,481	58.1	763,357	1,173,420	53.7
Other(3)	56	—	N/M	687	—	N/M
Total Company	$1,077,014	$1,267,401	17.7%	$3,270,996	$3,816,575	16.7%
Income (loss) from operations:
Critical illness recovery hospital(2)	$35,941	$42,156	17.3%	$159,362	$152,843	(4.1)%
Rehabilitation hospital(2)	18,076	19,264	6.6	47,538	62,498	31.5
Outpatient rehabilitation	23,334	27,934	19.7	84,393	87,065	3.2
Concentra	24,777	43,499	75.6	78,308	123,776	58.1
Other(3)	(30,030)	(33,016)	(9.9)	(90,075)	(97,186)	(7.9)
Total Company	$72,098	$99,837	38.5%	$279,526	$328,996	17.7%
Adjusted EBITDA:
Critical illness recovery hospital(2)	$46,873	$53,292	13.7%	$194,253	$186,989	(3.7)%
Rehabilitation hospital(2)	22,581	25,343	12.2	62,038	80,314	29.5
Outpatient rehabilitation	29,298	34,531	17.9	102,575	107,003	4.3
Concentra	40,003	68,754	71.9	125,656	199,119	58.5
Other(3)	(22,928)	(25,292)	(10.3)	(71,125)	(75,337)	(5.9)
Total Company	$115,827	$156,628	35.2%	$413,397	$498,088	20.5%
Adjusted EBITDA margins:
Critical illness recovery hospital(2)	11.2%	12.7%		14.9%	14.1%
Rehabilitation hospital(2)	14.3	14.3		13.7	15.3
Outpatient rehabilitation	11.9	13.0		13.6	13.5
Concentra	15.6	17.0		16.5	17.0
Other(3)	N/M	N/M		N/M	N/M
Total Company	10.8%	12.4%		12.6%	13.1%
Total assets:
Critical illness recovery hospital(2)	$2,008,485	$1,785,336		$2,008,485	$1,785,336
Rehabilitation hospital(2)	740,276	888,342		740,276	888,342
Outpatient rehabilitation	945,765	991,105		945,765	991,105
Concentra	1,332,012	2,201,869		1,332,012	2,201,869
Other(3)	97,269	113,529		97,269	113,529
Total Company	$5,123,807	$5,980,181		$5,123,807	$5,980,181
Purchases of property and equipment, net:
Critical illness recovery hospital(2)	$8,003	$8,134		$28,717	$31,455
Rehabilitation hospital(2)	29,373	8,769		77,707	29,766
Outpatient rehabilitation	6,496	7,209		19,370	22,565
Concentra	5,369	12,539		21,656	29,281
Other(3)	19,257	2,740		26,350	7,972
Total Company	$68,498	$39,391		$173,800	$121,039
_______________________________________________________________________________

(1)	Net operating revenues were retrospectively conformed to reflect the adoption Topic 606, Revenue from Contracts with Customers.

(2)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

(3)	Other includes our corporate services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M —     Not meaningful.

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017
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
Net Operating Revenues
Our net operating revenues increased 17.7% to $1,267.4 million for the three months ended September 30, 2018, compared to $1,077.0 million for the three months ended September 30, 2017.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 0.8% to $420.1 million for the three months ended September 30, 2018, compared to $416.9 million for the three months ended September 30, 2017. Our net revenue per patient day increased 2.6% to $1,705 for the three months ended September 30, 2018, compared to $1,661 for the three months ended September 30, 2017. The increase principally resulted from changes we experienced in our non-Medicare net revenue per patient day during the three months ended September 30, 2018. We had 243,891 patient days for the three months ended September 30, 2018, compared to 248,002 days for the three months ended September 30, 2017.
Rehabilitation Hospital Segment.    Net operating revenues increased 12.3% to $176.9 million for the three months ended September 30, 2018, compared to $157.5 million for the three months ended September 30, 2017. The increase in net operating revenues was principally attributable to an increase in patient volumes during the three months ended September 30, 2018. Our patient days increased 16.2% to 79,232 days for the three months ended September 30, 2018, compared to 68,168 days for the three months ended September 30, 2017. The increase in patient days was principally due to the maturation of our rehabilitation hospitals which commenced operations during 2016 and 2017. We also experienced an increase in our net revenue per patient day, which increased 0.6% to $1,582 for the three months ended September 30, 2018, compared to $1,573 for the three months ended September 30, 2017.
Outpatient Rehabilitation Segment.    Net operating revenues increased 7.8% to $265.9 million for the three months ended September 30, 2018, compared to $246.6 million for the three months ended September 30, 2017. The increase in net operating revenues was primarily attributable to an increase in visits, which increased 2.7% to 2,039,462 visits for the three months ended September 30, 2018, compared to 1,986,213 visits for the three months ended September 30, 2017. The increase in visits resulted from both start-up and newly acquired outpatient rehabilitation clinics, as well as growth within our existing clinics. Our net revenue per visit increased 1.0% to $103 for the three months ended September 30, 2018, compared to $102 for the three months ended September 30, 2017. Our net revenue per visit benefited from improved contracted rates with some of our payors. During the three months ended September 30, 2018, we also experienced an increase in net operating revenues related to contracted labor services provided to our equity investments. Our net operating revenues for the three months ended September 30, 2017 were impacted by Hurricanes Harvey and Irma, which caused an estimated $2.9 million decrease in net operating revenues.
Concentra Segment.    Net operating revenues increased 58.1% to $404.5 million for the three months ended September 30, 2018, compared to $255.9 million for the three months ended September 30, 2017. The increase in net operating revenues was principally due to the acquisition of U.S. HealthWorks on February 1, 2018, which contributed $133.3 million of net operating revenues during the quarter. Visits in our centers increased 50.8% to 2,984,832 visits for the three months ended September 30, 2018, compared to 1,979,481 visits for the three months ended September 30, 2017. Net revenue per visit increased 9.7% to $124 for the three months ended September 30, 2018, compared to $113 for the three months ended September 30, 2017. The increase in net revenue per visit was driven principally by U.S. HealthWorks visits, which yield higher per visit rates, as well as an increase in workers’ compensation and employer services reimbursement rates in our existing Concentra centers. Our net operating revenues for the three months ended September 30, 2017 were impacted by Hurricanes Harvey and Irma, which caused an estimated $1.2 million decrease in net operating revenues.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,117.0 million, or 88.2% of net operating revenues, for the three months ended September 30, 2018, compared to $966.1 million, or 89.7% of net operating revenues, for the three months ended September 30, 2017. Our cost of services, a major component of which is labor expense, was $1,087.1 million, or 85.8% of net operating revenues, for the three months ended September 30, 2018, compared to $939.1 million, or 87.2% of net operating revenues, for the three months ended September 30, 2017. The decrease in our operating expenses relative to our net operating revenues was principally due to the improved operating performance of our critical illness recovery hospital and outpatient rehabilitation segments during the three months ended September 30, 2018. We also experienced lower relative operating costs within our Concentra segment as a result of the U.S. HealthWorks acquisition. Facility rent expense was $68.4 million for the three months ended September 30, 2018, compared to $57.9 million for the three months ended September 30, 2017. The increase in our facility rent expense was primarily attributable to the acquisition of U.S. HealthWorks. General and administrative expenses were $30.0 million, or 2.4% of net operating revenues, for the three months ended September 30, 2018, compared to $27.1 million, or 2.5% of net operating revenues, for the three months ended September 30, 2017.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 13.7% to $53.3 million for the three months ended September 30, 2018, compared to $46.9 million for the three months ended September 30, 2017. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 12.7% for the three months ended September 30, 2018, compared to 11.2% for the three months ended September 30, 2017. Our Adjusted EBITDA and Adjusted EBITDA margin increased principally as a result of an increase in net revenue per patient day, as discussed above under “Net Operating Revenues,” without a corresponding increase in operating costs.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 12.2% to $25.3 million for the three months ended September 30, 2018, compared to $22.6 million for the three months ended September 30, 2017. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 14.3% for both the third quarters ended September 30, 2018 and 2017. The increase in Adjusted EBITDA for our rehabilitation hospital segment was primarily driven by an increase in patient volume, as discussed above under “Net Operating Revenues.” Adjusted EBITDA losses in our start-up hospitals were $0.8 million for the three months ended September 30, 2018, compared to $1.3 million for the three months ended September 30, 2017.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 17.9% to $34.5 million for the three months ended September 30, 2018, compared to $29.3 million for the three months ended September 30, 2017. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.0% for the three months ended September 30, 2018, compared to 11.9% for the three months ended September 30, 2017. Our Adjusted EBITDA and Adjusted EBITDA margin increased as a result of an increase in net revenue per visit, as discussed above under “Net Operating Revenues,” and a reduction in operating expenses. Adjusted EBITDA for the three months ended September 30, 2017 was impacted by Hurricanes Harvey and Irma, as discussed above under “Net Operating Revenues.”
Concentra Segment.    Adjusted EBITDA increased 71.9% to $68.8 million for the three months ended September 30, 2018, compared to $40.0 million for the three months ended September 30, 2017. The increase in Adjusted EBITDA was principally due to the operating results of U.S. HealthWorks, which we acquired on February 1, 2018. Our Adjusted EBITDA margin for the Concentra segment was 17.0% for the three months ended September 30, 2018, compared to 15.6% for the three months ended September 30, 2017. The increase in Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses. Adjusted EBITDA for the three months ended September 30, 2017 was impacted by Hurricanes Harvey and Irma, as discussed above under “Net Operating Revenues.”
Other.    The Adjusted EBITDA loss was $25.3 million for the three months ended September 30, 2018, compared to an Adjusted EBITDA loss of $22.9 million for the three months ended September 30, 2017. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.
Depreciation and Amortization
Depreciation and amortization expense was $50.5 million for the three months ended September 30, 2018, compared to $38.8 million for the three months ended September 30, 2017.The increase principally occurred within our Concentra segment due to the acquisition of U.S. HealthWorks.

Income from Operations
For the three months ended September 30, 2018, we had income from operations of $99.8 million, compared to $72.1 million for the three months ended September 30, 2017. The increase in income from operations resulted principally from the growth of our Concentra segment, as discussed above.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the three months ended September 30, 2018, we had equity in earnings of unconsolidated subsidiaries of $5.4 million, compared to $4.4 million for the three months ended September 30, 2017.
Non-Operating Gain
We recognized a non-operating gain of $2.1 million during the three months ended September 30, 2018. The non-operating gain was attributable to the sale of outpatient rehabilitation clinics to a non-consolidating subsidiary.
Interest Expense
Interest expense was $50.7 million for the three months ended September 30, 2018, compared to $37.7 million for the three months ended September 30, 2017. The increase in interest expense was principally due to an increase in our indebtedness as a result of the acquisition of U.S. HealthWorks.
Income Taxes
We recorded income tax expense of $14.1 million for the three months ended September 30, 2018, which represented an effective tax rate of 24.8%. We recorded income tax expense of $14.0 million for the three months ended September 30, 2017, which represented an effective tax rate of 36.1%. The lower effective tax rate for the three months ended September 30, 2018 resulted primarily from the effects of the federal tax reform legislation enacted on December 22, 2017.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $9.8 million for the three months ended September 30, 2018, compared to $6.4 million for the three months ended September 30, 2017. The increase resulted principally from the growth of our Concentra segment.

Nine Months Ended September 30, 2018, Compared to Nine Months Ended September 30, 2017
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
Net Operating Revenues
Our net operating revenues increased 16.7% to $3,816.6 million for the nine months ended September 30, 2018, compared to $3,271.0 million for the nine months ended September 30, 2017.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 2.0% to $1,327.2 million for the nine months ended September 30, 2018, compared to $1,301.3 million for the nine months ended September 30, 2017. Our patient days increased 1.5% to 765,863 days for the nine months ended September 30, 2018, compared to 754,401 days for the nine months ended September 30, 2017, which was the principal cause of the increase in net operating revenues during the nine months ended September 30, 2018. Our net revenue per patient day increased to $1,716 for the nine months ended September 30, 2018, compared to $1,708 for the nine months ended September 30, 2017. The increase principally resulted from changes we experienced in our non-Medicare net revenue per patient day during the nine months ended September 30, 2018.
Rehabilitation Hospital Segment.    Net operating revenues increased 15.8% to $525.4 million for the nine months ended September 30, 2018, compared to $453.7 million for the nine months ended September 30, 2017. The increase in net operating revenues resulted primarily from an increase in patient volumes during the nine months ended September 30, 2018. Our patient days increased 19.1% to 233,537 days for the nine months ended September 30, 2018, compared to 196,018 days for the nine months ended September 30, 2017. The increase in patient days was principally attributable to our rehabilitation hospitals which commenced operations during 2016 and 2017. Our net revenue per patient day increased 3.2% to $1,604 for the nine months ended September 30, 2018, compared to $1,554 for the nine months ended September 30, 2017.
Outpatient Rehabilitation Segment.    Net operating revenues increased 5.1% to $790.5 million for the nine months ended September 30, 2018, compared to $752.0 million for the nine months ended September 30, 2017. The increase in net operating revenues was principally attributable to an increase in our net revenue per visit, which increased 2.0% to $103 for the nine months ended September 30, 2018, compared to $101 for the nine months ended September 30, 2017. Our net revenue per visit benefited from improved contracted rates with some of our payors. Additionally, visits increased 1.3% to 6,251,582 for the nine months ended September 30, 2018, compared to 6,168,763 visits for the nine months ended September 30, 2017. The increase in visits resulted from both start-up and newly acquired outpatient rehabilitation clinics, as well as growth within our existing clinics. During the nine months ended September 30, 2018, we also experienced an increase in net operating revenues related to contracted labor services provided to our equity investments.
Concentra Segment.    Net operating revenues increased 53.7% to $1,173.4 million for the nine months ended September 30, 2018, compared to $763.4 million for the nine months ended September 30, 2017. The increase in net operating revenues was principally due to the acquisition of U.S. HealthWorks on February 1, 2018, which contributed $362.7 million of net operating revenues during the period. Visits in our centers increased 47.1% to 8,605,012 for the nine months ended September 30, 2018, compared to 5,848,551 visits for the nine months ended September 30, 2017. Net revenue per visit increased 8.8% to $124 for the nine months ended September 30, 2018, compared to $114 for the nine months ended September 30, 2017. The increase in net revenue per visit was driven principally by U.S. HealthWorks visits, which yield higher per visit rates, as well as an increase in workers’ compensation and employer services reimbursement rates in our existing Concentra centers.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $3,338.6 million, or 87.5% of net operating revenues, for the nine months ended September 30, 2018, compared to $2,871.8 million, or 87.8% of net operating revenues, for the nine months ended September 30, 2017. Our cost of services, a major component of which is labor expense, was $3,247.6 million, or 85.1% of net operating revenues, for the nine months ended September 30, 2018, compared to $2,788.4 million, or 85.2% of net operating revenues, for the nine months ended September 30, 2017. The decrease in our operating expenses relative to our net operating revenues was principally due to the improved operating performance of our rehabilitation hospital segment. Facility rent expense was $200.5 million for the nine months ended September 30, 2018, compared to $171.7 million for the nine months ended September 30, 2017. The increase in our facility rent expense was primarily attributable to the acquisition of U.S. HealthWorks. General and administrative expenses were $91.0 million, or 2.4% of net operating revenues, for the nine months ended September 30, 2018, which included $2.9 million of U.S. HealthWorks acquisition costs. General and administrative expenses were $83.4 million, or 2.6% of net operating revenues, for the nine months ended September 30, 2017.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $187.0 million for the nine months ended September 30, 2018, compared to $194.3 million for the nine months ended September 30, 2017. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 14.1% for the nine months ended September 30, 2018, compared to 14.9% for the nine months ended September 30, 2017. Our Adjusted EBITDA and Adjusted EBITDA margin were impacted by increases in wages, benefits, and other operating costs, relative to our net operating revenues, during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 29.5% to $80.3 million for the nine months ended September 30, 2018, compared to $62.0 million for the nine months ended September 30, 2017. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 15.3% for the nine months ended September 30, 2018, compared to 13.7% for the nine months ended September 30, 2017. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were primarily driven by increases in patient volume within our rehabilitation hospitals that commenced operations during 2016 and 2017, which allowed our facilities to operate at lower relative costs compared to the prior period. The increases in Adjusted EBITDA and Adjusted EBITDA margins also resulted from an increase in net revenue per patient day, as discussed above under “Net Operating Revenues.” Adjusted EBITDA losses in our start-up hospitals were $3.8 million for the nine months ended September 30, 2018, compared to $4.5 million for the nine months ended September 30, 2017.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 4.3% to $107.0 million for the nine months ended September 30, 2018, compared to $102.6 million for the nine months ended September 30, 2017. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.5% for the nine months ended September 30, 2018, compared to 13.6% for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, our Adjusted EBITDA increased as a result of an increase in patient visits and net revenue per visit, as discussed above under “Net Operating Revenues.”
Concentra Segment.    Adjusted EBITDA increased 58.5% to $199.1 million for the nine months ended September 30, 2018, compared to $125.7 million for the nine months ended September 30, 2017. The increase in Adjusted EBITDA was principally due to the operating results of U.S. HealthWorks, which we acquired on February 1, 2018. Our Adjusted EBITDA margin for the Concentra segment was 17.0% for the nine months ended September 30, 2018, compared to 16.5% for the nine months ended September 30, 2017. The increase in Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Other.    The Adjusted EBITDA loss was $75.3 million for the nine months ended September 30, 2018, compared to an Adjusted EBITDA loss of $71.1 million for the nine months ended September 30, 2017. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.
Depreciation and Amortization
Depreciation and amortization expense was $149.0 million for the nine months ended September 30, 2018, compared to $119.6 million for the nine months ended September 30, 2017. The increase principally occurred within our Concentra segment due to the acquisition of U.S. HealthWorks.

Income from Operations
For the nine months ended September 30, 2018, we had income from operations of $329.0 million, compared to $279.5 million for the nine months ended September 30, 2017. The increase in income from operations resulted principally from the improved performance of our rehabilitation hospital segment and the growth of our Concentra segment, as discussed above.
Loss on Early Retirement of Debt
During the nine months ended September 30, 2018, we amended both Select’s and Concentra’s credit facilities, as discussed above under “Significant Events,” which resulted in losses on early retirement of debt of $10.3 million.
During the nine months ended September 30, 2017, we refinanced Select’s senior secured credit facilities which resulted in a loss on early retirement of debt of $19.7 million.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the nine months ended September 30, 2018, we had equity in earnings of unconsolidated subsidiaries of $14.9 million, compared to $15.6 million for the nine months ended September 30, 2017.
Non-Operating Gain
We recognized non-operating gains of $9.0 million during the nine months ended September 30, 2018. The non-operating gains were principally attributable to the sales of outpatient rehabilitation clinics to non-consolidating subsidiaries.
Interest Expense
Interest expense was $148.0 million for the nine months ended September 30, 2018, compared to $116.2 million for the nine months ended September 30, 2017. The increase in interest expense was principally due to an increase in our indebtedness as a result of the acquisition of U.S. HealthWorks.
Income Taxes
We recorded income tax expense of $47.5 million for the nine months ended September 30, 2018, which represented an effective tax rate of 24.4%. We recorded income tax expense of $59.6 million for the nine months ended September 30, 2017, which represented an effective tax rate of 37.4%. The lower effective tax rate for the nine months ended September 30, 2018 resulted primarily from the effects of the federal tax reform legislation enacted on December 22, 2017 and the discrete tax benefits realized from certain equity interests that were redeemed as part of the closing of the U.S. HealthWorks transaction during the first quarter of 2018.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $34.1 million for the nine months ended September 30, 2018, compared to $23.2 million for the nine months ended September 30, 2017. The increase was principally due to the improved operating performance of several of our joint venture rehabilitation hospitals and the growth of our Concentra segment.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2018 and Nine Months Ended September 30, 2017
In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Nine Months Ended September 30,
	2017	2018
	(in thousands)
Cash flows provided by operating activities	$129,972	$380,977
Cash flows used in investing activities	(169,990)	(646,542)
Cash flows provided by financing activities	48,289	303,429
Net increase in cash and cash equivalents	8,271	37,864
Cash and cash equivalents at beginning of period	99,029	122,549
Cash and cash equivalents at end of period	$107,300	$160,413
Operating activities provided $381.0 million of cash flows for the nine months ended September 30, 2018, compared to $130.0 million of cash flows for the nine months ended September 30, 2017. The increase in operating cash flows for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was principally driven by the change in our accounts receivable in their respective periods. Our days sales outstanding decreased from 58 days at December 31, 2017 to 54 days at September 30, 2018 while our days sales outstanding increased from 51 days at December 31, 2016 to 61 days at September 30, 2017. The decrease in days sales outstanding during the nine months ended September 30, 2018 resulted from the recoupment of Medicare periodic interim underpayments from prior periods. The increase in days sales outstanding during the nine months ended September 30, 2017 was caused by the significant underpayments we received through the Medicare periodic interim payment program in our critical illness recovery hospitals. Additionally, we received overpayments during 2016 which were repaid during the first quarter of 2017. Our days sales outstanding will fluctuate based upon variability in our collection cycles.
Investing activities used $646.5 million of cash flows for the nine months ended September 30, 2018. The principal uses of cash were $515.0 million related to the acquisition of U.S. HealthWorks and $121.0 million for purchases of property and equipment. Investing activities used $170.0 million of cash flows for the nine months ended September 30, 2017. The principal uses of cash were $173.8 million for purchases of property and equipment and $19.4 million for acquisition-related payments, offset in part by $34.6 million of proceeds from the sale of assets.
Financing activities provided $303.4 million of cash flows for the nine months ended September 30, 2018. The principal source of cash was from the issuance of term loans under the Concentra credit facilities which resulted in net proceeds of $779.9 million. This was offset in part by $306.4 million of distributions to non-controlling interests, of which $294.9 million related to the redemption and reorganization transactions executed under the Purchase Agreement in connection with the acquisition of U.S. HealthWorks by our Concentra segment, and $165.0 million of net repayments under the Select revolving credit facility.
Financing activities provided $48.3 million of cash flows for the nine months ended September 30, 2017. The principal source of cash was net borrowings under the Select revolving facility of $100.0 million, offset in part by $23.1 million of cash used for a principal prepayment associated with the Concentra credit facilities, $5.8 million of cash used for a term loan payment associated with the Select credit facilities, and $9.2 million of cash used for financing costs.

Capital Resources
Working capital.  We had net working capital of $338.2 million at September 30, 2018, compared to $315.4 million at December 31, 2017. The increase in net working capital was primarily due to the acquisition of U.S. HealthWorks and an increase in our accounts receivable.
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
On October 26, 2018, Select entered into Amendment No. 2 to the Select credit agreement. Among other things, Amendment No. 2 (i) decreased the applicable interest rate on the Select term loans from the Adjusted LIBO Rate (as defined in the Select credit agreement) plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternative Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternative Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified total net leverage ratio (as defined in the Select credit agreement), and (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternative Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternative Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified total net leverage ratio. As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Select credit agreement are no longer subject to the currently applicable floor.
At September 30, 2018, Select had outstanding borrowings under the Select credit facilities consisting of $1,132.8 million in Select term loans (excluding unamortized discounts and debt issuance costs of $22.1 million) and borrowings of $65.0 million (excluding letters of credit) under the Select revolving facility. At September 30, 2018, Select had $347.5 million of availability under the Select revolving facility after giving effect to $37.5 million of outstanding letters of credit.
Concentra credit facilities.  Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.
On February 1, 2018, in connection with the acquisition of U.S. HealthWorks, Concentra amended the Concentra first lien credit agreement to, among other things, provide for (i) an additional $555.0 million in tranche B term loans that, along with the existing tranche B term loans under the Concentra first lien credit agreement, have a maturity date of June 1, 2022 and (ii) an additional $25.0 million to the $50.0 million, five-year revolving credit facility under the terms of the existing Concentra first lien credit agreement. The tranche B term loans bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%) for Eurodollar Borrowings (as defined in the Concentra first lien credit agreement), or Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 1.75% (subject to an Alternate Base Rate floor of 2.00%) for ABR Borrowings (as defined in the Concentra first lien credit agreement). All other material terms and conditions applicable to the original tranche B term loan commitments are applicable to the additional tranche B term loans created under the Concentra first lien credit agreement.
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
On October 26, 2018, Concentra entered into Amendment No. 4 to the Concentra first lien credit agreement. Among other things, Amendment No. 4 (i) provided the applicable interest rate on the tranche B term loans under the Concentra first lien credit agreement is the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 2.50% to 2.75% (with 2.75% being the initial rate), or the Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 1.50% to 1.75% (with 1.75% being the initial rate), in each case subject to a specified credit rating, and (ii) decreased the applicable interest rate on the loans outstanding under the Concentra revolving credit facility from the Adjusted LIBO Rate plus a percentage ranging from 2.75% to 3.00% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate plus a percentage ranging from 1.75% to 2.00% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to Concentra’s first lien net leverage ratio (as defined in the Concentra first lien credit agreement). As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Concentra first lien credit agreement are no longer subject to the currently applicable floor.
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
Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, together with cash on hand, to pay the cash purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC and to finance the redemption and reorganization transactions executed under the Purchase Agreement.
At September 30, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,414.2 million of term loans (excluding unamortized discounts and debt issuance costs of $23.5 million). Concentra did not have any borrowings under the Concentra revolving facility. At September 30, 2018, Concentra had $62.3 million of availability under its revolving facility after giving effect to $12.7 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2019, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended September 30, 2018. Since the inception of the program through September 30, 2018, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.

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
The amendments in the standard will take effect for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted as of the beginning of an interim or annual reporting period. There are two transition approaches available under the standard: a modified retrospective approach for leases that exist, or are entered into, after the beginning of the earliest comparative period in the financial statements or a cumulative-effect approach with an adjustment to the opening balance of retained earnings in the period of adoption.
Upon adoption, the Company will recognize significant assets and liabilities on the consolidated balance sheets as a result of the operating lease obligations of the Company. Operating lease expense will still be recognized as rent expense on a straight‑line basis over the respective lease terms in the consolidated statements of operations.
The Company will implement the new standard beginning January 1, 2019, using the cumulative-effect approach, without adjusting the comparative periods. The Company has completed its inventory of leases and has begun to implement a new technology platform to account for leases under the new standard.  The Company has substantially completed validating its lease data to ensure it is complete and accurate. The Company’s remaining implementation efforts are focused on designing accounting processes, disclosure processes, and internal controls in order to account for its leases under the new standard.
Cloud Computing Arrangements
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other-Internal-Use Software which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This guidance is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the impacts that adoption of this ASU will have on its consolidated financial statements.

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
Beginning in May 2014, the FASB issued several ASUs which established Topic 606, Revenue from Contracts with Customers (the “revenue recognition standard”). This revenue recognition standard supersedes existing revenue recognition requirements and seeks to eliminate most industry-specific guidance under current GAAP. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company adopted the new revenue recognition standard on January 1, 2018, using the full retrospective transition method. Adoption of the revenue recognition standard impacted the Company’s reported results as follows:

	Three Months Ended September 30, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$1,097,166	$1,077,014	$(20,152)
Bad debt expense	20,321	169	(20,152)

	Nine Months Ended September 30, 2017
	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Condensed Consolidated Statements of Operations
Net operating revenues	$3,329,202	$3,270,996	$(58,206)
Bad debt expense	59,120	914	(58,206)

Condensed Consolidated Statements of Cash Flows
Provision for bad debts	$59,120	$914	$(58,206)
Changes in accounts receivable	(201,514)	(143,308)	58,206
 _____________________________________________________________

(1)	Bad debt expense is now included in cost of services on the condensed consolidated statements of operations.

	December 31, 2017
	As Reported	As Adjusted	Adoption Impact
	(in thousands)
Condensed Consolidated Balance Sheets
Accounts receivable	$767,276	$691,732	$(75,544)
Allowance for doubtful accounts	75,544	—	(75,544)
Accounts receivable	$691,732	$691,732	$—
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
At September 30, 2018, Select had outstanding borrowings under the Select credit facilities consisting of $1,132.8 million of Select term loans (excluding unamortized discounts and debt issuance costs of $22.1 million) and borrowings of $65.0 million (excluding letters of credit) under the Select revolving facility, which bear interest at variable rates.
At September 30, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,414.2 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $23.5 million), which bear interest at variable rates. Concentra did not have any borrowings under the Concentra revolving facility.
As of September 30, 2018, each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra’s variable rate debt by $6.5 million per annum.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra consummated the acquisition of U.S. HealthWorks. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In June 2016, the District Court granted the defendants’ Motion to Dismiss and dismissed with prejudice the plaintiff‑relator’s lawsuit in its entirety. The District Court ruled that the first‑to‑file bar precludes all but one of the plaintiff‑relator’s claims, and that the remaining claim must also be dismissed because the plaintiff‑relator failed to plead it with sufficient particularity. In July 2016, the plaintiff‑relator filed a Notice of Appeal to the United States Court of Appeals for the Sixth Circuit. Then, on October 11, 2016, the plaintiff‑relator filed a Motion to Remand the case to the District Court for further proceedings, arguing that the September 30, 2016 decision in the Evansville litigation, discussed above, undermines the basis for the District Court’s dismissal. After the Court of Appeals denied the Motion to Remand, the plaintiff‑relator then sought an indicative ruling from the District Court that it would vacate its prior dismissal ruling and allow plaintiff‑relator to supplement his Complaint, but the District Court denied such request. In December 2017, the Court of Appeals, relying on the public disclosure bar, denied the appeal of the plaintiff‑relator and affirmed the judgment of the District Court. In February 2018, the Court of Appeals denied a petition for rehearing that the plaintiff-relator filed in January 2018, and in July 2018, the deadline expired for the plaintiff-relator to file a petition for certiorari to the Supreme Court of the United States.

Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital-Wilmington, Inc. (“SSH‑Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16‑347‑LPS. The Complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH‑Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff‑relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH‑Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH‑Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, in May 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff‑relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that defendants violated the Delaware False Claims and Reporting Act. It denied the defendants’ motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to plaintiff-relator’s failure to timely serve the amended complaint upon her.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2019 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended September 30, 2018 under the authorized common stock repurchase program.
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2018. As set forth below, the shares repurchased during the three months ended September 30, 2018 relate entirely to shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2018	—	$—	—	$185,249,408
August 1 - August 31, 2018	235,782	20.15	—	185,249,408
September 1 - September 30, 2018	—	—	—	185,249,408
Total	235,782	$20.15	—	$185,249,408

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Dated:  November 1, 2018

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated:  November 1, 2018