Form 10-K
period 2018-12-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2019-02-21
CIK 1320414, 1035688

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2018
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
Select Medical Corporation Yes ☐    No ☒
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrants were required to submit such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant, Select Medical Holdings Corporation, is a large accelerated filer, an accelerated filer, a non- accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of Holdings’ voting stock held by non-affiliates at June 29, 2018 (the last business day of Holdings’ most recently completed second fiscal quarter) was approximately $1,963,731,627, based on the closing price per share of common stock on that date of $18.15 as reported on the New York Stock Exchange. Shares of common stock known by the registrants to be beneficially owned by directors and officers of Holdings subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrants, however, have made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
The number of shares of Holdings’ Common Stock, $0.001 par value, outstanding as of February 1, 2019 was 135,262,167.
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
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1.    The registrant's definitive proxy statement for use in connection with the 2019 Annual Meeting of Stockholders to be held on or about April 30, 2019 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2018, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
SELECT MEDICAL CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2018

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

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources, or expose us to unforeseen liabilities;

•	our plans and expectations related to our acquisitions, including the acquisition of U.S. HealthWorks by Concentra, and our ability to realize anticipated synergies;

•	private third-party payors for our services may adopt payment policies that could limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;

•	shortages in qualified nurses, therapists, physicians, or other licensed providers could increase our operating costs significantly or limit our ability to staff our facilities;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us could subject us to substantial uninsured liabilities;

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

Item 1.    Business.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals (previously referred to as long term acute care hospitals), rehabilitation hospitals (previously referred to as inpatient rehabilitation facilities), outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2018, we had operations in 47 states and the District of Columbia. As of December 31, 2018, we operated 96 critical illness recovery hospitals in 27 states, 26 rehabilitation hospitals in 11 states, and 1,662 outpatient rehabilitation clinics in 37 states and the District of Columbia. As of December 31, 2018, Concentra, a joint venture subsidiary, operated 524 occupational health centers in 41 states. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
We manage our Company through four business segments: our critical illness recovery hospital segment, our rehabilitation hospital segment, our outpatient rehabilitation segment, and our Concentra segment. We had net operating revenues of $5,081.3 million for the year ended December 31, 2018. Of this total, we earned approximately 34% of our net operating revenues from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 21% from our outpatient rehabilitation segment, and approximately 31% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational medicine, physical therapy, and consumer health services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Notes to Consolidated Financial Statements—Note 11. Segment Information” beginning on F-35 for financial information for each of our segments for the past three fiscal years, which have been recast to reflect the current reportable segment structure of our Company.
Critical Illness Recovery Hospitals
We are a leading operator of critical illness recovery hospitals in the United States, which are certified by Medicare as long term care hospitals (“LTCHs”). As of December 31, 2018, we operated 96 critical illness recovery hospitals in 27 states. For the years ended December 31, 2016, 2017, and 2018, approximately 53%, 52% and 51%, respectively, of the net operating revenues of our critical illness recovery hospital segment came from Medicare reimbursement. This percentage declined in 2018 as compared to the prior year because of the changes we implemented at critical illness recovery hospitals operating under Medicare patient criteria as LTCHs, which have resulted in lower Medicare patient volume. As of December 31, 2018, we employed approximately 13,500 people in our critical illness recovery hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.
We operate the majority of our critical illness recovery hospitals as a hospital within a hospital (an “HIH”). A critical illness recovery hospital that operates as an HIH leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing critical illness recovery hospital does not operate on a host hospital campus. We owned 96 critical illness recovery hospitals at December 31, 2018, of which 71 were operated as HIHs and 25 were operated as free-standing hospitals.
Patients are typically admitted to our critical illness recovery hospitals from general acute care hospitals, likely following an intensive care unit stay, suffering from chronic critical illness. These patients have highly specialized needs, with serious and complex medical conditions involving multiple organ systems. These conditions are often a result of complications related to heart failure, complex infectious disease, respiratory failure and pulmonary disease, complex surgery requiring prolonged recovery, renal disease, neurological events, and trauma. Given their complex medical needs, these patients require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a critical illness recovery hospital that is designed to meet their unique medical needs. For the year ended December 31, 2018, the average length of stay for patients in our critical illness recovery hospitals was 28 days.

Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. The Joint Commission (“TJC”) and DNV GL Healthcare USA, Inc. (“DNV”) are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. As of December 31, 2018, we operated 96 critical illness recovery hospitals, 95 of which were accredited by TJC. One of our critical illness recovery hospitals was accredited by DNV.  Also as of December 31, 2018, all of our critical illness recovery hospitals were certified as LTCHs. Each of our critical illness recovery hospitals must regularly demonstrate to a survey team conformance to the applicable standards established by TJC, DNV or the Medicare program, as applicable.
When a patient is referred to one of our critical illness recovery hospitals by a physician, case manager, discharge planner, or payor, a clinical assessment is performed to determine patient eligibility for admission. Based on the determinations reached in this clinical assessment, an admission decision is made.
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
Each of our critical illness recovery hospitals has a distinct medical staff that is composed of physicians from multiple specialties that have successfully completed the required privileging and credentialing process. In general, physicians on the medical staff are not directly employed but are more commonly independent, practicing at multiple hospitals in the community. Attending physicians conduct daily rounds on their patients while consulting physicians provide consulting services based on the specific medical needs of our patients. Each critical illness recovery hospital develops on-call arrangements with individual physicians to ensure that a physician is available to care for our patients. When determining the appropriate composition of the medical staff of a critical illness recovery hospital, we consider the size of the critical illness recovery hospital, services provided by the critical illness recovery hospital, if applicable, the size and capabilities of the medical staff of the general acute care hospital that hosts that HIH and, if applicable, the proximity of an acute care hospital to the free-standing critical illness recovery hospital. The medical staff of each of our critical illness recovery hospitals meets the applicable requirements set forth by Medicare, the hospital’s applicable accrediting organizations, and the state in which that critical illness recovery hospital is located.
Our critical illness recovery hospital segment is led by a president & chief operating officer, chief medical officer, and chief quality officer. Each of our critical illness recovery hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our critical illness recovery hospitals. We provide our critical illness recovery hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits staff at our critical illness recovery hospitals to focus their time on patient care.
For a description of government regulations and Medicare payments made to our critical illness recovery hospitals, see “—Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
Critical Illness Recovery Hospital Strategy
The key elements of our critical illness recovery hospital strategy are to:
Focus on Specialized Inpatient Services. We serve highly acute patients and patients with debilitating injuries and rehabilitation needs that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Chronically critically ill patients admitted to our critical illness recovery hospitals require long stays, benefiting from a more specialized and targeted clinical approach. Our care model is distinct from what patients experience in general acute care hospitals.

Provide High-Quality Care and Service. Our critical illness recovery hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with acute, highly complex, and specialized medical needs. Our treatment programs focus on specific patient needs and medical conditions, such as ventilator weaning protocols, comprehensive wound care assessments and treatment protocols, medication review and antibiotic stewardship, infection control prevention, and customized mobility, speech, and swallow programs. Our staffing models ensure that patients have the appropriate clinical resources over the course of their stay. We maintain quality assurance programs to support and monitor quality of care standards and to meet regulatory requirements and maintain Medicare certifications. We believe that we are recognized for providing quality care and service, which helps develop brand loyalty in the local areas we serve.
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
The quality of the patient care we provide is continually monitored using several measures, including clinical outcomes data and analyses and patient satisfaction surveys. Quality metrics from our critical illness recovery hospitals are used to create monthly, quarterly, and annual reporting for our leadership team. In order to benchmark ourselves against other hospitals, we collect our clinical and patient satisfaction information and compare it to national standards and the results of other healthcare organizations. We are required to report quality measures to individual states based on unique requirements and laws. We also submit required quality data elements to the Center for Medicare & Medicaid Services (“CMS”). See “—Government Regulations—Other Medicare Regulations—Medicare Quality Reporting.”
Control Operating Costs. We continually seek to improve operating efficiency and control costs at our critical illness recovery hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

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
Increase Commercial Volume. We have focused on continued expansion of our relationships with commercial insurers to increase our volume of patients with commercial insurance in our critical illness recovery hospitals. We believe that commercial payors seek to contract with our hospitals because we offer our patients high-quality, cost-effective care at more attractive rates than general acute care hospitals. We also offer commercial enrollees customized treatment programs not typically offered in general acute care hospitals.
Pursue Opportunistic Acquisitions. We may grow our network of critical illness recovery hospitals through opportunistic acquisitions. When we acquire a critical illness recovery hospital or a group of related facilities, a team of our professionals is responsible for formulating and executing an integration plan. We seek to improve financial performance at such facilities by adding clinical programs that attract commercial payors, centralizing administrative functions, and implementing our standardized resource management programs.
Rehabilitation Hospitals
Our rehabilitation hospitals provide comprehensive physical medicine, as well as rehabilitation programs and services, which serve to optimize patient health, function, and quality of life in the United States. As of December 31, 2018, we operated 26 rehabilitation hospitals in 11 states. For the years ended December 31, 2016, 2017, and 2018, approximately 38%, 42% and 42%, respectively, of the net operating revenues of our rehabilitation hospital segment came from Medicare reimbursement. As of December 31, 2018, we employed approximately 10,100 people in our rehabilitation hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, speech therapists, neuropsychologists, and other psychologists.

Patients at our rehabilitation hospitals have specialized needs, with serious and often complex medical conditions requiring rehabilitative healthcare services in an inpatient setting. These conditions require targeted therapy and rehabilitation treatment, including comprehensive rehabilitative services for brain and spinal cord injuries, strokes, amputations, neurological disorders, orthopedic conditions, pediatric congenital or acquired disabilities, and cancer. Given their complex medical needs and gradual and prolonged recovery, these patients generally require a longer length of stay than patients in a general acute care hospital. For the year ended December 31, 2018, the average length of stay for patients in our rehabilitation hospitals was 14 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. As of December 31, 2018, we operated 26 rehabilitation hospitals, 25 of which were accredited by TJC. One of our rehabilitation hospitals was accredited by DNV.  Also as of December 31, 2018, all of our rehabilitation hospitals were certified as Medicare providers as inpatient rehabilitation facilities (“IRFs”). 12 of our rehabilitation hospitals also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization that establishes standards related to the operation of medical rehabilitation facilities. Each of our rehabilitation hospitals must regularly demonstrate to a survey team conformance to the applicable standards established by TJC, DNV, the Medicare program, or CARF, as applicable.
When a patient is referred to one of our rehabilitation hospitals by a physician, case manager, discharge planner, health maintenance organization, or insurance company, we perform a clinical assessment of the patient to determine if the patient meets criteria for admission. Based on the determinations reached in this clinical assessment, an admission decision is made.
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
Each of our rehabilitation hospitals has a multi-specialty medical staff that is composed of physicians who have completed the privileging and credentialing process required by that rehabilitation hospital and have been approved by the governing board of that rehabilitation hospital. Physicians on the medical staff of our rehabilitation hospitals are generally not directly employed by our rehabilitation hospitals, but instead have staff privileges at one or more hospitals. At each of our rehabilitation hospitals, attending physicians conduct rounds on their patients on a regular basis and consulting physicians provide consulting services based on the medical needs of our patients. Our rehabilitation hospitals also have on-call arrangements with physicians to ensure that a physician is available to care for our patients. We staff our rehabilitation hospitals with the number of physicians, therapists, and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a rehabilitation hospital, we consider the size of the rehabilitation hospital, services provided by the rehabilitation hospital, and, if applicable, the proximity of an acute care hospital to the free-standing rehabilitation hospital. The medical staff of each of our rehabilitation hospitals meets the applicable requirements set forth by Medicare, the facility’s applicable accrediting organizations, and the state in which that rehabilitation hospital is located.
Our rehabilitation hospital segment is led by a president, chief operating officer, national medical director, chief academic officer, and chief quality officer. Each of our rehabilitation hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, a director of therapy services, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our rehabilitation hospitals. We provide our facilities within our rehabilitation hospital segment with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits the staff at our rehabilitation hospitals to focus their time on patient care.
For a description of government regulations and Medicare payments made to our rehabilitation hospitals, see “—Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”

Rehabilitation Hospital Strategy
The key elements of our rehabilitation hospital strategy are to:
Focus on Specialized Inpatient Services. We serve patients with debilitating injuries and rehabilitation needs that cannot be adequately cared for in a less medically intensive environment, such as a skilled nursing facility. Generally, patients in our rehabilitation hospitals require longer stays and can benefit from more specialized and intensive clinical care than patients treated in general acute care hospitals and require more intensive therapy than that provided in outpatient rehabilitation clinics.
Provide High-Quality Care and Service. Our rehabilitation hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with complex and specialized medical needs. Our specialized treatment programs focus on specific patient needs and medical conditions, such as rehabilitation programs for brain trauma and spinal cord injuries. We also focus on specific programs of care designed to restore strength, improve physical and cognitive function, and promote independence in activities of daily living for patients who have suffered complications from strokes, amputations, cancer, and neurological and orthopedic conditions. Our staffing models ensure that patients have the appropriate clinical resources over the course of their stay. We maintain quality assurance programs to support and monitor quality of care standards and to meet regulatory requirements and maintain Medicare certifications. We believe that we are recognized for providing quality care and service, which helps develop brand loyalty in the local areas we serve.
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
The quality of the patient care we provide is continually monitored using several measures, including clinical outcomes data and analyses and patient satisfaction surveys. Quality metrics from our rehabilitation hospitals are used to create monthly, quarterly, and annual reporting for our leadership team. In order to benchmark ourselves against other hospitals, we collect our clinical and patient satisfaction information and compare it to national standards and the results of other healthcare organizations. We are required to report quality measures to individual states based on unique requirements and laws. We also submit required quality data elements to CMS. See “—Government Regulations—Other Medicare Regulations—Medicare Quality Reporting.”
Control Operating Costs. We continually seek to improve operating efficiency and control costs at our rehabilitation hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:

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
Increase Commercial Volume. We have focused on continued expansion of our relationships with commercial insurers to increase our volume of patients with commercial insurance in our rehabilitation hospitals. We believe that commercial payors seek to contract with our rehabilitation hospitals because we offer our patients high-quality, cost-effective care at more attractive rates than general acute care hospitals. We also offer commercial enrollees customized and comprehensive rehabilitation treatment programs not typically offered in general acute care hospitals.
Develop Rehabilitation Hospitals through Pursuing Joint Ventures with Large Healthcare Systems. By leveraging the experience of our senior management and development team, we believe that we are well positioned to expand our portfolio of joint ventured operations. When we identify joint venture opportunities, our development team conducts an extensive review of the area’s referral patterns and commercial insurance rates to determine the general reimbursement trends and payor mix. Once discussions commence with a healthcare system, we refine the specific needs of a joint venture, which could include working capital, the construction of new space, or the leasing and renovation of existing space. A joint venture typically consists of us and the healthcare system contributing certain post-acute care businesses into a newly formed entity. We typically function as the manager and hold either a majority or minority ownership interest. We bring clinical expertise and clinical programs that attract commercial payors and implement our standardized resource management programs, which may improve the clinical outcome and enhance the financial performance of the joint venture.

Pursue Opportunistic Acquisitions. We may grow our network of rehabilitation hospitals through opportunistic acquisitions. When we acquire a rehabilitation hospital or a group of related facilities, a team of our professionals is responsible for formulating and executing an integration plan. We seek to improve financial performance at such facilities by adding clinical programs that attract commercial payors, centralizing administrative functions, and implementing our standardized resource management programs.
Outpatient Rehabilitation
We are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,662 facilities throughout 37 states and the District of Columbia as of December 31, 2018. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. Our outpatient rehabilitation segment employed approximately 10,400 people as of December 31, 2018.
In our outpatient rehabilitation clinics, we provide physical, occupational, and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy, post-concussion rehabilitation, and athletic training services. The typical patient in one of our outpatient rehabilitation clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries, or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, and speech-language pathologists.
Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. In recent years, a number of states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. Currently, this population of patients is not significant. In our outpatient rehabilitation segment, for the year ended December 31, 2018, approximately 84% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations, workers’ compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
For a description of government regulations and Medicare payments made to our outpatient rehabilitation services, see “—Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
Concentra
We are the largest provider of occupational health services in the United States based on the number of facilities. As of December 31, 2018, we operated 524 occupational health centers, 124 onsite clinics at employer worksites, and 31 CBOCs throughout 44 states. In some of our occupational health centers we also provide urgent care services. On February 1, 2018, we acquired U.S HealthWorks, an occupational medicine and urgent care service provider, as part of our Concentra segment. We deliver occupational medicine, consumer health, physical therapy, and veteran’s healthcare services in our occupational health centers, onsite clinics located at the workplaces of our employer customers, and our CBOCs. Our Concentra segment employed approximately 11,200 people as of December 31, 2018.
We offer a range of occupational and consumer health services through our occupational health centers and onsite clinics. Occupational health services include workers’ compensation injury care as well as employer services, clinical testing, wellness programs, and preventative care. Our services at the CBOCs include primary care, specialty care, sub-specialty care, mental health, and pharmacy benefits. Consumer health consists of non-employer, patient-directed treatment of injuries and illnesses. Our consumer health service offerings include urgent care, wellness programs, and preventative care.
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
Workers’ compensation is administered on a state-by-state basis and each state is responsible for implementing and regulating its own workers’ compensation program. Because workers’ compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, because programs vary by state, it is difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates. For the year ended December 31, 2018, approximately 58% of our Concentra segment operating revenues came from workers’ compensation payments.

Acquisition of U.S. HealthWorks
On February 1, 2018, pursuant to the terms of the Equity Purchase and Contribution Agreement, dated October 22, 2017 with Concentra, Concentra Group Holdings Parent, U.S. HealthWorks (“U.S. Healthworks”) and Dignity Health Holding Corporation (“DHHC”), Concentra acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, an occupational medicine and urgent care service provider. Concentra acquired U.S. HealthWorks for $753.6 million. DHHC, a subsidiary of Dignity Health, was issued a 20% equity interest in Concentra Group Holdings Parent, which was valued at $238.0 million. The remainder of the purchase price was paid in cash. Select currently retains a majority voting interest in Concentra Group Holdings Parent.
Concentra used borrowings under its first lien credit agreement and its second lien credit agreement, together with cash on hand, to pay the cash purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC, to finance the redemption and reorganization transactions executed under the Purchase Agreement, and to pay fees and expenses associated with the financing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Commitments and Contingencies” for a description of Concentra’s indebtedness arrangements.
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
Pursue Direct Employer Relationships. We believe we provide occupational health services in a cost-effective manner to our employer customers. By establishing direct relationships with these customers, we seek to reduce overall costs of their workers’ compensation claims, while improving employee health, and getting their employees back to work faster.
Increase Presence in the Areas We Serve. We strive to establish a strong presence within the local areas we serve. To increase our presence, we seek to expand our services and programs and to open new occupational health centers and employer onsite locations. This allows us to realize economies of scale, heightened brand loyalty, and workforce continuity.
Pursue Opportunistic Acquisitions. We may grow our network and expand our geographic reach through opportunistic acquisitions, such as the acquisition of U.S. HealthWorks. We believe our size and centralized infrastructure allow us to take advantage of operational efficiencies and improve financial performance at acquired facilities.
Other
Other activities include our corporate services and certain other minority investments in other healthcare related businesses. These include investments in companies that provide specialized technology and services to healthcare entities, as well as providers of complementary services.
Our Competitive Strengths
We believe that the success of our business model is based on a number of competitive strengths, including our position as a leading operator in each of our business segments, our proven financial performance, our strong cash flow, our significant scale, our experience in completing and integrating acquisitions, our partnerships with large healthcare systems, our ability to capitalize on consolidation opportunities, and our experienced management team.

Leading Operator in Distinct but Complementary Lines of Business. We believe that we are a leading operator in our business segments based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our critical illness recovery hospital segment, we operated 96 critical illness recovery hospitals in 27 states as of December 31, 2018. In our rehabilitation hospital segment, we operated 26 rehabilitation hospitals in 11 states as of December 31, 2018. In our outpatient rehabilitation segment, we operated 1,662 outpatient rehabilitation clinics in 37 states and the District of Columbia as of December 31, 2018. In our Concentra segment, we operated 524 occupational health centers in 41 states as of December 31, 2018. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.
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
Experience in Successfully Completing and Integrating Acquisitions.  Since our inception in 1997 through 2018, we completed ten significant acquisitions for approximately $3.32 billion, which includes $418.6 million paid to acquire Physiotherapy, $1.05 billion paid to acquire Concentra, and $753.6 million paid to acquire U.S. HealthWorks. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.
Experience in Partnering with Large Healthcare Systems. Over the past several years we have partnered with large healthcare systems to provide post-acute care services. We believe that we provide operating expertise to these ventures through our experience in operating critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation facilities and have improved and expanded the level of post-acute care services provided in these communities, as well as the financial performance of these operations.
Well-Positioned to Capitalize on Consolidation Opportunities. We believe that we are well-positioned to capitalize on consolidation opportunities within each of our business segments and selectively augment our internal growth. We believe that each of our business segments is largely fragmented, with many of the nation’s critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation facilities, and occupational health centers operated by independent operators lacking national or broad regional scope. With our geographically diversified portfolio of facilities in the United States, we believe that our footprint provides us with a wide-ranging perspective on multiple potential acquisition opportunities.
Experienced and Proven Management Team. Prior to co-founding our company with our current Executive Chairman and Co-Founder, our Vice Chairman and Co-Founder founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. The other members of our senior management team also have extensive experience in the healthcare industry, with an average of almost 25 years in the business. In recent years, we have reorganized our operations to expand executive talent and ensure management continuity.

Sources of Net Operating Revenues
The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2016	2017	2018
Medicare	30.0%	30.1%	26.6%
Commercial insurance(1)	34.1%	34.4%	31.8%
Workers’ Compensation	17.1%	17.2%	22.1%
Private and other(2)	15.8%	15.3%	16.8%
Medicaid	3.0%	3.0%	2.7%
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________

(1)	Primarily includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, and managed care programs.

(2)	Primarily includes management services, employer services, self-payors, and non-patient related payments. Self-pay revenues represent less than 1% of total net operating revenues for all periods.
Government Sources
Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2018, we operated 96 critical illness recovery hospitals, all of which were certified by Medicare as LTCHs. Also as of December 31, 2018, we operated 26 rehabilitation hospitals, all of which were certified by Medicare as IRFs . Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Our Concentra segment receives payments from the Department of Veterans Affairs and other governmental programs. Additionally, many of our critical illness recovery hospitals and rehabilitation hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients covered under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
Our non-government sources of net operating revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly.
Employees
As of December 31, 2018, we employed approximately 47,100 people throughout the United States. Approximately 33,700 of our employees are full-time and the remaining approximately 13,400 are part-time employees. Our critical illness recovery hospital segment employees totaled approximately 13,500, rehabilitation hospital segment employees totaled approximately 10,100, outpatient rehabilitation segment employees totaled approximately 10,400, and Concentra segment employees totaled approximately 11,200. Approximately 1,900 of the remaining employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.

Competition
Critical Illness Recovery Hospitals and Rehabilitation Hospitals
Our critical illness recovery hospitals and our rehabilitation hospitals both compete on the basis of the quality of the patient services we provide, the outcomes we achieve for our patients, and the prices we charge for our services. The primary competitive factors in both of our critical illness recovery hospital and rehabilitation hospital segments include quality of services, charges for services, and responsiveness to the needs of patients, families, payors, and physicians. Other companies operate critical illness recovery hospitals and rehabilitation hospitals that compete with our own hospitals, including large operators of similar facilities, such as Kindred Healthcare Inc. and Encompass Health Corporation, and rehabilitation units and step-down units operated by acute care hospitals in the markets we serve. The competitive position of a critical illness recovery hospital or a rehabilitation hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations, and health maintenance organizations. Such organizations attempt to obtain discounts from established critical illness recovery hospital or rehabilitation hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations, and other organizations which finance healthcare, and its effect on a critical illness recovery hospital’s or rehabilitation hospital’s competitive position, vary from area to area depending on the number and strength of such organizations.
Outpatient Rehabilitation Clinics
Our outpatient rehabilitation clinics face a highly fragmented and competitive environment. The primary competitors that provide outpatient rehabilitation services include physician-owned physical therapy clinics, dedicated locally owned and managed outpatient rehabilitation clinics, and hospital or university owned or affiliated ventures, as well as national and regional providers in select areas, including Athletico Physical Therapy, ATI Physical Therapy, U.S. Physical Therapy, and Upstream Rehabilitation. Some of these competing clinics have longer operating histories and greater name recognition in these communities than our clinics, and they may have stronger relations with physicians in these communities on whom we rely for patient referrals. Because the barriers to entry are not substantial and current customers have the flexibility to move easily to new healthcare service providers, we believe that new outpatient physical therapy competitors can emerge relatively quickly.
Concentra
Our Concentra segment’s occupational health services, consumer health, and veteran’s healthcare business face a highly fragmented and competitive environment. The primary competitors that provide occupational health services have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry are not substantial and Concentra’s current customers have the flexibility to move easily to new healthcare service providers, we believe that new competitors to Concentra can emerge relatively quickly. Furthermore, urgent care clinics in the local communities Concentra serves provide services similar to those Concentra offers, and, in some cases, competing facilities are more established or newer than Concentra’s, may offer a broader array of services to patients than Concentra’s, and may have larger or more specialized medical staffs to treat and serve patients.
Government Regulations
General
The healthcare industry is required to comply with many complex laws and regulations at the federal, state, and local government levels. These laws and regulations require that hospitals and facilities furnishing outpatient services (including outpatient rehabilitation clinics, Concentra occupational health centers, onsite clinics, and CBOCs) comply with various requirements and standards. These laws and regulations include those relating to the adequacy of medical care, facilities and equipment, personnel, operating policies and procedures, and recordkeeping, as well as standards for reimbursement, fraud and abuse prevention, and health information privacy and security. These laws and regulations are extremely complex, often overlap and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid, and other federal and state healthcare programs.

Facility Licensure
Our healthcare facilities are subject to state and local licensing statutes and regulations ranging from the adequacy of medical care to compliance with building codes and environmental protection laws. In order to assure continued compliance with these various regulations, governmental and other authorities periodically inspect our facilities, both at scheduled intervals and in response to complaints from patients and others. While our facilities intend to comply with existing licensing standards, there can be no assurance that regulatory authorities will determine that all applicable requirements are fully met at any given time. In addition, the state and local licensing laws are subject to changes or new interpretations that could impose additional burdens on our facilities. A determination by an applicable regulatory authority that a facility is not in compliance with these requirements could lead to the imposition of corrective action, assessment of fines and penalties, or loss of licensure, Medicare enrollment, certification or accreditation. These consequences could have an adverse effect on our company.
Some states still require us to get approval under certificate of need regulations when we create, acquire, or expand our facilities or services, or alter the ownership of such facilities, whether directly or indirectly. The certificate of need regulations vary from state to state, and are subject to change and new interpretation. If we fail to show public need and obtain approval in these states for our new facilities or changes to the ownership structure of existing facilities, we may be subject to civil or even criminal penalties, lose our facility license, or become ineligible for reimbursement.
Professional Licensure, Corporate Practice and Fee-Splitting Laws
Healthcare professionals at our critical illness recovery hospitals, our rehabilitation hospitals, and our facilities furnishing outpatient services are required to be individually licensed or certified under applicable state law. We take steps to ensure that our employees and agents possess all necessary licenses and certifications.
Some states prohibit the “corporate practice of medicine,” which restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. Some states similarly prohibit the “corporate practice of therapy.” The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ physicians or therapists to furnish professional services. Also, in some states, hospitals are permitted to employ physicians.
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
Although we believe that our facilities comply with corporate practice and fee-splitting laws, if new regulations or judicial or administrative interpretations establish that our facilities do not comply with these laws, we could be subject to civil and perhaps criminal penalties. In addition, if any of our facilities is determined not to comply with corporate practice and fee-splitting laws, certain of our agreements relating to the facility may be determined to be unenforceable, including our management agreements with the professional corporations furnishing physician services or our payment arrangements with insurers or employers. Future interpretations of corporate practice and fee-splitting laws, the enactment of new legislation, or the adoption of new regulations relating to these laws could cause us to have to restructure our business operations or close our facilities in a particular state. Any such penalties, determinations of unenforceability, or interpretations could have a material adverse effect on our business.

Medicare Enrollment and Certification
In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel, and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2018, all of the critical illness recovery hospitals we operated were certified by Medicare as LTCHs. As of December 31, 2018, all of the rehabilitation hospitals we operated were certified by Medicare as IRFs. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies,” which operate as outpatient rehabilitation providers for the purposes of the Medicare program. Our Concentra occupational health centers furnishing outpatient services are generally enrolled in Medicare as suppliers.
Accreditation
Our critical illness recovery hospitals and our rehabilitation hospitals receive accreditation from TJC, DNV and/or CARF. As of December 31, 2018, all of the 96 critical illness recovery hospitals and all of the 26 rehabilitation hospitals we operated were accredited by TJC or DNV. In addition, 12 of our rehabilitation hospitals have also received accreditation from CARF. Where required under our contracts with the Department of Veterans Affairs, our facilities furnishing outpatient services that operate as CBOCs are accredited by TJC or another healthcare accrediting organization. See “—Government Regulations—Veterans Affairs.”
Workers’ Compensation
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Net operating revenues generated directly from workers’ compensation programs represented approximately 18% of our net operating revenue from our outpatient rehabilitation segment, 1% of our net operating revenue from our critical illness recovery hospital segment, 2% of our net operating revenue from our rehabilitation hospital segment, and 58% of our net operating revenue from our Concentra segment for the year ended December 31, 2018.
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
Veterans Affairs
As of December 31, 2018, we had 31 CBOCs, which were established to provide services to veterans residing in catchment areas under agreements with the Department of Veterans Affairs. The awarding of such agreements is regulated by laws related to federal government procurements generally, including the Federal Acquisition Regulations. Our contracts with the Department of Veterans Affairs include administrative and clinical services, performance standards, qualifications and other contractor requirements and information and security requirements. In general, our facilities furnishing outpatient services that are CBOCs provide outpatient primary care and mental healthcare in exchange for a capitated monthly fee based on the number of eligible patients then enrolled in that CBOC.

Overview of U.S. and State Government Reimbursements
Medicare Program in General
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. The table below shows the percentage of net operating revenues generated directly from the Medicare program for each of our segments and our company as a whole for the fiscal years ended December 31, 2016, 2017 and 2018.

	Year Ended December 31,
Medicare Net Operating Revenues by Segment	2016	2017	2018
Critical illness recovery hospital	53.3%	52.4%	50.9%
Rehabilitation hospital	38.4%	41.6%	41.5%
Outpatient rehabilitation	13.9%	14.8%	15.2%
Concentra	0.2%	0.2%	0.1%
Total Company	30.0%	30.1%	26.6%
The Medicare program reimburses various types of providers, including LTCHs, IRFs, and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to LTCHs, IRFs, and outpatient rehabilitation providers, as described herein, are different than the system applicable to general acute care hospitals. If any of our hospitals fail to comply with requirements for payment under Medicare reimbursement systems for LTCHs or IRFs, as applicable, that hospital will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments for inpatient care are made under the inpatient prospective payment system (“IPPS”) under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups (“MS-DRGs”). The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH or IRF, the general acute care hospital may be reimbursed below the full MS-DRG payment if the patient’s length of stay is less than the geometric mean length of stay for the MS-DRG.
Medicare Reimbursement of LTCH Services
The Medicare payment system for LTCHs is based on a prospective payment system specifically applicable to LTCHs (“LTCH-PPS”). The policies and payment rates under LTCH-PPS are subject to annual updates and revisions. Under LTCH-PPS, each patient discharged from an LTCH is assigned to a distinct “MS-LTC-DRG,” which is a Medicare severity long-term care diagnosis-related group for LTCHs, and an LTCH is generally paid a pre-determined fixed amount applicable to the assigned MS-LTC-DRG (adjusted for area wage differences), subject to exceptions for short stay and high cost outlier patients (described below). CMS assigns relative weights to each MS-LTC-DRG to reflect their relative use of medical care resources. The payment amount for each MS-LTC-DRG is intended to reflect the average cost of treating a Medicare patient assigned to that MS-LTC-DRG in an LTCH.
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
The site neutral payment rate for those patients not paid at the LTCH-PPS standard federal payment rate is subject to a transition period. During the transition period (applicable to hospital cost reporting periods beginning on or after October 1, 2015 through September 30, 2019), a blended rate will be paid for Medicare patients not meeting the new criteria that is equal to 50% of the site neutral payment rate amount and 50% of the standard federal payment rate amount. For discharges in cost reporting periods beginning on or after October 1, 2019, only the site neutral payment rate will apply for Medicare patients not meeting the new criteria. For hospital discharges beginning on or after October 1, 2017 through September 30, 2026, the IPPS comparable per diem payment amount (including any applicable outlier payment) used to determine the site neutral payment rate will be reduced by 4.6% after any annual payment rate update.
In addition, for cost reporting periods beginning on or after October 1, 2019, LTCH patient criteria compliant discharges from an LTCH will continue to be paid at the LTCH-PPS standard federal payment rate, unless the number of Medicare discharges for which payment is made under the site-neutral payment rate is greater than 50% of the total number of discharges from the LTCH for that period. If the number of Medicare discharges for which payment is made under the site-neutral payment rate is greater than 50%, then beginning in the next cost reporting period all Medicare discharges from the LTCH will be reimbursed at the site-neutral payment rate. The BBA of 2013 requires CMS to establish a process for an LTCH subject to only the site-neutral payment rate to be reinstated for payment under the dual-rate LTCH-PPS.
Payment adjustments, including the interrupted stay policy (discussed herein), apply to LTCH discharges regardless of whether the case is paid at the standard federal payment rate or the site-neutral payment rate. However, short stay outlier payment adjustments do not apply to cases paid at the site-neutral payment rate. CMS calculates the annual recalibration of the MS-LTC-DRG relative payment weighting factors using only data from LTCH discharges that meet the criteria for exclusion from the site-neutral payment rate. In addition, CMS applies the IPPS fixed-loss amount for high cost outliers to site-neutral cases, rather than the LTCH-PPS fixed-loss amount. CMS calculates the LTCH-PPS fixed-loss amount using only data from cases paid at the LTCH-PPS payment rate, excluding cases paid at the site-neutral rate.
Short Stay Outlier Policy
CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier (“SSO”). SSO cases are paid based on a per diem rate derived from blending 120% of the MS‑LTC‑DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this policy, as the length of stay of a SSO case increases, the percentage of the per diem payment amounts based on the full MS-LTCH-DRG standard federal payment rate increases and the percentage of the payment based on the IPPS comparable amount decreases.
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
Interrupted Stays
An interrupted stay is defined as a case in which an LTCH patient, upon discharge, is admitted to a general acute care hospital, IRF or skilled nursing facility/swing-bed and then returns to the same LTCH within a specified period of time. If the length of stay at the receiving provider is equal to or less than the applicable fixed period of time, it is considered to be an interrupted stay case and the case is treated as a single discharge for the purposes of payment to the LTCH. For interrupted stays of three days or less, Medicare payments for any test, procedure, or care provided to an LTCH patient on an outpatient basis or for any inpatient treatment during the “interruption” would be the responsibility of the LTCH.

Freestanding, HIH, and Satellite LTCHs
LTCHs may be organized and operated as freestanding facilities or as HIHs. As its name suggests, a freestanding LTCH is not located on the campus of another hospital. For such purpose, “campus” means the physical area immediately adjacent to a hospital’s main buildings, other areas, and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital’s campus. Conversely, an HIH is an LTCH that is located on the campus of another hospital. An LTCH, whether freestanding or an HIH, that uses the same Medicare provider number of an affiliated “primary site” LTCH is known as a “satellite.” Under Medicare policy, a satellite LTCH must be located within 35 miles of its primary site LTCH and be administered by such primary site LTCH. A primary site LTCH may have more than one satellite LTCH. CMS sometimes refers to a satellite LTCH that is freestanding as a “remote location.” LTCH HIHs and satellites must comply with  certain requirements to show that they operate as part of the main LTCH, and not the co-located hospital. Most or all of these requirements no longer apply to LTCHs that are located on the same campus as other hospitals excluded from the IPPS (e.g., LTCHs and IRFs), provided that an IPPS hospital is not also located on that campus.
Facility Certification Criteria
The LTCH-PPS regulations define the criteria that must be met in order for a hospital to be certified as an LTCH. To be eligible for payment under the LTCH-PPS, a hospital must be primarily engaged in providing inpatient services to Medicare beneficiaries with medically complex conditions that require a long hospital stay. In addition, by definition, LTCHs must meet certain facility criteria, including: (i) instituting a review process that screens patients for appropriateness of an admission and validates the patient criteria within 48 hours of each patient’s admission, evaluates regularly their patients for continuation of care, and assesses the available discharge options; (ii) having active physician involvement with patient care that includes a physician available on-site daily and additional consulting physicians on call; and (iii) having an interdisciplinary team of healthcare professionals to prepare and carry out an individualized treatment plan for each patient.
An LTCH must have an average inpatient length of stay for Medicare patients (including both Medicare covered and non-covered days) of greater than 25 days. LTCH cases paid at the site-neutral rate and Medicare Advantage cases are excluded from the LTCH average length of stay calculation. LTCHs that fail to exceed an average length of stay of 25 days during any cost reporting period may be paid under the general acute care hospital IPPS if not corrected within established time frames. CMS, through its contractors, determines whether an LTCH has maintained an average length of stay of greater than 25 days during each annual cost reporting period.
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
CMS was precluded from applying the 25 Percent Rule for freestanding LTCHs to cost reporting years beginning before July 1, 2016 and for discharges occurring on or after October 1, 2016 and before October 1, 2017. In addition, the law applied higher percentage admissions thresholds for most LTCHs operating as HIHs and satellites for cost reporting years beginning before July 1, 2016 and effective for discharges occurring on or after October 1, 2016 and before October 1, 2017.
For fiscal year 2018, CMS adopted a regulatory moratorium on the implementation of the 25 Percent Rule.
For fiscal year 2019 and thereafter, CMS eliminated the 25 Percent Rule entirely. The elimination of the 25 Percent Rule is being implemented in a budget-neutral manner by adjusting the standard federal payment rates down such that the projection of aggregate LTCH payments would equal the projection of aggregate LTCH payments that would have been paid if the moratorium ended and the 25 Percent Rule went into effect on October 1, 2018. As a result, the elimination of the 25 Percent Rule includes a temporary, one-time adjustment of 0.990878 to the fiscal year 2019 LTCH-PPS standard federal payment rate, a temporary, one-time adjustment of 0.990737 to the fiscal year 2020 LTCH-PPS standard federal payment rate, and a permanent, one-time adjustment of 0.991249 to the LTCH-PPS standard federal payment rate in fiscal years 2021 and subsequent years.

Annual Payment Rate Update
Fiscal Year 2017. On August 22, 2016, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard federal rate was set at $42,476, an increase from the standard federal rate applicable during fiscal year 2016 of $41,763. The update to the standard federal rate for fiscal year 2017 included a market basket increase of 2.8%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the Affordable Care Act (the “ACA”). The fixed loss amount for high cost outlier cases paid under LTCH-PPS was set at $21,943, an increase from the fixed loss amount in the 2016 fiscal year of $16,423. The fixed loss amount for high cost outlier cases paid under the site neutral payment rate was set at $23,573, an increase from the fixed-loss amount in the 2016 fiscal year of $22,538.
Fiscal Year 2018. On August 14, 2017, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). Certain errors in the final rule published on August 14, 2017 were corrected in a final rule published October 4, 2017. The standard federal rate was set at $41,415, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018 included a market basket increase of 2.7%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. The update to the standard federal rate for fiscal year 2018 was further impacted by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,381, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,537, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.
Fiscal Year 2019. On August 17, 2018, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). Certain errors in the final rule were corrected in a final rule published October 3, 2018. The standard federal rate was set at $41,559, an increase from the standard federal rate applicable during fiscal year 2018 of $41,415. The update to the standard federal rate for fiscal year 2019 included a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. The standard federal rate also included an area wage budget-neutrality factor of 0.999215 and a temporary, one-time budget-neutrality adjustment of 0.990878 in connection with the elimination of the 25 Percent Rule (described herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,121, a decrease from the fixed-loss amount in the 2018 fiscal year of $27,381. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $25,743, a decrease from the fixed-loss amount in the 2018 fiscal year of $26,537.
Medicare Reimbursement of IRF Services
IRFs are paid under a prospective payment system specifically applicable to this provider type, which is referred to as “IRF-PPS.” Under the IRF-PPS, each patient discharged from an IRF is assigned to a case mix group (“IRF-CMG”) containing patients with similar clinical conditions that are expected to require similar amounts of resources. An IRF is generally paid a pre-determined fixed amount applicable to the assigned IRF-CMG (subject to applicable case adjustments related to length of stay and facility level adjustments for location and low income patients). The payment amount for each IRF-CMG is intended to reflect the average cost of treating a Medicare patient’s condition in an IRF relative to patients with conditions described by other IRF-CMGs. The IRF-PPS also includes special payment policies that adjust the payments for some patients based on the patient’s length of stay, the facility’s costs, whether the patient was discharged and readmitted and other factors.
Facility Certification Criteria
Our rehabilitation hospitals must meet certain facility criteria to be classified as an IRF by the Medicare program, including: (i) a provider agreement to participate as a hospital in Medicare; (ii) a pre-admission screening procedure; (iii) ensuring that patients receive close medical supervision and furnish, through the use of qualified personnel, rehabilitation nursing, physical therapy, and occupational therapy, plus, as needed, speech therapy, social or psychological services, and orthotic and prosthetic services; (iv) a full-time, qualified director of rehabilitation; (v) a plan of treatment for each inpatient that is established, reviewed, and revised as needed by a physician in consultation with other professional personnel who provide services to the patient; and (vi) a coordinated multidisciplinary team approach in the rehabilitation of each inpatient, as documented by periodic clinical entries made in the patient’s medical record to note the patient’s status in relationship to goal attainment, and that team conferences are held at least every two weeks to determine the appropriateness of treatment. Failure to comply with any of the classification criteria may result in the denial of claims for payment or cause a hospital to lose its status as an IRF and be paid under the prospective payment system that applies to general acute care hospitals.

Patient Classification Criteria
In order to qualify as an IRF, a hospital must demonstrate that during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 60% required intensive rehabilitation services for one or more of 13 conditions specified by regulation. Compliance with the 60% Rule is demonstrated through either medical review or the “presumptive” method, in which a patient’s diagnosis codes are compared to a “presumptive compliance” list. For fiscal year 2018, CMS revised the 60% Rule’s presumptive methodology (i) including certain International Classification of Diseases, Tenth Revision, Clinical Modification (“ICD-10-CM”) diagnosis codes for patients with traumatic brain injury and hip fracture conditions and (ii) revising the presumptive methodology list for major multiple trauma by counting IRF cases that contain two or more of the ICD-10-CM codes from three major multiple trauma lists in the specified combinations.
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
Fiscal Year 2018. On August 3, 2017, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). The standard payment conversion factor for discharges for fiscal year 2018 was set at $15,838, an increase from the standard payment conversion factor applicable during fiscal year 2017 of $15,708. The update to the standard payment conversion factor for fiscal year 2018 included a market basket increase of 2.6%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. The standard payment conversion factor for fiscal year 2018 was further impacted by the Medicare Access and CHIP Reauthorization Act of 2015, which limited the update for fiscal year 2018 to 1.0%. CMS increased the outlier threshold amount for fiscal year 2018 to $8,679 from $7,984 established in the final rule for fiscal year 2017.
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
Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019 through 2024, professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. MIPS and APM apply to physicians and other practitioners included within the definition of “eligible clinicians.” Currently, physical therapists and occupational therapists may voluntarily participate in MIPS and APM. In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS adopted a final policy to include physical therapists, occupational therapists and qualified speech-language pathologists as “eligible clinicians” and require them to participate in these programs beginning in the 2021 MIPS payment year. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, remain subject to future notice and comment rule-making. For the year ended December 31, 2018, we received approximately 15% of our outpatient rehabilitation net operating revenues from Medicare.

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
The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. However, the Medicare Access and CHIP Reauthorization Act of 2015 and prior legislation extended the annual limits on therapy expenses in hospital outpatient department settings through December 31, 2017. The application of annual limits to hospital outpatient department settings sunset on December 31, 2017.
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
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS established two new modifiers to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. CMS intends to use these modifiers to implement a payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning on January 1, 2022.
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
Medicaid Reimbursement of LTCH and IRF Services
The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 7% of our critical illness recovery hospital segment net operating revenues and 1% of our rehabilitation hospital segment net operating revenues for the year ended December 31, 2018.

Other Healthcare Regulations
Medicare Quality Reporting
LTCHs and IRFs are subject to mandatory quality reporting requirements. LTCHs and IRFs that do not submit the required quality data will be subject to a 2% reduction in their annual payment update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent fiscal years.
LTCHs and IRFs are required to collect and report patient assessment data and clinical measures on each Medicare beneficiary who receives inpatient services in our facilities. We began reporting this data on October 1, 2012. CMS began making this data available to the public on the CMS website in December 2016. CMS is now adding cross-setting quality measures to compare quality and resource data across post-acute settings pursuant to the Improving Medicare Post-Acute Care Transformation Act of 2014 (Pub. L. 113-185) (the “IMPACT Act”).
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
Under the transparency and program integrity provisions of the ACA, the exception to the federal self-referral law (the “Stark Law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2018, we operated six hospitals that are owned in-part by physicians.
Medicare Recovery Audit Contractors
CMS contracts with third-party organizations, known as Recovery Audit Contractors (“RACs”) to identify Medicare underpayments and overpayments, and to authorize RACs to recoup any overpayments. The compensation paid to each RAC is based on a percentage of overpayment recoveries identified by the RAC. CMS has selected and entered into contracts with four RACs, each of which has begun their audit activities in specific jurisdictions. RAC audits of our Medicare reimbursement may lead to assertions that we have been overpaid, require us to incur additional costs to respond to requests for records and pursue the reversal of payment denials, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.

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
From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services (“OIG”) issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs, or outpatient rehabilitation services or providers. For example, the OIG recently announced that it will (1) determine whether Medicare appropriately paid hospitals’ inpatient claims subject to the post-acute care transfer policy, (2) determine whether Medicare physician payments for critical care are appropriate and paid in accordance with Medicare requirements, and (3) examine up-coding of inpatient hospital billing by comparing how billing has changed over time and how billing varied among hospitals. We monitor government publications applicable to us to supplement and enhance our compliance efforts.
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
Provider-Based Status
The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2018, we operated 18 critical illness recovery hospitals and six rehabilitation hospitals that were treated as provider-based satellites of certain of our other facilities, 234 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the rehabilitation hospitals we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.

Health Information Practices
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information. Among the standards that the Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier), employers, health plans and individuals, security and electronic signatures, privacy, and enforcement. If we fail to comply with the HIPAA requirements, we could be subject to criminal penalties and civil sanctions. The privacy, security and enforcement provisions of HIPAA were enhanced by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), which was included in the ARRA. Among other things, HITECH establishes security breach notification requirements, allows enforcement of HIPAA by state attorneys general, and increases penalties for HIPAA violations.
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

Compliance Program
Our Compliance Program
We maintain a written code of conduct (the “Code of Conduct”) that provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. The Code of Conduct is reviewed and amended as necessary and is the basis for our company-wide compliance program. These guidelines are implemented by our compliance officer, our compliance and audit committee, and are communicated to our employees through education and training. We also have established a reporting system, auditing and monitoring programs, and a disciplinary system as a means for enforcing the Code of Conduct’s policies.
Compliance and Audit Committee
Our compliance and audit committee is made up of members of our senior management and in-house counsel. The compliance and audit committee meets, at a minimum, on a quarterly basis and reviews the activities, reports, and operation of our compliance program. In addition, our HIPAA committee provides reports to the compliance and audit committee. Our vice president of compliance and audit services meets with the compliance and audit committee, at a minimum, on a quarterly basis to provide an overview of the activities and operation of our compliance program.
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
Compliance Issue Reporting
In order to facilitate our employees’ ability to report known, suspected, or potential violations of our Code of Conduct, we have developed a system of reporting. This reporting, anonymous or attributable, may be accomplished through our toll-free compliance hotline, compliance e-mail address, or our compliance post office box. Our compliance officer and the compliance and audit committee are responsible for reviewing and investigating each compliance incident in accordance with the compliance and audit services department’s investigation policy.
Compliance Monitoring and Auditing / Comprehensive Training and Education
Monitoring reports and the results of compliance for each of our business segments are reported to the compliance and audit committee, at a minimum, on a quarterly basis. We train and educate our employees regarding the Code of Conduct, as well as the legal and regulatory requirements relevant to each employee’s work environment. New and current employees are required to acknowledge and certify that the employee has read, understood, and has agreed to abide by the Code of Conduct. Additionally, all employees are required to re-certify compliance with the Code of Conduct on an annual basis.
Policies and Procedures Reflecting Compliance Focus Areas
We review our policies and procedures for our compliance program from time to time in order to improve operations and to ensure compliance with requirements of standards, laws, and regulations and to reflect the ongoing compliance focus areas which have been identified by the compliance and audit committee.
Internal Audit
We have a compliance and audit department, which has an internal audit function. Our vice president of compliance and audit services manages the combined compliance and audit department and meets with the audit and compliance committee of our board of directors, at a minimum, on a quarterly basis to discuss audit results and provide an overview of the activities and operation of our compliance program.
Available Information
We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, and, in accordance therewith, file periodic reports, proxy statements, and other information, including our Code of Conduct, with the SEC. Such periodic reports, proxy statements, and other information are available on the SEC’s website at www.sec.gov.

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
Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 21, 2019:

Name	Age	Position
Robert A. Ortenzio	61	Executive Chairman and Co-Founder
Rocco A. Ortenzio	86	Vice Chairman and Co-Founder
David S. Chernow	61	President and Chief Executive Officer
Martin F. Jackson	64	Executive Vice President and Chief Financial Officer
John A. Saich	50	Executive Vice President and Chief Administrative Officer
Michael E. Tarvin	58	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	58	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	49	Vice President, Compliance and Audit Services and Corporate Compliance Officer
Robert A. Ortenzio has served as our Executive Chairman and Co-Founder since January 1, 2014. Mr. Ortenzio served as our Chief Executive Officer from January 1, 2005 until December 31, 2013, and Mr. Ortenzio served as our President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as our President and Chief Operating Officer from February 1997 to September 2001. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. Mr. Ortenzio also serves on the board of directors of Concentra Group Holdings Parent. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., serving in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996, and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Vice Chairman and Co-Founder.
Rocco A. Ortenzio has served as our Vice Chairman and Co-Founder since January 1, 2014. Mr. Ortenzio served as our Executive Chairman from September 2001 until December 2013. From February 1997 to September 2001, Mr. Ortenzio served as our Chief Executive Officer. Mr. Ortenzio co-founded the Company and has served as a director since February 1997. In 1986, he co-founded Continental Medical Systems, Inc. and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, our Executive Chairman and Co-Founder.
David S. Chernow has served as our President and Chief Executive Officer since January 1, 2014. Mr. Chernow has served as our President and previously held various executive officer titles since September 2010. Mr. Chernow served as a director of the Company from January 2002 until February 2005 and from August 2005 until September 2010. Mr. Chernow also serves on the board of directors of Concentra Group Holdings Parent. From May 2007 to February 2010, Mr. Chernow served as the President and Chief Executive Officer of Oncure Medical Corp., one of the largest providers of free-standing radiation oncology care in the United States. From July 2001 to June 2007, Mr. Chernow served as the President and Chief Executive Officer of JA Worldwide, a nonprofit organization dedicated to the education of young people about business (formerly, Junior Achievement, Inc.). From 1999 to 2001, he was the President of the Physician Services Group at US Oncology, Inc. Mr. Chernow co-founded American Oncology Resources in 1992 and served as its Chief Development Officer until the time of the merger with Physician Reliance Network, Inc., which created US Oncology, Inc. in 1999.
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

John A. Saich has served as our Executive Vice President and Chief Administrative Officer since October 1, 2018. Prior to his most recent promotion, he served as our Executive Vice President and Chief Human Resources Officer from December 2010 to September 2018. He served as our Senior Vice President, Human Resources from February 2007 to December 2010. He served as our Vice President, Human Resources from November 1999 to January 2007. He joined the Company as Director, Human Resources and HRIS in February 1998. Previously, Mr. Saich served as Director of Benefits and Human Resources for Integrated Health Services in 1997 and as Director of Human Resources for Continental Medical Systems, Inc. from August 1993 to January 1997.
Michael E. Tarvin has served as our Executive Vice President, General Counsel and Secretary since February 2007. He served as our Senior Vice President, General Counsel and Secretary from November 1999 to February 2007. He served as our Vice President, General Counsel and Secretary from February 1997 to November 1999. He was Vice President—Senior Counsel of Continental Medical Systems from February 1993 until February 1997. Prior to that time, he was Associate Counsel of Continental Medical Systems from March 1992. Mr. Tarvin was an associate at the Philadelphia law firm of Drinker Biddle & Reath LLP from September 1985 until March 1992.
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
Approximately 30% of our net operating revenues for the year ended December 31, 2016, 30% of our net operating revenues for the year ended December 31, 2017, and 27% of our net operating revenues for the year ended December 31, 2018, came from the highly regulated federal Medicare program.
In recent years, through legislative and regulatory actions, the federal government has made substantial changes to various payment systems under the Medicare program. President Obama signed into law comprehensive reforms to the healthcare system, including changes to the methods for, and amounts of, Medicare reimbursement. Additional reforms or other changes to these payment systems, including modifications to the conditions on qualification for payment, bundling payments to cover both acute and post-acute care, or the imposition of enrollment limitations on new providers, may be proposed or could be adopted, either by Congress or CMS. If revised regulations are adopted, the availability, methods, and rates of Medicare reimbursements for services of the type furnished at our facilities could change. For example, the rules and regulations related to patient criteria for our critical illness recovery hospitals could become more stringent and reduce the number of patients we admit. Some of these changes and proposed changes could adversely affect our business strategy, operations, and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.
We conduct business in a heavily regulated industry, and changes in regulations, new interpretations of existing regulations, or violations of regulations may result in increased costs or sanctions that reduce our net operating revenues and profitability.
The healthcare industry is subject to extensive federal, state, and local laws and regulations relating to: (i) facility and professional licensure, including certificates of need; (ii) conduct of operations, including financial relationships among healthcare providers, Medicare fraud and abuse, and physician self-referral; (iii) addition of facilities and services and enrollment of newly developed facilities in the Medicare program; (iv) payment for services; and (v) safeguarding protected health information.
Both federal and state regulatory agencies inspect, survey, and audit our facilities to review our compliance with these laws and regulations. While our facilities intend to comply with existing licensing, Medicare certification requirements, and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure, Medicare certification, or accreditation. These consequences could have an adverse effect on our company.
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

If our critical illness recovery hospitals fail to maintain their certifications as LTCHs or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our net operating revenues and profitability may decline.
As of December 31, 2018, we operated 96 critical illness recovery hospitals, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care IPPS at rates generally lower than the rates under the LTCH-PPS.
Similarly, our HIHs must meet conditions of participation in the Medicare program, which include additional criteria establishing separateness from the hospital with which the HIH shares space. If our critical illness recovery hospitals fail to meet or maintain the standards for certification as LTCHs, they will receive payment under the general acute care hospitals IPPS which is generally lower than payment under the system applicable to LTCHs. Payments at rates applicable to general acute care hospitals would result in our hospitals receiving significantly less Medicare reimbursement than they currently receive for their patient services.
Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics may reduce our future net operating revenues and profitability.
Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the fee schedule be adjusted starting in 2019 based on performance in a MIPS and, beginning in 2020, incentives for participation in alternative payment models. The specifics of the MIPS and incentives for participation in alternative payment models will be subject to future notice and comment rule-making. It is unclear what impact, if any, the MIPS and incentives for participation in alternative payment models will have on our business and operating results, but any resulting decrease in payment may reduce our future net operating revenues and profitability.
The nature of the markets that Concentra serves may constrain its ability to raise prices at rates sufficient to keep pace with the inflation of its costs.
Rates of reimbursement for work-related injury or illness visits in Concentra’s occupational health services business are established through a legislative or regulatory process within each state that Concentra serves. Currently, 37 states in which Concentra has operations have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are generally reimbursed based on usual, customary and reasonable rates charged in the particular state in which the services are provided. Given that Concentra does not control these processes, it may be subject to financial risks if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of Concentra’s costs of service.
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

If our rehabilitation hospitals fail to comply with the 60% Rule or admissions to IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our net operating revenues and profitability may decline.
As of December 31, 2018, we operated 26 rehabilitation hospitals, all of which were certified as Medicare providers and operating as IRFs. Our rehabilitation hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF’s total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the “60% Rule.” Compliance with the 60% Rule is demonstrated through a two step process. The first step is the “presumptive” method, in which patient diagnosis codes are compared to a “presumptive compliance” list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility’s medical records to assess compliance.
If an IRF does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then the facility’s classification as an IRF may be terminated at the start of its next cost reporting period causing the facility to be paid as a general acute care hospital under IPPS. If our rehabilitation hospitals fail to demonstrate compliance with the 60% Rule through either method and are classified as general acute care hospitals, our net operating revenue and profitability may be adversely affected.
As a result of post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.
We are subject to regular post-payment inquiries, investigations, and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews include medical necessity reviews for Medicare patients admitted to LTCHs and IRFs, and audits of Medicare claims under the Recovery Audit Contractor program. These post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.
Most of our critical illness recovery hospitals are subject to short-term leases, and the loss of multiple leases close in time could materially and adversely affect our business, financial condition, and results of operations.
We lease most of our critical illness recovery hospitals under short-term leases with terms of less than ten years. These leases often do not have favorable renewal options and generally cannot be renewed or extended without the written consent of the landlords thereunder.  If we cannot renew or extend a significant number of our existing leases, or if the terms for lease renewal or extension offered by landlords on a significant number of leases are unacceptable to us, then the loss of multiple leases close in time could materially and adversely affect our business, financial condition, and results of operations.
Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.
HIPAA required the United States Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The privacy regulations extensively regulate the use and disclosure of individually identifiable health information. The regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically. HITECH, which was signed into law in February 2009, enhanced the privacy, security, and enforcement provisions of HIPAA by, among other things, establishing security breach notification requirements, allowing enforcement of HIPAA by state attorneys general, and increasing penalties for HIPAA violations. Violations of HIPAA or HITECH could result in civil or criminal penalties. For example, HITECH permits HHS to conduct audits of HIPAA compliance and impose penalties even if we did not know or reasonably could not have known about the violation and increases civil monetary penalty amounts up to $50,000 per violation with a maximum of $1.5 million in a calendar year for violations of the same requirement.
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
Our information technology systems and those of our vendors that process, maintain, and transmit such data are subject to computer viruses, cyber attacks, or breaches. We adhere to policies and procedures designed to ensure compliance with HIPAA and other privacy and information security laws and require our third-party vendors to do so as well. Failure to maintain the security and functionality of our information systems and related software, or to defend a cybersecurity attack or other attempt to gain unauthorized access to our or or third-party’s systems, facilities, or patient health information could expose us to a number of adverse consequences, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, reputational harm, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, litigation with those affected by the data breach, loss of customers, disputes with payors, and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, and liquidity.
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
Our acquisitions require transitions and integration of various information technology systems, and we regularly upgrade and expand our information technology systems’ capabilities. If we experience difficulties with the transition and integration of these systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, working capital disruptions, and increases in administrative expenses. While we make significant efforts to address any information security issues and vulnerabilities with respect to the companies we acquire, we may still inherit risks of security breaches or other compromises when we integrate these companies within our business.

Quality reporting requirements may negatively impact Medicare reimbursement.
The IMPACT Act requires the submission of standardized data by certain healthcare providers. Specifically, the IMPACT Act requires, among other significant activities, the reporting of standardized patient assessment data with regard to quality measures, resource use, and other measures. Failure to report data as required will subject providers to a 2% reduction in market basket prices then in effect. Additionally, reporting activities associated with the IMPACT Act are anticipated to be quite burdensome. CMS proposes to require hospitals to have a discharge planning process that focuses on patients’ goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. The adoption of these and additional quality reporting measures for our hospitals to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing.
There can be no assurance that all of our agencies will continue to meet quality reporting requirements in the future which may result in one or more of our agencies seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
We may be adversely affected by negative publicity which can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes.
Negative press coverage, including about the industries in which we currently operate, can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes. Adverse publicity and increased governmental scrutiny can have a negative impact on our reputation with referral sources and patients and on the morale and performance of our employees, both of which could adversely affect our businesses and results of operations.
Current and future acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.
As part of our growth strategy, we may pursue acquisitions of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and other related healthcare facilities and services. These acquisitions, including the acquisition of U.S. HealthWorks by Concentra, may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations.
We may not be able to successfully integrate our acquired businesses into ours, and therefore, we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions, including that of U.S. HealthWorks, our financial condition and results of operations may be materially adversely affected. These acquisitions could result in difficulties integrating acquired operations, technologies, and personnel into our business. Such difficulties may divert significant financial, operational, and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through these acquisitions, which may negatively impact the integration efforts. These acquisitions, including the acquisition of U.S. HealthWorks by Concentra, could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.
In addition, these acquisitions involve risks that the acquired businesses will not perform in accordance with expectations; that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations; that the expected synergies associated with acquisitions will not be achieved; and that business judgments concerning the value, strengths, and weaknesses of businesses acquired will prove incorrect, which could have a material adverse effect on our financial condition and results of operations.
Risks associated with our potential international operations.
We are expanding our operations into other countries. International operations are subject to risks that may materially adversely affect our business, results of operations, and financial condition. The risks that our potential international operations would be subject to include, among other things: difficulties and costs relating to staffing and managing foreign operations; fluctuations in the value of foreign currencies; repatriation of cash from our foreign operations to the United States; foreign countries may impose additional withholding taxes or otherwise tax our foreign income; separate operating and financial systems; disaster recovery; and unexpected regulatory, economic, and political changes in foreign markets. In addition to the foregoing, our potential international operations will face risks associated with complying with laws governing our foreign business operations, including the United States Foreign Corrupt Practices Act and applicable regulatory requirements.

Future joint ventures may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.
As part of our growth strategy, we have partnered and may partner with large healthcare systems to provide post-acute care services. These joint ventures have included and may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations.
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
If we fail to compete effectively with other hospitals, clinics, occupational health centers, and healthcare providers in the local areas we serve, our net operating revenues and profitability may decline.
The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics, occupational health centers, and other healthcare providers for patients. If we are unable to compete effectively in the critical illness recovery, rehabilitation hospital, outpatient rehabilitation, and occupational health services businesses, our ability to retain customers and physicians, or maintain or increase our revenue growth, price flexibility, control over medical cost trends, and marketing expenses may be compromised and our net operating revenues and profitability may decline.
Many of our critical illness recovery hospitals and our rehabilitation hospitals operate in geographic areas where we compete with at least one other facility that provides similar services.
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
Concentra’s primary competitors, including those of U.S. HealthWorks, have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry in Concentra’s geographic markets are not substantial and its current customers have the flexibility to move easily to new healthcare service providers, new competitors to Concentra can emerge relatively quickly. The markets for Concentra’s consumer health and veteran’s healthcare businesses are also fragmented and competitive. If Concentra’s competitors are better able to attract patients or expand services at their facilities than Concentra is, Concentra may experience an overall decline in revenue. Similarly, competitive pricing pressures from our competitors could cause Concentra to lose existing or future CBOC contracts with the Department of Veterans Affairs, which may also cause Concentra to experience an overall decline in revenue.
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
Our success is partially dependent upon the admissions and referral practices of the physicians in the communities our critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics serve, and our ability to maintain good relations with these physicians. Physicians referring patients to our hospitals and clinics are generally not our employees and, in many of the local areas that we serve, most physicians have admitting privileges at other hospitals and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our hospitals’ admissions and our facilities’ and clinics’ businesses may decrease, and our net operating revenues may decline.
We could experience significant increases to our operating costs due to shortages of healthcare professionals or union activity.
Our critical illness recovery hospitals and our rehabilitation hospitals are highly dependent on nurses, our outpatient rehabilitation division is highly dependent on therapists for patient care, and Concentra is highly dependent upon the ability of its affiliated professional groups to recruit and retain qualified physicians and other licensed providers. The market for qualified healthcare professionals is highly competitive. We have sometimes experienced difficulties in attracting and retaining qualified healthcare personnel. We cannot assure you we will be able to attract and retain qualified healthcare professionals in the future. Additionally, the cost of attracting and retaining qualified healthcare personnel may be higher than we anticipate, and as a result, our profitability could decline.
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
Some states prohibit the “corporate practice of medicine” that restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. Some states similarly prohibit the “corporate practice of therapy.” The laws relating to corporate practice vary from state to state and are not fully developed in each state in which we have facilities. Typically, however, professional corporations owned and controlled by licensed professionals are exempt from corporate practice restrictions and may employ physicians or therapists to furnish professional services. Also, in some states, hospitals are permitted to employ physicians.
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
Approximately 58% of Concentra’s revenue in 2018 was generated from the treatment of workers’ compensation claims. In the past decade, the number of workers’ compensation claims has decreased, which Concentra primarily attributes to improvements in workplace safety, improved risk management by employers, and changes in the type and composition of jobs. During the economic downturn, the number of employees with workers’ compensation insurance substantially decreased. Although the number of covered employees has increased more in recent years as the employment rate has increased, adverse economic conditions can cause the number of covered employees to decline which can cause further declines in workers’ compensation claims. In addition, because of the greater access to health insurance and the fact that the United States economy has continued to shift from a manufacturing-based to a service-based economy along with general improvements in workplace safety, workers are generally healthier and less prone to work injuries. Increases in employer-sponsored wellness and health promotion programs, spurred in part by the ACA, have led to fitter and healthier employees who may be less likely to injure themselves on the job. Concentra’s business model is based, in part, on its ability to expand its relative share of the market for the treatment of claims for workplace injuries and illnesses. If workplace injuries and illnesses decline at a greater rate than the increase in total employment, or if total employment declines at a greater rate than the increase in incident rates, the number of claims in the workers’ compensation market will decrease and may adversely affect Concentra’s business.
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
We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $40.0 million. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have numerous programs that are designed to respond to the risks of the specific joint venture. The annual aggregate limit under these programs ranges from $5.0 million to $20.0 million. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. In addition, our insurance coverage does not generally cover punitive damages and may not cover all claims against us. See “Business—Government Regulations—Other Healthcare Regulations.”
Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.
Our executives and directors, beneficially own, in the aggregate, approximately 19.5% of Holdings’ outstanding common stock as of February 1, 2019. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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
Pursuant to the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, WCAS and the other members of Concentra Group Holdings Parent and Dignity Health have separate put rights (each, a “Put Right”) with respect to their equity interests in Concentra Group Holdings Parent. If a Put Right is exercised by WCAS or Dignity Health, Select will be obligated to purchase up to 331/3% of the equity interests of Concentra Group Holdings Parent that WCAS or Dignity Health, respectively, owned as of February 1, 2018, at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or Dignity Health, which valuation will be based on certain precedent transactions using multiples of EBITDA (as defined in the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent) and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings’ common stock. WCAS and Dignity Health may first exercise their respective Put Right during a sixty-day period following the second anniversary of the date of the Amended and Restated LLC Agreement in 2020, and then may exercise their respective Put Right again annually during a sixty-day period in each calendar year thereafter. If WCAS exercises its Put Right, the other members of Concentra Group Holdings Parent, other than Dignity Health, may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Concentra Group Holdings Parent that such member owned as of the date of the Amended and Restated LLC Agreement, up to but not exceeding the percentage of equity interests owned by WCAS as of the date of the Amended and Restated LLC Agreement that WCAS has determined to sell to Select in the exercise of its Put Right.
Furthermore, WCAS, Dignity Health, and the other members of Concentra Group Holdings Parent have a put right with respect to their equity interest in Concentra Group Holdings Parent that may only be exercised in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and Dignity Health, and which results in change in the senior management of Select (an “SEM COC Put Right”). If an SEM COC Put Right is exercised by WCAS, Select will be obligated to purchase all (but not less than all) of the equity interests of WCAS and the other members of Concentra Group Holdings Parent (other than Dignity Health) offered by such members at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or Dignity Health, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Similarly, if an SEM COC Put Right is exercised by Dignity Health, Select will be obligated to purchase all (but not less than all) of the equity interests of Dignity Health at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or Dignity Health, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA.
We may not have sufficient funds, borrowing capacity, or other capital resources available to pay for the interests of Concentra Group Holdings Parent in cash if WCAS, Dignity Health, and the other members of Concentra Group Holdings Parent exercise the Put Right or the SEM COC Put Right, or may be prohibited from doing so under the terms of our debt agreements. Such lack of available funds upon the exercising of the Put Right or the SEM COC Put Right would force us to issue stock at a time we might not otherwise desire to do so in order to purchase the interests of Concentra Group Holdings Parent. To the extent that the interests of Concentra Group Holdings Parent are purchased by issuing shares of our common stock, the increase in the number of shares of our common stock issued and outstanding may depress the price of our common stock and our stockholders will experience dilution in their respective percentage ownership in us. In addition, shares issued to purchase the interests in Concentra Group Holdings Parent will be valued at the twenty-one trading day volume-weighted average sales price of such shares for the period beginning ten trading days immediately preceding the first public announcement of the Put Right or the SEM COC Put Right being exercised and ending ten trading days immediately following such announcement. Because the value of the common stock issued to purchase the interests in Concentra Group Holdings Parent is, in part, determined by the sales price of our common stock following the announcement that the Put Right or the SEM COC Put Right is being exercised, which may cause the sales price of our common stock to decline, the amount of common stock we may have to issue to purchase the interests in Concentra Group Holdings Parent may increase, resulting in further dilution to our existing stockholders.

Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
We have a substantial amount of indebtedness. As of December 31, 2018, Select had approximately $1,892.7 million of total indebtedness, and Concentra had approximately $1,400.7 million of total indebtedness. As of December 31, 2018, our total indebtedness was $3,293.4 million. Our indebtedness could have important consequences to you. For example, it:

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
Any of these consequences could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness. In addition, there would be a material adverse effect on our business, financial condition, results of operations, and cash flows if we were unable to service our indebtedness or obtain additional financing, as needed.
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
As of December 31, 2018, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 6.25 to 1.00. At December 31, 2018, Select’s leverage ratio was 4.64 to 1.00.
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
The Concentra first lien credit agreement (as defined below) requires Concentra to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA) of 5.75 to 1.00, which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra credit facilities) exceeds 30% of Revolving Commitments (as defined in the Concentra credit facilities) on such day. Failure to comply with this covenant would result in an event of default under the Concentra revolving facility (as defined below) only and, absent a waiver or an amendment from the lenders, preclude Concentra from making further borrowings under the Concentra revolving facility and permit the lenders to accelerate all outstanding borrowings under the Concentra revolving facility. Upon such acceleration, Concentra’s failure to comply with the financial covenant would result in an Event of Default (as defined in the Concentra credit facilities) with respect to the Concentra first lien term loan (as defined below). Upon the acceleration of outstanding borrowings under the Concentra revolving facility and the Concentra first lien term loan, an Event of Default would result with respect to the Concentra second lien credit agreement.
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
We and our subsidiaries may be able to incur additional indebtedness in the future. Although the Select credit facilities and the Concentra credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2018, Select had $392.5 million of availability under the Select revolving facility (as defined below) (after giving effect to $37.5 million of outstanding letters of credit) and Concentra had $62.3 million of availability under the Concentra revolving facility (after giving effect to $12.7 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.

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
We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. While we intend to refinance all of our indebtedness before it matures, there can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing will be on terms as favorable to us as the terms of the maturing indebtedness or, if the indebtedness cannot be refinanced, that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on our maturing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. If we are unable to refinance our indebtedness at or before maturity or otherwise meet our payment obligations, our business and financial condition will be negatively impacted, and we may be in default under our indebtedness. Any default under the Select credit facilities would permit lenders to foreclose on our assets and would also be deemed a default under the indenture governing Select’s 6.375% senior notes, which may also result in the acceleration of that indebtedness, and, although Select is not a party to the Concentra credit facilities and is not an obligor with respect to Concentra’s debt under such agreements, if Concentra fails to meet its obligations and defaults on the Concentra credit facilities, a portion of or all of Select’s equity investment in Concentra Group Holdings Parent, the indirect parent company of Concentra, could be at risk of loss.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, occupational health centers, CBOCs, and our corporate headquarters. We own 19 of our critical illness recovery hospitals, seven of our rehabilitation hospitals, one of our outpatient rehabilitation clinics, and eight of our Concentra occupational health centers throughout the United States. As of December 31, 2018, we leased 77 of our critical illness recovery hospitals, 10 of our rehabilitation hospitals, 1,422 of our outpatient rehabilitation clinics, 516 of our Concentra occupational health centers, and 31 CBOCs throughout the United States.
We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. Our corporate headquarters is approximately 221,453 square feet and is located in Mechanicsburg, Pennsylvania.
The following is a list by state of the number of facilities we operated as of December 31, 2018.

	Critical Illness Recovery Hospitals(1)	Rehabilitation Hospitals(1)	Outpatient Rehabilitation Clinics(1)	Concentra Occupational Health Centers(2)	Total Facilities
Alabama	1		24		25
Alaska			7	5	12
Arizona	2	1	40	18	61
Arkansas	2		1	2	5
California		1	69	97	167
Colorado			40	23	63
Connecticut			56	10	66
Delaware	1		12	1	14
District of Columbia			4		4
Florida	9	1	120	33	163
Georgia	5	1	68	17	91
Hawaii				1	1
Illinois			63	16	79
Indiana	3		29	14	46
Iowa	2		19	3	24
Kansas	2		14	4	20
Kentucky	2		58	9	69
Louisiana		1	3	3	7
Maine			16	7	23
Maryland			64	12	76
Massachusetts			12	2	14
Michigan	11		37	18	66
Minnesota	1		27	6	34
Mississippi	4		1		5
Missouri	4	3	92	17	116
Nebraska	2		2	3	7
Nevada			11	7	18
New Hampshire				3	3
New Jersey	1	4	162	21	188
New Mexico			2	4	6
North Carolina	2		37	8	47
Ohio	16	5	86	17	124
Oklahoma	2		23	7	32
Oregon				4	4
Pennsylvania	9	2	227	17	255
Rhode Island				2	2

South Carolina	2		26	3	31
South Dakota	1				1
Tennessee	5		21	10	36
Texas	2	6	126	56	190
Utah				6	6
Vermont				2	2
Virginia	1	1	45	6	53
Washington			5	18	23
West Virginia	1				1
Wisconsin	3		13	12	28
Total Company	96	26	1,662	524	2,308
_______________________________________________________________________________

(1)	Includes managed critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics, respectively.

(2)	Our Concentra segment also had operations in New York, West Virginia, and Wyoming.
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
To address claims arising out of the our operations, we maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $40.0 million. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have numerous programs that are designed to respond to the risks of the specific joint venture. The annual aggregate limit under these programs ranges from $5.0 million to $20.0 million. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. We also maintain umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by our other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject us to substantial uninsured liabilities. In our opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
Thereafter, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010, which was based on certain statutory changes to the public disclosure bar language included in the ACA. On September 30, 2016, the District Court partially granted and partially denied the defendants’ motion to dismiss. It ruled that the plaintiff-relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff-relators are not original sources, so that the public disclosure bar requires dismissal of all non-retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff-relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff-relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and up-coding and the plaintiff-relators’ retaliation claims. The plaintiff-relators then proposed a case management plan seeking nationwide discovery involving all of the Company’s LTCHs for the period from March 23, 2010 through the present and allowing discovery that would facilitate the use of statistical sampling to prove liability, which the Select defendants opposed. In April 2018, a U.S. magistrate judge ruled that the plaintiff‑relators’ discovery will be limited to only SSH-Evansville for the period from March 23, 2010 through September 30, 2016, and that the plaintiff‑relators will be required to prove the fraud that they allege on a claim-by-claim basis, rather than using statistical sampling. The plaintiff-relators have appealed this decision to the District Judge.
We intend to vigorously defend this action, but at this time we are unable to predict the timing and outcome of this matter.

Wilmington Litigation
On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital—Wilmington, Inc. (“SSH-Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16-347-LPS. The complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. In response to the Select defendants’ motion to dismiss the complaint, in May 2017, the plaintiff-relator filed an amended complaint asserting the same causes of action. The Select defendants filed a motion to dismiss the amended complaint based on numerous grounds, including that the amended complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff‑relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that the Select defendants violated the Delaware False Claims and Reporting Act. It denied the Select defendants’ motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to the plaintiff-relator’s failure to timely serve the amended complaint upon her.
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
Holders
At the close of business on February 1, 2019, Holdings had 135,262,167 shares of common stock issued and outstanding. As of that date, there were 123 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Holdings has not paid or declared any dividends on its common stock at any point during the last three fiscal years. We do not anticipate paying any further dividends on Holdings’ common stock in the foreseeable future. We intend to retain future earnings to finance the ongoing operations and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of Holdings’ board of directors and will depend on conditions at that time, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors the board of directors may deem relevant. Additionally, certain contractual agreements we are party to, including the Select credit facilities and the Indenture governing Select’s 6.375% senior notes, restrict our capacity to pay dividends.
Securities Authorized For Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2013, with dividends being reinvested on the date paid through and including the market close on December 31, 2018 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Select Medical Holdings Corporation (SEM)	$100.00	$127.71	$106.43	$118.40	$157.72	$137.17
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$125.01	$128.86	$117.98	$137.90	$141.15
S&P 500	$100.00	$111.36	$110.53	$121.09	$144.61	$135.59

Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2019 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended December 31, 2018 under the authorized common stock repurchase program.
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2018. As set forth below, the shares repurchased during the three months ended December 31, 2018 relate entirely to shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2018	72,206	$16.58	—	$185,249,048
November 1 - November 30, 2018	—	—	—	185,249,048
December 1 - December 31, 2018	—	—	—	185,249,048
Total	72,206	$16.58	—	$185,249,048

Item 6.    Selected Financial Data.
You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. Upon the consummation of the Concentra, Physiotherapy, and U.S. HealthWorks acquisitions, their financial results are consolidated with Select’s effective June 1, 2015, March 4, 2016, and February 1, 2018, respectively.
You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is contained elsewhere herein. The selected historical financial data has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2017 and 2018, and for the years ended December 31, 2016, 2017, and 2018, have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2014, 2015, and 2016, and for the years ended December 31, 2014 and 2015, have been derived from our audited consolidated financial information not included elsewhere herein.

	Select Medical Holdings Corporation
	For the Year Ended December 31,
	2014	2015	2016	2017	2018
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues(1)	$3,065,017	$3,742,736	$4,217,460	$4,365,245	$5,081,258
Operating expenses(2)	2,712,187	3,362,965	3,772,302	3,849,356	4,462,324
Depreciation and amortization	68,354	104,981	145,311	160,011	201,655
Income from operations	284,476	274,790	299,847	355,878	417,279
Loss on early retirement of debt(3)	(2,277)	—	(11,626)	(19,719)	(14,155)
Equity in earnings of unconsolidated subsidiaries	7,044	16,811	19,943	21,054	21,905
Non-operating gain (loss)	—	29,647	42,651	(49)	9,016
Interest expense	(85,446)	(112,816)	(170,081)	(154,703)	(198,493)
Income before income taxes	203,797	208,432	180,734	202,461	235,552
Income tax expense (benefit)	75,622	72,436	55,464	(18,184)	58,610
Net income	128,175	135,996	125,270	220,645	176,942
Less: Net income attributable to non-controlling interests(4)	7,548	5,260	9,859	43,461	39,102
Net income attributable to Select Medical Holdings Corporation	$120,627	$130,736	$115,411	$177,184	$137,840
Earnings per common share:
Basic	$0.91	$1.00	$0.88	$1.33	$1.02
Diluted	$0.91	$0.99	$0.87	$1.33	$1.02
Weighted average common shares outstanding:
Basic	129,026	127,478	127,813	128,955	130,172
Diluted	129,465	127,752	127,968	129,126	130,256
Dividends per share	$0.40	$0.10	$—	$—	$—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,354	$14,435	$99,029	$122,549	$175,178
Working capital(5)(6)	133,220	19,869	191,268	315,423	287,338
Total assets(5)(6)	2,924,809	4,388,678	4,920,626	5,127,166	5,964,265
Total debt(5)	1,552,976	2,385,896	2,698,989	2,699,902	3,293,381
Redeemable non-controlling interests	10,985	238,221	422,159	640,818	780,488
Total Select Medical Holdings Corporation stockholders’ equity	739,515	859,253	815,725	823,368	803,042

	Select Medical Corporation
	For the Year Ended December 31,
	2014	2015	2016	2017	2018
	(In thousands)
Statement of Operations Data:
Net operating revenues(1)	$3,065,017	$3,742,736	$4,217,460	$4,365,245	$5,081,258
Operating expenses(2)	2,712,187	3,362,965	3,772,302	3,849,356	4,462,324
Depreciation and amortization	68,354	104,981	145,311	160,011	201,655
Income from operations	284,476	274,790	299,847	355,878	417,279
Loss on early retirement of debt(3)	(2,277)	—	(11,626)	(19,719)	(14,155)
Equity in earnings of unconsolidated subsidiaries	7,044	16,811	19,943	21,054	21,905
Non-operating gain (loss)	—	29,647	42,651	(49)	9,016
Interest expense	(85,446)	(112,816)	(170,081)	(154,703)	(198,493)
Income before income taxes	203,797	208,432	180,734	202,461	235,552
Income tax expense (benefit)	75,622	72,436	55,464	(18,184)	58,610
Net income	128,175	135,996	125,270	220,645	176,942
Less: Net income attributable to non-controlling interests(4)	7,548	5,260	9,859	43,461	39,102
Net income attributable to Select Medical Corporation	$120,627	$130,736	$115,411	$177,184	$137,840
Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,354	$14,435	$99,029	$122,549	$175,178
Working capital(5)(6)	133,220	19,869	191,268	315,423	287,338
Total assets(5)(6)	2,924,809	4,388,678	4,920,626	5,127,166	5,964,265
Total debt(5)	1,552,976	2,385,896	2,698,989	2,699,902	3,293,381
Redeemable non-controlling interests	10,985	238,221	422,159	640,818	780,488
Total Select Medical Corporation stockholders’ equity	739,515	859,253	815,725	823,368	803,042
_______________________________________________________________________________

(1)
For the years ended December 31, 2016, 2017, and 2018, net operating revenues reflect the adoption of Topic 606, Revenue from Contracts with Customers. Net operating revenues were not retrospectively conformed for the years ended December 31, 2014 and 2015.

(2)	Operating expenses include cost of services, general and administrative expenses, bad debt expenses, and stock compensation expense.

(3)
During the year ended December 31, 2014, the Company refinanced the term loans under Select’s 2011 senior secured credit facility. A loss on early retirement of debt of $2.3 million was recognized for unamortized debt issuance costs, unamortized original issue discount, and certain fees incurred in connection with the term loan modifications.

During the year ended December 31, 2016, the Company recognized a loss on early retirement debt of $0.8 million relating to the repayment of series D tranche B term loans under Select’s 2011 senior secured credit facility. Additionally, on September 26, 2016, Concentra prepaid the second lien term loan under its credit facilities. The premium plus the expensing of unamortized deferred financing costs and original issuance discount resulted in a loss on early retirement of debt of $10.9 million.
During the year ended December 31, 2017, the Company refinanced Select’s 2011 senior secured credit facility. A loss on early retirement of debt of $19.7 million was recognized for unamortized debt issuance costs, unamortized original issue discount, and certain fees incurred in connection with the refinancing.
During the year ended December 31, 2018, the Company refinanced the Select and Concentra credit facilities. A loss on early retirement of debt of $14.2 million was recognized for unamortized debt issuance costs, unamortized original issue discount, and certain fees incurred in connection with the refinancing.

(4)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

(5)
As of December 31, 2015, 2016, 2017, and 2018, the balance sheet data reflects the adoption of ASU 2015-03 and ASU 2015-15, Interest—Imputation of Interest, which requires unamortized debt issuance costs to be reflected as a direct reduction of debt, rather than as a component of other assets. The balance sheet data was not retrospectively conformed as of December 31, 2014.

(6)
As of December 31, 2016, 2017, and 2018, the balance sheet data reflects the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax liabilities and assets be classified as non-current. The balance sheet data was not retrospectively conformed as of December 31, 2014 and 2015.

Non-GAAP Measure Reconciliation
The following table reconciles Holdings’ net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on Adjusted EBITDA as a non-GAAP measure.

	Select Medical Holdings Corporation
	For the Year Ended December 31,
	2014	2015	2016	2017	2018
	(In thousands)
Net income	$128,175	$135,996	$125,270	$220,645	$176,942
Income tax expense (benefit)	75,622	72,436	55,464	(18,184)	58,610
Interest expense	85,446	112,816	170,081	154,703	198,493
Non-operating loss (gain)	—	(29,647)	(42,651)	49	(9,016)
Equity in earnings of unconsolidated subsidiaries	(7,044)	(16,811)	(19,943)	(21,054)	(21,905)
Loss on early retirement of debt	2,277	—	11,626	19,719	14,155
Income from operations	284,476	274,790	299,847	355,878	417,279
Stock compensation expense:
Included in general and administrative	9,027	11,633	14,607	15,706	17,604
Included in cost of services	2,015	3,046	2,806	3,578	5,722
Depreciation and amortization	68,354	104,981	145,311	160,011	201,655
Concentra acquisition costs	—	4,715	—	—	—
Physiotherapy acquisition costs	—	—	3,236	—	—
U.S. HealthWorks acquisition costs	—	—	—	2,819	2,895
Adjusted EBITDA	$363,872	$399,165	$465,807	$537,992	$645,155

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
        You should read this discussion together with the “Selected Financial Data” and consolidated financial statements and accompanying notes included elsewhere herein.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals (previously referred to as long term acute care hospitals), rehabilitation hospitals (previously referred to as inpatient rehabilitation facilities), outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2018, we had operations in 47 states and the District of Columbia. As of December 31, 2018, we operated 96 critical illness recovery hospitals in 27 states, 26 rehabilitation hospitals in 11 states, and 1,662 outpatient rehabilitation clinics in 37 states and the District of Columbia. As of December 31, 2018, Concentra, a joint venture subsidiary, operated 524 occupational health centers in 41 states. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. Financial information for each of our segments reflects the current reportable segment structure. We had net operating revenues of $5,081.3 million for the year ended December 31, 2018. Of this total, we earned approximately 34% of our net operating revenues from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 21% from our outpatient rehabilitation segment, and approximately 31% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs.
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
The table contained within “Selected Financial Data” reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA.

Summary Financial Results
Year Ended December 31, 2018
For the year ended December 31, 2018, our net operating revenues increased 16.4% to $5,081.3 million, compared to $4,365.2 million for the year ended December 31, 2017. Income from operations increased 17.3% to $417.3 million for the year ended December 31, 2018, compared to $355.9 million for the year ended December 31, 2017.
Net income was $176.9 million for the year ended December 31, 2018, compared to $220.6 million for the year ended December 31, 2017. For the year ended December 31, 2018, net income included a pre-tax loss on early retirement of debt of $14.2 million, pre-tax non-operating gains of $9.0 million, and pre-tax U.S. HealthWorks acquisition costs of $2.9 million. For the year ended December 31, 2017, net income included a pre-tax loss on early retirement of debt of $19.7 million, pre-tax U.S. HealthWorks acquisition costs of $2.8 million, and an income tax benefit of $71.5 million resulting primarily from the effects of the federal tax reform legislation enacted on December 22, 2017. The decrease in net income was principally due to the income tax benefit recognized during the year ended December 31, 2017, as discussed above.
Our Adjusted EBITDA increased 19.9% to $645.2 million for the year ended December 31, 2018, compared to $538.0 million for the year ended December 31, 2017. Our Adjusted EBITDA margin increased to 12.7% for the year ended December 31, 2018, compared to 12.3% for the year ended December 31, 2017.
The following tables reconcile our segment performance measures to our consolidated operating results:

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,753,584	$707,514	$1,062,487	$1,557,673	$—	$5,081,258
Operating expenses	1,510,569	598,587	920,482	1,311,474	121,212	4,462,324
Depreciation and amortization	45,797	24,101	27,195	95,521	9,041	201,655
Income from operations	197,218	84,826	114,810	150,678	(130,253)	417,279
Depreciation and amortization	45,797	24,101	27,195	95,521	9,041	201,655
Stock compensation expense	—	—	—	2,883	20,443	23,326
U.S. HealthWorks acquisition costs	—	—	—	2,895	—	2,895
Adjusted EBITDA	$243,015	$108,927	$142,005	$251,977	$(100,769)	$645,155
Adjusted EBITDA margin	13.9%	15.4%	13.4%	16.2%	N/M	12.7%

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,725,022	$622,469	$1,003,830	$1,013,224	$700	$4,365,245
Operating expenses	1,472,343	532,428	871,297	859,475	113,813	3,849,356
Depreciation and amortization	45,743	20,176	24,607	61,945	7,540	160,011
Income from operations	206,936	69,865	107,926	91,804	(120,653)	355,878
Depreciation and amortization	45,743	20,176	24,607	61,945	7,540	160,011
Stock compensation expense	—	—	—	993	18,291	19,284
U.S. HealthWorks acquisition costs	—	—	—	2,819	—	2,819
Adjusted EBITDA	$252,679	$90,041	$132,533	$157,561	$(94,822)	$537,992
Adjusted EBITDA margin	14.6%	14.5%	13.2%	15.6%	N/M	12.3%

The following table provides the change in segment performance measures for the year ended December 31, 2018, compared to the year ended December 31, 2017:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	1.7%	13.7%	5.8%	53.7%	N/M	16.4%
Change in income from operations	(4.7)%	21.4%	6.4%	64.1%	(8.0)%	17.3%
Change in Adjusted EBITDA	(3.8)%	21.0%	7.1%	59.9%	(6.3)%	19.9%
_______________________________________________________________________________
N/M—Not Meaningful.

Year Ended December 31, 2017
For the year ended December 31, 2017, our net operating revenues increased 3.5% to $4,365.2 million, compared to $4,217.5 million for the year ended December 31, 2016. Income from operations increased 18.7% to $355.9 million for the year ended December 31, 2017, compared to $299.8 million for the year ended December 31, 2016.
Net income increased 76.1% to $220.6 million for the year ended December 31, 2017, compared to $125.3 million for the year ended December 31, 2016. For the year ended December 31, 2017, net income included a pre-tax loss on early retirement of debt of $19.7 million, pre-tax U.S. HealthWorks acquisition costs of $2.8 million, and an income tax benefit of $71.5 million resulting primarily from the effects of the federal tax reform legislation enacted on December 22, 2017. For the year ended December 31, 2016, net income included a pre-tax loss on early retirement of debt of $11.6 million, pre-tax non-operating gains of $42.7 million, and pre-tax Physiotherapy acquisition costs of $3.2 million. The increase in our net income was principally due to an increase in income from operations and the income tax benefit recognized during the year ended December 31, 2017, as discussed above.
Our Adjusted EBITDA increased 15.5% to $538.0 million for the year ended December 31, 2017, compared to $465.8 million for the year ended December 31, 2016. Our Adjusted EBITDA margin improved to 12.3% for the year ended December 31, 2017, compared to 11.0% for the year ended December 31, 2016.
The following tables reconcile our segment performance measures to our consolidated operating results:

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,725,022	$622,469	$1,003,830	$1,013,224	$700	$4,365,245
Operating expenses	1,472,343	532,428	871,297	859,475	113,813	3,849,356
Depreciation and amortization	45,743	20,176	24,607	61,945	7,540	160,011
Income from operations	206,936	69,865	107,926	91,804	(120,653)	355,878
Depreciation and amortization	45,743	20,176	24,607	61,945	7,540	160,011
Stock compensation expense	—	—	—	993	18,291	19,284
U.S. HealthWorks acquisition costs	—	—	—	2,819	—	2,819
Adjusted EBITDA	$252,679	$90,041	$132,533	$157,561	$(94,822)	$537,992
Adjusted EBITDA margin	14.6%	14.5%	13.2%	15.6%	N/M	12.3%

	For the Year Ended December 31, 2016
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,756,961	$498,100	$979,363	$982,495	$541	$4,217,460
Operating expenses	1,532,352	441,198	849,533	840,256	108,963	3,772,302
Depreciation and amortization	43,862	12,723	22,661	60,717	5,348	145,311
Income from operations	180,747	44,179	107,169	81,522	(113,770)	299,847
Depreciation and amortization	43,862	12,723	22,661	60,717	5,348	145,311
Stock compensation expense	—	—	—	770	16,643	17,413
Physiotherapy acquisition costs	—	—	—	—	3,236	3,236
Adjusted EBITDA	$224,609	$56,902	$129,830	$143,009	$(88,543)	$465,807
Adjusted EBITDA margin	12.8%	11.4%	13.3%	14.6%	N/M	11.0%

The following table provides the change in segment performance measures for the year ended December 31, 2017, compared to the year ended December 31, 2016:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	(1.8)%	25.0%	2.5%	3.1%	N/M	3.5%
Change in income from operations	14.5%	58.1%	0.7%	12.6%	(6.0)%	18.7%
Change in Adjusted EBITDA	12.5%	58.2%	2.1%	10.2%	(7.1)%	15.5%
_______________________________________________________________________________
N/M—Not Meaningful.

Significant Events
Acquisition of U.S. HealthWorks
On February 1, 2018, Concentra acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, an occupational medicine and urgent care provider, pursuant to the terms of an Equity Purchase and Contribution Agreement (the “Purchase Agreement”). Concentra acquired U.S. HealthWorks for $753.6 million. DHHC, a subsidiary of Dignity Health, was issued a 20% equity interest in Concentra Group Holdings Parent, which was valued at $238.0 million. The remainder of the purchase price was paid in cash. Select retained a majority voting interest in Concentra Group Holdings Parent following the closing of the transaction.
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
Amendments to the Concentra Credit Facilities
On February 1, 2018, in connection with the acquisition of U.S. HealthWorks, Concentra entered into Amendment No. 3 to the Concentra first lien credit agreement. Among other things, Amendment No. 3 (i) provided for an additional $555.0 million in first lien term loans that, along with the existing first lien term loan under the Concentra first lien credit agreement, have a maturity date of June 1, 2022 (collectively, the “Concentra first lien term loan”) and (ii) added an additional $25.0 million of revolving loans, that along with the existing $50.0 million revolving loans, comprise the five-year Concentra revolving facility under the terms of the existing Concentra first lien credit agreement. Prior to subsequent amendments, the Concentra first lien term loan’s interest rate was equal to the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%), or the Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 1.75% (subject to an Alternate Base Rate floor of 2.00%). All other material terms and conditions applicable to the original first lien term loan commitments were applicable to the additional first lien term loans created under the Concentra first lien credit agreement.
In addition, Concentra entered into the Concentra second lien credit agreement that provided for $240.0 million in term loans (the “Concentra second lien term loan”) with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or the Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
On October 26, 2018, Concentra entered into Amendment No. 4 to the Concentra first lien credit agreement. Among other things, Amendment No. 4 (i) provides for an applicable interest rate on the Concentra first lien term loan of the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 2.50% to 2.75% (with 2.75% being the initial rate), or the Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 1.50% to 1.75% (with 1.75% being the initial rate), in each case subject to a specified credit rating, and (ii) decreases the applicable interest rate on the loans outstanding under the Concentra revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 2.75% to 3.00% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate plus a percentage ranging from 1.75% to 2.00% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to Concentra’s leverage ratio (as defined in the Concentra first lien credit agreement). As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Concentra first lien credit agreement are no longer subject to a floor.
Amendments to the Select Credit Facilities
On March 22, 2018, Select entered into Amendment No. 1 to the Select credit agreement dated March 6, 2017. Amendment No. 1 (i) decreased the applicable interest rate on the Select term loan from the Adjusted LIBO Rate (as defined in the Select credit agreement and subject to an Adjusted LIBO floor of 1.00%) plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternate Base Rate (as defined in the Select credit agreement and subject to an Alternate Base Rate floor of 2.00%) plus 2.50% to the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case subject to a specified leverage ratio; (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternate Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case subject to a specified leverage ratio; (iii) extended the maturity date for the Select term loan from March 6, 2024, to March 6, 2025; and (iv) made certain other technical amendments to the Select credit agreement as set forth therein.

On October 26, 2018, Select entered into Amendment No. 2 to the Select credit agreement. Among other things, Amendment No. 2 (i) decreased the applicable interest rate on the Select term loan from the Adjusted LIBO Rate (as defined in the Select credit agreement) plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio (as defined in the Select credit agreement), and (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Select credit agreement are no longer subject to the floor.

Regulatory Changes
The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 30%, 30%, and 27% of the Company’s net operating revenues for the years ended December 31, 2016, 2017, and 2018, respectively.
The Medicare program reimburses various types of providers using different payment methodologies. Those payment methodologies are complex and are described elsewhere in this report under “Business—Government Regulations.” The following is a summary of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future.
Medicare Reimbursement of LTCH Services
There have been significant regulatory changes affecting our critical illness recovery hospitals, which are certified by Medicare as LTCHs, that have affected our net operating revenues and, in some cases, caused us to change our operating models and strategies. We have been subject to regulatory changes that occur through the rulemaking procedures of CMS. All Medicare payments to our critical illness recovery hospitals are made in accordance with LTCH-PPS. Proposed rules specifically related to LTCH-PPS are generally published in May, finalized in August and effective on October 1 of each year.
The following is a summary of significant changes to LTCH-PPS which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations.
Fiscal Year 2017. On August 22, 2016, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2017 (affecting discharges and cost reporting periods beginning on or after October 1, 2016 through September 30, 2017). The standard federal rate was set at $42,476, an increase from the standard federal rate applicable during fiscal year 2016 of $41,763. The update to the standard federal rate for fiscal year 2017 included a market basket increase of 2.8%, less a productivity adjustment of 0.3%, and less a reduction of 0.75% mandated by the Affordable Care Act (“ACA”). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $21,943, an increase from the fixed-loss amount in the 2016 fiscal year of $16,423. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $23,573, an increase from the fixed-loss amount in the 2016 fiscal year of $22,538.
Fiscal Year 2018. On August 14, 2017, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). Certain errors in the final rule published on August 14, 2017 were corrected in a final rule published October 4, 2017. The standard federal rate was set at $41,415, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018 included a market basket increase of 2.7%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. The update to the standard federal rate for fiscal year 2018 was further impacted by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,381, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,537, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.
Fiscal Year 2019. On August 17, 2018, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). Certain errors in the final rule were corrected in a final rule published October 3, 2018. The standard federal rate was set at $41,559, an increase from the standard federal rate applicable during fiscal year 2018 of $41,415. The update to the standard federal rate for fiscal year 2019 included a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. The standard federal rate also included an area wage budget-neutrality factor of 0.999215 and a temporary, one-time budget-neutrality adjustment of 0.990878 in connection with the elimination of the 25 Percent Rule (discussed herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,121, a decrease from the fixed-loss amount in the 2018 fiscal year of $27,381. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $25,743, a decrease from the fixed-loss amount in the 2018 fiscal year of $26,537.

25 Percent Rule
The “25 Percent Rule” was a downward payment adjustment that applied if the percentage of Medicare patients discharged from LTCHs who were admitted from a referring hospital (regardless of whether the LTCH or LTCH satellite is co-located with the referring hospital) exceeded the applicable percentage admissions threshold during a particular cost reporting period.
CMS was precluded from applying the 25 Percent Rule for freestanding LTCHs to cost reporting years beginning before July 1, 2016 and for discharges occurring on or after October 1, 2016 and before October 1, 2017. In addition, the law applied higher percentage admissions thresholds for most LTCHs operating as HIHs and satellites for cost reporting years beginning before July 1, 2016 and effective for discharges occurring on or after October 1, 2016 and before October 1, 2017.
For fiscal year 2018, CMS adopted a regulatory moratorium on the implementation of the 25 Percent Rule.
For fiscal year 2019 and thereafter, CMS eliminated the 25 Percent Rule entirely. The elimination of the 25 Percent Rule is being implemented in a budget-neutral manner by adjusting the standard federal payment rates down such that the projection of aggregate LTCH payments would equal the projection of aggregate LTCH payments that would have been paid if the moratorium ended and the 25 Percent Rule went into effect on October 1, 2018. As a result, the elimination of the 25 Percent Rule includes a temporary, one-time adjustment of 0.990878 to the fiscal year 2019 LTCH-PPS standard federal payment rate, a temporary, one-time adjustment of 0.990737 to the fiscal year 2020 LTCH-PPS standard federal payment rate, and a permanent, one-time adjustment of 0.991249 to the LTCH-PPS standard federal payment rate in fiscal years 2021 and subsequent years.
Short Stay Outlier Policy
CMS established a different payment methodology for Medicare patients with a length of stay less than or equal to five-sixths of the geometric average length of stay for that particular MS-LTC-DRG, referred to as a short stay outlier (“SSO”). SSO cases are paid based on a per diem rate derived from blending 120% of the MS-LTC-DRG specific per diem amount with a per diem rate based on the general acute care hospital IPPS. Under this policy, as the length of stay of a SSO case increases, the percentage of the per diem payment amounts based on the full MS-LTCH-DRG standard federal payment rate increases and the percentage of the payment based on the IPPS comparable amount decreases.
Medicare Reimbursement of IRF Services
The following is a summary of significant changes to the Medicare prospective payment system for our rehabilitation hospitals, which are certified by Medicare as IRFs, which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations.
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
Fiscal Year 2018. On August 3, 2017, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). The standard payment conversion factor for discharges for fiscal year 2018 was set at $15,838, an increase from the standard payment conversion factor applicable during fiscal year 2017 of $15,708. The update to the standard payment conversion factor for fiscal year 2018 included a market basket increase of 2.6%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. The standard payment conversion factor for fiscal year 2018 was further impacted by the Medicare Access and CHIP Reauthorization Act of 2015, which limited the update for fiscal year 2018 to 1.0%. CMS increased the outlier threshold amount for fiscal year 2018 to $8,679 from $7,984 established in the final rule for fiscal year 2017.
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
Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements a provider’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the professional’s payment for a year. Each year from 2019 through 2024 professionals who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. MIPS and APM apply to physicians and other practitioners included within the definition of “eligible clinicians.” Currently, physical therapists and occupational therapists may voluntarily participate in MIPS and APM. In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS adopted a final policy to include physical therapists, occupational therapists and qualified speech-language pathologists as “eligible clinicians” and require them to participate in these programs beginning in the 2021 MIPS payment year. The specifics of the MIPS and APM adjustments beginning in 2019 and 2020, respectively, remain subject to future notice and comment rule-making. For the year ended December 31, 2018, we received approximately 15% of our outpatient rehabilitation net operating revenues from Medicare.
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
The annual limits for therapy expenses historically did not apply to services furnished and billed by outpatient hospital departments. However, the Medicare Access and CHIP Reauthorization Act of 2015 and prior legislation extended the annual limits on therapy expenses in hospital outpatient department settings through December 31, 2017. The application of annual limits to hospital outpatient department settings sunset on December 31, 2017.
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
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS established two new modifiers to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. CMS intends to use these modifiers to implement a payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning on January 1, 2022.

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
On January 1, 2018, we adopted Topic 606, Revenue from Contracts with Customers. Under Topic 606, we recognize a contractual allowance for fixed discounts based on the difference between our standard billing rates and the fees legislated, negotiated or otherwise arranged between us and our patients. Additionally, we are subject to potential retrospective adjustments to net operating revenues in future periods, such as for matters related to claims processing and other price concessions. These adjustments, which are estimated based on an analysis of historical experience by payor source, are recognized as a constraint to revenue in the period services are rendered. Under the previous standard, these adjustments were classified as a component of bad debt expense.
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
Accounts Receivable
Substantially all of our accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers’ compensation and employer programs. We report accounts receivable at an amount equal to the consideration we expect to receive in exchange for providing healthcare services to our patients, which is estimated using contractual provisions associated with specific payors, historical reimbursement rates, and an analysis of past experience to estimate potential retrospective adjustments. Amounts that have been deemed to be uncollectible because of circumstances that affect the ability of payors to make payments are written-off as bad debt expense as they occur.
Collection of these accounts receivable is our primary source of cash and is critical to our liquidity and capital resources. Our primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments, and amounts owed by the patient. Deductibles, co-payments, and self-insured amounts owed by the patient are an immaterial portion of our accounts receivable balance and accounted for approximately 0.3% of our net accounts receivable balance at December 31, 2018. Our general policy is to verify insurance coverage prior to the date of admission for patients admitted to our critical illness recovery hospitals and rehabilitation hospitals. Within our outpatient rehabilitation clinics, we verify insurance coverage prior to the patient’s visit.  Within our Concentra centers, we verify insurance coverage or receive authorization from the patient’s employer prior to the patient’s visit.
The following table is an aging of our accounts receivable (in thousands):

	December 31, 2017				December 31, 2018
	0 - 90 Days	91 - 180 Days	181 - 365 Days	Over 365 Days	0 - 90 Days	91 - 180 Days	181 - 365 Days	Over 365 Days
Commercial insurance and other	$350,563	$47,395	$38,601	$28,079	$409,521	$62,956	$45,811	$33,662
Medicare and Medicaid	208,234	7,985	5,225	5,650	137,771	7,217	4,885	4,853
Total accounts receivable	$558,797	$55,380	$43,826	$33,729	$547,292	$70,173	$50,696	$38,515

The approximate percentage of accounts receivable summarized by aging categories is as follows:

	December 31,
	2017	2018
0 to 90 days	80.8%	77.4%
91 to 180 days	8.0%	9.9%
181 to 365 days	6.3%	7.2%
Over 365 days	4.9%	5.5%
Total	100.0%	100.0%
The approximate percentage of accounts receivable summarized by insured status is as follows:

	December 31,
	2017	2018
Commercial insurance and other	66.9%	77.8%
Medicare and Medicaid	32.8%	21.9%
Self-pay receivables (including deductibles and co-payments)	0.3%	0.3%
Total	100.0%	100.0%
Insurance
Under a number of our insurance programs, which include our employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, we are liable for a portion of our losses before we can attempt to recover from the applicable insurance carrier. We accrue for losses under an occurrence-based approach, whereby we estimate the losses that will be incurred in a respective accounting period and accrue that estimated liability using actuarial methods. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $157.1 million and $175.2 million for our estimated losses under these insurance programs at December 31, 2017 and 2018, respectively. We also recorded insurance proceeds receivable of $25.8 million and $32.4 million at December 31, 2017 and 2018, respectively, for liabilities which exceed the Company’s deductibles and self-insured retention limits and are recoverable through insurance policies.
Intangible Assets
Goodwill and other indefinite-lived intangible assets are not amortized, but instead are subject to periodic impairment evaluations. Impairment tests are required to be conducted at least annually or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to: a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge.
We may first assess qualitatively if we can conclude whether goodwill is more likely than not impaired. If goodwill is more likely than not impaired, we are then required to complete a quantitative analysis of whether a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we consider relevant events or circumstances that affect the fair value or carrying amount of a reporting unit, including (i) industry and market conditions, (ii) financial performance, such as negative or declining cash flows, or a decline in net operating revenues or earnings compared with actual and forecasted results, (iii) the regulatory environment affecting each of our reporting units, including reimbursement and compliance requirements under the Medicare program, and (iv) other factors specific to each reporting unit, such as a change in strategy, management, or acquisitions or divestitures affecting the composition of the reporting unit.

We consider both the income and market approach in determining the fair value of our reporting units when performing a quantitative analysis. Included in the income approach, specific for each reporting unit, are assumptions regarding revenue growth rate, future Adjusted EBITDA margin estimates, future general and administrative expense rates, and the industry’s weighted average cost of capital and industry specific, market comparable implied Adjusted EBITDA multiples. We also include estimated residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of the industry, its recent transactions, and reasonable performance expectations for its operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge to the goodwill associated with any one of the reporting units.
At December 31, 2018, our other indefinite-lived intangible assets consist of certain trademarks, certificates of need, and accreditations. To determine the fair value of our trademarks, we use a relief from royalty income approach. For our certificates of need and accreditations, we perform a qualitative assessment. As part of this assessment, we evaluate the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair value is less than the carrying value, we perform a quantitative impairment test.
Our most recent impairment assessments were completed during the fourth quarter of 2018. We performed a qualitative goodwill impairment assessment for each of our reporting units as of October 1, 2018. We did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets as of October 1, 2018. During the fourth quarters of 2016 and 2017, we performed quantitative impairment assessments for each of our reporting units. Our impairment assessments completed during these periods did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets.
We have recorded total goodwill and other identifiable intangible assets of $3.8 billion at December 31, 2018, of which $1.1 billion relates to our critical illness recovery hospital reporting unit, $441.1 million relates to our rehabilitation hospital reporting unit, $701.9 million relates to our outpatient rehabilitation reporting unit, and $1.5 billion relates to the Concentra reporting unit.
Realization of Deferred Tax Assets
We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements. Deferred tax assets and liabilities are determined on the basis of the differences between the book and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. We also recognize the future tax benefits from net operating loss carryforwards as deferred tax assets. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
We evaluate the realizability of deferred tax assets and reduce those assets using a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Among the factors used to assess the likelihood of realization are projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits. However, changes in tax codes, statutory tax rates or future taxable income levels could materially impact our valuation of tax accruals and assets and could cause our provision for income taxes to vary significantly from period to period.
At December 31, 2018, we had deferred tax liabilities in excess of deferred tax assets of approximately $135.3 million principally due to depreciation deductions that have been accelerated for tax purposes and amortization of intangibles and goodwill. This amount includes approximately $17.9 million of valuation reserves related primarily to state net operating losses.

Operating Statistics
The following table sets forth operating statistics for each of our operating segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	For the Year Ended December 31,
	2016	2017	2018
Critical illness recovery hospital data:(1)
Number of hospitals owned—start of period	108	102	99
Number of hospitals acquired	4	1	—
Number of hospital start-ups	—	1	1
Number of hospitals closed/sold	(10)	(5)	(4)
Number of hospitals owned—end of period	102	99	96
Number of hospitals managed—end of period	1	1	—
Total number of hospitals (all)—end of period	103	100	96
Available licensed beds(2)	4,254	4,159	4,071
Admissions(2)	36,859	35,793	36,474
Patient days(2)	1,041,074	1,003,161	1,012,368
Average length of stay (days)(2)	28	28	28
Net revenue per patient day(2)(3)(5)	$1,663	$1,704	$1,716
Occupancy rate(2)	65%	66%	67%
Percent patient days—Medicare(2)	55%	54%	53%
Rehabilitation hospital data:(1)
Number of facilities owned—start of period	10	13	16
Number of facilities acquired	1	—	—
Number of facilities start-ups	2	3	1
Number of facilities closed/sold	—	—	—
Number of facilities owned—end of period	13	16	17
Number of facilities managed—end of period	7	8	9
Total number of facilities (all)—end of period	20	24	26
Available licensed beds(2)	983	1,133	1,189
Admissions(2)	14,670	18,841	21,813
Patient days(2)	216,994	269,905	315,468
Average length of stay (days)(2)	15	14	14
Net revenue per patient day(2)(3)(5)	$1,441	$1,577	$1,606
Occupancy rate(2)	71%	72%	74%
Percent patient days—Medicare(2)	53%	54%	54%
Outpatient rehabilitation data:
Number of clinics owned—start of period	896	1,445	1,447
Number of clinics acquired	559	13	20
Number of clinic start-ups	28	28	34
Number of clinics closed/sold	(38)	(39)	(78)
Number of clinics owned—end of period	1,445	1,447	1,423
Number of clinics managed—end of period	166	169	239
Total number of clinics (all)—end of period	1,611	1,616	1,662
Number of visits(2)	7,799,208	8,232,536	8,356,018
Net revenue per visit(2)(4)(5)	$100	$101	$103

	For the Year Ended December 31,
	2016	2017	2018
Concentra data:
Number of centers owned—start of period	300	300	312
Number of centers acquired	4	11	221
Number of center start-ups	—	4	—
Number of centers closed/sold	(4)	(3)	(9)
Number of centers owned—end of period	300	312	524
Number of visits(2)	7,373,751	7,709,508	11,426,940
Net revenue per visit(2)(4)(5)	$116	$115	$124
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

(5)	Net revenue per patient day and net revenue per visit were retrospectively conformed to reflect the impact of Topic 606, Revenue from Contracts with Customers.
Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	For the Year Ended December 31,
	2016	2017	2018
Net operating revenues	100.0%	100.0%	100.0%
Cost of services(1)	86.9	85.6	85.4
General and administrative	2.5	2.6	2.4
Depreciation and amortization	3.5	3.6	4.0
Income from operations	7.1	8.2	8.2
Loss on early retirement of debt	(0.3)	(0.5)	(0.3)
Equity in earnings of unconsolidated subsidiaries	0.5	0.5	0.4
Non-operating gain (loss)	1.0	(0.0)	0.2
Interest expense	(4.0)	(3.6)	(3.9)
Income before income taxes	4.3	4.6	4.6
Income tax expense (benefit)	1.3	(0.5)	1.1
Net income	3.0	5.1	3.5
Net income attributable to non-controlling interests	0.3	1.0	0.8
Net income attributable to Holdings and Select	2.7%	4.1%	2.7%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by business segment for the periods indicated:

	Year Ended December 31,
	2016	2017	2018	% Change 2016 - 2017	% Change 2017 - 2018
Net operating revenues:(1)
Critical illness recovery hospital(2)	$1,756,961	$1,725,022	$1,753,584	(1.8)%	1.7%
Rehabilitation hospital(2)	498,100	622,469	707,514	25.0	13.7
Outpatient rehabilitation(3)	979,363	1,003,830	1,062,487	2.5	5.8
Concentra(4)	982,495	1,013,224	1,557,673	3.1	53.7
Other(5)	541	700	—	N/M	N/M
Total Company	$4,217,460	$4,365,245	$5,081,258	3.5%	16.4%
Income (loss) from operations:
Critical illness recovery hospital(2)	$180,747	$206,936	$197,218	14.5%	(4.7)%
Rehabilitation hospital(2)	44,179	69,865	84,826	58.1	21.4
Outpatient rehabilitation(3)	107,169	107,926	114,810	0.7	6.4
Concentra(4)	81,522	91,804	150,678	12.6	64.1
Other(5)	(113,770)	(120,653)	(130,253)	(6.0)	(8.0)
Total Company	$299,847	$355,878	$417,279	18.7%	17.3%
Adjusted EBITDA:
Critical illness recovery hospital(2)	$224,609	$252,679	$243,015	12.5%	(3.8)%
Rehabilitation hospital(2)	56,902	90,041	108,927	58.2	21.0
Outpatient rehabilitation(3)	129,830	132,533	142,005	2.1	7.1
Concentra(4)	143,009	157,561	251,977	10.2	59.9
Other(5)	(88,543)	(94,822)	(100,769)	(7.1)	(6.3)
Total Company	$465,807	$537,992	$645,155	15.5%	19.9%
Adjusted EBITDA margins:
Critical illness recovery hospital(2)	12.8%	14.6%	13.9%
Rehabilitation hospital(2)	11.4	14.5	15.4
Outpatient rehabilitation(3)	13.3	13.2	13.4
Concentra(4)	14.6	15.6	16.2
Other(5)	N/M	N/M	N/M
Total Company	11.0%	12.3%	12.7%
Total assets:(6)
Critical illness recovery hospital(2)	$1,910,013	$1,848,783	$1,771,605
Rehabilitation hospital(2)	621,105	868,517	894,192
Outpatient rehabilitation(3)	969,014	954,661	1,002,819
Concentra(4)	1,313,176	1,340,919	2,178,868
Other(5)	107,318	114,286	116,781
Total Company	$4,920,626	$5,127,166	$5,964,265
Purchases of property and equipment, net:
Critical illness recovery hospital(2)	$48,626	$49,720	$40,855
Rehabilitation hospital(2)	60,513	96,477	42,389
Outpatient rehabilitation(3)	21,286	27,721	30,553
Concentra(4)	15,946	28,912	42,205
Other(5)	15,262	30,413	11,279
Total Company	$161,633	$233,243	$167,281

_______________________________________________________________________________

(1)	Net operating revenues were retrospectively conformed to reflect the adoption Topic 606, Revenue from Contracts with Customers.

(2)
The critical illness recovery hospital segment was previously referred to as the long term acute care segment. The rehabilitation hospital segment was previously referred to as the inpatient rehabilitation segment.

(3)	The outpatient rehabilitation segment includes the operating results of our contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

(4)	The Concentra segment includes the operating results of U.S. HealthWorks beginning February 1, 2018.

(5)	Other includes our corporate services. Total assets includes certain non-consolidating joint ventures and minority investments in other healthcare related businesses.

(6)
As of December 31, 2016, total assets were retrospectively conformed to reflect the adoption ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in a reduction to total assets of $23.8 million.

N/M —     Not meaningful.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
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
Net Operating Revenues
Our net operating revenues increased 16.4% to $5,081.3 million for the year ended December 31, 2018, compared to $4,365.2 million for the year ended December 31, 2017.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 1.7% to $1,753.6 million for the year ended December 31, 2018, compared to $1,725.0 million for the year ended December 31, 2017. As of December 31, 2018, we operated 96 hospitals, compared to 100 hospitals at December 31, 2017. Despite the decrease in the number of hospitals operated, our patient days increased 0.9% to 1,012,368 days for the year ended December 31, 2018, compared to 1,003,161 days for the year ended December 31, 2017 and our occupancy increased to 67% for the year ended December 31, 2018, compared to 66% for the year ended December 31, 2017. Our net revenue per patient day increased 0.7% to $1,716 for the year ended December 31, 2018, compared to $1,704 for the year ended December 31, 2017. The increase principally resulted from changes we experienced in our non-Medicare net revenue per patient day during the year ended December 31, 2018.
Rehabilitation Hospital Segment.    Net operating revenues increased 13.7% to $707.5 million for the year ended December 31, 2018, compared to $622.5 million for the year ended December 31, 2017. The increase in net operating revenues resulted primarily from an increase in patient volumes during the year ended December 31, 2018. Our patient days increased 16.9% to 315,468 days for the year ended December 31, 2018, compared to 269,905 days for the year ended December 31, 2017. The increase in patient days was principally attributable to the maturation of our rehabilitation hospitals which commenced operations during 2016 and 2017. Our net revenue per patient day increased 1.8% to $1,606 for the year ended December 31, 2018, compared to $1,577 for the year ended December 31, 2017. The increase principally resulted from changes we experienced in our non-Medicare net revenue per patient day during the year ended December 31, 2018.
Outpatient Rehabilitation Segment.    Net operating revenues increased 5.8% to $1,062.5 million for the year ended December 31, 2018, compared to $1,003.8 million for the year ended December 31, 2017. Our net revenue per visit increased 2.0% to $103 for the year ended December 31, 2018, compared to $101 for the year ended December 31, 2017. Our net revenue per visit benefited from improved contracted rates with some of our payors. Additionally, visits increased 1.5% to 8,356,018 for the year ended December 31, 2018, compared to 8,232,536 visits for the year ended December 31, 2017. The increase in visits resulted from both start-up and newly acquired outpatient rehabilitation clinics, as well as growth within our existing clinics. During the year ended December 31, 2018, we also experienced an increase in net operating revenues related to management fees and contracted labor services provided to entities in which we have made equity investments.

Concentra Segment.    Net operating revenues increased 53.7% to $1,557.7 million for the year ended December 31, 2018, compared to $1,013.2 million for the year ended December 31, 2017. The increase in net operating revenues was principally due to the acquisition of U.S. HealthWorks on February 1, 2018, which contributed $488.8 million of net operating revenues during the period. Visits in our centers increased 48.2% to 11,426,940 for the year ended December 31, 2018, compared to 7,709,508 visits for the year ended December 31, 2017. Net revenue per visit increased 7.8% to $124 for the year ended December 31, 2018, compared to $115 for the year ended December 31, 2017. The increase in net revenue per visit was driven principally by U.S. HealthWorks visits, which yield higher per visit rates, as well as an increase in workers’ compensation and employer services reimbursement rates in our existing Concentra centers.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,462.3 million, or 87.8% of net operating revenues, for the year ended December 31, 2018, compared to $3,849.4 million, or 88.2% of net operating revenues, for the year ended December 31, 2017. Our cost of services, a major component of which is labor expense, was $4,341.1 million, or 85.4% of net operating revenues, for the year ended December 31, 2018, compared to $3,735.3 million, or 85.6% of net operating revenues, for the year ended December 31, 2017. The decrease in our operating expenses relative to our net operating revenues was principally due to the performance of our rehabilitation hospital segment and lower relative operating costs within our Concentra segment as a result of the U.S. HealthWorks acquisition. Facility rent expense was $268.7 million for the year ended December 31, 2018, compared to $230.1 million for the year ended December 31, 2017. The increase in our facility rent expense was primarily attributable to the acquisition of U.S. HealthWorks. General and administrative expenses were $121.3 million, or 2.4% of net operating revenues, for the year ended December 31, 2018, compared to $114.0 million, or 2.6% of net operating revenues, for the year ended December 31, 2017. General and administrative expenses included $2.9 million and $2.8 million of U.S. HealthWorks acquisition costs for the years ended December 31, 2018 and 2017, respectively.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $243.0 million for the year ended December 31, 2018, compared to $252.7 million for the year ended December 31, 2017. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 13.9% for the year ended December 31, 2018, compared to 14.6% for the year ended December 31, 2017. Our Adjusted EBITDA and Adjusted EBITDA margin were impacted by increases in employee costs and other operating costs, relative to our net operating revenues, during the year ended December 31, 2018, as compared to the year ended December 31, 2017.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 21.0% to $108.9 million for the year ended December 31, 2018, compared to $90.0 million for the year ended December 31, 2017. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 15.4% for the year ended December 31, 2018, compared to 14.5% for the year ended December 31, 2017. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were primarily driven by increases in patient volume within our rehabilitation hospitals that commenced operations during 2016 and 2017, which allowed our facilities to operate at lower relative costs compared to the prior period. The increases in Adjusted EBITDA and Adjusted EBITDA margins also resulted from an increase in net revenue per patient day, as discussed above under “Net Operating Revenues.” Adjusted EBITDA losses in our start-up hospitals were $4.7 million for the year ended December 31, 2018, compared to $7.5 million for the year ended December 31, 2017.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 7.1% to $142.0 million for the year ended December 31, 2018, compared to $132.5 million for the year ended December 31, 2017. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.4% for the year ended December 31, 2018, compared to 13.2% for the year ended December 31, 2017. For the year ended December 31, 2018, our Adjusted EBITDA and Adjusted EBITDA margin increased as a result of an increase in patient visits and net revenue per visit, as discussed above under “Net Operating Revenues.”
Concentra Segment.    Adjusted EBITDA increased 59.9% to $252.0 million for the year ended December 31, 2018, compared to $157.6 million for the year ended December 31, 2017. The increase in Adjusted EBITDA was principally due to the operating results of U.S. HealthWorks, which we acquired on February 1, 2018. Our Adjusted EBITDA margin for the Concentra segment was 16.2% for the year ended December 31, 2018, compared to 15.6% for the year ended December 31, 2017. The increase in Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Other.    The Adjusted EBITDA loss was $100.8 million for the year ended December 31, 2018, compared to an Adjusted EBITDA loss of $94.8 million for the year ended December 31, 2017. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.

Depreciation and Amortization
Depreciation and amortization expense was $201.7 million for the year ended December 31, 2018, compared to $160.0 million for the year ended December 31, 2017. The increase principally occurred within our Concentra segment due to the acquisition of U.S. HealthWorks.
Income from Operations
For the year ended December 31, 2018, we had income from operations of $417.3 million, compared to $355.9 million for the year ended December 31, 2017. The increase in income from operations resulted principally from the growth of our Concentra segment and the improved performance of our rehabilitation hospital segment, as discussed above.
Loss on Early Retirement of Debt
During the year ended December 31, 2018, we amended Select’s senior secured credit facilities and Concentra’s first lien credit agreement which resulted in losses on early retirement of debt of $14.2 million. During the year ended December 31, 2017, we refinanced Select’s senior secured credit facilities which resulted in a loss on early retirement of debt of $19.7 million.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the year ended December 31, 2018, we had equity in earnings of unconsolidated subsidiaries of $21.9 million, compared to $21.1 million for the year ended December 31, 2017.
Non-Operating Gain
We recognized non-operating gains of $9.0 million for the year ended December 31, 2018. The non-operating gains were principally attributable to the sale of outpatient rehabilitation clinics to non-consolidating subsidiaries.
Interest Expense
Interest expense was $198.5 million for the year ended December 31, 2018, compared to $154.7 million for the year ended December 31, 2017. The increase in interest expense was principally due to an increase in our indebtedness as a result of the acquisition of U.S. HealthWorks.
Income Taxes
We recorded income tax expense of $58.6 million for the year ended December 31, 2018, which represented an effective tax rate of 24.9%. We recorded an income tax benefit of $18.2 million for the year ended December 31, 2017. For the year ended December 31, 2017, our income tax benefit resulted primarily from the effects of the federal tax reform legislation enacted on December 22, 2017. The effects of the federal tax reform legislation on our net deferred tax liability resulted in an income tax benefit of $71.5 million for the year ended December 31, 2017. Additionally, we were able to realize the benefit of a prior net operating loss deduction of $14.1 million.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $39.1 million for the year ended December 31, 2018, compared to $43.5 million for the year ended December 31, 2017. The decrease is principally due to a decrease in net income of our joint venture subsidiary, Concentra. In 2017, Concentra experienced an increase in net income as a result of an income tax benefit generated primarily from the effects of the federal tax reform legislation enacted on December 22, 2017.

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
Net Operating Revenues
Our net operating revenues increased 3.5% to $4,365.2 million for the year ended December 31, 2017, compared to $4,217.5 million for the year ended December 31, 2016.
Critical Illness Recovery Hospital Segment.    Net operating revenues were $1,725.0 million for the year ended December 31, 2017, compared to $1,757.0 million for the year ended December 31, 2016. The decline in net operating revenues was principally due to a decrease in patient days as a result of hospital closures. We had 1,003,161 patient days for the year ended December 31, 2017, compared to 1,041,074 days for the year ended December 31, 2016. The decline in net operating revenues attributable to a decrease in patient days was offset in part by an increase in our net revenue per patient day. Our net revenue per patient day increased 2.5% to $1,704 for the year ended December 31, 2017, compared to $1,663 for the year ended December 31, 2016. The increase in net revenue per patient day was principally due to higher-acuity patient populations in our critical illness recovery hospitals, which was caused by the changes in operations we made in response to Medicare patient criteria regulations.
Rehabilitation Hospital Segment.    Net operating revenues increased 25.0% to $622.5 million for the year ended December 31, 2017, compared to $498.1 million for the year ended December 31, 2016. The increase in net operating revenues is principally due to several new rehabilitation hospitals which commenced operations during 2016 and 2017. Our patient days increased 24.4% to 269,905 days for the year ended December 31, 2017, compared to 216,994 days for the year ended December 31, 2016. Our net revenue per patient day increased 9.4% to $1,577 for the year ended December 31, 2017, compared to $1,441 for the year ended December 31, 2016.
Outpatient Rehabilitation Segment.    Net operating revenues increased 2.5% to $1,003.8 million for the year ended December 31, 2017, compared to $979.4 million for the year ended December 31, 2016. The increase in net operating revenues was principally due to the acquisition of Physiotherapy on March 4, 2016, offset in part by the sale of our contract therapy businesses on March 31, 2016. Visits increased 5.6% to 8,232,536 for the year ended December 31, 2017, compared to 7,799,208 visits for the year ended December 31, 2016. The increase in visits was principally due to Physiotherapy. Net revenue per visit increased 1.0% to $101 for the year ended December 31, 2017, compared to $100 for the year ended December 31, 2016.
Concentra Segment.    Net operating revenues increased 3.1% to $1,013.2 million for the year ended December 31, 2017, compared to $982.5 million for the year ended December 31, 2016. The increase in net operating revenues was principally due to newly acquired and developed centers. Visits in our centers increased 4.6% to 7,709,508 for the year ended December 31, 2017, compared to 7,373,751 visits for the year ended December 31, 2016. The growth in visits principally related to an increase in employer services visits. Net revenue per visit was $115 for the year ended December 31, 2017, compared to $116 for the year ended December 31, 2016. The decrease in net revenue per visit is principally due to an increased proportion of employer service visits, which yield lower per visit rates.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $3,849.4 million, or 88.2% of net operating revenues, for the year ended December 31, 2017, compared to $3,772.3 million, or 89.4% of net operating revenues, for the year ended December 31, 2016. Our cost of services, a major component of which is labor expense, was $3,735.3 million, or 85.6% of net operating revenues, for the year ended December 31, 2017, compared to $3,665.4 million, or 86.9% of net operating revenues, for the year ended December 31, 2016. The decrease in our operating expenses relative to our net operating revenues is principally due to the improved operating performance of our start-up rehabilitation hospitals and cost reductions achieved within our critical illness recovery hospital and Concentra segments. Facility rent expense was $230.1 million for the year ended December 31, 2017, compared to $225.6 million for the year ended December 31, 2016. General and administrative expenses were $114.0 million, or 2.6% of net operating revenues, for the year ended December 31, 2017, compared to $106.9 million, or 2.5% of net operating revenues, for the year ended December 31, 2016. General and administrative expenses included $2.8 million of U.S. HealthWorks acquisition costs and $3.2 million of Physiotherapy acquisition costs for the years ended December 31, 2017 and 2016, respectively.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 12.5% to $252.7 million for the year ended December 31, 2017, compared to $224.6 million for the year ended December 31, 2016. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 14.6% for the year ended December 31, 2017, compared to 12.8% for the year ended December 31, 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin are principally due to an increase in our net revenue per patient day, as described above under “Net Operating Revenues,” while maintaining a consistent cost structure.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 58.2% to $90.0 million for the year ended December 31, 2017, compared to $56.9 million for the year ended December 31, 2016. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 14.5% for the year ended December 31, 2017, compared to 11.4% for the year ended December 31, 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were primarily driven by increased patient volumes at our start-up rehabilitation hospitals, as discussed above under “Net Operating Revenues.” Adjusted EBITDA losses in our start-up hospitals were $7.5 million for the year ended December 31, 2017, compared to $21.8 million for the year ended December 31, 2016.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 2.1% to $132.5 million for the year ended December 31, 2017, compared to $129.8 million for the year ended December 31, 2016. The increase in Adjusted EBITDA was principally due to growth in visits and an increase in net revenue per visit, as discussed above under “Net Operating Revenues.” Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.2% for the year ended December 31, 2017, compared to 13.3% for the year ended December 31, 2016. During the year ended December 31, 2017, our Adjusted EBITDA margin for our outpatient rehabilitation segment was impacted by higher relative labor expenses within markets which have experienced a decline in patient volumes. We also experienced higher relative operating costs in some of our start-up and recently acquired outpatient rehabilitation clinics.
Concentra Segment.    Adjusted EBITDA increased 10.2% to $157.6 million for the year ended December 31, 2017, compared to $143.0 million for the year ended December 31, 2016. Our Adjusted EBITDA margin for the Concentra segment was 15.6% for the year ended December 31, 2017, compared to 14.6% for the year ended December 31, 2016. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our Concentra segment are principally due to an increase in net operating revenues from newly acquired and developed centers, as described above under “Net Operating Revenues,” while leveraging our existing cost structure.
Other.    The Adjusted EBITDA loss was $94.8 million for the year ended December 31, 2017, compared to an Adjusted EBITDA loss of $88.5 million for the year ended December 31, 2016. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which resulted from the expansion of our corporate shared services activities.
Depreciation and Amortization
Depreciation and amortization expense was $160.0 million for the year ended December 31, 2017, compared to $145.3 million for the year ended December 31, 2016. The increase principally occurred in our rehabilitation hospital segment due to new hospitals operating within the segment.
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

Non-Operating Gain
We recognized a non-operating gain of $42.7 million for the year ended December 31, 2016. The non-operating gain was principally due to the sale of our contract therapy businesses for $65.0 million, which resulted in a non-operating gain of $33.9 million.
Interest Expense
Interest expense was $154.7 million for the year ended December 31, 2017, compared to $170.1 million for the year ended December 31, 2016. The decrease in interest expense was principally the result of decreases in our interest rates associated with the refinancing of Select’s 2011 senior secured credit facility during the quarter ended March 31, 2017, and the Concentra credit facilities during the quarter ended September 30, 2016.
Income Taxes
We recorded an income tax benefit of $18.2 million for the year ended December 31, 2017. We recorded income tax expense of $55.5 million for the year ended December 31, 2016, which represented an effective tax rate of 30.7%. For the year ended December 31, 2017, our income tax benefit resulted primarily from the effects of the federal tax reform legislation enacted on December 22, 2017. The effects of the federal tax reform legislation on our net deferred tax liability resulted in an income tax benefit of $71.5 million for the year ended December 31, 2017. Additionally, we were able to realize the benefit of a prior net operating loss deduction of $14.1 million.
On December 22, 2017 the Tax Cuts and Jobs Act was signed into law, which reduced the federal statutory tax rate to 21% from 35%. Accounting Standards Codification 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. While the effective date of the new corporate tax rate was January 1, 2018, we recorded the effect on our deferred tax balances at December 31, 2017.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $43.5 million for the year ended December 31, 2017, compared to $9.9 million for the year ended December 31, 2016. The increase is principally due to increases in net income of our joint venture subsidiary, Concentra, and the improved operating performance of joint venture rehabilitation hospitals.

Liquidity and Capital Resources
Years Ended December 31, 2016, 2017, and 2018

	For the Year Ended December 31,
	2016	2017	2018
Cash flows provided by operating activities	$346,603	$238,131	$494,194
Cash flows used in investing activities	(554,320)	(192,965)	(697,137)
Cash flows provided by (used in) financing activities	292,311	(21,646)	255,572
Net increase in cash and cash equivalents	84,594	23,520	52,629
Cash and cash equivalents at beginning of period	14,435	99,029	122,549
Cash and cash equivalents at end of period	$99,029	$122,549	$175,178
Operating activities provided $494.2 million of cash flows for the year ended December 31, 2018. The increase in operating cash flows for the year ended December 31, 2018, when compared to the year ended December 31, 2017, was principally driven by the change in our accounts receivable. Our days sales outstanding was 51 days at December 31, 2018, compared to 58 days at December 31, 2017. At December 31, 2017, the higher days sales outstanding was caused by the significant underpayments we received through the Medicare periodic interim payment program in our critical illness recovery hospitals. Additionally, we received over-payments during 2016 which were repaid during the first quarter of 2017. This had the effect of increasing operating activity cash flows during 2016 and decreasing operating activity cash flows during 2017.
Operating activities provided $238.1 million of cash flows for the year ended December 31, 2017. The decrease in operating cash flows for the year ended December 31, 2017, when compared to the year ended December 31, 2016, was principally driven by an increase in our accounts receivable during the year ended December 31, 2017, as described above. Our days sales outstanding was 58 days at December 31, 2017, compared to 51 days at December 31, 2016.
Investing activities used $697.1 million, $193.0 million and $554.3 million of cash flows for the years ended December 31, 2018, 2017 and 2016, respectively. For the year ended December 31, 2018, the principal uses of cash were $515.6 million related to the acquisition of U.S. HealthWorks and $167.3 million for purchases of property and equipment. For the year ended December 31, 2017, the principal uses of cash were $233.2 million for purchases of property and equipment and $27.4 million for the acquisition of businesses, offset in part by $80.4 million of proceeds received from the sale of assets. For the year ended December 31, 2016, the principal uses of cash were $406.3 million for the Physiotherapy acquisition and $161.6 million for purchases of property and equipment, offset in part by $80.5 million of proceeds received from the sale of assets and businesses.
Financing activities provided $255.6 million of cash flows for the year ended December 31, 2018. The principal source of cash was from the issuance of term loans under the Concentra credit facilities which resulted in net proceeds of $779.8 million. This was offset in part by $311.5 million of distributions to and purchases of non-controlling interests, of which $294.9 million related to the redemption and reorganization transactions executed under the Purchase Agreement in connection with the acquisition of U.S. HealthWorks by our Concentra segment, and $210.0 million of net repayments under the Select revolving credit facility.
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

Capital Resources
Working capital.    We had net working capital of $287.3 million at December 31, 2018, compared to net working capital of $315.4 million at December 31, 2017.
Select credit facilities.   On March 22, 2018, Select entered into Amendment No. 1 to the Select credit agreement dated March 6, 2017. Amendment No. 1 (i) decreased the applicable interest rate on the Select term loan from the Adjusted LIBO Rate (as defined in the Select credit agreement and subject to an Adjusted LIBO floor of 1.00%) plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternate Base Rate (as defined in the Select credit agreement and subject to an Alternate Base Rate floor of 2.00%) plus 2.50% to the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case subject to a specified leverage ratio; (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternate Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case subject to a specified leverage ratio; (iii) extended the maturity date for the Select term loan from March 6, 2024, to March 6, 2025; and (iv) made certain other technical amendments to the Select credit agreement as set forth therein.
On October 26, 2018, Select entered into Amendment No. 2 to the Select credit agreement. Among other things, Amendment No. 2 (i) decreased the applicable interest rate on the Select term loan from the Adjusted LIBO Rate (as defined in the Select credit agreement) plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio (as defined in the Select credit agreement), and (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.50% to 1.75% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Select credit agreement are no longer subject to the floor.
At December 31, 2018, Select had outstanding borrowings under the Select credit facilities consisting of a $1,129.9 million Select term loan (excluding unamortized original issue discounts and debt issuance costs of $19.0 million) and borrowings of $20.0 million (excluding letters of credit) under the Select revolving facility. At December 31, 2018, Select had $392.5 million of availability under the Select revolving facility after giving effect to $37.5 million of outstanding letters of credit.
The Select credit agreement requires Select to maintain certain leverage ratios, as defined in the Select credit agreement. For each of the four fiscal quarters during the year ended December 31, 2018, Select was required to maintain its leverage ratio at less than 6.25 to 1.00. As of December 31, 2018, Select’s leverage ratio was 4.64 to 1.00. Additionally, the Select credit agreement will require a prepayment of borrowings of 50% of excess cash flow, which will result in a prepayment of approximately $98.8 million for the year ended December 31, 2018. The Company expects to have the borrowing capacity and intends to use borrowings under the Select revolving facility to make all or a portion of the required prepayment during the quarter ended March 31, 2019.
Concentra credit facilities.    Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.
On February 1, 2018, in connection with the acquisition of U.S. HealthWorks, Concentra entered into Amendment No. 3 to the Concentra first lien credit agreement. Among other things, Amendment No. 3 (i) provided for an additional $555.0 million in first lien term loans that, along with the existing first lien term loan under the Concentra first lien credit agreement, have a maturity date of June 1, 2022 (collectively, the “Concentra first lien term loan”) and (ii) added an additional $25.0 million of revolving loans, that along with the existing $50.0 million revolving loans, comprise the five-year Concentra revolving facility under the terms of the existing Concentra first lien credit agreement. Prior to subsequent amendments, the Concentra first lien term loan’s interest rate was equal to the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%), or the Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 1.75% (subject to an Alternate Base Rate floor of 2.00%). All other material terms and conditions applicable to the original first lien term loan commitments were applicable to the additional first lien term loans created under the Concentra first lien credit agreement.

In addition, Concentra entered into the Concentra second lien credit agreement that provided for $240.0 million in term loans (the “Concentra second lien term loan”) with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or the Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
In the event that, on or prior to February 1, 2019, Concentra voluntarily prepays any of the Concentra second lien term loan or refinances such term loans with net proceeds of other indebtedness, Concentra will pay a premium of 2.00% of the aggregate principal amount of the Concentra second lien term loan prepaid. If, on or prior to February 1, 2020, Concentra voluntarily prepays any of the Concentra second lien term loan or refinances such term loans with net proceeds of other indebtedness, Concentra will pay a premium of 1.00% of the aggregate principal amount of the Concentra second lien term loan prepaid.
On October 26, 2018, Concentra entered into Amendment No. 4 to the Concentra first lien credit agreement. Among other things, Amendment No. 4 (i) provides for an applicable interest rate on the Concentra first lien term loan of the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 2.50% to 2.75% (with 2.75% being the initial rate), or the Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus a percentage ranging from 1.50% to 1.75% (with 1.75% being the initial rate), in each case subject to a specified credit rating, and (ii) decreases the applicable interest rate on the loans outstanding under the Concentra revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 2.75% to 3.00% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate plus a percentage ranging from 1.75% to 2.00% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to Concentra’s leverage ratio (as defined in the Concentra first lien credit agreement). As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Concentra first lien credit agreement are no longer subject to a floor.
Concentra will be required to prepay borrowings under the Concentra second lien term loan with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Concentra second lien credit agreement) if Concentra’s leverage ratio is greater than 4.25 to 1.00 and 25% of excess cash flow if Concentra’s leverage ratio is less than or equal to 4.25 to 1.00 and greater than 3.75 to 1.00, in each case, reduced by the aggregate amount of term loans and certain debt optionally prepaid during the applicable fiscal year and the aggregate amount of revolving commitments reduced permanently during the applicable fiscal year (other than in connection with a refinancing). Concentra will not be required to prepay borrowings with excess cash flow if Concentra’s leverage ratio is less than or equal to 3.75 to 1.00. No mandatory prepayment is required under the Concentra second lien credit agreement to the extent any mandatory prepayment is applied to indebtedness secured by liens ranking prior to the Concentra second lien credit agreement (and to the extent such debt is revolving indebtedness, such prepayment is accompanied by a permanent reduction of the applicable commitments).
The Concentra second lien credit agreement also contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra second lien credit agreement contains events of default for non-payment of principal and interest when due (subject to a grace period for interest), cross-default and cross-acceleration provisions, and an event of default that would be triggered by a change of control.
The borrowings under the Concentra second lien term loan are guaranteed, on a second lien basis, by Concentra Holdings, Inc., Concentra, and certain domestic subsidiaries of Concentra (subject, in each case, to permitted liens). These borrowings will also be guaranteed by certain of Concentra’s future domestic subsidiaries (other than Excluded Subsidiaries and Consolidated Practices, each as defined in the Concentra second lien credit agreement). The borrowings under the Concentra second lien term loan are secured by substantially all of Concentra’s and its domestic subsidiaries’ existing and future property and assets and by a pledge of Concentra’s capital stock, the capital stock of certain of Concentra’s domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra’s foreign subsidiaries, if any.
Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, together with cash on hand, to pay the cash purchase price for all of the issued and outstanding stock of U.S. HealthWorks to DHHC and to finance the redemption and reorganization transactions executed under the Purchase Agreement.
At December 31, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of the $1,414.2 million Concentra term loans (excluding unamortized discounts and debt issuance costs of $21.4 million). Concentra did not have any borrowings under the Concentra revolving facility. At December 31, 2018, Concentra had $62.3 million of availability under its revolving facility after giving effect to $12.7 million of outstanding letters of credit.

The Concentra first lien credit agreement will require a prepayment of borrowings of 50% of excess cash flow, which will result in a prepayment of approximately $33.9 million for the year ended December 31, 2018. Concentra expects to use cash on hand to make all or a portion of the required prepayment during the quarter ended March 31, 2019.
Stock Repurchase Program.    Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2019, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the year ended December 31, 2018. Since the inception of the program through December 31, 2018, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.
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
Commitments and Contingencies
The following contractual obligation table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Total	2019	2020 - 2022	2023 - 2024	After 2024
	(in thousands)
Debt(1)	$3,338,381	$43,865	$1,996,077	$264,451	$1,033,988
Interest(2)(3)	725,881	179,246	425,215	111,121	10,299
Letters of credit outstanding(1)	50,191	—	50,191	—	—
Purchase obligations(4)(5)	223,054	122,112	72,152	24,710	4,080
Construction contracts(6)	21,616	21,616	—	—	—
Operating leases(6)	1,390,023	261,915	552,548	182,011	393,549
Related party operating leases(6)	44,641	5,931	22,473	5,527	10,710
Total contractual cash obligations(7)	$5,793,787	$634,685	$3,118,656	$587,820	$1,452,626
_______________________________________________________________________________

(1)	See Note 9 – Long-Term Debt and Notes Payable of the notes to our consolidated financial statements included herein.

(2)
The interest obligation for the Select credit facilities was calculated using the average interest rate of 4.9% for the Select term loan and 5.1% for the Select revolving facility at December 31, 2018. The interest obligation for the 6.375% senior notes was calculated using the stated interest rate and a weighted average interest rate of 4.0% was used for Select’s other debt obligations.

(3)
The interest obligation for the Concentra credit facilities was calculated using the average interest rate of 4.8% for the Concentra first lien term loan and 8.5% for the Concentra second lien term loan at December 31, 2018. The weighted average interest rate for Concentra’s other debt obligations was 7.0%.

(4)	Amounts represent purchase commitments that are not presented as construction contract commitments above. Our purchase obligations primarily relate to software licensing and support.

(5)
Amounts include the $63.0 million purchase price related to an asset purchase agreement (the “Asset Purchase Agreement”), executed on December 26, 2018, with Promise Hospital of Florida at the Villages, Inc., HLP Properties at the Villages, L.L.C., Promise Properties of Lee, Inc., Promise Hospital of Lee, Inc., Promise Hospital of Dade, Inc., and Promise Properties of Dade, Inc. (“Promise Healthcare”), pursuant to which we will purchase substantially all of the assets of certain of Promise Healthcare’s Florida hospitals. The purchase price is subject to certain adjustments.  The sale is subject to other conditions, including approval of the Asset Purchase Agreement by the Bankruptcy Court for the District of Delaware.

(6)	See Note 17 – Commitments and Contingencies of the notes to our consolidated financial statements included herein.

(7)
Workers’ compensation and professional malpractice liability insurance liabilities of $112.9 million, which are included as components of other non-current liabilities on the consolidated balance sheets, have been excluded from the table above as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Concentra Put Right
Pursuant to the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, WCAS and the other members of Concentra Group Holdings Parent and Dignity Health have separate put rights (each, a “Put Right”) with respect to their equity interests in Concentra Group Holdings Parent. If a Put Right is exercised by WCAS or Dignity Health, Select will be obligated to purchase up to 331/3% of the equity interests of Concentra Group Holdings Parent offered by WCAS, DHHC, or the other members, that such members owned as of February 1, 2018, at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or Dignity Health, which valuation will be based on certain precedent transactions using multiples of EBITDA (as defined in the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent) and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings’ common stock. WCAS and Dignity Health may first exercise their respective Put Right during a sixty-day period commencing February 1, 2020, and then may exercise their respective Put Right again annually during a sixty-day period in each calendar year thereafter. If WCAS exercises its Put Right, the other members of Concentra Group Holdings Parent, other than Dignity Health, may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Concentra Group Holdings Parent that such member owned as of the date of the Amended and Restated LLC Agreement, up to but not exceeding the percentage of equity interests owned by WCAS as of February 1, 2018 that WCAS has determined to sell to Select in the exercise of its Put Right.
Furthermore, WCAS, Dignity Health, and the other members of Concentra Group Holdings Parent have a put right with respect to their equity interest in Concentra Group Holdings Parent that may only be exercised in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and Dignity Health, and which results in change in the senior management of Select (an “SEM COC Put Right”). If an SEM COC Put Right is exercised by WCAS, Select will be obligated to purchase all (but not less than all) of the equity interests of WCAS and the other members of Concentra Group Holdings Parent (other than Dignity Health) offered by such members at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or Dignity Health, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Similarly, if an SEM COC Put Right is exercised by Dignity Health, Select will be obligated to purchase all (but not less than all) of the equity interests of Dignity Health at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or Dignity Health, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA.
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
We exclude the approximate amount that we may be required to pay to purchase these equity interests in Concentra Group Holdings Parent from the contractual obligations table above because of the uncertainty as to: (i) whether or not the Put Right, if exercisable, or the Call Right will actually be exercised; (ii) the dollar amounts that would be paid if the Put Right or Call Right is exercised; and (iii) the timing and form of consideration of any such payments.

Effects of Inflation and Changing Prices
We derive a substantial portion of our revenues from the Medicare program. We have been, and could be in the future, affected by the continuing efforts of governmental and private third-party payors to contain healthcare costs by limiting or reducing reimbursement payments.
Additionally, reimbursement payments under governmental and private third-party payor programs may not increase to sufficiently cover increasing costs. Medicare reimbursement in our critical illness recovery hospitals and rehabilitation hospitals is subject to fixed payments under the Medicare prospective payment systems. In accordance with Medicare laws, CMS makes annual adjustments to Medicare payments under what is commonly known as a “market basket update.” Generally, these rates are adjusted for inflation. However, these adjustments may not reflect the actual increase in the costs of providing healthcare services and may be reduced by CMS for other adjustments.
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
Recent Accounting Pronouncements
Refer to Note 1 – Organization and Significant Accounting Policies of the notes to our consolidated financial statements included herein for information regarding recent accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra credit facilities.
As of December 31, 2018, Select had outstanding borrowings under the Select credit facilities consisting of a $1,129.9 million Select term loan (excluding unamortized discounts and debt issuance costs of $19.0 million) and borrowings of $20.0 million (excluding letters of credit) under the Select revolving facility, which bear interest at variable rates.
As of December 31, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of the $1,414.2 million Concentra term loans (excluding unamortized discounts and debt issuance costs of $21.4 million), which bear interest at variable rates. Concentra did not have any borrowings under the Concentra revolving facility.
As of December 31, 2018, each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra’s variable rate debt by $6.4 million per annum.
Item 8.    Financial Statements and Supplementary Data.
See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2018 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra consummated the acquisition of U.S. HealthWorks. SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2018. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
As of December 31, 2018, the operations and related assets of U.S. HealthWorks are excluded from management’s assessment of internal control over financial reporting because it was acquired by Concentra during 2018. U.S. HealthWorks’ acquired assets (excluding its goodwill and intangible assets) represented less than 3% of our total assets as of December 31, 2018. U.S. HealthWorks’ net operating revenues represented less than 10% of our consolidated net operating revenues for the year ended December 31, 2018.
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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2018, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors,” “Election of Directors—Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for use in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2018. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
We have adopted a written code of business conduct and ethics, known as our Code of Conduct, which applies to all of our directors, officers, and employees, as well as a Code of Ethics applicable to our senior financial officers, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer. Our Code of Conduct and Code of Ethics for senior financial officers are available on our website, www.selectmedicalholdings.com. Our Code of Conduct and Code of Ethics for senior financial officers may also be obtained by contacting investor relations at (717) 972-1100. Any amendments to our Code of Conduct or Code of Ethics for senior financial officers or waivers from the provisions of the codes for our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer will be disclosed on our website promptly following the date of such amendment or waiver.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	105,000	$9.18	—	(1)
Select Medical Holdings Corporation 2011 Equity Incentive Plan	—	—	—	(2)
Director Equity Incentive Plan	—	—	—	(2)
Select Medical Holdings Corporation 2016 Equity Incentive Plan	—	—	3,184,185
Equity compensation plans not approved by security holders	—	—	—
_____________________________________________________________________________

(1)
In connection with the approval of the Select Medical Holdings Corporation 2011 Equity Incentive Plan, we no longer issue awards under the Select Medical Holdings Corporation 2005 Equity Incentive Plan.

(2)
In connection with the approval of the Select Medical Holdings Corporation 2016 Equity Incentive Plan, as amended, we no longer issue awards under the Select Medical Holdings 2011 Equity Incentive Plan and the Director Equity Incentive Plan.

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

a.	The following documents are filed as part of this report:

i.	Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

ii.	Financial Statement Schedule: See Schedule II—Valuation and Qualifying Accounts appearing on page F-57 of this report.

iii.	The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description
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

Number	Description
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

10.43
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

10.46
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

10.51
Office Lease Agreement, dated October 30, 2014, between Century Park Investments, L.P. and Select Medical Corporation, incorporated herein by reference to Exhibit 10.80 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.52
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

10.53
First Amendment to Lease Agreement, dated February 24, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.82 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 26, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.54
Second Amendment to the Lease Agreement, dated June 1, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.55
Third Amendment to the Lease Agreement, dated September 19, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.56
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

10.57
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

Number	Description
10.59
Select Medical Holdings Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 3, 2016 (Reg. No. 001-34465).

10.60
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2016 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.77 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 23, 2017 (Reg Nos. 001-34465 and 001-31441).

10.61
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

10.62
Change of Control Agreement, dated February 16, 2017, between Select Medical Corporation and John A. Saich, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed May 4, 2017 (Reg Nos. 001- 34465 and 001-31441).

10.63
Second Amendment to Lease Agreement, dated as of May 30, 2017, between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 3, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.64
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

10.65
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

10.66
Second Lien Credit Agreement, dated February 1, 2018, by and among Concentra Inc., Concentra Holdings, Inc., the Lenders party thereto and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 2, 2018 (Reg. Nos. 001-34465 and 001-31441).

10.67
Amendment No. 1, dated March 22, 2018, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed March 23, 2018 (Reg. Nos. 001-34465 and 001-31441).

10.68
Amendment No. 1, dated June 28, 2018, to the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, LLC, dated February 1, 2018, by and among Concentra Group Holdings Parent, LLC, Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Dignity Health Holding Corporation, Cressey & Company IV LP, and the other members named therein.

10.69
Amendment No. 2, dated October 26, 2018, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, incorporated herein by reference to Exhibit 10.1 of Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed October 31, 2018 (Reg. Nos. 001-34465 and 001-31441).

10.70
Amendment No. 4, dated October 26, 2018, to the First Lien Credit Agreement, dated as of June 1, 2015, among Concentra Holdings Inc., MJ Acquisition Corporation, Concentra Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, as amended by Amendment No. 1, dated as of September 26, 2016, Amendment No. 2, dated as of March 20, 2017 and Amendment No. 3, dated February 1, 2018, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed October 31, 2018 (Reg. Nos. 001-34465 and 001-31441).

10.71	Office Lease Agreement, dated as of October 24, 2018, between 207 Associates and Independence Avenue Investments, LLC and Select Medical Corporation.

Number	Description
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: February 21, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 21, 2019.

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
/s/ MARILYN B. TAVENNER Marilyn B. Tavenner Director

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Select Medical Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Select Medical Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of changes in equity and income, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers as of January 1, 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded U.S. HealthWorks from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded U.S. HealthWorks from our audit of internal control over financial reporting. U.S. HealthWorks is a joint-venture subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 21, 2019
We have served as the Company’s auditor since 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder
of Select Medical Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Select Medical Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, of changes in equity and income, and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2018 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers as of January 1, 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded U.S. HealthWorks from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded U.S. HealthWorks from our audit of internal control over financial reporting. U.S. HealthWorks is a joint-venture subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and 10%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 21, 2019
We have served as the Company’s auditor since 1999, which includes periods before the Company became subject to SEC reporting requirements.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2017	December 31, 2018	December 31, 2017	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$122,549	$175,178	$122,549	$175,178
Accounts receivable	691,732	706,676	691,732	706,676
Prepaid income taxes	31,387	20,539	31,387	20,539
Other current assets	75,158	90,131	75,158	90,131
Total Current Assets	920,826	992,524	920,826	992,524
Property and equipment, net	912,591	979,810	912,591	979,810
Goodwill	2,782,812	3,320,726	2,782,812	3,320,726
Identifiable intangible assets, net	326,519	437,693	326,519	437,693
Other assets	184,418	233,512	184,418	233,512
Total Assets	$5,127,166	$5,964,265	$5,127,166	$5,964,265
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$29,463	$25,083	$29,463	$25,083
Current portion of long-term debt and notes payable	22,187	43,865	22,187	43,865
Accounts payable	128,194	146,693	128,194	146,693
Accrued payroll	160,562	172,386	160,562	172,386
Accrued vacation	92,875	110,660	92,875	110,660
Accrued interest	19,885	12,137	19,885	12,137
Accrued other	143,166	190,691	143,166	190,691
Income taxes payable	9,071	3,671	9,071	3,671
Total Current Liabilities	605,403	705,186	605,403	705,186
Long-term debt, net of current portion	2,677,715	3,249,516	2,677,715	3,249,516
Non-current deferred tax liability	124,917	153,895	124,917	153,895
Other non-current liabilities	145,709	158,940	145,709	158,940
Total Liabilities	3,553,744	4,267,537	3,553,744	4,267,537
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	640,818	780,488	640,818	780,488
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 134,114,715 and 135,265,864 shares issued and outstanding at 2017 and 2018, respectively	134	135	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	463,499	482,556	947,370	970,156
Retained earnings (accumulated deficit)	359,735	320,351	(124,002)	(167,114)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	823,368	803,042	823,368	803,042
Non-controlling interests	109,236	113,198	109,236	113,198
Total Equity	932,604	916,240	932,604	916,240
Total Liabilities and Equity	$5,127,166	$5,964,265	$5,127,166	$5,964,265

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2016	2017	2018
Net operating revenues	$4,217,460	$4,365,245	$5,081,258
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	3,665,375	3,735,309	4,341,056
General and administrative	106,927	114,047	121,268
Depreciation and amortization	145,311	160,011	201,655
Total costs and expenses	3,917,613	4,009,367	4,663,979
Income from operations	299,847	355,878	417,279
Other income and expense:
Loss on early retirement of debt	(11,626)	(19,719)	(14,155)
Equity in earnings of unconsolidated subsidiaries	19,943	21,054	21,905
Non-operating gain (loss)	42,651	(49)	9,016
Interest expense	(170,081)	(154,703)	(198,493)
Income before income taxes	180,734	202,461	235,552
Income tax expense (benefit)	55,464	(18,184)	58,610
Net income	125,270	220,645	176,942
Less: Net income attributable to non-controlling interests	9,859	43,461	39,102
Net income attributable to Select Medical Holdings Corporation	$115,411	$177,184	$137,840
Earnings per common share (Note 16):
Basic	$0.88	$1.33	$1.02
Diluted	$0.87	$1.33	$1.02

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Operations and Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2016	2017	2018
Net operating revenues	$4,217,460	$4,365,245	$5,081,258
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	3,665,375	3,735,309	4,341,056
General and administrative	106,927	114,047	121,268
Depreciation and amortization	145,311	160,011	201,655
Total costs and expenses	3,917,613	4,009,367	4,663,979
Income from operations	299,847	355,878	417,279
Other income and expense:
Loss on early retirement of debt	(11,626)	(19,719)	(14,155)
Equity in earnings of unconsolidated subsidiaries	19,943	21,054	21,905
Non-operating gain (loss)	42,651	(49)	9,016
Interest expense	(170,081)	(154,703)	(198,493)
Income before income taxes	180,734	202,461	235,552
Income tax expense (benefit)	55,464	(18,184)	58,610
Net income	125,270	220,645	176,942
Less: Net income attributable to non-controlling interests	9,859	43,461	39,102
Net income attributable to Select Medical Corporation	$115,411	$177,184	$137,840

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

		Select Medical Holdings Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$238,221	131,283	$131	$424,506	$434,616	$859,253	$49,264	$908,517
Net income attributable to Select Medical Holdings Corporation					115,411	115,411		115,411
Net income (loss) attributable to non-controlling interests	12,479					—	(2,620)	(2,620)
Issuance of restricted stock		1,426	1	(1)		—		—
Forfeitures of unvested restricted stock		(82)	0	0		—		—
Vesting of restricted stock				16,640		16,640		16,640
Repurchase of common shares		(232)	0	(1,333)	(1,596)	(2,929)		(2,929)
Stock option expense				4		4		4
Exercise of stock options		202	0	1,672		1,672		1,672
Issuance of non-controlling interests				2,377		2,377	47,801	50,178
Acquired non-controlling interests						—	2,514	2,514
Distributions to and purchases of non-controlling interests	(5,984)			75	579	654	(7,324)	(6,670)
Redemption adjustment on non-controlling interests	177,216				(177,216)	(177,216)		(177,216)
Other	227			(32)	(109)	(141)	541	400
Balance at December 31, 2016	$422,159	132,597	$132	$443,908	$371,685	$815,725	$90,176	$905,901
Net income attributable to Select Medical Holdings Corporation					177,184	177,184		177,184
Net income attributable to non-controlling interests	35,639					—	7,822	7,822
Issuance of restricted stock		1,598	2	(2)		—		—
Forfeitures of unvested restricted stock		(27)	0	0		—		—
Vesting of restricted stock				18,291		18,291		18,291
Repurchase of common shares		(280)	0	(2,666)	(2,087)	(4,753)		(4,753)
Exercise of stock options		227	0	2,017		2,017		2,017
Issuance of non-controlling interests				1,951		1,951	16,329	18,280
Distributions to and purchases of non-controlling interests	(5,334)				7	7	(5,293)	(5,286)
Redemption adjustment on non-controlling interests	187,506				(187,506)	(187,506)		(187,506)
Other	848				452	452	202	654
Balance at December 31, 2017	$640,818	134,115	$134	$463,499	$359,735	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation					137,840	137,840		137,840
Net income attributable to non-controlling interests	27,775					—	11,327	11,327
Issuance of restricted stock		1,491	1	(1)		—		—
Forfeitures of unvested restricted stock		(168)	0	0		—		—
Vesting of restricted stock				20,443		20,443		20,443
Repurchase of common shares		(357)	0	(3,728)	(3,109)	(6,837)		(6,837)
Exercise of stock options		185	0	1,722		1,722		1,722
Issuance and exchange of non-controlling interests	163,659			1,553	74,341	75,894	1,921	77,815
Distributions to and purchases of non-controlling interests	(217,570)			(932)	(83,617)	(84,549)	(10,839)	(95,388)
Redemption adjustment on non-controlling interests	164,476				(164,476)	(164,476)		(164,476)
Other	1,330				(363)	(363)	1,553	1,190
Balance at December 31, 2018	$780,488	135,266	$135	$482,556	$320,351	$803,042	$113,198	$916,240

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

		Select Medical Corporation Stockholders
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2015	$238,221	0	$0	$904,375	$(45,122)	$859,253	$49,264	$908,517
Net income attributable to Select Medical Corporation					115,411	115,411		115,411
Net income (loss) attributable to non-controlling interests	12,479					—	(2,620)	(2,620)
Additional investment by Holdings				1,672		1,672		1,672
Dividends declared and paid to Holdings					(2,929)	(2,929)		(2,929)
Contribution related to restricted stock award and stock option issuances by Holdings				16,644		16,644		16,644
Issuance of non-controlling interests				2,377		2,377	47,801	50,178
Acquired non-controlling interests						—	2,514	2,514
Distributions to and purchases of non-controlling interests	(5,984)			75	579	654	(7,324)	(6,670)
Redemption adjustment on non-controlling interests	177,216				(177,216)	(177,216)		(177,216)
Other	227			(32)	(109)	(141)	541	400
Balance at December 31, 2016	$422,159	0	$0	$925,111	$(109,386)	$815,725	$90,176	$905,901
Net income attributable to Select Medical Corporation					177,184	177,184		177,184
Net income attributable to non-controlling interests	35,639					—	7,822	7,822
Additional investment by Holdings				2,017		2,017		2,017
Dividends declared and paid to Holdings					(4,753)	(4,753)		(4,753)
Contribution related to restricted stock award issuances by Holdings				18,291		18,291		18,291
Issuance of non-controlling interests				1,951		1,951	16,329	18,280
Distributions to and purchases of non-controlling interests	(5,334)				7	7	(5,293)	(5,286)
Redemption adjustment on non-controlling interests	187,506				(187,506)	(187,506)		(187,506)
Other	848				452	452	202	654
Balance at December 31, 2017	$640,818	0	$0	$947,370	$(124,002)	$823,368	$109,236	$932,604
Net income attributable to Select Medical Corporation					137,840	137,840		137,840
Net income attributable to non-controlling interests	27,775					—	11,327	11,327
Additional investment by Holdings				1,722		1,722		1,722
Dividends declared and paid to Holdings					(6,837)	(6,837)		(6,837)
Contribution related to restricted stock award issuances by Holdings				20,443		20,443		20,443
Issuance and exchange of non-controlling interests	163,659			1,553	74,341	75,894	1,921	77,815
Distributions to and purchases of non-controlling interests	(217,570)			(932)	(83,617)	(84,549)	(10,839)	(95,388)
Redemption adjustment on non-controlling interests	164,476				(164,476)	(164,476)		(164,476)
Other	1,330				(363)	(363)	1,553	1,190
Balance at December 31, 2018	$780,488	0	$0	$970,156	$(167,114)	$803,042	$113,198	$916,240

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2016	2017	2018
Operating activities
Net income	$125,270	$220,645	$176,942
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	20,476	20,006	15,721
Depreciation and amortization	145,311	160,011	201,655
Provision for bad debts	532	1,133	(103)
Equity in earnings of unconsolidated subsidiaries	(19,943)	(21,054)	(21,905)
Loss on extinguishment of debt	11,626	6,527	2,999
Gain on sale of assets and businesses	(46,488)	(10,349)	(9,168)
Gain on sale of equity investment	(2,779)	—	—
Impairment of equity investment	5,339	—	—
Stock compensation expense	17,413	19,284	23,326
Amortization of debt discount, premium and issuance costs	15,656	11,130	13,112
Deferred income taxes	(12,591)	(72,324)	7,217
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	29,241	(118,833)	54,575
Other current assets	17,450	1,597	(4,152)
Other assets	9,290	(886)	7,857
Accounts payable	(15,492)	3,903	(1,778)
Accrued expenses	46,292	17,341	27,896
Net cash provided by operating activities	346,603	238,131	494,194
Investing activities
Business combinations, net of cash acquired	(472,206)	(27,390)	(523,134)
Purchases of property and equipment	(161,633)	(233,243)	(167,281)
Investment in businesses	(4,723)	(12,682)	(13,482)
Proceeds from sale of assets and businesses	80,463	80,350	6,760
Proceeds from sale of equity investment	3,779	—	—
Net cash used in investing activities	(554,320)	(192,965)	(697,137)
Financing activities
Borrowings on revolving facilities	575,000	970,000	595,000
Payments on revolving facilities	(655,000)	(960,000)	(805,000)
Proceeds from term loans	795,344	1,139,487	779,823
Payments on term loans	(438,034)	(1,179,442)	(11,500)
Revolving facility debt issuance costs	—	(4,392)	(1,639)
Borrowings of other debt	27,721	46,621	42,218
Principal payments on other debt	(21,401)	(20,647)	(25,242)
Repurchase of common stock	(2,929)	(4,753)	(6,837)
Proceeds from exercise of stock options	1,672	2,017	1,722
Increase (decrease) in overdrafts	10,746	(9,899)	(4,380)
Proceeds from issuance of non-controlling interests	11,846	9,982	2,926
Distributions to and purchases of non-controlling interests	(12,654)	(10,620)	(311,519)
Net cash provided by (used in) financing activities	292,311	(21,646)	255,572
Net increase in cash and cash equivalents	84,594	23,520	52,629
Cash and cash equivalents at beginning of period	14,435	99,029	122,549
Cash and cash equivalents at end of period	$99,029	$122,549	$175,178
Supplemental information:
Cash paid for interest	$142,640	$149,156	$193,406
Cash paid for taxes	70,756	64,991	48,153
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$32,861	$30,043	$29,134
Non-cash equity exchange for acquisition of U.S. HealthWorks	—	—	238,000

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2016	2017	2018
Operating activities
Net income	$125,270	$220,645	$176,942
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	20,476	20,006	15,721
Depreciation and amortization	145,311	160,011	201,655
Provision for bad debts	532	1,133	(103)
Equity in earnings of unconsolidated subsidiaries	(19,943)	(21,054)	(21,905)
Loss on extinguishment of debt	11,626	6,527	2,999
Gain on sale of assets and businesses	(46,488)	(10,349)	(9,168)
Gain on sale of equity investment	(2,779)	—	—
Impairment of equity investment	5,339	—	—
Stock compensation expense	17,413	19,284	23,326
Amortization of debt discount, premium and issuance costs	15,656	11,130	13,112
Deferred income taxes	(12,591)	(72,324)	7,217
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	29,241	(118,833)	54,575
Other current assets	17,450	1,597	(4,152)
Other assets	9,290	(886)	7,857
Accounts payable	(15,492)	3,903	(1,778)
Accrued expenses	46,292	17,341	27,896
Net cash provided by operating activities	346,603	238,131	494,194
Investing activities
Business combinations, net of cash acquired	(472,206)	(27,390)	(523,134)
Purchases of property and equipment	(161,633)	(233,243)	(167,281)
Investment in businesses	(4,723)	(12,682)	(13,482)
Proceeds from sale of assets and businesses	80,463	80,350	6,760
Proceeds from sale of equity investment	3,779	—	—
Net cash used in investing activities	(554,320)	(192,965)	(697,137)
Financing activities
Borrowings on revolving facilities	575,000	970,000	595,000
Payments on revolving facilities	(655,000)	(960,000)	(805,000)
Proceeds from term loans	795,344	1,139,487	779,823
Payments on term loans	(438,034)	(1,179,442)	(11,500)
Revolving facility debt issuance costs	—	(4,392)	(1,639)
Borrowings of other debt	27,721	46,621	42,218
Principal payments on other debt	(21,401)	(20,647)	(25,242)
Dividends paid to Holdings	(2,929)	(4,753)	(6,837)
Equity investment by Holdings	1,672	2,017	1,722
Increase (decrease) in overdrafts	10,746	(9,899)	(4,380)
Proceeds from issuance of non-controlling interests	11,846	9,982	2,926
Distributions to and purchases of non-controlling interests	(12,654)	(10,620)	(311,519)
Net cash provided by (used in) financing activities	292,311	(21,646)	255,572
Net increase in cash and cash equivalents	84,594	23,520	52,629
Cash and cash equivalents at beginning of period	14,435	99,029	122,549
Cash and cash equivalents at end of period	$99,029	$122,549	$175,178
Supplemental information:
Cash paid for interest	$142,640	$149,156	$193,406
Cash paid for taxes	70,756	64,991	48,153
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$32,861	$30,043	$29,134
Non-cash equity exchange for acquisition of U.S. HealthWorks	—	—	238,000

The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies
Business Description
Select Medical Corporation (“Select”) was formed in December 1996 and commenced operations during February 1997. Select Medical Holdings Corporation (“Holdings”) was formed in October 2004 and on February 24, 2005, Select merged with a subsidiary of Holdings, which resulted in Select becoming a wholly owned subsidiary of Holdings. On September 30, 2009, Holdings completed its initial public offering of common stock. Holdings and Select and their subsidiaries are collectively referred to as the “Company.” The consolidated financial statements of Holdings include the accounts of its wholly owned subsidiary Select. Holdings conducts its business through Select and its subsidiaries.
The Company is, based on number of facilities, one of the largest operators of critical illness recovery hospitals (previously referred to as long term acute care hospitals), rehabilitation hospitals (previously referred to as inpatient rehabilitation facilities), outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2018, the Company had operations in 47 states and the District of Columbia. As of December 31, 2018, the Company operated 96 critical illness recovery hospitals, 26 rehabilitation hospitals, and 1,662 outpatient rehabilitation clinics. As of December 31, 2018, Concentra, a joint venture subsidiary, operated 524 occupational health centers. Concentra also operated 124 onsite clinics at employer worksites and 31 Department of Veterans Affairs CBOCs.
The Company is managed through four business segments: the critical illness recovery hospital segment (previously referred to as the long term acute care segment), the rehabilitation hospital segment (previously referred to as the inpatient rehabilitation segment), the outpatient rehabilitation segment, and the Concentra segment. The Company’s critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and the rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to the Company’s critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. The Company’s outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. The Company’s Concentra segment consists of occupational health centers and contract services provided at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”) that deliver occupational medicine, physical therapy, veteran’s healthcare, and consumer health services.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including disclosure of contingencies, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to: amounts realizable for services performed, estimated useful lives of assets, the valuation of intangible assets, amounts payable for self-insured losses, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. The Company’s management evaluates and updates assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the subsidiaries, limited liability companies, and limited partnerships in which the Company has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Significant Accounting Policies (Continued)

Non-Controlling Interests
The ownership interests held by outside parties in subsidiaries, limited liability companies and limited partnerships controlled by the Company are classified as non-controlling interests. Net income or loss is attributed to the Company’s non-controlling interests in accordance with Accounting Standards Codification (“ASC”) Topic 810, Consolidation. Some of the Company’s non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and have been adjusted to their approximate redemption values, after the attribution of net income or loss, in accordance with ASC Topic 480, Distinguishing liabilities from equity.
The Company’s redeemable non-controlling interest is comprised primarily of the Class A interests owned by outside members of Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”), each which have put rights with respect to their interests in Concentra Group Holdings Parent. The redemption value of these interests is approximately $613.3 million and $750.6 million as of December 31, 2017 and 2018, respectively.
Earnings per Share
The Company’s capital structure includes common stock and unvested restricted stock awards. To compute earnings per share (“EPS”), the Company applies the two-class method because the Company’s unvested restricted stock awards are participating securities which are entitled to participate equally with the Company’s common stock in undistributed earnings. Application of the Company’s two-class method is as follows:

(i)	Net income attributable to the Company is reduced by the amount of dividends declared and the contractual amount of dividends in the current period for each class of stock, if any.

(ii)
The remaining undistributed net income of the Company is then equally allocated to its common stock and unvested restricted stock awards, as if all of the earnings for the period had been distributed. The total net income allocated to each security is determined by adding both distributed and undistributed net income for the period.

(i)
The net income allocated to each security is then divided by the weighted average number of outstanding shares for the period to which the earnings are allocated to determine the EPS for each security considered in the two-class method.

Segment Reporting
The Company identifies its operating segments according to how the chief operating decision maker evaluates financial performance and allocates resources. Prior to 2017, the Company’s reportable segments were specialty hospitals, outpatient rehabilitation, and Concentra. During the year ended December 31, 2017, the Company changed its internal segment reporting structure to reflect how the Company now manages its business operations, reviews operating performance, and allocates resources. The Company’s reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. Prior year results presented herein conform to the current reportable segment structure.
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

Accounts Receivable
Substantially all of the Company’s accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers’ compensation and employer programs. The Company reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to its patients, which is estimated using contractual provisions associated with specific payors, historical reimbursement rates, and an analysis of past experience to estimate potential adjustments. The Company writes-off amounts that have been deemed to be uncollectible because of circumstances that affect the ability of payors to make payments as they occur.
Credit Risk and Payor Concentrations
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash balances and trade receivables. The Company’s excess cash is held with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. The Company’s general policy is to verify insurance coverage prior to the date of admission for patients admitted to the Company’s critical illness recovery hospitals and rehabilitation hospitals. Within the Company’s outpatient rehabilitation clinics, the Company verifies insurance coverage prior to the patient’s visit.  Within the Company’s Concentra centers, the Company verifies insurance coverage or receives authorization from the patient’s employer prior to the patient’s visit.
Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only significant concentration of credit risk. Approximately 27% and 16% of the Company’s accounts receivable are from Medicare at December 31, 2017 and 2018, respectively. The Company’s primary collection risks relate to non-governmental payors and deductibles, co-payments, and amounts owed by the patient. Deductibles, co-payments, and self-insured amounts owed by the patient are an immaterial portion of the Company’s accounts receivable balance. Approximately 0.3% of the Company’s accounts receivable were from deductibles, co-payments, and self-insured amounts owed by patients at both December 31, 2017 and 2018.
A significant portion of the Company’s net operating revenues are generated directly from the Medicare program. Net operating revenues generated directly from the Medicare program represented approximately 30%, 30%, and 27% of the Company’s total net operating revenues for the years ended December 31, 2016, 2017, and 2018, respectively. As a provider of services under the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s critical illness recovery hospitals, rehabilitation hospitals, or outpatient rehabilitation clinics to comply with Medicare regulations can result in significant changes in the net operating revenues generated from the Medicare program.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, and indebtedness. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturity of these instruments. The principal outstanding, carrying values, and fair values of the Company’s indebtedness are presented in Note 9.

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

Land improvements	2 – 25 years
Leasehold improvements	1 – 15 years
Buildings	40 years
Building improvements	5 – 30 years
Furniture and equipment	1 – 20 years

The Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable. If it is determined that a long-lived asset or asset group is not recoverable, an impairment charge is recognized based on the excess of the carrying amount of the long-lived asset or asset group over its fair value.
Intangible Assets
Goodwill and indefinite-lived identifiable intangible assets
Goodwill and other indefinite-lived intangible assets are recognized primarily as the result of business combinations. Goodwill is assigned to reporting units based upon the specific nature of the business acquired. When a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. When we dispose of a business, goodwill is allocated to the gain or loss on disposition using the relative fair value methodology.
Goodwill and other indefinite-lived intangible assets are not amortized, but instead are subject to periodic impairment evaluations. Impairment tests are required to be conducted at least annually or when events or conditions occur that might suggest a possible impairment. These events or conditions include, but are not limited to: a significant adverse change in the business environment, regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit. The occurrence of one of these events or conditions could significantly impact an impairment assessment, necessitating an impairment charge.
The Company may first assess qualitatively if it can conclude whether goodwill is more likely than not impaired. If goodwill is more likely than not impaired, the Company is then required to complete a quantitative analysis of whether a reporting unit’s fair value is less than its carrying amount. In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company considers relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. The Company considers both the income and market approach in determining the fair value of its reporting units when performing a quantitative analysis.
At December 31, 2018, the Company’s other indefinite-lived intangible assets consist of certain trademarks, certificates of need, and accreditations. To determine the fair value of the trademark, the Company uses a relief from royalty income approach. For the Company’s certificates of need and accreditations, the Company performs qualitative assessments. As part of these assessments, the Company evaluates the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, the Company performs a quantitative impairment test.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Significant Accounting Policies (Continued)

The Company’s most recent impairment assessments were completed during the fourth quarter of 2018 utilizing information as of October 1, 2018. The Company did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets as of October 1, 2018.
Finite-lived identifiable intangible assets
At December 31, 2018, the Company’s finite-lived intangible assets consist of certain trademarks, customer relationships, non-compete agreements, and leasehold interests. Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are consumed or otherwise depleted. If such a pattern cannot be reliably determined, finite-lived intangible assets are amortized on a straight-line basis over their estimated lives. Management believes that the below estimated useful lives are reasonable based on the economic factors applicable to each class of finite-lived intangible asset.

Customer relationships	5 – 17 years
Non-compete agreements	1 – 15 years
Leasehold interests	1 – 15 years
Trademarks	1 year

The Company reviews the realizability of finite-lived intangible assets whenever events or circumstances occur which indicate recorded amounts may not be recoverable. If the expected undiscounted future cash flows are less than the carrying amount of such assets, the Company recognizes an impairment loss to the extent the carrying amount of the assets exceeds their estimated fair value.
Equity Method Investments
The Company applies the equity method of accounting for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not possess a controlling financial interest in the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed the carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the investee subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company evaluates its equity method investments for impairment when there is evidence or indicators that a loss in value may be other than temporary.

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements. Deferred tax assets and liabilities are determined on the basis of the differences between the book and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also recognizes the future tax benefits from net operating loss carryforwards as deferred tax assets. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company evaluates the realizability of deferred tax assets and reduces those assets using a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Among the factors used to assess the likelihood of realization are projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits.
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

Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. The Company also records insurance proceeds receivable for liabilities which exceed the Company’s deductibles and self-insured retention limits and are recoverable through insurance policies.
Revenue Recognition
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
Non-Medicare: The Company is reimbursed for healthcare services provided from various other payor sources which include insurance companies, state Medicaid programs, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients. The Company is reimbursed by these payors using a variety of payment methodologies and the amounts the Company receives are generally less than the standard billing rates.
In the critical illness recovery hospital and rehabilitation hospital segments, the Company recognizes revenue based on known contractual provisions associated with the specific payor or, where the Company has a relatively homogeneous patient population, the Company will monitor individual payors’ historical reimbursement rates to derive a per diem rate which is used to determine the amount of revenue to be recognized for services rendered. In the outpatient rehabilitation and Concentra segments, the Company recognizes revenue from payors based on known contractual provisions, negotiated amounts, or usual and customary amounts associated with the specific payor or based on the service provided. The Company performs provision testing, using internally developed systems, whereby the Company monitors historical reimbursement rates and compares them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is utilized to determine the amount of revenue to be recognized for services rendered.
The Company is subject to potential retrospective adjustments to net operating revenues in future periods for administrative matters and other price concessions. These adjustments, which are estimated based on an analysis of historical experience by payor source, are accounted for as a constraint to the amount of revenue recognized by the Company in the period services are rendered.
Other Revenues
The Company recognizes revenue for services provided to healthcare institutions, principally for providing management and employee leasing services, under contractual arrangements with related parties affiliated with the Company and with other non-affiliated healthcare institutions. Revenue is recognized when the obligations under the terms of the contract are satisfied. Revenues from these services are measured as the amount of consideration the Company expects to receive for those services.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements
Lease Accounting
Beginning in February 2016, the Financial Accounting Standards Board (the “FASB”) issued several Accounting Standards Updates (“ASU”) which established Topic 842, Leases (“Topic 842”). Topic 842 includes a lessee accounting model that recognizes two types of leases: finance and operating. This standard requires that a lessee recognize on the balance sheet right-of-use assets and lease liabilities for all leases with lease terms of more than twelve months. For income statement purposes, the FASB retained the dual model, requiring leases to be classified as either operating or finance. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend on its classification as a finance or operating lease.
The standard provides a number of optional practical expedients in transition. The Company will elect the package of practical expedients, which permits the Company not to reassess under Topic 842 the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The Company will not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The Company will elect the short-term lease recognition exemption for its equipment leases. Consequently, the Company will not recognize right-of-use assets or lease liabilities for these leases which have terms of less than twelve months. The Company will also elect the practical expedient to not separate lease and non-lease components for all of its leases.
The Company will implement the standard using a modified retrospective approach with a cumulative-effect adjustment as of January 1, 2019. Prior comparative periods will not be adjusted under this approach. The adoption of the standard will have a material impact on the Company’s consolidated balance sheets, as the Company will recognize right-of-use assets and lease liabilities for its operating leases. The adoption of this standard will not have a material impact on the Company’s consolidated statements of operations and comprehensive income. The Company will not recognize a cumulative-effect adjustment to retained earnings upon adoption. The Company’s accounting for its finance leases, formerly referred to as capital leases, will remain substantially unchanged.
The Company has validated the accuracy and completeness of its lease data and has implemented a new technology platform to account for leases under Topic 842. The Company’s remaining implementation efforts are focused on testing the technology platform and designing disclosure processes and related controls.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. The current standard delays the recognition of a credit loss on a financial asset until the loss is probable of occurring. The new standard removes the requirement that a credit loss be probable of occurring for it to be recognized and requires entities to use historical experience, current conditions, and reasonable and supportable forecasts to estimate their future expected credit losses. The Company’s accounts receivable derived from contracts with customers will be subject to ASU 2016-13.

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

Recently Adopted Accounting Pronouncements
Revenue from Contracts with Customers
On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers using the full retrospective transition method. Adoption of the revenue recognition standard impacted the Company’s reported results as follows:

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2017
	As Reported	As Adjusted(1)	Adoption Impact	As Reported	As Adjusted(1)	Adoption Impact
	(in thousands)
Consolidated Statements of Operations and Comprehensive Income
Net operating revenues	$4,286,021	$4,217,460	$(68,561)	$4,443,603	$4,365,245	$(78,358)
Bad debt expense	69,093	532	(68,561)	79,491	1,133	(78,358)
____________________________________________________________

(1)	Bad debt expense is now included in cost of services on the consolidated statements of operations and comprehensive income.

	For the Year Ended December 31, 2016			For the Year Ended December 31, 2017
	As Reported	As Adjusted	Adoption Impact	As Reported	As Adjusted	Adoption Impact
	(in thousands)
Consolidated Statements of Cash Flows
Provision for bad debts	$69,093	$532	$(68,561)	$79,491	$1,133	$(78,358)
Changes in accounts receivable	(39,320)	29,241	68,561	(197,191)	(118,833)	78,358

	December 31, 2017
	As Reported	As Adjusted	Adoption Impact
	(in thousands)
Consolidated Balance Sheets
Accounts receivable	$767,276	$691,732	$(75,544)
Allowance for doubtful accounts	75,544	—	(75,544)
Accounts receivable	$691,732	$691,732	$—

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Acquisitions
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, Inc. (“U.S. HealthWorks”), an occupational medicine and urgent care provider, pursuant to the terms of an Equity Purchase and Contribution Agreement (the “Purchase Agreement”) dated as of October 22, 2017, by and among Concentra, U.S. HealthWorks, Concentra Group Holdings, LLC (“Concentra Group Holdings”), Concentra Group Holdings Parent, and Dignity Health Holding Corporation (“DHHC”). For the years ended December 31, 2017 and 2018, the Company recognized $2.8 million and $2.9 million of U.S. HealthWorks acquisition costs, respectively, which are included in general and administrative expense.
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
Concentra acquired U.S. HealthWorks for $753.6 million. DHHC, a subsidiary of Dignity Health, was issued a 20.0% equity interest in Concentra Group Holdings Parent, which was valued at $238.0 million. The remainder of the purchase price was paid in cash. Select retained a majority voting interest in Concentra Group Holdings Parent following the closing of the transaction.
For the U.S. HealthWorks acquisition, the Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values in accordance with the provisions of ASC Topic 805, Business Combinations. During the year ended December 31, 2018, the Company finalized the purchase accounting related to this acquisition.
The following table reconciles the fair values of identifiable net assets and goodwill to the consideration given for the acquired business (in thousands):

Accounts receivable	$68,934
Other current assets	10,810
Property and equipment	69,712
Identifiable intangible assets	140,406
Other assets	25,435
Goodwill	540,067
Total assets	855,364
Accounts payable and other current liabilities	49,925
Deferred income taxes and other long-term liabilities	51,851
Total liabilities	101,776
Consideration given	$753,588

The fair values assigned to tangible assets were derived using a combination of the market and cost approaches. Significant judgments used in valuing tangible assets include estimated reproduction or replacement cost, useful lives of assets, and estimated selling prices. The fair values assigned to identifiable intangible assets were determined through the use of the income and cost approaches. Both valuation methods rely on management judgment including expected future cash flows, customer attrition rates, contributory effects of other assets utilized in the business, peer group cost of capital and royalty rates, and other factors. Useful lives for identifiable intangible assets were determined based upon the remaining useful economic lives of the identifiable intangible assets that are expected to contribute directly or indirectly to future cash flows.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Acquisitions (Continued)

	Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Customer relationships	$135,000	15 years
Trademark	5,000	1 year
Favorable leasehold interests	406	2.9 years
Identifiable intangible assets	$140,406

The customer relationships and trademarks are being amortized on a straight-line basis over their expected useful lives. Favorable leasehold interests are being amortized over their remaining lease terms at the time of acquisition.
Goodwill of $540.1 million was recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill was derived from U.S. HealthWorks’ future earnings potential and its assembled workforce. Goodwill was assigned to the Concentra reporting unit and is not deductible for tax purposes. However, prior to its acquisition by the Company, U.S. HealthWorks completed certain acquisitions that resulted in tax deductible goodwill with an estimated value of $83.1 million, which the Company will deduct through 2032.
U.S. HealthWorks contributed net operating revenues of $488.8 million for the year ended December 31, 2018, which is reflected in the Company’s consolidated statements of operations and comprehensive income. Due to the integrated nature of the Company’s operations, it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.
Physiotherapy Acquisition
On March 4, 2016, Select acquired all of the issued and outstanding equity securities of Physiotherapy Associates Holdings, Inc. (“Physiotherapy”) for $406.3 million, net of $12.3 million of cash acquired. Physiotherapy is a national provider of outpatient physical rehabilitation care offering a wide range of services, including general orthopedics, spinal care, and neurological rehabilitation, as well as orthotics and prosthetics services. For the year ended December 31, 2016, $3.2 million of Physiotherapy acquisition costs were recognized in general and administrative expense.
During the year ended December 31, 2016, the Company finalized the accounting for identifiable intangible assets, fixed assets, non-controlling interests, and certain pre-acquisition contingencies. During the quarter ended March 31, 2017, the Company completed the accounting for certain deferred tax matters.
The following table reconciles the fair values of identifiable net assets and goodwill to the consideration given for the acquired business (in thousands):

Cash and cash equivalents	$12,340
Identifiable tangible assets, excluding cash and cash equivalents	87,832
Identifiable intangible assets	32,484
Goodwill	343,187
Total assets	475,843
Total liabilities	54,685
Acquired non-controlling interests	2,514
Net assets acquired	418,644
Less: Cash and cash equivalents acquired	(12,340)
Net cash paid	$406,304

Goodwill of $343.2 million was recognized in the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill was derived from Physiotherapy’s future earnings potential and its assembled workforce. Goodwill was assigned to the outpatient rehabilitation reporting unit and is not deductible for tax purposes. However, prior to its acquisition by the Company, Physiotherapy completed certain acquisitions that resulted in tax deductible goodwill with an estimated value of $8.8 million, which the Company will deduct through 2030.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Acquisitions (Continued)

Due to the integration of Physiotherapy into the Company’s outpatient rehabilitation operations, it is not practicable to separately identify net operating revenues and earnings of Physiotherapy on a stand-alone basis.
Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisitions of Physiotherapy and U.S. HealthWorks occurred January 1, 2015 and 2017, respectively. These results are not necessarily indicative of the results of future operations nor of the results that would have occurred had the acquisitions been consummated on the aforementioned dates.

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands, except per share amounts)
Net operating revenues	$4,339,551	$4,903,612	$5,128,838
Net income attributable to the Company	113,590	170,689	140,488

The Company's pro forma results were adjusted to recognize Physiotherapy and U.S. Healthworks acquisition costs as of January 1, 2015 and 2017, respectively. Accordingly, for the year ended December 31, 2016, pro forma results were adjusted to exclude $3.2 million of Physiotherapy acquisition costs. For the year ended December 31, 2017, pro forma results were adjusted to include approximately $2.9 million of U.S. HealthWorks acquisition costs. These acquisition costs were excluded from the pro forma results for the year ended December 31, 2018.

3.	Variable Interest Entities
Concentra does not own many of its medical practices, as certain states prohibit the “corporate practice of medicine,” which restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. In states which prohibit the corporate practice of medicine, Concentra typically enters into long-term management agreements with professional corporations or associations that are owned by licensed physicians, which, in turn, employ or contract with physicians who provide professional medical services in its occupational health centers.
The management agreements have terms that provide for Concentra to conduct, supervise, and manage the day-to-day non-medical operations of the occupational health centers and provide all management and administrative services. Concentra receives a management fee for these services, which is based, in part, on the performance of the professional corporation or association. Additionally, the outstanding voting equity interests of the professional corporations or associations are typically owned by licensed physicians appointed at Concentra’s discretion. Concentra has the ability to direct the transfer of ownership of the professional corporation or association to a new licensed physician at any time.
Based on the provisions of these agreements, the Company has determined that it has the ability to direct the activities which most significantly impact the performance of these professional corporations and associations and have an obligation to absorb losses or receive benefits which could potentially be significant to the professional corporations and associations. Accordingly, the professional corporations and associations are variable interest entities for which the Company is the primary beneficiary.
As of December 31, 2017 and 2018, the total assets of the Company's variable interest entities were $108.2 million and $166.2 million, respectively, which is comprised principally of accounts receivable. As of December 31, 2017 and 2018, the total liabilities of the Company's variable interest entities were $105.7 million and $164.4 million, respectively, which is comprised principally of accounts payable, accrued expenses, and obligations payable for services received under the aforementioned management agreements.

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
The Company recognized a non-operating gain of $8.6 million resulting from the sale of businesses during the year ended December 31, 2018. The non-operating gain was comprised of $7.0 million resulting from the sale of 41 wholly owned outpatient rehabilitation clinics to entities the Company holds as equity method investments and $1.6 million related to additional proceeds received during 2018 from the sale of the Company’s contract therapy businesses, as described above.

5.	Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2017	2018
	(in thousands)
Land	$77,077	$87,358
Leasehold improvements	420,632	498,520
Buildings	414,704	481,375
Furniture and equipment	517,912	609,805
Construction-in-progress	112,930	67,333
Total property and equipment	1,543,255	1,744,391
Accumulated depreciation	(630,664)	(764,581)
Property and equipment, net	$912,591	$979,810
Depreciation expense was $129.0 million, $142.6 million, and $171.7 million for the years ended December 31, 2016, 2017, and 2018, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2017 and 2018:

	Critical Illness Recovery Hospital(1)	Rehabilitation Hospital(1)	Specialty Hospitals	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of January 1, 2017	$—	$—	$1,447,406	$643,557	$660,037	$2,751,000
Acquired	—	12,887	797	3,797	14,505	31,986
Measurement period adjustment	—	—	(342)	168	—	(174)
Reorganization of reporting units	1,045,220	402,641	(1,447,861)	—	—	—
Balance as of December 31, 2017	$1,045,220	$415,528	$—	$647,522	$674,542	$2,782,812
Acquired	—	1,118	—	4,309	537,424	542,851
Measurement period adjustment	—	—	—	—	4,472	4,472
Sold	—	—	—	(9,409)	—	(9,409)
Balance as of December 31, 2018	$1,045,220	$416,646	$—	$642,422	$1,216,438	$3,320,726
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

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2017			2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	19,155	—	19,155	19,174	—	19,174
Accreditations	1,895	—	1,895	1,857	—	1,857
Finite-lived intangible assets:
Trademarks	—	—	—	5,000	(4,583)	417
Customer relationships	143,953	(38,281)	105,672	280,710	(61,900)	218,810
Favorable leasehold interests	13,295	(4,319)	8,976	13,553	(6,064)	7,489
Non-compete agreements	28,023	(3,900)	24,123	29,400	(6,152)	23,248
Total identifiable intangible assets	$373,019	$(46,500)	$326,519	$516,392	$(78,699)	$437,693

The Company’s accreditations and trademarks have renewal terms. The costs to renew these intangibles are expensed as incurred. At December 31, 2018, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 8.2 years, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Intangible Assets (Continued)

The Company’s finite-lived customer relationships, non-compete agreements, and trademarks amortize over their estimated useful lives. Amortization expense was $16.3 million, $17.4 million, and $29.9 million for the years ended December 31, 2016, 2017, and 2018, respectively. The Company’s leasehold interests have finite lives and are amortized to rent expense over the remaining term of their respective leases to reflect a market rent per period based upon the market conditions present at the acquisition date.
Estimated amortization expense of the Company’s finite-lived customer relationships, non-compete agreements, and trademarks for each of the five succeeding years is as follows:

	2019	2020	2021	2022	2023
	(in thousands)
Amortization expense	$26,620	$25,994	$25,778	$25,568	$25,417

7.	Equity Method Investments
The Company’s equity method investments consist principally of minority ownership interests in rehabilitation businesses. Equity method investments of $114.2 million and $146.9 million are presented as part of other assets on the consolidated balance sheets as of December 31, 2017 and 2018, respectively. As of December 31, 2017 and 2018, these businesses consist primarily of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
Rehabilitation Institute of Denton, LLC	50.0%
ES Rehabilitation, LLC	49.0%
Coastal Virginia Rehabilitation, LLC	49.0%
BHSM Rehabilitation, LLC	49.0%

Summarized combined financial information of the rehabilitation entities in which the Company has a minority ownership interest is as follows:

	December 31,
	2017	2018
	(in thousands)
Current assets	$102,908	$125,435
Non-current assets	79,364	118,270
Total assets	$182,272	$243,705
Current liabilities	$37,113	$43,792
Non-current liabilities	13,751	16,338
Equity	131,408	183,575
Total liabilities and equity	$182,272	$243,705

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands)
Revenues	$320,078	$336,349	$393,034
Operating costs and expenses	274,952	289,224	342,603
Net income	43,410	45,648	48,535

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Equity Method Investments (Continued)

The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity investments. Net operating revenues generated from contracted services and management fees charged to related parties affiliated through the Company’s equity investments were $164.2 million, $178.1 million, and $216.9 million for the years ended December 31, 2016, 2017, and 2018, respectively.
During the year ended December 31, 2016, the Company recognized a non-operating loss of $5.1 million related to the sale of an equity method investment. Additionally, the Company received contingent proceeds related to the final settlement of its 2015 sale of an equity method investment, resulting in a non-operating gain of $2.5 million recognized during the year ended December 31, 2016.

8.	Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. At December 31, 2017 and 2018, provisions for losses for professional liability risks retained by the Company have been discounted at 3%. The Company recorded a liability of $157.1 million and $175.2 million related to these programs at December 31, 2017 and 2018, respectively. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $162.1 million and $180.7 million at December 31, 2017 and 2018, respectively. The Company also recorded insurance proceeds receivable of $25.8 million and $32.4 million at December 31, 2017 and 2018, respectively, for liabilities which exceed its deductibles and self-insured retention limits and are recoverable through insurance policies.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable
For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.
As of December 31, 2018, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$550	$(4,642)	$705,908	$706,450
Credit facilities:
Revolving facility	20,000	—	—	20,000	18,400
Term loan	1,129,875	(9,690)	(9,321)	1,110,864	1,076,206
Other	56,415	—	(484)	55,931	55,931
Total Select debt	1,916,290	(9,140)	(14,447)	1,892,703	1,856,987
Concentra:
Credit facilities:
Term loans	1,414,175	(2,765)	(18,648)	1,392,762	1,357,802
Other	7,916	—	—	7,916	7,916
Total Concentra debt	1,422,091	(2,765)	(18,648)	1,400,678	1,365,718
Total debt	$3,338,381	$(11,905)	$(33,095)	$3,293,381	$3,222,705

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Select:
6.375% senior notes	$—	$—	$710,000	$—	$—	$—	$710,000
Credit facilities:
Revolving facility	—	—	—	20,000	—	—	20,000
Term loan	—	—	—	98,812	—	1,031,063	1,129,875
Other	6,612	25,706	221	—	—	23,876	56,415
Total Select debt	6,612	25,706	710,221	118,812	—	1,054,939	1,916,290
Concentra:
Credit facilities:
Term loans	33,878	—	—	1,140,297	240,000	—	1,414,175
Other	3,375	346	346	349	335	3,165	7,916
Total Concentra debt	37,253	346	346	1,140,646	240,335	3,165	1,422,091
Total debt	$43,865	$26,052	$710,567	$1,259,458	$240,335	$1,058,104	$3,338,381

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

As of December 31, 2017, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$778	$(6,553)	$704,225	$727,750
Credit facilities:
Revolving facility	230,000	—	—	230,000	211,600
Term loan	1,141,375	(12,445)	(12,500)	1,116,430	1,154,215
Other	36,877	—	(533)	36,344	36,344
Total Select debt	2,118,252	(11,667)	(19,586)	2,086,999	2,129,909
Concentra:
Credit facilities:
Term loan	619,175	(2,257)	(10,668)	606,250	625,173
Other	6,653	—	—	6,653	6,653
Total Concentra debt	625,828	(2,257)	(10,668)	612,903	631,826
Total debt	$2,744,080	$(13,924)	$(30,254)	$2,699,902	$2,761,735

2017 Select Credit Facilities
On March 6, 2017, Select entered into a new senior secured credit agreement (the “Select credit agreement”) that provided for $1.6 billion in senior secured credit facilities comprising a $1.15 billion, seven-year term loan (the “Select term loan”) and a $450.0 million, five-year revolving credit facility (the “Select revolving facility” and, together with the Select term loan, the “Select credit facilities”), including a $75.0 million sublimit for the issuance of standby letters of credit.
Select used borrowings under the Select credit facilities to: (i) repay the series E tranche B term loans due June 1, 2018, the series F tranche B term loans due March 3, 2021, and the revolving facility, maturing March 1, 2018, under Select’s 2011 credit facilities, and (ii) pay fees and expenses in connection with the refinancing.
Borrowings under the Select credit facilities initially had an interest rate equal to: (i) in the case of the Select term loan, the Adjusted LIBO Rate (as defined in the Select credit agreement) plus 3.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or the Alternate Base Rate (as defined in the Select credit agreement) plus 2.50% (subject to an Alternate Base Rate floor of 2.00%), and (ii) in the case of the Select revolving facility, the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% or the Alternate Base Rate plus a percentage ranging from 2.00% to 2.25%, in each case subject to a specified leverage ratio.
On March 22, 2018, Select entered into Amendment No. 1 to the Select credit agreement. Amendment No. 1 (i) decreased the applicable interest rate on the Select term loan from the Adjusted LIBO Rate plus 3.50% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternate Base Rate plus 2.50% to the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case subject to a specified leverage ratio, (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 3.00% to 3.25% to the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75%, or from the Alternate Base Rate plus a percentage ranging from 2.00% to 2.25% to the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75%, in each case subject to a specified leverage ratio, (iii) extended the maturity date for the Select term loan to March 6, 2025, and (iv) made certain other technical amendments to the Select credit agreement as set forth therein.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

On October 26, 2018, Select entered into Amendment No. 2 to the Select credit agreement. Among other things, Amendment No. 2 (i) decreased the applicable interest rate on the Select term loan from the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio, and (ii) decreased the applicable interest rate on the loans outstanding under the Select revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Select credit agreement are no longer subject to the floor.
As of December 31, 2018, the applicable interest rate for the Select term loan was the Adjusted LIBO Rate plus 2.50% or the Alternate Base Rate plus 1.50%. The applicable interest rate for the Select revolving facility was the Adjusted LIBO Rate plus 2.50% or the Alternate Base Rate plus 1.50%.
The balance of the Select term loan will be payable on March 6, 2025; however, if Select’s 6.375% senior notes, which are due June 1, 2021, are outstanding on March 1, 2021, the maturity date for the Select term loan will become March 1, 2021. The Select revolving facility will be payable on March 6, 2022; however, if Select’s 6.375% senior notes are outstanding on February 1, 2021, the maturity date for the Select revolving facility will become February 1, 2021.
Select will be required to prepay borrowings under the Select credit facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the Select credit facilities or subject to a first lien intercreditor agreement, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Select credit agreement) if Select’s leverage ratio, as specified in the Select credit agreement, is greater than 4.50 to 1.00 and 25% of excess cash flow if Select’s leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, in each case, reduced by the aggregate amount of term loans, revolving loans and certain other debt optionally prepaid during the applicable fiscal year.  Select will not be required to prepay borrowings with excess cash flow if Select’s leverage ratio is less than or equal to 4.00 to 1.00.
The Select revolving facility requires Select to maintain a leverage ratio, as specified in the Select credit agreement, not to exceed 6.25 to 1.00. The leverage ratio is tested quarterly. After March 31, 2019, the leverage ratio must not exceed 6.00 to 1.00.  Failure to comply with this covenant would result in an event of default under the Select revolving facility and, absent a waiver or an amendment from the revolving lenders, preclude Select from making further borrowings under the Select revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Select revolving facility. The termination of the Select revolving facility commitments and the acceleration of amounts outstanding thereunder would constitute an event of default with respect to the Select term loan. For each of the four fiscal quarters during the year ended December 31, 2018, Select was required to maintain its leverage ratio at less than 6.25 to 1.00. As of December 31, 2018, Select’s leverage ratio was 4.64 to 1.00.
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
Borrowings under the Select credit facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries and will be guaranteed by substantially all of Select’s future domestic subsidiaries. Borrowings under the Select credit facilities are secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries, and up to 65% of the capital stock of Select’s foreign subsidiaries held directly by Select or a domestic subsidiary.
On the last day of each calendar quarter, Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving facility, which is currently 0.50% per annum and subject to adjustment based on Select’s leverage ratio, as specified in the Select credit agreement.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

At December 31, 2018, Select had outstanding borrowings under the Select credit facilities consisting of a $1,129.9 million Select term loan (excluding unamortized original issue discounts and debt issuance costs totaling $19.0 million) which matures on March 6, 2025, and borrowings of $20.0 million (excluding letters of credit) under the Select revolving facility which matures on March 6, 2022. At December 31, 2018, Select had $392.5 million of availability under the Select revolving facility after giving effect to $37.5 million of outstanding letters of credit.
Excess Cash Flow
For the year ended December 31, 2018, the Select credit agreement will require a prepayment of borrowings of 50% of excess cash flow. This will result in a prepayment of approximately $98.8 million. The Company expects to have the borrowing capacity and intends to use borrowings under the Select revolving facility, which has a maturity date of March 6, 2022, to make all or a portion of the required prepayment during the quarter ended March 31, 2019; accordingly, the prepayment is reflected in long-term debt, net of current portion on the consolidated balance sheet as of December 31, 2018. Upon prepayment during the quarter ended March 31, 2019, the remaining principal outstanding under the Select term loan will be due at maturity on March 6, 2025.

The Company was not required to make prepayments of borrowings as a result of excess cash flow from the years ended December 31, 2016 and 2017.

Senior Notes
On May 28, 2013, Select issued and sold $600.0 million aggregate principal amount of 6.375% senior notes due June 1, 2021. On March 11, 2014, Select issued and sold $110.0 million aggregate principal amount of additional 6.375% senior notes, due June 1, 2021, at 101.5% of the aggregate principal amount (the “additional notes”). The notes were issued as additional notes under the indenture pursuant to which it previously issued $600.0 million of 6.375% senior notes due June 1, 2021 (the “existing notes” and, together with the additional notes, the “senior notes”). The additional notes are treated as a single series with the existing notes and have the same terms as those of the existing notes.
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
Select may redeem some or all of the senior notes at the following redemption prices (expressed in percentages of principal amount on the redemption date), plus accrued interest, if any, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

Year	Redemption Price
2018	101.594%
2019 and thereafter	100.000%

Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

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
Concentra credit facilities
Concentra First Lien Credit Agreement
On June 1, 2015, the Concentra first lien credit agreement provided for $500.0 million in first lien loans comprised of a $450.0 million, seven-year term loan (the “existing Concentra first lien term loan”) and a $50.0 million, five-year revolving credit facility (the “Concentra revolving facility”).
Borrowings under the Concentra first lien credit agreement had an interest rate equal to: (i) in the case of the existing Concentra first lien term loan, the Adjusted LIBO Rate (as defined in the Concentra first lien credit agreement) plus 3.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or the Alternate Base Rate (as defined in the Concentra first lien credit agreement) plus 2.00% (subject to an Alternate Base Rate floor of 2.00%), and (ii) in the case of the Concentra revolving facility, the Adjusted LIBO Rate plus a percentage ranging from 2.75% to 3.00%, or the Alternate Base Rate plus a percentage ranging from 1.75% to 2.00%, in each case based on Concentra’s leverage ratio, as specified in the Concentra first lien credit agreement.
On September 26, 2016, Concentra amended the Concentra first lien credit agreement. The credit agreement amendment provided an additional $200.0 million of first lien term loans due June 1, 2022, the proceeds of which were used to prepay in full Concentra’s then-outstanding $200.0 million eight-year second lien term loan due June 1, 2023, which was provided under a second lien credit agreement, and also amended certain restrictive covenants to give Concentra greater operational flexibility. Borrowings under the then-outstanding second lien term loan had an interest rate equal to the Adjusted LIBO Rate (as defined in the second lien credit agreement) plus 8.00% (subject to an Adjusted LIBO Rate floor of 1.00%), or the Alternate Base Rate (as defined in the second lien credit agreement) plus 7.00% (subject to an Alternate Base Rate floor of 2.00%).
On February 1, 2018, Concentra amended the Concentra first lien credit agreement to, among other things, provide for (i) an additional $555.0 million in first lien term loans that, along with the existing Concentra first lien term loan, have a maturity date of June 1, 2022 (collectively, the “Concentra first lien term loan”) and (ii) an additional $25.0 million of revolving loans, that along with the existing $50.0 million revolving loans, comprise the five-year Concentra revolving facility under the terms of the existing Concentra first lien credit agreement. The amendment also decreased the applicable interest rate on the Concentra first lien term loan to the Adjusted LIBO Rate plus 2.75% (subject to an Adjusted LIBO Rate floor of 1.00%), or to the Alternate Base Rate plus 1.75% (subject to an Alternate Base Rate floor of 2.00%). Concentra used borrowings under the Concentra first lien credit agreement and the Concentra second lien credit agreement, as described below, together with cash on hand, to pay the cash purchase price for the issued and outstanding stock of U.S. HealthWorks to DHHC and to finance the redemption and reorganization transactions executed under the Purchase Agreement (as described in Note 2), as well as to pay fees and expenses associated with the financing.
On October 26, 2018, Concentra amended the Concentra first lien credit agreement to, among other things, provide for (i) an applicable interest rate on the Concentra first lien term loan of the Adjusted LIBO Rate plus a percentage ranging from 2.50% to 2.75% (with 2.75% being the initial rate), or the Alternate Base Rate plus a percentage ranging from 1.50% to 1.75% (with 1.75% being the initial rate), in each case subject to a specified credit rating, and (ii) decrease the applicable interest rate on the loans outstanding under the Concentra revolving facility from the Adjusted LIBO Rate plus a percentage ranging from 2.75% to 3.00% to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or from the Alternate Base Rate plus a percentage ranging from 1.75% to 2.00% to the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to Concentra’s leverage ratio. As amended, the Adjusted LIBO Rate and Alternate Base Rate under the Concentra first lien credit agreement are no longer subject to a floor.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

As of December 31, 2018, the applicable interest rate for the Concentra first lien term loan was the Adjusted LIBO Rate plus 2.75% or the Alternate Base Rate plus 1.75%.
The Concentra first lien credit agreement requires Concentra to maintain a leverage ratio, as specified in the Concentra first lien credit agreement, of 5.75 to 1.00 which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra first lien credit agreement) exceeds 30% of Revolving Commitments (as defined in the Concentra first lien credit agreement) on such day. Failure to comply with this covenant would result in an event of default under the Concentra revolving facility only and, absent a waiver or an amendment from the revolving lenders, preclude Concentra from making further borrowings under the Concentra revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Concentra revolving facility. Upon such acceleration, Concentra’s failure to comply with the financial covenant would result in an event of default with respect to the Concentra first lien term loan. Upon the acceleration of the revolving loans and the Concentra first lien term loan, an event of default would result with respect to the Concentra second lien credit agreement.
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
The Concentra second lien credit agreement provided for $240.0 million in term loans (the “Concentra second lien term loan” and, together with the Concentra first lien term loan, the “Concentra term loans”) with a maturity date of June 1, 2023. Borrowings under the Concentra second lien credit agreement bear interest at a rate equal to the Adjusted LIBO Rate (as defined in the Concentra second lien credit agreement) plus 6.50% (subject to an Adjusted LIBO Rate floor of 1.00%), or the Alternate Base Rate (as defined in the Concentra second lien credit agreement) plus 5.50% (subject to an Alternate Base Rate floor of 2.00%).
In the event that, on or prior to February 1, 2019, Concentra voluntarily prepays any of the Concentra second lien term loan or refinances such term loans with net proceeds of other indebtedness, Concentra will pay a premium of 2.00% of the aggregate principal amount of the Concentra second lien term loan prepaid. If, on or prior to February 1, 2020, Concentra voluntarily prepays any of the Concentra second lien term loan or refinances such term loans with net proceeds of other indebtedness, Concentra will pay a premium of 1.00% of the aggregate principal amount of the Concentra second lien term loan prepaid.
Concentra Credit Facilities
Concentra will be required to prepay borrowings under the Concentra credit facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and the payment of certain indebtedness secured by liens, (ii) 100% of the net cash proceeds received from the issuance of debt obligations (other than certain permitted debt obligations), and (iii) 50% of excess cash flow (as defined in the Concentra credit facilities) if Concentra’s leverage ratio is greater than 4.25 to 1.00 and 25% of excess cash flow if Concentra’s leverage ratio is less than or equal to 4.25 to 1.00 and greater than 3.75 to 1.00, in each case, reduced by the aggregate amount of term loans and certain debt secured on a pari passu basis optionally prepaid during the applicable fiscal year and the aggregate amount of revolving commitments reduced permanently during the applicable fiscal year (other than in connection with a refinancing). Concentra will not be required to prepay borrowings with excess cash flow if Concentra’s leverage ratio is less than or equal to 3.75 to 1.00. No mandatory prepayment is required under the Concentra second lien credit agreement to the extent any mandatory prepayment is applied to indebtedness secured by liens ranking prior to the Concentra second lien credit agreement (and to the extent such debt is revolving indebtedness, such prepayment is accompanied by a permanent reduction of the applicable commitments).
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

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

The borrowings under the Concentra first lien credit agreement are guaranteed, on a first lien basis, and the borrowings under the Concentra second lien credit agreement are guaranteed, on a second lien basis, by Concentra Holdings, Inc., Concentra, and certain domestic subsidiaries of Concentra (subject, in each case, to permitted liens). These borrowings will also be guaranteed by certain of Concentra’s future domestic subsidiaries. The borrowings under the Concentra credit facilities are secured by substantially all of Concentra's and its domestic subsidiaries’ existing and future property and assets and by a pledge of Concentra's capital stock, the capital stock of certain of Concentra's domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra's foreign subsidiaries, if any.
At December 31, 2018, Concentra had outstanding borrowings under the Concentra credit facilities consisting of the $1,414.2 million Concentra term loans (excluding unamortized discounts and debt issuance costs totaling $21.4 million). Concentra did not have any borrowings under the Concentra revolving facility. At December 31, 2018, Concentra had $62.3 million of availability under the Concentra revolving facility after giving effect to $12.7 million of outstanding letters of credit.
Excess Cash Flow Payment
For the year ended December 31, 2016, the Concentra first lien credit agreement required a prepayment of borrowings of $23.1 million as a result of excess cash flow. The prepayment was made on March 1, 2017. Concentra was not required to make a prepayment of borrowings as a result of excess cash flow from the year ended December 31, 2017.
For the year ended December 31, 2018, the Concentra first lien credit agreement will require a prepayment of borrowings of 50% of excess cash flow. This will result in a prepayment of approximately $33.9 million. Concentra expects to use cash on hand to make all or a portion of the required prepayment during the quarter ended March 31, 2019; accordingly, the prepayment is reflected in current portion of long-term debt and notes payable on the consolidated balance sheet as of December 31, 2018. Upon prepayment during the quarter ended March 31, 2019, the remaining principal outstanding under the Concentra first lien term loan will be due at maturity on June 1, 2022.
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
Loss on Early Retirement of Debt
During the year ended December 31, 2016, the Company refinanced a portion of the term loans outstanding under the 2011 Select credit facilities, which resulted in a loss on early retirement of debt of $0.8 million. Additionally, Concentra prepaid its second lien term loan, which resulted in a loss on early retirement of debt of $10.9 million.
During the year ended December 31, 2017, the Company refinanced the 2011 Select credit facilities which resulted in a loss on early retirement of debt of $19.7 million. The loss on early retirement of debt consisted of $6.5 million of debt extinguishment losses and $13.2 million of debt modification losses.
During the year ended December 31, 2018, the Company refinanced the Select and Concentra credit facilities which resulted in losses on early retirement of debt of $14.2 million. The losses on early retirement of debt consisted of $3.0 million of debt extinguishment losses and $11.2 million of debt modification losses.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Stockholders’ Equity
The following table summarizes the share activity for Holdings:

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands)
Restricted stock granted	1,426	1,598	1,491
Common stock issued through stock option exercise	202	227	185
Unvested restricted stock forfeitures	82	27	168
Stock repurchases for satisfaction of tax obligations	232	280	357

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
Holdings did not repurchase shares during the years ended December 31, 2016, 2017, and 2018. The common stock repurchase program has available capacity of $185.2 million as of December 31, 2018.

11.	Segment Information
The Company’s reportable segments consist of the critical illness recovery hospital segment (previously referred to as the long term acute care segment), rehabilitation hospital segment (previously referred to as the inpatient rehabilitation segment), outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, acquisition costs associated with Physiotherapy and U.S. HealthWorks, non-operating gain (loss), and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.
The following tables summarize selected financial data for the Company’s reportable segments. The segment results of Holdings are identical to those of Select.

	For the Year Ended December 31, 2016
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation(4)	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$1,756,961	$498,100	$979,363	$982,495	$541	$4,217,460
Adjusted EBITDA	224,609	56,902	129,830	143,009	(88,543)	465,807
Total assets(2)(3)	1,910,013	621,105	969,014	1,313,176	107,318	4,920,626
Capital expenditures	48,626	60,513	21,286	15,946	15,262	161,633

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Information (Continued)

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$1,725,022	$622,469	$1,003,830	$1,013,224	$700	$4,365,245
Adjusted EBITDA	252,679	90,041	132,533	157,561	(94,822)	537,992
Total assets(3)	1,848,783	868,517	954,661	1,340,919	114,286	5,127,166
Capital expenditures	49,720	96,477	27,721	28,912	30,413	233,243

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospitals	Rehabilitation Hospitals	Outpatient Rehabilitation	Concentra(5)	Other	Total
	(in thousands)
Net operating revenues(1)	$1,753,584	$707,514	$1,062,487	$1,557,673	$—	$5,081,258
Adjusted EBITDA	243,015	108,927	142,005	251,977	(100,769)	645,155
Total assets(3)	1,771,605	894,192	1,002,819	2,178,868	116,781	5,964,265
Capital expenditures	40,855	42,389	30,553	42,205	11,279	167,281

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	For the Year Ended December 31, 2016
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation(4)	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$224,609	$56,902	$129,830	$143,009	$(88,543)
Depreciation and amortization	(43,862)	(12,723)	(22,661)	(60,717)	(5,348)
Stock compensation expense	—	—	—	(770)	(16,643)
Physiotherapy acquisition costs	—	—	—	—	(3,236)
Income (loss) from operations	$180,747	$44,179	$107,169	$81,522	$(113,770)	$299,847
Loss on early retirement of debt						(11,626)
Equity in earnings of unconsolidated subsidiaries						19,943
Non-operating gain						42,651
Interest expense						(170,081)
Income before income taxes						$180,734

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Information (Continued)

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$252,679	$90,041	$132,533	$157,561	$(94,822)
Depreciation and amortization	(45,743)	(20,176)	(24,607)	(61,945)	(7,540)
Stock compensation expense	—	—	—	(993)	(18,291)
U.S. HealthWorks acquisition costs	—	—	—	(2,819)	—
Income (loss) from operations	$206,936	$69,865	$107,926	$91,804	$(120,653)	$355,878
Loss on early retirement of debt						(19,719)
Equity in earnings of unconsolidated subsidiaries						21,054
Non-operating loss						(49)
Interest expense						(154,703)
Income before income taxes						$202,461

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra(5)	Other	Total
	(in thousands)
Adjusted EBITDA	$243,015	$108,927	$142,005	$251,977	$(100,769)
Depreciation and amortization	(45,797)	(24,101)	(27,195)	(95,521)	(9,041)
Stock compensation expense	—	—	—	(2,883)	(20,443)
U.S. HealthWorks acquisition costs	—	—	—	(2,895)	—
Income (loss) from operations	$197,218	$84,826	$114,810	$150,678	$(130,253)	$417,279
Loss on early retirement of debt						(14,155)
Equity in earnings of unconsolidated subsidiaries						21,905
Non-operating gain						9,016
Interest expense						(198,493)
Income before income taxes						$235,552
_______________________________________________________________________________

(1)	Net operating revenues were retrospectively conformed to reflect the adoption of Topic 606, Revenue from Contracts with Customers.

(2)	Total assets were retrospectively conformed to reflect the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which resulted in a reduction to total assets of $23.8 million.

(3)	The critical illness recovery hospital segment includes $24.4 million, $9.8 million, and $9.8 million in real estate assets held for sale on December 31, 2016, 2017, and 2018, respectively.

(4)	The outpatient rehabilitation segment includes the operating results of the Company’s contract therapy businesses through March 31, 2016 and Physiotherapy beginning March 4, 2016.

(5)	The Concentra segment includes the operating results of U.S. HealthWorks beginning February 1, 2018.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Revenue from Contracts with Customers
The following tables disaggregate the Company’s net operating revenues by operating segment:

	For the Year Ended December 31, 2016
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$936,083	$191,037	$136,283	$2,235
Non-Medicare	797,431	161,821	739,102	969,682
Total patient services revenues	1,733,514	352,858	875,385	971,917
Other revenues	23,447	145,242	103,978	10,578
Total net operating revenues	$1,756,961	$498,100	$979,363	$982,495

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$903,503	$259,221	$148,403	$2,128
Non-Medicare	810,723	207,196	739,531	1,002,787
Total patient services revenues	1,714,226	466,417	887,934	1,004,915
Other revenues	10,796	156,052	115,896	8,309
Total net operating revenues	$1,725,022	$622,469	$1,003,830	$1,013,224

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$893,429	$293,913	$161,054	$2,168
Non-Medicare	847,447	254,215	762,247	1,545,852
Total patient services revenues	1,740,876	548,128	923,301	1,548,020
Other revenues	12,708	159,386	139,186	9,653
Total net operating revenues	$1,753,584	$707,514	$1,062,487	$1,557,673

13.	Stock-based Compensation
Holdings awards stock-based compensation in the form of stock options and restricted stock awards under its equity incentive plans. On June 2, 2016, Holdings adopted the Select Medical Holdings Corporation 2016 Equity Incentive Plan (the “Plan”) and its existing plans were frozen. The total capacity for restricted stock and stock option awards under the Plan is 7,698,700 awards, as adjusted for forfeited restricted stock and stock options awards through December 31, 2018. As of December 31, 2018, Holdings has capacity to issue 3,184,185 restricted stock and stock option awards under the Plan. Holdings’ equity plan allows for authorized but previously unissued shares or shares previously issued and outstanding and reacquired by Holdings to satisfy these awards.
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

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Stock-based Compensation (Continued)

The Company measures the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognizes the costs over the period during which employees are required to provide services. The Company values restricted stock awards by using the closing market price of its stock on the date of grant. The Company values stock options using the Black-Scholes option-pricing model. There were no options granted during the year ended December 31, 2018. The Company recognizes any forfeitures as they occur.
Transactions related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2018	4,468	$13.85
Granted	1,491	19.72
Vested	(1,341)	14.22
Forfeited	(168)	14.47
Unvested balance, December 31, 2018	4,450	$15.68

For the years ended December 31, 2016, 2017, and 2018, the weighted average grant date fair value of restricted stock awards granted was $11.57, $15.84, and $19.72, respectively. For the years ended December 31, 2016, 2017, and 2018, the total fair value of restricted stock awards vested was $8.4 million, $17.1 million, and $19.1 million, respectively.
As of December 31, 2018, there were 105,000 stock options outstanding and exercisable. The outstanding and exercisable shares have a weighted average exercise price of $9.18 and a weighted average remaining contractual life of 0.9 years. As of December 31, 2017, there were 291,775 stock options outstanding and exercisable which had a weighted average exercise price of $9.26.
During the year ended December 31, 2018, 185,275 options were exercised, which had a weighted average exercise price of $9.30, and 1,500 options were canceled, which had a weighted average exercise price of $10.00. For the years ended December 31, 2016, 2017, and 2018, the total intrinsic value of options exercised was $0.8 million, $1.6 million, and $1.8 million, respectively. At December 31, 2018, the aggregate intrinsic value of options outstanding and options exercisable was $0.6 million.
Stock compensation expense recognized by the Company was as follows:

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands)
Stock compensation expense:
Included in general and administrative	$14,607	$15,706	$17,604
Included in cost of services	2,806	3,578	5,722
Total	$17,413	$19,284	$23,326

Stock compensation expense based on current stock-based awards for each of the next five years is estimated to be as follows:

	2019	2020	2021	2022	2023
	(in thousands)
Stock compensation expense	$22,998	$16,566	$8,976	$3,302	$213

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes
The components of the Company’s income tax expense for the years ended December 31, 2016, 2017, and 2018 were as follows:

	For the Year Ended December 31,
	2016	2017	2018
	(in thousands)
Current income tax expense:
Federal	$54,726	$45,809	$36,072
State and local	13,329	8,331	15,321
Total current income tax expense	68,055	54,140	51,393
Deferred income tax expense (benefit)	(12,591)	(72,324)	7,217
Total income tax expense (benefit)	$55,464	$(18,184)	$58,610

Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2016	2017	2018
Federal income tax at statutory rate	35.0%	35.0%	21.0%
State and local income taxes, less federal income tax benefit	3.6	3.7	5.0
Permanent differences	1.4	1.7	2.1
Tax benefit from the sale of businesses	(6.7)	—	—
Valuation allowance	0.2	(7.3)	0.5
Uncertain tax positions	(1.3)	(0.6)	(0.8)
Non-controlling interest	(0.5)	0.5	(2.1)
Stock-based compensation	(0.7)	(1.3)	(2.2)
Deferred income taxes - state income tax rate adjustment	—	(2.8)	0.4
Deferred income taxes - tax legislation rate adjustment	—	(37.5)	—
Other	(0.3)	(0.4)	1.0
Total effective income tax rate	30.7%	(9.0)%	24.9%

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law which made significant changes to the Internal Revenue Code. These changes included a corporate tax rate decrease to 21% from 35% effective after December 31, 2017. ASC Topic 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted at the income tax rates in which the deferred tax balances are expected to reverse. While the effective date of the new corporate tax rate was January 1, 2018, the Company recorded the effect on its deferred tax balances as of December 31, 2017. The Company recognized an income tax benefit of $71.5 million to reflect these effects during the year ended December 31, 2017. The Company’s accounting for the effects of the Tax Cuts and Jobs Act is complete as of December 31, 2018.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2018
	(in thousands)
Deferred tax assets
Allowance for doubtful accounts	$8,792	$10,313
Compensation and benefit-related accruals	50,936	51,900
Professional malpractice liability insurance	11,036	13,644
Deferred revenue	319	209
Federal and state net operating loss and state tax credit carryforwards	36,112	40,163
Interest limitation carryforward	—	4,675
Stock awards	6,591	5,695
Equity investments	1,452	2,055
Other	3,543	3,271
Deferred tax assets	$118,781	$131,925
Valuation allowance	(12,986)	(17,893)
Deferred tax assets, net of valuation allowance	$105,795	$114,032
Deferred tax liabilities
Deferred income	$(19,608)	$(13,891)
Investment in unconsolidated affiliates	(4,457)	(5,653)
Depreciation and amortization	(179,055)	(217,950)
Deferred financing costs	(4,528)	(8,324)
Other	(3,673)	(3,488)
Deferred tax liabilities	$(211,321)	$(249,306)
Deferred tax liabilities, net of deferred tax assets	$(105,526)	$(135,274)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2017	2018
	(in thousands)
Other assets	$19,391	$18,621
Non-current deferred tax liability	(124,917)	(153,895)
	$(105,526)	$(135,274)

As of December 31, 2017 and 2018, the Company’s valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The state net deferred tax assets have a full valuation allowance recorded for entities that have a cumulative history of pre-tax losses (current year in addition to the two prior years).
For the year ended December 31, 2017, the Company recorded a net valuation allowance release of $13.4 million which was comprised of a valuation release of $14.1 million related to federal net operating losses acquired as part of the Physiotherapy acquisition and $0.2 million of expired state net operating losses, partially offset by a $0.9 million increase in the valuation allowance for newly generated state net operating losses. For the year ended December 31, 2018, the Company recorded a net valuation allowance increase of $4.9 million. This increase was comprised of a $3.9 million valuation allowance recognized on net operating losses acquired and recorded as part of U.S. HealthWorks’ opening balance sheet, and a $1.0 million valuation allowance recognized as a result of a net change in state net operating losses for the year ended December 31, 2018. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

At December 31, 2017 and 2018, the Company’s net deferred tax liabilities of approximately $105.5 million and $135.3 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future, and include the use of net operating loss carryforwards. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effects on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.
The total state net operating losses are approximately $698.1 million. State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2019	$11,508	$5,830
2020	16,798	14,619
2021	12,103	11,395
2022	36,556	35,564
Thereafter through 2037	621,161	447,368

15.	Retirement Savings Plan
Select sponsors a defined contribution retirement savings plan for substantially all of its employees. Employees who are not classified as highly compensated employees (“HCE’s”) may contribute up to 30% of their salary; HCE’s may contribute up to 8% of their salary. The plan provides a discretionary company match which is determined annually. Currently, Select matches 25% of the first 6% of compensation employees contribute to the plan. The employees vest in the employer contributions over a three-year period beginning on the employee’s hire date. The expense incurred by Select related to this plan was $14.7 million, $15.2 million, and $19.5 million during the years ended December 31, 2016, 2017, and 2018, respectively.

16.	Earnings per Share
The following table sets forth the net income attributable to the Company, its common shares outstanding, and its participating securities outstanding. There were no dividends declared or contractual dividends paid for the years ended December 31, 2016, 2017, and 2018.

	Basic EPS			Diluted EPS
	For the Year Ended December 31,			For the Year Ended December 31,
	2016	2017	2018	2016	2017	2018
	(in thousands)
Net income	$125,270	$220,645	$176,942	$125,270	$220,645	$176,942
Less: net income attributable to non-controlling interests	9,859	43,461	39,102	9,859	43,461	39,102
Net income attributable to the Company	115,411	177,184	137,840	115,411	177,184	137,840
Less: net income attributable to participating securities	3,521	5,758	4,551	3,517	5,751	4,548
Net income attributable to common shares	$111,890	$171,426	$133,289	$111,894	$171,433	$133,292

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Earnings per Share (Continued)

The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2018
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$133,289	130,172	$1.02	$133,292	130,256	$1.02
Participating securities	4,551	4,444	$1.02	4,548	4,444	$1.02
Total Company	$137,840			$137,840

	For the Year Ended December 31, 2017
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$171,426	128,955	$1.33	$171,433	129,126	$1.33
Participating securities	5,758	4,332	$1.33	5,751	4,332	$1.33
Total Company	$177,184			$177,184

	For the Year Ended December 31, 2016
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$111,890	127,813	$0.88	$111,894	127,968	$0.87
Participating securities	3,521	4,022	$0.88	3,517	4,022	$0.87
Total Company	$115,411			$115,411
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Commitments and Contingencies
Leases
The Company leases facilities and equipment from unrelated parties under operating leases. At December 31, 2018, future minimum lease obligations on long-term, non-cancelable operating leases are approximately as follows (in thousands):

2019	$261,915
2020	224,306
2021	185,587
2022	142,655
2023	104,866
Thereafter	470,694
$1,390,023

For the years ended December 31, 2016, 2017, and 2018, total rent expense for facility and equipment operating leases, including cancelable leases, was $265.1 million, $267.4 million, and $307.8 million, respectively. For the years ended December 31, 2016, 2017, and 2018, facility rent expense to unrelated parties, a component of total rent expense, was $220.8 million, $224.2 million, and $262.6 million, respectively.
The Company rents its corporate office space from related parties. The Company made payments for office rent, leasehold improvements, and miscellaneous expenses of $5.0 million, $6.2 million, and $6.3 million to related parties for the years ended December 31, 2016, 2017, and 2018, respectively.
As of December 31, 2018, future rental commitments under outstanding agreements with related parties are approximately as follows (in thousands):

2019	$5,931
2020	7,405
2021	7,568
2022	7,500
2023	2,893
Thereafter	13,344
$44,641

Construction Commitments
At December 31, 2018, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $21.6 million.

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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit up to $40.0 million. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has numerous programs that are designed to respond to the risks of the specific joint venture. The annual aggregate limit under these programs ranges from $5.0 million to $20.0 million. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
Evansville Litigation.    On October 19, 2015, the plaintiff-relators filed a Second Amended Complaint in United States of America, ex rel. Tracy Conroy, Pamela Schenk and Lisa Wilson v. Select Medical Corporation, Select Specialty Hospital-Evansville, LLC (“SSH‑Evansville”), Select Employment Services, Inc., and Dr. Richard Sloan. The case is a civil action filed in the United States District Court for the Southern District of Indiana by private plaintiff-relators on behalf of the United States under the federal False Claims Act. The plaintiff-relators are the former CEO and two former case managers at SSH‑Evansville, and the defendants currently include the Company, SSH‑Evansville, a subsidiary of the Company serving as common paymaster for its employees, and a physician who practices at SSH‑Evansville. The plaintiff-relators allege that SSH‑Evansville discharged patients too early or held patients too long, improperly discharged patients to and readmitted them from short stay hospitals, up‑coded diagnoses at admission, and admitted patients for whom long‑term acute care was not medically necessary. They also allege that the defendants engaged in retaliation in violation of federal and state law. The Second Amended Complaint replaced a prior complaint that was filed under seal on September 28, 2012 and served on the Company on February 15, 2013, after a federal magistrate judge unsealed it on January 8, 2013. All deadlines in the case had been stayed after the seal was lifted in order to allow the government time to complete its investigation and to decide whether or not to intervene. On June 19, 2015, the United States Department of Justice notified the District Court of its decision not to intervene in the case.
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

Thereafter, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010, which was based on certain statutory changes to the public disclosure bar language included in the Affordable Care Act. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff-relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff-relators are not original sources, so that the public disclosure bar requires dismissal of all non‑retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff-relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and up-coding and the plaintiff-relators’ retaliation claims. The plaintiff-relators then proposed a case management plan seeking nationwide discovery involving all of the Company’s LTCHs for the period from March 23, 2010 through the present and allowing discovery that would facilitate the use of statistical sampling to prove liability, which the defendants opposed. In April 2018, a U.S. magistrate judge ruled that plaintiff-relators’ discovery will be limited to only SSH-Evansville for the period from March 23, 2010 through September 30, 2016, and that the plaintiff-relators will be required to prove the fraud that they allege on a claim-by-claim basis, rather than using statistical sampling. The plaintiff-relators have appealed this decision to the District Judge.
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

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Commitments and Contingencies (Continued)

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

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2018

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$77	$7,574	$4,411	$163,116	$—		$175,178
Accounts receivable	—	397,674	118,683	190,319	—		706,676
Intercompany receivables	—	1,787,184	83,230	—	(1,870,414)	(a)	—
Prepaid income taxes	10,205	5,711	—	4,623	—		20,539
Other current assets	17,866	31,181	14,048	27,036	—		90,131
Total Current Assets	28,148	2,229,324	220,372	385,094	(1,870,414)		992,524
Property and equipment, net	30,103	625,947	103,006	220,754	—		979,810
Investment in affiliates	4,497,167	127,036	—	—	(4,624,203)	(b)(c)	—
Goodwill	—	2,104,288	—	1,216,438	—		3,320,726
Identifiable intangible assets, net	3	102,120	5,020	330,550	—		437,693
Other assets	37,281	145,467	33,417	26,032	(8,685)	(e)	233,512
Total Assets	$4,592,702	$5,334,182	$361,815	$2,178,868	$(6,503,302)		$5,964,265
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,083	$—	$—	$—	$—		$25,083
Current portion of long-term debt and notes payable	4,363	248	2,001	37,253	—		43,865
Accounts payable	14,033	84,343	20,956	27,361	—		146,693
Intercompany payables	1,787,184	83,230	—	—	(1,870,414)	(a)	—
Accrued payroll	15,533	99,803	5,936	51,114	—		172,386
Accrued vacation	4,613	60,989	13,942	31,116	—		110,660
Accrued interest	5,996	22	3	6,116	—		12,137
Accrued other	60,056	61,226	17,098	52,311	—		190,691
Income taxes payable	—	2,366	190	1,115	—		3,671
Total Current Liabilities	1,916,861	392,227	60,126	206,386	(1,870,414)		705,186
Long-term debt, net of current portion	1,837,241	448	48,402	1,363,425	—		3,249,516
Non-current deferred tax liability	—	101,214	994	60,372	(8,685)	(e)	153,895
Other non-current liabilities	35,558	59,901	9,194	54,287	—		158,940
Total Liabilities	3,789,660	553,790	118,716	1,684,470	(1,879,099)		4,267,537
Redeemable non-controlling interests	—	—	—	18,525	761,963	(d)	780,488
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	970,156	—	—	—	—		970,156
Retained earnings (accumulated deficit)	(167,114)	1,547,018	(29,553)	12,355	(1,529,820)	(c)(d)	(167,114)
Subsidiary investment	—	3,233,374	272,652	457,974	(3,964,000)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	803,042	4,780,392	243,099	470,329	(5,493,820)		803,042
Non-controlling interests	—	—	—	5,544	107,654	(d)	113,198
Total Equity	803,042	4,780,392	243,099	475,873	(5,386,166)		916,240
Total Liabilities and Equity	$4,592,702	$5,334,182	$361,815	$2,178,868	$(6,503,302)		$5,964,265
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2018

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$—	$2,755,745	$767,840	$1,557,673	$—		$5,081,258
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	2,838	2,376,111	653,528	1,308,579	—		4,341,056
General and administrative	118,128	245	—	2,895	—		121,268
Depreciation and amortization	8,913	80,422	16,799	95,521	—		201,655
Total costs and expenses	129,879	2,456,778	670,327	1,406,995	—		4,663,979
Income (loss) from operations	(129,879)	298,967	97,513	150,678	—		417,279
Other income and expense:
Intercompany interest and royalty fees	28,058	(12,676)	(14,187)	(1,195)	—		—
Intercompany management fees	211,861	(166,857)	(45,004)	—	—		—
Loss on early retirement of debt	(4,654)	—	—	(9,501)	—		(14,155)
Equity in earnings of unconsolidated subsidiaries	—	21,870	35	—	—		21,905
Non-operating gain	1,656	7,360	—	—	—		9,016
Interest income (expense)	(117,520)	328	(736)	(80,565)	—		(198,493)
Income (loss) before income taxes	(10,478)	148,992	37,621	59,417	—		235,552
Income tax expense	3,419	42,713	553	11,925	—		58,610
Equity in earnings of consolidated subsidiaries	151,737	24,404	—	—	(176,141)	(a)	—
Net income	137,840	130,683	37,068	47,492	(176,141)		176,942
Less: Net income attributable to non-controlling interests	—	97	12,664	26,341	—		39,102
Net income attributable to Select Medical Corporation	$137,840	$130,586	$24,404	$21,151	$(176,141)		$137,840
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2018

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$137,840	$130,683	$37,068	$47,492	$(176,141)	(a)	$176,942
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	15,687	34	—	—		15,721
Depreciation and amortization	8,913	80,422	16,799	95,521	—		201,655
Provision for bad debts	—	(485)	318	64	—		(103)
Equity in earnings of unconsolidated subsidiaries	—	(21,870)	(35)	—	—		(21,905)
Equity in earnings of consolidated subsidiaries	(151,737)	(24,404)	—	—	176,141	(a)	—
Loss on extinguishment of debt	1,955	—	—	1,044	—		2,999
Gain on sale of assets and businesses	(1,645)	(7,507)	(16)	—	—		(9,168)
Stock compensation expense	20,443	—	—	2,883	—		23,326
Amortization of debt discount, premium and issuance costs	5,740	—	—	7,372	—		13,112
Deferred income taxes	7,910	7,489	242	(8,424)	—		7,217
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	52,786	3,727	(1,938)	—		54,575
Other current assets	(4,845)	(960)	(1,017)	2,670	—		(4,152)
Other assets	(9,099)	(9,053)	2,068	23,941	—		7,857
Accounts payable	2,862	(2,447)	2,519	(4,712)	—		(1,778)
Accrued expenses	21,096	14,697	8,863	(16,760)	—		27,896
Net cash provided by operating activities	39,433	235,038	70,570	149,153	—		494,194
Investing activities
Business combinations, net of cash acquired	—	(4,965)	(204)	(517,965)	—		(523,134)
Purchases of property and equipment	(9,719)	(76,443)	(38,914)	(42,205)	—		(167,281)
Investment in businesses	—	(13,477)	—	(5)	—		(13,482)
Proceeds from sale of assets and businesses	1,658	5,042	48	12	—		6,760
Net cash used in investing activities	(8,061)	(89,843)	(39,070)	(560,163)	—		(697,137)
Financing activities
Borrowings on revolving facilities	595,000	—	—	—	—		595,000
Payments on revolving facilities	(805,000)	—	—	—	—		(805,000)
Proceeds from term loans	(62)	—	—	779,885	—		779,823
Payments on term loans	(11,500)	—	—	—	—		(11,500)
Revolving facility debt issuance costs	(1,090)	—	—	(549)	—		(1,639)
Borrowings of other debt	7,457	—	30,202	4,559	—		42,218
Principal payments on other debt	(11,293)	(621)	(6,816)	(6,512)	—		(25,242)
Dividends paid to Holdings	(6,837)	—	—	—	—		(6,837)
Equity investment by Holdings	1,722	—	—	—	—		1,722
Intercompany	204,615	(140,406)	(46,064)	(18,145)	—		—
Decrease in overdrafts	(4,380)	—	—	—	—		(4,380)
Proceeds from issuance of non-controlling interests	—	—	957	1,969	—		2,926
Distributions to and purchases of non-controlling interests	—	(1,450)	(9,929)	(300,140)	—		(311,519)
Net cash provided by (used in) financing activities	(31,368)	(142,477)	(31,650)	461,067	—		255,572
Net increase (decrease) in cash and cash equivalents	4	2,718	(150)	50,057	—		52,629
Cash and cash equivalents at beginning of period	73	4,856	4,561	113,059	—		122,549
Cash and cash equivalents at end of period	$77	$7,574	$4,411	$163,116	$—		$175,178
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2017

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$73	$4,856	$4,561	$113,059	$—		$122,549
Accounts receivable	—	449,493	122,728	119,511	—		691,732
Intercompany receivables	—	1,598,212	60,707	—	(1,658,919)	(a)	—
Prepaid income taxes	22,704	5,703	31	2,949	—		31,387
Other current assets	13,021	30,209	13,031	18,897	—		75,158
Total Current Assets	35,798	2,088,473	201,058	254,416	(1,658,919)		920,826
Property and equipment, net	39,836	623,085	79,013	170,657	—		912,591
Investment in affiliates	4,524,385	124,104	—	—	(4,648,489)	(b)(c)	—
Goodwill	—	2,108,270	—	674,542	—		2,782,812
Identifiable intangible assets, net	—	104,067	5,046	217,406	—		326,519
Other assets	36,494	98,575	35,440	23,898	(9,989)	(e)	184,418
Total Assets	$4,636,513	$5,146,574	$320,557	$1,340,919	$(6,317,397)		$5,127,166
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$29,463	$—	$—	$—	$—		$29,463
Current portion of long-term debt and notes payable	16,635	740	2,212	2,600	—		22,187
Accounts payable	12,504	85,489	17,475	12,726	—		128,194
Intercompany payables	1,598,212	60,707	—	—	(1,658,919)	(a)	—
Accrued payroll	16,736	98,887	4,819	40,120	—		160,562
Accrued vacation	4,083	58,355	12,295	18,142	—		92,875
Accrued interest	17,479	7	6	2,393	—		19,885
Accrued other	39,219	57,378	12,599	33,970	—		143,166
Income taxes payable	—	1,302	30	7,739	—		9,071
Total Current Liabilities	1,734,331	362,865	49,436	117,690	(1,658,919)		605,403
Long-term debt, net of current portion	2,042,555	127	24,730	610,303	—		2,677,715
Non-current deferred tax liability	—	88,376	780	45,750	(9,989)	(e)	124,917
Other non-current liabilities	36,259	56,721	8,138	44,591	—		145,709
Total Liabilities	3,813,145	508,089	83,084	818,334	(1,668,908)		3,553,744
Redeemable non-controlling interests	—	—	—	16,270	624,548	(d)	640,818
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	947,370	—	—	—	—		947,370
Retained earnings (accumulated deficit)	(124,002)	1,416,857	(35,942)	64,626	(1,445,541)	(c)(d)	(124,002)
Subsidiary investment	—	3,221,628	273,415	437,779	(3,932,822)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	823,368	4,638,485	237,473	502,405	(5,378,363)		823,368
Non-controlling interests	—	—	—	3,910	105,326	(d)	109,236
Total Equity	823,368	4,638,485	237,473	506,315	(5,273,037)		932,604
Total Liabilities and Equity	$4,636,513	$5,146,574	$320,557	$1,340,919	$(6,317,397)		$5,127,166
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification of non-current deferred tax asset to report net non-current deferred tax liability in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2017

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$700	$2,685,308	$666,013	$1,013,224	$—		$4,365,245
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	2,585	2,299,360	576,708	856,656	—		3,735,309
General and administrative	111,069	159	—	2,819	—		114,047
Depreciation and amortization	7,540	76,408	14,118	61,945	—		160,011
Total costs and expenses	121,194	2,375,927	590,826	921,420	—		4,009,367
Income (loss) from operations	(120,494)	309,381	75,187	91,804	—		355,878
Other income and expense:
Intercompany interest and royalty fees	32,828	(18,369)	(14,459)	—	—		—
Intercompany management fees	220,601	(180,588)	(40,013)	—	—		—
Loss on early retirement of debt	(19,719)	—	—	—	—		(19,719)
Equity in earnings of unconsolidated subsidiaries	—	20,973	81	—	—		21,054
Non-operating loss	—	(49)	—	—	—		(49)
Interest income (expense)	(124,406)	298	(87)	(30,508)	—		(154,703)
Income (loss) before income taxes	(11,190)	131,646	20,709	61,296	—		202,461
Income tax expense (benefit)	(8,753)	(2,549)	557	(7,439)	—		(18,184)
Equity in earnings of consolidated subsidiaries	179,621	13,536	—	—	(193,157)	(a)	—
Net income	177,184	147,731	20,152	68,735	(193,157)		220,645
Less: Net income attributable to non-controlling interests	—	120	6,616	36,725	—		43,461
Net income attributable to Select Medical Corporation	$177,184	$147,611	$13,536	$32,010	$(193,157)		$177,184
______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2017

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$177,184	$147,731	$20,152	$68,735	$(193,157)	(a)	$220,645
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	19,940	66	—	—		20,006
Depreciation and amortization	7,540	76,408	14,118	61,945	—		160,011
Provision for bad debts	—	1,067	—	66	—		1,133
Equity in earnings of unconsolidated subsidiaries	—	(20,973)	(81)	—	—		(21,054)
Equity in earnings of consolidated subsidiaries	(179,621)	(13,536)	—	—	193,157	(a)	—
Loss on extinguishment of debt	6,527	—	—	—	—		6,527
Loss (gain) on sale of assets and businesses	(939)	(4,828)	(4,602)	20	—		(10,349)
Stock compensation expense	18,291	—	—	993	—		19,284
Amortization of debt discount, premium and issuance costs	7,895	—	—	3,235	—		11,130
Deferred income taxes	14,041	(40,788)	156	(45,733)	—		(72,324)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(84,264)	(27,683)	(6,886)	—		(118,833)
Other current assets	(1,068)	4,459	(3,745)	1,951	—		1,597
Other assets	168	(4,235)	3,413	(232)	—		(886)
Accounts payable	1,450	2,271	1,091	(909)	—		3,903
Accrued expenses	(25,396)	2,919	12,493	27,325	—		17,341
Net cash provided by operating activities	26,072	86,171	15,378	110,510	—		238,131
Investing activities
Business combinations, net of cash acquired	—	(10,006)	(1,664)	(15,720)	—		(27,390)
Purchases of property and equipment	(30,413)	(136,267)	(37,651)	(28,912)	—		(233,243)
Investment in businesses	—	(12,682)	—	—	—		(12,682)
Proceeds from sale of assets and businesses	45,788	15,022	19,537	3	—		80,350
Net cash provided by (used in) investing activities	15,375	(143,933)	(19,778)	(44,629)	—		(192,965)
Financing activities
Borrowings on revolving facilities	970,000	—	—	—	—		970,000
Payments on revolving facilities	(960,000)	—	—	—	—		(960,000)
Proceeds from term loans	1,139,487	—	—	—	—		1,139,487
Payments on term loans	(1,156,377)	—	—	(23,065)	—		(1,179,442)
Revolving facility debt issuance costs	(4,392)	—	—	—	—		(4,392)
Borrowings of other debt	25,630	—	18,224	2,767	—		46,621
Principal payments on other debt	(13,748)	(456)	(3,036)	(3,407)	—		(20,647)
Dividends paid to Holdings	(4,753)	—	—	—	—		(4,753)
Equity investment by Holdings	2,017	—	—	—	—		2,017
Intercompany	(40,410)	56,742	(16,332)	—	—		—
Decrease in overdrafts	(9,899)	—	—	—	—		(9,899)
Proceeds from issuance of non-controlling interests	—	—	9,982	—	—		9,982
Distributions to and purchases of non-controlling interests	—	(135)	(4,933)	(5,552)	—		(10,620)
Net cash provided by (used in) financing activities	(52,445)	56,151	3,905	(29,257)	—		(21,646)
Net increase (decrease) in cash and cash equivalents	(10,998)	(1,611)	(495)	36,624	—		23,520
Cash and cash equivalents at beginning of period	11,071	6,467	5,056	76,435	—		99,029
Cash and cash equivalents at end of period	$73	$4,856	$4,561	$113,059	$—		$122,549
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2016

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$541	$2,729,803	$504,621	$982,495	$—		$4,217,460
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	2,037	2,362,781	460,301	840,256	—		3,665,375
General and administrative	106,864	63	—	—	—		106,927
Depreciation and amortization	5,348	68,329	10,917	60,717	—		145,311
Total costs and expenses	114,249	2,431,173	471,218	900,973	—		3,917,613
Income (loss) from operations	(113,708)	298,630	33,403	81,522	—		299,847
Other income and expense:
Intercompany interest and royalty fees	31,083	(17,404)	(13,679)	—	—		—
Intercompany management fees	168,915	(140,300)	(28,615)	—	—		—
Loss on early retirement of debt	(773)	—	—	(10,853)	—		(11,626)
Equity in earnings of unconsolidated subsidiaries	—	19,838	105	—	—		19,943
Non-operating gain	33,932	8,719	—	—	—		42,651
Interest income (expense)	(132,066)	315	(34)	(38,296)	—		(170,081)
Income (loss) before income taxes	(12,617)	169,798	(8,820)	32,373	—		180,734
Income tax expense (benefit)	(14,461)	54,557	2,656	12,712	—		55,464
Equity in earnings (losses) of consolidated subsidiaries	113,567	(8,093)	—	—	(105,474)	(a)	—
Net income (loss)	115,411	107,148	(11,476)	19,661	(105,474)		125,270
Less: Net income (loss) attributable to non-controlling interests	—	218	(2,536)	12,177	—		9,859
Net income (loss) attributable to Select Medical Corporation	$115,411	$106,930	$(8,940)	$7,484	$(105,474)		$115,411
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Financial Information for Subsidiary Guarantors and Non-Guarantor Subsidiaries under Select’s 6.375% Senior Notes (Continued)

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2016

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income (loss)	$115,411	$107,148	$(11,476)	$19,661	$(105,474)	(a)	$125,270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	20,380	96	—	—		20,476
Depreciation and amortization	5,348	68,329	10,917	60,717	—		145,311
Provision for bad debts	—	511	—	21	—		532
Equity in earnings of unconsolidated subsidiaries	—	(19,838)	(105)	—	—		(19,943)
Equity in earnings of consolidated subsidiaries	(113,567)	8,093	—	—	105,474	(a)	—
Loss on extinguishment of debt	773	—	—	10,853	—		11,626
Loss (gain) on sale of assets and businesses	(33,738)	(12,975)	246	(21)	—		(46,488)
Gain on sale of equity investment	—	(2,779)	—	—	—		(2,779)
Impairment of equity investment	—	5,339	—	—	—		5,339
Stock compensation expense	16,643	—	—	770	—		17,413
Amortization of debt discount, premium and issuance costs	12,358	—	—	3,298	—		15,656
Deferred income taxes	(709)	—	—	(11,882)	—		(12,591)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	56,165	(30,045)	3,121	—		29,241
Other current assets	(1,432)	10,293	(4,602)	13,191	—		17,450
Other assets	(2,978)	51,586	(53,295)	13,977	—		9,290
Accounts payable	330	(24,679)	5,781	3,076	—		(15,492)
Accrued expenses	(1,287)	52,783	(1,110)	(4,094)	—		46,292
Net cash provided by (used in) operating activities	(2,848)	320,356	(83,593)	112,688	—		346,603
Investing activities
Business combinations, net of cash acquired	(406,305)	(59,520)	(953)	(5,428)	—		(472,206)
Purchases of property and equipment	(15,262)	(101,864)	(28,561)	(15,946)	—		(161,633)
Investment in businesses	—	(4,723)	—	—	—		(4,723)
Proceeds from sale of assets and businesses	63,418	16,978	67	—	—		80,463
Proceeds from sale of equity investment	—	3,779	—	—	—		3,779
Net cash used in investing activities	(358,149)	(145,350)	(29,447)	(21,374)	—		(554,320)
Financing activities
Borrowings on revolving facilities	575,000	—	—	—	—		575,000
Payments on revolving facilities	(650,000)	—	—	(5,000)	—		(655,000)
Proceeds from term loans	600,127	—	—	195,217	—		795,344
Payments on term loans	(230,524)	—	—	(207,510)	—		(438,034)
Borrowings of other debt	11,935	—	12,970	2,816	—		27,721
Principal payments on other debt	(15,144)	(751)	(2,554)	(2,952)	—		(21,401)
Dividends paid to Holdings	(2,929)	—	—	—	—		(2,929)
Equity investment by Holdings	1,672	—	—	—	—		1,672
Intercompany	67,115	(169,163)	102,048	—	—		—
Increase in overdrafts	10,746	—	—	—	—		10,746
Proceeds from issuance of non-controlling interests	—	—	11,846	—	—		11,846
Distributions to and purchases of non-controlling interests	—	(2,331)	(6,839)	(3,484)	—		(12,654)
Net cash provided by (used in) financing activities	367,998	(172,245)	117,471	(20,913)	—		292,311
Net increase in cash and cash equivalents	7,001	2,761	4,431	70,401	—		84,594
Cash and cash equivalents at beginning of period	4,070	3,706	625	6,034	—		14,435
Cash and cash equivalents at end of period	$11,071	$6,467	$5,056	$76,435	$—		$99,029
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

SELECT MEDICAL HOLDINGS CORPORATION
AND SELECT MEDICAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Selected Quarterly Financial Data (Unaudited)
The tables below sets forth selected unaudited financial data for each quarter of the last two years. The financial data presented below is the same for both Select Medical Holdings Corporation and Select Medical Corporation, except for earnings per common share which is limited to Select Medical Holdings Corporation.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
For the year ended December 31, 2017
Net operating revenues(1)	$1,091,517	$1,102,465	$1,077,014	$1,094,249
Income from operations	91,765	115,663	72,098	76,352
Net income	23,463	51,300	24,824	121,058
Net income attributable to Select Medical Holdings Corporation	15,870	42,055	18,462	100,797
Earnings per common share(2):
Basic	$0.12	$0.32	$0.14	$0.75
Diluted	$0.12	$0.32	$0.14	$0.75

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
For the year ended December 31, 2018
Net operating revenues	$1,252,964	$1,296,210	$1,267,401	$1,264,683
Income from operations	108,598	120,561	99,837	88,283
Net income	43,982	60,559	42,679	29,722
Net income attributable to Select Medical Holdings Corporation	33,739	46,511	32,917	24,673
Earnings per common share(2):
Basic	$0.25	$0.35	$0.24	$0.18
Diluted	$0.25	$0.35	$0.24	$0.18
_______________________________________________________________________________

(1)	Net operating revenues were retrospectively conformed to reflect the adoption of Topic 606, Revenue from Contracts with Customers.

(2)	Due to rounding, the summation of quarterly earnings per common share balances may not equal year to date equivalents.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 21, 2019, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation
Select Medical Corporation
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Income Tax Valuation Allowance
Year ended December 31, 2018	$12,986	$1,032	$3,875	$—	$17,893
Year ended December 31, 2017	$26,421	$(13,435)	$—	$—	$12,986
Year ended December 31, 2016	$7,586	$(118)	$18,975	$(22)	$26,421
_______________________________________________________________________________

(1)	Includes valuation allowance reserves resulting from business combinations.

(2)	Valuation allowance deductions relate to the disposition of certain subsidiaries.