Form 10-Q
period 2019-03-31
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2019-05-02
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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
(717) 972-1100
(Registrants’ telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SEM	New York Stock Exchange (NYSE)
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
Emerging Growth Company ☐
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2019, Select Medical Holdings Corporation had outstanding 135,416,312 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$175,178	$147,815	$175,178	$147,815
Accounts receivable	706,676	779,861	706,676	779,861
Prepaid income taxes	20,539	7,709	20,539	7,709
Other current assets	90,131	117,500	90,131	117,500
Total Current Assets	992,524	1,052,885	992,524	1,052,885
Operating lease right-of-use assets	—	982,616	—	982,616
Property and equipment, net	979,810	972,807	979,810	972,807
Goodwill	3,320,726	3,323,749	3,320,726	3,323,749
Identifiable intangible assets, net	437,693	426,428	437,693	426,428
Other assets	233,512	263,007	233,512	263,007
Total Assets	$5,964,265	$7,021,492	$5,964,265	$7,021,492
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,083	$31,133	$25,083	$31,133
Current operating lease liabilities	—	205,145	—	205,145
Current portion of long-term debt and notes payable	43,865	12,329	43,865	12,329
Accounts payable	146,693	140,581	146,693	140,581
Accrued payroll	172,386	142,289	172,386	142,289
Accrued vacation	110,660	116,675	110,660	116,675
Accrued interest	12,137	22,593	12,137	22,593
Accrued other	190,691	205,535	190,691	205,535
Income taxes payable	3,671	8,657	3,671	8,657
Total Current Liabilities	705,186	884,937	705,186	884,937
Non-current operating lease liabilities	—	820,007	—	820,007
Long-term debt, net of current portion	3,249,516	3,299,103	3,249,516	3,299,103
Non-current deferred tax liability	153,895	153,863	153,895	153,863
Other non-current liabilities	158,940	105,791	158,940	105,791
Total Liabilities	4,267,537	5,263,701	4,267,537	5,263,701
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	780,488	833,241	780,488	833,241
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 135,265,864 and 135,262,866 shares issued and outstanding at 2018 and 2019, respectively	135	135	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	482,556	488,303	970,156	975,903
Retained earnings (accumulated deficit)	320,351	313,593	(167,114)	(173,872)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	803,042	802,031	803,042	802,031
Non-controlling interests	113,198	122,519	113,198	122,519
Total Equity	916,240	924,550	916,240	924,550
Total Liabilities and Equity	$5,964,265	$7,021,492	$5,964,265	$7,021,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2019	2018	2019
Net operating revenues	$1,252,964	$1,324,631	$1,252,964	$1,324,631
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,065,813	1,132,092	1,065,813	1,132,092
General and administrative	31,782	28,677	31,782	28,677
Depreciation and amortization	46,771	52,138	46,771	52,138
Total costs and expenses	1,144,366	1,212,907	1,144,366	1,212,907
Income from operations	108,598	111,724	108,598	111,724
Other income and expense:
Loss on early retirement of debt	(10,255)	—	(10,255)	—
Equity in earnings of unconsolidated subsidiaries	4,697	4,366	4,697	4,366
Non-operating gain	399	6,532	399	6,532
Interest expense	(47,163)	(50,811)	(47,163)	(50,811)
Income before income taxes	56,276	71,811	56,276	71,811
Income tax expense	12,294	18,467	12,294	18,467
Net income	43,982	53,344	43,982	53,344
Less: Net income attributable to non-controlling interests	10,243	12,510	10,243	12,510
Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$33,739	$40,834	$33,739	$40,834
Earnings per common share (Note 11):
Basic	$0.25	$0.30
Diluted	$0.25	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2019

	Select Medical Holdings Corporation Stockholders
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	135,266	$135	$482,556	$320,351	$803,042	$113,198	$916,240
Net income attributable to Select Medical Holdings Corporation				40,834	40,834		40,834
Net income attributable to non-controlling interests					—	4,810	4,810
Issuance of restricted stock	21	0	0		—		—
Forfeitures of unvested restricted stock	(24)	0	0		—		—
Vesting of restricted stock			5,488		5,488		5,488
Issuance of non-controlling interests					—	6,837	6,837
Distributions to and purchases of non-controlling interests			259		259	(2,739)	(2,480)
Redemption adjustment on non-controlling interests				(47,470)	(47,470)		(47,470)
Other				(122)	(122)	413	291
Balance at March 31, 2019	135,263	$135	$488,303	$313,593	$802,031	$122,519	$924,550

	For the Three Months Ended March 31, 2018

	Select Medical Holdings Corporation Stockholders
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	134,115	$134	$463,499	$359,735	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation				33,739	33,739		33,739
Net income attributable to non-controlling interests					—	4,500	4,500
Issuance of restricted stock	4	0	0		—		—
Forfeitures of unvested restricted stock	(88)	0	0		—		—
Vesting of restricted stock			4,717		4,717		4,717
Repurchase of common shares	(7)	0	(69)	(53)	(122)		(122)
Exercise of stock options	80	0	738		738		738
Issuance and exchange of non-controlling interests				74,341	74,341		74,341
Distributions to non-controlling interests				(83,233)	(83,233)	(1,094)	(84,327)
Redemption adjustment on non-controlling interests				(1,051)	(1,051)		(1,051)
Other				103	103	35	138
Balance at March 31, 2018	134,104	$134	$468,885	$383,581	$852,600	$112,677	$965,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income (Continued)
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2019

	Select Medical Corporation Stockholders
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	0	$0	$970,156	$(167,114)	$803,042	$113,198	$916,240
Net income attributable to Select Medical Corporation				40,834	40,834		40,834
Net income attributable to non-controlling interests					—	4,810	4,810
Contribution related to restricted stock award issuances by Holdings			5,488		5,488		5,488
Issuance of non-controlling interests					—	6,837	6,837
Distributions to and purchases of non-controlling interests			259		259	(2,739)	(2,480)
Redemption adjustment on non-controlling interests				(47,470)	(47,470)		(47,470)
Other				(122)	(122)	413	291
Balance at March 31, 2019	0	$0	$975,903	$(173,872)	$802,031	$122,519	$924,550

	For the Three Months Ended March 31, 2018

	Select Medical Corporation Stockholders
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	0	$0	$947,370	$(124,002)	$823,368	$109,236	$932,604
Net income attributable to Select Medical Corporation				33,739	33,739		33,739
Net income attributable to non-controlling interests					—	4,500	4,500
Additional investment by Holdings			738		738		738
Dividends declared and paid to Holdings				(122)	(122)		(122)
Contribution related to restricted stock award issuances by Holdings			4,717		4,717		4,717
Issuance and exchange of non-controlling interests				74,341	74,341		74,341
Distributions to non-controlling interests				(83,233)	(83,233)	(1,094)	(84,327)
Redemption adjustment on non-controlling interests				(1,051)	(1,051)		(1,051)
Other				103	103	35	138
Balance at March 31, 2018	0	$0	$952,825	$(100,225)	$852,600	$112,677	$965,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2019	2018	2019
Operating activities
Net income	$43,982	$53,344	$43,982	$53,344
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	1,364	7,872	1,364	7,872
Depreciation and amortization	46,771	52,138	46,771	52,138
Provision for bad debts	85	1,567	85	1,567
Equity in earnings of unconsolidated subsidiaries	(4,697)	(4,366)	(4,697)	(4,366)
Loss on extinguishment of debt	412	—	412	—
Gain on sale of assets and businesses	(513)	(6,233)	(513)	(6,233)
Stock compensation expense	4,927	6,255	4,927	6,255
Amortization of debt discount, premium and issuance costs	3,136	3,231	3,136	3,231
Deferred income taxes	78	(81)	78	(81)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(45,811)	(74,752)	(45,811)	(74,752)
Other current assets	(8,945)	(7,523)	(8,945)	(7,523)
Other assets	16,633	57,319	16,633	57,319
Accounts payable	(6,552)	4,324	(6,552)	4,324
Accrued expenses	(11,981)	(69,163)	(11,981)	(69,163)
Income taxes	11,838	17,830	11,838	17,830
Net cash provided by operating activities	50,727	41,762	50,727	41,762
Investing activities
Business combinations, net of cash acquired	(515,359)	(6,120)	(515,359)	(6,120)
Purchases of property and equipment	(39,617)	(49,073)	(39,617)	(49,073)
Investment in businesses	(1,754)	(27,608)	(1,754)	(27,608)
Proceeds from sale of assets and businesses	691	2	691	2
Net cash used in investing activities	(556,039)	(82,799)	(556,039)	(82,799)
Financing activities
Borrowings on revolving facilities	165,000	360,000	165,000	360,000
Payments on revolving facilities	(150,000)	(220,000)	(150,000)	(220,000)
Proceeds from term loans	779,904	—	779,904	—
Payments on term loans	(2,875)	(132,685)	(2,875)	(132,685)
Revolving facility debt issuance costs	(1,333)	—	(1,333)	—
Borrowings of other debt	11,600	8,290	11,600	8,290
Principal payments on other debt	(5,909)	(6,155)	(5,909)	(6,155)
Repurchase of common stock	(122)	—	—	—
Dividends paid to Holdings	—	—	(122)	—
Proceeds from exercise of stock options	738	—	—	—
Equity investment by Holdings	—	—	738	—
Increase (decrease) in overdrafts	(7,916)	6,050	(7,916)	6,050
Proceeds from issuance of non-controlling interests	—	3,425	—	3,425
Distributions to and purchases of non-controlling interests	(286,641)	(5,251)	(286,641)	(5,251)
Net cash provided by financing activities	502,446	13,674	502,446	13,674
Net decrease in cash and cash equivalents	(2,866)	(27,363)	(2,866)	(27,363)
Cash and cash equivalents at beginning of period	122,549	175,178	122,549	175,178
Cash and cash equivalents at end of period	$119,683	$147,815	$119,683	$147,815
Supplemental Information
Cash paid for interest	$35,233	$37,199	$35,233	$37,199
Cash paid for taxes	376	718	376	718
Non-cash equity exchange for acquisition of U.S. HealthWorks	238,000	—	238,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2019, and for the three month periods ended March 31, 2018 and 2019, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2019.

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
Credit Risk Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances and trade receivables. The Company’s excess cash is held with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. The Company’s general policy is to verify insurance coverage prior to the date of admission for patients admitted to the Company’s critical illness recovery hospitals and rehabilitation hospitals. Within the Company’s outpatient rehabilitation clinics, the Company verifies insurance coverage prior to the patient’s visit.  Within the Company’s Concentra centers, the Company verifies insurance coverage or receives authorization from the patient’s employer prior to the patient’s visit.
Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only significant concentration of credit risk. Approximately 16% and 18% of the Company’s accounts receivable are from Medicare at December 31, 2018, and March 31, 2019, respectively.
Leases
The Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. Most of the Company’s facility and equipment leases are classified as operating leases.
Balance Sheet
For both operating and finance leases, the Company recognizes a right-of-use asset and lease liability at lease commencement. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents an obligation to make lease payments arising from a lease which are measured on a discounted basis. The Company elected the short-term lease exemption for its equipment leases; accordingly, equipment leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.

Lease liabilities are measured at the present value of the remaining, fixed lease payments at lease commencement. The Company primarily uses its incremental borrowing rate, based on the information available at lease commencement, in determining the present value of its remaining lease payments. The Company’s leases may also specify extension or termination clauses. These options are factored into the measurement of the lease liability when it is reasonably certain that the Company will exercise the option. Right-of-use assets are measured at an amount equal to the initial lease liability, plus any prepaid lease payments (less any incentives received, such as reimbursement for leasehold improvements) and initial direct costs, at the lease commencement date.
The Company has elected to account for lease and non-lease components, such as common area maintenance, as a single lease component for its facility leases. As a result, the fixed payments that would otherwise be allocated to the non-lease components will be accounted for as lease payments and are included in the measurement of the Company’s right-of-use asset and lease liability.
Statement of Operations
For the Company’s operating leases, rent expense, a component of cost of services and general and administrative expenses on the consolidated statements of operations, is recognized on a straight-line basis over the lease term. The straight-line rent expense is reflective of the interest expense on the lease liability using the effective interest method and the amortization of the right-of-use asset.
For the Company’s finance leases, interest expense on the lease liability is recognized using the effective interest method. Amortization expense related to the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.
The Company elected the short-term lease exemption for its equipment leases. For these leases, the Company recognizes lease payments on a straight-line basis over the lease term and variable lease payments are expensed as incurred. These expenses are included as components of cost of services on the consolidated statements of operations.
The Company makes payments related to changes in indexes or rates after the lease commencement date. Additionally, the Company makes payments, which are not fixed at lease commencement, for property taxes, insurance, and common area maintenance related to its facility leases. These variable lease payments, which are expensed as incurred, are included as a component of cost of services and general and administrative expenses on the consolidated statements of operations.
Redeemable Non-Controlling Interests
The ownership interests held by outside parties in subsidiaries, limited liability companies, and limited partnerships controlled by the Company are classified as non-controlling interests. Some of the Company’s non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and have been adjusted to their approximate redemption values after the attribution of net income or loss.
The changes in redeemable non-controlling interests, which are the same for Holdings and Select, are as follows (in thousands):

Balance as of December 31, 2017	$640,818
Net income attributable to redeemable non-controlling interests	5,743
Issuance and exchange of redeemable non-controlling interests	163,659
Distributions to redeemable non-controlling interests	(203,972)
Redemption adjustment on redeemable non-controlling interests	1,051
Other	175
Balance as of March 31, 2018	$607,474

Balance as of December 31, 2018	$780,488
Net income attributable to redeemable non-controlling interests	7,700
Distributions to and purchases of redeemable non-controlling interests	(2,771)
Redemption adjustment on redeemable non-controlling interests	47,470
Other	354
Balance as of March 31, 2019	$833,241

Recent Accounting Pronouncements
Financial Instruments

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. The current standard delays the recognition of a credit loss on a financial asset until the loss is probable of occurring. The new standard removes the requirement that a credit loss be probable of occurring for it to be recognized and requires entities to use historical experience, current conditions, and reasonable and supportable forecasts to estimate their future expected credit losses. The Company’s accounts receivable derived from contracts with customers will be subject to ASU 2016-13.

The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance must be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the earliest comparative period in the financial statements. Given the very high rate of collectability of the Company’s accounts receivable derived from contracts with customers, the Company believes that the impact of ASU 2016-13 is unlikely to be material.
Recently Adopted Accounting Pronouncements
Leases
The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases using a modified retrospective approach as of January 1, 2019, for leases which existed on that date. Prior comparative periods were not adjusted and continue to be reported in accordance with ASC Topic 840, Leases.
The Company elected the package of practical expedients, which permitted the Company not to reassess under ASC Topic 842 the Company’s prior conclusions about lease identification, lease classification, and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.
The adoption of the standard resulted in the recognition of operating lease right-of-use assets of $1,015.0 million and operating lease liabilities of $1,057.0 million at January 1, 2019. The difference between the operating lease right-of-use assets and operating lease liabilities resulted from the reclassification of prepaid rent, deferred rent, unamortized lease incentives, and acquired favorable and unfavorable leasehold interests upon adoption. The Company did not recognize a cumulative-effect adjustment to retained earnings upon adoption.

3.	Acquisitions
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra Inc. (“Concentra”) acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, Inc. (“U.S. HealthWorks”), an occupational medicine and urgent care service provider, from Dignity Health Holding Corporation (“DHHC”).
Concentra acquired U.S. HealthWorks for $753.6 million. DHHC, a subsidiary of Dignity Health, was issued a 20.0% equity interest in Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”) which was valued at $238.0 million. The remainder of the purchase price was paid in cash. Select retained a majority voting interest in Concentra Group Holdings Parent following the closing of the transaction.
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

For the period February 1, 2018 through March 31, 2018, U.S. HealthWorks contributed net operating revenues of $89.9 million which is reflected in the Company’s consolidated statement of operations for the three months ended March 31, 2018. Due to the integrated nature of the Company’s operations, the Company believes that it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.
Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisition of U.S. HealthWorks occurred on January 1, 2017. These results are not necessarily indicative of the results of future operations nor of the results that would have occurred had the acquisition been consummated on the aforementioned date. For the three months ended March 31, 2019, the Company’s results of operations include U.S. HealthWorks for the entire period and no pro forma adjustments were made.

Three Months Ended March 31, 2018
(in thousands)
Net operating revenues	$1,300,544
Net income attributable to the Company	34,538

The Company’s pro forma results were adjusted to recognize U.S. HealthWorks acquisition costs as of January 1, 2017. Accordingly, for the three months ended March 31, 2018, pro forma results were adjusted to exclude $2.9 million of U.S. HealthWorks acquisition costs.

4.	Sale of Businesses
The Company recognized a non-operating gain of $6.5 million during the three months ended March 31, 2019, which resulted from the sale of 22 wholly-owned outpatient rehabilitation clinics to a non-consolidating subsidiary.

5.	Variable Interest Entities
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
Based on the provisions of these agreements, Concentra has the ability to direct the activities which most significantly impact the performance of these professional corporations and associations and has an obligation to absorb losses or receive benefits which could potentially be significant to the professional corporations and associations. Accordingly, the professional corporations and associations are variable interest entities for which Concentra is the primary beneficiary.
The total assets of Concentra’s variable interest entities, which are comprised principally of accounts receivable, were $166.2 million and $177.6 million at December 31, 2018, and March 31, 2019, respectively. The total liabilities of Concentra’s variable interest entities, which are comprised principally of accounts payable, accrued expenses, and obligations payable for services received under the aforementioned management agreements, were $164.4 million and $175.8 million at December 31, 2018, and March 31, 2019, respectively.

6.	Leases
The Company has operating and finance leases for its facilities and certain equipment. The Company leases its corporate office space from related parties.
The Company’s critical illness recovery hospitals and rehabilitation hospitals generally have lease terms of 10 years with two, five year renewal options. These renewal options vary for hospitals which operate as a hospital within a hospital, or “HIH.” The Company’s outpatient rehabilitation clinics generally have lease terms of five years with two, three to five year renewal options. The Company’s Concentra centers generally have lease terms of 10 years with two, five year renewal options.
For the three months ended March 31, 2019, the Company’s total lease cost was as follows (in thousands):

	Unrelated Parties	Related Parties	Total
Operating lease cost	$66,836	$1,342	$68,178
Finance lease cost:
Amortization of right-of-use assets	36	—	36
Interest on lease liabilities	97	—	97
Short-term lease cost	592	—	592
Variable lease cost	11,836	156	11,992
Sublease income	(2,488)	—	(2,488)
Total lease cost	$76,909	$1,498	$78,407

For the three months ended March 31, 2019, supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$68,352
Operating cash flows for finance leases	97
Financing cash flows for finance leases	85
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$1,080,992
_______________________________________________________________________________

(1)	Includes the right-of-use assets obtained in exchange for lease liabilities of $1,057.0 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

As of March 31, 2019, supplemental balance sheet information related to leases was as follows (in thousands):

	Operating Leases
	Unrelated Parties	Related Parties	Total
Operating lease right-of-use assets	$962,186	$20,430	$982,616

Current operating lease liabilities	$200,420	$4,725	$205,145
Non-current operating lease liabilities	801,094	18,913	820,007
Total operating lease liabilities	$1,001,514	$23,638	$1,025,152

	Finance Leases
	Unrelated Parties	Related Parties	Total
Property and equipment, gross	$2,813	$—	$2,813
Accumulated depreciation	(36)	—	(36)
Property and equipment, net	$2,777	$—	$2,777

Current portion of long-term debt and notes payable	$167	$—	$167
Long-term debt, net of current portion	4,214	—	4,214
Total finance lease liabilities	$4,381	$—	$4,381

As of March 31, 2019, the weighted average remaining lease terms and discount rates was as follows:

Weighted average remaining lease term (in years):
Operating leases	8.1
Finance leases	13.7
Weighted average discount rate:
Operating leases	5.9%
Finance leases	9.0%

As of March 31, 2019, maturities of lease liabilities were approximately as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019	$196,381	$431	$196,812
2020	230,500	526	231,026
2021	192,525	537	193,062
2022	151,581	548	152,129
2023	111,167	558	111,725
Thereafter	501,279	5,075	506,354
Total undiscounted cash flows	1,383,433	7,675	1,391,108
Less: Imputed interest	358,281	3,294	361,575
Total discounted lease liabilities	$1,025,152	$4,381	$1,029,533

In accordance with ASC Topic 840, Leases, and as disclosed in the Company’s 2018 Annual Report on Form 10-K, the Company’s future minimum lease obligations on long-term, non-cancelable operating leases with related and unrelated parties as of December 31, 2018, were approximately as follows (in thousands):

Total
2019	$267,846
2020	231,711
2021	193,155
2022	150,155
2023	107,759
Thereafter	484,038
$1,434,664

7.	Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2018	$1,045,220	$416,646	$642,422	$1,216,438	$3,320,726
Acquired	—	6,964	746	937	8,647
Sold	—	—	(5,624)	—	(5,624)
Balance as of March 31, 2019	$1,045,220	$423,610	$637,544	$1,217,375	$3,323,749

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2018			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	19,174	—	19,174	19,221	—	19,221
Accreditations	1,857	—	1,857	1,857	—	1,857
Finite-lived intangible assets:
Trademarks	5,000	(4,583)	417	5,000	(5,000)	—
Customer relationships	280,710	(61,900)	218,810	283,090	(68,150)	214,940
Favorable leasehold interests(1)	13,553	(6,064)	7,489	—	—	—
Non-compete agreements	29,400	(6,152)	23,248	30,483	(6,771)	23,712
Total identifiable intangible assets	$516,392	$(78,699)	$437,693	$506,349	$(79,921)	$426,428
_______________________________________________________________________________

(1)	Favorable leasehold interests are a component of the operating lease right-of-use assets upon adoption of ASC Topic 842, Leases.
The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At March 31, 2019, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 7.9 years, respectively.

The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $6.4 million and $7.1 million for the three months ended March 31, 2018 and 2019, respectively.

8.	Long-Term Debt and Notes Payable
For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.
As of March 31, 2019, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$493	$(4,162)	$706,331	$711,775
Credit facilities:
Revolving facility	160,000	—	—	160,000	147,200
Term loan	1,031,068	(9,267)	(8,827)	1,012,974	1,024,624
Other	64,808	—	(464)	64,344	64,344
Total Select debt	1,965,876	(8,774)	(13,453)	1,943,649	1,947,943
Concentra:
Credit facilities:
Term loans	1,380,297	(2,555)	(16,877)	1,360,865	1,373,545
Other debt, including finance leases	6,918	—	—	6,918	6,918
Total Concentra debt	1,387,215	(2,555)	(16,877)	1,367,783	1,380,463
Total debt	$3,353,091	$(11,329)	$(30,330)	$3,311,432	$3,328,406

Principal maturities of the Company’s long-term debt and notes payable were approximately as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Select:
6.375% senior notes	$—	$—	$710,000	$—	$—	$—	$710,000
Credit facilities:
Revolving facility	—	—	—	160,000	—	—	160,000
Term loan	—	—	—	—	—	1,031,068	1,031,068
Other	9,262	27,211	1,781	—	—	26,554	64,808
Total Select debt	9,262	27,211	711,781	160,000	—	1,057,622	1,965,876
Concentra:
Credit facilities:
Term loans	—	—	—	1,140,298	239,999	—	1,380,297
Other debt, including finance leases	1,644	754	330	358	363	3,469	6,918
Total Concentra debt	1,644	754	330	1,140,656	240,362	3,469	1,387,215
Total debt	$10,906	$27,965	$712,111	$1,300,656	$240,362	$1,061,091	$3,353,091

As of December 31, 2018, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$550	$(4,642)	$705,908	$706,450
Credit facilities:
Revolving facility	20,000	—	—	20,000	18,400
Term loan	1,129,875	(9,690)	(9,321)	1,110,864	1,076,206
Other	56,415	—	(484)	55,931	55,931
Total Select debt	1,916,290	(9,140)	(14,447)	1,892,703	1,856,987
Concentra:
Credit facilities:
Term loans	1,414,175	(2,765)	(18,648)	1,392,762	1,357,802
Other debt, including finance leases	7,916	—	—	7,916	7,916
Total Concentra debt	1,422,091	(2,765)	(18,648)	1,400,678	1,365,718
Total debt	$3,338,381	$(11,905)	$(33,095)	$3,293,381	$3,222,705

Excess Cash Flow Payment
During the three months ended March 31, 2019, Select made a principal prepayment of approximately $98.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities. The principal prepayment was applied against future payments sequentially; as a result, no further loan amortization payments will be required on the Select term loan until maturity on March 6, 2025.
During the three months ended March 31, 2019, Concentra made a principal prepayment of approximately $33.9 million associated with its term loans in accordance with the provision in the Concentra credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Concentra credit facilities. The principal prepayment was applied against future payments sequentially; as a result, no further loan amortization payments will be required on the terms loans outstanding under the Concentra first lien credit agreement until maturity on June 1, 2022.
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

9.	Segment Information
The Company’s reportable segments include the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services and certain other non-consolidating joint ventures and minority investments in other healthcare related businesses.
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

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Net operating revenues:
Critical illness recovery hospital	$464,676	$462,159
Rehabilitation hospital	174,774	188,954
Outpatient rehabilitation	257,381	277,197
Concentra	356,116	396,321
Other	17	—
Total Company	$1,252,964	$1,324,631
Adjusted EBITDA:
Critical illness recovery hospital	$72,972	$72,998
Rehabilitation hospital	26,776	25,797
Outpatient rehabilitation	30,525	28,991
Concentra	57,797	66,258
Other	(24,838)	(23,927)
Total Company	$163,232	$170,117
Total assets:
Critical illness recovery hospital	$1,862,791	$2,062,659
Rehabilitation hospital	877,750	1,089,391
Outpatient rehabilitation	973,122	1,250,015
Concentra	2,143,405	2,464,317
Other	111,575	155,110
Total Company	$5,968,643	$7,021,492
Purchases of property and equipment, net:
Critical illness recovery hospital	$10,472	$10,160
Rehabilitation hospital	12,917	13,183
Outpatient rehabilitation	7,338	9,040
Concentra	6,621	15,698
Other	2,269	992
Total Company	$39,617	$49,073

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$72,972	$26,776	$30,525	$57,797	$(24,838)
Depreciation and amortization	(11,058)	(5,722)	(6,637)	(21,147)	(2,207)
Stock compensation expense	—	—	—	(211)	(4,716)
U.S. HealthWorks acquisition costs	—	—	—	(2,936)	—
Income (loss) from operations	$61,914	$21,054	$23,888	$33,503	$(31,761)	$108,598
Loss on early retirement of debt						(10,255)
Equity in earnings of unconsolidated subsidiaries						4,697
Non-operating gain						399
Interest expense						(47,163)
Income before income taxes						$56,276

	Three Months Ended March 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$72,998	$25,797	$28,991	$66,258	$(23,927)
Depreciation and amortization	(11,451)	(6,402)	(7,032)	(24,904)	(2,349)
Stock compensation expense	—	—	—	(767)	(5,488)
Income (loss) from operations	$61,547	$19,395	$21,959	$40,587	$(31,764)	$111,724
Equity in earnings of unconsolidated subsidiaries						4,366
Non-operating gain						6,532
Interest expense						(50,811)
Income before income taxes						$71,811

10.	Revenue from Contracts with Customers
Net operating revenues consist primarily of patient service revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$240,992	$72,841	$38,190	$628
Non-Medicare	220,006	61,902	188,900	353,252
Total patient services revenues	460,998	134,743	227,090	353,880
Other revenues	3,678	40,031	30,291	2,236
Total net operating revenues	$464,676	$174,774	$257,381	$356,116

	Three Months Ended March 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra
	(in thousands)
Patient service revenues:
Medicare	$238,169	$74,579	$40,278	$555
Non-Medicare	216,959	70,642	187,914	393,236
Total patient services revenues	455,128	145,221	228,192	393,791
Other revenues	7,031	43,733	49,005	2,530
Total net operating revenues	$462,159	$188,954	$277,197	$396,321

11.	Earnings per Share
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

(i)
Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no dividends declared or contractual dividends paid for the three months ended March 31, 2018 and 2019.

(ii)
The remaining undistributed net income of the Company is then equally allocated to its common stock and unvested restricted stock awards, as if all of the earnings for the period had been distributed. The total net income allocated to each security is determined by adding both distributed and undistributed net income for the period.

(i)	The net income allocated to each security is then divided by the weighted average number of outstanding shares for the period to determine the EPS for each security considered in the two-class method.
The following table sets forth the net income attributable to the Company, its common shares outstanding, and its participating securities outstanding.

	Basic EPS		Diluted EPS
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2019	2018	2019
	(in thousands)
Net income	$43,982	$53,344	$43,982	$53,344
Less: net income attributable to non-controlling interests	10,243	12,510	10,243	12,510
Net income attributable to the Company	33,739	40,834	33,739	40,834
Less: net income attributable to participating securities	1,111	1,343	1,110	1,343
Net income attributable to common shares	$32,628	$39,491	$32,629	$39,491
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended March 31, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$39,491	130,821	$0.30	$39,491	130,861	$0.30
Participating securities	1,343	4,449	$0.30	1,343	4,449	$0.30
Total Company	$40,834			$40,834

	Three Months Ended March 31, 2018
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$32,628	129,691	$0.25	$32,629	129,816	$0.25
Participating securities	1,111	4,416	$0.25	1,110	4,416	$0.25
Total Company	$33,739			$33,739
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

12.	Commitments and Contingencies
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
Thereafter, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010, which was based on certain statutory changes to the public disclosure bar language included in the Affordable Care Act. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff‑relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non‑retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff‑relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and up-coding and the plaintiff relators’ retaliation claims. The plaintiff-relators then proposed a case management plan seeking nationwide discovery involving all of the Company’s LTCHs for the period from March 23, 2010 through the present and allowing discovery that would facilitate the use of statistical sampling to prove liability, which the defendants opposed. In April 2018, a U.S. magistrate judge ruled that plaintiff‑relators’ discovery will be limited to only SSH-Evansville for the period from March 23, 2010 through September 30, 2016, and that the plaintiff‑relators will be required to prove the fraud that they allege on a claim-by-claim basis, rather than using statistical sampling. The plaintiff-relators appealed this decision to the district judge who, in March 2019, affirmed the decision of the magistrate judge regarding the geographic and temporal scope of the case, but ruled that the question of statistical sampling is not ripe for review.
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

13.	Condensed Consolidating Financial Information
Select’s 6.375% senior notes are fully and unconditionally and jointly and severally guaranteed, except for customary limitations, on a senior basis by all of Select’s wholly owned subsidiaries (the “Subsidiary Guarantors”). The Subsidiary Guarantors are defined as subsidiaries where Select, or a subsidiary of Select, holds all of the outstanding ownership interests. Certain of Select’s subsidiaries did not guarantee the 6.375% senior notes (the “Non-Guarantor Subsidiaries” and Concentra Group Holdings Parent and its subsidiaries, “Non-Guarantor Concentra”).
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

Select Medical Corporation
Condensed Consolidating Balance Sheet
March 31, 2019
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$78	$7,454	$3,353	$136,930	$—		$147,815
Accounts receivable	—	444,580	132,312	202,969	—		779,861
Intercompany receivables	—	1,723,869	91,005	—	(1,814,874)	(a)	—
Prepaid income taxes	399	5,132	—	2,833	(655)	(f)	7,709
Other current assets	30,152	33,973	10,025	43,350	—		117,500
Total Current Assets	30,629	2,215,008	236,695	386,082	(1,815,529)		1,052,885
Operating lease right-of-use assets	34,992	451,905	496,144	305,795	(306,220)	(a)	982,616
Property and equipment, net	28,774	622,323	107,147	214,563	—		972,807
Investment in affiliates	4,491,439	138,297	—	—	(4,629,736)	(b)(c)	—
Goodwill	—	2,106,374	—	1,217,375	—		3,323,749
Identifiable intangible assets, net	3	99,884	5,108	321,433	—		426,428
Other assets	36,974	208,431	33,207	19,069	(34,674)	(a)(e)	263,007
Total Assets	$4,622,811	$5,842,222	$878,301	$2,464,317	$(6,786,159)		$7,021,492
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$31,133	$—	$—	$—	$—		$31,133
Current operating lease liabilities	6,298	105,809	36,663	67,347	(10,972)	(a)	205,145
Current portion of long-term debt and notes payable	8,656	498	896	2,279	—		12,329
Accounts payable	12,198	77,245	23,396	27,742	—		140,581
Intercompany payables	1,723,869	91,005	—	—	(1,814,874)	(a)	—
Accrued payroll	4,080	87,957	2,744	47,508	—		142,289
Accrued vacation	4,855	64,878	14,953	31,989	—		116,675
Accrued interest	16,915	26	4	5,648	—		22,593
Accrued other	65,968	60,930	15,355	63,282	—		205,535
Income taxes payable	—	4,197	170	4,945	(655)	(f)	8,657
Total Current Liabilities	1,873,972	492,545	94,181	250,740	(1,826,501)		884,937
Non-current operating lease liabilities	31,902	370,579	465,664	247,673	(295,811)	(a)	820,007
Long-term debt, net of current portion	1,882,471	37	51,091	1,365,504	—		3,299,103
Non-current deferred tax liability	—	103,314	1,329	58,130	(8,910)	(e)	153,863
Other non-current liabilities	32,435	60,464	2,959	35,134	(25,201)	(a)	105,791
Total Liabilities	3,820,780	1,026,939	615,224	1,957,181	(2,156,423)		5,263,701
Redeemable non-controlling interests	—	—	—	17,283	815,958	(d)	833,241
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	975,903	—	—	—	—		975,903
Retained earnings (accumulated deficit)	(173,872)	1,575,968	(28,082)	24,837	(1,572,723)	(c)(d)	(173,872)
Subsidiary investment	—	3,239,315	291,159	459,625	(3,990,099)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	802,031	4,815,283	263,077	484,462	(5,562,822)		802,031
Non-controlling interests	—	—	—	5,391	117,128	(d)	122,519
Total Equity	802,031	4,815,283	263,077	489,853	(5,445,694)		924,550
Total Liabilities and Equity	$4,622,811	$5,842,222	$878,301	$2,464,317	$(6,786,159)		$7,021,492
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification to report net non-current deferred tax liability in consolidation.

(f)	Reclassification to report prepaid income taxes and income taxes payable by tax jurisdiction in consolidation.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2019
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$—	$719,830	$208,480	$396,321	$—		$1,324,631
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	739	624,475	176,048	330,830	—		1,132,092
General and administrative	28,697	(20)	—	—	—		28,677
Depreciation and amortization	2,231	20,534	4,469	24,904	—		52,138
Total costs and expenses	31,667	644,989	180,517	355,734	—		1,212,907
Income (loss) from operations	(31,667)	74,841	27,963	40,587	—		111,724
Other income and expense:
Intercompany interest and royalty fees	4,108	(1,102)	(2,643)	(363)	—		—
Intercompany management fees	61,472	(48,770)	(12,702)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,343	23	—	—		4,366
Non-operating gain	—	6,532	—	—	—		6,532
Interest income (expense)	(28,200)	120	(221)	(22,510)	—		(50,811)
Income before income taxes	5,713	35,964	12,420	17,714	—		71,811
Income tax expense	57	14,225	407	3,778	—		18,467
Equity in earnings of consolidated subsidiaries	35,178	7,211	—	—	(42,389)	(a)	—
Net income	40,834	28,950	12,013	13,936	(42,389)		53,344
Less: Net income attributable to non-controlling interests	—	—	4,802	7,708	—		12,510
Net income attributable to Select Medical Corporation	$40,834	$28,950	$7,211	$6,228	$(42,389)		$40,834
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2019
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$40,834	$28,950	$12,013	$13,936	$(42,389)	(a)	$53,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Distributions from unconsolidated subsidiaries	—	7,865	7	—	—		7,872
Depreciation and amortization	2,231	20,534	4,469	24,904	—		52,138
Provision for bad debts	—	21	1,532	14	—		1,567
Equity in earnings of unconsolidated subsidiaries	—	(4,343)	(23)	—	—		(4,366)
Equity in earnings of consolidated subsidiaries	(35,178)	(7,211)	—	—	42,389	(a)	—
Loss (gain) on sale of assets and businesses	300	(6,533)	—	—	—		(6,233)
Stock compensation expense	5,488	—	—	767	—		6,255
Amortization of debt discount, premium and issuance costs	1,286	—	—	1,945	—		3,231
Deferred income taxes	(364)	2,190	335	(2,242)	—		(81)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(46,927)	(15,161)	(12,664)	—		(74,752)
Other current assets	(7,386)	(1,991)	2,219	(365)	—		(7,523)
Other assets	1,674	28,412	13,292	17,909	(3,968)	(b)	57,319
Accounts payable	(1,785)	926	2,745	2,438	—		4,324
Accrued expenses	(480)	(34,475)	(14,477)	(22,999)	3,268	(b)	(69,163)
Income taxes	9,819	2,410	(20)	5,621	—		17,830
Net cash provided by (used in) operating activities	16,439	(10,172)	6,931	29,264	(700)		41,762
Investing activities
Business combinations, net of cash acquired	—	(3,905)	(410)	(1,805)	—		(6,120)
Purchases of property and equipment	(953)	(23,309)	(9,113)	(15,698)	—		(49,073)
Investment in businesses	—	(27,608)	—	—	—		(27,608)
Proceeds from sale of assets and businesses	—	2	—	—	—		2
Net cash used in investing activities	(953)	(54,820)	(9,523)	(17,503)	—		(82,799)
Financing activities
Borrowings on revolving facilities	360,000	—	—	—	—		360,000
Payments on revolving facilities	(220,000)	—	—	—	—		(220,000)
Payments on term loans	(98,807)	—	—	(33,878)	—		(132,685)
Borrowings of other debt	5,612	—	2,678	—	—		8,290
Principal payments on other debt	(3,140)	(161)	(1,113)	(1,741)	—		(6,155)
Intercompany	(65,200)	67,956	(3,456)	—	700	(b)	—
Increase in overdrafts	6,050	—	—	—	—		6,050
Proceeds from issuance of non-controlling interests	—	—	3,425	—	—		3,425
Distributions to and purchases of non-controlling interests	—	(2,923)	—	(2,328)	—		(5,251)
Net cash provided by (used in) financing activities	(15,485)	64,872	1,534	(37,947)	700		13,674
Net increase (decrease) in cash and cash equivalents	1	(120)	(1,058)	(26,186)	—		(27,363)
Cash and cash equivalents at beginning of period	77	7,574	4,411	163,116	—		175,178
Cash and cash equivalents at end of period	$78	$7,454	$3,353	$136,930	$—		$147,815
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

(b)	Elimination of intercompany balances.

Select Medical Corporation
Condensed Consolidating Balance Sheet
December 31, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$77	$7,574	$4,411	$163,116	$—		$175,178
Accounts receivable	—	397,674	118,683	190,319	—		706,676
Intercompany receivables	—	1,787,184	83,230	—	(1,870,414)	(a)	—
Prepaid income taxes	10,205	5,711	—	4,623	—		20,539
Other current assets	17,866	31,181	14,048	27,036	—		90,131
Total Current Assets	28,148	2,229,324	220,372	385,094	(1,870,414)		992,524
Property and equipment, net	30,103	625,947	103,006	220,754	—		979,810
Investment in affiliates	4,497,167	127,036	—	—	(4,624,203)	(b)(c)	—
Goodwill	—	2,104,288	—	1,216,438	—		3,320,726
Identifiable intangible assets, net	3	102,120	5,020	330,550	—		437,693
Other assets	37,281	145,467	33,417	26,032	(8,685)	(e)	233,512
Total Assets	$4,592,702	$5,334,182	$361,815	$2,178,868	$(6,503,302)		$5,964,265
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,083	$—	$—	$—	$—		$25,083
Current portion of long-term debt and notes payable	4,363	248	2,001	37,253	—		43,865
Accounts payable	14,033	84,343	20,956	27,361	—		146,693
Intercompany payables	1,787,184	83,230	—	—	(1,870,414)	(a)	—
Accrued payroll	15,533	99,803	5,936	51,114	—		172,386
Accrued vacation	4,613	60,989	13,942	31,116	—		110,660
Accrued interest	5,996	22	3	6,116	—		12,137
Accrued other	60,056	61,226	17,098	52,311	—		190,691
Income taxes payable	—	2,366	190	1,115	—		3,671
Total Current Liabilities	1,916,861	392,227	60,126	206,386	(1,870,414)		705,186
Long-term debt, net of current portion	1,837,241	448	48,402	1,363,425	—		3,249,516
Non-current deferred tax liability	—	101,214	994	60,372	(8,685)	(e)	153,895
Other non-current liabilities	35,558	59,901	9,194	54,287	—		158,940
Total Liabilities	3,789,660	553,790	118,716	1,684,470	(1,879,099)		4,267,537
Redeemable non-controlling interests	—	—	—	18,525	761,963	(d)	780,488
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	970,156	—	—	—	—		970,156
Retained earnings (accumulated deficit)	(167,114)	1,547,018	(29,553)	12,355	(1,529,820)	(c)(d)	(167,114)
Subsidiary investment	—	3,233,374	272,652	457,974	(3,964,000)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	803,042	4,780,392	243,099	470,329	(5,493,820)		803,042
Non-controlling interests	—	—	—	5,544	107,654	(d)	113,198
Total Equity	803,042	4,780,392	243,099	475,873	(5,386,166)		916,240
Total Liabilities and Equity	$4,592,702	$5,334,182	$361,815	$2,178,868	$(6,503,302)		$5,964,265
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification to report net non-current deferred tax liability in consolidation.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$17	$706,412	$190,419	$356,116	$—		$1,252,964
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	726	608,026	158,531	298,530	—		1,065,813
General and administrative	28,807	39	—	2,936	—		31,782
Depreciation and amortization	2,207	19,447	3,970	21,147	—		46,771
Total costs and expenses	31,740	627,512	162,501	322,613	—		1,144,366
Income (loss) from operations	(31,723)	78,900	27,918	33,503	—		108,598
Other income and expense:
Intercompany interest and royalty fees	8,119	(4,295)	(3,631)	(193)	—		—
Intercompany management fees	60,732	(49,540)	(11,192)	—	—		—
Loss on early retirement of debt	(2,229)	—	—	(8,026)	—		(10,255)
Equity in earnings of unconsolidated subsidiaries	—	4,684	13	—	—		4,697
Non-operating gain	—	399	—	—	—		399
Interest expense	(31,071)	(67)	(151)	(15,874)	—		(47,163)
Income before income taxes	3,828	30,081	12,957	9,410	—		56,276
Income tax expense (benefit)	514	11,935	93	(248)	—		12,294
Equity in earnings of consolidated subsidiaries	30,425	8,283	—	—	(38,708)	(a)	—
Net income	33,739	26,429	12,864	9,658	(38,708)		43,982
Less: Net income attributable to non-controlling interests	—	85	4,581	5,577	—		10,243
Net income attributable to Select Medical Corporation	$33,739	$26,344	$8,283	$4,081	$(38,708)		$33,739
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$33,739	$26,429	$12,864	$9,658	$(38,708)	(a)	$43,982
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	1,334	30	—	—		1,364
Depreciation and amortization	2,207	19,447	3,970	21,147	—		46,771
Provision for bad debts	—	42	—	43	—		85
Equity in earnings of unconsolidated subsidiaries	—	(4,684)	(13)	—	—		(4,697)
Equity in earnings of consolidated subsidiaries	(30,425)	(8,283)	—	—	38,708	(a)	—
Loss on extinguishment of debt	115	—	—	297	—		412
Loss (gain) on sale of assets and businesses	—	(516)	—	3	—		(513)
Stock compensation expense	4,716	—	—	211	—		4,927
Amortization of debt discount, premium and issuance costs	1,837	—	—	1,299	—		3,136
Deferred income taxes	(503)	1,383	(5)	(797)	—		78
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(28,475)	(13,600)	(3,736)	—		(45,811)
Other current assets	(5,890)	(569)	1,301	(3,787)	—		(8,945)
Other assets	3,788	(562)	599	12,808	—		16,633
Accounts payable	731	(3,435)	(985)	(2,863)	—		(6,552)
Accrued expenses	(10,370)	(2,667)	735	321	—		(11,981)
Income taxes	6,897	4,513	(111)	539	—		11,838
Net cash provided by operating activities	6,842	3,957	4,785	35,143	—		50,727
Investing activities
Business combinations, net of cash acquired	—	(321)	(22)	(515,016)	—		(515,359)
Purchases of property and equipment	(2,269)	(23,912)	(6,815)	(6,621)	—		(39,617)
Investment in businesses	—	(1,749)	—	(5)	—		(1,754)
Proceeds from sale of assets and businesses	—	691	—	—	—		691
Net cash used in investing activities	(2,269)	(25,291)	(6,837)	(521,642)	—		(556,039)
Financing activities
Borrowings on revolving facilities	165,000	—	—	—	—		165,000
Payments on revolving facilities	(150,000)	—	—	—	—		(150,000)
Proceeds from term loans (financing costs)	(11)	—	—	779,915	—		779,904
Payments on term loans	(2,875)	—	—	—	—		(2,875)
Revolving facility debt issuance costs	(837)	—	—	(496)	—		(1,333)
Borrowings of other debt	5,549	—	5,326	725	—		11,600
Principal payments on other debt	(3,226)	(145)	(957)	(1,581)	—		(5,909)
Dividends paid to Holdings	(122)	—	—	—	—		(122)
Equity investment by Holdings	738	—	—	—	—		738
Intercompany	(10,873)	22,125	(1,863)	(9,389)	—		—
Decrease in overdrafts	(7,916)	—	—	—	—		(7,916)
Distributions to non-controlling interests	—	—	(1,266)	(285,375)	—		(286,641)
Net cash provided by (used in) financing activities	(4,573)	21,980	1,240	483,799	—		502,446
Net increase (decrease) in cash and cash equivalents	—	646	(812)	(2,700)	—		(2,866)
Cash and cash equivalents at beginning of period	73	4,856	4,561	113,059	—		122,549
Cash and cash equivalents at end of period	$73	$5,502	$3,749	$110,359	$—		$119,683
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

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

•
a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•
other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as such risk factors may be updated from time to time in our periodic filings with the SEC.

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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics and occupational health centers in the United States. As of March 31, 2019, we had operations in 47 states and the District of Columbia. We operated 97 critical illness recovery hospitals in 28 states, 27 rehabilitation hospitals in 11 states, and 1,684 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 525 occupational health centers in 41 states as of March 31, 2019. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had net operating revenues of $1,324.6 million for the three months ended March 31, 2019. Of this total, we earned approximately 35% of our net operating revenues from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 21% from our outpatient rehabilitation segment, and approximately 30% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs.

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

The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Net income	$43,982	$53,344
Income tax expense	12,294	18,467
Interest expense	47,163	50,811
Non-operating gain	(399)	(6,532)
Equity in earnings of unconsolidated subsidiaries	(4,697)	(4,366)
Loss on early retirement of debt	10,255	—
Income from operations	108,598	111,724
Stock compensation expense:
Included in general and administrative	3,990	4,748
Included in cost of services	937	1,507
Depreciation and amortization	46,771	52,138
U.S. HealthWorks acquisition costs	2,936	—
Adjusted EBITDA	$163,232	$170,117
Summary Financial Results
Three Months Ended March 31, 2019
For the three months ended March 31, 2019, our net operating revenues increased 5.7% to $1,324.6 million, compared to $1,253.0 million for the three months ended March 31, 2018. Income from operations increased 2.9% to $111.7 million for the three months ended March 31, 2019, compared to $108.6 million for the three months ended March 31, 2018.
Net income increased 21.3% to $53.3 million for the three months ended March 31, 2019, compared to $44.0 million for the three months ended March 31, 2018. Net income included a pre-tax non-operating gain of $6.5 million for the three months ended March 31, 2019. Net income included pre-tax losses on early retirement of debt of $10.3 million, a pre-tax non-operating gain of $0.4 million, and pre-tax U.S. HealthWorks acquisition costs of $2.9 million for the three months ended March 31, 2018.
Adjusted EBITDA increased 4.2% to $170.1 million for the three months ended March 31, 2019, compared to $163.2 million for the three months ended March 31, 2018. Our Adjusted EBITDA margin was 12.8% for the three months ended March 31, 2019, compared to 13.0% for the three months ended March 31, 2018.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$462,159	$188,954	$277,197	$396,321	$—	$1,324,631
Operating expenses	389,161	163,157	248,206	330,830	29,415	1,160,769
Depreciation and amortization	11,451	6,402	7,032	24,904	2,349	52,138
Income (loss) from operations	$61,547	$19,395	$21,959	$40,587	$(31,764)	$111,724
Depreciation and amortization	11,451	6,402	7,032	24,904	2,349	52,138
Stock compensation expense	—	—	—	767	5,488	6,255
Adjusted EBITDA	$72,998	$25,797	$28,991	$66,258	$(23,927)	$170,117
Adjusted EBITDA margin	15.8%	13.7%	10.5%	16.7%	N/M	12.8%

	Three Months Ended March 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$464,676	$174,774	$257,381	$356,116	$17	$1,252,964
Operating expenses	391,704	147,998	226,856	301,466	29,571	1,097,595
Depreciation and amortization	11,058	5,722	6,637	21,147	2,207	46,771
Income (loss) from operations	$61,914	$21,054	$23,888	$33,503	$(31,761)	$108,598
Depreciation and amortization	11,058	5,722	6,637	21,147	2,207	46,771
Stock compensation expense	—	—	—	211	4,716	4,927
U.S. HealthWorks acquisition costs	—	—	—	2,936	—	2,936
Adjusted EBITDA	$72,972	$26,776	$30,525	$57,797	$(24,838)	$163,232
Adjusted EBITDA margin	15.7%	15.3%	11.9%	16.2%	N/M	13.0%

The following table summarizes changes in segment performance measures for the three months ended March 31, 2019, compared to the three months ended March 31, 2018:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	(0.5)%	8.1%	7.7%	11.3%	N/M	5.7%
Change in income from operations	(0.6)%	(7.9)%	(8.1)%	21.1%	(0.0)%	2.9%
Change in Adjusted EBITDA	0.0%	(3.7)%	(5.0)%	14.6%	3.7%	4.2%
_______________________________________________________________________________
N/M —     Not meaningful.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 27% of our net operating revenues for both the three months ended March 31, 2019, and for the year ended December 31, 2018.
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
Fiscal Year 2018. On August 14, 2017, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). Certain errors in the final rule published on August 14, 2017 were corrected in a final rule published October 4, 2017. The standard federal rate was set at $41,415, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018 included a market basket increase of 2.7%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the Affordable Care Act (“ACA”). The update to the standard federal rate for fiscal year 2018 was further impacted by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,381, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,537, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.
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
Fiscal Year 2020. On April 23, 2019, CMS released an advanced copy of the proposed policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). The standard federal rate would be set at $42,951, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020, if adopted, includes a market basket increase of 3.2%, less a productivity adjustment of 0.5%. The standard federal rate also includes an area wage budget neutrality factor of 1.0064747 and a temporary, one-time budget neutrality adjustment of 0.999856 in connection with the elimination of the 25 Percent Rule (discussed herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS, if adopted, would be set at $29,997, which is an increase from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate, if adopted, would be set at $26,994, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743. For LTCH discharges occurring in cost reporting periods beginning in FY 2020, site neutral payment rate cases will begin to be paid fully on the site neutral payment rate, rather than the transitional blended rate.

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
For fiscal year 2019 and thereafter, CMS eliminated the 25 Percent Rule entirely. The elimination of the 25 Percent Rule is being implemented in a budget neutral manner by adjusting the standard federal payment rates down such that the projection of aggregate LTCH payments would equal the projection of aggregate LTCH payments that would have been paid if the moratorium ended and the 25 Percent Rule went into effect on October 1, 2018. As a result, the elimination of the 25 Percent Rule includes a temporary, one-time adjustment to the fiscal year 2019 LTCH-PPS standard federal payment rate, a temporary, one-time adjustment to the fiscal year 2020 LTCH-PPS standard federal payment rate, and a permanent, one-time adjustment to the LTCH-PPS standard federal payment rate in fiscal years 2021 and subsequent years.
Medicare Reimbursement of IRF Services
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
Fiscal Year 2020. On April 17, 2019, CMS released an advanced copy of the proposed policies and payment rates for the IRF-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). The standard payment conversion factor for discharges for fiscal year 2020 would be set at $16,573, an increase from the standard payment conversion factor applicable during fiscal year 2019 of $16,021. The update to the standard payment conversion factor for fiscal year 2020, if adopted, would include a market basket increase of 3.0%, less a productivity adjustment of 0.5%. CMS proposed to increase the outlier threshold amount for fiscal year 2020 to $9,935 from $9,402 established in the final rule for fiscal year 2019.
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. For services provided in 2017 through 2019, a 0.5% update was applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit‑Based Incentive Payment System (“MIPS”). For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and the alternative payment models (“APMs”). In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.

Beginning in 2019, payments under the fee schedule are subject to adjustment based on performance in MIPS, which measures performance based on certain quality metrics, resource use, and meaningful use of electronic health records. Under the MIPS requirements an eligible clinician’s performance is assessed according to established performance standards and used to determine an adjustment factor that is then applied to the clinician’s payment for a year. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors.
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

Operating Statistics
The following table sets forth operating statistics for each of our segments for the periods presented. The operating statistics reflect data for the period of time we managed these operations:

	Three Months Ended March 31,
	2018	2019
Critical illness recovery hospital data:
Number of hospitals owned—start of period	99	96
Number of hospital start-ups	1	—
Number of hospitals closed/sold	(1)	—
Number of hospitals owned—end of period	99	96
Number of hospitals managed—end of period	—	1
Total number of hospitals (all)—end of period	99	97
Available licensed beds(1)	4,158	4,071
Admissions(1)	9,833	9,456
Patient days(1)	265,840	258,129
Average length of stay (days)(1)	27	28
Net revenue per patient day(1)(2)	$1,730	$1,759
Occupancy rate(1)	71%	71%
Percent patient days—Medicare(1)	53%	53%
Rehabilitation hospital data:
Number of hospitals owned—start of period	16	17
Number of hospitals acquired	—	1
Number of hospitals owned—end of period	16	18
Number of hospitals managed—end of period	8	9
Total number of hospitals (all)—end of period	24	27
Available licensed beds(1)	1,133	1,239
Admissions(1)	5,394	5,836
Patient days(1)	76,890	82,816
Average length of stay (days)(1)	14	14
Net revenue per patient day(1)(2)	$1,623	$1,633
Occupancy rate(1)	75%	76%
Percent patient days—Medicare(1)	54%	52%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,447	1,423
Number of clinics acquired	3	4
Number of clinic start-ups	8	11
Number of clinics closed/sold	(9)	(31)
Number of clinics owned—end of period	1,449	1,407
Number of clinics managed—end of period	168	277
Total number of clinics (all)—end of period	1,617	1,684
Number of visits(1)	2,067,465	2,054,483
Net revenue per visit(1)(3)	$103	$103
Concentra data:
Number of centers owned—start of period	312	524
Number of centers acquired	219	1
Number of centers owned—end of period	531	525
Number of onsite clinics operated—end of period	124	129
Number of CBOCs owned—end of period	32	31
Number of visits(1)	2,596,059	2,911,607
Net revenue per visit(1)(3)	$124	$124

_____________________________________________________________

(1)	Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics are excluded.

(2)	Net revenue per patient day is calculated by dividing direct patient service revenues by the total number of patient days.

(3)
Net revenue per visit is calculated by dividing direct patient service revenue by the total number of visits. For purposes of this computation for our Concentra segment, direct patient service revenue does not include onsite clinics and community-based outpatient clinics.

Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended March 31,
	2018	2019
Net operating revenues	100.0%	100.0%
Cost of services, exclusive of depreciation and amortization(1)	85.1	85.5
General and administrative	2.5	2.2
Depreciation and amortization	3.7	3.9
Income from operations	8.7	8.4
Loss on early retirement of debt	(0.8)	—
Equity in earnings of unconsolidated subsidiaries	0.4	0.3
Non-operating gain	0.0	0.5
Interest expense	(3.8)	(3.8)
Income before income taxes	4.5	5.4
Income tax expense	1.0	1.4
Net income	3.5	4.0
Net income attributable to non-controlling interests	0.8	0.9
Net income attributable to Holdings and Select	2.7%	3.1%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2018	2019	% Change
	(in thousands)
Net operating revenues:
Critical illness recovery hospital	$464,676	$462,159	(0.5)%
Rehabilitation hospital	174,774	188,954	8.1
Outpatient rehabilitation	257,381	277,197	7.7
Concentra	356,116	396,321	11.3
Other(1)	17	—	N/M
Total Company	$1,252,964	$1,324,631	5.7%
Income (loss) from operations:
Critical illness recovery hospital	$61,914	$61,547	(0.6)%
Rehabilitation hospital	21,054	19,395	(7.9)
Outpatient rehabilitation	23,888	21,959	(8.1)
Concentra	33,503	40,587	21.1
Other(1)	(31,761)	(31,764)	(0.0)
Total Company	$108,598	$111,724	2.9%
Adjusted EBITDA:
Critical illness recovery hospital	$72,972	$72,998	0.0%
Rehabilitation hospital	26,776	25,797	(3.7)
Outpatient rehabilitation	30,525	28,991	(5.0)
Concentra	57,797	66,258	14.6
Other(1)	(24,838)	(23,927)	3.7
Total Company	$163,232	$170,117	4.2%
Adjusted EBITDA margins:
Critical illness recovery hospital	15.7%	15.8%
Rehabilitation hospital	15.3	13.7
Outpatient rehabilitation	11.9	10.5
Concentra	16.2	16.7
Other(1)	N/M	N/M
Total Company	13.0%	12.8%
Total assets:
Critical illness recovery hospital	$1,862,791	$2,062,659
Rehabilitation hospital	877,750	1,089,391
Outpatient rehabilitation	973,122	1,250,015
Concentra	2,143,405	2,464,317
Other(1)	111,575	155,110
Total Company	$5,968,643	$7,021,492
Purchases of property and equipment, net:
Critical illness recovery hospital	$10,472	$10,160
Rehabilitation hospital	12,917	13,183
Outpatient rehabilitation	7,338	9,040
Concentra	6,621	15,698
Other(1)	2,269	992
Total Company	$39,617	$49,073
_______________________________________________________________________________

(1)	Other includes our corporate administration and shared services. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
N/M —     Not meaningful.

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018
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
Net Operating Revenues
Our net operating revenues increased 5.7% to $1,324.6 million for the three months ended March 31, 2019, compared to $1,253.0 million for the three months ended March 31, 2018.
Critical Illness Recovery Hospital Segment.    Net operating revenues were $462.2 million for the three months ended March 31, 2019, compared to $464.7 million for the three months ended March 31, 2018. Our patient days were 258,129 days for the three months ended March 31, 2019, compared to 265,840 days for the three months ended March 31, 2018. The decline in patient days, which was the primary cause of the decrease in net operating revenues, was principally attributable to three hospitals that have closed since March 31, 2018, as well as the temporary closure of our hospital located in Panama City, Florida as a result of damage sustained from Hurricane Michael in October 2018. This decrease in net operating revenues from these closures was offset in part by an increase in net revenue per patient day. Net revenue per patient day increased 1.7% to $1,759 for the three months ended March 31, 2019, compared to $1,730 for the three months ended March 31, 2018. We also experienced an increase in net operating revenues related to contracted labor services provided to an entity in which we have made an equity investment during the three months ended March 31, 2019.
Rehabilitation Hospital Segment.    Net operating revenues increased 8.1% to $189.0 million for the three months ended March 31, 2019, compared to $174.8 million for the three months ended March 31, 2018. The increase in net operating revenues resulted primarily from an increase in patient volumes during the three months ended March 31, 2019. Our patient days increased 7.7% to 82,816 days for the three months ended March 31, 2019, compared to 76,890 days for the three months ended March 31, 2018. The increase in patient days occurred within our two new rehabilitation hospitals, which commenced operations after March 31, 2018, and within our existing hospitals. Our net revenue per patient day increased 0.6% to $1,633 for the three months ended March 31, 2019, compared to $1,623 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we also experienced an increase in net operating revenues related to contracted labor services provided to entities in which we have made equity investments.
Outpatient Rehabilitation Segment.    Net operating revenues increased 7.7% to $277.2 million for the three months ended March 31, 2019, compared to $257.4 million for the three months ended March 31, 2018. The increase in net operating revenues was principally attributable to an increase in contracted labor services provided to entities in which we have made equity investments and an increase in management fee revenues. Our net revenue per visit was $103 for both the three months ended March 31, 2019 and 2018. Our visits were 2,054,483 for the three months ended March 31, 2019, compared to 2,067,465 visits for the three months ended March 31, 2018. The decrease in visits was principally due to the sales of outpatient rehabilitation clinics to non-consolidating subsidiaries since March 31, 2018. These clinics contributed 99,766 visits during the three months ended March 31, 2018.
Concentra Segment.    Net operating revenues increased 11.3% to $396.3 million for the three months ended March 31, 2019, compared to $356.1 million for the three months ended March 31, 2018. Visits in our centers increased 12.2% to 2,911,607 for the three months ended March 31, 2019, compared to 2,596,059 visits for the three months ended March 31, 2018. The increases in net operating revenues and visits were principally due to U.S. HealthWorks, which we acquired on February 1, 2018. Net revenue per visit was $124 for both the three months ended March 31, 2019 and 2018.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,160.8 million, or 87.7% of net operating revenues, for the three months ended March 31, 2019, compared to $1,097.6 million, or 87.6% of net operating revenues, for the three months ended March 31, 2018. Our cost of services, a major component of which is labor expense, was $1,132.1 million, or 85.5% of net operating revenues, for the three months ended March 31, 2019, compared to $1,065.8 million, or 85.1% of net operating revenues, for the three months ended March 31, 2018. Our operating expenses, relative to our net operating revenues, were impacted by an increase in expenses incurred by our start-up rehabilitation hospitals and the recognition of approximately $1.5 million of bad debt expense, which is included in cost of services, by our rehabilitation hospital segment during the three months ended March 31, 2019. General and administrative expenses were $28.7 million, or 2.2% of net operating revenues, for the three months ended March 31, 2019. General and administrative expenses were $31.8 million, or 2.5% of net operating revenues, for the three months ended March 31, 2018. General and administrative expenses included $2.9 million of U.S. HealthWorks acquisition costs for the three months ended March 31, 2018.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $73.0 million for both the three months ended March 31, 2019 and March 31, 2018. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 15.8% for the three months ended March 31, 2019, compared to 15.7% for the three months ended March 31, 2018. Our critical illness recovery hospital segment experienced a decrease in Adjusted EBITDA of $1.6 million during the three months ended March 31, 2019, as compared to the three months ended March 31, 2018, as a result of the temporary closure of our hospital located in Panama City, Florida. The temporary closure resulted from damage sustained from Hurricane Michael in October 2018.
Rehabilitation Hospital Segment.    Adjusted EBITDA was $25.8 million for the three months ended March 31, 2019, compared to $26.8 million for the three months ended March 31, 2018. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 13.7% for the three months ended March 31, 2019, compared to 15.3% for the three months ended March 31, 2018. The decreases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were primarily driven by an increase in Adjusted EBITDA losses in our start-up hospitals and the write-off of uncollectible accounts in one of our joint venture subsidiaries during the three months ended March 31, 2019, as described above under “Operating Expenses.” Adjusted EBITDA start-up losses were $2.8 million for the three months ended March 31, 2019, compared to $0.8 million for the three months ended March 31, 2018.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $29.0 million for the three months ended March 31, 2019, compared to $30.5 million for the three months ended March 31, 2018. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.5% for the three months ended March 31, 2019, compared to 11.9% for the three months ended March 31, 2018. For the three months ended March 31, 2019, our Adjusted EBITDA and Adjusted EBITDA margin were impacted by increases in employee costs relative to our net operating revenues. We also experienced a decrease in Adjusted EBITDA margin as a result of an increase in our contracted labor services, which we provide at cost.
Concentra Segment.    Adjusted EBITDA increased 14.6% to $66.3 million for the three months ended March 31, 2019, compared to $57.8 million for the three months ended March 31, 2018, which included the operating results of U.S. HealthWorks beginning February 1, 2018. Our Adjusted EBITDA margin for the Concentra segment was 16.7% for the three months ended March 31, 2019, compared to 16.2% for the three months ended March 31, 2018.The increase in Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Other.    The Adjusted EBITDA loss was $23.9 million for the three months ended March 31, 2019, compared to an Adjusted EBITDA loss of $24.8 million for the three months ended March 31, 2018.
Depreciation and Amortization
Depreciation and amortization expense was $52.1 million for the three months ended March 31, 2019, compared to $46.8 million for the three months ended March 31, 2018. The increase principally occurred within our Concentra segment due to the acquisition of U.S. HealthWorks, which we acquired on February 1, 2018.
Income from Operations
For the three months ended March 31, 2019, we had income from operations of $111.7 million, compared to $108.6 million for the three months ended March 31, 2018. The increase in income from operations resulted principally from our Concentra segment.

Loss on Early Retirement of Debt
During the three months ended March 31, 2018, we amended both Select’s senior secured credit facilities and Concentra’s first lien credit agreement which resulted in losses on early retirement of debt of $10.3 million during the three months ended March 31, 2018.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries relates to businesses in which we are a minority owner. For the three months ended March 31, 2019, we had equity in earnings of unconsolidated subsidiaries of $4.4 million, compared to $4.7 million for the three months ended March 31, 2018.
Non-Operating Gain
We recognized a non-operating gain of $6.5 million during the three months ended March 31, 2019. The non-operating gain was attributable to the sale of outpatient rehabilitation clinics to a non-consolidating subsidiary.
Interest Expense
Interest expense was $50.8 million for the three months ended March 31, 2019, compared to $47.2 million for the three months ended March 31, 2018. The increase in interest expense was principally due to an increase in our indebtedness as a result of the acquisition of U.S. HealthWorks on February 1, 2018.
Income Taxes
We recorded income tax expense of $18.5 million for the three months ended March 31, 2019, which represented an effective tax rate of 25.7%. We recorded income tax expense of $12.3 million for the three months ended March 31, 2018, which represented an effective tax rate of 21.8%. For the three months ended March 31, 2018, the lower effective tax rate resulted principally from the discrete tax benefits realized from certain equity interests redeemed at our Concentra subsidiary and completed in connection with the closing of the U.S. HealthWorks acquisition.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $12.5 million for the three months ended March 31, 2019, compared to $10.2 million for the three months ended March 31, 2018. The increase was principally due to the improved operating performance of our Concentra segment. During the three months ended March 31, 2018, Concentra incurred costs associated with the acquisition of U.S. HealthWorks and the amendment of Concentra’s first lien credit agreement.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2019 and Three Months Ended March 31, 2018
In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Three Months Ended March 31,
	2018	2019
	(in thousands)
Cash flows provided by operating activities	$50,727	$41,762
Cash flows used in investing activities	(556,039)	(82,799)
Net cash provided by financing activities	502,446	13,674
Net decrease in cash and cash equivalents	(2,866)	(27,363)
Cash and cash equivalents at beginning of period	122,549	175,178
Cash and cash equivalents at end of period	$119,683	$147,815
Operating activities provided $41.8 million of cash flows for the three months ended March 31, 2019, compared to $50.7 million of cash flows for the three months ended March 31, 2018. The decrease in operating cash flows for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was principally driven by the change in our accounts receivable. We experienced an increase in days sales outstanding to 53 days at March 31, 2019, compared to 51 days at December 31, 2018. We experienced a decline in days sales outstanding to 56 days at March 31, 2018, compared to 58 days at December 31, 2017. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding fell within our expected range at March 31, 2019 and December 31, 2018.
Investing activities used $82.8 million of cash flows for the three months ended March 31, 2019. The principal uses of cash were $49.1 million for purchases of property and equipment and $33.7 million for investments in and acquisitions of businesses. Investing activities used $556.0 million of cash flows for the three months ended March 31, 2018. The principal uses of cash were $515.0 million related to the acquisition of U.S. HealthWorks and $39.6 million for purchases of property and equipment.
Financing activities provided $13.7 million of cash flows for the three months ended March 31, 2019. The principal source of cash was net borrowings of $140.0 million on the Select revolving facility. This was offset in party by $98.8 million and $33.9 million for mandatory prepayments of term loans under the Select credit facilities and Concentra credit facilities, respectively.
Financing activities provided $502.4 million of cash flows for the three months ended March 31, 2018. The principal sources of cash were from the issuance of term loans under the Concentra credit facilities which resulted in net proceeds of $779.9 million and $15.0 million of net borrowings under the Select revolving facility. This was offset in part by $286.6 million of distributions to non-controlling interests, of which $285.4 million related to the redemption and reorganization transactions executed in connection with the acquisition of U.S. HealthWorks.

Capital Resources
Working capital.  We had net working capital of $167.9 million at March 31, 2019, compared to $287.3 million at December 31, 2018. The decrease in net working capital was principally due to the recognition of current operating lease liabilities upon the adoption of ASC Topic 842, Leases, on January 1, 2019.
Select credit facilities.
During the three months ended March 31, 2019, Select made a principal prepayment of $98.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
At March 31, 2019, Select had outstanding borrowings under the Select credit facilities consisting of $1,031.1 million in Select term loans (excluding unamortized discounts and debt issuance costs of $18.1 million) and borrowings of $160.0 million (excluding letters of credit) under the Select revolving facility. At March 31, 2019, Select had $251.6 million of availability under the Select revolving facility after giving effect to $38.4 million of outstanding letters of credit.
Concentra credit facilities.  Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.
During the three months ended March 31, 2019, Concentra made a principal prepayment of $33.9 million associated with its term loans in accordance with the provision in the Concentra credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Concentra credit facilities.
At March 31, 2019, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,380.3 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $19.4 million). Concentra did not have any borrowings under the Concentra revolving facility. At March 31, 2019, Concentra had $62.3 million of availability under its revolving facility after giving effect to $12.7 million of outstanding letters of credit.
On April 8, 2019, Concentra entered into Amendment No. 5 to the Concentra first lien credit agreement. Amendment No. 5 extends the maturity date of the Concentra revolving credit facility from June 1, 2020 to June 1, 2021 and increases the aggregate commitments available under the Concentra revolving credit facility from $75.0 million to $100.0 million.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2019, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended March 31, 2019. Since the inception of the program through March 31, 2019, Holdings has repurchased 35,924,128 shares at a cost of approximately $314.7 million, or $8.76 per share, which includes transaction costs.
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
Use of Capital Resources.  We may from time to time pursue opportunities to develop new joint venture relationships with significant health systems and other healthcare providers. We also intend to open new outpatient rehabilitation clinics and occupational health centers in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow through opportunistic acquisitions.
Recent Accounting Pronouncements
Refer to Note 2 – Accounting Policies of the notes to our condensed consolidated financial statements included herein for information regarding recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra credit facilities.
At March 31, 2019, Select had outstanding borrowings under the Select credit facilities consisting of $1,031.1 million in Select term loans (excluding unamortized discounts and debt issuance costs of $18.1 million) and borrowings of $160.0 million (excluding letters of credit) under the Select revolving facility, which bear interest at variable rates.
At March 31, 2019, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,380.3 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $19.4 million), which bear interest at variable rates. Concentra did not have any borrowings under the Concentra revolving facility.
As of March 31, 2019, each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra’s variable rate debt by $6.4 million per annum.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Thereafter, the United States filed a notice asserting a veto of the defendants’ use of the public disclosure bar for claims arising from conduct from and after March 23, 2010, which was based on certain statutory changes to the public disclosure bar language included in the Affordable Care Act. On September 30, 2016, the District Court partially granted and partially denied the defendants’ Motion to Dismiss. It ruled that the plaintiff‑relators alleged substantially the same conduct as had been publicly disclosed and that the plaintiff relators are not original sources, so that the public disclosure bar requires dismissal of all non‑retaliation claims arising from conduct before March 23, 2010. The District Court also ruled that the statutory changes to the public disclosure bar gave the United States the power to veto its applicability to claims arising from conduct on and after March 23, 2010, and therefore did not dismiss those claims based on the public disclosure bar. However, the District Court ruled that the plaintiff‑relators did not plead certain of their claims relating to interrupted stay manipulation and premature discharging of patients with the requisite particularity, and dismissed those claims. The District Court declined to dismiss the plaintiff relators’ claims arising from conduct from and after March 23, 2010 relating to delayed discharging of patients and up-coding and the plaintiff relators’ retaliation claims. The plaintiff-relators then proposed a case management plan seeking nationwide discovery involving all of the Company’s LTCHs for the period from March 23, 2010 through the present and allowing discovery that would facilitate the use of statistical sampling to prove liability, which the defendants opposed. In April 2018, a U.S. magistrate judge ruled that plaintiff‑relators’ discovery will be limited to only SSH-Evansville for the period from March 23, 2010 through September 30, 2016, and that the plaintiff‑relators will be required to prove the fraud that they allege on a claim-by-claim basis, rather than using statistical sampling. The plaintiff-relators appealed this decision to the district judge who, in March 2019, affirmed the decision of the magistrate judge regarding the geographic and temporal scope of the case, but ruled that the question of statistical sampling is not ripe for review.
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
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program, which has been extended until December 31, 2019, will remain in effect until then unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. During the three months ended March 31, 2019, Holdings did not repurchase shares under the authorized common stock repurchase program. The common stock repurchase program has available capacity of $185.2 million as of March 31, 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description
99.1
Amendment No. 2, dated January 4, 2019, to the Select Medical Holdings Corporation 2016 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K, filed on January 4, 2019).

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

Dated:  May 2, 2019

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated:  May 2, 2019