Form 10-Q
period 2019-06-30
SELECT MEDICAL HOLDINGS CORP; SELECT MEDICAL CORP
filed 2019-08-01
CIK 1320414, 1035688

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2019, Select Medical Holdings Corporation had outstanding 135,620,857 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$175,178	$124,036	$175,178	$124,036
Accounts receivable	706,676	791,769	706,676	791,769
Prepaid income taxes	20,539	12,318	20,539	12,318
Other current assets	90,131	99,942	90,131	99,942
Total Current Assets	992,524	1,028,065	992,524	1,028,065
Operating lease right-of-use assets	—	971,385	—	971,385
Property and equipment, net	979,810	1,008,555	979,810	1,008,555
Goodwill	3,320,726	3,385,394	3,320,726	3,385,394
Identifiable intangible assets, net	437,693	419,335	437,693	419,335
Other assets	233,512	294,206	233,512	294,206
Total Assets	$5,964,265	$7,106,940	$5,964,265	$7,106,940
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,083	$27,259	$25,083	$27,259
Current operating lease liabilities	—	202,484	—	202,484
Current portion of long-term debt and notes payable	43,865	9,012	43,865	9,012
Accounts payable	146,693	138,015	146,693	138,015
Accrued payroll	172,386	147,397	172,386	147,397
Accrued vacation	110,660	122,277	110,660	122,277
Accrued interest	12,137	10,234	12,137	10,234
Accrued other	190,691	184,247	190,691	184,247
Income taxes payable	3,671	11,767	3,671	11,767
Total Current Liabilities	705,186	852,692	705,186	852,692
Non-current operating lease liabilities	—	813,903	—	813,903
Long-term debt, net of current portion	3,249,516	3,349,702	3,249,516	3,349,702
Non-current deferred tax liability	153,895	147,716	153,895	147,716
Other non-current liabilities	158,940	102,555	158,940	102,555
Total Liabilities	4,267,537	5,266,568	4,267,537	5,266,568
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	780,488	844,422	780,488	844,422
Stockholders’ Equity:
Common stock of Holdings, $0.001 par value, 700,000,000 shares authorized, 135,265,864 and 134,563,999 shares issued and outstanding at 2018 and 2019, respectively	135	135	—	—
Common stock of Select, $0.01 par value, 100 shares issued and outstanding	—	—	0	0
Capital in excess of par	482,556	492,569	970,156	988,333
Retained earnings (accumulated deficit)	320,351	353,305	(167,114)	(142,324)
Total Select Medical Holdings Corporation and Select Medical Corporation Stockholders’ Equity	803,042	846,009	803,042	846,009
Non-controlling interests	113,198	149,941	113,198	149,941
Total Equity	916,240	995,950	916,240	995,950
Total Liabilities and Equity	$5,964,265	$7,106,940	$5,964,265	$7,106,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2018	2019	2018	2019
Net operating revenues	$1,296,210	$1,361,364	$1,296,210	$1,361,364
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,094,731	1,150,150	1,094,731	1,150,150
General and administrative	29,194	31,339	29,194	31,339
Depreciation and amortization	51,724	54,993	51,724	54,993
Total costs and expenses	1,175,649	1,236,482	1,175,649	1,236,482
Income from operations	120,561	124,882	120,561	124,882
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	4,785	7,394	4,785	7,394
Non-operating gain	6,478	—	6,478	—
Interest expense	(50,159)	(51,464)	(50,159)	(51,464)
Income before income taxes	81,665	80,812	81,665	80,812
Income tax expense	21,106	20,826	21,106	20,826
Net income	60,559	59,986	60,559	59,986
Less: Net income attributable to non-controlling interests	14,048	15,170	14,048	15,170
Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$46,511	$44,816	$46,511	$44,816
Earnings per common share (Note 12):
Basic	$0.35	$0.33
Diluted	$0.35	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Net operating revenues	$2,549,174	$2,685,995	$2,549,174	$2,685,995
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	2,160,544	2,282,242	2,160,544	2,282,242
General and administrative	60,976	60,016	60,976	60,016
Depreciation and amortization	98,495	107,131	98,495	107,131
Total costs and expenses	2,320,015	2,449,389	2,320,015	2,449,389
Income from operations	229,159	236,606	229,159	236,606
Other income and expense:
Loss on early retirement of debt	(10,255)	—	(10,255)	—
Equity in earnings of unconsolidated subsidiaries	9,482	11,760	9,482	11,760
Non-operating gain	6,877	6,532	6,877	6,532
Interest expense	(97,322)	(102,275)	(97,322)	(102,275)
Income before income taxes	137,941	152,623	137,941	152,623
Income tax expense	33,400	39,293	33,400	39,293
Net income	104,541	113,330	104,541	113,330
Less: Net income attributable to non-controlling interests	24,291	27,680	24,291	27,680
Net income attributable to Select Medical Holdings Corporation and Select Medical Corporation	$80,250	$85,650	$80,250	$85,650
Earnings per common share (Note 12):
Basic	$0.60	$0.63
Diluted	$0.60	$0.63

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2019

	Select Medical Holdings Corporation Stockholders
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	135,266	$135	$482,556	$320,351	$803,042	$113,198	$916,240
Net income attributable to Select Medical Holdings Corporation				40,834	40,834		40,834
Net income attributable to non-controlling interests					—	4,810	4,810
Issuance of restricted stock	21	0	0		—		—
Forfeitures of unvested restricted stock	(24)	0	0		—		—
Vesting of restricted stock			5,488		5,488		5,488
Issuance of non-controlling interests					—	6,837	6,837
Distributions to and purchases of non-controlling interests			259		259	(2,739)	(2,480)
Redemption adjustment on non-controlling interests				(47,470)	(47,470)		(47,470)
Other				(122)	(122)	413	291
Balance at March 31, 2019	135,263	$135	$488,303	$313,593	$802,031	$122,519	$924,550
Net income attributable to Select Medical Holdings Corporation				44,816	44,816		44,816
Net income attributable to non-controlling interests					—	3,663	3,663
Issuance of restricted stock	187	0	0		—		—
Vesting of restricted stock			5,591		5,591		5,591
Repurchase of common shares	(936)	0	(8,164)	(5,456)	(13,620)		(13,620)
Exercise of stock options	50	0	459		459		459
Issuance of non-controlling interests			6,366		6,366	24,761	31,127
Distributions to and purchases of non-controlling interests			14		14	(1,430)	(1,416)
Redemption adjustment on non-controlling interests				270	270		270
Other				82	82	428	510
Balance at June 30, 2019	134,564	$135	$492,569	$353,305	$846,009	$149,941	$995,950

	For the Six Months Ended June 30, 2018

	Select Medical Holdings Corporation Stockholders
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	134,115	$134	$463,499	$359,735	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation				33,739	33,739		33,739
Net income attributable to non-controlling interests					—	4,500	4,500
Issuance of restricted stock	4	0	0		—		—
Forfeitures of unvested restricted stock	(88)	0	0		—		—
Vesting of restricted stock			4,717		4,717		4,717
Repurchase of common shares	(7)	0	(69)	(53)	(122)		(122)
Exercise of stock options	80	0	738		738		738
Issuance and exchange of non-controlling interests				74,341	74,341		74,341
Distributions to and purchases of non-controlling interests				(83,233)	(83,233)	(1,094)	(84,327)
Redemption adjustment on non-controlling interests				(1,051)	(1,051)		(1,051)
Other				103	103	35	138
Balance at March 31, 2018	134,104	$134	$468,885	$383,581	$852,600	$112,677	$965,277
Net income attributable to Select Medical Holdings Corporation				46,511	46,511		46,511
Net income attributable to non-controlling interests					—	3,139	3,139
Issuance of restricted stock	170	0	0		—		—
Vesting of restricted stock			4,845		4,845		4,845
Repurchase of common shares	(42)	0	(421)	(346)	(767)		(767)
Exercise of stock options	95	0	882		882		882
Issuance and exchange of non-controlling interests			1,553		1,553	1,921	3,474
Distributions to and purchases of non-controlling interests			(932)	(384)	(1,316)	(1,958)	(3,274)
Redemption adjustment on non-controlling interests				(8,500)	(8,500)		(8,500)
Other				(337)	(337)	677	340
Balance at June 30, 2018	134,327	$134	$474,812	$420,525	$895,471	$116,456	$1,011,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity and Income (Continued)
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2019

	Select Medical Corporation Stockholders
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	0	$0	$970,156	$(167,114)	$803,042	$113,198	$916,240
Net income attributable to Select Medical Corporation				40,834	40,834		40,834
Net income attributable to non-controlling interests					—	4,810	4,810
Contribution related to restricted stock award issuances by Holdings			5,488		5,488		5,488
Issuance of non-controlling interests					—	6,837	6,837
Distributions to and purchases of non-controlling interests			259		259	(2,739)	(2,480)
Redemption adjustment on non-controlling interests				(47,470)	(47,470)		(47,470)
Other				(122)	(122)	413	291
Balance at March 31, 2019	0	$0	$975,903	$(173,872)	$802,031	$122,519	$924,550
Net income attributable to Select Medical Corporation				44,816	44,816		44,816
Net income attributable to non-controlling interests					—	3,663	3,663
Additional investment by Holdings			459		459		459
Dividends declared and paid to Holdings				(13,620)	(13,620)		(13,620)
Contribution related to restricted stock award issuances by Holdings			5,591		5,591		5,591
Issuance of non-controlling interests			6,366		6,366	24,761	31,127
Distributions to and purchases of non-controlling interests			14		14	(1,430)	(1,416)
Redemption adjustment on non-controlling interests				270	270		270
Other				82	82	428	510
Balance at June 30, 2019	0	$0	$988,333	$(142,324)	$846,009	$149,941	$995,950

	For the Six Months Ended June 30, 2018

	Select Medical Corporation Stockholders
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	0	$0	$947,370	$(124,002)	$823,368	$109,236	$932,604
Net income attributable to Select Medical Corporation				33,739	33,739		33,739
Net income attributable to non-controlling interests					—	4,500	4,500
Additional investment by Holdings			738		738		738
Dividends declared and paid to Holdings				(122)	(122)		(122)
Contribution related to restricted stock award issuances by Holdings			4,717		4,717		4,717
Issuance and exchange of non-controlling interests				74,341	74,341		74,341
Distributions to and purchases of non-controlling interests				(83,233)	(83,233)	(1,094)	(84,327)
Redemption adjustment on non-controlling interests				(1,051)	(1,051)		(1,051)
Other				103	103	35	138
Balance at March 31, 2018	0	$0	$952,825	$(100,225)	$852,600	$112,677	$965,277
Net income attributable to Select Medical Corporation				46,511	46,511		46,511
Net income attributable to non-controlling interests					—	3,139	3,139
Additional investment by Holdings			882		882		882
Dividends declared and paid to Holdings				(767)	(767)		(767)
Contribution related to restricted stock award issuances by Holdings			4,845		4,845		4,845
Issuance and exchange of non-controlling interests			1,553		1,553	1,921	3,474
Distributions to and purchases of non-controlling interests			(932)	(384)	(1,316)	(1,958)	(3,274)
Redemption adjustment on non-controlling interests				(8,500)	(8,500)		(8,500)
Other				(337)	(337)	677	340
Balance at June 30, 2018	0	$0	$959,173	$(63,702)	$895,471	$116,456	$1,011,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Select Medical Holdings Corporation		Select Medical Corporation
	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2018	2019	2018	2019
Operating activities
Net income	$104,541	$113,330	$104,541	$113,330
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	7,830	11,148	7,830	11,148
Depreciation and amortization	98,495	107,131	98,495	107,131
Provision for bad debts	102	1,958	102	1,958
Equity in earnings of unconsolidated subsidiaries	(9,482)	(11,760)	(9,482)	(11,760)
Loss on extinguishment of debt	484	—	484	—
Gain on sale of assets and businesses	(6,980)	(6,354)	(6,980)	(6,354)
Stock compensation expense	10,911	12,613	10,911	12,613
Amortization of debt discount, premium and issuance costs	6,486	6,326	6,486	6,326
Deferred income taxes	(1,691)	(6,290)	(1,691)	(6,290)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(5,774)	(85,873)	(5,774)	(85,873)
Other current assets	(3,011)	(9,236)	(3,011)	(9,236)
Other assets	6,684	(939)	6,684	(939)
Accounts payable	(5,462)	2,670	(5,462)	2,670
Accrued expenses	1,207	(18,156)	1,207	(18,156)
Income taxes	12,610	16,346	12,610	16,346
Net cash provided by operating activities	216,950	132,914	216,950	132,914
Investing activities
Business combinations, net of cash acquired	(517,704)	(86,062)	(517,704)	(86,062)
Purchases of property and equipment	(81,648)	(89,285)	(81,648)	(89,285)
Investment in businesses	(3,291)	(52,257)	(3,291)	(52,257)
Proceeds from sale of assets and businesses	6,672	125	6,672	125
Net cash used in investing activities	(595,971)	(227,479)	(595,971)	(227,479)
Financing activities
Borrowings on revolving facilities	265,000	635,000	265,000	635,000
Payments on revolving facilities	(345,000)	(460,000)	(345,000)	(460,000)
Proceeds from term loans	779,904	—	779,904	—
Payments on term loans	(5,750)	(132,685)	(5,750)	(132,685)
Revolving facility debt issuance costs	(1,333)	—	(1,333)	—
Borrowings of other debt	19,928	14,230	19,928	14,230
Principal payments on other debt	(11,521)	(12,680)	(11,521)	(12,680)
Repurchase of common stock	(889)	(13,620)	—	—
Dividends paid to Holdings	—	—	(889)	(13,620)
Proceeds from exercise of stock options	1,620	459	—	—
Equity investment by Holdings	—	—	1,620	459
Increase (decrease) in overdrafts	(6,171)	2,176	(6,171)	2,176
Proceeds from issuance of non-controlling interests	2,926	18,288	2,926	18,288
Distributions to and purchases of non-controlling interests	(301,213)	(7,745)	(301,213)	(7,745)
Net cash provided by financing activities	397,501	43,423	397,501	43,423
Net increase (decrease) in cash and cash equivalents	18,480	(51,142)	18,480	(51,142)
Cash and cash equivalents at beginning of period	122,549	175,178	122,549	175,178
Cash and cash equivalents at end of period	$141,029	$124,036	$141,029	$124,036
Supplemental Information
Cash paid for interest	$97,338	$97,909	$97,338	$97,909
Cash paid for taxes	22,480	29,241	22,480	29,241
Non-cash equity exchange for acquisition of U.S. HealthWorks	238,000	—	238,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION AND SELECT MEDICAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2019, and for the three and six month periods ended June 30, 2018 and 2019, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2019.

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
Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only significant concentration of credit risk. Approximately 16% of the Company’s accounts receivable is from Medicare at both December 31, 2018, and June 30, 2019.
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
Statement of Operations
For the Company’s operating leases, rent expense, a component of cost of services and general and administrative expenses on the consolidated statements of operations, is recognized on a straight-line basis over the lease term. The straight-line rent expense is reflective of the interest expense on the lease liability using the effective interest method and the amortization of the right-of-use asset. The Company may enter into arrangements to sublease portions of its facilities and the Company typically retains the obligation to the lessor under these arrangements. The Company’s subleases are classified as operating leases; accordingly, the Company continues to account for the original leases as it did prior to commencement of the sublease. Sublease income, a component of cost of services on the consolidated statements of operations, is recognized on a straight-line basis, as a reduction to rent expense, over the term of the sublease.
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

The Company’s implementation efforts are focused on the accounting processes, risk assessments, and control objectives associated with accounting for its financial instruments under the new standard.

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
The changes in redeemable non-controlling interests, which are the same for Holdings and Select, are as follows (in thousands):

Balance as of December 31, 2017	$640,818
Net income attributable to redeemable non-controlling interests	5,743
Issuance and exchange of redeemable non-controlling interests	163,659
Distributions to and purchases of redeemable non-controlling interests	(203,972)
Redemption adjustment on redeemable non-controlling interests	1,051
Other	175
Balance as of March 31, 2018	$607,474
Net income attributable to redeemable non-controlling interests	10,909
Distributions to and purchases of redeemable non-controlling interests	(11,112)
Redemption adjustment on redeemable non-controlling interests	8,500
Other	461
Balance as of June 30, 2018	$616,232

Balance as of December 31, 2018	$780,488
Net income attributable to redeemable non-controlling interests	7,700
Distributions to and purchases of redeemable non-controlling interests	(2,771)
Redemption adjustment on redeemable non-controlling interests	47,470
Other	354
Balance as of March 31, 2019	$833,241
Net income attributable to redeemable non-controlling interests	11,507
Distributions to and purchases of redeemable non-controlling interests	(395)
Redemption adjustment on redeemable non-controlling interests	(270)
Other	339
Balance as of June 30, 2019	$844,422

4.	Acquisitions
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

For the three months ended June 30, 2018, U.S. HealthWorks contributed net operating revenues of $139.4 million which is reflected in the Company’s consolidated statement of operations. For the period February 1, 2018 through June 30, 2018, U.S. HealthWorks contributed net operating revenues of $229.4 million which is reflected in the Company’s consolidated statement of operations for the six months ended June 30, 2018. Due to the integrated nature of the Company’s operations, the Company believes that it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.

Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisition of U.S. HealthWorks occurred on January 1, 2017. These results are not necessarily indicative of the results of future operations nor of the results that would have occurred had the acquisition been consummated on the aforementioned date. For the three and six months ended June 30, 2019, the Company’s results of operations include U.S. HealthWorks for the entire period and no pro forma adjustments were made.

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Net operating revenues	$1,296,210	$2,596,755
Net income attributable to the Company	48,563	82,365

The Company’s pro forma results were adjusted to recognize U.S. HealthWorks acquisition costs as of January 1, 2017. Accordingly, for the six months ended June 30, 2018, pro forma results were adjusted to exclude $2.9 million of U.S. HealthWorks acquisition costs.

5.	Sale of Businesses
During the six months ended June 30, 2019, the Company recognized a non-operating gain of $6.5 million which resulted from the sale of 22 wholly-owned outpatient rehabilitation clinics to a non-consolidating subsidiary. During the six months ended June 30, 2018, the Company recognized a non-operating gain of $6.9 million. The non-operating gain resulted principally from the sale of 26 wholly-owned outpatient rehabilitation clinics to a non-consolidating subsidiary.

6.	Variable Interest Entities
Concentra does not own many of its medical practices, as certain states prohibit the “corporate practice of medicine,” which restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. In these states, Concentra typically enters into long-term management agreements with professional corporations or associations that are owned by licensed physicians, which, in turn, employ or contract with physicians who provide professional medical services in its occupational health centers.
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
The total assets of Concentra’s variable interest entities, which are comprised principally of accounts receivable, were $166.2 million and $193.2 million at December 31, 2018, and June 30, 2019, respectively. The total liabilities of Concentra’s variable interest entities, which are comprised principally of accounts payable, accrued expenses, and obligations payable for services received under the aforementioned management agreements, were $164.4 million and $191.6 million at December 31, 2018, and June 30, 2019, respectively.

7.	Leases
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
For the three and six months ended June 30, 2019, the Company’s total lease cost was as follows (in thousands):

	Three Months Ended June 30, 2019
	Unrelated Parties	Related Parties	Total
Operating lease cost	$67,718	$1,342	$69,060
Finance lease cost:
Amortization of right-of-use assets	90	—	90
Interest on lease liabilities	199	—	199
Short-term lease cost	592	—	592
Variable lease cost	8,755	85	8,840
Sublease income	(2,442)	—	(2,442)
Total lease cost	$74,912	$1,427	$76,339

	Six Months Ended June 30, 2019
	Unrelated Parties	Related Parties	Total
Operating lease cost	$134,554	$2,684	$137,238
Finance lease cost:
Amortization of right-of-use assets	126	—	126
Interest on lease liabilities	296	—	296
Short-term lease cost	1,184	—	1,184
Variable lease cost	20,591	241	20,832
Sublease income	(4,930)	—	(4,930)
Total lease cost	$151,821	$2,925	$154,746

 For the six months ended June 30, 2019, supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$136,300
Operating cash flows for finance leases	274
Financing cash flows for finance leases	142
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$1,123,793
Finance leases	9,102
_______________________________________________________________________________

(1)	Includes the right-of-use assets obtained in exchange for lease liabilities of $1,057.0 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

As of June 30, 2019, supplemental balance sheet information related to leases was as follows (in thousands):

	Operating Leases
	Unrelated Parties	Related Parties	Total
Operating lease right-of-use assets	$951,993	$19,392	$971,385

Current operating lease liabilities	$197,660	$4,824	$202,484
Non-current operating lease liabilities	796,240	17,663	813,903
Total operating lease liabilities	$993,900	$22,487	$1,016,387

	Finance Leases
	Unrelated Parties	Related Parties	Total
Property and equipment, net	$5,099	$—	$5,099

Current portion of long-term debt and notes payable	$204	$—	$204
Long-term debt, net of current portion	13,185	—	13,185
Total finance lease liabilities	$13,389	$—	$13,389

As of June 30, 2019, the weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (in years):
Operating leases	8.1
Finance leases	34.8
Weighted average discount rate:
Operating leases	5.9%
Finance leases	7.4%

As of June 30, 2019, maturities of lease liabilities were approximately as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remainder of year)	$132,470	$588	$133,058
2020	238,479	1,182	239,661
2021	200,677	1,193	201,870
2022	159,238	1,203	160,441
2023	118,365	1,214	119,579
Thereafter	516,615	31,630	548,245
Total undiscounted cash flows	1,365,844	37,010	1,402,854
Less: Imputed interest	349,457	23,621	373,078
Total discounted lease liabilities	$1,016,387	$13,389	$1,029,776

As disclosed in the Company’s 2018 Annual Report on Form 10-K, the Company’s undiscounted future minimum lease obligations on long-term, non-cancelable operating leases with related and unrelated parties were approximately as follows as of December 31, 2018 (in thousands):

Total
2019	$267,846
2020	231,711
2021	193,155
2022	150,155
2023	107,759
Thereafter	484,038
$1,434,664

8.	Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2018	$1,045,220	$416,646	$642,422	$1,216,438	$3,320,726
Acquired	30,028	14,254	7,712	18,298	70,292
Sold	—	—	(5,624)	—	(5,624)
Balance as of June 30, 2019	$1,075,248	$430,900	$644,510	$1,234,736	$3,385,394

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2018			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	19,174	—	19,174	17,080	—	17,080
Accreditations	1,857	—	1,857	1,857	—	1,857
Finite-lived intangible assets:
Trademarks	5,000	(4,583)	417	5,000	(5,000)	—
Customer relationships	280,710	(61,900)	218,810	284,440	(74,516)	209,924
Favorable leasehold interests(1)	13,553	(6,064)	7,489	—	—	—
Non-compete agreements	29,400	(6,152)	23,248	31,197	(7,421)	23,776
Total identifiable intangible assets	$516,392	$(78,699)	$437,693	$506,272	$(86,937)	$419,335
_______________________________________________________________________________

(1)	Favorable leasehold interests are a component of the operating lease right-of-use assets upon adoption of ASC Topic 842, Leases.
The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At June 30, 2019, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 7.7 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $7.8 million and $8.9 million for the three months ended June 30, 2018 and 2019, respectively. Amortization expense was $14.2 million and $16.0 million for the six months ended June 30, 2018 and 2019, respectively.

9.	Long-Term Debt and Notes Payable
For purposes of this indebtedness footnote, references to Select exclude Concentra because the Concentra credit facilities are non-recourse to Holdings and Select.
As of June 30, 2019, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$436	$(3,689)	$706,747	$710,852
Credit facilities:
Revolving facility	195,000	—	—	195,000	179,400
Term loan	1,031,068	(8,879)	(8,458)	1,013,731	1,027,201
Other debt, including finance leases	74,864	—	(444)	74,420	74,420
Total Select debt	2,010,932	(8,443)	(12,591)	1,989,898	1,991,873
Concentra:
Credit facilities:
Term loans	1,380,297	(2,354)	(15,648)	1,362,295	1,380,158
Other debt, including finance leases	6,521	—	—	6,521	6,521
Total Concentra debt	1,386,818	(2,354)	(15,648)	1,368,816	1,386,679
Total debt	$3,397,750	$(10,797)	$(28,239)	$3,358,714	$3,378,552

Principal maturities of the Company’s long-term debt and notes payable were approximately as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Select:
6.375% senior notes	$—	$—	$710,000	$—	$—	$—	$710,000
Credit facilities:
Revolving facility	—	—	—	195,000	—	—	195,000
Term loan	—	—	—	—	—	1,031,068	1,031,068
Other debt, including finance leases	5,595	3,003	1,814	23,036	38	41,378	74,864
Total Select debt	5,595	3,003	711,814	218,036	38	1,072,446	2,010,932
Concentra:
Credit facilities:
Term loans	—	—	—	1,140,298	239,999	—	1,380,297
Other debt, including finance leases	807	1,194	330	358	363	3,469	6,521
Total Concentra debt	807	1,194	330	1,140,656	240,362	3,469	1,386,818
Total debt	$6,402	$4,197	$712,144	$1,358,692	$240,400	$1,075,915	$3,397,750

As of December 31, 2018, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$550	$(4,642)	$705,908	$706,450
Credit facilities:
Revolving facility	20,000	—	—	20,000	18,400
Term loan	1,129,875	(9,690)	(9,321)	1,110,864	1,076,206
Other	56,415	—	(484)	55,931	55,931
Total Select debt	1,916,290	(9,140)	(14,447)	1,892,703	1,856,987
Concentra:
Credit facilities:
Term loans	1,414,175	(2,765)	(18,648)	1,392,762	1,357,802
Other debt, including finance leases	7,916	—	—	7,916	7,916
Total Concentra debt	1,422,091	(2,765)	(18,648)	1,400,678	1,365,718
Total debt	$3,338,381	$(11,905)	$(33,095)	$3,293,381	$3,222,705

Amendment to Concentra First Lien Credit Agreement
On April 8, 2019, Concentra entered into Amendment No. 5 to the Concentra first lien credit agreement. Amendment No. 5 extended the maturity date of the Concentra revolving credit facility from June 1, 2020 to June 1, 2021 and increased the aggregate commitments available under the Concentra revolving credit facility from $75.0 million to $100.0 million.
Excess Cash Flow Payment
In February 2019, Select made a principal prepayment of approximately $98.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities. The principal prepayment was applied against future payments sequentially; as a result, no further loan amortization payments will be required on the Select term loan until maturity on March 6, 2025.
In February 2019, Concentra made a principal prepayment of approximately $33.9 million associated with its term loans in accordance with the provision in the Concentra credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Concentra credit facilities. The principal prepayment was applied against future payments sequentially; as a result, no further loan amortization payments will be required on the terms loans outstanding under the Concentra first lien credit agreement until maturity on June 1, 2022.
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

10.	Segment Information
The Company’s reportable segments include the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services with non-consolidating subsidiaries. During the three months ended June 30, 2019, the Company began reporting the net operating revenues and expenses associated with employee leasing services provided to its non-consolidating subsidiaries as part of the Company’s other activities. Previously, these services were reflected in the financial results of the Company’s reportable segments. Under these employee leasing arrangements, actual labor costs are passed through to the Company’s non-consolidating subsidiaries, resulting in the Company’s recognition of net operating revenues equal to the actual labor costs incurred.
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
The following tables summarize selected financial data for the Company’s reportable segments. Prior year results presented herein have been changed to conform to the current presentation. The segment results of Holdings are identical to those of Select.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Net operating revenues:
Critical illness recovery hospital	$442,452	$461,143	$907,128	$918,677
Rehabilitation hospital	144,779	160,374	288,087	314,932
Outpatient rehabilitation	253,914	261,891	498,145	508,796
Concentra	412,823	413,451	768,939	809,772
Other	42,242	64,505	86,875	133,818
Total Company	$1,296,210	$1,361,364	$2,549,174	$2,685,995
Adjusted EBITDA:
Critical illness recovery hospital	$60,725	$64,138	$133,697	$137,136
Rehabilitation hospital	28,195	29,968	54,971	55,765
Outpatient rehabilitation	41,947	42,584	72,472	71,575
Concentra	72,568	76,087	130,365	142,345
Other	(25,207)	(26,544)	(50,045)	(50,471)
Total Company	$178,228	$186,233	$341,460	$356,350
Total assets:
Critical illness recovery hospital	$1,828,038	$2,119,574	$1,828,038	$2,119,574
Rehabilitation hospital	867,175	1,107,852	867,175	1,107,852
Outpatient rehabilitation	979,678	1,265,487	979,678	1,265,487
Concentra	2,174,931	2,447,387	2,174,931	2,447,387
Other	114,978	166,640	114,978	166,640
Total Company	$5,964,800	$7,106,940	$5,964,800	$7,106,940
Purchases of property and equipment:
Critical illness recovery hospital	$12,849	$14,488	$23,321	$24,648
Rehabilitation hospital	8,080	5,356	20,997	18,539
Outpatient rehabilitation	8,018	6,705	15,356	15,745
Concentra	10,121	12,240	16,742	27,938
Other	2,963	1,423	5,232	2,415
Total Company	$42,031	$40,212	$81,648	$89,285

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$60,725	$28,195	$41,947	$72,568	$(25,207)
Depreciation and amortization	(11,952)	(6,015)	(6,704)	(24,697)	(2,356)
Stock compensation expense	—	—	—	(1,138)	(4,846)
U.S. HealthWorks acquisition costs	—	—	—	41	—
Income (loss) from operations	$48,773	$22,180	$35,243	$46,774	$(32,409)	$120,561
Equity in earnings of unconsolidated subsidiaries						4,785
Non-operating gain						6,478
Interest expense						(50,159)
Income before income taxes						$81,665

	Three Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$64,138	$29,968	$42,584	$76,087	$(26,544)
Depreciation and amortization	(14,495)	(6,696)	(6,991)	(24,479)	(2,332)
Stock compensation expense	—	—	—	(767)	(5,591)
Income (loss) from operations	$49,643	$23,272	$35,593	$50,841	$(34,467)	$124,882
Equity in earnings of unconsolidated subsidiaries						7,394
Interest expense						(51,464)
Income before income taxes						$80,812

	Six Months Ended June 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$133,697	$54,971	$72,472	$130,365	$(50,045)
Depreciation and amortization	(23,010)	(11,737)	(13,341)	(45,844)	(4,563)
Stock compensation expense	—	—	—	(1,349)	(9,562)
U.S. HealthWorks acquisition costs	—	—	—	(2,895)	—
Income (loss) from operations	$110,687	$43,234	$59,131	$80,277	$(64,170)	$229,159
Loss on early retirement of debt						(10,255)
Equity in earnings of unconsolidated subsidiaries						9,482
Non-operating gain						6,877
Interest expense						(97,322)
Income before income taxes						$137,941

	Six Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$137,136	$55,765	$71,575	$142,345	$(50,471)
Depreciation and amortization	(25,946)	(13,098)	(14,023)	(49,383)	(4,681)
Stock compensation expense	—	—	—	(1,534)	(11,079)
Income (loss) from operations	$111,190	$42,667	$57,552	$91,428	$(66,231)	$236,606
Equity in earnings of unconsolidated subsidiaries						11,760
Non-operating gain						6,532
Interest expense						(102,275)
Income before income taxes						$152,623

11.	Revenue from Contracts with Customers
Net operating revenues consist primarily of patient service revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$225,857	$73,054	$41,475	$517	$—	$340,903
Non-Medicare	213,083	62,387	194,611	409,922	—	880,003
Total patient services revenues	438,940	135,441	236,086	410,439	—	1,220,906
Other revenues(1)	3,512	9,338	17,828	2,384	42,242	75,304
Total net operating revenues	$442,452	$144,779	$253,914	$412,823	$42,242	$1,296,210

	Three Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$223,688	$77,260	$43,869	$474	$—	$345,291
Non-Medicare	234,616	73,972	198,241	410,277	—	917,106
Total patient services revenues	458,304	151,232	242,110	410,751	—	1,262,397
Other revenues	2,839	9,142	19,781	2,700	64,505	98,967
Total net operating revenues	$461,143	$160,374	$261,891	$413,451	$64,505	$1,361,364

	Six Months Ended June 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$466,849	$145,895	$79,665	$1,145	$—	$693,554
Non-Medicare	433,089	124,289	383,511	763,174	—	1,704,063
Total patient services revenues	899,938	270,184	463,176	764,319	—	2,397,617
Other revenues(1)	7,190	17,903	34,969	4,620	86,875	151,557
Total net operating revenues	$907,128	$288,087	$498,145	$768,939	$86,875	$2,549,174

	Six Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$461,857	$151,839	$84,147	$1,029	$—	$698,872
Non-Medicare	451,575	144,614	386,155	803,513	—	1,785,857
Total patient services revenues	913,432	296,453	470,302	804,542	—	2,484,729
Other revenues	5,245	18,479	38,494	5,230	133,818	201,266
Total net operating revenues	$918,677	$314,932	$508,796	$809,772	$133,818	$2,685,995

_______________________________________________________________________________

(1)
For the three and six months ended June 30, 2018, the financial results of the Company’s reportable segments have been changed to remove the net operating revenues associated with employee leasing services provided to the Company’s non-consolidating subsidiaries. These results are now reported as part of the Company’s other activities.

12.	Earnings per Share
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

(i)
Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no dividends declared or contractual dividends paid for the three and six months ended June 30, 2018 and 2019.

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

	Basic EPS		Diluted EPS
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Net income	$60,559	$59,986	$60,559	$59,986
Less: net income attributable to non-controlling interests	14,048	15,170	14,048	15,170
Net income attributable to the Company	46,511	44,816	46,511	44,816
Less: net income attributable to participating securities	1,517	1,484	1,517	1,484
Net income attributable to common shares	$44,994	$43,332	$44,994	$43,332

	Basic EPS		Diluted EPS
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Net income	$104,541	$113,330	$104,541	$113,330
Less: net income attributable to non-controlling interests	24,291	27,680	24,291	27,680
Net income attributable to the Company	80,250	85,650	80,250	85,650
Less: net income attributable to participating securities	2,630	2,827	2,628	2,826
Net income attributable to common shares	$77,620	$82,823	$77,622	$82,824

The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended June 30, 2018
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$44,994	129,830	$0.35	$44,994	129,924	$0.35
Participating securities	1,517	4,379	$0.35	1,517	4,379	$0.35
Total Company	$46,511			$46,511

	Three Months Ended June 30, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$43,332	130,525	$0.33	$43,332	130,562	$0.33
Participating securities	1,484	4,471	$0.33	1,484	4,471	$0.33
Total Company	$44,816			$44,816

	Six Months Ended June 30, 2018
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$77,620	129,761	$0.60	$77,622	129,871	$0.60
Participating securities	2,630	4,397	$0.60	2,628	4,397	$0.60
Total Company	$80,250			$80,250

	Six Months Ended June 30, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$82,823	130,672	$0.63	$82,824	130,711	$0.63
Participating securities	2,827	4,460	$0.63	2,826	4,460	$0.63
Total Company	$85,650			$85,650
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

13.	Commitments and Contingencies
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

14.	Subsequent Events
Issuance and Sale of Senior Notes
        On August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of senior notes due August 15, 2026. Select intends to use a portion of the net proceeds of the senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities (as described below), to redeem in full Select’s $710 million 6.375% senior notes due 2021, to repay in full the outstanding borrowings under Select’s revolving credit facility, and pay related fees and expenses associated with the financing.
       Interest on the senior notes accrues at the rate of 6.250% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. The senior notes are Select’s senior unsecured obligations which are subordinated to all of Select’s existing and future secured indebtedness, including the Select credit facilities. The senior notes rank equally in right of payment with all of Select’s other existing and future senior unsecured indebtedness and senior in right of payment to all of Select’s existing and future subordinated indebtedness. The senior notes are unconditionally guaranteed on a joint and several basis by each of Select’s direct or indirect existing and future domestic restricted subsidiaries, other than certain non-guarantor subsidiaries.
        Select may redeem some or all of the senior notes prior to August 15, 2022 by paying a “make-whole” premium. Select may redeem some or all of the senior notes on or after August 15, 2022 at specified redemption prices. In addition, prior to August 15, 2022, Select may redeem up to 40% of the principal amount of the senior notes with the net proceeds of certain equity offerings at a price of 106.250% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.
The terms of the senior notes contains covenants that, among other things, limit Select’s ability and the ability of certain of Select’s subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications.
Amendment to Select Credit Facilities
On August 1, 2019, Select entered into Amendment No. 3 to the Select credit agreement dated March 6, 2017. Among other things, the amendment (i) provided for an additional $500.0 million in term loans that, along with the existing Select term loan, have a maturity date of March 6, 2025, (ii) extended the maturity date of Select’s revolving credit facility from March 6, 2022 to March 6, 2024, and (iii) increased the total net leverage ratio permitted under the Select credit agreement.

15.	Condensed Consolidating Financial Information
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

Select Medical Corporation
Condensed Consolidating Balance Sheet
June 30, 2019
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$78	$7,576	$3,256	$113,126	$—		$124,036
Accounts receivable	—	445,484	129,946	216,339	—		791,769
Intercompany receivables	—	1,702,313	147,990	—	(1,850,303)	(a)	—
Prepaid income taxes	142	5,936	8	6,838	(606)	(f)	12,318
Other current assets	29,306	32,072	9,923	28,641	—		99,942
Total Current Assets	29,526	2,193,381	291,123	364,944	(1,850,909)		1,028,065
Operating lease right-of-use assets	33,568	441,710	513,796	307,623	(325,312)	(a)	971,385
Property and equipment, net	28,578	658,686	114,256	207,035	—		1,008,555
Investment in affiliates	4,543,196	175,551	—	—	(4,718,747)	(b)(c)	—
Goodwill	—	2,150,658	—	1,234,736	—		3,385,394
Identifiable intangible assets, net	3	98,033	4,676	316,623	—		419,335
Other assets	34,285	236,642	16,524	16,426	(9,671)	(e)	294,206
Total Assets	$4,669,156	$5,954,661	$940,375	$2,447,387	$(6,904,639)		$7,106,940
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$27,259	$—	$—	$—	$—		$27,259
Current operating lease liabilities	6,419	102,709	39,896	67,155	(13,695)	(a)	202,484
Current portion of long-term debt and notes payable	6,376	524	192	1,920	—		9,012
Accounts payable	14,227	80,569	22,931	20,288	—		138,015
Intercompany payables	1,702,313	147,990	—	—	(1,850,303)	(a)	—
Accrued payroll	7,498	95,373	4,579	39,947	—		147,397
Accrued vacation	5,086	67,198	15,767	34,226	—		122,277
Accrued interest	5,282	35	6	4,911	—		10,234
Accrued other	63,952	64,262	14,735	41,298	—		184,247
Income taxes payable	8,333	3,082	47	911	(606)	(f)	11,767
Total Current Liabilities	1,846,745	561,742	98,153	210,656	(1,864,604)		852,692
Non-current operating lease liabilities	30,244	363,883	455,165	251,521	(286,910)	(a)	813,903
Long-term debt, net of current portion	1,918,283	9,473	55,050	1,366,896	—		3,349,702
Non-current deferred tax liability	—	100,310	1,359	55,718	(9,671)	(e)	147,716
Other non-current liabilities	27,875	63,035	3,235	33,117	(24,707)	(a)	102,555
Total Liabilities	3,823,147	1,098,443	612,962	1,917,908	(2,185,892)		5,266,568
Redeemable non-controlling interests	—	—	—	17,432	826,990	(d)	844,422
Stockholders’ Equity:
Common stock	0	—	—	—	—		0
Capital in excess of par	988,333	—	—	—	—		988,333
Retained earnings (accumulated deficit)	(142,324)	1,613,283	(24,651)	45,806	(1,634,438)	(c)(d)	(142,324)
Subsidiary investment	—	3,242,935	352,064	460,757	(4,055,756)	(b)(d)	—
Total Select Medical Corporation Stockholders’ Equity	846,009	4,856,218	327,413	506,563	(5,690,194)		846,009
Non-controlling interests	—	—	—	5,484	144,457	(d)	149,941
Total Equity	846,009	4,856,218	327,413	512,047	(5,545,737)		995,950
Total Liabilities and Equity	$4,669,156	$5,954,661	$940,375	$2,447,387	$(6,904,639)		$7,106,940
_______________________________________________________________________________

(a)	Elimination of intercompany balances.

(b)	Elimination of investments in consolidated subsidiaries.

(c)	Elimination of investments in consolidated subsidiaries’ earnings.

(d)	Reclassification of equity attributable to non-controlling interests.

(e)	Reclassification to report net non-current deferred tax liability in consolidation.

(f)	Reclassification to report prepaid income taxes and income taxes payable by tax jurisdiction in consolidation.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2019
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$—	$734,359	$213,554	$413,451	$—		$1,361,364
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	796	629,118	182,105	338,131	—		1,150,150
General and administrative	31,865	(526)	—	—	—		31,339
Depreciation and amortization	2,213	22,866	5,435	24,479	—		54,993
Total costs and expenses	34,874	651,458	187,540	362,610	—		1,236,482
Income (loss) from operations	(34,874)	82,901	26,014	50,841	—		124,882
Other income and expense:
Intercompany interest and royalty fees	4,705	(2,128)	(2,204)	(373)	—		—
Intercompany management fees	57,738	(42,503)	(15,235)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	7,370	24	—	—		7,394
Interest income (expense)	(29,109)	8	(219)	(22,144)	—		(51,464)
Income (loss) before income taxes	(1,540)	45,648	8,380	28,324	—		80,812
Income tax expense	1,140	13,021	138	6,527	—		20,826
Equity in earnings of consolidated subsidiaries	47,496	4,687	—	—	(52,183)	(a)	—
Net income	44,816	37,314	8,242	21,797	(52,183)		59,986
Less: Net income attributable to non-controlling interests	—	—	3,555	11,615	—		15,170
Net income attributable to Select Medical Corporation	$44,816	$37,314	$4,687	$10,182	$(52,183)		$44,816
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2019
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$—	$1,454,189	$422,034	$809,772	$—		$2,685,995
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,535	1,253,593	358,153	668,961	—		2,282,242
General and administrative	60,562	(546)	—	—	—		60,016
Depreciation and amortization	4,444	43,400	9,904	49,383	—		107,131
Total costs and expenses	66,541	1,296,447	368,057	718,344	—		2,449,389
Income (loss) from operations	(66,541)	157,742	53,977	91,428	—		236,606
Other income and expense:
Intercompany interest and royalty fees	8,813	(3,230)	(4,847)	(736)	—		—
Intercompany management fees	119,210	(91,273)	(27,937)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	11,713	47	—	—		11,760
Non-operating gain	—	6,532	—	—	—		6,532
Interest income (expense)	(57,309)	128	(440)	(44,654)	—		(102,275)
Income before income taxes	4,173	81,612	20,800	46,038	—		152,623
Income tax expense	1,197	27,246	545	10,305	—		39,293
Equity in earnings of consolidated subsidiaries	82,674	11,898	—	—	(94,572)	(a)	—
Net income	85,650	66,264	20,255	35,733	(94,572)		113,330
Less: Net income attributable to non-controlling interests	—	—	8,357	19,323	—		27,680
Net income attributable to Select Medical Corporation	$85,650	$66,264	$11,898	$16,410	$(94,572)		$85,650
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2019
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Operating activities
Net income	$85,650	$66,264	$20,255	$35,733	$(94,572)	(a)	$113,330
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	—	11,140	8	—	—		11,148
Depreciation and amortization	4,444	43,400	9,904	49,383	—		107,131
Provision for bad debts	—	28	1,735	195	—		1,958
Equity in earnings of unconsolidated subsidiaries	—	(11,713)	(47)	—	—		(11,760)
Equity in earnings of consolidated subsidiaries	(82,674)	(11,898)	—	—	94,572	(a)	—
Loss (gain) on sale of assets and businesses	300	(6,617)	(37)	—	—		(6,354)
Stock compensation expense	11,079	—	—	1,534	—		12,613
Amortization of debt discount, premium and issuance costs	3,226	—	—	3,100	—		6,326
Deferred income taxes	(2,338)	(401)	366	(3,917)	—		(6,290)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	—	(47,838)	(12,998)	(25,037)	—		(85,873)
Other current assets	(10,868)	558	2,624	(1,550)	—		(9,236)
Other assets	(167)	(1,019)	(3,152)	3,734	(335)	(b)	(939)
Accounts payable	(46)	4,192	2,491	(3,967)	—		2,670
Accrued expenses	(8,649)	9,546	(773)	(18,615)	335	(b)	(18,156)
Income taxes	18,425	491	(151)	(2,419)	—		16,346
Net cash provided by operating activities	18,382	56,133	20,225	38,174	—		132,914
Investing activities
Business combinations, net of cash acquired	—	(61,861)	(3,974)	(20,227)	—		(86,062)
Purchases of property and equipment	(2,415)	(36,648)	(22,284)	(27,938)	—		(89,285)
Investment in businesses	—	(52,057)	(200)	—	—		(52,257)
Proceeds from sale of assets and businesses	—	88	37	—	—		125
Net cash used in investing activities	(2,415)	(150,478)	(26,421)	(48,165)	—		(227,479)
Financing activities
Borrowings on revolving facilities	635,000	—	—	—	—		635,000
Payments on revolving facilities	(460,000)	—	—	—	—		(460,000)
Payments on term loans	(98,807)	—	—	(33,878)	—		(132,685)
Borrowings of other debt	5,613	—	8,617	—	—		14,230
Principal payments on other debt	(6,103)	(245)	(3,818)	(2,514)	—		(12,680)
Dividends paid to Holdings	(13,620)	—	—	—	—		(13,620)
Equity investment by Holdings	459	—	—	—	—		459
Intercompany	(80,684)	94,742	(14,058)	—	—		—
Increase in overdrafts	2,176	—	—	—	—		2,176
Proceeds from issuance of non-controlling interests	—	—	18,288	—	—		18,288
Distributions to and purchases of non-controlling interests	—	(150)	(3,988)	(3,607)	—		(7,745)
Net cash provided by (used in) financing activities	(15,966)	94,347	5,041	(39,999)	—		43,423
Net increase (decrease) in cash and cash equivalents	1	2	(1,155)	(49,990)	—		(51,142)
Cash and cash equivalents at beginning of period	77	7,574	4,411	163,116	—		175,178
Cash and cash equivalents at end of period	$78	$7,576	$3,256	$113,126	$—		$124,036
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

(b)	Elimination of intercompany balances.

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

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$(17)	$690,766	$192,638	$412,823	$—		$1,296,210
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	799	589,707	162,832	341,393	—		1,094,731
General and administrative	29,208	27	—	(41)	—		29,194
Depreciation and amortization	2,355	20,535	4,137	24,697	—		51,724
Total costs and expenses	32,362	610,269	166,969	366,049	—		1,175,649
Income (loss) from operations	(32,379)	80,497	25,669	46,774	—		120,561
Other income and expense:
Intercompany interest and royalty fees	7,553	(3,629)	(3,609)	(315)	—		—
Intercompany management fees	55,416	(43,931)	(11,485)	—	—		—
Equity in earnings of unconsolidated subsidiaries	—	4,776	9	—	—		4,785
Non-operating gain	1,654	4,824	—	—	—		6,478
Interest income (expense)	(29,412)	188	(186)	(20,749)	—		(50,159)
Income before income taxes	2,832	42,725	10,398	25,710	—		81,665
Income tax expense	831	14,254	145	5,876	—		21,106
Equity in earnings of consolidated subsidiaries	44,510	6,840	—	—	(51,350)	(a)	—
Net income	46,511	35,311	10,253	19,834	(51,350)		60,559
Less: Net income attributable to non-controlling interests	—	12	3,413	10,623	—		14,048
Net income attributable to Select Medical Corporation	$46,511	$35,299	$6,840	$9,211	$(51,350)		$46,511
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

Select Medical Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2018
(unaudited)

	Select (Parent Company Only)	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Non-Guarantor Concentra	Consolidating and Eliminating Adjustments		Consolidated Select Medical Corporation
	(in thousands)
Net operating revenues	$—	$1,397,178	$383,057	$768,939	$—		$2,549,174
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,525	1,197,733	321,363	639,923	—		2,160,544
General and administrative	58,015	66	—	2,895	—		60,976
Depreciation and amortization	4,562	39,982	8,107	45,844	—		98,495
Total costs and expenses	64,102	1,237,781	329,470	688,662	—		2,320,015
Income (loss) from operations	(64,102)	159,397	53,587	80,277	—		229,159
Other income and expense:
Intercompany interest and royalty fees	15,672	(7,924)	(7,240)	(508)	—		—
Intercompany management fees	116,148	(93,471)	(22,677)	—	—		—
Loss on early retirement of debt	(2,229)	—	—	(8,026)	—		(10,255)
Equity in earnings of unconsolidated subsidiaries	—	9,460	22	—	—		9,482
Non-operating gain	1,654	5,223	—	—	—		6,877
Interest income (expense)	(60,483)	121	(337)	(36,623)	—		(97,322)
Income before income taxes	6,660	72,806	23,355	35,120	—		137,941
Income tax expense	1,345	26,189	238	5,628	—		33,400
Equity in earnings of consolidated subsidiaries	74,935	15,123	—	—	(90,058)	(a)	—
Net income	80,250	61,740	23,117	29,492	(90,058)		104,541
Less: Net income attributable to non-controlling interests	—	97	7,994	16,200	—		24,291
Net income attributable to Select Medical Corporation	$80,250	$61,643	$15,123	$13,292	$(90,058)		$80,250
_______________________________________________________________________________

(a)	Elimination of equity in earnings of consolidated subsidiaries.

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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of June 30, 2019, we had operations in 47 states and the District of Columbia. We operated 100 critical illness recovery hospitals in 28 states, 28 rehabilitation hospitals in 12 states, and 1,695 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 526 occupational health centers in 41 states as of June 30, 2019. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had net operating revenues of $2,686.0 million for the six months ended June 30, 2019. Of this total, we earned approximately 34% of our net operating revenues from our critical illness recovery hospital segment, approximately 12% from our rehabilitation hospital segment, approximately 19% from our outpatient rehabilitation segment, and approximately 30% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs. During the three months ended June 30, 2019, we began reporting the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries as part of our other activities. Previously, these services were reflected in the financial results of our reportable segments. Under these employee leasing arrangements, actual labor costs are passed through to our non-consolidating subsidiaries, resulting in our recognition of net operating revenues equal to the actual labor costs incurred. Prior year results presented herein have been changed to conform to the current presentation.
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

The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)
Net income	$60,559	$59,986	$104,541	$113,330
Income tax expense	21,106	20,826	33,400	39,293
Interest expense	50,159	51,464	97,322	102,275
Non-operating gain	(6,478)	—	(6,877)	(6,532)
Equity in earnings of unconsolidated subsidiaries	(4,785)	(7,394)	(9,482)	(11,760)
Loss on early retirement of debt	—	—	10,255	—
Income from operations	120,561	124,882	229,159	236,606
Stock compensation expense:
Included in general and administrative	4,047	4,796	8,037	9,544
Included in cost of services	1,937	1,562	2,874	3,069
Depreciation and amortization	51,724	54,993	98,495	107,131
U.S. HealthWorks acquisition costs	(41)	—	2,895	—
Adjusted EBITDA	$178,228	$186,233	$341,460	$356,350
Summary Financial Results
Three Months Ended June 30, 2019
For the three months ended June 30, 2019, our net operating revenues increased 5.0% to $1,361.4 million, compared to $1,296.2 million for the three months ended June 30, 2018. Income from operations increased 3.6% to $124.9 million for the three months ended June 30, 2019, compared to $120.6 million for the three months ended June 30, 2018.
Net income was $60.0 million for the three months ended June 30, 2019, compared to $60.6 million for the three months ended June 30, 2018. Net income included a pre-tax non-operating gain of $6.5 million for the three months ended June 30, 2018.
Adjusted EBITDA increased 4.5% to $186.2 million for the three months ended June 30, 2019, compared to $178.2 million for the three months ended June 30, 2018. Our Adjusted EBITDA margin was 13.7% for both the three months ended June 30, 2019 and 2018.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$461,143	$160,374	$261,891	$413,451	$64,505	$1,361,364
Operating expenses	397,005	130,406	219,307	338,131	96,640	1,181,489
Depreciation and amortization	14,495	6,696	6,991	24,479	2,332	54,993
Income (loss) from operations	$49,643	$23,272	$35,593	$50,841	$(34,467)	$124,882
Depreciation and amortization	14,495	6,696	6,991	24,479	2,332	54,993
Stock compensation expense	—	—	—	767	5,591	6,358
Adjusted EBITDA	$64,138	$29,968	$42,584	$76,087	$(26,544)	$186,233
Adjusted EBITDA margin	13.9%	18.7%	16.3%	18.4%	N/M	13.7%

	Three Months Ended June 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$442,452	$144,779	$253,914	$412,823	$42,242	$1,296,210
Operating expenses(1)	381,727	116,584	211,967	341,352	72,295	1,123,925
Depreciation and amortization	11,952	6,015	6,704	24,697	2,356	51,724
Income (loss) from operations	$48,773	$22,180	$35,243	$46,774	$(32,409)	$120,561
Depreciation and amortization	11,952	6,015	6,704	24,697	2,356	51,724
Stock compensation expense	—	—	—	1,138	4,846	5,984
U.S. HealthWorks acquisition costs	—	—	—	(41)	—	(41)
Adjusted EBITDA	$60,725	$28,195	$41,947	$72,568	$(25,207)	$178,228
Adjusted EBITDA margin	13.7%	19.5%	16.5%	17.6%	N/M	13.7%
The following table summarizes changes in segment performance measures for the three months ended June 30, 2019, compared to the three months ended June 30, 2018:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	4.2%	10.8%	3.1%	0.2%	52.7%	5.0%
Change in income from operations	1.8%	4.9%	1.0%	8.7%	(6.4)%	3.6%
Change in Adjusted EBITDA	5.6%	6.3%	1.5%	4.8%	(5.3)%	4.5%
_______________________________________________________________________________
N/M —     Not meaningful.

(1)
For the three months ended June 30, 2018, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

Six Months Ended June 30, 2019
For the six months ended June 30, 2019, our net operating revenues increased 5.4% to $2,686.0 million, compared to $2,549.2 million for the six months ended June 30, 2018. Income from operations increased 3.2% to $236.6 million for the six months ended June 30, 2019, compared to $229.2 million for the six months ended June 30, 2018.
Net income increased 8.4% to $113.3 million for the six months ended June 30, 2019, compared to $104.5 million for the six months ended June 30, 2018. Net income included a pre-tax non-operating gain of $6.5 million for the six months ended June 30, 2019. Net income included pre-tax losses on early retirement of debt of $10.3 million, pre-tax non-operating gains of $6.9 million, and pre-tax U.S. HealthWorks acquisition costs of $2.9 million for the six months ended June 30, 2018.
Adjusted EBITDA increased 4.4% to $356.4 million for the six months ended June 30, 2019, compared to $341.5 million for the six months ended June 30, 2018. Our Adjusted EBITDA margin was 13.3% for the six months ended June 30, 2019, compared to 13.4% for the six months ended June 30, 2018.

The following tables reconcile our segment performance measures to our consolidated operating results:

	Six Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$918,677	$314,932	$508,796	$809,772	$133,818	$2,685,995
Operating expenses	781,541	259,167	437,221	668,961	195,368	2,342,258
Depreciation and amortization	25,946	13,098	14,023	49,383	4,681	107,131
Income (loss) from operations	$111,190	$42,667	$57,552	$91,428	$(66,231)	$236,606
Depreciation and amortization	25,946	13,098	14,023	49,383	4,681	107,131
Stock compensation expense	—	—	—	1,534	11,079	12,613
Adjusted EBITDA	$137,136	$55,765	$71,575	$142,345	$(50,471)	$356,350
Adjusted EBITDA margin	14.9%	17.7%	14.1%	17.6%	N/M	13.3%

	Six Months Ended June 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$907,128	$288,087	$498,145	$768,939	$86,875	$2,549,174
Operating expenses(1)	773,431	233,116	425,673	642,818	146,482	2,221,520
Depreciation and amortization	23,010	11,737	13,341	45,844	4,563	98,495
Income (loss) from operations	$110,687	$43,234	$59,131	$80,277	$(64,170)	$229,159
Depreciation and amortization	23,010	11,737	13,341	45,844	4,563	98,495
Stock compensation expense	—	—	—	1,349	9,562	10,911
U.S. HealthWorks acquisition costs	—	—	—	2,895	—	2,895
Adjusted EBITDA	$133,697	$54,971	$72,472	$130,365	$(50,045)	$341,460
Adjusted EBITDA margin	14.7%	19.1%	14.5%	17.0%	N/M	13.4%
The following table summarizes changes in segment performance measures for the six months ended June 30, 2019, compared to the six months ended June 30, 2018:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	1.3%	9.3%	2.1%	5.3%	54.0%	5.4%
Change in income from operations	0.5%	(1.3)%	(2.7)%	13.9%	(3.2)%	3.2%
Change in Adjusted EBITDA	2.6%	1.4%	(1.2)%	9.2%	(0.9)%	4.4%
_______________________________________________________________________________
N/M —     Not meaningful.

(1)
For the six months ended June 30, 2018, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 26% of our net operating revenues for the six months ended June 30, 2019, and 27% of our net operating revenues for the year ended December 31, 2018.
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
Fiscal Year 2020. On May 3, 2019, CMS published the proposed policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). The standard federal rate would be set at $42,951, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020, if adopted, includes a market basket increase of 3.2%, less a productivity adjustment of 0.5%. The standard federal rate also includes an area wage budget neutrality factor of 1.0064747 and a temporary, one-time budget neutrality adjustment of 0.999856 in connection with the elimination of the 25 Percent Rule (discussed herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS, if adopted, would be set at $29,997, which is an increase from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate, if adopted, would be set at $26,994, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743. For LTCH discharges occurring in cost reporting periods beginning in FY 2020, site neutral payment rate cases will begin to be paid fully on the site neutral payment rate, rather than the transitional blended rate.

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
Fiscal Year 2020. On July 31, 2019, CMS released an advanced copy of the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). The standard payment conversion factor for discharges for fiscal year 2020 was set at $16,489, an increase from the standard payment conversion factor applicable during fiscal year 2019 of $16,021. The update to the standard payment conversion factor for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. CMS increased the outlier threshold amount for fiscal year 2020 to $9,935 from $9,402 established in the final rule for fiscal year 2019.
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

Operating Statistics
The following table sets forth operating statistics for each of our segments for the periods presented. The operating statistics reflect data for the period of time we managed these operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Critical illness recovery hospital data:
Number of hospitals owned—start of period	99	96	99	96
Number of hospitals acquired	—	3	—	3
Number of hospital start-ups	—	—	1	—
Number of hospitals closed/sold	(1)	—	(2)	—
Number of hospitals owned—end of period	98	99	98	99
Number of hospitals managed—end of period	—	1	—	1
Total number of hospitals (all)—end of period	98	100	98	100
Available licensed beds(1)	4,124	4,230	4,124	4,230
Admissions(1)	9,121	9,172	18,954	18,628
Patient days(1)	256,132	262,860	521,972	520,989
Average length of stay (days)(1)	28	28	28	28
Net revenue per patient day(1)(2)	$1,710	$1,739	$1,721	$1,749
Occupancy rate(1)	68%	69%	69%	70%
Percent patient days—Medicare(1)	53%	50%	53%	52%
Rehabilitation hospital data:
Number of hospitals owned—start of period	16	18	16	17
Number of hospitals start-ups	1	1	1	2
Number of hospitals owned—end of period	17	19	17	19
Number of hospitals managed—end of period	9	9	9	9
Total number of hospitals (all)—end of period	26	28	26	28
Available licensed beds(1)	1,189	1,299	1,189	1,299
Admissions(1)	5,455	6,017	10,849	11,853
Patient days(1)	77,415	86,525	154,305	169,341
Average length of stay (days)(1)	14	14	14	14
Net revenue per patient day(1)(2)	$1,608	$1,635	$1,615	$1,634
Occupancy rate(1)	73%	75%	74%	76%
Percent patient days—Medicare(1)	54%	50%	54%	51%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,449	1,407	1,447	1,423
Number of clinics acquired	11	10	14	14
Number of clinic start-ups	10	11	18	22
Number of clinics closed/sold	(35)	(9)	(44)	(40)
Number of clinics owned—end of period	1,435	1,419	1,435	1,419
Number of clinics managed—end of period	203	276	203	276
Total number of clinics (all)—end of period	1,638	1,695	1,638	1,695
Number of visits(1)	2,144,655	2,203,505	4,212,120	4,257,988
Net revenue per visit(1)(3)	$103	$102	$103	$103
Concentra data:
Number of centers owned—start of period	531	525	312	524
Number of centers acquired	—	4	219	5
Number of centers closed/sold	(4)	(3)	(4)	(3)
Number of centers owned—end of period	527	526	527	526
Number of onsite clinics operated—end of period	123	129	123	129
Number of CBOCs owned—end of period	31	33	31	33
Number of visits(1)	3,024,121	3,103,089	5,620,180	6,014,696
Net revenue per visit(1)(3)	$125	$121	$125	$122

_____________________________________________________________

(1)	Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics are excluded.

(2)	Net revenue per patient day is calculated by dividing direct patient service revenues by the total number of patient days.

(3)
Net revenue per visit is calculated by dividing direct patient service revenue by the total number of visits. For purposes of this computation for our Concentra segment, direct patient service revenue does not include onsite clinics and community-based outpatient clinics.

Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services, exclusive of depreciation and amortization(1)	84.5	84.5	84.8	85.0
General and administrative	2.3	2.3	2.4	2.2
Depreciation and amortization	3.9	4.0	3.8	4.0
Income from operations	9.3	9.2	9.0	8.8
Loss on early retirement of debt	—	—	(0.4)	—
Equity in earnings of unconsolidated subsidiaries	0.4	0.5	0.4	0.5
Non-operating gain	0.5	—	0.2	0.2
Interest expense	(3.9)	(3.8)	(3.8)	(3.8)
Income before income taxes	6.3	5.9	5.4	5.7
Income tax expense	1.6	1.5	1.3	1.5
Net income	4.7	4.4	4.1	4.2
Net income attributable to non-controlling interests	1.1	1.1	1.0	1.0
Net income attributable to Holdings and Select	3.6%	3.3%	3.1%	3.2%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018(2)	2019	% Change	2018(2)	2019	% Change
	(in thousands)
Net operating revenues:
Critical illness recovery hospital	$442,452	$461,143	4.2%	$907,128	$918,677	1.3%
Rehabilitation hospital	144,779	160,374	10.8	288,087	314,932	9.3
Outpatient rehabilitation	253,914	261,891	3.1	498,145	508,796	2.1
Concentra	412,823	413,451	0.2	768,939	809,772	5.3
Other(1)	42,242	64,505	52.7	86,875	133,818	54.0
Total Company	$1,296,210	$1,361,364	5.0%	$2,549,174	$2,685,995	5.4%
Income (loss) from operations:
Critical illness recovery hospital	$48,773	$49,643	1.8%	$110,687	$111,190	0.5%
Rehabilitation hospital	22,180	23,272	4.9	43,234	42,667	(1.3)
Outpatient rehabilitation	35,243	35,593	1.0	59,131	57,552	(2.7)
Concentra	46,774	50,841	8.7	80,277	91,428	13.9
Other(1)	(32,409)	(34,467)	(6.4)	(64,170)	(66,231)	(3.2)
Total Company	$120,561	$124,882	3.6%	$229,159	$236,606	3.2%
Adjusted EBITDA:
Critical illness recovery hospital	$60,725	$64,138	5.6%	$133,697	$137,136	2.6%
Rehabilitation hospital	28,195	29,968	6.3	54,971	55,765	1.4
Outpatient rehabilitation	41,947	42,584	1.5	72,472	71,575	(1.2)
Concentra	72,568	76,087	4.8	130,365	142,345	9.2
Other(1)	(25,207)	(26,544)	(5.3)	(50,045)	(50,471)	(0.9)
Total Company	$178,228	$186,233	4.5%	$341,460	$356,350	4.4%
Adjusted EBITDA margins:
Critical illness recovery hospital	13.7%	13.9%		14.7%	14.9%
Rehabilitation hospital	19.5	18.7		19.1	17.7
Outpatient rehabilitation	16.5	16.3		14.5	14.1
Concentra	17.6	18.4		17.0	17.6
Other(1)	N/M	N/M		N/M	N/M
Total Company	13.7%	13.7%		13.4%	13.3%
Total assets:
Critical illness recovery hospital	$1,828,038	$2,119,574		$1,828,038	$2,119,574
Rehabilitation hospital	867,175	1,107,852		867,175	1,107,852
Outpatient rehabilitation	979,678	1,265,487		979,678	1,265,487
Concentra	2,174,931	2,447,387		2,174,931	2,447,387
Other(1)	114,978	166,640		114,978	166,640
Total Company	$5,964,800	$7,106,940		$5,964,800	$7,106,940
Purchases of property and equipment:
Critical illness recovery hospital	$12,849	$14,488		$23,321	$24,648
Rehabilitation hospital	8,080	5,356		20,997	18,539
Outpatient rehabilitation	8,018	6,705		15,356	15,745
Concentra	10,121	12,240		16,742	27,938
Other(1)	2,963	1,423		5,232	2,415
Total Company	$42,031	$40,212		$81,648	$89,285
_______________________________________________________________________________

(1)
Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.

(2)
For the three and six months ended June 30, 2018, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

N/M —     Not meaningful.

Three Months Ended June 30, 2019, Compared to Three Months Ended June 30, 2018
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
Net Operating Revenues
Our net operating revenues increased 5.0% to $1,361.4 million for the three months ended June 30, 2019, compared to $1,296.2 million for the three months ended June 30, 2018.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 4.2% to $461.1 million for the three months ended June 30, 2019, compared to $442.5 million for the three months ended June 30, 2018. The increase in net operating revenues was due to increases in both patient volume and net revenue per patient day. Our patient days increased 2.6% to 262,860 days for the three months ended June 30, 2019, compared to 256,132 days for the three months ended June 30, 2018. The increase in patient days was principally due to the acquisition of three hospitals during the three months ended June 30, 2019, offset in part by a decrease in patient days from hospital closures which occurred during 2018, including the temporary closure of our hospital located in Panama City, Florida as a result of damage sustained from Hurricane Michael in October 2018. For the three months ended June 30, 2019, our net revenue per patient day increased 1.7% to $1,739, as compared to $1,710 for the three months ended June 30, 2018. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Rehabilitation Hospital Segment.    Net operating revenues increased 10.8% to $160.4 million for the three months ended June 30, 2019, compared to $144.8 million for the three months ended June 30, 2018. Our patient days increased 11.8% to 86,525 days for the three months ended June 30, 2019, compared to 77,415 days for the three months ended June 30, 2018. The increase in patient days was principally driven by our rehabilitation hospitals which recently commenced operations. We also experienced an increase in patient days within our existing hospitals. Our net revenue per patient day increased 1.7% to $1,635 for the three months ended June 30, 2019, compared to $1,608 for the three months ended June 30, 2018. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues increased 3.1% to $261.9 million for the three months ended June 30, 2019, compared to $253.9 million for the three months ended June 30, 2018. The increase in net operating revenues was principally attributable to an increase in visits, which increased 2.7% to 2,203,505 for the three months ended June 30, 2019, compared to 2,144,655 visits for the three months ended June 30, 2018. The increase in visits was due to growth within both our existing clinics and new outpatient rehabilitation clinics. This growth was offset in part by the sale of outpatient rehabilitation clinics to non-consolidating subsidiaries since June 30, 2018. These clinics contributed 69,295 visits during the three months ended June 30, 2018. During the three months ended June 30, 2019, we also experienced an increase in management fee revenues related to services provided to our non-consolidating subsidiaries. These services have expanded as a result of our sales of clinics to these non-consolidating subsidiaries. Our net revenue per visit was $102 for the three months ended June 30, 2019, compared to $103 for the three months ended June 30, 2018.
Concentra Segment.    Net operating revenues increased to $413.5 million for the three months ended June 30, 2019, compared to $412.8 million for the three months ended June 30, 2018. Visits in our centers increased 2.6% to 3,103,089 visits for the three months ended June 30, 2019, compared to 3,024,121 visits for the three months ended June 30, 2018. Net revenue per visit was $121 for the three months ended June 30, 2019, compared to $125 for the three months ended June 30, 2018. The decrease in net revenue per visit was principally due to an increased proportion of employer service visits, which yield lower per visit rates.
Other.    Net operating revenues increased to $64.5 million for the three months ended June 30, 2019, compared to $42.2 million for the three months ended June 30, 2018. These net operating revenues are attributable to the employee leasing services we provide to certain of our non-consolidating subsidiaries. The increase in net operating revenues was due to both new employee leasing arrangements entered into since June 30, 2018, as well as increased services provided under existing employee leasing arrangements.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,181.5 million, or 86.8% of net operating revenues, for the three months ended June 30, 2019, compared to $1,123.9 million, or 86.8% of net operating revenues, for the three months ended June 30, 2018. Our cost of services, a major component of which is labor expense, was $1,150.2 million, or 84.5% of net operating revenues, for the three months ended June 30, 2019, compared to $1,094.7 million, or 84.5% of net operating revenues, for the three months ended June 30, 2018. Our operating expenses, relative to our net operating revenues, were adversely impacted by an increase in expenses incurred by our start-up rehabilitation hospitals during the three months ended June 30, 2019. General and administrative expenses were $31.3 million, or 2.3% of net operating revenues, for the three months ended June 30, 2019, compared to $29.2 million, or 2.3% of net operating revenues, for the three months ended June 30, 2018.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 5.6% to $64.1 million for the three months ended June 30, 2019, compared to $60.7 million for the three months ended June 30, 2018. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 13.9% for the three months ended June 30, 2019, compared to 13.7% for the three months ended June 30, 2018. The increase in Adjusted EBITDA for our critical illness recovery hospital segment was primarily driven by increases in patient volumes and net revenue per patient day, as discussed above under “Net Operating Revenues.”
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 6.3% to $30.0 million for the three months ended June 30, 2019, compared to $28.2 million for the three months ended June 30, 2018. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 18.7% for the three months ended June 30, 2019, compared to 19.5% for the three months ended June 30, 2018. The increase in Adjusted EBITDA was primarily attributable to an increase in patient volume at several of our existing hospitals. Our Adjusted EBITDA and Adjusted EBITDA margins were adversely impacted by Adjusted EBITDA losses in our start-up hospitals. Adjusted EBITDA start-up losses were $6.0 million for the three months ended June 30, 2019, compared to $2.1 million for the three months ended June 30, 2018.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 1.5% to $42.6 million for the three months ended June 30, 2019, compared to $41.9 million for the three months ended June 30, 2018. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 16.3% for the three months ended June 30, 2019, compared to 16.5% for the three months ended June 30, 2018. For the three months ended June 30, 2019, our Adjusted EBITDA increased as a result of newly acquired and developed clinics. Our Adjusted EBITDA margin was adversely impacted by increases in employee costs relative to our net operating revenues during the three months ended June 30, 2019.
Concentra Segment.    Adjusted EBITDA increased 4.8% to $76.1 million for the three months ended June 30, 2019, compared to $72.6 million for the three months ended June 30, 2018. Our Adjusted EBITDA margin for the Concentra segment was 18.4% for the three months ended June 30, 2019, compared to 17.6% for the three months ended June 30, 2018. The increases in Adjusted EBITDA and Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Other.    The Adjusted EBITDA loss was $26.5 million for the three months ended June 30, 2019, compared to an Adjusted EBITDA loss of $25.2 million for the three months ended June 30, 2018. The increase in our Adjusted EBITDA loss was due to an increase in general and administrative costs, which encompass our corporate shared service activities.
Depreciation and Amortization
Depreciation and amortization expense was $55.0 million for the three months ended June 30, 2019, compared to $51.7 million for the three months ended June 30, 2018. The increase principally occurred within our critical illness recovery hospital segment. During the three months ended June 30, 2019, certificate of need regulations were repealed in the state of Florida effective July 1, 2019; accordingly, the certificate of need intangible assets for our Florida critical illness recovery hospitals were fully amortized during the three months ended June 30, 2019.
Income from Operations
For the three months ended June 30, 2019, we had income from operations of $124.9 million, compared to $120.6 million for the three months ended June 30, 2018. The increase in income from operations resulted principally from our Concentra segment.

Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the three months ended June 30, 2019, we had equity in earnings of unconsolidated subsidiaries of $7.4 million, compared to $4.8 million for the three months ended June 30, 2018. The increase in equity in earnings was principally attributable to the growth of certain non-consolidating subsidiaries as a result of our sales of outpatient rehabilitation clinics to these subsidiaries.
Non-Operating Gain
We recognized a non-operating gain of $6.5 million during the three months ended June 30, 2018. The non-operating gain was principally attributable to the sale of outpatient rehabilitation clinics to a non-consolidating subsidiary.
Interest Expense
Interest expense was $51.5 million for the three months ended June 30, 2019, compared to $50.2 million for the three months ended June 30, 2018. The increase in interest expense was principally due to an increase in the variable interest rates associated with the Concentra credit facilities.
Income Taxes
We recorded income tax expense of $20.8 million for the three months ended June 30, 2019, which represented an effective tax rate of 25.8%. We recorded income tax expense of $21.1 million for the three months ended June 30, 2018, which represented an effective tax rate of 25.8%.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $15.2 million for the three months ended June 30, 2019, compared to $14.0 million for the three months ended June 30, 2018. The increase was principally due to the improved operating performance of our Concentra segment.

Six Months Ended June 30, 2019, Compared to Six Months Ended June 30, 2018
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
Net Operating Revenues
Our net operating revenues increased 5.4% to $2,686.0 million for the six months ended June 30, 2019, compared to $2,549.2 million for the six months ended June 30, 2018.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 1.3% to $918.7 million for the six months ended June 30, 2019, compared to $907.1 million for the six months ended June 30, 2018. The primary cause of the increase in net operating revenues was due to increases in both our Medicare and non-Medicare net revenue per patient day. Net revenue per patient day increased 1.6% to $1,749 for the six months ended June 30, 2019, compared to $1,721 for the six months ended June 30, 2018. Our patient days were 520,989 days for the six months ended June 30, 2019, compared to 521,972 days for the six months ended June 30, 2018.
Rehabilitation Hospital Segment.    Net operating revenues increased 9.3% to $314.9 million for the six months ended June 30, 2019, compared to $288.1 million for the six months ended June 30, 2018. The increase in net operating revenues resulted primarily from an increase in patient volumes during the six months ended June 30, 2019. Our patient days increased 9.7% to 169,341 days for the six months ended June 30, 2019, compared to 154,305 days for the six months ended June 30, 2018. The increase in patient days was principally driven by our rehabilitation hospitals which recently commenced operations. We also experienced an increase in patient days in our existing hospitals. Our net revenue per patient day increased 1.2% to $1,634 for the six months ended June 30, 2019, compared to $1,615 for the six months ended June 30, 2018.
Outpatient Rehabilitation Segment.    Net operating revenues increased 2.1% to $508.8 million for the six months ended June 30, 2019, compared to $498.1 million for the six months ended June 30, 2018. The increase in net operating revenues was principally due to an increase in visits, which increased 1.1% to 4,257,988 for the six months ended June 30, 2019, compared to 4,212,120 visits for the six months ended June 30, 2018. The increase in visits was due to growth within both our existing clinics and new outpatient rehabilitation clinics. This growth was offset in part by the sale of outpatient rehabilitation clinics to non-consolidating subsidiaries since June 30, 2018. These clinics contributed 168,003 visits during the six months ended June 30, 2018. During the six months ended June 30, 2019, we also experienced an increase in management fee revenues related to services provided to our non-consolidating subsidiaries. These services have expanded as a result of our sales of clinics to these non-consolidating subsidiaries. Our net revenue per visit was $103 for both the six months ended June 30, 2019 and 2018.
Concentra Segment.    Net operating revenues increased 5.3% to $809.8 million for the six months ended June 30, 2019, compared to $768.9 million for the six months ended June 30, 2018. Visits in our centers increased 7.0% to 6,014,696 for the six months ended June 30, 2019, compared to 5,620,180 visits for the six months ended June 30, 2018. The increases in net operating revenues and visits were principally due to U.S. HealthWorks, which we acquired on February 1, 2018. Net revenue per visit was $122 for the six months ended June 30, 2019, compared to $125 for the six months ended June 30, 2018. The decrease in net revenue per visit was principally due to an increased proportion of employer service visits, which yield lower per visit rates.
Other.    Net operating revenues increased to $133.8 million for the six months ended June 30, 2019, compared to $86.9 million for the six months ended June 30, 2018. These net operating revenues are attributable to the employee leasing services we provide to certain of our non-consolidating subsidiaries. The increase in net operating revenues was due to both new employee leasing arrangements entered into since June 30, 2018, as well as increased services provided under existing employee leasing arrangements.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $2,342.3 million, or 87.2% of net operating revenues, for the six months ended June 30, 2019, compared to $2,221.5 million, or 87.2% of net operating revenues, for the six months ended June 30, 2018. Our cost of services, a major component of which is labor expense, was $2,282.2 million, or 85.0% of net operating revenues, for the six months ended June 30, 2019, compared to $2,160.5 million, or 84.8% of net operating revenues, for the six months ended June 30, 2018. Our operating expenses, relative to our net operating revenues, were adversely impacted by an increase in expenses incurred by our start-up rehabilitation hospitals. General and administrative expenses were $60.0 million, or 2.2% of net operating revenues, for the six months ended June 30, 2019. General and administrative expenses were $61.0 million, or 2.4% of net operating revenues, for the six months ended June 30, 2018. General and administrative expenses included $2.9 million of U.S. HealthWorks acquisition costs for the six months ended June 30, 2018.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 2.6% to $137.1 million for the six months ended June 30, 2019, compared to $133.7 million for the six months ended June 30, 2018. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 14.9% for the six months ended June 30, 2019, compared to 14.7% for the six months ended June 30, 2018. The increase in Adjusted EBITDA for our critical illness recovery hospital segment was primarily driven by an increase in net revenue per patient day, as discussed above under “Net Operating Revenues.”
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 1.4% to $55.8 million for the six months ended June 30, 2019, compared to $55.0 million for the six months ended June 30, 2018. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 17.7% for the six months ended June 30, 2019, compared to 19.1% for the six months ended June 30, 2018. The increase in Adjusted EBITDA was primarily attributable to an increase in patient volume at several of our existing hospitals. The decrease in Adjusted EBITDA margin for our rehabilitation hospital segment was primarily driven by Adjusted EBITDA losses in our start-up hospitals during the six months ended June 30, 2019. Adjusted EBITDA start-up losses were $8.8 million for the six months ended June 30, 2019, compared to $3.0 million for the six months ended June 30, 2018.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $71.6 million for the six months ended June 30, 2019, compared to $72.5 million for the six months ended June 30, 2018. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 14.1% for the six months ended June 30, 2019, compared to 14.5% for the six months ended June 30, 2018. For the six months ended June 30, 2019, our Adjusted EBITDA and Adjusted EBITDA margin were adversely impacted by increases in employee costs relative to our net operating revenues.
Concentra Segment.    Adjusted EBITDA increased 9.2% to $142.3 million for the six months ended June 30, 2019, compared to $130.4 million for the six months ended June 30, 2018, which included the operating results of U.S. HealthWorks beginning February 1, 2018. Our Adjusted EBITDA margin for the Concentra segment was 17.6% for the six months ended June 30, 2019, compared to 17.0% for the six months ended June 30, 2018. The increases in Adjusted EBITDA and Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Other.    The Adjusted EBITDA loss was $50.5 million for the six months ended June 30, 2019, compared to an Adjusted EBITDA loss of $50.0 million for the six months ended June 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense was $107.1 million for the six months ended June 30, 2019, compared to $98.5 million for the six months ended June 30, 2018. The increase principally occurred within our Concentra and critical illness recovery hospital segments. The increase in our Concentra segment was principally due to the acquisition of U.S. HealthWorks, which we acquired on February 1, 2018. The increase in our critical illness recovery hospital segment was principally due to the repeal of certificate of need regulations in the state of Florida effective July 1, 2019; accordingly, the certificate of need intangible assets for our Florida critical illness recovery hospitals were fully amortized during the six months ended June 30, 2019.
Income from Operations
For the six months ended June 30, 2019, we had income from operations of $236.6 million, compared to $229.2 million for the six months ended June 30, 2018. The increase in income from operations resulted principally from our Concentra segment.

Loss on Early Retirement of Debt
During the six months ended June 30, 2018, we amended both Select’s senior secured credit facilities and Concentra’s first lien credit agreement which resulted in losses on early retirement of debt of $10.3 million during the six months ended June 30, 2018.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the six months ended June 30, 2019, we had equity in earnings of unconsolidated subsidiaries of $11.8 million, compared to $9.5 million for the six months ended June 30, 2018. The increase in equity in earnings was principally attributable to the growth of certain non-consolidating subsidiaries as a result of our sales of outpatient rehabilitation clinics to these subsidiaries.
Non-Operating Gain
We recognized non-operating gains of $6.5 million and $6.9 million during the six months ended June 30, 2019 and 2018, respectively. The non-operating gains were principally attributable to sales of outpatient rehabilitation clinics to non-consolidating subsidiaries.
Interest Expense
Interest expense was $102.3 million for the six months ended June 30, 2019, compared to $97.3 million for the six months ended June 30, 2018. The increase in interest expense was principally due an increase in variable interest rates associated with the Concentra credit facilities. We also experienced an increase in interest expense due to an increase in our indebtedness as a result of the acquisition of U.S. HealthWorks on February 1, 2018.
Income Taxes
We recorded income tax expense of $39.3 million for the six months ended June 30, 2019, which represented an effective tax rate of 25.7%. We recorded income tax expense of $33.4 million for the six months ended June 30, 2018, which represented an effective tax rate of 24.2%. For the six months ended June 30, 2018, the lower effective tax rate resulted principally from the discrete tax benefits realized from certain equity interests redeemed at our Concentra subsidiary and completed in connection with the closing of the U.S. HealthWorks acquisition on February 1, 2018.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $27.7 million for the six months ended June 30, 2019, compared to $24.3 million for the six months ended June 30, 2018. The increase was principally due to the improved operating performance of our Concentra segment. During the six months ended June 30, 2018, Concentra incurred costs associated with the acquisition of U.S. HealthWorks and the amendment of Concentra’s first lien credit agreement.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2019 and Six Months Ended June 30, 2018
In the following, we discuss cash flows from operating activities, investing activities, and financing activities, which, in each case, are the same for Holdings and Select.

	Six Months Ended June 30,
	2018	2019
	(in thousands)
Cash flows provided by operating activities	$216,950	$132,914
Cash flows used in investing activities	(595,971)	(227,479)
Net cash provided by financing activities	397,501	43,423
Net increase (decrease) in cash and cash equivalents	18,480	(51,142)
Cash and cash equivalents at beginning of period	122,549	175,178
Cash and cash equivalents at end of period	$141,029	$124,036
Operating activities provided $132.9 million of cash flows for the six months ended June 30, 2019, compared to $217.0 million of cash flows for the six months ended June 30, 2018. The lower operating cash flows for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was principally driven by the change in our accounts receivable. We experienced an increase in days sales outstanding to 53 days at June 30, 2019, compared to 51 days at December 31, 2018. We experienced a decline in days sales outstanding to 54 days at June 30, 2018, compared to 58 days at December 31, 2017. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding fell within our expected range at June 30, 2019 and December 31, 2018.
Investing activities used $227.5 million of cash flows for the six months ended June 30, 2019. The principal uses of cash were $89.3 million for purchases of property and equipment and $138.3 million for investments in and acquisitions of businesses. Investing activities used $596.0 million of cash flows for the six months ended June 30, 2018. The principal uses of cash were $515.0 million related to the acquisition of U.S. HealthWorks and $81.6 million for purchases of property and equipment.
Financing activities provided $43.4 million of cash flows for the six months ended June 30, 2019. The principal source of cash was net borrowings of $175.0 million under the Select revolving facility. This was offset in part by $98.8 million and $33.9 million for mandatory prepayments of term loans under the Select credit facilities and Concentra credit facilities, respectively.
Financing activities provided $397.5 million of cash flows for the six months ended June 30, 2018. The principal source of cash was from the issuance of term loans under the Concentra credit facilities which resulted in net proceeds of $779.9 million. This was offset in part by $301.2 million of distributions to non-controlling interests, of which $294.9 million related to the redemption and reorganization transactions executed in connection with the acquisition of U.S. HealthWorks, and $80.0 million of net repayments under the Select revolving facility.

Capital Resources
Working capital.  We had net working capital of $175.4 million at June 30, 2019, compared to $287.3 million at December 31, 2018. The decrease in net working capital was principally due to the recognition of current operating lease liabilities upon the adoption of ASC Topic 842, Leases, on January 1, 2019.
Select credit facilities.
In February 2019, Select made a principal prepayment of $98.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
At June 30, 2019, Select had outstanding borrowings under the Select credit facilities consisting of $1,031.1 million in Select term loans (excluding unamortized discounts and debt issuance costs of $17.3 million) and borrowings of $195.0 million (excluding letters of credit) under the Select revolving facility. At June 30, 2019, Select had $216.6 million of availability under the Select revolving facility after giving effect to $38.4 million of outstanding letters of credit.
On August 1, 2019, Select entered into Amendment No. 3 to the Select credit agreement dated March 6, 2017. Among other things, the amendment (i) provided for an additional $500.0 million in term loans that, along with the existing Select term loan, have a maturity date of March 6, 2025, (ii) extended the maturity date of Select’s revolving credit facility from March 6, 2022 to March 6, 2024, and (iii) increased the total net leverage ratio permitted under the Select credit agreement.
Select senior notes.
        On August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of senior notes due August 15, 2026. Select intends to use a portion of the net proceeds of the senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities (as described above), to redeem in full Select’s $710 million 6.375% senior notes due 2021, to repay in full the outstanding borrowings under Select’s revolving credit facility, and pay related fees and expenses associated with the financing.
       Interest on the senior notes accrues at the rate of 6.250% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. The senior notes are Select’s senior unsecured obligations which are subordinated to all of Select’s existing and future secured indebtedness, including the Select credit facilities. The senior notes rank equally in right of payment with all of Select’s other existing and future senior unsecured indebtedness and senior in right of payment to all of Select’s existing and future subordinated indebtedness. The senior notes are unconditionally guaranteed on a joint and several basis by each of Select’s direct or indirect existing and future domestic restricted subsidiaries, other than certain non-guarantor subsidiaries.
        Select may redeem some or all of the senior notes prior to August 15, 2022 by paying a “make-whole” premium. Select may redeem some or all of the senior notes on or after August 15, 2022 at specified redemption prices. In addition, prior to August 15, 2022, Select may redeem up to 40% of the principal amount of the senior notes with the net proceeds of certain equity offerings at a price of 106.250% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.
The terms of the senior notes contains covenants that, among other things, limit Select’s ability and the ability of certain of Select’s subsidiaries to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. These covenants are subject to a number of exceptions, limitations and qualifications.
Concentra credit facilities.  Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select, it is included in Select’s consolidated financial statements.
In February 2019, Concentra made a principal prepayment of $33.9 million associated with its term loans in accordance with the provision in the Concentra credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Concentra credit facilities.
On April 8, 2019, Concentra entered into Amendment No. 5 to the Concentra first lien credit agreement. Amendment No. 5 extended the maturity date of the Concentra revolving credit facility from June 1, 2020 to June 1, 2021 and increased the aggregate commitments available under the Concentra revolving credit facility from $75.0 million to $100.0 million.

At June 30, 2019, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,380.3 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $18.0 million). Concentra did not have any borrowings under the Concentra revolving facility. At June 30, 2019, Concentra had $87.3 million of availability under its revolving facility after giving effect to $12.7 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2019, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. During the six months ended June 30, 2019, Holdings repurchased 902,313 shares at a cost of approximately $13.1 million, an average cost per share of $14.55, which includes transaction costs. Since the inception of the program through June 30, 2019, Holdings has repurchased 36,826,441 shares at a cost of approximately $327.9 million, or $8.90 per share, which includes transaction costs.
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
At June 30, 2019, Select had outstanding borrowings under the Select credit facilities consisting of $1,031.1 million in Select term loans (excluding unamortized discounts and debt issuance costs of $17.3 million) and borrowings of $195.0 million (excluding letters of credit) under the Select revolving facility, which bear interest at variable rates.
At June 30, 2019, Concentra had outstanding borrowings under the Concentra credit facilities consisting of $1,380.3 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $18.0 million), which bear interest at variable rates. Concentra did not have any borrowings under the Concentra revolving facility.
As of June 30, 2019, each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra’s variable rate debt by $6.5 million per annum.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2019.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2019	33,939	$14.58	—	$185,249,408
May 1 - May 31, 2019	731,703	14.62	731,703	174,548,606
June 1 - June 30, 2019	170,610	14.21	170,610	172,124,038
Total	936,252	$14.55	902,313	$172,124,038
_______________________________________________________________________________

(1)
Includes share repurchases under our common stock repurchase program and common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description
10.1
Amendment No. 5, dated April 8, 2019, to the First Lien Credit Agreement, dated as of June 1, 2015, among Concentra Holdings Inc., MJ Acquisition Corporation, Concentra Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, as amended by Amendment No. 1, dated as of September 26, 2016, Amendment No. 2, dated as of March 20, 2017, Amendment No. 3, dated as of February 1, 2018, and Amendment No. 4, dated as of October 26, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on April 11, 2019).

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

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Dated:  August 1, 2019

SELECT MEDICAL HOLDINGS CORPORATION

By:	/s/ Martin F. Jackson
Martin F. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer)

By:	/s/ Scott A. Romberger
Scott A. Romberger
Senior Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)

Dated:  August 1, 2019