Form 10-Q
period 2019-09-30
SELECT MEDICAL HOLDINGS CORP
filed 2019-10-31
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019
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
(NYSE)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as such Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging Growth Company	☐
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2019, Select Medical Holdings Corporation had outstanding 134,326,112 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Holdings” refers to Select Medical Holdings Corporation and any reference to “Select” refers to Select Medical Corporation, the wholly owned operating subsidiary of Holdings, and any of Select’s subsidiaries. Any reference to “Concentra” refers to Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”) and its subsidiaries, including Concentra Inc. References to the “Company,” “we,” “us,” and “our” refer collectively to Holdings, Select, and Concentra.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2018	September 30, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$175,178	$135,963
Accounts receivable	706,676	798,805
Prepaid income taxes	20,539	18,804
Other current assets	90,131	96,721
Total Current Assets	992,524	1,050,293
Operating lease right-of-use assets	—	986,519
Property and equipment, net	979,810	997,467
Goodwill	3,320,726	3,382,656
Identifiable intangible assets, net	437,693	415,763
Other assets	233,512	322,058
Total Assets	$5,964,265	$7,154,756
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,083	$—
Current operating lease liabilities	—	204,936
Current portion of long-term debt and notes payable	43,865	15,656
Accounts payable	146,693	136,801
Accrued payroll	172,386	170,294
Accrued vacation	110,660	119,286
Accrued interest	12,137	10,112
Accrued other	190,691	209,887
Income taxes payable	3,671	2,815
Total Current Liabilities	705,186	869,787
Non-current operating lease liabilities	—	836,205
Long-term debt, net of current portion	3,249,516	3,336,506
Non-current deferred tax liability	153,895	147,567
Other non-current liabilities	158,940	105,251
Total Liabilities	4,267,537	5,295,316
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	780,488	953,697
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 135,265,864 and 134,171,529 shares issued and outstanding at 2018 and 2019, respectively	135	134
Capital in excess of par	482,556	485,415
Retained earnings	320,351	269,169
Total Stockholders’ Equity	803,042	754,718
Non-controlling interests	113,198	151,025
Total Equity	916,240	905,743
Total Liabilities and Equity	$5,964,265	$7,154,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,
	2018	2019
Net operating revenues	$1,267,401	$1,393,343
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,087,062	1,183,111
General and administrative	29,975	34,385
Depreciation and amortization	50,527	52,941
Total costs and expenses	1,167,564	1,270,437
Income from operations	99,837	122,906
Other income and expense:
Loss on early retirement of debt	—	(18,643)
Equity in earnings of unconsolidated subsidiaries	5,432	6,950
Gain on sale of businesses (Note 5)	2,139	—
Interest expense	(50,669)	(54,336)
Income before income taxes	56,739	56,877
Income tax expense	14,060	12,847
Net income	42,679	44,030
Less: Net income attributable to non-controlling interests	9,762	13,298
Net income attributable to Select Medical Holdings Corporation	$32,917	$30,732
Earnings per common share (Note 12):
Basic	$0.24	$0.23
Diluted	$0.24	$0.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Nine Months Ended September 30,
	2018	2019
Net operating revenues	$3,816,575	$4,079,338
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	3,247,606	3,465,353
General and administrative	90,951	94,401
Depreciation and amortization	149,022	160,072
Total costs and expenses	3,487,579	3,719,826
Income from operations	328,996	359,512
Other income and expense:
Loss on early retirement of debt	(10,255)	(18,643)
Equity in earnings of unconsolidated subsidiaries	14,914	18,710
Gain on sale of businesses (Note 5)	9,016	6,532
Interest expense	(147,991)	(156,611)
Income before income taxes	194,680	209,500
Income tax expense	47,460	52,140
Net income	147,220	157,360
Less: Net income attributable to non-controlling interests	34,053	40,978
Net income attributable to Select Medical Holdings Corporation	$113,167	$116,382
Earnings per common share (Note 12):
Basic	$0.84	$0.86
Diluted	$0.84	$0.86

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2019

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	135,266	$135	$482,556	$320,351	$803,042	$113,198	$916,240
Net income attributable to Select Medical Holdings Corporation				40,834	40,834		40,834
Net income attributable to non-controlling interests					—	4,810	4,810
Issuance of restricted stock	21	0	0		—		—
Forfeitures of unvested restricted stock	(24)	0	0		—		—
Vesting of restricted stock			5,488		5,488		5,488
Issuance of non-controlling interests					—	6,837	6,837
Distributions to and purchases of non-controlling interests			259		259	(2,739)	(2,480)
Redemption adjustment on non-controlling interests				(47,470)	(47,470)		(47,470)
Other				(122)	(122)	413	291
Balance at March 31, 2019	135,263	$135	$488,303	$313,593	$802,031	$122,519	$924,550
Net income attributable to Select Medical Holdings Corporation				44,816	44,816		44,816
Net income attributable to non-controlling interests					—	3,663	3,663
Issuance of restricted stock	187	0	0		—		—
Vesting of restricted stock			5,591		5,591		5,591
Repurchase of common shares	(936)	0	(8,164)	(5,456)	(13,620)		(13,620)
Exercise of stock options	50	0	459		459		459
Issuance of non-controlling interests			6,366		6,366	24,761	31,127
Distributions to and purchases of non-controlling interests			14		14	(1,430)	(1,416)
Redemption adjustment on non-controlling interests				270	270		270
Other				82	82	428	510
Balance at June 30, 2019	134,564	$135	$492,569	$353,305	$846,009	$149,941	$995,950
Net income attributable to Select Medical Holdings Corporation				30,732	30,732		30,732
Net income attributable to non-controlling interests					—	7,202	7,202
Issuance of restricted stock	1,069	1	(1)		—		—
Forfeitures of unvested restricted stock	(12)	0	0		—		—
Vesting of restricted stock			6,050		6,050		6,050
Repurchase of common shares	(1,494)	(2)	(13,616)	(10,071)	(23,689)		(23,689)
Exercise of stock options	45	0	413		413		413
Distributions to and purchases of non-controlling interests					—	(6,538)	(6,538)
Redemption adjustment on non-controlling interests				(104,553)	(104,553)		(104,553)
Other				(244)	(244)	420	176
Balance at September 30, 2019	134,172	$134	$485,415	$269,169	$754,718	$151,025	$905,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2018

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	134,115	$134	$463,499	$359,735	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation				33,739	33,739		33,739
Net income attributable to non-controlling interests					—	4,500	4,500
Issuance of restricted stock	4	0	0		—		—
Forfeitures of unvested restricted stock	(88)	0	0		—		—
Vesting of restricted stock			4,717		4,717		4,717
Repurchase of common shares	(7)	0	(69)	(53)	(122)		(122)
Exercise of stock options	80	0	738		738		738
Issuance and exchange of non-controlling interests				74,341	74,341		74,341
Distributions to and purchases of non-controlling interests				(83,233)	(83,233)	(1,094)	(84,327)
Redemption adjustment on non-controlling interests				(1,051)	(1,051)		(1,051)
Other				103	103	35	138
Balance at March 31, 2018	134,104	$134	$468,885	$383,581	$852,600	$112,677	$965,277
Net income attributable to Select Medical Holdings Corporation				46,511	46,511		46,511
Net income attributable to non-controlling interests					—	3,139	3,139
Issuance of restricted stock	170	0	0		—		—
Vesting of restricted stock			4,845		4,845		4,845
Repurchase of common shares	(42)	0	(421)	(346)	(767)		(767)
Exercise of stock options	95	0	882		882		882
Issuance and exchange of non-controlling interests			1,553		1,553	1,921	3,474
Distributions to and purchases of non-controlling interests			(932)	(384)	(1,316)	(1,958)	(3,274)
Redemption adjustment on non-controlling interests				(8,500)	(8,500)		(8,500)
Other				(337)	(337)	677	340
Balance at June 30, 2018	134,327	$134	$474,812	$420,525	$895,471	$116,456	$1,011,927
Net income attributable to Select Medical Holdings Corporation				32,917	32,917		32,917
Net income attributable to non-controlling interests					—	518	518
Issuance of restricted stock	1,048	1	(1)		—		—
Vesting of restricted stock			5,497		5,497		5,497
Repurchase of common shares	(236)	0	(2,499)	(2,252)	(4,751)		(4,751)
Exercise of stock options	1	0	13		13		13
Distributions to and purchases of non-controlling interests					—	(4,419)	(4,419)
Redemption adjustment on non-controlling interests				(154,514)	(154,514)		(154,514)
Other				(41)	(41)	421	380
Balance at September 30, 2018	135,140	$135	$477,822	$296,635	$774,592	$112,976	$887,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2018	2019
Operating activities
Net income	$147,220	$157,360
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	10,734	13,609
Depreciation and amortization	149,022	160,072
Provision for bad debts	(373)	2,344
Equity in earnings of unconsolidated subsidiaries	(14,914)	(18,710)
Loss on extinguishment of debt	484	10,160
Gain on sale of assets and businesses	(9,129)	(6,349)
Stock compensation expense	17,175	19,431
Amortization of debt discount, premium and issuance costs	9,845	9,469
Deferred income taxes	(2,092)	(7,247)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	23,495	(93,425)
Other current assets	(10,274)	(6,016)
Other assets	4,828	1,259
Accounts payable	(3,507)	1,369
Accrued expenses	49,391	22,396
Income taxes	9,072	918
Net cash provided by operating activities	380,977	266,640
Investing activities
Business combinations, net of cash acquired	(519,258)	(86,269)
Purchases of property and equipment	(121,039)	(123,956)
Investment in businesses	(12,936)	(60,668)
Proceeds from sale of assets and businesses	6,691	183
Net cash used in investing activities	(646,542)	(270,710)
Financing activities
Borrowings on revolving facilities	420,000	700,000
Payments on revolving facilities	(585,000)	(720,000)
Proceeds from term loans	779,904	593,683
Payments on term loans	(8,625)	(375,084)
Proceeds from 6.250% senior notes	—	539,176
Payment on 6.375% senior notes	—	(710,000)
Revolving facility debt issuance costs	(1,333)	(310)
Borrowings of other debt	30,134	19,282
Principal payments on other debt	(17,971)	(22,628)
Repurchase of common stock	(5,640)	(37,309)
Proceeds from exercise of stock options	1,633	872
Decrease in overdrafts	(6,172)	(25,083)
Proceeds from issuance of non-controlling interests	2,926	18,288
Distributions to and purchases of non-controlling interests	(306,427)	(16,032)
Net cash provided by (used in) financing activities	303,429	(35,145)
Net increase (decrease) in cash and cash equivalents	37,864	(39,215)
Cash and cash equivalents at beginning of period	122,549	175,178
Cash and cash equivalents at end of period	$160,413	$135,963
Supplemental Information
Cash paid for interest	$134,378	$149,090
Cash paid for taxes	40,460	58,472
Non-cash equity exchange for acquisition of U.S. HealthWorks	238,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2019, and for the three and nine month periods ended September 30, 2018 and 2019, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 21, 2019.

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
Because of the geographic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the Company’s only significant concentration of credit risk. Approximately 16% and 15% of the Company’s accounts receivable is from Medicare at December 31, 2018, and September 30, 2019, respectively.
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
Statement of Operations
For the Company’s operating leases, rent expense, a component of cost of services and general and administrative expenses on the consolidated statements of operations, is recognized on a straight-line basis over the lease term. The straight-line rent expense is reflective of the interest expense on the lease liability using the effective interest method and the amortization of the right-of-use asset. The Company may enter into arrangements to sublease portions of its facilities and the Company typically retains the obligation to the lessor under these arrangements. The Company’s subleases are classified as operating leases; accordingly, the Company continues to account for the original leases as it did prior to commencement of the subleases. Sublease income, a component of cost of services on the consolidated statements of operations, is recognized on a straight-line basis, as a reduction to rent expense, over the term of the sublease.
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
Recent Accounting Pronouncements
Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. The current standard delays the recognition of a credit loss on a financial asset until the loss is probable of occurring. The new standard removes the requirement that a credit loss be probable of occurring for it to be recognized and requires entities to use historical experience, current conditions, and reasonable and supportable forecasts to estimate their future expected credit losses. The financial instruments subject to ASU 2016-13 are the Company’s accounts receivable and notes receivable.

The standard will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The guidance must be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the earliest comparative period in the financial statements. Given the very high rate of collectability of the Company’s financial instruments, the impact of ASU 2016-13 will not be material to the Company’s consolidated financial statements.

The Company’s implementation efforts are focused on finalizing the accounting processes and related controls associated with accounting for its financial instruments under the new standard.

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
The changes in redeemable non-controlling interests are as follows (in thousands):

	Nine Months Ended September 30,
	2018	2019
Balance as of January 1	$640,818	$780,488
Net income attributable to redeemable non-controlling interests	5,743	7,700
Issuance and exchange of redeemable non-controlling interests	163,659	—
Distributions to and purchases of redeemable non-controlling interests	(203,972)	(2,771)
Redemption adjustment on redeemable non-controlling interests	1,051	47,470
Other	175	354
Balance as of March 31	$607,474	$833,241
Net income attributable to redeemable non-controlling interests	10,909	11,507
Distributions to and purchases of redeemable non-controlling interests	(11,112)	(395)
Redemption adjustment on redeemable non-controlling interests	8,500	(270)
Other	461	339
Balance as of June 30	$616,232	$844,422
Net income attributable to redeemable non-controlling interests	9,244	6,096
Distributions to and purchases of redeemable non-controlling interests	(763)	(1,721)
Redemption adjustment on redeemable non-controlling interests	154,514	104,553
Other	347	347
Balance as of September 30	$779,574	$953,697

4.	Acquisitions
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra Inc. acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, Inc. (“U.S. HealthWorks”), an occupational medicine and urgent care service provider, from Dignity Health Holding Corporation (“DHHC”).
U.S. HealthWorks was acquired for $753.6 million. DHHC, a subsidiary of Dignity Health, was issued a 20.0% equity interest in Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”) which was valued at $238.0 million. The remainder of the purchase price was paid in cash. Select retained a majority voting interest in Concentra Group Holdings Parent following the closing of the transaction.
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

For the three months ended September 30, 2018, U.S. HealthWorks contributed net operating revenues of $133.3 million which is reflected in the Company’s consolidated statement of operations. For the period February 1, 2018 through September 30, 2018, U.S. HealthWorks contributed net operating revenues of $362.7 million which is reflected in the Company’s consolidated statement of operations for the nine months ended September 30, 2018. Due to the integrated nature of the Company’s operations, the Company believes that it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.
Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisition of U.S. HealthWorks occurred on January 1, 2017. These results are not necessarily indicative of the results of future operations nor of the results that would have occurred had the acquisition been consummated on the aforementioned date. For the three and nine months ended September 30, 2019, the Company’s results of operations include U.S. HealthWorks for the entire period and no pro forma adjustments were made.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Net operating revenues	$1,267,401	$3,864,155
Net income attributable to Select Medical Holdings Corporation	34,441	116,135

The Company’s pro forma results were adjusted to recognize U.S. HealthWorks acquisition costs as of January 1, 2017. Accordingly, for the nine months ended September 30, 2018, pro forma results were adjusted to exclude $2.9 million of U.S. HealthWorks acquisition costs.

5.	Sale of Businesses
During the nine months ended September 30, 2019, the Company recognized a gain of $6.5 million which resulted from the sale of 22 wholly owned outpatient rehabilitation clinics to a non-consolidating subsidiary. During the nine months ended September 30, 2018, the Company recognized a gain of $9.0 million. The gain resulted principally from the sale of 41 wholly owned outpatient rehabilitation clinics to non-consolidating subsidiaries.

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
The total assets of Concentra’s variable interest entities, which are comprised principally of accounts receivable, were $166.2 million and $202.3 million at December 31, 2018, and September 30, 2019, respectively. The total liabilities of Concentra’s variable interest entities, which are comprised principally of accounts payable, accrued expenses, and obligations payable for services received under the aforementioned management agreements, were $164.4 million and $200.9 million at December 31, 2018, and September 30, 2019, respectively.

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
For the three and nine months ended September 30, 2019, the Company’s total lease cost was as follows (in thousands):

	Three Months Ended September 30, 2019
	Unrelated Parties	Related Parties	Total
Operating lease cost	$68,046	$1,342	$69,388
Finance lease cost:
Amortization of right-of-use assets	73	—	73
Interest on lease liabilities	259	—	259
Short-term lease cost	592	—	592
Variable lease cost	11,789	156	11,945
Sublease income	(2,458)	—	(2,458)
Total lease cost	$78,301	$1,498	$79,799

	Nine Months Ended September 30, 2019
	Unrelated Parties	Related Parties	Total
Operating lease cost	$202,600	$4,026	$206,626
Finance lease cost:
Amortization of right-of-use assets	199	—	199
Interest on lease liabilities	555	—	555
Short-term lease cost	1,776	—	1,776
Variable lease cost	32,380	397	32,777
Sublease income	(7,388)	—	(7,388)
Total lease cost	$230,122	$4,423	$234,545

 For the nine months ended September 30, 2019, supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$204,909
Operating cash flows for finance leases	526
Financing cash flows for finance leases	183
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$1,202,165
Finance leases	9,102
_______________________________________________________________________________

(1)	Includes the right-of-use assets obtained in exchange for lease liabilities of $1,057.0 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

As of September 30, 2019, supplemental balance sheet information related to leases was as follows (in thousands):

	Operating Leases
	Unrelated Parties	Related Parties	Total
Operating lease right-of-use assets	$968,181	$18,338	$986,519

Current operating lease liabilities	$200,012	$4,924	$204,936
Non-current operating lease liabilities	819,808	16,397	836,205
Total operating lease liabilities	$1,019,820	$21,321	$1,041,141

	Finance Leases
	Unrelated Parties	Related Parties	Total
Property and equipment, net	$5,027	$—	$5,027

Current portion of long-term debt and notes payable	$210	$—	$210
Long-term debt, net of current portion	13,137	—	13,137
Total finance lease liabilities	$13,347	$—	$13,347

As of September 30, 2019, the weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (in years):
Operating leases	8.1
Finance leases	34.9
Weighted average discount rate:
Operating leases	5.9%
Finance leases	7.4%

As of September 30, 2019, maturities of lease liabilities were approximately as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remainder of year)	$67,567	$294	$67,861
2020	250,778	1,182	251,960
2021	213,486	1,193	214,679
2022	173,399	1,203	174,602
2023	131,550	1,214	132,764
Thereafter	556,103	31,630	587,733
Total undiscounted cash flows	1,392,883	36,716	1,429,599
Less: Imputed interest	351,742	23,369	375,111
Total discounted lease liabilities	$1,041,141	$13,347	$1,054,488

As disclosed in the Company’s 2018 Annual Report on Form 10-K, the Company’s undiscounted future minimum lease obligations on long-term, non-cancelable operating leases with related and unrelated parties were approximately as follows as of December 31, 2018 (in thousands):

Total
2019	$267,846
2020	231,711
2021	193,155
2022	150,155
2023	107,759
Thereafter	484,038
$1,434,664

8.	Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2018	$1,045,220	$416,646	$642,422	$1,216,438	$3,320,726
Acquired	30,028	14,254	7,996	18,299	70,577
Sold	—	—	(5,629)	—	(5,629)
Measurement period adjustment	421	—	—	(3,439)	(3,018)
Balance as of September 30, 2019	$1,075,669	$430,900	$644,789	$1,231,298	$3,382,656

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2018			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	19,174	—	19,174	17,166	—	17,166
Accreditations	1,857	—	1,857	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(4,583)	417	5,000	(5,000)	—
Customer relationships	280,710	(61,900)	218,810	287,880	(81,010)	206,870
Favorable leasehold interests(1)	13,553	(6,064)	7,489	—	—	—
Non-compete agreements	29,400	(6,152)	23,248	31,255	(8,100)	23,155
Total identifiable intangible assets	$516,392	$(78,699)	$437,693	$509,873	$(94,110)	$415,763
_______________________________________________________________________________

(1)	Favorable leasehold interests are a component of the operating lease right-of-use assets upon adoption of ASC Topic 842, Leases.
The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At September 30, 2019, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 7.4 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $7.9 million and $6.9 million for the three months ended September 30, 2018 and 2019, respectively. Amortization expense was $22.1 million and $22.9 million for the nine months ended September 30, 2018 and 2019, respectively.

9.	Long-Term Debt and Notes Payable
For purposes of this indebtedness footnote, references to Select exclude Concentra Inc. because the Concentra credit facilities are non-recourse to Holdings and Select.
As of September 30, 2019, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Discount	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.250% senior notes	$550,000	$—	$(10,582)	$539,418	$576,125
Credit facilities:
Term loan	1,531,068	(10,915)	(11,302)	1,508,851	1,532,982
Other debt, including finance leases	70,816	—	(420)	70,396	70,396
Total Select debt	2,151,884	(10,915)	(22,304)	2,118,665	2,179,503
Concentra Inc.:
Credit facilities:
Term loan	1,240,298	(2,643)	(10,008)	1,227,647	1,246,499
Other debt, including finance leases	5,850	—	—	5,850	5,850
Total Concentra Inc. debt	1,246,148	(2,643)	(10,008)	1,233,497	1,252,349
Total debt	$3,398,032	$(13,558)	$(32,312)	$3,352,162	$3,431,852

Principal maturities of the Company’s long-term debt and notes payable were approximately as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Select:
6.250% senior notes	$—	$—	$—	$—	$—	$550,000	$550,000
Credit facilities:
Term loan	1,250	5,000	5,000	5,000	5,000	1,509,818	1,531,068
Other debt, including finance leases	3,541	5,502	1,814	18,036	38	41,885	70,816
Total Select debt	4,791	10,502	6,814	23,036	5,038	2,101,703	2,151,884
Concentra Inc.:
Credit facilities:
Term loan	250	1,000	1,000	1,238,048	—	—	1,240,298
Other debt, including finance leases	136	1,194	330	358	363	3,469	5,850
Total Concentra Inc. debt	386	2,194	1,330	1,238,406	363	3,469	1,246,148
Total debt	$5,177	$12,696	$8,144	$1,261,442	$5,401	$2,105,172	$3,398,032

As of December 31, 2018, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select:
6.375% senior notes	$710,000	$550	$(4,642)	$705,908	$706,450
Credit facilities:
Revolving facility	20,000	—	—	20,000	18,400
Term loan	1,129,875	(9,690)	(9,321)	1,110,864	1,076,206
Other	56,415	—	(484)	55,931	55,931
Total Select debt	1,916,290	(9,140)	(14,447)	1,892,703	1,856,987
Concentra Inc.:
Credit facilities:
Term loans	1,414,175	(2,765)	(18,648)	1,392,762	1,357,802
Other debt, including finance leases	7,916	—	—	7,916	7,916
Total Concentra Inc. debt	1,422,091	(2,765)	(18,648)	1,400,678	1,365,718
Total debt	$3,338,381	$(11,905)	$(33,095)	$3,293,381	$3,222,705

Concentra Credit Facilities
On April 8, 2019, Concentra Inc. entered into Amendment No. 5 to the Concentra first lien credit agreement. Amendment No. 5, among other things, (i) extended the maturity date of the Concentra revolving facility from June 1, 2020 to June 1, 2021 and (ii) increased the aggregate commitments available under the Concentra revolving facility from $75.0 million to $100.0 million.
On September 20, 2019, Concentra Inc. entered into Amendment No. 6 to the Concentra first lien credit agreement. Amendment No. 6, among other things, (i) provided for an additional $100.0 million in term loans that, along with the existing Concentra first lien term loans, have a maturity date of June 1, 2022 and (ii) extended the maturity date of the revolving facility from June 1, 2021 to March 1, 2022. Concentra Inc. used the incremental borrowings under the Concentra first lien credit agreement to prepay in full all of its term loans outstanding under the Concentra second lien credit agreement on September 20, 2019.
Select Credit Facilities
On August 1, 2019, Select entered into Amendment No. 3 to the Select credit agreement dated March 6, 2017. Amendment No. 3, among other things, (i) provided for an additional $500.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025, (ii) extended the maturity date of Select’s revolving facility from March 6, 2022 to March 6, 2024, and (iii) increased the total net leverage ratio permitted under the Select credit agreement.
Select 6.250% Senior Notes
        On August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due August 15, 2026. Select used a portion of the net proceeds of the 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities (as described above), in part to (i) redeem in full the $710.0 million aggregate principal amount of the 6.375% senior notes on August 30, 2019 at the redemption price of 100.000% of the principal amount plus accrued and unpaid interest, (ii) repay in full the outstanding borrowings under Select’s revolving facility, and (iii) pay related fees and expenses associated with the financing.
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
Loss on Early Retirement of Debt
The Company incurred losses on early retirement of debt totaling $18.6 million for the nine months ended September 30, 2019.
Excess Cash Flow Payment
In February 2019, Select made a principal prepayment of approximately $98.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
In February 2019, Concentra Inc. made a principal prepayment of approximately $33.9 million associated with its term loans in accordance with the provision in the Concentra credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Concentra credit facilities.
Fair Value
The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy for Select’s 6.250% senior notes and for the Select and Concentra credit facilities. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active.
The fair values of the Select credit facilities and the Concentra credit facilities were based on quoted market prices for this debt in the syndicated loan market. The fair value of Select’s 6.250% senior notes was based on quoted market prices. The carrying amount of other debt, principally short-term notes payable, approximates fair value.

10.	Segment Information
The Company’s reportable segments include the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services with non-consolidating subsidiaries. Prior to 2019, these employee leasing services were reflected in the financial results of the Company’s reportable segments. Net operating revenues have been conformed to the current presentation for the three and nine months ended September 30, 2018.
The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, acquisition costs associated with U.S. HealthWorks, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.
The following tables summarize selected financial data for the Company’s reportable segments. Prior year results presented herein have been changed to conform to the current presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Net operating revenues:
Critical illness recovery hospital	$420,108	$462,892	$1,327,236	$1,381,569
Rehabilitation hospital	144,588	173,369	432,675	488,301
Outpatient rehabilitation	245,234	265,330	743,379	774,126
Concentra	404,481	421,900	1,173,420	1,231,672
Other	52,990	69,852	139,865	203,670
Total Company	$1,267,401	$1,393,343	$3,816,575	$4,079,338
Adjusted EBITDA:
Critical illness recovery hospital	$53,292	$57,247	$186,989	$194,383
Rehabilitation hospital	25,343	36,780	80,314	92,545
Outpatient rehabilitation	34,531	40,040	107,003	111,615
Concentra	68,754	77,679	199,119	220,024
Other	(25,292)	(29,081)	(75,337)	(79,552)
Total Company	$156,628	$182,665	$498,088	$539,015
Total assets:
Critical illness recovery hospital	$1,785,336	$2,116,512	$1,785,336	$2,116,512
Rehabilitation hospital	888,342	1,121,260	888,342	1,121,260
Outpatient rehabilitation	991,105	1,280,712	991,105	1,280,712
Concentra	2,201,869	2,366,227	2,201,869	2,366,227
Other	113,529	270,045	113,529	270,045
Total Company	$5,980,181	$7,154,756	$5,980,181	$7,154,756
Purchases of property and equipment:
Critical illness recovery hospital	$8,134	$12,254	$31,455	$36,902
Rehabilitation hospital	8,769	5,293	29,766	23,832
Outpatient rehabilitation	7,209	7,476	22,565	23,221
Concentra	12,539	8,240	29,281	36,178
Other	2,740	1,408	7,972	3,823
Total Company	$39,391	$34,671	$121,039	$123,956

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$53,292	$25,343	$34,531	$68,754	$(25,292)
Depreciation and amortization	(11,136)	(6,079)	(6,597)	(24,488)	(2,227)
Stock compensation expense	—	—	—	(767)	(5,497)
Income (loss) from operations	$42,156	$19,264	$27,934	$43,499	$(33,016)	$99,837
Equity in earnings of unconsolidated subsidiaries						5,432
Gain on sale of businesses						2,139
Interest expense						(50,669)
Income before income taxes						$56,739

	Three Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$57,247	$36,780	$40,040	$77,679	$(29,081)
Depreciation and amortization	(12,484)	(7,234)	(6,887)	(23,989)	(2,347)
Stock compensation expense	—	—	—	(768)	(6,050)
Income (loss) from operations	$44,763	$29,546	$33,153	$52,922	$(37,478)	$122,906
Loss on early retirement of debt						(18,643)
Equity in earnings of unconsolidated subsidiaries						6,950
Interest expense						(54,336)
Income before income taxes						$56,877

	Nine Months Ended September 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$186,989	$80,314	$107,003	$199,119	$(75,337)
Depreciation and amortization	(34,146)	(17,816)	(19,938)	(70,332)	(6,790)
Stock compensation expense	—	—	—	(2,116)	(15,059)
U.S. HealthWorks acquisition costs	—	—	—	(2,895)	—
Income (loss) from operations	$152,843	$62,498	$87,065	$123,776	$(97,186)	$328,996
Loss on early retirement of debt						(10,255)
Equity in earnings of unconsolidated subsidiaries						14,914
Gain on sale of businesses						9,016
Interest expense						(147,991)
Income before income taxes						$194,680

	Nine Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$194,383	$92,545	$111,615	$220,024	$(79,552)
Depreciation and amortization	(38,430)	(20,332)	(20,910)	(73,372)	(7,028)
Stock compensation expense	—	—	—	(2,302)	(17,129)
Income (loss) from operations	$155,953	$72,213	$90,705	$144,350	$(103,709)	$359,512
Loss on early retirement of debt						(18,643)
Equity in earnings of unconsolidated subsidiaries						18,710
Gain on sale of businesses						6,532
Interest expense						(156,611)
Income before income taxes						$209,500

11.	Revenue from Contracts with Customers
Net operating revenues consist primarily of revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended September 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$210,101	$71,564	$40,563	$455	$—	$322,683
Non-Medicare	206,629	64,322	185,787	401,537	—	858,275
Total patient services revenues	416,730	135,886	226,350	401,992	—	1,180,958
Other revenues(1)	3,378	8,702	18,884	2,489	52,990	86,443
Total net operating revenues	$420,108	$144,588	$245,234	$404,481	$52,990	$1,267,401

	Three Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$218,096	$86,495	$44,230	$451	$—	$349,272
Non-Medicare	240,603	76,957	200,093	418,380	—	936,033
Total patient services revenues	458,699	163,452	244,323	418,831	—	1,285,305
Other revenues	4,193	9,917	21,007	3,069	69,852	108,038
Total net operating revenues	$462,892	$173,369	$265,330	$421,900	$69,852	$1,393,343

	Nine Months Ended September 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$676,950	$217,459	$120,228	$1,600	$—	$1,016,237
Non-Medicare	639,718	188,611	569,298	1,164,711	—	2,562,338
Total patient services revenues	1,316,668	406,070	689,526	1,166,311	—	3,578,575
Other revenues(1)	10,568	26,605	53,853	7,109	139,865	238,000
Total net operating revenues	$1,327,236	$432,675	$743,379	$1,173,420	$139,865	$3,816,575

	Nine Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$679,953	$238,334	$128,377	$1,480	$—	$1,048,144
Non-Medicare	692,178	221,571	586,248	1,221,893	—	2,721,890
Total patient services revenues	1,372,131	459,905	714,625	1,223,373	—	3,770,034
Other revenues	9,438	28,396	59,501	8,299	203,670	309,304
Total net operating revenues	$1,381,569	$488,301	$774,126	$1,231,672	$203,670	$4,079,338

_______________________________________________________________________________

(1)
For the three and nine months ended September 30, 2018, the financial results of the Company’s reportable segments have been changed to remove the net operating revenues associated with employee leasing services provided to the Company’s non-consolidating subsidiaries. These results are now reported as part of the Company’s other activities.

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

(i)
Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no dividends declared or contractual dividends paid for the three and nine months ended September 30, 2018 and 2019.

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

	Basic EPS		Diluted EPS
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Net income	$42,679	$44,030	$42,679	$44,030
Less: net income attributable to non-controlling interests	9,762	13,298	9,762	13,298
Net income attributable to the Company	32,917	30,732	32,917	30,732
Less: net income attributable to participating securities	1,098	1,052	1,098	1,052
Net income attributable to common shares	$31,819	$29,680	$31,819	$29,680

	Basic EPS		Diluted EPS
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Net income	$147,220	$157,360	$147,220	$157,360
Less: net income attributable to non-controlling interests	34,053	40,978	34,053	40,978
Net income attributable to the Company	113,167	116,382	113,167	116,382
Less: net income attributable to participating securities	3,732	3,889	3,729	3,888
Net income attributable to common shares	$109,435	$112,493	$109,438	$112,494

The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended September 30, 2018
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$31,819	130,387	$0.24	$31,819	130,447	$0.24
Participating securities	1,098	4,501	$0.24	1,098	4,501	$0.24
Total Company	$32,917			$32,917

	Three Months Ended September 30, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$29,680	129,988	$0.23	$29,680	130,007	$0.23
Participating securities	1,052	4,607	$0.23	1,052	4,607	$0.23
Total Company	$30,732			$30,732

	Nine Months Ended September 30, 2018
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$109,435	129,972	$0.84	$109,438	130,066	$0.84
Participating securities	3,732	4,432	$0.84	3,729	4,432	$0.84
Total Company	$113,167			$113,167

	Nine Months Ended September 30, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$112,493	130,442	$0.86	$112,494	130,474	$0.86
Participating securities	3,889	4,509	$0.86	3,888	4,509	$0.86
Total Company	$116,382			$116,382
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

13.	Commitments and Contingencies
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
In October 2019, the Company entered into a settlement agreement with the United States government and the plaintiff-relators. Under the terms of the settlement, the Company agreed to make payments to the government, the plaintiff-relators and their counsel. Such payments, in the aggregate, are immaterial to the Company’s financial statements.  In the settlement agreement, the government and the plaintiff-relators released all defendants from liability for all conduct alleged in the complaint, and the Company admitted no liability or wrongdoing.
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
14.    Supplemental Financial Information of Concentra Group Holdings Parent

The following tables summarize selected financial information of Concentra Group Holdings Parent.

	December 31, 2018	September 30, 2019
	(in thousands)
Assets
Current assets	$385,094	$287,514
Non-current assets	1,793,774	2,078,713
Total Assets	$2,178,868	$2,366,227
Liabilities and Equity
Current liabilities	$206,386	$232,035
Non-current liabilities	1,478,084	1,587,721
Total Liabilities	1,684,470	1,819,756
Redeemable non-controlling interests	18,525	17,268
Members' Equity of Concentra Group Holdings Parent	470,329	523,814
Non-controlling interests	5,544	5,389
Total Equity	475,873	529,203
Total Liabilities and Equity	$2,178,868	$2,366,227

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Net operating revenues	$404,481	$421,900	$1,173,420	$1,231,672
Income from operations	43,499	52,922	123,776	144,350
Net income	16,084	17,788	45,576	53,521
Net income attributable to Select Medical Holdings Corporation	7,486	8,124	20,778	24,534

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Net cash provided by operating activities	$119,147	$104,234
Net cash used in investing activities	(545,856)	(56,400)
Net cash provided by (used in) financing activities	465,314	(185,717)
Net increase (decrease) in cash and cash equivalents	38,605	(137,883)
Cash and cash equivalents at beginning of period	113,059	163,116
Cash and cash equivalents at end of period	$151,664	$25,233

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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of September 30, 2019, we had operations in 47 states and the District of Columbia. We operated 100 critical illness recovery hospitals in 28 states, 29 rehabilitation hospitals in 12 states, and 1,707 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 523 occupational health centers in 41 states as of September 30, 2019. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had net operating revenues of $4,079.3 million for the nine months ended September 30, 2019. Of this total, we earned approximately 34% of our net operating revenues from our critical illness recovery hospital segment, approximately 12% from our rehabilitation hospital segment, approximately 19% from our outpatient rehabilitation segment, and approximately 30% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs. During 2019, we began reporting the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries as part of our other activities. Previously, these services were reflected in the financial results of our reportable segments. Under these employee leasing arrangements, actual labor costs are passed through to our non-consolidating subsidiaries, resulting in our recognition of net operating revenues equal to the actual labor costs incurred. Prior year results presented herein have been changed to conform to the current presentation.
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
We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, acquisition costs associated with U.S. HealthWorks, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. We will refer to Adjusted EBITDA throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)
Net income	$42,679	$44,030	$147,220	$157,360
Income tax expense	14,060	12,847	47,460	52,140
Interest expense	50,669	54,336	147,991	156,611
Gain on sale of businesses	(2,139)	—	(9,016)	(6,532)
Equity in earnings of unconsolidated subsidiaries	(5,432)	(6,950)	(14,914)	(18,710)
Loss on early retirement of debt	—	18,643	10,255	18,643
Income from operations	99,837	122,906	328,996	359,512
Stock compensation expense:
Included in general and administrative	4,683	5,305	12,720	14,849
Included in cost of services	1,581	1,513	4,455	4,582
Depreciation and amortization	50,527	52,941	149,022	160,072
U.S. HealthWorks acquisition costs	—	—	2,895	—
Adjusted EBITDA	$156,628	$182,665	$498,088	$539,015
Summary Financial Results
Three Months Ended September 30, 2019
For the three months ended September 30, 2019, our net operating revenues increased 9.9% to $1,393.3 million, compared to $1,267.4 million for the three months ended September 30, 2018. Income from operations increased 23.1% to $122.9 million for the three months ended September 30, 2019, compared to $99.8 million for the three months ended September 30, 2018.
Net income increased 3.2% to $44.0 million for the three months ended September 30, 2019, compared to $42.7 million for the three months ended September 30, 2018. Net income included pre-tax losses on early retirement of debt of $18.6 million for the three months ended September 30, 2019. Net income included a pre-tax gain on sale of businesses of $2.1 million for the three months ended September 30, 2018.
Adjusted EBITDA increased 16.6% to $182.7 million for the three months ended September 30, 2019, compared to $156.6 million for the three months ended September 30, 2018. Our Adjusted EBITDA margin was 13.1% for the three months ended September 30, 2019, compared to 12.4% for the three months ended September 30, 2018.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$462,892	$173,369	$265,330	$421,900	$69,852	$1,393,343
Operating expenses	405,645	136,589	225,290	344,989	104,983	1,217,496
Depreciation and amortization	12,484	7,234	6,887	23,989	2,347	52,941
Income (loss) from operations	$44,763	$29,546	$33,153	$52,922	$(37,478)	$122,906
Depreciation and amortization	12,484	7,234	6,887	23,989	2,347	52,941
Stock compensation expense	—	—	—	768	6,050	6,818
Adjusted EBITDA	$57,247	$36,780	$40,040	$77,679	$(29,081)	$182,665
Adjusted EBITDA margin	12.4%	21.2%	15.1%	18.4%	N/M	13.1%

	Three Months Ended September 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$420,108	$144,588	$245,234	$404,481	$52,990	$1,267,401
Operating expenses(1)	366,816	119,245	210,703	336,494	83,779	1,117,037
Depreciation and amortization	11,136	6,079	6,597	24,488	2,227	50,527
Income (loss) from operations	$42,156	$19,264	$27,934	$43,499	$(33,016)	$99,837
Depreciation and amortization	11,136	6,079	6,597	24,488	2,227	50,527
Stock compensation expense	—	—	—	767	5,497	6,264
Adjusted EBITDA	$53,292	$25,343	$34,531	$68,754	$(25,292)	$156,628
Adjusted EBITDA margin	12.7%	17.5%	14.1%	17.0%	N/M	12.4%
The following table summarizes changes in segment performance measures for the three months ended September 30, 2019, compared to the three months ended September 30, 2018:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	10.2%	19.9%	8.2%	4.3%	31.8%	9.9%
Change in income from operations	6.2%	53.4%	18.7%	21.7%	(13.5)%	23.1%
Change in Adjusted EBITDA	7.4%	45.1%	16.0%	13.0%	(15.0)%	16.6%
_______________________________________________________________________________
N/M —     Not meaningful.

(1)
For the three months ended September 30, 2018, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

Nine Months Ended September 30, 2019
For the nine months ended September 30, 2019, our net operating revenues increased 6.9% to $4,079.3 million, compared to $3,816.6 million for the nine months ended September 30, 2018. Income from operations increased 9.3% to $359.5 million for the nine months ended September 30, 2019, compared to $329.0 million for the nine months ended September 30, 2018.
Net income increased 6.9% to $157.4 million for the nine months ended September 30, 2019, compared to $147.2 million for the nine months ended September 30, 2018. Net income included pre-tax losses on early retirement of debt of $18.6 million and a pre-tax gain on sale of businesses of $6.5 million for the nine months ended September 30, 2019. Net income included pre-tax losses on early retirement of debt of $10.3 million, pre-tax gains on sales of businesses of $9.0 million, and pre-tax U.S. HealthWorks acquisition costs of $2.9 million for the nine months ended September 30, 2018.
Adjusted EBITDA increased 8.2% to $539.0 million for the nine months ended September 30, 2019, compared to $498.1 million for the nine months ended September 30, 2018. Our Adjusted EBITDA margin was 13.2% for the nine months ended September 30, 2019, compared to 13.1% for the nine months ended September 30, 2018.

The following tables reconcile our segment performance measures to our consolidated operating results:

	Nine Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,381,569	$488,301	$774,126	$1,231,672	$203,670	$4,079,338
Operating expenses	1,187,186	395,756	662,511	1,013,950	300,351	3,559,754
Depreciation and amortization	38,430	20,332	20,910	73,372	7,028	160,072
Income (loss) from operations	$155,953	$72,213	$90,705	$144,350	$(103,709)	$359,512
Depreciation and amortization	38,430	20,332	20,910	73,372	7,028	160,072
Stock compensation expense	—	—	—	2,302	17,129	19,431
Adjusted EBITDA	$194,383	$92,545	$111,615	$220,024	$(79,552)	$539,015
Adjusted EBITDA margin	14.1%	19.0%	14.4%	17.9%	N/M	13.2%

	Nine Months Ended September 30, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$1,327,236	$432,675	$743,379	$1,173,420	$139,865	$3,816,575
Operating expenses(1)	1,140,247	352,361	636,376	979,312	230,261	3,338,557
Depreciation and amortization	34,146	17,816	19,938	70,332	6,790	149,022
Income (loss) from operations	$152,843	$62,498	$87,065	$123,776	$(97,186)	$328,996
Depreciation and amortization	34,146	17,816	19,938	70,332	6,790	149,022
Stock compensation expense	—	—	—	2,116	15,059	17,175
U.S. HealthWorks acquisition costs	—	—	—	2,895	—	2,895
Adjusted EBITDA	$186,989	$80,314	$107,003	$199,119	$(75,337)	$498,088
Adjusted EBITDA margin	14.1%	18.6%	14.4%	17.0%	N/M	13.1%
The following table summarizes changes in segment performance measures for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	4.1%	12.9%	4.1%	5.0%	45.6%	6.9%
Change in income from operations	2.0%	15.5%	4.2%	16.6%	(6.7)%	9.3%
Change in Adjusted EBITDA	4.0%	15.2%	4.3%	10.5%	(5.6)%	8.2%
_______________________________________________________________________________
N/M —     Not meaningful.

(1)
For the nine months ended September 30, 2018, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

Significant Events
Select 6.250% Senior Notes
  On August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due August 15, 2026. Select used a portion of the net proceeds of the 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities (as described below) in part to (i) redeem in full the $710.0 million aggregate principal amount of the 6.375% senior notes on August 30, 2019 at the redemption price of 100.000% of the principal amount plus accrued and unpaid interest, (ii) repay in full the outstanding borrowings under Select’s revolving facility, and (iii) pay related fees and expenses associated with the financing.
Select Credit Facilities
On August 1, 2019, Select entered into Amendment No. 3 to the Select credit agreement dated March 6, 2017. Amendment No. 3, among other things, (i) provided for an additional $500.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025, (ii) extended the maturity date of Select’s revolving facility from March 6, 2022 to March 6, 2024, and (iii) increased the total net leverage ratio permitted under the Select credit agreement.
Concentra Credit Facilities
On September 20, 2019, Concentra Inc. entered into Amendment No. 6 to the Concentra first lien credit agreement. Amendment No. 6, among other things, (i) provided for an additional $100.0 million in term loans that, along with the existing Concentra first lien term loans, have a maturity date of June 1, 2022 and (ii) extended the maturity date of the revolving facility from June 1, 2021 to March 1, 2022. Concentra Inc. used the incremental borrowings under the Concentra first lien credit agreement to prepay in full all of its term loans outstanding under the Concentra second lien credit agreement on September 20, 2019.

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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 26% of our net operating revenues for the nine months ended September 30, 2019, and 27% of our net operating revenues for the year ended December 31, 2018.
Medicare Reimbursement of LTCH Services
The following is a summary of significant regulatory changes affecting our critical illness recovery hospitals, which are certified by Medicare as long term care hospitals (“LTCHs”), as well as the policies and payment rates that may affect our future results of operations. Medicare payments to our critical illness recovery hospitals are made in accordance with the long term care hospital prospective payment system (“LTCH-PPS”).
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

Fiscal Year 2020. On August 16, 2019, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). Certain errors in the final rule were corrected in a final rule published October 8, 2019. The standard federal rate was set at $42,678, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate also included an area wage budget neutrality factor of 1.0020203 and a temporary, one-time budget neutrality adjustment of 0.999858 in connection with the elimination of the 25 Percent Rule (discussed herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $26,778, a decrease from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,552, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743. For LTCH discharges occurring in cost reporting periods beginning in FY 2020, site neutral payment rate cases will begin to be paid fully on the site neutral payment rate, rather than the transitional blended rate.
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

Fiscal Year 2020. On August 8, 2019, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). The standard payment conversion factor for discharges for fiscal year 2020 was set at $16,489, an increase from the standard payment conversion factor applicable during fiscal year 2019 of $16,021. The update to the standard payment conversion factor for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. CMS decreased the outlier threshold amount for fiscal year 2020 to $9,300 from $9,402 established in the final rule for fiscal year 2019.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Critical illness recovery hospital data:
Number of hospitals owned—start of period	98	99	99	96
Number of hospitals acquired	—	—	—	3
Number of hospital start-ups	—	—	1	—
Number of hospitals closed/sold	(1)	—	(3)	—
Number of hospitals owned—end of period	97	99	97	99
Number of hospitals managed—end of period	—	1	—	1
Total number of hospitals (all)—end of period	97	100	97	100
Available licensed beds(1)	4,095	4,230	4,095	4,230
Admissions(1)	8,651	9,051	27,605	27,679
Patient days(1)	243,891	258,089	765,863	779,078
Average length of stay (days)(1)	28	28	28	28
Net revenue per patient day(1)(2)	$1,705	$1,773	$1,716	$1,757
Occupancy rate(1)	65%	67%	68%	69%
Percent patient days—Medicare(1)	53%	49%	53%	51%
Rehabilitation hospital data:
Number of hospitals owned—start of period	17	19	16	17
Number of hospitals start-ups	—	—	1	2
Number of hospitals owned—end of period	17	19	17	19
Number of hospitals managed—end of period	9	10	9	10
Total number of hospitals (all)—end of period	26	29	26	29
Available licensed beds(1)	1,189	1,309	1,189	1,309
Admissions(1)	5,370	6,400	16,219	18,253
Patient days(1)	79,232	89,454	233,537	258,795
Average length of stay (days)(1)	15	14	15	14
Net revenue per patient day(1)(2)	$1,582	$1,724	$1,604	$1,665
Occupancy rate(1)	72%	75%	73%	75%
Percent patient days—Medicare(1)	53%	53%	54%	51%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,435	1,419	1,447	1,423
Number of clinics acquired	—	3	14	17
Number of clinic start-ups	8	14	26	36
Number of clinics closed/sold	(23)	(7)	(67)	(47)
Number of clinics owned—end of period	1,420	1,429	1,420	1,429
Number of clinics managed—end of period	229	278	229	278
Total number of clinics (all)—end of period	1,649	1,707	1,649	1,707
Number of visits(1)	2,039,462	2,204,328	6,251,582	6,462,316
Net revenue per visit(1)(3)	$103	$103	$103	$103
Concentra data:
Number of centers owned—start of period	527	526	312	524
Number of centers acquired	1	1	220	6
Number of centers closed/sold	(3)	(4)	(7)	(7)
Number of centers owned—end of period	525	523	525	523
Number of onsite clinics operated—end of period	123	131	123	131
Number of CBOCs owned—end of period	30	32	30	32
Number of visits(1)	2,984,832	3,150,903	8,605,012	9,165,599
Net revenue per visit(1)(3)	$124	$120	$124	$122

_____________________________________________________________

(1)	Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics are excluded.

(2)	Net revenue per patient day is calculated by dividing direct patient service revenues by the total number of patient days.

(3)
Net revenue per visit is calculated by dividing direct patient service revenue by the total number of visits. For purposes of this computation for our Concentra segment, direct patient service revenue does not include onsite clinics and community-based outpatient clinics.

Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Cost of services, exclusive of depreciation and amortization(1)	85.8	84.9	85.1	84.9
General and administrative	2.4	2.5	2.4	2.3
Depreciation and amortization	3.9	3.8	3.9	4.0
Income from operations	7.9	8.8	8.6	8.8
Loss on early retirement of debt	—	(1.3)	(0.3)	(0.5)
Equity in earnings of unconsolidated subsidiaries	0.4	0.5	0.4	0.5
Gain on sale of businesses	0.2	—	0.2	0.2
Interest expense	(4.0)	(3.9)	(3.8)	(3.9)
Income before income taxes	4.5	4.1	5.1	5.1
Income tax expense	1.1	0.9	1.2	1.2
Net income	3.4	3.2	3.9	3.9
Net income attributable to non-controlling interests	0.8	1.0	0.9	1.0
Net income attributable to Select Medical Holdings Corporation	2.6%	2.2%	3.0%	2.9%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018(2)	2019	% Change	2018(2)	2019	% Change
	(in thousands)
Net operating revenues:
Critical illness recovery hospital	$420,108	$462,892	10.2%	$1,327,236	$1,381,569	4.1%
Rehabilitation hospital	144,588	173,369	19.9	432,675	488,301	12.9
Outpatient rehabilitation	245,234	265,330	8.2	743,379	774,126	4.1
Concentra	404,481	421,900	4.3	1,173,420	1,231,672	5.0
Other(1)	52,990	69,852	31.8	139,865	203,670	45.6
Total Company	$1,267,401	$1,393,343	9.9%	$3,816,575	$4,079,338	6.9%
Income (loss) from operations:
Critical illness recovery hospital	$42,156	$44,763	6.2%	$152,843	$155,953	2.0%
Rehabilitation hospital	19,264	29,546	53.4	62,498	72,213	15.5
Outpatient rehabilitation	27,934	33,153	18.7	87,065	90,705	4.2
Concentra	43,499	52,922	21.7	123,776	144,350	16.6
Other(1)	(33,016)	(37,478)	(13.5)	(97,186)	(103,709)	(6.7)
Total Company	$99,837	$122,906	23.1%	$328,996	$359,512	9.3%
Adjusted EBITDA:
Critical illness recovery hospital	$53,292	$57,247	7.4%	$186,989	$194,383	4.0%
Rehabilitation hospital	25,343	36,780	45.1	80,314	92,545	15.2
Outpatient rehabilitation	34,531	40,040	16.0	107,003	111,615	4.3
Concentra	68,754	77,679	13.0	199,119	220,024	10.5
Other(1)	(25,292)	(29,081)	(15.0)	(75,337)	(79,552)	(5.6)
Total Company	$156,628	$182,665	16.6%	$498,088	$539,015	8.2%
Adjusted EBITDA margins:
Critical illness recovery hospital	12.7%	12.4%		14.1%	14.1%
Rehabilitation hospital	17.5	21.2		18.6	19.0
Outpatient rehabilitation	14.1	15.1		14.4	14.4
Concentra	17.0	18.4		17.0	17.9
Other(1)	N/M	N/M		N/M	N/M
Total Company	12.4%	13.1%		13.1%	13.2%
Total assets:
Critical illness recovery hospital	$1,785,336	$2,116,512		$1,785,336	$2,116,512
Rehabilitation hospital	888,342	1,121,260		888,342	1,121,260
Outpatient rehabilitation	991,105	1,280,712		991,105	1,280,712
Concentra	2,201,869	2,366,227		2,201,869	2,366,227
Other(1)	113,529	270,045		113,529	270,045
Total Company	$5,980,181	$7,154,756		$5,980,181	$7,154,756
Purchases of property and equipment:
Critical illness recovery hospital	$8,134	$12,254		$31,455	$36,902
Rehabilitation hospital	8,769	5,293		29,766	23,832
Outpatient rehabilitation	7,209	7,476		22,565	23,221
Concentra	12,539	8,240		29,281	36,178
Other(1)	2,740	1,408		7,972	3,823
Total Company	$39,391	$34,671		$121,039	$123,956
_______________________________________________________________________________

(1)
Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.

(2)
For the three and nine months ended September 30, 2018, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

N/M —     Not meaningful.

Three Months Ended September 30, 2019, Compared to Three Months Ended September 30, 2018
In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Net Operating Revenues
Our net operating revenues increased 9.9% to $1,393.3 million for the three months ended September 30, 2019, compared to $1,267.4 million for the three months ended September 30, 2018.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 10.2% to $462.9 million for the three months ended September 30, 2019, compared to $420.1 million for the three months ended September 30, 2018. The increase in net operating revenues was due to increases in both patient volume and net revenue per patient day. Our patient days increased 5.8% to 258,089 days for the three months ended September 30, 2019, compared to 243,891 days for the three months ended September 30, 2018. The acquisition of three hospitals during 2019 contributed to the increase in patient days. We also experienced a 2.9% increase in patient days in our existing hospitals, which was offset in part by a decrease in patient days from the temporary closure of our hospital located in Panama City, Florida as a result of damage sustained from Hurricane Michael in October 2018. For the three months ended September 30, 2019, our net revenue per patient day increased 4.0% to $1,773, as compared to $1,705 for the three months ended September 30, 2018. The increase is primarily driven by an increase in our Medicare net revenue per patient day.
Rehabilitation Hospital Segment.    Net operating revenues increased 19.9% to $173.4 million for the three months ended September 30, 2019, compared to $144.6 million for the three months ended September 30, 2018. Our patient days increased 12.9% to 89,454 days for the three months ended September 30, 2019, compared to 79,232 days for the three months ended September 30, 2018. The increase in patient days was principally driven by our rehabilitation hospitals which recently commenced operations. We also experienced a 4.0% increase in patient days within our existing hospitals. Our net revenue per patient day increased 9.0% to $1,724 for the three months ended September 30, 2019, compared to $1,582 for the three months ended September 30, 2018. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues increased 8.2% to $265.3 million for the three months ended September 30, 2019, compared to $245.2 million for the three months ended September 30, 2018. The increase in net operating revenues was attributable to an increase in visits, which increased 8.1% to 2,204,328 for the three months ended September 30, 2019, compared to 2,039,462 visits for the three months ended September 30, 2018. The increase in visits was due to new outpatient rehabilitation clinics and a 7.2% increase in visits within our existing clinics. This growth was offset in part by the sale of outpatient rehabilitation clinics to non-consolidating subsidiaries since September 30, 2018, which contributed 24,146 visits during the three months ended September 30, 2018. During the three months ended September 30, 2019, we also experienced an increase in management fee revenues related to services provided to our non-consolidating subsidiaries. Our net revenue per visit was $103 for both the three months ended September 30, 2019 and 2018.
Concentra Segment.    Net operating revenues increased 4.3% to $421.9 million for the three months ended September 30, 2019, compared to $404.5 million for the three months ended September 30, 2018. The increase in net operating revenues was attributable to an increase in visits, offset in part by a decrease in net revenue per visit. Visits increased 5.6% to 3,150,903 visits for the three months ended September 30, 2019, compared to 2,984,832 visits for the three months ended September 30, 2018. Net revenue per visit was $120 for the three months ended September 30, 2019, compared to $124 for the three months ended September 30, 2018. The decrease in net revenue per visit was principally due to an increase in employer services visits, which yield lower per visits rates.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,217.5 million, or 87.4% of net operating revenues, for the three months ended September 30, 2019, compared to $1,117.0 million, or 88.2% of net operating revenues, for the three months ended September 30, 2018. Our cost of services, a major component of which is labor expense, was $1,183.1 million, or 84.9% of net operating revenues, for the three months ended September 30, 2019, compared to $1,087.1 million, or 85.8% of net operating revenues, for the three months ended September 30, 2018. The decrease in our operating expenses relative to our net operating revenues was principally due to the improved operating performance of our rehabilitation hospital and Concentra segments during the three months ended September 30, 2019. General and administrative expenses were $34.4 million, or 2.5% of net operating revenues, for the three months ended September 30, 2019, compared to $30.0 million, or 2.4% of net operating revenues, for the three months ended September 30, 2018.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 7.4% to $57.2 million for the three months ended September 30, 2019, compared to $53.3 million for the three months ended September 30, 2018. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 12.4% for the three months ended September 30, 2019, compared to 12.7% for the three months ended September 30, 2018. The increase in Adjusted EBITDA for our critical illness recovery hospital segment was primarily driven by increases in patient volumes and net revenue per patient day, as discussed above under “Net Operating Revenues.” The decrease in our Adjusted EBITDA margin resulted from our newly acquired hospitals operating at lower margins than our other critical illness recovery hospitals.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 45.1% to $36.8 million for the three months ended September 30, 2019, compared to $25.3 million for the three months ended September 30, 2018. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.2% for the three months ended September 30, 2019, compared to 17.5% for the three months ended September 30, 2018. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily attributable to improved patient volume and net revenue per patient day within several of our existing hospitals, as discussed above under “Net Operating Revenues.”
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 16.0% to $40.0 million for the three months ended September 30, 2019, compared to $34.5 million for the three months ended September 30, 2018. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 15.1% for the three months ended September 30, 2019, compared to 14.1% for the three months ended September 30, 2018. Our Adjusted EBITDA and Adjusted EBITDA margin increased principally from increased patient volumes in our existing outpatient rehabilitation clinics, allowing these clinics to operate at lower relative costs, as well as other cost reductions we have achieved.
Concentra Segment.    Adjusted EBITDA increased 13.0% to $77.7 million for the three months ended September 30, 2019, compared to $68.8 million for the three months ended September 30, 2018. Our Adjusted EBITDA margin for the Concentra segment was 18.4% for the three months ended September 30, 2019, compared to 17.0% for the three months ended September 30, 2018. The increase in Adjusted EBITDA margin resulted principally from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Depreciation and Amortization
Depreciation and amortization expense was $52.9 million for the three months ended September 30, 2019, compared to $50.5 million for the three months ended September 30, 2018. The increase principally occurred within our critical illness recovery hospital and rehabilitation hospital segments.
Income from Operations
For the three months ended September 30, 2019, we had income from operations of $122.9 million, compared to $99.8 million for the three months ended September 30, 2018. The increase in income from operations resulted principally from our rehabilitation hospital and Concentra segments.
Loss on Early Retirement of Debt
The amendment to the Select credit agreement, the amendment to the Concentra first lien credit agreement, the repayment of term loans outstanding under the Concentra second lien credit agreement, and the redemption of the 6.375% senior notes resulted in losses on early retirement of debt totaling $18.6 million for the three months ended September 30, 2019.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the three months ended September 30, 2019, we had equity in earnings of unconsolidated subsidiaries of $7.0 million, compared to $5.4 million for the three months ended September 30, 2018. The increase in equity in earnings was principally attributable to the growth of certain of our non-consolidating subsidiaries, which resulted from our sales of outpatient rehabilitation clinics to these subsidiaries.
Gain on Sale of Businesses
We recognized a gain of $2.1 million during the three months ended September 30, 2018. The gain was principally attributable to the sale of outpatient rehabilitation clinics to a non-consolidating subsidiary.

Interest Expense
Interest expense was $54.3 million for the three months ended September 30, 2019, compared to $50.7 million for the three months ended September 30, 2018. The increase in interest expense was principally due to the recognition of interest expense on both the 6.250% senior notes and the 6.375% senior notes during August 2019, as the redemption of the 6.375% senior notes occurred on August 30, 2019, while the issuance of the $550.0 million 6.250% senior notes occurred on August 1, 2019.
Income Taxes
We recorded income tax expense of $12.8 million for the three months ended September 30, 2019, which represented an effective tax rate of 22.6%. We recorded income tax expense of $14.1 million for the three months ended September 30, 2018, which represented an effective tax rate of 24.8%. The decrease in the effective tax rate resulted from a lower estimate of state and local income taxes.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $13.3 million for the three months ended September 30, 2019, compared to $9.8 million for the three months ended September 30, 2018. The increase was principally due to the improved operating performance of our Concentra segment.

Nine Months Ended September 30, 2019, Compared to Nine Months Ended September 30, 2018
In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Net Operating Revenues
Our net operating revenues increased 6.9% to $4,079.3 million for the nine months ended September 30, 2019, compared to $3,816.6 million for the nine months ended September 30, 2018.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 4.1% to $1,381.6 million for the nine months ended September 30, 2019, compared to $1,327.2 million for the nine months ended September 30, 2018. The increase in net operating revenues was due to increases in both patient volume and net revenue per patient day. Our patient days increased 1.7% to 779,078 days for the nine months ended September 30, 2019, compared to 765,863 days for the nine months ended September 30, 2018. The acquisition of three hospitals during 2019 contributed to the increase in patient days. We also experienced an increase in patient days in our existing hospitals, which was offset by a decrease in patient days from hospital closures which occurred during 2018, including the temporary closure of our hospital located in Panama City, Florida as a result of damage sustained from Hurricane Michael in October 2018. Net revenue per patient day increased 2.4% to $1,757 for the nine months ended September 30, 2019, compared to $1,716 for the nine months ended September 30, 2018. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Rehabilitation Hospital Segment.    Net operating revenues increased 12.9% to $488.3 million for the nine months ended September 30, 2019, compared to $432.7 million for the nine months ended September 30, 2018. The increase in net operating revenues resulted from both an increase in patient volumes and net revenue per patient day during the nine months ended September 30, 2019. Our patient days increased 10.8% to 258,795 days for the nine months ended September 30, 2019, compared to 233,537 days for the nine months ended September 30, 2018. The increase in patient days was principally driven by our rehabilitation hospitals which recently commenced operations. We also experienced a 3.0% increase in patient days in our existing hospitals. Our net revenue per patient day increased 3.8% to $1,665 for the nine months ended September 30, 2019, compared to $1,604 for the nine months ended September 30, 2018. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues increased 4.1% to $774.1 million for the nine months ended September 30, 2019, compared to $743.4 million for the nine months ended September 30, 2018. The increase in net operating revenues was attributable to an increase in visits, which increased 3.4% to 6,462,316 for the nine months ended September 30, 2019, compared to 6,251,582 visits for the nine months ended September 30, 2018. The increase in visits was due to new outpatient rehabilitation clinics and a 5.0% increase in visits within our existing clinics. This growth was offset in part by the sale of outpatient rehabilitation clinics to non-consolidating subsidiaries since September 30, 2018, which contributed 192,149 visits during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we also experienced an increase in management fee revenues related to services provided to our non-consolidating subsidiaries. These services have expanded as a result of our sales of clinics to these non-consolidating subsidiaries. Our net revenue per visit was $103 for both the nine months ended September 30, 2019 and 2018.
Concentra Segment.    Net operating revenues increased 5.0% to $1,231.7 million for the nine months ended September 30, 2019, compared to $1,173.4 million for the nine months ended September 30, 2018. Visits in our centers increased 6.5% to 9,165,599 for the nine months ended September 30, 2019, compared to 8,605,012 visits for the nine months ended September 30, 2018. The increases in net operating revenues and visits were principally due to U.S. HealthWorks, which we acquired on February 1, 2018, and other newly acquired centers. Net revenue per visit was $122 for the nine months ended September 30, 2019, compared to $124 for the nine months ended September 30, 2018. The decrease in net revenue per visit was principally due to an increase in employer services visits, which yield lower per visits rates.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $3,559.8 million, or 87.2% of net operating revenues, for the nine months ended September 30, 2019, compared to $3,338.6 million, or 87.5% of net operating revenues, for the nine months ended September 30, 2018. Our cost of services, a major component of which is labor expense, was $3,465.4 million, or 84.9% of net operating revenues, for the nine months ended September 30, 2019, compared to $3,247.6 million, or 85.1% of net operating revenues, for the nine months ended September 30, 2018. The decrease in our operating expenses relative to our net operating revenues was principally due to the operating performance of our Concentra and rehabilitation hospital segments. General and administrative expenses were $94.4 million, or 2.3% of net operating revenues, for the nine months ended September 30, 2019. General and administrative expenses were $91.0 million, or 2.4% of net operating revenues, for the nine months ended September 30, 2018. General and administrative expenses included $2.9 million of U.S. HealthWorks acquisition costs for the nine months ended September 30, 2018.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 4.0% to $194.4 million for the nine months ended September 30, 2019, compared to $187.0 million for the nine months ended September 30, 2018. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 14.1% for both the nine months ended September 30, 2019 and 2018. The increase in Adjusted EBITDA for our critical illness recovery hospital segment was primarily driven by increases in patient volumes and net revenue per patient day, as discussed above under “Net Operating Revenues.”
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 15.2% to $92.5 million for the nine months ended September 30, 2019, compared to $80.3 million for the nine months ended September 30, 2018. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 19.0% for the nine months ended September 30, 2019, compared to 18.6% for the nine months ended September 30, 2018. The increases in Adjusted EBITDA and Adjusted EBITDA margin are primarily attributable to increases in patient volume and net revenue per visit at several of our existing hospitals. Adjusted EBITDA start-up losses were $8.8 million for the nine months ended September 30, 2019, compared to $3.8 million for the nine months ended September 30, 2018.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 4.3% to $111.6 million for the nine months ended September 30, 2019, compared to $107.0 million for the nine months ended September 30, 2018. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 14.4% for both the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019, the increase in Adjusted EBITDA resulted principally from our start-up and newly developed outpatient rehabilitation clinics.
Concentra Segment.    Adjusted EBITDA increased 10.5% to $220.0 million for the nine months ended September 30, 2019, compared to $199.1 million for the nine months ended September 30, 2018, which included the operating results of U.S. HealthWorks beginning February 1, 2018. Our Adjusted EBITDA margin for the Concentra segment was 17.9% for the nine months ended September 30, 2019, compared to 17.0% for the nine months ended September 30, 2018. The increases in Adjusted EBITDA and Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Depreciation and Amortization
Depreciation and amortization expense was $160.1 million for the nine months ended September 30, 2019, compared to $149.0 million for the nine months ended September 30, 2018. The increase principally occurred within our Concentra and critical illness recovery hospital segments. The increase in our Concentra segment was principally due to the acquisition of U.S. HealthWorks, which we acquired on February 1, 2018. The increase in our critical illness recovery hospital segment was principally due to the repeal of certificate of need regulations in the state of Florida effective July 1, 2019; accordingly, the certificate of need intangible assets for our Florida critical illness recovery hospitals were fully amortized during the nine months ended September 30, 2019.
Income from Operations
For the nine months ended September 30, 2019, we had income from operations of $359.5 million, compared to $329.0 million for the nine months ended September 30, 2018. The increase in income from operations resulted principally from our Concentra and rehabilitation hospital segments.

Loss on Early Retirement of Debt
During the nine months ended September 30, 2019, the amendment to the Select credit agreement, the amendment to the Concentra first lien credit agreement, the repayment of term loans outstanding under the Concentra second lien credit agreement, and the redemption of the 6.375% senior notes resulted in losses on early retirement of debt totaling $18.6 million.
During the nine months ended September 30, 2018, we amended both the Select credit agreement and the Concentra first lien credit agreement which resulted in losses on early retirement of debt of $10.3 million.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the nine months ended September 30, 2019, we had equity in earnings of unconsolidated subsidiaries of $18.7 million, compared to $14.9 million for the nine months ended September 30, 2018. The increase in equity in earnings was principally attributable to the growth of certain non-consolidating subsidiaries as a result of our sales of outpatient rehabilitation clinics to these subsidiaries.
Gain on Sale of Businesses
We recognized gains of $6.5 million and $9.0 million during the nine months ended September 30, 2019 and 2018, respectively. The gains were principally attributable to sales of outpatient rehabilitation clinics to non-consolidating subsidiaries.
Interest Expense
Interest expense was $156.6 million for the nine months ended September 30, 2019, compared to $148.0 million for the nine months ended September 30, 2018. The increase in interest expense was principally due an increase in variable interest rates associated with the Concentra credit facilities and an increase in our indebtedness as a result of the acquisition of U.S. HealthWorks on February 1, 2018. We also recognized interest expense on both the 6.250% senior notes and the 6.375% senior notes during August 2019, as the redemption of the 6.375% senior notes occurred on August 30, 2019, while the issuance of the $550.0 million 6.250% senior notes occurred on August 1, 2019.
Income Taxes
We recorded income tax expense of $52.1 million for the nine months ended September 30, 2019, which represented an effective tax rate of 24.9%. We recorded income tax expense of $47.5 million for the nine months ended September 30, 2018, which represented an effective tax rate of 24.4%. For the nine months ended September 30, 2018, the lower effective tax rate resulted principally from the discrete tax benefits realized from certain equity interests redeemed at our Concentra subsidiary.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $41.0 million for the nine months ended September 30, 2019, compared to $34.1 million for the nine months ended September 30, 2018. The increase was principally due to the improved operating performance of our Concentra segment and several of our joint venture rehabilitation hospitals.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2019 and Nine Months Ended September 30, 2018
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Cash flows provided by operating activities	$380,977	$266,640
Cash flows used in investing activities	(646,542)	(270,710)
Cash flows provided by (used in) financing activities	303,429	(35,145)
Net increase (decrease) in cash and cash equivalents	37,864	(39,215)
Cash and cash equivalents at beginning of period	122,549	175,178
Cash and cash equivalents at end of period	$160,413	$135,963
Operating activities provided $266.6 million of cash flows for the nine months ended September 30, 2019, compared to $381.0 million of cash flows for the nine months ended September 30, 2018. The lower operating cash flows for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was principally driven by the change in our accounts receivable. We experienced an increase in days sales outstanding to 53 days at September 30, 2019, compared to 51 days at December 31, 2018. We experienced a decline in days sales outstanding to 54 days at September 30, 2018, compared to 58 days at December 31, 2017. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding fell within our expected range at September 30, 2019 and December 31, 2018.
Investing activities used $270.7 million of cash flows for the nine months ended September 30, 2019. The principal uses of cash were $124.0 million for purchases of property and equipment and $146.9 million for investments in and acquisitions of businesses. Investing activities used $646.5 million of cash flows for the nine months ended September 30, 2018. The principal uses of cash were $515.0 million related to the acquisition of U.S. HealthWorks and $121.0 million for purchases of property and equipment.
Financing activities used $35.1 million of cash flows for the nine months ended September 30, 2019. The principal sources of cash were from the issuance of $550.0 million 6.250% senior notes, $500.0 million of incremental term loan borrowings under the Select credit facilities, and $100.0 million of incremental term loan borrowings under the Concentra first lien credit agreement. These borrowings resulted in net proceeds of $1,132.9 million. A portion of the net proceeds of the senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities, were used to redeem in full Select’s $710.0 million 6.375% senior notes at a redemption price of 100.000% of the principal amount. The proceeds from the incremental term loans under the Concentra first lien credit agreement were used, in part, to repay the $240.0 million of term loans outstanding under the Concentra second lien credit agreement. We also used $98.8 million and $33.9 million of cash for mandatory prepayments of term loans under the Select credit facilities and Concentra credit facilities, respectively. During the nine months ended September 30, 2019, we had net repayments of $20.0 million under the Select revolving facility.
Financing activities provided $303.4 million of cash flows for the nine months ended September 30, 2018. The principal source of cash was from the issuance of term loans under the Concentra credit facilities which resulted in net proceeds of $779.9 million. This was offset in part by $306.4 million of distributions to non-controlling interests, of which $294.9 million related to the redemption and reorganization transactions executed in connection with the acquisition of U.S. HealthWorks, and $165.0 million of net repayments under the Select revolving facility.

Capital Resources
Working capital.  We had net working capital of $180.5 million at September 30, 2019, compared to $287.3 million at December 31, 2018. The decrease in net working capital was principally due to the recognition of current operating lease liabilities upon the adoption of ASC Topic 842, Leases, on January 1, 2019, offset in part by an increase in our accounts receivable.
Select credit facilities.
In February 2019, Select made a principal prepayment of $98.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
On August 1, 2019, Select entered into Amendment No. 3 to the Select credit agreement dated March 6, 2017. Amendment No. 3, among other things, (i) provided for an additional $500.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025, (ii) extended the maturity date of the Select revolving facility from March 6, 2022 to March 6, 2024, and (iii) increased the total net leverage ratio permitted under the Select credit agreement.
At September 30, 2019, Select had outstanding borrowings under the Select credit facilities consisting of $1,531.1 million in Select term loans (excluding unamortized discounts and debt issuance costs of $22.2 million). Select did not have any borrowings under the Select revolving facility. At September 30, 2019, Select had $411.7 million of availability under the Select revolving facility after giving effect to $38.3 million of outstanding letters of credit.
Select 6.250% senior notes.
On August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due August 15, 2026. Select used a portion of the net proceeds of the 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities (as described above) in part to (i) redeem in full the $710.0 million aggregate principal amount of the 6.375% senior notes on August 30, 2019 at the redemption price of 100.000% of the principal amount plus accrued and unpaid interest, (ii) repay in full the outstanding borrowings under Select’s revolving facility, and (iii) pay related fees and expenses associated with the financing.
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
Concentra credit facilities.  Select and Holdings are not parties to the Concentra credit facilities and are not obligors with respect to Concentra’s debt under such agreements. While this debt is non-recourse to Select and Holdings, it is included in our consolidated financial statements.
In February 2019, Concentra Inc. made a principal prepayment of $33.9 million associated with its term loans in accordance with the provision in the Concentra credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Concentra credit facilities.
On April 8, 2019, Concentra Inc. entered into Amendment No. 5 to the Concentra first lien credit agreement. Amendment No. 5, among other things, (i) extended the maturity date of the Concentra revolving facility from June 1, 2020 to June 1, 2021 and (ii) increased the aggregate commitments available under the Concentra revolving facility from $75.0 million to $100.0 million.

On September 20, 2019, Concentra Inc. entered into Amendment No. 6 to the Concentra first lien credit agreement. Amendment No. 6, among other things, (i) provided for an additional $100.0 million in term loans that, along with the existing Concentra first lien term loans, have a maturity date of June 1, 2022 and (ii) extended the maturity date of the revolving facility from June 1, 2021 to March 1, 2022. Concentra Inc. used the incremental borrowings under the Concentra first lien credit agreement to prepay in full all of its term loans outstanding under the Concentra second lien credit agreement on September 20, 2019.
At September 30, 2019, Concentra Inc. had outstanding borrowings under the Concentra credit facilities consisting of $1,240.3 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $12.7 million). Concentra Inc. did not have any borrowings under the Concentra revolving facility. At September 30, 2019, Concentra Inc. had $87.3 million of availability under its revolving facility after giving effect to $12.7 million of outstanding letters of credit.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2020, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. During the nine months ended September 30, 2019, Holdings repurchased 2,165,221 shares at a cost of approximately $33.2 million, an average cost per share of $15.32, which includes transaction costs. Since the inception of the program through September 30, 2019, Holdings has repurchased 38,089,349 shares at a cost of approximately $347.9 million, or $9.13 per share, which includes transaction costs.
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
At September 30, 2019, Select had outstanding borrowings under the Select credit facilities consisting of $1,531.1 million in Select term loans (excluding unamortized discounts and debt issuance costs of $22.2 million), which bear interest at variable rates. Select did not have any borrowings under the Select revolving facility.
At September 30, 2019, Concentra Inc. had outstanding borrowings under the Concentra credit facilities consisting of $1,240.3 million of Concentra term loans (excluding unamortized discounts and debt issuance costs of $12.7 million), which bear interest at variable rates. Concentra Inc. did not have any borrowings under the Concentra revolving facility.
As of September 30, 2019, each 0.25% increase in market interest rates will impact the interest expense on Select’s and Concentra Inc.’s variable rate debt by $6.9 million per annum.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
In October 2019, the Company entered into a settlement agreement with the United States government and the plaintiff-relators. Under the terms of the settlement, the Company agreed to make payments to the government, the plaintiff-relators and their counsel. Such payments, in the aggregate, are immaterial to the Company’s financial statements.  In the settlement agreement, the government and the plaintiff-relators released all defendants from liability for all conduct alleged in the complaint, and the Company admitted no liability or wrongdoing.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program, which has been extended until December 31, 2020, will remain in effect until then unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2019.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2019	—	$—	—	$172,124,038
August 1 - August 31, 2019	1,473,676	15.85	1,242,256	152,417,000
September 1 - September 30, 2019	20,652	16.01	20,652	152,086,459
Total	1,494,328	$15.85	1,262,908	$152,086,459
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
4.1
Indenture, dated as of August 1, 2019, by and among Select Medical Corporation, the guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K, filed on August 1, 2019).

4.2	Forms of 6.250% Senior Notes due 2026 (incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K, filed on August 1, 2019).
10.1
Amendment No. 3, dated August 1, 2019, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, and Amendment No. 2, dated as of October 26, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on August 1, 2019).

10.2
Amendment No. 6, dated September 20, 2019, to the First Lien Credit Agreement, dated as of June 1, 2015, among Concentra Holdings Inc., MJ Acquisition Corporation, Concentra Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as amended by Amendment No. 1, dated as of September 26, 2016, Amendment No. 2, dated as of March 20, 2017, Amendment No. 3, dated as of February 1, 2018, Amendment No. 4, dated as of October 26, 2018, and Amendment No. 5, dated as of April 8, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on September 24, 2019).

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

Dated:  October 31, 2019