Form 10-K
period 2019-12-31
SELECT MEDICAL HOLDINGS CORP
filed 2020-02-20
CIK 1320414

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2019
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
Mechanicsburg, PA, 17055
(Address of Principal Executive Offices and Zip Code)
(717) 972-1100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value per share	SEM	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,704,659,609, based on the closing price per share of common stock on that date of $15.87 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 1, 2020, the number of shares of Holdings’ Common Stock, $0.001 par value, outstanding was 134,313,112.
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
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1.    The registrant's definitive proxy statement for use in connection with the 2020 Annual Meeting of Stockholders to be held on or about April 30, 2020 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2019, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2019

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

•	a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;

•	acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources, or expose us to unforeseen liabilities;

•	our plans and expectations related to our acquisitions and our ability to realize anticipated synergies;

•	private third-party payors for our services may adopt payment policies that could limit our future net operating revenues and profitability;

•	the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;

•	shortages in qualified nurses, therapists, physicians, or other licensed providers could increase our operating costs significantly or limit our ability to staff our facilities;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us could subject us to substantial uninsured liabilities;

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

Item 1.    Business.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals (previously referred to as long term acute care hospitals), rehabilitation hospitals (previously referred to as inpatient rehabilitation facilities), outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2019, we had operations in 47 states and the District of Columbia. As of December 31, 2019, we operated 101 critical illness recovery hospitals in 28 states, 29 rehabilitation hospitals in 12 states, and 1,740 outpatient rehabilitation clinics in 37 states and the District of Columbia. As of December 31, 2019, Concentra, a joint venture subsidiary, operated 521 occupational health centers in 41 states. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
We manage our Company through four business segments: our critical illness recovery hospital segment, our rehabilitation hospital segment, our outpatient rehabilitation segment, and our Concentra segment. We had net operating revenues of $5,453.9 million for the year ended December 31, 2019. Of this total, we earned approximately 34% of our net operating revenues from our critical illness recovery hospital segment, approximately 12% from our rehabilitation hospital segment, approximately 19% from our outpatient rehabilitation segment, and approximately 30% from our Concentra segment. We also recognized net operating revenues associated with employee leasing services provided to the Company’s non-consolidating subsidiaries; these revenues are included as part of our other activities. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational medicine, physical therapy, and consumer health services. Additionally, our Concentra segment delivers veterans’ healthcare services through its Department of Veterans Affairs CBOCs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Notes to Consolidated Financial Statements—Note 11. Segment Information” beginning on F-26 for financial information for each of our segments for the past three fiscal years.
Critical Illness Recovery Hospitals
We are a leading operator of critical illness recovery hospitals in the United States, which are certified by Medicare as long term care hospitals (“LTCHs”). As of December 31, 2019, we operated 101 critical illness recovery hospitals in 28 states. For the years ended December 31, 2017, 2018, and 2019, approximately 52%, 51% and 49%, respectively, of the net operating revenues of our critical illness recovery hospital segment came from Medicare reimbursement. As of December 31, 2019, we employed approximately 14,500 people in our critical illness recovery hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.
We operate the majority of our critical illness recovery hospitals as a hospital within a hospital (an “HIH”). A critical illness recovery hospital that operates as an HIH typically leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing critical illness recovery hospital does not operate on a host hospital campus. We operated 101 critical illness recovery hospitals at December 31, 2019, of which 72 were operated as HIHs and 29 were operated as free-standing hospitals.
Patients are typically admitted to our critical illness recovery hospitals from general acute care hospitals, likely following an intensive care unit stay, suffering from chronic critical illness. These patients have highly specialized needs, with serious and complex medical conditions involving multiple organ systems. These conditions are often a result of complications related to heart failure, complex infectious disease, respiratory failure and pulmonary disease, complex surgery requiring prolonged recovery, renal disease, neurological events, and trauma. Given their complex medical needs, these patients require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a critical illness recovery hospital that is designed to meet their unique medical needs. For the year ended December 31, 2019, the average length of stay for patients in our critical illness recovery hospitals was 28 days.

Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. The Joint Commission (“TJC”) and DNV GL Healthcare USA, Inc. (“DNV”) are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. As of December 31, 2019, we operated 101 critical illness recovery hospitals, 100 of which were accredited by TJC. One of our critical illness recovery hospitals was accredited by DNV.  Also as of December 31, 2019, all of our critical illness recovery hospitals were certified as LTCHs. Each of our critical illness recovery hospitals must regularly demonstrate to a survey team conformance to the applicable standards established by TJC, DNV or the Medicare program, as applicable.
When a patient is referred to one of our critical illness recovery hospitals by a physician, case manager, discharge planner, or payor, a clinical assessment is performed to determine patient eligibility for admission. Based on the determinations reached in this clinical assessment, an admission decision is made.
Upon admission, an interdisciplinary team meets to perform a comprehensive review of the patient’s condition. The interdisciplinary team is composed of a number of clinicians and may include any or all of the following: an attending physician; a registered nurse; a physical, occupational, and speech therapist; a respiratory therapist; a dietitian; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and initiated. Case management coordinates all aspects of the patient’s hospital stay and serves as a liaison to the insurance carrier’s case management staff as appropriate. The case manager specifically communicates clinical progress, resource utilization, and treatment goals to the patient, the treatment team, and the payor.
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
Rehabilitation Hospitals
Our rehabilitation hospitals provide comprehensive physical medicine, as well as rehabilitation programs and services, which serve to optimize patient health, function, and quality of life. As of December 31, 2019, we operated 29 rehabilitation hospitals in 12 states. For the years ended December 31, 2017, 2018, and 2019, approximately 51%, 50% and 50% respectively, of the net operating revenues of our rehabilitation hospital segment came from Medicare reimbursement. As of December 31, 2019, we employed approximately 10,900 people in our rehabilitation hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, speech therapists, neuropsychologists, and other psychologists.

Patients at our rehabilitation hospitals have specialized needs, with serious and often complex medical conditions requiring rehabilitative healthcare services in an inpatient setting. These conditions require targeted therapy and rehabilitation treatment, including comprehensive rehabilitative services for brain and spinal cord injuries, strokes, amputations, neurological disorders, orthopedic conditions, pediatric congenital or acquired disabilities, and cancer. Given their complex medical needs and gradual and prolonged recovery, these patients generally require a longer length of stay than patients in a general acute care hospital. For the year ended December 31, 2019, the average length of stay for patients in our rehabilitation hospitals was 14 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. As of December 31, 2019, we operated 29 rehabilitation hospitals, all of which were accredited by TJC. Also as of December 31, 2019, all of our rehabilitation hospitals were certified as Medicare providers as inpatient rehabilitation facilities (“IRFs”). 12 of our rehabilitation hospitals also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization that establishes standards related to the operation of medical rehabilitation facilities. Each of our rehabilitation hospitals must regularly demonstrate to a survey team conformance to the applicable standards established by TJC, the Medicare program, or CARF, as applicable.
When a patient is referred to one of our rehabilitation hospitals by a physician, case manager, discharge planner, health maintenance organization, or insurance company, we perform a clinical assessment of the patient to determine if the patient meets criteria for admission. Based on the determinations reached in this clinical assessment, an admission decision is made.
Upon admission, an interdisciplinary team reviews a patient’s condition. The interdisciplinary team is composed of a number of clinicians and may include any or all of the following: an attending physician; a registered nurse; a physical, occupational, and speech therapist; a respiratory therapist; a dietitian; a pharmacist; and a case manager. Upon completion of an initial evaluation by each member of the treatment team, an individualized treatment plan is established and implemented. The case manager coordinates all aspects of the patient’s hospital stay and serves as a liaison with the insurance carrier’s case management staff when appropriate. The case manager communicates progress, resource utilization, and treatment goals between the patient, the treatment team, and the payor.
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
Outpatient Rehabilitation
We are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,740 facilities throughout 37 states and the District of Columbia as of December 31, 2019. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. Our outpatient rehabilitation segment employed approximately 10,700 people as of December 31, 2019.
In our outpatient rehabilitation clinics, we provide physical, occupational, and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy, post-concussion rehabilitation, pediatric rehabilitation, cancer rehabilitation, and athletic training services. The typical patient in one of our outpatient rehabilitation clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries, or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, and speech-language pathologists.
Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. In recent years, a number of states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. In our outpatient rehabilitation segment, for the year ended December 31, 2019, approximately 83% of our net operating revenues come from commercial payors, including healthcare insurers, managed care organizations, workers’ compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
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
Increase Market Share. We strive to establish a leading presence within the local areas we serve. To increase our presence, we seek to open new clinics in our existing markets. We have also entered into joint ventures with hospital systems that have resulted in an increase in the number of facilities that we operate. This allows us to realize economies of scale, heightened brand loyalty, and workforce continuity. We also focus on increasing our workers’ compensation and commercial/managed care payor mix.
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

Optimize Payor Contract Reimbursements. We review payor contracts scheduled for renewal and potential new payor contracts to assure reasonable reimbursements for the services we provide. Before we enter into a new contract with a commercial payor, we assess the reasonableness of the reimbursements by analyzing past and projected patient volume and clinic capacity. We create a retention strategy for the top performing contracts and a renegotiation strategy for contracts that do not meet our defined criteria. We believe that our national footprint and our strong reputation enable us to negotiate favorable reimbursement rates with commercial insurers.
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
Concentra
We are the largest provider of occupational health services in the United States based on the number of facilities. As of December 31, 2019, we operated 521 occupational health centers, 131 onsite clinics at employer worksites, and 32 CBOCs throughout 43 states. In some of our occupational health centers we also provide urgent care services. On February 1, 2018, we acquired U.S HealthWorks, an occupational medicine and urgent care service provider, as part of our Concentra segment. We deliver occupational medicine, consumer health, physical therapy, and veterans’ healthcare services in our occupational health centers, onsite clinics located at the workplaces of our employer customers, and our CBOCs. Our Concentra segment employed approximately 11,700 people as of December 31, 2019.
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
Workers’ compensation is administered on a state-by-state basis and each state is responsible for implementing and regulating its own workers’ compensation program. Because workers’ compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, because programs vary by state, it is difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates. For the year ended December 31, 2019, approximately 58% of our Concentra segment net operating revenues came from workers’ compensation payments.
Acquisition of Additional Membership Interests in Concentra Group Holdings Parent
On January 1, 2020, Select acquired, through the consummation of the January Interest Purchase (as defined below), approximately 17.2% of the outstanding membership interests of Concentra Group Holdings Parent, a joint venture subsidiary of Select, on a fully diluted basis from Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), Dignity Health Holding Corporation (“DHHC”) and certain other sellers, in exchange for an aggregate purchase price of approximately $338.4 million.

On February 1, 2020, Select acquired, through the consummation of the February Interest Purchase (as defined below), an additional 1.4% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from WCAS, DHHC, and certain other sellers in exchange for an aggregate purchase price of approximately $27.8 million.
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
Other
Other activities include our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. We also hold minority investments in other healthcare related businesses. These include investments in companies that provide specialized technology and services to healthcare entities, as well as providers of complementary services.
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
Leading Operator in Distinct but Complementary Lines of Business. We believe that we are a leading operator in our business segments based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our critical illness recovery hospital segment, we operated 101 critical illness recovery hospitals in 28 states as of December 31, 2019. In our rehabilitation hospital segment, we operated 29 rehabilitation hospitals in 12 states as of December 31, 2019. In our outpatient rehabilitation segment, we operated 1,740 outpatient rehabilitation clinics in 37 states and the District of Columbia as of December 31, 2019. In our Concentra segment, we operated 521 occupational health centers in 41 states as of December 31, 2019. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.
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
Experience in Successfully Completing and Integrating Acquisitions.  Since our inception in 1997 through 2019, we completed ten significant acquisitions for approximately $3.32 billion, which includes $418.6 million paid to acquire Physiotherapy, $1.05 billion paid to acquire Concentra, and $753.6 million paid to acquire U.S. HealthWorks. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.
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
Sources of Net Operating Revenues
The following table presents the approximate percentages by source of net operating revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Net Operating Revenues by Payor Source	2017	2018	2019
Medicare	30.1%	26.6%	25.9%
Commercial insurance(1)	34.4%	31.8%	32.3%
Workers’ Compensation	17.2%	22.1%	21.4%
Private and other(2)	15.3%	16.8%	17.5%
Medicaid	3.0%	2.7%	2.9%
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________

(1)	Primarily includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, and managed care programs.

(2)	Primarily includes management services, employer services, self-payors, and non-patient related payments. Self-pay revenues represent less than 1% of total net operating revenues for all periods.

Government Sources
Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2019, we operated 101 critical illness recovery hospitals, all of which were certified by Medicare as LTCHs. Also as of December 31, 2019, we operated 29 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Our Concentra segment receives payments from the Department of Veterans Affairs and other governmental programs. Additionally, many of our critical illness recovery hospitals and rehabilitation hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients covered under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
Our non-government sources of net operating revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly.
Employees
As of December 31, 2019, we employed approximately 49,900 people throughout the United States. Approximately 35,700 of our employees are full-time and the remaining approximately 14,200 are part-time employees. Our critical illness recovery hospital segment employees totaled approximately 14,500, rehabilitation hospital segment employees totaled approximately 10,900, outpatient rehabilitation segment employees totaled approximately 10,700, and Concentra segment employees totaled approximately 11,700. Approximately 2,100 of the remaining employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.
Competition
Critical Illness Recovery Hospitals and Rehabilitation Hospitals
Our critical illness recovery hospitals and our rehabilitation hospitals both compete on the basis of the quality of the patient services we provide, the outcomes we achieve for our patients, and the prices we charge for our services. The primary competitive factors in both of our critical illness recovery hospital and rehabilitation hospital segments include quality of services, charges for services, and responsiveness to the needs of patients, families, payors, and physicians. Other companies operate critical illness recovery hospitals and rehabilitation hospitals that compete with our own hospitals, including large operators of similar facilities, such as Kindred Healthcare, LLC and Encompass Health Corporation, and rehabilitation units and step-down units operated by acute care hospitals in the markets we serve. The competitive position of a critical illness recovery hospital or a rehabilitation hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations, and health maintenance organizations. Such organizations attempt to obtain discounts from established critical illness recovery hospital or rehabilitation hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations, and other organizations which finance healthcare, and its effect on a critical illness recovery hospital’s or rehabilitation hospital’s competitive position, vary from area to area depending on the number and strength of such organizations.
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

Concentra
Our Concentra segment’s occupational health services, consumer health, and veterans’ healthcare business face a highly fragmented and competitive environment. The primary competitors that provide occupational health services have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry are not substantial and Concentra’s current customers have the flexibility to move easily to new healthcare service providers, we believe that new competitors to Concentra can emerge relatively quickly. Furthermore, urgent care clinics in the local communities Concentra serves provide services similar to those Concentra offers, and, in some cases, competing facilities are more established or newer than Concentra’s, may offer a broader array of services to patients than Concentra’s, and may have larger or more specialized medical staffs to treat and serve patients.
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
Some states require us to get approval under certificate of need regulations when we create, acquire, or expand our facilities or services, or alter the ownership of such facilities, whether directly or indirectly. The certificate of need regulations vary from state to state, and are subject to change and new interpretation. If we fail to show public need and obtain approval in these states for our new facilities or changes to the ownership structure of existing facilities, we may be subject to civil or even criminal penalties, lose our facility license, or become ineligible for reimbursement.
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
Medicare Enrollment and Certification
In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel, and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2019, all of the critical illness recovery hospitals we operated were certified by Medicare as LTCHs. As of December 31, 2019, all of the rehabilitation hospitals we operated were certified by Medicare as IRFs. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies,” which operate as outpatient rehabilitation providers for the purposes of the Medicare program. Our Concentra occupational health centers furnishing outpatient services are generally enrolled in Medicare as suppliers.
Accreditation
Our critical illness recovery hospitals and our rehabilitation hospitals receive accreditation from TJC, DNV and/or CARF. As of December 31, 2019, all of the 101 critical illness recovery hospitals and all of the 29 rehabilitation hospitals we operated were accredited by TJC or DNV. In addition, 12 of our rehabilitation hospitals have also received accreditation from CARF. Where required under our contracts with the Department of Veterans Affairs, our facilities furnishing outpatient services that operate as CBOCs are accredited by TJC or another healthcare accrediting organization. See “—Government Regulations—Veterans Affairs.”
Workers’ Compensation
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Net operating revenues generated directly from workers’ compensation programs represented approximately 18% of our net operating revenue from our outpatient rehabilitation segment, 1% of our net operating revenue from our critical illness recovery hospital segment, 2% of our net operating revenue from our rehabilitation hospital segment, and 58% of our net operating revenue from our Concentra segment for the year ended December 31, 2019.
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

Veterans Affairs
As of December 31, 2019, we had 32 CBOCs, which were established to provide services to veterans residing in catchment areas under agreements with the Department of Veterans Affairs. The awarding of such agreements is regulated by laws related to federal government procurements generally, including the Federal Acquisition Regulations. Our contracts with the Department of Veterans Affairs include administrative and clinical services, performance standards, qualifications and other contractor requirements and information and security requirements. In general, our facilities furnishing outpatient services that are CBOCs provide outpatient primary care and mental healthcare in exchange for a capitated monthly fee based on the number of eligible patients then enrolled in that CBOC.
Overview of U.S. and State Government Reimbursements
Medicare Program in General
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. The table below shows the percentage of net operating revenues generated directly from the Medicare program for each of our segments and our company as a whole for the fiscal years ended December 31, 2017, 2018 and 2019.

	Year Ended December 31,
Medicare Net Operating Revenues by Segment	2017	2018	2019
Critical illness recovery hospital	52.4%	50.9%	49.4%
Rehabilitation hospital	50.9%	50.3%	49.6%
Outpatient rehabilitation	15.4%	16.2%	16.4%
Concentra	0.2%	0.1%	0.1%
Total Company	30.1%	26.6%	25.9%
The Medicare program reimburses various types of providers, including LTCHs, IRFs, and outpatient rehabilitation providers, using different payment methodologies. The Medicare reimbursement systems specific to LTCHs, IRFs, and outpatient rehabilitation providers, as described herein, are different than the system applicable to general acute care hospitals. If any of our hospitals fail to comply with requirements for payment under Medicare reimbursement systems for LTCHs or IRFs, as applicable, that hospital will be paid under the system applicable to general acute care hospitals. For general acute care hospitals, Medicare payments for inpatient care are made under the inpatient prospective payment system (“IPPS”) under which a hospital receives a fixed payment amount per discharge (adjusted for area wage differences) using Medicare severity diagnosis-related groups (“MS-DRGs”). The general acute care hospital MS-DRG payment rate is based upon the national average cost of treating a Medicare patient’s condition, based on severity levels of illness, in that type of facility. Although the average length of stay varies for each MS-DRG, the average stay of all Medicare patients in a general acute care hospital is substantially less than the average length of stay in LTCHs and IRFs. Thus, the prospective payment system for general acute care hospitals creates an economic incentive for those hospitals to discharge medically complex Medicare patients to a post-acute care setting as soon as clinically possible. Effective October 1, 2005, CMS expanded its post-acute care transfer policy under which general acute care hospitals are paid on a per diem basis rather than the full MS-DRG rate if a patient is discharged early to certain post-acute care settings, including LTCHs and IRFs. When a patient is discharged from selected MS-DRGs to, among other providers, an LTCH or IRF, the general acute care hospital may be reimbursed below the full MS-DRG payment if the patient’s length of stay is at least one day less than the geometric mean length of stay for the MS-DRG.
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
Patient Criteria
The Bipartisan Budget Act of 2013, enacted December 26, 2013, established a dual-rate LTCH-PPS for Medicare patients discharged from an LTCH. Specifically, for Medicare patients discharged in cost reporting periods beginning on or after October 1, 2015, LTCHs are reimbursed at the LTCH-PPS standard federal payment rate only if, immediately preceding the patient’s LTCH admission, the patient was discharged from a “subsection (d) hospital” (generally, a short-term acute care hospital paid under IPPS) and either the patient’s stay included at least three days in an intensive care unit or coronary care unit at the subsection (d) hospital, or the patient was assigned to an MS-LTC-DRG for cases receiving at least 96 hours of ventilator services in the LTCH. In addition, to be paid at the LTCH-PPS standard federal payment rate, the patient’s discharge from the LTCH may not include a principal diagnosis relating to psychiatric or rehabilitation services. For any Medicare patient who does not meet these criteria, the LTCH will be paid a “site-neutral” payment rate, which will be the lower of: (i) the IPPS comparable per-diem payment rate capped at the MS-DRG payment rate plus any outlier payments; or (ii) 100 percent of the estimated costs for services.
The site neutral payment rate for those patients not paid at the LTCH-PPS standard federal payment rate is subject to a transition period. During the transition period (applicable to hospital cost reporting periods beginning on or after October 1, 2015 through September 30, 2019), a blended rate will be paid for Medicare patients not meeting the new criteria that is equal to 50% of the site neutral payment rate amount and 50% of the standard federal payment rate amount. For discharges in cost reporting periods beginning on or after October 1, 2019, only the site neutral payment rate will apply for Medicare patients not meeting the new criteria. For hospital discharges beginning on or after October 1, 2017 through September 30, 2026, the IPPS comparable per diem payment amount (including any applicable outlier payment) used to determine the site neutral payment rate is reduced by 4.6% after any annual payment rate update.
In addition, for cost reporting periods beginning on or after October 1, 2019, LTCHs must maintain an “LTCH discharge payment percentage” of at least 50% to continue to be reimbursed for Medicare fee-for-service patients at the dual rates of the LTCH-PPS. The “LTCH discharge payment percentage” is a ratio, expressed as a percentage, of Medicare fee-for-service (FFS) discharges not paid the site neutral payment rate (i.e., those meeting LTCH patient criteria) to the total number of Medicare FFS discharges occurring during the cost reporting period. If this percentage is lower than 50%, the LTCH is notified that all of its Medicare FFS discharges will be subject to payment adjustment beginning in the cost reporting period after it was notified. The payment adjustment will result in reimbursement at an IPPS equivalent payment rate. However, the LTCH will not be subject to this payment adjustment if it maintains an LTCH discharge payment percentage of at least 50% during a 6-month “probationary-cure period” immediately before the cost reporting period when the payment adjustment would apply, and during that cost reporting period. An LTCH that has been subject to this payment adjustment will be reinstated at the regular dual rates of the LTCH-PPS in the cost reporting period that begins after the LTCH is notified that its LTCH discharge payment percentage is at least 50%.
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
Annual Payment Rate Update
Fiscal Year 2018. On August 14, 2017, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). Certain errors in the final rule published on August 14, 2017 were corrected in a document published October 4, 2017. The standard federal rate was set at $41,415, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018 included a market basket increase of 2.7%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the Affordable Care Act (“ACA”). The update to the standard federal rate for fiscal year 2018 was further impacted by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,381, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,537, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.
Fiscal Year 2019. On August 17, 2018, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). Certain errors in the final rule were corrected in a document published October 3, 2018. The standard federal rate was set at $41,559, an increase from the standard federal rate applicable during fiscal year 2018 of $41,415. The update to the standard federal rate for fiscal year 2019 included a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. The standard federal rate also included an area wage budget neutrality factor of 0.999215 and a temporary, one-time budget neutrality adjustment of 0.990878 in connection with the elimination of the 25 Percent Rule (discussed herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,121, a decrease from the fixed-loss amount in the 2018 fiscal year of $27,381. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $25,743, a decrease from the fixed-loss amount in the 2018 fiscal year of $26,537.
Fiscal Year 2020. On August 16, 2019, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). Certain errors in the final rule were corrected in a document published October 8, 2019. The standard federal rate was set at $42,678, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate also included an area wage budget neutrality factor of 1.0020203 and a temporary, one-time budget neutrality adjustment of 0.999858 in connection with the elimination of the 25 Percent Rule (discussed herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $26,778, a decrease from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,552, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743.
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
Patient Classification Criteria
In order to qualify as an IRF, a hospital must demonstrate that during its most recent 12-month cost reporting period, it served an inpatient population of whom at least 60% required intensive rehabilitation services for one or more of 13 conditions specified by regulation. Compliance with the 60% Rule is demonstrated through either medical review or the “presumptive” method, in which a patient’s diagnosis codes are compared to a “presumptive compliance” list. Beginning October 1, 2017, the 60% Rule’s presumptive methodology was revised to (i) include certain International Classification of Diseases, Tenth Revision, Clinical Modification (“ICD-10-CM”) diagnosis codes for patients with traumatic brain injury and hip fracture conditions and (ii) count IRF cases that contain two or more of the ICD-10-CM codes from three major multiple trauma lists in the specified combinations.
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
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Outpatient rehabilitation providers enroll in Medicare as a rehabilitation agency, a clinic, or a public health agency. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. For services provided in 2017 through 2019, a 0.5% update was applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the Merit‑Based Incentive Payment System (“MIPS”). In 2019, CMS added physical and occupational therapists to the list of MIPS eligible clinicians. For these therapists in private practice, payments under the fee schedule are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 is the first year that payments are adjusted, based upon the therapist’s performance under MIPS in 2019. Providers in facility-based outpatient therapy settings are excluded from MIPS eligibility and therefore not subject to this payment adjustment.

For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and the alternative payment models (“APMs”). In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors.
In the final 2020 Medicare physician fee schedule, CMS revised coding, documentation guidelines, and valuation for the office or outpatient visit for the evaluation and management (“E/M”) of an established patient. Because the Medicare physician fee schedule is budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million will require a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS proposed cuts to other codes to make up the difference, beginning in 2021. Under the proposal, physical and occupational therapy services could see code reductions that may result in an estimated 8% decrease in payment. However, many providers have opposed the proposed cuts, and CMS has not yet determined the actual cuts to each code.
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
For calendar year 2018 through calendar year 2028, all therapy claims exceeding $3,000 are subject to a manual medical review process authorized by the Middle Class Tax Relief and Job Creation Act of 2012 and amended by the Bipartisan Budget Act of 2018. The $3,000 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. CMS will continue to require that an appropriate modifier be included on claims over the current exception threshold indicating that the therapy services are medically necessary. Beginning in 2028 and in each calendar year thereafter, the threshold amount for claims requiring manual medical review will increase by the percentage increase in the Medicare Economic Index.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. CMS intends to use these modifiers to implement a payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning on January 1, 2022. In the final 2020 Medicare physician fee schedule rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier isn’t required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply.
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

Medicaid Reimbursement of LTCH and IRF Services
The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Net operating revenues generated directly from the Medicaid program represented approximately 7% of our critical illness recovery hospital segment net operating revenues and 2% of our rehabilitation hospital segment net operating revenues for the year ended December 31, 2019.
Other Healthcare Regulations
Medicare Quality Reporting
LTCHs and IRFs are subject to mandatory quality reporting requirements. LTCHs and IRFs that do not submit the required quality data will be subject to a 2% reduction in their annual payment update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent fiscal years.
Our LTCHs and IRFs are required to collect and report patient assessment data and clinical measures on each Medicare beneficiary who receives inpatient services in our facilities. We began reporting this data on October 1, 2012. CMS began making this data available to the public on the CMS website in December 2016. CMS is now adding cross-setting quality measures to compare quality and resource data across post-acute settings pursuant to the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”).
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
Under the transparency and program integrity provisions of the ACA, the exception to the federal self-referral law (the “Stark Law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2019, we operated six hospitals that are owned in-part by physicians.

Medicare Recovery Audit Contractors
CMS contracts with third-party organizations, known as Recovery Audit Contractors (“RACs”) to identify Medicare underpayments and overpayments, and to authorize RACs to recoup any overpayments. RACs are paid on a contingency fee basis. The contingency fee is a percentage of improper overpayment recoveries or underpayments identified by the RAC. The RAC must return the contingency fee if an improper payment determination is reversed on appeal. RACs conduct audit activities nationwide in four regions of the country that cover all 50 states on a combined basis. RAC audits of our Medicare reimbursement may lead to assertions that we have been overpaid, require us to incur additional costs to respond to requests for records and pursue the reversal of payment denials through appeals, and ultimately require us to refund any amounts determined to have been overpaid. We cannot predict the impact of future RAC reviews on our results of operations or cash flows.
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
From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services (“OIG”) issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs, or outpatient rehabilitation services or providers. For example, the OIG recently announced that it will (1) determine whether Medicare appropriately paid hospitals’ inpatient claims subject to the post-acute care transfer policy, (2) determine whether Medicare paid hospitals more for Medicare outlier payments than the hospitals would have been paid if their outlier payments had been reconciled, and (3) examine up-coding of inpatient hospital billing by comparing how billing has changed over time and how billing varied among hospitals. We monitor government publications applicable to us to supplement and enhance our compliance efforts.
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
Remuneration and Fraud Measures
The federal anti-kickback statute prohibits some business practices and relationships under Medicare, Medicaid, and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of remuneration in connection with, to induce, or to arrange for, the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback law may be punished by: a criminal fine of up to $100,000 or up to ten years imprisonment for each violation, or both; civil monetary penalties of $20,000, $30,000 or $100,000 per violation, depending on the type of violation; damages of up to three times the total amount of remuneration; and exclusion from participation in federal or state healthcare programs.
The Stark Law prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. Sanctions for violating the Stark Law include returning program reimbursements, civil monetary penalties of up to $15,000 per prohibited service provided, assessments equal to three times the dollar value of each such service provided, and exclusion from the Medicare and Medicaid programs and other federal and state healthcare programs. The statute also provides a penalty of up to $100,000 for a circumvention scheme. In addition, many states have adopted or may adopt similar anti-kickback or anti-self-referral statutes. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care. While we do not believe our arrangements are in violation of these prohibitions, we cannot assure you that governmental officials charged with the responsibility for enforcing the provisions of these prohibitions will not assert that one or more of our arrangements are in violation of the provisions of such laws and regulations.

Provider-Based Status
The designation “provider-based” refers to circumstances in which a subordinate facility (e.g., a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2019, we operated 19 critical illness recovery hospitals and six rehabilitation hospitals that were treated as provider-based satellites of certain of our other facilities, 244 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the rehabilitation hospitals we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.
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
Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 20, 2020:

Name	Age	Position
Robert A. Ortenzio	62	Executive Chairman and Co-Founder
Rocco A. Ortenzio	87	Vice Chairman and Co-Founder
David S. Chernow	62	President and Chief Executive Officer
Martin F. Jackson	65	Executive Vice President and Chief Financial Officer
John A. Saich	51	Executive Vice President and Chief Administrative Officer
Michael E. Tarvin	59	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	59	Senior Vice President, Controller and Chief Accounting Officer
Robert G. Breighner, Jr.	50	Vice President, Compliance and Audit Services and Corporate Compliance Officer
Robert A. Ortenzio has served as our Executive Chairman and Co-Founder since January 1, 2014. Mr. Ortenzio co-founded Select and has served as a director of Select since February 1997, and became a director of the Company in February 2005. Mr. Ortenzio served as the Company’s Chief Executive Officer from January 1, 2005 to December 31, 2013 and as Select’s President and Chief Executive Officer from September 2001 to January 1, 2005. Mr. Ortenzio also served as Select’s President and Chief Operating Officer from February 1997 to September 2001. Mr. Ortenzio also currently serves on the board of directors of Concentra Group Holdings Parent. He was an Executive Vice President and a director of Horizon/CMS Healthcare Corporation from July 1995 until July 1996. In 1986, Mr. Ortenzio co-founded Continental Medical Systems, Inc., and served in a number of different capacities, including as a Senior Vice President from February 1986 until April 1988, as Chief Operating Officer from April 1988 until July 1995, as President from May 1989 until August 1996 and as Chief Executive Officer from July 1995 until August 1996. Before co-founding Continental Medical Systems, Inc., he was a Vice President of Rehab Hospital Services Corporation. Mr. Ortenzio is the son of Rocco A. Ortenzio, our Vice Chairman and Co-Founder.
Rocco A. Ortenzio has served as our Vice Chairman and Co-Founder since January 1, 2014. Mr. Ortenzio co-founded Select and served as Select’s Chairman and Chief Executive Officer from February 1997 until September 2001. Mr. Ortenzio served as Select’s Executive Chairman from September 2001 until December 2013, and Executive Chairman of the Company from February 2005 until December 2013. In 1986, he co-founded Continental Medical Systems, Inc., and served as its Chairman and Chief Executive Officer until July 1995. In 1979, Mr. Ortenzio founded Rehab Hospital Services Corporation, and served as its Chairman and Chief Executive Officer until June 1986. In 1969, Mr. Ortenzio founded Rehab Corporation and served as its Chairman and Chief Executive Officer until 1974. Mr. Ortenzio is the father of Robert A. Ortenzio, the Company’s Executive Chairman and Co-Founder.
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
Approximately 30% of our net operating revenues for the year ended December 31, 2017, 27% of our net operating revenues for the year ended December 31, 2018, and 26% of our net operating revenues for the year ended December 31, 2019, came from the highly regulated federal Medicare program.
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
As of December 31, 2019, we operated 101 critical illness recovery hospitals, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care IPPS at rates generally lower than the rates under the LTCH-PPS.
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
Our outpatient rehabilitation clinics receive payments from the Medicare program under a fee schedule. The Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the fee schedule be adjusted starting in 2019 based on performance in a MIPS and, beginning in 2020, incentives for participation in alternative payment models. The specifics of the MIPS and incentives for participation in alternative payment models will be subject to future notice and comment rule-making. It is unclear what impact, if any, the MIPS and incentives for participation in alternative payment models will have on our business and operating results, but any resulting decrease in payment may reduce our future net operating revenues and profitability, including, for example, certain proposed CMS cuts to maintain budget-neutrality in respect of evaluation and management services that will increase spending by more than $20 million, which may result in physical and occupational therapy services receiving code reductions, and a concurrent decrease in payments, of approximately 8%.
The nature of the markets that Concentra serves may constrain its ability to raise prices at rates sufficient to keep pace with the inflation of its costs.
Rates of reimbursement for work-related injury or illness visits in Concentra’s occupational health services business are established through a legislative or regulatory process within each state that Concentra serves. Currently, 36 states in which Concentra has operations have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are generally reimbursed based on usual, customary and reasonable rates charged in the particular state in which the services are provided. Given that Concentra does not control these processes, it may be subject to financial risks if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of Concentra’s costs of service.
In Concentra’s veterans’ healthcare business, reimbursement rates are generally set according to the capitated monthly rate based on the number of then enrolled patients at that CBOC. Evolving legislative and regulatory changes aimed at improving veterans’ access to care, the most recent of which is the VA MISSION Act of 2018, could result in fewer patients enrolling in CBOCs. Federal legislation that permits certain veterans to receive their healthcare outside of the Department of Veterans Affairs facilities, for example, may reduce demand for services at some of Concentra’s CBOCs. Moreover, changes in the methods, manner or amounts of compensation payable for Concentra’s services, including, amounts reimbursable to the CBOCs under its agreements with the Department of Veterans Affairs, due to legislative or other changes or shifting budget priorities could result in lower reimbursement for services provided at Concentra’s CBOCs. Concentra may receive lower payments from the Veterans Health Administration if fewer eligible veterans are considered to live within the catchments of its CBOCs. These trends could have an adverse effect on our financial condition and results of operations.

If our rehabilitation hospitals fail to comply with the 60% Rule or admissions to IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our net operating revenues and profitability may decline.
As of December 31, 2019, we operated 29 rehabilitation hospitals, all of which were certified as Medicare providers and operating as IRFs. Our rehabilitation hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF’s total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the “60% Rule.” Compliance with the 60% Rule is demonstrated through a two step process. The first step is the “presumptive” method, in which patient diagnosis codes are compared to a “presumptive compliance” list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility’s medical records to assess compliance.
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
Our information technology systems and those of our vendors that process, maintain, and transmit such data are subject to computer viruses, cyber attacks, or breaches. We adhere to policies and procedures designed to ensure compliance with HIPAA and other privacy and information security laws and require our third-party vendors to do so as well. Failure to maintain the security and functionality of our information systems and related software, or to defend a cybersecurity attack or other attempt to gain unauthorized access to our or third-party’s systems, facilities, or patient health information could expose us to a number of adverse consequences, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, reputational harm, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, litigation with those affected by the data breach, loss of customers, disputes with payors, and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, and liquidity.
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
There can be no assurance that all of our hospitals will continue to meet quality reporting requirements in the future which may result in one or more of our hospitals seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
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
As part of our growth strategy, we may pursue acquisitions of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and other related healthcare facilities and services. These acquisitions, may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations.
We may not be able to successfully integrate our acquired businesses into ours, and therefore, we may not be able to realize the intended benefits from an acquisition. If we fail to successfully integrate acquisitions, our financial condition and results of operations may be materially adversely affected. These acquisitions could result in difficulties integrating acquired operations, technologies, and personnel into our business. Such difficulties may divert significant financial, operational, and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or patients acquired through these acquisitions, which may negatively impact the integration efforts. These acquisitions could also have a negative impact on our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.
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
Concentra’s primary competitors, including those of U.S. HealthWorks, have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry in Concentra’s geographic markets are not substantial and its current customers have the flexibility to move easily to new healthcare service providers, new competitors to Concentra can emerge relatively quickly. The markets for Concentra’s consumer health and veterans’ healthcare businesses are also fragmented and competitive. If Concentra’s competitors are better able to attract patients or expand services at their facilities than Concentra is, Concentra may experience an overall decline in revenue. Similarly, competitive pricing pressures from our competitors could cause Concentra to lose existing or future CBOC contracts with the Department of Veterans Affairs, which may also cause Concentra to experience an overall decline in revenue.
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
Approximately 58% of Concentra’s revenue in 2019 was generated from the treatment of workers’ compensation claims. In the past decade, the number of workers’ compensation claims has decreased, which Concentra primarily attributes to improvements in workplace safety, improved risk management by employers, and changes in the type and composition of jobs. During the economic downturn, the number of employees with workers’ compensation insurance substantially decreased. Although the number of covered employees has increased more in recent years as the employment rate has increased, adverse economic conditions can cause the number of covered employees to decline which can cause further declines in workers’ compensation claims. In addition, because of the greater access to health insurance and the fact that the United States economy has continued to shift from a manufacturing-based to a service-based economy along with general improvements in workplace safety, workers are generally healthier and less prone to work injuries. Increases in employer-sponsored wellness and health promotion programs, spurred in part by the ACA, have led to fitter and healthier employees who may be less likely to injure themselves on the job. Concentra’s business model is based, in part, on its ability to expand its relative share of the market for the treatment of claims for workplace injuries and illnesses. If workplace injuries and illnesses decline at a greater rate than the increase in total employment, or if total employment declines at a greater rate than the increase in incident rates, the number of claims in the workers’ compensation market will decrease and may adversely affect Concentra’s business.
If Concentra loses several significant employer customers or payor contracts, its results may be adversely affected.
Concentra’s results may decline if it loses several significant employer customers or payor contracts. One or more of Concentra’s significant employer customers could be acquired. Additionally, Concentra could lose significant employer customers or payor contracts due to competitive pricing pressures or other reasons. The loss of several significant employer customers or payor contracts could cause a material decline in Concentra’s profitability and operating performance.

Significant legal actions could subject us to substantial uninsured liabilities.
Physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Legal Proceedings” and Note 16 in our audited consolidated financial statements.
We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $40.0 million. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have numerous programs that are designed to respond to the risks of the specific joint venture. The annual aggregate limit under these programs ranges from $6.0 million to $20.0 million. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. In addition, our insurance coverage does not generally cover punitive damages and may not cover all claims against us. See “Business—Government Regulations—Other Healthcare Regulations.”
Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.
Our executives and directors, beneficially own, in the aggregate, approximately 19.7% of Holdings’ outstanding common stock as of February 1, 2020. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

Risks Related to Our Capital Structure
If WCAS and the other members of Concentra Group Holdings Parent or DHHC exercise their Put Right, it may have an adverse effect on our liquidity. Additionally, we may not have adequate funds to pay amounts due in connection with the Put Right, if exercised, in which case we would be required to issue Holdings’ common stock to purchase interests of Concentra Group Holdings Parent and our stockholders’ ownership interest will be diluted.
Pursuant to the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, WCAS and the other members of Concentra Group Holdings Parent and DHHC have separate put rights (each, a “Put Right”) with respect to their equity interests in Concentra Group Holdings Parent. If a Put Right is exercised by WCAS or DHHC, Select will be obligated to purchase up to 33 1/3% of the equity interests of Concentra Group Holdings Parent that WCAS or DHHC, respectively, owned as of February 1, 2018, at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or DHHC, which valuation will be based on certain precedent transactions using multiples of EBITDA (as defined in the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent) and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings’ common stock.
On January 1, 2020, Select, WCAS and DHHC agreed to a transaction in lieu of, and deemed to constitute, the exercise of WCAS’ and DHHC’s first Put Right (the “January Interest Purchase”), pursuant to which Select acquired an aggregate amount of approximately 17.2% of the outstanding membership interests, on a fully diluted basis, of Concentra Group Holdings Parent from WCAS, DHHC and the other equity holders of Concentra Group Holdings Parent, in exchange for an aggregate payment of approximately $338.4 million. On February 1, 2020, Select, WCAS and DHHC agreed to a transaction pursuant to which Select acquired an additional amount of approximately 1.4% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from WCAS, DHHC, and other equity holders of Concentra Group Holdings Parent for approximately $27.8 million (the “February Interest Purchase”). The February Interest Purchase was deemed to constitute an additional exercise of WCAS’ and DHHC’s first Put Right. Upon consummation of the January Interest Purchase and the February Interest Purchase, Select owns in the aggregate approximately 66.6% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 68.8% of the outstanding voting membership interests of Concentra Group Holdings Parent.
WCAS and DHHC may exercise their remaining respective Put Rights to sell up to an additional 33 1/3% of the equity interests in Concentra Group Holdings Parent that each, respectively, owned as of February 1, 2018, on an annual basis beginning in 2021 during the sixty-day period following the delivery of the audited financial statements for the immediately preceding fiscal year. If WCAS exercises future Put Rights, the other members of Concentra Group Holdings Parent, other than DHHC, may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Concentra Group Holdings Parent that such member owned as of the date of the Amended and Restated LLC Agreement, up to but not exceeding the percentage of equity interests owned by WCAS as of the date of the Amended and Restated LLC Agreement that WCAS has determined to sell to Select in the exercise of its Put Right.
Furthermore, WCAS, DHHC, and the other members of Concentra Group Holdings Parent have a put right with respect to their equity interest in Concentra Group Holdings Parent that may only be exercised in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and DHHC, and which results in change in the senior management of Select (an “SEM COC Put Right”). If an SEM COC Put Right is exercised by WCAS, Select will be obligated to purchase all (but not less than all) of the equity interests of WCAS and the other members of Concentra Group Holdings Parent (other than DHHC) offered by such members at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or DHHC, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Similarly, if an SEM COC Put Right is exercised by DHHC, Select will be obligated to purchase all (but not less than all) of the equity interests of DHHC at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or DHHC, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA.

We may not have sufficient funds, borrowing capacity, or other capital resources available to pay for the interests of Concentra Group Holdings Parent in cash if WCAS, DHHC, and the other members of Concentra Group Holdings Parent exercise the Put Right or the SEM COC Put Right, or may be prohibited from doing so under the terms of our debt agreements. Such lack of available funds upon the exercising of the Put Right or the SEM COC Put Right would force us to issue stock at a time we might not otherwise desire to do so in order to purchase the interests of Concentra Group Holdings Parent. To the extent that the interests of Concentra Group Holdings Parent are purchased by issuing shares of our common stock, the increase in the number of shares of our common stock issued and outstanding may depress the price of our common stock and our stockholders will experience dilution in their respective percentage ownership in us. In addition, shares issued to purchase the interests in Concentra Group Holdings Parent will be valued at the twenty-one trading day volume-weighted average sales price of such shares for the period beginning ten trading days immediately preceding the first public announcement of the Put Right or the SEM COC Put Right being exercised and ending ten trading days immediately following such announcement. Because the value of the common stock issued to purchase the interests in Concentra Group Holdings Parent is, in part, determined by the sales price of our common stock following the announcement that the Put Right or the SEM COC Put Right is being exercised, which may cause the sales price of our common stock to decline, the amount of common stock we may have to issue to purchase the interests in Concentra Group Holdings Parent may increase, resulting in further dilution to our existing stockholders.
Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
We have a substantial amount of indebtedness. As of December 31, 2019, Select had approximately $3,437.5 million of total indebtedness, and Concentra had approximately $1,247.6 million of total indebtedness, $1,240.0 million of which was intercompany debt owed to Select. As of December 31, 2019, our total indebtedness to third parties was $3,445.1 million. Our indebtedness could have important consequences to you. For example, it:

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
Any of these consequences could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness. In addition, there would be a material adverse effect on our business, financial condition, results of operations, and cash flows if we were unable to service our indebtedness or obtain additional financing, as needed. Furthermore, Concentra’s failure to repay its intercompany debt to Select could result in Select’s inability to service its indebtedness, leading to the consequences described above.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The Select credit facilities and the indenture governing Select’s 6.250% senior notes require Select to comply with certain financial covenants and obligations, the default of which may result in the acceleration of certain of Select’s indebtedness.
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

As of December 31, 2019, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 7.00 to 1.00. At December 31, 2019, Select’s leverage ratio was 4.31 to 1.00.
While Select has never defaulted on compliance with any of its financial covenants, Select’s ability to comply with this ratio in the future may be affected by events beyond its control. Inability to comply with the required financial covenants could result in a default under the Select credit facilities. In the event of any default under Select’s credit facilities, the revolving lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. In the event of any default under Select’s indenture, dated August 1, 2019, by and among Select, the guarantors named therein and U.S. Bank National Association, as trustee (the “Indenture”), the trustee or holders of 25% of the notes could declare all outstanding 6.250% senior notes immediately due and payable.
The Concentra credit facilities require Concentra to comply with certain financial covenants and obligations, the default of which may result in the acceleration of certain of Concentra’s indebtedness.
In the case of an event of default under the agreement (the “Concentra-JPM first lien credit agreement”) governing Concentra’s revolving facility (the “Concentra-JPM revolving facility” and, together with the Concentra-JPM first lien credit agreement, the “Concentra-JPM credit facilities”), which is nonrecourse to Select, the lenders under such agreement could elect to declare all amounts borrowed, if any, together with accrued and unpaid interest and other fees, to be due and payable. If Concentra is unable to obtain a waiver from these lenders under such circumstances, the lenders could exercise their rights, then Concentra’s financial condition and results of operations could be adversely affected, and Concentra could become bankrupt or insolvent. As of December 31, 2019, there is no indebtedness outstanding under the Concentra-JPM revolving facility.
The Concentra-JPM first lien credit agreement requires Concentra to maintain a leverage ratio (based upon the ratio of indebtedness for money borrowed to consolidated EBITDA) of 5.75 to 1.00, which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra-JPM first lien credit agreement) exceeds 30% of Revolving Commitments (as defined in the Concentra-JPM first lien credit agreement) on such day. Failure to comply with this covenant would result in an event of default under the Concentra-JPM first lien credit agreement only and, absent a waiver or an amendment from the revolving lenders, preclude Concentra from making further borrowings under the Concentra-JPM revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Concentra-JPM revolving facility. Upon such acceleration, Concentra’s failure to comply with the financial covenant would result in an event of default with respect to the Concentra intercompany loan agreement (as defined below).
The Concentra-JPM first lien credit agreement also contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations, and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra-JPM first lien credit agreement contains events of default for non-payment of principal and interest when due (subject to a grace period for interest), cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.
While Concentra has never defaulted on compliance with its financial covenants, Concentra’s ability to comply with this ratio in the future may be affected by events beyond our control. Inability to comply with the required financial covenants could result in a default under the Concentra-JPM first lien credit agreement. In the event of any default under the Concentra-JPM first lien credit agreement, the revolving lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable.
Payment of interest on, and repayment of principal of, our indebtedness is dependent in part on cash flow generated by our subsidiaries.
Payment of interest on, and repayment of, principal of our indebtedness will be dependent in part upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. In particular, Concentra’s inability to make interest and principal payments when due to Select, pursuant to the terms of the Concentra intercompany loan agreement, may result in Select’s inability to service its debt to third parties. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness. In addition, any payment of interest, dividends, distributions, loans, or advances by our subsidiaries to us could be subject to restrictions on dividends or repatriation of distributions under applicable local law, monetary transfer restrictions, and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate or under arrangements with local partners. Furthermore, the ability of our subsidiaries to make such payments of interest, dividends, distributions, loans, or advances may be contested by taxing authorities in the relevant jurisdictions.

Despite our substantial level of indebtedness, we and our subsidiaries may be able to incur additional indebtedness. This could further exacerbate the risks described above.
We and our subsidiaries may be able to incur additional indebtedness in the future. Although the Select credit facilities, the Indenture and the Concentra-JPM first lien credit agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2019, Select had $411.7 million of availability under the Select revolving facility (as defined below) (after giving effect to $38.3 million of outstanding letters of credit) and Concentra had $85.7 million of availability under the Concentra-JPM revolving facility (after giving effect to $14.3 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.
Concentra’s inability to meet the conditions and payments under the Concentra-JPM revolving facility could jeopardize Select’s equity investment in Concentra.
Select is not a party to the Concentra-JPM first lien credit agreement and is not an obligor with respect to Concentra’s debt under the Concentra-JPM revolving facility; however, if Concentra fails to meet its obligations and defaults on the Concentra-JPM revolving facility, a portion of or all of Select’s equity investment in Concentra could be at risk of loss.
Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our debt.
Amounts drawn under the Select credit facilities bear interest rates at the election of the borrower, in relation to LIBOR or an alternate base rate. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. The Select credit facilities contain certain provisions concerning the possibility that LIBOR may cease to exist, and that an alternative reference rate may be chosen. However, if LIBOR in fact ceases to exist, and no alternative rate is acceptable to Select or JPMorgan Chase Bank, N.A., as agent to the Select credit agreement, amounts drawn under the Select credit facilities would be subject to the alternate base rate, which may be a higher interest rate than LIBOR which would increase our interest expense. As a result, we may need to renegotiate the Select credit facilities and may not be able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the credit facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.
We may be unable to refinance our debt on terms favorable to us or at all, which would negatively impact our business and financial condition.
We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. While we intend to refinance all of our indebtedness before it matures, there can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing will be on terms as favorable to us as the terms of the maturing indebtedness or, if the indebtedness cannot be refinanced, that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on our maturing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. If we are unable to refinance our indebtedness at or before maturity or otherwise meet our payment obligations, our business and financial condition will be negatively impacted, and we may be in default under our indebtedness. Any default under the Select credit facilities would permit lenders to foreclose on our assets and would also be deemed a default under the Indenture governing Select’s 6.250% senior notes, which may also result in the acceleration of that indebtedness, and, although Select is not an obligor with respect to Concentra’s debt under such agreements, if Concentra fails to meet its obligations and defaults on the Concentra-JPM first lien credit agreement, a portion of or all of Select’s equity investment in Concentra Group Holdings Parent, the indirect parent company of Concentra, could be at risk of loss.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 1B.    Unresolved Staff Comments.
None.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, occupational health centers, CBOCs, and our corporate headquarters. We own 21 of our critical illness recovery hospitals, nine of our rehabilitation hospitals, one of our outpatient rehabilitation clinics, and eight of our Concentra occupational health centers throughout the United States. As of December 31, 2019, we leased 79 of our critical illness recovery hospitals, ten of our rehabilitation hospitals, 1,460 of our outpatient rehabilitation clinics, 513 of our Concentra occupational health centers, and 32 CBOCs throughout the United States.
We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. As of December 31, 2019, our corporate headquarters is approximately 221,453 square feet and is located in Mechanicsburg, Pennsylvania.
The following is a list by state of the number of facilities we operated as of December 31, 2019.

	Critical Illness Recovery Hospitals(1)	Rehabilitation Hospitals(1)	Outpatient Rehabilitation Clinics(1)	Concentra Occupational Health Centers(2)	Total Facilities
Alabama	1	—	23	—	24
Alaska	—	—	9	5	14
Arizona	2	1	41	17	61
Arkansas	2	—	1	2	5
California	1	1	75	100	177
Colorado	—	—	42	23	65
Connecticut	—	—	59	10	69
Delaware	1	—	13	1	15
District of Columbia	—	—	5	—	5
Florida	12	2	120	32	166
Georgia	5	1	69	16	91
Hawaii	—	—	—	1	1
Illinois	—	—	68	17	85
Indiana	3	—	30	12	45
Iowa	2	—	21	3	26
Kansas	2	—	14	4	20
Kentucky	2	—	64	9	75
Louisiana	—	2	3	3	8
Maine	—	—	23	7	30
Maryland	—	—	65	12	77
Massachusetts	—	—	21	2	23
Michigan	11	—	36	18	65
Minnesota	1	—	32	6	39
Mississippi	4	—	1	—	5
Missouri	4	3	96	15	118
Nebraska	2	—	2	3	7
Nevada	—	1	14	7	22
New Hampshire	—	—	—	3	3
New Jersey	1	4	164	21	190
New Mexico	—	—	1	4	5
North Carolina	2	—	37	8	47
Ohio	16	5	102	17	140
Oklahoma	2	—	25	7	34
Oregon	—	—	—	4	4
Pennsylvania	10	2	232	17	261
Rhode Island	—	—	—	2	2

South Carolina	2	—	26	4	32
South Dakota	1	—	—	—	1
Tennessee	5	—	19	9	33
Texas	2	6	128	56	192
Utah	—	—	—	6	6
Vermont	—	—	—	2	2
Virginia	1	1	42	6	50
Washington	—	—	9	18	27
West Virginia	1	—	—	—	1
Wisconsin	3	—	8	12	23
Total Company	101	29	1,740	521	2,391
_______________________________________________________________________________

(1)	Includes managed critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics, respectively.

(2)	Our Concentra segment also had operations in New York and Wyoming.
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
To address claims arising out of the our operations, we maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $40.0 million. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have numerous programs that are designed to respond to the risks of the specific joint venture. The annual aggregate limit under these programs ranges from $6.0 million to $20.0 million. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. We also maintain umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by our other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject us to substantial uninsured liabilities. In our opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
Contract Therapy Subpoena
On May 18, 2017, we received a subpoena from the U.S. Attorney’s Office for the District of New Jersey seeking various documents principally relating to our contract therapy division, which contracted to furnish rehabilitation therapy services to residents of skilled nursing facilities (“SNFs”) and other providers. We operated our contract therapy division through a subsidiary until March 31, 2016, when we sold the stock of the subsidiary. The subpoena seeks documents that appear to be aimed at assessing whether therapy services were furnished and billed in compliance with Medicare SNF billing requirements, including whether therapy services were coded at inappropriate levels and whether excessive or unnecessary therapy was furnished to justify coding at higher paying levels. We do not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal, or administrative proceedings by the government. We have produced documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, we are unable to predict the timing and outcome of this matter.
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Select Medical Holdings Corporation common stock is quoted on the New York Stock Exchange under the symbol “SEM.”
Holders
At the close of business on February 1, 2020, Holdings had 134,313,112 shares of common stock issued and outstanding. As of that date, there were 123 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Holdings has not paid or declared any dividends on its common stock at any point during the last three fiscal years. We do not anticipate paying any further dividends on Holdings’ common stock in the foreseeable future. We intend to retain future earnings to finance the ongoing operations and growth of our business. Any future determination relating to our dividend policy will be made at the discretion of Holdings’ board of directors and will depend on conditions at that time, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors the board of directors may deem relevant. Additionally, certain contractual agreements we are party to, including the Select credit facilities and the Indenture governing Select’s 6.250% senior notes, restrict our capacity to pay dividends.
Securities Authorized For Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2014, with dividends being reinvested on the date paid through and including the market close on December 31, 2019 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Select Medical Holdings Corporation (SEM)	$100.00	$83.34	$92.71	$123.50	$107.41	$163.31
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$99.25	$108.74	$129.86	$121.76	$156.92
S&P 500	$100.00	$103.08	$94.38	$110.31	$112.91	$133.69

Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2020 and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended December 31, 2019 under the authorized common stock repurchase program.
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2019. As set forth below, the shares repurchased during the three months ended December 31, 2019 relate entirely to shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2019	68,952	$17.70	—	$152,086,459
November 1 - November 30, 2019	—	—	—	—
December 1 - December 31, 2019	—	—	—	—
Total	68,952	$17.70	—	$152,086,459

Item 6.    Selected Financial Data.
You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. The financial results of Concentra, Physiotherapy, and U.S. HealthWorks are included in our consolidated financial statements beginning on their acquisition dates of June 1, 2015, March 4, 2016, and February 1, 2018, respectively.
You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is contained elsewhere herein. The selected historical financial data has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2018 and 2019, and for the years ended December 31, 2017, 2018, and 2019, have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2015, 2016, and 2017, and for the years ended December 31, 2015 and 2016, have been derived from our audited consolidated financial information not included elsewhere herein.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019
	(In thousands, except per share data)
Statement of Operations Data:
Net operating revenues(1)	$3,742,736	$4,217,460	$4,365,245	$5,081,258	$5,453,922
Operating expenses(2)	3,362,965	3,772,302	3,849,356	4,462,324	4,769,465
Depreciation and amortization	104,981	145,311	160,011	201,655	212,576
Income from operations	274,790	299,847	355,878	417,279	471,881
Loss on early retirement of debt(3)	—	(11,626)	(19,719)	(14,155)	(38,083)
Equity in earnings of unconsolidated subsidiaries	16,811	19,943	21,054	21,905	24,989
Gain (loss) on sale of businesses	29,647	42,651	(49)	9,016	6,532
Interest expense	(112,816)	(170,081)	(154,703)	(198,493)	(200,570)
Income before income taxes	208,432	180,734	202,461	235,552	264,749
Income tax expense (benefit)	72,436	55,464	(18,184)	58,610	63,718
Net income	135,996	125,270	220,645	176,942	201,031
Less: Net income attributable to non-controlling interests(4)	5,260	9,859	43,461	39,102	52,582
Net income attributable to Select Medical Holdings Corporation	$130,736	$115,411	$177,184	$137,840	$148,449
Earnings per common share:
Basic	$1.00	$0.88	$1.33	$1.02	$1.10
Diluted	$0.99	$0.87	$1.33	$1.02	$1.10
Weighted average common shares outstanding:
Basic	127,478	127,813	128,955	130,172	130,248
Diluted	127,752	127,968	129,126	130,256	130,276
Dividends per share	$0.10	$—	$—	$—	$—
Balance Sheet Data (at end of period):
Cash and cash equivalents	$14,435	$99,029	$122,549	$175,178	$335,882
Working capital(5)(6)	19,869	191,268	315,423	287,338	298,712
Total assets(5)(6)	4,388,678	4,920,626	5,127,166	5,964,265	7,340,288
Total debt	2,385,896	2,698,989	2,699,902	3,293,381	3,445,110
Redeemable non-controlling interests	238,221	422,159	640,818	780,488	974,541
Total stockholders’ equity	859,253	815,725	823,368	803,042	770,972

____________________________________________________________________

(1)
For the years ended December 31, 2016, 2017, 2018, and 2019, net operating revenues reflect the adoption of ASC Topic 606, Revenue from Contracts with Customers. Net operating revenues were not retrospectively conformed for the year ended December 31, 2015.

(2)	Operating expenses include cost of services, general and administrative expenses, bad debt expense, and stock compensation expense.

(3)
During the year ended December 31, 2016, the Company recognized a loss on early retirement debt of $0.8 million relating to the repayment of series D tranche B term loans under Select’s 2011 senior secured credit facility. Additionally, on September 26, 2016, Concentra Inc. prepaid the term loans outstanding under its second lien credit agreement. The premium plus the expensing of unamortized debt issuance costs and original issuance discount resulted in losses on early retirement of debt of $10.9 million.

During the year ended December 31, 2017, the Company refinanced Select’s 2011 senior secured credit facility. The expensing of unamortized debt issuance costs and original issue discount, as well as certain fees incurred in connection with the refinancing, resulted in a loss on early retirement of debt of $19.7 million.
During the year ended December 31, 2018, the Company refinanced the Select credit facilities and the Concentra-JPM first lien credit agreement. The expensing of unamortized debt issuance costs and original issue discount, as well as certain fees incurred in connection with these refinancing events, resulted in losses on early retirement of debt of $14.2 million.
During the year ended December 31, 2019, the Company refinanced the Select credit facilities and the Concentra-JPM first lien credit agreement. The Company also prepaid the term loans outstanding under both the Concentra-JPM first and second lien credit agreements and redeemed its 6.375% senior notes. The expensing of unamortized debt issuance costs and original issue discounts and premiums, as well as certain fees incurred in connection with these refinancing events, resulted in losses on early retirement of debt of $38.1 million.

(4)	Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.

(5)
As of December 31, 2016, 2017, 2018, and 2019, the balance sheet data reflects the adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires all deferred tax liabilities and assets be classified as non-current. The balance sheet data was not retrospectively conformed as of December 31, 2015.

(6)
As of December 31, 2019, the balance sheet data reflects the adoption of ASC Topic 842, Leases, which required the recognition of operating lease right-of-use assets and operating lease liabilities on the balance sheet. Refer to Note 1 – Organization and Significant Accounting Policies of the notes to our consolidated financial statements included elsewhere herein. Prior periods were not adjusted and continue to be reported in accordance with ASC Topic 840, Leases.

Non-GAAP Measure Reconciliation
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on Adjusted EBITDA as a non-GAAP measure.

	For the Year Ended December 31,
	2015	2016	2017	2018	2019
	(In thousands)
Net income	$135,996	$125,270	$220,645	$176,942	$201,031
Income tax expense (benefit)	72,436	55,464	(18,184)	58,610	63,718
Interest expense	112,816	170,081	154,703	198,493	200,570
Loss (gain) on sale of businesses	(29,647)	(42,651)	49	(9,016)	(6,532)
Equity in earnings of unconsolidated subsidiaries	(16,811)	(19,943)	(21,054)	(21,905)	(24,989)
Loss on early retirement of debt	—	11,626	19,719	14,155	38,083
Income from operations	274,790	299,847	355,878	417,279	471,881
Stock compensation expense:
Included in general and administrative	11,633	14,607	15,706	17,604	20,334
Included in cost of services	3,046	2,806	3,578	5,722	6,117
Depreciation and amortization	104,981	145,311	160,011	201,655	212,576
Concentra acquisition costs	4,715	—	—	—	—
Physiotherapy acquisition costs	—	3,236	—	—	—
U.S. HealthWorks acquisition costs	—	—	2,819	2,895	—
Adjusted EBITDA	$399,165	$465,807	$537,992	$645,155	$710,908

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
        You should read this discussion together with the “Selected Financial Data” and consolidated financial statements and accompanying notes included elsewhere herein.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2019, we had operations in 47 states and the District of Columbia. We operated 101 critical illness recovery hospitals in 28 states, 29 rehabilitation hospitals in 12 states, and 1,740 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 521 occupational health centers in 41 states as of December 31, 2019. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had net operating revenues of $5,453.9 million for the year ended December 31, 2019. Of this total, we earned approximately 34% of our net operating revenues from our critical illness recovery hospital segment, approximately 12% from our rehabilitation hospital segment, approximately 19% from our outpatient rehabilitation segment, and approximately 30% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs.
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

Summary Financial Results
Year Ended December 31, 2019
For the year ended December 31, 2019, our net operating revenues increased 7.3% to $5,453.9 million, compared to $5,081.3 million for the year ended December 31, 2018. Income from operations increased 13.1% to $471.9 million for the year ended December 31, 2019, compared to $417.3 million for the year ended December 31, 2018.
Net income increased 13.6% to $201.0 million for the year ended December 31, 2019, compared to $176.9 million for the year ended December 31, 2018. For the year ended December 31, 2019, net income included pre-tax losses on early retirement of debt of $38.1 million and a pre-tax gain on sale of businesses of $6.5 million. For the year ended December 31, 2018, net income included pre-tax losses on early retirement of debt of $14.2 million, pre-tax gains on sales of businesses of $9.0 million, and pre-tax U.S. HealthWorks acquisition costs of $2.9 million.
Our Adjusted EBITDA increased 10.2% to $710.9 million for the year ended December 31, 2019, compared to $645.2 million for the year ended December 31, 2018. Our Adjusted EBITDA margin increased to 13.0% for the year ended December 31, 2019, compared to 12.7% for the year ended December 31, 2018.
The following tables reconcile our segment performance measures to our consolidated operating results:

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922
Operating expenses	1,581,650	535,114	894,180	1,355,404	403,117	4,769,465
Depreciation and amortization	50,763	27,322	28,301	96,807	9,383	212,576
Income from operations	204,105	108,535	123,530	176,606	(140,895)	471,881
Depreciation and amortization	50,763	27,322	28,301	96,807	9,383	212,576
Stock compensation expense	—	—	—	3,069	23,382	26,451
Adjusted EBITDA	$254,868	$135,857	$151,831	$276,482	$(108,130)	$710,908
Adjusted EBITDA margin	13.9%	20.2%	14.5%	17.0%	N/M	13.0%

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$1,753,584	$583,745	$995,794	$1,557,673	$190,462	$5,081,258
Operating expenses(1)	1,510,569	474,818	853,789	1,311,474	311,674	4,462,324
Depreciation and amortization	45,797	24,101	27,195	95,521	9,041	201,655
Income from operations	197,218	84,826	114,810	150,678	(130,253)	417,279
Depreciation and amortization	45,797	24,101	27,195	95,521	9,041	201,655
Stock compensation expense	—	—	—	2,883	20,443	23,326
U.S. HealthWorks acquisition costs	—	—	—	2,895	—	2,895
Adjusted EBITDA	$243,015	$108,927	$142,005	$251,977	$(100,769)	$645,155
Adjusted EBITDA margin	13.9%	18.7%	14.3%	16.2%	N/M	12.7%
_______________________________________________________________________________
N/M —     Not meaningful.

(1)
For the year ended December 31, 2018, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

The following table provides the changes in segment performance measures for the year ended December 31, 2019, compared to the year ended December 31, 2018:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	4.7%	14.9%	5.0%	4.6%	42.6%	7.3%
Change in income from operations	3.5%	28.0%	7.6%	17.2%	(8.2)%	13.1%
Change in Adjusted EBITDA	4.9%	24.7%	6.9%	9.7%	(7.3)%	10.2%

Year Ended December 31, 2018
For the year ended December 31, 2018, our net operating revenues increased 16.4% to $5,081.3 million, compared to $4,365.2 million for the year ended December 31, 2017. Income from operations increased 17.3% to $417.3 million for the year ended December 31, 2018, compared to $355.9 million for the year ended December 31, 2017.
Net income was $176.9 million for the year ended December 31, 2018, compared to $220.6 million for the year ended December 31, 2017. For the year ended December 31, 2018, net income included pre-tax losses on early retirement of debt of $14.2 million, pre-tax gains on sales of businesses of $9.0 million, and pre-tax U.S. HealthWorks acquisition costs of $2.9 million. For the year ended December 31, 2017, net income included a pre-tax loss on early retirement of debt of $19.7 million, pre-tax U.S. HealthWorks acquisition costs of $2.8 million, and an income tax benefit of $71.5 million resulting primarily from the effects of the federal tax reform legislation enacted on December 22, 2017. The decrease in net income was principally due to the income tax benefit recognized during the year ended December 31, 2017, as discussed above.
Our Adjusted EBITDA increased 19.9% to $645.2 million for the year ended December 31, 2018, compared to $538.0 million for the year ended December 31, 2017. Our Adjusted EBITDA margin increased to 12.7% for the year ended December 31, 2018, compared to 12.3% for the year ended December 31, 2017.
The following tables reconcile our segment performance measures to our consolidated operating results:

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$1,753,584	$583,745	$995,794	$1,557,673	$190,462	$5,081,258
Operating expenses(1)	1,510,569	474,818	853,789	1,311,474	311,674	4,462,324
Depreciation and amortization	45,797	24,101	27,195	95,521	9,041	201,655
Income from operations	197,218	84,826	114,810	150,678	(130,253)	417,279
Depreciation and amortization	45,797	24,101	27,195	95,521	9,041	201,655
Stock compensation expense	—	—	—	2,883	20,443	23,326
U.S. HealthWorks acquisition costs	—	—	—	2,895	—	2,895
Adjusted EBITDA	$243,015	$108,927	$142,005	$251,977	$(100,769)	$645,155
Adjusted EBITDA margin(1)	13.9%	18.7%	14.3%	16.2%	N/M	12.7%

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$1,725,022	$509,108	$960,902	$1,013,224	$156,989	$4,365,245
Operating expenses(1)	1,472,343	419,067	828,369	859,475	270,102	3,849,356
Depreciation and amortization	45,743	20,176	24,607	61,945	7,540	160,011
Income from operations	206,936	69,865	107,926	91,804	(120,653)	355,878
Depreciation and amortization	45,743	20,176	24,607	61,945	7,540	160,011
Stock compensation expense	—	—	—	993	18,291	19,284
U.S. HealthWorks acquisition costs	—	—	—	2,819	—	2,819
Adjusted EBITDA	$252,679	$90,041	$132,533	$157,561	$(94,822)	$537,992
Adjusted EBITDA margin(1)	14.6%	17.7%	13.8%	15.6%	N/M	12.3%
_______________________________________________________________________________
N/M —     Not meaningful.

(1)
For the years ended December 31, 2018 and 2017, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

The following table provides the changes in segment performance measures for the year ended December 31, 2018, compared to the year ended December 31, 2017:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	1.7%	14.7%	3.6%	53.7%	21.3%	16.4%
Change in income from operations	(4.7)%	21.4%	6.4%	64.1%	(8.0)%	17.3%
Change in Adjusted EBITDA	(3.8)%	21.0%	7.1%	59.9%	(6.3)%	19.9%

Significant Events
Financing Transactions
On August 1, 2019, Select entered into Amendment No. 3 to the Select credit agreement. Among other things, Amendment No. 3 (i) provided for an additional $500.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025, (ii) extended the maturity date of the Select revolving facility from March 6, 2022 to March 6, 2024, and (iii) increased the total net leverage ratio permitted under the Select credit agreement. Additionally, on August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due August 15, 2026. Select used a portion of the net proceeds of such 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities, in part to (i) redeem in full the $710.0 million aggregate principal amount of the 6.375% senior notes at the redemption price of 100.000% of the principal amount plus accrued and unpaid interest on August 30, 2019, (ii) repay in full the outstanding borrowings under the Select revolving facility, and (iii) pay related fees and expenses associated with the financing.
On September 20, 2019, Concentra Inc. entered into Amendment No. 6 to the Concentra-JPM first lien credit agreement. Among other things, Amendment No. 6 (i) provided for an additional $100.0 million in term loans that, along with the existing first lien term loans, had a maturity date of June 1, 2022 and (ii) extended the maturity date of the Concentra-JPM revolving facility from June 1, 2021 to March 1, 2022. Concentra Inc. used the incremental borrowings under the Concentra-JPM first lien credit agreement to prepay in full all of its term loans outstanding under Concentra Inc.’s then-outstanding second lien credit agreement on September 20, 2019.
On December 10, 2019, Select entered into Amendment No. 4 to the Select credit agreement. Among other things, Amendment No. 4 provided for an additional $615.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025. Additionally, on December 10, 2019, Select issued and sold $675.0 million aggregate principal amount of 6.250% senior notes, due August 15, 2026, as additional notes under the indenture pursuant to which it previously issued $550.0 million aggregate principal amount of senior notes. Select used a portion of the net proceeds of such 6.250% additional senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities, to make a first lien term loan in an aggregate principal amount of approximately $1,240.3 million to Concentra Inc. pursuant to the Concentra intercompany loan agreement. Concentra Inc. used the net proceeds from the Concentra intercompany loan agreement to repay in full the $1,240.3 million Concentra-JPM first lien term loan outstanding under the Concentra-JPM first lien credit agreement. Concentra Inc. continues to have availability of up to $100.0 million under its existing revolving credit facility, maturing March 1, 2022, pursuant to the Concentra-JPM first lien credit agreement.
Purchase of Concentra Interest
On January 1, 2020, Select, WCAS, and DHHC entered into an agreement pursuant to which Select acquired approximately 17.2% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from WCAS, DHHC, and other equity holders of Concentra Group Holdings Parent for approximately $338.4 million.
On February 1, 2020, Select, WCAS and DHHC entered into an agreement pursuant to which Select acquired an additional 1.4% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from WCAS, DHHC, and other equity holders of Concentra Group Holdings Parent for approximately $27.8 million.
These purchases were in lieu of, and are considered to be, the exercise of the first Put Right provided to certain equity holders under the terms of the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, dated as of February 1, 2018. The put rights of equity holders in Concentra Group Holdings Parent are described further within “Commitments and Contingencies.”

Regulatory Changes
The Medicare program reimburses us for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 30%, 27%, and 26% of the Company’s net operating revenues for the years ended December 31, 2017, 2018, and 2019, respectively.
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
Medicare Reimbursement of LTCH Services
The following is a summary of significant changes to the Medicare prospective payment system for our critical illness recovery hospitals, which are certified by Medicare as LTCHs, which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations. Medicare payments to our critical illness recovery hospitals are made in accordance with LTCH-PPS.
Fiscal Year 2018. On August 14, 2017, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2018 (affecting discharges and cost reporting periods beginning on or after October 1, 2017 through September 30, 2018). Certain errors in the final rule published on August 14, 2017 were corrected in a document published October 4, 2017. The standard federal rate was set at $41,415, a decrease from the standard federal rate applicable during fiscal year 2017 of $42,476. The update to the standard federal rate for fiscal year 2018 included a market basket increase of 2.7%, less a productivity adjustment of 0.6%, and less a reduction of 0.75% mandated by the ACA. The update to the standard federal rate for fiscal year 2018 was further impacted by the Medicare Access and CHIP Reauthorization Act of 2015, which limits the update for fiscal year 2018 to 1.0%. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,381, an increase from the fixed-loss amount in the 2017 fiscal year of $21,943. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,537, an increase from the fixed-loss amount in the 2017 fiscal year of $23,573.
Fiscal Year 2019. On August 17, 2018, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). Certain errors in the final rule were corrected in a document published October 3, 2018. The standard federal rate was set at $41,559, an increase from the standard federal rate applicable during fiscal year 2018 of $41,415. The update to the standard federal rate for fiscal year 2019 included a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the ACA. The standard federal rate also included an area wage budget-neutrality factor of 0.999215 and a temporary, one-time budget-neutrality adjustment of 0.990878 in connection with the elimination of the 25 Percent Rule. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,121, a decrease from the fixed-loss amount in the 2018 fiscal year of $27,381. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $25,743, a decrease from the fixed-loss amount in the 2018 fiscal year of $26,537.
Fiscal Year 2020. On August 16, 2019, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). Certain errors in the final rule were corrected in a document published October 8, 2019. The standard federal rate was set at $42,678, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate also included an area wage budget neutrality factor of 1.0020203 and a temporary, one-time budget neutrality adjustment of 0.999858 in connection with the elimination of the 25 Percent Rule. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $26,778, a decrease from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,552, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743.

Medicare Reimbursement of IRF Services
The following is a summary of significant changes to the Medicare prospective payment system for our rehabilitation hospitals, which are certified by Medicare as IRFs, which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations. Medicare payments to our rehabilitation hospitals are made in accordance with IRF-PPS.
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
Medicare Reimbursement of Outpatient Rehabilitation Clinic Services
Outpatient rehabilitation providers enroll in Medicare as a rehabilitation agency, a clinic, or a public health agency. The Medicare program reimburses outpatient rehabilitation providers based on the Medicare physician fee schedule. For services provided in 2017 through 2019, a 0.5% update was applied each year to the fee schedule payment rates, subject to an adjustment beginning in 2019 under the MIPS. In 2019, CMS added physical and occupational therapists to the list of MIPS eligible clinicians. For these therapists in private practice, payments under the fee schedule are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 is the first year that payments are adjusted, based upon the therapist’s performance under MIPS in 2019. Providers in facility-based outpatient therapy settings are excluded from MIPS eligibility and therefore not subject to this payment adjustment. For services provided in 2020 through 2025, a 0.0% percent update will be applied each year to the fee schedule payment rates, subject to adjustments under MIPS and the APMs. In 2026 and subsequent years, eligible professionals participating in APMs who meet certain criteria would receive annual updates of 0.75%, while all other professionals would receive annual updates of 0.25%.
Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors.
In the final 2020 Medicare physician fee schedule, CMS revised coding, documentation guidelines, and valuation for E/M office visit codes. Because the Medicare physician fee schedule is budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million will require a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS proposed cuts to other codes to make up the difference, beginning in 2021. Under the proposal, physical and occupational therapy services could see code reductions that may result in an estimated 8% decrease in payment. However, many providers have opposed the proposed cuts, and CMS has not yet determined the actual cuts to each code.

Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by PTAs or OTAs. These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. CMS intends to use these modifiers to implement a payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning on January 1, 2022. In the final 2020 Medicare physician fee schedule rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier isn’t required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply.

Critical Accounting Matters
Revenue Adjustments
Net operating revenues include amounts payable by Medicare under prospective payment systems and other payment methods. The expected payment is derived based on the level of clinical services provided. Additionally, we are paid for healthcare services provided from various other payor sources which include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients. We are paid by these payors using a variety of payment methodologies.
We recognize a contractual allowance for fixed discounts based on the difference between our standard billing rates and the fees legislated, negotiated or otherwise arranged between us and our patients. Additionally, we are subject to potential adjustments to net operating revenues in future periods for administrative matters and other price concessions. These adjustments, which are estimated based on an analysis of historical experience by payor source, are accounted for as a constraint to the amount of revenue recognized in the period services are rendered.
In the critical illness recovery hospital and rehabilitation hospital segments, we estimate our contractual allowances based on known contractual provisions associated with the specific payor or, where we have a relatively homogeneous patient population, we will monitor individual payor historical reimbursement rates to derive a per diem rate. The estimated per diem rate is used to determine the contractual allowance recognized in the period services are rendered. In the outpatient rehabilitation and Concentra segments, we estimate our contractual allowances based on known contractual provisions, negotiated amounts, or usual and customary amounts associated with the specific payor or based on the service provided. We estimate our contractual allowances using internally developed systems in which we monitor historical reimbursement rates and compare them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is used to estimate the contractual allowance recognized in the period services are rendered. In each of our segments, estimates for other potential adjustments to net operating revenues are recognized as an additional contractual allowance during the period services are rendered.
Accounts Receivable
Substantially all of our accounts receivable is related to providing healthcare services to patients. These healthcare services are primarily paid for by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers’ compensation and employer programs. We report accounts receivable at an amount equal to the consideration we expect to receive in exchange for providing healthcare services to our patients, which is estimated using contractual provisions associated with specific payors, historical reimbursement rates, and an analysis of past reimbursement experience to estimate contractual allowances. Amounts that have been deemed to be uncollectible because of circumstances that affect the ability of payors to make payments are written-off as bad debt expense as they occur.
Our accounts receivable by insured status is as follows:

	December 31, 2018		December 31, 2019
Commercial insurance and other	$551,950	78.1%	$597,663	78.4%
Medicare and Medicaid	154,726	21.9%	165,014	21.6%
Total accounts receivable	$706,676	100.0%	$762,677	100.0%
Insurance Risk Programs
Under a number of our insurance programs, which include our employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, we are liable for a portion of our losses before we can attempt to recover from the applicable insurance carrier. We accrue for losses under an occurrence-based approach, whereby we estimate the losses that will be incurred in a respective accounting period and accrue that estimated liability using actuarial methods. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $175.2 million and $157.1 million for our estimated losses under these insurance programs at December 31, 2018 and 2019, respectively. We also recorded insurance proceeds receivable of $32.4 million and $15.5 million at December 31, 2018 and 2019, respectively, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.

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
We consider both the income and market approach in determining the fair values of our reporting units when performing a quantitative analysis. Included in the income approach, specific for each reporting unit, are assumptions regarding revenue growth rate, future Adjusted EBITDA margin estimates, future general and administrative expense rates, the industry’s weighted average cost of capital and industry specific, market comparable implied Adjusted EBITDA multiples. We also include estimated residual values at the end of the forecast period and future capital expenditure requirements. Each of these assumptions requires us to use our knowledge of the industry, its recent transactions, and reasonable performance expectations for its operations. If any one of the above assumptions changes or fails to materialize, the resulting decline in our estimated fair values could result in an impairment charge to the goodwill associated with any one of the reporting units.
At December 31, 2019, our other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair value of our trademarks, we use a relief from royalty income approach. For our certificates of need and accreditations, we perform qualitative assessments. As part of these assessments, we evaluate the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying value, we perform quantitative impairment tests.
Our most recent impairment assessments were completed during the fourth quarter of 2019. We performed a qualitative goodwill impairment assessment for each of our reporting units as of October 1, 2019. We did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets as of October 1, 2019. During the fourth quarters of 2017 and 2018, our impairment assessments did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets.
We have recorded total goodwill and other identifiable intangible assets of $3.8 billion at December 31, 2019, of which $1.1 billion related to our critical illness recovery hospital reporting unit, $455.4 million related to our rehabilitation hospital reporting unit, $706.5 million related to our outpatient rehabilitation reporting unit, and $1.5 billion relates to the Concentra reporting unit.
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
At December 31, 2019, we had deferred tax liabilities in excess of deferred tax assets of approximately $128.5 million principally due to depreciation deductions that have been accelerated for tax purposes and amortization of intangibles and goodwill. This amount includes approximately $18.5 million of valuation reserves related primarily to state net operating losses.

Operating Statistics
The following table sets forth operating statistics for each of our segments for each of the periods presented. The operating statistics reflect data for the period of time we managed these operations. Our operating statistics include metrics we believe provide relevant insight about the number of facilities we operate, volume of services we provide to our customers, and average payment rates for services we provide. These metrics are utilized by management to monitor trends and performance in our businesses and therefore may be important to investors because management may assess Select’s performance based in part on such metrics. Other healthcare providers may present similar statistics, and these statistics are susceptible to varying definitions. Our statistics as presented may not be comparable to other similarly titled statistics of other companies.

	For the Year Ended December 31,
	2017	2018	2019
Critical illness recovery hospital data:
Number of hospitals owned—start of period	102	99	96
Number of hospitals acquired	1	—	4
Number of hospital start-ups	1	1	—
Number of hospitals closed/sold	(5)	(4)	—
Number of hospitals owned—end of period	99	96	100
Number of hospitals managed—end of period	1	—	1
Total number of hospitals (all)—end of period	100	96	101
Available licensed beds(1)	4,159	4,071	4,265
Admissions(1)(2)	35,793	36,474	36,774
Patient days(1)(3)	1,003,161	1,012,368	1,038,361
Average length of stay (days)(1)(4)	28	28	28
Net revenue per patient day(1)(5)	$1,704	$1,716	$1,753
Occupancy rate(1)(6)	66%	67%	68%
Percent patient days—Medicare(1)(7)	54%	53%	51%
Rehabilitation hospital data:
Number of hospitals owned—start of period	13	16	17
Number of hospitals acquired	—	—	—
Number of hospital start-ups	3	1	2
Number of hospitals closed/sold	—	—	—
Number of hospitals owned—end of period	16	17	19
Number of hospitals managed—end of period	8	9	10
Total number of hospitals (all)—end of period	24	26	29
Available licensed beds(1)	1,133	1,189	1,309
Admissions(1)(2)	18,841	21,813	24,889
Patient days(1)(3)	269,905	315,468	353,031
Average length of stay (days)(1)(4)	14	14	14
Net revenue per patient day(1)(5)	$1,577	$1,606	$1,685
Occupancy rate(1)(6)	72%	74%	76%
Percent patient days—Medicare(1)(7)	54%	54%	52%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,445	1,447	1,423
Number of clinics acquired	13	20	31
Number of clinic start-ups	28	34	57
Number of clinics closed/sold	(39)	(78)	(50)
Number of clinics owned—end of period	1,447	1,423	1,461
Number of clinics managed—end of period	169	239	279
Total number of clinics (all)—end of period	1,616	1,662	1,740
Number of visits(1)(8)	8,232,536	8,356,018	8,719,282
Net revenue per visit(1)(9)	$101	$103	$103

	For the Year Ended December 31,
	2017	2018	2019
Concentra data:
Number of centers owned—start of period	300	312	524
Number of centers acquired	11	221	6
Number of center start-ups	4	—	—
Number of centers closed/sold	(3)	(9)	(9)
Number of centers owned—end of period	312	524	521
Number of onsite clinics operated—end of period	105	124	131
Number of CBOCs owned—end of period	32	31	32
Number of visits(1)(8)	7,709,508	11,426,940	12,068,865
Net revenue per visit(1)(9)	$115	$124	$122
_______________________________________________________________________________

(1)	Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics are excluded.

(2)	Represents the number of patients admitted to our hospitals during the periods presented.

(3)	Each patient day represents one patient occupying one bed for one day during the periods presented.

(4)
Represents the average number of days in which patients were admitted to our hospitals. Average length of stay is calculated by dividing the number of patient days, as presented above, by the number of patients discharged from our hospitals during the periods presented.

(5)
Represents the average amount of revenue recognized for each patient day. Net revenue per patient day is calculated by dividing patient service revenues, excluding revenues from certain other ancillary and outpatient services provided at our hospitals, by the total number of patient days.

(6)
Represents the portion of our hospitals being utilized for patient care during the periods presented. Occupancy rate is calculated using the number of patient days, as presented above, divided by the total number of bed days available during the period. Bed days available is derived by adding the daily number of available licensed beds for each of the periods presented.

(7)
Represents the portion of our patient days which are paid by Medicare. The Medicare patient day percentage is calculated by dividing the total number of patient days which are paid by Medicare by the total number of patient days, as presented above.

(8)	Represents the number of visits in which patients were treated at our outpatient rehabilitation clinics and Concentra centers during the periods presented.

(9)
Represents the average amount of revenue recognized for each patient visit. Net revenue per visit is calculated by dividing patient service revenue, excluding revenues from certain other ancillary services, by the total number of visits. For purposes of this computation for our Concentra segment, patient service revenue does not include onsite clinics and community-based outpatient clinics.

Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	For the Year Ended December 31,
	2017	2018	2019
Net operating revenues	100.0%	100.0%	100.0%
Cost of services, exclusive of depreciation and amortization(1)	85.6	85.4	85.1
General and administrative	2.6	2.4	2.4
Depreciation and amortization	3.6	4.0	3.8
Income from operations	8.2	8.2	8.7
Loss on early retirement of debt	(0.5)	(0.3)	(0.7)
Equity in earnings of unconsolidated subsidiaries	0.5	0.4	0.5
Gain (loss) on sale of businesses	(0.0)	0.2	0.1
Interest expense	(3.6)	(3.9)	(3.7)
Income before income taxes	4.6	4.6	4.9
Income tax expense (benefit)	(0.5)	1.1	1.2
Net income	5.1	3.5	3.7
Net income attributable to non-controlling interests	1.0	0.8	1.0
Net income attributable to Select Medical Holdings Corporation	4.1%	2.7%	2.7%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Year Ended December 31,
	2017(1)	2018(1)	2019	% Change 2017 - 2018	% Change 2018 - 2019
Net operating revenues:
Critical illness recovery hospital	$1,725,022	$1,753,584	$1,836,518	1.7%	4.7%
Rehabilitation hospital	509,108	583,745	670,971	14.7	14.9
Outpatient rehabilitation	960,902	995,794	1,046,011	3.6	5.0
Concentra(2)	1,013,224	1,557,673	1,628,817	53.7	4.6
Other(3)	156,989	190,462	271,605	21.3	42.6
Total Company	$4,365,245	$5,081,258	$5,453,922	16.4%	7.3%
Income (loss) from operations:
Critical illness recovery hospital	$206,936	$197,218	$204,105	(4.7)%	3.5%
Rehabilitation hospital	69,865	84,826	108,535	21.4	28.0
Outpatient rehabilitation	107,926	114,810	123,530	6.4	7.6
Concentra(2)	91,804	150,678	176,606	64.1	17.2
Other(3)	(120,653)	(130,253)	(140,895)	(8.0)	(8.2)
Total Company	$355,878	$417,279	$471,881	17.3%	13.1%
Adjusted EBITDA:
Critical illness recovery hospital	$252,679	$243,015	$254,868	(3.8)%	4.9%
Rehabilitation hospital	90,041	108,927	135,857	21.0	24.7
Outpatient rehabilitation	132,533	142,005	151,831	7.1	6.9
Concentra(2)	157,561	251,977	276,482	59.9	9.7
Other(3)	(94,822)	(100,769)	(108,130)	(6.3)	(7.3)
Total Company	$537,992	$645,155	$710,908	19.9%	10.2%
Adjusted EBITDA margins:
Critical illness recovery hospital	14.6%	13.9%	13.9%
Rehabilitation hospital	17.7	18.7	20.2
Outpatient rehabilitation	13.8	14.3	14.5
Concentra(2)	15.6	16.2	17.0
Other(3)	N/M	N/M	N/M
Total Company	12.3%	12.7%	13.0%
Total assets:
Critical illness recovery hospital	$1,848,783	$1,771,605	$2,099,833
Rehabilitation hospital	868,517	894,192	1,127,028
Outpatient rehabilitation	954,661	1,002,819	1,289,190
Concentra(2)	1,340,919	2,178,868	2,372,187
Other(3)	114,286	116,781	452,050
Total Company	$5,127,166	$5,964,265	$7,340,288
Purchases of property and equipment:
Critical illness recovery hospital	$49,720	$40,855	$45,573
Rehabilitation hospital	96,477	42,389	27,216
Outpatient rehabilitation	27,721	30,553	33,628
Concentra(2)	28,912	42,205	44,101
Other(3)	30,413	11,279	6,608
Total Company	$233,243	$167,281	$157,126

_______________________________________________________________________________

(1)
For the years ended December 31, 2017 and 2018, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

(2)	The Concentra segment includes the operating results of U.S. HealthWorks beginning February 1, 2018.

(3)
Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.

N/M —     Not meaningful.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Net Operating Revenues
Our net operating revenues increased 7.3% to $5,453.9 million for the year ended December 31, 2019, compared to $5,081.3 million for the year ended December 31, 2018.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 4.7% to $1,836.5 million for the year ended December 31, 2019, compared to $1,753.6 million for the year ended December 31, 2018. The increase in net operating revenues was due to increases in both patient volume and net revenue per patient day. Our patient days increased 2.6% to 1,038,361 days for the year ended December 31, 2019, compared to 1,012,368 days for the year ended December 31, 2018. The acquisition of four hospitals during 2019 contributed to the increase in patient days. We also experienced an increase in patient days in our existing hospitals, which was offset by a decrease in patient days from hospital closures which occurred during 2018, including the temporary closure of our hospital located in Panama City, Florida as a result of damage sustained from Hurricane Michael in October 2018. Net revenue per patient day increased 2.2% to $1,753 for the year ended December 31, 2019, compared to $1,716 for the year ended December 31, 2018. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Rehabilitation Hospital Segment.    Net operating revenues increased 14.9% to $671.0 million for the year ended December 31, 2019, compared to $583.7 million for the year ended December 31, 2018. The increase in net operating revenues resulted from increases in both patient volume and net revenue per patient day during the year ended December 31, 2019. Our patient days increased 11.9% to 353,031 days for the year ended December 31, 2019, compared to 315,468 days for the year ended December 31, 2018. The increase in patient days was principally driven by our rehabilitation hospitals which recently commenced operations. We also experienced a 3.7% increase in patient days in our existing hospitals. Our net revenue per patient day increased 4.9% to $1,685 for the year ended December 31, 2019, compared to $1,606 for the year ended December 31, 2018. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues increased 5.0% to $1,046.0 million for the year ended December 31, 2019, compared to $995.8 million for the year ended December 31, 2018. The increase in net operating revenues was attributable to an increase in visits, which increased 4.3% to 8,719,282 for the year ended December 31, 2019, compared to 8,356,018 visits for the year ended December 31, 2018. The increase in visits was due to new outpatient rehabilitation clinics and a 5.1% increase in visits within our existing clinics. This growth was offset in part by the sale of outpatient rehabilitation clinics to non-consolidating subsidiaries. These clinics contributed 218,381 visits during the year ended December 31, 2018. During the year ended December 31, 2019, we also experienced an increase in management fee revenues related to services provided to our non-consolidating subsidiaries. These services have expanded as a result of our sales of clinics to these non-consolidating subsidiaries. Our net revenue per visit was $103 for both the years ended December 31, 2019 and 2018.
Concentra Segment.    Net operating revenues increased 4.6% to $1,628.8 million for the year ended December 31, 2019, compared to $1,557.7 million for the year ended December 31, 2018. Visits in our centers increased 5.6% to 12,068,865 for the year ended December 31, 2019, compared to 11,426,940 visits for the year ended December 31, 2018. The increases in net operating revenues and visits were principally due to U.S. HealthWorks, which we acquired on February 1, 2018, and other new centers. Net revenue per visit was $122 for the year ended December 31, 2019, compared to $124 for the year ended December 31, 2018. The decrease in net revenue per visit was principally due to a relative increase in employer services visits, which yield lower per visit rates.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,769.5 million, or 87.5% of net operating revenues, for the year ended December 31, 2019, compared to $4,462.3 million, or 87.8% of net operating revenues, for the year ended December 31, 2018. Our cost of services, a major component of which is labor expense, was $4,641.0 million, or 85.1% of net operating revenues, for the year ended December 31, 2019, compared to $4,341.1 million, or 85.4% of net operating revenues, for the year ended December 31, 2018. The decrease in our operating expenses relative to our net operating revenues was principally due to the operating performance of our Concentra and rehabilitation hospital segments. General and administrative expenses were $128.5 million, or 2.4% of net operating revenues, for the year ended December 31, 2019, compared to $121.3 million, or 2.4% of net operating revenues, for the year ended December 31, 2018. General and administrative expenses included $2.9 million of U.S. HealthWorks acquisition costs for the year ended December 31, 2018.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 4.9% to $254.9 million for the year ended December 31, 2019, compared to $243.0 million for the year ended December 31, 2018. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 13.9% for both the years ended December 31, 2019 and 2018. The increase in Adjusted EBITDA for our critical illness recovery hospital segment was primarily driven by increases in patient volumes and net revenue per patient day, as discussed above under “Net Operating Revenues.” Our Adjusted EBITDA margins were impacted by our newly acquired hospitals, which operated at lower margins than our other critical illness recovery hospitals.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 24.7% to $135.9 million for the year ended December 31, 2019, compared to $108.9 million for the year ended December 31, 2018. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.2% for the year ended December 31, 2019, compared to 18.7% for the year ended December 31, 2018. The increases in Adjusted EBITDA and Adjusted EBITDA margin are primarily attributable to increases in patient volume and net revenue per patient day at many of our existing hospitals. Adjusted EBITDA losses in our start-up hospitals were $8.8 million for the year ended December 31, 2019, compared to $4.7 million for the year ended December 31, 2018.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 6.9% to $151.8 million for the year ended December 31, 2019, compared to $142.0 million for the year ended December 31, 2018. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 14.5% for the year ended December 31, 2019, compared to 14.3% for the year ended December 31, 2018. For the year ended December 31, 2019, the increase in Adjusted EBITDA resulted principally from increases in patient visits in our existing clinics, as discussed above under “Net Operating Revenues.” We also experienced increases in Adjusted EBITDA from our start-up and newly developed outpatient rehabilitation clinics.
Concentra Segment.    Adjusted EBITDA increased 9.7% to $276.5 million for the year ended December 31, 2019, compared to $252.0 million for the year ended December 31, 2018, which included the operating results of U.S. HealthWorks beginning February 1, 2018. Our Adjusted EBITDA margin for the Concentra segment was 17.0% for the year ended December 31, 2019, compared to 16.2% for the year ended December 31, 2018. The increases in Adjusted EBITDA and Adjusted EBITDA margin resulted from achieving lower relative operating costs across our combined Concentra and U.S. HealthWorks businesses.
Depreciation and Amortization
Depreciation and amortization expense was $212.6 million for the year ended December 31, 2019, compared to $201.7 million for the year ended December 31, 2018. The increase principally occurred within our critical illness recovery hospital and rehabilitation hospital segments. The increase resulted in part from new hospitals operating within both of these segments. Additionally, effective July 1, 2019, the state of Florida repealed its certificate of need regulations; accordingly, the certificate of need intangible assets previously recognized by our Florida critical illness recovery hospitals were fully amortized during the year ended December 31, 2019.
Income from Operations
For the year ended December 31, 2019, we had income from operations of $471.9 million, compared to $417.3 million for the year ended December 31, 2018. The increase in income from operations resulted principally from our Concentra and rehabilitation hospital segments.
Loss on Early Retirement of Debt
During the year ended December 31, 2019, we amended both the Select credit agreement and the Concentra-JPM first lien credit agreement. We also repaid the term loans outstanding under both the Concentra-JPM first and second lien credit agreements and redeemed our 6.375% senior notes. These financing events resulted in losses on early retirement of debt of $38.1 million.
During the year ended December 31, 2018, we amended both the Select credit agreement and the Concentra-JPM first lien credit agreement which resulted in losses on early retirement of debt of $14.2 million.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the year ended December 31, 2019, we had equity in earnings of unconsolidated subsidiaries of $25.0 million, compared to $21.9 million for the year ended December 31, 2018. The increase in equity in earnings was principally attributable to the growth of certain non-consolidating subsidiaries as a result of our sales of outpatient rehabilitation clinics to these subsidiaries.

Gain on Sale of Businesses
We recognized gains of $6.5 million and $9.0 million during the years ended December 31, 2019 and 2018, respectively. The gains were principally attributable to the sales of outpatient rehabilitation clinics to non-consolidating subsidiaries.
Interest Expense
Interest expense was $200.6 million for the year ended December 31, 2019, compared to $198.5 million for the year ended December 31, 2018. The increase in interest expense was principally due to the recognition of interest expense on both the 6.250% senior notes and the 6.375% senior notes during August 2019, as the redemption of the $710.0 million 6.375% senior notes occurred on August 30, 2019, while the issuance of the $550.0 million 6.250% senior notes occurred on August 1, 2019.
Income Taxes
We recorded income tax expense of $63.7 million for the year ended December 31, 2019, which represented an effective tax rate of 24.1%. We recorded income tax expense of $58.6 million for the year ended December 31, 2018, which represented an effective tax rate of 24.9%.
The reduction in our effective tax rate resulted from an increase in our income before income taxes generated from our consolidated subsidiaries taxed as partnerships.  For these subsidiaries, we only incur income tax expense on our share of the earnings. The effect of the income allocated to non-controlling interests on the effective tax rate was 2.9% for the year ended December 31, 2019, compared to 2.1% for the year ended December 31, 2018. Refer to Note 14 of the notes to our consolidated financial statements included herein for the reconciliations of the statutory federal income tax rate to our effective income rate for the years ended December 31, 2019 and 2018.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $52.6 million for the year ended December 31, 2019, compared to $39.1 million for the year ended December 31, 2018. The increase was principally due to the improved operating performance of several of our joint venture rehabilitation hospitals and our Concentra segment.

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
Rehabilitation Hospital Segment.    Net operating revenues increased 14.7% to $583.7 million for the year ended December 31, 2018, compared to $509.1 million for the year ended December 31, 2017. The increase in net operating revenues resulted primarily from an increase in patient volumes during the year ended December 31, 2018. Our patient days increased 16.9% to 315,468 days for the year ended December 31, 2018, compared to 269,905 days for the year ended December 31, 2017. The increase in patient days was principally attributable to the maturation of our rehabilitation hospitals which commenced operations during 2016 and 2017. Our net revenue per patient day increased 1.8% to $1,606 for the year ended December 31, 2018, compared to $1,577 for the year ended December 31, 2017. The increase principally resulted from changes we experienced in our non-Medicare net revenue per patient day during the year ended December 31, 2018.
Outpatient Rehabilitation Segment.    Net operating revenues increased 3.6% to $995.8 million for the year ended December 31, 2018, compared to $960.9 million for the year ended December 31, 2017. Our net revenue per visit increased 2.0% to $103 for the year ended December 31, 2018, compared to $101 for the year ended December 31, 2017. Our net revenue per visit benefited from improved contracted rates with some of our payors. Additionally, visits increased 1.5% to 8,356,018 for the year ended December 31, 2018, compared to 8,232,536 visits for the year ended December 31, 2017. The increase in visits resulted from both start-up and newly acquired outpatient rehabilitation clinics, as well as growth within our existing clinics. During the year ended December 31, 2018, we also experienced an increase in management fee revenues related to services provided to our non-consolidating subsidiaries.
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
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 21.0% to $108.9 million for the year ended December 31, 2018, compared to $90.0 million for the year ended December 31, 2017. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 18.7% for the year ended December 31, 2018, compared to 17.7% for the year ended December 31, 2017. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were primarily driven by increases in patient volume within our rehabilitation hospitals that commenced operations during 2016 and 2017, which allowed our facilities to operate at lower relative costs compared to the prior period. The increases in Adjusted EBITDA and Adjusted EBITDA margins also resulted from an increase in net revenue per patient day, as discussed above under “Net Operating Revenues.” Adjusted EBITDA losses in our start-up hospitals were $4.7 million for the year ended December 31, 2018, compared to $7.5 million for the year ended December 31, 2017.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 7.1% to $142.0 million for the year ended December 31, 2018, compared to $132.5 million for the year ended December 31, 2017. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 14.3% for the year ended December 31, 2018, compared to 13.8% for the year ended December 31, 2017. For the year ended December 31, 2018, our Adjusted EBITDA and Adjusted EBITDA margin increased as a result of an increase in patient visits and net revenue per visit, as discussed above under “Net Operating Revenues.”
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
Loss on Early Retirement of Debt
During the year ended December 31, 2018, we amended both the Select credit agreement and the Concentra-JPM first lien credit agreement which resulted in losses on early retirement of debt of $14.2 million. During the year ended December 31, 2017, we refinanced Select’s senior secured credit facilities which resulted in a loss on early retirement of debt of $19.7 million.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries principally relates to rehabilitation businesses in which we are a minority owner. For the year ended December 31, 2018, we had equity in earnings of unconsolidated subsidiaries of $21.9 million, compared to $21.1 million for the year ended December 31, 2017.
Gain on Sale of Businesses
We recognized gains of $9.0 million during the year ended December 31, 2018. The gains were principally attributable to sales of outpatient rehabilitation clinics to non-consolidating subsidiaries.

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

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2017, 2018, and 2019
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	For the Year Ended December 31,
	2017	2018	2019
Cash flows provided by operating activities	$238,131	$494,194	$445,182
Cash flows used in investing activities	(192,965)	(697,137)	(316,729)
Cash flows provided by (used in) financing activities	(21,646)	255,572	32,251
Net increase in cash and cash equivalents	23,520	52,629	160,704
Cash and cash equivalents at beginning of period	99,029	122,549	175,178
Cash and cash equivalents at end of period	$122,549	$175,178	$335,882
Operating activities provided $445.2 million of cash flows for the year ended December 31, 2019, compared to $494.2 million of cash flows for the year ended December 31, 2018. The lower operating cash flows were principally driven by the change in our accounts receivable. Our days sales outstanding was 51 days at both December 31, 2019 and 2018, while our days sales outstanding was 58 days at December 31, 2017. During the year ended December 31, 2018, we experienced an increase in operating cash flows related to accounts receivable, primarily as a result of underpayments we received through the Medicare periodic interim payment program in our critical illness recovery hospitals during the year ended December 31, 2017. Our days sales outstanding will fluctuate based upon variability in our collection cycles.
Operating activities provided $494.2 million of cash flows for the year ended December 31, 2018, compared to $238.1 million of cash flows for the year ended December 31, 2017. During the year ended December 31, 2018, the increase in operating cash flows was principally driven by the change in our accounts receivable, as described above.
Investing activities used $316.7 million, $697.1 million and $193.0 million of cash flows for the years ended December 31, 2019, 2018 and 2017, respectively. For the year ended December 31, 2019, the principal uses of cash were $157.1 million for purchases of property and equipment and $159.8 million for investments in and acquisitions of businesses. For the year ended December 31, 2018, the principal uses of cash were $515.6 million related to the acquisition of U.S. HealthWorks and $167.3 million for purchases of property and equipment. For the year ended December 31, 2017, the principal uses of cash were $233.2 million for purchases of property and equipment and $27.4 million for the acquisition of businesses, offset in part by $80.4 million of proceeds received from the sale of assets.
Financing activities provided $32.3 million of cash flows for the year ended December 31, 2019. The principal sources of cash were from the issuance of $1,225.0 million aggregate principal amount of 6.250% senior notes, $1,115.0 million of incremental term loan borrowings under the Select credit facilities, and $100.0 million of incremental term loan borrowings under the Concentra-JPM first lien credit agreement. These borrowings provided net financing cash inflows of $2,453.1 million. A portion of the net proceeds of the 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities, were used by Select to redeem in full its $710.0 million 6.375% senior notes and to make a first lien term loan in an aggregate principal amount of approximately $1,240.3 million to Concentra Inc., pursuant to the Concentra intercompany loan agreement. Concentra Inc. then repaid its $1,240.3 million Concentra-JPM first lien term loan outstanding under the Concentra-JPM first lien credit agreement. The proceeds from the incremental term loans under the Concentra-JPM first lien credit agreement were used, in part, to repay the $240.0 million of term loans outstanding under Concentra Inc.’s then-outstanding second lien credit agreement. We also used $98.8 million and $33.9 million of cash for mandatory prepayments of term loans under the Select credit facilities and Concentra-JPM credit facilities, respectively. During the year ended December 31, 2019, we had net repayments of $20.0 million under the Select and Concentra-JPM revolving facilities.
Financing activities provided $255.6 million of cash flows for the year ended December 31, 2018. The principal source of cash was from the issuance of term loans under the Concentra-JPM credit facilities which resulted in net proceeds of $779.8 million. This was offset in part by $311.5 million of distributions to and purchases of non-controlling interests, of which $294.9 million related to the redemption and reorganization transactions executed in connection with the acquisition of U.S. HealthWorks, and $210.0 million of net repayments under the Select revolving facility.
Financing activities used $21.6 million of cash flows for the year ended December 31, 2017. The principal uses of cash were $23.1 million for a principal prepayment associated with the Concentra-JPM credit facilities, $8.6 million for term loan payments associated with the Select credit facilities, and cash used for the payment of fees and expenses related to the refinancing of the Select credit facilities, offset in part by $10.0 million of net borrowings under the Select revolving facility.

Capital Resources
Working capital.    We had net working capital of $298.7 million at December 31, 2019, compared to net working capital of $287.3 million at December 31, 2018.
A significant component of our working capital is our accounts receivable. Collection of these accounts receivable is our primary source of cash and is critical to our liquidity and capital resources. Our primary collection risks relate to non-governmental payors who insure these patients and deductibles, co-payments, and self-insured amounts owed by the patient. Deductibles, co-payments, and self-insured amounts owed by the patient are an immaterial portion of our accounts receivable balance at December 31, 2019. Our general policy is to verify insurance coverage prior to the date of admission for patients admitted to our critical illness recovery hospitals and rehabilitation hospitals. Within our outpatient rehabilitation clinics, we verify insurance coverage prior to the patient’s visit. Within our Concentra centers, we verify insurance coverage or receive authorization from the patient’s employer prior to the patient’s visit.
Select credit facilities.
In February 2019, Select made a principal prepayment of $98.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
On August 1, 2019, Select entered into Amendment No. 3 to the Select credit agreement. Among other things, Amendment No. 3 (i) provided for an additional $500.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025, (ii) extended the maturity date of the Select revolving facility from March 6, 2022 to March 6, 2024, and (iii) increased the total net leverage ratio permitted under the Select credit agreement.
On December 10, 2019, Select entered into Amendment No. 4 to the Select credit agreement. Among other things, Amendment No. 4 provided for an additional $615.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025. Select used a portion of the net proceeds from these incremental term loan borrowings, together with a portion of the net proceeds from the issuance of the $675.0 million aggregate principal amount of 6.250% senior notes on December 10, 2019, as described below, to make a first lien term loan in an aggregate principal amount of approximately $1,240.3 million to Concentra Inc. pursuant to the Concentra intercompany loan agreement.
At December 31, 2019, Select had outstanding borrowings under the Select credit facilities consisting of a $2,143.3 million Select term loan (excluding unamortized original issue discounts and debt issuance costs of $21.8 million). Select did not have any borrowings outstanding under the Select revolving facility. At December 31, 2019, Select had $411.7 million of availability under the Select revolving facility after giving effect to $38.3 million of outstanding letters of credit.
The Select credit agreement requires Select to maintain certain leverage ratios, as defined in the Select credit agreement. As of December 31, 2019, Select was required to maintain its leverage ratio at less than 7.00 to 1.00. Select’s leverage ratio was 4.31 to 1.00 at December 31, 2019. Additionally, the Select credit agreement will require a prepayment of borrowings of 25% of excess cash flow, which will result in a prepayment of approximately $40.0 million for the year ended December 31, 2019. The Company expects to have the borrowing capacity and intends to use borrowings under the Select revolving facility to make all or a portion of the required prepayment during the quarter ended March 31, 2020.
On the last day of each calendar quarter, Select is required to pay each lender a commitment fee in respect of any unused commitments under the Select revolving facility, which is currently 0.50% per annum and subject to adjustment based on Select’s leverage ratio, as specified in the Select credit agreement.
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
Select 6.250% senior notes.
On August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due August 15, 2026. Select used a portion of the net proceeds of such 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities received on August 1, 2019 (as described above), in part to (i) redeem in full the $710.0 million aggregate principal amount of the 6.375% senior notes at the redemption price of 100.000% of the principal amount plus accrued and unpaid interest on August 30, 2019, (ii) repay in full the outstanding borrowings under the Select revolving facility, and (iii) pay related fees and expenses associated with the financing.

On December 10, 2019, Select issued and sold $675.0 million aggregate principal amount of 6.250% senior notes, due August 15, 2026, as additional notes under the indenture pursuant to which it previously issued $550.0 million aggregate principal amount of senior notes. As described above, Select used a portion of the net proceeds from the issuance of these additional senior notes to make a first lien term loan in an aggregate principal amount of approximately $1,240.3 million to Concentra Inc. pursuant to the Concentra intercompany loan agreement.
Interest on the senior notes accrues at the rate of 6.250% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. The senior notes are Select’s senior unsecured obligations which are subordinated to all of Select’s existing and future secured indebtedness, including the Select credit facilities. The senior notes rank equally in right of payment with all of Select’s other existing and future senior unsecured indebtedness and senior in right of payment to all of Select’s existing and future subordinated indebtedness. The senior notes are unconditionally guaranteed on a joint and several basis by each of Select’s direct or indirect existing and future domestic restricted subsidiaries, other than certain non-guarantor subsidiaries, including Concentra and its subsidiaries.
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
Concentra credit facilities.
In February 2019, Concentra Inc. made a principal prepayment of $33.9 million associated with its term loans in accordance with the provision in the Concentra-JPM credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Concentra-JPM credit facilities.
On April 8, 2019, Concentra Inc. entered into Amendment No. 5 to the Concentra-JPM first lien credit agreement. Amendment No. 5, among other things, (i) extended the maturity date of the Concentra-JPM revolving facility from June 1, 2020 to June 1, 2021 and (ii) increased the aggregate commitments available under the Concentra-JPM revolving facility from $75.0 million to $100.0 million.
On September 20, 2019, Concentra Inc. entered into Amendment No. 6 to the Concentra-JPM first lien credit agreement. Among other things, Amendment No. 6 (i) provided for an additional $100.0 million in term loans that, along with the existing first lien term loans, had a maturity date of June 1, 2022 and (ii) extended the maturity date of the Concentra-JPM revolving facility from June 1, 2021 to March 1, 2022. Concentra Inc. used the incremental borrowings under the Concentra-JPM first lien credit agreement to prepay in full all of its term loans outstanding under Concentra Inc.’s then-outstanding second lien credit agreement on September 20, 2019.
On December 10, 2019, Concentra Inc. entered into the Concentra intercompany loan agreement with Select, as lender, which provided for a first lien term loan in an aggregate principal amount of approximately $1,240.3 million, maturing in June 2022. Concentra Inc. used the net proceeds from the Concentra intercompany loan agreement to repay in full the $1,240.3 million Concentra-JPM first lien term loan outstanding under the Concentra-JPM first lien credit agreement. Concentra Inc. continues to have availability of up to $100.0 million under its existing revolving credit facility, maturing March 1, 2022, pursuant to the Concentra-JPM first lien credit agreement.
At December 31, 2019, Concentra Inc. did not have any borrowings under the Concentra-JPM revolving facility. At December 31, 2019, Concentra Inc. had $85.7 million of availability under its revolving facility after giving effect to $14.3 million of outstanding letters of credit. Concentra Inc. is required to pay each lender a commitment fee in respect of any unused commitments under the Concentra-JPM revolving facility, which is currently 0.50% per annum and subject to adjustment based on the first lien net leverage ratio, as specified in the Concentra-JPM first lien credit agreement. Select and Holdings are not obligors with respect to Concentra Inc.’s debt under the Concentra-JPM credit facilities. At December 31, 2019, Concentra Inc. had outstanding borrowings under the Concentra intercompany loan agreement of $1,240.0 million.

The Concentra-JPM first lien credit agreement contains a number of obligations concerning Concentra Inc. In particular, such obligations require Concentra Inc. to maintain a leverage ratio, as specified in the Concentra-JPM first lien credit agreement, of 5.75 to 1.00 which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra-JPM first lien credit agreement) exceeds 30% of Revolving Commitments (as defined in the Concentra-JPM first lien credit agreement) on such day. Failure to comply with this covenant would result in an event of default under the Concentra-JPM first lien credit agreement only and, absent a waiver or an amendment from the revolving lenders, preclude Concentra Inc. from making further borrowings under the Concentra-JPM revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Concentra-JPM revolving facility. Upon such acceleration, Concentra Inc.’s failure to comply with the financial covenant would result in an event of default with respect to the Concentra intercompany loan agreement.
The Concentra-JPM first lien credit agreement also contains a number of affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra-JPM first lien credit agreement contains events of default for non-payment of principal and interest when due (subject to a grace period for interest), cross-default and cross acceleration provisions and an event of default that would be triggered by a change of control.
The Concentra intercompany loan agreement contains substantially similar obligations, and affirmative and negative covenants.
Stock Repurchase Program.    Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2020, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. During the year ended December 31, 2019, Holdings repurchased 2,165,221 shares at a cost of approximately $33.2 million, or $15.32 per share, which includes transaction costs. Since the inception of the program through December 31, 2019, Holdings has repurchased 38,089,349 shares at a cost of approximately $347.9 million, or $9.13 per share, which includes transaction costs.
Liquidity.    We believe our internally generated cash flows and borrowing capacity under the Select and Concentra-JPM credit facilities will be sufficient to finance operations over the next twelve months. We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Use of Capital Resources.    We may from time to time pursue opportunities to develop new joint venture relationships with large, regional health systems and other healthcare providers. We also intend to open new outpatient rehabilitation clinics and occupational health centers in local areas that we currently serve where we can benefit from existing referral relationships and brand awareness to produce incremental growth. In addition to our development activities, we may grow through opportunistic acquisitions.

Commitments and Contingencies
The following contractual obligation table summarizes our contractual obligations and the effect such obligations are expected to have on liquidity and cash flow in future periods.

	Total	2020	2021 - 2023	2024 - 2025	After 2025
	(in thousands)
Debt(1)	$3,447,221	$25,167	$62,784	$2,122,584	$1,236,686
Interest(2)	1,160,004	201,391	597,726	296,000	64,887
Letters of credit outstanding(1)	52,662	—	14,319	38,343	—
Purchase obligations(3)	142,330	58,955	66,990	16,385	—
Construction contracts(4)	16,196	16,196	—	—	—
Operating leases(5)	1,415,215	263,085	558,133	195,286	398,711
Total contractual cash obligations(6)	$6,233,628	$564,794	$1,299,952	$2,668,598	$1,700,284
_______________________________________________________________________________

(1)	See Note 9 – Long-Term Debt and Notes Payable of the notes to our consolidated financial statements included herein.
These figures do not reflect the indebtedness owed by Concentra Inc. to Select pursuant to the Concentra intercompany loan agreement in the amount of $1,240.0 million as of December 31, 2019, because such indebtedness is eliminated in consolidation.

(2)
The interest obligation for the Select credit facilities was calculated using the average interest rate of 5.7% for the Select term loan at December 31, 2019. The interest obligation for the 6.250% senior notes was calculated using the stated interest rate. The weighted average interest rate of our other debt obligations was 4.7% at December 31, 2019.

(3)	Amounts represent purchase commitments that are not presented as construction contract commitments. Our purchase obligations primarily relate to software licensing and support.

(4)	See Note 16 – Commitments and Contingencies of the notes to our consolidated financial statements included herein.
(5)    See Note 4 – Leases of the notes to our consolidated financial statements included herein.

(6)
Workers’ compensation and professional malpractice liability insurance liabilities of $99.7 million, which are included as components of other non-current liabilities on the consolidated balance sheet at December 31, 2019, have been excluded from the table above as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.

Concentra Put Right
Pursuant to the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, WCAS and the other members of Concentra Group Holdings Parent and DHHC have Put Rights with respect to their equity interests in Concentra Group Holdings Parent. If a Put Right is exercised by WCAS or DHHC, Select will be obligated to purchase up to 33 1/3% of the equity interests of Concentra Group Holdings Parent offered by WCAS, DHHC, or the other members, that such members owned as of February 1, 2018, at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or DHHC, which valuation will be based on certain precedent transactions using multiples of EBITDA (as defined in the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent) and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings’ common stock.
On January 1, 2020, Select, WCAS and DHHC agreed to consummate the January Interest Purchase, which was a transaction in lieu of, and deemed to constitute, the exercise of WCAS’ and DHHC’s first Put Right, pursuant to which Select acquired an aggregate amount of approximately 17.2% of the outstanding membership interests, on a fully diluted basis, of Concentra Group Holdings Parent from WCAS, DHHC and the other equity holders of Concentra Group Holdings Parent, in exchange for an aggregate payment of approximately $338.4 million. On February 1, 2020, Select, WCAS and DHHC agreed to consummate the February Interest Purchase, pursuant to which Select acquired an additional amount of approximately 1.4% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from WCAS, DHHC, and other equity holders of Concentra Group Holdings Parent for approximately $27.8 million. This purchase was deemed to constitute an additional exercise of WCAS’ and DHHC’s first Put Right. Upon consummation of the January Interest Purchase and the February Interest Purchase, Select owns in the aggregate approximately 66.6% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 68.8% of the outstanding voting membership interests of Concentra Group Holdings Parent.

WCAS and DHHC may exercise their remaining respective Put Rights to sell up to an additional 33 1/3% of the equity interests in Concentra Group Holdings Parent that each, respectively, owned as of February 1, 2018, on an annual basis beginning in 2021 during the sixty-day period following the delivery of the audited financial statements for the immediately preceding fiscal year. If WCAS exercises future Put Rights, the other members of Concentra Group Holdings Parent, other than DHHC, may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Concentra Group Holdings Parent that such member owned as of the date of the Amended and Restated LLC Agreement, up to but not exceeding the percentage of equity interests owned by WCAS as of February 1, 2018 that WCAS has determined to sell to Select in the exercise of its Put Right.
Furthermore, WCAS, DHHC, and the other members of Concentra Group Holdings Parent have a put right with respect to their equity interest in Concentra Group Holdings Parent that may only be exercised in the event Holdings or Select experiences a change of control that has not been previously approved by WCAS and DHHC, and which results in change in the senior management of Select (an “SEM COC Put Right”). If an SEM COC Put Right is exercised by WCAS, Select will be obligated to purchase all (but not less than all) of the equity interests of WCAS and the other members of Concentra Group Holdings Parent (other than DHHC) offered by such members at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or DHHC, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Similarly, if an SEM COC Put Right is exercised by DHHC, Select will be obligated to purchase all (but not less than all) of the equity interests of DHHC at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or DHHC, which valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA.
Furthermore, Select has a call right (the “Call Right”), whereby each other member of Concentra Group Holdings Parent will be obligated to sell all or a portion of their equity interests in Concentra Group Holdings Parent to Select at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be mutually agreed upon by Select and either WCAS or DHHC. The valuation will be based on certain precedent transactions using multiples of EBITDA and capped at an agreed upon multiple of EBITDA. Select may first exercise the Call Right after February 1, 2022.
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra-JPM revolving facility.
As of December 31, 2019, Select had outstanding borrowings under the Select credit facilities consisting of a $2,143.3 million Select term loan (excluding unamortized original issue discount and debt issuance costs of $21.8 million). Select did not have any borrowings outstanding under the Select revolving facility.
As of December 31, 2019, Concentra Inc. did not have any borrowings outstanding under the Concentra-JPM revolving facility.
As of December 31, 2019, each 0.25% increase in market interest rates will impact the interest expense on our variable rate debt by $5.4 million per annum.
Item 8.    Financial Statements and Supplementary Data.
See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2019 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2019. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2019, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors” and “Election of Directors—Directors and Nominees” in the Company’s definitive proxy statement for use in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2019. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Item 1 of Part I as permitted by Instruction 3 to Item 401(b) of Regulation S-K.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2005 Equity Incentive Plan	—	—	—	(1)
Select Medical Holdings Corporation 2011 Equity Incentive Plan	—	—	—	(2)
Director Equity Incentive Plan	—	—	—	(2)
Select Medical Holdings Corporation 2016 Equity Incentive Plan	—	—	1,727,405
Equity compensation plans not approved by security holders	—	—	—
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

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

a.	The following documents are filed as part of this report:

i.	Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.

ii.	Financial Statement Schedule: See Schedule II—Valuation and Qualifying Accounts appearing on page F-38 of this report.

iii.	The following exhibits are filed as part of, or incorporated by reference into, this report:

Number	Description
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

4.1
Indenture, dated as of August 1, 2019, by and among Select Medical Corporation, the guarantors named therein and U.S. Bank National Association, as trustee, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation on August 1, 2019 (Reg. No. 001-34465).

4.2	Forms of 6.250% Senior Notes due 2026, incorporated herein by reference to Exhibit 4.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation on August 1, 2019 (Reg. No. 001-34465).
4.3	Description of Registrant’s Securities.
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

10.67
Amendment No. 1, dated June 28, 2018, to the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, LLC, dated February 1, 2018, by and among Concentra Group Holdings Parent, LLC, Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Dignity Health Holding Corporation, Cressey & Company IV LP, and the other members named therein, incorporated herein by reference to Exhibit 10.68 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 21, 2019 (Reg. Nos. 001-34465 and 001-31441).

10.68
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

10.69
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

10.70
Office Lease Agreement, dated as of October 24, 2018, between 207 Associates and Independence Avenue Investments, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 21, 2019 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.71
Amendment No. 5, dated April 8, 2019, to the First Lien Credit Agreement, dated as of June 1, 2015, among Concentra Holdings Inc., MJ Acquisition Corporation, Concentra Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, as amended by Amendment No. 1, dated as of September 26, 2016, Amendment No. 2, dated as of March 20, 2017, Amendment No. 3, dated as of February 1, 2018, and Amendment No. 4, dated as of October 26, 2018, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed April 11, 2019 (Reg. Nos. 001-34465 and 001-31441).

10.72
Amendment No. 3, dated August 1, 2019, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, and Amendment No. 2, dated as of October 26, 2018, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed August 1, 2019 (Reg. No. 001-34465).

10.73
Amendment No. 6, dated September 20, 2019, to the First Lien Credit Agreement, dated as of June 1, 2015, among Concentra Holdings Inc., MJ Acquisition Corporation, Concentra Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, as amended by Amendment No. 1, dated as of September 26, 2016, Amendment No. 2, dated as of March 20, 2017, Amendment No. 3, dated as of February 1, 2018, Amendment No. 4, dated as of October 26, 2018, and Amendment No. 5, dated as of April 8, 2019, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed September 24, 2019 (Reg. No. 001-34465).

10.74
Amendment No. 4, dated December 10, 2019, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018 and Amendment No. 3, dated as of August 1, 2019, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed December 11, 2019 (Reg. No. 001-34465).

10.75
First Lien Term Loan Credit Agreement, dated December 10, 2019, by and among Select Medical Corporation, Concentra Inc. and Concentra Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed December 11, 2019 (Reg. No. 001-34465).

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

Date: February 20, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 20, 2020.

/s/ ROCCO A. ORTENZIO Rocco A. Ortenzio Director, Vice Chairman and Co-Founder	/s/ ROBERT A. ORTENZIO Robert A. Ortenzio Director, Executive Chairman and Co-Founder
/s/ DAVID S. CHERNOW David S. Chernow President and Chief Executive Officer (principal executive officer)	/s/ MARTIN F. JACKSON Martin F. Jackson Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ SCOTT A. ROMBERGER Scott A. Romberger Senior Vice President, Controller and Chief Accounting Officer (principal accounting officer)	/s/ RUSSELL L. CARSON Russell L. Carson Director
/s/ BRYAN C. CRESSEY Bryan C. Cressey Director	/s/ WILLIAM H. FRIST, M.D. William H. Frist, M.D. Director
/s/ JAMES S. ELY III James S. Ely III Director	/s/ LEOPOLD SWERGOLD Leopold Swergold Director
/s/ THOMAS A. SCULLY Thomas A. Scully Director	/s/ DANIEL J. THOMAS Daniel J. Thomas Director
/s/ MARILYN B. TAVENNER Marilyn B. Tavenner Director

SELECT MEDICAL HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
of Select Medical Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Select Medical Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, of changes in equity and income, and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of January 1, 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of patient accounts receivable - contractual allowances
As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable are related to providing healthcare services to patients whose costs are primarily paid by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers’ compensation and employer programs. As of December 31, 2019, accounts receivable of the Company totaled approximately $762.7 million. The Company reports accounts receivable at an amount equal to the consideration management expects to receive in exchange for providing healthcare services to its patients, which is estimated using contractual provisions associated with specific payors, historical reimbursement rates, and an analysis of past reimbursement experience to estimate contractual allowances.
The principal considerations for our determination that performing procedures relating to the valuation of patient accounts receivable - contractual allowances is a critical audit matter are that there was significant judgment by management in estimating accounts receivable at an amount equal to the consideration management expects to receive. This resulted in significant auditor judgment and effort in performing procedures and evaluating the audit evidence obtained in relation to the valuation of patient accounts receivable - contractual allowances.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of patient accounts receivable, including controls over the estimate of contractual allowances. These procedures also included, among others: (i) evaluating management’s process for developing the estimate for contractual allowances, (ii) testing the completeness, accuracy, and relevance of the underlying data used to estimate contractual allowances, including historical billing and reimbursement data, (iii) testing the accuracy of a sample of revenue transactions and a sample of cash receipts from the historical billing and reimbursement data which is used in management’s estimation of contractual allowances, and (iv) evaluating the historical accuracy of management’s process for developing the estimate of the amount which management expects to collect by comparing actual cash receipts to the previously recorded patient accounts receivable.
/s/ PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
February 20, 2020
We have served as the Company’s auditor since 2005.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$175,178	$335,882
Accounts receivable	706,676	762,677
Prepaid income taxes	20,539	18,585
Other current assets	90,131	95,848
Total Current Assets	992,524	1,212,992
Operating lease right-of-use assets	—	1,003,986
Property and equipment, net	979,810	998,406
Goodwill	3,320,726	3,391,955
Identifiable intangible assets, net	437,693	409,068
Other assets	233,512	323,881
Total Assets	$5,964,265	$7,340,288
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$25,083	$—
Current operating lease liabilities	—	207,950
Current portion of long-term debt and notes payable	43,865	25,167
Accounts payable	146,693	145,731
Accrued payroll	172,386	183,754
Accrued vacation	110,660	124,111
Accrued interest	12,137	33,853
Accrued other	190,691	191,076
Income taxes payable	3,671	2,638
Total Current Liabilities	705,186	914,280
Non-current operating lease liabilities	—	852,897
Long-term debt, net of current portion	3,249,516	3,419,943
Non-current deferred tax liability	153,895	148,258
Other non-current liabilities	158,940	101,334
Total Liabilities	4,267,537	5,436,712
Commitments and contingencies (Note 16)
Redeemable non-controlling interests	780,488	974,541
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 135,265,864 and 134,328,112 shares issued and outstanding at 2018 and 2019, respectively	135	134
Capital in excess of par	482,556	491,038
Retained earnings	320,351	279,800
Total Stockholders’ Equity	803,042	770,972
Non-controlling interests	113,198	158,063
Total Equity	916,240	929,035
Total Liabilities and Equity	$5,964,265	$7,340,288

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2017	2018	2019
Net operating revenues	$4,365,245	$5,081,258	$5,453,922
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	3,735,309	4,341,056	4,641,002
General and administrative	114,047	121,268	128,463
Depreciation and amortization	160,011	201,655	212,576
Total costs and expenses	4,009,367	4,663,979	4,982,041
Income from operations	355,878	417,279	471,881
Other income and expense:
Loss on early retirement of debt	(19,719)	(14,155)	(38,083)
Equity in earnings of unconsolidated subsidiaries	21,054	21,905	24,989
Gain (loss) on sale of businesses	(49)	9,016	6,532
Interest expense	(154,703)	(198,493)	(200,570)
Income before income taxes	202,461	235,552	264,749
Income tax expense (benefit)	(18,184)	58,610	63,718
Net income	220,645	176,942	201,031
Less: Net income attributable to non-controlling interests	43,461	39,102	52,582
Net income attributable to Select Medical Holdings Corporation	$177,184	$137,840	$148,449
Earnings per common share (Note 15):
Basic	$1.33	$1.02	$1.10
Diluted	$1.33	$1.02	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

			Total Stockholders’ Equity
	Redeemable Non-controlling interests	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2016	$422,159	132,597	$132	$443,908	$371,685	$815,725	$90,176	$905,901
Net income attributable to Select Medical Holdings Corporation					177,184	177,184		177,184
Net income attributable to non-controlling interests	35,639					—	7,822	7,822
Issuance of restricted stock		1,598	2	(2)		—		—
Forfeitures of unvested restricted stock		(27)	0	0		—		—
Vesting of restricted stock				18,291		18,291		18,291
Repurchase of common shares		(280)	0	(2,666)	(2,087)	(4,753)		(4,753)
Exercise of stock options		227	0	2,017		2,017		2,017
Issuance of non-controlling interests				1,951		1,951	16,329	18,280
Distributions to and purchases of non-controlling interests	(5,334)				7	7	(5,293)	(5,286)
Redemption adjustment on non-controlling interests	187,506				(187,506)	(187,506)		(187,506)
Other	848				452	452	202	654
Balance at December 31, 2017	$640,818	134,115	$134	$463,499	$359,735	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation					137,840	137,840		137,840
Net income attributable to non-controlling interests	27,775					—	11,327	11,327
Issuance of restricted stock		1,491	1	(1)		—		—
Forfeitures of unvested restricted stock		(168)	0	0		—		—
Vesting of restricted stock				20,443		20,443		20,443
Repurchase of common shares		(357)	0	(3,728)	(3,109)	(6,837)		(6,837)
Exercise of stock options		185	0	1,722		1,722		1,722
Issuance and exchange of non-controlling interests	163,659			1,553	74,341	75,894	1,921	77,815
Distributions to and purchases of non-controlling interests	(217,570)			(932)	(83,617)	(84,549)	(10,839)	(95,388)
Redemption adjustment on non-controlling interests	164,476				(164,476)	(164,476)		(164,476)
Other	1,330				(363)	(363)	1,553	1,190
Balance at December 31, 2018	$780,488	135,266	$135	$482,556	$320,351	$803,042	$113,198	$916,240
Net income attributable to Select Medical Holdings Corporation					148,449	148,449		148,449
Net income attributable to non-controlling interests	25,956					—	26,626	26,626
Issuance of restricted stock		1,500	2	(2)		—		—
Forfeitures of unvested restricted stock		(43)	0	0		—		—
Vesting of restricted stock				23,382		23,382		23,382
Repurchase of common shares		(2,500)	(3)	(22,565)	(15,963)	(38,531)		(38,531)
Exercise of stock options		105	0	964		964		964
Issuance of non-controlling interests				6,499		6,499	31,622	38,121
Distributions to and purchases of non-controlling interests	(6,205)			204		204	(15,065)	(14,861)
Redemption adjustment on non-controlling interests	172,915				(172,915)	(172,915)		(172,915)
Other	1,387				(122)	(122)	1,682	1,560
Balance at December 31, 2019	$974,541	134,328	$134	$491,038	$279,800	$770,972	$158,063	$929,035

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2017	2018	2019
Operating activities
Net income	$220,645	$176,942	$201,031
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	20,006	15,721	20,222
Depreciation and amortization	160,011	201,655	212,576
Provision for bad debts	1,133	(103)	3,038
Equity in earnings of unconsolidated subsidiaries	(21,054)	(21,905)	(24,989)
Loss on extinguishment of debt	6,527	2,999	22,130
Gain on sale of assets and businesses	(10,349)	(9,168)	(6,321)
Stock compensation expense	19,284	23,326	26,451
Amortization of debt discount, premium and issuance costs	11,130	13,112	11,566
Deferred income taxes	(72,324)	7,217	(7,435)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(118,833)	54,575	(57,991)
Other current assets	1,597	(4,152)	(4,259)
Other assets	(886)	7,857	6,122
Accounts payable	3,903	(1,778)	5,743
Accrued expenses	17,341	27,896	37,298
Net cash provided by operating activities	238,131	494,194	445,182
Investing activities
Business combinations, net of cash acquired	(27,390)	(523,134)	(93,705)
Purchases of property and equipment	(233,243)	(167,281)	(157,126)
Investment in businesses	(12,682)	(13,482)	(66,090)
Proceeds from sale of assets and businesses	80,350	6,760	192
Net cash used in investing activities	(192,965)	(697,137)	(316,729)
Financing activities
Borrowings on revolving facilities	970,000	595,000	700,000
Payments on revolving facilities	(960,000)	(805,000)	(720,000)
Proceeds from term loans	1,139,487	779,823	1,208,106
Payments on term loans	(1,179,442)	(11,500)	(1,618,170)
Proceeds from 6.250% senior notes	—	—	1,244,987
Payment on 6.375% senior notes	—	—	(710,000)
Revolving facility debt issuance costs	(4,392)	(1,639)	(310)
Borrowings of other debt	46,621	42,218	24,225
Principal payments on other debt	(20,647)	(25,242)	(30,604)
Repurchase of common stock	(4,753)	(6,837)	(38,531)
Proceeds from exercise of stock options	2,017	1,722	964
Decrease in overdrafts	(9,899)	(4,380)	(25,083)
Proceeds from issuance of non-controlling interests	9,982	2,926	18,447
Distributions to and purchases of non-controlling interests	(10,620)	(311,519)	(21,780)
Net cash provided by (used in) financing activities	(21,646)	255,572	32,251
Net increase in cash and cash equivalents	23,520	52,629	160,704
Cash and cash equivalents at beginning of period	99,029	122,549	175,178
Cash and cash equivalents at end of period	$122,549	$175,178	$335,882
Supplemental information:
Cash paid for interest	$149,156	$193,406	$182,992
Cash paid for taxes	64,991	48,153	70,592
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$30,043	$29,134	$28,760
Non-cash equity exchange for acquisition of U.S. HealthWorks	—	238,000	—
The accompanying notes are an integral part of these consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies
Business Description
The consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.”
The Company is, based on number of facilities, one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2019, the Company had operations in 47 states and the District of Columbia. As of December 31, 2019, the Company operated 101 critical illness recovery hospitals, 29 rehabilitation hospitals, and 1,740 outpatient rehabilitation clinics. As of December 31, 2019, Concentra, a joint venture subsidiary, operated 521 occupational health centers. Concentra also operated 131 onsite clinics at employer worksites and 32 Department of Veterans Affairs CBOCs.
The Company is managed through four business segments: the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. The Company’s critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and the rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to the Company’s critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. The Company’s outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. The Company’s Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services and onsite clinics located at employer worksites that deliver occupational medicine services. Additionally, the Company’s Concentra segment includes Department of Veterans Affairs community-based outpatient clinics (“CBOCs”) that deliver occupational medicine, physical therapy, veteran’s healthcare, and consumer health services.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Holdings, Select, and the subsidiaries, limited liability companies, and limited partnerships in which the Company has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation.
Non-Controlling Interests
The ownership interests held by outside parties in subsidiaries, limited liability companies and limited partnerships controlled by the Company are classified as non-controlling interests. Net income or loss is attributed to the Company’s non-controlling interests. Some of the Company’s non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and have been adjusted to their approximate redemption values, after the attribution of net income or loss.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Significant Accounting Policies (Continued)

The Company’s redeemable non-controlling interests are comprised primarily of the Class A membership interests owned by outside members of Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”), each which have put rights with respect to their interests in Concentra Group Holdings Parent. The redemption value of these membership interests is approximately $750.6 million and $939.9 million as of December 31, 2018 and 2019, respectively. On January 1, 2020 and February 1, 2020, Select purchased portions of the outstanding membership interests owned by outside members of Concentra Group Holdings Parent. Refer to Note 17 for discussion related to this transaction.
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

(i)
Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock, if any.

(ii)
The remaining undistributed net income of the Company is then equally allocated to its common stock and unvested restricted stock awards, as if all of the earnings for the period had been distributed. The total net income allocated to each security is determined by adding both distributed and undistributed net income for the period.

(iii)	The net income allocated to each security is then divided by the weighted average number of outstanding shares for the period to determine the EPS for each security considered in the two-class method.
Cash and Cash Equivalents
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost which approximates fair value.
Accounts Receivable
Substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These healthcare services are primarily paid for by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers’ compensation and employer programs. The Company reports accounts receivable at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to its patients, which is estimated using contractual provisions associated with specific payors, historical reimbursement rates, and an analysis of past reimbursement experience to estimate contractual allowances. Amounts that have been deemed to be uncollectible because of circumstances that affect the ability of payors to make payments are written-off as bad debt expense as they occur.
Credit Risk and Payor Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances and accounts receivable. The Company’s excess cash is held with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements.
Accounts receivable from the Medicare program represents the only significant third-party payor concentration for the Company. The Company does not believe there is significant credit risk associated with this governmental program. Medicare receivables comprise approximately 16% and 15% of the Company’s accounts receivable at December 31, 2018 and 2019, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Significant Accounting Policies (Continued)

The Company’s primary collection risks for its accounts receivable relate to non-governmental payors who insure the Company’s patients and deductibles, co-payments, and self-insured amounts owed by the patient. The Company believes its credit risk with its non-governmental payors is limited due to the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion. Further, deductibles, co-payments, and self-insured amounts owed by the patient are an immaterial portion of the Company’s accounts receivable balance at both December 31, 2018 and 2019. The Company’s general policy is to verify insurance coverage prior to the date of admission for patients admitted to its critical illness recovery hospitals and rehabilitation hospitals. Within the Company’s outpatient rehabilitation clinics, insurance coverage is verified prior to the patient’s visit. Within the Company’s Concentra centers, insurance coverage is verified or an authorization is received from the patient’s employer prior to the patient’s visit.
Net operating revenues generated directly from the Medicare program represented approximately 30%, 27%, and 26% of the Company’s total net operating revenues for the years ended December 31, 2017, 2018, and 2019, respectively. As a provider of services under the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s critical illness recovery hospitals, rehabilitation hospitals, or outpatient rehabilitation clinics to comply with Medicare regulations can result in the Company receiving significantly less Medicare payments than the Company currently receives for its services provided to patients.
Financial Instruments
The Company’s financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, and indebtedness. The carrying amount of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments. The principal outstanding, carrying values, and fair values of the Company’s indebtedness are presented in Note 9.
Leases
The Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. Most of the Company’s facility and equipment leases are classified as operating leases.
Balance Sheet
For both operating and finance leases, the Company recognizes a right-of-use asset and lease liability at lease commencement. A right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents an obligation to make lease payments arising from a lease which are measured on a discounted basis. The Company elected the short-term lease exemption for its equipment leases; accordingly, equipment leases with terms of 12 months or less are not recorded on the consolidated balance sheets.
Lease liabilities are measured at the present value of the remaining, fixed lease payments at lease commencement. As most of the Company’s leases do not specify an implicit rate, the Company uses its incremental borrowing rate, which coincides with the lease term at the commencement of a lease, in determining the present value of its remaining lease payments. The Company’s leases may also specify extension or termination clauses. These options are factored into the measurement of the lease liability when it is reasonably certain that the Company will exercise the option. Right-of-use assets are measured at an amount equal to the initial lease liability, plus any prepaid lease payments (less any incentives received, such as reimbursement for leasehold improvements) and initial direct costs, at the lease commencement date.
The Company has elected to account for lease and non-lease components, such as common area maintenance, as a single lease component for its facility leases. As a result, the fixed payments that would otherwise be allocated to the non-lease components are accounted for as lease payments and are included in the measurement of the Company’s right-of-use asset and lease liability.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Significant Accounting Policies (Continued)

Statement of Operations and Comprehensive Income
For the Company’s operating leases, rent expense, a component of cost of services and general and administrative expenses on the consolidated statements of operations and comprehensive income, is recognized on a straight-line basis over the lease term. The straight-line rent expense is reflective of the interest expense on the lease liability using the effective interest method and the amortization of the right-of-use asset. The Company may enter into arrangements to sublease portions of its facilities and the Company typically retains the obligation to the lessor under these arrangements. The Company’s subleases are classified as operating leases; accordingly, the Company continues to account for the original leases as it did prior to commencement of the subleases. Sublease income, a component of cost of services on the consolidated statements of operations and comprehensive income, is recognized on a straight-line basis, as a reduction to rent expense, over the term of the sublease.
For the Company’s finance leases, interest expense on the lease liability is recognized using the effective interest method. Amortization expense related to the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term.
The Company elected the short-term lease exemption for its equipment leases. For these leases, the Company recognizes lease payments on a straight-line basis over the lease term and variable lease payments are expensed as incurred. These expenses are included as components of cost of services on the consolidated statements of operations and comprehensive income.
The Company makes payments related to changes in indexes or rates after the lease commencement date. Additionally, the Company makes payments, which are not fixed at lease commencement, for property taxes, insurance, and common area maintenance related to its facility leases. These variable lease payments, which are expensed as incurred, are included as a component of cost of services and general and administrative expenses on the consolidated statements of operations and comprehensive income.
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

Land improvements	5 – 25 years
Leasehold improvements	1 – 20 years
Buildings	40 years
Building improvements	5 – 40 years
Furniture and equipment	1 – 20 years

The Company reviews the realizability of long-lived assets whenever events or circumstances occur which indicate recorded costs may not be recoverable. If it is determined that a long-lived asset or asset group is not recoverable, an impairment charge is recognized based on the excess of the carrying amount of the long-lived asset or asset group over its fair value.
Intangible Assets
Goodwill and indefinite-lived identifiable intangible assets
Goodwill and other indefinite-lived intangible assets are recognized primarily as the result of business combinations. Goodwill is assigned to reporting units based upon the specific nature of the business acquired. When a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. When the Company disposes of a business, the Company allocates a portion of the reporting unit’s goodwill to that business using the relative fair value methodology.

SELECT MEDICAL HOLDINGS CORPORATION
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
At December 31, 2019, the Company’s other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair values of its trademarks, the Company uses a relief from royalty income approach. For the Company’s certificates of need and accreditations, the Company performs qualitative assessments. As part of these assessments, the Company evaluates the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, the Company performs a quantitative impairment test.
The Company’s most recent impairment assessments were completed during the fourth quarter of 2019 utilizing information as of October 1, 2019. The Company did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets as of October 1, 2019.
Finite-lived identifiable intangible assets
At December 31, 2019, the Company’s finite-lived intangible assets consist of customer relationships and non-compete agreements. Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are consumed or otherwise depleted. If such a pattern cannot be reliably determined, finite-lived intangible assets are amortized on a straight-line basis over their estimated lives. Management believes that the below estimated useful lives are reasonable based on the economic factors applicable to each class of finite-lived intangible asset.

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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Significant Accounting Policies (Continued)

Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax assets and liabilities are determined on the basis of the differences between the book and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also recognizes the future tax benefits from net operating loss carryforwards as deferred tax assets. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
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
Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information. The Company also records insurance proceeds receivable for liabilities which exceed the Company’s deductibles and self-insured retention limits and are recoverable through its insurance policies.
Revenue Recognition
Patient Services Revenue
Patient services revenue is recognized when obligations under the terms of the contract are satisfied; generally, this occurs as the Company provides healthcare services to its patients, as each service provided is distinct and future services rendered are not dependent on previously rendered services. Patient service revenues are recognized at an amount equal to the consideration the Company expects to receive in exchange for providing healthcare services to its patients. These amounts are due from third-party payors, including health insurers and government programs; other payors; and patients.
Medicare: Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end stage renal disease. Amounts the Company receives for treatment of patients covered by the Medicare program are generally less than the standard billing rates; accordingly, the Company recognizes revenue based on amounts which are payable by Medicare under prospective payment systems and other payment methods. The expected payment is derived based on the level of clinical services provided.
Non-Medicare: The Company is reimbursed for healthcare services provided from various other payor sources which include insurance companies, state Medicaid programs, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients. The Company is reimbursed by these payors using a variety of payment methodologies and the amounts the Company receives are generally less than its standard billing rates.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	Organization and Significant Accounting Policies (Continued)

In the critical illness recovery hospital and rehabilitation hospital segments, the Company recognizes revenue based on known contractual provisions associated with the specific payor or, where the Company has a relatively homogeneous patient population, the Company will monitor individual payor historical reimbursement rates to derive a per diem rate which is used to determine the amount of revenue to be recognized for services rendered. In the outpatient rehabilitation and Concentra segments, the Company recognizes revenue from payors based on known contractual provisions, negotiated amounts, or usual and customary amounts associated with the specific payor or based on the service provided. The Company performs provision testing, using internally developed systems, whereby the Company monitors historical reimbursement rates and compares them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is utilized to determine the amount of revenue to be recognized for services rendered.
The Company is subject to potential adjustments to net operating revenues in future periods for administrative matters and other price concessions. These adjustments, which are estimated based on an analysis of historical experience by payor source, are accounted for as a constraint to the amount of revenue recognized by the Company in the period services are rendered.
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
Recent Accounting Pronouncements
Financial Instruments
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments. The current standard delays the recognition of a credit loss on a financial asset until the loss is probable of occurring. The new standard removes the requirement that a credit loss be probable of occurring for it to be recognized and requires entities to use historical experience, current conditions, and reasonable and supportable forecasts to estimate their future expected credit losses. The standard is required to be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, upon adoption.
The Company has completed the adoption of the standard as of January 1, 2020. The Company’s primary financial instrument subject to the standard is its accounts receivable derived from contracts with customers. A significant portion of the Company’s accounts receivable is from highly-solvent, creditworthy payors including governmental programs, principally Medicare and Medicaid, and highly-regulated commercial insurers. The Company’s estimate of expected credit losses as of January 1, 2020, using its expected credit loss evaluation processes, resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.
Recently Adopted Accounting Pronouncements

Leases
The Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases as of January 1, 2019. The Company used the modified retrospective approach for leases which existed on that date. Prior comparative periods were not adjusted and continue to be reported in accordance with ASC Topic 840, Leases.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Acquisitions
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, Inc. (“U.S. HealthWorks”), an occupational medicine and urgent care provider, from Dignity Health Holding Corporation (“DHHC”). For the years ended December 31, 2017 and 2018, the Company recognized $2.8 million and $2.9 million of U.S. HealthWorks acquisition costs, respectively, which are included in general and administrative expense.
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
The following table reconciles the fair values of identifiable net assets and goodwill to the consideration given for the acquired business (in thousands):

Accounts receivable	$68,934
Other current assets	10,810
Property and equipment	69,712
Identifiable intangible assets	140,406
Other assets	25,435
Goodwill	540,067
Total assets	855,364
Accounts payable and other current liabilities	49,925
Deferred income taxes and other long-term liabilities	51,851
Total liabilities	101,776
Consideration given	$753,588

The following table outlines the identifiable intangible assets acquired:

	Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Customer relationships	$135,000	15 years
Trademark	5,000	1 year
Favorable leasehold interests	406	3 years
Identifiable intangible assets	$140,406

The customer relationships and trademarks are amortized on a straight-line basis over their expected useful lives. Favorable leasehold interests, which are now a component of the operating lease right-of-use assets upon adoption of ASC Topic 842, Leases, are amortized to rent expense over the remaining lease terms at the time of acquisition.
Goodwill of $540.1 million was recognized for the business combination. The value of goodwill was derived from U.S. HealthWorks’ future earnings potential and its assembled workforce. Goodwill was assigned to the Concentra reporting unit and is not deductible for tax purposes. However, prior to its acquisition, U.S. HealthWorks completed certain acquisitions that resulted in tax deductible goodwill with a value of $83.1 million, which the Company will deduct through 2032.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Acquisitions (Continued)

U.S. HealthWorks contributed net operating revenues of $488.8 million for the year ended December 31, 2018, which is reflected in the Company’s consolidated statement of operations and comprehensive income. Due to the integrated nature of the Company’s operations, the Company believes it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.
Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisition of U.S. HealthWorks occurred on January 1, 2017. These results are not necessarily indicative of the results of future operations nor of the results that would have occurred had the acquisition been consummated on the aforementioned date.

	For the Year Ended December 31,
	2017	2018
	(in thousands, except per share amounts)
Net operating revenues	$4,903,612	$5,128,838
Net income attributable to the Company	170,689	140,488

The Company’s pro forma results were adjusted to recognize $2.9 million of U.S. HealthWorks acquisition costs as of January 1, 2017. These acquisition costs were excluded from the pro forma results for the year ended December 31, 2018.
Other Acquisitions
The Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra businesses during the year ended December 31, 2019. The consideration given for these acquired businesses consisted principally of $93.7 million of cash and the issuance of $15.1 million of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, and liabilities assumed based on their estimated fair values in accordance with the provisions of ASC Topic 805, Business Combinations. The Company recognized goodwill of $33.6 million, $14.3 million, $13.0 million, and $16.1 million in our critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra reporting units, respectively. These acquired businesses are not material individually or collectively.

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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Variable Interest Entities (Continued)

As of December 31, 2018 and 2019, the total assets of Concentra’s variable interest entities were $166.2 million and $178.4 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2018 and 2019, the total liabilities of Concentra’s variable interest entities were $164.4 million and $176.7 million, respectively, and are principally comprised of accounts payable, accrued expenses, and obligations payable for services received under the aforementioned management agreements.

4.	Leases
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
For the year ended December 31, 2019, the Company’s total lease cost was as follows (in thousands):

	For the Year Ended December 31, 2019
	Unrelated Parties	Related Parties	Total
Operating lease cost	$271,799	$5,498	$277,297
Finance lease cost:
Amortization of right-of-use assets	258	—	258
Interest on lease liabilities	812	—	812
Short-term lease cost	2,171	—	2,171
Variable lease cost	43,096	553	43,649
Sublease income	(9,822)	—	(9,822)
Total lease cost	$308,314	$6,051	$314,365

 For the year ended December 31, 2019, supplemental cash flow information related to leases was as follows (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$274,095
Operating cash flows for finance leases	777
Financing cash flows for finance leases	225
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	1,275,575
Finance leases	9,102
_______________________________________________________________________________

(1)	Includes the right-of-use assets obtained in exchange for lease liabilities of $1,057.0 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Leases (Continued)

As of December 31, 2019, supplemental balance sheet information related to leases was as follows (in thousands):

	Operating Leases
	Unrelated Parties	Related Parties	Total
Operating lease right-of-use assets	$971,382	$32,604	$1,003,986

Current operating lease liabilities	$202,506	$5,444	$207,950
Non-current operating lease liabilities	826,049	26,848	852,897
Total operating lease liabilities	$1,028,555	$32,292	$1,060,847

	Finance Leases
	Unrelated Parties	Related Parties	Total
Property and equipment, net	$4,965	$—	$4,965

Current portion of long-term debt and notes payable	$195	$—	$195
Long-term debt, net of current portion	13,088	—	13,088
Total finance lease liabilities	$13,283	$—	$13,283

As of December 31, 2019, the weighted average remaining lease terms and discount rates were as follows:

Weighted average remaining lease term (in years):
Operating leases	8.0
Finance leases	34.4
Weighted average discount rate:
Operating leases	5.9%
Finance leases	7.3%

As of December 31, 2019, maturities of lease liabilities were approximately as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	$263,085	$1,182	$264,267
2021	227,202	1,193	228,395
2022	187,053	1,203	188,256
2023	143,878	1,214	145,092
2024	110,835	1,225	112,060
Thereafter	483,162	30,404	513,566
Total undiscounted cash flows	1,415,215	36,421	1,451,636
Less: Imputed interest	354,368	23,138	377,506
Total discounted lease liabilities	$1,060,847	$13,283	$1,074,130

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Leases (Continued)

As of December 31, 2018, the Company’s future minimum lease obligations on long-term, non-cancelable operating leases were approximately as follows (in thousands):

2019	$267,846
2020	231,711
2021	193,155
2022	150,155
2023	107,759
Thereafter	484,038
$1,434,664

For the years ended December 31, 2017 and 2018, the Company’s rent expense for facility and equipment operating leases, including cancelable leases, was $267.4 million and $307.8 million, respectively. The Company made payments to related parties for office rent, leasehold improvements, and miscellaneous expenses of $6.2 million and $6.3 million for the years ended December 31, 2017 and 2018, respectively.

5.	Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2018	2019
	(in thousands)
Land	$87,358	$95,549
Leasehold improvements	498,520	543,934
Buildings	481,375	553,701
Furniture and equipment	609,805	670,050
Construction-in-progress	67,333	52,467
Total property and equipment	1,744,391	1,915,701
Accumulated depreciation	(764,581)	(917,295)
Property and equipment, net	$979,810	$998,406

Depreciation expense was $142.6 million, $171.7 million, and $182.9 million for the years ended December 31, 2017, 2018, and 2019, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2018 and 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of January 1, 2018	$1,045,220	$415,528	$647,522	$674,542	$2,782,812
Acquired	—	1,118	4,309	537,424	542,851
Measurement period adjustment	—	—	—	4,472	4,472
Sold	—	—	(9,409)	—	(9,409)
Balance as of December 31, 2018	1,045,220	416,646	642,422	1,216,438	3,320,726
Acquired	33,149	14,254	12,970	18,299	78,672
Measurement period adjustment	435	—	—	(2,249)	(1,814)
Sold	—	—	(5,629)	—	(5,629)
Balance as of December 31, 2019	$1,078,804	$430,900	$649,763	$1,232,488	$3,391,955

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2018			2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	19,174	—	19,174	17,157	—	17,157
Accreditations	1,857	—	1,857	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(4,583)	417	5,000	(5,000)	—
Customer relationships	280,710	(61,900)	218,810	287,373	(87,346)	200,027
Favorable leasehold interests(1)	13,553	(6,064)	7,489	—	—	—
Non-compete agreements	29,400	(6,152)	23,248	32,114	(8,802)	23,312
Total identifiable intangible assets	$516,392	$(78,699)	$437,693	$510,216	$(101,148)	$409,068
_______________________________________________________________________________

(1)	Favorable leasehold interests are a component of the operating lease right-of-use assets upon adoption of ASC Topic 842, Leases.
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At December 31, 2019, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 7.2 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $17.4 million, $29.9 million, and $29.6 million for the years ended December 31, 2017, 2018, and 2019, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Intangible Assets (Continued)

Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2020	2021	2022	2023	2024
	(in thousands)
Amortization expense	$26,943	$26,624	$26,295	$26,019	$18,057

7.	Equity Method Investments
The Company’s equity method investments consist principally of minority ownership interests in rehabilitation businesses. Equity method investments of $146.9 million and $230.7 million are presented as part of other assets on the consolidated balance sheets as of December 31, 2018 and 2019, respectively. At December 31, 2019, these businesses consist primarily of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
Rehabilitation Institute of Denton, LLC	50.0%
ES Rehabilitation, LLC	49.0%
Coastal Virginia Rehabilitation, LLC	49.0%
BHSM Rehabilitation, LLC	49.0%
Vibra Hospital of San Diego, LLC	39.0%

The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity method investments. Net operating revenues generated from contracted services provided and management fees charged to related parties affiliated through the Company’s equity method investments were $178.1 million, $216.9 million, and $308.2 million for the years ended December 31, 2017, 2018, and 2019, respectively.
The Company had receivables from related parties affiliated through its equity method investments of $8.7 million and $11.5 million, which are included as part of other current assets and other assets on the consolidated balance sheet, respectively, as of December 31, 2018. The Company has related party receivables of $5.7 million and $28.7 million which are included as part of other current assets and other assets on the consolidated balance sheet, respectively, as of December 31, 2019.
The Company had liabilities to related parties affiliated through the Company’s equity method investments of $15.1 million and $31.2 million, which are included as part of accrued other on the consolidated balance sheets, as of December 31, 2018 and 2019, respectively.
Summarized combined financial information of the entities in which the Company has a minority ownership interest is as follows:

	December 31,
	2018	2019
	(in thousands)
Current assets	$125,435	$178,674
Non-current assets	118,270	317,332
Total assets	$243,705	$496,006
Current liabilities	$43,792	$107,400
Non-current liabilities	16,338	127,976
Equity	183,575	260,630
Total liabilities and equity	$243,705	$496,006

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Equity Method Investments (Continued)

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands)
Revenues	$336,349	$393,034	$536,464
Cost of services and other operating expenses	289,224	342,603	476,182
Net income	45,648	48,535	58,519

8.	Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. At December 31, 2018 and 2019, provisions for losses for professional liability risks retained by the Company have been discounted at 3%. The Company recorded a liability of $175.2 million and $157.1 million related to these programs at December 31, 2018 and 2019, respectively. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $180.7 million and $162.0 million at December 31, 2018 and 2019, respectively. At December 31, 2018 and 2019, the Company recorded insurance proceeds receivable of $32.4 million and $15.5 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies.

9.	Long-Term Debt and Notes Payable
For purposes of this indebtedness footnote, references to Select exclude Concentra Inc. because the Concentra-JPM credit facilities are non-recourse to Holdings and Select.
As of December 31, 2019, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select 6.250% senior notes	$1,225,000	$39,988	$(19,944)	$1,245,044	$1,322,020
Select credit facilities:
Select term loan	2,143,280	(10,411)	(11,348)	2,121,521	2,145,959
Other debt, including finance leases	78,941	—	(396)	78,545	78,545
Total debt	$3,447,221	$29,577	$(31,688)	$3,445,110	$3,546,524

Principal maturities of the Company’s long-term debt and notes payable are approximately as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Select 6.250% senior notes	$—	$—	$—	$—	$—	$1,225,000	$1,225,000
Select credit facilities:
Select term loan	11,150	11,150	11,150	11,150	11,150	2,087,530	2,143,280
Other debt, including finance leases	14,017	7,255	18,715	3,364	23,550	12,040	78,941
Total debt	$25,167	$18,405	$29,865	$14,514	$34,700	$3,324,570	$3,447,221

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

As of December 31, 2018, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select 6.375% senior notes	$710,000	$550	$(4,642)	$705,908	$706,450
Select credit facilities:
Select revolving facility	20,000	—	—	20,000	18,400
Select term loan	1,129,875	(9,690)	(9,321)	1,110,864	1,076,206
Concentra-JPM credit facilities:
Concentra term loans	1,414,175	(2,765)	(18,648)	1,392,762	1,357,802
Other debt, including finance leases	64,331	—	(484)	63,847	63,847
Total debt	$3,338,381	$(11,905)	$(33,095)	$3,293,381	$3,222,705

Select Credit Facilities
On March 6, 2017, Select entered into a senior secured credit agreement (the “Select credit agreement”) that provided for $1.6 billion in senior secured credit facilities comprised of a $1.15 billion term loan (the “Select term loan”) and a $450.0 million revolving credit facility (the “Select revolving facility” and, together with the Select term loan, the “Select credit facilities”), including a $75.0 million sublimit for the issuance of standby letters of credit.
On August 1, 2019, Select entered into Amendment No. 3 to the Select credit agreement. Among other things, Amendment No. 3 (i) provided for an additional $500.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025, (ii) extended the maturity date of the Select revolving facility from March 6, 2022 to March 6, 2024, and (iii) increased the total net leverage ratio permitted under the provisions of the Select revolving facility.
On December 10, 2019, Select entered into Amendment No. 4 to the Select credit agreement. Among other things, Amendment No. 4 provided for an additional $615.0 million in term loans that, along with the existing term loans, have a maturity date of March 6, 2025.
The interest rate on the Select term loan is equal to the Adjusted LIBO Rate (as defined in the Select credit agreement) plus a percentage ranging from 2.25% to 2.50%, or the Alternate Base Rate (as defined in the Select credit agreement) plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. The interest rate on the loans outstanding under the Select revolving facility is equal to the Adjusted LIBO Rate plus a percentage ranging from 2.25% to 2.50%, or the Alternate Base Rate plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio.
The Select revolving facility requires Select to maintain a leverage ratio, as specified in the Select credit agreement, not to exceed 7.00 to 1.00. As of December 31, 2019, Select’s leverage ratio was 4.31 to 1.00.
Borrowings under the Select credit facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries, other than certain non-guarantor subsidiaries including Concentra and its subsidiaries, and will be guaranteed by substantially all of Select’s future domestic subsidiaries. Borrowings under the Select credit facilities are secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries, other than certain non-guarantor subsidiaries including Concentra and its subsidiaries, and up to 65% of the capital stock of Select’s foreign subsidiaries held directly by Select or a domestic subsidiary.
At December 31, 2019, Select had $411.7 million of availability under the Select revolving facility after giving effect to $38.3 million of outstanding letters of credit. The Select revolving facility is due March 6, 2024. As of December 31, 2019, the applicable interest rate for the Select term loan was the Adjusted LIBO Rate plus 2.50% or the Alternate Base Rate plus 1.50%. The applicable interest rate for the Select revolving facility was the Adjusted LIBO Rate plus 2.50% or the Alternate Base Rate plus 1.50%.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

Prepayment of Borrowings
Select will be required to prepay borrowings under the Select credit facilities with (i) the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the Select credit facilities or subject to a first lien intercreditor agreement, (ii) the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) a percentage of excess cash flow (as defined in the Select credit agreement) based on Select’s leverage ratio, as specified in the Select credit agreement.
For the year ended December 31, 2019, the Select credit agreement will require a prepayment of borrowings of 25% of excess cash flow. This will result in a prepayment of approximately $40.0 million. The Company expects to have the borrowing capacity and intends to use borrowings under the Select revolving facility, which has a maturity date of March 6, 2024, to make all or a portion of the required prepayment during the quarter ended March 31, 2020; accordingly, the prepayment is reflected in long-term debt, net of current portion on the consolidated balance sheet as of December 31, 2019. Upon prepayment, Select will not be required to make the quarterly amortization payments on the Select term loan, as specified in the Select credit agreement, until September 30, 2023.
For the year ended December 31, 2018, the Select credit agreement required a prepayment of borrowings of approximately $98.8 million as a result of excess cash flow. The prepayment was made in February 2019. The Company was not required to make a prepayment of borrowings as a result of excess cash flow for the year ended December 31, 2017.
Select 6.250% Senior Notes
On August 1, 2019, Select issued and sold $550.0 million aggregate principal amount of 6.250% senior notes due August 15, 2026. Select used a portion of the net proceeds of the 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities received on August 1, 2019 (as described above), in part to (i) redeem in full the $710.0 million aggregate principal amount of the 6.375% senior notes at the redemption price of 100.0% of the principal amount plus accrued and unpaid interest on August 30, 2019, (ii) repay in full the outstanding borrowings under the Select revolving facility, and (iii) pay related fees and expenses associated with the financing.
On December 10, 2019, Select issued and sold $675.0 million aggregate principal amount of 6.250% senior notes, due August 15, 2026, as additional notes under the indenture pursuant to which it previously issued $550.0 million aggregate principal amount of senior notes. The additional senior notes were issued at 106.00% of the aggregate principal amount.
Interest on the senior notes accrues at the rate of 6.250% per annum and is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2020. The senior notes are Select’s senior unsecured obligations which are subordinated to all of Select’s existing and future secured indebtedness, including the Select credit facilities. The senior notes rank equally in right of payment with all of Select’s other existing and future senior unsecured indebtedness and senior in right of payment to all of Select’s existing and future subordinated indebtedness. The senior notes are unconditionally guaranteed on a joint and several basis by each of Select’s direct or indirect existing and future domestic restricted subsidiaries, other than certain non-guarantor subsidiaries, including Concentra and its subsidiaries.
Prior to August 15, 2022, Select may redeem some or all of the senior notes by paying a “make-whole” premium. On or after August 15, 2022, Select may redeem some or all of the senior notes at specified redemption prices. In addition, prior to August 15, 2022, Select may redeem up to 40% of the principal amount of the senior notes with the net proceeds of certain equity offerings at a price of 106.250% plus accrued and unpaid interest, if any. Select is obligated to offer to repurchase the senior notes at a price of 101% of their principal amount plus accrued and unpaid interest, if any, as a result of certain change of control events. These restrictions and prohibitions are subject to certain qualifications and exceptions.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

Concentra-JPM Credit Facilities
On June 1, 2015, Concentra Inc. entered into a first lien credit agreement (the “Concentra-JPM first lien credit agreement”) that provided for first lien term loans (the “Concentra-JPM first lien term loan”) and a revolving credit facility (the “Concentra-JPM revolving facility” and, together with the Concentra-JPM first lien term loan, the “Concentra-JPM credit facilities”).
On April 8, 2019, Concentra Inc. entered into Amendment No. 5 to the Concentra-JPM first lien credit agreement. Among other things, Amendment No. 5 (i) extended the maturity date of the Concentra-JPM revolving facility from June 1, 2020 to June 1, 2021 and (ii) increased the aggregate commitments available under the Concentra-JPM revolving facility from $75.0 million to $100.0 million.
On September 20, 2019, Concentra Inc. entered into Amendment No. 6 to the Concentra-JPM first lien credit agreement. Among other things, Amendment No. 6 (i) provided for an additional $100.0 million in term loans that, along with the existing first lien term loans, had a maturity date of June 1, 2022 and (ii) extended the maturity date of the Concentra-JPM revolving facility from June 1, 2021 to March 1, 2022. Concentra Inc. used the incremental borrowings under the Concentra-JPM first lien credit agreement to prepay in full the $240.0 million term loan outstanding under Concentra Inc.’s then-outstanding second lien credit agreement, plus a prepayment premium equal to 1.00% of the principal amount prepaid, on September 20, 2019.
On December 10, 2019, Concentra Inc. repaid in full the $1,240.3 million Concentra-JPM first lien term loan outstanding under the Concentra-JPM first lien credit agreement. Concentra Inc. continues to have availability of up to $100.0 million under the Concentra-JPM revolving facility, which matures March 1, 2022.
The interest rate on the loans outstanding under the Concentra-JPM revolving facility is equal to the Adjusted LIBO Rate (as defined in the Concentra-JPM first lien credit agreement) plus a percentage ranging from 2.25% to 2.50%, or the Alternate Base Rate (as defined in the Concentra-JPM first lien credit agreement) plus a percentage ranging from 1.25% to 1.50%, in each case subject to a first lien net leverage ratio, as specified in the Concentra-JPM first lien credit agreement.
The Concentra-JPM first lien credit agreement requires Concentra Inc. to maintain a leverage ratio, as specified in the Concentra-JPM first lien credit agreement, of 5.75 to 1.00 which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra-JPM first lien credit agreement) exceeds 30% of Revolving Commitments (as defined in the Concentra-JPM first lien credit agreement) on such day.
The borrowings under the Concentra-JPM first lien credit agreement are guaranteed, on a first lien basis by Concentra Holdings, Inc., Concentra Inc., and certain domestic subsidiaries of Concentra Inc. (subject, in each case, to permitted liens). These borrowings will also be guaranteed by certain of Concentra Inc.’s future domestic subsidiaries. The borrowings are secured by substantially all of Concentra Inc.’s and its domestic subsidiaries’ existing and future property and assets and by a pledge of Concentra Inc.’s capital stock, the capital stock of certain of Concentra Inc.’s domestic subsidiaries and up to 65% of the voting capital stock and 100% of the non-voting capital stock of Concentra Inc.’s foreign subsidiaries, if any.
At December 31, 2019, Concentra Inc. had $85.7 million of availability under the Concentra-JPM revolving facility after giving effect to $14.3 million of outstanding letters of credit. At December 31, 2019, the applicable interest rate for the Concentra-JPM revolving facility was the Adjusted LIBO Rate plus 2.50% or the Alternate Base Rate plus 1.50%. The Concentra-JPM revolving facility matures on March 1, 2022.
Prepayment of Borrowings
For the year ended December 31, 2018, the Concentra-JPM first lien credit agreement required a prepayment of borrowings of $33.9 million as a result of excess cash flow. The prepayment was made in February 2019. Concentra Inc. was not required to make a prepayment of borrowings as a result of excess cash flow from the year ended December 31, 2017.
Fair Value
The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy for its senior notes and the Select and Concentra-JPM credit facilities. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Long-Term Debt and Notes Payable (Continued)

The fair values of the Select and Concentra-JPM credit facilities were based on quoted market prices for this debt in the syndicated loan market. The fair value of the senior notes was based on quoted market prices. The carrying amount of other debt, principally short-term notes payable, approximates fair value.
Loss on Early Retirement of Debt
During the year ended December 31, 2017, the Company refinanced the Select credit facilities which resulted in a loss on early retirement of debt of $19.7 million. The loss on early retirement of debt consisted of $6.5 million of debt extinguishment losses and $13.2 million of debt modification losses.
During the year ended December 31, 2018, the Company refinanced the Select and Concentra-JPM credit facilities which resulted in losses on early retirement of debt of $14.2 million. The losses on early retirement of debt consisted of $3.0 million of debt extinguishment losses and $11.2 million of debt modification losses.
During the year ended December 31, 2019, the Company refinanced its senior notes and the Select and Concentra-JPM credit facilities which resulted in losses on early retirement of debt of $38.1 million. The losses on early retirement of debt consisted of $22.1 million of debt extinguishment losses and $16.0 million of debt modification losses.

10.	Stock Repurchase Program
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
Holdings did not repurchase shares under the common stock repurchase program during the years ended December 31, 2017 and 2018. During the year ended December 31, 2019, Holdings repurchased 2,165,221 shares at a cost of approximately $33.2 million. The common stock repurchase program has available capacity of $152.1 million as of December 31, 2019.

11.	Segment Information
The Company identifies its segments according to how the chief operating decision maker evaluates financial performance and allocates resources. The Company’s reportable segments consist of the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services provided to related parties affiliated through the Company’s equity method investments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.
The Company evaluates performance of the segments based on Adjusted EBITDA. For the years ended December 31, 2017, 2018, and 2019, Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, acquisition costs associated with U.S. HealthWorks, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Information (Continued)

The following tables summarize selected financial data for the Company’s reportable segments.

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$1,725,022	$509,108	$960,902	$1,013,224	$156,989	$4,365,245
Adjusted EBITDA	252,679	90,041	132,533	157,561	(94,822)	537,992
Total assets	1,848,783	868,517	954,661	1,340,919	114,286	5,127,166
Capital expenditures	49,720	96,477	27,721	28,912	30,413	233,243

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Net operating revenues(1)	$1,753,584	$583,745	$995,794	$1,557,673	$190,462	$5,081,258
Adjusted EBITDA	243,015	108,927	142,005	251,977	(100,769)	645,155
Total assets	1,771,605	894,192	1,002,819	2,178,868	116,781	5,964,265
Capital expenditures	40,855	42,389	30,553	42,205	11,279	167,281

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospitals	Rehabilitation Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922
Adjusted EBITDA	254,868	135,857	151,831	276,482	(108,130)	710,908
Total assets	2,099,833	1,127,028	1,289,190	2,372,187	452,050	7,340,288
Capital expenditures	45,573	27,216	33,628	44,101	6,608	157,126

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$252,679	$90,041	$132,533	$157,561	$(94,822)
Depreciation and amortization	(45,743)	(20,176)	(24,607)	(61,945)	(7,540)
Stock compensation expense	—	—	—	(993)	(18,291)
U.S. HealthWorks acquisition costs	—	—	—	(2,819)	—
Income (loss) from operations	$206,936	$69,865	$107,926	$91,804	$(120,653)	$355,878
Loss on early retirement of debt						(19,719)
Equity in earnings of unconsolidated subsidiaries						21,054
Loss on sale of businesses						(49)
Interest expense						(154,703)
Income before income taxes						$202,461

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Segment Information (Continued)

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Adjusted EBITDA	$243,015	$108,927	$142,005	$251,977	$(100,769)
Depreciation and amortization	(45,797)	(24,101)	(27,195)	(95,521)	(9,041)
Stock compensation expense	—	—	—	(2,883)	(20,443)
U.S. HealthWorks acquisition costs	—	—	—	(2,895)	—
Income (loss) from operations	$197,218	$84,826	$114,810	$150,678	$(130,253)	$417,279
Loss on early retirement of debt						(14,155)
Equity in earnings of unconsolidated subsidiaries						21,905
Gain on sale of businesses						9,016
Interest expense						(198,493)
Income before income taxes						$235,552

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$254,868	$135,857	$151,831	$276,482	$(108,130)
Depreciation and amortization	(50,763)	(27,322)	(28,301)	(96,807)	(9,383)
Stock compensation expense	—	—	—	(3,069)	(23,382)
Income (loss) from operations	$204,105	$108,535	$123,530	$176,606	$(140,895)	$471,881
Loss on early retirement of debt						(38,083)
Equity in earnings of unconsolidated subsidiaries						24,989
Gain on sale of businesses						6,532
Interest expense						(200,570)
Income before income taxes						$264,749
_______________________________________________________________________________

(1)
Prior to 2019, the financial results of employee leasing services provided to related parties affiliated through the Company’s equity method investments were included with the Company’s reportable segments. These results are now reported as part of the Company’s other activities. For the years ended December 31, 2017 and 2018, net operating revenues were conformed to reflect the current presentation.

(2)    The Concentra segment includes the operating results of U.S. HealthWorks beginning February 1, 2018.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	Revenue from Contracts with Customers
The following tables disaggregate the Company’s net operating revenues:

	For the Year Ended December 31, 2017
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$903,503	$259,221	$148,403	$2,128	$—	$1,313,255
Non-Medicare	810,723	207,196	739,531	1,002,787	—	2,760,237
Total patient services revenues	1,714,226	466,417	887,934	1,004,915	—	4,073,492
Other revenues	10,796	42,691	72,968	8,309	156,989	291,753
Total net operating revenues	$1,725,022	$509,108	$960,902	$1,013,224	$156,989	$4,365,245

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$893,429	$293,913	$161,054	$2,168	$—	$1,350,564
Non-Medicare	847,447	254,215	762,247	1,545,852	—	3,409,761
Total patient services revenues	1,740,876	548,128	923,301	1,548,020	—	4,760,325
Other revenues	12,708	35,617	72,493	9,653	190,462	320,933
Total net operating revenues	$1,753,584	$583,745	$995,794	$1,557,673	$190,462	$5,081,258

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$907,963	$332,514	$171,690	$1,965	$—	$1,414,132
Non-Medicare	916,650	300,113	794,288	1,615,529	—	3,626,580
Total patient services revenues	1,824,613	632,627	965,978	1,617,494	—	5,040,712
Other revenues	11,905	38,344	80,033	11,323	271,605	413,210
Total net operating revenues	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Stock-based Compensation
Holdings’ equity incentive plan provides for the issuance of stock options and restricted stock awards. The equity plan allows for the issuance of 7,735,628 awards, as adjusted for forfeited restricted stock and stock options awards through December 31, 2019. As of December 31, 2019, Holdings has capacity to issue 1,727,405 restricted stock and stock option awards under the equity plan. The equity plan allows for authorized but previously unissued shares or shares previously issued and outstanding and reacquired by Holdings to satisfy these awards.
The Company measures the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognizes the costs over the period during which employees are required to provide services. Restricted stock awards are valued by using the closing market price of its stock on the date of grant. These restricted stock awards generally vest over three to four years. Stock options are valued using the Black-Scholes option-pricing model. Forfeitures are recognized as they occur.
Transactions related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2019	4,450	$15.68
Granted	1,500	16.60
Vested	(1,300)	11.97
Forfeited	(43)	16.09
Unvested balance, December 31, 2019	4,607	$17.03

For the years ended December 31, 2017, 2018, and 2019, the weighted average grant date fair values of restricted stock awards granted were $15.84, $19.72, and $16.60, respectively. For the years ended December 31, 2017, 2018, and 2019, the fair values of restricted stock awards vested were $17.1 million, $19.1 million, and $15.6 million, respectively.
As of December 31, 2019, the Company did not have any stock options outstanding or exercisable. There were no options granted or canceled during the year ended December 31, 2019. During the year ended December 31, 2019, 105,000 options were exercised, which had a weighted average exercise price of $9.18. For the years ended December 31, 2017, 2018, and 2019, the intrinsic values of options exercised were $1.6 million, $1.8 million, and $0.7 million, respectively.
Stock compensation expense recognized by the Company was as follows:

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands)
Stock compensation expense:
Included in general and administrative	$15,706	$17,604	$20,334
Included in cost of services	3,578	5,722	6,117
Total	$19,284	$23,326	$26,451

Stock compensation expense based on current stock-based awards for each of the next five years is estimated to be as follows:

	2020	2021	2022	2023	2024
	(in thousands)
Stock compensation expense	$24,381	$16,031	$8,117	$1,267	$19

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes
The components of the Company’s income tax expense for the years ended December 31, 2017, 2018, and 2019 were as follows:

	For the Year Ended December 31,
	2017	2018	2019
	(in thousands)
Current income tax expense:
Federal	$45,809	$36,072	$55,822
State and local	8,331	15,321	15,331
Total current income tax expense	54,140	51,393	71,153
Deferred income tax expense (benefit)	(72,324)	7,217	(7,435)
Total income tax expense (benefit)	$(18,184)	$58,610	$63,718

Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2017	2018	2019
Federal income tax at statutory rate	35.0%	21.0%	21.0%
State and local income taxes, less federal income tax benefit	3.7	5.0	4.2
Permanent differences	1.7	2.1	1.7
Valuation allowance	(7.3)	0.5	0.5
Uncertain tax positions	(0.6)	(0.8)	(0.1)
Non-controlling interest	0.5	(2.1)	(2.9)
Stock-based compensation	(1.3)	(2.2)	(0.7)
Deferred income taxes - state income tax rate adjustment	(2.8)	0.4	0.8
Deferred income taxes - tax legislation rate adjustment	(37.5)	—	—
Other	(0.4)	1.0	(0.4)
Effective income tax rate	(9.0)%	24.9%	24.1%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2018	2019
	(in thousands)
Deferred tax assets
Allowance for doubtful accounts	$10,313	$13,097
Compensation and benefit-related accruals	51,900	55,300
Professional malpractice liability insurance	13,644	13,753
Deferred revenue	209	274
Federal and state net operating loss and state tax credit carryforwards	40,163	38,933
Interest limitation carryforward	4,675	4,943
Stock awards	5,695	6,251
Equity investments	2,055	2,914
Operating lease liabilities	—	267,513
Other	3,271	2,344
Deferred tax assets	$131,925	$405,322
Valuation allowance	(17,893)	(18,461)
Deferred tax assets, net of valuation allowance	$114,032	$386,861
Deferred tax liabilities
Deferred income	$(13,891)	$(9,190)
Investment in unconsolidated affiliates	(5,653)	(7,498)
Depreciation and amortization	(217,950)	(225,079)
Deferred financing costs	(8,324)	(6,250)
Operating lease right-of-use assets	—	(263,818)
Other	(3,488)	(3,546)
Deferred tax liabilities	$(249,306)	$(515,381)
Deferred tax liabilities, net of deferred tax assets	$(135,274)	$(128,520)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2018	2019
	(in thousands)
Other assets	$18,621	$19,738
Non-current deferred tax liability	(153,895)	(148,258)
	$(135,274)	$(128,520)

As of December 31, 2018 and 2019, the Company’s valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The state net deferred tax assets have a full valuation allowance recorded for entities that have a cumulative history of pre-tax losses (current year in addition to the two prior years).
For the year ended December 31, 2018, the Company recorded a net valuation allowance increase of $4.9 million. This increase was comprised of a $3.9 million valuation allowance recognized on net operating losses acquired and recorded as part of U.S. HealthWorks’ opening balance sheet, and a $1.0 million valuation allowance recognized as a result of a net change in state net operating losses for the year ended December 31, 2018. For the year ended December 31, 2019, the Company recorded a net valuation allowance increase of $0.6 million which was the result of a net change in state net operating losses. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes (Continued)

At December 31, 2018 and 2019, the Company’s net deferred tax liabilities of approximately $135.3 million and $128.5 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effects on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.
The total state net operating losses are approximately $719.6 million. State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2020	$17,297	$14,100
2021	11,772	8,806
2022	39,319	33,790
2023	20,743	15,367
Thereafter through 2038	630,506	413,916

15.	Earnings per Share
The following table sets forth the net income attributable to the Company, its common shares outstanding, and its participating securities outstanding. There were no dividends declared or contractual dividends paid for the years ended December 31, 2017, 2018, and 2019.

	Basic EPS			Diluted EPS
	For the Year Ended December 31,			For the Year Ended December 31,
	2017	2018	2019	2017	2018	2019
	(in thousands)
Net income	$220,645	$176,942	$201,031	$220,645	$176,942	$201,031
Less: net income attributable to non-controlling interests	43,461	39,102	52,582	43,461	39,102	52,582
Net income attributable to the Company	177,184	137,840	148,449	177,184	137,840	148,449
Less: net income attributable to participating securities	5,758	4,551	4,995	5,751	4,548	4,994
Net income attributable to common shares	$171,426	$133,289	$143,454	$171,433	$133,292	$143,455

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	Earnings per Share (Continued)

The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2017
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$171,426	128,955	$1.33	$171,433	129,126	$1.33
Participating securities	5,758	4,332	1.33	5,751	4,332	1.33
Total Company	$177,184			$177,184

	For the Year Ended December 31, 2018
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$133,289	130,172	$1.02	$133,292	130,256	$1.02
Participating securities	4,551	4,444	1.02	4,548	4,444	1.02
Total Company	$137,840			$137,840

	For the Year Ended December 31, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$143,454	130,248	$1.10	$143,455	130,276	$1.10
Participating securities	4,995	4,535	$1.10	4,994	4,535	$1.10
Total Company	$148,449			$148,449
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

16.	Commitments and Contingencies
Construction Commitments
At December 31, 2019, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $16.2 million.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Commitments and Contingencies (Continued)

To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $40.0 million. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has numerous programs that are designed to respond to the risks of the specific joint venture. The annual aggregate limit under these programs ranges from $6.0 million to $20.0 million. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
The Company intends to vigorously defend these actions, but at this time the Company is unable to predict the timing and outcome of this matter.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Commitments and Contingencies (Continued)

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

17.	Subsequent Events
On January 1, 2020, Select, Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), and DHHC entered into an agreement pursuant to which Select acquired approximately 17.2% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from WCAS, DHHC, and other equity holders of Concentra Group Holdings Parent for approximately $338.4 million. On February 1, 2020, Select, WCAS and DHHC entered into an agreement pursuant to which Select acquired an additional 1.4% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from WCAS, DHHC, and other equity holders for approximately $27.8 million.
These purchases were in lieu of, and considered to be, the exercise of the first put right provided to certain equity holders under the terms of the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, dated as of February 1, 2018. Following these purchases, Select owns approximately 66.6% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 68.8% of the outstanding Class A membership interests of Concentra Group Holdings Parent.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.	Selected Quarterly Financial Data (Unaudited)
The tables below sets forth selected unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
For the year ended December 31, 2018
Net operating revenues	$1,252,964	$1,296,210	$1,267,401	$1,264,683
Cost of services, exclusive of depreciation and amortization	1,065,813	1,094,731	1,087,062	1,093,450
Depreciation and amortization	46,771	51,724	50,527	52,633
Income from operations	108,598	120,561	99,837	88,283
Net income	43,982	60,559	42,679	29,722
Net income attributable to Select Medical Holdings Corporation	33,739	46,511	32,917	24,673
Earnings per common share:(1)
Basic	$0.25	$0.35	$0.24	$0.18
Diluted	$0.25	$0.35	$0.24	$0.18

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
For the year ended December 31, 2019
Net operating revenues	$1,324,631	$1,361,364	$1,393,343	$1,374,584
Cost of services, exclusive of depreciation and amortization	1,132,092	1,150,150	1,183,111	1,175,649
Depreciation and amortization	52,138	54,993	52,941	52,504
Income from operations	111,724	124,882	122,906	112,369
Net income	53,344	59,986	44,030	43,671
Net income attributable to Select Medical Holdings Corporation	40,834	44,816	30,732	32,067
Earnings per common share:(1)
Basic	$0.30	$0.33	$0.23	$0.24
Diluted	$0.30	$0.33	$0.23	$0.24
_______________________________________________________________________________

(1)	Due to rounding, the summation of quarterly earnings per common share balances may not equal year to date equivalents.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 20, 2020, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

Select Medical Holdings Corporation
Select Medical Corporation
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions(1)	Deductions	Balance at End of Year
	(in thousands)
Income Tax Valuation Allowance
Year ended December 31, 2019	$17,893	$568	$—	$—	$18,461
Year ended December 31, 2018	$12,986	$1,032	$3,875	$—	$17,893
Year ended December 31, 2017	$26,421	$(13,435)	$—	$—	$12,986
_______________________________________________________________________________

(1)	Includes valuation allowance reserves resulting from business combinations.