Form 10-Q
period 2020-03-31
SELECT MEDICAL HOLDINGS CORP
filed 2020-04-30
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2020, Select Medical Holdings Corporation had outstanding 133,977,064 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2019	March 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$335,882	$73,163
Accounts receivable	762,677	816,405
Prepaid income taxes	18,585	12,634
Other current assets	95,848	95,828
Total Current Assets	1,212,992	998,030
Operating lease right-of-use assets	1,003,986	1,014,969
Property and equipment, net	998,406	978,547
Goodwill	3,391,955	3,391,078
Identifiable intangible assets, net	409,068	405,374
Other assets	323,881	327,569
Total Assets	$7,340,288	$7,115,567
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	$207,950	$212,884
Current portion of long-term debt and notes payable	25,167	17,161
Accounts payable	145,731	131,601
Accrued payroll	183,754	140,009
Accrued vacation	124,111	128,705
Accrued interest	33,853	11,339
Accrued other	191,076	194,165
Income taxes payable	2,638	8,090
Total Current Liabilities	914,280	843,954
Non-current operating lease liabilities	852,897	860,796
Long-term debt, net of current portion	3,419,943	3,553,056
Non-current deferred tax liability	148,258	158,782
Other non-current liabilities	101,334	103,783
Total Liabilities	5,436,712	5,520,371
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	974,541	620,377
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 134,328,112 and 133,823,713 shares issued and outstanding at 2019 and 2020, respectively	134	134
Capital in excess of par	491,038	491,824
Retained earnings	279,800	316,680
Total Stockholders’ Equity	770,972	808,638
Non-controlling interests	158,063	166,181
Total Equity	929,035	974,819
Total Liabilities and Equity	$7,340,288	$7,115,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2019	2020
Net operating revenues	$1,324,631	$1,414,632
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,132,092	1,200,371
General and administrative	28,677	33,831
Depreciation and amortization	52,138	51,752
Total costs and expenses	1,212,907	1,285,954
Income from operations	111,724	128,678
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	4,366	2,588
Gain on sale of businesses	6,532	7,201
Interest expense	(50,811)	(46,107)
Income before income taxes	71,811	92,360
Income tax expense	18,467	21,912
Net income	53,344	70,448
Less: Net income attributable to non-controlling interests	12,510	17,323
Net income attributable to Select Medical Holdings Corporation	$40,834	$53,125
Earnings per common share (Note 10):
Basic	$0.30	$0.40
Diluted	$0.30	$0.40

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2020

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				53,125	53,125		53,125
Net income attributable to non-controlling interests					—	10,067	10,067
Issuance of restricted stock	2	0	0		—		—
Forfeitures of unvested restricted stock	(15)	0	0		—		—
Vesting of restricted stock			6,136		6,136		6,136
Repurchase of common shares	(492)	0	(5,350)	(3,341)	(8,691)		(8,691)
Issuance of non-controlling interests					—	1,679	1,679
Distributions to and purchases of non-controlling interests				(2,726)	(2,726)	(4,048)	(6,774)
Redemption adjustment on non-controlling interests				(10,123)	(10,123)		(10,123)
Other				(55)	(55)	420	365
Balance at March 31, 2020	133,823	$134	$491,824	$316,680	$808,638	$166,181	$974,819

	For the Three Months Ended March 31, 2019

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	135,266	$135	$482,556	$320,351	$803,042	$113,198	$916,240
Net income attributable to Select Medical Holdings Corporation				40,834	40,834		40,834
Net income attributable to non-controlling interests					—	4,810	4,810
Issuance of restricted stock	21	0	0		—		—
Forfeitures of unvested restricted stock	(24)	0	0		—		—
Vesting of restricted stock			5,488		5,488		5,488
Issuance of non-controlling interests					—	6,837	6,837
Distributions to and purchases of non-controlling interests			259		259	(2,739)	(2,480)
Redemption adjustment on non-controlling interests				(47,470)	(47,470)		(47,470)
Other				(122)	(122)	413	291
Balance at March 31, 2019	135,263	$135	$488,303	$313,593	$802,031	$122,519	$924,550

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2020
Operating activities
Net income	$53,344	$70,448
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	7,872	8,479
Depreciation and amortization	52,138	51,752
Provision for expected credit losses	1,567	199
Equity in earnings of unconsolidated subsidiaries	(4,366)	(2,588)
Gain on sale of assets and businesses	(6,233)	(7,339)
Stock compensation expense	6,255	6,903
Amortization of debt discount, premium and issuance costs	3,231	553
Deferred income taxes	(81)	9,364
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(74,752)	(53,928)
Other current assets	(7,523)	27
Other assets	57,319	2,248
Accounts payable	4,324	(8,992)
Accrued expenses	(69,163)	(44,455)
Income taxes	17,830	11,413
Net cash provided by operating activities	41,762	44,084
Investing activities
Business combinations, net of cash acquired	(6,120)	(6,833)
Purchases of property and equipment	(49,073)	(39,208)
Investment in businesses	(27,608)	(9,848)
Proceeds from sale of assets and businesses	2	11,230
Net cash used in investing activities	(82,799)	(44,659)
Financing activities
Borrowings on revolving facilities	360,000	460,000
Payments on revolving facilities	(220,000)	(295,000)
Payments on term loans	(132,685)	(39,843)
Borrowings of other debt	8,290	6,487
Principal payments on other debt	(6,155)	(8,099)
Repurchase of common stock	—	(8,691)
Increase in overdrafts	6,050	—
Proceeds from issuance of non-controlling interests	3,425	1,679
Distributions to and purchases of non-controlling interests	(5,251)	(12,474)
Purchase of membership interests of Concentra Group Holdings Parent (Note 4)	—	(366,203)
Net cash provided by (used in) financing activities	13,674	(262,144)
Net decrease in cash and cash equivalents	(27,363)	(262,719)
Cash and cash equivalents at beginning of period	175,178	335,882
Cash and cash equivalents at end of period	$147,815	$73,163
Supplemental Information
Cash paid for interest	$37,199	$67,885
Cash paid for taxes	718	1,135
Operating lease right-of-use assets obtained in exchange for lease liabilities, excluding adoption impact of ASC Topic 842 at January 1, 2019	24,176	67,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2020, and for the three month periods ended March 31, 2019 and 2020, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2020.

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
Recently Adopted Accounting Pronouncements
Financial Instruments
On January 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which replaced the incurred loss approach for recognizing credit losses on financial instruments with an expected loss approach. The expected loss approach is subject to management judgments using assessments of incurred credit losses, assessments of current conditions, and forecasts using reasonable and supportable assumptions. The standard was required to be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, upon adoption.
The Company’s primary financial instrument subject to the standard is its accounts receivable derived from contracts with patients. Historically, the Company has experienced infrequent, immaterial credit losses related to its accounts receivable and, based on its experience, believes the risk of material defaults is low. The Company experienced credit losses of $1.1 million for the year ended December 31, 2017, credit loss recoveries of $0.1 million for the year ended December 31, 2018, and credit losses of $3.0 million for the year ended December 31, 2019. The Company’s historical credit losses have been infrequent and immaterial largely because the Company’s accounts receivable are typically paid for by highly-solvent, creditworthy payors such as Medicare, other governmental programs, and highly-regulated commercial insurers, on behalf of the patient. The Company believes it has moderate credit risk related to defaults on self-pay amounts in accounts receivable; however, these amounts represented less than 1.0% of the Company’s accounts receivable at January 1, 2020.
In estimating the Company’s expected credit losses under Topic 326, the Company considers its incurred loss experience and adjusts for known and expected events and other circumstances, identified using periodic assessments implemented by the Company, which management believes are relevant in assessing the collectability of its accounts receivable. Because of the infrequent and insignificant nature of the Company’s historical credit losses, forecasts of expected credit losses are generally unnecessary. Expected credit losses are recognized by the Company through an allowance for credit losses and related credit loss expense.

As of January 1, 2020, the Company completed its expected credit loss assessment for its financial instruments subject to Topic 326. The Company’s estimate of expected credit losses as of January 1, 2020, resulted in no adjustments to the allowance for credit losses and no cumulative-effect adjustment to retained earnings on the adoption date of the standard.

3.	Credit Risk Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances and accounts receivables. The Company’s excess cash is held with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. The Company’s general policy is to verify insurance coverage prior to the date of admission for patients admitted to its critical illness recovery hospitals and rehabilitation hospitals. Within the Company’s outpatient rehabilitation clinics, insurance coverage is verified prior to the patient’s visit. Within the Company’s Concentra centers, insurance coverage is verified or an authorization is received from the patient’s employer prior to the patient’s visit.
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, patient accounts receivable which are due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 15% and 18% of the Company’s accounts receivable is from Medicare at December 31, 2019, and March 31, 2020, respectively.

4.	Redeemable Non-Controlling Interests
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
On January 1, 2020, Select acquired approximately 17.2% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), Dignity Health Holding Corporation (“DHHC”), and certain other sellers in exchange for an aggregate purchase price of approximately $338.4 million. On February 1, 2020, Select acquired an additional 1.4% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis from WCAS, DHHC, and certain other sellers in exchange for an aggregate purchase price of approximately $27.8 million. These purchases were in lieu of, and are considered to be, the exercise of the first put right provided to certain equity holders under the terms of the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, dated as of February 1, 2018, as amended (the “Concentra LLC Agreement”).
Following these purchases, Select owns approximately 66.6% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 68.8% of the outstanding Class A membership interests of Concentra Group Holdings Parent.
The changes in redeemable non-controlling interests are as follows (in thousands):

	Three Months Ended March 31,
	2019	2020
Balance as of January 1	$780,488	$974,541
Net income attributable to redeemable non-controlling interests	7,700	7,256
Distributions to and purchases of redeemable non-controlling interests	(2,771)	(5,687)
Purchase of membership interests of Concentra Group Holdings Parent	—	(366,203)
Redemption adjustment on redeemable non-controlling interests	47,470	10,123
Other	354	347
Balance as of March 31	$833,241	$620,377

5.	Variable Interest Entities
Concentra does not own many of its medical practices, as certain states prohibit the “corporate practice of medicine,” which restricts business corporations from practicing medicine through the direct employment of physicians or from exercising control over medical decisions by physicians. In these states, Concentra typically enters into long-term management agreements with professional corporations or associations that are owned by licensed physicians, which, in turn, employ or contract with physicians who provide professional medical services in Concentra’s occupational health centers.
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
The total assets of Concentra’s variable interest entities, which are comprised principally of accounts receivable, were $178.4 million and $173.7 million at December 31, 2019, and March 31, 2020, respectively. The total liabilities of Concentra’s variable interest entities, which are comprised principally of accounts payable, accrued expenses, and obligations payable for services received under the aforementioned management agreements, were $176.7 million and $172.1 million at December 31, 2019, and March 31, 2020, respectively.

6.	Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2019	$1,078,804	$430,900	$649,763	$1,232,488	$3,391,955
Acquired	—	—	610	4,567	5,177
Sold	—	—	(6,034)	—	(6,034)
Measurement period adjustment	—	—	—	(20)	(20)
Balance as of March 31, 2020	$1,078,804	$430,900	$644,339	$1,237,035	$3,391,078

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2019			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	17,157	—	17,157	18,348	—	18,348
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	287,373	(87,346)	200,027	288,963	(93,814)	195,149
Non-compete agreements	32,114	(8,802)	23,312	32,845	(9,540)	23,305
Total identifiable intangible assets	$510,216	$(101,148)	$409,068	$513,728	$(108,354)	$405,374

The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At March 31, 2020, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 6.9 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $7.1 million and $6.9 million for the three months ended March 31, 2019 and 2020, respectively.

7.	Long-Term Debt and Notes Payable
As of March 31, 2020, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select 6.250% senior notes	$1,225,000	$38,437	$(19,200)	$1,244,237	$1,222,673
Select credit facilities:
Select revolving facility	165,000	—	—	165,000	164,381
Select term loan	2,103,437	(9,905)	(10,796)	2,082,736	1,987,748
Other debt, including finance leases	78,617	—	(373)	78,244	78,244
Total debt	$3,572,054	$28,532	$(30,369)	$3,570,217	$3,453,046

Principal maturities of the Company’s long-term debt and notes payable were approximately as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Select 6.250% senior notes	$—	$—	$—	$—	$—	$1,225,000	$1,225,000
Select credit facilities:
Select revolving facility	—	—	—	—	165,000	—	165,000
Select term loan	—	—	—	4,757	11,150	2,087,530	2,103,437
Other debt, including finance leases	14,318	8,130	17,215	3,364	23,550	12,040	78,617
Total debt	$14,318	$8,130	$17,215	$8,121	$199,700	$3,324,570	$3,572,054

As of December 31, 2019, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select 6.250% senior notes	$1,225,000	$39,988	$(19,944)	$1,245,044	$1,322,020
Select credit facilities:
Select revolving facility	—	—	—	—	—
Select term loan	2,143,280	(10,411)	(11,348)	2,121,521	2,145,959
Other debt, including finance leases	78,941	—	(396)	78,545	78,545
Total debt	$3,447,221	$29,577	$(31,688)	$3,445,110	$3,546,524

Excess Cash Flow Payment
In February 2020, Select made a principal prepayment of approximately $39.8 million associated with its term loans in accordance with the provision in its senior secured credit agreement, dated March 6, 2017 (together with any borrowings thereunder, the “Select credit facilities”) that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
Fair Value
The Company considers the inputs in the valuation process to be Level 2 in the fair value hierarchy for its 6.250% senior notes due August 15, 2026 (the “senior notes”) and the Select credit facilities. Level 2 in the fair value hierarchy is defined as inputs that are observable for the asset or liability, either directly or indirectly, which includes quoted prices for identical assets or liabilities in markets that are not active. The fair value of the Select credit facilities was based on quoted market prices for this debt in the syndicated loan market. The fair value of the senior notes was based on quoted market prices. The carrying amount of other debt, principally short-term notes payable, approximates fair value.

8.	Segment Information
The Company’s reportable segments include the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services with non-consolidating subsidiaries.
The Company evaluates performance of the segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.
The following tables summarize selected financial data for the Company’s reportable segments. Prior year results presented herein have been changed to conform to the current presentation.

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Net operating revenues:(1)
Critical illness recovery hospital	$457,534	$500,521
Rehabilitation hospital	154,558	182,019
Outpatient rehabilitation	246,905	255,249
Concentra	396,321	398,535
Other	69,313	78,308
Total Company	$1,324,631	$1,414,632
Adjusted EBITDA:
Critical illness recovery hospital	$72,998	$88,570
Rehabilitation hospital	25,797	38,569
Outpatient rehabilitation	28,991	27,122
Concentra	66,258	61,466
Other	(23,927)	(28,394)
Total Company	$170,117	$187,333
Total assets:
Critical illness recovery hospital	$2,062,659	$2,148,779
Rehabilitation hospital	1,089,391	1,127,267
Outpatient rehabilitation	1,250,015	1,285,449
Concentra	2,464,317	2,354,169
Other	155,110	199,903
Total Company	$7,021,492	$7,115,567
Purchases of property and equipment:
Critical illness recovery hospital	$10,160	$8,965
Rehabilitation hospital	13,183	3,325
Outpatient rehabilitation	9,040	8,384
Concentra	15,698	15,586
Other	992	2,948
Total Company	$49,073	$39,208

_______________________________________________________________________________

(1)
Prior to the quarter ended June 30, 2019, the financial results of employee leasing services provided to non-consolidating subsidiaries were included with the Company’s reportable segments. These results are now reported as part of the Company’s other activities. Net operating revenues have been conformed to the current presentation for the three months ended March 31, 2019.

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$72,998	$25,797	$28,991	$66,258	$(23,927)
Depreciation and amortization	(11,451)	(6,402)	(7,032)	(24,904)	(2,349)
Stock compensation expense	—	—	—	(767)	(5,488)
Income (loss) from operations	$61,547	$19,395	$21,959	$40,587	$(31,764)	$111,724
Equity in earnings of unconsolidated subsidiaries						4,366
Gain on sale of businesses						6,532
Interest expense						(50,811)
Income before income taxes						$71,811

	Three Months Ended March 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$88,570	$38,569	$27,122	$61,466	$(28,394)
Depreciation and amortization	(12,336)	(6,887)	(7,218)	(22,887)	(2,424)
Stock compensation expense	—	—	—	(767)	(6,136)
Income (loss) from operations	$76,234	$31,682	$19,904	$37,812	$(36,954)	$128,678
Equity in earnings of unconsolidated subsidiaries						2,588
Gain on sale of businesses						7,201
Interest expense						(46,107)
Income before income taxes						$92,360

9.	Revenue from Contracts with Customers
Net operating revenues consist primarily of revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$238,169	$74,579	$40,278	$555	$—	$353,581
Non-Medicare	216,959	70,642	187,914	393,236	—	868,751
Total patient services revenues	455,128	145,221	228,192	393,791	—	1,222,332
Other revenues(1)	2,406	9,337	18,713	2,530	69,313	102,299
Total net operating revenues	$457,534	$154,558	$246,905	$396,321	$69,313	$1,324,631

	Three Months Ended March 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$241,509	$90,752	$40,832	$472	$—	$373,565
Non-Medicare	255,947	81,436	196,890	395,033	—	929,306
Total patient services revenues	497,456	172,188	237,722	395,505	—	1,302,871
Other revenues	3,065	9,831	17,527	3,030	78,308	111,761
Total net operating revenues	$500,521	$182,019	$255,249	$398,535	$78,308	$1,414,632
_______________________________________________________________________________

(1)
Prior to the quarter ended June 30, 2019, the financial results of employee leasing services provided to non-consolidating subsidiaries were included with the Company’s reportable segments. These results are now reported as part of the Company’s other activities. Net operating revenues have been conformed to the current presentation for the three months ended March 31, 2019.

10.	Earnings per Share
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

(i)
Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no dividends declared or contractual dividends paid for the three months ended March 31, 2019 and 2020.

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

	Basic EPS		Diluted EPS
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2020	2019	2020
	(in thousands)
Net income	$53,344	$70,448	$53,344	$70,448
Less: net income attributable to non-controlling interests	12,510	17,323	12,510	17,323
Net income attributable to the Company	40,834	53,125	40,834	53,125
Less: net income attributable to participating securities	1,343	1,818	1,343	1,818
Net income attributable to common shares	$39,491	$51,307	$39,491	$51,307

	Three Months Ended March 31, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$39,491	130,821	$0.30	$39,491	130,861	$0.30
Participating securities	1,343	4,449	$0.30	1,343	4,449	$0.30
Total Company	$40,834			$40,834

	Three Months Ended March 31, 2020
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$51,307	129,638	$0.40	$51,307	129,638	$0.40
Participating securities	1,818	4,594	$0.40	1,818	4,594	$0.40
Total Company	$53,125			$53,125
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

11.	Commitments and Contingencies
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

12.	Income Taxes
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. This legislation had the effect of increasing the Company’s deferred income taxes and decreasing its current income taxes payable by approximately $15.5 million during the three months ended March 31, 2020.

13.	Subsequent Events
Title VIII in Division B of the CARES Act established the Public Health and Social Services Emergency Fund, also referred to as the Cares Act Provider Relief Fund, which set aside $100.0 billion to be administered through grants and other mechanisms to hospitals, public entities, not-for-profit entities, and Medicare- and Medicaid-enrolled suppliers and institutional providers. The purpose of these funds is to reimburse providers for lost revenue attributable to the coronavirus disease 2019 (“COVID-19”) pandemic, such as forgone revenues from canceled procedures, and to provide support for related healthcare expenses, such as constructing temporary structures or emergency operation centers, retrofitting facilities, purchasing medical supplies and equipment including personal protective equipment and testing supplies, and increasing workforce. Further, these relief funds ensure uninsured patients are receiving testing and treatment for COVID-19. On April 10, 2020, the U.S. Department of Health & Human Services began making payments to healthcare providers from the $100.0 billion appropriation. These are payments, rather than loans, to healthcare providers, and will not need to be repaid. The Company received approximately $93.7 million of payments as part of the Cares Act Provider Relief Fund. The Company concluded that the receipt of these payments would be accounted for in periods subsequent to March 31, 2020, as the Company was not able to determine eligibility for the assistance or the amounts that would be distributed until April 2020.
Additionally, the CARES Act allows for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program during the COVID-19 pandemic. Under this program, healthcare providers may receive advanced payments for future Medicare services provided. The Company applied for and received approval from CMS in April 2020 to receive advanced payments and, through April 30, 2020, the Company has received $316.1 million under this program. Because these payments are made on behalf of patients before services are provided, the Company will record these payments as a contract liability until all performance obligations have been met. These advanced payments will be recouped by CMS through future Medicare claims billed by the Company, beginning 121 days after receipt of the advanced payment. After 120 days, any new Medicare claim billed by the Company will reduce the liability owed to CMS. The Company is required to repay any advanced payments not recouped by CMS within 210 days from the date the Company originally received the payment. Failure to repay the advanced payments when due will result in interest charges on the outstanding balance owed.

In April 2020, the Company began deferring payment on its share of payroll taxes owed, as allowed by the CARES Act through December 31, 2020. The Company is able to defer half of its share of payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes.
Forward-Looking Statements
This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, including the potential impact of the COVID-19 pandemic on those financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, and sources of liquidity.
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:

•
developments related to the COVID-19 pandemic including, but not limited to, the duration and severity of the pandemic, additional measures taken by government authorities and the private sector to limit the spread of COVID-19, and further legislative and regulatory actions which impact healthcare providers, including actions that may impact the Medicare program;

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

•
shortages in qualified nurses, therapists, physicians, or other licensed providers, or the inability to attract or retain healthcare professionals due to the heightened risk of infection related to the COVID-19 pandemic, could increase our operating costs significantly or limit our ability to staff our facilities;

•	competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;

•	the loss of key members of our management team could significantly disrupt our operations;

•	the effect of claims asserted against us could subject us to substantial uninsured liabilities;

•
a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•
other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as such risk factors may be updated from time to time in our periodic filings with the SEC, including the risk factors discussed in Item 1A. Risk Factors on this Form 10-Q.

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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of March 31, 2020, we had operations in 47 states and the District of Columbia. We operated 101 critical illness recovery hospitals in 28 states, 29 rehabilitation hospitals in 12 states, and 1,753 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 523 occupational health centers in 41 states as of March 31, 2020. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had net operating revenues of $1,414.6 million for the three months ended March 31, 2020. Of this total, we earned approximately 35% of our net operating revenues from our critical illness recovery hospital segment, approximately 13% from our rehabilitation hospital segment, approximately 18% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs.
During the quarter ended June 30, 2019, we began reporting the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries as part of our other activities. Previously, these services were reflected in the financial results of our reportable segments. Under these employee leasing arrangements, actual labor costs are passed through to our non-consolidating subsidiaries, resulting in our recognition of net operating revenues equal to the actual labor costs incurred. Prior year results presented herein have been changed to conform to the current presentation.

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
We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. We will refer to Adjusted EBITDA throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Net income	$53,344	$70,448
Income tax expense	18,467	21,912
Interest expense	50,811	46,107
Gain on sale of businesses	(6,532)	(7,201)
Equity in earnings of unconsolidated subsidiaries	(4,366)	(2,588)
Income from operations	111,724	128,678
Stock compensation expense:
Included in general and administrative	4,748	5,437
Included in cost of services	1,507	1,466
Depreciation and amortization	52,138	51,752
Adjusted EBITDA	$170,117	$187,333
Effects of the COVID-19 Pandemic on our Results of Operations
The broader implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. We are a healthcare service provider that provides patient care services in both inpatient and outpatient settings. We have provided certain additional performance metrics to assist readers in understanding how the COVID-19 pandemic impacted each of our segments during the one month ended March 31, 2020, including our (i) net operating revenues and Adjusted EBITDA for the two months ended February 29, 2020 and February 28, 2019, (ii) net operating revenues and Adjusted EBITDA for the one month ended March 31, 2020 and 2019, (iii) net operating revenues and Adjusted EBITDA for the three months ended March 31, 2020 and 2019, and (iv) certain operating statistics for each of the aforementioned periods. Please refer to our risk factors discussed in Item 1A “Risk Factors” of this Form 10-Q and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion.
Critical Illness Recovery Hospital Segment. Our critical illness recovery hospitals are a key part of the inpatient hospital continuum of care. Both CMS and Congress acted to temporarily suspend certain regulations concerning length of stay requirements, which impact our critical illness recovery hospitals, in order to facilitate the transfer of patients from general acute care hospitals (see “Regulatory Changes” for further discussion of the temporary suspension of regulations). This was done in order to expand hospital bed capacity to care for COVID-19 patients. As COVID-19 has spread in the general acute care hospitals in many markets where we operate, we have admitted patients with COVID-19 and have faced the challenging task of treating them while attempting to protect our patients and staff members who do not have COVID-19. We have followed CDC guidelines, directives and recommendations with regard to the use of personal protective equipment and the isolation and treatment of patients with COVID-19. The pandemic has caused, and will continue to cause, disruptions in our critical illness recovery hospitals, which include, in some cases, the addition or reduction of beds, the creation of isolated units and spaces, temporary increases or restrictions on admissions, the incurrence of additional costs, staff illnesses, and the increased use of contract clinical labor.

Rehabilitation Hospital Segment. Our rehabilitation hospitals receive most of their admissions from general acute care hospitals. Both CMS and Congress acted to temporarily suspend certain regulations that govern admissions into our rehabilitation hospitals to facilitate the transfer of patients from general acute care hospitals and critical illness recovery hospitals (see “Regulatory Changes” for further discussion of the temporary suspension of regulations). This was done in order to expand hospital bed capacity to care for COVID-19 patients. As COVID-19 has spread in the general acute care hospitals in many markets where we operate, we have admitted patients with COVID-19 and have faced the challenging task of treating them while attempting to protect our patients and staff members who do not have COVID-19. We have followed CDC guidelines, directives and recommendations with regard to the use of personal protective equipment and the isolation and treatment of patients with COVID-19. The pandemic has caused, and will continue to cause, disruptions in our rehabilitation hospitals, which include, in some cases, the addition or reduction of beds, the creation of isolated units and spaces, temporary restrictions on admissions, the incurrence of additional costs, staff illnesses, and the increased use of contract clinical labor. Additionally, elective surgeries at hospitals and other facilities have been suspended which is reducing the need for inpatient rehabilitation services.
Outpatient Rehabilitation Segment. Beginning in mid-March, hospitals and other facilities began to suspend elective surgeries. Additionally, state governments in the areas experiencing the most significant growth of COVID-19 infections began implementing mandatory closures of non-essential or non-life sustaining businesses, restrictions on individual activities outside of the home, restrictions on travel, and closures of schools. These actions continued to expand throughout March and by the end of March, most states implemented significant restrictions on businesses and individuals. The suspension of elective surgeries at hospitals and other facilities and the reduction of physician office visits combined with recommendations of social distancing and the other items noted above have had significant effects on our patient visit volumes. As a result, we have temporarily consolidated the operations of some of our clinics by transferring staff and patients.
Concentra Segment. Beginning in mid-March, state governments in the areas experiencing the most significant growth of COVID-19 infections began implementing mandatory closures of non-essential or non-life sustaining businesses. These actions continued to expand throughout March. By the end of March, most states implemented significant restrictions on businesses. These actions have had significant effects on our patient visit volumes as employers have furloughed workforces and temporarily ceased operations or have significantly reduced their operations. As a result, we have temporarily consolidated the operations of some of our centers by transferring staff and patients.
We provided below certain performance measures and operating statistics used by management to help illustrate the impact of the COVID-19 pandemic on our operating results. For the quarter ended March 31, 2020, we defined the pre-COVID-19 outbreak period as the two months ended February 29, 2020, and the post-COVID-19 outbreak period as the one month ended March 31, 2020. We provided prior year comparative data for the pre-COVID-19 and post-COVID-19 outbreak periods presented. The following performance measures and operating statistics should be considered in conjunction with the operating results for the full quarter ended March 31, 2020. The performance measures and operating statistics presented for the two months ended February 29, 2020 and the one month ended March 31, 2020 are, when combined, equal to the performance measures and operating statistics presented for the full quarter ended March 31, 2020. The same is true for the prior year comparative data.

	Two Months Ended February			One Month Ended March			Three Months Ended March
	2019	2020	% Change	2019	2020	% Change	2019	2020
Selected financial data:
Net operating revenues:
Critical illness recovery hospital	$295,385	$328,613	11.2%	$162,149	$171,908	6.0%	$457,534	$500,521
Rehabilitation hospital	98,695	122,363	24.0	55,863	59,656	6.8	154,558	182,019
Outpatient rehabilitation	161,758	179,163	10.8	85,147	76,086	(10.6)	246,905	255,249
Concentra	259,816	274,926	5.8	136,505	123,609	(9.4)	396,321	398,535
Other(1)	38,532	54,283	40.9	30,781	24,025	(21.9)	69,313	78,308
Total Company	$854,186	$959,348	12.3%	$470,445	$455,284	(3.2)%	$1,324,631	$1,414,632
Income (loss) from operations:
Critical illness recovery hospital	$36,355	$48,395	33.1%	$25,192	$27,839	10.5%	$61,547	$76,234
Rehabilitation hospital	11,605	22,855	96.9	7,790	8,827	13.3	19,395	31,682
Outpatient rehabilitation	12,623	18,289	44.9	9,336	1,615	(82.7)	21,959	19,904
Concentra	23,373	29,624	26.7	17,214	8,188	(52.4)	40,587	37,812
Other(1)	(22,432)	(24,868)	(10.9)	(9,332)	(12,086)	(29.5)	(31,764)	(36,954)
Total Company	$61,524	$94,295	53.3%	$50,200	$34,383	(31.5)%	$111,724	$128,678
Adjusted EBITDA:
Critical illness recovery hospital	$44,035	$56,648	28.6%	$28,963	$31,922	10.2%	$72,998	$88,570
Rehabilitation hospital	15,908	27,448	72.5	9,889	11,121	12.5	25,797	38,569
Outpatient rehabilitation	17,265	23,062	33.6	11,726	4,060	(65.4)	28,991	27,122
Concentra	40,785	45,537	11.7	25,473	15,929	(37.5)	66,258	61,466
Other(1)	(17,278)	(19,281)	(11.6)	(6,649)	(9,113)	(37.1)	(23,927)	(28,394)
Total Company	$100,715	$133,414	32.5%	$69,402	$53,919	(22.3)%	$170,117	$187,333
Adjusted EBITDA margins:
Critical illness recovery hospital	14.9%	17.2%		17.9%	18.6%		16.0%	17.7%
Rehabilitation hospital	16.1	22.4		17.7	18.6		16.7	21.2
Outpatient rehabilitation	10.7	12.9		13.8	5.3		11.7	10.6
Concentra	15.7	16.6		18.7	12.9		16.7	15.4
Other(1)	N/M	N/M		N/M	N/M		N/M	N/M
Total Company	11.8%	13.9%		14.8%	11.8%		12.8%	13.2%

	Two Months Ended February			One Month Ended March			Three Months Ended March
	2019	2020	% Change	2019	2020	% Change	2019	2020
Operating statistics:
Critical illness recovery hospital:
Admissions	6,303	6,427	2.0%	3,153	3,106	(1.5)%	9,456	9,533
Patient days	167,044	178,627	6.9%	91,085	91,831	0.8%	258,129	270,458
Occupancy rate	70%	70%		73%	70%		71%	70%
Rehabilitation hospital:
Admissions	3,758	4,412	17.4%	2,078	1,921	(7.6)%	5,836	6,333
Patient days	52,876	63,924	20.9%	29,940	30,644	2.4%	82,816	94,568
Occupancy rate	75%	81%		78%	76%		76%	79%
Outpatient rehabilitation:
Number of visits	1,345,617	1,496,232	11.2%	708,866	626,433	(11.6)%	2,054,483	2,122,665
Concentra:
Number of visits	1,904,663	1,997,810	4.9%	1,006,944	879,585	(12.6)%	2,911,607	2,877,395
_______________________________________________________________________________

N/M —	Not meaningful.

(1)	Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries.
Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three months ended March 31, 2019 and 2020. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three months ended March 31, 2019 and 2020.

The COVID-19 pandemic and its adverse effects have become more prevalent throughout April 2020, and we are experiencing more pronounced disruptions in our outpatient rehabilitation and Concentra operations. The continued uncertainty of the potential impact of the COVID-19 pandemic on the healthcare sector could materially adversely impact our business, results of operations, and overall financial performance in future periods. See “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Other Significant Events
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
Following these purchases, Select owns approximately 66.6% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 68.8% of the outstanding Class A membership interests of Concentra Group Holdings Parent. These purchases were in lieu of, and are considered to be, the exercise of the first put right provided to certain equity holders under the terms of the Concentra LLC Agreement.
Summary Financial Results
For the three months ended March 31, 2020, our net operating revenues increased 6.8% to $1,414.6 million, compared to $1,324.6 million for the three months ended March 31, 2019. Income from operations increased 15.2% to $128.7 million for the three months ended March 31, 2020, compared to $111.7 million for the three months ended March 31, 2019.
Net income increased 32.1% to $70.4 million for the three months ended March 31, 2020, compared to $53.3 million for the three months ended March 31, 2019. Net income included a pre-tax gain on sale of businesses of $7.2 million and $6.5 million for the three months ended March 31, 2020 and 2019, respectively.
Adjusted EBITDA increased 10.1% to $187.3 million for the three months ended March 31, 2020, compared to $170.1 million for the three months ended March 31, 2019. Our Adjusted EBITDA margin was 13.2% for the three months ended March 31, 2020, compared to 12.8% for the three months ended March 31, 2019.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$500,521	$182,019	$255,249	$398,535	$78,308	$1,414,632
Operating expenses	411,951	143,450	228,127	337,836	112,838	1,234,202
Depreciation and amortization	12,336	6,887	7,218	22,887	2,424	51,752
Income (loss) from operations	$76,234	$31,682	$19,904	$37,812	$(36,954)	$128,678
Depreciation and amortization	12,336	6,887	7,218	22,887	2,424	51,752
Stock compensation expense	—	—	—	767	6,136	6,903
Adjusted EBITDA	$88,570	$38,569	$27,122	$61,466	$(28,394)	$187,333
Adjusted EBITDA margin	17.7%	21.2%	10.6%	15.4%	N/M	13.2%

	Three Months Ended March 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues(1)	$457,534	$154,558	$246,905	$396,321	$69,313	$1,324,631
Operating expenses(1)	384,536	128,761	217,914	330,830	98,728	1,160,769
Depreciation and amortization	11,451	6,402	7,032	24,904	2,349	52,138
Income (loss) from operations	$61,547	$19,395	$21,959	$40,587	$(31,764)	$111,724
Depreciation and amortization	11,451	6,402	7,032	24,904	2,349	52,138
Stock compensation expense	—	—	—	767	5,488	6,255
Adjusted EBITDA	$72,998	$25,797	$28,991	$66,258	$(23,927)	$170,117
Adjusted EBITDA margin	16.0%	16.7%	11.7%	16.7%	N/M	12.8%
The following table summarizes changes in segment performance measures for the three months ended March 31, 2020, compared to the three months ended March 31, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	9.4%	17.8%	3.4%	0.6%	13.0%	6.8%
Change in income from operations	23.9%	63.4%	(9.4)%	(6.8)%	(16.3)%	15.2%
Change in Adjusted EBITDA	21.3%	49.5%	(6.4)%	(7.2)%	(18.7)%	10.1%
_______________________________________________________________________________

N/M —	Not meaningful.

(1)
For the three months ended March 31, 2019, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 20, 2020, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 26% of our net operating revenues for the three months ended March 31, 2020, and 26% of our net operating revenues for the year ended December 31, 2019.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, the Secretary of Health and Human Services (“HHS”) declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under the Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:

i.
Inpatient rehabilitation facilities (“IRFs”), IRF units, and hospitals and units applying to be classified as IRFs, can exclude patients admitted solely to respond to the emergency from the calculation of the “60 percent rule” thresholds to receive payment as an IRF.

ii.
Long-term care hospitals (“LTCHs”), and hospitals seeking LTCH classification, can exclude patient stays from the greater-than-25-day average length of stay requirement where the patient was admitted or discharged to meet the demands of the emergency.

iii.
Medicare will not require out-of-state physician and non-physician practitioners to be licensed in the state where they are providing services when they are licensed in another state, subject to state or local licensure requirements.

iv.	Many requirements under the hospital conditions of participation (“CoPs”) are waived during the emergency period to give hospitals more flexibility in treating COVID-19 patients.

v.
Hospitals can operate temporary expansion locations without meeting the provider-based entity requirements or the hospital CoPs that continue to apply during the emergency. This waiver also allows hospitals to change the status of their current provider-based department locations to meet patient needs as part of the state or local pandemic plan.

vi.	IRFs, LTCHs and certain other providers do not need to submit quality data to Medicare for October 1, 2019 through June 30, 2020 to comply with the quality reporting programs.

vii.
The HHS Office of the Inspector General (“OIG”) waived sanctions under the physician self-referral law (i.e., Stark law) for patient referrals and claims related to the emergency. The OIG will also exercise enforcement discretion to not impose administrative sanctions under the federal anti-kickback statute for many payments covered by the Stark law waivers.

CMS also approved 53 state Medicaid program emergency waivers, 39 state plan amendments, 16 COVID-19 pandemic related Medicaid Disaster Amendments and one CHIP Disaster Amendment. CMS will consider specific waiver requests from providers and suppliers. We have submitted one or more specific waiver requests to make it easier for our operators or referral partners to treat COVID-19 patients, and we may submit others in the future.

Pursuant to the Coronavirus Preparedness and Response Supplemental Appropriations Act, Public Law 116-123, CMS has waived Medicare telehealth payment requirements during the emergency so that beneficiaries in all areas of the country (not just rural areas) can receive telehealth services, including in their homes, beginning on March 6, 2020. CMS issued additional waivers to permit more than 80 additional services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs.
In addition to these agency actions, the CARES Act was enacted on March 27, 2020. It provides additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 public health emergency. Some of the CARES Act provisions that may impact our operations include:

i.
$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Half of the fund is allocated for general distribution to Medicare providers. The first $30 billion was distributed to health care providers that received Medicare fee-for-service payments in 2019. The remaining $20 billion is being distributed to Medicare providers in a manner that makes the entire $50 billion general distribution proportional to providers’ share of 2018 net patient revenue. The other half of the fund is for targeted allocations to providers in high impact COVID-19 areas ($10 billion), rural providers ($10 billion), Indian Health Service ($400 million), and unspecified allocations for treatment of uninsured COVID-19 patients and providers who need additional funding such as skilled nursing facilities, dentists, and providers that only treat Medicaid patients.

ii.	Expansion of the Accelerated and Advance Payment Program to advance three months of payments to Medicare providers as loans to be repaid after 120 days.

iii.
Temporary suspension of the 2% cut to Medicare payments due to sequestration so that, for the period of May 1, 2020 to December 31, 2020, the Medicare program will be exempt from any sequestration order.

iv.
Two waivers of Medicare statutory requirements regarding site neutral payment to LTCHs. The first waives the LTCH discharge payment percentage requirement (i.e., 50% rule) for the cost reporting period(s) that include the emergency period. The second waives application of the site neutral payment rate so that all LTCH cases admitted during the emergency period will be paid the LTCH-PPS standard federal rate.

v.
Waiver of the IRF 3-hour rule so that IRF services provided during the public health emergency period do not need to meet the coverage requirement that patients receive at least 3 hours of therapy a day or 15 hours of therapy per week.

The CARES Act also provides for a 20% increase in the payment weight for Medicare payments to hospitals paid under the inpatient hospital prospective payment system (“IPPS”) for treating COVID-19 patients. We are monitoring developments related to this provision, in case CMS provides a similar payment add-on for LTCHs and IRFs.
Medicare Reimbursement of LTCH Services
The following is a summary of significant regulatory changes to the Medicare prospective payment system for our critical illness recovery hospitals, which are certified by Medicare as LTCHs, which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations. Medicare payments to our critical illness recovery hospitals are made in accordance with the long term care hospital prospective payment system (“LTCH-PPS”).
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

Fiscal Year 2020. On August 16, 2019, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). Certain errors in the final rule were corrected in a document published October 8, 2019. The standard federal rate was set at $42,678, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate also included an area wage budget neutrality factor of 1.0020203 and a temporary, one-time budget neutrality adjustment of 0.999858 in connection with the elimination of the 25 Percent Rule. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $26,778, a decrease from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,552, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743. For LTCH discharges occurring in cost reporting periods beginning in FY 2020, site neutral payment rate cases will begin to be paid fully on the site neutral payment rate, rather than the transitional blended rate. However, the CARES Act waives the site neutral payment rate for patients admitted during such coronavirus emergency period and in response to the public health emergency, as discussed above.
Medicare Reimbursement of IRF Services
The following is a summary of significant regulatory changes to the Medicare prospective payment system for our rehabilitation hospitals, which are certified by Medicare as IRFs, which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations. Medicare payments to our rehabilitation hospitals are made in accordance with the inpatient rehabilitation facility prospective payment system (“IRF-PPS”).
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
Fiscal Year 2021. On April 16, 2020, CMS released an advanced copy of the proposed policies and payment rates for the IRF-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). The standard payment conversion factor for discharges for fiscal year 2021 would be set at $16,847, an increase from the standard payment conversion factor applicable during fiscal year 2020 of $16,489. The update to the standard payment conversion factor for fiscal year 2021, if adopted, would include a market basket increase of 2.9%, less a productivity adjustment of 0.4%. CMS proposed to decrease the outlier threshold amount for fiscal year 2021 to $8,102 from $9,300 established in the final rule for fiscal year 2020.
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
In the final 2020 Medicare physician fee schedule, CMS revised coding, documentation guidelines, and valuation for evaluation and management (“E/M”) office visit codes. Because the Medicare physician fee schedule is budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million will require a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS proposed cuts to other codes to make up the difference, beginning in 2021. Under the proposal, physical and occupational therapy services could see code reductions that may result in an estimated 8% decrease in payment. However, many providers have opposed the proposed cuts, and CMS has not yet determined the actual cuts to each code.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. CMS intends to use these modifiers to implement a payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning on January 1, 2022. In the final 2020 Medicare physician fee schedule rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply.

Operating Statistics
The following table sets forth operating statistics for each of our segments for the periods presented. The operating statistics reflect data for the period of time we managed these operations. Our operating statistics include metrics we believe provide relevant insight about the number of facilities we operate, volume of services we provide to our customers, and average payment rates for services we provide. These metrics are utilized by management to monitor trends and performance in our businesses and therefore may be important to investors because management may assess our performance based in part on such metrics. Other healthcare providers may present similar statistics, and these statistics are susceptible to varying definitions. Our statistics as presented may not be comparable to other similarly titled statistics of other companies.

	Three Months Ended March 31,
	2019	2020
Critical illness recovery hospital data:
Number of hospitals owned—start of period	96	100
Number of hospitals acquired	—	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	—
Number of hospitals owned—end of period	96	100
Number of hospitals managed—end of period	1	1
Total number of hospitals (all)—end of period	97	101
Available licensed beds(1)	4,071	4,286
Admissions(1)(2)	9,456	9,533
Patient days(1)(3)	258,129	270,458
Average length of stay (days)(1)(4)	28	29
Net revenue per patient day(1)(5)	$1,759	$1,839
Occupancy rate(1)(6)	71%	70%
Percent patient days—Medicare(1)(7)	53%	49%
Rehabilitation hospital data:
Number of hospitals owned—start of period	17	19
Number of hospitals acquired	—	—
Number of hospital start-ups	1	—
Number of hospitals closed/sold	—	—
Number of hospitals owned—end of period	18	19
Number of hospitals managed—end of period	9	10
Total number of hospitals (all)—end of period	27	29
Available licensed beds(1)	1,239	1,309
Admissions(1)(2)	5,836	6,333
Patient days(1)(3)	82,816	94,568
Average length of stay (days)(1)(4)	14	15
Net revenue per patient day(1)(5)	$1,633	$1,732
Occupancy rate(1)(6)	76%	79%
Percent patient days—Medicare(1)(7)	52%	51%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,423	1,461
Number of clinics acquired	4	2
Number of clinic start-ups	11	12
Number of clinics closed/sold	(31)	(4)
Number of clinics owned—end of period	1,407	1,471
Number of clinics managed—end of period	277	282
Total number of clinics (all)—end of period	1,684	1,753
Number of visits(1)(8)	2,054,483	2,122,665
Net revenue per visit(1)(9)	$103	$104

	Three Months Ended March 31,
	2019	2020
Concentra data:
Number of centers owned—start of period	524	521
Number of centers acquired	1	4
Number of center start-ups	—	—
Number of centers closed/sold	—	(2)
Number of centers owned—end of period	525	523
Number of onsite clinics operated—end of period	129	128
Number of CBOCs owned—end of period	31	33
Number of visits(1)(8)	2,911,607	2,877,395
Net revenue per visit(1)(9)	$124	$123
_______________________________________________________________________________

(1)	Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics are excluded.

(2)	Represents the number of patients admitted to our hospitals during the periods presented.

(3)	Each patient day represents one patient occupying one bed for one day during the periods presented.

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

Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended March 31,
	2019	2020
Net operating revenues	100.0%	100.0%
Cost of services, exclusive of depreciation and amortization(1)	85.5	84.9
General and administrative	2.2	2.4
Depreciation and amortization	3.9	3.6
Income from operations	8.4	9.1
Equity in earnings of unconsolidated subsidiaries	0.3	0.2
Gain on sale of businesses	0.5	0.5
Interest expense	(3.8)	(3.3)
Income before income taxes	5.4	6.5
Income tax expense	1.4	1.5
Net income	4.0	5.0
Net income attributable to non-controlling interests	0.9	1.2
Net income attributable to Select Medical Holdings Corporation	3.1%	3.8%
_______________________________________________________________________________

(1)	Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2019(2)	2020	% Change

Net operating revenues:
Critical illness recovery hospital	$457,534	$500,521	9.4%
Rehabilitation hospital	154,558	182,019	17.8
Outpatient rehabilitation	246,905	255,249	3.4
Concentra	396,321	398,535	0.6
Other(1)	69,313	78,308	13.0
Total Company	$1,324,631	$1,414,632	6.8%
Income (loss) from operations:
Critical illness recovery hospital	$61,547	$76,234	23.9%
Rehabilitation hospital	19,395	31,682	63.4
Outpatient rehabilitation	21,959	19,904	(9.4)
Concentra	40,587	37,812	(6.8)
Other(1)	(31,764)	(36,954)	(16.3)
Total Company	$111,724	$128,678	15.2%
Adjusted EBITDA:
Critical illness recovery hospital	$72,998	$88,570	21.3%
Rehabilitation hospital	25,797	38,569	49.5
Outpatient rehabilitation	28,991	27,122	(6.4)
Concentra	66,258	61,466	(7.2)
Other(1)	(23,927)	(28,394)	(18.7)
Total Company	$170,117	$187,333	10.1%
Adjusted EBITDA margins:
Critical illness recovery hospital	16.0%	17.7%
Rehabilitation hospital	16.7	21.2
Outpatient rehabilitation	11.7	10.6
Concentra	16.7	15.4
Other(1)	N/M	N/M
Total Company	12.8%	13.2%
Total assets:
Critical illness recovery hospital	$2,062,659	$2,148,779
Rehabilitation hospital	1,089,391	1,127,267
Outpatient rehabilitation	1,250,015	1,285,449
Concentra	2,464,317	2,354,169
Other(1)	155,110	199,903
Total Company	$7,021,492	$7,115,567
Purchases of property and equipment:
Critical illness recovery hospital	$10,160	$8,965
Rehabilitation hospital	13,183	3,325
Outpatient rehabilitation	9,040	8,384
Concentra	15,698	15,586
Other(1)	992	2,948
Total Company	$49,073	$39,208
_______________________________________________________________________________

(1)
Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.

(2)
For the three months ended March 31, 2019, the financial results of our reportable segments have been changed to remove the net operating revenues and expenses associated with employee leasing services provided to our non-consolidating subsidiaries. These results are now reported as part of our other activities. We lease employees at cost to these non-consolidating subsidiaries.

N/M —	Not meaningful.

Three Months Ended March 31, 2020, Compared to Three Months Ended March 31, 2019
In the following, we discuss our results of operations related to net operating revenues, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations” for further discussion regarding the impact of the COVID-19 pandemic on our operating results for the three months ended March 31, 2020.
Net Operating Revenues
Our net operating revenues increased 6.8% to $1,414.6 million for the three months ended March 31, 2020, compared to $1,324.6 million for the three months ended March 31, 2019.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 9.4% to $500.5 million for the three months ended March 31, 2020, compared to $457.5 million for the three months ended March 31, 2019. The increase in net operating revenues was due to increases in both patient volume and net revenue per patient day. Our patient days increased 4.8% to 270,458 days for the three months ended March 31, 2020, compared to 258,129 days for the three months ended March 31, 2019. The increase in patient days was primarily attributable to the acquisition of three hospitals in April 2019 and one hospital in October 2019. Net revenue per patient day increased 4.5% to $1,839 for the three months ended March 31, 2020, compared to $1,759 for the three months ended March 31, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Rehabilitation Hospital Segment.    Net operating revenues increased 17.8% to $182.0 million for the three months ended March 31, 2020, compared to $154.6 million for the three months ended March 31, 2019. The increase in net operating revenues resulted from increases in both patient volume and net revenue per patient day during the three months ended March 31, 2020. Our patient days increased 14.2% to 94,568 days for the three months ended March 31, 2020, compared to 82,816 days for the three months ended March 31, 2019. The increase in patient days was principally driven by our rehabilitation hospitals which commenced operations during 2019. We also experienced a 5.7% increase in patient days in our remaining hospitals. Of the 11,752 day increase experienced during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, 11,048 of those days occurred in January and February 2020. During the three months ended March 31, 2020, certain of our rehabilitation hospitals, particularly those operating in areas more significantly impacted by the spread of COVID-19, such as New Jersey, experienced lower patient volume. Further, our rehabilitation hospitals experienced overall lower patient volume during March 2020 due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services. Our net revenue per patient day increased 6.1% to $1,732 for the three months ended March 31, 2020, compared to $1,633 for the three months ended March 31, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues increased 3.4% to $255.2 million for the three months ended March 31, 2020, compared to $246.9 million for the three months ended March 31, 2019. The increase in net operating revenues was primarily attributable to an increase in visits, which increased 3.3% to 2,122,665 for the three months ended March 31, 2020, compared to 2,054,483 visits for the three months ended March 31, 2019. We experienced an increase of 150,615 visits during January and February 2020, as compared to the same period in 2019. During March 2020, our outpatient rehabilitation clinics experienced a decrease of 82,433 visits, as compared to March 2019. The decline in volume during March 2020, which became more significant by mid-month, resulted from the actions taken by governmental authorities and those in the private sector to limit the spread of COVID-19, combined with recommendations to practice social distancing. Our outpatient rehabilitation clinics experienced less demand for services due to a decline in patient referrals from physicians, a reduction in workers’ compensation injury visits due to the temporary closure of non-essential and non-life sustaining businesses, the suspension of elective surgeries at hospitals and other facilities, which has resulted in less demand for outpatient rehabilitation services, as well as mandated social distancing measures. By the end of March 2020, we have temporarily closed 131 clinics. In many instances, we were able to transfer patients and our staff to other nearby outpatient rehabilitation clinics which remained open. Our net revenue per visit was $104 for the three months ended March 31, 2020, compared to $103 for the three months ended March 31, 2019.

Concentra Segment.    Net operating revenues increased 0.6% to $398.5 million for the three months ended March 31, 2020, compared to $396.3 million for the three months ended March 31, 2019. Visits in our centers were 2,877,395 for the three months ended March 31, 2020, compared to 2,911,607 visits for the three months ended March 31, 2019. We experienced an increase of 93,147 visits during January and February 2020, as compared to the same period in 2019. During March 2020, our Concentra centers experienced a decrease of 127,359 visits, as compared to March 2019. In March 2020, employers began to furlough their workforces and temporarily cease or significantly reduce their operations as a result of the actions of governmental authorities and those in the private sector to limit the spread of COVID-19. Consequently, our centers experienced a reduction in workers’ compensation and employer services visits. By the end of March 2020, we have temporarily closed 19 centers and reduced the operating hours of 159 centers. In many instances where we temporarily closed centers, we were able to transfer patients and our staff to other nearby centers which remained open. Net revenue per visit was $123 for the three months ended March 31, 2020, compared to $124 for the three months ended March 31, 2019. The decrease in net revenue per visit was principally due to a decrease in workers’ compensation visits, which yield higher per visit rates, and a decrease in our employer services per visit rate during the three months ended March 31, 2020.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,234.2 million, or 87.3% of net operating revenues, for the three months ended March 31, 2020, compared to $1,160.8 million, or 87.7% of net operating revenues, for the three months ended March 31, 2019. Our cost of services, a major component of which is labor expense, was $1,200.4 million, or 84.9% of net operating revenues, for the three months ended March 31, 2020, compared to $1,132.1 million, or 85.5% of net operating revenues, for the three months ended March 31, 2019. The decrease in our operating expenses relative to our net operating revenues was principally due to the operating performance of our rehabilitation hospital and critical illness recovery hospital segments. General and administrative expenses were $33.8 million, or 2.4% of net operating revenues, for the three months ended March 31, 2020, compared to $28.7 million, or 2.2% of net operating revenues, for the three months ended March 31, 2019.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 21.3% to $88.6 million for the three months ended March 31, 2020, compared to $73.0 million for the three months ended March 31, 2019. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 17.7% for the three months ended March 31, 2020, compared to 16.0% for the three months ended March 31, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our critical illness recovery hospital segment were primarily driven by increases in our net revenue per patient day and the acquisition of four hospitals during 2019, as discussed above under “Net Operating Revenues.”
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 49.5% to $38.6 million for the three months ended March 31, 2020, compared to $25.8 million for the three months ended March 31, 2019. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.2% for the three months ended March 31, 2020, compared to 16.7% for the three months ended March 31, 2019. The increases in our Adjusted EBITDA and Adjusted EBITDA margin primarily occurred as a result of our operating performance in January and February 2020, as compared to the same period in 2019. Adjusted EBITDA increased 72.5% to $27.4 million for January and February 2020, compared to $15.9 million for the same period in 2019. Adjusted EBITDA margin increased to 22.4% for January and February 2020, compared to 16.1% for the same period in 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin are primarily attributable to increases in patient volume and net revenue per patient day at many of our existing hospitals. Additionally, we experienced an increase in Adjusted EBITDA from our hospitals which commenced operations during 2019. Though we experienced increases in Adjusted EBITDA and Adjusted EBITDA margin in March 2020, as compared to the prior year, these increases were offset, in part, by the effects of the COVID-19 pandemic on our operations, as discussed above. For the three months ended March 31, 2019, the Adjusted EBITDA results for the rehabilitation hospital segment include start-up losses of approximately $2.8 million.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $27.1 million for the three months ended March 31, 2020, compared to $29.0 million for the three months ended March 31, 2019. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.6% for the three months ended March 31, 2020, compared to 11.7% for the three months ended March 31, 2019. For the three months ended March 31, 2020, the decline in Adjusted EBITDA and Adjusted EBITDA margin were primarily caused by an 11.6% decrease in visits during March 2020, as compared to the same period in 2019. The decline in visits resulted from the effects of the COVID-19 pandemic, as described above. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of clinics which operate within close proximity to one another and took other steps to reduce labor costs. Prior to our outpatient rehabilitation clinics becoming affected by the COVID-19 pandemic, our Adjusted EBITDA had increased 33.6% to $23.1 million for January and February 2020, compared to $17.3 million for the same period in 2019. Our Adjusted EBITDA margin increased to 12.9% for January and February 2020, compared to 10.7% for the same period in 2019.

Concentra Segment.    Adjusted EBITDA was $61.5 million for the three months ended March 31, 2020, compared to $66.3 million for the three months ended March 31, 2019. Our Adjusted EBITDA margin for the Concentra segment was 15.4% for the three months ended March 31, 2020, compared to 16.7% for the three months ended March 31, 2019. For the three months ended March 31, 2020, the decline in Adjusted EBITDA and Adjusted EBITDA margin were primarily caused by a 12.6% decrease in visits during March 2020, as compared to the same period in 2019. The decline in visits resulted from the effects of the COVID-19 pandemic, as described above. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of centers which operate within close proximity to one another, reduced the operating hours of certain centers, and took other steps to reduce labor costs. Prior to our centers becoming affected by the COVID-19 pandemic, Adjusted EBITDA had increased 11.7% to $45.5 million for January and February 2020, compared to $40.8 million for the same period in 2019. Our Adjusted EBITDA margin increased to 16.6% for January and February 2020, compared to 15.7% for the same period in 2019.
Depreciation and Amortization
Depreciation and amortization expense was $51.8 million for the three months ended March 31, 2020, compared to $52.1 million for the three months ended March 31, 2019.
Income from Operations
For the three months ended March 31, 2020, we had income from operations of $128.7 million, compared to $111.7 million for the three months ended March 31, 2019. The increase in income from operations occurred within our rehabilitation hospital and critical illness recovery hospital segments.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries relates to rehabilitation businesses and other healthcare-related businesses in which we are a minority owner. For the three months ended March 31, 2020, we had equity in earnings of unconsolidated subsidiaries of $2.6 million, compared to $4.4 million for the three months ended March 31, 2019. The decrease in equity in earnings was principally caused by a decline in performance of the healthcare-related businesses in which we own a minority interest.
Gain on Sale of Businesses
We recognized gains of $7.2 million and $6.5 million during the three months ended March 31, 2020 and 2019, respectively. These gains were attributable to the sales of outpatient rehabilitation businesses.
Interest Expense
Interest expense was $46.1 million for the three months ended March 31, 2020, compared to $50.8 million for the three months ended March 31, 2019. The decrease in interest expense was principally due a decline in variable interest rates, as well as the refinancing of our Select credit facilities, Concentra-JPM credit facilities (as defined below), and senior notes during the third and fourth quarters of 2019.
Income Taxes
We recorded income tax expense of $21.9 million for the three months ended March 31, 2020, which represented an effective tax rate of 23.7%. We recorded income tax expense of $18.5 million for the three months ended March 31, 2019, which represented an effective tax rate of 25.7%. For the three months ended March 31, 2020, the lower effective tax rate resulted primarily from the discrete tax benefits realized from the exercise of certain equity options in connection with the purchase of additional membership interests in Concentra Group Holdings Parent, as described under “Other Significant Events.” The impact of these tax benefits were offset, in part, by the sale of an outpatient rehabilitation business. The selling price for this business exceeded our tax basis, resulting in a taxable gain. This sale was treated as a discrete tax event for the three months ended March 31, 2020.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $17.3 million for the three months ended March 31, 2020, compared to $12.5 million for the three months ended March 31, 2019. The increase was principally due to the improved performance of several of our joint venture rehabilitation hospitals.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2020 and Three Months Ended March 31, 2019
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Cash flows provided by operating activities	$41,762	$44,084
Cash flows used in investing activities	(82,799)	(44,659)
Cash flows provided by (used in) financing activities	13,674	(262,144)
Net decrease in cash and cash equivalents	(27,363)	(262,719)
Cash and cash equivalents at beginning of period	175,178	335,882
Cash and cash equivalents at end of period	$147,815	$73,163
Operating activities provided $44.1 million of cash flows for the three months ended March 31, 2020, compared to $41.8 million of cash flows for the three months ended March 31, 2019. Our days sales outstanding was 53 days at March 31, 2020, compared to 51 days at December 31, 2019. Our days sales outstanding was 53 days at March 31, 2019, compared to 51 days at December 31, 2018. Our days sales outstanding will fluctuate based upon variability in our collection cycles. Our days sales outstanding fell within our expected range.
Investing activities used $44.7 million of cash flows for the three months ended March 31, 2020. The principal uses of cash were $39.2 million for purchases of property and equipment and $16.7 million for investments in and acquisitions of businesses. This was offset in part by proceeds received from the sale of assets and businesses of $11.2 million. Investing activities used $82.8 million of cash flows for the three months ended March 31, 2019. The principal uses of cash were $49.1 million for purchases of property and equipment and $33.7 million for investments in and acquisitions of businesses.
Financing activities used $262.1 million of cash flows for the three months ended March 31, 2020. The principal use of cash was $366.2 million for the purchase of additional membership interests of Concentra Group Holdings Parent during the three months ended March 31, 2020, as discussed above under “Other Significant Events.” We also used $39.8 million of cash for the mandatory prepayment of term loans under the Select credit facilities. This was offset in part by net borrowings of $165.0 million under the Select revolving facility (as defined below) during the three months ended March 31, 2020.
Financing activities provided $13.7 million of cash flows for the three months ended March 31, 2019. The principal source of cash was net borrowings of $140.0 million on the Select revolving facility. This was offset in part by $98.8 million and $33.9 million for mandatory prepayments of term loans under the Select credit facilities and Concentra-JPM credit facilities, respectively.

Capital Resources
Working capital.  We had net working capital of $154.1 million at March 31, 2020, compared to $298.7 million at December 31, 2019. The decrease in net working capital was principally due to a decrease in cash and cash equivalents as a result of the purchase of additional membership interests of Concentra Group Holdings Parent during the three months ended March 31, 2020, as discussed above under “Other Significant Events.”
Select credit facilities.
In February 2020, Select made a principal prepayment of approximately $39.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
At March 31, 2020, Select had outstanding borrowings under the Select credit facilities consisting of $2,103.4 million in term loans (excluding unamortized discounts and debt issuance costs of $20.7 million) (the “Select term loan”) and borrowings of $165.0 million (excluding letters of credit) under its revolving facility (the “Select revolving facility”). At March 31, 2020, Select had $245.7 million of availability under the Select revolving facility after giving effect to $39.3 million of outstanding letters of credit.
Concentra credit facilities.
At March 31, 2020, Concentra Inc. did not have any term loan or revolving facility borrowings under its first lien credit agreement dated June 1, 2015 (together with any borrowings thereunder, the “Concentra-JPM credit facilities”). At March 31, 2020, Concentra Inc. had $85.7 million of availability under its revolving facility (the “Concentra-JPM revolving facility”) after giving effect to $14.3 million of outstanding letters of credit. Select and Holdings are not obligors with respect to Concentra Inc.’s debt under the Concentra-JPM credit facilities. At March 31, 2020, Concentra Inc. had outstanding borrowings under its intercompany loan agreement with Select of $1,199.8 million.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2020, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. During the three months ended March 31, 2020, Holdings repurchased 491,559 shares at a cost of approximately $8.7 million, an average cost per share of $17.68, which includes transaction costs. Since the inception of the program through March 31, 2020, Holdings has repurchased 38,580,908 shares at a cost of approximately $356.6 million, or $9.24 per share, which includes transaction costs.
Liquidity.  The COVID-19 pandemic adversely affected our operations during the three months ended March 31, 2020. The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows, borrowing capacity under the Select and Concentra-JPM credit facilities, and other measures to enhance our liquidity position that we have taken, as described below, will allow us to finance our operations over the next twelve months. As of March 31, 2020, we had cash and cash equivalents of $73.2 million, availability of $245.7 million under the Select revolving facility after giving effect to $39.3 million of outstanding letters of credit, and availability of $85.7 million under the Concentra-JPM revolving facility after giving effect to $14.3 million of outstanding letters of credit.
In response to the COVID-19 pandemic, the CARES Act, which is described further under “Regulatory Changes,” was enacted on March 27, 2020. As part of the CARES Act, $100.0 billion was authorized in relief funds to hospitals and other healthcare providers to prevent, prepare, and respond to the COVID-19 pandemic. These funds are used to reimburse providers for lost revenue attributable to the COVID-19 pandemic and to provide support for related healthcare expenses. Further, these relief funds ensure uninsured patients are receiving testing and treatment for COVID-19. We received approximately $93.7 million of payments as part of this relief in April 2020. These are payments, rather than loans, and will not need to be repaid. Additionally, the CARES Act allows for qualified healthcare providers to receive advanced payments under the existing Medicare Accelerated and Advance Payments Program during the COVID-19 pandemic. Under this program, healthcare providers may receive advanced payments for future Medicare services provided. In order to improve our liquidity position, we applied for and received approval from CMS in April 2020 to receive advanced payments and, through April 30, 2020, we have received $316.1 million in payments. These advanced payments will be recouped by CMS from future Medicare claims billed by us, beginning 121 days after receipt of the advanced payment. After 120 days, any new Medicare claim we bill will reduce the amount owed to CMS. We are required to repay any advanced payments not recouped by CMS within 210 days from the date we originally received the payment.

In addition to applying for and receiving payments under the Medicare Accelerated and Advance Payments Program to enhance our liquidity in the short term, we have taken preemptive measures to reduce operating costs and expenses. Beginning in March and continuing into April 2020, we began reducing labor costs through employee furloughs, salary and wage reductions for certain employees, reducing the hours worked by part time employees, and limiting discretionary spending on capital expenditures. In April 2020, we began deferring payment on our share of payroll taxes owed, as allowed by the CARES Act through December 31, 2020, and negotiating with our landlords to receive temporary rent deferrals on certain of our facilities which have temporarily closed.
Additionally, the CARES Act included a technical correction to allow for bonus depreciation on certain types of qualified property for tax years beginning January 1, 2018, and provided for an increase in the amounts allowed for interest expense deductions for tax years beginning January 1, 2019. As a result of these provisions, we expect to reduce our estimated tax payments during 2020 by approximately $20.0 million.
At March 31, 2020, we were in compliance with each of our financial covenants. As of March 31, 2020, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the Select revolving facility, was 4.76 to 1.00. As of March 31, 2020, we do not anticipate events or circumstances which would preclude us from complying with our financial covenants in the future or prevent us from making interest and principal payments when due. Select is not required to make further principal payments on the Select term loan until September 30, 2023 and its senior notes are due August 15, 2026. Concentra is not required to make further principal payments on its intercompany term loan with Select until its maturity on June 1, 2022. The Select and Concentra-JPM revolving credit facilities mature on March 6, 2024 and March 1, 2022, respectively. Our ability to comply with our financial covenants and obligations outlined within our debt agreements can be affected by various risks and uncertainties. Please refer to our risk factors discussed in Item 1A. Risk Factors of this Form 10-Q and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion.
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
At March 31, 2020, Select had outstanding borrowings under the Select credit facilities consisting of the $2,103.4 million Select term loan (excluding unamortized discounts and debt issuance costs of $20.7 million) and borrowings of $165.0 million (excluding letters of credit) under the Select revolving facility, which bear interest at variable rates.
At March 31, 2020, Concentra Inc. did not have any borrowings under the Concentra-JPM revolving facility.
As of March 31, 2020, each 0.25% increase in market interest rates will impact the interest expense on our variable rate debt by $5.7 million per annum.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital-Wilmington, Inc., Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16‑347‑LPS. The Complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH‑Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff‑relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH‑Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH‑Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, in May 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff‑relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that defendants violated the Delaware False Claims and Reporting Act. It denied the defendants’ motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to plaintiff-relator’s failure to timely serve the amended complaint upon her.

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
ITEM 1A. RISK FACTORS
The risk factors set forth in this report update, and should be read together with, the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Risks Related to Our Business
The unpredictable effects of the COVID-19 pandemic, including the duration and extent of disruption on our operations, creates significant uncertainties about our future operating results and financial condition.
The extent to which the COVID-19 pandemic disrupts our business and results of operations, financial position, and cash flows will depend on a number of evolving factors and future developments that we are not able to predict, including, but not limited to, the duration of the outbreak; further actions by governmental authorities and the private sector to limit the spread of COVID-19; continued encouragement to social distance; and the economic impact on our patients and the communities we serve as a result of containment efforts. The adverse impacts of COVID-19 on our business may also exacerbate other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our hospitals may experience declines in their occupancy in future months in order protect both our patients and staff members and to prevent the spread of COVID-19 within our hospitals. Our critical illness recovery hospitals and rehabilitation hospitals may experience constrained staffing levels and increased operating costs resulting from increased usage of contract clinical labor due to the overwhelming need for healthcare professionals during the pandemic. Our hospitals may also experience increased operating costs resulting from shortages of medical supplies, including personal protective equipment, and supply chain disruptions.
In our outpatient rehabilitation clinics and Concentra centers, we may continue to experience declines in demand for our services as a result of actions taken by governmental authorities, which in some instances has led to the closure of non-essential and non-life sustaining businesses, as well as mandated social distancing measures. Our outpatient rehabilitation clinics have already experienced a reduction in patient volume due to hospitals and other facilities temporarily suspending elective surgeries which typically would result in a patient seeking outpatient services, a decline in patient referrals from physicians, and a reduction in workers’ compensation injury visits due to the temporary closure of businesses, as mentioned above. Our Concentra centers have also experienced a reduction in workers’ compensation and employer services visits due to furloughed workforces and temporarily ceased and reduced operations. As a result of reduced demand in some of our markets, we have adopted a strategy to temporarily consolidate the operations of certain clinics and centers which operate within close proximity to one another.

Our future results of operations and financial condition depend upon, among other things, the operating costs we face and the demand for our services. To the extent that we face increased operating costs and declines in demand for our services as a result of the adverse impacts of COVID-19, our ability to comply with financial covenants and obligations under the Select credit facilities, the Concentra-JPM credit facilities and the indenture governing our senior notes in future periods, as well as our ability to pay amounts due to WCAS and the other members of Concentra Group Holdings Parent or DHHC in connection with their Put Right (as defined below), if exercised, may be adversely affected. Risks related to our capital structure are described further herein and within our Annual Report on Form 10-K for the year ended December 31, 2019.
Adverse economic conditions in the U.S. or globally could adversely affect us.
We are subject to the risks arising from adverse conditions in the general economy. A U.S. or global recession or prolonged economic downturn could negatively impact our current and prospective patients, adversely affect the financial ability of health insurers to pay claims, adversely impact our ability to pay our expenses, and limit our ability to obtain financing for our operations. Healthcare spending in the U.S. could be negatively affected in the event of a downturn in economic conditions. For example, U.S. patients who have lost their jobs or healthcare coverage may no longer be covered by an employer-sponsored health insurance plan, and patients reducing their overall spending may elect to decrease the frequency of visits to our facilities or forgo elective treatments or procedures, thereby reducing demand for our services.
We could experience significant increases to our operating costs due to shortages of healthcare professionals or union activity.
Our critical illness recovery hospitals and our rehabilitation hospitals are highly dependent on nurses, our outpatient rehabilitation division is highly dependent on therapists for patient care, and Concentra is highly dependent upon the ability of its affiliated professional groups to recruit and retain qualified physicians and other licensed providers. The market for qualified healthcare professionals is highly competitive. We have sometimes experienced difficulties in attracting and retaining qualified healthcare personnel. We cannot assure you we will be able to attract and retain qualified healthcare professionals in the future. Additionally, the cost of attracting and retaining qualified healthcare personnel may be higher than we anticipate, and as a result, our profitability could decline. Furthermore, as a result of the heightened risk of infection related to the COVID-19 outbreak, we may be unable to attract and retain qualified healthcare personnel and may face staffing challenges resulting from infections among our personnel, which may result in an increase in labor and other costs.
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
Approximately 58% of Concentra’s revenue in 2019 was generated from the treatment of workers’ compensation claims. In the past decade, the number of workers’ compensation claims has decreased, which Concentra primarily attributes to improvements in workplace safety, improved risk management by employers, and changes in the type and composition of jobs. During the economic downturn between the years of 2007-2009, the number of employees with workers’ compensation insurance substantially decreased. A recession or prolonged economic contraction as a result of the COVID-19 pandemic could similarly cause the number of covered employees to decline, which may cause further declines in workers’ compensation claims. In addition, because of the greater access to health insurance and the fact that the United States economy has continued to shift from a manufacturing-based to a service-based economy along with general improvements in workplace safety, workers are generally healthier and less prone to work injuries. Increases in employer-sponsored wellness and health promotion programs, spurred in part by the ACA, have led to fitter and healthier employees who may be less likely to injure themselves on the job. Concentra’s business model is based, in part, on its ability to expand its relative share of the market for the treatment of claims for workplace injuries and illnesses. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States, which may continue even after the pandemic. If workplace injuries and illnesses decline at a greater rate than the increase in total employment, or if total employment declines at a greater rate than the increase in incident rates, the number of claims in the workers’ compensation market will decrease and may adversely affect Concentra’s business.
If Concentra loses several significant employer customers or payor contracts, its results may be adversely affected.
Concentra’s results may decline if it loses several significant employer customers or payor contracts. One or more of Concentra’s significant employer customers could be acquired. Additionally, Concentra could lose significant employer customers or payor contracts due to competitive pricing pressures or other reasons. Our Concentra centers have also experienced a reduction in employer services visits due to furloughed workforces and temporarily ceased and reduced operations during the COVID-19 pandemic. The loss of several significant employer customers or payor contracts could cause a material decline in Concentra’s profitability and operating performance.

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
Pursuant to the Concentra LLC Agreement, WCAS and the other members of Concentra Group Holdings Parent and DHHC have separate put rights (each, a “Put Right”) with respect to their equity interests in Concentra Group Holdings Parent. If a Put Right is exercised by WCAS or DHHC, Select will be obligated to purchase up to 33 1/3% of the equity interests of Concentra Group Holdings Parent that WCAS or DHHC, respectively, owned as of February 1, 2018, at a purchase price based on a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or DHHC, which valuation will be based on certain precedent transactions using multiples of EBITDA (as defined in the Concentra LLC Agreement) and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings’ common stock.
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

We may not have sufficient funds, borrowing capacity, or other capital resources available to pay for the interests of Concentra Group Holdings Parent in cash if WCAS, DHHC, and the other members of Concentra Group Holdings Parent exercise the Put Right or the SEM COC Put Right, or may be prohibited from doing so under the terms of our debt agreements. To the extent that we face increased operating costs and declines in demand for our services as a result of the adverse impacts of COVID-19, our ability to pay amounts due to WCAS and the other members of Concentra Group Holdings Parent or DHHC in connection with their Put Right, if exercised, may be affected. Such lack of available funds upon the exercising of the Put Right or the SEM COC Put Right would force us to issue stock at a time we might not otherwise desire to do so in order to purchase the interests of Concentra Group Holdings Parent. To the extent that the interests of Concentra Group Holdings Parent are purchased by issuing shares of our common stock, the increase in the number of shares of our common stock issued and outstanding may depress the price of our common stock and our stockholders will experience dilution in their respective percentage ownership in us. In addition, shares issued to purchase the interests in Concentra Group Holdings Parent will be valued at the twenty-one trading day volume-weighted average sales price of such shares for the period beginning ten trading days immediately preceding the first public announcement of the Put Right or the SEM COC Put Right being exercised and ending ten trading days immediately following such announcement. Because the value of the common stock issued to purchase the interests in Concentra Group Holdings Parent is, in part, determined by the sales price of our common stock following the announcement that the Put Right or the SEM COC Put Right is being exercised, which may cause the sales price of our common stock to decline, the amount of common stock we may have to issue to purchase the interests in Concentra Group Holdings Parent may increase, resulting in further dilution to our existing stockholders.
Effects of the COVID-19 pandemic may result in our failure to comply with the financial covenant under the Select revolving facility.
The Select revolving facility requires Select to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the Select credit facilities), which is tested quarterly. The effects of the COVID-19 pandemic may result in increased operating costs and reduced demand for our services, and to the extent such events were to occur, such events may result in our failure to comply with this covenant, which would result in an event of default under the Select revolving facility and, absent a waiver or an amendment from the revolving lenders, preclude Select from making further borrowings under the Select revolving facility and permit the revolving lenders to terminate their commitments and accelerate all outstanding revolving borrowings under the Select revolving facility. If the revolving lenders terminate their commitments and accelerate the revolving loans, a cross-default to the Select term loan would then occur. Such events may require us to pursue alternative financing. We have no assurance that any such alternative financing, if required, could be obtained on terms acceptable to us, or at all, particularly given the disruption of global financial markets due to the COVID-19 pandemic.

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
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 1 - January 31, 2020	—	$—	—	$152,086,459
February 1 - February 29, 2020	—	—	—	152,086,459
March 1 - March 31, 2020	491,559	17.68	491,559	143,394,863
Total	491,559	$17.68	491,559	$143,394,863
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description
10.1
Interest Purchase Agreement, dated January 1, 2020, by and among Concentra Group Holdings Parent, LLC, Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Dignity Health Holding Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on January 2, 2020).

10.2
Interest Purchase Agreement, dated February 1, 2020, by and among Concentra Group Holdings Parent, LLC, Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Dignity Health Holding Corporation and the other signatories thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on February 3, 2020).

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

Dated:  April 30, 2020