Form 10-Q
period 2020-06-30
SELECT MEDICAL HOLDINGS CORP
filed 2020-07-30
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of June 30, 2020, Select Medical Holdings Corporation had outstanding 133,970,064 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2019	June 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$335,882	$509,737
Accounts receivable	762,677	749,245
Prepaid income taxes	18,585	9,204
Other current assets	95,848	95,143
Total Current Assets	1,212,992	1,363,329
Operating lease right-of-use assets	1,003,986	1,022,721
Property and equipment, net	998,406	959,086
Goodwill	3,391,955	3,391,196
Identifiable intangible assets, net	409,068	398,266
Other assets	323,881	333,860
Total Assets	$7,340,288	$7,468,458
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	$207,950	$216,689
Current portion of long-term debt and notes payable	25,167	13,435
Accounts payable	145,731	142,946
Accrued payroll	183,754	125,109
Accrued vacation	124,111	124,624
Accrued interest	33,853	29,610
Accrued other	191,076	204,074
Government advances (Note 12)	—	316,992
Unearned government assistance (Note 12)	—	45,505
Income taxes payable	2,638	36,985
Total Current Liabilities	914,280	1,255,969
Non-current operating lease liabilities	852,897	866,097
Long-term debt, net of current portion	3,419,943	3,390,417
Non-current deferred tax liability	148,258	144,697
Other non-current liabilities	101,334	142,861
Total Liabilities	5,436,712	5,800,041
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	974,541	495,987
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 134,328,112 and 133,970,064 shares issued and outstanding at 2019 and 2020, respectively	134	134
Capital in excess of par	491,038	496,785
Retained earnings	279,800	495,964
Total Stockholders’ Equity	770,972	992,883
Non-controlling interests	158,063	179,547
Total Equity	929,035	1,172,430
Total Liabilities and Equity	$7,340,288	$7,468,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,
	2019	2020
Net operating revenues	$1,361,364	$1,232,718
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,150,150	1,082,456
General and administrative	31,339	33,461
Depreciation and amortization	54,993	52,271
Total costs and expenses	1,236,482	1,168,188
Other operating income (Note 12)	—	54,988
Income from operations	124,882	119,518
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	7,394	8,324
Gain on sale of businesses	—	346
Interest expense	(51,464)	(37,366)
Income before income taxes	80,812	90,822
Income tax expense	20,826	23,336
Net income	59,986	67,486
Less: Net income attributable to non-controlling interests	15,170	15,836
Net income attributable to Select Medical Holdings Corporation	$44,816	$51,650
Earnings per common share (Note 10):
Basic	$0.33	$0.39
Diluted	$0.33	$0.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Six Months Ended June 30,
	2019	2020
Net operating revenues	$2,685,995	$2,647,350
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	2,282,242	2,282,827
General and administrative	60,016	67,292
Depreciation and amortization	107,131	104,023
Total costs and expenses	2,449,389	2,454,142
Other operating income (Note 12)	—	54,988
Income from operations	236,606	248,196
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	11,760	10,912
Gain on sale of businesses	6,532	7,547
Interest expense	(102,275)	(83,473)
Income before income taxes	152,623	183,182
Income tax expense	39,293	45,248
Net income	113,330	137,934
Less: Net income attributable to non-controlling interests	27,680	33,159
Net income attributable to Select Medical Holdings Corporation	$85,650	$104,775
Earnings per common share (Note 10):
Basic	$0.63	$0.78
Diluted	$0.63	$0.78

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2020

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				53,125	53,125		53,125
Net income attributable to non-controlling interests					—	10,067	10,067
Issuance of restricted stock	2	0	0		—		—
Forfeitures of unvested restricted stock	(15)	0	0		—		—
Vesting of restricted stock			6,136		6,136		6,136
Repurchase of common shares	(492)	0	(5,350)	(3,341)	(8,691)		(8,691)
Issuance of non-controlling interests					—	1,679	1,679
Distributions to and purchases of non-controlling interests				(2,726)	(2,726)	(4,048)	(6,774)
Redemption adjustment on non-controlling interests				(10,123)	(10,123)		(10,123)
Other				(55)	(55)	420	365
Balance at March 31, 2020	133,823	$134	$491,824	$316,680	$808,638	$166,181	$974,819
Net income attributable to Select Medical Holdings Corporation				51,650	51,650		51,650
Net income attributable to non-controlling interests					—	12,572	12,572
Issuance of restricted stock	200	0	0		—		—
Forfeitures of unvested restricted stock	(7)	0	0		—		—
Vesting of restricted stock			6,262		6,262		6,262
Repurchase of common shares	(46)	0	(441)	(283)	(724)		(724)
Issuance of non-controlling interests					—	7	7
Distributions to and purchases of non-controlling interests			(65)		(65)	(418)	(483)
Redemption adjustment on non-controlling interests				127,916	127,916		127,916
Other			(795)	1	(794)	1,205	411
Balance at June 30, 2020	133,970	$134	$496,785	$495,964	$992,883	$179,547	$1,172,430

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

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2020
Operating activities
Net income	$113,330	$137,934
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	11,148	11,223
Depreciation and amortization	107,131	104,023
Provision for expected credit losses	1,958	253
Equity in earnings of unconsolidated subsidiaries	(11,760)	(10,912)
Gain on sale of assets and businesses	(6,354)	(7,881)
Stock compensation expense	12,613	13,866
Amortization of debt discount, premium and issuance costs	6,326	1,093
Deferred income taxes	(6,290)	(3,416)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(85,873)	13,179
Other current assets	(9,236)	713
Other assets	(939)	11,504
Accounts payable	2,670	4,251
Accrued expenses	(18,156)	4,028
Government advances	—	316,992
Unearned government assistance	—	45,505
Income taxes	16,346	43,743
Net cash provided by operating activities	132,914	686,098
Investing activities
Business combinations, net of cash acquired	(86,062)	(6,961)
Purchases of property and equipment	(89,285)	(71,253)
Investment in businesses	(52,257)	(14,749)
Proceeds from sale of assets and businesses	125	12,401
Net cash used in investing activities	(227,479)	(80,562)
Financing activities
Borrowings on revolving facilities	635,000	470,000
Payments on revolving facilities	(460,000)	(470,000)
Payments on term loans	(132,685)	(39,843)
Borrowings of other debt	14,230	31,487
Principal payments on other debt	(12,680)	(35,733)
Repurchase of common stock	(13,620)	(9,415)
Proceeds from exercise of stock options	459	—
Increase in overdrafts	2,176	—
Proceeds from issuance of non-controlling interests	18,288	1,686
Distributions to and purchases of non-controlling interests	(7,745)	(13,660)
Purchase of membership interests of Concentra Group Holdings Parent (Note 4)	—	(366,203)
Net cash provided by (used in) financing activities	43,423	(431,681)
Net increase (decrease) in cash and cash equivalents	(51,142)	173,855
Cash and cash equivalents at beginning of period	175,178	335,882
Cash and cash equivalents at end of period	$124,036	$509,737
Supplemental Information
Cash paid for interest	$97,909	$86,124
Cash paid for taxes	29,241	4,920
Operating lease right-of-use assets obtained in exchange for lease liabilities, excluding adoption impact of ASC Topic 842 at January 1, 2019	66,977	132,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.               Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2020, and for the three and six month periods ended June 30, 2019 and 2020, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2020.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, patient accounts receivable which are due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 15% and 13% of the Company’s accounts receivable is from Medicare at December 31, 2019, and June 30, 2020, respectively.
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
The changes in redeemable non-controlling interests are as follows (in thousands):

	Six Months Ended June 30,
	2019	2020
Balance as of January 1	$780,488	$974,541
Net income attributable to redeemable non-controlling interests	7,700	7,256
Distributions to and purchases of redeemable non-controlling interests	(2,771)	(5,687)
Purchase of membership interests of Concentra Group Holdings Parent	—	(366,203)
Redemption adjustment on redeemable non-controlling interests	47,470	10,123
Other	354	347
Balance as of March 31	$833,241	$620,377
Net income attributable to redeemable non-controlling interests	11,507	3,264
Distributions to and purchases of redeemable non-controlling interests	(395)	(30)
Redemption adjustment on redeemable non-controlling interests	(270)	(127,916)
Other	339	292
Balance as of June 30	$844,422	$495,987

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
The total assets of Concentra’s variable interest entities, which are comprised principally of accounts receivable, were $178.4 million and $153.2 million at December 31, 2019, and June 30, 2020, respectively. The total liabilities of Concentra’s variable interest entities, which are comprised principally of accounts payable, accrued expenses, and obligations payable for services received under the aforementioned management agreements, were $176.7 million and $151.9 million at December 31, 2019, and June 30, 2020, respectively.
6.  Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2019	$1,078,804	$430,900	$649,763	$1,232,488	$3,391,955
Acquired	—	—	728	4,567	5,295
Sold	—	—	(6,034)	—	(6,034)
Measurement period adjustment	—	—	—	(20)	(20)
Balance as of June 30, 2020	$1,078,804	$430,900	$644,457	$1,237,035	$3,391,196
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2019			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	17,157	—	17,157	18,410	—	18,410
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	287,373	(87,346)	200,027	288,963	(100,300)	188,663
Non-compete agreements	32,114	(8,802)	23,312	32,883	(10,262)	22,621
Total identifiable intangible assets	$510,216	$(101,148)	$409,068	$513,828	$(115,562)	$398,266

The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At June 30, 2020, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 6.7 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $8.9 million and $6.9 million for the three months ended June 30, 2019 and 2020, respectively. Amortization expense was $16.0 million and $13.8 million for the six months ended June 30, 2019 and 2020, respectively.
7.  Long-Term Debt and Notes Payable
As of June 30, 2020, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select 6.250% senior notes	$1,225,000	$36,890	$(18,455)	$1,243,435	$1,238,353
Select credit facilities:
Select term loan	2,103,437	(9,404)	(10,251)	2,083,782	1,987,748
Other debt, including finance leases	76,984	—	(349)	76,635	76,635
Total debt	$3,405,421	$27,486	$(29,055)	$3,403,852	$3,302,736
Principal maturities of the Company’s long-term debt and notes payable were approximately as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Select 6.250% senior notes	$—	$—	$—	$—	$—	$1,225,000	$1,225,000
Select credit facilities:
Select term loan	—	—	—	4,757	11,150	2,087,530	2,103,437
Other debt, including finance leases	8,745	8,510	3,583	20,715	23,532	11,899	76,984
Total debt	$8,745	$8,510	$3,583	$25,472	$34,682	$3,324,429	$3,405,421
As of December 31, 2019, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select 6.250% senior notes	$1,225,000	$39,988	$(19,944)	$1,245,044	$1,322,020
Select credit facilities:
Select term loan	2,143,280	(10,411)	(11,348)	2,121,521	2,145,959
Other debt, including finance leases	78,941	—	(396)	78,545	78,545
Total debt	$3,447,221	$29,577	$(31,688)	$3,445,110	$3,546,524
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

8.  Segment Information
The Company’s reportable segments include the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services with non-consolidating subsidiaries. For the three and six months ended June 30, 2020, the Company’s other activities include other operating income related to the recognition of payments received under the Provider Relief Fund for losses of revenue and health care related expenses attributable to the coronavirus disease 2019 (“COVID-19”). Refer to Note 12 – CARES Act for further information.
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)
Net operating revenues:
Critical illness recovery hospital	$461,143	$519,626	$918,677	$1,020,147
Rehabilitation hospital	160,374	168,667	314,932	350,686
Outpatient rehabilitation	261,891	167,138	508,796	422,387
Concentra	413,451	312,338	809,772	710,873
Other	64,505	64,949	133,818	143,257
Total Company	$1,361,364	$1,232,718	$2,685,995	$2,647,350
Adjusted EBITDA:
Critical illness recovery hospital	$64,138	$89,743	$137,136	$178,313
Rehabilitation hospital	29,968	27,605	55,765	66,174
Outpatient rehabilitation	42,584	(6,282)	71,575	20,840
Concentra	76,087	41,497	142,345	102,963
Other	(26,544)	26,189	(50,471)	(2,205)
Total Company	$186,233	$178,752	$356,350	$366,085
Total assets:
Critical illness recovery hospital	$2,119,574	$2,115,294	$2,119,574	$2,115,294
Rehabilitation hospital	1,107,852	1,135,206	1,107,852	1,135,206
Outpatient rehabilitation	1,265,487	1,267,308	1,265,487	1,267,308
Concentra	2,447,387	2,351,974	2,447,387	2,351,974
Other	166,640	598,676	166,640	598,676
Total Company	$7,106,940	$7,468,458	$7,106,940	$7,468,458
Purchases of property and equipment:
Critical illness recovery hospital	$14,488	$14,970	$24,648	$23,935
Rehabilitation hospital	5,356	1,923	18,539	5,248
Outpatient rehabilitation	6,705	6,593	15,745	14,977
Concentra	12,240	6,820	27,938	22,406
Other	1,423	1,739	2,415	4,687
Total Company	$40,212	$32,045	$89,285	$71,253

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$64,138	$29,968	$42,584	$76,087	$(26,544)
Depreciation and amortization	(14,495)	(6,696)	(6,991)	(24,479)	(2,332)
Stock compensation expense	—	—	—	(767)	(5,591)
Income (loss) from operations	$49,643	$23,272	$35,593	$50,841	$(34,467)	$124,882
Equity in earnings of unconsolidated subsidiaries						7,394
Interest expense						(51,464)
Income before income taxes						$80,812

	Three Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$89,743	$27,605	$(6,282)	$41,497	$26,189
Depreciation and amortization	(13,892)	(6,907)	(7,194)	(21,857)	(2,421)
Stock compensation expense	—	—	—	(701)	(6,262)
Income (loss) from operations	$75,851	$20,698	$(13,476)	$18,939	$17,506	$119,518
Equity in earnings of unconsolidated subsidiaries						8,324
Gain on sale of business						346
Interest expense						(37,366)
Income before income taxes						$90,822

	Six Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$137,136	$55,765	$71,575	$142,345	$(50,471)
Depreciation and amortization	(25,946)	(13,098)	(14,023)	(49,383)	(4,681)
Stock compensation expense	—	—	—	(1,534)	(11,079)
Income (loss) from operations	$111,190	$42,667	$57,552	$91,428	$(66,231)	$236,606
Equity in earnings of unconsolidated subsidiaries						11,760
Gain on sale of businesses						6,532
Interest expense						(102,275)
Income before income taxes						$152,623

	Six Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$178,313	$66,174	$20,840	$102,963	$(2,205)
Depreciation and amortization	(26,228)	(13,794)	(14,412)	(44,744)	(4,845)
Stock compensation expense	—	—	—	(1,468)	(12,398)
Income (loss) from operations	$152,085	$52,380	$6,428	$56,751	$(19,448)	$248,196
Equity in earnings of unconsolidated subsidiaries						10,912
Gain on sale of businesses						7,547
Interest expense						(83,473)
Income before income taxes						$183,182

9.  Revenue from Contracts with Customers
Net operating revenues consist primarily of revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues for the three and six months ended June 30, 2019 and 2020:

	Three Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$223,688	$77,260	$43,869	$474	$—	$345,291
Non-Medicare	234,616	73,972	198,241	410,277	—	917,106
Total patient services revenues	458,304	151,232	242,110	410,751	—	1,262,397
Other revenues	2,839	9,142	19,781	2,700	64,505	98,967
Total net operating revenues	$461,143	$160,374	$261,891	$413,451	$64,505	$1,361,364

	Three Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$215,508	$71,510	$20,049	$257	$—	$307,324
Non-Medicare	301,065	87,697	135,103	309,467	—	833,332
Total patient services revenues	516,573	159,207	155,152	309,724	—	1,140,656
Other revenues	3,053	9,460	11,986	2,614	64,949	92,062
Total net operating revenues	$519,626	$168,667	$167,138	$312,338	$64,949	$1,232,718

	Six Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$461,857	$151,839	$84,147	$1,029	$—	$698,872
Non-Medicare	451,575	144,614	386,155	803,513	—	1,785,857
Total patient services revenues	913,432	296,453	470,302	804,542	—	2,484,729
Other revenues	5,245	18,479	38,494	5,230	133,818	201,266
Total net operating revenues	$918,677	$314,932	$508,796	$809,772	$133,818	$2,685,995

	Six Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$457,017	$162,262	$60,881	$729	$—	$680,889
Non-Medicare	557,012	169,133	331,993	704,500	—	1,762,638
Total patient services revenues	1,014,029	331,395	392,874	705,229	—	2,443,527
Other revenues	6,118	19,291	29,513	5,644	143,257	203,823
Total net operating revenues	$1,020,147	$350,686	$422,387	$710,873	$143,257	$2,647,350

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no dividends declared or contractual dividends paid for the three and six months ended June 30, 2019 and 2020.
(ii)The remaining undistributed net income of the Company is then equally allocated to its common stock and unvested restricted stock awards, as if all of the earnings for the period had been distributed. The total net income allocated to each security is determined by adding both distributed and undistributed net income for the period.
(iii)The net income allocated to each security is then divided by the weighted average number of outstanding shares for the period to determine the EPS for each security considered in the two-class method.
The following table sets forth the net income attributable to the Company, its common shares outstanding, and its participating securities outstanding.

	Basic EPS		Diluted EPS
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)
Net income	$59,986	$67,486	$59,986	$67,486
Less: net income attributable to non-controlling interests	15,170	15,836	15,170	15,836
Net income attributable to the Company	44,816	51,650	44,816	51,650
Less: net income attributable to participating securities	1,484	1,778	1,484	1,778
Net income attributable to common shares	$43,332	$49,872	$43,332	$49,872

	Basic EPS		Diluted EPS
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)
Net income	$113,330	$137,934	$113,330	$137,934
Less: net income attributable to non-controlling interests	27,680	33,159	27,680	33,159
Net income attributable to the Company	85,650	104,775	85,650	104,775
Less: net income attributable to participating securities	2,827	3,596	2,826	3,596
Net income attributable to common shares	$82,823	$101,179	$82,824	$101,179
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended June 30, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$43,332	130,525	$0.33	$43,332	130,562	$0.33
Participating securities	1,484	4,471	$0.33	1,484	4,471	$0.33
Total Company	$44,816			$44,816

	Three Months Ended June 30, 2020
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$49,872	129,319	$0.39	$49,872	129,319	$0.39
Participating securities	1,778	4,610	$0.39	1,778	4,610	$0.39
Total Company	$51,650			$51,650

	Six Months Ended June 30, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$82,823	130,672	$0.63	$82,824	130,711	$0.63
Participating securities	2,827	4,460	$0.63	2,826	4,460	$0.63
Total Company	$85,650			$85,650

	Six Months Ended June 30, 2020
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$101,179	129,479	$0.78	$101,179	129,479	$0.78
Participating securities	3,596	4,602	$0.78	3,596	4,602	$0.78
Total Company	$104,775			$104,775
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $40.0 million. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has designed a separate insurance program that responds to the risks of the specific joint venture. The Company’s joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for each specific joint venture. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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

Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital-Wilmington, Inc. (“SSH-Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16‑347‑LPS. The Complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, in May 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff-relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that defendants violated the Delaware False Claims and Reporting Act. It denied the defendants’ motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to plaintiff-relator’s failure to timely serve the amended complaint upon her.
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
Ann Arbor Complaint. On May 12, 2020, the United States District Court for the Eastern District of Michigan unsealed qui tam Complaints in United States of America and State of Michigan ex rel. Neal Elkin v. Select Medical Holdings Corp., Select Medical, and Select Specialty Hospital – Ann Arbor, Inc. (“SSH-Ann Arbor”), No. 12-cv-13984. An initial Complaint was filed under seal in September 2012 and a First Amended Complaint was filed under seal in September 2019. Both Complaints were unsealed after the United States and State of Michigan filed a Notice of Election to Decline Intervention in May 2020. In the First Amended Complaint, the plaintiff-relator, a physician formerly practicing at SSH-Ann Arbor, alleges that the defendants had a policy to keep respiratory patients on ventilators longer than medically necessary in order to increase reimbursement, and that, after he complained of this practice, SSH-Ann Arbor retaliated by refusing to assign new patients to him. The First Amended Complaint has not yet been served on the defendants. If the plaintiff-relator serves the First Amended Complaint and pursues this action, the Company intends to vigorously defend this action; however, at this time the Company is unable to predict the timing and outcome of this matter.

12.  CARES Act
Provider Relief Funds
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. These health care related expenses could include costs associated with constructing temporary structures or emergency operation centers, retrofitting facilities, purchasing medical supplies and equipment including personal protective equipment and testing supplies, and increasing workforce and trainings.
The Company’s consolidated subsidiaries received approximately $100.5 million of payments under the Provider Relief Fund as of June 30, 2020. Under the Company’s accounting policy, it will recognize these payments as other operating income when it is probable that it has complied with the terms and conditions of the funds. Other operating income will be recognized as the Company incurs a loss of revenues or health care related expenses attributable to COVID-19. For the three and six months ended June 30, 2020, the Company has recognized approximately $55.0 million as other operating income on the accompanying condensed consolidated statement of operations. The remaining Provider Relief Fund payments of approximately $45.5 million are recorded within “unearned government assistance” on the accompanying condensed consolidated balance sheet and will be recognized as other operating income in future periods when the Company incurs additional lost revenues or health care related expenses attributable to COVID-19. There is uncertainty regarding whether all payments received by the Company’s consolidated subsidiaries will be recognized as other operating income in future periods; such funds may need to be repaid to the government to the extent that payments received exceed lost revenues and health care related expenses attributable to COVID-19.
Medicare Accelerated and Advance Payments Program
In accordance with the CARES Act, CMS temporarily expanded its current Accelerated and Advance Payment Program for Medicare providers. Under this program, qualified healthcare providers could receive advanced or accelerated payments from CMS. The Company’s consolidated subsidiaries received approximately $317.0 million of advanced payments under this program. The majority of these payments were received in April 2020. Amounts received under the Accelerated and Advance Payment Program are reflected in “government advances” on the accompanying condensed consolidated balance sheet.
For the Company’s critical illness recovery hospitals and rehabilitation hospitals, repayment of amounts received under the Accelerated and Advance Payment Program are due 210 days after the advanced payment was issued. Failure to repay the advanced payments when due results in interest charges on the outstanding balance owed. CMS has the ability to recoup the advanced payments through future Medicare claims billed by the Company’s hospitals, beginning 121 days after the advanced payment was issued.
Employer Payroll Tax Deferral
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as allowed by the CARES Act through December 31, 2020. The Company is able to defer half of its share of payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022. As of June 30, 2020, the Company deferred approximately $33.1 million of payroll taxes. These amounts are reflected in “other non-current liabilities” on the accompanying condensed consolidated balance sheet.
13.  Income Taxes
The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. This legislation had the effect of increasing the Company’s deferred income taxes and decreasing its current income taxes payable by approximately $15.5 million and resulted from a correction to allow for bonus depreciation on certain types of qualified property for tax years beginning January 1, 2018, and the provision for an increase in the amounts allowed for interest expense deductions for tax years beginning January 1, 2019. The legislation related to net operating losses did not impact the Company’s deferred tax balances.

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
Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on our management’s beliefs and assumptions, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our services, the expansion of our services, competitive conditions, and general economic conditions. These assumptions could prove inaccurate. Forward-looking statements also involve known and unknown risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond our ability to control or predict. Such factors include, but are not limited to, the following:
•developments related to the COVID-19 pandemic including, but not limited to, the duration and severity of the pandemic, additional measures taken by government authorities and the private sector to limit the spread of COVID-19, and further legislative and regulatory actions which impact healthcare providers, including actions that may impact the Medicare program;
•changes in government reimbursement for our services and/or new payment policies may result in a reduction in net operating revenues, an increase in costs, and a reduction in profitability;
•the failure of our Medicare-certified long term care hospitals or inpatient rehabilitation facilities to maintain their Medicare certifications may cause our net operating revenues and profitability to decline;
•the failure of our Medicare-certified long term care hospitals and inpatient rehabilitation facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our net operating revenues and profitability to decline;
•a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;
•acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources, or expose us to unforeseen liabilities;
•our plans and expectations related to our acquisitions and our ability to realize anticipated synergies;
•private third-party payors for our services may adopt payment policies that could limit our future net operating revenues and profitability;
•the failure to maintain established relationships with the physicians in the areas we serve could reduce our net operating revenues and profitability;
•shortages in qualified nurses, therapists, physicians, or other licensed providers, or the inability to attract or retain healthcare professionals due to the heightened risk of infection related to the COVID-19 pandemic, could increase our operating costs significantly or limit our ability to staff our facilities;
•competition may limit our ability to grow and result in a decrease in our net operating revenues and profitability;
•the loss of key members of our management team could significantly disrupt our operations;
•the effect of claims asserted against us could subject us to substantial uninsured liabilities;
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC, including the risk factors discussed in Item 1A. Risk Factors on this Form 10-Q.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of June 30, 2020, we had operations in 47 states and the District of Columbia. We operated 101 critical illness recovery hospitals in 28 states, 29 rehabilitation hospitals in 12 states, and 1,757 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 522 occupational health centers in 41 states as of June 30, 2020. Concentra also provides contract services at employer worksites and Department of Veterans Affairs community-based outpatient clinics (“CBOCs”).
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had net operating revenues of $2,647.4 million for the six months ended June 30, 2020. Of this total, we earned approximately 39% of our net operating revenues from our critical illness recovery hospital segment, approximately 13% from our rehabilitation hospital segment, approximately 16% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services. Additionally, our Concentra segment delivers veteran’s healthcare through its Department of Veterans Affairs CBOCs.

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
The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)
Net income	$59,986	$67,486	$113,330	$137,934
Income tax expense	20,826	23,336	39,293	45,248
Interest expense	51,464	37,366	102,275	83,473
Gain on sale of businesses	—	(346)	(6,532)	(7,547)
Equity in earnings of unconsolidated subsidiaries	(7,394)	(8,324)	(11,760)	(10,912)
Income from operations	124,882	119,518	236,606	248,196
Stock compensation expense:
Included in general and administrative	4,796	5,451	9,544	10,888
Included in cost of services	1,562	1,512	3,069	2,978
Depreciation and amortization	54,993	52,271	107,131	104,023
Adjusted EBITDA	$186,233	$178,752	$356,350	$366,085

Effects of the COVID-19 Pandemic on our Results of Operations
The continuing implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. We have provided net operating revenues and certain operating statistics to assist readers in understanding how the COVID-19 pandemic impacted each of our segments during the three and six months ended June 30, 2020. Please refer to our risk factors discussed in Item 1A. “Risk Factors” of this Form 10-Q and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 for further discussion.
Critical Illness Recovery Hospital Segment. Our critical illness recovery hospitals are a key component of the inpatient hospital continuum of care. Both CMS and Congress acted to temporarily suspend certain regulations concerning length of stay requirements, which apply to our critical illness recovery hospitals, in order to facilitate the transfer of patients from general acute care hospitals (see “Regulatory Changes” for further discussion of the temporary suspension of regulations). This was done in order to expand hospital bed capacity to care for COVID-19 patients. COVID-19 has become more prevalent in certain markets that we serve; as a result, our critical illness recovery hospitals have admitted patients with COVID-19 and we have faced the challenging task of treating those patients while also taking measures to protect our patients and staff members who do not have COVID-19. The pandemic has caused, and will continue to cause, disruptions in our critical illness recovery hospitals, which include, in some cases, the addition or reduction of beds, the creation of isolated units and spaces, temporary increases or restrictions on admissions, the incurrence of additional costs, staff illnesses, and the increased use of contract clinical labor.
The following table shows the trend in net operating revenues and patient day volume for each of the periods presented, as well as the number of critical illness recovery hospitals we operated at the end of each period.

	One Month Ended						Three Months Ended June 30	Six Months Ended June 30
	January 31	February 28	March 31	April 30	May 31	June 30
2020
Critical illness recovery hospital
Net operating revenues	$163,238	$165,375	$171,908	$171,445	$178,223	$169,958	$519,626	$1,020,147
Patient days	90,783	87,844	91,831	90,710	95,191	90,988	276,889	547,347
Occupancy rate	69%	72%	70%	71%	72%	71%	72%	71%
Number of hospitals owned	100	100	100	100	100	100	100	100
2019
Critical illness recovery hospital
Net operating revenues	$149,799	$145,586	$162,149	$156,231	$156,422	$148,490	$461,143	$918,677
Patient days	86,238	80,806	91,085	88,357	89,350	85,153	262,860	520,989
Occupancy rate	69%	71%	73%	70%	69%	68%	69%	70%
Number of hospitals owned	96	96	96	99	99	99	99	99

The following table summarizes the changes in our net operating revenues and patient day volume for 2020, as compared to the same period in 2019, for each of the periods presented.

	One Month Ended						Three Months Ended June 30	Six Months Ended June 30
	January 31	February 28	March 31	April 30	May 31	June 30
Critical illness recovery hospital
Net operating revenues	9.0%	13.6%	6.0%	9.7%	13.9%	14.5%	12.7%	11.0%
Patient days	5.3%	8.7%	0.8%	2.7%	6.5%	6.9%	5.3%	5.1%

Rehabilitation Hospital Segment. Our rehabilitation hospitals receive most of their admissions from general acute care hospitals. Both CMS and Congress acted to temporarily suspend certain regulations that govern admissions into our rehabilitation hospitals in order to facilitate the transfer of patients from general acute care hospitals and critical illness recovery hospitals (see “Regulatory Changes” for further discussion of the temporary suspension of regulations). This was done in order to expand hospital bed capacity to care for COVID-19 patients. COVID-19 has become more prevalent in certain markets that we serve; as a result, our rehabilitation hospitals have admitted patients with COVID-19 and we have faced the challenging task of treating those patients while also taking measures to protect our patients and staff members who do not have COVID-19. The pandemic has caused, and will continue to cause, disruptions in our rehabilitation hospitals, which include, in some cases, the addition or reduction of beds, the creation of isolated units and spaces, temporary restrictions on admissions, the incurrence of additional costs, staff illnesses, and the increased use of contract clinical labor. At the beginning of the pandemic, elective surgeries at hospitals and other facilities were suspended, which reduced the need for inpatient rehabilitation services. Beginning in May, state governors and health departments began to ease the restrictions imposed at the beginning of the pandemic and hospitals began to perform elective surgeries again, which has increased the need for the services provided by our rehabilitation hospitals.
The following table shows the trend in net operating revenues and patient day volume for each of the periods presented, as well as the number of rehabilitation hospitals we operated at the end of each period.

	One Month Ended						Three Months Ended June 30	Six Months Ended June 30
	January 31	February 28	March 31	April 30	May 31	June 30
2020
Rehabilitation hospital
Net operating revenues	$61,673	$60,690	$59,656	$45,878	$57,815	$64,974	$168,667	$350,686
Patient days	32,111	31,813	30,644	23,553	29,787	30,741	84,081	178,649
Occupancy rate	79%	84%	76%	61%	73%	78%	71%	75%
Number of hospitals owned	19	19	19	19	19	19	19	19
2019
Rehabilitation hospital
Net operating revenues	$50,615	$48,080	$55,863	$51,991	$56,019	$52,364	$160,374	$314,932
Patient days	27,434	25,442	29,940	28,266	29,730	28,529	86,525	169,341
Occupancy rate	74%	76%	78%	76%	75%	73%	75%	76%
Number of hospitals owned	17	17	18	18	19	19	19	19

The following table summarizes the changes in our net operating revenues and patient day volume for 2020, as compared to the same period in 2019, for each of the periods presented.

	One Month Ended						Three Months Ended June 30	Six Months Ended June 30
	January 31	February 28	March 31	April 30	May 31	June 30
Rehabilitation hospital
Net operating revenues	21.8%	26.2%	6.8%	(11.8)%	3.2%	24.1%	5.2%	11.4%
Patient days	17.0%	25.0%	2.4%	(16.7)%	0.2%	7.8%	(2.8)%	5.5%

Outpatient Rehabilitation Segment. Beginning in mid-March, hospitals and other facilities began to suspend elective surgeries. Additionally, state governments in the areas experiencing the most significant growth of COVID-19 infections began implementing mandatory closures of non-essential or non-life sustaining businesses, restrictions on individual activities outside of the home, restrictions on travel, and closures of schools. By the end of March, most states had implemented significant restrictions on businesses and individuals. The suspension of elective surgeries at hospitals and other facilities and the reduction of physician office visits, combined with recommendations of social distancing and the other items noted above, have had significant effects on our patient visit volumes. Beginning in May, state governors and health departments began to ease the restrictions imposed at the beginning of the pandemic and hospitals began to perform elective surgeries again, which has increased the need for the services provided by our outpatient rehabilitation clinics. Additionally, most physician offices have reopened for routine office visits. While some of our volume has recovered, our outpatient rehabilitation segment continues to experience reduced volume of patients seeking rehabilitation services for employment injuries and sports activities.

The following table shows the trend in net operating revenues and patient visit volume for each of the periods presented, as well as the number of working days for each period.

	One Month Ended						Three Months Ended June 30	Six Months Ended June 30
	January 31	February 28	March 31	April 30	May 31	June 30
2020
Outpatient Rehabilitation
Net operating revenues	$90,924	$88,239	$76,086	$49,084	$51,186	$66,868	$167,138	$422,387
Visits	757,171	739,061	626,433	386,108	409,703	546,456	1,342,267	3,464,932
Working days(1)	22	20	22	22	20	22	64	128
2019
Outpatient Rehabilitation
Net operating revenues	$83,185	$78,573	$85,147	$90,230	$90,272	$81,389	$261,891	$508,796
Visits	687,007	658,610	708,866	762,914	759,829	680,762	2,203,505	4,257,988
Working days(1)	22	20	21	22	22	20	64	127
_______________________________________________________________________________
(1) Represents the number of days in which normal business operations were conducted during the periods presented.
The following table summarizes the changes in our net operating revenues and patient visit volume for 2020, as compared to the same period in 2019, for each of the periods presented below.

	One Month Ended						Three Months Ended June 30	Six Months Ended June 30
	January 31	February 28	March 31	April 30	May 31	June 30
Outpatient Rehabilitation
Net operating revenues	9.3%	12.3%	(10.6)%	(45.6)%	(43.3)%	(17.8)%	(36.2)%	(17.0)%
Visits	10.2%	12.2%	(11.6)%	(49.4)%	(46.1)%	(19.7)%	(39.1)%	(18.6)%

Concentra Segment. Beginning in mid-March, state governments in the areas experiencing the most significant growth of COVID-19 infections began implementing mandatory closures of non-essential or non-life sustaining businesses. By the end of March, most states implemented significant restrictions on businesses, causing many employers to furlough their workforce and temporarily cease or significantly reduce their operations. These actions have had significant effects on our patient visit volumes. Beginning in May, state governors and health departments began to ease the restrictions imposed at the beginning of the pandemic and employers began to increase their workforce, which has resulted in an increased need for our occupational health services.
The following table shows the trend in net operating revenues and patient visit volume for each of the periods presented, as well as the number of working days for each period.

	One Month Ended						Three Months Ended June 30	Six Months Ended June 30
	January 31	February 28	March 31	April 30	May 31	June 30
2020
Concentra
Net operating revenues	$141,236	$133,690	$123,609	$91,178	$99,228	$121,932	$312,338	$710,873
Visits	1,032,069	965,741	879,585	610,555	674,629	865,896	2,151,080	5,028,475
Working days(1)	22	20	22	22	20	22	64	128
2019
Concentra
Net operating revenues	$133,507	$126,309	$136,505	$140,050	$143,183	$130,218	$413,451	$809,772
Visits	985,598	919,065	1,006,944	1,040,543	1,073,763	988,783	3,103,089	6,014,696
Working days(1)	22	20	21	22	22	20	64	127
_______________________________________________________________________________
(1) Represents the number of days in which normal business operations were conducted during the periods presented.

The following table summarizes the changes in our net operating revenues and patient visit volume for 2020, as compared to the same period in 2019, for each of the periods presented below.

	One Month Ended						Three Months Ended June 30	Six Months Ended June 30
	January 31	February 28	March 31	April 30	May 31	June 30
Concentra
Net operating revenues	5.8%	5.8%	(9.4)%	(34.9)%	(30.7)%	(6.4)%	(24.5)%	(12.2)%
Visits	4.7%	5.1%	(12.6)%	(41.3)%	(37.2)%	(12.4)%	(30.7)%	(16.4)%

Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three and six months ended June 30, 2019 and 2020. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three and six months ended June 30, 2019 and 2020.
The continued uncertainty of the potential impact of the COVID-19 pandemic on the healthcare sector could have a materially adverse impact our business, results of operations, and overall financial performance in future periods. See Item 1A. “Risk Factors” of this Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

Summary Financial Results
Three Months Ended June 30, 2020
For the three months ended June 30, 2020, our net operating revenues were $1,232.7 million, compared to $1,361.4 million for the three months ended June 30, 2019. Income from operations was $119.5 million for the three months ended June 30, 2020, compared to $124.9 million for the three months ended June 30, 2019. For the three months ended June 30, 2020, income from operations included other operating income of $55.0 million related to the recognition of payments received under the Provider Relief Fund for loss of revenue and health care related expenses attributable to COVID-19.
Net income increased 12.5% to $67.5 million for the three months ended June 30, 2020, compared to $60.0 million for the three months ended June 30, 2019. Net income included a pre-tax gain on sale of businesses of $0.3 million for the three months ended June 30, 2020.
Adjusted EBITDA was $178.8 million for the three months ended June 30, 2020, compared to $186.2 million for the three months ended June 30, 2019. Our Adjusted EBITDA margin was 14.5% for the three months ended June 30, 2020, compared to 13.7% for the three months ended June 30, 2019.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$519,626	$168,667	$167,138	$312,338	$64,949	$1,232,718
Operating expenses	(429,883)	(141,062)	(173,420)	(272,331)	(99,221)	(1,115,917)
Depreciation and amortization	(13,892)	(6,907)	(7,194)	(21,857)	(2,421)	(52,271)
Other operating income	—	—	—	789	54,199	54,988
Income (loss) from operations	$75,851	$20,698	$(13,476)	$18,939	$17,506	$119,518
Depreciation and amortization	13,892	6,907	7,194	21,857	2,421	52,271
Stock compensation expense	—	—	—	701	6,262	6,963
Adjusted EBITDA	$89,743	$27,605	$(6,282)	$41,497	$26,189	$178,752
Adjusted EBITDA margin	17.3%	16.4%	(3.8)%	13.3%	N/M	14.5%

	Three Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$461,143	$160,374	$261,891	$413,451	$64,505	$1,361,364
Operating expenses	(397,005)	(130,406)	(219,307)	(338,131)	(96,640)	(1,181,489)
Depreciation and amortization	(14,495)	(6,696)	(6,991)	(24,479)	(2,332)	(54,993)
Income (loss) from operations	$49,643	$23,272	$35,593	$50,841	$(34,467)	$124,882
Depreciation and amortization	14,495	6,696	6,991	24,479	2,332	54,993
Stock compensation expense	—	—	—	767	5,591	6,358
Adjusted EBITDA	$64,138	$29,968	$42,584	$76,087	$(26,544)	$186,233
Adjusted EBITDA margin	13.9%	18.7%	16.3%	18.4%	N/M	13.7%

The following table summarizes changes in segment performance measures for the three months ended June 30, 2020, compared to the three months ended June 30, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	12.7%	5.2%	(36.2)%	(24.5)%	0.7%	(9.4)%
Change in income from operations	52.8%	(11.1)%	(137.9)%	(62.7)%	N/M	(4.3)%
Change in Adjusted EBITDA	39.9%	(7.9)%	(114.8)%	(45.5)%	N/M	(4.0)%
_______________________________________________________________________________
N/M —  Not meaningful.

Six Months Ended June 30, 2020
For the six months ended June 30, 2020, our net operating revenues were $2,647.4 million, compared to $2,686.0 million for the six months ended June 30, 2019. Income from operations increased 4.9% to $248.2 million for the six months ended June 30, 2020, compared to $236.6 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, income from operations included other operating income of $55.0 million related to the recognition of payments received under the Provider Relief Fund for loss of revenue and health care related expenses attributable to COVID-19.
Net income increased 21.7% to $137.9 million for the six months ended June 30, 2020, compared to $113.3 million for the six months ended June 30, 2019. Net income included a pre-tax gain on sale of businesses of $7.5 million and $6.5 million for the six months ended June 30, 2020 and 2019, respectively.
Adjusted EBITDA increased 2.7% to $366.1 million for the six months ended June 30, 2020, compared to $356.4 million for the six months ended June 30, 2019. Our Adjusted EBITDA margin was 13.8% for the six months ended June 30, 2020, compared to 13.3% for the six months ended June 30, 2019.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Six Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,020,147	$350,686	$422,387	$710,873	$143,257	$2,647,350
Operating expenses	(841,834)	(284,512)	(401,547)	(610,167)	(212,059)	(2,350,119)
Depreciation and amortization	(26,228)	(13,794)	(14,412)	(44,744)	(4,845)	(104,023)
Other operating income	—	—	—	789	54,199	54,988
Income (loss) from operations	$152,085	$52,380	$6,428	$56,751	$(19,448)	$248,196
Depreciation and amortization	26,228	13,794	14,412	44,744	4,845	104,023
Stock compensation expense	—	—	—	1,468	12,398	13,866
Adjusted EBITDA	$178,313	$66,174	$20,840	$102,963	$(2,205)	$366,085
Adjusted EBITDA margin	17.5%	18.9%	4.9%	14.5%	N/M	13.8%

	Six Months Ended June 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$918,677	$314,932	$508,796	$809,772	$133,818	$2,685,995
Operating expenses	(781,541)	(259,167)	(437,221)	(668,961)	(195,368)	(2,342,258)
Depreciation and amortization	(25,946)	(13,098)	(14,023)	(49,383)	(4,681)	(107,131)
Income (loss) from operations	$111,190	$42,667	$57,552	$91,428	$(66,231)	$236,606
Depreciation and amortization	25,946	13,098	14,023	49,383	4,681	107,131
Stock compensation expense	—	—	—	1,534	11,079	12,613
Adjusted EBITDA	$137,136	$55,765	$71,575	$142,345	$(50,471)	$356,350
Adjusted EBITDA margin	14.9%	17.7%	14.1%	17.6%	N/M	13.3%
The following table summarizes changes in segment performance measures for the six months ended June 30, 2020, compared to the six months ended June 30, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	11.0%	11.4%	(17.0)%	(12.2)%	7.1%	(1.4)%
Change in income from operations	36.8%	22.8%	(88.8)%	(37.9)%	N/M	4.9%
Change in Adjusted EBITDA	30.0%	18.7%	(70.9)%	(27.7)%	N/M	2.7%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Net operating revenues generated directly from the Medicare program represented approximately 26% of our net operating revenues for the six months ended June 30, 2020, and 26% of our net operating revenues for the year ended December 31, 2019.
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
i.Inpatient rehabilitation facilities (“IRFs”), IRF units, and hospitals and units applying to be classified as IRFs, can exclude patients admitted solely to respond to the emergency from the calculation of the “60 percent rule” thresholds to receive payment as an IRF.
ii.Long-term care hospitals (“LTCHs”) are exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. Hospitals seeking LTCH classification can exclude patient stays from the greater-than-25-day average length of stay requirement where the patient was admitted or discharged to meet the demands of the COVID-19 public health emergency.
iii.Medicare will not require out-of-state physician and non-physician practitioners to be licensed in the state where they are providing services when they are licensed in another state, subject to certain conditions and state or local licensure requirements.
iv.Many requirements under the hospital conditions of participation (“CoPs”) are waived during the emergency period to give hospitals more flexibility in treating COVID-19 patients.
v.Hospitals can operate temporary expansion locations without meeting the provider-based entity requirements or certain requirements in the physical environment CoP for hospitals during the emergency. This waiver also allows hospitals to change the status of their current provider-based department locations to meet patient needs as part of the state or local pandemic plan.
vi.IRFs, LTCHs and certain other providers do not need to submit quality data to Medicare for October 1, 2019 through June 30, 2020 to comply with the quality reporting programs.
vii.The HHS Secretary waived sanctions under the physician self-referral law (i.e., Stark law) for certain types of remuneration and referral arrangements that are related to a COVID-19 purpose. The Office of the Inspector General (“OIG”) will also exercise enforcement discretion to not impose administrative sanctions under the federal anti-kickback statute for many payments covered by the Stark law waivers.
CMS also approved section 1135 waivers for 54 state Medicaid programs (including the District of Columbia, Puerto Rico, and other territories), 45 temporary changes to Medicaid or CHIP state plan amendments, and 1 traditional change to a Medicaid state plan amendment. CMS will consider specific waiver requests from providers and suppliers. We have submitted one or more specific waiver requests to make it easier for our operators or referral partners to treat COVID-19 patients, and we may submit others in the future.

Pursuant to the Coronavirus Preparedness and Response Supplemental Appropriations Act, Public Law 116-123, CMS has waived Medicare telehealth payment requirements during the emergency so that beneficiaries in all areas of the country (not just rural areas) can receive telehealth services, including in their homes, beginning on March 6, 2020. CMS issued additional waivers to permit more than 130 additional services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs.
In addition to these agency actions, the CARES Act was enacted on March 27, 2020. It provides additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 public health emergency. Some of the CARES Act provisions that may impact our operations include:
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” Half of the fund is allocated for general distribution to Medicare providers. The first $30 billion was distributed to health care providers that received Medicare fee-for-service payments in 2019. The remaining $20 billion is being distributed to Medicare providers in a manner that makes the entire $50 billion general distribution proportional to providers’ share of 2018 net patient revenue. The other half of the fund is for targeted allocations to providers in high impact COVID-19 areas ($10 billion), rural providers ($10 billion), Indian Health Service ($400 million), and unspecified allocations for treatment of uninsured COVID-19 patients and providers who need additional funding such as skilled nursing facilities, dentists, and providers that only treat Medicaid patients.
ii.Expansion of the Accelerated and Advance Payment Program to advance three months of payments to Medicare providers. CMS has the ability to recoup the advanced payments through future Medicare claims, beginning 121 days after the advanced payment was issued. Repayment of amounts received under the Accelerated and Advance Payment Program are due 210 days after the advanced payment was issued.
iii.Temporary suspension of the 2% cut to Medicare payments due to sequestration so that, for the period of May 1, 2020 to December 31, 2020, the Medicare program will be exempt from any sequestration order.
iv.Two waivers of Medicare statutory requirements regarding site neutral payment to LTCHs. The first waives the LTCH discharge payment percentage requirement (i.e., 50% rule) for the cost reporting period(s) that include the emergency period. The second waives application of the site neutral payment rate so that all LTCH cases admitted during the emergency period will be paid the LTCH-PPS standard federal rate.
v.Waiver of the IRF 3-hour rule so that IRF services provided during the public health emergency period do not need to meet the coverage requirement that patients receive at least 3 hours of therapy a day or 15 hours of therapy per week.
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
Fiscal Year 2021. On May 29, 2020, CMS published the proposed policies and payment rates for the LTCH-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). The standard federal rate for fiscal year 2021, if adopted, would be set at $43,849, an increase from the standard federal rate applicable during fiscal year 2020 of $42,678. The update to the standard federal rate for fiscal year 2021, if adopted, includes a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate would also include an area wage budget neutrality factor of 1.0018755 and a permanent, one-time budget neutrality adjustment of 1.000517 in connection with the elimination of the 25 Percent Rule. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS, if adopted, would be set at $30,515, an increase from the fixed-loss amount in the 2020 fiscal year of $26,778. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate, if adopted, would be set at $30,006, an increase from the fixed-loss amount in the 2020 fiscal year of $26,552.
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
Fiscal Year 2021. On April 21, 2020, CMS published the proposed policies and payment rates for the IRF-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). The standard payment conversion factor for discharges for fiscal year 2021 would be set at $16,847, an increase from the standard payment conversion factor applicable during fiscal year 2020 of $16,489. The update to the standard payment conversion factor for fiscal year 2021, if adopted, would include a market basket increase of 2.9%, less a productivity adjustment of 0.4%. CMS proposed to decrease the outlier threshold amount for fiscal year 2021 to $8,102 from $9,300 established in the final rule for fiscal year 2020.

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

Operating Statistics
The following table sets forth operating statistics for each of our segments for the periods presented. The operating statistics reflect data for the period of time we managed these operations. Our operating statistics include metrics we believe provide relevant insight about the number of facilities we operate, volume of services we provide to our patients, and average payment rates for services we provide. These metrics are utilized by management to monitor trends and performance in our businesses and therefore may be important to investors because management may assess our performance based in part on such metrics. Other healthcare providers may present similar statistics, and these statistics are susceptible to varying definitions. Our statistics as presented may not be comparable to other similarly titled statistics of other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Critical illness recovery hospital data:
Number of hospitals owned—start of period	96	100	96	100
Number of hospitals acquired	3	—	3	—
Number of hospitals owned—end of period	99	100	99	100
Number of hospitals managed—end of period	1	1	1	1
Total number of hospitals (all)—end of period	100	101	100	101
Available licensed beds(1)	4,230	4,308	4,230	4,308
Admissions(1)(2)	9,172	9,167	18,628	18,700
Patient days(1)(3)	262,860	276,889	520,989	547,347
Average length of stay (days)(1)(4)	28	30	28	30
Net revenue per patient day(1)(5)	$1,739	$1,867	$1,749	$1,853
Occupancy rate(1)(6)	69%	72%	70%	71%
Percent patient days—Medicare(1)(7)	50%	42%	52%	46%
Rehabilitation hospital data:
Number of hospitals owned—start of period	18	19	17	19
Number of hospital start-ups	1	—	2	—
Number of hospitals owned—end of period	19	19	19	19
Number of hospitals managed—end of period	9	10	9	10
Total number of hospitals (all)—end of period	28	29	28	29
Available licensed beds(1)	1,299	1,309	1,299	1,309
Admissions(1)(2)	6,017	5,713	11,853	12,046
Patient days(1)(3)	86,525	84,081	169,341	178,649
Average length of stay (days)(1)(4)	14	15	14	15
Net revenue per patient day(1)(5)	$1,635	$1,831	$1,634	$1,778
Occupancy rate(1)(6)	75%	71%	76%	75%
Percent patient days—Medicare(1)(7)	50%	43%	51%	48%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,407	1,471	1,423	1,461
Number of clinics acquired	10	1	14	3
Number of clinic start-ups	11	13	22	25
Number of clinics closed/sold	(9)	(10)	(40)	(14)
Number of clinics owned—end of period	1,419	1,475	1,419	1,475
Number of clinics managed—end of period	276	282	276	282
Total number of clinics (all)—end of period	1,695	1,757	1,695	1,757
Number of visits(1)(8)	2,203,505	1,342,267	4,257,988	3,464,932
Net revenue per visit(1)(9)	$102	$106	$103	$105

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Concentra data:
Number of centers owned—start of period	525	523	524	521
Number of centers acquired	4	—	5	4
Number of centers closed/sold	(3)	(1)	(3)	(3)
Number of centers owned—end of period	526	522	526	522
Number of onsite clinics operated—end of period	129	129	129	129
Number of CBOCs owned—end of period	33	33	33	33
Number of visits(1)(8)	3,103,089	2,151,080	6,014,696	5,028,475
Net revenue per visit(1)(9)	$121	$124	$122	$124
_______________________________________________________________________________
(1)Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics are excluded.
(2)Represents the number of patients admitted to our hospitals during the periods presented.
(3)Each patient day represents one patient occupying one bed for one day during the periods presented.
(4)Represents the average number of days in which patients were admitted to our hospitals. Average length of stay is calculated by dividing the number of patient days, as presented above, by the number of patients discharged from our hospitals during the periods presented.
(5)Represents the average amount of revenue recognized for each patient day. Net revenue per patient day is calculated by dividing patient service revenues, excluding revenues from certain other ancillary and outpatient services provided at our hospitals, by the total number of patient days.
(6)Represents the portion of our hospitals being utilized for patient care during the periods presented. Occupancy rate is calculated using the number of patient days, as presented above, divided by the total number of bed days available during the period. Bed days available is derived by adding the daily number of available licensed beds for each of the periods presented.
(7)Represents the portion of our patient days which are paid by Medicare. The Medicare patient day percentage is calculated by dividing the total number of patient days which are paid by Medicare by the total number of patient days, as presented above.
(8)Represents the number of visits in which patients were treated at our outpatient rehabilitation clinics and Concentra centers during the periods presented.
(9)Represents the average amount of revenue recognized for each patient visit. Net revenue per visit is calculated by dividing patient service revenue, excluding revenues from certain other ancillary services, by the total number of visits.

Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	84.5	87.8	85.0	86.2
General and administrative	2.3	2.7	2.2	2.5
Depreciation and amortization	4.0	4.3	4.0	4.0
Total costs and expenses	90.8	94.8	91.2	92.7
Other operating income	—	4.5	—	2.1
Income from operations	9.2	9.7	8.8	9.4
Equity in earnings of unconsolidated subsidiaries	0.5	0.7	0.5	0.4
Gain on sale of businesses	—	0.0	0.2	0.3
Interest expense	(3.8)	(3.0)	(3.8)	(3.2)
Income before income taxes	5.9	7.4	5.7	6.9
Income tax expense	1.5	1.9	1.5	1.7
Net income	4.4	5.5	4.2	5.2
Net income attributable to non-controlling interests	1.1	1.3	1.0	1.2
Net income attributable to Select Medical Holdings Corporation	3.3%	4.2%	3.2%	4.0%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2020	% Change	2019	2020	% Change

Net operating revenues:
Critical illness recovery hospital	$461,143	$519,626	12.7%	$918,677	$1,020,147	11.0%
Rehabilitation hospital	160,374	168,667	5.2	314,932	350,686	11.4
Outpatient rehabilitation	261,891	167,138	(36.2)	508,796	422,387	(17.0)
Concentra	413,451	312,338	(24.5)	809,772	710,873	(12.2)
Other(1)	64,505	64,949	0.7	133,818	143,257	7.1
Total Company	$1,361,364	$1,232,718	(9.4)%	$2,685,995	$2,647,350	(1.4)%
Income (loss) from operations:
Critical illness recovery hospital	$49,643	$75,851	52.8%	$111,190	$152,085	36.8%
Rehabilitation hospital	23,272	20,698	(11.1)	42,667	52,380	22.8
Outpatient rehabilitation	35,593	(13,476)	(137.9)	57,552	6,428	(88.8)
Concentra(2)	50,841	18,939	(62.7)	91,428	56,751	(37.9)
Other(1)(2)	(34,467)	17,506	N/M	(66,231)	(19,448)	N/M
Total Company	$124,882	$119,518	(4.3)%	$236,606	$248,196	4.9%
Adjusted EBITDA:
Critical illness recovery hospital	$64,138	$89,743	39.9%	$137,136	$178,313	30.0%
Rehabilitation hospital	29,968	27,605	(7.9)	55,765	66,174	18.7
Outpatient rehabilitation	42,584	(6,282)	(114.8)	71,575	20,840	(70.9)
Concentra(2)	76,087	41,497	(45.5)	142,345	102,963	(27.7)
Other(1)(2)	(26,544)	26,189	N/M	(50,471)	(2,205)	N/M
Total Company	$186,233	$178,752	(4.0)%	$356,350	$366,085	2.7%
Adjusted EBITDA margins:
Critical illness recovery hospital	13.9%	17.3%		14.9%	17.5%
Rehabilitation hospital	18.7	16.4		17.7	18.9
Outpatient rehabilitation	16.3	(3.8)		14.1	4.9
Concentra(2)	18.4	13.3		17.6	14.5
Other(1)(2)	N/M	N/M		N/M	N/M
Total Company	13.7%	14.5%		13.3%	13.8%
Total assets:
Critical illness recovery hospital	$2,119,574	$2,115,294		$2,119,574	$2,115,294
Rehabilitation hospital	1,107,852	1,135,206		1,107,852	1,135,206
Outpatient rehabilitation	1,265,487	1,267,308		1,265,487	1,267,308
Concentra	2,447,387	2,351,974		2,447,387	2,351,974
Other(1)	166,640	598,676		166,640	598,676
Total Company	$7,106,940	$7,468,458		$7,106,940	$7,468,458
Purchases of property and equipment:
Critical illness recovery hospital	$14,488	$14,970		$24,648	$23,935
Rehabilitation hospital	5,356	1,923		18,539	5,248
Outpatient rehabilitation	6,705	6,593		15,745	14,977
Concentra	12,240	6,820		27,938	22,406
Other(1)	1,423	1,739		2,415	4,687
Total Company	$40,212	$32,045		$89,285	$71,253
_______________________________________________________________________________
(1)  Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2) For the three and six months ended June 30, 2020, we recognized approximately $55.0 million of other operating income related to payments received under the Provider Relief Fund for loss of revenue and health care related expenses attributable to COVID-19. $54.2 million and $0.8 million of other operating income is included within the operating results of our other activities and our Concentra segment, respectively.
N/M —  Not meaningful.

Three Months Ended June 30, 2020, Compared to Three Months Ended June 30, 2019
In the following, we discuss our results of operations related to net operating revenues, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations” above for further discussion.
Net Operating Revenues
Our net operating revenues were $1,232.7 million for the three months ended June 30, 2020, compared to $1,361.4 million for the three months ended June 30, 2019.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 12.7% to $519.6 million for the three months ended June 30, 2020, compared to $461.1 million for the three months ended June 30, 2019. The increase in net operating revenues resulted from increases in both patient volume and net revenue per patient day during the three months ended June 30, 2020. Our patient days increased 5.3% to 276,889 days for the three months ended June 30, 2020, compared to 262,860 days for the three months ended June 30, 2019. We experienced a 4.5% increase in patient days in our existing critical illness recovery hospitals. The remaining increase was attributable to the four critical illness recovery hospitals we acquired in 2019. Occupancy in our critical illness recovery hospitals increased to 72% during the three months ended June 30, 2020, compared to 69% for the three months ended June 30, 2019. Net revenue per patient day increased 7.4% to $1,867 for the three months ended June 30, 2020, compared to $1,739 for the three months ended June 30, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day. The increase in our Medicare net revenue per patient day resulted primarily from an increase in patient acuity.
Rehabilitation Hospital Segment.    Net operating revenues increased 5.2% to $168.7 million for the three months ended June 30, 2020, compared to $160.4 million for the three months ended June 30, 2019. The increase in net operating revenues resulted from increases in net revenue per patient day. Our net revenue per patient day increased 12.0% to $1,831 for the three months ended June 30, 2020, compared to $1,635 for the three months ended June 30, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day. During the three months ended June 30, 2020, we had 84,081 patient days, compared to 86,525 days for the three months ended June 30, 2019. The decline in patient days occurred during April 2020 and was principally driven by our rehabilitation hospitals in New Jersey and South Florida that temporarily restricted their admissions as a result of the COVID-19 pandemic. Certain of our other rehabilitation hospitals also experienced overall lower patient volumes due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services. Our rehabilitation hospitals began to see improvement in patient volume during May 2020 and, during June 2020, our patient days increased 7.8% as compared to June 2019.
Outpatient Rehabilitation Segment.    Net operating revenues were $167.1 million for the three months ended June 30, 2020, compared to $261.9 million for the three months ended June 30, 2019. The decrease in net operating revenues was attributable to a decline in visits, which were 1,342,267 for the three months ended June 30, 2020, compared to 2,203,505 visits for the three months ended June 30, 2019. For the three months ended June 30, 2020, the decline in volume resulted from actions by governmental authorities and the private sector to limit the spread of COVID-19. Our outpatient rehabilitation clinics experienced less demand for services due to a decline in patient referrals from physicians, a reduction in workers’ compensation injury visits due to the temporary closure of businesses, the suspension of elective surgeries at hospitals and other facilities, which resulted in less demand for outpatient rehabilitation services, and mandated social distancing measures. Our outpatient rehabilitation clinics experienced a 47.7% decrease in visits during April and May 2020 as compared to the same period in 2019. Patient volume in our outpatient rehabilitation clinics began to improve during June 2020 as compared to April and May 2020. During June 2020, we experienced a 19.7% decrease in visits as compared to the same period in 2019. As of June 30, 2020, we have 66 outpatient rehabilitation clinics that remain temporarily closed. Our net revenue per visit was $106 for the three months ended June 30, 2020, compared to $102 for the three months ended June 30, 2019. The higher net revenue per visit rate reflects a higher percentage of workers’ compensation patients treated during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Concentra Segment.    Net operating revenues were $312.3 million for the three months ended June 30, 2020, compared to $413.5 million for the three months ended June 30, 2019. The decrease in net operating revenues was attributable to a decline in visits, which were 2,151,080 for the three months ended June 30, 2020, compared to 3,103,089 visits for the three months ended June 30, 2019. For the three months ended June 30, 2020, the decline in volume resulted from employers furloughing their workforce and temporarily ceasing or significantly reducing their operations as a result of the actions of governmental authorities and those in the private sector to limit the spread of COVID-19. Consequently, our centers experienced a reduction in workers’ compensation and employer services visits. During April and May 2020, our centers experienced a 39.2% decrease in visits as compared to the same period in 2019. Patient volume in our centers began to improve during June 2020, as compared to April and May 2020. During June 2020, we experienced a 12.4% decrease in visits as compared to the same period in 2019. As of June 30, 2020, we have 18 centers that remain temporarily closed and 195 centers are operating at reduced hours. Our net revenue per visit was $124 for the three months ended June 30, 2020, compared to $121 for the three months ended June 30, 2019. The higher net revenue per visit rate reflects a higher percentage of workers’ compensation patients treated during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,115.9 million, or 90.5% of net operating revenues, for the three months ended June 30, 2020, compared to $1,181.5 million, or 86.8% of net operating revenues, for the three months ended June 30, 2019. Our cost of services, a major component of which is labor expense, was $1,082.5 million, or 87.8% of net operating revenues, for the three months ended June 30, 2020, compared to $1,150.2 million, or 84.5% of net operating revenues, for the three months ended June 30, 2019. The increase in our operating expenses relative to our net operating revenues was principally due to reduced patient volume in our outpatient rehabilitation and Concentra segments, as discussed above. General and administrative expenses were $33.5 million, or 2.7% of net operating revenues, for the three months ended June 30, 2020, compared to $31.3 million, or 2.3% of net operating revenues, for the three months ended June 30, 2019.
Other Operating Income
For the three months ended June 30, 2020, we had other operating income of $55.0 million. We recognized payments received under the Provider Relief Fund as other operating income as we have incurred losses of revenue and health care related expenses attributable to COVID-19. Refer to Note 12 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information. For the three months ended June 30, 2020, $54.2 million of other operating income is included within the operating results of our other activities; $0.8 million of other operating income is included in the operating results of our Concentra segment.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 39.9% to $89.7 million for the three months ended June 30, 2020, compared to $64.1 million for the three months ended June 30, 2019. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 17.3% for the three months ended June 30, 2020, compared to 13.9% for the three months ended June 30, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our critical illness recovery hospital segment were driven by increases in both patient volume and our net revenue per patient day, as discussed above under “Net Operating Revenues.” The increases in Adjusted EBITDA and Adjusted EBITDA margin were offset, in part, by the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our critical illness recovery hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs, including increased contracted labor usage, as well as additional costs resulting from the purchase of personal protective equipment.
Rehabilitation Hospital Segment.    Adjusted EBITDA was $27.6 million for the three months ended June 30, 2020, compared to $30.0 million for the three months ended June 30, 2019. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 16.4% for the three months ended June 30, 2020, compared to 18.7% for the three months ended June 30, 2019. The declines in Adjusted EBITDA and Adjusted EBITDA margin were primarily driven by our rehabilitation hospitals in New Jersey and South Florida which implemented temporary restrictions on admissions as a result of the COVID-19 pandemic, as discussed above under “Net Operating Revenues.” Our Adjusted EBITDA and Adjusted EBITDA margin were also impacted by the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our rehabilitation hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs as well as additional costs resulting from the purchase of personal protective equipment.

Outpatient Rehabilitation Segment.    We incurred Adjusted EBITDA losses of $6.3 million for the three months ended June 30, 2020, compared to Adjusted EBITDA of $42.6 million for the three months ended June 30, 2019. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was (3.8)% for the three months ended June 30, 2020, compared to 16.3% for the three months ended June 30, 2019. The decline in Adjusted EBITDA and Adjusted EBITDA margin were primarily caused by a 39.1% decrease in visits, resulting from the effects of the COVID-19 pandemic, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. We incurred Adjusted EBITDA losses during April and May 2020. We generated positive Adjusted EBITDA in June 2020 as we began to see improvement in patient volume, which is discussed above under “Net Operating Revenues.” In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of clinics which operate within close proximity to one another and took other measures to reduce labor costs.
Concentra Segment.    Adjusted EBITDA was $41.5 million for the three months ended June 30, 2020, compared to $76.1 million for the three months ended June 30, 2019. Our Adjusted EBITDA margin for the Concentra segment was 13.3% for the three months ended June 30, 2020, compared to 18.4% for the three months ended June 30, 2019. The decline in Adjusted EBITDA and Adjusted EBITDA margin were primarily caused by a 30.7% decrease in visits, resulting from the effects of the COVID-19 pandemic, during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. The decreases in our Adjusted EBITDA and Adjusted EBITDA margin occurred during April and May 2020, as compared to the same period in 2019. Our Adjusted EBITDA and Adjusted EBITDA margin improved in June 2020, as compared to both April and May 2020 and the same period in 2019, as we began to see improvement in patient volume, which is discussed above under “Net Operating Revenues.” In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of centers which operate within close proximity to one another, reduced the operating hours of certain centers, and took other measures to reduce labor costs.
Depreciation and Amortization
Depreciation and amortization expense was $52.3 million for the three months ended June 30, 2020, compared to $55.0 million for the three months ended June 30, 2019.
Income from Operations
For the three months ended June 30, 2020, we had income from operations of $119.5 million, compared to $124.9 million for the three months ended June 30, 2019. The decrease in income from operations was primarily attributable to the operating performance of our outpatient rehabilitation and Concentra segments. The decrease in income from operations was offset, in part, by the recognition of $55.0 million of other operating income, as discussed above.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries relates to rehabilitation businesses and other healthcare-related businesses in which we are a minority owner. For the three months ended June 30, 2020, we had equity in earnings of unconsolidated subsidiaries of $8.3 million, compared to $7.4 million for the three months ended June 30, 2019.
Gain on Sale of Businesses
We recognized a gain of $0.3 million during the three months ended June 30, 2020. The gain was attributable to additional proceeds received from the sale of an outpatient rehabilitation business. The sale occurred during the first quarter ended March 31, 2020.
Interest Expense
Interest expense was $37.4 million for the three months ended June 30, 2020, compared to $51.5 million for the three months ended June 30, 2019. The decrease in interest expense was principally due to a decline in variable interest rates, as well as the refinancing of our Select credit facilities, Concentra-JPM credit facilities (as defined below), and senior notes during the third and fourth quarters of 2019.
Income Taxes
We recorded income tax expense of $23.3 million for the three months ended June 30, 2020, which represented an effective tax rate of 25.7%. We recorded income tax expense of $20.8 million for the three months ended June 30, 2019, which represented an effective tax rate of 25.8%.

Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $15.8 million for the three months ended June 30, 2020, compared to $15.2 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020, Compared to Six Months Ended June 30, 2019
In the following, we discuss our results of operations related to net operating revenues, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations” above for further discussion.
Net Operating Revenues
Our net operating revenues were $2,647.4 million for the six months ended June 30, 2020, compared to $2,686.0 million for the six months ended June 30, 2019.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 11.0% to $1,020.1 million for the six months ended June 30, 2020, compared to $918.7 million for the six months ended June 30, 2019. The increase in net operating revenues was due to increases in both patient volume and net revenue per patient day. Our patient days increased 5.1% to 547,347 days for the six months ended June 30, 2020, compared to 520,989 days for the six months ended June 30, 2019. We experienced a 2.0% increase in patient days in our existing critical illness recovery hospitals. The remaining increase was attributable to the four critical illness recovery hospitals we acquired in 2019. Net revenue per patient day increased 5.9% to $1,853 for the six months ended June 30, 2020, compared to $1,749 for the six months ended June 30, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day. The increase in our Medicare net revenue per patient day resulted primarily from an increase in patient acuity
Rehabilitation Hospital Segment.    Net operating revenues increased 11.4% to $350.7 million for the six months ended June 30, 2020, compared to $314.9 million for the six months ended June 30, 2019. The increase in net operating revenues resulted from increases in both patient volume and net revenue per patient day during the six months ended June 30, 2020. Our patient days increased 5.5% to 178,649 days for the six months ended June 30, 2020, compared to 169,341 days for the six months ended June 30, 2019. The increase in patient days was principally driven by our rehabilitation hospitals which commenced operations during 2019. Several of our other rehabilitation hospitals experienced increases in patient days during the six months ended June 30, 2020; however, these increases were offset by declines in volume experienced within our rehabilitation hospitals in New Jersey and South Florida that temporarily restricted admissions as a result of the COVID-19 pandemic. Certain of our rehabilitation hospitals also experienced overall lower patient volume due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services. Patient volume in our rehabilitation hospitals began declining in March 2020 and these declines continued through April 2020. Our rehabilitation hospitals began to see improvement in patient volume during May 2020 and, during June 2020, our rehabilitation hospitals patient days increased 7.8% as compared to June 2019. Our net revenue per patient day increased 8.8% to $1,778 for the six months ended June 30, 2020, compared to $1,634 for the six months ended June 30, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues were $422.4 million for the six months ended June 30, 2020, compared to $508.8 million for the six months ended June 30, 2019. The decrease in net operating revenues was attributable to a decline in visits, which were 3,464,932 for the six months ended June 30, 2020, compared to 4,257,988 visits for the six months ended June 30, 2019. We experienced an 11.2% increase in visits during January and February 2020 as compared to the same period in 2019. Our outpatient rehabilitation clinics experienced a 32.4% decrease in visits during the four months ended June 30, 2020, as compared to same period in 2019. The decline in volume resulted from actions by governmental authorities and the private sector to limit the spread of COVID-19, as discussed above. For the six months ended June 30, 2020, the decline in volume principally occurred during April and May 2020. During this time, our outpatient rehabilitation clinics experienced a 47.7% decrease in visits as compared to the same period in 2019. Patient volume in our outpatient rehabilitation clinics began to improve during June 2020, as compared to April and May 2020. During June 2020, we experienced a 19.7% decrease in visits as compared to the same period in 2019. As of June 30, 2020, we have 66 outpatient rehabilitation clinics that remain temporarily closed. Our net revenue per visit was $105 for the six months ended June 30, 2020, compared to $103 for the six months ended June 30, 2019. The higher net revenue per visit rate reflects a higher percentage of workers’ compensation patients treated during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

Concentra Segment.    Net operating revenues were $710.9 million for the six months ended June 30, 2020, compared to $809.8 million for the six months ended June 30, 2019. The decrease in net operating revenues was attributable to a decline in visits, which were 5,028,475 for the six months ended June 30, 2020, compared to 6,014,696 visits for the six months ended June 30, 2019. We experienced a 4.9% increase in visits during January and February 2020, as compared to the same period in 2019. Our centers experienced a 26.3% decrease in visits during the four months ended June 30, 2020, as compared to same period in 2019. The decline in volume during these four months resulted from employers furloughing their workforce and temporarily ceasing or significantly reducing their operations as a result of the actions of governmental authorities and those in the private sector to limit the spread of COVID-19, as discussed above. For the six months ended June 30, 2020, the decline in volume principally occurred during April and May 2020. During this time, our centers experienced a 39.2% decrease in visits as compared to the same period in 2019. Patient volume in our centers began to improve during June 2020, as compared to April and May 2020. During June 2020, we experienced a 12.4% decrease in visits as compared to the same period in 2019. As of June 30, 2020, we have 18 centers that remain temporarily closed and 195 centers are operating at reduced hours. Net revenue per visit was $124 for the six months ended June 30, 2020, compared to $122 for the six months ended June 30, 2019. The higher net revenue per visit rate reflects a higher percentage of workers’ compensation patients treated during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $2,350.1 million, or 88.7% of net operating revenues, for the six months ended June 30, 2020, compared to $2,342.3 million, or 87.2% of net operating revenues, for the six months ended June 30, 2019. Our cost of services, a major component of which is labor expense, was $2,282.8 million, or 86.2% of net operating revenues, for the six months ended June 30, 2020, compared to $2,282.2 million, or 85.0% of net operating revenues, for the six months ended June 30, 2019. The increase in our operating expenses relative to our net operating revenues was principally due to the reduced patient volume in our outpatient rehabilitation and Concentra segments, as discussed above. General and administrative expenses were $67.3 million, or 2.5% of net operating revenues, for the six months ended June 30, 2020, compared to $60.0 million, or 2.2% of net operating revenues, for the six months ended June 30, 2019.
Other Operating Income
For the six months ended June 30, 2020, we had other operating income of $55.0 million. We recognized payments received under the Provider Relief Fund as other operating income as we have incurred losses of revenue and health care related expenses attributable to COVID-19. Refer to Note 12 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information. For the six months ended June 30, 2020, $54.2 million of other operating income is included within the operating results of our other activities; $0.8 million of other operating income is included in the operating results of our Concentra segment.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 30.0% to $178.3 million for the six months ended June 30, 2020, compared to $137.1 million for the six months ended June 30, 2019. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 17.5% for the six months ended June 30, 2020, compared to 14.9% for the six months ended June 30, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our critical illness recovery hospital segment were driven by increases in both patient volume and net revenue per patient day, as discussed above under “Net Operating Revenues.” The increases in Adjusted EBITDA and Adjusted EBITDA margin were offset, in part, by the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our critical illness recovery hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs, including increased contracted labor usage, as well as additional costs resulting from the purchase of personal protective equipment.

Rehabilitation Hospital Segment.    Adjusted EBITDA increased 18.7% to $66.2 million for the six months ended June 30, 2020, compared to $55.8 million for the six months ended June 30, 2019. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 18.9% for the six months ended June 30, 2020, compared to 17.7% for the six months ended June 30, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily attributable to our hospitals which commenced operations in 2019. We also experienced increases in Adjusted EBITDA and Adjusted EBITDA margin at many of our existing hospitals as a result of increased patient volume and increases in net revenue per patient day. These increases were offset, in part, by declines in Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation hospitals in New Jersey and South Florida that implemented temporary restrictions on admissions as a result of the COVID-19 pandemic. Our Adjusted EBITDA and Adjusted EBITDA margin were also impacted by the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our rehabilitation hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs as well as additional costs resulting from the purchase of personal protective equipment.
Prior to our rehabilitation hospitals becoming affected by the COVID-19 pandemic, our Adjusted EBITDA increased 72.5% to $27.4 million for January and February 2020, compared to $15.9 million for the same period in 2019. Our Adjusted EBITDA margin increased to 22.4% for January and February 2020, compared to 16.1% for the same period in 2019. We experienced declines in Adjusted EBITDA and Adjusted EBITDA margin during April and May 2020, as compared to the same period in 2019, as a result of lower patient volume. Our Adjusted EBITDA and Adjusted EBITDA margin improved in June 2020 as compared to both April and May 2020 and the same period in 2019. For the six months ended June 30, 2019, the Adjusted EBITDA results for the rehabilitation hospital segment include start-up losses of approximately $8.8 million.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $20.8 million for the six months ended June 30, 2020, compared to $71.6 million for the six months ended June 30, 2019. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 4.9% for the six months ended June 30, 2020, compared to 14.1% for the six months ended June 30, 2019. The decrease in Adjusted EBITDA and Adjusted EBITDA margin were caused by a decline in visits, beginning in mid-March 2020, as a result of the effects of the COVID-19 pandemic, as described above. During the months of March through June 2020, our outpatient rehabilitation clinics experienced a 32.4% decrease in visits, as compared to the same period in 2019. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of clinics which operate within close proximity to one another and took other measures to reduce labor costs. Prior to our outpatient rehabilitation clinics becoming affected by the COVID-19 pandemic, our Adjusted EBITDA increased 33.6% to $23.1 million for January and February 2020, compared to $17.3 million for the same period in 2019. Our Adjusted EBITDA margin increased to 12.9% for January and February 2020, compared to 10.7% for the same period in 2019. We incurred Adjusted EBITDA losses during April and May 2020 as a result of the decline in patient visits we experienced. Our outpatient rehabilitation segment generated positive Adjusted EBITDA in June 2020 as we saw improvement in patient volume.
Concentra Segment.    Adjusted EBITDA was $103.0 million for the six months ended June 30, 2020, compared to $142.3 million for the six months ended June 30, 2019. Our Adjusted EBITDA margin for the Concentra segment was 14.5% for the six months ended June 30, 2020, compared to 17.6% for the six months ended June 30, 2019. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were caused by a decline in visits, beginning in mid-March 2020, as a result of the effects of the COVID-19 pandemic, as described above. During the months of March through June 2020, our centers experienced a 26.3% decrease in visits, as compared to the same period in 2019. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of centers which operate within close proximity to one another, reduced the operating hours of certain centers, and took other measures to reduce labor costs. Prior to our centers becoming affected by the COVID-19 pandemic, our Adjusted EBITDA increased 11.7% to $45.5 million for January and February 2020, compared to $40.8 million for the same period in 2019. Our Adjusted EBITDA margin increased to 16.6% for January and February 2020, compared to 15.7% for the same period in 2019. Our Adjusted EBITDA and Adjusted EBITDA margin were most significantly impacted in April and May 2020 as a result of the decline in patient visits we experienced. Our Adjusted EBITDA and Adjusted EBITDA margin improved in June 2020, as compared to both April and May 2020 and the same period in 2019, as we saw improvement in patient volume.
Depreciation and Amortization
Depreciation and amortization expense was $104.0 million for the six months ended June 30, 2020, compared to $107.1 million for the six months ended June 30, 2019.

Income from Operations
For the six months ended June 30, 2020, we had income from operations of $248.2 million, compared to $236.6 million for the six months ended June 30, 2019. The increase in income from operations was primarily attributable to the improved operating performance of our critical illness recovery hospital segment, as well as the recognition of $55.0 million of other operating income, as discussed above.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries relates to rehabilitation businesses and other healthcare-related businesses in which we are a minority owner. For the six months ended June 30, 2020, we had equity in earnings of unconsolidated subsidiaries of $10.9 million, compared to $11.8 million for the six months ended June 30, 2019.
Gain on Sale of Businesses
We recognized gains of $7.5 million and $6.5 million during the six months ended June 30, 2020 and 2019, respectively. These gains were attributable to the sales of outpatient rehabilitation businesses.
Interest Expense
Interest expense was $83.5 million for the six months ended June 30, 2020, compared to $102.3 million for the six months ended June 30, 2019. The decrease in interest expense was principally due to a decline in variable interest rates, as well as the refinancing of our Select credit facilities, Concentra-JPM credit facilities, and senior notes during the third and fourth quarters of 2019.
Income Taxes
We recorded income tax expense of $45.2 million for the six months ended June 30, 2020, which represented an effective tax rate of 24.7%. We recorded income tax expense of $39.3 million for the six months ended June 30, 2019, which represented an effective tax rate of 25.7%. For the six months ended June 30, 2020, the lower effective tax rate resulted primarily from the discrete tax benefits realized from the exercise of certain equity options in connection with the purchase of additional membership interests in Concentra Group Holdings Parent, as described under “Other Significant Events.” The impact of these tax benefits were offset, in part, by the sale of an outpatient rehabilitation business. The selling price for this business exceeded our tax basis, resulting in a taxable gain. This sale was treated as a discrete tax event for the six months ended June 30, 2020.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $33.2 million for the six months ended June 30, 2020, compared to $27.7 million for the six months ended June 30, 2019. The increase was principally due to the operating performance of our joint venture critical illness recovery hospitals and rehabilitation hospitals.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Six Months Ended June 30,
	2019	2020
	(in thousands)
Cash flows provided by operating activities	$132,914	$686,098
Cash flows used in investing activities	(227,479)	(80,562)
Cash flows provided by (used in) financing activities	43,423	(431,681)
Net increase (decrease) in cash and cash equivalents	(51,142)	173,855
Cash and cash equivalents at beginning of period	175,178	335,882
Cash and cash equivalents at end of period	$124,036	$509,737
Operating activities provided $686.1 million of cash flows for the six months ended June 30, 2020, compared to $132.9 million of cash flows for the six months ended June 30, 2019. The increase in cash flow provided by operating activities is primarily attributable to approximately $317.0 million of advanced payments received under the Accelerated and Advance Payment Program for Medicare providers, as well as approximately $100.5 million of payments received under the Provider Relief Fund. Refer to Note 12 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information.
Our days sales outstanding was 55 days at June 30, 2020, compared to 51 days at December 31, 2019. Our days sales outstanding was 53 days at June 30, 2019, compared to 51 days at December 31, 2018. Our days sales outstanding experiences variability throughout the collection cycle, and the trend we have observed is an increase in days sales outstanding at June 30, 2020 and 2019, as compared to our days sales outstanding at December 31, 2019 and 2018, respectively. Our cash collections from accounts receivable have been ample and are expected to provide us with sufficient working capital to operate our businesses.
Investing activities used $80.6 million of cash flows for the six months ended June 30, 2020. The principal uses of cash were $71.3 million for purchases of property and equipment and $21.7 million for investments in and acquisitions of businesses. This was offset in part by proceeds received from the sale of assets and businesses of $12.4 million. Investing activities used $227.5 million of cash flows for the six months ended June 30, 2019. The principal uses of cash were $89.3 million for purchases of property and equipment and $138.3 million for investments in and acquisitions of businesses.
Financing activities used $431.7 million of cash flows for the six months ended June 30, 2020. The principal use of cash was $366.2 million for the purchase of additional membership interests of Concentra Group Holdings Parent during the six months ended June 30, 2020, as discussed above under “Other Significant Events.” We also used $39.8 million of cash for the mandatory prepayment of term loans under the Select credit facilities.
Financing activities provided $43.4 million of cash flows for the six months ended June 30, 2019. The principal source of cash was net borrowings of $175.0 million on the Select revolving facility. This was offset in part by $98.8 million and $33.9 million for mandatory prepayments of term loans under the Select credit facilities and Concentra-JPM credit facilities, respectively.

Capital Resources
Working capital.  We had net working capital of $107.4 million at June 30, 2020, compared to $298.7 million at December 31, 2019. The decrease in net working capital was principally due to the purchase of additional membership interests of Concentra Group Holdings Parent for $366.2 million during the three months ended March 31, 2020, as discussed above under “Other Significant Events.”
Select credit facilities.
In February 2020, Select made a principal prepayment of approximately $39.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
At June 30, 2020, Select had outstanding borrowings under the Select credit facilities consisting of $2,103.4 million in term loans (excluding unamortized discounts and debt issuance costs of $19.7 million) (the “Select term loan”). At June 30, 2020, Select had $410.7 million of availability under its revolving facility (the “Select revolving facility”) after giving effect to $39.3 million of outstanding letters of credit.
Concentra credit facilities.
At June 30, 2020, Concentra Inc. did not have any term loan or revolving facility borrowings under its first lien credit agreement dated June 1, 2015 (together with any borrowings thereunder, the “Concentra-JPM credit facilities”). At June 30, 2020, Concentra Inc. had $85.7 million of availability under its revolving facility (the “Concentra-JPM revolving facility”) after giving effect to $14.3 million of outstanding letters of credit. Select and Holdings are not obligors with respect to Concentra Inc.’s debt under the Concentra-JPM credit facilities. At June 30, 2020, Concentra Inc. had outstanding borrowings under its intercompany loan agreement with Select of $1,199.8 million.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2020, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended June 30, 2020. Since the inception of the program through June 30, 2020, Holdings has repurchased 38,580,908 shares at a cost of approximately $356.6 million, or $9.24 per share, which includes transaction costs.
Liquidity.  The COVID-19 pandemic adversely affected our operations during the three and six months ended June 30, 2020. The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows, borrowing capacity under the Select and Concentra-JPM credit facilities, and other measures to enhance our liquidity position that we have taken, as described below, will allow us to finance our operations over the next twelve months. As of June 30, 2020, we had cash and cash equivalents of $509.7 million, availability of $410.7 million under the Select revolving facility after giving effect to $39.3 million of outstanding letters of credit, and availability of $85.7 million under the Concentra-JPM revolving facility after giving effect to $14.3 million of outstanding letters of credit.
On March 27, 2020, the CARES Act, which is explained further within “Regulatory Changes,” was enacted. The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to the coronavirus. We received approximately $100.5 million of payments under the Provider Relief Fund.
In accordance with the CARES Act, CMS expanded its current Accelerated and Advance Payment Program for Medicare providers. Under this program, qualified healthcare providers could receive advanced or accelerated payments from CMS. We received approximately $317.0 million of advanced payments under this program. The majority of these payments were received in April 2020. For our critical illness recovery hospitals and rehabilitation hospitals, repayment of amounts received under the Accelerated and Advance Payment Program are due 210 days after the advanced payment was issued. Failure to repay the advanced payments when due result in interest charges on the outstanding balance owed.
The CARES Act further included a technical correction to allow for bonus depreciation on certain types of qualified property for tax years beginning January 1, 2018, and provided for an increase in the amounts allowed for interest expense deductions for tax years beginning January 1, 2019. As a result of these provisions, we expect to reduce our estimated tax payments during 2020 by approximately $20.0 million.

Additionally, we have taken other temporary measures to reduce operating costs and expenses. These measures have included reducing labor costs through employee furloughs, salary and wage reductions for certain employees, and reducing the hours worked by part time employees, as well as limiting discretionary spending on capital expenditures. Further, we are deferring payment on our share of payroll taxes owed, as allowed by the CARES Act. Many of these initiatives will be curtailed as we see improvement in patient volumes.
At June 30, 2020, we were in compliance with each of our financial covenants. As of June 30, 2020, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the Select revolving facility, was 4.01 to 1.00. As of June 30, 2020, we do not anticipate events or circumstances which would preclude us from complying with our financial covenants in the future or prevent us from making interest and principal payments when due. Select is not required to make further principal payments on the Select term loan until September 30, 2023 and its senior notes are due August 15, 2026. Concentra is not required to make further principal payments on its intercompany term loan with Select until its maturity on June 1, 2022. The Select and Concentra-JPM revolving credit facilities mature on March 6, 2024 and March 1, 2022, respectively. Our ability to comply with our financial covenants and obligations outlined within our debt agreements can be affected by various risks and uncertainties. Please refer to our risk factors discussed in Item 1A. “Risk Factors” of this Form 10-Q and as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 for further discussion.
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
At June 30, 2020, Select had outstanding borrowings under the Select credit facilities consisting of the $2,103.4 million Select term loan (excluding unamortized discounts and debt issuance costs of $19.7 million). At June 30, 2020, Select did not have any borrowings under the Select revolving facility.
At June 30, 2020, Concentra Inc. did not have any borrowings under the Concentra-JPM revolving facility.
As of June 30, 2020, each 0.25% increase in market interest rates will impact the interest expense on our variable rate debt by $5.3 million per annum.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $40.0 million. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has designed a separate insurance program that responds to the risks of the specific joint venture. The Company’s joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for each specific joint venture. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam Complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital-Wilmington, Inc., Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16‑347‑LPS. The Complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. In response to the Select defendants’ motion to dismiss the Complaint, in May 2017 the plaintiff-relator filed an Amended Complaint asserting the same causes of action. The Select defendants filed a Motion to Dismiss the Amended Complaint based on numerous grounds, including that the Amended Complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff-relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that defendants violated the Delaware False Claims and Reporting Act. It denied the defendants’ motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to plaintiff-relator’s failure to timely serve the amended complaint upon her.

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
Ann Arbor Complaint. On May 12, 2020, the United States District Court for the Eastern District of Michigan unsealed qui tam Complaints in United States of America and State of Michigan ex rel. Neal Elkin v. Select Medical Holdings Corp., Select Medical, and Select Specialty Hospital – Ann Arbor, Inc. (“SSH-Ann Arbor”), No. 12-cv-13984. An initial Complaint was filed under seal in September 2012 and a First Amended Complaint was filed under seal in September 2019. Both Complaints were unsealed after the United States and State of Michigan filed a Notice of Election to Decline Intervention in May 2020. In the First Amended Complaint, the plaintiff-relator, a physician formerly practicing at SSH-Ann Arbor, alleges that the defendants had a policy to keep respiratory patients on ventilators longer than medically necessary in order to increase reimbursement, and that, after he complained of this practice, SSH-Ann Arbor retaliated by refusing to assign new patients to him. The First Amended Complaint has not yet been served on the defendants. If the plaintiff-relator serves the First Amended Complaint and pursues this action, the Company intends to vigorously defend this action; however, at this time the Company is unable to predict the timing and outcome of this matter.
ITEM 1A. RISK FACTORS
The risk factors set forth in this report update, and should be read together with, the risk factors discussed in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.
Risks Related to Our Business
The unpredictable effects of the COVID-19 pandemic, including the duration and extent of disruption on our operations, creates significant uncertainties about our future operating results and financial condition.
The extent to which the COVID-19 pandemic continues to disrupt our business and results of operations, financial position, and cash flows will depend on a number of evolving factors and future developments that we are not able to predict, including, but not limited to, the duration of the outbreak; further actions by governmental authorities and the private sector to limit the spread of COVID-19; continued encouragement to social distance; and the economic impact on our patients and the communities we serve as a result of containment efforts. The adverse impacts of COVID-19 on our business may also exacerbate other risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

Our hospitals may experience declines in their occupancy in future months in order protect both our patients and staff members and to prevent the spread of COVID-19 within our hospitals. Our rehabilitation hospitals may experience declines in patient volume if governmental authorities and health departments continue to suspend or resume suspension of elective surgeries at hospitals and other facilities. Our critical illness recovery hospitals and rehabilitation hospitals may experience constrained staffing levels and increased operating costs resulting from increased usage of contract clinical labor due to the overwhelming need for healthcare professionals, particularly in areas which are heavily impacted by the pandemic. Our hospitals may also experience increased operating costs resulting from shortages of medical supplies, including personal protective equipment, and supply chain disruptions.
In our outpatient rehabilitation clinics and Concentra centers, we may continue to experience declines in demand for our services if governmental authorities continue to mandate or resume mandates requiring the temporary closure of non-essential and non-life sustaining businesses. Our outpatient rehabilitation clinics may experience reductions in patient volume if governmental authorities and health departments continue to suspend or resume suspension of elective surgeries which would typically result in a patient seeking outpatient services and if the operations of our referral sources experience disruption as a result of the COVID-19 pandemic. Our clinics may continue to experience a decline in workers’ compensation injury visits as a result of business closures and our Concentra centers may continue to experience a reduction in workers’ compensation and employer services visits as a result of businesses furloughing their workforce and temporarily ceasing and reducing operations.
Our future results of operations and financial condition depend upon, among other things, the operating costs we face and the demand for our services. To the extent that we face increased operating costs and declines in demand for our services as a result of the adverse impacts of COVID-19, our ability to comply with financial covenants and obligations under the Select credit facilities, the Concentra-JPM credit facilities and the indenture governing our senior notes in future periods, as well as our ability to pay amounts due to WCAS and the other members of Concentra Group Holdings Parent or DHHC in connection with their Put Right (as defined below), if exercised, may be adversely affected. Risks related to our capital structure are described further in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2020.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 - April 30, 2020	46,955	$15.41	—	$143,394,863
May 1 - May 31, 2020	—	—	—	143,394,863
June 1 - June 30, 2020	—	—	—	143,394,863
Total	46,955	$15.41	—	$143,394,863
_______________________________________________________________________________
(1) Represents common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Number	Description
10.1	First Amendment to Lease Agreement, dated as of April 24, 2020, between 225 Grandview Investors, LLC and Select Medical Corporation.
10.2	Third Addendum to Lease Agreement, dated as of May 5, 2020, between Old Gettysburg Associates III, LP and Select Medical Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Dated:  July 30, 2020