Form 10-Q
period 2020-09-30
SELECT MEDICAL HOLDINGS CORP
filed 2020-10-29
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of September 30, 2020, Select Medical Holdings Corporation had outstanding 134,762,890 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2019	September 30, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$335,882	$639,800
Accounts receivable	762,677	842,615
Prepaid income taxes	18,585	23,536
Other current assets	95,848	118,183
Total Current Assets	1,212,992	1,624,134
Operating lease right-of-use assets	1,003,986	1,005,689
Property and equipment, net	998,406	927,975
Goodwill	3,391,955	3,369,009
Identifiable intangible assets, net	409,068	392,506
Other assets	323,881	340,564
Total Assets	$7,340,288	$7,659,877
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	$207,950	$215,235
Current portion of long-term debt and notes payable	25,167	11,031
Accounts payable	145,731	160,474
Accrued payroll	183,754	182,461
Accrued vacation	124,111	124,898
Accrued interest	33,853	10,152
Accrued other	191,076	239,201
Government advances (Note 14)	—	318,116
Unearned government assistance (Note 14)	—	66,938
Income taxes payable	2,638	16,980
Total Current Liabilities	914,280	1,345,486
Non-current operating lease liabilities	852,897	852,555
Long-term debt, net of current portion	3,419,943	3,390,945
Non-current deferred tax liability	148,258	131,423
Other non-current liabilities	101,334	178,967
Total Liabilities	5,436,712	5,899,376
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	974,541	541,856
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 134,328,112 and 134,762,890 shares issued and outstanding at 2019 and 2020, respectively	134	135
Capital in excess of par	491,038	500,972
Retained earnings	279,800	537,479
Total Stockholders’ Equity	770,972	1,038,586
Non-controlling interests	158,063	180,059
Total Equity	929,035	1,218,645
Total Liabilities and Equity	$7,340,288	$7,659,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,
	2019	2020
Net operating revenues	$1,393,343	$1,423,869
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,183,111	1,180,951
General and administrative	34,385	35,516
Depreciation and amortization	52,941	50,110
Total costs and expenses	1,270,437	1,266,577
Other operating income (Note 14)	—	(1,160)
Income from operations	122,906	156,132
Other income and expense:
Loss on early retirement of debt	(18,643)	—
Equity in earnings of unconsolidated subsidiaries	6,950	8,765
Gain on sale of businesses	—	5,143
Interest expense	(54,336)	(34,026)
Income before income taxes	56,877	136,014
Income tax expense	12,847	31,557
Net income	44,030	104,457
Less: Net income attributable to non-controlling interests	13,298	27,511
Net income attributable to Select Medical Holdings Corporation	$30,732	$76,946
Earnings per common share (Note 12):
Basic	$0.23	$0.57
Diluted	$0.23	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Nine Months Ended September 30,
	2019	2020
Net operating revenues	$4,079,338	$4,071,219
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	3,465,353	3,463,778
General and administrative	94,401	102,808
Depreciation and amortization	160,072	154,133
Total costs and expenses	3,719,826	3,720,719
Other operating income (Note 14)	—	53,828
Income from operations	359,512	404,328
Other income and expense:
Loss on early retirement of debt	(18,643)	—
Equity in earnings of unconsolidated subsidiaries	18,710	19,677
Gain on sale of businesses	6,532	12,690
Interest expense	(156,611)	(117,499)
Income before income taxes	209,500	319,196
Income tax expense	52,140	76,805
Net income	157,360	242,391
Less: Net income attributable to non-controlling interests	40,978	60,670
Net income attributable to Select Medical Holdings Corporation	$116,382	$181,721
Earnings per common share (Note 12):
Basic	$0.86	$1.35
Diluted	$0.86	$1.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2020

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				53,125	53,125		53,125
Net income attributable to non-controlling interests					—	10,067	10,067
Issuance of restricted stock	2	0	0		—		—
Forfeitures of unvested restricted stock	(15)	0	0		—		—
Vesting of restricted stock			6,136		6,136		6,136
Repurchase of common shares	(492)	0	(5,350)	(3,341)	(8,691)		(8,691)
Issuance of non-controlling interests					—	1,679	1,679
Distributions to and purchases of non-controlling interests				(2,726)	(2,726)	(4,048)	(6,774)
Redemption adjustment on non-controlling interests				(10,123)	(10,123)		(10,123)
Other				(55)	(55)	420	365
Balance at March 31, 2020	133,823	$134	$491,824	$316,680	$808,638	$166,181	$974,819
Net income attributable to Select Medical Holdings Corporation				51,650	51,650		51,650
Net income attributable to non-controlling interests					—	12,572	12,572
Issuance of restricted stock	200	0	0		—		—
Forfeitures of unvested restricted stock	(7)	0	0		—		—
Vesting of restricted stock			6,262		6,262		6,262
Repurchase of common shares	(46)	0	(441)	(283)	(724)		(724)
Issuance of non-controlling interests					—	7	7
Distributions to and purchases of non-controlling interests			(65)		(65)	(418)	(483)
Redemption adjustment on non-controlling interests				127,916	127,916		127,916
Other			(795)	1	(794)	1,205	411
Balance at June 30, 2020	133,970	$134	$496,785	$495,964	$992,883	$179,547	$1,172,430
Net income attributable to Select Medical Holdings Corporation				76,946	76,946		76,946
Net income attributable to non-controlling interests					—	10,183	10,183
Issuance of restricted stock	1,049	1	(1)		—		—
Forfeitures of unvested restricted stock	(2)	0	0		—		—
Vesting of restricted stock			6,456		6,456		6,456
Repurchase of common shares	(254)	0	(2,366)	(2,461)	(4,827)		(4,827)
Distributions to and purchases of non-controlling interests			98	(416)	(318)	(10,020)	(10,338)
Redemption adjustment on non-controlling interests				(32,555)	(32,555)		(32,555)
Other				1	1	349	350
Balance at September 30, 2020	134,763	$135	$500,972	$537,479	$1,038,586	$180,059	$1,218,645

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

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2020
Operating activities
Net income	$157,360	$242,391
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	13,609	21,720
Depreciation and amortization	160,072	154,133
Provision for expected credit losses	2,344	281
Equity in earnings of unconsolidated subsidiaries	(18,710)	(19,677)
Loss on extinguishment of debt	10,160	—
Gain on sale of assets and businesses	(6,349)	(24,723)
Stock compensation expense	19,431	20,828
Amortization of debt discount, premium and issuance costs	9,469	1,635
Deferred income taxes	(7,247)	(14,556)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(93,425)	(91,413)
Other current assets	(6,016)	(22,815)
Other assets	1,259	16,335
Accounts payable	1,369	24,246
Accrued expenses	22,396	117,781
Government advances	—	318,116
Unearned government assistance	—	66,938
Income taxes	918	9,415
Net cash provided by operating activities	266,640	820,635
Investing activities
Business combinations, net of cash acquired	(86,269)	(14,076)
Purchases of property and equipment	(123,956)	(105,572)
Investment in businesses	(60,668)	(25,857)
Proceeds from sale of assets and businesses	183	83,320
Net cash used in investing activities	(270,710)	(62,185)
Financing activities
Borrowings on revolving facilities	700,000	470,000
Payments on revolving facilities	(720,000)	(470,000)
Proceeds from term loans	593,683	—
Payments on term loans	(375,084)	(39,843)
Proceeds from 6.250% senior notes	539,176	—
Payment on 6.375% senior notes	(710,000)	—
Revolving facility debt issuance costs	(310)	—
Borrowings of other debt	19,282	35,086
Principal payments on other debt	(22,628)	(42,820)
Repurchase of common stock	(37,309)	(14,242)
Proceeds from exercise of stock options	872	—
Decrease in overdrafts	(25,083)	—
Proceeds from issuance of non-controlling interests	18,288	1,686
Distributions to and purchases of non-controlling interests	(16,032)	(28,196)
Purchase of membership interests of Concentra Group Holdings Parent (Note 4)	—	(366,203)
Net cash used in financing activities	(35,145)	(454,532)
Net increase (decrease) in cash and cash equivalents	(39,215)	303,918
Cash and cash equivalents at beginning of period	175,178	335,882
Cash and cash equivalents at end of period	$135,963	$639,800
Supplemental Information
Cash paid for interest	$149,090	$140,174
Cash paid for taxes	58,472	81,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2020, and for the three and nine month periods ended September 30, 2019 and 2020, have been prepared pursuant to the rules and regulations of the Securities Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 20, 2020.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary relief from some of the existing rules governing contract modifications when the modification is related to the replacement of the London Interbank Offered Rate (“LIBOR”) or other reference rates discontinued as a result of reference rate reform. The ASU specifically provides optional practical expedients for contract modification accounting related to contracts subject to ASC 310, Receivables, ASC 470, Debt, ASC 842, Leases, and ASC 815, Derivatives and Hedging. The ASU also establishes a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and certain elective hedge accounting expedients. For eligible contract modifications, the principle generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. The standard was effective upon issuance on March 12, 2020, and the optional practical expedients can generally be applied to contract modifications made and hedging relationships entered into on or before December 31, 2022.
Borrowings under the Company’s senior secured credit agreement bear interest, at the election of Select, based on LIBOR or an alternate base rate. Provisions within the senior secured credit agreement currently provide the Company with the ability to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist.

In August 2020, the FASB issued ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. As part of this update, convertible instruments are to be included in diluted earnings per share using the if-converted method, rather than the treasury stock method. Further, contracts which can be settled in cash or shares, excluding liability-classified share-based payment awards, are to be included in diluted earnings per share on an if-converted basis if the effect is dilutive, regardless of whether the entity or the counterparty can choose between cash and share settlement. The share-settlement presumption may not be rebutted based on past experience or a stated policy.
This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Company plans to adopt this pronouncement as of January 1, 2022. The use of either the modified retrospective or fully retrospective method of transition is permitted. The Company is currently evaluating the impact of the adoption of ASU 2020-06 on the Company's consolidated financial statements.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, patient accounts receivable which are due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 15% and 19% of the Company’s accounts receivable is from Medicare at December 31, 2019, and September 30, 2020, respectively.
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
The changes in redeemable non-controlling interests were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2020
Balance as of January 1	$780,488	$974,541
Net income attributable to redeemable non-controlling interests	7,700	7,256
Distributions to and purchases of redeemable non-controlling interests	(2,771)	(5,687)
Purchase of membership interests of Concentra Group Holdings Parent	—	(366,203)
Redemption adjustment on redeemable non-controlling interests	47,470	10,123
Other	354	347
Balance as of March 31	$833,241	$620,377
Net income attributable to redeemable non-controlling interests	11,507	3,264
Distributions to and purchases of redeemable non-controlling interests	(395)	(30)
Redemption adjustment on redeemable non-controlling interests	(270)	(127,916)
Other	339	292
Balance as of June 30	$844,422	$495,987
Net income attributable to redeemable non-controlling interests	6,096	17,328
Distributions to and purchases of redeemable non-controlling interests	(1,721)	(4,171)
Redemption adjustment on redeemable non-controlling interests	104,553	32,555
Other	347	157
Balance as of September 30	$953,697	$541,856

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
The total assets of Concentra’s variable interest entities, which are comprised principally of accounts receivable, were $178.4 million and $180.7 million at December 31, 2019, and September 30, 2020, respectively. The total liabilities of Concentra’s variable interest entities, which are comprised principally of accounts payable, accrued expenses, and obligations payable for services received under the aforementioned management agreements, were $176.7 million and $179.4 million at December 31, 2019, and September 30, 2020, respectively.
6.     Leases
The Company has operating and finance leases for its facilities and certain equipment. The Company leases its corporate office space from related parties.
The Company’s total lease cost was as follows (in thousands):

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2020
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating lease cost	$68,046	$1,342	$69,388	$69,308	$1,799	$71,107
Finance lease cost:
Amortization of right-of-use assets	73	—	73	147	—	147
Interest on lease liabilities	259	—	259	255	—	255
Short-term lease cost	592	—	592	—	—	—
Variable lease cost	11,789	156	11,945	12,121	156	12,277
Sublease income	(2,458)	—	(2,458)	(2,566)	—	(2,566)
Total lease cost	$78,301	$1,498	$79,799	$79,265	$1,955	$81,220

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2020
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating lease cost	$202,600	$4,026	$206,626	$208,466	$5,319	$213,785
Finance lease cost:
Amortization of right-of-use assets	199	—	199	278	—	278
Interest on lease liabilities	555	—	555	743	—	743
Short-term lease cost	1,776	—	1,776	—	—	—
Variable lease cost	32,380	397	32,777	36,133	424	36,557
Sublease income	(7,388)	—	(7,388)	(7,742)	—	(7,742)
Total lease cost	$230,122	$4,423	$234,545	$237,878	$5,743	$243,621

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2019	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$204,909	$205,977
Operating cash flows for finance leases	526	758
Financing cash flows for finance leases	183	103
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	$1,202,165	$168,863
Finance leases	9,102	1,198
_______________________________________________________________________________
(1)     Includes the right-of-use assets obtained in exchange for lease liabilities of $1,057.0 million which were recognized upon adoption of ASC Topic 842 at January 1, 2019.

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2019			September 30, 2020
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating Leases
Operating lease right-of-use assets	$971,382	$32,604	$1,003,986	$974,254	$31,435	$1,005,689

Current operating lease liabilities	$202,506	$5,444	$207,950	$209,276	$5,959	$215,235
Non-current operating lease liabilities	826,049	26,848	852,897	827,638	24,917	852,555
Total operating lease liabilities	$1,028,555	$32,292	$1,060,847	$1,036,914	$30,876	$1,067,790

	December 31, 2019			September 30, 2020
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Finance Leases
Property and equipment, net	$4,965	$—	$4,965	$5,677	$—	$5,677

Current portion of long-term debt and notes payable	$195	$—	$195	$518	$—	$518
Long-term debt, net of current portion	13,088	—	13,088	13,644	—	13,644
Total finance lease liabilities	$13,283	$—	$13,283	$14,162	$—	$14,162
The weighted average remaining lease terms and discount rates were as follows:

	December 31, 2019	September 30, 2020
Weighted average remaining lease term (in years):
Operating leases	8.0	7.8
Finance leases	34.4	31.4
Weighted average discount rate:
Operating leases	5.9%	5.6%
Finance leases	7.3%	7.2%
As of September 30, 2020, maturities of lease liabilities were approximately as follows (in thousands):

	Operating Leases	Finance Leases
2020 (remainder of year)	$69,597	$289
2021	258,872	1,669
2022	216,986	1,656
2023	172,282	1,523
2024	136,408	1,194
Thereafter	544,469	30,223
Total undiscounted cash flows	1,398,614	36,554
Less: Imputed interest	330,824	22,392
Total discounted lease liabilities	$1,067,790	$14,162

7.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2019	$1,078,804	$430,900	$649,763	$1,232,488	$3,391,955
Acquisition of businesses	—	—	1,137	12,287	13,424
Sale of businesses	—	(628)	(6,034)	(29,688)	(36,350)
Measurement period adjustment	—	—	—	(20)	(20)
Balance as of September 30, 2020	$1,078,804	$430,272	$644,866	$1,215,067	$3,369,009
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2019			September 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	17,157	—	17,157	18,401	—	18,401
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	287,373	(87,346)	200,027	289,813	(106,749)	183,064
Non-compete agreements	32,114	(8,802)	23,312	33,468	(10,999)	22,469
Total identifiable intangible assets	$510,216	$(101,148)	$409,068	$515,254	$(122,748)	$392,506
The Company’s accreditations and indefinite-lived trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At September 30, 2020, the accreditations and indefinite-lived trademarks have a weighted average time until next renewal of 1.5 years and 7.0 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $6.9 million for both the three months ended September 30, 2019 and 2020. Amortization expense was $22.9 million and $20.6 million for the nine months ended September 30, 2019 and 2020, respectively.

8.     Long-Term Debt and Notes Payable
As of September 30, 2020, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select 6.250% senior notes	$1,225,000	$35,330	$(17,707)	$1,242,623	$1,274,000
Select credit facilities:
Select term loan	2,103,437	(8,899)	(9,700)	2,084,838	2,045,593
Other debt, including finance leases	74,840	—	(325)	74,515	74,515
Total debt	$3,403,277	$26,431	$(27,732)	$3,401,976	$3,394,108
Principal maturities of the Company’s long-term debt and notes payable were approximately as follows (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Select 6.250% senior notes	$—	$—	$—	$—	$—	$1,225,000	$1,225,000
Select credit facilities:
Select term loan	—	—	—	4,757	11,150	2,087,530	2,103,437
Other debt, including finance leases	3,707	9,449	3,662	22,590	23,533	11,899	74,840
Total debt	$3,707	$9,449	$3,662	$27,347	$34,683	$3,324,429	$3,403,277
As of December 31, 2019, the Company’s long-term debt and notes payable were as follows (in thousands):

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
Select 6.250% senior notes	$1,225,000	$39,988	$(19,944)	$1,245,044	$1,322,020
Select credit facilities:
Select term loan	2,143,280	(10,411)	(11,348)	2,121,521	2,145,959
Other debt, including finance leases	78,941	—	(396)	78,545	78,545
Total debt	$3,447,221	$29,577	$(31,688)	$3,445,110	$3,546,524
Excess Cash Flow Payment
In February 2020, Select made a principal prepayment of approximately $39.8 million associated with its term loans (the “Select term loan”) in accordance with the provision in its senior secured credit agreement, dated March 6, 2017, as amended (together with any borrowings thereunder, the “Select credit facilities”), that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
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
Interest Rate Cap Transaction
In October 2020, the Company entered into an interest rate cap transaction in order to reduce its interest rate exposure associated with the Select term loan. The interest rate cap will limit the Company’s 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. The agreement is effective March 31, 2021 for interest payments from and including April 30, 2021 through September 30, 2024.

9.     Segment Information
The Company’s reportable segments include the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services with non-consolidating subsidiaries. For the three and nine months ended September 30, 2020, the Company’s other activities also include other operating income related to the recognition of payments received under the Provider Relief Fund for losses of revenue and health care related expenses attributable to the coronavirus disease 2019 (“COVID-19”). Refer to Note 14 – CARES Act for further information.
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)
Net operating revenues:
Critical illness recovery hospital	$462,892	$519,454	$1,381,569	$1,539,601
Rehabilitation hospital	173,369	188,075	488,301	538,761
Outpatient rehabilitation	265,330	240,042	774,126	662,429
Concentra	421,900	391,859	1,231,672	1,102,732
Other	69,852	84,439	203,670	227,696
Total Company	$1,393,343	$1,423,869	$4,079,338	$4,071,219
Adjusted EBITDA:
Critical illness recovery hospital	$57,247	$88,830	$194,383	$267,143
Rehabilitation hospital	36,780	44,637	92,545	110,811
Outpatient rehabilitation	40,040	30,623	111,615	51,463
Concentra	77,679	80,547	220,024	183,510
Other	(29,081)	(31,433)	(79,552)	(33,638)
Total Company	$182,665	$213,204	$539,015	$579,289
Total assets:
Critical illness recovery hospital	$2,116,512	$2,160,157	$2,116,512	$2,160,157
Rehabilitation hospital	1,121,260	1,144,436	1,121,260	1,144,436
Outpatient rehabilitation	1,280,712	1,298,938	1,280,712	1,298,938
Concentra	2,366,227	2,355,644	2,366,227	2,355,644
Other	270,045	700,702	270,045	700,702
Total Company	$7,154,756	$7,659,877	$7,154,756	$7,659,877
Purchases of property and equipment:
Critical illness recovery hospital	$12,254	$11,126	$36,902	$35,061
Rehabilitation hospital	5,293	1,636	23,832	6,884
Outpatient rehabilitation	7,476	7,268	23,221	22,245
Concentra	8,240	11,985	36,178	34,391
Other	1,408	2,304	3,823	6,991
Total Company	$34,671	$34,319	$123,956	$105,572

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$57,247	$36,780	$40,040	$77,679	$(29,081)
Depreciation and amortization	(12,484)	(7,234)	(6,887)	(23,989)	(2,347)
Stock compensation expense	—	—	—	(768)	(6,050)
Income (loss) from operations	$44,763	$29,546	$33,153	$52,922	$(37,478)	$122,906
Loss on early retirement of debt						(18,643)
Equity in earnings of unconsolidated subsidiaries						6,950
Interest expense						(54,336)
Income before income taxes						$56,877

	Three Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$88,830	$44,637	$30,623	$80,547	$(31,433)
Depreciation and amortization	(12,521)	(6,910)	(7,231)	(21,083)	(2,365)
Stock compensation expense	—	—	—	(506)	(6,456)
Income (loss) from operations	$76,309	$37,727	$23,392	$58,958	$(40,254)	$156,132
Equity in earnings of unconsolidated subsidiaries						8,765
Gain on sale of business						5,143
Interest expense						(34,026)
Income before income taxes						$136,014

	Nine Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$194,383	$92,545	$111,615	$220,024	$(79,552)
Depreciation and amortization	(38,430)	(20,332)	(20,910)	(73,372)	(7,028)
Stock compensation expense	—	—	—	(2,302)	(17,129)
Income (loss) from operations	$155,953	$72,213	$90,705	$144,350	$(103,709)	$359,512
Loss on early retirement of debt						(18,643)
Equity in earnings of unconsolidated subsidiaries						18,710
Gain on sale of businesses						6,532
Interest expense						(156,611)
Income before income taxes						$209,500

	Nine Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$267,143	$110,811	$51,463	$183,510	$(33,638)
Depreciation and amortization	(38,749)	(20,704)	(21,643)	(65,827)	(7,210)
Stock compensation expense	—	—	—	(1,974)	(18,854)
Income (loss) from operations	$228,394	$90,107	$29,820	$115,709	$(59,702)	$404,328
Equity in earnings of unconsolidated subsidiaries						19,677
Gain on sale of businesses						12,690
Interest expense						(117,499)
Income before income taxes						$319,196

10.     Revenue from Contracts with Customers
Net operating revenues consist primarily of revenues generated from services provided to patients and other revenues for services provided to healthcare institutions under contractual arrangements. The following tables disaggregate the Company’s net operating revenues for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$218,096	$86,495	$44,230	$451	$—	$349,272
Non-Medicare	240,603	76,957	200,093	418,380	—	936,033
Total patient services revenues	458,699	163,452	244,323	418,831	—	1,285,305
Other revenues	4,193	9,917	21,007	3,069	69,852	108,038
Total net operating revenues	$462,892	$173,369	$265,330	$421,900	$69,852	$1,393,343

	Three Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$218,386	$90,650	$37,216	$286	$—	$346,538
Non-Medicare	296,099	87,539	186,414	388,692	—	958,744
Total patient services revenues	514,485	178,189	223,630	388,978	—	1,305,282
Other revenues	4,969	9,886	16,412	2,881	84,439	118,587
Total net operating revenues	$519,454	$188,075	$240,042	$391,859	$84,439	$1,423,869

	Nine Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$679,953	$238,334	$128,377	$1,480	$—	$1,048,144
Non-Medicare	692,178	221,571	586,248	1,221,893	—	2,721,890
Total patient services revenues	1,372,131	459,905	714,625	1,223,373	—	3,770,034
Other revenues	9,438	28,396	59,501	8,299	203,670	309,304
Total net operating revenues	$1,381,569	$488,301	$774,126	$1,231,672	$203,670	$4,079,338

	Nine Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenues:
Medicare	$675,403	$252,912	$98,097	$1,015	$—	$1,027,427
Non-Medicare	853,111	256,672	518,407	1,093,192	—	2,721,382
Total patient services revenues	1,528,514	509,584	616,504	1,094,207	—	3,748,809
Other revenues	11,087	29,177	45,925	8,525	227,696	322,410
Total net operating revenues	$1,539,601	$538,761	$662,429	$1,102,732	$227,696	$4,071,219

11.     Sale of Businesses
During the nine months ended September 30, 2020, the Company sold three businesses, including Concentra’s Department of Veterans Affairs community-based outpatient clinic business, for a total selling price of approximately $87.0 million, which excludes transaction expenses and is subject to certain adjustments in accordance with the terms set forth in each respective purchase agreement. These sales resulted in non-operating gains of approximately $21.6 million. During the nine months ended September 30, 2020, the Company also accrued a liability and incurred a non-operating loss of $9.0 million related to the indemnity provision associated with a previously sold business.
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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no dividends declared or contractual dividends paid for the three and nine months ended September 30, 2019 and 2020.
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

	Basic EPS		Diluted EPS
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)
Net income	$44,030	$104,457	$44,030	$104,457
Less: net income attributable to non-controlling interests	13,298	27,511	13,298	27,511
Net income attributable to the Company	30,732	76,946	30,732	76,946
Less: net income attributable to participating securities	1,052	2,666	1,052	2,666
Net income attributable to common shares	$29,680	$74,280	$29,680	$74,280

	Basic EPS		Diluted EPS
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)
Net income	$157,360	$242,391	$157,360	$242,391
Less: net income attributable to non-controlling interests	40,978	60,670	40,978	60,670
Net income attributable to the Company	116,382	181,721	116,382	181,721
Less: net income attributable to participating securities	3,889	6,254	3,888	6,254
Net income attributable to common shares	$112,493	$175,467	$112,494	$175,467

The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended September 30, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$29,680	129,988	$0.23	$29,680	130,007	$0.23
Participating securities	1,052	4,607	$0.23	1,052	4,607	$0.23
Total Company	$30,732			$30,732

	Three Months Ended September 30, 2020
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$74,280	129,882	$0.57	$74,280	129,882	$0.57
Participating securities	2,666	4,662	$0.57	2,666	4,662	$0.57
Total Company	$76,946			$76,946

	Nine Months Ended September 30, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$112,493	130,442	$0.86	$112,494	130,474	$0.86
Participating securities	3,889	4,509	$0.86	3,888	4,509	$0.86
Total Company	$116,382			$116,382

	Nine Months Ended September 30, 2020
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$175,467	129,616	$1.35	$175,467	129,616	$1.35
Participating securities	6,254	4,620	$1.35	6,254	4,620	$1.35
Total Company	$181,721			$181,721
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
Contract Therapy Subpoena. On May 18, 2017, the Company received a subpoena from the U.S. Attorney’s Office for the District of New Jersey seeking various documents principally relating to the Company’s contract therapy division, which contracted to furnish rehabilitation therapy services to residents of skilled nursing facilities (“SNFs”) and other providers. The Company operated its contract therapy division through a subsidiary until March 31, 2016, when the Company sold the stock of the subsidiary. The subpoena seeks documents that appear to be aimed at assessing whether therapy services were furnished and billed in compliance with Medicare SNF billing requirements, including whether therapy services were coded at inappropriate levels and whether excessive or unnecessary therapy was furnished to justify coding at higher paying levels. The U.S. Attorney’s Office has indicated that the subpoena was issued in connection with a qui tam lawsuit. The Company has produced documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
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
Oklahoma City Subpoena. On August 24, 2020, the Company and Select Specialty Hospital – Oklahoma City, Inc. (“SSH–Oklahoma City”) received Civil Investigative Demands from the U.S. Attorney’s Office for the Western District of Oklahoma seeking responses to interrogatories and the production of various documents principally relating to the documentation, billing and reviews of medical services furnished to patients at SSH-Oklahoma City. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company is producing documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.

14.     CARES Act
Provider Relief Funds
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to COVID-19. These health care related expenses could include costs associated with constructing temporary structures or emergency operation centers, retrofitting facilities, purchasing medical supplies and equipment including personal protective equipment and testing supplies, and increasing workforce and trainings. The Company’s consolidated subsidiaries received approximately $120.8 million of payments under the Provider Relief Fund as of September 30, 2020.
On September 19, 2020, the Department of Health and Human Services (“HHS”) released a post-payment notice of reporting requirements associated with the payments made under the Provider Relief Fund. Under these reporting requirements, among other things, recipients of Provider Relief Fund payments must first apply the payments against health care related expenses attributable to COVID-19 which are not reimbursable by other sources. Then, payments may be applied to lost revenues. HHS changed the definition of lost revenues provided in prior guidance, and now defines lost revenues as “a negative change in year-over-year net patient care operating income.” The calculation of lost revenues is net of health care related expenses attributable to COVID-19, as mentioned above.
Under the Company’s accounting policy, payments are recognized as other operating income when it is probable that it has complied with the terms and conditions of the funds, as outlined by HHS. The Company believes that the reporting requirements issued on September 19, 2020, are a change to, rather than clarification of, the terms and conditions which existed upon receipt of the Provider Relief Fund payments. As such, the Company evaluated compliance with the terms and conditions set forth under the new reporting requirements as of September 30, 2020 and, during the three months ended September 30, 2020, the Company recognized a reduction to other operating income of $1.2 million on the accompanying condensed consolidated statement of operations. During the nine months ended September 30, 2020, the Company recognized approximately $53.8 million as other operating income on the accompanying condensed consolidated statement of operations.
The remaining Provider Relief Fund payments of approximately $66.9 million are reported as “unearned government assistance” on the accompanying condensed consolidated balance sheet. There is uncertainty regarding whether all payments received by the Company’s consolidated subsidiaries will be recognized as other operating income in future periods. Such funds may need to be repaid to the government to the extent that payments received exceed lost revenues and health care related expenses attributable to COVID-19.
Changes to Provider Relief Fund Reporting Requirements
On October 22, 2020, HHS released a second post-payment notice of reporting requirements associated with the payments made under the Provider Relief Fund. Under the revised reporting requirements, among other things, HHS defined lost revenues as “a negative change in year-over-year actual revenue from patient care related sources,” rather than “a negative change in year-over-year net patient care operating income” as outlined above.
The Company believes that the reporting requirements issued on October 22, 2020, are a change to, rather than clarification of, the terms and conditions which existed on September 19, 2020. As such, any changes in other operating income as a result of the revised reporting requirements issued on October 22, 2020, will be recognized in periods subsequent to September 30, 2020.
Medicare Accelerated and Advance Payments Program
In accordance with the CARES Act, CMS temporarily expanded its current Accelerated and Advance Payment Program for Medicare providers. Under this program, qualified healthcare providers could receive advanced or accelerated payments from CMS. The Company’s consolidated subsidiaries received approximately $318.1 million of advanced payments under this program. The majority of these payments were received in April 2020.
For the Company’s critical illness recovery hospitals and rehabilitation hospitals, repayment of amounts received under the Accelerated and Advance Payment Program were originally due 210 days after the advanced payment was issued, with CMS having the ability to recoup the advanced payments through future Medicare claims billed by the Company’s hospitals, beginning 121 days after the advanced payment was issued. As of September 30, 2020, CMS had not recouped any of the advanced payments provided to the Company under this program.

On October 1, 2020, a short-term government funding bill was signed into law. This bill, among other things, extended the repayment terms for providers who received advanced payments under the Medicare Accelerated and Advance Payment Program. The bill modified the terms of repayment so that a provider can request no recoupment for one year after the advanced payment was issued, followed by a 25.0% recoupment of Medicare payments during the next 11 months, and 50.0% recoupment of Medicare payments during the last six months. Any amounts that remain unpaid after 29 months would be subject to a 4.0% interest rate.

There is still uncertainty regarding how these modified terms will impact the timing of the Company’s repayment of the advances it has received; accordingly, amounts received under the Accelerated and Advance Payment Program are reflected as a current liability under “government advances” on the accompanying condensed consolidated balance sheet.
Employer Payroll Tax Deferral
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as allowed by the CARES Act through December 31, 2020. The Company is able to defer half of its share of payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022. As of September 30, 2020, the Company deferred approximately $67.6 million of payroll taxes. These amounts are reflected in “other non-current liabilities” on the accompanying condensed consolidated balance sheet.
15.     Income Taxes
The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. This legislation had the effect of increasing the Company’s deferred income taxes and decreasing its current income taxes payable by approximately $15.5 million and resulted from bonus depreciation on certain types of qualified property for tax years beginning January 1, 2018, and the provision for an increase in the amounts allowed for interest expense deductions for tax years beginning January 1, 2019. The legislation related to net operating losses did not impact the Company’s deferred tax balances.

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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020, as such risk factors may be updated from time to time in our periodic filings with the SEC.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of September 30, 2020, we had operations in 46 states and the District of Columbia. We operated 100 critical illness recovery hospitals in 28 states, 29 rehabilitation hospitals in 12 states, and 1,777 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 523 occupational health centers in 41 states as of September 30, 2020. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had net operating revenues of $4,071.2 million for the nine months ended September 30, 2020. Of this total, we earned approximately 38% of our net operating revenues from our critical illness recovery hospital segment, approximately 13% from our rehabilitation hospital segment, approximately 16% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)
Net income	$44,030	$104,457	$157,360	$242,391
Income tax expense	12,847	31,557	52,140	76,805
Interest expense	54,336	34,026	156,611	117,499
Gain on sale of businesses	—	(5,143)	(6,532)	(12,690)
Equity in earnings of unconsolidated subsidiaries	(6,950)	(8,765)	(18,710)	(19,677)
Loss on early retirement of debt	18,643	—	18,643	—
Income from operations	122,906	156,132	359,512	404,328
Stock compensation expense:
Included in general and administrative	5,305	5,600	14,849	16,488
Included in cost of services	1,513	1,362	4,582	4,340
Depreciation and amortization	52,941	50,110	160,072	154,133
Adjusted EBITDA	$182,665	$213,204	$539,015	$579,289

Effects of the COVID-19 Pandemic on our Results of Operations
The continuing implications of the COVID-19 pandemic on our results of operations and overall financial performance remain uncertain. We have provided net operating revenues and certain operating statistics to assist readers in understanding how the COVID-19 pandemic impacted each of our segments during the three and nine months ended September 30, 2020. Please refer to our risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020 for further discussion.
Critical Illness Recovery Hospital Segment. Our critical illness recovery hospitals are a key component of the inpatient hospital continuum of care. Both CMS and Congress acted to temporarily suspend certain regulations concerning length of stay requirements, which apply to our critical illness recovery hospitals, in order to facilitate the transfer of patients from general acute care hospitals (see “Regulatory Changes” for further discussion of the temporary suspension of regulations). This was done in order to expand hospital bed capacity to care for COVID-19 patients. COVID-19 has been prevalent in certain markets that we serve; as a result, our critical illness recovery hospitals have admitted patients with COVID-19 and we have faced the challenging task of treating those patients while also taking measures to protect our patients and staff members who do not have COVID-19. The pandemic has caused, and may continue to cause, disruptions in our critical illness recovery hospitals, which include, in some cases, the addition or reduction of beds, the creation of isolated units and spaces, temporary increases or restrictions on admissions, the incurrence of additional costs, staff illnesses, and the increased use of contract clinical labor.
The following table shows the trend in net operating revenues, patient day volume, and occupancy rates for each of the periods presented, as well as the number of critical illness recovery hospitals we owned at the end of each period.

	Net Operating Revenues			Patient Days			Occupancy Rate		Number of Hospitals Owned(1)
	2019	2020	% Change	2019	2020	% Change	2019	2020	2019	2020
	(in thousands, except percentages)
January	$149,799	$163,238	9.0%	86,238	90,783	5.3%	69%	69%	96	100
February	145,586	165,375	13.6%	80,806	87,844	8.7%	71%	72%	96	100
March	162,149	171,908	6.0%	91,085	91,831	0.8%	73%	70%	96	100
Three Months Ended March 31	$457,534	$500,521	9.4%	258,129	270,458	4.8%	71%	70%	96	100

April	$156,231	$171,445	9.7%	88,357	90,710	2.7%	70%	71%	99	100
May	156,422	178,223	13.9%	89,350	95,191	6.5%	69%	72%	99	100
June	148,490	169,958	14.5%	85,153	90,988	6.9%	68%	71%	99	100
Three Months Ended June 30	$461,143	$519,626	12.7%	262,860	276,889	5.3%	69%	72%	99	100
Six Months Ended June 30	$918,677	$1,020,147	11.0%	520,989	547,347	5.1%	70%	71%	99	100

July	$151,416	$175,253	15.7%	87,143	94,144	8.0%	67%	71%	99	99
August	155,485	173,967	11.9%	86,553	93,964	8.6%	66%	71%	99	99
September	155,991	170,234	9.1%	84,393	90,955	7.8%	67%	71%	99	99
Three Months Ended September 30	$462,892	$519,454	12.2%	258,089	279,063	8.1%	67%	71%	99	99
Nine Months Ended September 30	$1,381,569	$1,539,601	11.4%	779,078	826,410	6.1%	69%	71%	99	99

_______________________________________________________________________________
(1)    Represents the number of hospitals owned at the end of each period presented.

Rehabilitation Hospital Segment. Our rehabilitation hospitals receive most of their admissions from general acute care hospitals. Both CMS and Congress acted to temporarily suspend certain regulations that govern admissions into our rehabilitation hospitals in order to facilitate the transfer of patients from general acute care hospitals and critical illness recovery hospitals (see “Regulatory Changes” for further discussion of the temporary suspension of regulations). This was done in order to expand hospital bed capacity to care for COVID-19 patients. COVID-19 has been prevalent in certain markets that we serve; as a result, our rehabilitation hospitals have admitted patients with COVID-19 and we have faced the challenging task of treating those patients while also taking measures to protect our patients and staff members who do not have COVID-19. The pandemic has caused, and will continue to cause, disruptions in our rehabilitation hospitals, which include, in some cases, the addition or reduction of beds, the creation of isolated units and spaces, temporary restrictions on admissions, the incurrence of additional costs, staff illnesses, and the increased use of contract clinical labor. At the beginning of the pandemic, elective surgeries at hospitals and other facilities were suspended, which reduced the need for inpatient rehabilitation services. Beginning in May, state governments and health departments began to ease these restrictions and hospitals began to perform elective surgeries again, which has since increased the need for the services provided by our rehabilitation hospitals.
The following table shows the trend in net operating revenues, patient day volume, and occupancy rates for each of the periods presented, as well as the number of rehabilitation hospitals we owned at the end of each period.

	Net Operating Revenues			Patient Days			Occupancy Rate		Number of Hospitals Owned(1)
	2019	2020	% Change	2019	2020	% Change	2019	2020	2019	2020
	(in thousands, except percentages)
January	$50,615	$61,673	21.8%	27,434	32,111	17.0%	74%	79%	17	19
February	48,080	60,690	26.2%	25,442	31,813	25.0%	76%	84%	17	19
March	55,863	59,656	6.8%	29,940	30,644	2.4%	78%	76%	18	19
Three Months Ended March 31	$154,558	$182,019	17.8%	82,816	94,568	14.2%	76%	79%	18	19

April	$51,991	$45,878	(11.8)%	28,266	23,553	(16.7)%	76%	61%	18	19
May	56,019	57,815	3.2%	29,730	29,787	0.2%	75%	73%	19	19
June	52,364	64,974	24.1%	28,529	30,741	7.8%	73%	78%	19	19
Three Months Ended June 30	$160,374	$168,667	5.2%	86,525	84,081	(2.8)%	75%	71%	19	19
Six Months Ended June 30	$314,932	$350,686	11.4%	169,341	178,649	5.5%	76%	75%	19	19

July	$57,077	$62,312	9.2%	30,054	31,986	6.4%	75%	81%	19	18
August	58,072	63,673	9.6%	30,228	32,518	7.6%	75%	83%	19	18
September	58,220	62,090	6.6%	29,172	31,176	6.9%	75%	82%	19	18
Three Months Ended September 30	$173,369	$188,075	8.5%	89,454	95,680	7.0%	75%	82%	19	18
Nine Months Ended September 30	$488,301	$538,761	10.3%	258,795	274,329	6.0%	75%	77%	19	18
_______________________________________________________________________________
(1)    Represents the number of hospitals owned at the end of each period presented.

Outpatient Rehabilitation Segment. Beginning in mid-March, state governments began implementing mandatory closures of non-essential or non-life sustaining businesses, restricting travel and individual activities outside of the home, closing schools, and mandating other social distancing measures. Additionally, hospitals and other facilities began to suspend elective surgeries. As a result, our outpatient rehabilitation clinics experienced significantly less patient visit volume due to a decline in patient referrals from physicians, a reduction in workers’ compensation injury visits resulting from the temporary closure of businesses, and the suspension of elective surgeries which would have required outpatient rehabilitation services. Beginning in May, state governments began to ease restrictions imposed on individuals and businesses. Further, most physician offices have reopened for routine office visits and hospitals and other facilities have begun to perform elective surgeries again, which has since increased the need for services provided by our outpatient rehabilitation clinics.

The following table shows the trend in net operating revenues and patient visit volume for each of the periods presented, as well as the number of working days for each period.

	Net Operating Revenues			Visits			Working Days(1)
	2019	2020	% Change	2019	2020	% Change	2019	2020
	(in thousands, except percentages)
January	$83,185	$90,924	9.3%	687,007	757,171	10.2%	22	22
February	78,573	88,239	12.3%	658,610	739,061	12.2%	20	20
March	85,147	76,086	(10.6)%	708,866	626,433	(11.6)%	21	22
Three Months Ended March 31	$246,905	$255,249	3.4%	2,054,483	2,122,665	3.3%	63	64

April	$90,230	$49,084	(45.6)%	762,914	386,108	(49.4)%	22	22
May	90,272	51,186	(43.3)%	759,829	409,703	(46.1)%	22	20
June	81,389	66,868	(17.8)%	680,762	546,456	(19.7)%	20	22
Three Months Ended June 30	$261,891	$167,138	(36.2)%	2,203,505	1,342,267	(39.1)%	64	64
Six Months Ended June 30	$508,796	$422,387	(17.0)%	4,257,988	3,464,932	(18.6)%	127	128

July	$89,267	$77,793	(12.9)%	754,102	636,826	(15.6)%	22	22
August	90,687	79,034	(12.8)%	743,813	651,738	(12.4)%	22	21
September	85,376	83,215	(2.5)%	706,413	694,808	(1.6)%	20	21
Three Months Ended September 30	$265,330	$240,042	(9.5)%	2,204,328	1,983,372	(10.0)%	64	64
Nine Months Ended September 30	$774,126	$662,429	(14.4)%	6,462,316	5,448,304	(15.7)%	191	192
_______________________________________________________________________________
(1)    Represents the number of days in which normal business operations were conducted during the periods presented.
Concentra Segment. Beginning in mid-March, state governments began placing significant restrictions on businesses and mandating closures of non-essential or non-life sustaining businesses, causing many employers to furlough their workforce and temporarily cease or significantly reduce their operations. These actions have had significant effects on our patient visit volumes. Beginning in May, state governments began to ease restrictions imposed on businesses and employers began to increase their workforce, which has since resulted in an increased need for our occupational health services.
The following table shows the trend in net operating revenues and patient visit volume for each of the periods presented, as well as the number of working days for each period.

	Net Operating Revenues			Visits			Working Days(1)
	2019	2020	% Change	2019	2020	% Change	2019	2020
	(in thousands, except percentages)
January	$133,507	$141,236	5.8%	985,598	1,032,069	4.7%	22	22
February	126,309	133,690	5.8%	919,065	965,741	5.1%	20	20
March	136,505	123,609	(9.4)%	1,006,944	879,585	(12.6)%	21	22
Three Months Ended March 31	$396,321	$398,535	0.6%	2,911,607	2,877,395	(1.2)%	63	64

April	$140,050	$91,178	(34.9)%	1,040,543	610,555	(41.3)%	22	22
May	143,183	99,228	(30.7)%	1,073,763	674,629	(37.2)%	22	20
June	130,218	121,932	(6.4)%	988,783	865,896	(12.4)%	20	22
Three Months Ended June 30	$413,451	$312,338	(24.5)%	3,103,089	2,151,080	(30.7)%	64	64
Six Months Ended June 30	$809,772	$710,873	(12.2)%	6,014,696	5,028,475	(16.4)%	127	128

July	$142,385	$132,465	(7.0)%	1,057,809	930,427	(12.0)%	22	22
August	144,452	130,291	(9.8)%	1,087,165	933,555	(14.1)%	22	21
September	135,063	129,103	(4.4)%	1,005,929	963,065	(4.3)%	20	21
Three Months Ended September 30	$421,900	$391,859	(7.1)%	3,150,903	2,827,047	(10.3)%	64	64
Nine Months Ended September 30	$1,231,672	$1,102,732	(10.5)%	9,165,599	7,855,522	(14.3)%	191	192
_______________________________________________________________________________
(1)    Represents the number of days in which normal business operations were conducted during the periods presented.

Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three and nine months ended September 30, 2019 and 2020. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three and nine months ended September 30, 2019 and 2020.
The continued uncertainty of the potential impact of the COVID-19 pandemic on the healthcare sector could have a materially adverse impact our business, results of operations, and overall financial performance in future periods. See Item 1A. “Risk Factors” of our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020 for further discussion of the possible impact of the COVID-19 pandemic on our business.
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

Summary Financial Results
Three Months Ended September 30, 2020
For the three months ended September 30, 2020, our net operating revenues increased 2.2% to $1,423.9 million, compared to $1,393.3 million for the three months ended September 30, 2019. Income from operations increased 27.0% to $156.1 million for the three months ended September 30, 2020, compared to $122.9 million for the three months ended September 30, 2019.
Net income increased 137.2% to $104.5 million for the three months ended September 30, 2020, compared to $44.0 million for the three months ended September 30, 2019. Net income included pre-tax gains on sales of businesses of $5.1 million for the three months ended September 30, 2020. Net income included pre-tax losses on early retirement of debt of $18.6 million for the three months ended September 30, 2019.
Adjusted EBITDA increased 16.7% to $213.2 million for the three months ended September 30, 2020, compared to $182.7 million for the three months ended September 30, 2019. Our Adjusted EBITDA margin was 15.0% for the three months ended September 30, 2020, compared to 13.1% for the three months ended September 30, 2019.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$519,454	$188,075	$240,042	$391,859	$84,439	$1,423,869
Operating expenses	(430,624)	(143,438)	(209,419)	(312,175)	(120,811)	(1,216,467)
Depreciation and amortization	(12,521)	(6,910)	(7,231)	(21,083)	(2,365)	(50,110)
Other operating income	—	—	—	357	(1,517)	(1,160)
Income (loss) from operations	$76,309	$37,727	$23,392	$58,958	$(40,254)	$156,132
Depreciation and amortization	12,521	6,910	7,231	21,083	2,365	50,110
Stock compensation expense	—	—	—	506	6,456	6,962
Adjusted EBITDA	$88,830	$44,637	$30,623	$80,547	$(31,433)	$213,204
Adjusted EBITDA margin	17.1%	23.7%	12.8%	20.6%	N/M	15.0%

	Three Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$462,892	$173,369	$265,330	$421,900	$69,852	$1,393,343
Operating expenses	(405,645)	(136,589)	(225,290)	(344,989)	(104,983)	(1,217,496)
Depreciation and amortization	(12,484)	(7,234)	(6,887)	(23,989)	(2,347)	(52,941)
Income (loss) from operations	$44,763	$29,546	$33,153	$52,922	$(37,478)	$122,906
Depreciation and amortization	12,484	7,234	6,887	23,989	2,347	52,941
Stock compensation expense	—	—	—	768	6,050	6,818
Adjusted EBITDA	$57,247	$36,780	$40,040	$77,679	$(29,081)	$182,665
Adjusted EBITDA margin	12.4%	21.2%	15.1%	18.4%	N/M	13.1%

The following table summarizes changes in segment performance measures for the three months ended September 30, 2020, compared to the three months ended September 30, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	12.2%	8.5%	(9.5)%	(7.1)%	20.9%	2.2%
Change in income from operations	70.5%	27.7%	(29.4)%	11.4%	N/M	27.0%
Change in Adjusted EBITDA	55.2%	21.4%	(23.5)%	3.7%	N/M	16.7%
_______________________________________________________________________________
N/M —     Not meaningful.

Nine Months Ended September 30, 2020
For the nine months ended September 30, 2020, our net operating revenues were $4,071.2 million, compared to $4,079.3 million for the nine months ended September 30, 2019. Income from operations increased 12.5% to $404.3 million for the nine months ended September 30, 2020, compared to $359.5 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, income from operations included other operating income of $53.8 million related to the recognition of payments received under the Provider Relief Fund for loss of revenue and health care related expenses attributable to COVID-19. Refer to Note 14 – CARES Act for further information.
Net income increased 54.0% to $242.4 million for the nine months ended September 30, 2020, compared to $157.4 million for the nine months ended September 30, 2019. Net income included pre-tax gains on sales of businesses of $12.7 million for the nine months ended September 30, 2020. Net income included pre-tax losses on early retirement of debt of $18.6 million and a pre-tax gain on sale of businesses of $6.5 million for the nine months ended September 30, 2019.
Adjusted EBITDA increased 7.5% to $579.3 million for the nine months ended September 30, 2020, compared to $539.0 million for the nine months ended September 30, 2019. Our Adjusted EBITDA margin was 14.2% for the nine months ended September 30, 2020, compared to 13.2% for the nine months ended September 30, 2019.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Nine Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,539,601	$538,761	$662,429	$1,102,732	$227,696	$4,071,219
Operating expenses	(1,272,458)	(427,950)	(610,966)	(922,342)	(332,870)	(3,566,586)
Depreciation and amortization	(38,749)	(20,704)	(21,643)	(65,827)	(7,210)	(154,133)
Other operating income	—	—	—	1,146	52,682	53,828
Income (loss) from operations	$228,394	$90,107	$29,820	$115,709	$(59,702)	$404,328
Depreciation and amortization	38,749	20,704	21,643	65,827	7,210	154,133
Stock compensation expense	—	—	—	1,974	18,854	20,828
Adjusted EBITDA	$267,143	$110,811	$51,463	$183,510	$(33,638)	$579,289
Adjusted EBITDA margin	17.4%	20.6%	7.8%	16.6%	N/M	14.2%

	Nine Months Ended September 30, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Net operating revenues	$1,381,569	$488,301	$774,126	$1,231,672	$203,670	$4,079,338
Operating expenses	(1,187,186)	(395,756)	(662,511)	(1,013,950)	(300,351)	(3,559,754)
Depreciation and amortization	(38,430)	(20,332)	(20,910)	(73,372)	(7,028)	(160,072)
Income (loss) from operations	$155,953	$72,213	$90,705	$144,350	$(103,709)	$359,512
Depreciation and amortization	38,430	20,332	20,910	73,372	7,028	160,072
Stock compensation expense	—	—	—	2,302	17,129	19,431
Adjusted EBITDA	$194,383	$92,545	$111,615	$220,024	$(79,552)	$539,015
Adjusted EBITDA margin	14.1%	19.0%	14.4%	17.9%	N/M	13.2%
The following table summarizes changes in segment performance measures for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in net operating revenues	11.4%	10.3%	(14.4)%	(10.5)%	11.8%	(0.2)%
Change in income from operations	46.5%	24.8%	(67.1)%	(19.8)%	N/M	12.5%
Change in Adjusted EBITDA	37.4%	19.7%	(53.9)%	(16.6)%	N/M	7.5%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by HHS and CMS. Net operating revenues generated directly from the Medicare program represented approximately 25% of our net operating revenues for the nine months ended September 30, 2020, and 26% of our net operating revenues for the year ended December 31, 2019.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, and October 23, 2020. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under the Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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
iii.Medicare expanded the types of health care professionals who can furnish telehealth services to include all those who are eligible to bill Medicare for their professional services. This allows health care professionals who were previously ineligible to furnish and bill for Medicare telehealth services, including physical therapists, occupational therapists, speech language pathologists, and others, to receive payment for Medicare telehealth services.
iv.Medicare will not require out-of-state physician and non-physician practitioners to be licensed in the state where they are providing services when they are licensed in another state, subject to certain conditions and state or local licensure requirements.
v.Many requirements under the hospital conditions of participation (“CoPs”) are waived during the emergency period to give hospitals more flexibility in treating COVID-19 patients.
vi.Hospitals can operate temporary expansion locations without meeting the provider-based entity requirements or certain requirements in the physical environment CoP for hospitals during the emergency. This waiver also allows hospitals to change the status of their current provider-based department locations to meet patient needs as part of the state or local pandemic plan.
vii.IRFs, LTCHs and certain other providers did not need to submit quality data to Medicare for October 1, 2019 through June 30, 2020 to comply with the quality reporting programs.
viii.The HHS Secretary waived sanctions under the physician self-referral law (i.e., Stark law) for certain types of remuneration and referral arrangements that are related to a COVID-19 purpose. The Office of the Inspector General (“OIG”) will also exercise enforcement discretion to not impose administrative sanctions under the federal anti-kickback statute for many payments covered by the Stark law waivers.

CMS also approved section 1135 waivers for 54 state Medicaid programs (including the District of Columbia, Puerto Rico, and other territories), 50 temporary changes to Medicaid or CHIP state plan amendments, 2 traditional changes to Medicaid state plan amendments, and section 1115 waivers for 7 state Medicaid demonstration projects addressing the COVID-19 public health emergency. CMS will consider specific waiver requests from providers and suppliers. We have submitted one or more specific waiver requests to make it easier for our operators or referral partners to treat COVID-19 patients, and we may submit others in the future.
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
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” The Paycheck Protection Program and Health Care Enhancement Act, Public Law 116-139, added $75 billion to this fund. HHS has allocated three general distributions from the fund for payments to Medicare providers. The Phase 1 General Distribution included $30 billion for health care providers that received Medicare fee-for-service payments in 2019. Another $20 billion was distributed to Medicare providers in a manner that makes the entire $50 billion Phase 1 General Distribution proportional to each provider’s share of 2018 net patient revenue. The Phase 2 General Distribution allocated $18 billion for providers in state Medicaid/CHIP programs, Medicaid managed care plans, dentists, and certain Medicare providers who did not receive a Phase 1 General Distribution payment. The Phase 3 General Distribution includes $20 billion for providers to apply for if they suffered financial losses caused by COVID-19 or if they were previously ineligible for a general distribution. The remainder of the COVID-19 related appropriations to the Public Health and Social Services Emergency Fund is for targeted allocations to providers in high impact COVID-19 areas ($22 billion), rural providers (approximately $11.3 billion), skilled nursing facilities (approximately $7.4 billion), safety net hospitals (approximately $14.7 billion), Indian Health Service ($500 million), and unspecified allocations for providers treating uninsured COVID-19 patients.
ii.Expansion of the Accelerated and Advance Payment Program to advance three months of payments to Medicare providers. CMS has the ability to recoup the advanced payments through future Medicare claims. Section 2501 of the Continuing Appropriations Act, 2021 and Other Extensions Act, Public Law 116-159, modified the terms of repayment so that a provider can request no recoupment for one year after the advanced payment was issued, followed by a 25% offset the next 11 months, and a 50% offset the last 6 months. Any amounts that remain unpaid after 29 months will be subject to a 4% interest rate (instead of 10.25%).
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
vi.Broader waiver authority for HHS under section 1135 of the Social Security Act to issue additional telehealth waivers.
The CARES Act also provides for a 20% increase in the payment weight for Medicare payments to hospitals paid under the inpatient hospital prospective payment system (“IPPS”) for treating COVID-19 patients. We are monitoring developments related to this provision, in case CMS provides a similar payment add-on for LTCHs and IRFs.

Medicare Reimbursement of LTCH Services
The following is a summary of significant regulatory changes to the Medicare prospective payment system for our critical illness recovery hospitals, which are certified by Medicare as LTCHs, which have affected our results of operations, as well as the policies and payment rates that may affect our future results of operations. Medicare payments to our critical illness recovery hospitals are made in accordance with the long-term care hospital prospective payment system (“LTCH-PPS”).
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
Fiscal Year 2021. On September 18, 2020, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). The standard federal rate for fiscal year 2021 was set at $43,755, an increase from the standard federal rate applicable during fiscal year 2020 of $42,678. The update to the standard federal rate for fiscal year 2021 included a market basket increase of 2.3% with no productivity adjustment. The standard federal rate also included an area wage budget neutrality factor of 1.0016837 and a permanent, one-time budget neutrality adjustment of 1.000517 in connection with the elimination of the 25 Percent Rule. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,195, an increase from the fixed-loss amount in the 2020 fiscal year of $26,778. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $29,051, an increase from the fixed-loss amount in the 2020 fiscal year of $26,552.
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
Fiscal Year 2021. On August 10, 2020, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). The standard payment conversion factor for discharges for fiscal year 2021 was set at $16,856, an increase from the standard payment conversion factor applicable during fiscal year 2020 of $16,489. The update to the standard payment conversion factor for fiscal year 2021 included a market basket increase of 2.4% with no productivity adjustment. CMS decreased the outlier threshold amount for fiscal year 2021 to $7,906 from $9,300 established in the final rule for fiscal year 2020.
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
In the 2020 Medicare physician fee schedule final rule, CMS revised coding, documentation guidelines, and increased the valuation for evaluation and management (“E/M”) office visit codes, beginning in 2021. Because the Medicare physician fee schedule is budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million will require a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS will cut the values of other codes to make up the difference, beginning in 2021. In the 2021 Medicare physician fee schedule proposed rule, CMS announced these cuts to Medicare payments, including a proposed 9% cut to physical and occupational therapy services in 2021. Many providers have opposed the proposed cuts. Legislation was introduced in Congress that, if enacted, would waive the budget neutrality requirement with respect to the E/M codes for 2021 in order to avoid or minimize cuts to other code values. CMS is expected to release the 2021 final rule in November 2020 with final estimates regarding the impact on Medicare payments for physical and occupational therapy services.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Critical illness recovery hospital data:
Number of hospitals owned—start of period	99	100	96	100
Number of hospitals acquired	—	—	3	—
Number of hospitals closed/sold	—	(1)	—	(1)
Number of hospitals owned—end of period	99	99	99	99
Number of hospitals managed—end of period	1	1	1	1
Total number of hospitals (all)—end of period	100	100	100	100
Available licensed beds(1)	4,230	4,250	4,230	4,250
Admissions(1)(2)	9,051	9,380	27,679	28,080
Patient days(1)(3)	258,089	279,063	779,078	826,410
Average length of stay (days)(1)(4)	28	30	28	30
Net revenue per patient day(1)(5)	$1,773	$1,845	$1,757	$1,850
Occupancy rate(1)(6)	67%	71%	69%	71%
Percent patient days—Medicare(1)(7)	49%	43%	51%	45%
Rehabilitation hospital data:
Number of hospitals owned—start of period	19	19	17	19
Number of hospital start-ups	—	—	2	—
Number of hospitals closed/sold	—	(1)	—	(1)
Number of hospitals owned—end of period	19	18	19	18
Number of hospitals managed—end of period	10	11	10	11
Total number of hospitals (all)—end of period	29	29	29	29
Available licensed beds(1)	1,309	1,267	1,309	1,267
Admissions(1)(2)	6,400	6,443	18,253	18,489
Patient days(1)(3)	89,454	95,680	258,795	274,329
Average length of stay (days)(1)(4)	14	15	14	15
Net revenue per patient day(1)(5)	$1,724	$1,775	$1,665	$1,777
Occupancy rate(1)(6)	75%	82%	75%	77%
Percent patient days—Medicare(1)(7)	53%	48%	51%	48%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,419	1,475	1,423	1,461
Number of clinics acquired	3	5	17	8
Number of clinic start-ups	14	18	36	43
Number of clinics closed/sold	(7)	(5)	(47)	(19)
Number of clinics owned—end of period	1,429	1,493	1,429	1,493
Number of clinics managed—end of period	278	284	278	284
Total number of clinics (all)—end of period	1,707	1,777	1,707	1,777
Number of visits(1)(8)	2,204,328	1,983,372	6,462,316	5,448,304
Net revenue per visit(1)(9)	$103	$104	$103	$105

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Concentra data:
Number of centers owned—start of period	526	522	524	521
Number of centers acquired	1	2	6	6
Number of center start-ups	—	1	—	1
Number of centers closed/sold	(4)	(2)	(7)	(5)
Number of centers owned—end of period	523	523	523	523
Number of onsite clinics operated—end of period	131	133	131	133
Number of CBOCs owned—end of period	32	—	32	—
Number of visits(1)(8)	3,150,903	2,827,047	9,165,599	7,855,522
Net revenue per visit(1)(9)	$120	$121	$122	$123
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

Results of Operations
The following table outlines selected operating data as a percentage of net operating revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	84.9	82.9	84.9	85.1
General and administrative	2.5	2.5	2.3	2.5
Depreciation and amortization	3.8	3.5	4.0	3.8
Total costs and expenses	91.2	88.9	91.2	91.4
Other operating income	—	(0.1)	—	1.3
Income from operations	8.8	11.0	8.8	9.9
Loss on early retirement of debt	(1.3)	—	(0.5)	—
Equity in earnings of unconsolidated subsidiaries	0.5	0.6	0.5	0.5
Gain on sale of businesses	—	0.4	0.2	0.3
Interest expense	(3.9)	(2.4)	(3.9)	(2.9)
Income before income taxes	4.1	9.6	5.1	7.8
Income tax expense	0.9	2.3	1.2	1.8
Net income	3.2	7.3	3.9	6.0
Net income attributable to non-controlling interests	1.0	1.9	1.0	1.5
Net income attributable to Select Medical Holdings Corporation	2.2%	5.4%	2.9%	4.5%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2020	% Change	2019	2020	% Change
	(in thousands, except percentages)
Net operating revenues:
Critical illness recovery hospital	$462,892	$519,454	12.2%	$1,381,569	$1,539,601	11.4%
Rehabilitation hospital	173,369	188,075	8.5	488,301	538,761	10.3
Outpatient rehabilitation	265,330	240,042	(9.5)	774,126	662,429	(14.4)
Concentra	421,900	391,859	(7.1)	1,231,672	1,102,732	(10.5)
Other(1)	69,852	84,439	20.9	203,670	227,696	11.8
Total Company	$1,393,343	$1,423,869	2.2%	$4,079,338	$4,071,219	(0.2)%
Income (loss) from operations:
Critical illness recovery hospital	$44,763	$76,309	70.5%	$155,953	$228,394	46.5%
Rehabilitation hospital	29,546	37,727	27.7	72,213	90,107	24.8
Outpatient rehabilitation	33,153	23,392	(29.4)	90,705	29,820	(67.1)
Concentra(2)	52,922	58,958	11.4	144,350	115,709	(19.8)
Other(1)(2)	(37,478)	(40,254)	N/M	(103,709)	(59,702)	N/M
Total Company	$122,906	$156,132	27.0%	$359,512	$404,328	12.5%
Adjusted EBITDA:
Critical illness recovery hospital	$57,247	$88,830	55.2%	$194,383	$267,143	37.4%
Rehabilitation hospital	36,780	44,637	21.4	92,545	110,811	19.7
Outpatient rehabilitation	40,040	30,623	(23.5)	111,615	51,463	(53.9)
Concentra(2)	77,679	80,547	3.7	220,024	183,510	(16.6)
Other(1)(2)	(29,081)	(31,433)	N/M	(79,552)	(33,638)	N/M
Total Company	$182,665	$213,204	16.7%	$539,015	$579,289	7.5%
Adjusted EBITDA margins:
Critical illness recovery hospital	12.4%	17.1%		14.1%	17.4%
Rehabilitation hospital	21.2	23.7		19.0	20.6
Outpatient rehabilitation	15.1	12.8		14.4	7.8
Concentra(2)	18.4	20.6		17.9	16.6
Other(1)(2)	N/M	N/M		N/M	N/M
Total Company	13.1%	15.0%		13.2%	14.2%
Total assets:
Critical illness recovery hospital	$2,116,512	$2,160,157		$2,116,512	$2,160,157
Rehabilitation hospital	1,121,260	1,144,436		1,121,260	1,144,436
Outpatient rehabilitation	1,280,712	1,298,938		1,280,712	1,298,938
Concentra	2,366,227	2,355,644		2,366,227	2,355,644
Other(1)	270,045	700,702		270,045	700,702
Total Company	$7,154,756	$7,659,877		$7,154,756	$7,659,877
Purchases of property and equipment:
Critical illness recovery hospital	$12,254	$11,126		$36,902	$35,061
Rehabilitation hospital	5,293	1,636		23,832	6,884
Outpatient rehabilitation	7,476	7,268		23,221	22,245
Concentra	8,240	11,985		36,178	34,391
Other(1)	1,408	2,304		3,823	6,991
Total Company	$34,671	$34,319		$123,956	$105,572
_______________________________________________________________________________
(1)     Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)    For the three and nine months ended September 30, 2020, we recognized payments received under the Provider Relief Fund for loss of revenue and health care related expenses attributable to COVID-19 as other operating income. Other operating income is included within the operating results of our Concentra segment and other activities, which is illustrated in the tables presented under “Summary Financial Results” for the three and nine months ended September 30, 2020.
N/M —     Not meaningful.

Three Months Ended September 30, 2020, Compared to Three Months Ended September 30, 2019
In the following, we discuss our results of operations related to net operating revenues, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations” above for further discussion.
Net Operating Revenues
Our net operating revenues increased 2.2% to $1,423.9 million for the three months ended September 30, 2020, compared to $1,393.3 million for the three months ended September 30, 2019.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 12.2% to $519.5 million for the three months ended September 30, 2020, compared to $462.9 million for the three months ended September 30, 2019. The increase in net operating revenues resulted from increases in both patient volume and net revenue per patient day during the three months ended September 30, 2020. Our patient days increased 8.1% to 279,063 days for the three months ended September 30, 2020, compared to 258,089 days for the three months ended September 30, 2019. Occupancy in our critical illness recovery hospitals increased to 71% during the three months ended September 30, 2020, compared to 67% for the three months ended September 30, 2019. Net revenue per patient day increased 4.1% to $1,845 for the three months ended September 30, 2020, compared to $1,773 for the three months ended September 30, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day. Our critical illness recovery hospitals experienced an increase in patient acuity during the three months ended September 30, 2020, which contributed to the increase in Medicare net revenue per patient day.
Rehabilitation Hospital Segment.    Net operating revenues increased 8.5% to $188.1 million for the three months ended September 30, 2020, compared to $173.4 million for the three months ended September 30, 2019. The increase in net operating revenues resulted from increases in both patient volume and net revenue per patient day during the three months ended September 30, 2020. Our patient days increased 7.0% to 95,680 days for the three months ended September 30, 2020, compared to 89,454 days for the three months ended September 30, 2019. This increase occurred despite declines in volume experienced within certain of our rehabilitation hospitals in New Jersey and South Florida. These hospitals restricted admissions as a result of the COVID-19 pandemic during the three months ended June 30, 2020. Although these restrictions were in place only temporarily, admissions have not recovered to the levels experienced prior to the COVID-19 pandemic and are lower than those experienced during the three months ended September 30, 2019. Occupancy in our rehabilitation hospitals increased to 82% during the three months ended September 30, 2020, compared to 75% for the three months ended September 30, 2019. Our net revenue per patient day increased 3.0% to $1,775 for the three months ended September 30, 2020, compared to $1,724 for the three months ended September 30, 2019. The increase in net revenue per patient day was driven by an increase in our Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.    Net operating revenues were $240.0 million for the three months ended September 30, 2020, compared to $265.3 million for the three months ended September 30, 2019. The decrease in net operating revenues was attributable to a decline in visits, which were 1,983,372 for the three months ended September 30, 2020, compared to 2,204,328 visits for the three months ended September 30, 2019. For the three months ended September 30, 2020, our outpatient rehabilitation clinics experienced less demand for services due to a decline in patient referrals from physicians, a reduction in workers’ compensation injury visits due to the closure of businesses, the suspension of elective surgeries at hospitals and other facilities which resulted in less demand for outpatient rehabilitation services, and social distancing practices resulting from the COVID-19 pandemic. Patient volume in our outpatient rehabilitation clinics has improved since April and May 2020 as restrictions imposed on individuals and businesses ease. During the three months ended September 30, 2020, we experienced a 10.0% decrease in visits, as compared to the three months ended September 30, 2019, while we experienced a 39.1% decrease in visits during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. Our net revenue per visit was $104 for the three months ended September 30, 2020, compared to $103 for the three months ended September 30, 2019. Our net revenue per visit benefited from improved contracted rates with some of our payors.

Concentra Segment.    Net operating revenues were $391.9 million for the three months ended September 30, 2020, compared to $421.9 million for the three months ended September 30, 2019. The decrease in net operating revenues was attributable to a decline in visits, which were 2,827,047 for the three months ended September 30, 2020, compared to 3,150,903 visits for the three months ended September 30, 2019. For the three months ended September 30, 2020, we continued to experience a decline in volume resulting from employers furloughing their workforce and temporarily ceasing or significantly reducing their operations as a result of the COVID-19 pandemic. Consequently, our centers experienced a reduction in workers’ compensation and employer services visits. Patient volume has improved since April and May 2020 as restrictions imposed on businesses ease. During the three months ended September 30, 2020, we experienced a 10.3% decrease in visits, as compared to the three months ended September 30, 2019, while we experienced a 30.7% decrease in visits during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019. As of September 30, 2020, we have six centers that remain temporarily closed and 207 centers are operating at reduced hours. Our net operating revenues were also impacted by the sale of our Department of Veterans Affairs community-based outpatient clinic business, which occurred on September 1, 2020. Our net revenue per visit was $121 for the three months ended September 30, 2020, compared to $120 for the three months ended September 30, 2019. During the three months ended September 30, 2020, we experienced a higher net revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our contracted rates with some of our payors.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,216.5 million, or 85.4% of net operating revenues, for the three months ended September 30, 2020, compared to $1,217.5 million, or 87.4% of net operating revenues, for the three months ended September 30, 2019. Our cost of services, a major component of which is labor expense, was $1,181.0 million, or 82.9% of net operating revenues, for the three months ended September 30, 2020, compared to $1,183.1 million, or 84.9% of net operating revenues, for the three months ended September 30, 2019. The decrease in our operating expenses relative to our net operating revenues was principally due to the improved operating performance of our critical illness recovery hospital and rehabilitation hospital segments, as well as the cost reductions achieved by our Concentra segment. General and administrative expenses were $35.5 million, or 2.5% of net operating revenues, for the three months ended September 30, 2020, compared to $34.4 million, or 2.5% of net operating revenues, for the three months ended September 30, 2019.
Other Operating Income
For the three months ended September 30, 2020, we recognized a reduction to other operating income of $1.2 million. We recognize payments received under the Provider Relief Fund as other operating income as we incur losses of revenue and health care related expenses attributable to COVID-19. The reduction in other operating income resulted from changes in the terms and conditions associated with the acceptance of the Provider Relief Fund payments; these terms and conditions have changed from those which existed upon receipt of the payments. Refer to Note 14 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 55.2% to $88.8 million for the three months ended September 30, 2020, compared to $57.2 million for the three months ended September 30, 2019. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 17.1% for the three months ended September 30, 2020, compared to 12.4% for the three months ended September 30, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our critical illness recovery hospital segment were driven by increases in both patient volume and our net revenue per patient day, as discussed above under “Net Operating Revenues.” The increases in Adjusted EBITDA and Adjusted EBITDA margin occurred despite the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our critical illness recovery hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs, including increased contracted labor usage, as well as additional costs resulting from the purchase of personal protective equipment.

Rehabilitation Hospital Segment.    Adjusted EBITDA increased 21.4% to $44.6 million for the three months ended September 30, 2020, compared to $36.8 million for the three months ended September 30, 2019. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 23.7% for the three months ended September 30, 2020, compared to 21.2% for the three months ended September 30, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were driven by increases in both patient volume and our net revenue per patient day. These increases occurred despite declines in the Adjusted EBITDA and Adjusted EBITDA margins of certain of our rehabilitation hospitals in New Jersey and South Florida. These declines were caused by lower patient volume during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, which is discussed above under “Net Operating Revenues.”
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $30.6 million for the three months ended September 30, 2020, compared to $40.0 million for the three months ended September 30, 2019. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.8% for the three months ended September 30, 2020, compared to 15.1% for the three months ended September 30, 2019. The decline in Adjusted EBITDA and Adjusted EBITDA margin were primarily caused by a decline in patient volume resulting from the effects of the COVID-19 pandemic. Our outpatient rehabilitation segment experienced a 10.0% decrease in visits during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.
Concentra Segment.    Adjusted EBITDA increased 3.7% to $80.5 million for the three months ended September 30, 2020, compared to $77.7 million for the three months ended September 30, 2019. Our Adjusted EBITDA margin for the Concentra segment was 20.6% for the three months ended September 30, 2020, compared to 18.4% for the three months ended September 30, 2019. As a result of the effects of the COVID-19 pandemic, our Concentra segment experienced a 10.3% decrease in visits during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of centers which operate within close proximity to one another, reduced the operating hours of certain centers, and took other measures to reduce labor and other discretionary costs. These efforts resulted in increases in both our Adjusted EBITDA and Adjusted EBITDA margin for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Depreciation and Amortization
Depreciation and amortization expense was $50.1 million for the three months ended September 30, 2020, compared to $52.9 million for the three months ended September 30, 2019. The decrease in depreciation and amortization expense occurred principally in our Concentra segment. The decrease in depreciation and amortization expense is primarily due to certain assets acquired as part of the acquisitions of U.S. HealthWorks, Inc. and Concentra Inc. becoming fully depreciated.
Income from Operations
For the three months ended September 30, 2020, we had income from operations of $156.1 million, compared to $122.9 million for the three months ended September 30, 2019. The increase in income from operations was primarily attributable to the improved operating performance of our critical illness recovery hospital and rehabilitation hospital segments, as well as the cost reductions achieved by our Concentra segment.
Loss on Early Retirement of Debt
During the three months ended September 30, 2019, the amendment to the Select credit facilities, the amendment to the Concentra-JPM first lien credit agreement, the repayment of term loans outstanding under the Concentra-JPM second lien credit agreement, and the redemption of the 6.375% senior notes resulted in losses on early retirement of debt totaling $18.6 million.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries relates to rehabilitation businesses and other healthcare-related businesses in which we are a minority owner. For the three months ended September 30, 2020, we had equity in earnings of unconsolidated subsidiaries of $8.8 million, compared to $7.0 million for the three months ended September 30, 2019.
Gain on Sale of Businesses
We recognized a gain of $5.1 million during the three months ended September 30, 2020. During the three months ended September 30, 2020, we sold Concentra’s Department of Veterans Affairs community-based outpatient clinic business and a rehabilitation hospital business, which resulted in gains totaling $14.1 million. We also incurred a loss of $9.0 million related to the indemnity provision associated with a previously sold business.

Interest Expense
Interest expense was $34.0 million for the three months ended September 30, 2020, compared to $54.3 million for the three months ended September 30, 2019. The decrease in interest expense was principally due to a decline in variable interest rates, as well as the refinancing of our Select credit facilities, Concentra-JPM first and second lien credit agreements, and senior notes during the third and fourth quarters of 2019.
Income Taxes
We recorded income tax expense of $31.6 million for the three months ended September 30, 2020, which represented an effective tax rate of 23.2%. We recorded income tax expense of $12.8 million for the three months ended September 30, 2019, which represented an effective tax rate of 22.6%. The increase in the effective tax rate resulted from a higher estimate of state and local income taxes.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $27.5 million for the three months ended September 30, 2020, compared to $13.3 million for the three months ended September 30, 2019. The increase was principally due to increases in the net income of our Concentra segment and several of our joint venture rehabilitation hospitals during the three months ended September 30, 2020.

Nine Months Ended September 30, 2020, Compared to Nine Months Ended September 30, 2019
In the following, we discuss our results of operations related to net operating revenues, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations” above for further discussion.
Net Operating Revenues
Our net operating revenues were $4,071.2 million for the nine months ended September 30, 2020, compared to $4,079.3 million for the nine months ended September 30, 2019.
Critical Illness Recovery Hospital Segment.    Net operating revenues increased 11.4% to $1,539.6 million for the nine months ended September 30, 2020, compared to $1,381.6 million for the nine months ended September 30, 2019. The increase in net operating revenues was due to increases in both patient volume and net revenue per patient day during the nine months ended September 30, 2020. Our patient days increased 6.1% to 826,410 days for the nine months ended September 30, 2020, compared to 779,078 days for the nine months ended September 30, 2019. We experienced a 3.9% increase in patient days in our existing critical illness recovery hospitals. The remaining increase occurred in the four critical illness recovery hospitals we acquired in 2019. Occupancy in our critical illness recovery hospitals increased to 71% during the nine months ended September 30, 2020, compared to 69% for the nine months ended September 30, 2019. Net revenue per patient day increased 5.3% to $1,850 for the nine months ended September 30, 2020, compared to $1,757 for the nine months ended September 30, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day. Our critical illness recovery hospitals experienced an increase in patient acuity during the nine months ended September 30, 2020, which contributed to the increase in Medicare net revenue per patient day.
Rehabilitation Hospital Segment.    Net operating revenues increased 10.3% to $538.8 million for the nine months ended September 30, 2020, compared to $488.3 million for the nine months ended September 30, 2019. The increase in net operating revenues resulted from increases in both patient volume and net revenue per patient day during the nine months ended September 30, 2020. Our patient days increased 6.0% to 274,329 days for the nine months ended September 30, 2020, compared to 258,795 days for the nine months ended September 30, 2019. The increase in patient days was principally driven by our rehabilitation hospitals which commenced operations during 2019. We also experienced a 2.3% increase in patient days in our existing rehabilitation hospitals. This increase occurred despite declines in volume experienced within our rehabilitation hospitals in New Jersey and South Florida which temporarily restricted admissions as a result of the COVID-19 pandemic. Certain of our rehabilitation hospitals have also experienced overall lower patient volume due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services, during the nine months ended September 30, 2020. These declines in volume principally occurred in April and May 2020. Our net revenue per patient day increased 6.7% to $1,777 for the nine months ended September 30, 2020, compared to $1,665 for the nine months ended September 30, 2019. We experienced increases in both our Medicare and non-Medicare net revenue per patient day.
Outpatient Rehabilitation Segment.   Net operating revenues were $662.4 million for the nine months ended September 30, 2020, compared to $774.1 million for the nine months ended September 30, 2019. The decrease in net operating revenues was attributable to a decline in visits, which were 5,448,304 for the nine months ended September 30, 2020, compared to 6,462,316 visits for the nine months ended September 30, 2019. During January and February 2020, our outpatient rehabilitation clinics experienced an 11.2% increase in visits, as compared to the same period in 2019. During the months of March through September 2020, we experienced a 22.8% decrease in visits, as compared to same period in 2019. The decline in volume, which was most significant during April and May 2020, was attributable to the effects of the COVID-19 pandemic. Patient volume in our outpatient rehabilitation clinics has improved since April and May 2020 as restrictions imposed on individuals and businesses ease. Our net revenue per visit was $105 for the nine months ended September 30, 2020, compared to $103 for the nine months ended September 30, 2019. Our net revenue per visit benefited from improved contracted rates with some of our payors.

Concentra Segment.    Net operating revenues were $1,102.7 million for the nine months ended September 30, 2020, compared to $1,231.7 million for the nine months ended September 30, 2019. The decrease in net operating revenues was attributable to a decline in visits, which were 7,855,522 for the nine months ended September 30, 2020, compared to 9,165,599 visits for the nine months ended September 30, 2019. During January and February 2020, we experienced a 4.9% increase in visits, as compared to the same period in 2019. During the months of March through September 2020, our centers experienced a 19.3% decrease in visits, as compared to same period in 2019. The decline in volume, which was most significant during April and May 2020, was attributable to the effects of the COVID-19 pandemic. Patient volume in our centers has continued to improve since April and May 2020 as restrictions imposed on businesses ease. As of September 30, 2020, we have six centers that remain temporarily closed and 207 centers are operating at reduced hours. Net revenue per visit was $123 for the nine months ended September 30, 2020, compared to $122 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we experienced a higher net revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our contracted rates with some of our payors. The higher net revenue per visit rate also reflects a higher percentage of workers’ compensation patients treated during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $3,566.6 million, or 87.6% of net operating revenues, for the nine months ended September 30, 2020, compared to $3,559.8 million, or 87.2% of net operating revenues, for the nine months ended September 30, 2019. Our cost of services, a major component of which is labor expense, was $3,463.8 million, or 85.1% of net operating revenues, for the nine months ended September 30, 2020, compared to $3,465.4 million, or 84.9% of net operating revenues, for the nine months ended September 30, 2019. The increase in our operating expenses relative to our net operating revenues was principally due to the reduced patient volume in our outpatient rehabilitation and Concentra segments, as discussed above. General and administrative expenses were $102.8 million, or 2.5% of net operating revenues, for the nine months ended September 30, 2020, compared to $94.4 million, or 2.3% of net operating revenues, for the nine months ended September 30, 2019.
Other Operating Income
For the nine months ended September 30, 2020, we had other operating income of $53.8 million. We recognize payments received under the Provider Relief Fund as other operating income as we incur losses of revenue and health care related expenses attributable to COVID-19. Refer to Note 14 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information. For the nine months ended September 30, 2020, $52.7 million of other operating income is included within the operating results of our other activities; $1.1 million of other operating income is included in the operating results of our Concentra segment.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 37.4% to $267.1 million for the nine months ended September 30, 2020, compared to $194.4 million for the nine months ended September 30, 2019. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 17.4% for the nine months ended September 30, 2020, compared to 14.1% for the nine months ended September 30, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our critical illness recovery hospital segment were driven by increases in both patient volume and net revenue per patient day, as discussed above under “Net Operating Revenues.” The increases in Adjusted EBITDA and Adjusted EBITDA margin occurred despite the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our critical illness recovery hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs, including increased contracted labor usage, as well as additional costs resulting from the purchase of personal protective equipment.

Rehabilitation Hospital Segment.    Adjusted EBITDA increased 19.7% to $110.8 million for the nine months ended September 30, 2020, compared to $92.5 million for the nine months ended September 30, 2019. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.6% for the nine months ended September 30, 2020, compared to 19.0% for the nine months ended September 30, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily attributable to our hospitals which commenced operations in 2019. We also experienced increases in Adjusted EBITDA and Adjusted EBITDA margin at many of our existing hospitals as a result of increased patient volume and increases in net revenue per patient day. These increases occurred despite the declines in Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation hospitals in New Jersey and South Florida which temporarily restricted admissions as a result of the COVID-19 pandemic during the three months ended June 30, 2020. Our Adjusted EBITDA and Adjusted EBITDA margin were also adversely impacted by the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our rehabilitation hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs as well as additional costs resulting from the purchase of personal protective equipment. As previously discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, prior to our rehabilitation hospitals becoming affected by the COVID-19 pandemic, our Adjusted EBITDA increased 72.5% to $27.4 million for January and February 2020, compared to $15.9 million for the same period in 2019. Our Adjusted EBITDA margin increased to 22.4% for January and February 2020, compared to 16.1% for the same period in 2019. For the nine months ended September 30, 2019, the Adjusted EBITDA results for the rehabilitation hospital segment include start-up losses of approximately $8.8 million.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $51.5 million for the nine months ended September 30, 2020, compared to $111.6 million for the nine months ended September 30, 2019. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 7.8% for the nine months ended September 30, 2020, compared to 14.4% for the nine months ended September 30, 2019. The decrease in Adjusted EBITDA and Adjusted EBITDA margin were caused by a decline in visits, beginning in mid-March 2020, as a result of the effects of the COVID-19 pandemic, as described above. During the months of March through September 2020, our outpatient rehabilitation clinics experienced a 22.8% decrease in visits, as compared to the same period in 2019. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of clinics which operate within close proximity to one another and took other measures to reduce labor costs. As previously discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, prior to our outpatient rehabilitation clinics becoming affected by the COVID-19 pandemic, our Adjusted EBITDA increased 33.6% to $23.1 million for January and February 2020, compared to $17.3 million for the same period in 2019. Our Adjusted EBITDA margin increased to 12.9% for January and February 2020, compared to 10.7% for the same period in 2019.
Concentra Segment.    Adjusted EBITDA was $183.5 million for the nine months ended September 30, 2020, compared to $220.0 million for the nine months ended September 30, 2019. Our Adjusted EBITDA margin for the Concentra segment was 16.6% for the nine months ended September 30, 2020, compared to 17.9% for the nine months ended September 30, 2019. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were caused by a decline in visits, beginning in mid-March 2020, as a result of the effects of the COVID-19 pandemic, as described above. During the months of March through September 2020, our centers experienced a 19.3% decrease in visits, as compared to the same period in 2019. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of centers which operate within close proximity to one another, reduced the operating hours of certain centers, and took other measures to reduce labor and other discretionary costs. As previously discussed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, prior to our centers becoming affected by the COVID-19 pandemic, our Adjusted EBITDA increased 11.7% to $45.5 million for January and February 2020, compared to $40.8 million for the same period in 2019. Our Adjusted EBITDA margin increased to 16.6% for January and February 2020, compared to 15.7% for the same period in 2019.
Depreciation and Amortization
Depreciation and amortization expense was $154.1 million for the nine months ended September 30, 2020, compared to $160.1 million for the nine months ended September 30, 2019. The decrease in depreciation and amortization expense occurred in our Concentra segment. The decrease in depreciation and amortization expense is primarily due to certain assets acquired as part of the acquisitions of U.S. HealthWorks, Inc. and Concentra Inc. becoming fully depreciated.
Income from Operations
For the nine months ended September 30, 2020, we had income from operations of $404.3 million, compared to $359.5 million for the nine months ended September 30, 2019. The increase in income from operations was primarily attributable to the improved operating performance of our critical illness recovery hospital and rehabilitation hospital segments, as well as the recognition of $53.8 million of other operating income, as discussed above.

Loss on Early Retirement of Debt
During the nine months ended September 30, 2019, the amendment to the Select credit facilities, the amendment to the Concentra-JPM first lien credit agreement, the repayment of term loans outstanding under the Concentra-JPM second lien credit agreement, and the redemption of the 6.375% senior notes resulted in losses on early retirement of debt totaling $18.6 million.
Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries relates to rehabilitation businesses and other healthcare-related businesses in which we are a minority owner. For the nine months ended September 30, 2020, we had equity in earnings of unconsolidated subsidiaries of $19.7 million, compared to $18.7 million for the nine months ended September 30, 2019.
Gain on Sale of Businesses
We recognized gains of $12.7 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we sold an outpatient rehabilitation business, a rehabilitation hospital business, and Concentra’s Department of Veterans Affairs community-based outpatient clinic business. These sales resulted in gains of approximately $21.6 million. We also incurred a loss of $9.0 million related to the indemnity provision associated with a previously sold business.
We recognized a gain of $6.5 million related to the sale of an outpatient rehabilitation business during the nine months ended September 30, 2019.
Interest Expense
Interest expense was $117.5 million for the nine months ended September 30, 2020, compared to $156.6 million for the nine months ended September 30, 2019. The decrease in interest expense was principally due to a decline in variable interest rates, as well as the refinancing of our Select credit facilities, Concentra-JPM first and second lien credit agreements, and senior notes during the third and fourth quarters of 2019.
Income Taxes
We recorded income tax expense of $76.8 million for the nine months ended September 30, 2020, which represented an effective tax rate of 24.1%. We recorded income tax expense of $52.1 million for the nine months ended September 30, 2019, which represented an effective tax rate of 24.9%. For the nine months ended September 30, 2020, the lower effective tax rate resulted primarily from an increase in income before income taxes generated from our consolidated subsidiaries which are taxable as partnerships. For these subsidiaries, we only incur income tax expense on our share of their earnings.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $60.7 million for the nine months ended September 30, 2020, compared to $41.0 million for the nine months ended September 30, 2019. The increase was principally due to increases in the net income of our joint venture critical illness recovery hospitals and rehabilitation hospitals during the nine months ended September 30, 2020.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Nine Months Ended September 30,
	2019	2020
	(in thousands)
Cash flows provided by operating activities	$266,640	$820,635
Cash flows used in investing activities	(270,710)	(62,185)
Cash flows used in financing activities	(35,145)	(454,532)
Net increase (decrease) in cash and cash equivalents	(39,215)	303,918
Cash and cash equivalents at beginning of period	175,178	335,882
Cash and cash equivalents at end of period	$135,963	$639,800
Operating activities provided $820.6 million of cash flows for the nine months ended September 30, 2020, compared to $266.6 million of cash flows for the nine months ended September 30, 2019. The increase in cash flows provided by operating activities is primarily attributable to $318.1 million of advanced payments received under the Accelerated and Advance Payment Program, as well as approximately $120.8 million of payments received under the Provider Relief Fund. Refer to Note 14 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information.
Our days sales outstanding was 54 days at September 30, 2020, compared to 51 days at December 31, 2019. Our days sales outstanding was 53 days at September 30, 2019, compared to 51 days at December 31, 2018. Our days sales outstanding experiences variability throughout the collection cycle and the trend we have observed is an increase in days sales outstanding at September 30, 2020 and 2019, as compared to our days sales outstanding at December 31, 2019 and 2018, respectively. Our cash collections from accounts receivable have been ample and are expected to provide us with sufficient working capital to operate our businesses.
Investing activities used $62.2 million of cash flows for the nine months ended September 30, 2020. The principal uses of cash were $105.6 million for purchases of property and equipment and $39.9 million for investments in and acquisitions of businesses. We also received proceeds from the sale of assets and businesses of $83.3 million. Investing activities used $270.7 million of cash flows for the nine months ended September 30, 2019. The principal uses of cash were $124.0 million for purchases of property and equipment and $146.9 million for investments in and acquisitions of businesses.
Financing activities used $454.5 million of cash flows for the nine months ended September 30, 2020. The principal use of cash was $366.2 million for the purchase of additional membership interests of Concentra Group Holdings Parent during the nine months ended September 30, 2020, as discussed above under “Other Significant Events.” We also used $39.8 million of cash for the mandatory prepayment of term loans under the Select credit facilities.
Financing activities used $35.1 million of cash flows for the nine months ended September 30, 2019. The principal sources of cash were from the issuance of $550.0 million 6.250% senior notes, $500.0 million of incremental term loan borrowings under the Select credit facilities, and $100.0 million of incremental term loan borrowings under the Concentra-JPM first lien credit agreement. These borrowings resulted in net proceeds of $1,132.9 million. A portion of the net proceeds of the senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities, were used to redeem in full Select’s $710.0 million 6.375% senior notes at a redemption price of 100.000% of the principal amount. The proceeds from the incremental term loans under the Concentra-JPM first lien credit agreement were used, in part, to repay the $240.0 million of term loans outstanding under the Concentra-JPM second lien credit agreement. We also used $98.8 million and $33.9 million of cash for mandatory prepayments of term loans under the Select credit facilities and Concentra-JPM first and second lien credit agreements, respectively. During the nine months ended September 30, 2019, we had net repayments of $20.0 million under our revolving credit facility (the “Select revolving facility”).

Capital Resources
Working capital.  We had net working capital of $278.6 million at September 30, 2020, compared to $298.7 million at December 31, 2019.
Select credit facilities.
In February 2020, Select made a principal prepayment of approximately $39.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
At September 30, 2020, Select had outstanding borrowings under the Select credit facilities consisting of $2,103.4 million in term loans (excluding unamortized discounts and debt issuance costs of $18.6 million). At September 30, 2020, Select had $410.7 million of availability under the Select revolving facility after giving effect to $39.3 million of outstanding letters of credit.
Concentra credit facilities.
At September 30, 2020, Concentra Inc. did not have any borrowings outstanding under its first lien credit agreement dated June 1, 2015 (the “Concentra-JPM credit facilities”). At September 30, 2020, Concentra Inc. had $85.7 million of availability under its revolving facility (the “Concentra-JPM revolving facility”) after giving effect to $14.3 million of outstanding letters of credit. Select and Holdings are not obligors with respect to Concentra Inc.’s debt under the Concentra-JPM credit facilities. At September 30, 2020, Concentra Inc. had outstanding borrowings under its term loan agreement with Select of $1,133.1 million.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2021, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended September 30, 2020. Since the inception of the program through September 30, 2020, Holdings has repurchased 38,580,908 shares at a cost of approximately $356.6 million, or $9.24 per share, which includes transaction costs.
Liquidity.  The COVID-19 pandemic adversely affected our operations during the three and nine months ended September 30, 2020. The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows, borrowing capacity under the Select and Concentra-JPM credit facilities, and other measures to enhance our liquidity position that we have taken, as described below, will allow us to finance our operations over the next twelve months. As of September 30, 2020, we had cash and cash equivalents of $639.8 million, availability of $410.7 million under the Select revolving facility after giving effect to $39.3 million of outstanding letters of credit, and availability of $85.7 million under the Concentra-JPM revolving facility after giving effect to $14.3 million of outstanding letters of credit.
On March 27, 2020, the CARES Act, which is explained further within “Regulatory Changes,” was enacted. The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to the coronavirus, and for reimbursing eligible health care providers for lost revenues and health care related expenses that are attributable to the coronavirus. We received approximately $120.8 million of payments under the Provider Relief Fund.

In accordance with the CARES Act, CMS expanded its current Accelerated and Advance Payment Program for Medicare providers. Under this program, qualified healthcare providers could receive advanced or accelerated payments from CMS. We received approximately $318.1 million of advanced payments under this program. The majority of these payments were received in April 2020. For our critical illness recovery hospitals and rehabilitation hospitals, repayment of amounts received under the Accelerated and Advance Payment Program were originally due 210 days after the advanced payment was issued, with CMS having the ability to recoup the advanced payments through future Medicare claims billed by our hospitals, beginning 121 days after the advanced payment was issued. As of September 30, 2020, CMS had not recouped any of the advanced payments provided to us under this program. On October 1, 2020, a short-term government funding bill was signed into law. This bill, among other things, extended the repayment terms for providers who received advanced payments under the Medicare Accelerated and Advance Payment Program. The bill modified the terms of repayment so that a provider can request no recoupment for one year after the advanced payment was issued, followed by a 25.0% recoupment of Medicare payments during the next 11 months, and 50.0% recoupment of Medicare payments during the last six months. Any amounts that remain unpaid after 29 months would be subject to a 4.0% interest rate. There is still uncertainty regarding how these modified terms will impact the timing of our repayment of the advances we have received.
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
Additionally, we have taken other temporary measures to reduce operating costs and expenses. Many of these initiatives have been and will continue to be curtailed as we see improvement in patient volumes. These initiatives have included reducing labor costs through employee furloughs, salary and wage reductions for certain employees, and reducing the hours worked by part time employees, as well as limiting discretionary spending on capital expenditures. We are also deferring payment on our share of payroll taxes owed, as allowed by the CARES Act.
In October 2020, we entered into an interest rate cap transaction in order to reduce our interest rate exposure associated with the Select term loan. The interest rate cap will limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. We will pay a premium of 0.0916% on the notional amount. The agreement is effective March 31, 2021 for interest payments from and including April 30, 2021 through September 30, 2024.
At September 30, 2020, we were in compliance with each of our financial covenants. As of September 30, 2020, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the Select revolving facility, was 3.66 to 1.00. As of September 30, 2020, we do not anticipate events or circumstances which would preclude us from complying with our financial covenants in the future or prevent us from making interest and principal payments when due. Select is not required to make further principal payments on the Select term loan until September 30, 2023 and its senior notes are due August 15, 2026. Concentra is not required to make further principal payments on its intercompany term loan with Select until its maturity on June 1, 2022. The Select and Concentra-JPM revolving credit facilities mature on March 6, 2024 and March 1, 2022, respectively. Our ability to comply with our financial covenants and obligations outlined within our debt agreements can be affected by various risks and uncertainties. Please refer to our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020 for further discussion.
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
At September 30, 2020, Select had outstanding borrowings under the Select credit facilities consisting of the $2,103.4 million Select term loan (excluding unamortized discounts and debt issuance costs of $18.6 million). At September 30, 2020, Select did not have any borrowings under the Select revolving facility.
At September 30, 2020, Concentra Inc. did not have any borrowings under the Concentra-JPM revolving facility.
As of September 30, 2020, each 0.25% increase in market interest rates will impact the interest expense on our variable rate debt by $5.3 million per annum.
In October 2020, we entered into an interest rate cap transaction. The interest rate cap will limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. The agreement is effective on March 31, 2021 after our current interest rate commitment period has ended. The interest rate cap will apply to interest payments from and including April 30, 2021 through September 30, 2024.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Contract Therapy Subpoena. On May 18, 2017, the Company received a subpoena from the U.S. Attorney’s Office for the District of New Jersey seeking various documents principally relating to the Company’s contract therapy division, which contracted to furnish rehabilitation therapy services to residents of SNFs and other providers. The Company operated its contract therapy division through a subsidiary until March 31, 2016, when the Company sold the stock of the subsidiary. The subpoena seeks documents that appear to be aimed at assessing whether therapy services were furnished and billed in compliance with Medicare SNF billing requirements, including whether therapy services were coded at inappropriate levels and whether excessive or unnecessary therapy was furnished to justify coding at higher paying levels. The U.S. Attorney’s Office has indicated that the subpoena was issued in connection with a qui tam lawsuit. The Company has produced documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Ann Arbor Complaint. On May 12, 2020, the United States District Court for the Eastern District of Michigan unsealed qui tam Complaints in United States of America and State of Michigan ex rel. Neal Elkin v. Select Medical Holdings Corp., Select Medical, and SSH-Ann Arbor, No. 12-cv-13984. An initial Complaint was filed under seal in September 2012 and a First Amended Complaint was filed under seal in September 2019. Both Complaints were unsealed after the United States and State of Michigan filed a Notice of Election to Decline Intervention in May 2020. In the First Amended Complaint, the plaintiff-relator, a physician formerly practicing at SSH-Ann Arbor, alleges that the defendants had a policy to keep respiratory patients on ventilators longer than medically necessary in order to increase reimbursement, and that, after he complained of this practice, SSH-Ann Arbor retaliated by refusing to assign new patients to him. The First Amended Complaint has not yet been served on the defendants. If the plaintiff-relator serves the First Amended Complaint and pursues this action, the Company intends to vigorously defend this action; however, at this time the Company is unable to predict the timing and outcome of this matter.
Oklahoma City Subpoena. On August 24, 2020, the Company and SSH–Oklahoma City received Civil Investigative Demands from the U.S. Attorney’s Office for the Western District of Oklahoma seeking responses to interrogatories and the production of various documents principally relating to the documentation, billing and reviews of medical services furnished to patients at SSH-Oklahoma City. The Company does not know whether the subpoena has been issued in connection with a qui tam lawsuit or in connection with possible civil, criminal or administrative proceedings by the government. The Company is producing documents in response to the subpoena and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 and June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program, which has been extended until December 31, 2021, will remain in effect until then unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2020.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1 - July 31, 2020	—	$—	—	$143,394,863
August 1 - August 31, 2020	253,510	19.04	—	143,394,863
September 1 - September 30, 2020	—	—	—	143,394,863
Total	253,510	$19.04	—	$143,394,863
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

Dated:  October 29, 2020