Form 10-K
period 2020-12-31
SELECT MEDICAL HOLDINGS CORP
filed 2021-02-25
CIK 1320414

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1,574,403,942, based on the closing price per share of common stock on that date of $14.73 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 1, 2021, the number of shares of Holdings’ Common Stock, $0.001 par value, outstanding was 134,836,735.
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
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1.    The registrant's definitive proxy statement for use in connection with the 2021 Annual Meeting of Stockholders to be held on or about April 30, 2021 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2020, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

PART I

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements include statements preceded by, followed by or that include the words “may,” “could,” “would,” “should,” “believe,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” “intend,” and similar expressions. These statements include, among others, statements regarding our expected business outlook, anticipated financial and operating results, including the potential impact of the coronavirus disease 2019 (“COVID-19”) pandemic on those financial and operating results, our business strategy and means to implement our strategy, our objectives, the amount and timing of capital expenditures, the likelihood of our success in expanding our business, financing plans, budgets, working capital needs, and sources of liquidity.
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
•changes in government reimbursement for our services and/or new payment policies may result in a reduction in revenue, an increase in costs, and a reduction in profitability;
•the failure of our Medicare-certified long term care hospitals or inpatient rehabilitation facilities to maintain their Medicare certifications may cause our revenue and profitability to decline;
•the failure of our Medicare-certified long term care hospitals and inpatient rehabilitation facilities operated as “hospitals within hospitals” to qualify as hospitals separate from their host hospitals may cause our revenue and profitability to decline;
•a government investigation or assertion that we have violated applicable regulations may result in sanctions or reputational harm and increased costs;
•acquisitions or joint ventures may prove difficult or unsuccessful, use significant resources, or expose us to unforeseen liabilities;
•our plans and expectations related to our acquisitions and our ability to realize anticipated synergies;
•private third-party payors for our services may adopt payment policies that could limit our future revenue and profitability;
•the failure to maintain established relationships with the physicians in the areas we serve could reduce our revenue and profitability;
•shortages in qualified nurses, therapists, physicians, or other licensed providers, or the inability to attract or retain healthcare professionals due to the heightened risk of infection related to the COVID-19 pandemic, could increase our operating costs significantly or limit our ability to staff our facilities;
•competition may limit our ability to grow and result in a decrease in our revenue and profitability;
•the loss of key members of our management team could significantly disrupt our operations;
•the effect of claims asserted against us could subject us to substantial uninsured liabilities;
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and
•other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), including factors discussed under the heading “Risk Factors” of this annual report on Form 10-K.

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

Item 1.    Business.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2020, we had operations in 46 states and the District of Columbia. As of December 31, 2020, we operated 99 critical illness recovery hospitals in 28 states, 30 rehabilitation hospitals in 12 states, and 1,788 outpatient rehabilitation clinics in 37 states and the District of Columbia. As of December 31, 2020, Concentra, a joint venture subsidiary, operated 517 occupational health centers in 41 states. Concentra also provides contract services at employer worksites.
We manage our Company through four business segments: our critical illness recovery hospital segment, our rehabilitation hospital segment, our outpatient rehabilitation segment, and our Concentra segment. We had revenue of $5,531.7 million for the year ended December 31, 2020. Of this total, we earned approximately 38% of our revenue from our critical illness recovery hospital segment, approximately 13% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. We also recognized revenue associated with employee leasing services provided to the Company’s non-consolidating subsidiaries; these revenues are included as part of our other activities. The Company previously referred to its revenue as “net operating revenues.”
Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational medicine, physical therapy, and consumer health services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Notes to Consolidated Financial Statements—Note 15. Segment Information” beginning on F-29 for financial information for each of our segments for the past three fiscal years.
Critical Illness Recovery Hospitals
We are a leading operator of critical illness recovery hospitals in the United States, which are certified by Medicare as long term care hospitals (“LTCHs”). As of December 31, 2020, we operated 99 critical illness recovery hospitals in 28 states. For the years ended December 31, 2018, 2019, and 2020, approximately 51%, 49% and 43%, respectively, of the revenue of our critical illness recovery hospital segment came from Medicare reimbursement. As of December 31, 2020, we employed approximately 14,700 people in our critical illness recovery hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.
We operate the majority of our critical illness recovery hospitals as a hospital within a hospital (an “HIH”). A critical illness recovery hospital that operates as an HIH typically leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing critical illness recovery hospital does not operate on a host hospital campus. We operated 99 critical illness recovery hospitals at December 31, 2020, of which 70 were operated as HIHs and 29 were operated as free-standing hospitals.
Patients are typically admitted to our critical illness recovery hospitals from general acute care hospitals, likely following an intensive care unit stay, suffering from chronic critical illness. These patients have highly specialized needs, with serious and complex medical conditions involving multiple organ systems. These conditions are often a result of complications related to heart failure, complex infectious disease, respiratory failure and pulmonary disease, complex surgery requiring prolonged recovery, renal disease, neurological events, and trauma. Given their complex medical needs, these patients require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a critical illness recovery hospital that is designed to meet their unique medical needs. For the year ended December 31, 2020, the average length of stay for patients in our critical illness recovery hospitals was 30 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. The Joint Commission (“TJC”) and DNV GL Healthcare USA, Inc. (“DNV”) are independent, not-for-profit organizations that establish standards related to the operation and management of healthcare facilities. As of December 31, 2020, we operated 99 critical illness recovery hospitals, 98 of which were accredited by TJC. One of our critical illness recovery hospitals was accredited by DNV.  Also as of December 31, 2020, all of our critical illness recovery hospitals were certified as LTCHs. Each of our critical illness recovery hospitals must regularly demonstrate to a survey team conformance to the applicable standards established by TJC, DNV or the Medicare program, as applicable.

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
Each of our critical illness recovery hospitals has a distinct medical staff that is composed of physicians from multiple specialties that have successfully completed the required privileging and credentialing process. In general, physicians on the medical staff are not directly employed but are more commonly independent, practicing at multiple hospitals in the community. Attending physicians conduct daily rounds on their patients while consulting physicians provide consulting services based on the specific medical needs of our patients. Each critical illness recovery hospital develops on-call arrangements with individual physicians to help ensure that a physician is available to care for our patients. When determining the appropriate composition of the medical staff of a critical illness recovery hospital, we consider the size of the critical illness recovery hospital, services provided by the critical illness recovery hospital, if applicable, the size and capabilities of the medical staff of the general acute care hospital that hosts that HIH and, if applicable, the proximity of an acute care hospital to the free-standing critical illness recovery hospital. The medical staff of each of our critical illness recovery hospitals meets the applicable requirements set forth by Medicare, the hospital’s applicable accrediting organizations, and the state in which that critical illness recovery hospital is located.
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
Provide High-Quality Care and Service. Our critical illness recovery hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with acute, highly complex, and specialized medical needs. Our treatment programs focus on specific patient needs and medical conditions, such as ventilator weaning protocols, comprehensive wound care assessments and treatment protocols, medication review and antibiotic stewardship, infection control prevention, and customized mobility, speech, and swallow programs. Our staffing models seek to ensure that patients have the appropriate clinical resources over the course of their stay. We maintain quality assurance programs to support and monitor quality of care standards and to meet regulatory requirements and maintain Medicare certifications. We believe that we are recognized for providing quality care and service, which helps develop brand loyalty in the local areas we serve.

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
Our critical illness recovery hospitals demonstrated a critical role in caring for patients during the COVID-19 pandemic. Our critical illness recovery hospitals were and continue to be in a position to enhance and promote recovery of patients with COVID-19, as many patients with severe manifestations of COVID-19 require prolonged mechanical ventilation. We have developed specialized strategies for liberation from prolonged mechanical ventilation, promoting physical recovery through innovative therapies and nutrition programs while reducing risk of adverse ventilator-associated events including pneumonia and infection. Our critical illness recovery hospitals demonstrated rapid preparation and implementation of modifications that supported the treatment of active COVID-19 patients and patients recovering from moderate-to-severe response to COVID-19 infection. Successful treatment resulted in a significant increase in the proportion of COVID-19 patients who were discharged to home and lower level of care compared to non-COVID-19 patients. We have demonstrated that our critical illness recovery hospitals can substitute for ICU beds in regions with high COVID-19 surge levels and as a post-ICU provider for patients who require longer-term care while recovering from severe complications from COVID-19.
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
Control Operating Costs. We continually seek to improve operating efficiency and control costs at our critical illness recovery hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:
•centralizing administrative functions such as accounting, finance, treasury, payroll, legal, operational support, human resources, compliance, and billing and collection;
•standardizing management information systems to assist in capturing the medical record, accounting, billing, collections, and data capture and analysis; and
•centralizing sourcing and contracting to receive discounted prices for pharmaceuticals, medical supplies, and other commodities used in our operations.
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
Rehabilitation Hospitals
Our rehabilitation hospitals provide comprehensive physical medicine, as well as rehabilitation programs and services, which serve to optimize patient health, function, and quality of life. As of December 31, 2020, we operated 30 rehabilitation hospitals in 12 states. For the years ended December 31, 2018, 2019, and 2020, approximately 50%, 50% and 47% respectively, of the revenue of our rehabilitation hospital segment came from Medicare reimbursement. As of December 31, 2020, we employed approximately 11,500 people in our rehabilitation hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, speech therapists, neuropsychologists, and other psychologists.

Patients at our rehabilitation hospitals have specialized needs, with serious and often complex medical conditions requiring rehabilitative healthcare services in an inpatient setting. These conditions require targeted therapy and rehabilitation treatment, including comprehensive rehabilitative services for brain and spinal cord injuries, strokes, amputations, neurological disorders, orthopedic conditions, pediatric congenital or acquired disabilities, and cancer. Given their complex medical needs and gradual and prolonged recovery, these patients generally require a longer length of stay than patients in a general acute care hospital. For the year ended December 31, 2020, the average length of stay for patients in our rehabilitation hospitals was 15 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. As of December 31, 2020, we operated 30 rehabilitation hospitals, all of which were accredited by TJC. Also as of December 31, 2020, all of our rehabilitation hospitals were certified as Medicare providers as inpatient rehabilitation facilities (“IRFs”). 12 of our rehabilitation hospitals also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization that establishes standards related to the operation of medical rehabilitation facilities. Each of our rehabilitation hospitals must regularly demonstrate to a survey team conformance to the applicable standards established by TJC, the Medicare program, or CARF, as applicable.
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
Each of our rehabilitation hospitals has a multi-specialty medical staff that is composed of physicians who have completed the privileging and credentialing process required by that rehabilitation hospital and have been approved by the governing board of that rehabilitation hospital. Physicians on the medical staff of our rehabilitation hospitals are generally not directly employed by our rehabilitation hospitals, but instead have staff privileges at one or more hospitals. At each of our rehabilitation hospitals, attending physicians conduct rounds on their patients on a regular basis and consulting physicians provide consulting services based on the medical needs of our patients. Our rehabilitation hospitals also have on-call arrangements with physicians to help ensure that a physician is available to care for our patients. We staff our rehabilitation hospitals with the number of physicians, therapists, and other medical practitioners that we believe is appropriate to address the varying needs of our patients. When determining the appropriate composition of the medical staff of a rehabilitation hospital, we consider the size of the rehabilitation hospital, services provided by the rehabilitation hospital, and, if applicable, the proximity of an acute care hospital to the free-standing rehabilitation hospital. The medical staff of each of our rehabilitation hospitals meets the applicable requirements set forth by Medicare, the facility’s applicable accrediting organizations, and the state in which that rehabilitation hospital is located.
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
Provide High-Quality Care and Service. Our rehabilitation hospitals serve a critical role in comprehensive healthcare delivery. Through our specialized treatment programs and staffing models, we treat patients with complex and specialized medical needs. Our specialized treatment programs focus on specific patient needs and medical conditions, such as rehabilitation programs for brain trauma and spinal cord injuries. We also focus on specific programs of care designed to restore strength, improve physical and cognitive function, and promote independence in activities of daily living for patients who have suffered complications from strokes, amputations, cancer, and neurological and orthopedic conditions. Our staffing models seek to ensure that patients have the appropriate clinical resources over the course of their stay. We maintain quality assurance programs to support and monitor quality of care standards and to meet regulatory requirements and maintain Medicare certifications. We believe that we are recognized for providing quality care and service, which helps develop brand loyalty in the local areas we serve.
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
Our rehabilitation hospitals demonstrated a critical role in caring for patients during the COVID-19 pandemic. Our rehabilitation hospitals were and continue to be in a position to enhance and promote recovery of patients with COVID-19, as many patients with severe manifestations of COVID-19 suffer from complex medical conditions and severe deconditioning. Our rehabilitation hospitals demonstrated rapid preparation and implementation of modifications that supported the treatment of active COVID-19 patients and patients recovering from moderate-to-severe response to COVID-19 infection. We have demonstrated that our rehabilitation hospitals can support short term acute care hospitals in regions as a post-ICU provider for patients who require specialized therapies while recovering from severe complications from COVID-19.
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
Control Operating Costs. We continually seek to improve operating efficiency and control costs at our rehabilitation hospitals by standardizing operations and centralizing key administrative functions. These initiatives include:
•centralizing administrative functions such as accounting, finance, treasury, payroll, legal, operational support, human resources, compliance, and billing and collection;
•standardizing management information systems to assist in capturing the medical record, accounting, billing, collections, and data capture and analysis; and
•centralizing sourcing and contracting to receive discounted prices for pharmaceuticals, medical supplies, and other commodities used in our operations.
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
Outpatient Rehabilitation
We are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,788 facilities throughout 37 states and the District of Columbia as of December 31, 2020. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. Our outpatient rehabilitation segment employed approximately 10,400 people as of December 31, 2020.
In our outpatient rehabilitation clinics, we provide physical, occupational, and speech rehabilitation programs and services. We also provide certain specialized programs such as functional programs for work related injuries, hand therapy, post-concussion rehabilitation, pediatric rehabilitation, cancer rehabilitation, and athletic training services. In 2020, we developed and launched our national Recovery and Reconditioning program design to rehabilitate those patients suffering side effects from COVID-19. The typical patient in one of our outpatient rehabilitation clinics suffers from musculoskeletal impairments that restrict his or her ability to perform normal activities of daily living. These impairments are often associated with accidents, sports injuries, work related injuries, or post-operative orthopedic and other medical conditions. Our rehabilitation programs and services are designed to help these patients minimize physical and cognitive impairments and maximize functional ability. We also provide services designed to prevent short term disabilities from becoming chronic conditions. Our rehabilitation services are provided by our professionals including licensed physical therapists, occupational therapists, and speech-language pathologists.
Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. Although individuals in all states may have some form of direct access to physical therapy services, the level of direct access varies based on provisions and limitations in each jurisdiction. In recent years, all states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. In our outpatient rehabilitation segment, for the year ended December 31, 2020, approximately 83% of our revenue come from commercial payors, including healthcare insurers, managed care organizations, workers’ compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
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
Expand Rehabilitation Programs and Services. Through our local clinical directors of operations and clinic managers within their service areas, we assess the healthcare needs of the areas we serve. Based on these assessments, we implement additional programs and services (such as telehealth) specifically targeted to meet demand in the local community. In designing these programs we benefit from the knowledge we gain through our national network of clinics. This knowledge is used to design programs that optimize treatment methods and measure changes in health status, clinical outcomes, and patient satisfaction.
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
Concentra
We are the largest provider of occupational health services in the United States based on the number of facilities. As of December 31, 2020, we operated 517 occupational health centers and 134 onsite clinics at employer worksites throughout 42 states. In some of our occupational health centers we also provide urgent care services. On September 1, 2020, Concentra sold its Department of Veterans Affairs community-based outpatient clinic (“CBOC”) business. We deliver occupational medicine, consumer health, physical therapy, and wellness services in our occupational health centers and our onsite clinics located at the workplaces of our employer customers. Our Concentra segment employed approximately 10,800 people as of December 31, 2020.
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

Workers’ compensation is administered on a state-by-state basis and each state is responsible for implementing and regulating its own workers’ compensation program. Because workers’ compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, because programs vary by state, it is difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates. For the year ended December 31, 2020, approximately 56% of our Concentra segment revenue came from workers’ compensation payments.
Acquisition of Additional Membership Interests in Concentra Group Holdings Parent
On January 1, 2020, February 1, 2020 and December 31, 2020, Select acquired an aggregate amount of approximately 30% of outstanding membership interests of Concentra Group Holdings Parent, a joint venture subsidiary of Select, on a fully diluted basis from Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), Dignity Health Holding Corporation (“DHHC”) and certain other sellers, in exchange for an aggregate purchase price of approximately $576.4 million (collectively, the “Concentra Interest Purchases”). Upon consummation of the Concentra Interest Purchases, Select owns in the aggregate approximately 78.0% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 79.8% of the outstanding voting membership interests of Concentra Group Holdings Parent.
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
Leading Operator in Distinct but Complementary Lines of Business. We believe that we are a leading operator in our business segments based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our critical illness recovery hospital segment, we operated 99 critical illness recovery hospitals in 28 states as of December 31, 2020. In our rehabilitation hospital segment, we operated 30 rehabilitation hospitals in 12 states as of December 31, 2020. In our outpatient rehabilitation segment, we operated 1,788 outpatient rehabilitation clinics in 37 states and the District of Columbia as of December 31, 2020. In our Concentra segment, we operated 517 occupational health centers in 41 states as of December 31, 2020. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.
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
Experience in Successfully Completing and Integrating Acquisitions.  Since our inception in 1997 through 2020, we completed ten significant acquisitions, including the acquisitions of Physiotherapy, Concentra, and U.S. HealthWorks. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.
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
Experienced and Proven Management Team. Prior to co-founding our company with our current Executive Chairman and Co-Founder, our Vice Chairman and Co-Founder founded and operated three other healthcare companies focused on inpatient and outpatient rehabilitation services. The other members of our senior management team also have extensive experience in the healthcare industry, with an average of almost 25 years in the business. In recent years, we have reorganized our operations to expand executive talent and promote management continuity.

Sources of Revenue
The following table presents the approximate percentages by source of revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Revenue by Payor Source	2018	2019	2020
Medicare	26.6%	25.9%	25.0%
Commercial insurance(1)	31.8%	32.3%	34.8%
Workers’ Compensation	22.1%	21.4%	19.2%
Private and other(2)	16.8%	17.5%	19.4%
Medicaid	2.7%	2.9%	1.6%
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________
(1)Primarily includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, and managed care programs.
(2)Primarily includes management services, employer services, self-payors, and non-patient related payments. Self-pay revenues represent less than 1% of total revenue for all periods.
Government Sources
Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2020, we operated 99 critical illness recovery hospitals, all of which were certified by Medicare as LTCHs. Also as of December 31, 2020, we operated 30 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our critical illness recovery hospitals and rehabilitation hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients covered under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
Our non-government sources of revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly.
Employees
As of December 31, 2020, we employed approximately 49,600 people throughout the United States. Approximately 35,100 of our employees are full-time and the remaining approximately 14,500 are part-time employees. Our critical illness recovery hospital segment employees totaled approximately 14,700, rehabilitation hospital segment employees totaled approximately 11,500, outpatient rehabilitation segment employees totaled approximately 10,400, and Concentra segment employees totaled approximately 10,800. Approximately 2,200 of the remaining employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.
Human Capital Management
Select Medical developed a cultural framework we call “The Select Medical Way.” One of the key tenants of this framework is to deliver a superior employee experience. We devote considerable time and resources to attract, engage and retain talented employees to successfully operate our business and achieve our goals. Each of the key areas on which we focus to achieve our human capital objectives is described below.

Talent Acquisition and Retention
We have several key strategies to attract and hire top talent across the markets that we serve. These strategies include robust referral programs, recruitment marketing through social media and our internal campaign technology, promotion of virtual hiring events and partnering with local nursing schools for clinical rotations and new graduate nursing and therapy programs. Our recruitment and selection processes seek to ensure that we hire employees who have the level of education, experience and professional licensure that align with the organization’s strategic objectives. We have developed several programs to advance technical and clinical skills, enable career growth and improve retention for clinical and operational employees. Using our online platform, Select University, we have developed an extensive catalog of online learning classes for both instructor-led and asynchronous learning covering technical, professional and management-related topics. In addition, to promote business continuity, we create specific succession plans for our key operational and support management and executive positions.
Diversity and Inclusion
We strive to foster a culture of inclusion and equality. Our employees and patients are a valued and integral part of our organization, and we stand in solidarity with those who respect and share our values, care for others and condemn racism. We are committed to providing regular employee education and training on respect, equality, empathy and compassion, and we evaluate and update these resources on an ongoing basis. Additionally, any agency or contracted individual working within our facilities receives orientation and training on our expectations and standards for care. We take pride in our recruitment efforts that seek to attract the best and brightest talent from around the country. We are committed to having a workforce that reflects diversity at all levels, and we partner with several organizations to help attract diverse talent. In order to help us achieve these goals, we have established a diversity task force that oversees affirmative action planning and provides strategic recommendations to help ensure our goals for a diverse and inclusive workplace remain robust and actionable.
Employee Engagement and Wellness
We demonstrate our care for our employees through our safety, benefit and employee resource programs. We strive to create and sustain a culture of employee safety in each of our facilities. We have a implemented a communications tool, the “10-Foot Circle of Employee Safety,” to help leaders and staff focus on areas of our work which cause workplace injuries. This program has resulted in significant reductions of employee injuries at work. We have also implemented an Employee Assistance Program (“EAP”) which has become a valuable resource for employees needing no cost or low cost counseling/mental health services, legal support, or family assistance. Our EAP provides access to resources for individuals dealing with grief, anxiety, and other concerns relevant to and at the forefront of our communities. We offer robust benefit programming with health coaching on diverse topics like weight management, smoking cessation, and maintaining and improving health goals, and we offer training to our employees to help them develop their skills. We also provide surveys to our employees that are focused on areas such as employee engagement, operational reliability and suggestions for improvement. Additionally, we offer extensive supportive programs to individuals facing serious health concerns, including but not limited to, high blood pressure/heart conditions, diabetes and cancer.
Workforce Compensation and Pay Equity
We provide competitive compensation and benefits, including a retirement savings plan with matching opportunities, comprehensive healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and family leave. We have key processes that seek to ensure our pay and benefits remain competitive across all of our disciplines. Using an electronic platform for both performance reviews and compensation review, each employee’s performance assessment and compensation go through multiple layers of review annually to promote equitable, market competitive and performance-based compensation. For external benchmarking, we use third party commercially available compensation surveys, as well as the Department of Labor wage data.
Impact of the COVID-19 Pandemic
Our industry has been on the front line in the battle against COVID-19. This has resulted in a high demand for registered nurses and respiratory therapists, which in turn has placed increased pressure on the importance of recruiting and retaining high quality employees. We have taken several steps in response to these demands to achieve our human capital objectives, including increased incentives for staff in markets that have been particularly impacted by the COVID-19 pandemic, employee re-assignments and furloughs in segments of our business that have seen a significant drop in patient volume as the result of the COVID-19 pandemic and providing a meaningful amount of paid time off for employees who cannot work for COVID-19 related reasons.

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
Concentra
Our Concentra segment’s occupational health services and consumer health businesses face a highly fragmented and competitive environment. The primary competitors that provide occupational health services have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry are not substantial and Concentra’s current customers have the flexibility to move easily to new healthcare service providers, we believe that new competitors to Concentra can emerge relatively quickly. Furthermore, urgent care clinics in the local communities Concentra serves provide services similar to those Concentra offers, and, in some cases, competing facilities are more established or newer than Concentra’s, may offer a broader array of services to patients than Concentra’s, and may have larger or more specialized medical staffs to treat and serve patients.
Government Regulations
General
The healthcare industry is required to comply with many complex laws and regulations at the federal, state, and local government levels. These laws and regulations require that hospitals and facilities furnishing outpatient services (including outpatient rehabilitation clinics, Concentra occupational health centers and onsite clinics) comply with various requirements and standards. These laws and regulations include those relating to the adequacy of medical care, facilities and equipment, personnel, operating policies and procedures, and recordkeeping, as well as standards for reimbursement, fraud and abuse prevention, and health information privacy and security. These laws and regulations are extremely complex, often overlap and, in many instances, the industry does not have the benefit of significant regulatory or judicial interpretation. If we fail to comply with applicable laws and regulations, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid, and other federal and state healthcare programs.

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
Professional Licensure, Corporate Practice and Fee-Splitting Laws
Healthcare professionals at our critical illness recovery hospitals, our rehabilitation hospitals, and our facilities furnishing outpatient services are required to be individually licensed or certified under applicable state law. We take steps to help ensure our employees and agents possess all necessary licenses and certifications.
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

Medicare Enrollment and Certification
In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel, and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2020, all of the critical illness recovery hospitals we operated were certified by Medicare as LTCHs. As of December 31, 2020, all of the rehabilitation hospitals we operated were certified by Medicare as IRFs. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies,” which operate as outpatient rehabilitation providers for the purposes of the Medicare program. Our Concentra occupational health centers furnishing outpatient services are generally enrolled in Medicare as suppliers.
Accreditation
Our critical illness recovery hospitals and our rehabilitation hospitals receive accreditation from TJC, DNV and/or CARF. As of December 31, 2020, all of the 99 critical illness recovery hospitals and all of the 30 rehabilitation hospitals we operated were accredited by TJC or DNV. In addition, 12 of our rehabilitation hospitals have also received accreditation from CARF.
Workers’ Compensation
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Revenue generated directly from workers’ compensation programs represented approximately 19% of our revenue from our outpatient rehabilitation segment, 1% of our revenue from our critical illness recovery hospital segment, 2% of our revenue from our rehabilitation hospital segment, and 56% of our revenue from our Concentra segment for the year ended December 31, 2020.
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
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. The table below shows the percentage of revenue generated directly from the Medicare program for each of our segments and our company as a whole for the fiscal years ended December 31, 2018, 2019 and 2020.

	Year Ended December 31,
Medicare Revenue by Segment	2018	2019	2020
Critical illness recovery hospital	50.9%	49.4%	43.3%
Rehabilitation hospital	50.3%	49.6%	47.0%
Outpatient rehabilitation	16.2%	16.4%	14.9%
Concentra	0.1%	0.1%	0.1%
Total Company	26.6%	25.9%	25.0%

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
Freestanding, HIH, and Satellite LTCHs
LTCHs may be organized and operated as freestanding facilities or as HIHs. As its name suggests, a freestanding LTCH is not located on the campus of another hospital. For such purpose, “campus” means the physical area immediately adjacent to a hospital’s main buildings, other areas, and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital’s campus. Conversely, an HIH is an LTCH that is located on the campus of another hospital. An LTCH, whether freestanding or an HIH, that uses the same Medicare provider number of an affiliated “primary site” LTCH is known as a “satellite.” Under Medicare policy, a satellite LTCH must be located within 35 miles of its primary site LTCH and be administered by such primary site LTCH. A primary site LTCH may have more than one satellite LTCH. CMS sometimes refers to a satellite LTCH that is freestanding as a “remote location.” LTCH HIHs and satellites must comply with  certain requirements to show that they operate as part of the main LTCH, and not the co-located hospital. Most or all of these requirements no longer apply to LTCHs that are located on the same campus as an IRF, an inpatient psychiatric facility, or any other hospital excluded from the IPPS, provided that an IPPS hospital is not also located on that campus.

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
Annual Payment Rate Update
Fiscal Year 2019. On August 17, 2018, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2019 (affecting discharges and cost reporting periods beginning on or after October 1, 2018 through September 30, 2019). Certain errors in the final rule were corrected in a document published October 3, 2018. The standard federal rate was set at $41,559, an increase from the standard federal rate applicable during fiscal year 2018 of $41,415. The update to the standard federal rate for fiscal year 2019 included a market basket increase of 2.9%, less a productivity adjustment of 0.8%, and less a reduction of 0.75% mandated by the Affordable Care Act (“ACA”). The standard federal rate also included an area wage budget neutrality factor of 0.999215 and a temporary, one-time budget neutrality adjustment of 0.990878 in connection with the elimination of the 25 Percent Rule (discussed herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,121, a decrease from the fixed-loss amount in the 2018 fiscal year of $27,381. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $25,743, a decrease from the fixed-loss amount in the 2018 fiscal year of $26,537.

Fiscal Year 2020. On August 16, 2019, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). Certain errors in the final rule were corrected in a document published October 8, 2019. The standard federal rate was set at $42,678, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate also included an area wage budget neutrality factor of 1.0020203 and a temporary, one-time budget neutrality adjustment of 0.999858 in connection with the elimination of the 25 Percent Rule (discussed herein). The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $26,778, a decrease from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,552, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743. For LTCH discharges occurring in cost reporting periods beginning in fiscal year 2020, site neutral payment rate cases will begin to be paid fully on the site neutral payment rate, rather than the transitional blended rate. However, the CARES Act waives the site neutral payment rate for patients admitted during the COVID-19 emergency period and in response to the public health emergency, as discussed below.
Fiscal Year 2021. On September 18, 2020, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). Certain errors in the final rule were corrected in a document published December 7, 2020. The standard federal rate was set at $43,755, an increase from the standard federal rate applicable during fiscal year 2020 of $42,678. The update to the standard federal rate for fiscal year 2021 included a market basket increase of 2.3% with no productivity adjustment. The standard federal rate also included an area wage budget neutrality factor of 1.0016837 and a permanent, one-time budget neutrality adjustment of 1.000517 in connection with the elimination of the 25 Percent Rule (discussed herein). As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends during fiscal year 2021, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,195, an increase from the fixed-loss amount in the 2020 fiscal year of $26,778. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $29,064, an increase from the fixed-loss amount in the 2020 fiscal year of $26,552.
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

In the 2020 Medicare physician fee schedule final rule, CMS revised coding, documentation guidelines, and increased the valuation for the evaluation and management (“E/M”) office visit codes, beginning in 2021. Because the Medicare physician fee schedule is budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million will require a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS cut the values of other codes to make up the difference, beginning in 2021.
In the 2021 Medicare physician fee schedule final rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, therapy services provided in our outpatient rehabilitation clinics will receive an estimated 3.6% decrease in payment from Medicare in calendar year 2021. Legislation was introduced in Congress that, if enacted, would waive the budget neutrality requirement with respect to the E/M codes for 2021 in order to avoid or minimize cuts to physical and occupational therapy services and other code values. Separately, the Consolidated Appropriations Act, 2021, provides a one-time 3.75% increase in payments in calendar year 2021 for therapy services and other services paid under the physician fee schedule.
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

Medicaid Reimbursement of LTCH and IRF Services
The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Revenue generated directly from the Medicaid program represented approximately 3% of our critical illness recovery hospital segment revenue and 3% of our rehabilitation hospital segment revenue for the year ended December 31, 2020.
Other Healthcare Regulations
Federal Healthcare Program Changes in Response to the COVID-19 Pandemic
The Secretary of Health and Human Services (“HHS”) has authorized a number of waivers or modifications of certain requirements under Medicare, Medicaid and the Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act in response to the COVID-19 outbreak in the United States. For a description of such waivers and modifications, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
Under the transparency and program integrity provisions of the ACA, the exception to the federal self-referral law (the “Stark Law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2020, we operated four hospitals that are owned in-part by physicians.

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

Provider-Based Status
The designation “provider-based” refers to circumstances in which a subordinate facility (such as a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2020, we operated 18 critical illness recovery hospitals and seven rehabilitation hospitals that were treated as provider-based satellites of certain of our other facilities, 253 of the outpatient rehabilitation clinics we operated were provider-based and are operated as departments of the rehabilitation hospitals we operated, and we provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.
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
Standards for the security of electronic health information require us to implement various administrative, physical, and technical safeguards to preserve the integrity and confidentiality of electronic protected health information.
We maintain a Privacy and Security Committee that is charged with evaluating and monitoring our compliance with HIPAA. The Privacy and Security Committee monitors regulations promulgated under HIPAA as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition, or results of operations. We cannot estimate the cost of compliance with standards that have not been issued or finalized by the Department of Health and Human Services.
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
Compliance and Audit Committee
Our compliance and audit committee is made up of members of our senior management and in-house counsel. The compliance and audit committee meets, at a minimum, on a quarterly basis and reviews the activities, reports, and operation of our compliance program. In addition, our Privacy and Security Committee provides reports to the compliance and audit committee. Our vice president of compliance and audit services meets with the compliance and audit committee, at a minimum, on a quarterly basis to provide an overview of the activities and operation of our compliance program.
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
Policies and Procedures Reflecting Compliance Focus Areas
We review our policies and procedures for our compliance program from time to time in order to improve operations and to promote compliance with requirements of standards, laws, and regulations and to reflect the ongoing compliance focus areas which have been identified by the compliance and audit committee.
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

Available Information
We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file periodic reports, proxy statements, and other information, including our Code of Conduct, with the SEC. Such periodic reports, proxy statements, and other information are available on the SEC’s website at www.sec.gov.
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
Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 25, 2021:

Name	Age	Position
Robert A. Ortenzio	63	Executive Chairman and Co-Founder
Rocco A. Ortenzio	88	Vice Chairman and Co-Founder
David S. Chernow	63	President and Chief Executive Officer
Martin F. Jackson	66	Executive Vice President and Chief Financial Officer
John A. Saich	52	Executive Vice President and Chief Administrative Officer
Michael E. Tarvin	60	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	60	Senior Vice President and Chief Accounting Officer
Robert G. Breighner, Jr.	51	Vice President, Compliance and Audit Services and Corporate Compliance Officer
Thomas P. Mullin	37	Executive Vice President, Hospital Operations
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
Scott A. Romberger has served as our Senior Vice President and Chief Accounting Officer since January 2021. He served as our Senior Vice President, Controller and Chief Accounting Officer from February 2007 to January 2021. He served as our Vice President and Chief Accounting Officer from December 2000 to February 2007. In addition, he served as our Vice President and Controller from February 1997 to December 2000. Prior to February 1997, he was Vice President—Controller of Continental Medical Systems from January 1991 until January 1997. Prior to that time, he served as Acting Corporate Controller and Assistant Controller of Continental Medical Systems from June 1990 and December 1988, respectively. Mr. Romberger is a certified public accountant and was employed by a national accounting firm from April 1985 until December 1988.
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
Thomas P. Mullin has served as our Executive Vice President, Hospital Operations since August 2020. He served as the President of our Specialty Hospital Divisions from November 2018 to August 2020. He served as Chief Operating Officer of our Specialty Hospital Divisions from January 2018 to November 2018. He served as Chief Operating Officer of our CIRH Division from October 2016 to January 2018. Mr. Mullin served as Senior Vice President, Business and Market Development in our CIRH Division from July 2015 to September 2016. He served as Regional Vice President in our CIRH Division from September 2014 to July 2015. He held other positions in our CIRH Division from June 2008 to September 2014.

Item 1A.    Risk Factors.
In addition to the factors discussed elsewhere in this Form 10-K, the following are important factors which could cause actual results or events to differ materially from those contained in any forward-looking statements made by or on behalf of us.
Risks Related to Our Business
The unpredictable effects of the COVID-19 pandemic, including the duration and extent of disruption on our operations, creates uncertainties about our future operating results and financial condition.
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
Our critical illness recovery hospitals and rehabilitation hospitals may experience constrained staffing levels and increased operating costs resulting from increased usage of contract clinical labor due to the overwhelming need for healthcare professionals, particularly in areas that are heavily impacted by the COVID-19 pandemic. Our hospitals may experience increased operating costs resulting from shortages of medical supplies, including personal protective equipment, and supply chain disruptions. The payments we have received under the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, for health care related expenses and lost revenues attributable to the COVID-19 pandemic have mitigated these issues, but to the extent such relief funding stops, our hospitals may experience increased operating costs.
In our outpatient rehabilitation clinics and Concentra centers, we may experience declines in demand for our services if governmental authorities continue to mandate or resume mandates requiring the temporary closure of non-essential and non-life sustaining businesses. Our outpatient rehabilitation clinics may experience reductions in patient volume if governmental authorities and health departments continue to suspend or resume suspension of elective surgeries which would typically result in a patient seeking outpatient services and if the operations of our referral sources experience disruption as a result of the COVID-19 pandemic. Our clinics may continue to experience a decline in workers’ compensation injury visits as a result of business closures and our Concentra centers may continue to experience a reduction in workers’ compensation and employer services visits as a result of businesses furloughing their workforce and temporarily ceasing and reducing operations.
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
Approximately 56% of Concentra’s revenue in 2020 was generated from the treatment of workers’ compensation claims. In the past decade, the number of workers’ compensation claims has decreased, which Concentra primarily attributes to improvements in workplace safety, improved risk management by employers, and changes in the type and composition of jobs. During the economic downturn between the years of 2007-2009, the number of employees with workers’ compensation insurance substantially decreased. A recession or prolonged economic contraction as a result of the COVID-19 pandemic could similarly cause the number of covered employees to decline, which may cause further declines in workers’ compensation claims. In addition, because of the greater access to health insurance and the fact that the United States economy has continued to shift from a manufacturing-based to a service-based economy along with general improvements in workplace safety, workers are generally healthier and less prone to work injuries. Increases in employer-sponsored wellness and health promotion programs, spurred in part by the ACA, have led to fitter and healthier employees who may be less likely to injure themselves on the job. Concentra’s business model is based, in part, on its ability to expand its relative share of the market for the treatment of claims for workplace injuries and illnesses. The COVID-19 pandemic has also resulted in a significant increase in unemployment in the United States, which may continue even after the pandemic. If workplace injuries and illnesses decline at a greater rate than the increase in total employment, or if total employment declines at a greater rate than the increase in incident rates, the number of claims in the workers’ compensation market will decrease and may adversely affect Concentra’s business.
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
If there are changes in the rates or methods of Medicare reimbursements for our services, our revenue and profitability could decline.
Approximately 27% of our revenue for the year ended December 31, 2018, 26% of our revenue for the year ended December 31, 2019, and 25% of our revenue for the year ended December 31, 2020, came from the highly regulated federal Medicare program.
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
If revised regulations are adopted, the availability, methods, and rates of Medicare reimbursements for services of the type furnished at our facilities could change. Reductions in Medicare reimbursements could also adversely affect payments under some of our commercial payor contracts that follow Medicare payment methodologies. For example, the rules and regulations related to patient criteria for our critical illness recovery hospitals could become more stringent and reduce the number of patients we admit. Some of these changes and proposed changes could adversely affect our business strategy, operations, and financial results. In addition, there can be no assurance that any increases in Medicare reimbursement rates established by CMS will fully reflect increases in our operating costs.
We conduct business in a heavily regulated industry, and changes in regulations, new interpretations of existing regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability.
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
If our critical illness recovery hospitals fail to maintain their certifications as LTCHs or if our facilities operated as HIHs fail to qualify as hospitals separate from their host hospitals, our revenue and profitability may decline.
As of December 31, 2020, we operated 99 critical illness recovery hospitals, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care IPPS at rates generally lower than the rates under the LTCH-PPS.
While CMS has issued temporary waivers that exempt LTCHs from the 25 day average length of stay requirement for all cost reporting periods that include the COVID-19 pandemic health emergency, to the extent such waivers are lifted, LTCHs will again be required to comply with this rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
Decreases in Medicare reimbursement rates received by our outpatient rehabilitation clinics may reduce our future revenue and profitability.
Our outpatient rehabilitation clinics receive payments from the Medicare program under the Medicare physician fee schedule. In the 2021 Medicare physician fee schedule final rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, therapy services provided in our outpatient rehabilitation clinics will receive an estimated 3.6% decrease in payment from Medicare in calendar year 2021. The budget-neutrality requirements under the Medicare physician fee schedule may result in future physical and occupational therapy services receiving code reductions, and a concurrent decrease in payments. Separately, the Consolidated Appropriations Act, 2021, provides a one-time 3.75% increase in payments in calendar year 2021 for therapy services and other services paid under the physician fee schedule.
In addition, the Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the fee schedule be adjusted starting in 2019 based on performance in a MIPS and, beginning in 2020, incentives for participation in alternative payment models. The specifics of the MIPS and incentives for participation in alternative payment models will be subject to future notice and comment rule-making. It is unclear what impact, if any, the MIPS and incentives for participation in alternative payment models will have on our business and operating results, but any resulting decrease in payment may reduce our future revenue and profitability.

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
If our rehabilitation hospitals fail to comply with the 60% Rule or admissions to IRFs are limited due to changes to the diagnosis codes on the presumptive compliance list, our revenue and profitability may decline.
As of December 31, 2020, we operated 30 rehabilitation hospitals, all of which were certified as Medicare providers and operating as IRFs. Our rehabilitation hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF’s total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the “60% Rule.” Compliance with the 60% Rule is demonstrated through a two-step process. The first step is the “presumptive” method, in which patient diagnosis codes are compared to a “presumptive compliance” list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility’s medical records to assess compliance.
If an IRF does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then the facility’s classification as an IRF may be terminated at the start of its next cost reporting period causing the facility to be paid as a general acute care hospital under IPPS. If our rehabilitation hospitals fail to demonstrate compliance with the 60% Rule through either method and are classified as general acute care hospitals, our revenue and profitability may be adversely affected.
While CMS has issued temporary waivers in response to the COVID-19 pandemic that allow IRFs, IRF units and hospitals and units applying to be classified as IRFs to exclude patients admitted solely to respond to the public health emergency from the 60% Rule, to the extent such waivers are lifted, IRFs will again be required to comply with this rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
Our information technology systems and those of our vendors that process, maintain, and transmit such data are subject to computer viruses, cyber attacks, or breaches. We adhere to policies and procedures designed to promote compliance with HIPAA and other privacy and information security laws and require our third-party vendors to do so as well. Failure to maintain the security and functionality of our information systems and related software, or to defend a cybersecurity attack or other attempt to gain unauthorized access to our or third-party’s systems, facilities, or patient health information could expose us to a number of adverse consequences, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, reputational harm, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, the OIG or state attorneys general), fines, litigation with those affected by the data breach, loss of customers, disputes with payors, and increased operating expense, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, and liquidity. Although we maintain cyber liability insurance to protect us from losses related to cyber attacks and breaches, not every risk or liability can be insured, and for risks that are insurable, our policy limits and terms of coverage may not be sufficient to cover all actual losses or liabilities incurred.

Furthermore, while our information technology systems, and those of our third-party vendors, are maintained with safeguards protecting against cyber attacks, including passive intrusion protection, firewalls, and virus detection software, these safeguards do not ensure that a significant cyber attack could not occur. A cyber attack that bypasses our information technology security systems, or those of our third-party vendors, could cause the loss of protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our or a third-party vendor’s information technology business systems resulting in a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation, or release of protected health information, other confidential data or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident. We provide our employees annual training and regular reminders on important measures they can take to prevent breaches and other cyber threats. We routinely identify attempts to gain unauthorized access to our systems. However, given the rapidly evolving nature and proliferation of cyber threats, there can be no assurance our training and network security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advance persistent threats. Similarly, in recent years, several hospitals have reported being the victim of ransomware attacks in which they lost access to their systems, including clinical systems, during the course of the attacks. While we are not aware of having experienced a material cyber breach or attack to date, we are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with the improper functioning, security breach, or unavailability of our information systems as well as any systems used in acquired operations.
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
A joint venture is operated through a board of directors that contains representatives of Select and other parties to the joint venture. We may not control the board of certain joint ventures and, as a result, such joint ventures may take certain actions that could have adverse effects on our financial condition and results of operations.
If we fail to compete effectively with other hospitals, clinics, occupational health centers, and healthcare providers in the local areas we serve, our revenue and profitability may decline.
The healthcare business is highly competitive, and we compete with other hospitals, rehabilitation clinics, occupational health centers, and other healthcare providers for patients. If we are unable to compete effectively in the critical illness recovery, rehabilitation hospital, outpatient rehabilitation, and occupational health services businesses, our ability to retain customers and physicians, or maintain or increase our revenue growth, price flexibility, control over medical cost trends, and marketing expenses may be compromised and our revenue and profitability may decline.
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
Concentra’s primary competitors have typically been independent physicians, hospital emergency departments, and hospital-owned or hospital-affiliated medical facilities. Because the barriers to entry in Concentra’s geographic markets are not substantial and its current customers have the flexibility to move easily to new healthcare service providers, new competitors to Concentra can emerge relatively quickly. The markets for Concentra’s consumer health business are also fragmented and competitive. If Concentra’s competitors are better able to attract patients or expand services at their facilities than Concentra is, Concentra may experience an overall decline in revenue.

Future cost containment initiatives undertaken by private third-party payors may limit our future revenue and profitability.
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
If we fail to maintain established relationships with the physicians in the areas we serve, our revenue may decrease.
Our success is partially dependent upon the admissions and referral practices of the physicians in the communities our critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics serve, and our ability to maintain good relations with these physicians. Physicians referring patients to our hospitals and clinics are generally not our employees and, in many of the local areas that we serve, most physicians have admitting privileges at other hospitals and are free to refer their patients to other providers. If we are unable to successfully cultivate and maintain strong relationships with these physicians, our hospitals’ admissions and our facilities’ and clinics’ businesses may decrease, and our revenue may decline.
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
Physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Many of these actions involve large claims and significant defense costs. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Legal Proceedings” and Note 21 – Commitments and Contingencies in our audited consolidated financial statements.

We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have designed a separate insurance program that responds to the risks of specific joint ventures. Most of our joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. In addition, our insurance coverage does not generally cover punitive damages and may not cover all claims against us. See “Business—Government Regulations—Other Healthcare Regulations.”
Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.
Our executives and directors, beneficially own, in the aggregate, approximately 18.8% of Holdings’ outstanding common stock as of February 1, 2021. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

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
On January 1, 2020, February 1, 2020 and December 31, 2020, Select, WCAS and DHHC consummated the Concentra Interest Purchases, which were in lieu of, and collectively deemed to constitute, the exercises of WCAS’ and DHHC’s first and second Put Rights, pursuant to which Select acquired an aggregate amount of approximately 30% of the outstanding membership interests, on a fully diluted basis, of Concentra Group Holdings Parent from WCAS, DHHC and the other equity holders of Concentra Group Holdings Parent, in exchange for an aggregate payment of approximately $576.4 million. Upon consummation of the Concentra Interest Purchases, Select owns in the aggregate approximately 78.0% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 79.8% of the outstanding voting membership interests of Concentra Group Holdings Parent.
WCAS and DHHC may exercise their remaining respective Put Rights to sell up to an additional 33 1/3% of the equity interests in Concentra Group Holdings Parent that each, respectively, owned as of February 1, 2018, on an annual basis during the sixty-day period following the delivery of the audited financial statements for the immediately preceding fiscal year. If WCAS exercises future Put Rights, the other members of Concentra Group Holdings Parent, other than DHHC, may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Concentra Group Holdings Parent that such member owned as of February 1, 2018, up to but not exceeding the percentage of equity interests owned by WCAS as of such date that WCAS has determined to sell to Select in the exercise of its Put Right.
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
We have a substantial amount of indebtedness. As of December 31, 2020, Select had approximately $3,391.7 million of total indebtedness, and Concentra had approximately $1,143.4 million of total indebtedness, $1,133.1 million of which was intercompany debt owed to Select. As of December 31, 2020, our total indebtedness to third parties was $3,402.0 million. Our indebtedness could have important consequences to you. For example, it:
•requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions, and other general corporate purposes;
•increases our vulnerability to adverse general economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates;
•limits our ability to obtain additional financing in the future for working capital or other purposes; and
•places us at a competitive disadvantage compared to our competitors that have less indebtedness.
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

As of December 31, 2020, Select was required to maintain its leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 7.00 to 1.00. At December 31, 2020, Select’s leverage ratio was 3.48 to 1.00.
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
In the case of an event of default under the agreement (the “Concentra-JPM first lien credit agreement”) governing Concentra’s revolving facility (the “Concentra-JPM revolving facility” and, together with the Concentra-JPM first lien credit agreement, the “Concentra-JPM credit facilities”), which is nonrecourse to Select, the lenders under such agreement could elect to declare all amounts borrowed, if any, together with accrued and unpaid interest and other fees, to be due and payable. If Concentra is unable to obtain a waiver from these lenders under such circumstances, the lenders could exercise their rights, then Concentra’s financial condition and results of operations could be adversely affected, and Concentra could become bankrupt or insolvent. As of December 31, 2020, there is no indebtedness outstanding under the Concentra-JPM revolving facility.
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
We and our subsidiaries may be able to incur additional indebtedness in the future. Although the Select credit facilities, the Indenture and the Concentra-JPM first lien credit agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2020, Select had $410.7 million of availability under the Select revolving facility (as defined below) (after giving effect to $39.3 million of outstanding letters of credit) and Concentra had $83.6 million of availability under the Concentra-JPM revolving facility (after giving effect to $16.4 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 1B.    Unresolved Staff Comments.
    None.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, occupational health centers, and our corporate headquarters. We own 22 of our critical illness recovery hospitals, nine of our rehabilitation hospitals, one of our outpatient rehabilitation clinics, and eight of our Concentra occupational health centers throughout the United States. As of December 31, 2020, we leased 77 of our critical illness recovery hospitals, ten of our rehabilitation hospitals, 1,502 of our outpatient rehabilitation clinics, and 509 of our Concentra occupational health centers.
We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. As of December 31, 2020, our corporate headquarters is approximately 294,724 square feet and is located in Mechanicsburg, Pennsylvania.
The following is a list by state of the number of facilities we operated as of December 31, 2020.

	Critical Illness Recovery Hospitals(1)	Rehabilitation Hospitals(1)	Outpatient Rehabilitation Clinics(1)	Concentra Occupational Health Centers(2)	Total Facilities
Alabama	1	—	25	—	26
Alaska	—	—	9	5	14
Arizona	2	3	45	16	66
Arkansas	2	—	1	2	5
California	1	1	83	100	185
Colorado	—	—	47	24	71
Connecticut	—	—	58	10	68
Delaware	1	—	14	1	16
District of Columbia	—	—	5	—	5
Florida	12	2	125	31	170
Georgia	5	1	71	15	92
Hawaii	—	—	—	1	1
Illinois	—	—	72	17	89
Indiana	3	—	32	12	47
Iowa	2	—	23	3	28
Kansas	2	—	15	4	21
Kentucky	2	—	62	9	73
Louisiana	—	2	3	3	8
Maine	—	—	26	7	33
Maryland	—	—	66	12	78
Massachusetts	—	—	22	2	24
Michigan	10	—	36	18	64
Minnesota	1	—	32	6	39
Mississippi	4	—	1	—	5
Missouri	3	3	96	15	117
Nebraska	2	—	1	3	6
Nevada	—	1	13	7	21
New Hampshire	—	—	—	3	3
New Jersey	1	4	167	20	192
New Mexico	—	—	1	4	5
North Carolina	2	—	38	8	48
Ohio	15	5	102	17	139
Oklahoma	2	—	26	7	35
Oregon	—	—	—	4	4
Pennsylvania	10	2	231	17	260
Rhode Island	—	—	—	2	2
South Carolina	2	—	25	5	32
South Dakota	1	—	—	—	1
Tennessee	5	—	20	9	34
Texas	3	5	138	54	200
Utah	—	—	—	6	6
Vermont	—	—	—	2	2
Virginia	1	1	40	6	48
Washington	—	—	9	17	26
West Virginia	1	—	—	—	1
Wisconsin	3	—	8	13	24
Total Company	99	30	1,788	517	2,434

_______________________________________________________________________________
(1)    Includes managed critical illness recovery hospitals, rehabilitation hospitals, and outpatient rehabilitation clinics, respectively.
(2)    Our Concentra segment also had operations in New York.
Item 3.    Legal Proceedings.
Refer to the “Litigation” section contained within Note 21 – Commitments and Contingencies of the notes to our consolidated financial statements included herein.
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Select Medical Holdings Corporation common stock is quoted on the New York Stock Exchange under the symbol “SEM.”
Holders
At the close of business on February 1, 2021, Holdings had 134,836,735 shares of common stock issued and outstanding. As of that date, there were 129 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
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

Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2015, with dividends being reinvested on the date paid through and including the market close on December 31, 2020 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

$225
$200
$175
$150
$125
$100
$75
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
SEM
SPSIHP
S&P 500

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Select Medical Holdings Corporation (SEM)	$100.00	$111.25	$148.19	$128.88	$195.97	$232.24
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$91.55	$107.01	$109.53	$129.69	$172.49
S&P 500	$100.00	$109.56	$130.84	$122.67	$158.10	$183.81

Purchases of Equity Securities by the Issuer
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program, which has been extended until December 31, 2021, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings did not repurchase shares during the three months ended December 31, 2020 under the authorized common stock repurchase program.
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2020. As set forth below, the shares repurchased during the three months ended December 31, 2020 relate entirely to shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 - October 31, 2020	—	$—	—	$143,394,863
November 1 - November 30, 2020	79,567	22.53	—	143,394,863
December 1 - December 31, 2020	—	—	—	143,394,863
Total	79,567	$22.53	—	$143,394,863

Item 6.    Selected Financial Data.
You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements and the accompanying notes. The financial results of Physiotherapy and U.S. HealthWorks are included in our consolidated financial statements beginning on their acquisition dates of March 4, 2016 and February 1, 2018, respectively.
You should also read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is contained elsewhere herein. The selected historical financial data has been derived from consolidated financial statements audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. The selected historical consolidated financial data as of December 31, 2019 and 2020, and for the years ended December 31, 2018, 2019, and 2020, have been derived from our consolidated financial information included elsewhere herein. The selected historical consolidated financial data as of December 31, 2016, 2017, and 2018, and for the years ended December 31, 2016 and 2017, have been derived from our audited consolidated financial information not included elsewhere herein.

	For the Year Ended December 31,
	2016	2017	2018	2019	2020
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$4,217,460	$4,365,245	$5,081,258	$5,453,922	$5,531,713
Costs and expenses:
Operating expenses(1)	3,772,302	3,849,356	4,462,324	4,769,465	4,848,409
Depreciation and amortization	145,311	160,011	201,655	212,576	205,659
Total costs and expenses	3,917,613	4,009,367	4,663,979	4,982,041	5,054,068
Other operating income	—	—	—	—	90,012
Income from operations	299,847	355,878	417,279	471,881	567,657
Loss on early retirement of debt(2)	(11,626)	(19,719)	(14,155)	(38,083)	—
Equity in earnings of unconsolidated subsidiaries	19,943	21,054	21,905	24,989	29,440
Gain (loss) on sale of businesses	42,651	(49)	9,016	6,532	12,387
Interest expense	(170,081)	(154,703)	(198,493)	(200,570)	(153,011)
Income before income taxes	180,734	202,461	235,552	264,749	456,473
Income tax expense (benefit)	55,464	(18,184)	58,610	63,718	111,867
Net income	125,270	220,645	176,942	201,031	344,606
Less: Net income attributable to non-controlling interests(3)	9,859	43,461	39,102	52,582	85,611
Net income attributable to Select Medical Holdings Corporation	$115,411	$177,184	$137,840	$148,449	$258,995
Earnings per common share:
Basic	$0.88	$1.33	$1.02	$1.10	$1.93
Diluted	$0.87	$1.33	$1.02	$1.10	$1.93
Weighted average common shares outstanding:
Basic	127,813	128,955	130,172	130,248	129,780
Diluted	127,968	129,126	130,256	130,276	129,780
Balance Sheet Data (at end of period):
Cash and cash equivalents	$99,029	$122,549	$175,178	$335,882	$577,061
Working capital(4)	191,268	315,423	287,338	298,712	155,634
Total assets(4)	4,920,626	5,127,166	5,964,265	7,340,288	7,655,399
Total debt	2,698,989	2,699,902	3,293,381	3,445,110	3,402,019
Redeemable non-controlling interests	422,159	640,818	780,488	974,541	398,171
Total stockholders’ equity	815,725	823,368	803,042	770,972	1,060,480

____________________________________________________________________
(1)Operating expenses include cost of services, general and administrative expenses, credit loss expense, and stock compensation expense.
(2)During the year ended December 31, 2016, the Company recognized a loss on early retirement debt of $0.8 million relating to the repayment of series D tranche B term loans under Select’s 2011 senior secured credit facility. Additionally, on September 26, 2016, Concentra Inc. prepaid the term loans outstanding under its second lien credit agreement. The premium plus the expensing of unamortized debt issuance costs and original issuance discount resulted in losses on early retirement of debt of $10.9 million.
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
(3)Reflects interests held by other parties in subsidiaries, limited liability companies and limited partnerships owned and controlled by us.
(4)As of December 31, 2019 and 2020, the balance sheet data reflects the adoption of Accounting Standards Codification Topic 842, Leases, which required the recognition of operating lease right-of-use assets and operating lease liabilities on the balance sheet. Prior periods were not adjusted and continue to be reported in accordance with Accounting Standards Codification Topic 840, Leases.

Non-GAAP Measure Reconciliation
The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information on Adjusted EBITDA as a non-GAAP measure.

	For the Year Ended December 31,
	2016	2017	2018	2019	2020
	(In thousands)
Net income	$125,270	$220,645	$176,942	$201,031	$344,606
Income tax expense (benefit)	55,464	(18,184)	58,610	63,718	111,867
Interest expense	170,081	154,703	198,493	200,570	153,011
Loss (gain) on sale of businesses	(42,651)	49	(9,016)	(6,532)	(12,387)
Equity in earnings of unconsolidated subsidiaries	(19,943)	(21,054)	(21,905)	(24,989)	(29,440)
Loss on early retirement of debt	11,626	19,719	14,155	38,083	—
Income from operations	299,847	355,878	417,279	471,881	567,657
Stock compensation expense:
Included in general and administrative	14,607	15,706	17,604	20,334	22,053
Included in cost of services	2,806	3,578	5,722	6,117	5,197
Depreciation and amortization	145,311	160,011	201,655	212,576	205,659
Physiotherapy acquisition costs	3,236	—	—	—	—
U.S. HealthWorks acquisition costs	—	2,819	2,895	—	—
Adjusted EBITDA	$465,807	$537,992	$645,155	$710,908	$800,566

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read this discussion together with the “Selected Financial Data” and consolidated financial statements and accompanying notes included elsewhere herein.
Overview
We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2020, we had operations in 46 states and the District of Columbia. We operated 99 critical illness recovery hospitals in 28 states, 30 rehabilitation hospitals in 12 states, and 1,788 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 517 occupational health centers in 41 states as of December 31, 2020. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $5,531.7 million for the year ended December 31, 2020. Of this total, we earned approximately 38% of our revenue from our critical illness recovery hospital segment, approximately 13% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.
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

Effects of the COVID-19 Pandemic on our Results of Operations
The continuing implications of the COVID-19 pandemic on our business, results of operations and overall financial performance remain uncertain. We provided monthly revenue and certain operating statistics for each of our segments for the years ended December 31, 2020 and 2019. See Item 1A. “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.
Critical Illness Recovery Hospital Segment. Our critical illness recovery hospitals are a key component of the inpatient hospital continuum of care. Beginning in March 2020, a number of waivers and modifications of certain requirements under the Medicare, Medicaid and CHIP programs were authorized, including certain regulations concerning patient length of stay requirements under the Medicare program which apply to our critical illness recovery hospitals. The length of stay requirements were suspended in order to facilitate the transfer of patients from general acute care hospitals and expand hospital bed capacity to care for COVID-19 patients (see “Regulatory Changes” for further discussion of the temporary suspension of regulations). During the year ended December 31, 2020, we played a critical role in caring for patients during the COVID-19 pandemic due, in part, to our rapid preparation and implementation of modifications that supported the treatment of COVID-19 patients.
The following table shows revenue, patient days, and occupancy rates for each of the periods presented, as well as the number of critical illness recovery hospitals we owned at the end of each period.

	Revenue			Patient Days			Occupancy Rate		Number of Hospitals Owned(1)
	2019	2020	% Change	2019	2020	% Change	2019	2020	2019	2020
	(in thousands, except percentages)
January	$149,799	$163,238	9.0%	86,238	90,783	5.3%	69%	69%	96	100
February	145,586	165,375	13.6%	80,806	87,844	8.7%	71%	72%	96	100
March	162,149	171,908	6.0%	91,085	91,831	0.8%	73%	70%	96	100
Three Months Ended March 31	$457,534	$500,521	9.4%	258,129	270,458	4.8%	71%	70%	96	100

April	$156,231	$171,445	9.7%	88,357	90,710	2.7%	70%	71%	99	100
May	156,422	178,223	13.9%	89,350	95,191	6.5%	69%	72%	99	100
June	148,490	169,958	14.5%	85,153	90,988	6.9%	68%	71%	99	100
Three Months Ended June 30	$461,143	$519,626	12.7%	262,860	276,889	5.3%	69%	72%	99	100
Six Months Ended June 30	$918,677	$1,020,147	11.0%	520,989	547,347	5.1%	70%	71%	99	100

July	$151,416	$175,253	15.7%	87,143	94,144	8.0%	67%	71%	99	99
August	155,485	173,967	11.9%	86,553	93,964	8.6%	66%	71%	99	99
September	155,991	170,234	9.1%	84,393	90,955	7.8%	67%	71%	99	99
Three Months Ended September 30	$462,892	$519,454	12.2%	258,089	279,063	8.1%	67%	71%	99	99
Nine Months Ended September 30	$1,381,569	$1,539,601	11.4%	779,078	826,410	6.1%	69%	71%	99	99

October	$152,791	$181,251	18.6%	87,188	95,616	9.7%	66%	71%	100	100
November	150,399	174,133	15.8%	84,540	92,651	9.6%	67%	71%	100	99
December	151,759	182,514	20.3%	87,555	97,079	10.9%	67%	72%	100	99
Three Months Ended December 31	$454,949	$537,898	18.2%	259,283	285,346	10.1%	67%	71%	100	99
Twelve Months Ended December 31	$1,836,518	$2,077,499	13.1%	1,038,361	1,111,756	7.1%	68%	71%	100	99

_______________________________________________________________________________
(1)    Represents the number of hospitals owned at the end of each period presented.

Rehabilitation Hospital Segment. Our rehabilitation hospitals receive most of their admissions from general acute care hospitals. Beginning in March 2020, a number of waivers and modifications of certain requirements under the Medicare, Medicaid and CHIP programs were authorized, including certain regulations governing admissions into rehabilitation hospitals. This was done in order to facilitate the transfer of patients from general acute care hospitals and critical illness recovery hospitals and to expand hospital bed capacity to care for COVID-19 patients (see “Regulatory Changes” for further discussion of the temporary suspension of regulations). Our rehabilitation hospitals were affected by the suspension of elective surgeries at hospitals and other facilities at the beginning of the pandemic, which resulted in reduced need for inpatient rehabilitation services. Beginning in May 2020, state governments and health departments began to ease restrictions and hospitals began to perform elective surgeries again, which has increased the need for the services provided by our rehabilitation hospitals.
The following table shows revenue, patient days, and occupancy rates for each of the periods presented, as well as the number of rehabilitation hospitals we owned at the end of each period.

	Revenue			Patient Days			Occupancy Rate		Number of Hospitals Owned(1)
	2019	2020	% Change	2019	2020	% Change	2019	2020	2019	2020
	(in thousands, except percentages)
January	$50,615	$61,673	21.8%	27,434	32,111	17.0%	74%	79%	17	19
February	48,080	60,690	26.2%	25,442	31,813	25.0%	76%	84%	17	19
March	55,863	59,656	6.8%	29,940	30,644	2.4%	78%	76%	18	19
Three Months Ended March 31	$154,558	$182,019	17.8%	82,816	94,568	14.2%	76%	79%	18	19

April	$51,991	$45,878	(11.8)%	28,266	23,553	(16.7)%	76%	61%	18	19
May	56,019	57,815	3.2%	29,730	29,787	0.2%	75%	73%	19	19
June	52,364	64,974	24.1%	28,529	30,741	7.8%	73%	78%	19	19
Three Months Ended June 30	$160,374	$168,667	5.2%	86,525	84,081	(2.8)%	75%	71%	19	19
Six Months Ended June 30	$314,932	$350,686	11.4%	169,341	178,649	5.5%	76%	75%	19	19

July	$57,077	$62,312	9.2%	30,054	31,986	6.4%	75%	81%	19	18
August	58,072	63,673	9.6%	30,228	32,518	7.6%	75%	83%	19	18
September	58,220	62,090	6.6%	29,172	31,176	6.9%	75%	82%	19	18
Three Months Ended September 30	$173,369	$188,075	8.5%	89,454	95,680	7.0%	75%	82%	19	18
Nine Months Ended September 30	$488,301	$538,761	10.3%	258,795	274,329	6.0%	75%	77%	19	18

October	$61,975	$66,591	7.4%	31,767	33,378	5.1%	78%	82%	19	19
November	60,353	64,610	7.1%	31,022	31,581	1.8%	79%	80%	19	19
December	60,342	64,711	7.2%	31,447	31,545	0.3%	78%	78%	19	19
Three Months Ended December 31	$182,670	$195,912	7.2%	94,236	96,504	2.4%	78%	80%	19	19
Twelve Months Ended December 31	$670,971	$734,673	9.5%	353,031	370,833	5.0%	76%	78%	19	19
_____________________________________________________________________________
(1)    Represents the number of hospitals owned at the end of each period presented.

Outpatient Rehabilitation Segment. Beginning in mid-March 2020, state governments began implementing mandatory closures of non-essential or non-life sustaining businesses, restricting travel and individual activities outside of the home, closing schools, and mandating other social distancing measures. Additionally, hospitals and other facilities began to suspend elective surgeries. As a result, our outpatient rehabilitation clinics experienced significantly less patient visit volume due to a decline in patient referrals from physicians, a reduction in workers’ compensation injury visits resulting from the temporary closure of businesses, and the suspension of elective surgeries which would have required outpatient rehabilitation services. Beginning in May 2020, state governments began to ease restrictions imposed on businesses and individuals, physician offices began reopening for routine office visits, and hospitals and other facilities began performing elective surgeries again, which resulted in an increased need for the services provided by our outpatient rehabilitation clinics.
The following table shows revenue and patient visits for each of the periods presented, as well as the number of working days for each period.

	Revenue			Visits			Working Days(1)
	2019	2020	% Change	2019	2020	% Change	2019	2020
	(in thousands, except percentages)
January	$83,185	$90,924	9.3%	687,007	757,171	10.2%	22	22
February	78,573	88,239	12.3%	658,610	739,061	12.2%	20	20
March	85,147	76,086	(10.6)%	708,866	626,433	(11.6)%	21	22
Three Months Ended March 31	$246,905	$255,249	3.4%	2,054,483	2,122,665	3.3%	63	64

April	$90,230	$49,084	(45.6)%	762,914	386,108	(49.4)%	22	22
May	90,272	51,186	(43.3)%	759,829	409,703	(46.1)%	22	20
June	81,389	66,868	(17.8)%	680,762	546,456	(19.7)%	20	22
Three Months Ended June 30	$261,891	$167,138	(36.2)%	2,203,505	1,342,267	(39.1)%	64	64
Six Months Ended June 30	$508,796	$422,387	(17.0)%	4,257,988	3,464,932	(18.6)%	127	128

July	$89,267	$77,793	(12.9)%	754,102	636,826	(15.6)%	22	22
August	90,687	79,034	(12.8)%	743,813	651,738	(12.4)%	22	21
September	85,376	83,215	(2.5)%	706,413	694,808	(1.6)%	20	21
Three Months Ended September 30	$265,330	$240,042	(9.5)%	2,204,328	1,983,372	(10.0)%	64	64
Nine Months Ended September 30	$774,126	$662,429	(14.4)%	6,462,316	5,448,304	(15.7)%	191	192

October	$96,868	$88,274	(8.9)%	808,649	745,562	(7.8)%	23	22
November	87,072	82,102	(5.7)%	722,607	685,885	(5.1)%	20	20
December	87,945	87,108	(1.0)%	725,710	713,593	(1.7)%	21	22
Three Months Ended December 31	$271,885	$257,484	(5.3)%	2,256,966	2,145,040	(5.0)%	64	64
Twelve Months Ended December 31	$1,046,011	$919,913	(12.1)%	8,719,282	7,593,344	(12.9)%	255	256
_______________________________________________________________________________
(1)    Represents the number of days in which normal business operations were conducted during the periods presented.

Concentra Segment. Beginning in mid-March 2020, state governments began placing significant restrictions on businesses and mandating closures of non-essential or non-life sustaining businesses, causing many employers to furlough their workforce and temporarily cease or significantly reduce their operations. These actions had significant effects on our patient visit volumes. Beginning in May 2020, state governments began to ease restrictions imposed on businesses and employers began to increase their workforce, which resulted in an increased need for our occupational health services. During the year ended December 31, 2020, Concentra expanded its services to provide COVID-19 screening and testing at its centers and various onsite clinics located at employer worksites.
The following table shows revenue and patient visits for each of the periods presented, as well as the number of working days for each period.

	Revenue			Visits			Working Days(1)
	2019	2020	% Change	2019	2020	% Change	2019	2020
	(in thousands, except percentages)
January	$133,507	$141,236	5.8%	985,598	1,032,069	4.7%	22	22
February	126,309	133,690	5.8%	919,065	965,741	5.1%	20	20
March	136,505	123,609	(9.4)%	1,006,944	879,585	(12.6)%	21	22
Three Months Ended March 31	$396,321	$398,535	0.6%	2,911,607	2,877,395	(1.2)%	63	64

April	$140,050	$91,178	(34.9)%	1,040,543	610,555	(41.3)%	22	22
May	143,183	99,228	(30.7)%	1,073,763	674,629	(37.2)%	22	20
June	130,218	121,932	(6.4)%	988,783	865,896	(12.4)%	20	22
Three Months Ended June 30	$413,451	$312,338	(24.5)%	3,103,089	2,151,080	(30.7)%	64	64
Six Months Ended June 30	$809,772	$710,873	(12.2)%	6,014,696	5,028,475	(16.4)%	127	128

July	$142,385	$132,465	(7.0)%	1,057,809	930,427	(12.0)%	22	22
August	144,452	130,291	(9.8)%	1,087,165	933,555	(14.1)%	22	21
September	135,063	129,103	(4.4)%	1,005,929	963,065	(4.3)%	20	21
Three Months Ended September 30	$421,900	$391,859	(7.1)%	3,150,903	2,827,047	(10.3)%	64	64
Nine Months Ended September 30	$1,231,672	$1,102,732	(10.5)%	9,165,599	7,855,522	(14.3)%	191	192

October	$149,260	$139,365	(6.6)%	1,113,408	1,011,816	(9.1)%	23	22
November	123,152	126,431	2.7%	908,159	867,918	(4.4)%	19	19
December	124,733	132,906	6.6%	881,699	892,648	1.2%	21	22
Three Months Ended December 31	$397,145	$398,702	0.4%	2,903,266	2,772,382	(4.5)%	63	63
Twelve Months Ended December 31	$1,628,817	$1,501,434	(7.8)%	12,068,865	10,627,904	(11.9)%	254	255
_______________________________________________________________________________
(1)    Represents the number of days in which normal business operations were conducted during the periods presented.
Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above.

Summary Financial Results
Year Ended December 31, 2020
For the year ended December 31, 2020, our revenue increased 1.4% to $5,531.7 million, compared to $5,453.9 million for the year ended December 31, 2019. Income from operations increased 20.3% to $567.7 million for the year ended December 31, 2020, compared to $471.9 million for the year ended December 31, 2019. For the year ended December 31, 2020, income from operations included other operating income of $90.0 million related to the recognition of payments received under the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, for health care related expenses and loss of revenue attributable to the COVID-19 pandemic. Refer to Note 22 – CARES Act of the notes to our consolidated financial statements included herein for further information.
Net income increased 71.4% to $344.6 million for the year ended December 31, 2020, compared to $201.0 million for the year ended December 31, 2019. For the year ended December 31, 2020, net income included pre-tax gains on sales of businesses of $12.4 million. For the year ended December 31, 2019, net income included pre-tax losses on early retirement of debt of $38.1 million and a pre-tax gain on sale of businesses of $6.5 million.
Adjusted EBITDA increased 12.6% to $800.6 million for the year ended December 31, 2020, compared to $710.9 million for the year ended December 31, 2019. Our Adjusted EBITDA margin increased to 14.5% for the year ended December 31, 2020, compared to 13.0% for the year ended December 31, 2019.
The following tables reconcile our segment performance measures to our consolidated operating results:

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,077,499	$734,673	$919,913	$1,501,434	$298,194	$5,531,713
Operating expenses	(1,735,072)	(581,470)	(840,749)	(1,252,200)	(438,918)	(4,848,409)
Depreciation and amortization	(51,531)	(27,727)	(29,009)	(87,865)	(9,527)	(205,659)
Other operating income	—	—	—	1,146	88,866	90,012
Income from operations	290,896	125,476	50,155	162,515	(61,385)	567,657
Depreciation and amortization	51,531	27,727	29,009	87,865	9,527	205,659
Stock compensation expense	—	—	—	2,512	24,738	27,250
Adjusted EBITDA	$342,427	$153,203	$79,164	$252,892	$(27,120)	$800,566
Adjusted EBITDA margin	16.5%	20.9%	8.6%	16.8%	N/M	14.5%

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922
Operating expenses	(1,581,650)	(535,114)	(894,180)	(1,355,404)	(403,117)	(4,769,465)
Depreciation and amortization	(50,763)	(27,322)	(28,301)	(96,807)	(9,383)	(212,576)
Income from operations	204,105	108,535	123,530	176,606	(140,895)	471,881
Depreciation and amortization	50,763	27,322	28,301	96,807	9,383	212,576
Stock compensation expense	—	—	—	3,069	23,382	26,451
Adjusted EBITDA	$254,868	$135,857	$151,831	$276,482	$(108,130)	$710,908
Adjusted EBITDA margin	13.9%	20.2%	14.5%	17.0%	N/M	13.0%

The following table summarizes the changes in segment performance measures for the year ended December 31, 2020, compared to the year ended December 31, 2019:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	13.1%	9.5%	(12.1)%	(7.8)%	9.8%	1.4%
Change in income from operations	42.5%	15.6%	(59.4)%	(8.0)%	N/M	20.3%
Change in Adjusted EBITDA	34.4%	12.8%	(47.9)%	(8.5)%	N/M	12.6%
_______________________________________________________________________________
N/M —     Not meaningful.

Year Ended December 31, 2019
For the year ended December 31, 2019, our revenue increased 7.3% to $5,453.9 million, compared to $5,081.3 million for the year ended December 31, 2018. Income from operations increased 13.1% to $471.9 million for the year ended December 31, 2019, compared to $417.3 million for the year ended December 31, 2018.
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
The following tables reconcile our segment performance measures to our consolidated operating results:

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922
Operating expenses	(1,581,650)	(535,114)	(894,180)	(1,355,404)	(403,117)	(4,769,465)
Depreciation and amortization	(50,763)	(27,322)	(28,301)	(96,807)	(9,383)	(212,576)
Income from operations	204,105	108,535	123,530	176,606	(140,895)	471,881
Depreciation and amortization	50,763	27,322	28,301	96,807	9,383	212,576
Stock compensation expense	—	—	—	3,069	23,382	26,451
Adjusted EBITDA	$254,868	$135,857	$151,831	$276,482	$(108,130)	$710,908
Adjusted EBITDA margin	13.9%	20.2%	14.5%	17.0%	N/M	13.0%

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,753,584	$583,745	$995,794	$1,557,673	$190,462	$5,081,258
Operating expenses	(1,510,569)	(474,818)	(853,789)	(1,311,474)	(311,674)	(4,462,324)
Depreciation and amortization	(45,797)	(24,101)	(27,195)	(95,521)	(9,041)	(201,655)
Income from operations	197,218	84,826	114,810	150,678	(130,253)	417,279
Depreciation and amortization	45,797	24,101	27,195	95,521	9,041	201,655
Stock compensation expense	—	—	—	2,883	20,443	23,326
U.S. HealthWorks acquisition costs	—	—	—	2,895	—	2,895
Adjusted EBITDA	$243,015	$108,927	$142,005	$251,977	$(100,769)	$645,155
Adjusted EBITDA margin	13.9%	18.7%	14.3%	16.2%	N/M	12.7%

The following table summarizes the changes in segment performance measures for the year ended December 31, 2019, compared to the year ended December 31, 2018:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	4.7%	14.9%	5.0%	4.6%	42.6%	7.3%
Change in income from operations	3.5%	28.0%	7.6%	17.2%	N/M	13.1%
Change in Adjusted EBITDA	4.9%	24.7%	6.9%	9.7%	N/M	10.2%
_______________________________________________________________________________
N/M —     Not meaningful.
Significant Events
Purchases of Concentra Interest
On January 1, 2020, February 1, 2020 and December 31, 2020, Select, WCAS and DHHC consummated the Concentra Interest Purchases, which were in lieu of, and collectively deemed to constitute, the exercises of WCAS’ and DHHC’s first and second Put Rights, pursuant to which Select acquired an aggregate amount of approximately 30% of the outstanding membership interests, on a fully diluted basis, of Concentra Group Holdings Parent from WCAS, DHHC and the other equity holders of Concentra Group Holdings Parent, in exchange for an aggregate payment of approximately $576.4 million. Upon consummation of the Concentra Interest Purchases, Select owns in the aggregate approximately 78.0% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 79.8% of the outstanding voting membership interests of Concentra Group Holdings Parent.

Regulatory Changes
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Revenue generated directly from the Medicare program represented approximately 27%, 26%, and 25% of the Company’s revenue for the years ended December 31, 2018, 2019, and 2020, respectively.
The Medicare program reimburses various types of providers using different payment methodologies. Those payment methodologies are complex and are described elsewhere in this report under “Business—Government Regulations.” The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, and October 23, 2020. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under the Medicare, Medicaid and CHIP pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
i.IRFs, IRF units, and hospitals and units applying to be classified as IRFs, can exclude patients admitted solely to respond to the emergency from the calculation of the “60 percent rule” thresholds to receive payment as an IRF.
ii.LTCHs are exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. Hospitals seeking LTCH classification can exclude patient stays from the greater-than-25-day average length of stay requirement where the patient was admitted or discharged to meet the demands of the COVID-19 public health emergency.
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
CMS also approved section 1135 waivers for 54 state Medicaid programs (including the District of Columbia, Puerto Rico, and other territories), 51 temporary changes to Medicaid or CHIP state plan amendments, 3 traditional changes to Medicaid state plan amendments, and section 1115 waivers for 10 state Medicaid demonstration projects addressing the COVID-19 public health emergency. CMS will consider specific waiver requests from providers and suppliers. We have submitted one or more specific waiver requests to make it easier for our operators or referral partners to treat COVID-19 patients, and we may submit others in the future.

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
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to COVID-19, and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” The Paycheck Protection Program and Health Care Enhancement Act, Public Law 116-139, added $75 billion to this fund. The Consolidated Appropriations Act, 2021, added another $3 billion to this fund. HHS has allocated three general distributions from the fund for payments to Medicare providers. The Phase 1 General Distribution included $30 billion for health care providers that received Medicare fee-for-service payments in 2019. Another $20 billion was distributed to Medicare providers in a manner that makes the entire $50 billion Phase 1 General Distribution proportional to each provider’s share of 2018 net patient revenue. The Phase 2 General Distribution allocated $18 billion for providers in state Medicaid/CHIP programs, Medicaid managed care plans, dentists, and certain Medicare providers who did not receive a Phase 1 General Distribution payment. The Phase 3 General Distribution includes $20 billion for providers to apply for if they suffered financial losses caused by COVID-19 or if they were previously ineligible for a general distribution. The remainder of the COVID-19 related appropriations to the Public Health and Social Services Emergency Fund is for targeted allocations to providers in high impact COVID-19 areas ($22 billion), rural providers (approximately $11.3 billion), skilled nursing facilities (approximately $7.4 billion), safety net hospitals (approximately $14.7 billion), Indian Health Service ($500 million), and unspecified allocations for providers treating uninsured COVID-19 patients. HHS also established a $2 billion incentive payment structure for skilled nursing facilities and nursing homes for keeping new COVID-19 infection and mortality rates among residents lower than the communities they serve.
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
iii.Temporary suspension of the 2% cut to Medicare payments due to sequestration so that, for the period of May 1, 2020 to December 31, 2020, the Medicare program will be exempt from any sequestration order. The Consolidated Appropriations Act, 2021, extended this temporary suspension of the 2% sequestration cut through March 31, 2021.
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
The CARES Act also provides for a 20% increase in the payment weight for Medicare payments to hospitals paid under the IPPS for treating COVID-19 patients. We are monitoring developments related to this provision, in case CMS provides a similar payment add-on for LTCHs and IRFs.

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
Fiscal Year 2020. On August 16, 2019, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). Certain errors in the final rule were corrected in a document published October 8, 2019. The standard federal rate was set at $42,678, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate also included an area wage budget neutrality factor of 1.0020203 and a temporary, one-time budget neutrality adjustment of 0.999858 in connection with the elimination of the 25 Percent Rule. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $26,778, a decrease from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,552, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743. For LTCH discharges occurring in cost reporting periods beginning in fiscal year 2020, site neutral payment rate cases will begin to be paid fully on the site neutral payment rate, rather than the transitional blended rate. However, the CARES Act waives the site neutral payment rate for patients admitted during the COVID-19 emergency period and in response to the public health emergency, as discussed above.
Fiscal Year 2021. On September 18, 2020, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). Certain errors in the final rule were corrected in a document published December 7, 2020. The standard federal rate was set at $43,755, an increase from the standard federal rate applicable during fiscal year 2020 of $42,678. The update to the standard federal rate for fiscal year 2021 included a market basket increase of 2.3% with no productivity adjustment. The standard federal rate also included an area wage budget neutrality factor of 1.0016837 and a permanent, one-time budget neutrality adjustment of 1.000517 in connection with the elimination of the 25 Percent Rule. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends during fiscal year 2021, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,195, an increase from the fixed-loss amount in the 2020 fiscal year of $26,778. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $29,064, an increase from the fixed-loss amount in the 2020 fiscal year of $26,552.
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
In the 2020 Medicare physician fee schedule final rule, CMS revised coding, documentation guidelines, and increased the valuation for E/M office visit codes, beginning in 2021. Because the Medicare physician fee schedule is budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million will require a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS cut the values of other codes to make up the difference, beginning in 2021.

In the 2021 Medicare physician fee schedule final rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, therapy services provided in our outpatient rehabilitation clinics will receive an estimated 3.6% decrease in payment from Medicare in calendar year 2021. Legislation was introduced in Congress that, if enacted, would waive the budget neutrality requirement with respect to the E/M codes for 2021 in order to avoid or minimize cuts to physical and occupational therapy services and other code values. Separately, the Consolidated Appropriations Act, 2021, provides a one-time 3.75% increase in payments in calendar year 2021 for therapy services and other services paid under the physician fee schedule.

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

Critical Accounting Matters
Revenue Recognition and Accounts Receivable
Our principal revenue source comes from providing healthcare services to patients. Patient service revenues are recognized at an amount equal to the consideration we expect to be entitled to in exchange for providing healthcare services to our patients. Revenue earned from these services is variable in nature, as we are required to make judgments that impact the transaction price.
We determine the transaction price for services provided to patients who are Medicare beneficiaries using Medicare’s prospective payment systems and other payment methods. The expected payment is determined by the level of clinical services provided and is sensitive to the patient’s length of stay. Additionally, we are paid by various other non-Medicare payor sources including, but not limited to, insurance companies (including Medicare Advantage plans), state Medicaid programs, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients themselves. The transaction price for services provided to non-Medicare patients include amounts prescribed by state and federal fee schedules, negotiated contracted amounts, or usual and customary amounts associated with the specific payor or based on the service provided. We apply a portfolio approach in determining revenues for certain homogeneous non-Medicare patient populations.
The transaction price for services provided to our patients is also impacted by factors, such as the patient’s condition and length of stay, which in turn impact the payment we expect to receive for providing such services. Variable consideration included in the transaction price is inclusive of our estimates of implicit discounts and other adjustments related to timely filing and documentation denials, out of network adjustments, and medical necessity denials, which are estimated using our historical experience. We are also subject to regular post-payment inquiries, investigations, and audits of the claims we submit for services provided. Some claims can take several years for resolution and may result in adjustments to the transaction price. Management includes in its estimates of the transaction price its expectations for these types of adjustments such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods. Historically, adjustments arising from a change in the transaction price have not been significant.
Our accounts receivable is reported at an amount equal to the amount we expect to collect for providing healthcare services to our patients. Because our accounts receivable is typically paid for by highly-solvent, creditworthy payors, such as Medicare, other governmental programs, and highly-regulated commercial insurers on behalf of the patient, our credit losses are infrequent and insignificant in nature; as such, we generally do not recognize allowances for expected credit losses.
Insurance Risk Programs
Under a number of our insurance programs, which include our employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, we are liable for a portion of our losses before we can attempt to recover from the applicable insurance carrier. We accrue for losses under an occurrence-based approach, whereby we estimate the losses that will be incurred in a respective accounting period and accrue that estimated liability using actuarial methods. We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $157.1 million and $173.6 million for our estimated losses under these insurance programs at December 31, 2019 and 2020, respectively. We also recorded insurance proceeds receivable of $15.5 million and $13.0 million at December 31, 2019 and 2020, respectively, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.
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

We performed our annual goodwill impairment assessment for each of our reporting units as of October 1, 2020. Our assessment was qualitative in nature and considered whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We considered relevant events or circumstances, such as the COVID-19 pandemic, which could affect the fair value of a reporting unit, including (i) industry and market conditions, (ii) financial performance, such as negative or declining cash flows, or a decline in revenue or earnings compared with actual and forecasted results, (iii) the regulatory environment affecting each of our reporting units, including reimbursement and compliance requirements under the Medicare program, and (iv) other factors specific to each reporting unit, such as a change in strategy, management, or acquisitions or divestitures affecting the composition of the reporting unit. Our assessment did not indicate goodwill impairment for any of our reporting units as of October 1, 2020.
At December 31, 2020, our other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair value of our trademarks, we use a relief from royalty income approach. For our certificates of need and accreditations, we perform qualitative assessments. As part of these assessments, we evaluate the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, we perform quantitative impairment tests. Our most recent impairment assessments for indefinite-lived intangible assets were completed during the fourth quarter of 2020. We did not identify any instances of impairment with respect to indefinite-lived intangible assets.
We have recorded total goodwill and other identifiable intangible assets of $3.8 billion at December 31, 2020, of which $1.1 billion related to our critical illness recovery hospital reporting unit, $458.4 million related to our rehabilitation hospital reporting unit, $701.2 million related to our outpatient rehabilitation reporting unit, and $1.5 billion relates to the Concentra reporting unit.
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
At December 31, 2020, we had deferred tax liabilities in excess of deferred tax assets of approximately $111.7 million principally due to depreciation deductions that have been accelerated for tax purposes and amortization of intangibles and goodwill. This amount includes approximately $17.3 million of valuation reserves related primarily to state net operating losses.

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

	For the Year Ended December 31,
	2018	2019	2020
Critical illness recovery hospital data:
Number of hospitals owned—start of period	99	96	100
Number of hospitals acquired	—	4	1
Number of hospital start-ups	1	—	—
Number of hospitals closed/sold	(4)	—	(2)
Number of hospitals owned—end of period	96	100	99
Number of hospitals managed—end of period	—	1	—
Total number of hospitals (all)—end of period	96	101	99
Available licensed beds(1)	4,071	4,265	4,362
Admissions(1)(2)	36,474	36,774	37,456
Patient days(1)(3)	1,012,368	1,038,361	1,111,756
Average length of stay (days)(1)(4)	28	28	30
Revenue per patient day(1)(5)	$1,716	$1,753	$1,858
Occupancy rate(1)(6)	67%	68%	71%
Percent patient days—Medicare(1)(7)	53%	51%	45%
Rehabilitation hospital data:
Number of hospitals owned—start of period	16	17	19
Number of hospitals acquired	—	—	1
Number of hospital start-ups	1	2	—
Number of hospitals closed/sold	—	—	(1)
Number of hospitals owned—end of period	17	19	19
Number of hospitals managed—end of period	9	10	11
Total number of hospitals (all)—end of period	26	29	30
Available licensed beds(1)	1,189	1,309	1,311
Admissions(1)(2)	21,813	24,889	25,081
Patient days(1)(3)	315,468	353,031	370,833
Average length of stay (days)(1)(4)	14	14	15
Revenue per patient day(1)(5)	$1,606	$1,685	$1,793
Occupancy rate(1)(6)	74%	76%	78%
Percent patient days—Medicare(1)(7)	54%	52%	48%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,447	1,423	1,461
Number of clinics acquired	20	31	17
Number of clinic start-ups	34	57	55
Number of clinics closed/sold	(78)	(50)	(30)
Number of clinics owned—end of period	1,423	1,461	1,503
Number of clinics managed—end of period	239	279	285
Total number of clinics (all)—end of period	1,662	1,740	1,788
Number of visits(1)(8)	8,356,018	8,719,282	7,593,344
Revenue per visit(1)(9)	$103	$103	$104

	For the Year Ended December 31,
	2018	2019	2020
Concentra data:
Number of centers owned—start of period	312	524	521
Number of centers acquired	221	6	6
Number of center start-ups	—	—	1
Number of centers closed/sold	(9)	(9)	(11)
Number of centers owned—end of period	524	521	517
Number of onsite clinics operated—end of period	124	131	134
Number of CBOCs owned—end of period	31	32	—
Number of visits(1)(8)	11,426,940	12,068,865	10,627,904
Revenue per visit(1)(9)	$124	$122	$123
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2018	2019	2020
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	85.4	85.1	85.2
General and administrative	2.4	2.4	2.5
Depreciation and amortization	4.0	3.8	3.6
Total costs and expenses	91.8	91.3	91.3
Other operating income	—	—	1.6
Income from operations	8.2	8.7	10.3
Loss on early retirement of debt	(0.3)	(0.7)	—
Equity in earnings of unconsolidated subsidiaries	0.4	0.5	0.5
Gain on sale of businesses	0.2	0.1	0.2
Interest expense	(3.9)	(3.7)	(2.7)
Income before income taxes	4.6	4.9	8.3
Income tax expense	1.1	1.2	2.1
Net income	3.5	3.7	6.2
Net income attributable to non-controlling interests	0.8	1.0	1.5
Net income attributable to Select Medical Holdings Corporation	2.7%	2.7%	4.7%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2018(1)	2019	2020	% Change 2018 - 2019	% Change 2019 - 2020
Revenue:
Critical illness recovery hospital	$1,753,584	$1,836,518	$2,077,499	4.7%	13.1%
Rehabilitation hospital	583,745	670,971	734,673	14.9	9.5
Outpatient rehabilitation	995,794	1,046,011	919,913	5.0	(12.1)
Concentra	1,557,673	1,628,817	1,501,434	4.6	(7.8)
Other(2)	190,462	271,605	298,194	42.6	9.8
Total Company	$5,081,258	$5,453,922	$5,531,713	7.3%	1.4%
Income (loss) from operations:
Critical illness recovery hospital	$197,218	$204,105	$290,896	3.5%	42.5%
Rehabilitation hospital	84,826	108,535	125,476	28.0	15.6
Outpatient rehabilitation	114,810	123,530	50,155	7.6	(59.4)
Concentra(3)	150,678	176,606	162,515	17.2	(8.0)
Other(2)(3)	(130,253)	(140,895)	(61,385)	N/M	N/M
Total Company	$417,279	$471,881	$567,657	13.1%	20.3%
Adjusted EBITDA:
Critical illness recovery hospital	$243,015	$254,868	$342,427	4.9%	34.4%
Rehabilitation hospital	108,927	135,857	153,203	24.7	12.8
Outpatient rehabilitation	142,005	151,831	79,164	6.9	(47.9)
Concentra(3)	251,977	276,482	252,892	9.7	(8.5)
Other(2)(3)	(100,769)	(108,130)	(27,120)	N/M	N/M
Total Company	$645,155	$710,908	$800,566	10.2%	12.6%
Adjusted EBITDA margins:
Critical illness recovery hospital	13.9%	13.9%	16.5%
Rehabilitation hospital	18.7	20.2	20.9
Outpatient rehabilitation	14.3	14.5	8.6
Concentra(3)	16.2	17.0	16.8
Other(2)(3)	N/M	N/M	N/M
Total Company	12.7%	13.0%	14.5%
Total assets:
Critical illness recovery hospital	$1,771,605	$2,099,833	$2,213,892
Rehabilitation hospital	894,192	1,127,028	1,148,617
Outpatient rehabilitation	1,002,819	1,289,190	1,302,110
Concentra	2,178,868	2,372,187	2,400,646
Other(2)	116,781	452,050	590,134
Total Company	$5,964,265	$7,340,288	$7,655,399
Purchases of property and equipment:
Critical illness recovery hospital	$40,855	$45,573	$49,726
Rehabilitation hospital	42,389	27,216	7,571
Outpatient rehabilitation	30,553	33,628	28,876
Concentra	42,205	44,101	50,114
Other(2)	11,279	6,608	10,153
Total Company	$167,281	$157,126	$146,440

_______________________________________________________________________________
(1)The Concentra segment includes the operating results of U.S. HealthWorks beginning February 1, 2018.
(2)Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(3)For the year ended December 31, 2020, we recognized payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the COVID-19 pandemic as other operating income. Other operating income of $1.1 million and $88.9 million is included within the operating results of our Concentra segment and other activities, respectively.
N/M —     Not meaningful.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
In the following, we discuss our results of operations related to revenue, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations” above for further discussion.
Revenue
Our revenue increased 1.4% to $5,531.7 million for the year ended December 31, 2020, compared to $5,453.9 million for the year ended December 31, 2019.
Critical Illness Recovery Hospital Segment. Revenue increased 13.1% to $2,077.5 million for the year ended December 31, 2020, compared to $1,836.5 million for the year ended December 31, 2019. The increase in revenue was due to increases in both patient volume and revenue per patient day during the year ended December 31, 2020 compared to the year ended December 31, 2019. Our patient days increased 7.1% to 1,111,756 days for the year ended December 31, 2020, compared to 1,038,361 days for the year ended December 31, 2019. We experienced a 4.8% increase in patient days in our existing critical illness recovery hospitals. The remaining increase principally occurred in the four critical illness recovery hospitals we acquired in 2019. The relaxation of certain admission restrictions during the year ended December 31, 2020 also contributed to the increase in volume. These measures were implemented to increase hospital capacity in response to the COVID-19 pandemic. Occupancy in our critical illness recovery hospitals increased to 71% during the year ended December 31, 2020, compared to 68% for the year ended December 31, 2019. Revenue per patient day increased 6.0% to $1,858 for the year ended December 31, 2020, compared to $1,753 for the year ended December 31, 2019. We experienced increases in both our Medicare and non-Medicare revenue per patient day. Our critical illness recovery hospitals experienced an increase in patient acuity during the year ended December 31, 2020, which contributed to the increase in Medicare revenue per patient day. We also experienced an increase in revenue per patient day as a result of the temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes.”
Rehabilitation Hospital Segment. Revenue increased 9.5% to $734.7 million for the year ended December 31, 2020, compared to $671.0 million for the year ended December 31, 2019. The increase in revenue resulted from increases in both patient volume and revenue per patient day during the year ended December 31, 2020 compared to the year ended December 31, 2019. Our patient days increased 5.0% to 370,833 days for the year ended December 31, 2020, compared to 353,031 days for the year ended December 31, 2019. The increase in patient days was principally driven by our rehabilitation hospitals which commenced operations during 2019. We also experienced a 2.0% increase in patient days in our existing rehabilitation hospitals. This increase occurred despite declines in volume experienced within our rehabilitation hospitals in New Jersey and South Florida which temporarily restricted admissions as a result of the COVID-19 pandemic. Certain of our rehabilitation hospitals also experienced lower patient volume due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services, during the year ended December 31, 2020 compared to the year ended December 31, 2019. These declines in volume principally occurred in April and May 2020. Occupancy in our rehabilitation hospitals increased to 78% during the year ended December 31, 2020, compared to 76% for the year ended December 31, 2019. Our revenue per patient day increased 6.4% to $1,793 for the year ended December 31, 2020, compared to $1,685 for the year ended December 31, 2019. We experienced increases in both our Medicare and non-Medicare revenue per patient day. The temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes,” contributed to the increase in revenue per patient day.
Outpatient Rehabilitation Segment. Revenue was $919.9 million for the year ended December 31, 2020, compared to $1,046.0 million for the year ended December 31, 2019. The decrease in revenue was attributable to a decline in visits, which were 7,593,344 for the year ended December 31, 2020, compared to 8,719,282 visits for the year ended December 31, 2019, a decrease of 12.9%. During the months of March through December 2020, our outpatient rehabilitation clinics experienced a 17.3% decrease in visits, as compared to the same period in 2019, due to the effects of the COVID-19 pandemic. The declines in volume principally occurred in April and May 2020 and were the result of a decline in patient referrals from physicians, a reduction in workers’ compensation injury visits resulting from the temporary closure of businesses, the suspension of elective surgeries which would have required outpatient rehabilitation services, as well as recommendations to practice social distancing. Patient volume in our outpatient rehabilitation clinics has improved since April and May 2020 as restrictions imposed on individuals and businesses ease. Refer to the “Effects of the COVID-19 Pandemic on our Results of Operations” for a table which outlines the monthly trend in our patient visits for both the years ended December 31, 2020 and 2019. Our revenue per visit was $104 for the year ended December 31, 2020, compared to $103 for the year ended December 31, 2019.

Concentra Segment. Revenue was $1,501.4 million for the year ended December 31, 2020, compared to $1,628.8 million for the year ended December 31, 2019. The decrease in revenue was attributable to a decline in visits, which were 10,627,904 for the year ended December 31, 2020, compared to 12,068,865 visits for the year ended December 31, 2019, a decrease of 11.9%. During the months of March through December 2020, our centers experienced a 15.1% decrease in visits, as compared to the same period in 2019, due to the effects of the COVID-19 pandemic. The declines in volume principally occurred in April and May 2020 and were primarily due to employers furloughing their workforce and temporarily ceasing or significantly reducing their operations. Patient volume in our centers has improved since April and May 2020 as restrictions imposed on businesses ease. Refer to the“Effects of the COVID-19 Pandemic on our Results of Operations” for a table which outlines the monthly trend in our patient visits for both the years ended December 31, 2020 and 2019. The sale of Concentra’s Department of Veterans Affairs community-based outpatient clinic business on September 1, 2020 also contributed to the decline in revenue. This business contributed $28.5 million of revenue to the Concentra segment during the months of September through December 2019. The declines in revenue during the year ended December 31, 2020 were offset, in part, by the revenue earned from providing COVID-19 screening and testing at our centers and various onsite clinics located at employer worksites. These services contributed $62.0 million of revenue during the year ended December 31, 2020. Revenue per visit was $123 for the year ended December 31, 2020, compared to $122 for the year ended December 31, 2019.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,848.4 million, or 87.7% of revenue, for the year ended December 31, 2020, compared to $4,769.5 million, or 87.5% of revenue, for the year ended December 31, 2019. Our cost of services, a major component of which is labor expense, was $4,710.4 million, or 85.2% of revenue, for the year ended December 31, 2020, compared to $4,641.0 million, or 85.1% of revenue, for the year ended December 31, 2019. The increase in our operating expenses relative to our revenue was principally due to the reduced patient volume in our outpatient rehabilitation and Concentra segments, as discussed above. General and administrative expenses were $138.0 million, or 2.5% of revenue, for the year ended December 31, 2020, compared to $128.5 million, or 2.4% of revenue, for the year ended December 31, 2019.
Other Operating Income
For the year ended December 31, 2020, we had other operating income of $90.0 million. We recognize payments received under the Provider Relief Fund as other operating income for health care related expenses and loss of revenue attributable to the COVID-19 pandemic. Refer to Note 22 – CARES Act of the notes to our consolidated financial statements included herein for further information. For the year ended December 31, 2020, $88.9 million of other operating income is included within the operating results of our other activities, and $1.1 million of other operating income is included in the operating results of our Concentra segment.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment. Adjusted EBITDA increased 34.4% to $342.4 million for the year ended December 31, 2020, compared to $254.9 million for the year ended December 31, 2019. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 16.5% for the year ended December 31, 2020, compared to 13.9% for the year ended December 31, 2019. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our critical illness recovery hospital segment were driven by increases in both patient volume and revenue per patient day, as discussed above under “Revenue.” The increases in Adjusted EBITDA and Adjusted EBITDA margin occurred despite the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our critical illness recovery hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs, including increased contracted labor usage, as well as additional costs resulting from the purchase of personal protective equipment.

Rehabilitation Hospital Segment. Adjusted EBITDA increased 12.8% to $153.2 million for the year ended December 31, 2020, compared to $135.9 million for the year ended December 31, 2019. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.9% for the year ended December 31, 2020, compared to 20.2% for the year ended December 31, 2019. These increases were primarily attributable to our hospitals which commenced operations in 2019. We also experienced increases in Adjusted EBITDA and Adjusted EBITDA margin at many of our existing hospitals as a result of increased patient volume and increases in revenue per patient day. The increases in Adjusted EBITDA and Adjusted EBITDA margin in our rehabilitation hospital segment occurred despite our hospitals in New Jersey and South Florida experiencing declines in Adjusted EBITDA and Adjusted EBITDA margin. These hospitals temporarily restricted admissions as a result of the COVID-19 pandemic during the second quarter of 2020. Our Adjusted EBITDA and Adjusted EBITDA margin were also adversely impacted by the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our rehabilitation hospitals have modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. This has resulted in increased labor costs as well as additional costs resulting from the purchase of personal protective equipment. For the year ended December 31, 2019, the Adjusted EBITDA results of the rehabilitation hospital segment include start-up losses of approximately $8.8 million.
Outpatient Rehabilitation Segment. Adjusted EBITDA was $79.2 million for the year ended December 31, 2020, compared to $151.8 million for the year ended December 31, 2019. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 8.6% for the year ended December 31, 2020, compared to 14.5% for the year ended December 31, 2019. The decrease in Adjusted EBITDA and Adjusted EBITDA margin were caused by a decline in visits, beginning in mid-March 2020, as a result of the effects of the COVID-19 pandemic, as described above. During the months of March through December 2020, our outpatient rehabilitation clinics experienced a 17.3% decrease in visits, as compared to the same period in 2019. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of clinics which operate within close proximity to one another and took other measures to reduce labor costs.
Concentra Segment. Adjusted EBITDA was $252.9 million for the year ended December 31, 2020, compared to $276.5 million for the year ended December 31, 2019. Our Adjusted EBITDA margin for the Concentra segment was 16.8% for the year ended December 31, 2020, compared to 17.0% for the year ended December 31, 2019. The decreases in Adjusted EBITDA and Adjusted EBITDA margin were caused by a decline in visits, beginning in mid-March 2020, as a result of the effects of the COVID-19 pandemic, as described above. During the months of March through December 2020, our centers experienced a 15.1% decrease in visits, as compared to the same period in 2019. In response to the decline in patient volume and in an effort to reduce operating expenses, we temporarily consolidated, where possible, the operations of centers which operate within close proximity to one another, reduced the operating hours of certain centers, and took other measures to reduce labor and other discretionary costs. Many of these initiatives have been and will continue to be curtailed as we see improvement in patient volumes.
Depreciation and Amortization
Depreciation and amortization expense was $205.7 million for the year ended December 31, 2020, compared to $212.6 million for the year ended December 31, 2019. The decrease in depreciation and amortization expense occurred in our Concentra segment. The decrease in depreciation and amortization expense is primarily due to certain assets acquired as part of the acquisitions of U.S. HealthWorks, Inc. and Concentra Inc. becoming fully depreciated.
Income from Operations
For the year ended December 31, 2020, we had income from operations of $567.7 million, compared to $471.9 million for the year ended December 31, 2019. The increase in income from operations was primarily attributable to the recognition of $90.0 million of other operating income, as discussed above. We also experienced increases in income from operations within our critical illness recovery hospital and rehabilitation hospital segments, which were offset in part by declines in income from operations experienced within our outpatient rehabilitation and Concentra segments.
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

Equity in Earnings of Unconsolidated Subsidiaries
Our equity in earnings of unconsolidated subsidiaries relates to rehabilitation businesses and other healthcare-related businesses in which we are a minority owner. For the year ended December 31, 2020, we had equity in earnings of unconsolidated subsidiaries of $29.4 million, compared to $25.0 million for the year ended December 31, 2019. During the year ended December 31, 2020, certain of our non-consolidating subsidiaries received Provider Relief Funds for health care related expenses and loss of revenue attributable to the COVID-19 pandemic. We experienced an increase in our equity in earnings for our share of the income recognized from these funds.
Gain on Sale of Businesses
We recognized gains of $12.4 million during the year ended December 31, 2020. During the year ended December 31, 2020, we sold an outpatient rehabilitation business, a rehabilitation hospital business, and Concentra’s Department of Veterans Affairs community-based outpatient clinic business. These sales resulted in gains of approximately $21.4 million. We also incurred a loss of $9.0 million related to the indemnity provision associated with a previously sold business.
We recognized a gain of $6.5 million during the year ended December 31, 2019. The gain was attributable to the sale of outpatient rehabilitation clinics to a non-consolidating subsidiary.
Interest Expense
Interest expense was $153.0 million for the year ended December 31, 2020, compared to $200.6 million for the year ended December 31, 2019. The decrease in interest expense was principally due to a decline in variable interest rates, as well as the refinancing of our Select credit facilities, Concentra-JPM first and second lien credit agreements, and senior notes during the third and fourth quarters of 2019.
Income Taxes
We recorded income tax expense of $111.9 million for the year ended December 31, 2020, which represented an effective tax rate of 24.5%. We recorded income tax expense of $63.7 million for the year ended December 31, 2019, which represented an effective tax rate of 24.1%. For the year ended December 31, 2020, the increase in the effective tax rate resulted primarily from a higher estimate of state and local income taxes. Refer to Note 19 – Income Taxes of the notes to our consolidated financial statements included herein for the reconciliations of the statutory federal income tax rate to our effective income rate for the years ended December 31, 2020 and 2019.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $85.6 million for the year ended December 31, 2020, compared to $52.6 million for the year ended December 31, 2019. In addition to general improvements made in the operating performance of the Company’s less than wholly owned critical illness recovery and rehabilitation hospitals, particularly in our hospitals which commenced operations during 2019, net income attributable to non-controlling interests increased as a result of the operating income recognized for payments received under the Provider Relief Fund. Additionally, the net income of our Concentra segment increased during the year ended December 31, 2020, which was principally due to a decline in interest expense. The Concentra segment also recognized a loss on early retirement of debt during the year ended December 31, 2019.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
In the following, we discuss our results of operations related to revenue, operating expenses, Adjusted EBITDA, depreciation and amortization, income from operations, loss on early retirement of debt, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest expense, income taxes, and net income attributable to non-controlling interests.
Revenue
Our revenue increased 7.3% to $5,453.9 million for the year ended December 31, 2019, compared to $5,081.3 million for the year ended December 31, 2018.
Critical Illness Recovery Hospital Segment.    Revenue increased 4.7% to $1,836.5 million for the year ended December 31, 2019, compared to $1,753.6 million for the year ended December 31, 2018. The increase in revenue was due to increases in both patient volume and revenue per patient day. Our patient days increased 2.6% to 1,038,361 days for the year ended December 31, 2019, compared to 1,012,368 days for the year ended December 31, 2018. The acquisition of four hospitals during 2019 contributed to the increase in patient days. We also experienced an increase in patient days in our existing hospitals, which was offset by a decrease in patient days from hospital closures which occurred during 2018, including the temporary closure of our hospital located in Panama City, Florida as a result of damage sustained from Hurricane Michael in October 2018. Revenue per patient day increased 2.2% to $1,753 for the year ended December 31, 2019, compared to $1,716 for the year ended December 31, 2018. We experienced increases in both our Medicare and non-Medicare revenue per patient day.
Rehabilitation Hospital Segment.    Revenue increased 14.9% to $671.0 million for the year ended December 31, 2019, compared to $583.7 million for the year ended December 31, 2018. The increase in revenue resulted from increases in both patient volume and revenue per patient day during the year ended December 31, 2019. Our patient days increased 11.9% to 353,031 days for the year ended December 31, 2019, compared to 315,468 days for the year ended December 31, 2018. The increase in patient days was principally driven by our rehabilitation hospitals which recently commenced operations. We also experienced a 3.7% increase in patient days in our existing hospitals. Our revenue per patient day increased 4.9% to $1,685 for the year ended December 31, 2019, compared to $1,606 for the year ended December 31, 2018. We experienced increases in both our Medicare and non-Medicare revenue per patient day.
Outpatient Rehabilitation Segment.    Revenue increased 5.0% to $1,046.0 million for the year ended December 31, 2019, compared to $995.8 million for the year ended December 31, 2018. The increase in revenue was attributable to an increase in visits, which increased 4.3% to 8,719,282 for the year ended December 31, 2019, compared to 8,356,018 visits for the year ended December 31, 2018. The increase in visits was due to new outpatient rehabilitation clinics and a 5.1% increase in visits within our existing clinics. This growth was offset in part by the sale of outpatient rehabilitation clinics to non-consolidating subsidiaries. These clinics contributed 218,381 visits during the year ended December 31, 2018. During the year ended December 31, 2019, we also experienced an increase in management fee revenues related to services provided to our non-consolidating subsidiaries. These services have expanded as a result of our sales of clinics to these non-consolidating subsidiaries. Our revenue per visit was $103 for both the years ended December 31, 2019 and 2018.
Concentra Segment.    Revenue increased 4.6% to $1,628.8 million for the year ended December 31, 2019, compared to $1,557.7 million for the year ended December 31, 2018. Visits in our centers increased 5.6% to 12,068,865 for the year ended December 31, 2019, compared to 11,426,940 visits for the year ended December 31, 2018. The increases in revenue and visits were principally due to U.S. HealthWorks, which we acquired on February 1, 2018, and other new centers. Revenue per visit was $122 for the year ended December 31, 2019, compared to $124 for the year ended December 31, 2018. The decrease in revenue per visit was principally due to a relative increase in employer services visits, which yield lower per visit rates.

Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $4,769.5 million, or 87.5% of revenue, for the year ended December 31, 2019, compared to $4,462.3 million, or 87.8% of revenue, for the year ended December 31, 2018. Our cost of services, a major component of which is labor expense, was $4,641.0 million, or 85.1% of revenue, for the year ended December 31, 2019, compared to $4,341.1 million, or 85.4% of revenue, for the year ended December 31, 2018. The decrease in our operating expenses relative to our revenue was principally due to the operating performance of our Concentra and rehabilitation hospital segments. General and administrative expenses were $128.5 million, or 2.4% of revenue, for the year ended December 31, 2019, compared to $121.3 million, or 2.4% of revenue, for the year ended December 31, 2018. General and administrative expenses included $2.9 million of U.S. HealthWorks acquisition costs for the year ended December 31, 2018.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA increased 4.9% to $254.9 million for the year ended December 31, 2019, compared to $243.0 million for the year ended December 31, 2018. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 13.9% for both the years ended December 31, 2019 and 2018. The increase in Adjusted EBITDA for our critical illness recovery hospital segment was primarily driven by increases in patient volumes and revenue per patient day, as discussed above under “Revenue.” Our Adjusted EBITDA margins were impacted by our newly acquired hospitals, which operated at lower margins than our other critical illness recovery hospitals.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 24.7% to $135.9 million for the year ended December 31, 2019, compared to $108.9 million for the year ended December 31, 2018. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.2% for the year ended December 31, 2019, compared to 18.7% for the year ended December 31, 2018. The increases in Adjusted EBITDA and Adjusted EBITDA margin are primarily attributable to increases in patient volume and revenue per patient day at many of our existing hospitals. Adjusted EBITDA losses in our start-up hospitals were $8.8 million for the year ended December 31, 2019, compared to $4.7 million for the year ended December 31, 2018.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 6.9% to $151.8 million for the year ended December 31, 2019, compared to $142.0 million for the year ended December 31, 2018. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 14.5% for the year ended December 31, 2019, compared to 14.3% for the year ended December 31, 2018. For the year ended December 31, 2019, the increase in Adjusted EBITDA resulted principally from increases in patient visits in our existing clinics, as discussed above under “Revenue.” We also experienced increases in Adjusted EBITDA from our start-up and newly developed outpatient rehabilitation clinics.
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
The reduction in our effective tax rate resulted from an increase in our income before income taxes generated from our consolidated subsidiaries taxed as partnerships. For these subsidiaries, we only incur income tax expense on our share of the earnings. The effect of the income allocated to non-controlling interests on the effective tax rate was 2.9% for the year ended December 31, 2019, compared to 2.1% for the year ended December 31, 2018. Refer to Note 19 – Income Taxes of the notes to our consolidated financial statements included herein for the reconciliations of the statutory federal income tax rate to our effective income rate for the years ended December 31, 2019 and 2018.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $52.6 million for the year ended December 31, 2019, compared to $39.1 million for the year ended December 31, 2018. The increase was principally due to the improved operating performance of several of our joint venture rehabilitation hospitals and our Concentra segment.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2018, 2019, and 2020
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	For the Year Ended December 31,
	2018	2019	2020
Cash flows provided by operating activities	$494,194	$445,182	$1,028,073
Cash flows used in investing activities	(697,137)	(316,729)	(115,353)
Cash flows provided by (used in) financing activities	255,572	32,251	(671,541)
Net increase in cash and cash equivalents	52,629	160,704	241,179
Cash and cash equivalents at beginning of period	122,549	175,178	335,882
Cash and cash equivalents at end of period	$175,178	$335,882	$577,061
Operating activities provided $1,028.1 million of cash flows for the year ended December 31, 2020, compared to $445.2 million of cash flows for the year ended December 31, 2019. The increase in cash flows provided by operating activities is primarily attributable to $318.1 million of advanced payments received under the Accelerated and Advance Payment Program, as well as $172.6 million of payments received under the Provider Relief Fund. Refer to Note 22 – CARES Act of the notes to our consolidated financial statements included herein for further information.
Our days sales outstanding was 56 days at December 31, 2020, while our days sales outstanding was 51 days at both December 31, 2019 and 2018. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes. For the year ended December 31, 2020, our days sales outstanding was primarily impacted by an increase in our Medicare receivables at our hospitals.
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
Investing activities used $115.4 million, $316.7 million and $697.1 million of cash flows for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2020, the principal uses of cash were $146.4 million for purchases of property and equipment and $52.2 million for investments in and acquisitions of businesses. We also received proceeds from the sale of assets and businesses of $83.3 million. For the year ended December 31, 2019, the principal uses of cash were $157.1 million for purchases of property and equipment and $159.8 million for investments in and acquisitions of businesses. For the year ended December 31, 2018, the principal uses of cash were $515.6 million related to the acquisition of U.S. HealthWorks and $167.3 million for purchases of property and equipment.
Financing activities used $671.5 million of cash flows for the year ended December 31, 2020. The principal use of cash was $576.4 million for the purchase of additional membership interests of Concentra Group Holdings Parent during the year ended December 31, 2020, as discussed above under “Other Significant Events.” We also used $39.8 million of cash for the mandatory prepayment of term loans under the Select credit facilities.
Financing activities provided $32.3 million of cash flows for the year ended December 31, 2019. The principal sources of cash were from the issuance of $1,225.0 million aggregate principal amount of 6.250% senior notes, $1,115.0 million of incremental term loan borrowings under the Select credit facilities, and $100.0 million of incremental term loan borrowings under the Concentra-JPM first lien credit agreement. These borrowings provided net financing cash inflows of $2,453.1 million. A portion of the net proceeds of the 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under the Select credit facilities, were used by Select to redeem in full its $710.0 million 6.375% senior notes and to make a term loan in an aggregate principal amount of approximately $1,240.3 million to Concentra Inc., pursuant to the Concentra intercompany loan agreement. Concentra Inc. then repaid its $1,240.3 million term loan outstanding under the Concentra-JPM first lien credit agreement. The proceeds from the incremental term loans under the Concentra-JPM first lien credit agreement were used, in part, to repay the $240.0 million of term loans outstanding under the Concentra-JPM second lien credit agreement. We also used $98.8 million and $33.9 million of cash for mandatory prepayments of term loans under the Select credit facilities and Concentra-JPM first and second lien credit agreements, respectively. During the year ended December 31, 2019, we had net repayments of $20.0 million under the Select and Concentra-JPM revolving facilities.

Financing activities provided $255.6 million of cash flows for the year ended December 31, 2018. The principal source of cash was from the issuance of term loans under the Concentra-JPM first and second lien credit agreements which resulted in net proceeds of $779.8 million. This was offset in part by $311.5 million of distributions to and purchases of non-controlling interests, of which $294.9 million related to the redemption and reorganization transactions executed in connection with the acquisition of U.S. HealthWorks, and $210.0 million of net repayments under the Select revolving facility.
Capital Resources
Working capital.    We had net working capital of $155.6 million at December 31, 2020, compared to net working capital of $298.7 million at December 31, 2019. Our net working capital as of December 31, 2020 was impacted by the purchases of additional membership interests of Concentra Group Holdings Parent, including the most recent purchase which occurred on December 31, 2020, as discussed above under “Other Significant Events.”
A significant component of our working capital is our accounts receivable. Collection of these accounts receivable is our primary source of cash and is critical to our liquidity and capital resources. Most of our patients are subject to healthcare coverage through third party payor arrangements, including Medicare and Medicaid. It is our general policy to verify healthcare coverage prior to providing services. We have credit risk associated with our accounts receivable; however, we believe there is a remote possibility of default with these payors.
Select credit facilities.
In February 2020, Select made a principal prepayment of approximately $39.8 million associated with its term loans in accordance with the provision in the Select credit facilities that requires mandatory prepayments of term loans as a result of annual excess cash flow, as defined in the Select credit facilities.
At December 31, 2020, Select had outstanding borrowings under the Select credit facilities consisting of a $2,103.4 million Select term loan (excluding unamortized original issue discounts and debt issuance costs of $17.5 million). Select did not have any borrowings outstanding under the Select revolving facility. At December 31, 2020, Select had $410.7 million of availability under the Select revolving facility after giving effect to $39.3 million of outstanding letters of credit. On the last day of each calendar quarter, Select is required to pay each lender a commitment fee in respect of any unused commitments under the Select revolving facility, which is currently 0.375% per annum and subject to adjustment based on Select’s leverage ratio, as specified in the Select credit agreement.
As of December 31, 2020, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the Select revolving facility, was 3.48 to 1.00.
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

Select 6.250% senior notes.
At December 31, 2020, Select had $1,225.0 million of 6.250% senior notes outstanding (excluding the unamortized premium and debt issuance costs of $16.8 million).
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
Concentra credit facilities.
At December 31, 2020, Concentra Inc. did not have any borrowings outstanding under the Concentra-JPM revolving facility. At December 31, 2020, Concentra Inc. had $83.6 million of availability under the Concentra-JPM revolving facility after giving effect to $16.4 million of outstanding letters of credit. Concentra Inc. is required to pay each lender a commitment fee in respect of any unused commitments under the Concentra-JPM revolving facility, which is currently 0.50% per annum and subject to adjustment based on the first lien net leverage ratio, as specified in the Concentra-JPM first lien credit agreement. Select and Holdings are not obligors with respect to Concentra Inc.’s debt under the Concentra-JPM first lien credit agreement. At December 31, 2020, Concentra Inc. had outstanding borrowings under the Concentra intercompany loan agreement with Select of $1,133.1 million.
The Concentra-JPM first lien credit agreement contains a number of obligations concerning Concentra Inc. In particular, such obligations require Concentra Inc. to maintain a leverage ratio of 5.75 to 1.00 which is tested quarterly, but only if Revolving Exposure (as defined in the Concentra-JPM first lien credit agreement) exceeds 30% of Revolving Commitments (as defined in the Concentra-JPM first lien credit agreement) on such day. Failure to comply with this covenant would result in an event of default under the Concentra-JPM first lien credit agreement only and, absent a waiver or an amendment from the revolving lenders, preclude Concentra Inc. from making further borrowings under the Concentra-JPM revolving facility and permit the revolving lenders to accelerate all outstanding borrowings under the Concentra-JPM revolving facility. Upon such acceleration, Concentra Inc.’s failure to comply with the financial covenant would result in an event of default with respect to the Concentra intercompany loan agreement.
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
Liquidity.    The COVID-19 pandemic adversely affected certain segments of our operations during the year ended December 31, 2020. The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows, borrowing capacity under the Select and Concentra-JPM revolving facilities, and other measures taken to enhance our liquidity position have allowed and will continue to allow us to finance our operations in both the short and long term. As of December 31, 2020, we had cash and cash equivalents of $577.1 million, availability of $410.7 million under the Select revolving facility after giving effect to $39.3 million of outstanding letters of credit, and availability of $83.6 million under the Concentra-JPM revolving facility after giving effect to $16.4 million of outstanding letters of credit.

On March 27, 2020, the CARES Act, which is explained further within “Regulatory Changes,” was enacted. The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Provider Relief Fund, to be used for preventing, preparing, and responding to COVID-19, and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” We received approximately $172.6 million of payments under the Provider Relief Fund during the year ended December 31, 2020. We evaluated our compliance with the terms and conditions of the funds and recognized $90.0 million as other operating income for the year ended December 31, 2020. The remaining Provider Relief Fund payments of approximately $82.6 million at December 31, 2020 may need to be repaid to the government to the extent they cannot be utilized in accordance with the regulations promulgated by HHS. In 2021, we have received an additional $34.6 million of payments under the Provider Relief Fund.
In accordance with the CARES Act, CMS expanded its current Accelerated and Advance Payment Program for Medicare providers. Under this program, qualified healthcare providers could receive advanced or accelerated payments from CMS. We received approximately $321.8 million of advanced payments under this program. The majority of these payments were received in April 2020. On October 1, 2020, a short-term government funding bill was signed into law. This bill, among other things, extended the repayment terms for providers who received advanced payments under the Medicare Accelerated and Advance Payment Program. The bill modified the terms of repayment so that a provider can request no recoupment for one year after the advanced payment was issued, followed by a 25.0% recoupment of Medicare payments during the next 11 months, and 50.0% recoupment of Medicare payments during the last six months. Any amounts that remain unpaid after 29 months would be subject to a 4.0% interest rate. Due to the mechanism in which the advanced payments are repaid, there is uncertainty surrounding when we will repay the advances we received under this program; however, we anticipate that most of the advances will be repaid within the next 12 months.
Additionally, we implemented other temporary measures to reduce operating costs and expenses. Many of these initiatives have been and will continue to be curtailed as we see improvement in patient volumes. These initiatives included reducing labor costs through employee furloughs, salary and wage reductions for certain employees, reducing the hours worked by part time employees, as well as limiting discretionary spending on capital expenditures. We also deferred payment on our share of payroll taxes owed, as allowed by the CARES Act through December 31, 2020. As of December 31, 2020, the Company deferred $106.2 million of payroll taxes, half of which is due December 31, 2021, with the remaining half due on December 31, 2022.
At December 31, 2020, we were in compliance with each of our financial covenants. As of December 31, 2020, we do not anticipate events or circumstances which would preclude us from complying with our financial covenants in the future or prevent us from making interest and principal payments when due. Our ability to comply with our financial covenants and obligations outlined within our debt agreements can be affected by various risks and uncertainties. Please refer to our risk factors discussed in Item 1A. “Risk Factors” for further discussion.
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
Stock Repurchase Program.    Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2021, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. During the year ended December 31, 2020, Holdings repurchased 491,559 shares at a cost of approximately $8.7 million, or $17.68 per share, which includes transaction costs. Since the inception of the program through December 31, 2020, Holdings has repurchased 38,580,908 shares at a cost of approximately $356.6 million, or $9.24 per share, which includes transaction costs.
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

	Total	2021	2022 - 2024	2025 - 2026	After 2026
	(in thousands)
Debt(1)	$3,403,043	$12,621	$65,993	$3,313,241	$11,188
Interest(2)	737,952	146,459	437,330	137,549	16,614
Letters of credit outstanding(1)	55,743	—	55,743	—	—
Purchase obligations(3)	125,446	56,221	63,358	5,451	416
Construction contracts(4)	13,164	13,164	—	—	—
Operating leases(5)	1,428,903	273,293	569,955	211,424	374,231
Total contractual cash obligations(6)	$5,764,251	$501,758	$1,192,379	$3,667,665	$402,449
_______________________________________________________________________________
(1)See Note 11 – Long-Term Debt and Notes Payable of the notes to our consolidated financial statements included herein.
These figures do not reflect the indebtedness owed by Concentra Inc. to Select pursuant to the Concentra intercompany loan agreement in the amount of $1,133.1 million as of December 31, 2020, because such indebtedness is eliminated in consolidation.
(2)The interest obligation for the Select credit facilities was calculated using the average interest rate of 3.2% for the Select term loan at December 31, 2020. The interest obligation for the 6.250% senior notes was calculated using the stated interest rate. The weighted average interest rate of our other debt obligations was 3.9% at December 31, 2020.
(3)    Amounts represent purchase commitments that are not presented as construction contract commitments. Our purchase obligations primarily relate to software licensing and support.
(4)    See Note 21 – Commitments and Contingencies of the notes to our consolidated financial statements included herein.
(5)    See Note 6 – Leases of the notes to our consolidated financial statements included herein.
(6)    Workers’ compensation and professional malpractice liability insurance liabilities of $112.2 million, which are included as components of other non-current liabilities on the consolidated balance sheet at December 31, 2020, have been excluded from the table above as we cannot reasonably estimate the amounts or periods in which these liabilities will be paid.
Concentra Put Right
Pursuant to the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, WCAS and the other members of Concentra Group Holdings Parent and DHHC have Put Rights with respect to their equity interests in Concentra Group Holdings Parent. On January 1, 2020, February 1, 2020 and December 31, 2020, Select, WCAS and DHHC consummated the Concentra Interest Purchases, which were in lieu of, and collectively deemed to constitute, the exercises of WCAS’ and DHHC’s first and second Put Rights, pursuant to which Select acquired an aggregate amount of approximately 30% of the outstanding membership interests, on a fully diluted basis, of Concentra Group Holdings Parent from WCAS, DHHC and the other equity holders of Concentra Group Holdings Parent, in exchange for an aggregate payment of approximately $576.4 million. Upon consummation of the Concentra Interest Purchases, Select owns in the aggregate approximately 78.0% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 79.8% of the outstanding voting membership interests of Concentra Group Holdings Parent.

WCAS and DHHC may exercise their remaining respective Put Rights to sell up to an additional 33 1/3% of the equity interests in Concentra Group Holdings Parent that each, respectively, owned as of February 1, 2018, on an annual basis during the sixty-day period following the delivery of the audited financial statements for the immediately preceding fiscal year. The purchase price of the equity interests is to be based upon a valuation of Concentra Group Holdings Parent performed by an investment bank to be agreed between Select and one of WCAS or DHHC, which valuation will be based on certain precedent transactions using multiples of EBITDA (as defined in the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent) and capped at an agreed upon multiple of EBITDA. Select has the right to elect to pay the purchase price in cash or in shares of Holdings’ common stock. If WCAS exercises its future Put Right, the other members of Concentra Group Holdings Parent, other than DHHC, may elect to sell to Select, on the same terms as WCAS, a percentage of their equity interests of Concentra Group Holdings Parent that such member owned as of February 1, 2018, up to but not exceeding the percentage of equity interests owned by WCAS as of such date that WCAS has determined to sell to Select in the exercise of its Put Right.
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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra-JPM revolving facility, which generally bear interest at a rate that is indexed against LIBOR.
As of December 31, 2020, Select had outstanding borrowings under the Select credit facilities consisting of a $2,103.4 million Select term loan (excluding unamortized original issue discount and debt issuance costs of $17.5 million). Select did not have any borrowings outstanding under the Select revolving facility. As of December 31, 2020, Concentra Inc. did not have any borrowings outstanding under the Concentra-JPM revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction in October 2020 to limit the 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. The agreement is effective on March 31, 2021 after our current interest rate commitment period. The interest rate cap will apply to interest payments from and including April 30, 2021 through September 30, 2024.
As of December 31, 2020, the 1-month LIBOR rate was 0.14%. Currently, a 0.25% change in market interest rates would impact the interest expense on our variable rate debt by $5.3 million per annum. Beginning March 31, 2021, each 0.25% change in market interest rates would impact the interest expense on our variable rate debt by $5.3 million until 1-month LIBOR exceeds 1.0%, at which time the impact of increases in 1-month LIBOR on our interest expense will be mitigated in part by the interest rate cap, as described above.
Item 8.    Financial Statements and Supplementary Data.
See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2020 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2020. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2020, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors” and “Election of Directors—Directors and Nominees” in the Company’s definitive proxy statement for use in connection with the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2020. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this annual report on Form 10-K under Item 1 of Part I as permitted by the Instruction to Item 401 of Regulation S-K.
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
Item 11.    Executive Compensation.
Information concerning executive compensation is presented under the headings “Executive Compensation Discussion and Analysis” and “Compensation Committee Report” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2016 Equity Incentive Plan	—	—	—	(1)
Select Medical Holdings Corporation 2020 Equity Incentive Plan	—	—	6,005,786
Equity compensation plans not approved by security holders	—	—	—
_____________________________________________________________________________
(1)In connection with the approval of the Select Medical Holdings Corporation 2020 Equity Incentive Plan, we no longer issue awards under the Select Medical Holdings Corporation 2016 Equity Incentive Plan.

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

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
a.The following documents are filed as part of this report:
i.Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.
ii.Financial Statement Schedule: See Schedule II—Valuation and Qualifying Accounts appearing on page F-43 of this report.
iii.The following exhibits are filed as part of, or incorporated by reference into, this report:

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
4.3
Description of Registrant’s Securities, incorporated herein by reference to Exhibit 4.3 of Select Medical Holdings Corporation's Annual Report on Form 10-K for the fiscal year December 31, 2019, filed on February 20, 2020 (Reg. No. 001-34465).

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

10.25
Office Lease Agreement, dated August 25, 2006, between Old Gettysburg Associates IV, L.P. and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of Select Medical Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (Reg. No. 001-31441).

Number	Description
10.26
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

10.30
Amendment No. 6 to Employment Agreement between Select Medical Corporation and Robert A. Ortenzio, incorporated by reference to Exhibit 10.96 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.31
Third Amendment to Change of Control Agreement between Select Medical Corporation and Michael E. Tarvin, incorporated by reference to Exhibit 10.100 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.32
Third Amendment to Change of Control Agreement between Select Medical Corporation and Scott A. Romberger, incorporated by reference to Exhibit 10.102 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.33
Third Amendment to Change of Control Agreement between Select Medical Corporation and Martin F. Jackson, incorporated by reference to Exhibit 10.103 of Select Medical Holdings Corporation’s Form S-1/A filed June 18, 2009 (Reg. No. 333-152514).

10.34
Employment Agreement, dated September 13, 2010, by and between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on September 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.35
Amendment No. 1 to Employment Agreement, dated March 21, 2011, between Select Medical Corporation and David S. Chernow, incorporated herein by reference to Exhibit 10.8 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed on May 5, 2011. (Reg. Nos. 001-34465 and 001-31441).

10.36
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.37
Amendment No. 7 to Employment Agreement, dated November 10, 2010, by and between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select filed on November 15, 2010. (Reg. Nos. 001-34465 and 001-31441).

10.38
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Martin F. Jackson, incorporated herein by reference to Exhibit 10.111 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.39
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Robert A. Ortenzio, incorporated herein by reference to Exhibit 10.112 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.40
Amendment No. 8 to Employment Agreement, dated March 8, 2011, between Select Medical Corporation and Rocco A. Ortenzio, incorporated herein by reference to Exhibit 10.113 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.41
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Scott A. Romberger, incorporated herein by reference to Exhibit 10.115 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.42
Fourth Amendment to Change of Control Agreement, dated March 8, 2011, between Select Medical Corporation and Michael E. Tarvin, incorporated herein by reference to Exhibit 10.117 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 9, 2011 (Reg. Nos. 001-34465 and 001-31441).

10.43
Office Lease Agreement, dated October 30, 2014, between Century Park Investments, L.P. and Select Medical Corporation, incorporated herein by reference to Exhibit 10.80 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 25, 2015 (Reg. Nos. 001-34465 and 001-31441).

10.44
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

10.45
First Amendment to Lease Agreement, dated February 24, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.82 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 26, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.46
Second Amendment to the Lease Agreement, dated June 1, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 4, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.47
Third Amendment to the Lease Agreement, dated September 19, 2016, between Old Gettysburg II, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.48
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

10.49
Office Lease Agreement, dated October 28, 2016, between Select Medical Corporation and Old Gettysburg Associates V, L.P., incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed November 3, 2016 (Reg. Nos. 001-34465 and 001-31441).

10.50
First Amendment to the Lease Agreement, dated November 15, 2016, between Old Gettysburg Associates and Select Medical Corporation, incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed February 23, 2017 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.51
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

10.53
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

10.54
Change of Control Agreement, dated February 16, 2017, between Select Medical Corporation and John A. Saich, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed May 4, 2017 (Reg Nos. 001- 34465 and 001-31441).

10.55
Second Amendment to Lease Agreement, dated as of May 30, 2017, between Old Gettysburg Associates and Select Medical Corporation, incorporated by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed August 3, 2017 (Reg. Nos. 001-34465 and 001-31441).

10.56
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

10.57
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

10.58
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

10.59
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

10.60
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

10.61
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

10.62
Office Lease Agreement, dated as of October 24, 2018, between 207 Associates and Independence Avenue Investments, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation and Select Medical Corporation filed on February 21, 2019 (Reg. Nos. 001-34465 and 001-31441).

Number	Description
10.63
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

10.64
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

10.65
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

10.66
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

10.67
First Lien Term Loan Credit Agreement, dated December 10, 2019, by and among Select Medical Corporation, Concentra Inc. and Concentra Holdings, Inc., incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K of Select Medical Holdings Corporation filed December 11, 2019 (Reg. No. 001-34465).

10.68
Interest Purchase Agreement, dated January 1, 2020, by and among Concentra Group Holdings Parent, LLC, Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Dignity Health Holding Corporation and the other signatories thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on January 2, 2020 (Reg. No. 001-34465).

10.69
Interest Purchase Agreement, dated February 1, 2020, by and among Concentra Group Holdings Parent, LLC, Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Dignity Health Holding Corporation and the other signatories thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on February 3, 2020 (Reg. No. 001-34465).

10.70
Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Appendix A of the Definitive Proxy Statement on Schedule 14A of Select Medical Holdings Corporation filed March 4, 2020 (Reg. No. 001-34465).

10.71	Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2020 Equity Incentive Plan.
10.72
First Amendment to Lease Agreement, dated as of April 24, 2020, between 225 Grandview Investors, LLC and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on July 30, 2020 (Reg. No. 001-34465).

10.73
Third Addendum to Lease Agreement, dated as of May 5, 2020, between Old Gettysburg Associates III, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on July 30, 2020 (Reg. No. 001-34465).

10.74
Interest Purchase Agreement, dated December 31, 2020, by and among Concentra Group Holdings Parent, LLC, Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Dignity Health Holding Corporation and the other signatories thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on January 4, 2021 (Reg. No. 001-34465).

10.75	Change of Control Agreement, dated February 18, 2021, between Select Medical Corporation and Thomas P. Mullin.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: February 25, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 25, 2021.

/s/ ROCCO A. ORTENZIO Rocco A. Ortenzio Director, Vice Chairman and Co-Founder	/s/ ROBERT A. ORTENZIO Robert A. Ortenzio Director, Executive Chairman and Co-Founder
/s/ DAVID S. CHERNOW David S. Chernow President and Chief Executive Officer (principal executive officer)	/s/ MARTIN F. JACKSON Martin F. Jackson Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ SCOTT A. ROMBERGER Scott A. Romberger Senior Vice President and Chief Accounting Officer (principal accounting officer)	/s/ RUSSELL L. CARSON Russell L. Carson Director
/s/ BRYAN C. CRESSEY Bryan C. Cressey Director	/s/ WILLIAM H. FRIST, M.D. William H. Frist, M.D. Director
/s/ JAMES S. ELY III James S. Ely III Director	/s/ DANIEL J. THOMAS Daniel J. Thomas Director
/s/ THOMAS A. SCULLY Thomas A. Scully Director
/s/ MARILYN B. TAVENNER Marilyn B. Tavenner Director

SELECT MEDICAL HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Select Medical Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Select Medical Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, changes in equity and income and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of patient accounts receivable
As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers’ compensation and employer-directed programs. As of December 31, 2020, accounts receivable of the Company totaled approximately $896.8 million. As disclosed by management, accounts receivable is reported at an amount equal to the amount it expects to collect for providing healthcare services to its patients. This amount is inclusive of management’s estimate of factors such as implicit discounts and other adjustments, which are estimated using historical experience.
The principal considerations for our determination that performing procedures relating to the valuation of patient accounts receivable is a critical audit matter are the significant judgment by management in estimating accounts receivable at an amount equal to the amount management expects to receive, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained in relation to the valuation of patient accounts receivable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others: (i) testing the operating effectiveness of controls relating to management’s valuation of patient accounts receivable, (ii) evaluating management’s process for developing its estimate patient accounts receivable, (iii) testing the completeness, accuracy, and relevance of the underlying data used to estimate patient accounts receivable, including historical billing and reimbursement data, and (iv) evaluating the historical accuracy of management’s process for developing the estimate of the amount which management expects to collect by comparing actual cash receipts related to patient accounts receivable balances which existed as of the prior period balance sheet date.
/s/ PricewaterhouseCoopers LLP
Harrisburg, Pennsylvania
February 25, 2021
We have served as the Company’s auditor since 2005.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$335,882	$577,061
Accounts receivable	762,677	896,763
Prepaid income taxes	18,585	5,686
Other current assets	95,848	114,490
Total Current Assets	1,212,992	1,594,000
Operating lease right-of-use assets	1,003,986	1,032,217
Property and equipment, net	998,406	943,420
Goodwill	3,391,955	3,379,014
Identifiable intangible assets, net	409,068	387,541
Other assets	323,881	319,207
Total Assets	$7,340,288	$7,655,399
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	$207,950	$220,413
Current portion of long-term debt and notes payable	25,167	12,621
Accounts payable	145,731	177,087
Accrued payroll	183,754	224,876
Accrued vacation	124,111	132,811
Accrued interest	33,853	29,240
Accrued other	191,076	228,948
Government advances (Note 22)	—	321,807
Unearned government assistance (Note 22)	—	82,607
Income taxes payable	2,638	7,956
Total Current Liabilities	914,280	1,438,366
Non-current operating lease liabilities	852,897	875,367
Long-term debt, net of current portion	3,419,943	3,389,398
Non-current deferred tax liability	148,258	132,421
Other non-current liabilities	101,334	168,703
Total Liabilities	5,436,712	6,004,255
Commitments and contingencies (Note 21)
Redeemable non-controlling interests	974,541	398,171
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 134,328,112 and 134,850,735 shares issued and outstanding at 2019 and 2020, respectively	134	135
Capital in excess of par	491,038	509,128
Retained earnings	279,800	553,244
Accumulated other comprehensive loss	—	(2,027)
Total Stockholders’ Equity	770,972	1,060,480
Non-controlling interests	158,063	192,493
Total Equity	929,035	1,252,973
Total Liabilities and Equity	$7,340,288	$7,655,399
The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2018	2019	2020
Revenue	$5,081,258	$5,453,922	$5,531,713
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	4,341,056	4,641,002	4,710,372
General and administrative	121,268	128,463	138,037
Depreciation and amortization	201,655	212,576	205,659
Total costs and expenses	4,663,979	4,982,041	5,054,068
Other operating income (Note 22)	—	—	90,012
Income from operations	417,279	471,881	567,657
Other income and expense:
Loss on early retirement of debt	(14,155)	(38,083)	—
Equity in earnings of unconsolidated subsidiaries	21,905	24,989	29,440
Gain on sale of businesses	9,016	6,532	12,387
Interest expense	(198,493)	(200,570)	(153,011)
Income before income taxes	235,552	264,749	456,473
Income tax expense	58,610	63,718	111,867
Net income	176,942	201,031	344,606
Less: Net income attributable to non-controlling interests	39,102	52,582	85,611
Net income attributable to Select Medical Holdings Corporation	$137,840	$148,449	$258,995
Earnings per common share (Note 20):
Basic	$1.02	$1.10	$1.93
Diluted	$1.02	$1.10	$1.93

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2018	2019	2020
Net income	176,942	201,031	344,606
Other comprehensive loss:
Loss on interest rate cap cash flow hedge, net of tax effect of $705 thousand	—	—	(2,027)
Comprehensive income	176,942	201,031	342,579
Less: Comprehensive income attributable to non-controlling interests	39,102	52,582	85,611
Comprehensive income attributable to Select Medical Holdings Corporation	$137,840	$148,449	$256,968

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2017	134,115	$134	$463,499	$359,735	$—	$823,368	$109,236	$932,604
Net income attributable to Select Medical Holdings Corporation				137,840		137,840		137,840
Net income attributable to non-controlling interests						—	11,327	11,327
Issuance of restricted stock	1,491	1	(1)			—		—
Forfeitures of unvested restricted stock	(168)	0	0			—		—
Vesting of restricted stock			20,443			20,443		20,443
Repurchase of common shares	(357)	0	(3,728)	(3,109)		(6,837)		(6,837)
Exercise of stock options	185	0	1,722			1,722		1,722
Issuance and exchange of non-controlling interests			1,553	74,341		75,894	1,921	77,815
Distributions to and purchases of non-controlling interests			(932)	(83,617)		(84,549)	(10,839)	(95,388)
Redemption adjustment on non-controlling interests				(164,476)		(164,476)		(164,476)
Other				(363)		(363)	1,553	1,190
Balance at December 31, 2018	135,266	$135	$482,556	$320,351	$—	$803,042	$113,198	$916,240
Net income attributable to Select Medical Holdings Corporation				148,449		148,449		148,449
Net income attributable to non-controlling interests						—	26,626	26,626
Issuance of restricted stock	1,500	2	(2)			—		—
Forfeitures of unvested restricted stock	(43)	0	0			—		—
Vesting of restricted stock			23,382			23,382		23,382
Repurchase of common shares	(2,500)	(3)	(22,565)	(15,963)		(38,531)		(38,531)
Exercise of stock options	105	0	964			964		964
Issuance of non-controlling interests			6,499			6,499	31,622	38,121
Distributions to and purchases of non-controlling interests			204			204	(15,065)	(14,861)
Redemption adjustment on non-controlling interests				(172,915)		(172,915)		(172,915)
Other				(122)		(122)	1,682	1,560
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$—	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				258,995		258,995		258,995
Net income attributable to non-controlling interests						—	47,850	47,850
Issuance of restricted stock	1,478	1	(1)			—		—
Forfeitures of unvested restricted stock	(84)	0	0			—		—
Vesting of restricted stock			24,738			24,738		24,738
Repurchase of common shares	(872)	0	(8,996)	(7,038)		(16,034)		(16,034)
Issuance of non-controlling interests			3,042			3,042	5,020	8,062
Distributions to and purchases of non-controlling interests			102	(5,935)		(5,833)	(20,787)	(26,620)
Redemption adjustment on non-controlling interests				27,470		27,470		27,470
Loss on interest rate cap cash flow hedge, net of tax effect					(2,027)	(2,027)		(2,027)
Other			(795)	(48)		(843)	2,347	1,504
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2018	2019	2020
Operating activities
Net income	$176,942	$201,031	$344,606
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	15,721	20,222	35,390
Depreciation and amortization	201,655	212,576	205,659
Provision for expected credit losses	(103)	3,038	604
Equity in earnings of unconsolidated subsidiaries	(21,905)	(24,989)	(29,440)
Loss on extinguishment of debt	2,999	22,130	—
Gain on sale of assets and businesses	(9,168)	(6,321)	(22,563)
Stock compensation expense	23,326	26,451	27,250
Amortization of debt discount, premium and issuance costs	13,112	11,566	2,184
Deferred income taxes	7,217	(7,435)	(14,715)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	54,575	(57,991)	(116,601)
Other current assets	(4,152)	(4,259)	(18,775)
Other assets	7,857	6,122	17,587
Accounts payable	(1,778)	5,743	27,325
Accrued expenses	27,896	37,298	168,839
Government advances	—	—	318,116
Unearned government assistance	—	—	82,607
Net cash provided by operating activities	494,194	445,182	1,028,073
Investing activities
Business combinations, net of cash acquired	(523,134)	(93,705)	(20,808)
Purchases of property and equipment	(167,281)	(157,126)	(146,440)
Investment in businesses	(13,482)	(66,090)	(31,425)
Proceeds from sale of assets and businesses	6,760	192	83,320
Net cash used in investing activities	(697,137)	(316,729)	(115,353)
Financing activities
Borrowings on revolving facilities	595,000	700,000	470,000
Payments on revolving facilities	(805,000)	(720,000)	(470,000)
Proceeds from term loans	779,823	1,208,106	—
Payments on term loans	(11,500)	(1,618,170)	(39,843)
Proceeds from 6.250% senior notes	—	1,244,987	—
Payment on 6.375% senior notes	—	(710,000)	—
Revolving facility debt issuance costs	(1,639)	(310)	—
Borrowings of other debt	42,218	24,225	40,108
Principal payments on other debt	(25,242)	(30,604)	(48,381)
Repurchase of common stock	(6,837)	(38,531)	(16,034)
Proceeds from exercise of stock options	1,722	964	—
Decrease in overdrafts	(4,380)	(25,083)	—
Proceeds from issuance of non-controlling interests	2,926	18,447	7,564
Distributions to and purchases of non-controlling interests	(311,519)	(21,780)	(38,589)
Purchase of membership interests of Concentra Group Holdings Parent (Note 2)	—	—	(576,366)
Net cash provided by (used in) financing activities	255,572	32,251	(671,541)
Net increase in cash and cash equivalents	52,629	160,704	241,179
Cash and cash equivalents at beginning of period	122,549	175,178	335,882
Cash and cash equivalents at end of period	$175,178	$335,882	$577,061
Supplemental information:
Cash paid for interest	$193,406	$182,992	$155,236
Cash paid for taxes	48,153	70,592	108,890
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$29,134	$28,760	$24,480
Non-cash equity exchange for acquisition of U.S. HealthWorks	238,000	—	—

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
The Company is, based on number of facilities, one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2020, the Company had operations in 46 states and the District of Columbia. As of December 31, 2020, the Company operated 99 critical illness recovery hospitals, 30 rehabilitation hospitals, and 1,788 outpatient rehabilitation clinics. As of December 31, 2020, Concentra, a joint venture subsidiary, operated 517 occupational health centers. Concentra also operated 134 onsite clinics at employer worksites.
The Company operates through four business segments: the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. The Company’s critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and the rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to the Company’s critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. The Company’s outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. The Company’s Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services and onsite clinics located at employer worksites that deliver occupational medicine services.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Estimates and assumptions are used for, but not limited to: revenue recognition, allowances for expected credit losses, estimated useful lives of assets, the fair value of goodwill and intangible assets, amounts payable for self-insured losses, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. The Company’s management evaluates and updates assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of Holdings, Select, and the subsidiaries, limited liability companies, limited partnerships, and variable interest entities in which the Company has a controlling financial interest. All intercompany balances and transactions are eliminated in consolidation.
Non-Controlling Interests
The ownership interests held by outside parties in subsidiaries, which include limited liability companies and limited partnerships, controlled by the Company are classified as non-controlling interests. Net income or loss is attributed to the Company’s non-controlling interests. Some of the Company’s non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and have been adjusted to their approximate redemption values, after the attribution of net income or loss.

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
Accounts Receivable
Substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by federal and state governmental authorities, managed care health plans, commercial insurance companies, workers’ compensation programs, and employer-directed programs. The Company’s general policy is to verify insurance coverage prior to the date of admission for patients admitted to its critical illness recovery hospitals and rehabilitation hospitals. Within the Company’s outpatient rehabilitation clinics, insurance coverage is verified prior to the patient’s visit. Within the Company’s Concentra centers, insurance coverage is verified or an authorization is received from the patient’s employer prior to the patient’s visit.
The Company performs periodic assessments to determine if an allowance for expected credit losses is necessary. The Company considers its incurred loss experience and adjusts for known and expected events and other circumstances. In estimating its expected credit losses, the Company may consider changes in the length of time its receivables have been outstanding, changes in credit ratings for its payors, requests from payors to alter payment terms due to financial difficulty, and notices of payor bankruptcies or payors entering receivership. Because the Company’s accounts receivable is typically paid for by highly-solvent, creditworthy payors, such as Medicare, other governmental programs, and highly-regulated commercial insurers on behalf of the patient, the Company’s credit losses have been infrequent and insignificant in nature. Amounts recognized for allowances for expected credit losses are immaterial to the consolidated financial statements.

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
Under ASC 842, the Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. Most of the Company’s facility leases are classified as operating leases.
A right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents an obligation to make lease payments arising from a lease. Right-of-use assets and lease liabilities are measured at the present value of the remaining, fixed lease payments at lease commencement. As most of the Company’s leases do not specify an implicit rate, the Company uses its incremental borrowing rate, which coincides with the lease term at the commencement of a lease, in determining the present value of its remaining lease payments. The Company’s leases may also specify extension or termination clauses; these options are factored into the measurement of the lease liability when it is reasonably certain that the Company will exercise the option. Right-of-use assets also include any prepaid lease payments and initial direct costs, less any lease incentive received, at the lease commencement date.
The Company has elected to account for lease and non-lease components, such as common area maintenance, as a single lease component for its facility leases. As a result, the fixed payments that would otherwise be allocated to the non-lease components are accounted for as lease payments and are included in the measurement of the Company’s right-of-use asset and lease liability.
For the Company’s operating leases, lease expense, a component of cost of services and general and administrative expense on the consolidated statements of operations, is recognized on a straight-line basis over the lease term. For the Company’s finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization expense related to the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also makes variable lease payments which are expensed as incurred. These payments relate to changes in indexes or rates after the lease commencement date, as well as property taxes, insurance, and common area maintenance which were not fixed at lease commencement. This expense is a component of cost of services and general and administrative expense on the consolidated statements of operations.
The Company may enter into arrangements to sublease portions of its facilities and the Company typically retains the obligation to the lessor under these arrangements. The Company’s subleases are classified as operating leases; accordingly, the Company continues to account for the original leases as it did prior to commencement of the subleases. Sublease income, a component of cost of services on the consolidated statements of operations, is recognized on a straight-line basis, as a reduction to lease expense, over the term of the sublease.
The Company elected the short-term lease exemption for equipment leases; accordingly, equipment leases with terms of 12 months or less are not recorded on the consolidated balance sheets. For these leases, the Company recognizes lease payments on a straight-line basis over the lease term and variable lease payments are expensed as incurred. These expenses are included as components of cost of services on the consolidated statements of operations.

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
The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets or asset groups may not be recoverable. If the expected undiscounted future cash flows are less than the carrying amount of such assets or asset groups, the Company recognizes an impairment loss to the extent the carrying amount exceeds its estimated fair value.
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
The Company may first assess qualitatively whether goodwill is more likely than not impaired by considering relevant events or circumstances that affect the fair value or carrying amount of a reporting unit. If goodwill is more likely than not impaired, the Company is then required to complete a quantitative analysis. The Company considers both the income and market approach in determining the fair values of its reporting units when performing a quantitative analysis. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying value of goodwill of the reporting unit.
At December 31, 2020, the Company’s other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair values of its trademarks, the Company uses a relief from royalty income approach. For the Company’s certificates of need and accreditations, the Company performs qualitative assessments. As part of these assessments, the Company evaluates the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, the Company performs a quantitative impairment test.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
The Company’s most recent impairment assessments were completed during the fourth quarter of 2020 utilizing information as of October 1, 2020. The Company did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets as of October 1, 2020.
Finite-lived identifiable intangible assets
At December 31, 2020, the Company’s finite-lived intangible assets consist of customer relationships and non-compete agreements. Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are consumed or otherwise depleted. If such a pattern cannot be reliably determined, finite-lived intangible assets are amortized on a straight-line basis over their estimated lives. Management believes that the below estimated useful lives are reasonable based on the economic factors applicable to each class of finite-lived intangible asset.

Customer relationships	5 – 15 years
Non-compete agreements	1 – 15 years
The Company’s finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets or asset groups may not be recoverable. If the expected undiscounted future cash flows are less than the carrying amount of such assets or asset groups, the Company recognizes an impairment loss to the extent the carrying amount exceeds its estimated fair value.
Equity Method Investments
The Company applies the equity method of accounting for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not possess a controlling financial interest in the investee. Investments of this nature are recorded at their original cost and adjusted periodically to recognize the Company’s proportionate share of its investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed the carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the investee subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company evaluates its equity method investments for impairment when there is evidence or indicators that a loss in value may be other than temporary.

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
Revenue Recognition
Patient Services Revenue
Patient service revenues are recognized at an amount equal to the consideration the Company expects to be entitled to in exchange for providing healthcare services to its patients. Amounts owed for services provided are the obligations of the Company’s patients and can be paid for by third-party payors, including health insurers, government programs, and other payors on the patient’s behalf. Most all of the Company’s patients are subject to healthcare coverage through a third party payor arrangement. Given the nature and extent of third party payor arrangements, the Company disaggregates its revenue by the following payor categories:
Medicare: Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end stage renal disease. The Company determines the transaction price for services provided to patients who are Medicare beneficiaries using Medicare’s prospective payment systems and other payment methods. The expected payment is determined by the level of clinical services provided and is sensitive to the patient’s length of stay.
Non-Medicare: Non-Medicare payor sources include, but are not limited to, insurance companies (including Medicare Advantage plans), state Medicaid programs, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies and employers, as well as patients themselves. The transaction price for services provided to non-Medicare patients include amounts prescribed by state and federal fee schedules, negotiated contract amounts, or usual and customary amounts associated with the specific payor or based on the service provided. The Company applies the portfolio approach in determining revenues for certain homogeneous non-Medicare patient populations.
The Company’s principal revenue source comes from providing healthcare services to patients. For patients treated within the Company’s outpatient rehabilitation clinics and Concentra centers, performance obligations are generally satisfied upon completion of the patient’s visit. For patients treated within the Company’s critical illness recovery and rehabilitation hospitals, the Company’s performance obligation is satisfied over the duration of the patient’s stay. As such, the Company recognizes revenue over the patient’s stay in amounts which are commensurate with the level of services provided to the patient. Any differences between the Company’s estimates of the transaction price, which may be impacted by various factors as described further below, and the payment received upon a patient’s discharge would be recognized as revenue in the period in which this change becomes known; such adjustments are not significant. The Company has an obligation to continue delivering treatment to patients admitted in the Company’s critical illness recovery and rehabilitation hospitals at the end of each reporting period. These performance obligations are typically satisfied in the subsequent month following the reporting period. The Company has elected the optional exemption which allows for the exclusion of disclosures regarding the transaction price allocated to unsatisfied performance obligations of contracts with a duration of less than one year.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
Revenue earned from providing services to patients is variable in nature, as the Company is required to make judgments which impact the transaction price, such as a patient’s condition and length of stay. These factors, among others, impact the payment the Company expects to receive for providing services. Variable consideration included in the transaction price is inclusive of the Company’s estimates of implicit discounts and other adjustments related to timely filing and documentation denials, out of network adjustments, and medical necessity denials, which are estimated using the Company’s historical experience. The Company is also subject to regular post-payment inquiries, investigations, and audits of the claims it submits for services provided. Some claims can take several years for resolution and may result in adjustments to the transaction price. Management includes in its estimates of the transaction price its expectations for these types of adjustments such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods. Historically, adjustments arising from a change in the transaction price have not been significant.
Other Revenues
The Company recognizes revenue for other services which principally consist of management and employee leasing services under contractual arrangements with both related parties affiliated with the Company and non-affiliated healthcare institutions. The Company accounts for management and employee leasing services as single performance obligations satisfied over time. The transaction price is variable in nature and the Company recognizes revenue in amounts which are commensurate with the level of services provided during the period. The Company’s transaction price is determined such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods.
Recent Accounting Pronouncements
Reference Rate Reform
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. Topic 848 provides temporary relief from some of the existing rules governing contract modifications when the modification is related to the replacement of the London Interbank Offered Rate (“LIBOR”) or other reference rates discontinued as a result of reference rate reform. For eligible contract modifications, the update generally allows an entity to account for and present modifications as an event that does not require contract remeasurement at the modification date or reassessment of a previous accounting determination. That is, the modified contract is accounted for as a continuation of the existing contract. For cash flow hedging relationships affected by reference rate reform, Topic 848 provides expedients that allow an entity to (i) change the reference rate of either the forecasted transaction or hedging instrument due to reference rate reform without requiring dedesignation of the hedging relationship; (ii) assert that changes to the hedged forecasted transaction due to reference rate reform will not impact whether it remains probable of occurring; and (iii) for the purposes of assessment of hedge effectiveness assume that the reference rate will not be replaced for the remainder of the hedging relationship if both the hedged forecasted transaction and hedging instrument are expected to be impacted by reference rate reform. The standard was effective upon issuance on March 12, 2020, and the optional practical expedients can generally be applied to contract modifications made and hedging relationships entered into on or before December 31, 2022.
Borrowings under the Select credit agreement bear interest, at the election of Select, based on LIBOR or an alternate base rate. Provisions within the Select credit agreement currently provide the Company with the ability to agree with JPMorgan Chase Bank, N.A., as administrative agent to the lenders, to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist. For the Company’s cash flow hedge, described further in Note 12 – Interest Rate Cap, the Company has elected to assert that the hedged forecasted transaction remains probable of occurring and for the purposes of assessment of hedge effectiveness assume that the reference rate will not be replaced for the remainder of the hedging relationship, as outlined by Topic 848. The Company is currently evaluating the other optional practical expedients provided under the standard and the effects they could have on the Company’s consolidated financial statements, if elected.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
Convertible Instruments and Contracts on an Entity’s Own Equity
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. As part of this update, convertible instruments are to be included in diluted earnings per share using the if-converted method, rather than the treasury stock method. Further, contracts which can be settled in cash or shares, excluding liability-classified share-based payment awards, are to be included in diluted earnings per share on an if-converted basis if the effect is dilutive, regardless of whether the entity or the counterparty can choose between cash and share settlement. The share-settlement presumption may not be rebutted based on past experience or a stated policy.
This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Company plans to adopt this pronouncement as of January 1, 2022. The use of either the modified retrospective or fully retrospective method of transition is permitted. The Company is currently evaluating the impact ASU 2020-06 will have on the Company’s consolidated financial statements upon adoption.
Recently Adopted Accounting Pronouncements
Financial Instruments
On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which replaced the incurred loss approach for recognizing credit losses on financial instruments with an expected loss approach. The expected loss approach is subject to management judgments using assessments of incurred credit losses, assessments of current conditions, and forecasts using reasonable and supportable assumptions. The standard was required to be applied using the modified retrospective approach with a cumulative-effect adjustment to retained earnings, if any, upon adoption.
The Company’s primary financial instrument subject to the standard is its accounts receivable derived from contracts with its patients. Historically, the Company has experienced infrequent, immaterial credit losses related to its accounts receivable and, based on its experience, believes the risk of material defaults is low. The Company experienced credit losses of $1.1 million for the year ended December 31, 2017, credit loss recoveries of $0.1 million for the year ended December 31, 2018, and credit losses of $3.0 million for the year ended December 31, 2019. The Company’s historical credit losses have been infrequent and immaterial largely because the Company’s accounts receivable are typically paid for by highly-solvent, creditworthy payors, such as Medicare, other governmental programs, and highly-regulated commercial insurers, on behalf of the patient.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
Goodwill
On January 1, 2020, the Company adopted ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment. This amendment eliminates the requirement to calculate the implied fair value of goodwill, the second step of the quantitative goodwill impairment test, to measure a goodwill impairment charge. Instead, an impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. ASU 2017-04 did not impact the Company’s consolidated financial statements upon adoption.
2.     Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised primarily of the voting membership interests owned by outside members of Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”), each which have put rights with respect to their interests in Concentra Group Holdings Parent. The redemption value of these membership interests is approximately $939.9 million and $368.9 million as of December 31, 2019 and 2020, respectively.
During the year ended December 31, 2020, Select, Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), Dignity Health Holding Corporation (“DHHC”), and other members of Concentra Group Holdings Parent entered into agreements pursuant to which Select acquired additional outstanding membership interests of Concentra Group Holdings Parent. The aggregate purchase price for these interests was $576.4 million. Following these purchases, Select owns approximately 78.0% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 79.8% of the outstanding voting membership interests of Concentra Group Holdings Parent.
The changes in redeemable non-controlling interests were as follows:

	For the Year Ended December 31,
	2018	2019	2020
	(in thousands)
Balance as of January 1	$640,818	$780,488	$974,541
Net income attributable to redeemable non-controlling interests	27,775	25,956	37,761
Issuance of redeemable non-controlling interests	163,659	—	—
Distributions to and purchases of redeemable non-controlling interests	(217,570)	(6,205)	(11,255)
Purchase of membership interests of Concentra Group Holdings Parent	—	—	(576,366)
Redemption adjustment on redeemable non-controlling interests	164,476	172,915	(27,470)
Other	1,330	1,387	960
Balance as of December 31	$780,488	$974,541	$398,171
3.     Credit Risk and Payor Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances and accounts receivable. The Company’s excess cash is held with large financial institutions. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements.
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 15% and 18% of the Company’s accounts receivable is due from Medicare at December 31, 2019 and 2020, respectively.
Revenues from providing services to patients covered under the Medicare program represented approximately 27%, 26%, and 25% of the Company’s total revenue for the years ended December 31, 2018, 2019, and 2020, respectively. As a provider of services under the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s critical illness recovery hospitals, rehabilitation hospitals, or outpatient rehabilitation clinics to comply with Medicare regulations can result in the Company receiving significantly less Medicare payments than the Company currently receives for the services it provides to its patients.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Acquisitions
U.S. HealthWorks Acquisition
On February 1, 2018, Concentra acquired all of the issued and outstanding shares of stock of U.S. HealthWorks, Inc. (“U.S. HealthWorks”), an occupational medicine and urgent care provider, from DHHC. Concentra acquired U.S. HealthWorks for $753.6 million. DHHC, a subsidiary of Dignity Health, was issued a 20.0% equity interest in Concentra Group Holdings Parent, which was valued at $238.0 million. The remainder of the purchase price was paid in cash. Select retained a majority voting interest in Concentra Group Holdings Parent following the closing of the transaction.
U.S. HealthWorks contributed revenue of $488.8 million for the year ended December 31, 2018, which is reflected in the Company’s consolidated statement of operations. Due to the integrated nature of the Company’s operations, the Company believes it is not practicable to separately identify earnings of U.S. HealthWorks on a stand-alone basis.
Pro Forma Results
The following pro forma unaudited results of operations have been prepared assuming the acquisition of U.S. HealthWorks occurred on January 1, 2017. Acquisition costs of $2.9 million were excluded from the pro forma results. These results are not necessarily indicative of the results of future operations nor of the results that would have occurred had the acquisition been consummated on the aforementioned date.

For the Year Ended December 31, 2018
(in thousands)
Revenue	$5,128,838
Net income attributable to the Company	140,488
Other Acquisitions
During the year ended December 31, 2019, the Company made acquisitions consisting of a critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra businesses. The consideration given for these acquired businesses consisted principally of $93.7 million of cash and the issuance of $15.1 million of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, and liabilities assumed based on their estimated fair values The Company recognized goodwill of $33.6 million, $14.3 million, $13.0 million, and $16.1 million in our critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra reporting units, respectively. These acquired businesses are not material individually or collectively to the Company’s consolidated financial statements.
During the year ended December 31, 2020, the Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra businesses. The consideration given for these acquired businesses consisted principally of $20.8 million of cash. The Company allocated the purchase price of these acquired businesses to assets acquired, principally accounts receivable and property and equipment, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $6.0 million, $2.5 million, $2.7 million, and $12.3 million in our critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra reporting units, respectively. These acquired businesses are not material individually or collectively to the Company’s consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.     Variable Interest Entities
Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning medical practices which directly employ physicians and from exercising control over medical decisions by physicians. In these states, the Company enters into long-term management agreements with medical practices that are owned by licensed physicians, which, in turn, employ or contract with physicians who provide professional medical services in its occupational health centers. The agreements provide for the Company to direct the transfer of ownership of the medical practices to new licensed physicians at any time. Based on the provisions of the management agreements, the medical practices are variable interest entities for which the Company is the primary beneficiary.
As of December 31, 2019 and 2020, the total assets of the Company’s variable interest entities were $178.4 million and $208.4 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2019 and 2020, the total liabilities of these variable interest entities were $52.7 million and $55.1 million, respectively, and are principally comprised of accounts payable and accrued expenses. The Company’s variable interest entities have obligations payable for services received under the aforementioned management agreements of $124.1 million and $151.8 million as of December 31, 2019 and 2020, respectively; these intercompany balances are eliminated in consolidation.
6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties. The Company’s critical illness recovery hospitals and rehabilitation hospitals generally have lease terms of 10 years with two, five year renewal options. These renewal options vary for hospitals which operate as a hospital within a hospital, or “HIH.” The Company’s outpatient rehabilitation clinics generally have lease terms of five years with two, three to five year renewal options. The Company’s Concentra centers generally have lease terms of 10 years with two, five year renewal options.
The Company’s total lease cost was as follows:

	For the Year Ended December 31,
	2019			2020
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$271,799	$5,498	$277,297	$278,945	$7,118	$286,063
Finance lease cost:
Amortization of right-of-use assets	258	—	258	452	—	452
Interest on lease liabilities	812	—	812	1,011	—	1,011
Short-term lease cost	2,171	—	2,171	—	—	—
Variable lease cost	43,096	553	43,649	49,409	580	49,989
Sublease income	(9,822)	—	(9,822)	(9,814)	—	(9,814)
Total lease cost	$308,314	$6,051	$314,365	$320,003	$7,698	$327,701

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Leases (Continued)

Supplemental cash flow information related to leases was as follows:

	For the Year Ended December 31,
	2019	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$274,095	$280,263
Operating cash flows for finance leases	777	1,011
Financing cash flows for finance leases	225	140
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	1,275,575	256,697
Finance leases	9,102	1,220
_______________________________________________________________________________
(1)     Includes the right-of-use assets obtained in exchange for lease liabilities of $1,057.0 million which were recognized upon adoption of ASC Topic 842 during the year ended December 31, 2019.

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2019			2020
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating Leases	(in thousands)
Operating lease right-of-use assets	$971,382	$32,604	$1,003,986	$1,002,151	$30,066	$1,032,217

Current operating lease liabilities	$202,506	$5,444	$207,950	$214,377	$6,036	$220,413
Non-current operating lease liabilities	826,049	26,848	852,897	848,215	27,152	875,367
Total operating lease liabilities	$1,028,555	$32,292	$1,060,847	$1,062,592	$33,188	$1,095,780

	December 31,
	2019			2020
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Finance Leases	(in thousands)
Property and equipment, net	$4,965	$—	$4,965	$5,644	$—	$5,644

Current portion of long-term debt and notes payable	$195	$—	$195	$663	$—	$663
Long-term debt, net of current portion	13,088	—	13,088	13,491	—	13,491
Total finance lease liabilities	$13,283	$—	$13,283	$14,154	$—	$14,154
The weighted average remaining lease terms and discount rates were as follows:

	December 31,
	2019	2020
Weighted average remaining lease term (in years):
Operating leases	8.0	7.8
Finance leases	34.4	31.2
Weighted average discount rate:
Operating leases	5.9%	5.6%
Finance leases	7.3%	7.2%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Leases (Continued)

As of December 31, 2020, maturities of lease liabilities were approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021	$273,293	$1,678
2022	232,876	1,663
2023	187,739	1,530
2024	149,340	1,195
2025	117,525	1,205
Thereafter	468,130	29,018
Total undiscounted cash flows	1,428,903	36,289
Less: Imputed interest	333,123	22,135
Total discounted lease liabilities	$1,095,780	$14,154
For the year ended December 31, 2018, the Company’s rent expense for facility and equipment operating leases, including cancellable leases, was $307.8 million. The Company made payments to related parties for office rent, leasehold improvements, and miscellaneous expenses of $6.3 million for the year ended December 31, 2018.
7.     Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2019	2020
	(in thousands)
Land	$95,549	$93,756
Leasehold improvements	543,934	562,734
Buildings	553,701	552,796
Furniture and equipment	670,050	704,430
Construction-in-progress	52,467	62,748
Total property and equipment	1,915,701	1,976,464
Accumulated depreciation	(917,295)	(1,033,044)
Property and equipment, net	$998,406	$943,420
Depreciation expense was $171.7 million, $182.9 million, and $178.0 million for the years ended December 31, 2018, 2019, and 2020, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2019 and 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of January 1, 2019	$1,045,220	$416,646	$642,422	$1,216,438	$3,320,726
Acquisition of businesses	33,149	14,254	12,970	18,299	78,672
Measurement period adjustment	435	—	—	(2,249)	(1,814)
Sale of businesses	—	—	(5,629)	—	(5,629)
Balance as of December 31, 2019	1,078,804	430,900	649,763	1,232,488	3,391,955
Acquisition of businesses	5,957	2,481	2,704	12,287	23,429
Measurement period adjustment	—	—	—	(20)	(20)
Sale of businesses	—	(628)	(6,034)	(29,688)	(36,350)
Balance as of December 31, 2020	$1,084,761	$432,753	$646,433	$1,215,067	$3,379,014
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2019			2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	17,157	—	17,157	18,392	—	18,392
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	287,373	(87,346)	200,027	291,923	(113,346)	178,577
Non-compete agreements	32,114	(8,802)	23,312	33,771	(11,771)	22,000
Total identifiable intangible assets	$510,216	$(101,148)	$409,068	$517,658	$(130,117)	$387,541
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At December 31, 2020, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 6.8 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $29.9 million, $29.6 million, and $27.6 million for the years ended December 31, 2018, 2019, and 2020, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Intangible Assets (Continued)

Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2021	2022	2023	2024	2025
	(in thousands)
Amortization expense	$27,789	$27,279	$26,789	$18,603	$12,638
9.     Equity Method Investments
The Company’s equity method investments consist principally of minority ownership interests in rehabilitation businesses. Equity method investments of $230.7 million and $251.1 million are presented as part of other assets on the consolidated balance sheets as of December 31, 2019 and 2020, respectively. At December 31, 2020, these businesses primarily consist of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
ES Rehabilitation, LLC	49.0%
Coastal Virginia Rehabilitation, LLC	49.0%
BHSM Rehabilitation, LLC	49.0%
The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity method investments. Revenue generated from contracted services provided and management fees charged to related parties affiliated through the Company’s equity method investments was $216.9 million, $308.2 million, and $337.6 million for the years ended December 31, 2018, 2019, and 2020, respectively.
The Company had receivables from related parties affiliated through its equity method investments of $5.7 million and $28.7 million, which are included as part of other current assets and other assets on the consolidated balance sheet, respectively, as of December 31, 2019. The Company has receivables from related parties of $13.7 million and $2.5 million, which are included as part of other current assets and other assets on the consolidated balance sheet, respectively, as of December 31, 2020.
The Company had liabilities for the operating cash it holds on behalf of certain rehabilitation businesses in which it has an equity method investment. These liabilities were $31.2 million and $30.6 million as of December 31, 2019 and 2020, respectively, and are included as part of accrued other on the consolidated balance sheets.
Summarized combined financial information of the rehabilitation businesses in which the Company has a minority ownership interest is as follows:

	December 31,
	2019	2020
	(in thousands)
Current assets	$178,674	$189,571
Non-current assets	317,332	334,372
Total assets	$496,006	$523,943
Current liabilities	$107,400	$96,980
Non-current liabilities	127,976	118,312
Equity	260,630	308,651
Total liabilities and equity	$496,006	$523,943

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Equity Method Investments (Continued)

	For the Year Ended December 31,
	2018	2019	2020
	(in thousands)
Revenues	$393,034	$536,464	$562,031
Cost of services and other operating expenses	342,603	476,182	496,739
Net income	48,535	58,519	72,172
10.     Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. At December 31, 2019 and 2020, provisions for losses for professional liability risks retained by the Company have been discounted at 3%. The Company recorded a liability of $157.1 million and $173.6 million related to these programs at December 31, 2019 and 2020, respectively. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $162.0 million and $178.4 million at December 31, 2019 and 2020, respectively. At December 31, 2019 and 2020, the Company recorded insurance proceeds receivable of $15.5 million and $13.0 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies.
11.     Long-Term Debt and Notes Payable
For purposes of this indebtedness footnote, references to Select exclude Concentra Inc. because the Concentra-JPM revolving facility is non-recourse to Holdings and Select.
As of December 31, 2020, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select 6.250% senior notes	$1,225,000	$33,773	$(16,953)	$1,241,820	$1,316,875
Select credit facilities:
Select term loan	2,103,437	(8,393)	(9,149)	2,085,895	2,082,403
Other debt, including finance leases	74,606	—	(302)	74,304	74,304
Total debt	$3,403,043	$25,380	$(26,404)	$3,402,019	$3,473,582
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Select 6.250% senior notes	$—	$—	$—	$—	$—	$1,225,000	$1,225,000
Select credit facilities:
Select term loan	—	—	4,757	11,150	2,087,530	—	2,103,437
Other debt, including finance leases	12,621	3,662	22,891	23,533	334	11,565	74,606
Total debt	$12,621	$3,662	$27,648	$34,683	$2,087,864	$1,236,565	$3,403,043

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

As of December 31, 2019, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select 6.250% senior notes	$1,225,000	$39,988	$(19,944)	$1,245,044	$1,322,020
Select credit facilities:
Select term loan	2,143,280	(10,411)	(11,348)	2,121,521	2,145,959
Other debt, including finance leases	78,941	—	(396)	78,545	78,545
Total debt	$3,447,221	$29,577	$(31,688)	$3,445,110	$3,546,524
Select Credit Facilities
On March 6, 2017, Select entered into a senior secured credit agreement (the “Select credit agreement”). The Select credit agreement provides for $2,265.0 million in term loan borrowings (the “Select term loan”) and a $450.0 million revolving credit facility (the “Select revolving facility” and, together with the Select term loan, the “Select credit facilities”), including a $75.0 million sublimit for the issuance of standby letters of credit. At December 31, 2020, Select had $410.7 million of availability under the Select revolving facility after giving effect to $39.3 million of outstanding letters of credit. The Select term loan and the Select revolving facility are due March 6, 2025 and March 6, 2024, respectively.
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
As of December 31, 2020, the applicable interest rate for the Select term loan was the Adjusted LIBO Rate plus 2.25% or the Alternate Base Rate plus 1.25%. The applicable interest rate for the Select revolving facility was the Adjusted LIBO Rate plus 2.25% or the Alternate Base Rate plus 1.25%.
The Select revolving facility requires Select to maintain a leverage ratio, as specified in the Select credit agreement, not to exceed 7.00 to 1.00. As of December 31, 2020, Select’s leverage ratio was 3.48 to 1.00.
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
Prepayment of Borrowings
Select will be required to prepay borrowings under the Select credit facilities with (i) the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the Select credit facilities or subject to a first lien intercreditor agreement, (ii) the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) a percentage of excess cash flow (as defined in the Select credit agreement) based on Select’s leverage ratio, as specified in the Select credit agreement. The Company will not be required to make a prepayment of borrowings as a result of excess cash flow for the year ended December 31, 2020.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

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
Concentra-JPM Revolving Facility
On June 1, 2015, Concentra Inc. entered into a first lien credit agreement (the “Concentra-JPM first lien credit agreement”). The Concentra-JPM first lien credit agreement currently provides for availability of up to $100.0 million under a revolving credit facility (the “Concentra-JPM revolving facility”), which matures March 1, 2022. At December 31, 2020, Concentra Inc. had $83.6 million of availability under the Concentra-JPM revolving facility after giving effect to $16.4 million of outstanding letters of credit.
The interest rate on amounts borrowed under the Concentra-JPM revolving facility is equal to the Adjusted LIBO Rate (as defined in the Concentra-JPM first lien credit agreement) plus a percentage ranging from 2.25% to 2.50%, or the Alternate Base Rate (as defined in the Concentra-JPM first lien credit agreement) plus a percentage ranging from 1.25% to 1.50%, in each case subject to a first lien net leverage ratio, as specified in the Concentra-JPM first lien credit agreement.
At December 31, 2020, the applicable interest rate for the Concentra-JPM revolving facility was the Adjusted LIBO Rate plus 2.50% or the Alternate Base Rate plus 1.50%.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

Loss on Early Retirement of Debt
During the year ended December 31, 2018, the Company refinanced its Select credit facilities and the Concentra-JPM first lien credit agreement which resulted in losses on early retirement of debt of $14.2 million. The loss on early retirement of debt consisted of $3.0 million of debt extinguishment losses and $11.2 million of debt modification losses.
During the year ended December 31, 2019, the Company refinanced its senior notes, Select credit facilities, the Concentra-JPM first and second lien credit agreements which resulted in losses on early retirement of debt of $38.1 million. The losses on early retirement of debt consisted of $22.1 million of debt extinguishment losses and $16.0 million of debt modification losses.
12.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on the Select term loan, which bears interest at a variable interest rate, as discussed further in Note 11 – Long-Term Debt and Notes Payable. The Company’s objective in using an interest rate derivative was to mitigate its exposure to increases in interest rates. To accomplish this objective, the Company entered into an interest rate cap agreement in October 2020. The interest rate cap will limit the Company’s exposure to increases in the reference rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and is effective March 31, 2021 for the monthly periods from and including April 30, 2021 through September 30, 2024. The interest rate cap has a deferred premium; accordingly, the Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% on the notional amount.
As of December 31, 2020, the interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when the reference rate exceeds 1.0%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income and into interest expense when the hedged interest obligations affect earnings. During the year ended December 31, 2020, the Company recognized losses, net of tax, of $2.0 million related to changes in the fair value of the interest rate cap contract in other comprehensive income. The Company did not reclassify any amounts out of accumulated other comprehensive income into interest expense during the year ended December 31, 2020. Refer to Note 13 – Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate cap contract and its balance sheet classification.
Based on the fair value of the interest rate cap contract December 31, 2020, the estimated pre-tax losses expected to be reclassified from accumulated other comprehensive income into interest expense within the next twelve months is approximately $1.3 million.
13.     Fair Value of Financial Instruments
Financial instruments which are measured at fair value, or for which a fair value is disclosed, are classified in the fair value hierarchy, as outlined below, on the basis of the observability of the inputs used in the fair value measurement:
•Level 1 – inputs are based upon quoted prices for identical instruments in active markets.
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data.
•Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the instrument.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Fair Value of Financial Instruments (Continued)

The Company’s interest rate cap contract is recorded at its fair value in the consolidated balance sheets on a recurring basis. The fair value of the interest rate cap contract is based upon a model-derived valuation using observable market inputs, such as interest rates and interest rate volatility, and the strike price.

			December 31,
Financial Instrument	Balance Sheet Classification	Level	2019	2020
			(in thousands)
Interest rate cap contract, current portion	Accrued other	Level 2	$—	$1,339
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	—	1,392
The Company does not measure its indebtedness at fair value in its consolidated balance sheets. The fair value of the Select credit facilities is based on quoted market prices for this debt in the syndicated loan market. The fair value of the senior notes is based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 11 – Long-Term Debt and Notes Payable, approximates fair value.

		December 31, 2019		December 31, 2020
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Select 6.250% senior notes	Level 2	$1,245,044	$1,322,020	$1,241,820	$1,316,875
Select credit facilities:
Select term loan	Level 2	2,121,521	2,145,959	2,085,895	2,082,403
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.
14.     Stock Repurchase Program
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
Holdings did not repurchase shares under the common stock repurchase program during the years ended December 31, 2018. During the year ended December 31, 2019, Holdings repurchased 2,165,221 shares at a cost of approximately $33.2 million. During the year ended December 31, 2020, Holdings repurchased 491,559 shares at a cost of approximately $8.7 million. The common stock repurchase program has available capacity of $143.4 million as of December 31, 2020.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information
The Company identifies its segments according to how the chief operating decision maker evaluates financial performance and allocates resources. The Company’s reportable segments consist of the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services provided to related parties affiliated through the Company’s equity method investments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For the year ended December 31, 2020, the Company’s other activities also include other operating income related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the coronavirus disease 2019 (“COVID-19”). Refer to Note 22 – CARES Act for further information.
The Company evaluates the performance of its segments based on Adjusted EBITDA. For the years ended December 31, 2018, 2019, and 2020, Adjusted EBITDA is defined as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, acquisition costs associated with U.S. HealthWorks, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. The Company has provided additional information regarding its reportable segments, such as total assets, which contributes to the understanding of the Company and provides useful information to the users of the consolidated financial statements.
The following tables summarize selected financial data for the Company’s reportable segments.

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra(1)	Other	Total
	(in thousands)
Revenue	$1,753,584	$583,745	$995,794	$1,557,673	$190,462	$5,081,258
Adjusted EBITDA	243,015	108,927	142,005	251,977	(100,769)	645,155
Total assets	1,771,605	894,192	1,002,819	2,178,868	116,781	5,964,265
Capital expenditures	40,855	42,389	30,553	42,205	11,279	167,281

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922
Adjusted EBITDA	254,868	135,857	151,831	276,482	(108,130)	710,908
Total assets	2,099,833	1,127,028	1,289,190	2,372,187	452,050	7,340,288
Capital expenditures	45,573	27,216	33,628	44,101	6,608	157,126

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospitals	Rehabilitation Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,077,499	$734,673	$919,913	$1,501,434	$298,194	$5,531,713
Adjusted EBITDA	342,427	153,203	79,164	252,892	(27,120)	800,566
Total assets	2,213,892	1,148,617	1,302,110	2,400,646	590,134	7,655,399
Capital expenditures	49,726	7,571	28,876	50,114	10,153	146,440

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra(2)	Other	Total
	(in thousands)
Adjusted EBITDA	$243,015	$108,927	$142,005	$251,977	$(100,769)
Depreciation and amortization	(45,797)	(24,101)	(27,195)	(95,521)	(9,041)
Stock compensation expense	—	—	—	(2,883)	(20,443)
U.S. HealthWorks acquisition costs	—	—	—	(2,895)	—
Income (loss) from operations	$197,218	$84,826	$114,810	$150,678	$(130,253)	$417,279
Loss on early retirement of debt						(14,155)
Equity in earnings of unconsolidated subsidiaries						21,905
Gain on sale of businesses						9,016
Interest expense						(198,493)
Income before income taxes						$235,552

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$254,868	$135,857	$151,831	$276,482	$(108,130)
Depreciation and amortization	(50,763)	(27,322)	(28,301)	(96,807)	(9,383)
Stock compensation expense	—	—	—	(3,069)	(23,382)
Income (loss) from operations	$204,105	$108,535	$123,530	$176,606	$(140,895)	$471,881
Loss on early retirement of debt						(38,083)
Equity in earnings of unconsolidated subsidiaries						24,989
Gain on sale of businesses						6,532
Interest expense						(200,570)
Income before income taxes						$264,749

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$342,427	$153,203	$79,164	$252,892	$(27,120)
Depreciation and amortization	(51,531)	(27,727)	(29,009)	(87,865)	(9,527)
Stock compensation expense	—	—	—	(2,512)	(24,738)
Income (loss) from operations	$290,896	$125,476	$50,155	$162,515	$(61,385)	$567,657
Equity in earnings of unconsolidated subsidiaries						29,440
Gain on sale of businesses						12,387
Interest expense						(153,011)
Income before income taxes						$456,473
_______________________________________________________________________________
(1)    The Concentra segment includes the operating results of U.S. HealthWorks beginning February 1, 2018.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue:

	For the Year Ended December 31, 2018
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$893,429	$293,913	$161,054	$2,168	$—	$1,350,564
Non-Medicare	847,447	254,215	762,247	1,545,852	—	3,409,761
Total patient services revenue	1,740,876	548,128	923,301	1,548,020	—	4,760,325
Other revenue	12,708	35,617	72,493	9,653	190,462	320,933
Total revenue	$1,753,584	$583,745	$995,794	$1,557,673	$190,462	$5,081,258

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$907,963	$332,514	$171,690	$1,965	$—	$1,414,132
Non-Medicare	916,650	300,113	794,288	1,615,529	—	3,626,580
Total patient services revenue	1,824,613	632,627	965,978	1,617,494	—	5,040,712
Other revenue	11,905	38,344	80,033	11,323	271,605	413,210
Total revenue	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$900,593	$345,642	$137,447	$1,284	$—	$1,384,966
Non-Medicare	1,164,410	349,530	719,600	1,488,976	—	3,722,516
Total patient services revenue	2,065,003	695,172	857,047	1,490,260	—	5,107,482
Other revenue	12,496	39,501	62,866	11,174	298,194	424,231
Total revenue	$2,077,499	$734,673	$919,913	$1,501,434	$298,194	$5,531,713
17.     Sale of Businesses
The Company recognized gains of $9.0 million and $6.5 million during the years ended December 31, 2018 and 2019, respectively. These gains resulted principally from the sale of outpatient rehabilitation businesses to equity method investees.
During the year ended December 31, 2020, the Company sold three businesses, including Concentra’s Department of Veterans Affairs community-based outpatient clinic business, for a total selling price of approximately $87.0 million, which excludes transaction expenses and certain other adjustments set forth in each respective purchase agreement. These sales resulted in gains of approximately $21.4 million. During the year ended December 31, 2020, the Company also accrued a liability and incurred a loss of $9.0 million related to the indemnity provision associated with a previously sold business.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Stock-based Compensation
Holdings’ equity incentive plan provides for the issuance of various stock-based awards. Under its current plan, which was approved during the year ended December 31, 2020, Holdings has issued restricted stock awards. The equity plan currently allows for the issuance of 7,484,000 awards, as adjusted for cancelled or forfeited awards through December 31, 2020. As of December 31, 2020, Holdings has capacity to issue 6,005,786 stock-based awards under its equity plan. The equity plan allows for authorized but previously unissued shares or shares previously issued and outstanding and reacquired by Holdings to satisfy these awards.
The Company measures the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognizes the costs over the period during which employees are required to provide services. Restricted stock awards are valued using the closing market price of Holdings’ stock on the date of grant. These restricted stock awards generally vest over three to four years. Forfeitures are recognized as they occur.
Transactions related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2020	4,607	$17.03
Granted	1,478	17.17
Vested	(1,478)	14.99
Forfeited	(84)	17.03
Unvested balance, December 31, 2020	4,523	$17.74
For the years ended December 31, 2018, 2019, and 2020, the weighted average grant date fair values of restricted stock awards granted were $19.72, $16.60, and $17.17, respectively. For the years ended December 31, 2018, 2019, and 2020, the fair values of restricted stock awards vested were $19.1 million, $15.6 million, and $22.2 million, respectively.
For the years ended December 31, 2018 and 2019, the intrinsic values of stock options exercised were $1.8 million and $0.7 million, respectively. Holdings did not have any stock options outstanding or exercisable during the year ended December 31, 2020.
Stock compensation expense recognized by the Company was as follows:

	For the Year Ended December 31,
	2018	2019	2020
	(in thousands)
Stock compensation expense:
Included in general and administrative	$17,604	$20,334	$22,053
Included in cost of services	5,722	6,117	5,197
Total	$23,326	$26,451	$27,250
Future stock compensation expense based on current stock-based awards is estimated to be as follows:

	2021	2022	2023	2024
	(in thousands)
Stock compensation expense	$23,589	$15,143	$6,229	$1,312

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Income Taxes
The components of the Company’s income tax expense for the years ended December 31, 2018, 2019, and 2020 were as follows:

	For the Year Ended December 31,
	2018	2019	2020
	(in thousands)
Current income tax expense:
Federal	$36,072	$55,822	$95,633
State and local	15,321	15,331	30,949
Total current income tax expense	51,393	71,153	126,582
Deferred income tax expense (benefit)	7,217	(7,435)	(14,715)
Total income tax expense	$58,610	$63,718	$111,867
Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2018	2019	2020
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, less federal income tax benefit	5.0	4.2	5.8
Permanent differences	1.0	0.4	0.5
Deferred income taxes - state income tax rate adjustment	0.4	0.8	0.0
Uncertain tax positions	(0.8)	(0.1)	(0.1)
Valuation allowance	0.5	0.5	0.0
Limitation on Officers’ compensation	1.1	1.3	1.1
Stock-based compensation	(2.2)	(0.7)	(1.4)
Non-controlling interest	(2.1)	(2.9)	(3.3)
Other	1.0	(0.4)	0.9
Effective income tax rate	24.9%	24.1%	24.5%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2019	2020
	(in thousands)
Deferred tax assets
Implicit discounts and adjustments	$13,097	$13,825
Compensation and benefit-related accruals	55,300	54,464
Professional malpractice liability insurance	13,753	17,330
Deferred revenue	274	163
Federal and state net operating loss and state tax credit carryforwards	38,933	34,417
Interest limitation carryforward	4,943	686
Stock awards	6,251	3,638
Equity investments	2,914	4,627
Operating lease liabilities	267,513	223,875
CARES Act employer payroll tax deferral	—	23,001
Derivatives	—	705
Other	2,344	2,489
Deferred tax assets	$405,322	$379,220
Valuation allowance	(18,461)	(17,339)
Deferred tax assets, net of valuation allowance	$386,861	$361,881
Deferred tax liabilities
Deferred income	$(9,190)	$(4,595)
Investment in unconsolidated affiliates	(7,498)	(10,401)
Depreciation and amortization	(225,079)	(238,655)
Deferred financing costs	(6,250)	(5,003)
Operating lease right-of-use assets	(263,818)	(210,045)
Other	(3,546)	(4,844)
Deferred tax liabilities	$(515,381)	$(473,543)
Deferred tax liabilities, net of deferred tax assets	$(128,520)	$(111,662)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2019	2020
	(in thousands)
Other assets	$19,738	$20,759
Non-current deferred tax liability	(148,258)	(132,421)
	$(128,520)	$(111,662)
The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. This legislation had the effect of increasing the Company’s deferred income taxes and decreasing its current income taxes payable by approximately $15.5 million and resulted from bonus depreciation on certain types of qualified property for tax years beginning January 1, 2018, and the provision for an increase in the amounts allowed for interest expense deductions for tax years beginning January 1, 2019. The legislation related to net operating losses did not impact the Company’s deferred tax balances. The CARES Act also allowed eligible employers to defer payment on their share of payroll taxes otherwise required to be deposited between March 27, 2020 and December 31, 2020, as described further in Note 22 – CARES Act. This legislation had the effect of decreasing the Company’s deferred income taxes and increasing its current income taxes payable by approximately $23.0 million as of December 31, 2020.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Income Taxes (Continued)

As of December 31, 2019 and 2020, the Company’s valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The state net deferred tax assets have a full valuation allowance recorded for entities that have a cumulative history of pre-tax losses (current year in addition to the two prior years). For the year ended December 31, 2019, the Company recorded a net valuation allowance increase of $0.6 million. For the year ended December 31, 2020, the Company recorded a net valuation allowance decrease of $1.1 million. These changes resulted from net changes in state net operating losses, as well as the sale of a business. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
At December 31, 2019 and 2020, the Company’s net deferred tax liabilities of approximately $128.5 million and $111.7 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effects on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.
The total state net operating losses are approximately $642.6 million. State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2021	$12,285	$9,571
2022	38,517	32,973
2023	23,036	17,659
2024	28,861	24,124
Thereafter through 2039	539,896	369,107

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.     Earnings per Share
The following table sets forth the net income attributable to the Company, its common shares outstanding, and its participating securities outstanding. There were no dividends declared or contractual dividends paid for the years ended December 31, 2018, 2019, and 2020.

	Basic EPS			Diluted EPS
	For the Year Ended December 31,			For the Year Ended December 31,
	2018	2019	2020	2018	2019	2020
	(in thousands)
Net income	$176,942	$201,031	$344,606	$176,942	$201,031	$344,606
Less: net income attributable to non-controlling interests	39,102	52,582	85,611	39,102	52,582	85,611
Net income attributable to the Company	137,840	148,449	258,995	137,840	148,449	258,995
Less: net income attributable to participating securities	4,551	4,995	8,896	4,548	4,994	8,896
Net income attributable to common shares	$133,289	$143,454	$250,099	$133,292	$143,455	$250,099
The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2018
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$133,289	130,172	$1.02	$133,292	130,256	$1.02
Participating securities	4,551	4,444	1.02	4,548	4,444	1.02
Total Company	$137,840			$137,840

	For the Year Ended December 31, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$143,454	130,248	$1.10	$143,455	130,276	$1.10
Participating securities	4,995	4,535	1.10	4,994	4,535	1.10
Total Company	$148,449			$148,449

	For the Year Ended December 31, 2020
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$250,099	129,780	$1.93	$250,099	129,780	$1.93
Participating securities	8,896	4,616	$1.93	8,896	4,616	$1.93
Total Company	$258,995			$258,995
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.     Commitments and Contingencies
Construction Commitments
At December 31, 2020, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $13.2 million.
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has designed a separate insurance program that responds to the risks of specific joint ventures. Most of the Company’s joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. The Company also maintains umbrella liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s other insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.     Commitments and Contingencies (Continued)

Wilmington Litigation.    On January 19, 2017, the United States District Court for the District of Delaware unsealed a qui tam complaint in United States of America and State of Delaware ex rel. Theresa Kelly v. Select Specialty Hospital-Wilmington, Inc. (“SSH-Wilmington”), Select Specialty Hospitals, Inc., Select Employment Services, Inc., Select Medical Corporation, and Crystal Cheek, No. 16‑347‑LPS. The complaint was initially filed under seal in May 2016 by a former chief nursing officer at SSH-Wilmington and was unsealed after the United States filed a Notice of Election to Decline Intervention in January 2017. The corporate defendants were served in March 2017. In the complaint, the plaintiff-relator alleges that the Select defendants and an individual defendant, who is a former health information manager at SSH-Wilmington, violated the False Claims Act and the Delaware False Claims and Reporting Act based on allegedly falsifying medical practitioner signatures on medical records and failing to properly examine the credentials of medical practitioners at SSH-Wilmington. In response to the Select defendants’ motion to dismiss the complaint, in May 2017 the plaintiff-relator filed an amended complaint asserting the same causes of action. The Select defendants filed a motion to dismiss the amended complaint based on numerous grounds, including that the amended complaint did not plead any alleged fraud with sufficient particularity, failed to plead that the alleged fraud was material to the government’s payment decision, failed to plead sufficient facts to establish that the Select defendants knowingly submitted false claims or records, and failed to allege any reverse false claim. In March 2018, the District Court dismissed the plaintiff-relator’s claims related to the alleged failure to properly examine medical practitioners’ credentials, her reverse false claims allegations, and her claim that the defendants violated the Delaware False Claims and Reporting Act. It denied the defendants’ motion to dismiss claims that the allegedly falsified medical practitioner signatures violated the False Claims Act. Separately, the District Court dismissed the individual defendant due to the plaintiff-relator’s failure to timely serve the amended complaint upon her.
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
In January 2021, the Company entered into a settlement agreement with the plaintiff-relator. Under the terms of the settlement, the Company agreed to make payments to the government, the plaintiff-relator and her counsel. Such payments, in the aggregate, are immaterial to the Company’s financial statements. In the settlement agreement, the plaintiff-relator released all defendants from liability for all conduct alleged in the federal and state court complaints, and the Company admitted no liability or wrongdoing. In connection with the settlement, the Office of the United States Attorney for the District of Delaware issued a letter to the Company stating that it does not have any present intention, based on facts now known, to pursue an investigation and/or to file suit under the False Claims Act against the Company with respect to any of the allegations made in the federal litigation.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.     Commitments and Contingencies (Continued)

Ann Arbor Complaint. On May 12, 2020, the United States District Court for the Eastern District of Michigan unsealed qui tam complaints in United States of America and State of Michigan ex rel. Neal Elkin v. Select Medical Holdings Corp., Select Medical, and Select Specialty Hospital – Ann Arbor, Inc. (“SSH-Ann Arbor”), No. 12-cv-13984. An initial complaint was filed under seal in September 2012 and a first amended complaint was filed under seal in September 2019. Both complaints were unsealed after the United States and State of Michigan filed a Notice of Election to Decline Intervention in May 2020. In the first amended complaint, the plaintiff-relator, a physician formerly practicing at SSH-Ann Arbor, alleges that the defendants had a policy to keep respiratory patients on ventilators longer than medically necessary in order to increase reimbursement, and that, after he complained of this practice, SSH-Ann Arbor retaliated by refusing to assign new patients to him. The first amended complaint was never served on the defendants. On January 15, 2021, the District Court, at the request of the plaintiff-relator and with the consent of the United States and the State of Michigan, dismissed the action without prejudice.
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
Medicare Dual-Eligible Litigation
The Company’s critical illness recovery hospitals have pursued claims against CMS involving denied Medicare bad debt reimbursement for copayments and deductibles of dual-eligible Medicaid beneficiaries. One group of claims affects 75 hospitals in 26 states for cost reporting periods ending in 2005 through 2010. After appeals taken by the Company, a U.S. District Court, in August 2019, ruled in favor of the Company and ordered CMS to determine and pay the Medicare bad debt reimbursement plus interest. The Company and CMS agreed on the amounts of bad debts incurred, but CMS took the position that these amounts need to be reduced by what the state Medicaid programs would have paid. In December 2020, the Company filed a motion with the U.S. District Court to enforce the judgment and order CMS to pay the bad debt amounts without a Medicaid reduction. In January 2021, the Company received correspondence from CMS indicating that it was proceeding to effectuate the judgment based on its own computation of the Medicare bad debt reimbursement. In February 2021, the Company received reimbursement proceeds of $17.9 million plus accrued interest of $4.7 million. These amounts will be recognized as income during 2021. The Company believes that CMS owes it an additional $2.3 million; the Company’s motion with the U.S. District Court is still pending with regards to this disputed amount.
22.     CARES Act
Provider Relief Funds
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act provided additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 pandemic, including $100.0 billion in appropriations for the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, to be used for preventing, preparing, and responding to COVID-19, and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” These health care related expenses could include costs associated with constructing temporary structures or emergency operation centers, retrofitting facilities, purchasing medical supplies and equipment including personal protective equipment and testing supplies, and increasing workforce and trainings. The Company is able to use payments received under the Provider Relief Fund through June 30, 2021.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.     CARES Act (Continued)
On December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSA Act”) was signed into law. The CRRSA Act legislated certain provisions and reporting requirements associated with the payments received under the Provider Relief Fund, including provisions surrounding how an entity should calculate lost revenues and a provision specifying that a parent organization may allocate all or a portion of the General and Targeted Distributions it has received among its other subsidiaries. As discussed above, the payments received under the Provider Relief Fund are to be used for health care related expenses and lost revenues attributable to the COVID-19 pandemic. These amounts, which are to be calculated in accordance with the terms and conditions set forth by the Department of Health and Human Services (“HHS”), must be determined for each of the Company’s subsidiaries by taxpayer identification number. Further, the payments are to be applied first against health care related expenses and then applied to lost revenue attributable to the COVID-19 pandemic.
On January 15, 2021, HHS released an updated post-payment notice of reporting requirements which incorporates the provisions of the CRRSA Act. HHS continues to release updated guidance and new or modified responses to Frequently Asked Questions regarding the Provider Relief Fund payments. The Company believes that any changes made to the terms and conditions from those contained in the CRRSA Act are a change to, rather than clarification of, the terms and conditions which existed as of December 31, 2020. Further, the Company believes that the terms and conditions surrounding the Provider Relief Fund payments are subject to additional changes given the series of post-payment notices of reporting requirements and other guidance issued by HHS during the year ended December 31, 2020, which, in some instances, significantly altered the terms and conditions surrounding the Provider Relief Fund payments.
The Company’s consolidated subsidiaries received approximately $172.6 million of payments under the Provider Relief Fund as of December 31, 2020. Since December 31, 2020, the Company has received an additional $34.6 million of General Distributions. Under the Company’s accounting policy, payments are recognized on the books and records of the Company’s subsidiaries as other operating income when it is probable that it has complied with the terms and conditions of the funds. The Company evaluated its compliance with the terms and conditions set forth within the CRRSA Act and by HHS as of December 31, 2020, and recognized approximately $90.0 million as other operating income on the accompanying consolidated statement of operations.
The remaining Provider Relief Fund payments of approximately $82.6 million at December 31, 2020 are reported as “unearned government assistance” on the accompanying consolidated balance sheet. Of this amount, approximately $54.5 million relates to payments received where uncertainties exist related to the Company’s ability to recognize the payments as other operating income. Such funds may need to be repaid to the government to the extent that they cannot be utilized in accordance with the regulations promulgated by HHS. The remaining amounts are anticipated to be recognized through June 30, 2021 as healthcare expenses attributable to the COVID-19 pandemic are incurred.
Medicare Accelerated and Advance Payments Program
In accordance with the CARES Act, CMS temporarily expanded its current Accelerated and Advance Payment Program for Medicare providers. Under this program, qualified healthcare providers could receive advanced or accelerated payments from CMS. The Company’s consolidated subsidiaries received approximately $321.8 million of advanced payments under this program. The majority of these payments were received in April 2020.
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
Due to the mechanism in which the advanced payments are repaid, there is uncertainty surrounding when the Company will repay the advances it received under this program. Accordingly, amounts received under the Accelerated and Advance Payment Program are reflected as a current liability under “government advances” on the accompanying consolidated balance sheet.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.     CARES Act (Continued)
Employer Payroll Tax Deferral
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as allowed by the CARES Act through December 31, 2020. The Company is able to defer half of its share of payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022. As of December 31, 2020, the Company deferred approximately $106.2 million of payroll taxes. These amounts are reflected in “accrued payroll” and “other non-current liabilities” on the accompanying consolidated balance sheet.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
23.     Selected Quarterly Financial Data (Unaudited)
The tables below sets forth selected unaudited financial data for each quarter of the last two years.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
For the year ended December 31, 2019
Revenue	$1,324,631	$1,361,364	$1,393,343	$1,374,584
Cost of services, exclusive of depreciation and amortization	1,132,092	1,150,150	1,183,111	1,175,649
Depreciation and amortization	52,138	54,993	52,941	52,504
Income from operations	111,724	124,882	122,906	112,369
Net income	53,344	59,986	44,030	43,671
Net income attributable to Select Medical Holdings Corporation	40,834	44,816	30,732	32,067
Earnings per common share:(1)
Basic	$0.30	$0.33	$0.23	$0.24
Diluted	$0.30	$0.33	$0.23	$0.24

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
For the year ended December 31, 2020
Revenue	$1,414,632	$1,232,718	$1,423,869	$1,460,494
Cost of services, exclusive of depreciation and amortization	1,200,371	1,082,456	1,180,951	1,246,594
Depreciation and amortization	51,752	52,271	50,110	51,526
Income from operations(2)	128,678	119,518	156,132	163,329
Net income	70,448	67,486	104,457	102,215
Net income attributable to Select Medical Holdings Corporation	53,125	51,650	76,946	77,274
Earnings per common share:(1)
Basic	$0.40	$0.39	$0.57	$0.57
Diluted	$0.40	$0.39	$0.57	$0.57
_______________________________________________________________________________
(1)Due to rounding, the summation of quarterly earnings per common share balances may not equal year to date equivalents.
(2)For the year ended December 31, 2020, the Company recognized payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to COVID-19 as other operating income. Income from operations included $55.0 million and $36.2 million of other operating income for the second and fourth quarters ended December 31, 2020. Income from operations included a reduction to other operating income of $1.2 million for the third quarter ended December 31, 2020. Refer to Note 22 – CARES Act for further information.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2021, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Income Tax Valuation Allowance
Year ended December 31, 2020	$18,461	$(484)	$—	$(638)	$17,339
Year ended December 31, 2019	$17,893	$568	$—	$—	$18,461
Year ended December 31, 2018	$12,986	$1,032	$3,875	$—	$17,893
_______________________________________________________________________________
(1)Includes valuation allowance reserves resulting from business combinations.
(2)Valuation allowance deductions relate to the disposition of certain subsidiaries.