Form 10-Q
period 2021-03-31
SELECT MEDICAL HOLDINGS CORP
filed 2021-05-06
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2021, Select Medical Holdings Corporation had outstanding 134,838,706 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2020	March 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$577,061	$750,274
Accounts receivable	896,763	959,715
Prepaid income taxes	5,686	5,657
Other current assets	114,490	119,668
Total Current Assets	1,594,000	1,835,314
Operating lease right-of-use assets	1,032,217	1,053,880
Property and equipment, net	943,420	930,843
Goodwill	3,379,014	3,390,325
Identifiable intangible assets, net	387,541	384,322
Other assets	319,207	326,097
Total Assets	$7,655,399	$7,920,781
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	$220,413	$223,648
Current portion of long-term debt and notes payable	12,621	15,426
Accounts payable	177,087	189,170
Accrued payroll	224,876	228,839
Accrued vacation	132,811	140,622
Accrued interest	29,240	10,072
Accrued other	228,948	253,141
Government advances (Note 15)	321,807	324,975
Unearned government assistance (Note 15)	82,607	101,814
Income taxes payable	7,956	52,545
Total Current Liabilities	1,438,366	1,540,252
Non-current operating lease liabilities	875,367	894,526
Long-term debt, net of current portion	3,389,398	3,387,249
Non-current deferred tax liability	132,421	133,408
Other non-current liabilities	168,703	168,798
Total Liabilities	6,004,255	6,124,233
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	398,171	445,931
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 134,850,735 and 134,838,706 shares issued and outstanding at 2020 and 2021, respectively	135	135
Capital in excess of par	509,128	514,336
Retained earnings	553,244	625,381
Accumulated other comprehensive income (loss)	(2,027)	6,124
Total Stockholders’ Equity	1,060,480	1,145,976
Non-controlling interests	192,493	204,641
Total Equity	1,252,973	1,350,617
Total Liabilities and Equity	$7,655,399	$7,920,781

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2020	2021
Revenue	$1,414,632	$1,546,463
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,200,371	1,293,449
General and administrative	33,831	35,403
Depreciation and amortization	51,752	49,620
Total costs and expenses	1,285,954	1,378,472
Other operating income	—	34,021
Income from operations	128,678	202,012
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	2,588	9,919
Gain on sale of businesses	7,201	—
Interest income	—	4,749
Interest expense	(46,107)	(34,402)
Income before income taxes	92,360	182,278
Income tax expense	21,912	45,064
Net income	70,448	137,214
Less: Net income attributable to non-controlling interests	17,323	26,668
Net income attributable to Select Medical Holdings Corporation	$53,125	$110,546
Earnings per common share (Note 13):
Basic	$0.40	$0.82

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2021
Net income	$70,448	$137,214
Other comprehensive income:
Gain on interest rate cap cash flow hedge, net of tax effect of $2,834	—	8,151
Comprehensive income	70,448	145,365
Less: Comprehensive income attributable to non-controlling interests	17,323	26,668
Comprehensive income attributable to Select Medical Holdings Corporation	$53,125	$118,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Three Months Ended March 31, 2021

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				110,546		110,546		110,546
Net income attributable to non-controlling interests						—	17,042	17,042
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(14)	0	0			—		—
Vesting of restricted stock			6,173			6,173		6,173
Non-controlling interests acquired in business combination						—	8,193	8,193
Distributions to and purchases of non-controlling interests			(787)			(787)	(13,458)	(14,245)
Redemption value adjustment on non-controlling interests				(38,405)		(38,405)		(38,405)
Gain on interest rate cap cash flow hedge, net of tax effect					8,151	8,151		8,151
Other			(178)	(4)		(182)	371	189
Balance at March 31, 2021	134,838	$135	$514,336	$625,381	$6,124	$1,145,976	$204,641	$1,350,617

	For the Three Months Ended March 31, 2020

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$—	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				53,125		53,125		53,125
Net income attributable to non-controlling interests						—	10,067	10,067
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(15)	0	0			—		—
Vesting of restricted stock			6,136			6,136		6,136
Repurchase of common shares	(492)		(5,350)	(3,341)		(8,691)		(8,691)
Issuance of non-controlling interests						—	1,679	1,679
Distributions to and purchases of non-controlling interests				(2,726)		(2,726)	(4,048)	(6,774)
Redemption value adjustment on non-controlling interests				(10,123)		(10,123)		(10,123)
Other				(55)		(55)	420	365
Balance at March 31, 2020	133,823	$134	$491,824	$316,680	$—	$808,638	$166,181	$974,819
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2021
Operating activities
Net income	$70,448	$137,214
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	8,479	11,633
Depreciation and amortization	51,752	49,620
Provision for expected credit losses	199	67
Equity in earnings of unconsolidated subsidiaries	(2,588)	(9,919)
Loss (gain) on sale or disposal of assets and businesses	(7,339)	72
Stock compensation expense	6,903	6,709
Amortization of debt discount, premium and issuance costs	553	543
Deferred income taxes	9,364	(897)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(53,928)	(60,142)
Other current assets	27	(4,425)
Other assets	2,248	961
Accounts payable	(8,992)	23,460
Accrued expenses	(44,455)	21,167
Unearned government assistance	—	19,207
Income taxes	11,413	44,618
Net cash provided by operating activities	44,084	239,888
Investing activities
Business combinations, net of cash acquired	(6,833)	(6,314)
Purchases of property and equipment	(39,208)	(39,719)
Investment in businesses	(9,848)	(6,571)
Proceeds from sale of assets and businesses	11,230	19
Net cash used in investing activities	(44,659)	(52,585)
Financing activities
Borrowings on revolving facilities	460,000	—
Payments on revolving facilities	(295,000)	—
Payments on term loans	(39,843)	—
Borrowings of other debt	6,487	8,915
Principal payments on other debt	(8,099)	(9,342)
Repurchase of common stock	(8,691)	—
Proceeds from issuance of non-controlling interests	1,679	—
Distributions to and purchases of non-controlling interests	(12,474)	(13,663)
Purchase of membership interests of Concentra Group Holdings Parent	(366,203)	—
Net cash used in financing activities	(262,144)	(14,090)
Net increase (decrease) in cash and cash equivalents	(262,719)	173,213
Cash and cash equivalents at beginning of period	335,882	577,061
Cash and cash equivalents at end of period	$73,163	$750,274
Supplemental Information
Cash paid for interest	$67,885	$52,470
Cash paid for taxes	1,135	1,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of March 31, 2021, and for the three month periods ended March 31, 2020 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.
2.    Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 18% and 17% of the Company’s accounts receivable is due from Medicare at December 31, 2020, and March 31, 2021, respectively.
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
The Company’s redeemable non-controlling interests are comprised primarily of the voting membership interests owned by outside members of Concentra Group Holdings Parent, each of which have put rights with respect to their interests in Concentra Group Holdings Parent.

The changes in redeemable non-controlling interests were as follows:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Balance as of January 1	$974,541	$398,171
Net income attributable to redeemable non-controlling interests	7,256	9,626
Distributions to and purchases of redeemable non-controlling interests	(5,687)	(614)
Purchase of membership interests of Concentra Group Holdings Parent	(366,203)	—
Redemption value adjustment on redeemable non-controlling interests	10,123	38,405
Other	347	343
Balance as of March 31	$620,377	$445,931
5.     Variable Interest Entities
Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning medical practices which directly employ physicians and from exercising control over medical decisions by physicians. In these states, the Company enters into long-term management agreements with medical practices that are owned by licensed physicians, which, in turn, employ or contract with physicians who provide professional medical services. The management agreements provide for the Company to direct the transfer of ownership of the medical practices to new licensed physicians at any time. Based on the provisions of the management agreements, the medical practices are variable interest entities for which the Company is the primary beneficiary.
As of December 31, 2020 and March 31, 2021, the total assets of the Company’s variable interest entities were $208.4 million and $229.0 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2020 and March 31, 2021, the total liabilities of these variable interest entities were $55.1 million and $63.2 million, respectively, and are principally comprised of accounts payable and accrued expenses. The Company’s variable interest entities have obligations payable for services received under the aforementioned management agreements of $151.8 million and $164.3 million as of December 31, 2020 and March 31, 2021, respectively; these intercompany balances are eliminated in consolidation.
6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties.
The Company’s total lease cost was as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$69,792	$1,733	$71,525	$70,114	$1,799	$71,913
Finance lease cost:
Amortization of right-of-use assets	62	—	62	35	—	35
Interest on lease liabilities	256	—	256	251	—	251
Variable lease cost	12,232	156	12,388	13,009	3	13,012
Sublease income	(2,555)	—	(2,555)	(2,234)	—	(2,234)
Total lease cost	$79,787	$1,889	$81,676	$81,175	$1,802	$82,977

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$70,282	$72,437
Operating cash flows for finance leases	256	251
Financing cash flows for finance leases	43	58
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$67,894	$79,987
Finance leases	—	138

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020			March 31, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating Leases
Operating lease right-of-use assets	$1,002,151	$30,066	$1,032,217	$1,024,736	$29,144	$1,053,880

Current operating lease liabilities	$214,377	$6,036	$220,413	$217,557	$6,091	$223,648
Non-current operating lease liabilities	848,215	27,152	875,367	868,904	25,622	894,526
Total operating lease liabilities	$1,062,592	$33,188	$1,095,780	$1,086,461	$31,713	$1,118,174

	December 31, 2020			March 31, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Finance Leases
Property and equipment, net	$5,644	$—	$5,644	$5,798	$—	$5,798

Current portion of long-term debt and notes payable	$663	$—	$663	$544	$—	$544
Long-term debt, net of current portion	13,491	—	13,491	13,686	—	13,686
Total finance lease liabilities	$14,154	$—	$14,154	$14,230	$—	$14,230
The weighted average remaining lease terms and discount rates were as follows:

	December 31, 2020	March 31, 2021
Weighted average remaining lease term (in years):
Operating leases	7.8	7.9
Finance leases	31.2	30.8
Weighted average discount rate:
Operating leases	5.6%	5.5%
Finance leases	7.2%	7.2%

As of March 31, 2021, maturities of lease liabilities were approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021 (remainder of year)	$211,313	$1,116
2022	246,372	1,699
2023	200,937	1,710
2024	161,847	1,381
2025	129,235	1,205
Thereafter	508,893	29,019
Total undiscounted cash flows	1,458,597	36,130
Less: Imputed interest	340,423	21,900
Total discounted lease liabilities	$1,118,174	$14,230
7.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the three months ended March 31, 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2020	$1,084,761	$432,753	$646,433	$1,215,067	$3,379,014
Acquisition of businesses	—	9,402	721	1,188	11,311
Balance as of March 31, 2021	$1,084,761	$442,155	$647,154	$1,216,255	$3,390,325
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2020			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	18,392	—	18,392	18,327	—	18,327
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	291,923	(113,346)	178,577	295,423	(119,964)	175,459
Non-compete agreements	33,771	(11,771)	22,000	34,521	(12,557)	21,964
Total identifiable intangible assets	$517,658	$(130,117)	$387,541	$521,843	$(137,521)	$384,322
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At March 31, 2021, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 6.5 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $6.9 million and $7.1 million for the three months ended March 31, 2020 and 2021, respectively.

8.     Long-Term Debt and Notes Payable
As of March 31, 2021, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select 6.250% senior notes	$1,225,000	$32,254	$(16,215)	$1,241,039	$1,299,113
Select credit facilities:
Select term loan	2,103,437	(7,898)	(8,609)	2,086,930	2,087,661
Other debt, including finance leases	74,986	—	(280)	74,706	74,706
Total debt	$3,403,423	$24,356	$(25,104)	$3,402,675	$3,461,480
Principal maturities of the Company’s long-term debt and notes payable were approximately as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Select 6.250% senior notes	$—	$—	$—	$—	$—	$1,225,000	$1,225,000
Select credit facilities:
Select term loan	—	—	4,757	11,150	2,087,530	—	2,103,437
Other debt, including finance leases	14,307	3,909	21,154	23,717	334	11,565	74,986
Total debt	$14,307	$3,909	$25,911	$34,867	$2,087,864	$1,236,565	$3,403,423
As of December 31, 2020, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select 6.250% senior notes	$1,225,000	$33,773	$(16,953)	$1,241,820	$1,316,875
Select credit facilities:
Select term loan	2,103,437	(8,393)	(9,149)	2,085,895	2,082,403
Other debt, including finance leases	74,606	—	(302)	74,304	74,304
Total debt	$3,403,043	$25,380	$(26,404)	$3,402,019	$3,473,582
9.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on the Select term loan, which bears interest at a variable interest rate. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the reference rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. The interest rate cap is effective March 31, 2021 for the monthly periods from and including April 30, 2021 through September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when the reference rate exceeds 1.0%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income and into interest expense when the hedged interest obligations affect earnings. During the three months ended March 31, 2021, the Company recognized gains, net of tax, of $8.2 million related to changes in the fair value of the interest rate cap contract in other comprehensive income. The Company did not reclassify any amounts out of accumulated other comprehensive income into interest expense during the three months ended March 31, 2021. Refer to Note 10 – Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate cap contract and its balance sheet classification.
The estimated pre-tax losses expected to be reclassified from accumulated other comprehensive income into interest expense within the next twelve months are approximately $1.8 million.

10.     Fair Value of Financial Instruments
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
The Company’s interest rate cap contract is recorded at its fair value on a recurring basis. The fair value of the interest rate cap contract is based upon a model-derived valuation using observable market inputs, such as interest rates and interest rate volatility, and the strike price.

Financial Instrument	Balance Sheet Classification	Level	December 31, 2020	March 31, 2021
Asset:			(in thousands)
Interest rate cap contract, non-current portion	Other assets	Level 2	$—	$10,051
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$1,339	$1,797
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	1,392	—
The Company does not measure its indebtedness at fair value in its condensed consolidated balance sheets. The fair value of the Select credit facilities is based on quoted market prices for this debt in the syndicated loan market. The fair value of the senior notes is based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 8 – Long-Term Debt and Notes Payable, approximates fair value.

		December 31, 2020		March 31, 2021
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Select 6.250% senior notes	Level 2	$1,241,820	$1,316,875	$1,241,039	$1,299,113
Select credit facilities:
Select term loan	Level 2	2,085,895	2,082,403	2,086,930	2,087,661
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.

11.     Segment Information
The Company’s reportable segments consist of the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services with non-consolidating subsidiaries. For the three months ended March 31, 2021, the Company’s other activities also include other operating income related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the coronavirus disease 2019 (“COVID-19”). Refer to Note 15 – CARES Act for further information.
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Revenue:
Critical illness recovery hospital	$500,521	$594,872
Rehabilitation hospital	182,019	207,804
Outpatient rehabilitation	255,249	251,961
Concentra	398,535	422,840
Other	78,308	68,986
Total Company	$1,414,632	$1,546,463
Adjusted EBITDA:
Critical illness recovery hospital	$88,570	$113,272
Rehabilitation hospital	38,569	50,534
Outpatient rehabilitation	27,122	26,329
Concentra	61,466	82,015
Other	(28,394)	(13,809)
Total Company	$187,333	$258,341
Total assets:
Critical illness recovery hospital	$2,148,779	$2,233,067
Rehabilitation hospital	1,127,267	1,188,387
Outpatient rehabilitation	1,285,449	1,321,268
Concentra	2,354,169	2,468,157
Other	199,903	709,902
Total Company	$7,115,567	$7,920,781
Purchases of property and equipment:
Critical illness recovery hospital	$8,965	$14,385
Rehabilitation hospital	3,325	665
Outpatient rehabilitation	8,384	7,335
Concentra	15,586	12,680
Other	2,948	4,654
Total Company	$39,208	$39,719

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended March 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$88,570	$38,569	$27,122	$61,466	$(28,394)
Depreciation and amortization	(12,336)	(6,887)	(7,218)	(22,887)	(2,424)
Stock compensation expense	—	—	—	(767)	(6,136)
Income (loss) from operations	$76,234	$31,682	$19,904	$37,812	$(36,954)	$128,678
Equity in earnings of unconsolidated subsidiaries						2,588
Gain on sale of businesses						7,201
Interest expense						(46,107)
Income before income taxes						$92,360

	Three Months Ended March 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$113,272	$50,534	$26,329	$82,015	$(13,809)
Depreciation and amortization	(13,050)	(7,060)	(7,191)	(19,898)	(2,421)
Stock compensation expense	—	—	—	(536)	(6,173)
Income (loss) from operations	$100,222	$43,474	$19,138	$61,581	$(22,403)	$202,012
Equity in earnings of unconsolidated subsidiaries						9,919
Interest income						4,749
Interest expense						(34,402)
Income before income taxes						$182,278
12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three months ended March 31, 2020 and 2021:

	Three Months Ended March 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$241,509	$90,752	$40,832	$472	$—	$373,565
Non-Medicare	255,947	81,436	196,890	395,033	—	929,306
Total patient services revenues	497,456	172,188	237,722	395,505	—	1,302,871
Other revenue	3,065	9,831	17,527	3,030	78,308	111,761
Total revenue	$500,521	$182,019	$255,249	$398,535	$78,308	$1,414,632

	Three Months Ended March 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$232,140	$102,375	$36,291	$230	$—	$371,036
Non-Medicare	361,152	95,342	200,819	420,654	—	1,077,967
Total patient services revenues	593,292	197,717	237,110	420,884	—	1,449,003
Other revenue	1,580	10,087	14,851	1,956	68,986	97,460
Total revenue	$594,872	$207,804	$251,961	$422,840	$68,986	$1,546,463

13.    Earnings per Share
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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no dividends declared or contractual dividends paid for the three months ended March 31, 2020 and 2021.
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

	Basic EPS
	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net income	$70,448	$137,214
Less: net income attributable to non-controlling interests	17,323	26,668
Net income attributable to the Company	53,125	110,546
Less: net income attributable to participating securities	1,818	3,698
Net income attributable to common shares	$51,307	$106,848
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended March 31,
	2020			2021
	Net Income Allocation	Shares(1)	Basic EPS(2)	Net Income Allocation	Shares(1)	Basic EPS(2)
	(in thousands, except for per share amounts)
Common shares	$51,307	129,638	$0.40	$106,848	130,329	$0.82
Participating securities	1,818	4,594	0.40	3,698	4,511	0.82
Total Company	$53,125			$110,546
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.
(2)    As of March 31, 2020 and 2021, the Company’s capital structure does not contain any securities which could potentially dilute basic EPS.

14.    Commitments and Contingencies
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

New Jersey Litigation. In December 2020, the United States District Court for the District of New Jersey unsealed a qui tam complaint in United States of America and State of New Jersey ex rel. Keith A. DiLello, Sr. v. Hackensack Meridian Health, Jersey Shore University Medical Center, Ocean Medical Center, Seaview Orthopaedics, Shrewsbury Surgery Center, Kessler Rehabilitation, Dr. Halambros Demetriades, Dr. Theodore Kutzan, Dr. Adam Myers, Dr. Hoan-Vu Nguyen, Dr. Frederick De Paola, ABC Corporations 1-10, and John/Jane Does 1-10, Case 3:20-cv-02949-FLW-ZNQ. The complaint was filed under seal in March 2020 and was unsealed after the United States and State of New Jersey declined to intervene in the case. In the complaint, the plaintiff-relator, an automobile accident victim and former patient of the defendant providers, alleges that they routinely billed both personal injury protection (“PIP”) carriers and CMS. He alleges that they violated federal and state law by billing CMS when other insurance is available and failing to return payment to CMS after payment was made by the PIP carriers. In March 2021, defendant Kessler Rehabilitation waived service of process of the complaint. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.
Medicare Dual-Eligible Litigation
The Company’s critical illness recovery hospitals have pursued claims against CMS involving denied Medicare bad debt reimbursement for copayments and deductibles of dual-eligible Medicaid beneficiaries. One group of claims affects 75 hospitals in 26 states for cost reporting periods ending in 2005 through 2010. After appeals taken by the Company, a U.S. District Court, in August 2019, ruled in favor of the Company and ordered CMS to determine and pay the Medicare bad debt reimbursement plus interest. The Company and CMS agreed on the amounts of bad debts incurred, but CMS took the position that these amounts need to be reduced by what the state Medicaid programs would have paid. In December 2020, the Company filed a motion with the U.S. District Court to enforce the judgment and order CMS to pay the bad debt amounts without a Medicaid reduction. In January 2021, the Company received correspondence from CMS indicating that it was proceeding to effectuate the judgment based on its own computation of the Medicare bad debt reimbursement. In February 2021, the Company received reimbursement proceeds of $17.9 million plus accrued interest of $4.7 million. These amounts were recognized as other operating income and interest income, respectively, on the condensed consolidated statement of operations. The Company believes that CMS owes it an additional $2.3 million; the Company’s motion with the U.S. District Court is still pending with regards to this disputed amount.
15.     CARES Act
Provider Relief Funds
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. Since the enactment of the CARES Act, the Company’s consolidated subsidiaries have received approximately $208.0 million of payments from the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund. The Company is able to use payments received under the Provider Relief Fund for “health care related expenses or lost revenues that are attributable to coronavirus” through June 30, 2021. Health care related expenses and lost revenues must be determined for each of the Company’s subsidiaries by taxpayer identification number. The Provider Relief Fund payments must first be applied against health care related expenses attributable to COVID-19. Provider Relief Fund payments not fully expended on healthcare related expenses attributable to COVID-19 are then applied to lost revenues.
Since the CARES Act was enacted, the Department of Health and Human Services (“HHS”) has issued a series of post-payment notices of reporting requirements and other guidance which, in some instances, have significantly altered the terms and conditions surrounding the Provider Relief Fund payments. Consequently, the Company believes that the terms and conditions surrounding the Provider Relief Fund payments may be subject to changes in the future. The latest provisions and reporting requirements associated with the Provider Relief Fund payments were signed into law as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSA Act”) on December 27, 2020. This legislation, among other things, included provisions which permit a parent organization to allocate all or a portion of its targeted distributions among its subsidiaries. On January 15, 2021, HHS released an updated post-payment notice of reporting requirements which incorporates the provisions of the CRRSA Act. HHS has since released new or modified responses to Frequently Asked Questions regarding the Provider Relief Fund payments.
Under the Company’s accounting policy, payments are recognized on the books and records of the Company’s subsidiaries as other operating income when it is probable that it has complied with the terms and conditions of the funds. The Company evaluated its compliance with the terms and conditions set forth within the CRRSA Act and by HHS as of March 31, 2021, and recognized approximately $16.1 million as other operating income on the accompanying condensed consolidated statement of operations.

The remaining Provider Relief Fund payments of approximately $101.8 million are reported as “unearned government assistance” on the accompanying condensed consolidated balance sheet. Of this amount, approximately $82.4 million relates to payments received where uncertainties exist around the Company’s ability to recognize the payments as other operating income. Such funds may need to be repaid to the government to the extent that they cannot be utilized in accordance with the regulations promulgated by HHS. The remaining amounts are anticipated to be recognized through June 30, 2021, as healthcare expenses attributable to COVID-19 are incurred.
Medicare Accelerated and Advance Payments Program
The Company’s consolidated subsidiaries received approximately $325.0 million of advanced payments under CMS’ Accelerated and Advance Payment Program, which was temporarily expanded by the CARES Act. The majority of these payments were received in April 2020.
The Company is not required to repay the advance payments until one year after the payment was issued. After that first year, the Medicare program automatically recoups 25.0% of Medicare payments during the next 11 months. At the end of the eleven-month period, recoupment will increase to 50.0% for another six months. Any amounts that remain unpaid after 29 months would be subject to a 4.0% interest rate.
CMS will begin recouping a portion of the Medicare payments that the Company is due beginning in April 2021. Amounts received and owed to CMS under the Accelerated and Advance Payment Program are reflected as “government advances” on the accompanying condensed consolidated balance sheets.
16.     Subsequent Event
On May 5, 2021, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about June 1, 2021 to stockholders of record as of the close of business on May 19, 2021.

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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of March 31, 2021, we had operations in 46 states and the District of Columbia. We operated 99 critical illness recovery hospitals in 28 states, 30 rehabilitation hospitals in 12 states, and 1,809 outpatient rehabilitation clinics in 37 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 519 occupational health centers in 41 states as of March 31, 2021. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $1,546.5 million for the three months ended March 31, 2021. Of this total, we earned approximately 38% of our revenue from our critical illness recovery hospital segment, approximately 13% from our rehabilitation hospital segment, approximately 16% from our outpatient rehabilitation segment, and approximately 27% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Net income	$70,448	$137,214
Income tax expense	21,912	45,064
Interest expense	46,107	34,402
Interest income	—	(4,749)
Gain on sale of businesses	(7,201)	—
Equity in earnings of unconsolidated subsidiaries	(2,588)	(9,919)
Income from operations	128,678	202,012
Stock compensation expense:
Included in general and administrative	5,437	5,460
Included in cost of services	1,466	1,249
Depreciation and amortization	51,752	49,620
Adjusted EBITDA	$187,333	$258,341

Effects of the COVID-19 Pandemic on our Results of Operations during the Three Months Ended March 31, 2020 and 2021
Beginning in March 2020, state governments placed significant restrictions on businesses and mandated closures of non-essential or non-life sustaining businesses, causing many employers to furlough their workforce and temporarily cease or significantly reduce their operations. State governments also implemented restrictions on travel and individual activities outside of the home, closed schools, and mandated other social distancing measures. At the same time, hospitals and other facilities began suspending elective surgeries. In an effort to ensure hospitals and health systems had the capacity to absorb and effectively manage surges of COVID-19 patients, a number of waivers and modifications of certain requirements under the Medicare, Medicaid and CHIP programs were authorized in March 2020, including certain regulations under the Medicare program which govern admissions into our critical illness recovery hospitals and rehabilitation hospitals. Specifically, our critical illness recovery hospitals which are certified as LTCHs became exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. Our rehabilitation hospitals which are certified as IRFs could exclude patients admitted solely to respond to the emergency from the calculation of the “60 percent rule” thresholds to receive payment as an IRF. The COVID-19 public health emergency period has been extended and is currently in effect through July 20, 2021.
The adverse effects of the COVID-19 pandemic, along with the actions of governmental authorities and those in the private sector to limit the spread of COVID-19, caused disruptions in each of our segments; these disruptions were most significant within our outpatient rehabilitation and Concentra segments. By mid-March 2020, our outpatient rehabilitation clinics began experiencing significantly less patient visit volume due to declines in patient referrals from physicians, a reduction in workers’ compensation injury visits resulting from the temporary closure of businesses, and the suspension of elective surgeries which would have required outpatient rehabilitation services. Our Concentra centers experienced similar declines in patient visit volume due to businesses furloughing their workforce and temporarily ceasing or significantly reducing their operations. The effects of the COVID-19 pandemic continued to adversely impact our patient visit volume in January and February 2021; however, in March 2021, both our outpatient rehabilitation clinics and Concentra centers experienced patient visit volume approximating the levels experienced in January and February 2020, the months preceding the widespread emergence of COVID-19 in the United States. Although they have experienced temporary disruptions in their core businesses as a result of the COVID-19 pandemic, our outpatient rehabilitation and Concentra segments have been able to expand their services to provide COVID-19 screening and testing.
Our critical illness recovery hospitals have played a critical role in caring for patients during the COVID-19 pandemic, and the relaxation of certain admission restrictions have contributed to volume increases in certain of our hospitals. The revenue of our critical illness recovery hospitals and rehabilitation hospitals has also benefited from the temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which began May 1, 2020 following the enactment of the CARES Act, and has been extended through December 31, 2021. Certain of our rehabilitation hospitals experienced temporary declines in patient volume, beginning in March 2020, in areas more significantly impacted by the spread of COVID-19, such as New Jersey, and due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services. Beginning at the onset of the COVID-19 pandemic, both our critical illness recovery hospitals and rehabilitation hospitals modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of our patients and staff members. This has resulted in increased labor costs, including increased contracted labor usage, as well as additional costs resulting from the purchase of personal protective equipment.
The unpredictable effects of the COVID-19 pandemic, including the duration and extent of disruption on our operations, creates uncertainties about our future operating results and financial condition. We have provided revenue and certain operating statistics below for each of our segments for each of the periods presented. Please refer to our risk factors previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion.

	Critical Illness Recovery Hospital

	Revenue			Patient Days			Occupancy Rate		Number of Hospitals Owned(1)
	2020	2021	% Change	2020	2021	% Change	2020	2021	2020	2021
	(in thousands, except percentages)
January	$163,238	$199,611	22.3%	90,783	100,933	11.2%	69%	75%	100	99
February	165,375	190,703	15.3%	87,844	92,036	4.8%	72%	75%	100	99
March	171,908	204,558	19.0%	91,831	100,149	9.1%	70%	74%	100	99
Three Months Ended March 31	$500,521	$594,872	18.9%	270,458	293,118	8.4%	70%	75%	100	99

	Rehabilitation Hospital

	Revenue			Patient Days			Occupancy Rate		Number of Hospitals Owned(1)
	2020	2021	% Change	2020	2021	% Change	2020	2021	2020	2021
	(in thousands, except percentages)
January	$61,673	$68,297	10.7%	32,111	34,404	7.1%	79%	82%	19	20
February	60,690	64,202	5.8%	31,813	32,178	1.1%	84%	84%	19	20
March	59,656	75,305	26.2%	30,644	35,857	17.0%	76%	85%	19	20
Three Months Ended March 31	$182,019	$207,804	14.2%	94,568	102,439	8.3%	79%	84%	19	20

	Outpatient Rehabilitation

	Revenue			Visits			Working Days(2)
	2020	2021	% Change	2020	2021	% Change	2020	2021
	(in thousands, except percentages)
January	$90,924	$76,763	(15.6)%	757,171	625,964	(17.3)%	22	20
February	88,239	77,063	(12.7)%	739,061	641,942	(13.1)%	20	20
March	76,086	98,135	29.0%	626,433	832,248	32.9%	22	23
Three Months Ended March 31	$255,249	$251,961	(1.3)%	2,122,665	2,100,154	(1.1)%	64	63

	Concentra

	Revenue			Visits			Working Days(2)
	2020	2021	% Change	2020	2021	% Change	2020	2021
	(in thousands, except percentages)
January	$141,236	$127,103	(10.0)%	1,032,069	867,793	(15.9)%	22	20
February	133,690	132,349	(1.0)%	965,741	869,910	(9.9)%	20	20
March	123,609	163,388	32.2%	879,585	1,057,871	20.3%	22	23
Three Months Ended March 31	$398,535	$422,840	6.1%	2,877,395	2,795,574	(2.8)%	64	63
_______________________________________________________________________________
(1)    Represents the number of hospitals owned at the end of each period presented.
(2)    Represents the number of days in which normal business operations were conducted during the periods presented.
Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three months ended March 31, 2020 and 2021. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three months ended March 31, 2020 and 2021.

Summary Financial Results
For the three months ended March 31, 2021, our revenue increased 9.3% to $1,546.5 million, compared to $1,414.6 million for the three months ended March 31, 2020. Income from operations increased 57.0% to $202.0 million for the three months ended March 31, 2021, compared to $128.7 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, income from operations included other operating income of $34.0 million. Of this amount, $16.1 million is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. This income is included within the operating results of our other activities. The remaining $17.9 million is related to the outcome of litigation with CMS. This income is included within the operating results of our critical illness recovery hospital segment. Refer to Note 15 – CARES Act and Note 14 – Commitments and Contingencies, respectively, of the notes to our condensed consolidated financial statements included herein for further information.
Net income increased 94.8% to $137.2 million for the three months ended March 31, 2021, compared to $70.4 million for the three months ended March 31, 2020. Net income included a pre-tax gain on sale of businesses of $7.2 million for the three months ended March 31, 2020.
Adjusted EBITDA increased 37.9% to $258.3 million for the three months ended March 31, 2021, compared to $187.3 million for the three months ended March 31, 2020. Our Adjusted EBITDA margin was 16.7% for the three months ended March 31, 2021, compared to 13.2% for the three months ended March 31, 2020.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended March 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$594,872	$207,804	$251,961	$422,840	$68,986	$1,546,463
Operating expenses	(499,487)	(157,270)	(225,632)	(341,361)	(105,102)	(1,328,852)
Depreciation and amortization	(13,050)	(7,060)	(7,191)	(19,898)	(2,421)	(49,620)
Other operating income	17,887	—	—	—	16,134	34,021
Income (loss) from operations	$100,222	$43,474	$19,138	$61,581	$(22,403)	$202,012
Depreciation and amortization	13,050	7,060	7,191	19,898	2,421	49,620
Stock compensation expense	—	—	—	536	6,173	6,709
Adjusted EBITDA	$113,272	$50,534	$26,329	$82,015	$(13,809)	$258,341
Adjusted EBITDA margin	19.0%	24.3%	10.4%	19.4%	N/M	16.7%

	Three Months Ended March 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$500,521	$182,019	$255,249	$398,535	$78,308	$1,414,632
Operating expenses	(411,951)	(143,450)	(228,127)	(337,836)	(112,838)	(1,234,202)
Depreciation and amortization	(12,336)	(6,887)	(7,218)	(22,887)	(2,424)	(51,752)
Income (loss) from operations	$76,234	$31,682	$19,904	$37,812	$(36,954)	$128,678
Depreciation and amortization	12,336	6,887	7,218	22,887	2,424	51,752
Stock compensation expense	—	—	—	767	6,136	6,903
Adjusted EBITDA	$88,570	$38,569	$27,122	$61,466	$(28,394)	$187,333
Adjusted EBITDA margin	17.7%	21.2%	10.6%	15.4%	N/M	13.2%
The following table summarizes changes in segment performance measures for the three months ended March 31, 2021, compared to the three months ended March 31, 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	18.9%	14.2%	(1.3)%	6.1%	(11.9)%	9.3%
Change in income from operations	31.5%	37.2%	(3.8)%	62.9%	N/M	57.0%
Change in Adjusted EBITDA	27.9%	31.0%	(2.9)%	33.4%	N/M	37.9%
_______________________________________________________________________________
N/M —     Not meaningful.

Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 25, 2021, contains a detailed discussion of the regulations that affect our business in Part I — Business — Government Regulations. The following is a discussion of some of the more significant healthcare regulatory changes that have affected our financial performance in the periods covered by this report or are likely to affect our financial performance and financial condition in the future. The information below should be read in conjunction with the more detailed discussion of regulations contained in our Form 10-K.
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the HHS and CMS. Revenue generated directly from the Medicare program represented approximately 24% of our revenue for the three months ended March 31, 2021, and 25% of our revenue for the year ended December 31, 2020.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, October 23, 2020, January 21, 2021, and April 21, 2021. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under the Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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

CMS also approved section 1135 waivers for 54 state Medicaid programs (including the District of Columbia, Puerto Rico, and other territories), 51 temporary changes to Medicaid or CHIP state plan amendments, 4 traditional changes to Medicaid state plan amendments, and section 1115 waivers for 12 state Medicaid demonstration projects addressing the COVID-19 public health emergency. CMS will consider specific waiver requests from providers and suppliers. We have submitted one or more specific waiver requests to make it easier for our operators or referral partners to treat COVID-19 patients, and we may submit others in the future.
Pursuant to the Coronavirus Preparedness and Response Supplemental Appropriations Act, Public Law 116-123, CMS has waived Medicare telehealth payment requirements during the emergency so that beneficiaries in all areas of the country (not just rural areas) can receive telehealth services, including in their homes, beginning on March 6, 2020. CMS issued additional waivers to permit more than 160 additional services to be furnished by telehealth, allow physicians to monitor patient services remotely, and fulfill face-to-face requirements in IRFs.
In addition to these agency actions, the CARES Act was enacted on March 27, 2020. It provides additional waivers, reimbursement, grants and other funds to assist health care providers during the COVID-19 public health emergency. Some of the CARES Act provisions that may impact our operations include:
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to COVID-19 and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” The Paycheck Protection Program and Health Care Enhancement Act, Public Law 116-139, added $75 billion to this fund. The Consolidated Appropriations Act, 2021, added another $3 billion to this fund. HHS has allocated three general distributions from the fund for payments to Medicare providers. The Phase 1 General Distribution included $30 billion for health care providers that received Medicare fee-for-service payments in 2019. Another $20 billion was allocated to Medicare providers in a manner that was intended to make the entire $50 billion Phase 1 General Distribution proportional to each provider’s share of 2018 net patient revenue. Payments from the additional $20 billion allocation were determined based on the lesser of a provider’s 2018 (or most recent complete tax year) gross receipts or the sum of incurred losses for March and April of 2020. HHS distributed $16 billion from the additional $20 billion allocation. The Phase 2 General Distribution allocated $18 billion for providers in state Medicaid/CHIP programs, Medicaid managed care plans, dentists, and certain Medicare providers who did not receive a Phase 1 General Distribution payment. HHS distributed $5.98 billion from the $18 billion Phase 2 allocation. The Phase 3 General Distribution included $20 billion for providers to apply for if they suffered financial losses or changes in operating expenses caused by COVID-19 or if they were previously ineligible for a general distribution. HHS made $24.5 billion in payments as part of the Phase 3 General Distribution. The remainder of the COVID-19 related appropriations to the Public Health and Social Services Emergency Fund is for targeted allocations to providers in high impact COVID-19 areas ($20.75 billion), rural providers (approximately $11.09 billion), skilled nursing facilities (approximately $5 billion), nursing home infection control (approximately $2.75 billion), safety net hospitals (approximately $13.07 billion), Indian Health Service and urban health centers ($520 million), children’s hospitals ($1.06 billion), and unspecified allocations for providers treating uninsured COVID-19 patients. HHS also established a $2.25 billion incentive payment structure for skilled nursing facilities and nursing homes for keeping new COVID-19 infection and mortality rates among residents lower than the communities they serve.
ii.Expansion of the Accelerated and Advance Payment Program to advance three months of payments to Medicare providers. CMS has the ability to recoup the advanced payments through future Medicare claims. Section 2501 of the Continuing Appropriations Act, 2021 and Other Extensions Act, Public Law 116-159, modified the terms of repayment so that a provider can request no recoupment for one year after the advanced payment was issued, followed by a 25% offset the next 11 months, and a 50% offset the last 6 months. Any amounts that remain unpaid after 29 months will be subject to a 4% interest rate (instead of 10.25%). CMS began recouping advance payments on March 30, 2021, but the actual date for each provider is based on the first anniversary of when the provider received the first payment.
iii.Temporary suspension of the 2% cut to Medicare payments due to sequestration so that, for the period of May 1, 2020 to December 31, 2020, the Medicare program will be exempt from any sequestration order. The Consolidated Appropriations Act, 2021, extended this temporary suspension of the 2% sequestration cut through March 31, 2021. The Medicare sequester relief bill, which became Public Law 117-7, extended the temporary suspension of the sequestration cut again, through December 31, 2021. To pay for the continued suspension of the sequestration cuts through December 31, 2021, Congress increased the sequester cuts that will apply in fiscal year 2030.

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

Fiscal Year 2022. On April 27, 2021, CMS released a display copy of the proposed rule to update policies and payment rates for the LTCH-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021 through September 30, 2022). CMS is expected to issue the final rule in August 2021 or shortly thereafter. The proposed standard federal rate for fiscal year 2022 is $44,828, an increase from the standard federal rate applicable during fiscal year 2021 of $43,755. The proposed update to the standard federal rate for fiscal year 2022 includes a market basket increase of 2.4%, less a productivity adjustment of 0.2%. The proposed standard federal rate also includes an area wage budget neutrality factor of 1.002458. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends before or during fiscal year 2022, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The proposed fixed-loss amount for high cost outlier cases paid under LTCH-PPS is $32,680, a significant increase from the fixed-loss amount in the 2021 fiscal year of $27,195. The proposed fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate is $30,967, an increase from the fixed-loss amount in the 2021 fiscal year of $29,064.
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
Fiscal Year 2022. On April 12, 2021, CMS published a proposed rule to update policies and payment rates for the IRF-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021 through September 30, 2022). The standard payment conversion factor for discharges for fiscal year 2022 would be set at $17,273, an increase from the standard payment conversion factor applicable during fiscal year 2021 of $16,856. The update to the standard payment conversion factor for fiscal year 2022, if adopted, would include a market basket increase of 2.4%, less a productivity adjustment of 0.2%. CMS proposed to increase the outlier threshold amount for fiscal year 2022 to $9,192 from $7,906 established in the final rule for fiscal year 2021.
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

Operating Statistics
The following table sets forth operating statistics for each of our reportable segments for the periods presented. The operating statistics reflect data for the period of time we managed these operations. Our operating statistics include metrics we believe provide relevant insight about the number of facilities we operate, volume of services we provide to our patients, and average payment rates for services we provide. These metrics are utilized by management to monitor trends and performance in our businesses and therefore may be important to investors because management may assess our performance based in part on such metrics. Other healthcare providers may present similar statistics, and these statistics are susceptible to varying definitions. Our statistics as presented may not be comparable to other similarly titled statistics of other companies.

	Three Months Ended March 31,
	2020	2021
Critical illness recovery hospital data:
Number of hospitals owned—start of period	100	99
Number of hospitals acquired	—	—
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	—
Number of hospitals owned—end of period	100	99
Number of hospitals managed—end of period	1	—
Total number of hospitals (all)—end of period	101	99
Available licensed beds(1)	4,286	4,380
Admissions(1)(2)	9,533	9,859
Patient days(1)(3)	270,458	293,118
Average length of stay (days)(1)(4)	29	30
Revenue per patient day(1)(5)	$1,839	$2,024
Occupancy rate(1)(6)	70%	75%
Percent patient days—Medicare(1)(7)	49%	40%
Rehabilitation hospital data:
Number of hospitals owned—start of period	19	19
Number of hospitals acquired	—	1
Number of hospital start-ups	—	—
Number of hospitals closed/sold	—	—
Number of hospitals owned—end of period	19	20
Number of hospitals managed—end of period	10	10
Total number of hospitals (all)—end of period	29	30
Available licensed beds(1)	1,309	1,361
Admissions(1)(2)	6,333	7,131
Patient days(1)(3)	94,568	102,439
Average length of stay (days)(1)(4)	15	15
Revenue per patient day(1)(5)	$1,732	$1,853
Occupancy rate(1)(6)	79%	84%
Percent patient days—Medicare(1)(7)	51%	49%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,461	1,503
Number of clinics acquired	2	8
Number of clinic start-ups	12	10
Number of clinics closed/sold	(4)	(4)
Number of clinics owned—end of period	1,471	1,517
Number of clinics managed—end of period	282	292
Total number of clinics (all)—end of period	1,753	1,809
Number of visits(1)(8)	2,122,665	2,100,154
Revenue per visit(1)(9)	$104	$104

	Three Months Ended March 31,
	2020	2021
Concentra data:
Number of centers owned—start of period	521	517
Number of centers acquired	4	3
Number of center start-ups	—	—
Number of centers closed/sold	(2)	(1)
Number of centers owned—end of period	523	519
Number of onsite clinics operated—end of period	128	133
Number of CBOCs owned—end of period	33	—
Number of visits(1)(8)	2,877,395	2,795,574
Revenue per visit(1)(9)	$123	$125
_______________________________________________________________________________
(1)Data excludes locations managed by the Company. For purposes of our Concentra segment, onsite clinics and community-based outpatient clinics (“CBOCs”) are excluded.
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
(9)Represents the average amount of revenue recognized for each patient visit. Revenue per visit is calculated by dividing patient service revenue, excluding revenues from certain other ancillary services, by the total number of visits. For purposes of this computation for our Concentra segment, patient service revenue does not include onsite clinics and CBOCs.

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2020	2021
Revenue	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	84.9	83.6
General and administrative	2.4	2.3
Depreciation and amortization	3.6	3.2
Total costs and expenses	90.9	89.1
Other operating income	—	2.2
Income from operations	9.1	13.1
Equity in earnings of unconsolidated subsidiaries	0.2	0.6
Gain on sale of businesses	0.5	—
Interest income	—	0.3
Interest expense	(3.3)	(2.2)
Income before income taxes	6.5	11.8
Income tax expense	1.5	2.9
Net income	5.0	8.9
Net income attributable to non-controlling interests	1.2	1.8
Net income attributable to Select Medical Holdings Corporation	3.8%	7.1%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended March 31,
	2020	2021	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$500,521	$594,872	18.9%
Rehabilitation hospital	182,019	207,804	14.2
Outpatient rehabilitation	255,249	251,961	(1.3)
Concentra	398,535	422,840	6.1
Other(1)	78,308	68,986	(11.9)
Total Company	$1,414,632	$1,546,463	9.3%
Income (loss) from operations:
Critical illness recovery hospital(3)	$76,234	$100,222	31.5%
Rehabilitation hospital	31,682	43,474	37.2
Outpatient rehabilitation	19,904	19,138	(3.8)
Concentra	37,812	61,581	62.9
Other(1)(2)	(36,954)	(22,403)	N/M
Total Company	$128,678	$202,012	57.0%
Adjusted EBITDA:
Critical illness recovery hospital(3)	$88,570	$113,272	27.9%
Rehabilitation hospital	38,569	50,534	31.0
Outpatient rehabilitation	27,122	26,329	(2.9)
Concentra	61,466	82,015	33.4
Other(1)(2)	(28,394)	(13,809)	N/M
Total Company	$187,333	$258,341	37.9%
Adjusted EBITDA margins:
Critical illness recovery hospital(3)	17.7%	19.0%
Rehabilitation hospital	21.2	24.3
Outpatient rehabilitation	10.6	10.4
Concentra	15.4	19.4
Other(1)(2)	N/M	N/M
Total Company	13.2%	16.7%
Total assets:
Critical illness recovery hospital	$2,148,779	$2,233,067
Rehabilitation hospital	1,127,267	1,188,387
Outpatient rehabilitation	1,285,449	1,321,268
Concentra	2,354,169	2,468,157
Other(1)	199,903	709,902
Total Company	$7,115,567	$7,920,781
Purchases of property and equipment:
Critical illness recovery hospital	$8,965	$14,385
Rehabilitation hospital	3,325	665
Outpatient rehabilitation	8,384	7,335
Concentra	15,586	12,680
Other(1)	2,948	4,654
Total Company	$39,208	$39,719
_______________________________________________________________________________
(1)     Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)    During the three months ended March 31, 2021, we recognized $16.1 million of other operating income related to the payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. This income is included within the operating results of our other activities.
(3)    During the three months ended March 31, 2021, our critical illness recovery hospitals recognized $17.9 million of other operating income related to the outcome of litigation with CMS.
N/M —     Not meaningful.

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020
In the following, we discuss our results of operations related to revenue, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations during the Three Months Ended March 31, 2020 and 2021” above for further discussion.
Revenue
Our revenue increased 9.3% to $1,546.5 million for the three months ended March 31, 2021, compared to $1,414.6 million for the three months ended March 31, 2020.
Critical Illness Recovery Hospital Segment.   Revenue increased 18.9% to $594.9 million for the three months ended March 31, 2021, compared to $500.5 million for the three months ended March 31, 2020. The increase in revenue was due to increases in both patient volume and revenue per patient day during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Occupancy in our critical illness recovery hospitals increased to 75% during the three months ended March 31, 2021, compared to 70% for the three months ended March 31, 2020. Our patient days increased 8.4% to 293,118 days for the three months ended March 31, 2021, compared to 270,458 days for the three months ended March 31, 2020. We experienced a 5.9% increase in patient days in our critical illness recovery hospitals which operated during both the three months ended March 31, 2021 and 2020. The increase in patient days was due in part to strengthened referral relationships with general acute care hospitals, as our hospitals continue to demonstrate their ability to care for high acuity patients. The relaxation of certain admission restrictions as a result of the COVID-19 pandemic also contributed to the increase in volume during the three months ended March 31, 2021. We also experienced an increase of 7,213 patient days as a result of acquiring a controlling interest in one critical illness recovery hospital since March 31, 2020; we were previously a minority owner in this business. Revenue per patient day increased 10.1% to $2,024 for the three months ended March 31, 2021, compared to $1,839 for the three months ended March 31, 2020. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Our critical illness recovery hospitals experienced an increase in patient acuity during the three months ended March 31, 2021, which contributed to the increase in Medicare revenue per patient day. We also experienced an increase in revenue per patient day as a result of the temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes.”
Rehabilitation Hospital Segment.   Revenue increased 14.2% to $207.8 million for the three months ended March 31, 2021, compared to $182.0 million for the three months ended March 31, 2020. The increase in revenue resulted from increases in both patient volume and revenue per patient day during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. Occupancy in our rehabilitation hospitals increased to 84% during the three months ended March 31, 2021, compared to 79% for the three months ended March 31, 2020. Our patient days increased 8.3% to 102,439 days for the three months ended March 31, 2021, compared to 94,568 days for the three months ended March 31, 2020. We experienced an increase of 6,323 patient days as a result of acquiring controlling interests in two rehabilitation hospitals since March 31, 2020; we were previously a minority owner in each of these businesses. We also experienced a 3.9% increase in patient days in our rehabilitation hospitals which operated during both the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2020, our patient volume was adversely affected within our rehabilitation hospitals which operated in areas that were more significantly impacted by the spread of COVID-19, such as New Jersey. Certain of our rehabilitation hospitals also experienced lower patient volume due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services during the three months ended March 31, 2020. Our revenue per patient day increased 7.0% to $1,853 for the three months ended March 31, 2021, compared to $1,732 for the three months ended March 31, 2020. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes,” contributed to the increase in revenue per patient day.

Outpatient Rehabilitation Segment.   Revenue was $252.0 million for the three months ended March 31, 2021, compared to $255.2 million for the three months ended March 31, 2020. The decrease in revenue was primarily attributable to a decline in visits, which were 2,100,154 for the three months ended March 31, 2021, compared to 2,122,665 visits for the three months ended March 31, 2020. Our outpatient rehabilitation clinics experienced less patient visit volume principally due to the ongoing effects of the COVID-19 pandemic. The decline in revenue as a result of a decrease in visits was offset, in part, by revenue earned for COVID-19 screening and testing. These services contributed $4.5 million of revenue during three months ended March 31, 2021. Our revenue per visit was $104 for both the three months ended March 31, 2021 and 2020. Our revenue per visit was positively impacted by the temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes.” This impact was offset by declines in reimbursement rates received from certain of our other payors.
Concentra Segment.    Revenue increased 6.1% to $422.8 million for the three months ended March 31, 2021, compared to $398.5 million for the three months ended March 31, 2020. The increase in revenue was principally attributable to the revenue earned from providing COVID-19 screening and testing at our centers and various onsite clinics located at employer worksites. These services contributed $51.7 million of revenue during the three months ended March 31, 2021. The increase in revenue was also due to an increase in revenue per visit, which was $125 for the three months ended March 31, 2021, compared to $123 for the three months ended March 31, 2020. During the three months ended March 31, 2021, we experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates. The increase in revenue per visit was offset partially by an increase in employer services visits, which yield lower per visit rates. The increase in revenue during the three months ended March 31, 2021 was offset, in part, by a decline in visits, which were 2,795,574 for the three months ended March 31, 2021, compared to 2,877,395 visits for the three months ended March 31, 2020. This decline in patient visit volume was principally due to the ongoing effects of the COVID-19 pandemic. Additionally, Concentra sold its Department of Veterans Affairs community-based outpatient clinic business on September 1, 2020. This business contributed $21.5 million of revenue to the Concentra segment during the three months ended March 31, 2020.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,328.9 million, or 85.9% of revenue, for the three months ended March 31, 2021, compared to $1,234.2 million, or 87.3% of revenue, for the three months ended March 31, 2020. Our cost of services, a major component of which is labor expense, was $1,293.4 million, or 83.6% of revenue, for the three months ended March 31, 2021, compared to $1,200.4 million, or 84.9% of revenue, for the three months ended March 31, 2020. The decrease in our operating expenses relative to our revenue was principally due to the improved operating performances of our Concentra and rehabilitation hospital segments, as described further within the “Revenue” and “Adjusted EBITDA” discussions. General and administrative expenses were $35.4 million, or 2.3% of revenue, for the three months ended March 31, 2021, compared to $33.8 million, or 2.4% of revenue, for the three months ended March 31, 2020.
Other Operating Income
For the three months ended March 31, 2021, we had other operating income of $34.0 million. Of this amount, $16.1 million related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. This income is included within the operating results of our other activities. The remaining $17.9 million is related to the outcome of litigation with CMS. This income is included within the operating results of our critical illness recovery hospital segment. Refer to Note 15 – CARES Act and Note 14 – Commitments and Contingencies, respectively, of the notes to our condensed consolidated financial statements included herein for further information.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA increased 27.9% to $113.3 million for the three months ended March 31, 2021, compared to $88.6 million for the three months ended March 31, 2020. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 19.0% for the three months ended March 31, 2021, compared to 17.7% for the three months ended March 31, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin for our critical illness recovery hospital segment were primarily driven by the recognition of $17.9 million of other operating income during the three months ended March 31, 2021, as described further above under “Other Operating Income.” The increases in patient volume and revenue per patient day, as discussed above under “Revenue,” also contributed to the increase in Adjusted EBITDA and Adjusted EBITDA margin. The increases in Adjusted EBITDA and Adjusted EBITDA margin were offset in part by the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our critical illness recovery hospitals have experienced increased usage of contract clinical labor during this time and the cost of this labor has risen significantly due to the demand for healthcare professionals. Additionally, our critical illness recovery hospitals have modified certain of their protocols which have resulted in increased costs, including adjusting staffing ratios and purchasing additional personal protective equipment, in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members.
Rehabilitation Hospital Segment.   Adjusted EBITDA increased 31.0% to $50.5 million for the three months ended March 31, 2021, compared to $38.6 million for the three months ended March 31, 2020. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 24.3% for the three months ended March 31, 2021, compared to 21.2% for the three months ended March 31, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily driven by increases in patient volume and revenue per patient day in our rehabilitation hospitals which operated during both the three months ended March 31, 2021 and 2020, as discussed further under “Revenue.” Our two newly acquired rehabilitation hospitals also contributed $2.3 million of Adjusted EBITDA during the three months ended March 31, 2021. The increases in Adjusted EBITDA and Adjusted EBITDA margin were offset in part by the incurrence of additional operating expenses as a result of the COVID-19 pandemic. Our rehabilitation hospitals have experienced increased usage of contract clinical labor during this time and the cost of this labor has risen due to the demand for healthcare professionals. Additionally, our rehabilitation hospitals have modified certain of their protocols, including adjusting staffing ratios and purchasing additional personal protective equipment, in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members.
Outpatient Rehabilitation Segment.    Adjusted EBITDA was $26.3 million for the three months ended March 31, 2021, compared to $27.1 million for the three months ended March 31, 2020. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 10.4% for the three months ended March 31, 2021, compared to 10.6% for the three months ended March 31, 2020.
Concentra Segment.    Adjusted EBITDA increased 33.4% to $82.0 million for the three months ended March 31, 2021, compared to $61.5 million for the three months ended March 31, 2020. Our Adjusted EBITDA margin for the Concentra segment was 19.4% for the three months ended March 31, 2021, compared to 15.4% for the three months ended March 31, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were principally attributable to the revenue earned for COVID-19 screening and testing services provided at our centers and various onsite clinics located at employer worksites, as discussed further under “Revenue.” We incur lower operating expenses associated with these services as compared to our core services.
Depreciation and Amortization
Depreciation and amortization expense was $49.6 million for the three months ended March 31, 2021, compared to $51.8 million for the three months ended March 31, 2020. The decrease in depreciation and amortization expense occurred in our Concentra segment.
Income from Operations
For the three months ended March 31, 2021, we had income from operations of $202.0 million, compared to $128.7 million for the three months ended March 31, 2020. Our Concentra and rehabilitation hospital segments contributed to the increase in income from operations. The remaining increase was principally attributable to the recognition of $34.0 million of other operating income during the three months ended March 31, 2021, as described further under “Other Operating Income.” For the three months ended March 31, 2021, $17.9 million of other operating income is included within the operating results of our critical illness recovery hospital segment and $16.1 million is included in the operating results of our other activities.

Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended March 31, 2021, we had equity in earnings of unconsolidated subsidiaries of $9.9 million, compared to $2.6 million for the three months ended March 31, 2020. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Gain on Sale of Businesses
We recognized a gain of $7.2 million related to the sale of an outpatient rehabilitation business during the three months ended March 31, 2020.
Interest
Interest expense was $34.4 million for the three months ended March 31, 2021, compared to $46.1 million for the three months ended March 31, 2020. The decrease in interest expense was principally due to a decline in variable interest rates.
For the three months ended March 31, 2021, we recognized interest income of $4.7 million. The interest income is related to the outcome of litigation with CMS. Refer to Note 14 – Commitments and Contingencies of the notes to our condensed consolidated financial statements included herein for further information.
Income Taxes
We recorded income tax expense of $45.1 million for the three months ended March 31, 2021, which represented an effective tax rate of 24.7%. We recorded income tax expense of $21.9 million for the three months ended March 31, 2020, which represented an effective tax rate of 23.7%. For the three months ended March 31, 2020, the lower effective tax rate resulted primarily from the discrete tax benefits realized from the exercise of certain equity options in connection with the purchase of additional membership interests in Concentra Group Holdings Parent. The impact of these tax benefits were offset, in part, by the sale of an outpatient rehabilitation business where our book basis in the business exceeded our tax basis resulting in a larger gain for tax purposes. The additional tax was treated as a discrete tax event for the three months ended March 31, 2020.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $26.7 million for the three months ended March 31, 2021, compared to $17.3 million for the three months ended March 31, 2020. The increase in net income attributable to non-controlling interests was principally due to improvements in the operating performance of our less than wholly owned critical illness recovery hospitals and rehabilitation hospitals, as well as the acquisition of three less than wholly owned hospitals since March 31, 2020. Additionally, the net income of our Concentra segment increased during the three months ended March 31, 2021. This increase was due to its improved operating performance and a decrease in interest expense, which is primarily due to a decline in variable interest rates.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2021 and Three Months Ended March 31, 2020
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Three Months Ended March 31,
	2020	2021
	(in thousands)
Cash flows provided by operating activities	$44,084	$239,888
Cash flows used in investing activities	(44,659)	(52,585)
Cash flows used in financing activities	(262,144)	(14,090)
Net increase (decrease) in cash and cash equivalents	(262,719)	173,213
Cash and cash equivalents at beginning of period	335,882	577,061
Cash and cash equivalents at end of period	$73,163	$750,274
Operating activities provided $239.9 million of cash flows for the three months ended March 31, 2021, compared to $44.1 million of cash flows for the three months ended March 31, 2020. The increase in cash flows from operating activities was primarily due to our financial performance during the three months ended March 31, 2021. During the three months ended March 31, 2021, we also received an additional $35.3 million of payments from the Provider Relief Fund. Refer to Note 15 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information.
Our days sales outstanding was 56 days at both March 31, 2021 and December 31, 2020. Our days sales outstanding was 53 days at March 31, 2020, compared to 51 days at December 31, 2019. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $52.6 million of cash flows for the three months ended March 31, 2021. The principal uses of cash were $39.7 million for purchases of property and equipment and $12.9 million for investments in and acquisitions of businesses. Investing activities used $44.7 million of cash flows for the three months ended March 31, 2020. The principal uses of cash were $39.2 million for purchases of property and equipment and $16.7 million for investments in and acquisitions of businesses. This was offset in part by proceeds received from the sale of assets and businesses of $11.2 million.
Financing activities used $14.1 million of cash flows for the three months ended March 31, 2021. The principal use of cash was $13.7 million for distributions to and purchases of non-controlling interests. Financing activities used $262.1 million of cash flows for the three months ended March 31, 2020. The principal use of cash was $366.2 million for the purchase of additional membership interests of Concentra Group Holdings Parent during the three months ended March 31, 2020. We also used $39.8 million of cash for the mandatory prepayment of term loans under the Select credit facilities. This was offset in part by net borrowings of $165.0 million under the Select revolving facility during the three months ended March 31, 2020.

Capital Resources
Working capital.  We had net working capital of $295.1 million at March 31, 2021, compared to $155.6 million at December 31, 2020. The increase in working capital was primarily due to increases in cash and cash equivalents and our accounts receivable during the three months ended March 31, 2021.
Select credit facilities.
At March 31, 2021, Select had outstanding borrowings under the Select credit facilities consisting of $2,103.4 million in term loans (excluding unamortized original issue discounts and debt issuance costs of $16.5 million) (the “Select term loan”). Select did not have any borrowings outstanding under its revolving facility (the “Select revolving facility”). At March 31, 2021, Select had $410.6 million of availability under the Select revolving facility after giving effect to $39.4 million of outstanding letters of credit.
Concentra credit facilities.
At March 31, 2021, Concentra Inc. did not have any borrowings outstanding under its revolving facility (the “Concentra-JPM revolving facility”). At March 31, 2021, Concentra Inc. had $84.0 million of availability under the Concentra-JPM revolving facility after giving effect to $16.0 million of outstanding letters of credit. Select and Holdings are not obligors with respect to Concentra Inc.’s debt under the Concentra-JPM revolving facility. At March 31, 2021, Concentra Inc. had outstanding borrowings under its term loan agreement with Select of $1,101.6 million.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2021, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended March 31, 2021. Since the inception of the program through March 31, 2021, Holdings has repurchased 38,580,908 shares at a cost of approximately $356.6 million, or $9.24 per share, which includes transaction costs.
Liquidity.   The ongoing effects of the COVID-19 pandemic adversely affected certain segments of our operations during the three months ended March 31, 2021. The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows and borrowing capacity under the Select and Concentra-JPM revolving facilities will allow us to finance our operations in both the short and long term. As of March 31, 2021, we had cash and cash equivalents of $750.3 million, availability of $410.6 million under the Select revolving facility after giving effect to $39.4 million of outstanding letters of credit, and availability of $84.0 million under the Concentra-JPM revolving facility after giving effect to $16.0 million of outstanding letters of credit.
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
Dividend
On May 5, 2021, our board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about June 1, 2021 to stockholders of record as of the close of business on May 19, 2021.
There is no assurance that future dividends will be declared. The declaration and payment of dividends in the future are at the discretion of our board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, available cash and current and anticipated cash needs, the terms of our indebtedness, and other factors our board of directors may deem to be relevant.

Recent Accounting Pronouncements
Refer to Note 2 – Accounting Policies of the notes to our condensed consolidated financial statements included herein for information regarding recent accounting pronouncements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities and Concentra-JPM revolving facility, which generally bear interest rates that are indexed against LIBOR.
At March 31, 2021, Select had outstanding borrowings under the Select credit facilities consisting of the $2,103.4 million Select term loan (excluding unamortized original issue discounts and debt issuance costs of $16.5 million). At March 31, 2021, Select did not have any borrowings outstanding under the Select revolving facility.
At March 31, 2021, Concentra Inc. did not have any borrowings outstanding under the Concentra-JPM revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. The agreement is effective on March 31, 2021 and applies to interest payments from and including April 30, 2021 through September 30, 2024. As of March 31, 2021, the 1-month LIBOR rate was 0.11%. A 0.25% change in market interest rates would impact the interest expense on our variable rate debt by $5.3 million until 1-month LIBOR exceeds 1.0%, at which time the impact of increases in 1-month LIBOR on our interest expense will be mitigated in part by the interest rate cap, as described further in Note 9 – Interest Rate Cap of the notes to our condensed consolidated financial statements included herein.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to the “Litigation” section contained within Note 14 – Commitments and Contingencies of the notes to our condensed consolidated financial statements included herein.
ITEM 1A. RISK FACTORS
The risk factor set forth in this report updates, and should be read together with, the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Risks Related to Our Capital Structure
Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our debt.
Amounts drawn under the Select credit facilities bear interest rates at the election of the borrower, in relation to LIBOR or an alternate base rate. On March 5, 2021, the Financial Conduct Authority (“FCA”) in the U.K. announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month USD LIBOR terms and all sterling, euro, Swiss franc and Japanese yen settings, and (ii) immediately after June 30, 2023, in the case of the one-, three-, six-, and 12-month USD LIBOR terms. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or, in the case of the one-, three-, six-, and 12-month USD LIBOR terms, after June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. The Select credit facilities contain certain provisions concerning the possibility that LIBOR may cease to exist, and that an alternative reference rate may be chosen. However, if LIBOR in fact ceases to exist, and no alternative rate is acceptable to Select or JPMorgan Chase Bank, N.A., as agent to the Select credit agreement, amounts drawn under the Select credit facilities would be subject to the alternate base rate, which may be a higher interest rate than LIBOR which would increase our interest expense. As a result, we may need to renegotiate the Select credit facilities and may not be able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the credit facility with favorable terms could have a material adverse effect on our business, financial position, and operating results.
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
During the three months ended March 31, 2021, Holdings did not repurchase shares under the authorized common stock repurchase program. The common stock repurchase program has available capacity of $143.4 million as of March 31, 2021.
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
(Principal Accounting Officer)

Dated:  May 6, 2021