Form 10-Q
period 2021-06-30
SELECT MEDICAL HOLDINGS CORP
filed 2021-08-05
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2021, Select Medical Holdings Corporation had outstanding 134,576,139 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2020	June 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$577,061	$803,493
Accounts receivable	896,763	931,179
Prepaid income taxes	5,686	5,417
Other current assets	114,490	128,081
Total Current Assets	1,594,000	1,868,170
Operating lease right-of-use assets	1,032,217	1,053,331
Property and equipment, net	943,420	928,226
Goodwill	3,379,014	3,391,040
Identifiable intangible assets, net	387,541	380,302
Other assets	319,207	335,310
Total Assets	$7,655,399	$7,956,379
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	$220,413	$224,868
Current portion of long-term debt and notes payable	12,621	11,608
Accounts payable	177,087	187,736
Accrued payroll	224,876	246,960
Accrued vacation	132,811	146,790
Accrued interest	29,240	28,938
Accrued other	228,948	256,095
Government advances (Note 15)	321,807	251,272
Unearned government assistance (Note 15)	82,607	4,099
Income taxes payable	7,956	50,662
Total Current Liabilities	1,438,366	1,409,028
Non-current operating lease liabilities	875,367	893,478
Long-term debt, net of current portion	3,389,398	3,386,214
Non-current deferred tax liability	132,421	123,559
Other non-current liabilities	168,703	172,656
Total Liabilities	6,004,255	5,984,935
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	398,171	521,552
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 134,850,735 and 135,005,369 shares issued and outstanding at 2020 and 2021, respectively	135	135
Capital in excess of par	509,128	516,172
Retained earnings	553,244	713,191
Accumulated other comprehensive income (loss)	(2,027)	4,727
Total Stockholders’ Equity	1,060,480	1,234,225
Non-controlling interests	192,493	215,667
Total Equity	1,252,973	1,449,892
Total Liabilities and Equity	$7,655,399	$7,956,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	$1,232,718	$1,564,020	$2,647,350	$3,110,483
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,082,456	1,291,448	2,282,827	2,584,897
General and administrative	33,461	35,737	67,292	71,140
Depreciation and amortization	52,271	50,954	104,023	100,574
Total costs and expenses	1,168,188	1,378,139	2,454,142	2,756,611
Other operating income	54,988	98,087	54,988	132,108
Income from operations	119,518	283,968	248,196	485,980
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	8,324	11,809	10,912	21,728
Gain on sale of businesses	346	—	7,547	—
Interest income	—	—	—	4,749
Interest expense	(37,366)	(33,888)	(83,473)	(68,290)
Income before income taxes	90,822	261,889	183,182	444,167
Income tax expense	23,336	65,681	45,248	110,745
Net income	67,486	196,208	137,934	333,422
Less: Net income attributable to non-controlling interests	15,836	31,314	33,159	57,982
Net income attributable to Select Medical Holdings Corporation	$51,650	$164,894	$104,775	$275,440
Earnings per common share (Note 13):
Basic and diluted	$0.39	$1.22	$0.78	$2.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2021	2020	2021
Net income	$67,486	$196,208	$137,934	$333,422
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap cash flow hedge	—	(1,403)	—	6,748
Reclassification adjustment for (gains) losses included in net income	—	6	—	6
Net change, net of tax benefit (expense) of $—, $486, $—, and $(2,348)	—	(1,397)	—	6,754
Comprehensive income	67,486	194,811	137,934	340,176
Less: Comprehensive income attributable to non-controlling interests	15,836	31,314	33,159	57,982
Comprehensive income attributable to Select Medical Holdings Corporation	$51,650	$163,497	$104,775	$282,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2021

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				110,546		110,546		110,546
Net income attributable to non-controlling interests						—	17,042	17,042
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(14)	0	0			—		—
Vesting of restricted stock			6,173			6,173		6,173
Non-controlling interests acquired in business combination						—	8,193	8,193
Distributions to and purchases of non-controlling interests			(787)			(787)	(13,458)	(14,245)
Redemption value adjustment on non-controlling interests				(38,405)		(38,405)		(38,405)
Other comprehensive income					8,151	8,151		8,151
Other			(178)	(4)		(182)	371	189
Balance at March 31, 2021	134,838	$135	$514,336	$625,381	$6,124	$1,145,976	$204,641	$1,350,617
Net income attributable to Select Medical Holdings Corporation				164,894		164,894		164,894
Net income attributable to non-controlling interests						—	13,241	13,241
Dividends declared for common stockholders ($0.125 per share)				(16,876)		(16,876)		(16,876)
Issuance of restricted stock	211	0	0			—		—
Forfeitures of unvested restricted stock	(2)	0	0			—		—
Vesting of restricted stock			6,564			6,564		6,564
Repurchase of common shares	(42)	0	(707)	(903)		(1,610)		(1,610)
Issuance of non-controlling interests			(1,051)			(1,051)	6,739	5,688
Distributions to and purchases of non-controlling interests			(2,970)			(2,970)	(9,324)	(12,294)
Redemption value adjustment on non-controlling interests				(59,370)		(59,370)		(59,370)
Other comprehensive loss					(1,397)	(1,397)		(1,397)
Other				65		65	370	435
Balance at June 30, 2021	135,005	$135	$516,172	$713,191	$4,727	$1,234,225	$215,667	$1,449,892

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Six Months Ended June 30, 2020

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$—	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				53,125		53,125		53,125
Net income attributable to non-controlling interests						—	10,067	10,067
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(15)	0	0			—		—
Vesting of restricted stock			6,136			6,136		6,136
Repurchase of common shares	(492)	0	(5,350)	(3,341)		(8,691)		(8,691)
Issuance of non-controlling interests						—	1,679	1,679
Distributions to and purchases of non-controlling interests				(2,726)		(2,726)	(4,048)	(6,774)
Redemption value adjustment on non-controlling interests				(10,123)		(10,123)		(10,123)
Other				(55)		(55)	420	365
Balance at March 31, 2020	133,823	$134	$491,824	$316,680	$—	$808,638	$166,181	$974,819
Net income attributable to Select Medical Holdings Corporation				51,650		51,650		51,650
Net income attributable to non-controlling interests						—	12,572	12,572
Issuance of restricted stock	200	0	0			—		—
Forfeitures of unvested restricted stock	(7)	0	0			—		—
Vesting of restricted stock			6,262			6,262		6,262
Repurchase of common shares	(46)	0	(441)	(283)		(724)		(724)
Issuance of non-controlling interests						—	7	7
Distributions to and purchases of non-controlling interests			(65)			(65)	(418)	(483)
Redemption value adjustment on non-controlling interests				127,916		127,916		127,916
Other			(795)	1		(794)	1,205	411
Balance at June 30, 2020	133,970	$134	$496,785	$495,964	$—	$992,883	$179,547	$1,172,430
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2020	2021
Operating activities
Net income	$137,934	$333,422
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	11,223	19,384
Depreciation and amortization	104,023	100,574
Provision for expected credit losses	253	212
Equity in earnings of unconsolidated subsidiaries	(10,912)	(21,728)
Loss (gain) on sale or disposal of assets and businesses	(7,881)	494
Stock compensation expense	13,866	13,808
Amortization of debt discount, premium and issuance costs	1,093	1,095
Deferred income taxes	(3,416)	(8,323)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	13,179	(31,751)
Other current assets	713	(12,856)
Other assets	11,504	(11,984)
Accounts payable	4,251	18,881
Accrued expenses	4,028	71,034
Government advances	316,992	(73,703)
Unearned government assistance	45,505	(78,509)
Income taxes	43,743	42,976
Net cash provided by operating activities	686,098	363,026
Investing activities
Business combinations, net of cash acquired	(6,961)	(10,081)
Purchases of property and equipment	(71,253)	(76,442)
Investment in businesses	(14,749)	(11,185)
Proceeds from sale of assets and businesses	12,401	9,463
Net cash used in investing activities	(80,562)	(88,245)
Financing activities
Borrowings on revolving facilities	470,000	—
Payments on revolving facilities	(470,000)	—
Payments on term loans	(39,843)	—
Borrowings of other debt	31,487	8,915
Principal payments on other debt	(35,733)	(15,314)
Dividends paid to common stockholders	—	(16,876)
Repurchase of common stock	(9,415)	(1,610)
Proceeds from issuance of non-controlling interests	1,686	5,688
Distributions to and purchases of non-controlling interests	(13,660)	(29,152)
Purchase of membership interests of Concentra Group Holdings Parent	(366,203)	—
Net cash used in financing activities	(431,681)	(48,349)
Net increase in cash and cash equivalents	173,855	226,432
Cash and cash equivalents at beginning of period	335,882	577,061
Cash and cash equivalents at end of period	$509,737	$803,493
Supplemental Information
Cash paid for interest	$86,124	$66,955
Cash paid for taxes	4,920	76,094

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of June 30, 2021, and for the three and six month periods ended June 30, 2020 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.
2.    Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.
Recent Accounting Pronouncements
Convertible Instruments and Contracts on an Entity’s Own Equity
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. As part of this update, convertible instruments are to be included in diluted earnings per share using the if-converted method, rather than the treasury stock method. Further, contracts which can be settled in cash or shares, excluding liability-classified share-based payment awards, are to be included in diluted earnings per share on an if-converted basis if the effect is dilutive, regardless of whether the entity or the counterparty can choose between cash and share settlement. The share-settlement presumption may not be rebutted based on past experience or a stated policy. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021. The Company plans to adopt this pronouncement as of January 1, 2022. The use of either the modified retrospective or fully retrospective method of transition is permitted.
Under the terms of the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, certain members of Concentra Group Holdings Parent have put rights that obligate the Company to purchase certain of such members’ equity interests in Concentra Group Holdings Parent when exercised. The Company can elect to pay the purchase price for those equity interests in cash or in shares of Holdings’ common stock. Under ASU 2020-06, the Company is no longer able to rebut the share-settlement presumption based on its past experience. Accordingly, if any of the put rights provided for under the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent are outstanding upon adoption of ASU 2020-06, the shares which are potentially issuable will be included in diluted earnings per share, on an if-converted basis. At this time, the Company cannot reasonably estimate the impact that the adoption of ASU 2020-06 will have on its financial statements.

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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 18% and 15% of the Company’s accounts receivable is due from Medicare at December 31, 2020, and June 30, 2021, respectively.
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
The changes in redeemable non-controlling interests were as follows:

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Balance as of January 1	$974,541	$398,171
Net income attributable to redeemable non-controlling interests	7,256	9,626
Distributions to and purchases of redeemable non-controlling interests	(5,687)	(614)
Purchase of membership interests of Concentra Group Holdings Parent	(366,203)	—
Redemption value adjustment on redeemable non-controlling interests	10,123	38,405
Other	347	343
Balance as of March 31	$620,377	$445,931
Net income attributable to redeemable non-controlling interests	3,264	18,073
Distributions to and purchases of redeemable non-controlling interests	(30)	(1,987)
Redemption value adjustment on redeemable non-controlling interests	(127,916)	59,370
Other	292	165
Balance as of June 30	$495,987	$521,552
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
As of December 31, 2020 and June 30, 2021, the total assets of the Company’s variable interest entities were $208.4 million and $242.3 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2020 and June 30, 2021, the total liabilities of these variable interest entities were $55.1 million and $58.8 million, respectively, and are principally comprised of accounts payable and accrued expenses. The Company’s variable interest entities have obligations payable for services received under the aforementioned management agreements of $151.8 million and $182.1 million as of December 31, 2020 and June 30, 2021, respectively; these intercompany balances are eliminated in consolidation.

6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties.
The Company’s total lease cost was as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$69,367	$1,787	$71,154	$70,739	$1,798	$72,537
Finance lease cost:
Amortization of right-of-use assets	69	—	69	105	—	105
Interest on lease liabilities	231	—	231	254	—	254
Variable lease cost	11,780	112	11,892	13,086	141	13,227
Sublease income	(2,621)	—	(2,621)	(2,229)	—	(2,229)
Total lease cost	$78,826	$1,899	$80,725	$81,955	$1,939	$83,894

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$139,159	$3,520	$142,679	$140,853	$3,597	$144,450
Finance lease cost:
Amortization of right-of-use assets	131	—	131	140	—	140
Interest on lease liabilities	487	—	487	505	—	505
Variable lease cost	24,012	268	24,280	26,095	144	26,239
Sublease income	(5,176)	—	(5,176)	(4,463)	—	(4,463)
Total lease cost	$158,613	$3,788	$162,401	$163,130	$3,741	$166,871
Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$140,300	$145,652
Operating cash flows for finance leases	487	505
Financing cash flows for finance leases	89	145
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$132,125	$138,606
Finance leases	989	138

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020			June 30, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating Leases
Operating lease right-of-use assets	$1,002,151	$30,066	$1,032,217	$1,026,058	$27,273	$1,053,331

Current operating lease liabilities	$214,377	$6,036	$220,413	$218,723	$6,145	$224,868
Non-current operating lease liabilities	848,215	27,152	875,367	869,421	24,057	893,478
Total operating lease liabilities	$1,062,592	$33,188	$1,095,780	$1,088,144	$30,202	$1,118,346

	December 31, 2020			June 30, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Finance Leases
Property and equipment, net	$5,644	$—	$5,644	$5,711	$—	$5,711

Current portion of long-term debt and notes payable	$663	$—	$663	$638	$—	$638
Long-term debt, net of current portion	13,491	—	13,491	13,509	—	13,509
Total finance lease liabilities	$14,154	$—	$14,154	$14,147	$—	$14,147
The weighted average remaining lease terms and discount rates were as follows:

	December 31, 2020	June 30, 2021
Weighted average remaining lease term (in years):
Operating leases	7.8	7.8
Finance leases	31.2	30.6
Weighted average discount rate:
Operating leases	5.6%	5.5%
Finance leases	7.2%	7.2%
As of June 30, 2021, maturities of lease liabilities were approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021 (remainder of year)	$143,539	$790
2022	258,011	1,699
2023	211,514	1,710
2024	172,183	1,381
2025	138,429	1,205
Thereafter	533,811	29,019
Total undiscounted cash flows	1,457,487	35,804
Less: Imputed interest	339,141	21,657
Total discounted lease liabilities	$1,118,346	$14,147
7.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the six months ended June 30, 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2020	$1,084,761	$432,753	$646,433	$1,215,067	$3,379,014
Acquisition of businesses	—	9,402	1,436	1,188	12,026
Balance as of June 30, 2021	$1,084,761	$442,155	$647,869	$1,216,255	$3,391,040

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2020			June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	18,392	—	18,392	18,413	—	18,413
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	291,923	(113,346)	178,577	298,514	(126,843)	171,671
Non-compete agreements	33,771	(11,771)	22,000	35,011	(13,365)	21,646
Total identifiable intangible assets	$517,658	$(130,117)	$387,541	$525,510	$(145,208)	$380,302
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At June 30, 2021, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 8.2 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $6.9 million and $7.3 million for the three months ended June 30, 2020 and 2021, respectively. Amortization expense was $13.8 million and $14.4 million for the six months ended June 30, 2020 and 2021, respectively.
8.     Long-Term Debt and Notes Payable
As of June 30, 2021, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select 6.250% senior notes	$1,225,000	$30,722	$(15,463)	$1,240,259	$1,304,625
Select credit facilities:
Select term loan	2,103,437	(7,398)	(8,064)	2,087,975	2,077,144
Other debt, including finance leases	69,846	—	(258)	69,588	69,588
Total debt	$3,398,283	$23,324	$(23,785)	$3,397,822	$3,451,357
Principal maturities of the Company’s long-term debt and notes payable were approximately as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Select 6.250% senior notes	$—	$—	$—	$—	$—	$1,225,000	$1,225,000
Select credit facilities:
Select term loan	—	—	4,757	11,150	2,087,530	—	2,103,437
Other debt, including finance leases	9,441	4,035	20,754	23,717	334	11,565	69,846
Total debt	$9,441	$4,035	$25,511	$34,867	$2,087,864	$1,236,565	$3,398,283

As of December 31, 2020, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select 6.250% senior notes	$1,225,000	$33,773	$(16,953)	$1,241,820	$1,316,875
Select credit facilities:
Select term loan	2,103,437	(8,393)	(9,149)	2,085,895	2,082,403
Other debt, including finance leases	74,606	—	(302)	74,304	74,304
Total debt	$3,403,043	$25,380	$(26,404)	$3,402,019	$3,473,582
Select Credit Facilities
On June 2, 2021, Select entered into Amendment No. 5 to its senior secured credit agreement (the “Select credit agreement”) which, among other things, increased the aggregate commitments available under its revolving credit facility (the “Select revolving facility”) from $450.0 million to $650.0 million, including a $125.0 million sublimit for the issuance of standby letters of credit.
Concentra-JPM Revolving Facility
On June 2, 2021, Concentra Inc. terminated its obligations under its first lien credit agreement (the “Concentra-JPM first lien credit agreement”). The Concentra-JPM first lien credit agreement provided for commitments of $100.0 million under a revolving credit facility (the “Concentra-JPM revolving facility”), which was set to mature on March 1, 2022.
9.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on the Select term loan, which bears interest at a variable interest rate. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the reference rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. The interest rate cap became effective March 31, 2021 for the monthly periods from and including April 30, 2021 through September 30, 2024. The Company will pay a premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% of the notional amount.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when the reference rate exceeds 1.0%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income (“AOCI”) and into interest expense when the hedged interest obligations affect earnings.
The following table outlines the changes in AOCI:

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Balance as of January 1	$—	$(2,027)
Gain on interest rate cap cash flow hedge	—	8,151
Balance as of March 31	$—	$6,124
Loss on interest rate cap cash flow hedge	—	(1,403)
Amounts reclassified from AOCI	—	6
Balance as of June 30	$—	$4,727
The estimated pre-tax losses expected to be reclassified from AOCI into interest expense within the next twelve months are approximately $0.2 million.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2020	June 30, 2021
Asset:			(in thousands)
Interest rate cap contract, non-current portion	Other assets	Level 2	$—	$8,776
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$1,339	$1,948
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	1,392	—
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

		December 31, 2020		June 30, 2021
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Select 6.250% senior notes	Level 2	$1,241,820	$1,316,875	$1,240,259	$1,304,625
Select credit facilities:
Select term loan	Level 2	2,085,895	2,082,403	2,087,975	2,077,144
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Revenue:
Critical illness recovery hospital	$519,626	$544,059	$1,020,147	$1,138,931
Rehabilitation hospital	168,667	212,666	350,686	420,470
Outpatient rehabilitation	167,138	280,409	422,387	532,370
Concentra	312,338	456,372	710,873	879,212
Other	64,949	70,514	143,257	139,500
Total Company	$1,232,718	$1,564,020	$2,647,350	$3,110,483
Adjusted EBITDA:
Critical illness recovery hospital	$89,743	$72,904	$178,313	$186,176
Rehabilitation hospital	27,605	50,768	66,174	101,302
Outpatient rehabilitation	(6,282)	45,633	20,840	71,962
Concentra	41,497	137,060	102,963	219,075
Other	26,189	35,656	(2,205)	21,847
Total Company	$178,752	$342,021	$366,085	$600,362
Total assets:
Critical illness recovery hospital	$2,115,294	$2,187,181	$2,115,294	$2,187,181
Rehabilitation hospital	1,135,206	1,186,886	1,135,206	1,186,886
Outpatient rehabilitation	1,267,308	1,333,661	1,267,308	1,333,661
Concentra	2,351,974	2,518,369	2,351,974	2,518,369
Other	598,676	730,282	598,676	730,282
Total Company	$7,468,458	$7,956,379	$7,468,458	$7,956,379
Purchases of property and equipment:
Critical illness recovery hospital	$14,970	$16,499	$23,935	$30,884
Rehabilitation hospital	1,923	3,257	5,248	3,922
Outpatient rehabilitation	6,593	7,448	14,977	14,783
Concentra	6,820	7,591	22,406	20,271
Other	1,739	1,928	4,687	6,582
Total Company	$32,045	$36,723	$71,253	$76,442

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$89,743	$27,605	$(6,282)	$41,497	$26,189
Depreciation and amortization	(13,892)	(6,907)	(7,194)	(21,857)	(2,421)
Stock compensation expense	—	—	—	(701)	(6,262)
Income (loss) from operations	$75,851	$20,698	$(13,476)	$18,939	$17,506	$119,518
Equity in earnings of unconsolidated subsidiaries						8,324
Gain on sale of businesses						346
Interest expense						(37,366)
Income before income taxes						$90,822

	Three Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$72,904	$50,768	$45,633	$137,060	$35,656
Depreciation and amortization	(12,936)	(6,939)	(7,345)	(21,230)	(2,504)
Stock compensation expense	—	—	—	(535)	(6,564)
Income (loss) from operations	$59,968	$43,829	$38,288	$115,295	$26,588	$283,968
Equity in earnings of unconsolidated subsidiaries						11,809
Interest expense						(33,888)
Income before income taxes						$261,889

	Six Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$178,313	$66,174	$20,840	$102,963	$(2,205)
Depreciation and amortization	(26,228)	(13,794)	(14,412)	(44,744)	(4,845)
Stock compensation expense	—	—	—	(1,468)	(12,398)
Income (loss) from operations	$152,085	$52,380	$6,428	$56,751	$(19,448)	$248,196
Equity in earnings of unconsolidated subsidiaries						10,912
Gain on sale of businesses						7,547
Interest expense						(83,473)
Income before income taxes						$183,182

	Six Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$186,176	$101,302	$71,962	$219,075	$21,847
Depreciation and amortization	(25,986)	(13,999)	(14,536)	(41,128)	(4,925)
Stock compensation expense	—	—	—	(1,071)	(12,737)
Income (loss) from operations	$160,190	$87,303	$57,426	$176,876	$4,185	$485,980
Equity in earnings of unconsolidated subsidiaries						21,728
Interest income						4,749
Interest expense						(68,290)
Income before income taxes						$444,167

12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and six months ended June 30, 2020 and 2021:

	Three Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$215,508	$71,510	$20,049	$257	$—	$307,324
Non-Medicare	301,065	87,697	135,103	309,467	—	833,332
Total patient services revenues	516,573	159,207	155,152	309,724	—	1,140,656
Other revenue	3,053	9,460	11,986	2,614	64,949	92,062
Total revenue	$519,626	$168,667	$167,138	$312,338	$64,949	$1,232,718

	Three Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$201,198	$103,865	$45,291	$295	$—	$350,649
Non-Medicare	340,929	98,443	217,893	454,125	—	1,111,390
Total patient services revenues	542,127	202,308	263,184	454,420	—	1,462,039
Other revenue	1,932	10,358	17,225	1,952	70,514	101,981
Total revenue	$544,059	$212,666	$280,409	$456,372	$70,514	$1,564,020

	Six Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$457,017	$162,262	$60,881	$729	$—	$680,889
Non-Medicare	557,012	169,133	331,993	704,500	—	1,762,638
Total patient services revenues	1,014,029	331,395	392,874	705,229	—	2,443,527
Other revenue	6,118	19,291	29,513	5,644	143,257	203,823
Total revenue	$1,020,147	$350,686	$422,387	$710,873	$143,257	$2,647,350

	Six Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$433,338	$206,240	$81,582	$525	$—	$721,685
Non-Medicare	702,081	193,785	418,712	874,779	—	2,189,357
Total patient services revenues	1,135,419	400,025	500,294	875,304	—	2,911,042
Other revenue	3,512	20,445	32,076	3,908	139,500	199,441
Total revenue	$1,138,931	$420,470	$532,370	$879,212	$139,500	$3,110,483

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and six months ended June 30, 2020 and 2021.
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

	Basic and Diluted EPS		Basic and Diluted EPS
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Net income	$67,486	$196,208	$137,934	$333,422
Less: net income attributable to non-controlling interests	15,836	31,314	33,159	57,982
Net income attributable to the Company	51,650	164,894	104,775	275,440
Less: Distributed and undistributed income attributable to participating securities	1,778	5,560	3,596	9,250
Distributed and undistributed income attributable to common shares	$49,872	$159,334	$101,179	$266,190
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended June 30,
	2020			2021
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$49,872	129,319	$0.39	$159,334	130,396	$1.22
Participating securities	1,778	4,610	0.39	5,560	4,550	1.22
Total Company	$51,650			$164,894

	Six Months Ended June 30,
	2020			2021
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$101,179	129,479	$0.78	$266,190	130,362	$2.04
Participating securities	3,596	4,602	0.78	9,250	4,530	2.04
Total Company	$104,775			$275,440
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

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
Contract Therapy Subpoena.    In May 2017, the Company received a subpoena from the U.S. Attorney’s Office for the District of New Jersey seeking various documents principally relating to the Company’s contract therapy division, which contracted to furnish rehabilitation therapy services to residents of skilled nursing facilities (“SNFs”) and other providers. The Company operated its contract therapy division through a subsidiary until March 31, 2016, when the Company sold the stock of the subsidiary. The subpoena seeks documents that appear to be aimed at assessing whether therapy services were furnished and billed in compliance with Medicare SNF billing requirements, including whether therapy services were coded at inappropriate levels and whether excessive or unnecessary therapy was furnished to justify coding at higher paying levels. The U.S. Attorney’s Office indicated that the subpoena was issued in connection with a qui tam lawsuit. The Company produced documents in response to the subpoena and fully cooperated with this investigation. In July 2021, the Company entered into a settlement agreement with the United States government, the plaintiff-relator who filed the qui tam lawsuit, and the purchaser of the Company’s contract therapy division in March 2016. In satisfaction of its indemnity obligations under the purchase agreement signed in March 2016, the Company agreed to make payments related to the settlement that will not exceed the amount of a liability accrued, and a non-operating loss incurred, during the nine months ended September 30, 2020. Such payments, in the aggregate, are immaterial to the Company’s financial statements. In the settlement agreement, the government and the plaintiff-relator released the Company from liability for all conduct alleged in the complaint, and the Company admitted no liability or wrongdoing.

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
Medicare Dual-Eligible Litigation
The Company’s critical illness recovery hospitals have pursued claims against CMS involving denied Medicare bad debt reimbursement for copayments and deductibles of dual-eligible Medicaid beneficiaries for cost reporting periods ending in 2005 through 2010. A U.S. District Court ruled in favor of the Company and ordered CMS to determine and pay the Medicare bad debt reimbursement plus interest and, in February 2021, the Company received reimbursement proceeds of $17.9 million plus accrued interest of $4.7 million. These amounts were recognized as other operating income and interest income, respectively, during the six months ended June 30, 2021.
15.     CARES Act
Provider Relief Funds
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. Since the enactment of the CARES Act, the Company’s consolidated subsidiaries have received approximately $208.4 million of payments from the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund. The Company is able to use payments received under the Provider Relief Fund for “health care related expenses or lost revenues that are attributable to coronavirus.” The Provider Relief Fund payments must first be applied against health care related expenses attributable to COVID-19. Provider Relief Fund payments not fully expended on healthcare related expenses attributable to COVID-19 are then applied to lost revenues. The provisions of the Provider Relief Fund payments permit a parent organization to allocate all or a portion of its general and targeted distributions among its subsidiaries which are eligible health care providers.
Since the CARES Act was enacted, the Department of Health and Human Services (“HHS”) has issued a series of post-payment notices of reporting requirements and other guidance which, in some instances, have significantly altered the terms and conditions surrounding the Provider Relief Fund payments. Additionally, certain provisions and reporting requirements associated with the Provider Relief Fund payments were signed into law as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSA Act”) on December 27, 2020. On June 11, 2021, HHS released an updated post-payment notice of reporting requirements and new and modified responses to its Frequently Asked Questions regarding the Provider Relief Fund payments. Among other things, HHS updated the period of time in which recipients must use the Provider Relief Fund payments. Under the revised guidance, the deadlines for utilizing the payments are based on the date in which the payments were received, rather than requiring all payments be used by June 30, 2021. The deadlines to use the Provider Relief Fund payments are now as follows: (i) payments received between April 10, 2020 and June 30, 2020 must have been used by June 30, 2021, (ii) payments received between July 1, 2020 and December 31, 2020 must be used by December 31, 2021, (iii) payments received between January 1, 2021 and June 30, 2021 must be used by June 30, 2022, and (iv) payments received between July 1, 2021 and December 31, 2021 must be used by December 31, 2022.

Under the Company’s accounting policy, payments are recognized as other operating income when it is probable that it has complied with the terms and conditions of the payments. The Company evaluated its eligibility to utilize certain Provider Relief Fund payments and whether those payments were used in accordance with the terms and conditions set forth within the CRRSA Act and by HHS as of June 30, 2021. The Company’s assessment of uncertainties surrounding its ability to utilize certain of its Provider Relief Fund payments, including its ability to allocate general distributions among the Company’s subsidiaries, was updated for additional information obtained during the period. Based on this updated assessment, the Company believes it is probable that it has complied with the terms and conditions associated with the Provider Relief Fund payments as of June 30, 2021. During the three and six months ended June 30, 2021, the Company determined that it was eligible to recognize approximately $98.0 million and $114.1 million, respectively, of Provider Relief Fund payments as other operating income on the accompanying condensed consolidated statement of operations. The Company recognized $55.0 million of other operating income during both the three and six months ended June 30, 2020.
As of June 30, 2021, $4.1 million of Provider Relief Fund payments have not yet been utilized by the Company in accordance with the regulations promulgated by HHS and the CRRSA Act and are reported as unearned government assistance on the accompanying condensed consolidated balance sheet. Of this amount, $1.7 million will be repaid to the government because the payments could not be utilized by the deadlines specified by HHS. The remaining Provider Relief Fund payments may need to be repaid to the extent they cannot be utilized in accordance with the terms and conditions set forth within the CRRSA Act and by HHS. Further changes to the regulations surrounding the Provider Relief Fund payments or amended interpretations of existing guidance may change the Company’s assessment of whether it is probable that is has complied with the terms of conditions of the Provider Relief Fund payments. These changes may result in the Company being unable to recognize additional Provider Relief Fund payments as other operating income or the reversal of amounts previously recognized.
Medicare Accelerated and Advance Payments Program
The Company’s consolidated subsidiaries received approximately $325.0 million of advance payments under CMS’s Accelerated and Advance Payment Program, which was temporarily expanded by the CARES Act. Repayment of the advance payments begins one year from the issuance date of the payment. After that first year, the Medicare program automatically recoups 25.0% of the Medicare payments otherwise owed to the provider or supplier for eleven months. At the end of the eleven-month period, recoupment increases to 50.0% for another six months. Any amounts that remain unpaid after 29 months are subject to a 4.0% interest rate.
The Company received the majority of its advance payments in April 2020. Accordingly, CMS began recouping a portion of the Medicare payments due to the Company beginning in April 2021. CMS recouped $73.7 million of Medicare payments during the three and six months ended June 30, 2021. The remaining amounts owed to CMS under the Accelerated and Advance Payment Program are reflected as government advances on the accompanying condensed consolidated balance sheets.
16.     Subsequent Event
On August 4, 2021, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about August 30, 2021 to stockholders of record as of the close of business on August 18, 2021.

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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021, as such risk factors may be updated from time to time in our periodic filings with the SEC.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of June 30, 2021, we had operations in 46 states and the District of Columbia. We operated 99 critical illness recovery hospitals in 28 states, 30 rehabilitation hospitals in 12 states, and 1,833 outpatient rehabilitation clinics in 38 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 518 occupational health centers in 41 states as of June 30, 2021. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $3,110.5 million for the six months ended June 30, 2021. Of this total, we earned approximately 37% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)
Net income	$67,486	$196,208	$137,934	$333,422
Income tax expense	23,336	65,681	45,248	110,745
Interest expense	37,366	33,888	83,473	68,290
Interest income	—	—	—	(4,749)
Gain on sale of businesses	(346)	—	(7,547)	—
Equity in earnings of unconsolidated subsidiaries	(8,324)	(11,809)	(10,912)	(21,728)
Income from operations	119,518	283,968	248,196	485,980
Stock compensation expense:
Included in general and administrative	5,451	5,620	10,888	11,080
Included in cost of services	1,512	1,479	2,978	2,728
Depreciation and amortization	52,271	50,954	104,023	100,574
Adjusted EBITDA	$178,752	$342,021	$366,085	$600,362

Effects of the COVID-19 Pandemic on our Results of Operations during the Three and Six Months Ended June 30, 2020 and 2021
Beginning in March 2020, state governments placed significant restrictions on businesses and mandated closures of non-essential or non-life sustaining businesses, causing many employers to furlough their workforce and temporarily cease or significantly reduce their operations. State governments also implemented restrictions on travel and individual activities outside of the home, closed schools, and mandated other social distancing measures. At the same time, hospitals and other facilities began suspending elective surgeries. In an effort to ensure hospitals and health systems had the capacity to absorb and effectively manage surges of COVID-19 patients, a number of waivers and modifications of certain requirements under the Medicare, Medicaid and CHIP programs were authorized in March 2020, including certain regulations under the Medicare program which govern admissions into our critical illness recovery hospitals and rehabilitation hospitals. Specifically, our critical illness recovery hospitals which are certified as LTCHs became exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. Our rehabilitation hospitals which are certified as IRFs could exclude patients admitted solely to respond to the emergency from the calculation of the “60 percent rule” thresholds to receive payment as an IRF. The COVID-19 public health emergency period has been extended and is currently in effect through October 17, 2021.
The adverse effects of the COVID-19 pandemic, along with the actions of governmental authorities and those in the private sector to limit the spread of COVID-19, caused disruptions in each of our segments; these disruptions were most significant within our outpatient rehabilitation and Concentra segments. By mid-March 2020, our outpatient rehabilitation clinics began experiencing significantly less patient visit volume due to declines in patient referrals from physicians, a reduction in workers’ compensation injury visits resulting from the temporary closure of businesses, and the suspension of elective surgeries which would have required outpatient rehabilitation services. Our Concentra centers experienced similar declines in patient visit volume due to businesses furloughing their workforce and temporarily ceasing or significantly reducing their operations. Since March 2021, our outpatient rehabilitation clinics and Concentra centers have experienced patient visit volumes which approximate or exceed the levels experienced in the months prior to the widespread emergence of COVID-19 in the United States. Although they have experienced temporary disruptions in their core businesses as a result of the COVID-19 pandemic, our outpatient rehabilitation and Concentra segments have been able to expand their services to provide COVID-19 screening and testing.
Our critical illness recovery hospitals have played a critical role in caring for patients during the COVID-19 pandemic, and the relaxation of certain admission restrictions have contributed to volume increases in certain of our hospitals. The revenue of our critical illness recovery hospitals and rehabilitation hospitals has also benefited from the temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which began May 1, 2020 following the enactment of the CARES Act, and has been extended through December 31, 2021. Certain of our rehabilitation hospitals experienced temporary declines in patient volume, beginning in March 2020, in areas more significantly impacted by the spread of COVID-19, and as a result of the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services. Additionally, some of our rehabilitation hospitals temporarily restricted admissions as a result of the COVID-19 pandemic. Beginning at the onset of the COVID-19 pandemic, both our critical illness recovery hospitals and rehabilitation hospitals modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of our patients and staff members. This has resulted in increased labor costs, including increased contracted labor usage, as well as additional costs resulting from the purchase of personal protective equipment.
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

	Critical Illness Recovery Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals Owned(1)
	2019	2020	2021	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$149,799	$163,238	$199,611	86,238	90,783	100,933	69%	69%	75%	96	100	99
February	145,586	165,375	190,703	80,806	87,844	92,036	71%	72%	75%	96	100	99
March	162,149	171,908	204,558	91,085	91,831	100,149	73%	70%	74%	96	100	99
Three Months Ended March 31	$457,534	$500,521	$594,872	258,129	270,458	293,118	71%	70%	75%	96	100	99

April	$156,231	$171,445	$185,934	88,357	90,710	91,506	70%	71%	70%	99	100	99
May	156,422	178,223	183,471	89,350	95,191	93,708	69%	72%	70%	99	100	99
June	148,490	169,958	174,654	85,153	90,988	87,767	68%	71%	68%	99	100	99
Three Months Ended June 30	$461,143	$519,626	$544,059	262,860	276,889	272,981	69%	72%	69%	99	100	99
Six Months Ended June 30	$918,677	$1,020,147	$1,138,931	520,989	547,347	566,099	70%	71%	72%	99	100	99

	Rehabilitation Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals Owned(1)
	2019	2020	2021	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$50,615	$61,673	$68,297	27,434	32,111	34,404	74%	79%	82%	17	19	20
February	48,080	60,690	64,202	25,442	31,813	32,178	76%	84%	84%	17	19	20
March	55,863	59,656	75,305	29,940	30,644	35,857	78%	76%	85%	18	19	20
Three Months Ended March 31	$154,558	$182,019	$207,804	82,816	94,568	102,439	76%	79%	84%	18	19	20

April	$51,991	$45,878	$70,295	28,266	23,553	34,861	76%	61%	85%	18	19	20
May	56,019	57,815	71,190	29,730	29,787	35,604	75%	73%	84%	19	19	20
June	52,364	64,974	71,181	28,529	30,741	34,483	73%	78%	84%	19	19	20
Three Months Ended June 30	$160,374	$168,667	$212,666	86,525	84,081	104,948	75%	71%	85%	19	19	20
Six Months Ended June 30	$314,932	$350,686	$420,470	169,341	178,649	207,387	76%	75%	84%	19	19	20

	Outpatient Rehabilitation

	Revenue			Visits			Working Days(2)
	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$83,185	$90,924	$76,763	687,007	757,171	625,964	22	22	20
February	78,573	88,239	77,063	658,610	739,061	641,942	20	20	20
March	85,147	76,086	98,135	708,866	626,433	832,248	21	22	23
Three Months Ended March 31	$246,905	$255,249	$251,961	2,054,483	2,122,665	2,100,154	63	64	63

April	$90,230	$49,084	$95,251	762,914	386,108	810,314	22	22	22
May	90,272	51,186	89,030	759,829	409,703	758,773	22	20	20
June	81,389	66,868	96,128	680,762	546,456	835,774	20	22	22
Three Months Ended June 30	$261,891	$167,138	$280,409	2,203,505	1,342,267	2,404,861	64	64	64
Six Months Ended June 30	$508,796	$422,387	$532,370	4,257,988	3,464,932	4,505,015	127	128	127

	Concentra

	Revenue			Visits			Working Days(2)
	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$133,507	$141,236	$127,103	985,598	1,032,069	867,793	22	22	20
February	126,309	133,690	132,349	919,065	965,741	869,910	20	20	20
March	136,505	123,609	163,388	1,006,944	879,585	1,057,871	21	22	23
Three Months Ended March 31	$396,321	$398,535	$422,840	2,911,607	2,877,395	2,795,574	63	64	63

April	$140,050	$91,178	$152,143	1,040,543	610,555	999,622	22	22	22
May	143,183	99,228	142,228	1,073,763	674,629	956,250	22	20	20
June	130,218	121,932	162,001	988,783	865,896	1,074,206	20	22	22
Three Months Ended June 30	$413,451	$312,338	$456,372	3,103,089	2,151,080	3,030,078	64	64	64
Six Months Ended June 30	$809,772	$710,873	$879,212	6,014,696	5,028,475	5,825,652	127	128	127
_______________________________________________________________________________
(1)    Represents the number of hospitals owned at the end of each period presented.
(2)    Represents the number of days in which normal business operations were conducted during the periods presented.
Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three and six months ended June 30, 2020 and 2021. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three and six months ended June 30, 2020 and 2021.
Other Significant Events
Dividend Payments
On May 5, 2021, our board of directors declared a cash dividend of $0.125 per share. The dividend, totaling $16.9 million was paid on June 1, 2021 to stockholders of record as of the close of business on May 19, 2021.
Financing Transactions
On June 2, 2021, Select entered into Amendment No. 5 to the Select credit agreement which, among other things, increased the aggregate commitments available under the Select revolving facility from $450.0 million to $650.0 million, including a $125.0 million sublimit for the issuance of standby letters of credit.
On June 2, 2021, Concentra Inc. terminated its obligations under the Concentra-JPM first lien credit agreement. The Concentra-JPM first lien credit agreement provided for commitments of $100.0 million under the Concentra-JPM revolving facility, which was set to mature on March 1, 2022.

Summary Financial Results
Three Months Ended June 30, 2021
For the three months ended June 30, 2021, our revenue increased 26.9% to $1,564.0 million, compared to $1,232.7 million for the three months ended June 30, 2020. Income from operations increased 137.6% to $284.0 million for the three months ended June 30, 2021, compared to $119.5 million for the three months ended June 30, 2020. Income from operations included other operating income of $98.1 million and $55.0 million for the three months ended June 30, 2021 and 2020, respectively.
Net income increased 190.7% to $196.2 million for the three months ended June 30, 2021, compared to $67.5 million for the three months ended June 30, 2020. Net income included a pre-tax gain on sale of businesses of $0.3 million for the three months ended June 30, 2020.
Adjusted EBITDA increased 91.3% to $342.0 million for the three months ended June 30, 2021, compared to $178.8 million for the three months ended June 30, 2020. Our Adjusted EBITDA margin was 21.9% for the three months ended June 30, 2021, compared to 14.5% for the three months ended June 30, 2020.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$544,059	$212,666	$280,409	$456,372	$70,514	$1,564,020
Operating expenses	(471,155)	(161,898)	(234,776)	(352,163)	(107,193)	(1,327,185)
Depreciation and amortization	(12,936)	(6,939)	(7,345)	(21,230)	(2,504)	(50,954)
Other operating income	—	—	—	32,316	65,771	98,087
Income from operations	$59,968	$43,829	$38,288	$115,295	$26,588	$283,968
Depreciation and amortization	12,936	6,939	7,345	21,230	2,504	50,954
Stock compensation expense	—	—	—	535	6,564	7,099
Adjusted EBITDA	$72,904	$50,768	$45,633	$137,060	$35,656	$342,021
Adjusted EBITDA margin	13.4%	23.9%	16.3%	30.0%	N/M	21.9%

	Three Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$519,626	$168,667	$167,138	$312,338	$64,949	$1,232,718
Operating expenses	(429,883)	(141,062)	(173,420)	(272,331)	(99,221)	(1,115,917)
Depreciation and amortization	(13,892)	(6,907)	(7,194)	(21,857)	(2,421)	(52,271)
Other operating income	—	—	—	789	54,199	54,988
Income (loss) from operations	$75,851	$20,698	$(13,476)	$18,939	$17,506	$119,518
Depreciation and amortization	13,892	6,907	7,194	21,857	2,421	52,271
Stock compensation expense	—	—	—	701	6,262	6,963
Adjusted EBITDA	$89,743	$27,605	$(6,282)	$41,497	$26,189	$178,752
Adjusted EBITDA margin	17.3%	16.4%	(3.8)%	13.3%	N/M	14.5%

The following table summarizes changes in segment performance measures for the three months ended June 30, 2021, compared to the three months ended June 30, 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	4.7%	26.1%	67.8%	46.1%	8.6%	26.9%
Change in income from operations	(20.9)%	111.8%	384.1%	508.8%	N/M	137.6%
Change in Adjusted EBITDA	(18.8)%	83.9%	826.4%	230.3%	N/M	91.3%
_______________________________________________________________________________
N/M —     Not meaningful.
Six Months Ended June 30, 2021
For the six months ended June 30, 2021, our revenue increased 17.5% to $3,110.5 million, compared to $2,647.4 million for the six months ended June 30, 2020. Income from operations increased 95.8% to $486.0 million for the six months ended June 30, 2021, compared to $248.2 million for the six months ended June 30, 2020. Income from operations included other operating income of $132.1 million and $55.0 million for the six months ended June 30, 2021 and 2020, respectively.
Net income increased 141.7% to $333.4 million for the six months ended June 30, 2021, compared to $137.9 million for the six months ended June 30, 2020. Net income included a pre-tax gain on sale of businesses of $7.5 million for the six months ended June 30, 2020.
Adjusted EBITDA increased 64.0% to $600.4 million for the six months ended June 30, 2021, compared to $366.1 million for the six months ended June 30, 2020. Our Adjusted EBITDA margin was 19.3% for the six months ended June 30, 2021, compared to 13.8% for the six months ended June 30, 2020.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Six Months Ended June 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,138,931	$420,470	$532,370	$879,212	$139,500	$3,110,483
Operating expenses	(970,642)	(319,168)	(460,408)	(693,524)	(212,295)	(2,656,037)
Depreciation and amortization	(25,986)	(13,999)	(14,536)	(41,128)	(4,925)	(100,574)
Other operating income	17,887	—	—	32,316	81,905	132,108
Income from operations	$160,190	$87,303	$57,426	$176,876	$4,185	$485,980
Depreciation and amortization	25,986	13,999	14,536	41,128	4,925	100,574
Stock compensation expense	—	—	—	1,071	12,737	13,808
Adjusted EBITDA	$186,176	$101,302	$71,962	$219,075	$21,847	$600,362
Adjusted EBITDA margin	16.3%	24.1%	13.5%	24.9%	N/M	19.3%

	Six Months Ended June 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,020,147	$350,686	$422,387	$710,873	$143,257	$2,647,350
Operating expenses	(841,834)	(284,512)	(401,547)	(610,167)	(212,059)	(2,350,119)
Depreciation and amortization	(26,228)	(13,794)	(14,412)	(44,744)	(4,845)	(104,023)
Other operating income	—	—	—	789	54,199	54,988
Income (loss) from operations	$152,085	$52,380	$6,428	$56,751	$(19,448)	$248,196
Depreciation and amortization	26,228	13,794	14,412	44,744	4,845	104,023
Stock compensation expense	—	—	—	1,468	12,398	13,866
Adjusted EBITDA	$178,313	$66,174	$20,840	$102,963	$(2,205)	$366,085
Adjusted EBITDA margin	17.5%	18.9%	4.9%	14.5%	N/M	13.8%
The following table summarizes changes in segment performance measures for the six months ended June 30, 2021, compared to the six months ended June 30, 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	11.6%	19.9%	26.0%	23.7%	(2.6)%	17.5%
Change in income from operations	5.3%	66.7%	793.4%	211.7%	N/M	95.8%
Change in Adjusted EBITDA	4.4%	53.1%	245.3%	112.8%	N/M	64.0%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the HHS and CMS. Revenue generated directly from the Medicare program represented approximately 23% of our revenue for the six months ended June 30, 2021, and 25% of our revenue for the year ended December 31, 2020.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, October 23, 2020, January 21, 2021, April 21, 2021, and July 20, 2021. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under the Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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
vii.IRFs, LTCHs, and certain other providers did not need to submit quality data to Medicare for October 1, 2019 through June 30, 2020 to comply with the quality reporting programs.
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

CMS also approved section 1135 waivers for 54 state Medicaid programs (including the District of Columbia, Puerto Rico, and other territories), 51 temporary changes to Medicaid or CHIP state plan amendments, 6 traditional changes to Medicaid state plan amendments, and section 1115 waivers for 12 state Medicaid demonstration projects addressing the COVID-19 public health emergency. CMS will consider specific waiver requests from providers and suppliers. We have submitted one or more specific waiver requests to make it easier for our operators or referral partners to treat COVID-19 patients, and we may submit others in the future.
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
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to COVID-19 and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” The Paycheck Protection Program and Health Care Enhancement Act, Public Law 116-139, added $75 billion to this fund. The Consolidated Appropriations Act, 2021, added another $3 billion to this fund. HHS has allocated three general distributions from the fund for payments to Medicare providers. The Phase 1 General Distribution included $30 billion for health care providers that received Medicare fee-for-service payments in 2019. Another $20 billion was allocated to Medicare providers in a manner that was intended to make the entire $50 billion Phase 1 General Distribution proportional to each provider’s share of 2018 net patient revenue. Payments from the additional $20 billion allocation were determined based on the lesser of a provider’s 2018 (or most recent complete tax year) gross receipts or the sum of incurred losses for March and April of 2020. HHS distributed $16 billion from the additional $20 billion allocation. The Phase 2 General Distribution allocated $18 billion for providers in state Medicaid/CHIP programs, Medicaid managed care plans, dentists, and certain Medicare providers who did not receive a Phase 1 General Distribution payment. HHS distributed $5.98 billion from the $18 billion Phase 2 allocation. The Phase 3 General Distribution was projected to include $20 billion for providers to apply for if they suffered financial losses or changes in operating expenses caused by COVID-19 or if they were previously ineligible for a general distribution. HHS made $24.5 billion in payments as part of the Phase 3 General Distribution. The remainder of the COVID-19 related appropriations to the Public Health and Social Services Emergency Fund is for targeted allocations to providers in high impact COVID-19 areas ($20.75 billion), rural providers (approximately $11.09 billion), skilled nursing facilities (approximately $5 billion), nursing home infection control (approximately $2.75 billion), safety net hospitals (approximately $13.07 billion), Indian Health Service and urban health centers ($520 million), children’s hospitals ($1.06 billion), and unspecified allocations for providers treating uninsured COVID-19 patients. HHS also established a $2.25 billion incentive payment structure for skilled nursing facilities and nursing homes for keeping new COVID-19 infection and mortality rates among residents lower than the communities they serve. Starting on July 1, 2021, recipients of these payments must begin reporting data to HHS on the use of the funds via an online portal. By September 30, 2021, recipients must report to HHS on the use of funds received from April 10, 2020 to June 30, 2020. The deadline to apply these initial payments towards eligible expenses and lost revenue attributable to COVID-19 was June 30, 2021. For payments received from July 1, 2020 to December 31, 2020, recipients must use the funds by December 31, 2021 and will report to HHS regarding the use of the funds during the period of January 1, 2022 to March 31, 2022. Next, any payments received from January 1, 2021 to June 30, 2021 must be used by June 30, 2022 and recipients must report to HHS regarding such payments from July 1, 2022 to September 30, 2022. Finally, if any provider receives payments during the period of July 1, 2021 to December 31, 2021, the provider must use the funds by December 31, 2022 and report to HHS on the use of these funds during the period of January 1, 2023 to March 31, 2023. Any funds that a provider does not apply towards expenses or lost revenue attributable to COVID-19 must be returned to HHS within 30 calendar days after the end of the applicable reporting period. All recipients of funds are subject to audit by HHS, the HHS OIG, or the Pandemic Response Accountability Committee. Audits may include examination of the accuracy of the data providers submitted to HHS in their applications for payments.

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
Fiscal Year 2022. On August 2, 2021, CMS released a display copy of the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021 through September 30, 2022). The standard federal rate was set at $44,714, an increase from the standard federal rate applicable during fiscal year 2021 of $43,755. The update to the standard federal rate for fiscal year 2022 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%. The standard federal rate also included an area wage budget neutrality factor of 1.002848. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends before or during fiscal year 2022, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $33,015, a significant increase from the fixed-loss amount in the 2021 fiscal year of $27,195. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $30,988, an increase from the fixed-loss amount in the 2021 fiscal year of $29,064.
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
Fiscal Year 2022. On August 4, 2021, CMS published the final rule updating policies and payment rates for the IRF-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021 through September 30, 2022). The standard payment conversion factor for discharges for fiscal year 2022 was set at $17,240, an increase from the standard payment conversion factor applicable during fiscal year 2021 of $16,856. The update to the standard payment conversion factor for fiscal year 2022 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%. CMS increased the outlier threshold amount for fiscal year 2022 to $9,491 from $7,906 established in the final rule for fiscal year 2021.

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
In the 2021 Medicare physician fee schedule final rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, therapy services provided in our outpatient rehabilitation clinics will receive an estimated 3.6% decrease in payment from Medicare in calendar year 2021. Legislation was introduced in Congress that, if enacted, would waive the budget neutrality requirement with respect to the E/M codes for 2021 in order to avoid or minimize cuts to physical and occupational therapy services and other code values. Separately, the Consolidated Appropriations Act, 2021, provides a one-time 3.75% increase in payments in calendar year 2021 for therapy services and other services paid under the physician fee schedule. This 3.75% increase will expire at the end of calendar year 2021.
In the calendar year 2022 physician fee schedule proposed rule, CMS announced its plan to transition the MIPS program to MIPS Value Pathways (“MVPs”). CMS proposes to begin the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. CMS proposes to develop more MVPs from 2024 to 2027 so that MVP reporting would become mandatory in 2028. The first seven proposed MVPs for 2023 align with the following clinical topics: (1) Rheumatology; (2) Stroke Care and Prevention; (3) Heart Disease; (4) Chronic Disease Management; (5) Emergency Medicine; (6) Lower Extremity Joint Repair; and (7) Anesthesia. Each MVP would include population health claims-based measures and require clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants would select certain quality measures and improvement activities and then report data for such measures and activities.

Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare physician fee schedule final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. CMS intends to use these modifiers to implement a payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning on January 1, 2022. In the final 2020 Medicare physician fee schedule rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply. In the calendar year 2022 physician fee schedule proposed rule, CMS proposes to implement the final part of the requirements in the Bipartisan Budget Act of 2018 regarding PTA and OTA services. For dates of service on and after January 1, 2022, CMS will pay for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS also proposes to modify the de minimis standard for calendar year 2022. Specifically, CMS is proposing to allow a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint.
IMPACT Act
In October 2014, President Obama signed into law the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”). The IMPACT Act made a number of changes and additions to Medicare quality reporting for LTCHs, IRFs, skilled nursing facilities (“SNFs”), and home health agencies (“HHAs”). In addition, the IMPACT Act requires HHS and the Medicare Payment Advisory Commission (“MedPAC”) to develop a technical prototype for a unified post-acute care (“PAC”) prospective payment system (“PPS”) that could replace the four existing payment systems for LTCHs, IRFs, SNFs, and HHAs.
The IMPACT Act directed HHS to begin requiring providers to report certain standardized patient assessment data to CMS. HHS had to adopt this reporting requirement by October 1, 2018, for LTCHs, IRFs, and SNFs, and by January 1, 2019, for HHAs. The IMPACT Act also required CMS to adopt and implement new cross-setting quality measures addressing, at a minimum, the following quality domains: (1) functional status, cognitive function, and changes in function and cognitive function; (2) skin integrity and changes in skin integrity; (3) medication reconciliation; (4) incidence of major falls; and (5) providing for the transfer of health information and treatment preferences of the patient upon transition from a hospital or critical access hospital to another setting, including a PAC provider or the individual’s home, or upon transition from a PAC provider to another setting including a different PAC provider, hospital, critical access hospital, or the individual’s home. Next, the IMPACT Act required that by October 1, 2016, for SNFs, IRFs and LTCHs, and by January 1, 2017, for HHAs, CMS specify resource use and other measures for inclusion in the applicable reporting provisions. At a minimum, the resource use measures shall include the following resource use domains: (1) resource use measures, including total estimated Medicare spending per beneficiary; (2) discharge to community; and (3) measures to reflect all-condition risk-adjusted hospitalization rates of potentially preventable readmission rates. CMS began implementing the IMPACT Act’s data reporting requirements in the FY 2016 rulemakings for LTCHs, IRFs, SNFs, and HHAs.

In addition to the new reporting requirements, the IMPACT Act outlined a process for the potential development of a unified PAC PPS. The IMPACT Act does not require CMS to adopt a unified PAC PPS, nor does it provide CMS with specific authority to implement a new payment system. However, the IMPACT Act does require HHS and MedPAC to submit a series of reports to Congress with recommendations and a technical prototype for a PAC PPS. These recommendations and prototypes could become the basis of future legislation that would create a unified PAC PPS to replace some or all of the existing Medicare payment systems for LTCHs, IRFs, SNFs, and HHAs. MedPAC submitted the first report to Congress in June 2016. The report included recommended features for a unified PAC payment system. The Secretary of HHS will submit the next report to Congress with recommendations and a technical prototype. The Secretary’s report is due no later than two years after CMS has collected two years of data on the quality measures required by the IMPACT Act. After the CMS report, MedPAC is to submit a second report to Congress with recommendations and a technical prototype for a new PAC payment system. The Secretary is expected to issue his report to Congress sometime in 2022. However, a bipartisan bill introduced in the House of Representatives in April 2021 would require the Secretary to first collect eight quarters of IMPACT Act data, including standardized patient assessment data, quality measure data, resource use and claims data, before submitting his report to Congress. The legislation would require that the eight quarters of data could not include any month in which the COVID-19 public health emergency, or a similar nationwide public health emergency, is ongoing. If enacted, the Secretary’s report would not be submitted before the later of January 1, 2024 or two years after the Secretary collects eight quarters of data.
Price Transparency
Starting January 1, 2021, new regulations went into effect requiring hospitals to provide clear and accessible pricing information online regarding the items and services they provide. First, a new regulation requires hospitals to provide a machine readable file containing the following standard charges for all items and services provided by the hospital: gross charges, discounted cash prices, payer-specific negotiated charges, and de-identified minimum and maximum negotiated charges. Second, hospitals must provide a consumer-friendly display of standard charges for at least 300 “shoppable services” that consumers can schedule in advance. If a hospital does not offer 300 “shoppable services,” then the hospital must provide the consumer-friendly display of standard charges for all of the “shoppable services” that it does provide. For each “shoppable service,” hospitals must provide: discounted cash prices, payer-specific negotiated charges, and de-identified minimum and maximum negotiated charges. For hospitals that do not comply with these requirements, CMS may issue a warning notice, request a corrective action plan, and impose a civil monetary penalty that is publicized on the CMS website. These regulations were promulgated by the Trump administration and, on July 9, 2021, President Biden issued an Executive Order directing HHS to support the new price transparency regulations. On July 19, 2021, CMS issued a proposed rule to increase fines for hospitals that do not comply with the price transparency regulations of at least $300 per day, not to exceed $2,007,500 per hospital per year. CMS is asking for comments on alternative or additional criteria that could be used to scale a penalty, and its proposal that the machine-readable file of hospital charges is accessible to automated searches and direct downloads.
Surprise Billing
On July 13, 2021, HHS, the Department of the Treasury, the Department of Labor and the Office of Personnel Management published an interim final rule with comment period to implement certain provisions of the No Surprises Act, which was enacted as part of the Consolidated Appropriations Act, 2021. The interim final rule includes new regulations aimed at limiting surprise medical bills issued by health care providers to consumers. The HHS regulations adopted by this interim final rule are effective January 1, 2022 and apply to hospital emergency departments, freestanding emergency departments, health care providers and facilities, and providers of air ambulance services. The new regulations do not apply to patients covered by Medicare, Medicaid, Indian Health Services, Veterans Affairs health care, or TRICARE because these programs already prohibit balance billing.

Starting January 1, 2022, the interim final rule’s new regulations will apply to patients with health insurance coverage from a group health plan (including a self-insured group health plan) or from an individual market health insurance issuer. First, if a plan provides coverage for emergency services, the interim final rule requires that emergency services must be covered: (1) without prior authorization; (2) regardless of whether the provider is an in-network provider or an in-network emergency facility; and (3) regardless of any other term or condition of the plan or coverage other than the exclusion or coordination of benefits, or a permitted affiliation or waiting period. Second, the interim final rule includes new limits on patient cost-sharing obligations for out-of-network services. Specifically, patient cost-sharing amounts for emergency services provided by out-of-network emergency facilities and out-of-network providers, and certain non-emergency services furnished by out-of-network providers at certain in-network facilities, must be calculated based on one of the following amounts: (1) an amount determined by an applicable All-Payer Model Agreement under section 1115A of the Social Security Act; (2) a specified state law if there is no such All-Payer Model Agreement; or (3) if neither of the above apply, the lesser amount of either the billed charge or the qualifying payment amount, which is generally the plan or issuer’s median contracted rate. Third, the interim final rule prohibits non-participating providers, health care facilities, and providers of air ambulance services from balance billing participants, beneficiaries, and enrollees in certain situations. Fourth, the interim final rule establishes that the total amount to be paid to an out-of-network provider or facility, including any cost-sharing, is based on: (1) an amount determined by an applicable All-Payer Model Agreement under section 1115A of the Social Security Act; (2) a specified state law if there is no such All-Payer Model Agreement; or (3) an amount agreed upon by the plan or issuer and the provider or facility if there is no such Agreement or state law. If none of these three circumstances apply, then the amount is determined by an independent dispute resolution (“IDR”) entity. Regulations regarding IDR entities and the IDR process will be issued in the future. Fifth, a new regulation requires providers and facilities to make publicly available and provide patients with a one-page notice regarding the requirements and prohibitions applicable to the provider or facility regarding balance billing, any applicable state balance billing prohibitions or limitations, and information on how to contact appropriate state and federal agencies if the patient believes the provider or facility has violated the requirements described in the notice. Finally, the interim final rule establishes a process for HHS to receive and resolve complaints regarding information that any health care provider, provider of air ambulance services, or health care facility may be failing to meet the requirements set forth in the interim final rule. Because these new regulations were adopted through an interim final rule with comment period, they may be modified after CMS reviews public comments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Critical illness recovery hospital data:
Number of hospitals owned—start of period	100	99	100	99
Number of hospitals acquired	—	—	—	—
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	—	—	—	—
Number of hospitals owned—end of period	100	99	100	99
Number of hospitals managed—end of period	1	—	1	—
Total number of hospitals (all)—end of period	101	99	101	99
Available licensed beds(1)	4,308	4,322	4,308	4,322
Admissions(1)(2)	9,167	9,026	18,700	18,885
Patient days(1)(3)	276,889	272,981	547,347	566,099
Average length of stay (days)(1)(4)	30	29	30	30
Revenue per patient day(1)(5)	$1,867	$1,986	$1,853	$2,006
Occupancy rate(1)(6)	72%	69%	71%	72%
Percent patient days—Medicare(1)(7)	42%	38%	46%	39%
Rehabilitation hospital data:
Number of hospitals owned—start of period	19	20	19	19
Number of hospitals acquired	—	—	—	1
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	—	—	—	—
Number of hospitals owned—end of period	19	20	19	20
Number of hospitals managed—end of period	10	10	10	10
Total number of hospitals (all)—end of period	29	30	29	30
Available licensed beds(1)	1,309	1,361	1,309	1,361
Admissions(1)(2)	5,713	7,360	12,046	14,491
Patient days(1)(3)	84,081	104,948	178,649	207,387
Average length of stay (days)(1)(4)	15	14	15	14
Revenue per patient day(1)(5)	$1,831	$1,849	$1,778	$1,851
Occupancy rate(1)(6)	71%	85%	75%	84%
Percent patient days—Medicare(1)(7)	43%	49%	48%	49%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,471	1,517	1,461	1,503
Number of clinics acquired	1	4	3	12
Number of clinic start-ups	13	12	25	22
Number of clinics closed/sold	(10)	(5)	(14)	(9)
Number of clinics owned—end of period	1,475	1,528	1,475	1,528
Number of clinics managed—end of period	282	305	282	305
Total number of clinics (all)—end of period	1,757	1,833	1,757	1,833
Number of visits(1)(8)	1,342,267	2,404,861	3,464,932	4,505,015
Revenue per visit(1)(9)	$106	$102	$105	$103

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Concentra data:
Number of centers owned—start of period	523	519	521	517
Number of centers acquired	—	—	4	3
Number of center start-ups	—	—	—	—
Number of centers closed/sold	(1)	(1)	(3)	(2)
Number of centers owned—end of period	522	518	522	518
Number of onsite clinics operated—end of period	129	131	129	131
Number of CBOCs owned—end of period	33	—	33	—
Number of visits(1)(8)	2,151,080	3,030,078	5,028,475	5,825,652
Revenue per visit(1)(9)	$124	$125	$124	$125
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	87.8	82.6	86.2	83.1
General and administrative	2.7	2.3	2.5	2.3
Depreciation and amortization	4.3	3.2	4.0	3.2
Total costs and expenses	94.8	88.1	92.7	88.6
Other operating income	4.5	6.3	2.1	4.2
Income from operations	9.7	18.2	9.4	15.6
Equity in earnings of unconsolidated subsidiaries	0.7	0.8	0.4	0.7
Gain on sale of businesses	—	—	0.3	—
Interest income	—	—	—	0.2
Interest expense	(3.0)	(2.3)	(3.2)	(2.2)
Income before income taxes	7.4	16.7	6.9	14.3
Income tax expense	1.9	4.2	1.7	3.6
Net income	5.5	12.5	5.2	10.7
Net income attributable to non-controlling interests	1.3	2.0	1.2	1.8
Net income attributable to Select Medical Holdings Corporation	4.2%	10.5%	4.0%	8.9%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2021	% Change	2020	2021	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$519,626	$544,059	4.7%	$1,020,147	$1,138,931	11.6%
Rehabilitation hospital	168,667	212,666	26.1	350,686	420,470	19.9
Outpatient rehabilitation	167,138	280,409	67.8	422,387	532,370	26.0
Concentra	312,338	456,372	46.1	710,873	879,212	23.7
Other(1)	64,949	70,514	8.6	143,257	139,500	(2.6)
Total Company	$1,232,718	$1,564,020	26.9%	$2,647,350	$3,110,483	17.5%
Income (loss) from operations:
Critical illness recovery hospital(2)	$75,851	$59,968	(20.9)%	$152,085	$160,190	5.3%
Rehabilitation hospital	20,698	43,829	111.8	52,380	87,303	66.7
Outpatient rehabilitation	(13,476)	38,288	384.1	6,428	57,426	793.4
Concentra(2)	18,939	115,295	508.8	56,751	176,876	211.7
Other(1)(2)	17,506	26,588	N/M	(19,448)	4,185	N/M
Total Company	$119,518	$283,968	137.6%	$248,196	$485,980	95.8%
Adjusted EBITDA:
Critical illness recovery hospital(2)	$89,743	$72,904	(18.8)%	$178,313	$186,176	4.4%
Rehabilitation hospital	27,605	50,768	83.9	66,174	101,302	53.1
Outpatient rehabilitation	(6,282)	45,633	826.4	20,840	71,962	245.3
Concentra(2)	41,497	137,060	230.3	102,963	219,075	112.8
Other(1)(2)	26,189	35,656	N/M	(2,205)	21,847	N/M
Total Company	$178,752	$342,021	91.3%	$366,085	$600,362	64.0%
Adjusted EBITDA margins:
Critical illness recovery hospital(2)	17.3%	13.4%		17.5%	16.3%
Rehabilitation hospital	16.4	23.9		18.9	24.1
Outpatient rehabilitation	(3.8)	16.3		4.9	13.5
Concentra(2)	13.3	30.0		14.5	24.9
Other(1)(2)	N/M	N/M		N/M	N/M
Total Company	14.5%	21.9%		13.8%	19.3%
Total assets:
Critical illness recovery hospital	$2,115,294	$2,187,181		$2,115,294	$2,187,181
Rehabilitation hospital	1,135,206	1,186,886		1,135,206	1,186,886
Outpatient rehabilitation	1,267,308	1,333,661		1,267,308	1,333,661
Concentra	2,351,974	2,518,369		2,351,974	2,518,369
Other(1)	598,676	730,282		598,676	730,282
Total Company	$7,468,458	$7,956,379		$7,468,458	$7,956,379
Purchases of property and equipment:
Critical illness recovery hospital	$14,970	$16,499		$23,935	$30,884
Rehabilitation hospital	1,923	3,257		5,248	3,922
Outpatient rehabilitation	6,593	7,448		14,977	14,783
Concentra	6,820	7,591		22,406	20,271
Other(1)	1,739	1,928		4,687	6,582
Total Company	$32,045	$36,723		$71,253	$76,442
_______________________________________________________________________________
(1)     Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)    During the three months ended June 30, 2021 and 2020, we recognized other operating income of $98.1 million and $55.0 million, respectively. During the six months ended June 30, 2021 and 2020, we recognized other operating income of $132.1 million and $55.0 million, respectively. The impact of this income on the operating results of our critical illness recovery hospital segment, Concentra segment, and other activities is outlined within the tables presented under “Summary Financial Results” for the three and six months ended June 30, 2021 and 2020.
N/M —     Not meaningful.

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020
In the following, we discuss our results of operations related to revenue, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations during the Three and Six Months Ended June 30, 2020 and 2021” above for further discussion.
Revenue
Our revenue increased 26.9% to $1,564.0 million for the three months ended June 30, 2021, compared to $1,232.7 million for the three months ended June 30, 2020.
Critical Illness Recovery Hospital Segment.    Revenue increased 4.7% to $544.1 million for the three months ended June 30, 2021, compared to $519.6 million for the three months ended June 30, 2020. The increase in revenue was due to an increase in revenue per patient day during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Revenue per patient day increased 6.4% to $1,986 for the three months ended June 30, 2021, compared to $1,867 for the three months ended June 30, 2020. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Occupancy in our critical illness recovery hospitals was 69% during the three months ended June 30, 2021, compared to 72% for the three months ended June 30, 2020. Our patient days were 272,981 for the three months ended June 30, 2021, 276,889 days for the three months ended June 30, 2020, and 262,860 days for the three months ended June 30, 2019. Our critical illness recovery hospitals experienced an increase in patient days during the three months ended June 30, 2020 which was due in part to the effects of the COVID-19 pandemic. Our patient days increased 3.9% to 272,981 days for the three months ended June 30, 2021, compared to 262,860 days for the three months ended June 30, 2019.
Rehabilitation Hospital Segment.    Revenue increased 26.1% to $212.7 million for the three months ended June 30, 2021, compared to $168.7 million for the three months ended June 30, 2020. The increase in revenue resulted primarily from an increase in patient volume during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. Occupancy in our rehabilitation hospitals increased to 85% during the three months ended June 30, 2021, compared to 71% for the three months ended June 30, 2020. Our patient days increased 24.8% to 104,948 days for the three months ended June 30, 2021, compared to 84,081 days for the three months ended June 30, 2020. We experienced a 18.9% increase in patient days in our rehabilitation hospitals which operated during both the three months ended June 30, 2021 and 2020. Our patient volume during the three months ended June 30, 2020 was adversely affected within our rehabilitation hospitals in New Jersey and South Florida that temporarily restricted their admissions as a result of the COVID-19 pandemic. Certain of our rehabilitation hospitals also experienced lower patient volume due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services during the three months ended June 30, 2020. Since June 30, 2020, we acquired controlling interests in two rehabilitation hospitals; we were previously a minority owner in each of these businesses. These hospitals contributed 6,528 patient days during the three months ended June 30, 2021. Our revenue per patient day increased 1.0% to $1,849 for the three months ended June 30, 2021, compared to $1,831 for the three months ended June 30, 2020.
Outpatient Rehabilitation Segment.    Revenue increased 67.8% to $280.4 million for the three months ended June 30, 2021, compared to $167.1 million for the three months ended June 30, 2020. The increase in revenue was attributable to an increase in visits, which increased 79.2% to 2,404,861 for the three months ended June 30, 2021, compared to 1,342,267 visits for the three months ended June 30, 2020. During the three months ended June 30, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume due to fewer patient referrals from physicians, a reduction in workers’ compensation injury visits due to the closure of businesses, the suspension of elective surgeries at hospitals and other facilities which resulted in less demand for outpatient rehabilitation services, and social distancing practices resulting from the COVID-19 pandemic. Our revenue per visit was $102 for the three months ended June 30, 2021, compared to $106 for the three months ended June 30, 2020. During the three months ended June 30, 2020, we experienced changes in our payor mix as our patient volume declined from the effects of the COVID-19 pandemic. These changes caused our revenue per visit to increase. As our patient volume increased during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, our payor mix began to normalize and is now more closely aligned with the mix experienced during the months prior to the widespread emergence of COVID-19 in the United States.

Concentra Segment.    Revenue increased 46.1% to $456.4 million for the three months ended June 30, 2021, compared to $312.3 million for the three months ended June 30, 2020. Our patient visits, which increased 40.9% to 3,030,078 for the three months ended June 30, 2021, compared to 2,151,080 visits for the three months ended June 30, 2020, contributed to the increase in revenue. During the three months ended June 30, 2020, our centers experienced significant declines in patient visit volume due to employers furloughing their workforce and temporarily ceasing or significantly reducing their operations. As a result of the COVID-19 pandemic, we generated revenue from COVID-19 screening and testing services. These services contributed $55.0 million of revenue during the three months ended June 30, 2021, compared to $6.2 million during the three months ended June 30, 2020. During the three months ended June 30, 2021, our revenue per visit increased to $125, compared to $124 for the three months ended June 30, 2020. We experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates during the three months ended June 30, 2021. The increase in revenue per visit was offset partially by a greater percentage of employer services visits, which yield lower per visit rates. Additionally, the revenue of the Concentra segment was impacted by the sale of its Department of Veterans Affairs community-based outpatient clinic business on September 1, 2020. This business contributed $22.0 million of revenue to the Concentra segment during the three months ended June 30, 2020.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,327.2 million, or 84.9% of revenue, for the three months ended June 30, 2021, compared to $1,115.9 million, or 90.5% of revenue, for the three months ended June 30, 2020. Our cost of services, a major component of which is labor expense, was $1,291.4 million, or 82.6% of revenue, for the three months ended June 30, 2021, compared to $1,082.5 million, or 87.8% of revenue, for the three months ended June 30, 2020. The decrease in our operating expenses relative to our revenue was principally due to the improved operating performances of our Concentra, outpatient rehabilitation, and rehabilitation hospital segments. This was driven primarily by an increase in patient volume, as described further within the “Revenue” and “Adjusted EBITDA” discussions. General and administrative expenses were $35.7 million, or 2.3% of revenue, for the three months ended June 30, 2021, compared to $33.5 million, or 2.7% of revenue, for the three months ended June 30, 2020.
Other Operating Income
Other operating income was $98.1 million for the three months ended June 30, 2021, compared to $55.0 million for the three months ended June 30, 2020. The other operating income is primarily related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19.
Other operating income of $65.8 million and $32.3 million is included within the operating results of our other activities and Concentra segment, respectively, for the three months ended June 30, 2021. Other operating income of $54.2 million and $0.8 million is included within the operating results of our other activities and Concentra segment, respectively, for the three months ended June 30, 2020.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $72.9 million for the three months ended June 30, 2021, compared to $89.7 million for the three months ended June 30, 2020. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 13.4% for the three months ended June 30, 2021, compared to 17.3% for the three months ended June 30, 2020. The decreases in Adjusted EBITDA and Adjusted EBITDA margin for our critical illness recovery hospital segment were driven by a decline in patient volume, as discussed above under “Revenue,” and the incurrence of additional operating expenses as a result of the effects of the COVID-19 pandemic. We experienced an increase in these operating expenses during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. Our critical illness recovery hospitals have experienced increased usage of contract clinical labor during this time and the cost of this labor has risen significantly due to the demand for healthcare professionals. Additionally, our critical illness recovery hospitals have modified certain of their protocols which have resulted in increased costs, including adjusting staffing ratios and purchasing additional personal protective equipment, in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members.
Rehabilitation Hospital Segment.    Adjusted EBITDA increased 83.9% to $50.8 million for the three months ended June 30, 2021, compared to $27.6 million for the three months ended June 30, 2020. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 23.9% for the three months ended June 30, 2021, compared to 16.4% for the three months ended June 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily attributable to an increase in patient volume, as discussed further under “Revenue.”

Outpatient Rehabilitation Segment.    Adjusted EBITDA increased to $45.6 million for the three months ended June 30, 2021, compared to Adjusted EBITDA losses of $6.3 million for the three months ended June 30, 2020. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 16.3% for the three months ended June 30, 2021, compared to (3.8)% for the three months ended June 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were driven by increases in patient visit volume. During the three months ended June 30, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic, as described further above.
Concentra Segment.    Adjusted EBITDA increased to $137.1 million for the three months ended June 30, 2021, compared to $41.5 million for the three months ended June 30, 2020. Our Adjusted EBITDA margin for the Concentra segment was 30.0% for the three months ended June 30, 2021, compared to 13.3% for the three months ended June 30, 2020. The increase in patient visit volume contributed to the increases in Adjusted EBITDA and Adjusted EBITDA margin. As discussed further above, our Concentra segment experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic during the three months ended June 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were also due in part to the COVID-19 screening and testing services provided at our centers and various onsite clinics located at employer worksites, as discussed further under “Revenue.” We incur lower operating expenses associated with these services as compared to our core services. Our Concentra segment also recognized $32.3 million of other operating income during the three months ended June 30, 2021, as described further above under “Other Operating Income,” compared to $0.8 million for the three months ended June 30, 2020.
Depreciation and Amortization
Depreciation and amortization expense was $51.0 million for the three months ended June 30, 2021, compared to $52.3 million for the three months ended June 30, 2020.
Income from Operations
For the three months ended June 30, 2021, we had income from operations of $284.0 million, compared to $119.5 million for the three months ended June 30, 2020. The improved operating performance of our Concentra, outpatient rehabilitation, and rehabilitation hospital segments contributed to the increase in income from operations. We also recognized other operating income of $98.1 million during the three months ended June 30, 2021, as described further under “Other Operating Income,” compared to $55.0 million of other operating income for the three months ended June 30, 2020.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended June 30, 2021, we had equity in earnings of unconsolidated subsidiaries of $11.8 million, compared to $8.3 million for the three months ended June 30, 2020. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Gain on Sale of Businesses
During the three months ended June 30, 2020, we recognized a gain of $0.3 million. The gain was attributable to additional proceeds received from the sale of an outpatient rehabilitation business. The sale occurred during the first quarter ended March 31, 2020.
Interest
Interest expense was $33.9 million for the three months ended June 30, 2021, compared to $37.4 million for the three months ended June 30, 2020. The decrease in interest expense was principally due to a decline in variable interest rates.
Income Taxes
We recorded income tax expense of $65.7 million for the three months ended June 30, 2021, which represented an effective tax rate of 25.1%. We recorded income tax expense of $23.3 million for the three months ended June 30, 2020, which represented an effective tax rate of 25.7%.

Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $31.3 million for the three months ended June 30, 2021, compared to $15.8 million for the three months ended June 30, 2020. The increase in net income attributable to non-controlling interests was principally due to an increase in the net income of our Concentra segment during the three months ended June 30, 2021. This increase resulted from its improved operating performance and the recognition of $32.3 million of other operating income, as described further above, during the three months ended June 30, 2021.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020
In the following, we discuss our results of operations related to revenue, operating expenses, other operating income, Adjusted EBITDA, depreciation and amortization, income from operations, equity in earnings of unconsolidated subsidiaries, gain on sale of businesses, interest, income taxes, and net income attributable to non-controlling interests.
Please refer to “Effects of the COVID-19 Pandemic on our Results of Operations during the Three and Six Months Ended June 30, 2020 and 2021” above for further discussion.
Revenue
Our revenue increased 17.5% to $3,110.5 million for the six months ended June 30, 2021, compared to $2,647.4 million for the six months ended June 30, 2020.
Critical Illness Recovery Hospital Segment.   Revenue increased 11.6% to $1,138.9 million for the six months ended June 30, 2021, compared to $1,020.1 million for the six months ended June 30, 2020. The increase in revenue was due to increases in both revenue per patient day and patient volume during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Revenue per patient day increased 8.3% to $2,006 for the six months ended June 30, 2021, compared to $1,853 for the six months ended June 30, 2020. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Our critical illness recovery hospitals experienced an increase in patient acuity during the six months ended June 30, 2021, which contributed to the increase in Medicare revenue per patient day. We also experienced an increase in revenue per patient day as a result of the temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes.” Occupancy in our critical illness recovery hospitals increased to 72% during the six months ended June 30, 2021, compared to 71% for the six months ended June 30, 2020. Our patient days increased 3.4% to 566,099 days for the six months ended June 30, 2021, compared to 547,347 days for the six months ended June 30, 2020. Since June 30, 2020, we reopened our Panama City hospital, which was temporarily closed in October 2018, and acquired a controlling interest in a hospital in which we were previously a minority owner. These hospitals contributed 17,547 patient days during the six months ended June 30, 2021. We also experienced a 1.0% increase in patient days in our critical illness recovery hospitals which operated during both the six months ended June 30, 2021 and 2020. The increase in patient days was due in part to our strengthened referral relationships with general acute care hospitals, as our hospitals continue to demonstrate their ability to care for high acuity patients. The effects of the COVID-19 pandemic and the relaxation of certain admission restrictions also contributed to the increase in volume during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.
Rehabilitation Hospital Segment.   Revenue increased 19.9% to $420.5 million for the six months ended June 30, 2021, compared to $350.7 million for the six months ended June 30, 2020. The increase in revenue was due to increases in both patient volume and revenue per patient day during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. Occupancy in our rehabilitation hospitals increased to 84% during the six months ended June 30, 2021, compared to 75% for the six months ended June 30, 2020. Our patient days increased 16.1% to 207,387 days for the six months ended June 30, 2021, compared to 178,649 days for the six months ended June 30, 2020. We experienced an increase of 12,851 patient days as a result of acquiring controlling interests in two rehabilitation hospitals since June 30, 2020; we were previously a minority owner in each of these businesses. We also experienced an 11.0% increase in patient days in our rehabilitation hospitals which operated during both the six months ended June 30, 2021 and 2020. Our patient volume during the six months ended June 30, 2020 was adversely affected within our rehabilitation hospitals in New Jersey and South Florida that temporarily restricted their admissions as a result of the COVID-19 pandemic. Certain of our rehabilitation hospitals also experienced lower patient volume due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services during the six months ended June 30, 2020. Our revenue per patient day increased 4.1% to $1,851 for the six months ended June 30, 2021, compared to $1,778 for the six months ended June 30, 2020. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes,” contributed to the increase in revenue per patient day.

Outpatient Rehabilitation Segment.   Revenue increased 26.0% to $532.4 million for the six months ended June 30, 2021, compared to $422.4 million for the six months ended June 30, 2020. The increase in revenue was attributable to an increase in visits, which increased 30.0% to 4,505,015 for the six months ended June 30, 2021, compared to 3,464,932 visits for the six months ended June 30, 2020. During the six months ended June 30, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume due to fewer patient referrals from physicians, a reduction in workers’ compensation injury visits due to the closure of businesses, the suspension of elective surgeries at hospitals and other facilities which resulted in less demand for outpatient rehabilitation services, and social distancing practices resulting from the COVID-19 pandemic. Our revenue per visit was $103 for the six months ended June 30, 2021, compared to $105 for the six months ended June 30, 2020. During the six months ended June 30, 2020, we experienced changes in our payor mix as our patient volume declined from the effects of the COVID-19 pandemic. These changes caused our revenue per visit to increase. As our patient volume increased during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020, our payor mix began to normalize and is now more closely aligned with the mix experienced during the months prior to the widespread emergence of COVID-19 in the United States.
Concentra Segment.    Revenue increased 23.7% to $879.2 million for the six months ended June 30, 2021, compared to $710.9 million for the six months ended June 30, 2020. Our patient visits, which increased 15.9% to 5,825,652 for the six months ended June 30, 2021, compared to 5,028,475 visits for the six months ended June 30, 2020, contributed to the increase in revenue. During the six months ended June 30, 2020, our centers experienced significant declines in patient visit volume due to employers furloughing their workforce and temporarily ceasing or significantly reducing their operations. As a result of the COVID-19 pandemic, we generated revenue from COVID-19 screening and testing services. These services contributed $106.7 million of revenue during the six months ended June 30, 2021, compared to $6.2 million during the six months ended June 30, 2020. During the six months ended June 30, 2021, our revenue per visit increased to $125, compared to $124 for the six months ended June 30, 2020. We experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates during the six months ended June 30, 2021. The increase in revenue per visit was offset partially by a greater percentage of employer services visits, which yield lower per visit rates. Additionally, the revenue of the Concentra segment was impacted by the sale of its Department of Veterans Affairs community-based outpatient clinic business on September 1, 2020. This business contributed $43.5 million of revenue to the Concentra segment during the six months ended June 30, 2020.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $2,656.0 million, or 85.4% of revenue, for the six months ended June 30, 2021, compared to $2,350.1 million, or 88.7% of revenue, for the six months ended June 30, 2020. Our cost of services, a major component of which is labor expense, was $2,584.9 million, or 83.1% of revenue, for the six months ended June 30, 2021, compared to $2,282.8 million, or 86.2% of revenue, for the six months ended June 30, 2020. The decrease in our operating expenses relative to our revenue was principally due to the improved operating performances of our Concentra, outpatient rehabilitation, and rehabilitation hospital segments. This was driven primarily by an increase in patient volume, as described further within the “Revenue” and “Adjusted EBITDA” discussions. General and administrative expenses were $71.1 million, or 2.3% of revenue, for the six months ended June 30, 2021, compared to $67.3 million, or 2.5% of revenue, for the six months ended June 30, 2020.
Other Operating Income
Other operating income was $132.1 million for the six months ended June 30, 2021, compared to $55.0 million for the six months ended June 30, 2020.
For the six months ended June 30, 2021, $114.1 million of other operating income is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. $81.9 million and $32.3 million of other operating income is included within the operating results of our other activities and Concentra segment, respectively. The remaining $17.9 million of other operating income is related to the outcome of litigation with CMS and is included in the operating results of our critical illness recovery hospital segment.
For the six months ended June 30, 2020, the other operating income of $55.0 million is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. $54.2 million and $0.8 million of other operating income is included within the operating results of our other activities and Concentra segment, respectively.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA increased 4.4% to $186.2 million for the six months ended June 30, 2021, compared to $178.3 million for the six months ended June 30, 2020. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 16.3% for the six months ended June 30, 2021, compared to 17.5% for the six months ended June 30, 2020. The increase in Adjusted EBITDA for our critical illness recovery hospital segment was primarily driven by the recognition of $17.9 million of other operating income during the six months ended June 30, 2021, as described further above under “Other Operating Income.” Our Adjusted EBITDA and Adjusted EBITDA margin were adversely affected by the incurrence of additional operating expenses as a result of the effects of the COVID-19 pandemic. We experienced an increase in these operating expenses during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Our critical illness recovery hospitals have experienced increased usage of contract clinical labor during this time and the cost of this labor has risen significantly due to the demand for healthcare professionals. Additionally, our critical illness recovery hospitals have modified certain of their protocols which have resulted in increased costs, including adjusting staffing ratios and purchasing additional personal protective equipment, in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members.
Rehabilitation Hospital Segment.   Adjusted EBITDA increased 53.1% to $101.3 million for the six months ended June 30, 2021, compared to $66.2 million for the six months ended June 30, 2020. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 24.1% for the six months ended June 30, 2021, compared to 18.9% for the six months ended June 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily driven by increases in patient volume and revenue per patient day in our rehabilitation hospitals which operated during both the six months ended June 30, 2021 and 2020, as discussed further under “Revenue.” Our two newly acquired rehabilitation hospitals also contributed $4.6 million of Adjusted EBITDA during the six months ended June 30, 2021.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased to $72.0 million for the six months ended June 30, 2021, compared to $20.8 million for the six months ended June 30, 2020. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.5% for the six months ended June 30, 2021, compared to 4.9% for the six months ended June 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were driven by increases in patient visit volume. During the six months ended June 30, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic, as described further above.
Concentra Segment.    Adjusted EBITDA increased to $219.1 million for the six months ended June 30, 2021, compared to $103.0 million for the six months ended June 30, 2020. Our Adjusted EBITDA margin for the Concentra segment was 24.9% for the six months ended June 30, 2021, compared to 14.5% for the six months ended June 30, 2020. The increase in patient visit volume contributed to the increases in Adjusted EBITDA and Adjusted EBITDA margin. As discussed further above, our Concentra segment experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic during the six months ended June 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were also due in part to the COVID-19 screening and testing services provided at our centers and various onsite clinics located at employer worksites, as discussed further under “Revenue.” We incur lower operating expenses associated with these services as compared to our core services. Our Concentra segment also recognized $32.3 million of other operating income during the six months ended June 30, 2021, as described further above under “Other Operating Income,” compared to $0.8 million for the six months ended June 30, 2020.
Depreciation and Amortization
Depreciation and amortization expense was $100.6 million for the six months ended June 30, 2021, compared to $104.0 million for the six months ended June 30, 2020.
Income from Operations
For the six months ended June 30, 2021, we had income from operations of $486.0 million, compared to $248.2 million for the six months ended June 30, 2020. The improved operating performance of our Concentra, outpatient rehabilitation, and rehabilitation hospital segments contributed to the increase in income from operations. We also recognized other operating income of $132.1 million during the six months ended June 30, 2021, as described further under “Other Operating Income,” compared to $55.0 million of other operating income for the six months ended June 30, 2020.
Equity in Earnings of Unconsolidated Subsidiaries
For the six months ended June 30, 2021, we had equity in earnings of unconsolidated subsidiaries of $21.7 million, compared to $10.9 million for the six months ended June 30, 2020. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.

Gain on Sale of Businesses
We recognized a gain of $7.5 million related to the sale of an outpatient rehabilitation business during the six months ended June 30, 2020.
Interest
Interest expense was $68.3 million for the six months ended June 30, 2021, compared to $83.5 million for the six months ended June 30, 2020. The decrease in interest expense was principally due to a decline in variable interest rates.
For the six months ended June 30, 2021, we recognized interest income of $4.7 million. The interest income is related to the outcome of litigation with CMS.
Income Taxes
We recorded income tax expense of $110.7 million for the six months ended June 30, 2021, which represented an effective tax rate of 24.9%. We recorded income tax expense of $45.2 million for the six months ended June 30, 2020, which represented an effective tax rate of 24.7%.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $58.0 million for the six months ended June 30, 2021, compared to $33.2 million for the six months ended June 30, 2020. The increase in net income attributable to non-controlling interests was principally due to an increase in the net income of our Concentra segment during the six months ended June 30, 2021. This increase resulted primarily from its improved operating performance and the recognition of $32.3 million of other operating income, as described further above, during the six months ended June 30, 2021. The increase in net income attributable to non-controlling interests also resulted from improvements in the operating performance of our less than wholly owned critical illness recovery hospitals and rehabilitation hospitals.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2021 and Six Months Ended June 30, 2020
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Cash flows provided by operating activities	$686,098	$363,026
Cash flows used in investing activities	(80,562)	(88,245)
Cash flows used in financing activities	(431,681)	(48,349)
Net increase in cash and cash equivalents	173,855	226,432
Cash and cash equivalents at beginning of period	335,882	577,061
Cash and cash equivalents at end of period	$509,737	$803,493
Operating activities provided $363.0 million of cash flows for the six months ended June 30, 2021, compared to $686.1 million of cash flows for the six months ended June 30, 2020. During the six months ended June 30, 2020, we experienced an increase in cash flows provided by operating activities as a result of receiving approximately $317.0 million of advanced payments under the Accelerated and Advance Payment Program, as well as approximately $100.5 million of payments under the Provider Relief Fund. During the six months ended June 30, 2021, we received an additional $35.8 million of payments under the Provider Relief Fund. Refer to Note 15 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information.
Our days sales outstanding was 54 days at June 30, 2021 compared to 56 days at December 31, 2020. Our days sales outstanding was 55 days at June 30, 2020, compared to 51 days at December 31, 2019. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $88.2 million of cash flows for the six months ended June 30, 2021. The principal uses of cash were $76.4 million for purchases of property and equipment and $21.3 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets of $9.5 million. Investing activities used $80.6 million of cash flows for the six months ended June 30, 2020. The principal uses of cash were $71.3 million for purchases of property and equipment and $21.7 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets and businesses of $12.4 million.
Financing activities used $48.3 million of cash flows for the six months ended June 30, 2021. The principal uses of cash were $29.2 million for distributions to and purchases of non-controlling interests and $16.9 million of dividend payments to common stockholders. Financing activities used $431.7 million of cash flows for the six months ended June 30, 2020. The principal use of cash was $366.2 million for the purchase of additional membership interests of Concentra Group Holdings Parent during the six months ended June 30, 2020. We also used $39.8 million of cash for the mandatory prepayment of term loans under the Select credit facilities.

Capital Resources
Working capital.  We had net working capital of $459.1 million at June 30, 2021, compared to $155.6 million at December 31, 2020. The increase in working capital was primarily due to an increase in cash and cash equivalents and decreases in our liabilities related to the payments received under the Accelerated and Advance Payment Program and the Provider Relief Fund. Refer to Note 15 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information.
Select credit facilities. On June 2, 2021, Select entered into Amendment No. 5 to the Select credit agreement which, among other things, increased the aggregate commitments available under the Select revolving facility from $450.0 million to $650.0 million, including a $125.0 million sublimit for the issuance of standby letters of credit.
At June 30, 2021, Select had outstanding borrowings under the Select credit facilities consisting of $2,103.4 million in term loans (excluding unamortized original issue discounts and debt issuance costs of $15.5 million) (the “Select term loan”). Select did not have any borrowings outstanding under the Select revolving facility. At June 30, 2021, Select had $594.6 million of availability under the Select revolving facility after giving effect to $55.4 million of outstanding letters of credit.
Concentra credit facilities. On June 2, 2021, Concentra Inc. terminated its obligations under the Concentra-JPM first lien credit agreement. The Concentra-JPM first lien credit agreement provided for commitments of $100.0 million under the Concentra-JPM revolving facility, which was set to mature on March 1, 2022.
Stock Repurchase Program.  Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. The program has been extended until December 31, 2021, and will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. Holdings did not repurchase shares during the three months ended June 30, 2021. Since the inception of the program through June 30, 2021, Holdings has repurchased 38,580,908 shares at a cost of approximately $356.6 million, or $9.24 per share, which includes transaction costs.
Liquidity.   The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows and borrowing capacity under the Select revolving facility will allow us to finance our operations in both the short and long term. As of June 30, 2021, we had cash and cash equivalents of $803.5 million and availability of $594.6 million under the Select revolving facility after giving effect to $55.4 million of outstanding letters of credit.
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
Dividend
On August 4, 2021, our board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about August 30, 2021 to stockholders of record as of the close of business on August 18, 2021.
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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under the Select credit facilities, which generally bear interest rates that are indexed against LIBOR.
At June 30, 2021, Select had outstanding borrowings under the Select credit facilities consisting of the $2,103.4 million Select term loan (excluding unamortized original issue discounts and debt issuance costs of $15.5 million). At June 30, 2021, Select did not have any borrowings outstanding under the Select revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. The agreement became effective on March 31, 2021 and applies to interest payments from and including April 30, 2021 through September 30, 2024. As of June 30, 2021, the 1-month LIBOR rate was 0.10%. A 0.25% change in market interest rates would impact the interest expense on our variable rate debt by $5.3 million until 1-month LIBOR exceeds 1.0%, at which time the impact of increases in 1-month LIBOR on our interest expense will be mitigated in part by the interest rate cap, as described further in Note 9 – Interest Rate Cap of the notes to our condensed consolidated financial statements included herein.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2020 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2021.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2021.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1 – April 30, 2021	—	$—	—	$143,394,863
May 1 – May 31, 2021	42,250	38.10	—	143,394,863
June 1 – June 30, 2021	—	—	—	143,394,863
Total	42,250	$38.10	—	$143,394,863
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
10.1
Amendment No. 5, dated June 2, 2021, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019 and Amendment No. 4, dated as of December 10, 2019 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on June 4, 2021).

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

Dated:  August 5, 2021