Form 10-Q
period 2021-09-30
SELECT MEDICAL HOLDINGS CORP
filed 2021-11-04
CIK 1320414

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021
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
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2021, Select Medical Holdings Corporation had outstanding 134,144,993 shares of common stock.
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Select Medical Holdings Corporation
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	December 31, 2020	September 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$577,061	$747,983
Accounts receivable	896,763	898,823
Prepaid income taxes	5,686	15,460
Other current assets	114,490	117,075
Total Current Assets	1,594,000	1,779,341
Operating lease right-of-use assets	1,032,217	1,069,953
Property and equipment, net	943,420	936,695
Goodwill	3,379,014	3,399,794
Identifiable intangible assets, net	387,541	378,433
Other assets	319,207	335,257
Total Assets	$7,655,399	$7,899,473
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	$220,413	$226,419
Current portion of long-term debt and notes payable	12,621	18,059
Accounts payable	177,087	192,393
Accrued payroll	224,876	295,897
Accrued vacation	132,811	140,363
Accrued interest	29,240	9,894
Accrued other	228,948	250,176
Government advances (Note 15)	321,807	159,505
Unearned government assistance (Note 15)	82,607	2,414
Income taxes payable	7,956	31,253
Total Current Liabilities	1,438,366	1,326,373
Non-current operating lease liabilities	875,367	909,950
Long-term debt, net of current portion	3,389,398	3,384,164
Non-current deferred tax liability	132,421	120,274
Other non-current liabilities	168,703	167,770
Total Liabilities	6,004,255	5,908,531
Commitments and contingencies (Note 14)
Redeemable non-controlling interests	398,171	627,330
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 134,850,735 and 134,144,993 shares issued and outstanding at 2020 and 2021, respectively	135	134
Capital in excess of par	509,128	501,710
Retained earnings	553,244	639,451
Accumulated other comprehensive income (loss)	(2,027)	4,203
Total Stockholders’ Equity	1,060,480	1,145,498
Non-controlling interests	192,493	218,114
Total Equity	1,252,973	1,363,612
Total Liabilities and Equity	$7,655,399	$7,899,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	$1,423,869	$1,534,221	$4,071,219	$4,644,704
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,180,951	1,297,682	3,463,778	3,882,579
General and administrative	35,516	37,885	102,808	109,025
Depreciation and amortization	50,110	50,128	154,133	150,702
Total costs and expenses	1,266,577	1,385,695	3,720,719	4,142,306
Other operating income	(1,160)	1,729	53,828	133,837
Income from operations	156,132	150,255	404,328	636,235
Other income and expense:
Equity in earnings of unconsolidated subsidiaries	8,765	11,452	19,677	33,180
Gain on sale of businesses	5,143	—	12,690	—
Interest income	—	—	—	4,749
Interest expense	(34,026)	(33,825)	(117,499)	(102,115)
Income before income taxes	136,014	127,882	319,196	572,049
Income tax expense	31,557	27,665	76,805	138,410
Net income	104,457	100,217	242,391	433,639
Less: Net income attributable to non-controlling interests	27,511	23,289	60,670	81,271
Net income attributable to Select Medical Holdings Corporation	$76,946	$76,928	$181,721	$352,368
Earnings per common share (Note 13):
Basic and diluted	$0.57	$0.57	$1.35	$2.61

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2021	2020	2021
Net income	$104,457	$100,217	$242,391	$433,639
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap cash flow hedge	—	(536)	—	6,212
Reclassification adjustment for (gains) losses included in net income	—	12	—	18
Net change, net of tax benefit (expense) of $—, $182, $—, and $(2,166)	—	(524)	—	6,230
Comprehensive income	104,457	99,693	242,391	439,869
Less: Comprehensive income attributable to non-controlling interests	27,511	23,289	60,670	81,271
Comprehensive income attributable to Select Medical Holdings Corporation	$76,946	$76,404	$181,721	$358,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Changes in Equity and Income
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2021

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				110,546		110,546		110,546
Net income attributable to non-controlling interests						—	17,042	17,042
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(14)	0	0			—		—
Vesting of restricted stock			6,173			6,173		6,173
Non-controlling interests acquired in business combination						—	8,193	8,193
Distributions to and purchases of non-controlling interests			(787)			(787)	(13,458)	(14,245)
Redemption value adjustment on non-controlling interests				(38,405)		(38,405)		(38,405)
Other comprehensive income					8,151	8,151		8,151
Other			(178)	(4)		(182)	371	189
Balance at March 31, 2021	134,838	$135	$514,336	$625,381	$6,124	$1,145,976	$204,641	$1,350,617
Net income attributable to Select Medical Holdings Corporation				164,894		164,894		164,894
Net income attributable to non-controlling interests						—	13,241	13,241
Dividends declared for common stockholders ($0.125 per share)				(16,876)		(16,876)		(16,876)
Issuance of restricted stock	211	0	0			—		—
Forfeitures of unvested restricted stock	(2)	0	0			—		—
Vesting of restricted stock			6,564			6,564		6,564
Repurchase of common shares	(42)	0	(707)	(903)		(1,610)		(1,610)
Issuance of non-controlling interests			(1,051)			(1,051)	6,739	5,688
Distributions to and purchases of non-controlling interests			(2,970)			(2,970)	(9,324)	(12,294)
Redemption value adjustment on non-controlling interests				(59,370)		(59,370)		(59,370)
Other comprehensive loss					(1,397)	(1,397)		(1,397)
Other				65		65	370	435
Balance at June 30, 2021	135,005	$135	$516,172	$713,191	$4,727	$1,234,225	$215,667	$1,449,892
Net income attributable to Select Medical Holdings Corporation				76,928		76,928		76,928
Net income attributable to non-controlling interests						—	10,709	10,709
Dividends declared for common stockholders ($0.125 per share)				(16,940)		(16,940)		(16,940)
Issuance of restricted stock	954	1	(1)			—		—
Forfeitures of unvested restricted stock	(2)	0	0			—		—
Vesting of restricted stock			7,659			7,659		7,659
Repurchase of common shares	(1,813)	(2)	(26,712)	(37,726)		(64,440)		(64,440)
Issuance of non-controlling interests			4,592			4,592	9,646	14,238
Distributions to and purchases of non-controlling interests						—	(18,278)	(18,278)
Redemption value adjustment on non-controlling interests				(96,000)		(96,000)		(96,000)
Other comprehensive loss					(524)	(524)		(524)
Other				(2)		(2)	370	368
Balance at September 30, 2021	134,144	$134	$501,710	$639,451	$4,203	$1,145,498	$218,114	$1,363,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Nine Months Ended September 30, 2020

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$—	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				53,125		53,125		53,125
Net income attributable to non-controlling interests						—	10,067	10,067
Issuance of restricted stock	2	0	0			—		—
Forfeitures of unvested restricted stock	(15)	0	0			—		—
Vesting of restricted stock			6,136			6,136		6,136
Repurchase of common shares	(492)	0	(5,350)	(3,341)		(8,691)		(8,691)
Issuance of non-controlling interests						—	1,679	1,679
Distributions to and purchases of non-controlling interests				(2,726)		(2,726)	(4,048)	(6,774)
Redemption value adjustment on non-controlling interests				(10,123)		(10,123)		(10,123)
Other				(55)		(55)	420	365
Balance at March 31, 2020	133,823	$134	$491,824	$316,680	$—	$808,638	$166,181	$974,819
Net income attributable to Select Medical Holdings Corporation				51,650		51,650		51,650
Net income attributable to non-controlling interests						—	12,572	12,572
Issuance of restricted stock	200	0	0			—		—
Forfeitures of unvested restricted stock	(7)	0	0			—		—
Vesting of restricted stock			6,262			6,262		6,262
Repurchase of common shares	(46)	0	(441)	(283)		(724)		(724)
Issuance of non-controlling interests						—	7	7
Distributions to and purchases of non-controlling interests			(65)			(65)	(418)	(483)
Redemption value adjustment on non-controlling interests				127,916		127,916		127,916
Other			(795)	1		(794)	1,205	411
Balance at June 30, 2020	133,970	$134	$496,785	$495,964	$—	$992,883	$179,547	$1,172,430
Net income attributable to Select Medical Holdings Corporation				76,946		76,946		76,946
Net income attributable to non-controlling interests						—	10,183	10,183
Issuance of restricted stock	1,049	1	(1)			—		—
Forfeitures of unvested restricted stock	(2)	0	0			—		—
Vesting of restricted stock			6,456			6,456		6,456
Repurchase of common shares	(254)	0	(2,366)	(2,461)		(4,827)		(4,827)
Distributions to and purchases of non-controlling interests			98	(416)		(318)	(10,020)	(10,338)
Redemption value adjustment on non-controlling interests				(32,555)		(32,555)		(32,555)
Other				1		1	349	350
Balance at September 30, 2020	134,763	$135	$500,972	$537,479	$—	$1,038,586	$180,059	$1,218,645
The accompanying notes are an integral part of these condensed consolidated financial statements.

Select Medical Holdings Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2021
Operating activities
Net income	$242,391	$433,639
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	21,720	27,772
Depreciation and amortization	154,133	150,702
Provision for expected credit losses	281	172
Equity in earnings of unconsolidated subsidiaries	(19,677)	(33,180)
Gain on sale or disposal of assets and businesses	(24,723)	(87)
Stock compensation expense	20,828	22,002
Amortization of debt discount, premium and issuance costs	1,635	1,655
Deferred income taxes	(14,556)	(11,965)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(91,413)	645
Other current assets	(22,815)	(1,822)
Other assets	16,335	(3,124)
Accounts payable	24,246	22,914
Accrued expenses	117,781	84,796
Government advances	318,116	(165,470)
Unearned government assistance	66,938	(80,193)
Income taxes	9,415	13,524
Net cash provided by operating activities	820,635	461,980
Investing activities
Business combinations, net of cash acquired	(14,076)	(26,830)
Purchases of property and equipment	(105,572)	(125,386)
Investment in businesses	(25,857)	(16,367)
Proceeds from sale of assets and businesses	83,320	11,257
Net cash used in investing activities	(62,185)	(157,326)
Financing activities
Borrowings on revolving facilities	470,000	—
Payments on revolving facilities	(470,000)	—
Payments on term loans	(39,843)	—
Borrowings of other debt	35,086	19,515
Principal payments on other debt	(42,820)	(22,910)
Dividends paid to common stockholders	—	(33,816)
Repurchase of common stock	(14,242)	(66,050)
Proceeds from issuance of non-controlling interests	1,686	19,926
Distributions to and purchases of non-controlling interests	(28,196)	(50,397)
Purchase of membership interests of Concentra Group Holdings Parent	(366,203)	—
Net cash used in financing activities	(454,532)	(133,732)
Net increase in cash and cash equivalents	303,918	170,922
Cash and cash equivalents at beginning of period	335,882	577,061
Cash and cash equivalents at end of period	$639,800	$747,983
Supplemental Information
Cash paid for interest	$140,174	$118,570
Cash paid for taxes	81,945	136,857

The accompanying notes are an integral part of these condensed consolidated financial statements.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                  Basis of Presentation
The unaudited condensed consolidated financial statements of Select Medical Holdings Corporation (“Holdings”) include the accounts of its wholly owned subsidiary, Select Medical Corporation (“Select”). Holdings conducts substantially all of its business through Select and its subsidiaries. Holdings and Select and its subsidiaries are collectively referred to as the “Company.” The unaudited condensed consolidated financial statements of the Company as of September 30, 2021, and for the three and nine month periods ended September 30, 2020 and 2021, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods. All significant intercompany transactions and balances have been eliminated.
The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 25, 2021.
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 18% and 12% of the Company’s accounts receivable is due from Medicare at December 31, 2020, and September 30, 2021, respectively.
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
The changes in redeemable non-controlling interests were as follows:

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Balance as of January 1	$974,541	$398,171
Net income attributable to redeemable non-controlling interests	7,256	9,626
Distributions to and purchases of redeemable non-controlling interests	(5,687)	(614)
Purchase of membership interests of Concentra Group Holdings Parent	(366,203)	—
Redemption value adjustment on redeemable non-controlling interests	10,123	38,405
Other	347	343
Balance as of March 31	$620,377	$445,931
Net income attributable to redeemable non-controlling interests	3,264	18,073
Distributions to and purchases of redeemable non-controlling interests	(30)	(1,987)
Redemption value adjustment on redeemable non-controlling interests	(127,916)	59,370
Other	292	165
Balance as of June 30	$495,987	$521,552
Net income attributable to redeemable non-controlling interests	17,328	12,580
Distributions to and purchases of redeemable non-controlling interests	(4,171)	(2,967)
Redemption value adjustment on redeemable non-controlling interests	32,555	96,000
Other	157	165
Balance as of September 30	$541,856	$627,330
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

As of December 31, 2020 and September 30, 2021, the total assets of the Company’s variable interest entities were $208.4 million and $257.8 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2020 and September 30, 2021, the total liabilities of these variable interest entities were $55.1 million and $84.4 million, respectively, and are principally comprised of accounts payable and accrued expenses. The Company’s variable interest entities have obligations payable for services received under the aforementioned management agreements of $151.8 million and $172.9 million as of December 31, 2020 and September 30, 2021, respectively; these intercompany balances are eliminated in consolidation.
6.     Leases
The Company has operating and finance leases for its facilities. The Company leases its corporate office space from related parties.
The Company’s total lease cost was as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$69,308	$1,799	$71,107	$71,647	$1,791	$73,438
Finance lease cost:
Amortization of right-of-use assets	147	—	147	156	—	156
Interest on lease liabilities	255	—	255	270	—	270
Variable lease cost	12,121	156	12,277	13,147	141	13,288
Sublease income	(2,566)	—	(2,566)	(2,253)	—	(2,253)
Total lease cost	$79,265	$1,955	$81,220	$82,967	$1,932	$84,899

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$208,466	$5,319	$213,785	$212,500	$5,388	$217,888
Finance lease cost:
Amortization of right-of-use assets	278	—	278	296	—	296
Interest on lease liabilities	743	—	743	775	—	775
Variable lease cost	36,133	424	36,557	39,242	285	39,527
Sublease income	(7,742)	—	(7,742)	(6,716)	—	(6,716)
Total lease cost	$237,878	$5,743	$243,621	$246,097	$5,673	$251,770
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$205,977	$219,754
Operating cash flows for finance leases	758	775
Financing cash flows for finance leases	103	273
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$168,863	$215,568
Finance leases	1,198	436

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020			September 30, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating Leases
Operating lease right-of-use assets	$1,002,151	$30,066	$1,032,217	$1,042,373	$27,580	$1,069,953

Current operating lease liabilities	$214,377	$6,036	$220,413	$220,090	$6,329	$226,419
Non-current operating lease liabilities	848,215	27,152	875,367	885,858	24,092	909,950
Total operating lease liabilities	$1,062,592	$33,188	$1,095,780	$1,105,948	$30,421	$1,136,369

	December 31, 2020			September 30, 2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Finance Leases
Property and equipment, net	$5,644	$—	$5,644	$5,891	$—	$5,891

Current portion of long-term debt and notes payable	$663	$—	$663	$793	$—	$793
Long-term debt, net of current portion	13,491	—	13,491	13,525	—	13,525
Total finance lease liabilities	$14,154	$—	$14,154	$14,318	$—	$14,318
The weighted average remaining lease terms and discount rates were as follows:

	December 31, 2020	September 30, 2021
Weighted average remaining lease term (in years):
Operating leases	7.8	7.7
Finance leases	31.2	30.0
Weighted average discount rate:
Operating leases	5.6%	5.5%
Finance leases	7.2%	7.2%
As of September 30, 2021, maturities of lease liabilities were approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2021 (remainder of year)	$72,891	$454
2022	272,507	1,798
2023	227,294	1,809
2024	187,856	1,462
2025	152,796	1,205
Thereafter	565,010	29,019
Total undiscounted cash flows	1,478,354	35,747
Less: Imputed interest	341,985	21,429
Total discounted lease liabilities	$1,136,369	$14,318

7.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the nine months ended September 30, 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of December 31, 2020	$1,084,761	$432,753	$646,433	$1,215,067	$3,379,014
Acquisition of businesses	—	9,402	3,621	7,757	20,780
Balance as of September 30, 2021	$1,084,761	$442,155	$650,054	$1,222,824	$3,399,794
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31, 2020			September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	18,392	—	18,392	18,544	—	18,544
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	291,923	(113,346)	178,577	303,424	(133,859)	169,565
Non-compete agreements	33,771	(11,771)	22,000	35,959	(14,207)	21,752
Total identifiable intangible assets	$517,658	$(130,117)	$387,541	$531,499	$(153,066)	$378,433
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At September 30, 2021, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 8.0 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $6.9 million and $7.4 million for the three months ended September 30, 2020 and 2021, respectively. Amortization expense was $20.6 million and $21.8 million for the nine months ended September 30, 2020 and 2021, respectively.
8.     Long-Term Debt and Notes Payable
As of September 30, 2021, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select 6.250% senior notes	$1,225,000	$29,177	$(14,707)	$1,239,470	$1,285,148
Select credit facilities:
Select term loan	2,103,437	(6,892)	(7,513)	2,089,032	2,087,661
Other debt, including finance leases	73,957	—	(236)	73,721	73,721
Total debt	$3,402,394	$22,285	$(22,456)	$3,402,223	$3,446,530

Principal maturities of the Company’s long-term debt and notes payable were approximately as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	(in thousands)
Select 6.250% senior notes	$—	$—	$—	$—	$—	$1,225,000	$1,225,000
Select credit facilities:
Select term loan	—	—	4,757	11,150	2,087,530	—	2,103,437
Other debt, including finance leases	14,087	4,928	19,247	23,796	334	11,565	73,957
Total debt	$14,087	$4,928	$24,004	$34,946	$2,087,864	$1,236,565	$3,402,394
As of December 31, 2020, the Company’s long-term debt and notes payable were as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
Select 6.250% senior notes	$1,225,000	$33,773	$(16,953)	$1,241,820	$1,316,875
Select credit facilities:
Select term loan	2,103,437	(8,393)	(9,149)	2,085,895	2,082,403
Other debt, including finance leases	74,606	—	(302)	74,304	74,304
Total debt	$3,403,043	$25,380	$(26,404)	$3,402,019	$3,473,582
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

The following table outlines the changes in AOCI, net of tax:

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Balance as of January 1	$—	$(2,027)
Gain on interest rate cap cash flow hedge	—	8,151
Balance as of March 31	$—	$6,124
Loss on interest rate cap cash flow hedge	—	(1,403)
Amounts reclassified from AOCI	—	6
Balance as of June 30	$—	$4,727
Loss on interest rate cap cash flow hedge	—	(536)
Amounts reclassified from AOCI	—	12
Balance as of September 30	$—	$4,203
The estimated pre-tax losses expected to be reclassified from AOCI into interest expense within the next twelve months are approximately $0.3 million.
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

Financial Instrument	Balance Sheet Classification	Level	December 31, 2020	September 30, 2021
Asset:			(in thousands)
Interest rate cap contract, non-current portion	Other assets	Level 2	$—	$8,357
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$1,339	$1,784
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	1,392	—
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

		December 31, 2020		September 30, 2021
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Select 6.250% senior notes	Level 2	$1,241,820	$1,316,875	$1,239,470	$1,285,148
Select credit facilities:
Select term loan	Level 2	2,085,895	2,082,403	2,089,032	2,087,661
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
The following tables summarize selected financial data for the Company’s reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Revenue:
Critical illness recovery hospital	$519,454	$530,646	$1,539,601	$1,669,577
Rehabilitation hospital	188,075	212,434	538,761	632,904
Outpatient rehabilitation	240,042	274,540	662,429	806,910
Concentra	391,859	442,190	1,102,732	1,321,402
Other	84,439	74,411	227,696	213,911
Total Company	$1,423,869	$1,534,221	$4,071,219	$4,644,704
Adjusted EBITDA:
Critical illness recovery hospital	$88,830	$57,245	$267,143	$243,421
Rehabilitation hospital	44,637	44,076	110,811	145,378
Outpatient rehabilitation	30,623	38,762	51,463	110,724
Concentra	80,547	99,832	183,510	318,907
Other	(31,433)	(31,338)	(33,638)	(9,491)
Total Company	$213,204	$208,577	$579,289	$808,939
Total assets:
Critical illness recovery hospital	$2,160,157	$2,181,405	$2,160,157	$2,181,405
Rehabilitation hospital	1,144,436	1,191,093	1,144,436	1,191,093
Outpatient rehabilitation	1,298,938	1,339,452	1,298,938	1,339,452
Concentra	2,355,644	2,609,361	2,355,644	2,609,361
Other	700,702	578,162	700,702	578,162
Total Company	$7,659,877	$7,899,473	$7,659,877	$7,899,473
Purchases of property and equipment:
Critical illness recovery hospital	$11,126	$12,365	$35,061	$43,249
Rehabilitation hospital	1,636	4,366	6,884	8,288
Outpatient rehabilitation	7,268	9,481	22,245	24,264
Concentra	11,985	11,353	34,391	31,624
Other	2,304	11,379	6,991	17,961
Total Company	$34,319	$48,944	$105,572	$125,386

A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	Three Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$88,830	$44,637	$30,623	$80,547	$(31,433)
Depreciation and amortization	(12,521)	(6,910)	(7,231)	(21,083)	(2,365)
Stock compensation expense	—	—	—	(506)	(6,456)
Income (loss) from operations	$76,309	$37,727	$23,392	$58,958	$(40,254)	$156,132
Equity in earnings of unconsolidated subsidiaries						8,765
Gain on sale of businesses						5,143
Interest expense						(34,026)
Income before income taxes						$136,014

	Three Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$57,245	$44,076	$38,762	$99,832	$(31,338)
Depreciation and amortization	(12,972)	(6,869)	(7,319)	(20,419)	(2,549)
Stock compensation expense	—	—	—	(535)	(7,659)
Income (loss) from operations	$44,273	$37,207	$31,443	$78,878	$(41,546)	$150,255
Equity in earnings of unconsolidated subsidiaries						11,452
Interest expense						(33,825)
Income before income taxes						$127,882

	Nine Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$267,143	$110,811	$51,463	$183,510	$(33,638)
Depreciation and amortization	(38,749)	(20,704)	(21,643)	(65,827)	(7,210)
Stock compensation expense	—	—	—	(1,974)	(18,854)
Income (loss) from operations	$228,394	$90,107	$29,820	$115,709	$(59,702)	$404,328
Equity in earnings of unconsolidated subsidiaries						19,677
Gain on sale of businesses						12,690
Interest expense						(117,499)
Income before income taxes						$319,196

	Nine Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$243,421	$145,378	$110,724	$318,907	$(9,491)
Depreciation and amortization	(38,958)	(20,868)	(21,855)	(61,547)	(7,474)
Stock compensation expense	—	—	—	(1,606)	(20,396)
Income (loss) from operations	$204,463	$124,510	$88,869	$255,754	$(37,361)	$636,235
Equity in earnings of unconsolidated subsidiaries						33,180
Interest income						4,749
Interest expense						(102,115)
Income before income taxes						$572,049

12.     Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$218,386	$90,650	$37,216	$286	$—	$346,538
Non-Medicare	296,099	87,539	186,414	388,692	—	958,744
Total patient services revenues	514,485	178,189	223,630	388,978	—	1,305,282
Other revenue	4,969	9,886	16,412	2,881	84,439	118,587
Total revenue	$519,454	$188,075	$240,042	$391,859	$84,439	$1,423,869

	Three Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$201,337	$105,512	$45,779	$322	$—	$352,950
Non-Medicare	324,857	96,326	210,877	440,145	—	1,072,205
Total patient services revenues	526,194	201,838	256,656	440,467	—	1,425,155
Other revenue	4,452	10,596	17,884	1,723	74,411	109,066
Total revenue	$530,646	$212,434	$274,540	$442,190	$74,411	$1,534,221

	Nine Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$675,403	$252,912	$98,097	$1,015	$—	$1,027,427
Non-Medicare	853,111	256,672	518,407	1,093,192	—	2,721,382
Total patient services revenues	1,528,514	509,584	616,504	1,094,207	—	3,748,809
Other revenue	11,087	29,177	45,925	8,525	227,696	322,410
Total revenue	$1,539,601	$538,761	$662,429	$1,102,732	$227,696	$4,071,219

	Nine Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$634,675	$311,752	$127,361	$847	$—	$1,074,635
Non-Medicare	1,026,938	290,111	629,589	1,314,924	—	3,261,562
Total patient services revenues	1,661,613	601,863	756,950	1,315,771	—	4,336,197
Other revenue	7,964	31,041	49,960	5,631	213,911	308,507
Total revenue	$1,669,577	$632,904	$806,910	$1,321,402	$213,911	$4,644,704

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
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock. There were no contractual dividends paid for the three and nine months ended September 30, 2020 and 2021.
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

	Basic and Diluted EPS		Basic and Diluted EPS
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Net income	$104,457	$100,217	$242,391	$433,639
Less: net income attributable to non-controlling interests	27,511	23,289	60,670	81,271
Net income attributable to the Company	76,946	76,928	181,721	352,368
Less: Distributed and undistributed income attributable to participating securities	2,666	2,550	6,254	11,781
Distributed and undistributed income attributable to common shares	$74,280	$74,378	$175,467	$340,587
The following tables set forth the computation of EPS under the two-class method:

	Three Months Ended September 30,
	2020			2021
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$74,280	129,882	$0.57	$74,378	130,594	$0.57
Participating securities	2,666	4,662	0.57	2,550	4,477	0.57
Total Company	$76,946			$76,928

	Nine Months Ended September 30,
	2020			2021
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$175,467	129,616	$1.35	$340,587	130,441	$2.61
Participating securities	6,254	4,620	1.35	11,781	4,512	2.61
Total Company	$181,721			$352,368
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
New Jersey Litigation. In December 2020, the United States District Court for the District of New Jersey unsealed a qui tam complaint in the United States of America and State of New Jersey ex rel. Keith A. DiLello, Sr. v. Hackensack Meridian Health, Jersey Shore University Medical Center, Ocean Medical Center, Seaview Orthopaedics, Shrewsbury Surgery Center, Kessler Rehabilitation, Dr. Halambros Demetriades, Dr. Theodore Kutzan, Dr. Adam Myers, Dr. Hoan-Vu Nguyen, Dr. Frederick De Paola, ABC Corporations 1-10, and John/Jane Does 1-10, Case 3:20-cv-02949-FLW-ZNQ. The complaint was filed under seal in March 2020 and was unsealed after the United States and the State of New Jersey declined to intervene in the case. In the complaint, the plaintiff-relator, an automobile accident victim and former patient of the defendant providers, alleges that they routinely billed both personal injury protection (“PIP”) carriers and CMS. He alleges that they violated federal and state law by billing CMS when other insurance is available and failing to return payment to CMS after payment was made by the PIP carriers. In March 2021, defendant Kessler Rehabilitation waived service of process of the complaint. The Company intends to vigorously defend this action, but at this time the Company is unable to predict the timing and outcome of this matter.

Physical Therapy Billing. On October 7, 2021, the Company received a one-page letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”). The letter stated that the DOJ, in conjunction with the U.S. Department of Health and Human Services, is investigating the Company in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to the Company’s billing of physical therapy services. The Company intends to produce documents and data in response to such letter and to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Medicare Dual-Eligible Litigation
The Company’s critical illness recovery hospitals have pursued claims against CMS involving denied Medicare bad debt reimbursement for copayments and deductibles of dual-eligible Medicaid beneficiaries for cost reporting periods ending in 2005 through 2010. A U.S. District Court ruled in favor of the Company and ordered CMS to determine and pay the Medicare bad debt reimbursement plus interest and, in February 2021, the Company received reimbursement proceeds of $17.9 million plus accrued interest of $4.7 million. These amounts were recognized as other operating income and interest income, respectively, during the nine months ended September 30, 2021. The amounts paid by CMS were based on its own computation of the Medicare bad debt reimbursement and the Company believed it was owed an additional $2.3 million related to these claims and continued to pursue claims for such amount. In September 2021, the Court ruled in favor of the Company and ordered CMS to pay to the Company an additional $2.3 million. It is not known whether CMS will appeal such decision.
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
The Department of Health and Human Services (“HHS”) has issued a series of post-payment notices of reporting requirements and other guidance which, in some instances, have significantly altered the terms and conditions surrounding the Provider Relief Fund payments since the enactment of the CARES Act. Certain of the provisions and reporting requirements associated with the Provider Relief Fund payments were signed into law as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 (“CRRSA Act”) on December 27, 2020. As part of the terms and conditions of the Provider Relief Fund program, the Company must adhere to certain reporting requirements associated with payments received from the Provider Relief Fund. Payments received during the period from April 10, 2020 through June 30, 2020 were required to be reported by September 30, 2021. However, HHS authorized a 60-day grace period ending November 30, 2021 for such reporting period to help providers adhere to the Provider Relief Fund reporting requirements. The Company has completed such reporting requirements for payments it received between April 10, 2020 and June 30, 2020.
Under the Company’s accounting policy, payments are recognized as other operating income when it is probable that it has complied with the terms and conditions of the payments. The Company assessed its eligibility to utilize certain Provider Relief Fund payments and whether those payments were used in accordance with the terms and conditions set forth within the CRRSA Act and by HHS. During the nine months ended September 30, 2021, the Company updated its assessment of uncertainties surrounding its ability to utilize certain of its Provider Relief Fund payments, including its ability to allocate general distributions among the Company’s subsidiaries, for additional information obtained during the period. During the three months ended September 30, 2020, the Company recognized a reduction to other operating income of $1.2 million and, during the three months ended September 30, 2021, the Company recognized other operating income of $1.7 million. During the nine months ended September 30, 2020 and 2021, the Company recognized $53.8 million and $115.8 million of Provider Relief Fund payments as other operating income, respectively.

As of September 30, 2021, $2.4 million of Provider Relief Fund payments have not yet been utilized by the Company in accordance with the regulations promulgated by HHS and the CRRSA Act and are reported as unearned government assistance in the accompanying condensed consolidated balance sheet. Of this amount, $1.6 million will be repaid to the government because the payments could not be utilized by the deadlines specified by HHS. The remaining Provider Relief Fund payments may need to be repaid to the extent they cannot be utilized in accordance with the terms and conditions set forth within the CRRSA Act and by HHS. Further changes to the regulations surrounding the Provider Relief Fund payments or amended interpretations of existing guidance may change the Company’s assessment of whether it is probable that it has complied with the terms of conditions of the Provider Relief Fund payments. These changes may result in the Company being unable to recognize additional Provider Relief Fund payments as other operating income or the reversal of amounts previously recognized.
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
The Company received the majority of its advance payments in April 2020. Accordingly, CMS began recouping a portion of the Medicare payments due to the Company beginning in April 2021. CMS recouped $91.8 million and $165.5 million of Medicare payments during the three and nine months ended September 30, 2021, respectively. The remaining amounts owed to CMS under the Accelerated and Advance Payment Program are reflected as government advances in the accompanying condensed consolidated balance sheets.
16.     Subsequent Event
On November 2, 2021, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about November 29, 2021 to stockholders of record as of the close of business on November 16, 2021.

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
•a security breach of our or our third-party vendors’ information technology systems may subject us to potential legal and reputational harm and may result in a violation of the Health Insurance Portability and Accountability Act of 1996 or the Health Information Technology for Economic and Clinical Health Act; and

•other factors discussed from time to time in our filings with the SEC, including factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2021, and in this Quarterly Report on Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC.
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
Overview
 We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of September 30, 2021, we had operations in 46 states and the District of Columbia. We operated 100 critical illness recovery hospitals in 28 states, 30 rehabilitation hospitals in 12 states, and 1,850 outpatient rehabilitation clinics in 39 states and the District of Columbia. Concentra, a joint venture subsidiary, operated 519 occupational health centers in 41 states as of September 30, 2021. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $4,644.7 million for the nine months ended September 30, 2021. Of this total, we earned approximately 36% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.

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
The table below reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)
Net income	$104,457	$100,217	$242,391	$433,639
Income tax expense	31,557	27,665	76,805	138,410
Interest expense	34,026	33,825	117,499	102,115
Interest income	—	—	—	(4,749)
Gain on sale of businesses	(5,143)	—	(12,690)	—
Equity in earnings of unconsolidated subsidiaries	(8,765)	(11,452)	(19,677)	(33,180)
Income from operations	156,132	150,255	404,328	636,235
Stock compensation expense:
Included in general and administrative	5,600	6,457	16,488	17,537
Included in cost of services	1,362	1,737	4,340	4,465
Depreciation and amortization	50,110	50,128	154,133	150,702
Adjusted EBITDA	$213,204	$208,577	$579,289	$808,939

Effects of the COVID-19 Pandemic on our Results of Operations
Beginning in March 2020, state governments placed significant restrictions on businesses and mandated closures of non-essential or non-life sustaining businesses, causing many employers to furlough their workforce and temporarily cease or significantly reduce their operations. State governments also implemented restrictions on travel and individual activities outside of the home, closed schools, and mandated other social distancing measures. At the same time, hospitals and other facilities began suspending elective surgeries. In an effort to ensure hospitals and health systems had the capacity to absorb and effectively manage surges of COVID-19 patients, a number of waivers and modifications of certain requirements under the Medicare, Medicaid and CHIP programs were authorized in March 2020, including certain regulations under the Medicare program which govern admissions into our critical illness recovery hospitals and rehabilitation hospitals. Specifically, our critical illness recovery hospitals which are certified as LTCHs became exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. Our rehabilitation hospitals which are certified as IRFs could exclude patients admitted solely to respond to the emergency from the calculation of the “60 percent rule” thresholds to receive payment as an IRF. The COVID-19 public health emergency period has been extended and is currently in effect through January 15, 2022.
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

	Critical Illness Recovery Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals Owned(1)
	2019	2020	2021	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$149,799	$163,238	$199,611	86,238	90,783	100,933	69%	69%	75%	96	100	99
February	145,586	165,375	190,703	80,806	87,844	92,036	71%	72%	75%	96	100	99
March	162,149	171,908	204,558	91,085	91,831	100,149	73%	70%	74%	96	100	99
Three Months Ended March 31	$457,534	$500,521	$594,872	258,129	270,458	293,118	71%	70%	75%	96	100	99

April	$156,231	$171,445	$185,934	88,357	90,710	91,506	70%	71%	70%	99	100	99
May	156,422	178,223	183,471	89,350	95,191	93,708	69%	72%	70%	99	100	99
June	148,490	169,958	174,654	85,153	90,988	87,767	68%	71%	68%	99	100	99
Three Months Ended June 30	$461,143	$519,626	$544,059	262,860	276,889	272,981	69%	72%	69%	99	100	99
Six Months Ended June 30	$918,677	$1,020,147	$1,138,931	520,989	547,347	566,099	70%	71%	72%	99	100	99

July	$151,416	$175,253	$171,483	87,143	94,144	88,119	67%	71%	65%	99	99	100
August	155,485	173,967	178,240	86,553	93,964	91,756	66%	71%	68%	99	99	100
September	155,991	170,234	180,923	84,393	90,955	92,579	67%	71%	71%	99	99	100
Three Months Ended September 30	$462,892	$519,454	$530,646	258,089	279,063	272,454	67%	71%	68%	99	99	100
Nine Months Ended September 30	$1,381,569	$1,539,601	$1,669,577	779,078	826,410	838,553	69%	71%	70%	99	99	100

	Rehabilitation Hospital

	Revenue			Patient Days			Occupancy Rate			Number of Hospitals Owned(1)
	2019	2020	2021	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$50,615	$61,673	$68,297	27,434	32,111	34,404	74%	79%	82%	17	19	20
February	48,080	60,690	64,202	25,442	31,813	32,178	76%	84%	84%	17	19	20
March	55,863	59,656	75,305	29,940	30,644	35,857	78%	76%	85%	18	19	20
Three Months Ended March 31	$154,558	$182,019	$207,804	82,816	94,568	102,439	76%	79%	84%	18	19	20

April	$51,991	$45,878	$70,295	28,266	23,553	34,861	76%	61%	85%	18	19	20
May	56,019	57,815	71,190	29,730	29,787	35,604	75%	73%	84%	19	19	20
June	52,364	64,974	71,181	28,529	30,741	34,483	73%	78%	84%	19	19	20
Three Months Ended June 30	$160,374	$168,667	$212,666	86,525	84,081	104,948	75%	71%	85%	19	19	20
Six Months Ended June 30	$314,932	$350,686	$420,470	169,341	178,649	207,387	76%	75%	84%	19	19	20

July	$57,077	$62,312	$70,467	30,054	31,986	34,894	75%	81%	83%	19	18	20
August	58,072	63,673	71,682	30,228	32,518	34,835	75%	83%	83%	19	18	20
September	58,220	62,090	70,285	29,172	31,176	33,224	75%	82%	81%	19	18	20
Three Months Ended September 30	$173,369	$188,075	$212,434	89,454	95,680	102,953	75%	82%	82%	19	18	20
Nine Months Ended September 30	$488,301	$538,761	$632,904	258,795	274,329	310,340	75%	77%	84%	19	18	20

	Outpatient Rehabilitation

	Revenue			Visits			Working Days(2)
	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$83,185	$90,924	$76,763	687,007	757,171	625,964	22	22	20
February	78,573	88,239	77,063	658,610	739,061	641,942	20	20	20
March	85,147	76,086	98,135	708,866	626,433	832,248	21	22	23
Three Months Ended March 31	$246,905	$255,249	$251,961	2,054,483	2,122,665	2,100,154	63	64	63

April	$90,230	$49,084	$95,251	762,914	386,108	810,314	22	22	22
May	90,272	51,186	89,030	759,829	409,703	758,773	22	20	20
June	81,389	66,868	96,128	680,762	546,456	835,774	20	22	22
Three Months Ended June 30	$261,891	$167,138	$280,409	2,203,505	1,342,267	2,404,861	64	64	64
Six Months Ended June 30	$508,796	$422,387	$532,370	4,257,988	3,464,932	4,505,015	127	128	127

July	$89,267	$77,793	$90,352	754,102	636,826	780,118	22	22	21
August	90,687	79,034	93,056	743,813	651,738	798,459	22	21	22
September	85,376	83,215	91,132	706,413	694,808	768,493	20	21	21
Three Months Ended September 30	$265,330	$240,042	$274,540	2,204,328	1,983,372	2,347,070	64	64	64
Nine Months Ended September 30	$774,126	$662,429	$806,910	6,462,316	5,448,304	6,852,085	191	192	191

	Concentra

	Revenue			Visits			Working Days(2)
	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$133,507	$141,236	$127,103	985,598	1,032,069	867,793	22	22	20
February	126,309	133,690	132,349	919,065	965,741	869,910	20	20	20
March	136,505	123,609	163,388	1,006,944	879,585	1,057,871	21	22	23
Three Months Ended March 31	$396,321	$398,535	$422,840	2,911,607	2,877,395	2,795,574	63	64	63

April	$140,050	$91,178	$152,143	1,040,543	610,555	999,622	22	22	22
May	143,183	99,228	142,228	1,073,763	674,629	956,250	22	20	20
June	130,218	121,932	162,001	988,783	865,896	1,074,206	20	22	22
Three Months Ended June 30	$413,451	$312,338	$456,372	3,103,089	2,151,080	3,030,078	64	64	64
Six Months Ended June 30	$809,772	$710,873	$879,212	6,014,696	5,028,475	5,825,652	127	128	127

July	$142,385	$132,465	$146,509	1,057,809	930,427	1,033,266	22	22	21
August	144,452	130,291	150,333	1,087,165	933,555	1,106,356	22	21	22
September	135,063	129,103	145,348	1,005,929	963,065	1,084,009	20	21	21
Three Months Ended September 30	$421,900	$391,859	$442,190	3,150,903	2,827,047	3,223,631	64	64	64
Nine Months Ended September 30	$1,231,672	$1,102,732	$1,321,402	9,165,599	7,855,522	9,049,283	191	192	191
_______________________________________________________________________________
(1)    Represents the number of hospitals owned at the end of each period presented.
(2)    Represents the number of days in which normal business operations were conducted during the periods presented.
Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures for the three and nine months ended September 30, 2020 and 2021. Please refer to “Operating Statistics” for further discussion regarding the uses and calculations of the metrics provided above, as well as the operating statistics data for each segment for the three and nine months ended September 30, 2020 and 2021.

Other Significant Events
Dividend Payments
On May 5, 2021 and August 4, 2021, our board of directors declared a cash dividend of $0.125 per share. On June 1, 2021 and August 30, 2021, cash dividends totaling $16.9 million and $16.9 million, respectively, were paid.
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
Summary Financial Results
Three Months Ended September 30, 2021
For the three months ended September 30, 2021, our revenue increased 7.8% to $1,534.2 million, compared to $1,423.9 million for the three months ended September 30, 2020. Income from operations was $150.3 million for the three months ended September 30, 2021, compared to $156.1 million for the three months ended September 30, 2020. Income from operations included other operating income of $1.7 million and a reduction to other operating income of $1.2 million for the three months ended September 30, 2021 and 2020, respectively.
Net income was $100.2 million for the three months ended September 30, 2021, compared to $104.5 million for the three months ended September 30, 2020. Net income included pre-tax gains on sales of businesses of $5.1 million for the three months ended September 30, 2020.
Adjusted EBITDA was $208.6 million for the three months ended September 30, 2021, compared to $213.2 million for the three months ended September 30, 2020. Our Adjusted EBITDA margin was 13.6% for the three months ended September 30, 2021, compared to 15.0% for the three months ended September 30, 2020.
The following tables reconcile our segment performance measures to our consolidated operating results:

	Three Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$530,646	$212,434	$274,540	$442,190	$74,411	$1,534,221
Operating expenses	(473,401)	(168,358)	(235,778)	(344,529)	(113,501)	(1,335,567)
Depreciation and amortization	(12,972)	(6,869)	(7,319)	(20,419)	(2,549)	(50,128)
Other operating income	—	—	—	1,636	93	1,729
Income (loss) from operations	$44,273	$37,207	$31,443	$78,878	$(41,546)	$150,255
Depreciation and amortization	12,972	6,869	7,319	20,419	2,549	50,128
Stock compensation expense	—	—	—	535	7,659	8,194
Adjusted EBITDA	$57,245	$44,076	$38,762	$99,832	$(31,338)	$208,577
Adjusted EBITDA margin	10.8%	20.7%	14.1%	22.6%	N/M	13.6%

	Three Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$519,454	$188,075	$240,042	$391,859	$84,439	$1,423,869
Operating expenses	(430,624)	(143,438)	(209,419)	(312,175)	(120,811)	(1,216,467)
Depreciation and amortization	(12,521)	(6,910)	(7,231)	(21,083)	(2,365)	(50,110)
Other operating income	—	—	—	357	(1,517)	(1,160)
Income (loss) from operations	$76,309	$37,727	$23,392	$58,958	$(40,254)	$156,132
Depreciation and amortization	12,521	6,910	7,231	21,083	2,365	50,110
Stock compensation expense	—	—	—	506	6,456	6,962
Adjusted EBITDA	$88,830	$44,637	$30,623	$80,547	$(31,433)	$213,204
Adjusted EBITDA margin	17.1%	23.7%	12.8%	20.6%	N/M	15.0%
The following table summarizes changes in segment performance measures for the three months ended September 30, 2021, compared to the three months ended September 30, 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	2.2%	13.0%	14.4%	12.8%	(11.9)%	7.8%
Change in income from operations	(42.0)%	(1.4)%	34.4%	33.8%	N/M	(3.8)%
Change in Adjusted EBITDA	(35.6)%	(1.3)%	26.6%	23.9%	N/M	(2.2)%
_______________________________________________________________________________
N/M —     Not meaningful.
Nine Months Ended September 30, 2021
For the nine months ended September 30, 2021, our revenue increased 14.1% to $4,644.7 million, compared to $4,071.2 million for the nine months ended September 30, 2020. Income from operations increased 57.4% to $636.2 million for the nine months ended September 30, 2021, compared to $404.3 million for the nine months ended September 30, 2020. Income from operations included other operating income of $133.8 million and $53.8 million for the nine months ended September 30, 2021 and 2020, respectively.
Net income increased to $433.6 million for the nine months ended September 30, 2021, compared to $242.4 million for the nine months ended September 30, 2020. Net income included pre-tax gains on sales of businesses of $12.7 million for the nine months ended September 30, 2020.
Adjusted EBITDA increased 39.6% to $808.9 million for the nine months ended September 30, 2021, compared to $579.3 million for the nine months ended September 30, 2020. Our Adjusted EBITDA margin was 17.4% for the nine months ended September 30, 2021, compared to 14.2% for the nine months ended September 30, 2020.

The following tables reconcile our segment performance measures to our consolidated operating results:

	Nine Months Ended September 30, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,669,577	$632,904	$806,910	$1,321,402	$213,911	$4,644,704
Operating expenses	(1,444,043)	(487,526)	(696,186)	(1,038,053)	(325,796)	(3,991,604)
Depreciation and amortization	(38,958)	(20,868)	(21,855)	(61,547)	(7,474)	(150,702)
Other operating income	17,887	—	—	33,952	81,998	133,837
Income (loss) from operations	$204,463	$124,510	$88,869	$255,754	$(37,361)	$636,235
Depreciation and amortization	38,958	20,868	21,855	61,547	7,474	150,702
Stock compensation expense	—	—	—	1,606	20,396	22,002
Adjusted EBITDA	$243,421	$145,378	$110,724	$318,907	$(9,491)	$808,939
Adjusted EBITDA margin	14.6%	23.0%	13.7%	24.1%	N/M	17.4%

	Nine Months Ended September 30, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,539,601	$538,761	$662,429	$1,102,732	$227,696	$4,071,219
Operating expenses	(1,272,458)	(427,950)	(610,966)	(922,342)	(332,870)	(3,566,586)
Depreciation and amortization	(38,749)	(20,704)	(21,643)	(65,827)	(7,210)	(154,133)
Other operating income	—	—	—	1,146	52,682	53,828
Income (loss) from operations	$228,394	$90,107	$29,820	$115,709	$(59,702)	$404,328
Depreciation and amortization	38,749	20,704	21,643	65,827	7,210	154,133
Stock compensation expense	—	—	—	1,974	18,854	20,828
Adjusted EBITDA	$267,143	$110,811	$51,463	$183,510	$(33,638)	$579,289
Adjusted EBITDA margin	17.4%	20.6%	7.8%	16.6%	N/M	14.2%
The following table summarizes changes in segment performance measures for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	8.4%	17.5%	21.8%	19.8%	(6.1)%	14.1%
Change in income from operations	(10.5)%	38.2%	198.0%	121.0%	N/M	57.4%
Change in Adjusted EBITDA	(8.9)%	31.2%	115.2%	73.8%	N/M	39.6%
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
Medicare Reimbursement
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the HHS and CMS. Revenue generated directly from the Medicare program represented approximately 23% of our revenue for the nine months ended September 30, 2021, and 25% of our revenue for the year ended December 31, 2020.
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, October 23, 2020, January 21, 2021, April 21, 2021, July 20, 2021, and October 18, 2021. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under the Medicare, Medicaid and Children’s Health Insurance Program (“CHIP”) pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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

CMS also approved section 1135 waivers and/or temporary changes to Medicaid and/or CHIP state plan amendments for every state Medicaid program (including the District of Columbia, Puerto Rico, and other territories). In addition, CMS approved traditional changes to some states’ Medicaid state plan amendments and section 1115 waivers in certain states for Medicaid demonstration projects addressing the COVID-19 public health emergency. CMS will consider specific waiver requests from providers and suppliers. We have submitted one or more specific waiver requests to make it easier for our operators or referral partners to treat COVID-19 patients, and we may submit others in the future.
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
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to COVID-19 and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” The Paycheck Protection Program and Health Care Enhancement Act, Public Law 116-139, added $75 billion to this fund. The Consolidated Appropriations Act, 2021, added another $3 billion to this fund. HHS has allocated four general distributions from the fund for payments to Medicare providers. The Phase 1 General Distribution included $30 billion for health care providers that received Medicare fee-for-service payments in 2019. Another $20 billion was allocated to Medicare providers in a manner that was intended to make the entire $50 billion Phase 1 General Distribution proportional to each provider’s share of 2018 net patient revenue. Payments from the additional $20 billion allocation were determined based on the lesser of a provider’s 2018 (or most recent complete tax year) gross receipts or the sum of incurred losses for March and April of 2020. HHS distributed $16 billion from the additional $20 billion allocation. The Phase 2 General Distribution allocated $18 billion for providers in state Medicaid/CHIP programs, Medicaid managed care plans, dentists, and certain Medicare providers who did not receive a Phase 1 General Distribution payment. HHS distributed $5.98 billion from the $18 billion Phase 2 allocation. The Phase 3 General Distribution was projected to include $20 billion for providers to apply for if they suffered financial losses or changes in operating expenses caused by COVID-19 or if they were previously ineligible for a general distribution. HHS made $24.5 billion in payments as part of the Phase 3 General Distribution. HHS recently announced a Phase 4 General Distribution allocation of $17 billion. Providers may apply for a Phase 4 General Distribution payment if they have lost revenues and eligible expenses from July 1, 2020 to March 31, 2021. HHS says it intends to make the Phase 4 payments more equitable than earlier distributions and will reimburse smaller providers at a higher rate than large providers. The application for a Phase 4 General Distribution payment also allows applicants to seek a payment from a $8.5 billion American Rescue Plan fund for providers that serve rural Medicaid, CHIP, or Medicare patients. The remainder of the COVID-19 related appropriations to the Public Health and Social Services Emergency Fund is for targeted allocations to providers in high impact COVID-19 areas ($20.75 billion), rural providers (approximately $11.09 billion), skilled nursing facilities (approximately $5 billion), nursing home infection control (approximately $2.75 billion), safety net hospitals (approximately $13.07 billion), Indian Health Service and urban health centers ($520 million), children’s hospitals ($1.06 billion), and unspecified allocations for providers treating uninsured COVID-19 patients. HHS also established a $2.25 billion incentive payment structure for skilled nursing facilities and nursing homes for keeping new COVID-19 infection and mortality rates among residents lower than the communities they serve.

Starting on July 1, 2021, recipients of these payments must begin reporting data to HHS on the use of the funds via an online portal. By September 30, 2021, recipients must report to HHS on the use of funds received from April 10, 2020 to June 30, 2020. HHS announced a 60-day grace period for this September 30, 2021 deadline because providers were facing challenges from recent natural disasters and the COVID-19 Delta variant. HHS will not initiate collection activities or enforcement actions against providers during this grace period. The deadline to apply payments received from April 10, 2020 to June 30, 2020 towards eligible expenses and lost revenue attributable to COVID-19 was June 30, 2021. For payments received from July 1, 2020 to December 31, 2020, recipients must use the funds by December 31, 2021 and will report to HHS regarding the use of the funds during the period of January 1, 2022 to March 31, 2022. Next, any payments received from January 1, 2021 to June 30, 2021 must be used by June 30, 2022 and recipients must report to HHS regarding such payments from July 1, 2022 to September 30, 2022. Finally, if any provider receives payments during the period of July 1, 2021 to December 31, 2021, the provider must use the funds by December 31, 2022 and report to HHS on the use of these funds during the period of January 1, 2023 to March 31, 2023. Any funds that a provider does not apply towards expenses or lost revenue attributable to COVID-19 must be returned to HHS within 30 calendar days after the end of the applicable reporting period. All recipients of funds are subject to audit by HHS, the HHS OIG, or the Pandemic Response Accountability Committee. Audits may include examination of the accuracy of the data providers submitted to HHS in their applications for payments.
ii.Expansion of the Accelerated and Advance Payment Program to advance three months of payments to Medicare providers. CMS has the ability to recoup the advanced payments through future Medicare claims. Section 2501 of the Continuing Appropriations Act, 2021 and Other Extensions Act, Public Law 116-159, modified the terms of repayment so that a provider can request no recoupment for one year after the advanced payment was issued, followed by a 25% offset the next 11 months, and a 50% offset the last 6 months. Any amounts that remain unpaid after 29 months will be subject to a 4% interest rate (instead of 10.25%). CMS began recouping advance payments on March 30, 2021, but the actual date for each provider is based on the first anniversary of when the provider received the first payment. CMS publishes repayment data every six months, beginning June 28, 2021.
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
Fiscal Year 2022. On August 13, 2021, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021 through September 30, 2022). The standard federal rate was set at $44,714, an increase from the standard federal rate applicable during fiscal year 2021 of $43,755. The update to the standard federal rate for fiscal year 2022 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%. The standard federal rate also included an area wage budget neutrality factor of 1.002848. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends before or during fiscal year 2022, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $33,015, a significant increase from the fixed-loss amount in the 2021 fiscal year of $27,195. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $30,988, an increase from the fixed-loss amount in the 2021 fiscal year of $29,064.

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
In the display copy of the calendar year 2022 physician fee schedule final rule, CMS adopted its plan to transition the MIPS program to MIPS Value Pathways (“MVPs”). CMS will begin the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. Beginning in 2026, multispecialty groups must form subgroups to report MVPs. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting would become mandatory in 2028. The first seven MVPs for 2023 align with the following clinical topics: (1) Rheumatology; (2) Stroke Care and Prevention; (3) Heart Disease; (4) Chronic Disease Management; (5) Emergency Medicine; (6) Lower Extremity Joint Repair; and (7) Anesthesia. Each MVP would include population health claims-based measures and require clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants would select certain quality measures and improvement activities and then report data for such measures and activities.
Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare physician fee schedule final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. CMS intends to use these modifiers to implement a payment differential that would reimburse services provided by PTAs and OTAs at 85% of the fee schedule rate beginning on January 1, 2022. In the final 2020 Medicare physician fee schedule rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply. In the display copy of the calendar year 2022 physician fee schedule final rule, CMS implemented the final part of the requirements in the Bipartisan Budget Act of 2018 regarding PTA and OTA services. For dates of service on and after January 1, 2022, CMS will pay for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS also modified the de minimis standard for calendar year 2022. Specifically, CMS will allow a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint.
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

The IMPACT Act directed HHS to begin requiring providers to report certain standardized patient assessment data to CMS. HHS had to adopt this reporting requirement by October 1, 2018, for LTCHs, IRFs, and SNFs, and by January 1, 2019, for HHAs. The IMPACT Act also required CMS to adopt and implement new cross-setting quality measures addressing, at a minimum, the following quality domains: (1) functional status, cognitive function, and changes in function and cognitive function; (2) skin integrity and changes in skin integrity; (3) medication reconciliation; (4) incidence of major falls; and (5) providing for the transfer of health information and treatment preferences of the patient upon transition from a hospital or critical access hospital to another setting, including a PAC provider or the individual’s home, or upon transition from a PAC provider to another setting including a different PAC provider, hospital, critical access hospital, or the individual’s home. Next, the IMPACT Act required that by October 1, 2016, for SNFs, IRFs and LTCHs, and by January 1, 2017, for HHAs, CMS specify resource use and other measures for inclusion in the applicable reporting provisions. At a minimum, the resource use measures must include the following resource use domains: (1) resource use measures, including total estimated Medicare spending per beneficiary; (2) discharge to community; and (3) measures to reflect all-condition risk-adjusted hospitalization rates of potentially preventable readmission rates. CMS began implementing the IMPACT Act’s data reporting requirements in the FY 2016 rulemakings for LTCHs, IRFs, SNFs, and HHAs.
In addition to the new reporting requirements, the IMPACT Act outlined a process for the potential development of a unified PAC PPS. The IMPACT Act does not require CMS to adopt a unified PAC PPS, nor does it provide CMS with specific authority to implement a new payment system. However, the IMPACT Act does require HHS and MedPAC to submit a series of reports to Congress with recommendations and a technical prototype for a PAC PPS. These recommendations and prototypes could become the basis of future legislation that would create a unified PAC PPS to replace some or all of the existing Medicare payment systems for LTCHs, IRFs, SNFs, and HHAs. MedPAC submitted the first report to Congress in June 2016. The report included recommended features for a unified PAC payment system. The Secretary of HHS will submit the next report to Congress with recommendations and a technical prototype. The Secretary’s report is due no later than two years after CMS has collected two years of data on the quality measures required by the IMPACT Act. After the Secretary’s report, MedPAC is to submit a second report to Congress with recommendations and a technical prototype for a new PAC payment system. The Secretary is expected to issue his report to Congress sometime in 2022. However, a bipartisan bill introduced in the House of Representatives in April 2021 would require the Secretary to first collect eight quarters of IMPACT Act data, including standardized patient assessment data, quality measure data, resource use and claims data, before submitting his report to Congress. The legislation would require that the eight quarters of data could not include any month in which the COVID-19 public health emergency, or a similar nationwide public health emergency, is ongoing. The recommendations and technical prototype in the Secretary’s report would also need to account for the role and value of each PAC provider-type during public health emergencies, including the COVID-19 public health emergency, by, for example, looking at the proportion and acuity levels of COVID-19 patients treated in each PAC setting. If enacted, the Secretary’s report would not be submitted before the later of January 1, 2024 or two years after the Secretary collects eight quarters of data.
Price Transparency
Starting January 1, 2021, new regulations went into effect requiring hospitals to provide clear and accessible pricing information online regarding the items and services they provide. First, a new regulation requires hospitals to provide a machine readable file containing the following standard charges for all items and services provided by the hospital: gross charges, discounted cash prices, payer-specific negotiated charges, and de-identified minimum and maximum negotiated charges. Second, hospitals must provide a consumer-friendly display of standard charges for at least 300 “shoppable services” that consumers can schedule in advance. If a hospital does not offer 300 “shoppable services,” then the hospital must provide the consumer-friendly display of standard charges for all of the “shoppable services” that it does provide. For each “shoppable service,” hospitals must provide: discounted cash prices, payer-specific negotiated charges, and de-identified minimum and maximum negotiated charges. For hospitals that do not comply with these requirements, CMS may issue a warning notice, request a corrective action plan, and impose a civil monetary penalty that is publicized on the CMS website. These regulations were promulgated by the Trump administration and, on July 9, 2021, President Biden issued an Executive Order directing HHS to support the new price transparency regulations. On July 19, 2021, CMS issued a proposed rule to increase fines for hospitals that do not comply with the price transparency regulations of at least $300 per day, not to exceed $2,007,500 per hospital per year. CMS asked for comments on alternative or additional criteria that could be used to scale a penalty, and its proposal that the machine-readable file of hospital charges is accessible to automated searches and direct downloads.

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
Starting January 1, 2022, the interim final rule’s new regulations will apply to patients with health insurance coverage from a group health plan (including a self-insured group health plan) or from an individual market health insurance issuer. First, if a plan provides coverage for emergency services, the interim final rule requires that emergency services must be covered: (1) without prior authorization; (2) regardless of whether the provider is an in-network provider or an in-network emergency facility; and (3) regardless of any other term or condition of the plan or coverage other than the exclusion or coordination of benefits, or a permitted affiliation or waiting period. Second, the interim final rule includes new limits on patient cost-sharing obligations for out-of-network services. Specifically, patient cost-sharing amounts for emergency services provided by out-of-network emergency facilities and out-of-network providers, and certain non-emergency services furnished by out-of-network providers at certain in-network facilities, must be calculated based on one of the following amounts: (1) an amount determined by an applicable All-Payer Model Agreement under section 1115A of the Social Security Act; (2) a specified state law if there is no such All-Payer Model Agreement; or (3) if neither of the above apply, the lesser amount of either the billed charge or the qualifying payment amount, which is generally the plan or issuer’s median contracted rate. Third, the interim final rule prohibits non-participating providers, health care facilities, and providers of air ambulance services from balance billing participants, beneficiaries, and enrollees in certain situations. Fourth, the interim final rule establishes that the total amount to be paid to an out-of-network provider or facility, including any cost-sharing, is based on: (1) an amount determined by an applicable All-Payer Model Agreement under section 1115A of the Social Security Act; (2) a specified state law if there is no such All-Payer Model Agreement; or (3) an amount agreed upon by the plan or issuer and the provider or facility if there is no such Agreement or state law. If none of these three circumstances apply, then the amount is determined by an independent dispute resolution (“IDR”) entity. Fifth, a new regulation requires providers and facilities to make publicly available and provide patients with a one-page notice regarding the requirements and prohibitions applicable to the provider or facility regarding balance billing, any applicable state balance billing prohibitions or limitations, and information on how to contact appropriate state and federal agencies if the patient believes the provider or facility has violated the requirements described in the notice. Finally, the interim final rule establishes a process for HHS to receive and resolve complaints regarding information that any health care provider, provider of air ambulance services, or health care facility may be failing to meet the requirements set forth in the interim final rule. Because these new regulations were adopted through an interim final rule with comment period, they may be modified after CMS reviews public comments. The comment period closed on September 7, 2021.
In a separate interim final rule, published on October 7, 2021, HHS, the Department of the Treasury, the Department of Labor and the Office of Personnel Management adopted regulations that will govern the IDR process that will be available to providers and insurers that are unable to agree on the payment rate for out-of-network providers. These new regulations will go into effect on January 1, 2022. The new IDR process presumes that the qualifying payment amount (“QPA”) is the appropriate payment rate for an out-of-network service. Accordingly, the new IDR regulations require arbitrators to choose the offer that is closest to the QPA, unless the arbitrator determines that a party has credible information demonstrating that the QPA is “materially different” from the appropriate out-of-network rate for the item or service. The factors the arbitrator may consider to determine if the QPA is not the appropriate rate include: (1) the provider’s training, experience, and quality and outcome measurements; (2) the provider’s market share in the region; (3) patient acuity or the complexity of furnishing the item or service to the patient; (4) the provider’s teaching status, case mix, and scope of services offered; and (5) whether the provider or the plan engaged in good faith efforts to enter into a network agreement. Separate regulations in this interim final rule address a dispute resolution process for uninsured patients who receive a good faith estimate of expected charges from a provider, but are then billed an amount that substantially exceeds the estimated charges. When the provider’s billed charges are more than $400 greater than the good faith estimate, an uninsured patient may initiate a patient-provider dispute resolution process by submitting a notification to HHS within 120 days of receiving the provider’s bill. The dispute resolution entity will then examine whether the provider has credible information demonstrating that the excess charges are attributable to unforeseen circumstances that the provider could not have reasonably anticipated when the provider made the good faith estimate. The regulations for both the provider-insurer IDR process and the provider-patient dispute resolution process could be revised in response to comments submitted to the agencies’ issuance of this interim final rule. The comment period closes on December 6, 2021.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Critical illness recovery hospital data:
Number of hospitals owned—start of period	100	99	100	99
Number of hospitals acquired	—	1	—	1
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	(1)	—	(1)	—
Number of hospitals owned—end of period	99	100	99	100
Number of hospitals managed—end of period	1	—	1	—
Total number of hospitals (all)—end of period	100	100	100	100
Available licensed beds(1)	4,250	4,369	4,250	4,369
Admissions(1)(2)	9,380	9,250	28,080	28,135
Patient days(1)(3)	279,063	272,454	826,410	838,553
Average length of stay (days)(1)(4)	30	30	30	30
Revenue per patient day(1)(5)	$1,845	$1,931	$1,850	$1,982
Occupancy rate(1)(6)	71%	68%	71%	70%
Percent patient days—Medicare(1)(7)	43%	39%	45%	39%
Rehabilitation hospital data:
Number of hospitals owned—start of period	19	20	19	19
Number of hospitals acquired	—	—	—	1
Number of hospital start-ups	—	—	—	—
Number of hospitals closed/sold	(1)	—	(1)	—
Number of hospitals owned—end of period	18	20	18	20
Number of hospitals managed—end of period	11	10	11	10
Total number of hospitals (all)—end of period	29	30	29	30
Available licensed beds(1)	1,267	1,361	1,267	1,361
Admissions(1)(2)	6,443	7,243	18,489	21,734
Patient days(1)(3)	95,680	102,953	274,329	310,340
Average length of stay (days)(1)(4)	15	14	15	14
Revenue per patient day(1)(5)	$1,775	$1,881	$1,777	$1,861
Occupancy rate(1)(6)	82%	82%	77%	84%
Percent patient days—Medicare(1)(7)	48%	50%	48%	50%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,475	1,528	1,461	1,503
Number of clinics acquired	5	5	8	17
Number of clinic start-ups	18	15	43	37
Number of clinics closed/sold	(5)	(6)	(19)	(15)
Number of clinics owned—end of period	1,493	1,542	1,493	1,542
Number of clinics managed—end of period	284	308	284	308
Total number of clinics (all)—end of period	1,777	1,850	1,777	1,850
Number of visits(1)(8)	1,983,372	2,347,070	5,448,304	6,852,085
Revenue per visit(1)(9)	$104	$102	$105	$103

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Concentra data:
Number of centers owned—start of period	522	518	521	517
Number of centers acquired	2	—	6	3
Number of center start-ups	1	2	1	2
Number of centers closed/sold	(2)	(1)	(5)	(3)
Number of centers owned—end of period	523	519	523	519
Number of onsite clinics operated—end of period	133	135	133	135
Number of visits(1)(8)	2,827,047	3,223,631	7,855,522	9,049,283
Revenue per visit(1)(9)	$121	$124	$123	$125
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	82.9	84.6	85.1	83.6
General and administrative	2.5	2.5	2.5	2.3
Depreciation and amortization	3.5	3.2	3.8	3.3
Total costs and expenses	88.9	90.3	91.4	89.2
Other operating income	(0.1)	0.1	1.3	2.9
Income from operations	11.0	9.8	9.9	13.7
Equity in earnings of unconsolidated subsidiaries	0.6	0.7	0.5	0.7
Gain on sale of businesses	0.4	—	0.3	—
Interest income	—	—	—	0.1
Interest expense	(2.4)	(2.2)	(2.9)	(2.2)
Income before income taxes	9.6	8.3	7.8	12.3
Income tax expense	2.3	1.8	1.8	3.0
Net income	7.3	6.5	6.0	9.3
Net income attributable to non-controlling interests	1.9	1.5	1.5	1.7
Net income attributable to Select Medical Holdings Corporation	5.4%	5.0%	4.5%	7.6%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2021	% Change	2020	2021	% Change
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$519,454	$530,646	2.2%	$1,539,601	$1,669,577	8.4%
Rehabilitation hospital	188,075	212,434	13.0	538,761	632,904	17.5
Outpatient rehabilitation	240,042	274,540	14.4	662,429	806,910	21.8
Concentra	391,859	442,190	12.8	1,102,732	1,321,402	19.8
Other(1)	84,439	74,411	(11.9)	227,696	213,911	(6.1)
Total Company	$1,423,869	$1,534,221	7.8%	$4,071,219	$4,644,704	14.1%
Income (loss) from operations:
Critical illness recovery hospital(2)	$76,309	$44,273	(42.0)%	$228,394	$204,463	(10.5)%
Rehabilitation hospital	37,727	37,207	(1.4)	90,107	124,510	38.2
Outpatient rehabilitation	23,392	31,443	34.4	29,820	88,869	198.0
Concentra(2)	58,958	78,878	33.8	115,709	255,754	121.0
Other(1)(2)	(40,254)	(41,546)	N/M	(59,702)	(37,361)	N/M
Total Company	$156,132	$150,255	(3.8)%	$404,328	$636,235	57.4%
Adjusted EBITDA:
Critical illness recovery hospital(2)	$88,830	$57,245	(35.6)%	$267,143	$243,421	(8.9)%
Rehabilitation hospital	44,637	44,076	(1.3)	110,811	145,378	31.2
Outpatient rehabilitation	30,623	38,762	26.6	51,463	110,724	115.2
Concentra(2)	80,547	99,832	23.9	183,510	318,907	73.8
Other(1)(2)	(31,433)	(31,338)	N/M	(33,638)	(9,491)	N/M
Total Company	$213,204	$208,577	(2.2)%	$579,289	$808,939	39.6%
Adjusted EBITDA margins:
Critical illness recovery hospital(2)	17.1%	10.8%		17.4%	14.6%
Rehabilitation hospital	23.7	20.7		20.6	23.0
Outpatient rehabilitation	12.8	14.1		7.8	13.7
Concentra(2)	20.6	22.6		16.6	24.1
Other(1)(2)	N/M	N/M		N/M	N/M
Total Company	15.0%	13.6%		14.2%	17.4%
Total assets:
Critical illness recovery hospital	$2,160,157	$2,181,405		$2,160,157	$2,181,405
Rehabilitation hospital	1,144,436	1,191,093		1,144,436	1,191,093
Outpatient rehabilitation	1,298,938	1,339,452		1,298,938	1,339,452
Concentra	2,355,644	2,609,361		2,355,644	2,609,361
Other(1)	700,702	578,162		700,702	578,162
Total Company	$7,659,877	$7,899,473		$7,659,877	$7,899,473
Purchases of property and equipment:
Critical illness recovery hospital	$11,126	$12,365		$35,061	$43,249
Rehabilitation hospital	1,636	4,366		6,884	8,288
Outpatient rehabilitation	7,268	9,481		22,245	24,264
Concentra	11,985	11,353		34,391	31,624
Other(1)	2,304	11,379		6,991	17,961
Total Company	$34,319	$48,944		$105,572	$125,386
_______________________________________________________________________________
(1)     Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)    During the three months ended September 30, 2021 and 2020, we recognized other operating income of $1.7 million and a reduction to other operating income of $1.2 million, respectively. During the nine months ended September 30, 2021 and 2020, we recognized other operating income of $133.8 million and $53.8 million, respectively. The impact of this income on the operating results of our critical illness recovery hospital segment, Concentra segment, and other activities is outlined within the tables presented under “Summary Financial Results” for the three and nine months ended September 30, 2021 and 2020.
N/M —     Not meaningful.

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020
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
Revenue
Our revenue increased 7.8% to $1,534.2 million for the three months ended September 30, 2021, compared to $1,423.9 million for the three months ended September 30, 2020.
Critical Illness Recovery Hospital Segment.    Revenue increased 2.2% to $530.6 million for the three months ended September 30, 2021, compared to $519.5 million for the three months ended September 30, 2020. The increase in revenue was due to an increase in revenue per patient day during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Revenue per patient day increased 4.7% to $1,931 for the three months ended September 30, 2021, compared to $1,845 for the three months ended September 30, 2020. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Occupancy in our critical illness recovery hospitals was 68% for the three months ended September 30, 2021, 71% for the three months ended September 30, 2020, and 67% for the three months ended September 30, 2019. We had 272,454 patient days for the three months ended September 30, 2021, 279,063 days for the three months ended September 30, 2020, and 258,089 days for the three months ended September 30, 2019. Our patient days for the three months ended September 30, 2021 decreased 2.4% and increased 5.6% in comparison to the same periods in 2020 and 2019, respectively. For the three months ended September 30, 2021, our patient days were positively impacted by the acquisition of two hospitals since September 30, 2020, as well as the reopening of our Panama City hospital in July 2020. These hospitals contributed 9,999 patient days during the three months ended September 30, 2021, as compared to 1,189 patient days during the three months ended September 30, 2020.
Rehabilitation Hospital Segment.    Revenue increased 13.0% to $212.4 million for the three months ended September 30, 2021, compared to $188.1 million for the three months ended September 30, 2020. The increase in revenue resulted from increases in both patient volume and revenue per patient day during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. Occupancy in our rehabilitation hospitals was 82% for both the three months ended September 30, 2021 and 2020. Our patient days increased 7.6% to 102,953 days for the three months ended September 30, 2021, compared to 95,680 days for the three months ended September 30, 2020. We experienced an increase of 6,294 patient days as a result of acquiring controlling interests in two rehabilitation hospitals since September 30, 2020. We also experienced a 1.0% increase in patient days in our rehabilitation hospitals which operated during both the three months ended September 30, 2021 and 2020. Our revenue per patient day increased 6.0% to $1,881 for the three months ended September 30, 2021, compared to $1,775 for the three months ended September 30, 2020. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Outpatient Rehabilitation Segment.    Revenue increased 14.4% to $274.5 million for the three months ended September 30, 2021, compared to $240.0 million for the three months ended September 30, 2020. The increase in revenue was attributable to an increase in visits, which increased 18.3% to 2,347,070 for the three months ended September 30, 2021, compared to 1,983,372 visits for the three months ended September 30, 2020. During the three months ended September 30, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume due to fewer patient referrals from physicians, a reduction in workers’ compensation injury visits due to the closure of businesses, the suspension of elective surgeries at hospitals and other facilities which resulted in less demand for outpatient rehabilitation services, and social distancing practices resulting from the COVID-19 pandemic. Our revenue per visit was $102 for the three months ended September 30, 2021, compared to $104 for the three months ended September 30, 2020. During the three months ended September 30, 2020, we experienced changes in our payor mix as our patient volume declined from the effects of the COVID-19 pandemic. These changes caused our revenue per visit to increase. As our patient volume increased during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, our payor mix began to normalize and is now more closely aligned with the mix experienced during the months prior to the widespread emergence of COVID-19 in the United States.

Concentra Segment.    Revenue increased 12.8% to $442.2 million for the three months ended September 30, 2021, compared to $391.9 million for the three months ended September 30, 2020. Our patient visits, which increased 14.0% to 3,223,631 for the three months ended September 30, 2021, compared to 2,827,047 visits for the three months ended September 30, 2020, contributed to the increase in revenue. During the three months ended September 30, 2020, our centers experienced significant declines in patient visit volume due to employers furloughing their workforce and temporarily ceasing or significantly reducing their operations. As a result of the COVID-19 pandemic, we generated revenue from COVID-19 screening and testing services. These services contributed $20.6 million of revenue during the three months ended September 30, 2021, compared to $14.8 million during the three months ended September 30, 2020. During the three months ended September 30, 2021, our revenue per visit increased to $124, compared to $121 for the three months ended September 30, 2020. We experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, during the three months ended September 30, 2021. The increase in revenue per visit was offset partially by a greater percentage of employer services visits, which yield lower per visit rates. Additionally, the change in the revenue of the Concentra segment was impacted by the sale of its Department of Veterans Affairs community-based outpatient clinic business on September 1, 2020. This business contributed $14.8 million of revenue to the Concentra segment during the three months ended September 30, 2020.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $1,335.6 million, or 87.1% of revenue, for the three months ended September 30, 2021, compared to $1,216.5 million, or 85.4% of revenue, for the three months ended September 30, 2020. Our cost of services, a major component of which is labor expense, was $1,297.7 million, or 84.6% of revenue, for the three months ended September 30, 2021, compared to $1,181.0 million, or 82.9% of revenue, for the three months ended September 30, 2020. The increase in our operating expenses relative to our revenue was principally attributable to the incurrence of additional operating expenses within our critical illness recovery hospital and rehabilitation hospital segments, as explained further within the “Adjusted EBITDA” discussion. General and administrative expenses were $37.9 million, or 2.5% of revenue, for the three months ended September 30, 2021, compared to $35.5 million, or 2.5% of revenue, for the three months ended September 30, 2020.
Other Operating Income
Other operating income was $1.7 million for the three months ended September 30, 2021, compared to a reduction to other operating income of $1.2 million for the three months ended September 30, 2020. The other operating income is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. The reduction in other operating income for the three months ended September 30, 2020 resulted from changes to the terms and conditions associated with the Provider Relief Fund program.
Other operating income of $1.6 million and $0.1 million is included within the operating results of our Concentra segment and other activities, respectively, for the three months ended September 30, 2021. Other operating income of $0.4 million and a reduction to other operating income of $1.5 million is included within the operating results of our Concentra segment and other activities, respectively, for the three months ended September 30, 2020.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment.    Adjusted EBITDA was $57.2 million for the three months ended September 30, 2021, compared to $88.8 million for the three months ended September 30, 2020. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 10.8% for the three months ended September 30, 2021, compared to 17.1% for the three months ended September 30, 2020. Our Adjusted EBITDA and Adjusted EBITDA margin were adversely affected by the incurrence of additional operating expenses as a result of the effects of the COVID-19 pandemic. We experienced an increase in operating expenses during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Our critical illness recovery hospitals have experienced increased usage of contract clinical labor during this time and the cost of this labor has risen significantly due to the demand for healthcare professionals. Additionally, our critical illness recovery hospitals have modified certain of their protocols which have resulted in increased costs, including adjusting staffing ratios and purchasing additional personal protective equipment, in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members.

Rehabilitation Hospital Segment.    Adjusted EBITDA was $44.1 million for the three months ended September 30, 2021, compared to $44.6 million for the three months ended September 30, 2020. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 20.7% for the three months ended September 30, 2021, compared to 23.7% for the three months ended September 30, 2020. The decreases in Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment were driven by the incurrence of additional operating expenses. This was due in part to the effects of the COVID-19 pandemic. Our rehabilitation hospitals have experienced increased usage of contract clinical labor during this time and the cost of this labor has risen significantly due to the demand for healthcare professionals.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased 26.6% to $38.8 million for the three months ended September 30, 2021, compared to $30.6 million for the three months ended September 30, 2020. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 14.1% for the three months ended September 30, 2021, compared to 12.8% for the three months ended September 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were driven by increases in patient visit volume. During the three months ended September 30, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic, as described further above.
Concentra Segment.    Adjusted EBITDA increased 23.9% to $99.8 million for the three months ended September 30, 2021, compared to $80.5 million for the three months ended September 30, 2020. Our Adjusted EBITDA margin for the Concentra segment was 22.6% for the three months ended September 30, 2021, compared to 20.6% for the three months ended September 30, 2020. The increase in patient visit volume contributed to the increases in Adjusted EBITDA and Adjusted EBITDA margin. As discussed further above, our Concentra segment experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic during the three months ended September 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were also due in part to the COVID-19 screening and testing services provided at our centers and various onsite clinics located at employer worksites, as discussed further under “Revenue.” We incur lower operating expenses associated with these services as compared to our core services. Our Concentra segment also recognized $1.6 million of other operating income during the three months ended September 30, 2021, as described further above under “Other Operating Income,” compared to $0.4 million for the three months ended September 30, 2020.
Depreciation and Amortization
Depreciation and amortization expense was $50.1 million for both the three months ended September 30, 2021 and 2020.
Income from Operations
For the three months ended September 30, 2021, we had income from operations of $150.3 million, compared to $156.1 million for the three months ended September 30, 2020. The decline in income from operations was principally attributable to the incurrence of additional operating expenses within our critical illness recovery hospital and rehabilitation hospital segments, as explained further within the “Adjusted EBITDA” discussion.
Equity in Earnings of Unconsolidated Subsidiaries
For the three months ended September 30, 2021, we had equity in earnings of unconsolidated subsidiaries of $11.5 million, compared to $8.8 million for the three months ended September 30, 2020. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Gain on Sale of Businesses
We recognized a gain of $5.1 million attributable to the sale of businesses during the three months ended September 30, 2020. During the three months ended September 30, 2020, we sold Concentra’s Department of Veterans Affairs community-based outpatient clinic business and a rehabilitation hospital business, which resulted in gains totaling $14.1 million. We also incurred a loss of $9.0 million related to an indemnity claim associated with a previously sold business.
Interest
Interest expense was $33.8 million for the three months ended September 30, 2021, compared to $34.0 million for the three months ended September 30, 2020.

Income Taxes
We recorded income tax expense of $27.7 million for the three months ended September 30, 2021, which represented an effective tax rate of 21.6%. We recorded income tax expense of $31.6 million for the three months ended September 30, 2020, which represented an effective tax rate of 23.2%. The decrease in the effective tax rate resulted from stock compensation deductions and research and development tax credits.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $23.3 million for the three months ended September 30, 2021, compared to $27.5 million for the three months ended September 30, 2020. The decline in net income attributable to non-controlling interests was principally due to a change in our ownership interest of Concentra Group Holdings Parent that occurred on December 31, 2020. Since September 30, 2020, we have acquired additional outstanding membership interests of Concentra Group Holdings Parent. Consequently, the non-controlling interest holders of Concentra Group Holdings Parent are attributed a lesser share of the earnings of the Concentra segment.

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020
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
Revenue
Our revenue increased 14.1% to $4,644.7 million for the nine months ended September 30, 2021, compared to $4,071.2 million for the nine months ended September 30, 2020.
Critical Illness Recovery Hospital Segment.   Revenue increased 8.4% to $1,669.6 million for the nine months ended September 30, 2021, compared to $1,539.6 million for the nine months ended September 30, 2020. The increase in revenue was principally due to an increase in revenue per patient day during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Revenue per patient day increased 7.1% to $1,982 for the nine months ended September 30, 2021, compared to $1,850 for the nine months ended September 30, 2020. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Our critical illness recovery hospitals experienced an increase in patient acuity during the nine months ended September 30, 2021 which contributed to the increase in Medicare revenue per patient day. The temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes,” also contributed to the increase in revenue per patient day. Occupancy in our critical illness recovery hospitals was 70% for the nine months ended September 30, 2021, 71% for the nine months ended September 30, 2020, and 69% for the nine months ended September 30, 2019. We had 838,553 patient days for the nine months ended September 30, 2021, 826,410 days for the nine months ended September 30, 2020, and 779,078 days for the nine months ended September 30, 2019. Our patient days for the nine months ended September 30, 2021 increased 1.5% and 7.6% in comparison to the same periods in 2020 and 2019, respectively. Our patient days for the nine months ended September 30, 2021 were positively impacted by the acquisition of two hospitals since September 30, 2020 and the reopening of our Panama City hospital in July 2020. These hospitals contributed 27,546 patient days during the nine months ended September 30, 2021, as compared to 1,189 patient days during the nine months ended September 30, 2020.
Rehabilitation Hospital Segment.   Revenue increased 17.5% to $632.9 million for the nine months ended September 30, 2021, compared to $538.8 million for the nine months ended September 30, 2020. The increase in revenue resulted from increases in both patient volume and revenue per patient day during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. Occupancy in our rehabilitation hospitals increased to 84% for the nine months ended September 30, 2021, compared to 77% for the nine months ended September 30, 2020. Our patient days increased 13.1% to 310,340 days for the nine months ended September 30, 2021, compared to 274,329 days for the nine months ended September 30, 2020. We experienced an increase of 19,145 patient days as a result of acquiring controlling interests in two rehabilitation hospitals since September 30, 2020. We also experienced a 7.5% increase in patient days in our rehabilitation hospitals which operated during both the nine months ended September 30, 2021 and 2020. Our patient volume during the nine months ended September 30, 2020 was adversely affected within our rehabilitation hospitals in New Jersey and South Florida that temporarily restricted their admissions as a result of the COVID-19 pandemic. Certain of our rehabilitation hospitals also experienced lower patient volume due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services during the nine months ended September 30, 2020. Our revenue per patient day increased 4.7% to $1,861 for the nine months ended September 30, 2021, compared to $1,777 for the nine months ended September 30, 2020. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which is described further under “Regulatory Changes,” contributed to the increase in revenue per patient day.

Outpatient Rehabilitation Segment.   Revenue increased 21.8% to $806.9 million for the nine months ended September 30, 2021, compared to $662.4 million for the nine months ended September 30, 2020. The increase in revenue was attributable to an increase in visits, which increased 25.8% to 6,852,085 for the nine months ended September 30, 2021, compared to 5,448,304 visits for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume due to fewer patient referrals from physicians, a reduction in workers’ compensation injury visits due to the closure of businesses, the suspension of elective surgeries at hospitals and other facilities which resulted in less demand for outpatient rehabilitation services, and social distancing practices resulting from the COVID-19 pandemic. Our revenue per visit was $103 for the nine months ended September 30, 2021, compared to $105 for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we experienced changes in our payor mix as our patient volume declined from the effects of the COVID-19 pandemic. These changes caused our revenue per visit to increase. As our patient volume increased during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, our payor mix began to normalize and is now more closely aligned with the mix experienced during the months prior to the widespread emergence of COVID-19 in the United States.
Concentra Segment.    Revenue increased 19.8% to $1,321.4 million for the nine months ended September 30, 2021, compared to $1,102.7 million for the nine months ended September 30, 2020. Our patient visits, which increased 15.2% to 9,049,283 for the nine months ended September 30, 2021, compared to 7,855,522 visits for the nine months ended September 30, 2020, contributed to the increase in revenue. During the nine months ended September 30, 2020, our centers experienced significant declines in patient visit volume due to employers furloughing their workforce and temporarily ceasing or significantly reducing their operations. As a result of the COVID-19 pandemic, we generated revenue from COVID-19 screening and testing services. These services contributed $127.2 million of revenue during the nine months ended September 30, 2021, compared to $21.1 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our revenue per visit increased to $125, compared to $123 for the nine months ended September 30, 2020. We experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, during the nine months ended September 30, 2021. The increase in revenue per visit was offset partially by a greater percentage of employer services visits, which yield lower per visit rates. Additionally, the change in the revenue of the Concentra segment was impacted by the sale of its Department of Veterans Affairs community-based outpatient clinic business on September 1, 2020. This business contributed $58.3 million of revenue to the Concentra segment during the nine months ended September 30, 2020.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $3,991.6 million, or 85.9% of revenue, for the nine months ended September 30, 2021, compared to $3,566.6 million, or 87.6% of revenue, for the nine months ended September 30, 2020. Our cost of services, a major component of which is labor expense, was $3,882.6 million, or 83.6% of revenue, for the nine months ended September 30, 2021, compared to $3,463.8 million, or 85.1% of revenue, for the nine months ended September 30, 2020. The decrease in our operating expenses relative to our revenue was principally attributable to the improved operating performances of our Concentra, outpatient rehabilitation, and rehabilitation hospital segments. This was driven primarily by an increase in patient volume, as described further within the “Revenue” and “Adjusted EBITDA” discussions. General and administrative expenses were $109.0 million, or 2.3% of revenue, for the nine months ended September 30, 2021, compared to $102.8 million, or 2.5% of revenue, for the nine months ended September 30, 2020.
Other Operating Income
Other operating income was $133.8 million for the nine months ended September 30, 2021, compared to $53.8 million for the nine months ended September 30, 2020.
For the nine months ended September 30, 2021, $115.8 million of other operating income is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. $82.0 million and $33.8 million of this other operating income is included within the operating results of our other activities and Concentra segment, respectively. For the nine months ended September 30, 2021, $17.9 million of other operating income is related to the outcome of litigation with CMS and is included in the operating results of our critical illness recovery hospital segment.
For the nine months ended September 30, 2020, the other operating income of $53.8 million is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. $52.7 million and $1.1 million of other operating income is included within the operating results of our other activities and Concentra segment, respectively.

Adjusted EBITDA
Critical Illness Recovery Hospital Segment.   Adjusted EBITDA was $243.4 million for the nine months ended September 30, 2021, compared to $267.1 million for the nine months ended September 30, 2020. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 14.6% for the nine months ended September 30, 2021, compared to 17.4% for the nine months ended September 30, 2020. Our Adjusted EBITDA and Adjusted EBITDA margin were adversely affected by the incurrence of additional operating expenses as a result of the effects of the COVID-19 pandemic. We experienced an increase in operating expenses during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Our critical illness recovery hospitals have experienced increased usage of contract clinical labor during this time and the cost of this labor has risen significantly due to the demand for healthcare professionals. Additionally, our critical illness recovery hospitals have modified certain of their protocols which have resulted in increased costs, including adjusting staffing ratios and purchasing additional personal protective equipment, in order to follow the guidelines and recommendations for patient treatment and for the protection of both our patients and staff members. The decrease in Adjusted EBITDA for our critical illness recovery hospital segment was offset in part by the recognition of $17.9 million of other operating income related to the outcome of litigation with CMS during the nine months ended September 30, 2021, as described further above under “Other Operating Income.”
Rehabilitation Hospital Segment.   Adjusted EBITDA increased 31.2% to $145.4 million for the nine months ended September 30, 2021, compared to $110.8 million for the nine months ended September 30, 2020. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 23.0% for the nine months ended September 30, 2021, compared to 20.6% for the nine months ended September 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were primarily driven by increases in patient volume and revenue per patient day in our rehabilitation hospitals which operated during both the nine months ended September 30, 2021 and 2020, as discussed further under “Revenue.” Our two newly acquired rehabilitation hospitals also contributed $7.4 million of Adjusted EBITDA during the nine months ended September 30, 2021.
Outpatient Rehabilitation Segment.    Adjusted EBITDA increased to $110.7 million for the nine months ended September 30, 2021, compared to $51.5 million for the nine months ended September 30, 2020. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 13.7% for the nine months ended September 30, 2021, compared to 7.8% for the nine months ended September 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were driven by increases in patient visit volume. During the nine months ended September 30, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic, as described further above.
Concentra Segment.    Adjusted EBITDA increased to $318.9 million for the nine months ended September 30, 2021, compared to $183.5 million for the nine months ended September 30, 2020. Our Adjusted EBITDA margin for the Concentra segment was 24.1% for the nine months ended September 30, 2021, compared to 16.6% for the nine months ended September 30, 2020. The increase in patient visit volume contributed to the increases in Adjusted EBITDA and Adjusted EBITDA margin. As discussed further above, our Concentra segment experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic during the nine months ended September 30, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were also due in part to the COVID-19 screening and testing services provided at our centers and various onsite clinics located at employer worksites, as discussed further under “Revenue.” We incur lower operating expenses associated with these services as compared to our core services. Our Concentra segment also recognized $34.0 million of other operating income during the nine months ended September 30, 2021, as described further above under “Other Operating Income,” compared to $1.1 million for the nine months ended September 30, 2020.
Depreciation and Amortization
Depreciation and amortization expense was $150.7 million for the nine months ended September 30, 2021, compared to $154.1 million for the nine months ended September 30, 2020.
Income from Operations
For the nine months ended September 30, 2021, we had income from operations of $636.2 million, compared to $404.3 million for the nine months ended September 30, 2020. The improved operating performance of our Concentra, outpatient rehabilitation, and rehabilitation hospital segments contributed to the increase in income from operations. We also recognized other operating income of $133.8 million during the nine months ended September 30, 2021, as described further under “Other Operating Income,” compared to $53.8 million of other operating income for the nine months ended September 30, 2020.

Equity in Earnings of Unconsolidated Subsidiaries
For the nine months ended September 30, 2021, we had equity in earnings of unconsolidated subsidiaries of $33.2 million, compared to $19.7 million for the nine months ended September 30, 2020. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Gain on Sale of Businesses
We recognized a gain of $12.7 million attributable to the sale of businesses during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we sold an outpatient rehabilitation business, a rehabilitation hospital business, and Concentra’s Department of Veterans Affairs community-based outpatient clinic business. These sales resulted in gains of approximately $21.6 million. We also incurred a loss of $9.0 million related to an indemnity claim associated with a previously sold business.
Interest
Interest expense was $102.1 million for the nine months ended September 30, 2021, compared to $117.5 million for the nine months ended September 30, 2020. The decrease in interest expense was principally due to a decline in variable interest rates.
For the nine months ended September 30, 2021, we recognized interest income of $4.7 million. The interest income is related to the outcome of litigation with CMS.
Income Taxes
We recorded income tax expense of $138.4 million for the nine months ended September 30, 2021, which represented an effective tax rate of 24.2%. We recorded income tax expense of $76.8 million for the nine months ended September 30, 2020, which represented an effective tax rate of 24.1%.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $81.3 million for the nine months ended September 30, 2021, compared to $60.7 million for the nine months ended September 30, 2020. The increase in net income attributable to non-controlling interests was principally due to an increase in the net income of our Concentra segment during the nine months ended September 30, 2021. This increase resulted primarily from its improved operating performance and the recognition of $34.0 million of other operating income, as described further above, during the nine months ended September 30, 2021. The increase in net income attributable to non-controlling interests also resulted from improvements in the operating performance of our less than wholly owned critical illness recovery hospitals and rehabilitation hospitals.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2021 and Nine Months Ended September 30, 2020
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Cash flows provided by operating activities	$820,635	$461,980
Cash flows used in investing activities	(62,185)	(157,326)
Cash flows used in financing activities	(454,532)	(133,732)
Net increase in cash and cash equivalents	303,918	170,922
Cash and cash equivalents at beginning of period	335,882	577,061
Cash and cash equivalents at end of period	$639,800	$747,983
Operating activities provided $462.0 million of cash flows for the nine months ended September 30, 2021, compared to $820.6 million of cash flows for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, we experienced an increase in cash flows provided by operating activities as a result of receiving approximately $318.1 million of advance payments under the Accelerated and Advance Payment Program, as well as approximately $120.8 million of payments under the Provider Relief Fund. During the nine months ended September 30, 2021, we received an additional $35.8 million of payments under the Provider Relief Fund. We experienced strong operating cash flows for the nine months ended September 30, 2021 despite CMS recouping $165.5 million of Medicare payments during this period. Our repayment of the advance payments received under the Accelerated and Advance Payment Program began in April 2021. Refer to Note 15 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information regarding the CARES Act, including the recoupment provisions associated with the Accelerated and Advance Payment Program.
Our days sales outstanding was 54 days at September 30, 2021, compared to 56 days at December 31, 2020. Our days sales outstanding was 54 days at September 30, 2020, compared to 51 days at December 31, 2019. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $157.3 million of cash flows for the nine months ended September 30, 2021. The principal uses of cash were $125.4 million for purchases of property and equipment and $43.2 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets of $11.3 million. Investing activities used $62.2 million of cash flows for the nine months ended September 30, 2020. The principal uses of cash were $105.6 million for purchases of property and equipment and $39.9 million for investments in and acquisitions of businesses. We also received proceeds from the sale of assets and businesses of $83.3 million.
Financing activities used $133.7 million of cash flows for the nine months ended September 30, 2021. The principal uses of cash were $66.1 million for repurchases of common stock, $50.4 million for distributions to and purchases of non-controlling interests, and $33.8 million of dividend payments to common stockholders. Financing activities used $454.5 million of cash flows for the nine months ended September 30, 2020. The principal use of cash was $366.2 million for the purchase of additional membership interests of Concentra Group Holdings Parent during the nine months ended September 30, 2020. We also used $39.8 million of cash for the mandatory prepayment of term loans under the Select credit facilities.

Capital Resources
Working capital.  We had net working capital of $453.0 million at September 30, 2021, compared to $155.6 million at December 31, 2020. The increase in working capital was primarily due to an increase in cash and cash equivalents and decreases in our liabilities related to the payments received under the Accelerated and Advance Payment Program and the Provider Relief Fund. Refer to Note 15 – CARES Act of the notes to our condensed consolidated financial statements included herein for further information.
Select credit facilities. On June 2, 2021, Select entered into Amendment No. 5 to the Select credit agreement which, among other things, increased the aggregate commitments available under the Select revolving facility from $450.0 million to $650.0 million, including a $125.0 million sublimit for the issuance of standby letters of credit.
At September 30, 2021, Select had outstanding borrowings under the Select credit facilities consisting of $2,103.4 million in term loans (excluding unamortized original issue discounts and debt issuance costs of $14.4 million) (the “Select term loan”). Select did not have any borrowings outstanding under the Select revolving facility. At September 30, 2021, Select had $594.6 million of availability under the Select revolving facility after giving effect to $55.4 million of outstanding letters of credit.
Concentra credit facilities. On June 2, 2021, Concentra Inc. terminated its obligations under the Concentra-JPM first lien credit agreement. The Concentra-JPM first lien credit agreement provided for commitments of $100.0 million under the Concentra-JPM revolving facility, which was set to mature on March 1, 2022.
Stock Repurchase Program.  Holdings’ board of directors previously authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. On November 2, 2021, the board of directors increased the capacity of the program from $500.0 million to $1.0 billion worth of shares and the program has been extended until December 31, 2023. The common stock repurchase program will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under the Select revolving facility. During the three months ended September 30, 2021, Holdings repurchased 1,383,508 shares at a cost of approximately $47.5 million, or $34.34 per share, which includes transaction costs. Since the inception of the program through September 30, 2021, Holdings has repurchased 39,964,416 shares at a cost of approximately $404.1 million, or $10.11 per share, which includes transaction costs.
Liquidity.   The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows and borrowing capacity under the Select revolving facility will allow us to finance our operations in both the short and long term. As of September 30, 2021, we had cash and cash equivalents of $748.0 million and availability of $594.6 million under the Select revolving facility after giving effect to $55.4 million of outstanding letters of credit.
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
Dividend
On November 2, 2021, our board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about November 29, 2021 to stockholders of record as of the close of business on November 16, 2021.
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
At September 30, 2021, Select had outstanding borrowings under the Select credit facilities consisting of the $2,103.4 million Select term loan (excluding unamortized original issue discounts and debt issuance costs of $14.4 million). At September 30, 2021, Select did not have any borrowings outstanding under the Select revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the Select term loan. The agreement became effective on March 31, 2021 and applies to interest payments from and including April 30, 2021 through September 30, 2024. As of September 30, 2021, the 1-month LIBOR rate was 0.08%. A 0.25% change in market interest rates would impact the interest expense on our variable rate debt by $5.3 million until 1-month LIBOR exceeds 1.0%, at which time the impact of increases in 1-month LIBOR on our interest expense will be mitigated in part by the interest rate cap, as described further in Note 9 – Interest Rate Cap of the notes to our condensed consolidated financial statements included herein.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
We could continue to experience significant increases to our operating costs due to labor shortages and increased employee-related costs.
The Company has experienced and may continue to experience increased operating costs due to increased labor costs. A number of factors contribute to increased labor costs, which may continue, such as constrained staffing due to a shortage of healthcare workers, increased dependence on contract clinical workers, the loss of unvaccinated employees in jurisdictions requiring vaccination, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety. These labor shortages have also become more pronounced as a result of the COVID-19 pandemic. Further, increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. There is no guarantee that the increase in labor costs will not continue in the future and, as a result, our profitability could decline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer
Holdings’ board of directors previously authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. On November 2, 2021, the board of directors increased the capacity of the program from $500.0 million to $1.0 billion worth of shares and the program has been extended until December 31, 2023. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate.
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2021.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
July 1 – July 31, 2021(1)	429,230	$39.45	—	$643,394,863
August 1 – August 31, 2021	283,986	32.87	283,986	634,059,490
September 1 – September 30, 2021	1,099,522	34.72	1,099,522	595,889,186
Total	1,812,738	$35.55	1,383,508	$595,889,186
_______________________________________________________________________________
(1)    Represents common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.
(2)    The approximate dollar value of shares that may be purchased under the common stock repurchase program is based on the increased capacity of $1.0 billion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Number	Description
10.1	First Addendum to Lease Agreement, dated as of July 21, 2021, between Old Gettysburg Associates V, LP and Select Medical Corporation.
10.2	Letter Agreement, dated August 6, 2021, between Robert A. Ortenzio and Select Medical Corporation.
10.3	First Amendment to Lease Agreement, dated as of August 9, 2021, between Century Park Investments, LP and Select Medical Corporation.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Dated:  November 4, 2021