Form 10-K
period 2021-12-31
SELECT MEDICAL HOLDINGS CORP
filed 2022-02-24
CIK 1320414

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the registrant’s voting stock held by non-affiliates at June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $4,691,969,579, based on the closing price per share of common stock on that date of $42.26 as reported on the New York Stock Exchange. Shares of common stock known by the registrant to be beneficially owned by directors and officers of the registrant subject to the reporting and other requirements of Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are “affiliates” within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.
As of February 1, 2022, the number of shares of Holdings’ Common Stock, $0.001 par value, outstanding was 133,884,817.
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
Documents Incorporated by Reference
Listed hereunder are the documents, any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:
1.    The registrant's definitive proxy statement for use in connection with the 2022 Annual Meeting of Stockholders to be held on or about April 30, 2022 to be filed within 120 days after the registrant’s fiscal year ended December 31, 2021, portions of which are incorporated by reference into Part III of this Form 10-K. Such definitive proxy statement, except for the parts therein which have been specifically incorporated by reference, should not be deemed “filed” for the purposes of this form 10-K.

SELECT MEDICAL HOLDINGS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

Item 1.    Business.
Overview
We began operations in 1997 and, based on the number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2021, we had operations in 46 states and the District of Columbia. As of December 31, 2021, we operated 104 critical illness recovery hospitals in 28 states, 30 rehabilitation hospitals in 12 states, and 1,881 outpatient rehabilitation clinics in 38 states and the District of Columbia. As of December 31, 2021, Concentra operated 518 occupational health centers in 41 states. Concentra also provides contract services at employer worksites.
We manage our Company through four business segments: our critical illness recovery hospital segment, our rehabilitation hospital segment, our outpatient rehabilitation segment, and our Concentra segment. We had revenue of $6,204.5 million for the year ended December 31, 2021. Of this total, we earned approximately 36% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. We also recognized revenue associated with employee leasing services provided to the Company’s non-consolidating subsidiaries; these revenues are included as part of our other activities.
Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers and contract services provided at employer worksites that deliver occupational medicine, physical therapy, and consumer health services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” and “Notes to Consolidated Financial Statements—Note 15. Segment Information” beginning on F-28 for financial information for each of our segments for the past three fiscal years.
Critical Illness Recovery Hospitals
We are a leading operator of critical illness recovery hospitals in the United States, which are certified by Medicare as long term care hospitals (“LTCHs”). As of December 31, 2021, we operated 104 critical illness recovery hospitals in 28 states. For the years ended December 31, 2019, 2020, and 2021, approximately 49%, 43% and 37%, respectively, of the revenue of our critical illness recovery hospital segment came from Medicare reimbursement. As of December 31, 2021, we employed approximately 14,500 people in our critical illness recovery hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, and speech therapists.
We operate the majority of our critical illness recovery hospitals as a hospital within a hospital (an “HIH”). A critical illness recovery hospital that operates as an HIH typically leases space from a general acute care hospital, or “host hospital,” and operates as a separately licensed hospital within the host hospital, or on the same campus as the host hospital. In contrast, a free-standing critical illness recovery hospital does not operate on a host hospital campus. We operated 104 critical illness recovery hospitals at December 31, 2021, of which 75 were operated as HIHs and 29 were operated as free-standing hospitals.
Patients are typically admitted to our critical illness recovery hospitals from general acute care hospitals, likely following an intensive care unit stay, and suffer from chronic critical illness. These patients have highly specialized needs, with serious and complex medical conditions involving multiple organ systems. These conditions are often a result of complications related to heart failure, complex infectious disease, respiratory failure and pulmonary disease, complex surgery requiring prolonged recovery, renal disease, neurological events, and trauma. Given their complex medical needs, these patients require a longer length of stay than patients in a general acute care hospital and benefit from being treated in a critical illness recovery hospital that is designed to meet their unique medical needs. For the year ended December 31, 2021, the average length of stay for patients in our critical illness recovery hospitals was 30 days.

Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. The Joint Commission (“TJC”), DNV GL Healthcare USA, Inc. (“DNV”), and the Center for Improvement in Healthcare Quality (“CIHQ”) are independent accreditation organizations that establish standards related to the operation and management of healthcare facilities. As of December 31, 2021, we operated 104 critical illness recovery hospitals, 101 of which were accredited by TJC. Two of our critical illness recovery hospitals were accredited by DNV and one of our critical illness recovery hospitals was accredited by CIHQ. Also as of December 31, 2021, all of our critical illness recovery hospitals were certified as LTCHs. Each of our critical illness recovery hospitals must regularly demonstrate to a survey team conformance to the applicable standards established by TJC, DNV, CIHQ, or the Medicare program, as applicable.
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
Our critical illness recovery hospital segment is led by a president, chief operating officer, chief medical officer, chief nursing officer, and chief quality officer. Each of our critical illness recovery hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our critical illness recovery hospitals. We provide our critical illness recovery hospitals with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits staff at our critical illness recovery hospitals to focus their time on patient care.
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

Rehabilitation Hospitals
Our rehabilitation hospitals provide comprehensive physical medicine, as well as rehabilitation programs and services, which serve to optimize patient health, function, and quality of life. As of December 31, 2021, we operated 30 rehabilitation hospitals in 12 states. For the years ended December 31, 2019, 2020, and 2021, approximately 50%, 47% and 49% respectively, of the revenue of our rehabilitation hospital segment came from Medicare reimbursement. As of December 31, 2021, we employed approximately 11,700 people in our rehabilitation hospital segment, consisting primarily of registered nurses, respiratory therapists, physical therapists, occupational therapists, speech therapists, neuropsychologists, and other psychologists.
Patients at our rehabilitation hospitals have specialized needs, with serious and often complex medical conditions requiring rehabilitative healthcare services in an inpatient setting. These conditions require targeted therapy and rehabilitation treatment, including comprehensive rehabilitative services for brain and spinal cord injuries, strokes, amputations, neurological disorders, orthopedic conditions, pediatric congenital or acquired disabilities, and cancer. Given their complex medical needs and gradual and prolonged recovery, these patients generally require a longer length of stay than patients in a general acute care hospital. For the year ended December 31, 2021, the average length of stay for patients in our rehabilitation hospitals was 14 days.
Additionally, we continually seek to increase our admissions by demonstrating our quality outcomes and, by doing so, expanding and improving our relationships with the physicians and general acute care hospitals in the markets where we operate. We maintain a strong focus on the provision of high-quality medical care within our facilities. As of December 31, 2021, we operated 30 rehabilitation hospitals, all of which were accredited by TJC. Also as of December 31, 2021, all of our rehabilitation hospitals were certified as Medicare providers as inpatient rehabilitation facilities (“IRFs”). 23 of our rehabilitation hospitals also received accreditation from the Commission on Accreditation of Rehabilitation Facilities (“CARF”), an independent, not-for-profit organization that establishes standards related to the operation of medical rehabilitation facilities. Each of our rehabilitation hospitals must regularly demonstrate to a survey team conformance to the applicable standards established by TJC, the Medicare program, or CARF, as applicable.
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

Our rehabilitation hospital segment is led by a president, chief operating officer, chief medical officer, chief academic officer, chief nursing officer, and chief quality officer. Each of our rehabilitation hospitals has an onsite management team consisting of a chief executive officer, a medical director, a chief nursing officer, a director of therapy services, and a director of business development. These teams manage local strategy and day-to-day operations, including oversight of clinical care and treatment. They also assume primary responsibility for developing relationships with the general acute care providers and clinicians in the local areas we serve that refer patients to our rehabilitation hospitals. We provide our facilities within our rehabilitation hospital segment with centralized accounting, treasury, payroll, legal, operational support, human resources, compliance, management information systems, and billing and collection services. The centralization of these services improves efficiency and permits the staff at our rehabilitation hospitals to focus their time on patient care.
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
Outpatient Rehabilitation
We are the largest operator of outpatient rehabilitation clinics in the United States based on number of facilities, with 1,881 facilities throughout 38 states and the District of Columbia as of December 31, 2021. Our outpatient rehabilitation clinics are typically located in a medical complex or retail location. Our outpatient rehabilitation segment employed approximately 11,200 people as of December 31, 2021.
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

Outpatient rehabilitation patients are generally referred or directed to our clinics by a physician, employer, or health insurer who believes that a patient, employee, or member can benefit from the level of therapy we provide in an outpatient setting. Although individuals in all states may have some form of direct access to physical therapy services, the level of direct access varies based on provisions and limitations in each jurisdiction. In recent years, all states have enacted laws that allow individuals to seek outpatient physical rehabilitation services without a physician order. In our outpatient rehabilitation segment, for the year ended December 31, 2021, approximately 82% of our revenue comes from commercial payors, including healthcare insurers, managed care organizations, workers’ compensation programs, contract management services, and private pay sources. We believe that our services are attractive to healthcare payors who are seeking to provide high-quality and cost-effective care to their enrollees. The balance of our reimbursement is derived from Medicare and other government sponsored programs.
For a description of government regulations and Medicare payments made to our outpatient rehabilitation services, see “—Government Regulations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
Outpatient Rehabilitation Strategy
The key elements of our outpatient rehabilitation strategy are to:
Provide High-Quality Care and Service. We are focused on providing a high level of service to our patients throughout their entire course of treatment. We collect patient reported outcomes that allow us to assess each patient’s functional improvement. To measure satisfaction with our service we have developed surveys for both patients and physicians. Our clinics utilize the feedback from these surveys to continuously refine and improve service levels. We believe that by focusing on quality care and offering a high level of customer service we develop brand loyalty which allows us to strengthen our relationships with referring physicians, employers, and health insurers to drive additional patient volume.
Increase Market Share. We strive to establish a leading presence within the local areas we serve. We use analytics to assess underserved needs in rehabilitation markets. We then target those areas for additional growth. To increase our presence, we seek to open new clinics in our existing markets. We have also entered into joint ventures with hospital systems that have resulted in an increase in the number of facilities that we operate. This allows us to realize economies of scale, heightened brand loyalty, and workforce continuity. We also focus on increasing our workers’ compensation and commercial/managed care payor mix.
Expand Rehabilitation Programs and Services. Through our local clinical directors of operations and clinic managers within their service areas, we assess the healthcare needs of the areas we serve. Based on these assessments, we implement additional clinical programs and services (such as telehealth and home physical therapy) specifically targeted to meet demand in the local community. In designing these programs we benefit from the knowledge we gain through our national network of clinics. This knowledge is used to design programs that optimize treatment methods and measure changes in health status, clinical outcomes, and patient satisfaction.
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

Concentra
We are the largest provider of occupational health services in the United States based on the number of facilities. As of December 31, 2021, we operated 518 occupational health centers and 134 onsite clinics at employer worksites throughout 42 states. In some of our occupational health centers we also provide urgent care services. On September 1, 2020, Concentra sold its Department of Veterans Affairs community-based outpatient clinic (“CBOC”) business. We deliver occupational medicine, consumer health, physical therapy, and wellness services in our occupational health centers and our onsite clinics located at the workplaces of our employer customers. Our Concentra segment employed approximately 10,800 people as of December 31, 2021.
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
Workers’ compensation is administered on a state-by-state basis and each state is responsible for implementing and regulating its own workers’ compensation program. Because workers’ compensation benefits are mandated by law and subject to extensive regulation, insurers, third-party administrators, and employers do not have the same flexibility to alter benefits as they have with other health benefit programs. In addition, because programs vary by state, it is difficult for insurance companies and multi-state employers to adopt uniform policies to administer, manage, and control the costs of benefits across states. As a result, managing the cost of workers’ compensation requires approaches that are tailored to the specific regulatory environments in which the employer operates. For the year ended December 31, 2021, approximately 56% of our Concentra segment revenue came from workers’ compensation payments.
Acquisition of Additional Membership Interests in Concentra Group Holdings Parent
In a series of transactions which culminated on December 24, 2021, Select acquired substantially all of the outstanding membership interests of Concentra Group Holdings Parent that it did not already own from Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), Dignity Health Holding Corporation (“DHHC”) and certain other sellers, in exchange for an aggregate purchase price of approximately $1.2 billion (the “Concentra Interest Purchases”), of which $660.7 million was paid during the year ended December 31, 2021. Upon consummation of the Concentra Interest Purchases, Select owns in the aggregate approximately 99.3% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and 100.0% of the outstanding voting membership interests of Concentra Group Holdings Parent.
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
Our Competitive Strengths
We believe that the success of our business model is based on a number of competitive strengths, including our position as a leading operator in each of our business segments, our proven financial performance, our strong cash flow, our significant scale, our experience in completing and integrating acquisitions, our partnerships with large healthcare systems, our ability to capitalize on acquisition opportunities, and our experienced management team.
Leading Operator in Distinct but Complementary Lines of Business. We believe that we are a leading operator in our business segments based on number of facilities in the United States. Our leadership position and reputation as a high-quality, cost-effective healthcare provider in each of our business segments allows us to attract patients and employees, aids us in our marketing efforts to referral sources, and helps us negotiate payor contracts. In our critical illness recovery hospital segment, we operated 104 critical illness recovery hospitals in 28 states as of December 31, 2021. In our rehabilitation hospital segment, we operated 30 rehabilitation hospitals in 12 states as of December 31, 2021. In our outpatient rehabilitation segment, we operated 1,881 outpatient rehabilitation clinics in 38 states and the District of Columbia as of December 31, 2021. In our Concentra segment, we operated 518 occupational health centers in 41 states as of December 31, 2021. With these leading positions in the areas we serve, we believe that we are well-positioned to benefit from the rising demand for medical services due to an aging population in the United States, which will drive growth across our business segments.
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
Experience in Successfully Completing and Integrating Acquisitions.  Since our inception in 1997 through 2021, we completed ten significant acquisitions, including the acquisitions of Physiotherapy, Concentra, and U.S. HealthWorks. We believe that we have improved the operating performance of these businesses over time by applying our standard operating practices and by realizing efficiencies from our centralized operations and management.
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
Well-Positioned to Capitalize on Acquisition Opportunities. We are well-positioned to pursue selective acquisitions within each of our business segments to augment our internal growth. Many of the nation’s critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation facilities, and occupational health centers are operated by independent operators lacking national or broad regional scope. We believe that our geographically diversified portfolio of facilities provide us with a footprint to strengthen and grow our businesses in the markets we operate and in new markets that need the services we provide.
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

Sources of Revenue
The following table presents the approximate percentages by payor source of revenue received for healthcare services we provided for the periods indicated:

	Year Ended December 31,
Revenue by Payor Source	2019	2020	2021
Medicare	25.9%	25.0%	22.9%
Commercial insurance(1)	32.3%	34.8%	36.2%
Workers’ Compensation	21.4%	19.2%	19.0%
Private and other(2)	17.5%	19.4%	20.4%
Medicaid	2.9%	1.6%	1.5%
Total	100.0%	100.0%	100.0%
_______________________________________________________________________________
(1)Primarily includes commercial healthcare insurance carriers, health maintenance organizations, preferred provider organizations, and managed care programs.
(2)Primarily includes management services, employer and other contracted services, self-payors, and non-patient related payments. Revenues included in this category from self-pay patients represent less than 1% of total revenue for all periods.
Government Sources
Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. As of December 31, 2021, we operated 104 critical illness recovery hospitals, all of which were certified by Medicare as LTCHs. Also as of December 31, 2021, we operated 30 rehabilitation hospitals, all of which were certified by Medicare as IRFs. Our outpatient rehabilitation clinics regularly receive Medicare payments for their services. Additionally, many of our critical illness recovery hospitals and rehabilitation hospitals participate in state Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally less than the customary charges for the services provided. In recent years, there have been significant changes made to the Medicare and Medicaid programs. Since a significant portion of our revenues come from patients covered under the Medicare program, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in the Medicare program. See “—Government Regulations—Overview of U.S. and State Government Reimbursements.”
Non-Government Sources
Our non-government sources of revenue include insurance companies, workers’ compensation programs, health maintenance organizations, preferred provider organizations, other managed care companies, and employers, as well as patients directly.
Human Capital Management
Overview
At December 31, 2021, we had approximately 50,500 employees, including approximately 35,900 full-time and 14,600 part-time and per-diem employees. Our critical illness recovery hospital segment employees totaled approximately 14,500, rehabilitation hospital segment employees totaled approximately 11,700, outpatient rehabilitation segment employees totaled approximately 11,200, and Concentra segment employees totaled approximately 10,800. Approximately 2,300 of the remaining employees performed corporate management, administration, and other support services primarily at our Mechanicsburg, Pennsylvania headquarters.
Our workforce is predominantly non-union, with less than 50 employees represented by one labor union. We consider our employee relations to be good and believe that our employees are essential contributors to our success. In some markets, the shortage of clinical personnel is a significant operating issue facing healthcare providers. Shortages of nurses and other clinical personnel, including therapists, may, from time to time, require us to increase use of more costly temporary personnel, which we refer to as “contract labor,” and other types of premium pay programs.

Our hospitals are staffed by licensed physicians who are usually not employed by us. Any licensed physician may apply to be accepted to the medical staff of any of our hospitals, but the hospital’s medical staff and the appropriate governing board of the hospital, in accordance with established credentialing criteria, must approve acceptance to the staff. Members of the medical staffs of our hospitals often also serve on the medical staffs of other hospitals and may terminate their affiliation with one of our hospitals at any time. Within our hospital divisions, approximately 12,000 physicians are credentialed to treat and provide services to our patients. In addition, some physicians or group practices provide administrative and/or clinical services in our hospitals under contracts.
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
Talent Acquisition and Retention
We have several key strategies to attract and hire top talent across the markets that we serve. These strategies include robust employee referral programs, recruitment marketing through social media and our internal campaign technology, promotion of virtual hiring events and partnering with local nursing schools for clinical rotations and new graduate nursing and therapy programs. Our recruitment and selection processes seek to ensure that we hire employees who have the level of education, experience and professional licensure that align with the organization’s strategic objectives. We have developed several programs to advance technical and clinical skills, enable career growth and improve retention for clinical and operational employees. Using our online platform, we have developed an extensive catalog of online learning classes for both instructor-led and asynchronous learning covering technical, professional and management-related topics. In addition, to promote business continuity, we create specific succession plans for our key operational and support management and executive positions.
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
We have emphasized, particularly within our critical illness recovery hospital and inpatient rehabilitation segments, a communications tool called the “10-Foot Circle of Employee Safety.” This tool is meant to help leaders and staff focus on areas of our work which cause workplace injuries. This program has resulted in significant reductions of employee injuries at work. We have also implemented an Employee Assistance Program (“EAP”) which has become a valuable resource for employees needing no cost or low cost counseling/mental health services, legal support, or family assistance. Our EAP provides access to resources for individuals dealing with grief, anxiety, and other concerns relevant to and at the forefront of our communities. We offer robust benefit programming with health coaching on diverse topics like weight management, smoking cessation, and maintaining and improving health goals, and we offer training to our employees to help them develop their skills. We utilize surveys of our employees that are focused on areas such as employee engagement, operational reliability and suggestions for improvement. Additionally, we offer extensive supportive programs to individuals facing serious health concerns, including but not limited to, high blood pressure/heart conditions, diabetes and cancer.

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
Select Medical Charitable Foundation
We have operated a private, non-profit charitable foundation known as the Select Medical Charitable Foundation since 2004. The Foundation is funded primarily by donations by our employees. The Foundation provides financial assistance to employees significantly impacted by natural disasters such as hurricanes, tornadoes and wildfires. Eligibility is application-based with grant distribution determined by the Foundation Review Committee, comprised of colleagues across the organization.
Impact of the COVID-19 Pandemic
Our industry has been on the front line in the battle against COVID-19. This has resulted in a high demand for registered nurses and respiratory therapists, which in turn has placed increased pressure on the importance of recruiting and retaining high quality employees. We have taken several steps in response to these demands to achieve our human capital objectives, such as base rate of pay increases and increasing incentives for staff in markets that have been particularly impacted by the COVID-19 pandemic, and providing a meaningful amount of paid time off for employees who cannot work for COVID-19 related reasons.
Competition
Critical Illness Recovery Hospitals and Rehabilitation Hospitals
Our critical illness recovery hospitals and our rehabilitation hospitals both compete on the basis of the quality of the patient services we provide, the outcomes we achieve for our patients, and the prices we charge for our services. The primary competitive factors in both of our critical illness recovery hospital and rehabilitation hospital segments include quality of services, charges for services, and responsiveness to the needs of patients, families, payors, and physicians. Other companies operate critical illness recovery hospitals and rehabilitation hospitals that compete with our own hospitals, including large operators of similar facilities, such as ScionHealth and Encompass Health Corporation, and rehabilitation units and step-down units operated by acute care hospitals in the markets we serve. The competitive position of a critical illness recovery hospital or a rehabilitation hospital is also affected by the ability of its management to negotiate contracts with purchasers of group healthcare services, including private employers, managed care companies, preferred provider organizations, and health maintenance organizations. Such organizations attempt to obtain discounts from established critical illness recovery hospital or rehabilitation hospital charges. The importance of obtaining contracts with preferred provider organizations, health maintenance organizations, and other organizations which finance healthcare, and its effect on a critical illness recovery hospital’s or rehabilitation hospital’s competitive position, vary from area to area depending on the number and strength of such organizations.
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
Medicare Enrollment and Certification
In order to participate in the Medicare program and receive Medicare reimbursement, each facility must comply with the applicable regulations of the United States Department of Health and Human Services relating to, among other things, the type of facility, its equipment, its personnel, and its standards of medical care, as well as compliance with all applicable state and local laws and regulations. As of December 31, 2021, all of the critical illness recovery hospitals we operated were certified by Medicare as LTCHs. As of December 31, 2021, all of the rehabilitation hospitals we operated were certified by Medicare as IRFs. In addition, we provide the majority of our outpatient rehabilitation services through outpatient rehabilitation clinics certified by Medicare as rehabilitation agencies or “rehab agencies,” which operate as outpatient rehabilitation providers for the purposes of the Medicare program. Our Concentra occupational health centers furnishing outpatient services are generally enrolled in Medicare as suppliers.
Accreditation
Our critical illness recovery hospitals and our rehabilitation hospitals receive accreditation from TJC, DNV, CIHQ and/or CARF. As of December 31, 2021, all of the 104 critical illness recovery hospitals and all of the 30 rehabilitation hospitals we operated were accredited by TJC, DNV, or CIHQ. In addition, 23 of our rehabilitation hospitals have also received accreditation from CARF.
Workers’ Compensation
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non-emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing outpatient services. Revenue generated directly from workers’ compensation programs represented approximately 56% of our revenue from our Concentra segment, 16% of our revenue from our outpatient rehabilitation segment, 1% of our revenue from our critical illness recovery hospital segment, and 2% of our revenue from our rehabilitation hospital segment for the year ended December 31, 2021.
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
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. The table below shows the percentage of revenue generated directly from the Medicare program for each of our segments and our company as a whole for the fiscal years ended December 31, 2019, 2020 and 2021.

	Year Ended December 31,
Medicare Revenue by Segment	2019	2020	2021
Critical illness recovery hospital	49.4%	43.3%	37.1%
Rehabilitation hospital	49.6%	47.0%	48.6%
Outpatient rehabilitation	16.4%	14.9%	15.9%
Concentra	0.1%	0.1%	0.1%
Total Company	25.9%	25.0%	22.9%
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
The site neutral payment rate for those patients not paid at the LTCH-PPS standard federal payment rate is subject to a transition period. During the transition period (applicable to hospital cost reporting periods beginning on or after October 1, 2015 through September 30, 2019), a blended rate was paid for Medicare patients not meeting the new criteria that is equal to 50% of the site neutral payment rate amount and 50% of the standard federal payment rate amount. For discharges in cost reporting periods beginning on or after October 1, 2019, only the site neutral payment rate will apply for Medicare patients not meeting the new criteria. For hospital discharges beginning on or after October 1, 2017 through September 30, 2026, the IPPS comparable per diem payment amount (including any applicable outlier payment) used to determine the site neutral payment rate is reduced by 4.6% after any annual payment rate update.
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
Freestanding, HIH, and Satellite LTCHs
LTCHs may be organized and operated as freestanding facilities or as HIHs. As its name suggests, a freestanding LTCH is not located on the campus of another hospital. For such purpose, “campus” means the physical area immediately adjacent to a hospital’s main buildings, other areas, and structures that are not strictly contiguous to a hospital’s main buildings but are located within 250 yards of its main buildings, and any other areas determined, on an individual case basis by the applicable CMS regional office, to be part of a hospital’s campus. Conversely, an HIH is an LTCH that is located on the campus of another hospital. An LTCH, whether freestanding or an HIH, that uses the same Medicare provider number of an affiliated “primary site” LTCH is known as a “satellite.” Under Medicare policy, a satellite LTCH generally must be located within 35 miles of its primary site LTCH and be administered by such primary site LTCH. A primary site LTCH may have more than one satellite LTCH. CMS sometimes refers to a satellite LTCH that is freestanding as a “remote location.” LTCH HIHs and satellites must comply with  certain requirements to show that they operate as part of the main LTCH, and not the co-located hospital. Most or all of these requirements no longer apply to LTCHs that are located on the same campus as an IRF, an inpatient psychiatric facility, or any other hospital excluded from the IPPS, provided that an IPPS hospital is not also located on that campus.
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

Annual Payment Rate Update
Fiscal Year 2020. On August 16, 2019, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). Certain errors in the final rule were corrected in a document published October 8, 2019. The standard federal rate was set at $42,678, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate also included an area wage budget neutrality factor of 1.0020203. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $26,778, a decrease from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,552, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743. For LTCH discharges occurring in cost reporting periods beginning in fiscal year 2020, site neutral payment rate cases began to be paid fully on the site neutral payment rate, rather than the transitional blended rate. However, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) waived the site neutral payment rate for patients admitted during the COVID-19 emergency period and in response to the public health emergency, as discussed below.
Fiscal Year 2021. On September 18, 2020, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). Certain errors in the final rule were corrected in a document published December 7, 2020. The standard federal rate was set at $43,755, an increase from the standard federal rate applicable during fiscal year 2020 of $42,678. The update to the standard federal rate for fiscal year 2021 included a market basket increase of 2.3% with no productivity adjustment. The standard federal rate also included an area wage budget neutrality factor of 1.0016837. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,195, an increase from the fixed-loss amount in the 2020 fiscal year of $26,778. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $29,064, an increase from the fixed-loss amount in the 2020 fiscal year of $26,552.
Fiscal Year 2022. On August 13, 2021, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021 through September 30, 2022). The standard federal rate was set at $44,714, an increase from the standard federal rate applicable during fiscal year 2021 of $43,755. The update to the standard federal rate for fiscal year 2022 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%. The standard federal rate also included an area wage budget neutrality factor of 1.002848. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends during fiscal year 2022, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $33,015, a significant increase from the fixed-loss amount in the 2021 fiscal year of $27,195. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $30,988, an increase from the fixed-loss amount in the 2021 fiscal year of $29,064.
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
In the 2020 Medicare physician fee schedule final rule, CMS revised coding, documentation guidelines, and increased the valuation for the evaluation and management (“E/M”) office visit codes, beginning in 2021. Because the Medicare physician fee schedule is budget-neutral, any revaluation of E/M services that will increase spending by more than $20 million will require a budget neutrality adjustment. To increase values for the E/M codes while maintaining budget neutrality under the fee schedule, CMS cut the values of other codes to make up the difference, beginning in 2021. In the 2021 Medicare physician fee schedule final rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, therapy services provided in our outpatient rehabilitation clinics received an estimated 3.6% decrease in payment from Medicare in calendar year 2021. The Consolidated Appropriations Act, 2021, provided relief in the form of a one-time 3.75% increase in payments in calendar year 2021 for therapy services and other services paid under the physician fee schedule.
In the calendar year 2022 physician fee schedule final rule, CMS announced that Medicare payments for the therapy specialty are expected to decrease 1% in 2022. After CMS issued the final rule, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which provided in Section 3 a one-time 3% increase in payments in calendar year 2022 to offset most of the 3.75% cut to payments for therapy services and other services paid under the physician fee schedule. In the final rule, CMS also adopted its plan to transition the MIPS program to MIPS Value Pathways (“MVPs”). CMS will begin the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. Beginning in 2026, multispecialty groups must form subgroups to report MVPs. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting would become mandatory in 2028. Each MVP would include population health claims-based measures and require clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants would select certain quality measures and improvement activities and then report data for such measures and activities.
Therapy Caps
Outpatient therapy providers reimbursed under the Medicare physician fee schedule have historically been subject to annual limits for therapy expenses. The Bipartisan Budget Act of 2018 repealed the annual limits on outpatient therapy but the law preserves the former therapy cap amounts as thresholds above which claims must include a modifier as a confirmation that services are medically necessary as justified by appropriate documentation in the medical record. For calendar year 2022, this modifier threshold amount is $2,150. The $2,150 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. This amount is indexed annually by the Medicare Economic Index. Claims for services over the modifier threshold amounts without the modifier are denied. Along with the modifier threshold, the Bipartisan Budget Act of 2018 retained the targeted medical review process that was established in the Medicare Access and CHIP Reauthorization Act of 2015. For calendar year 2018 through calendar year 2028, all therapy claims exceeding $3,000 are subject to a targeted manual medical review process. The $3,000 threshold is applied to physical therapy and speech therapy services combined and separately applied to occupational therapy. Beginning in 2028 and in each calendar year thereafter, the threshold amount for claims requiring targeted manual medical review will increase by the percentage increase in the Medicare Economic Index.

Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by physical therapy assistants (“PTAs”) or occupational therapy assistants (“OTAs”). These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. In the final 2020 Medicare physician fee schedule rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply. In the calendar year 2022 physician fee schedule final rule, CMS implemented the final part of the requirements in the Bipartisan Budget Act of 2018 regarding PTA and OTA services. For dates of service on and after January 1, 2022, CMS will pay for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS also modified the de minimis standard for calendar year 2022. Specifically, CMS will allow a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint.
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
Medicaid Reimbursement of LTCH and IRF Services
The Medicaid program is designed to provide medical assistance to individuals unable to afford care. The program is governed by the Social Security Act of 1965, funded jointly by each individual state and the federal government and administered by state agencies. Medicaid payments are made under a number of different systems, which include cost based reimbursement, prospective payment systems, or programs that negotiate payment levels with individual hospitals. In addition, Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy by the state agencies, and certain government funding limitations, all of which may increase or decrease the level of program payments to our hospitals. Revenue generated directly from the Medicaid program represented approximately 3% of our critical illness recovery hospital segment revenue and 2% of our rehabilitation hospital segment revenue for the year ended December 31, 2021.
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
Medicare COVID-19 Vaccination Mandate for Health Care Staff
On November 5, 2021, CMS issued an interim final rule amending the Medicare conditions of participation for twenty-one provider types, including hospitals, to require that Medicare and Medicaid-certified providers implement COVID-19 vaccination requirements for their staff. Hospitals that do not comply with these requirements may be subject to enforcement actions, including termination of their Medicare and Medicaid provider agreements. Two groups of states filed lawsuits challenging the interim final rule and obtained preliminary injunctions from two federal district courts that prevented CMS from enforcing the new vaccination requirements. However, on January 13, 2022, the Supreme Court of the United States issued an order staying these injunctions. As a result of the Supreme Court’s order, CMS has resumed implementation and enforcement of the new vaccination requirements in all states.

Health care workers at facilities in the groups of states that filed lawsuits challenging the requirements have until February 14, 2022 to get their first dose of a COVID-19 vaccination, and until March 15, 2022 to get their second dose, unless they have a qualifying religious or medical exemption. These states include: Alabama, Alaska, Arizona, Arkansas, Georgia, Idaho, Indiana, Iowa, Kansas, Kentucky, Louisiana, Mississippi, Missouri, Montana, Nebraska, New Hampshire, North Dakota, Ohio, Oklahoma, South Carolina, South Dakota, Utah, West Virginia, and Wyoming. CMS’s guidance states that a facility with more than 80% of its staff vaccinated, and a plan to achieve a 100% staff vaccination rate within 60 days of February 14, 2022, will be considered in compliance with the new rule. Similarly, a facility with more than 90% of its staff vaccinated on March 15, 2022, and a plan to achieve a 100% staff vaccination rate within 30 days, will be considered in compliance with the rule. By April 14, 2022, facilities in these states must achieve and maintain a 100% staff vaccination rate.
The state of Texas filed a separate lawsuit challenging the vaccination mandate and also obtained a preliminary injunction preventing CMS from enforcing the interim final rule. However, Texas’ preliminary injunction was not specifically at issue in the Supreme Court’s January 13, 2022 order. Nonetheless, Texas moved to dismiss its lawsuit on January 18, 2022. CMS is requiring that facilities in Texas meet the same requirements discussed above by February 22, 2022, March 21, 2022, and April 20, 2022, respectively.
Facilities located in all other states were not covered by the preliminary injunctions issued by the federal district courts. Accordingly, CMS is still requiring that these facilities meet the same requirements discussed above by January 27, 2022, February 28, 2022, and March 30, 2022, respectively.
Medicare Quality Reporting
LTCHs and IRFs are subject to mandatory quality reporting requirements. LTCHs and IRFs that do not submit the required quality data will be subject to a 2% reduction in their annual payment update. The reduction can result in payment rates less than the prior year. However, the reduction will not carry over into the subsequent fiscal years.
Our LTCHs and IRFs are required to collect and report patient assessment data and clinical measures on each Medicare beneficiary who receives inpatient services in our facilities. We began reporting this data on October 1, 2012. CMS began making this data available to the public on the CMS website in December 2016. CMS has added cross-setting quality measures to compare quality and resource data across post-acute settings pursuant to the Improving Medicare Post-Acute Care Transformation Act of 2014 (the “IMPACT Act”).
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
Under the transparency and program integrity provisions of the ACA, the exception to the federal self-referral law (the “Stark Law”) that permits physicians to refer patients to hospitals in which they have an ownership or investment interest has been dramatically curtailed. Only hospitals with physician ownership and a provider agreement in place on December 31, 2010 are exempt from the general ban on self-referral. Existing physician-owned hospitals are prohibited from increasing the percentage of physician ownership or investment interests held in the hospital after March 23, 2010. In addition, physician-owned hospitals are prohibited from increasing the number of licensed beds after March 23, 2010, unless meeting specific exceptions related to the hospital’s location and patient population. In order to retain their exemption from the general ban on self-referrals, our physician-owned hospitals are required to adopt specific measures relating to conflicts of interest, bona fide investments and patient safety. As of December 31, 2021, we operated four hospitals that are owned in-part by physicians.

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
From time to time, various federal and state agencies, such as the Office of Inspector General of the Department of Health and Human Services (“OIG”) issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to LTCHs, IRFs, or outpatient rehabilitation services or providers. For example, the OIG recently announced that it will (1) determine whether Medicare appropriately paid hospitals’ inpatient claims subject to the post-acute care transfer policy, (2) determine whether Medicare paid new hospitals for claimed capital costs in accordance with Federal regulations, (3) determine whether Medicare appropriately paid inpatient hospital claims for mechanical ventilation services, and (4) examine whether Medicaid paid IRFs correctly when patients are discharged prematurely to receive home health services. We monitor government publications applicable to us to supplement and enhance our compliance efforts.
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

Provider-Based Status
The designation “provider-based” refers to circumstances in which a subordinate facility (such as a separately certified Medicare provider, a department of a provider, or a satellite facility) is treated as part of a provider for Medicare payment purposes. In these cases, the services of the subordinate facility are included on the “main” provider’s cost report and overhead costs of the main provider can be allocated to the subordinate facility, to the extent that they are shared. As of December 31, 2021, we operated 19 critical illness recovery hospitals and seven rehabilitation hospitals that were treated as provider-based satellites of certain of our other facilities. In addition, 263 of the outpatient rehabilitation clinics we operated were provider-based and operated as departments of the rehabilitation hospitals we operated. We also provide rehabilitation management and staffing services to hospital rehabilitation departments that may be treated as provider-based. These facilities are required to satisfy certain operational standards in order to retain their provider-based status.
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

IMPACT Act
In October 2014, President Obama signed the Improving Medicare Post-Acute Care Transformation Act (“IMPACT Act” into law. The IMPACT Act made a number of changes and additions to Medicare quality reporting for LTCHs, IRFs, skilled nursing facilities (“SNFs”), and home health agencies (“HHAs”). In addition, the IMPACT Act requires HHS and the Medicare Payment Advisory Commission (“MedPAC”) to develop a technical prototype for a unified post-acute care (“PAC”) prospective payment system (“PPS”) that could replace the four existing payment systems for LTCHs, IRFs, SNFs, and HHAs.
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
In addition to the new reporting requirements, the IMPACT Act outlined a process for the potential development of a unified PAC PPS. The IMPACT Act does not require CMS to adopt a unified PAC PPS, nor does it provide CMS with specific authority to implement a new payment system. However, the IMPACT Act does require HHS and MedPAC to submit a series of reports to Congress with recommendations and a technical prototype for a PAC PPS. These recommendations and prototypes could become the basis of future legislation that would create a unified PAC PPS to replace some or all of the existing Medicare payment systems for LTCHs, IRFs, SNFs, and HHAs. MedPAC submitted the first report to Congress in June 2016. The report included recommended features for a unified PAC payment system. The Secretary of HHS will submit the next report to Congress with recommendations and a technical prototype. The Secretary’s report is due no later than two years after CMS has collected two years of data on the quality measures required by the IMPACT Act. After the Secretary’s report, MedPAC is to submit a second report to Congress with recommendations and a technical prototype for a new PAC payment system. The Secretary is expected to issue his report to Congress sometime in 2022. However, a bipartisan bill introduced in the House of Representatives in April 2021 would require the Secretary to first collect eight quarters of IMPACT Act data, including standardized patient assessment data, quality measure data, resource use and claims data, before submitting his report to Congress. The legislation would require that the eight quarters of data could not include any month in which the COVID-19 public health emergency, or a similar nationwide public health emergency, is ongoing. The recommendations and technical prototype in the Secretary’s report would also need to account for the role and value of each PAC provider-type during public health emergencies, including the COVID-19 public health emergency by, for example, looking at the proportion and acuity levels of COVID-19 patients treated in each PAC setting. If enacted, the Secretary’s report would not be submitted before the later of January 1, 2024 or two years after the Secretary collects eight quarters of data.

Price Transparency
Starting January 1, 2021, new regulations went into effect requiring hospitals to provide clear and accessible pricing information online regarding the items and services they provide. First, a new regulation requires hospitals to provide a machine readable file containing the following standard charges for all items and services provided by the hospital: gross charges, discounted cash prices, payer-specific negotiated charges, and de-identified minimum and maximum negotiated charges. Second, hospitals must provide a consumer-friendly display of standard charges for at least 300 “shoppable services” that consumers can schedule in advance. If a hospital does not offer 300 “shoppable services,” then the hospital must provide the consumer-friendly display of standard charges for all of the “shoppable services” that it does provide. For each “shoppable service,” hospitals must provide: discounted cash prices, payer-specific negotiated charges, and de-identified minimum and maximum negotiated charges. For hospitals that do not comply with these requirements, CMS may issue a warning notice, request a corrective action plan, and impose a civil monetary penalty that is publicized on the CMS website. These regulations were promulgated by the Trump administration and, on July 9, 2021, President Biden issued an Executive Order directing HHS to support the new price transparency regulations. On November 16, 2021, CMS issued a final rule that increased the maximum fines for hospitals that do not comply with the price transparency regulations. In 2021, non-compliant hospitals are subject to a fine of $300 per day. Beginning on January 1, 2022, non-compliant hospitals with 30 or fewer beds are still subject to a fine of $300 per day, not to exceed $2,007,500 per hospital per year. However, beginning January 1, 2022, non-complaint hospitals with 31 or more beds are subject to a fine in an amount that is equal to the number of hospital beds times 10, not to exceed $5,500 per day and $2,007,500 per year for each hospital. The maximum fine amounts are subject to increase annually using a multiplier determined by the Office of Management and Budget. CMS also revised its price transparency regulations to require that starting January 1, 2022, hospitals must make their standard charge information easily accessible without barriers. This includes providing the charge information in manner so that it can be accessed by automated searches and direct file downloads.
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

In a separate interim final rule published on October 7, 2021, HHS, the Department of the Treasury, the Department of Labor and the Office of Personnel Management adopted regulations that will govern the IDR process that will be available to providers and insurers that are unable to agree on the payment rate for out-of-network providers. These new regulations are effective starting on January 1, 2022. The new IDR process presumes that the qualifying payment amount (“QPA”) is the appropriate payment rate for an out-of-network service. Accordingly, the new IDR regulations require arbitrators to choose the offer that is closest to the QPA, unless the arbitrator determines that a party has credible information demonstrating that the QPA is “materially different” from the appropriate out-of-network rate for the item or service. The factors the arbitrator may consider to determine if the QPA is not the appropriate rate include: (1) the provider’s training, experience, and quality and outcome measurements; (2) the provider’s market share in the region; (3) patient acuity or the complexity of furnishing the item or service to the patient; (4) the provider’s teaching status, case mix, and scope of services offered; and (5) whether the provider or the plan engaged in good faith efforts to enter into a network agreement. Separate regulations in this interim final rule address a dispute resolution process for uninsured patients who receive a good faith estimate of expected charges from a provider, but are then billed an amount that substantially exceeds the estimated charges. When the provider’s billed charges are more than $400 greater than the good faith estimate, an uninsured patient may initiate a patient-provider dispute resolution process by submitting a notification to HHS within 120 days of receiving the provider’s bill. The dispute resolution entity will then examine whether the provider has credible information demonstrating that the excess charges are attributable to unforeseen circumstances that the provider could not have reasonably anticipated when the provider made the good faith estimate. The regulations for both the provider-insurer IDR process and the provider-patient dispute resolution process could be revised in response to comments submitted to the agencies issuing this interim final rule. The comment period closed on December 6, 2021.
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
Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 24, 2022:

Name	Age	Position
Robert A. Ortenzio	64	Executive Chairman and Co-Founder
Rocco A. Ortenzio	89	Vice Chairman and Co-Founder
David S. Chernow	64	President and Chief Executive Officer
Martin F. Jackson	67	Executive Vice President and Chief Financial Officer
John A. Saich	53	Executive Vice President and Chief Administrative Officer
Michael E. Tarvin	61	Executive Vice President, General Counsel and Secretary
Scott A. Romberger	61	Senior Vice President and Chief Accounting Officer
Robert G. Breighner, Jr.	53	Vice President, Compliance and Audit Services and Corporate Compliance Officer
Thomas P. Mullin	38	Executive Vice President, Hospital Operations
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
Scott A. Romberger has served as our Senior Vice President and Chief Accounting Officer since January 2021. He served as our Senior Vice President, Controller and Chief Accounting Officer from February 2007 to January 2021. He served as our Vice President, Controller and Chief Accounting Officer from December 2000 to February 2007. In addition, he served as our Vice President and Controller from February 1997 to December 2000. Prior to February 1997, he was Vice President—Controller of Continental Medical Systems from January 1991 until January 1997. Prior to that time, he served as Acting Corporate Controller and Assistant Controller of Continental Medical Systems from June 1990 and December 1988, respectively. Mr. Romberger is a certified public accountant and was employed by a national accounting firm from April 1985 until December 1988.
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
Over the past two years, the COVID-19 pandemic has had an impact on our business and results of operations, financial position, and cash flows. Its continuing impact on our business operations and financial condition will depend on a number of evolving factors and future developments that we are not able to predict, including, but not limited to, the duration of the outbreak; further actions by governmental authorities and the private sector to limit the spread of COVID-19; continued encouragement to social distance; and the economic impact of containment efforts on patients and communities we serve. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of the Delta or Omicron variant or other new, more contagious or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against the Delta, Omicron, or other variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time.
Our critical illness recovery hospitals and rehabilitation hospitals may continue to experience constrained staffing levels and increased operating costs resulting from increased usage of contract clinical labor due to the overwhelming need for healthcare professionals, particularly in areas that are heavily impacted by the COVID-19 pandemic. Moreover, a shortage in labor due to quarantined employees, employees choosing not to return to work and increased labor costs could result from the latest variants of COVID-19. Our hospitals may experience increased operating costs resulting from shortages of medical supplies, including personal protective equipment, and supply chain disruptions. The payments we have received under the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund, for health care related expenses and lost revenues attributable to the COVID-19 pandemic have partially mitigated these issues. It is expected, however, that additional Provider Relief Funds will not be available to offset increased operating costs our hospitals have experienced and may continue to experience in the future.
In our outpatient rehabilitation clinics and Concentra centers, we may experience declines in demand for our services if governmental authorities resume mandates requiring the temporary closure of non-essential and non-life sustaining businesses. Our outpatient rehabilitation clinics may experience reductions in patient volume if governmental authorities suspend elective surgeries that normally increase the demand for outpatient services or if the operations of our referral sources experience disruption as a result of the COVID-19 pandemic. Our clinics may experience a decline in workers’ compensation injury visits and our Concentra centers may experience a reduction in workers’ compensation and employer services visits as a result of business furloughs, employee quarantines, government vaccine mandates, or the temporary cessation or reduction of business operations.
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
We could experience significant increases in costs for healthcare professionals due to labor shortages or union activity.
We have experienced and may continue to experience increased operating costs due to increased employee-related costs. A number of factors contribute to increased labor costs, such as constrained staffing due to a shortage of healthcare workers, increased dependence on contract clinical workers, the loss of unvaccinated employees in jurisdictions requiring vaccination, federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic, and other government regulations, which include laws and regulations related to workers’ health and safety.

Our critical illness recovery hospitals and our rehabilitation hospitals are highly dependent on nurses, our outpatient rehabilitation division is highly dependent on therapists for patient care, and Concentra is highly dependent upon the ability of its affiliated professional groups to recruit and retain qualified physicians and other licensed providers. The market for qualified healthcare professionals is highly competitive. We have sometimes experienced difficulties in attracting and retaining qualified healthcare personnel and sometimes are forced to use agency clinical staff in our facilities, which can increase our costs and lower our margins. We cannot assure we will be able to attract and retain qualified healthcare professionals in the future. Additionally, the cost of attracting and retaining qualified healthcare personnel may be higher than we anticipate, and as a result, our profitability could decline. Labor shortages have also become more pronounced as a result of the COVID-19 pandemic. Increased turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. There is no guarantee that the increase in labor costs will not continue in the future and, as a result, our profitability could decline.
In addition, United States healthcare providers are continuing to see an increase in the amount of union activity. Though we cannot predict the degree to which we will be affected by future union activity, there may be legislative or executive actions that could result in increased union activity.
If the frequency of workplace injuries and illnesses decline, Concentra’s results may be negatively affected.
Approximately 56% of Concentra’s revenue in 2021 was generated from the treatment of workers’ compensation claims. Concentra’s business model is based, in part, on its ability to expand its relative share of the market for the treatment of claims for workplace injuries and illnesses. A recession or prolonged economic contraction as a result of the COVID-19 pandemic could cause the workforce to decline, which may cause declines in workers’ compensation claims. In addition, because of the greater access to health insurance and the fact that the United States economy has continued to shift from a manufacturing-based to a service-based economy along with general improvements in workplace safety, workers are generally healthier and less prone to work injuries. Increases in employer-sponsored wellness and health promotion programs have led to fitter and healthier employees who may be less likely to injure themselves on the job. If workplace injuries and illnesses decline at a greater rate than the increase in total employment, or if total employment declines at a greater rate than the increase in incident rates, the number of claims in the workers’ compensation market will decrease and may adversely affect Concentra’s business.
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
Approximately 26% of our revenue for the year ended December 31, 2019, 25% of our revenue for the year ended December 31, 2020, and 23% of our revenue for the year ended December 31, 2021, came from the highly regulated federal Medicare program.
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
As of December 31, 2021, we operated 104 critical illness recovery hospitals, all of which are currently certified by Medicare as LTCHs. LTCHs must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an LTCH, including, among other things, maintaining an average length of stay for Medicare patients in excess of 25 days. An LTCH that fails to maintain this average length of stay for Medicare patients in excess of 25 days during a single cost reporting period is generally allowed an opportunity to show that it meets the length of stay criteria during a subsequent cure period. If the LTCH can show that it meets the length of stay criteria during this cure period, it will continue to be paid under the LTCH-PPS. If the LTCH again fails to meet the average length of stay criteria during the cure period, it will be paid under the general acute care IPPS at rates generally lower than the rates under the LTCH-PPS.
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
Our outpatient rehabilitation clinics receive payments from the Medicare program under the Medicare physician fee schedule. In the calendar year 2022 physician fee schedule final rule, CMS announced that Medicare payments for the therapy specialty are expected to decrease 1% in 2022. After CMS issued the final rule, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which provided in Section 3 a one-time 3% increase in payments in calendar year 2022 to offset most of the 3.75% cut to payments for therapy services and other services paid under the physician fee schedule that otherwise would have occurred in calendar year 2022.
In addition, the Medicare Access and CHIP Reauthorization Act of 2015 requires that payments under the physician fee schedule be adjusted starting in 2019 based on performance in a MIPS and additional incentives for participation in APMs. The specifics of the MIPS and incentives for participation in APMs will be subject to future notice and comment rule-making. In 2019, CMS added physical and occupational therapists to the list of MIPS eligible clinicians. For these therapists in private practice, payments under the fee schedule are subject to adjustment in a later year based on their performance in MIPS according to established performance standards. Calendar year 2021 is the first year that payments are adjusted, based upon the therapist’s performance under MIPS in 2019. Each year from 2019 through 2024 eligible clinicians who receive a significant share of their revenues through an advanced APM (such as accountable care organizations or bundled payment arrangements) that involves risk of financial losses and a quality measurement component will receive a 5% bonus. The bonus payment for APM participation is intended to encourage participation and testing of new APMs and to promote the alignment of incentives across payors. Providers in facility-based outpatient therapy settings are excluded from MIPS eligibility and therefore not subject to this payment adjustment. It is unclear what impact, if any, the MIPS and incentives for participation in alternative payment models will have on our business and operating results, but any resulting administrative burden or decrease in payment may reduce our future revenue and profitability.
In the calendar year 2022 physician fee schedule final rule, CMS also adopted its plan to transition the MIPS program to MVPs. CMS will begin the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. Beginning in 2026, multispecialty groups must form subgroups to report MVPs. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting would become mandatory in 2028. Each MVP would include population health claims-based measures and require clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants would select certain quality measures and improvement activities and then report data for such measures and activities. At this time, it is unclear the impact that the transition to MVPs will have on our business and operating results, however, any resulting administrative burden or decrease in reimbursement rates may reduce our future revenue and profitability.
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
As of December 31, 2021, we operated 30 rehabilitation hospitals, all of which were certified as Medicare providers and operating as IRFs. Our rehabilitation hospitals must meet certain conditions of participation to enroll in, and seek payment from, the Medicare program as an IRF. Among other things, at least 60% of the IRF’s total inpatient population must require treatment for one or more of 13 conditions specified by regulation. This requirement is now commonly referred to as the “60% Rule.” Compliance with the 60% Rule is demonstrated through a two-step process. The first step is the “presumptive” method, in which patient diagnosis codes are compared to a “presumptive compliance” list. IRFs that fail to demonstrate compliance with the 60% Rule using this presumptive test may demonstrate compliance through a second step involving an audit of the facility’s medical records to assess compliance.

If an IRF does not demonstrate compliance with the 60% Rule by either the presumptive method or through a review of medical records, then the facility’s classification as an IRF may be terminated at the start of its next cost reporting period causing the facility to be paid as a general acute care hospital under IPPS. If our rehabilitation hospitals fail to demonstrate compliance with the 60% Rule through both methods and are classified as general acute care hospitals, our revenue and profitability may be adversely affected.
CMS has issued temporary waivers in response to the COVID-19 pandemic that allow IRFs, IRF units and hospitals and units applying to be classified as IRFs to exclude patients admitted solely to respond to the public health emergency from the 60% Rule. If such waivers are lifted, our IRFs will again be required to comply with the requirements of the 60% Rule. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Regulatory Changes.”
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
The IMPACT Act requires the submission of standardized data by certain healthcare providers. Specifically, the IMPACT Act requires, among other significant activities, that LTCHs, IRFs, SNFs, and HHAs report standardized patient assessment data to CMS for cross-setting quality measures, resource use measures, and standardized patient assessment data elements. To the extent that such reporting requirements have been incorporated into the Medicare quality reporting programs, failure to report such data as required will subject providers to a 2% reduction to their annual payment update for the fiscal year that follows the reporting period. As CMS adds new measures to the Medicare quality reporting programs to implement the IMPACT Act, the burden to report data increases. It is expected that when CMS adopts all of the new measures associated with the IMPACT Act, provider reporting obligations will be quite burdensome. The adoption of these and additional quality reporting measures for our hospitals to track and report will require additional time and expense and could affect reimbursement in the future. In healthcare generally, the burdens associated with collecting, recording, and reporting quality data are increasing.
There can be no assurance that all of our hospitals will continue to meet quality reporting requirements in the future which may result in one or more of our hospitals seeing a reduction in its Medicare reimbursements. Regardless, we, like other healthcare providers, are likely to incur additional expenses in an effort to comply with additional and changing quality reporting requirements.
CMS also adopted revised discharge planning requirements for hospitals in 2019 that focus on patients' goals and preferences and on preparing them and, as appropriate, their caregivers, to be active partners in their post-discharge care. As part of these updates to the discharge planning process, CMS began requiring that hospitals assist patients in selecting a post-acute care provider by sharing quality measure and resource use measure data from LTCHs, IRFs, SNFs, and HHAs. The collection of data for these quality and resource use measures, and the use of these data in the discharge planning process at hospitals, has the potential to affect admission patterns at our LTCHs and IRFs.
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
We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or are operated through a joint venture. For our wholly owned operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For our joint venture operations, we have designed a separate insurance program that responds to the risks of specific joint ventures. Most of our joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. We also maintain additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by our professional and general liability insurance policies. Our insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. See “Business—Government Regulations—Other Healthcare Regulations.”

Concentration of ownership among our existing executives and directors may prevent new investors from influencing significant corporate decisions.
Our executives and directors, beneficially own, in the aggregate, approximately 18.0% of Holdings’ outstanding common stock as of February 1, 2022. As a result, these stockholders have significant control over our management and policies and are able to exercise influence over all matters requiring stockholder approval, including the election of directors, amendment of our certificate of incorporation, and approval of significant corporate transactions. The directors elected by these stockholders are able to make decisions affecting our capital structure, including decisions to issue additional capital stock, implement stock repurchase programs, and incur indebtedness. This influence may have the effect of deterring hostile takeovers, delaying or preventing changes in control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in their best interest.

Risks Related to Our Capital Structure
Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
We have a substantial amount of indebtedness. As of December 31, 2021, we had approximately $3,574.0 million of total indebtedness. Our indebtedness could have important consequences to you. For example, it:
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
•makes us more vulnerable to increases in interest rates, as borrowings under our senior secured credit facilities are at variable rates, subject to our interest swap agreement;
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Our credit facilities and the indenture governing our 6.250% senior notes require us to comply with certain covenants and obligations, the default of which may result in the acceleration of certain of our indebtedness.
In the case of an event of default under the agreements governing our credit facilities or our Indenture (as defined below), the lenders or noteholders under such agreements could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If we are unable to obtain a waiver from the requisite lenders or noteholders under such circumstances, these lenders or noteholders could exercise their rights, then our financial condition and results of operations could be adversely affected, and we could become bankrupt or insolvent.
Our credit agreement contains several covenants such as limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Our credit facilities also require us to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the agreements governing our credit facilities), which is tested quarterly. Failure to comply with any of these covenants would result in an event of default under our credit facilities.
As of December 31, 2021, we were required to maintain our leverage ratio (the ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters) at less than 7.00 to 1.00. At December 31, 2021, our leverage ratio was 3.77 to 1.00.
Our indenture, dated August 1, 2019, by and among Select, the guarantors named therein and U.S. Bank National Association, as trustee (the “Indenture”), contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries, which unconditionally guarantee on a joint and several basis the senior notes under the Indenture, to (i) grant liens on its assets, (ii) make dividend payments, other distributions or other restricted payments, (iii) incur restrictions on the ability of Select’s restricted subsidiaries to pay dividends or make other payments, (iv) enter into sale and leaseback transactions, (v) merge, consolidate, transfer or dispose of substantially all of their assets, (vi) incur additional indebtedness, (vii) make investments, (viii) sell assets, including capital stock of subsidiaries, (ix) use the proceeds from sales of assets, including capital stock of restricted subsidiaries, and (x) enter into transactions with affiliates. In addition, the Indenture requires us, among other things, to provide financial and current reports to holders of the notes or file such reports electronically with the SEC.

Our inability to comply with any of these covenants could result in a default under our credit facilities or our Indenture. In the event of any default under the credit facilities, the revolving lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. In the event of any default under our Indenture, the trustee or holders of 25% of the 6.250% senior notes could declare all outstanding notes immediately due and payable. A breach of a covenant under our credit agreement or Indenture could result in a default under that debt instrument and, due to cross-default provisions, could result in a default under the other debt instrument. A default under our credit facilities or our indenture could have a material adverse effect on our business, financial condition, results of operations, prospects, and may even lead to bankruptcy or insolvency.
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
We and our subsidiaries may be able to incur additional indebtedness in the future. Although our credit facilities and the Indenture contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness. As of December 31, 2021, we had $434.7 million of availability under our revolving facility (as defined below) (after giving effect to $160.0 million of outstanding borrowings and $55.3 million of outstanding letters of credit). In addition, to the extent new debt is added to us and our subsidiaries’ current debt levels, the substantial leverage risks described above would increase.
Changes in the method of determining London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with an alternative reference rate, may adversely affect interest expense related to our debt.
Amounts drawn under our credit facilities bear interest rates at the election of the borrower, in relation to LIBOR or an alternate base rate. On March 5, 2021, the Financial Conduct Authority (“FCA”) in the U.K. announced that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of the one-week and two-month USD LIBOR terms and all sterling, euro, Swiss franc and Japanese yen settings, and (ii) immediately after June 30, 2023, in the case of the one-, three-, six-, and 12-month USD LIBOR terms. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Financing Rate, calculated with a broad set of short-term repurchase agreements backed by treasury securities. Our credit facilities contain certain provisions concerning the possibility that LIBOR may cease to exist, and that an alternative reference rate may be chosen. However, if LIBOR in fact ceases to exist, and no rate is acceptable to Select or JPMorgan Chase Bank, N.A., as agent to our credit agreement, amounts drawn under our credit facilities would be subject to the alternate base rate, which may be a higher interest rate than LIBOR which would increase our interest expense. As a result, we may need to renegotiate our credit facilities and may not be able to do so with terms that are favorable to us. The overall financial market may be disrupted as a result of the phase-out or replacement of LIBOR. Disruption in the financial market or the inability to renegotiate the credit facilities with favorable terms could have a material adverse effect on our business, financial position, and operating results.
At December 31, 2021, we had $2,103.4 million of term loan borrowings outstanding. These borrowings bore interest at a rate that is indexed to one-month LIBOR plus 2.25% during the year ended December 31, 2021. Assuming these borrowings bore interest at a rate equal to the 4.50%, the Alternate Base Rate in effect at December 31, 2021, during the year ended December 31, 2021, we would have experienced an increase in interest expense of $45.0 million during the year ended December 31, 2021.

We may be unable to refinance our debt on terms favorable to us or at all, which would negatively impact our business and financial condition.
We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. While we intend to refinance all of our indebtedness before it matures, there can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing will be on terms as favorable to us as the terms of the maturing indebtedness or, if the indebtedness cannot be refinanced, that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on our maturing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. If we are unable to refinance our indebtedness at or before maturity or otherwise meet our payment obligations, our business and financial condition will be negatively impacted, and we may be in default under our indebtedness. Any default under our credit facilities would permit lenders to foreclose on our assets and would also be deemed a default under the Indenture governing our 6.250% senior notes, which may also result in the acceleration of that indebtedness,.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Item 1B.    Unresolved Staff Comments.
    None.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, occupational health centers, and our corporate headquarters. We own 23 of our critical illness recovery hospitals, nine of our rehabilitation hospitals, one of our outpatient rehabilitation clinics, and nine of our Concentra occupational health centers throughout the United States. As of December 31, 2021, we leased 81 of our critical illness recovery hospitals, 11 of our rehabilitation hospitals, 1,571 of our outpatient rehabilitation clinics, and 509 of our Concentra occupational health centers.
We lease our corporate headquarters from companies owned by a related party affiliated with us through common ownership or management. As of December 31, 2021, our corporate headquarters is approximately 294,724 square feet and is located in Mechanicsburg, Pennsylvania.
The following is a list by state of the number of facilities we operated as of December 31, 2021.

	Critical Illness Recovery Hospitals(1)	Rehabilitation Hospitals(1)	Outpatient Rehabilitation Clinics(1)	Concentra Occupational Health Centers(2)	Total Facilities
Alabama	1	—	25	—	26
Alaska	—	—	10	1	11
Arizona	3	3	55	16	77
Arkansas	2	—	1	2	5
California	1	1	94	101	197
Colorado	—	—	48	26	74
Connecticut	—	—	61	10	71
Delaware	1	—	12	1	14
District of Columbia	—	—	5	—	5
Florida	12	2	127	31	172
Georgia	5	1	72	15	93
Hawaii	—	—	—	1	1
Illinois	—	—	76	17	93
Indiana	3	—	35	13	51
Iowa	2	—	26	3	31
Kansas	2	—	15	4	21
Kentucky	2	—	63	8	73
Louisiana	—	2	2	3	7
Maine	—	—	33	7	40
Maryland	—	—	68	12	80
Massachusetts	—	—	24	2	26
Michigan	10	—	37	18	65
Minnesota	1	—	29	6	36
Mississippi	4	—	1	—	5
Missouri	3	3	99	15	120
Nebraska	1	—	3	3	7
Nevada	—	1	16	8	25
New Hampshire	—	—	1	3	4
New Jersey	3	4	171	20	198
New Mexico	—	—	—	4	4
North Carolina	2	—	41	8	51
Ohio	15	5	107	17	144
Oklahoma	2	—	29	7	38
Oregon	—	—	—	4	4
Pennsylvania	10	2	242	18	272
Rhode Island	—	—	—	2	2
South Carolina	2	—	25	5	32
South Dakota	1	—	—	—	1
Tennessee	5	—	20	9	34
Texas	3	5	140	54	202
Utah	—	—	—	6	6
Vermont	—	—	—	2	2
Virginia	1	1	43	6	51
Washington	—	—	11	17	28
West Virginia	4	—	6	—	10
Wisconsin	3	—	8	13	24
Total Company	104	30	1,881	518	2,533
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
Holders
At the close of business on February 1, 2022, Holdings had 133,884,817 shares of common stock issued and outstanding. As of that date, there were 136 registered holders of record. This does not reflect beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Holdings’ board of directors declared the following dividends during the year ended December 31, 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount
				(in thousands)
May 5, 2021	May 19, 2021	June 1, 2021	$0.125	$16,876
August 4, 2021	August 18, 2021	August 30, 2021	$0.125	$16,940
November 2, 2021	November 16, 2021	November 29, 2021	$0.125	$16,784
There is no assurance that future dividends will be declared. The declaration and payment of dividends in the future are at the discretion of Holdings’ board of directors after taking into account various factors, including, but not limited to, our financial condition, operating results, available cash and current and anticipated cash needs, the terms of our indebtedness, and other factors Holdings’ board of directors may deem to be relevant. Additionally, certain contractual agreements we are party to, including our credit agreement and the indenture governing our 6.250% senior notes, restrict our capacity to pay dividends.
Securities Authorized For Issuance Under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, see Part III “Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Graph
The graph below compares the cumulative total stockholder return on $100 invested at the close of the market on December 31, 2016, with dividends being reinvested on the date paid through and including the market close on December 31, 2021 with the cumulative total return of the same time period on the same amount invested in the Standard & Poor’s 500 Index (S&P 500) and the S&P Health Care Services Select Industry Index (SPSIHP). The chart below the graph sets forth the actual numbers depicted on the graph.

$250
$225
$200
$175
$150
$125
$100
$75
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
SEM
SPSIHP
S&P 500

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Select Medical Holdings Corporation (SEM)	$100.00	$133.21	$115.85	$176.15	$208.75	$224.37
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$116.89	$119.64	$141.66	$188.41	$206.20
S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89

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
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2021.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
October 1 – October 31, 2021	—	$—	—	$595,889,186
November 1 – November 30, 2021	68,911	33.89	—	595,889,186
December 1 – December 31, 2021	387,212	28.65	387,212	584,796,612
Total	456,123	29.44	387,212	$584,796,612
_______________________________________________________________________________
(1)    The shares purchased during November 2021 represent common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to employees, pursuant to the provisions of our equity incentive plans.
(2)    The approximate dollar value of shares that may be purchased under the common stock repurchase program is based on the increased capacity of $1.0 billion.

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read this discussion together with the consolidated financial statements and accompanying notes included elsewhere herein.
This section of this 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Overview
We began operations in 1997 and, based on number of facilities, are one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2021, we had operations in 46 states and the District of Columbia. We operated 104 critical illness recovery hospitals in 28 states, 30 rehabilitation hospitals in 12 states, and 1,881 outpatient rehabilitation clinics in 38 states and the District of Columbia. Concentra operated 518 occupational health centers in 41 states as of December 31, 2021. Concentra also provides contract services at employer worksites.
Our reportable segments include the critical illness recovery hospital segment, the rehabilitation hospital segment, the outpatient rehabilitation segment, and the Concentra segment. We had revenue of $6,204.5 million for the year ended December 31, 2021. Of this total, we earned approximately 36% of our revenue from our critical illness recovery hospital segment, approximately 14% from our rehabilitation hospital segment, approximately 17% from our outpatient rehabilitation segment, and approximately 28% from our Concentra segment. Our critical illness recovery hospital segment consists of hospitals designed to serve the needs of patients recovering from critical illnesses, often with complex medical needs, and our rehabilitation hospital segment consists of hospitals designed to serve patients that require intensive physical rehabilitation care. Patients are typically admitted to our critical illness recovery hospitals and rehabilitation hospitals from general acute care hospitals. Our outpatient rehabilitation segment consists of clinics that provide physical, occupational, and speech rehabilitation services. Our Concentra segment consists of occupational health centers that provide workers’ compensation injury care, physical therapy, and consumer health services as well as onsite clinics located at employer worksites that deliver occupational medicine services.
Non-GAAP Measure
We believe that the presentation of Adjusted EBITDA, as defined below, is important to investors because Adjusted EBITDA is commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA is used by management to evaluate financial performance and determine resource allocation for each of our segments. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America (“GAAP”). Items excluded from Adjusted EBITDA are significant components in understanding and assessing financial performance. Adjusted EBITDA should not be considered in isolation, or as an alternative to, or substitute for, net income, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying definitions, Adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.
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

The following table reconciles net income and income from operations to Adjusted EBITDA and should be referenced when we discuss Adjusted EBITDA.

	For the Year Ended December 31,
	2019	2020	2021
	(in thousands)
Net income	$201,031	$344,606	$499,949
Income tax expense	63,718	111,867	129,773
Interest expense	200,570	153,011	135,985
Interest income	—	—	(5,350)
Gain on sale of businesses	(6,532)	(12,387)	(2,155)
Equity in earnings of unconsolidated subsidiaries	(24,989)	(29,440)	(44,428)
Loss on early retirement of debt	38,083	—	—
Income from operations	471,881	567,657	713,774
Stock compensation expense:
Included in general and administrative	20,334	22,053	24,598
Included in cost of services	6,117	5,197	6,342
Depreciation and amortization	212,576	205,659	202,645
Adjusted EBITDA	$710,908	$800,566	$947,359

Effects of the COVID-19 Pandemic on our Results of Operations
Beginning in March 2020, state governments placed significant restrictions on businesses and mandated closures of non-essential or non-life sustaining businesses, causing many employers to furlough their workforce and temporarily cease or significantly reduce their operations. State governments also implemented restrictions on travel and individual activities outside of the home, closed schools, and mandated other social distancing measures. At the same time, hospitals and other facilities began suspending elective surgeries. In an effort to ensure hospitals and health systems had the capacity to absorb and effectively manage surges of COVID-19 patients, a number of waivers and modifications of certain requirements under the Medicare, Medicaid and CHIP programs were authorized in March 2020, including certain regulations under the Medicare program which govern admissions into our critical illness recovery hospitals and rehabilitation hospitals. Specifically, our critical illness recovery hospitals which are certified as LTCHs became exempt from the greater-than-25-day average length of stay requirement for all cost reporting periods that include the COVID-19 public health emergency period. Our rehabilitation hospitals which are certified as IRFs could exclude patients admitted solely to respond to the emergency from the calculation of the “60 percent rule” thresholds to receive payment as an IRF. The COVID-19 public health emergency period has been extended and is currently in effect through April 16, 2022.
The adverse effects of the COVID-19 pandemic, along with the actions of governmental authorities and those in the private sector to limit the spread of COVID-19, caused disruptions in each of our segments; these disruptions were most significant within our outpatient rehabilitation and Concentra segments. By mid-March 2020, our outpatient rehabilitation clinics began experiencing significantly less patient visit volume due to declines in patient referrals from physicians, a reduction in workers’ compensation injury visits resulting from the temporary closure of businesses, and the suspension of elective surgeries that normally increase the demand for outpatient rehabilitation services. Our Concentra centers experienced similar declines in patient visit volume due to businesses furloughing their workforce and temporarily ceasing or significantly reducing their operations. Since March 2021, our outpatient rehabilitation clinics and Concentra centers have experienced patient visit volumes which approximate or exceed the levels experienced in the months prior to the widespread emergence of COVID-19 in the United States. Although it had experienced temporary disruptions in its core businesses as a result of the COVID-19 pandemic, our Concentra segment was able to expand its services to provide COVID-19 screening and testing.
Our critical illness recovery hospitals have played a critical role in caring for patients during the COVID-19 pandemic. The relaxation of certain admission restrictions contributed to volume increases in certain of our hospitals during the year ended December 31, 2020. The revenue of our critical illness recovery hospitals and rehabilitation hospitals has also benefited from the temporary suspension of the 2.0% cut to Medicare payments due to sequestration, which began May 1, 2020 following the enactment of the CARES Act, and was extended through March 31, 2022. From April 1, 2022 through June 30, 2022, the sequestration cut will be 1.0% and the full 2.0% sequestration cut will resume July 1, 2022. Certain of our rehabilitation hospitals did experience temporary declines in patient volume in areas more significantly impacted by the spread of COVID-19 and as a result of the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services. Additionally, some of our rehabilitation hospitals temporarily restricted admissions as a result of the COVID-19 pandemic. The declines in volume occurred principally in April and May 2020.
Beginning at the onset of the COVID-19 pandemic, both our critical illness recovery hospitals and rehabilitation hospitals modified certain of their protocols in order to follow the guidelines and recommendations for patient treatment and for the protection of our patients and staff members. This has resulted in increased labor costs as well as additional costs resulting from the purchase of personal protective equipment. Further, labor shortages have become more pronounced as a result of the COVID-19 pandemic. We have experienced an increase in labor costs in our hospitals as a result of constrained staffing due to a shortage of healthcare workers, an increased dependence on contract clinical workers, the loss of unvaccinated employees in jurisdictions requiring vaccination, and federal unemployment subsidies, including unemployment benefits offered in response to the COVID-19 pandemic. Increased turnover rates within our employee base have also lead to increased overtime to meet demand and increased wage rates to attract and retain employees.
The unpredictable effects of the COVID-19 pandemic, including the duration and extent of disruption on our operations, creates uncertainties about our future operating results and financial condition. This is discussed further in our risk factors contained in Item 1A. “Risk Factors.” We have provided revenue and certain operating statistics below for each of our segments for each of the periods presented. Please refer to “Summary Financial Results” and “Results of Operations” for further discussion of our segment performance measures and to “Operating Statistics” for a discussion regarding the uses and calculations of the metrics provided below.

	Critical Illness Recovery Hospital
	Revenue			Patient Days			Occupancy Rate			Number of Hospitals Owned(1)
	2019	2020	2021	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$149,799	$163,238	$199,611	86,238	90,783	100,933	69%	69%	75%	96	100	99
February	145,586	165,375	190,703	80,806	87,844	92,036	71%	72%	75%	96	100	99
March	162,149	171,908	204,558	91,085	91,831	100,149	73%	70%	74%	96	100	99
Three Months Ended March 31	$457,534	$500,521	$594,872	258,129	270,458	293,118	71%	70%	75%	96	100	99

April	$156,231	$171,445	$185,934	88,357	90,710	91,506	70%	71%	70%	99	100	99
May	156,422	178,223	183,471	89,350	95,191	93,708	69%	72%	70%	99	100	99
June	148,490	169,958	174,654	85,153	90,988	87,767	68%	71%	68%	99	100	99
Three Months Ended June 30	$461,143	$519,626	$544,059	262,860	276,889	272,981	69%	72%	69%	99	100	99
Six Months Ended June 30	$918,677	$1,020,147	$1,138,931	520,989	547,347	566,099	70%	71%	72%	99	100	99

July	$151,416	$175,253	$171,483	87,143	94,144	88,119	67%	71%	65%	99	99	100
August	155,485	173,967	178,240	86,553	93,964	91,756	66%	71%	68%	99	99	100
September	155,991	170,234	180,923	84,393	90,955	92,579	67%	71%	71%	99	99	100
Three Months Ended September 30	$462,892	$519,454	$530,646	258,089	279,063	272,454	67%	71%	68%	99	99	100
Nine Months Ended September 30	$1,381,569	$1,539,601	$1,669,577	779,078	826,410	838,553	69%	71%	70%	99	99	100

October	$152,791	$181,251	$195,444	87,188	95,616	99,935	66%	71%	71%	100	100	104
November	150,399	174,133	191,134	84,540	92,651	96,102	67%	71%	71%	100	99	104
December	151,759	182,514	190,617	87,555	97,079	98,449	67%	72%	70%	100	99	104
Three Months Ended December 31	$454,949	$537,898	$577,195	259,283	285,346	294,486	67%	71%	71%	100	99	104
Twelve Months Ended December 31	$1,836,518	$2,077,499	$2,246,772	1,038,361	1,111,756	1,133,039	68%	71%	71%	100	99	104

	Rehabilitation Hospital
	Revenue			Patient Days			Occupancy Rate			Number of Hospitals Owned(1)
	2019	2020	2021	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$50,615	$61,673	$68,297	27,434	32,111	34,404	74%	79%	82%	17	19	20
February	48,080	60,690	64,202	25,442	31,813	32,178	76%	84%	84%	17	19	20
March	55,863	59,656	75,305	29,940	30,644	35,857	78%	76%	85%	18	19	20
Three Months Ended March 31	$154,558	$182,019	$207,804	82,816	94,568	102,439	76%	79%	84%	18	19	20

April	$51,991	$45,878	$70,295	28,266	23,553	34,861	76%	61%	85%	18	19	20
May	56,019	57,815	71,190	29,730	29,787	35,604	75%	73%	84%	19	19	20
June	52,364	64,974	71,181	28,529	30,741	34,483	73%	78%	84%	19	19	20
Three Months Ended June 30	$160,374	$168,667	$212,666	86,525	84,081	104,948	75%	71%	85%	19	19	20
Six Months Ended June 30	$314,932	$350,686	$420,470	169,341	178,649	207,387	76%	75%	84%	19	19	20

July	$57,077	$62,312	$70,467	30,054	31,986	34,894	75%	81%	83%	19	18	20
August	58,072	63,673	71,682	30,228	32,518	34,835	75%	83%	83%	19	18	20
September	58,220	62,090	70,285	29,172	31,176	33,224	75%	82%	81%	19	18	20
Three Months Ended September 30	$173,369	$188,075	$212,434	89,454	95,680	102,953	75%	82%	82%	19	18	20
Nine Months Ended September 30	$488,301	$538,761	$632,904	258,795	274,329	310,340	75%	77%	84%	19	18	20

October	$61,975	$66,591	$72,509	31,767	33,378	35,908	78%	82%	85%	19	19	20
November	60,353	64,610	71,865	31,022	31,581	34,491	79%	80%	84%	19	19	20
December	60,342	64,711	72,062	31,447	31,545	33,962	78%	78%	80%	19	19	20
Three Months Ended December 31	$182,670	$195,912	$216,436	94,236	96,504	104,361	78%	80%	83%	19	19	20
Twelve Months Ended December 31	$670,971	$734,673	$849,340	353,031	370,833	414,701	76%	78%	83%	19	19	20

	Outpatient Rehabilitation
	Revenue			Visits			Working Days(2)
	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$83,185	$90,924	$76,763	687,007	757,171	625,964	22	22	20
February	78,573	88,239	77,063	658,610	739,061	641,942	20	20	20
March	85,147	76,086	98,135	708,866	626,433	832,248	21	22	23
Three Months Ended March 31	$246,905	$255,249	$251,961	2,054,483	2,122,665	2,100,154	63	64	63

April	$90,230	$49,084	$95,251	762,914	386,108	810,314	22	22	22
May	90,272	51,186	89,030	759,829	409,703	758,773	22	20	20
June	81,389	66,868	96,128	680,762	546,456	835,774	20	22	22
Three Months Ended June 30	$261,891	$167,138	$280,409	2,203,505	1,342,267	2,404,861	64	64	64
Six Months Ended June 30	$508,796	$422,387	$532,370	4,257,988	3,464,932	4,505,015	127	128	127

July	$89,267	$77,793	$90,352	754,102	636,826	780,118	22	22	21
August	90,687	79,034	93,056	743,813	651,738	798,459	22	21	22
September	85,376	83,215	91,132	706,413	694,808	768,493	20	21	21
Three Months Ended September 30	$265,330	$240,042	$274,540	2,204,328	1,983,372	2,347,070	64	64	64
Nine Months Ended September 30	$774,126	$662,429	$806,910	6,462,316	5,448,304	6,852,085	191	192	191

October	$96,868	$88,274	$91,705	808,649	745,562	772,068	23	22	21
November	87,072	82,102	93,345	722,607	685,885	797,756	20	20	21
December	87,945	87,108	92,401	725,710	713,593	771,715	21	22	21
Three Months Ended December 31	$271,885	$257,484	$277,451	2,256,966	2,145,040	2,341,539	64	64	63
Twelve Months Ended December 31	$1,046,011	$919,913	$1,084,361	8,719,282	7,593,344	9,193,624	255	256	254

	Concentra
	Revenue			Visits			Working Days(2)
	2019	2020	2021	2019	2020	2021	2019	2020	2021
	(in thousands)
January	$133,507	$141,236	$127,103	985,598	1,032,069	867,793	22	22	20
February	126,309	133,690	132,349	919,065	965,741	869,910	20	20	20
March	136,505	123,609	163,388	1,006,944	879,585	1,057,871	21	22	23
Three Months Ended March 31	$396,321	$398,535	$422,840	2,911,607	2,877,395	2,795,574	63	64	63

April	$140,050	$91,178	$152,143	1,040,543	610,555	999,622	22	22	22
May	143,183	99,228	142,228	1,073,763	674,629	956,250	22	20	20
June	130,218	121,932	162,001	988,783	865,896	1,074,206	20	22	22
Three Months Ended June 30	$413,451	$312,338	$456,372	3,103,089	2,151,080	3,030,078	64	64	64
Six Months Ended June 30	$809,772	$710,873	$879,212	6,014,696	5,028,475	5,825,652	127	128	127

July	$142,385	$132,465	$146,509	1,057,809	930,427	1,033,266	22	22	21
August	144,452	130,291	150,333	1,087,165	933,555	1,106,356	22	21	22
September	135,063	129,103	145,348	1,005,929	963,065	1,084,009	20	21	21
Three Months Ended September 30	$421,900	$391,859	$442,190	3,150,903	2,827,047	3,223,631	64	64	64
Nine Months Ended September 30	$1,231,672	$1,102,732	$1,321,402	9,165,599	7,855,522	9,049,283	191	192	191

October	$149,260	$139,365	$143,609	1,113,408	1,011,816	1,072,531	23	22	21
November	123,152	126,431	135,417	908,159	867,918	991,937	19	19	21
December	124,733	132,906	131,613	881,699	892,648	938,973	21	22	21
Three Months Ended December 31	$397,145	$398,702	$410,639	2,903,266	2,772,382	3,003,441	63	63	63
Twelve Months Ended December 31	$1,628,817	$1,501,434	$1,732,041	12,068,865	10,627,904	12,052,724	254	255	254
_______________________________________________________________________________
(1)    Represents the number of hospitals owned at the end of each period presented.
(2)    Represents the number of days in which normal business operations were conducted during the periods presented.

Summary Financial Results
The following tables reconcile our segment performance measures to our consolidated operating results for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515
Operating expenses	(1,998,660)	(664,636)	(946,086)	(1,379,566)	(443,176)	(5,432,124)
Depreciation and amortization	(53,094)	(27,677)	(29,592)	(82,210)	(10,072)	(202,645)
Other operating income	19,881	—	—	34,999	89,148	144,028
Income (loss) from operations	214,899	157,027	108,683	305,264	(72,099)	713,774
Depreciation and amortization	53,094	27,677	29,592	82,210	10,072	202,645
Stock compensation expense	—	—	—	2,142	28,798	30,940
Adjusted EBITDA	$267,993	$184,704	$138,275	$389,616	$(33,229)	$947,359
Adjusted EBITDA margin	11.9%	21.7%	12.8%	22.5%	N/M	15.3%

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,077,499	$734,673	$919,913	$1,501,434	$298,194	$5,531,713
Operating expenses	(1,735,072)	(581,470)	(840,749)	(1,252,200)	(438,918)	(4,848,409)
Depreciation and amortization	(51,531)	(27,727)	(29,009)	(87,865)	(9,527)	(205,659)
Other operating income	—	—	—	1,146	88,866	90,012
Income (loss) from operations	290,896	125,476	50,155	162,515	(61,385)	567,657
Depreciation and amortization	51,531	27,727	29,009	87,865	9,527	205,659
Stock compensation expense	—	—	—	2,512	24,738	27,250
Adjusted EBITDA	$342,427	$153,203	$79,164	$252,892	$(27,120)	$800,566
Adjusted EBITDA margin	16.5%	20.9%	8.6%	16.8%	N/M	14.5%

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922
Operating expenses	(1,581,650)	(535,114)	(894,180)	(1,355,404)	(403,117)	(4,769,465)
Depreciation and amortization	(50,763)	(27,322)	(28,301)	(96,807)	(9,383)	(212,576)
Income (loss) from operations	204,105	108,535	123,530	176,606	(140,895)	471,881
Depreciation and amortization	50,763	27,322	28,301	96,807	9,383	212,576
Stock compensation expense	—	—	—	3,069	23,382	26,451
Adjusted EBITDA	$254,868	$135,857	$151,831	$276,482	$(108,130)	$710,908
Adjusted EBITDA margin	13.9%	20.2%	14.5%	17.0%	N/M	13.0%
Net income was $499.9 million, $344.6 million, and $201.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. Net income included pre-tax gains on sales of businesses of $2.2 million and $12.4 million for the years ended December 31, 2021 and 2020, respectively. Net income included pre-tax losses on early retirement of debt of $38.1 million and a pre-tax gain on sale of businesses of $6.5 million for the year ended December 31, 2019.

The following tables summarize the changes in our segment performance measures for the year-to-date periods specified below. Due to the significant impact of the COVID-19 pandemic on our operations during the year ended December 31, 2020, which is discussed further under “Effects of the COVID-19 Pandemic on our Results of Operations,” we also provided a comparison of the changes in our segment performance measures for the year ended December 31, 2021, as compared to the year ended December 31, 2019.

	2021 Compared to 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	8.1%	15.6%	17.9%	15.4%	(2.1)%	12.2%
Change in income (loss) from operations	(26.1)%	25.1%	116.7%	87.8%	N/M	25.7%
Change in Adjusted EBITDA	(21.7)%	20.6%	74.7%	54.1%	N/M	18.3%

	2021 Compared to 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	22.3%	26.6%	3.7%	6.3%	7.5%	13.8%
Change in income (loss) from operations	5.3%	44.7%	(12.0)%	72.9%	N/M	51.3%
Change in Adjusted EBITDA	5.1%	36.0%	(8.9)%	40.9%	N/M	33.3%

	2020 Compared to 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
Change in revenue	13.1%	9.5%	(12.1)%	(7.8)%	9.8%	1.4%
Change in income (loss) from operations	42.5%	15.6%	(59.4)%	(8.0)%	N/M	20.3%
Change in Adjusted EBITDA	34.4%	12.8%	(47.9)%	(8.5)%	N/M	12.6%
_______________________________________________________________________________
N/M —     Not meaningful.
Significant Events
Dividend Payments
On May 5, 2021, August 4, 2021, and November 2, 2021, our board of directors declared cash dividends, each in the amount of $0.125 per share. Cash dividends totaling $50.6 million were paid during the year ended December 31, 2021.
Financing Transactions
On June 2, 2021, Select entered into Amendment No. 5 to its credit agreement which, among other things, increased the aggregate commitments available under the revolving facility from $450.0 million to $650.0 million, including a $125.0 million sublimit for the issuance of standby letters of credit.
On June 2, 2021, Concentra Inc. terminated its obligations under the agreement governing its revolving facility (the “Concentra-JPM first lien credit agreement”). The Concentra-JPM first lien credit agreement provided for commitments of $100.0 million under Concentra Inc.’s revolving facility, which was set to mature on March 1, 2022.
Purchases of Concentra Interest
On December 24, 2021, Select, WCAS, DHHC, and other members of Concentra Group Holdings Parent entered into agreements pursuant to which Select acquired additional outstanding membership interests of Concentra Group Holdings Parent. The purchase was in lieu of, and collectively deemed to constitute, the exercise of WCAS’ and DHHC’s third put right. Select acquired substantially all of the outstanding membership interests of Concentra Group Holdings Parent that it did not already own from WCAS, DHHC and the other equity holders of Concentra Group Holdings Parent, in exchange for an aggregate payment of approximately $660.7 million. Upon consummation of the Concentra Interest Purchases, Select owns in the aggregate approximately 99.3% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and 100.0% of the outstanding voting membership interests of Concentra Group Holdings Parent.

Regulatory Changes
The Medicare program reimburses healthcare providers for services furnished to Medicare beneficiaries, which are generally persons age 65 and older, those who are chronically disabled, and those suffering from end stage renal disease. The program is governed by the Social Security Act of 1965 and is administered primarily by the Department of Health and Human Services and CMS. Revenue generated directly from the Medicare program represented approximately 26%, 25%, and 23% of the Company’s revenue for the years ended December 31, 2019, 2020, and 2021, respectively.
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
Federal Health Care Program Changes in Response to the COVID-19 Pandemic
On January 31, 2020, HHS declared a public health emergency under section 319 of the Public Health Service Act, 42 U.S.C. § 247d, in response to the COVID-19 outbreak in the United States. The HHS Secretary renewed the public health emergency determination for 90-day periods effective on April 26, 2020, July 25, 2020, October 23, 2020, January 21, 2021, April 21, 2021, July 20, 2021, October 18, 2021, and January 16, 2022. On March 13, 2020, President Trump declared a national emergency due to the COVID-19 pandemic and the HHS Secretary authorized the waiver or modification of certain requirements under the Medicare, Medicaid and CHIP programs pursuant to section 1135 of the Social Security Act. Under this authority, CMS issued a number of blanket waivers that excuse health care providers or suppliers from specific program requirements. The following blanket waivers, while in effect, may impact our results of operations:
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
i.$100 billion in appropriations for the Public Health and Social Services Emergency Fund to be used for preventing, preparing, and responding to COVID-19, and for reimbursing “eligible health care providers for health care related expenses or lost revenues that are attributable to coronavirus.” The Paycheck Protection Program and Health Care Enhancement Act, Public Law 116-139, added $75 billion to this fund. The Consolidated Appropriations Act, 2021, added another $3 billion to this fund. HHS has allocated four general distributions from the fund for payments to Medicare providers. The Phase 1 General Distribution included $30 billion for health care providers that received Medicare fee-for-service payments in 2019. Another $20 billion was allocated to Medicare providers in a manner that was intended to make the entire $50 billion Phase 1 General Distribution proportional to each provider’s share of 2018 net patient revenue. Payments from the additional $20 billion allocation were determined based on the lesser of a provider’s 2018 (or most recent complete tax year) gross receipts or the sum of incurred losses for March and April of 2020. HHS distributed a total of $46.02 billion from the Phase 1 allocations. The Phase 2 General Distribution allocated $18 billion for providers in state Medicaid/CHIP programs, Medicaid managed care plans, dentists, and certain Medicare providers who did not receive a Phase 1 General Distribution payment. HHS distributed $5.98 billion from the $18 billion Phase 2 allocation. The Phase 3 General Distribution was projected to include $20 billion for providers to apply for if they suffered financial losses or changes in operating expenses caused by COVID-19 or if they were previously ineligible for a general distribution. HHS made $24.5 billion in payments as part of the Phase 3 General Distribution. HHS recently announced a Phase 4 General Distribution allocation of $17 billion. Providers could apply for a Phase 4 General Distribution payment if they had lost revenues and eligible expenses from July 1, 2020 to March 31, 2021. HHS said it intends to make the Phase 4 payments more equitable than earlier distributions and will reimburse smaller providers at a higher rate than large providers. The application for a Phase 4 General Distribution payment also allowed applicants to seek a payment from an $8.5 billion American Rescue Plan fund for providers that serve rural Medicaid, CHIP, or Medicare patients. The remainder of the COVID-19 related appropriations to the Public Health and Social Services Emergency Fund is for targeted allocations to providers in high impact COVID-19 areas ($20.75 billion), rural providers (approximately $11.09 billion), skilled nursing facilities (approximately $5 billion), nursing home infection control (approximately $2.75 billion), safety net hospitals (approximately $13.07 billion), Indian Health Service and urban health centers ($520 million), children’s hospitals ($1.06 billion), and unspecified allocations for providers treating uninsured COVID-19 patients. HHS also established a $2.25 billion incentive payment structure for skilled nursing facilities and nursing homes for keeping new COVID-19 infection and mortality rates among residents lower than the communities they serve.

Starting on July 1, 2021, recipients of these payments must begin reporting data to HHS on the use of the funds via an online portal. By September 30, 2021, recipients were required to report to HHS on the use of funds received from April 10, 2020 to June 30, 2020. HHS announced a 60-day grace period for this September 30, 2021 deadline because providers were facing challenges from recent natural disasters and the COVID-19 Delta variant. HHS would not initiate collection activities or enforcement actions against providers during this grace period. The deadline to apply payments received from April 10, 2020 to June 30, 2020 towards eligible expenses and lost revenue attributable to COVID-19 was June 30, 2021. For payments received from July 1, 2020 to December 31, 2020, recipients must use the funds by December 31, 2021 and will report to HHS regarding the use of the funds during the period of January 1, 2022 to March 31, 2022. Next, any payments received from January 1, 2021 to June 30, 2021 must be used by June 30, 2022 and recipients must report to HHS regarding such payments from July 1, 2022 to September 30, 2022. Finally, if any provider receives payments during the period of July 1, 2021 to December 31, 2021, the provider must use the funds by December 31, 2022 and report to HHS on the use of these funds during the period of January 1, 2023 to March 31, 2023. Any funds that a provider does not apply towards expenses or lost revenue attributable to COVID-19 must be returned to HHS within 30 calendar days after the end of the applicable reporting period. All recipients of funds are subject to audit by HHS, the HHS OIG, or the Pandemic Response Accountability Committee. Audits may include examination of the accuracy of the data providers submitted to HHS in their applications for payments.
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
iii.Temporary suspension of the 2% cut to Medicare payments due to sequestration so that, for the period of May 1, 2020 to December 31, 2020, the Medicare program will be exempt from any sequestration order. The Consolidated Appropriations Act, 2021, extended this temporary suspension of the 2% sequestration cut through March 31, 2021. The Medicare sequester relief bill, which became Public Law 117-7, extended the temporary suspension of the sequestration cut again, through December 31, 2021. To pay for the continued suspension of the sequestration cuts through December 31, 2021, Congress increased the sequestration cut that will apply in fiscal year 2030. The Protecting Medicare and American Farmers from Sequester Cuts Act, signed into law by President Biden on December 10, 2021, further extends the suspension of the sequestration cut through March 31, 2022, and reduces the sequestration cut to 1% from April 1, 2022 through June 30, 2022. The full 2% sequestration cut will resume July 1, 2022. To pay for this relief, Congress increased the sequestration cut to Medicare payments to 2.25% for the first sixth months of fiscal year 2030 and to 3% for the final sixth months of fiscal year 2030. The same legislation defers an across-the-board 4% payment cut due to the American Rescue Plan from the FY 2022 Statutory Pay-As-You-Go (“PAYGO”) scorecard to the FY 2023 PAYGO scorecard.
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
Fiscal Year 2020. On August 16, 2019, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2020 (affecting discharges and cost reporting periods beginning on or after October 1, 2019 through September 30, 2020). Certain errors in the final rule were corrected in a document published October 8, 2019. The standard federal rate was set at $42,678, an increase from the standard federal rate applicable during fiscal year 2019 of $41,559. The update to the standard federal rate for fiscal year 2020 included a market basket increase of 2.9%, less a productivity adjustment of 0.4%. The standard federal rate also included an area wage budget neutrality factor of 1.0020203. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $26,778, a decrease from the fixed-loss amount in the 2019 fiscal year of $27,121. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $26,552, an increase from the fixed-loss amount in the 2019 fiscal year of $25,743. For LTCH discharges occurring in cost reporting periods beginning in fiscal year 2020, site neutral payment rate cases began to be paid fully on the site neutral payment rate, rather than the transitional blended rate. However, the CARES Act waived the site neutral payment rate for patients admitted during the COVID-19 emergency period and in response to the public health emergency, as discussed above.
Fiscal Year 2021. On September 18, 2020, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2021 (affecting discharges and cost reporting periods beginning on or after October 1, 2020 through September 30, 2021). Certain errors in the final rule were corrected in a document published December 7, 2020. The standard federal rate was set at $43,755, an increase from the standard federal rate applicable during fiscal year 2020 of $42,678. The update to the standard federal rate for fiscal year 2021 included a market basket increase of 2.3% with no productivity adjustment. The standard federal rate also included an area wage budget neutrality factor of 1.0016837. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $27,195, an increase from the fixed-loss amount in the 2020 fiscal year of $26,778. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $29,064, an increase from the fixed-loss amount in the 2020 fiscal year of $26,552.
Fiscal Year 2022. On August 13, 2021, CMS published the final rule updating policies and payment rates for the LTCH-PPS for fiscal year 2022 (affecting discharges and cost reporting periods beginning on or after October 1, 2021 through September 30, 2022). The standard federal rate was set at $44,714, an increase from the standard federal rate applicable during fiscal year 2021 of $43,755. The update to the standard federal rate for fiscal year 2022 included a market basket increase of 2.6%, less a productivity adjustment of 0.7%. The standard federal rate also included an area wage budget neutrality factor of 1.002848. As a result of the CARES Act, all LTCH cases are paid at the standard federal rate during the public health emergency. If the public health emergency ends during fiscal year 2022, then CMS will return to using the site-neutral payment rate for reimbursement of cases that do not meet the LTCH patient criteria. The fixed-loss amount for high cost outlier cases paid under LTCH-PPS was set at $33,015, a significant increase from the fixed-loss amount in the 2021 fiscal year of $27,195. The fixed-loss amount for high cost outlier cases paid under the site-neutral payment rate was set at $30,988, an increase from the fixed-loss amount in the 2021 fiscal year of $29,064.
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
In the 2021 Medicare physician fee schedule final rule, CMS increased the values for the E/M office visit codes and cuts to other specialty codes to maintain budget neutrality. As a result, therapy services provided in our outpatient rehabilitation clinics received an estimated 3.6% decrease in payment from Medicare in calendar year 2021. The Consolidated Appropriations Act, 2021, provided relief in the form of a one-time 3.75% increase in payments in calendar year 2021 for therapy services and other services paid under the physician fee schedule.
In the calendar year 2022 physician fee schedule final rule, CMS announced that Medicare payments for the therapy specialty are expected to decrease 1% in 2022. After CMS issued the final rule, Congress passed the Protecting Medicare and American Farmers from Sequester Cuts Act, which provided in Section 3 a one-time 3% increase in payments in calendar year 2022 to offset most of the 3.75% cut to payments for therapy services and other services paid under the physician fee schedule. In the final rule, CMS also adopted its plan to transition the MIPS program to MVPs. CMS will begin the transition to MVPs in 2023 with an initial set of MVPs in which reporting is voluntary. Beginning in 2026, multispecialty groups must form subgroups to report MVPs. CMS plans to develop more MVPs from 2024 to 2027 and is considering that MVP reporting would become mandatory in 2028. Each MVP would include population health claims-based measures and require clinicians to report on the Promoting Interoperability performance category measures. In addition, MVP participants would select certain quality measures and improvement activities and then report data for such measures and activities.

Modifiers to Identify Services of Physical Therapy Assistants or Occupational Therapy Assistants
In the Medicare Physician Fee Schedule final rule for calendar year 2019, CMS established two new modifiers (CQ and CO) to identify services furnished in whole or in part by PTAs or OTAs. These modifiers were mandated by the Bipartisan Budget Act of 2018, which requires that claims for outpatient therapy services furnished in whole or part by therapy assistants on or after January 1, 2020 include the appropriate modifier. In the final 2020 Medicare physician fee schedule rule, CMS clarified that when the physical therapist is involved for the entire duration of the service and the PTA provides skilled therapy alongside the physical therapist, the CQ modifier is not required. Also, when the same service (code) is furnished separately by the physical therapist and PTA, CMS will apply the de minimis standard to each 15-minute unit of codes, not on the total physical therapist and PTA time of the service, allowing the separate reporting, on two different claim lines, of the number of units to which the new modifiers apply and the number of units to which the modifiers do not apply. In the calendar year 2022 physician fee schedule final rule, CMS implemented the final part of the requirements in the Bipartisan Budget Act of 2018 regarding PTA and OTA services. For dates of service on and after January 1, 2022, CMS will pay for physical therapy and occupational therapy services provided by PTAs and OTAs at 85% of the otherwise applicable Part B payment amount. CMS also modified the de minimis standard for calendar year 2022. Specifically, CMS will allow a timed service to be billed without the CQ or CO modifier when a PTA or OTA participates in providing care, but the physical therapist or occupational therapist meets the Medicare billing requirements without including the PTA’s or OTA’s minutes. This occurs when the physical therapist or occupational therapist provides more minutes than the 15-minute midpoint.

Critical Accounting Estimates
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
There is variability in the transaction price for services provided to our patients, as the transaction price is impacted by several factors, such as the patient’s condition and length of stay, which in turn impact the payment we expect to receive for providing such services. Variable consideration included in the transaction price is inclusive of our estimates of implicit discounts and other adjustments related to timely filing and documentation denials, out of network adjustments, and medical necessity denials, which are estimated using our historical experience. We are also subject to regular post-payment inquiries, investigations, and audits of the claims we submit for services provided. Some claims can take several years for resolution and may result in adjustments to the transaction price. Management includes in its estimates of the transaction price its expectations for these types of adjustments such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods. Historically, adjustments arising from a change in the transaction price have not been significant.
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
Insurance Risk Programs
Under a number of our insurance programs, which include our employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, we are liable for a portion of our losses before we can attempt to recover from the applicable insurance carrier. We accrue for losses under an occurrence-based approach, whereby we estimate the losses that will be incurred in a respective accounting period. The estimate of losses includes actuarial loss projections of both known claims and incurred but not reported claims. These estimates are based on specific claim facts, claim frequency and severity, payment patterns for historical claims, and estimates of fees for outside counsel. In addition to the actuarial loss projections, insurance premiums and out-of-pocket expenses for the administration and analysis of claims are included in the estimate of losses accrued in a respective accounting period.
We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $173.6 million and $173.5 million for our estimated losses under these insurance programs at December 31, 2020 and 2021, respectively. We also recorded insurance proceeds receivable of $13.0 million and $14.5 million at December 31, 2020 and 2021, respectively, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.

Goodwill
We operate four reporting units which include the critical illness recovery hospital reporting unit, the rehabilitation hospital reporting unit, the outpatient rehabilitation reporting unit, and the Concentra reporting unit. We assign goodwill to our reporting units based upon the specific nature of the business acquired or, when a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. When we dispose of a business, we allocate a portion of the reporting unit’s goodwill to that business based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. We evaluate our reporting units on an annual basis and, if our reporting units are reorganized, we reassign goodwill based on the relative fair values of the new reporting units.
We perform an annual goodwill impairment assessment for each of our reporting units as of October 1 or when events or conditions occur that might suggest a possible impairment. Events or conditions which might suggest impairment could include a significant change in the business environment, the regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit.
We first assess qualitative factors for each of our reporting units when performing our annual impairment assessment. In performing the qualitative assessment, we apply judgment in determining the events and circumstances that most affect the fair value of the reporting unit and in evaluating the significance of those identified events and circumstances in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of our assessments, we considered (i) the relationship between the reporting unit’s excess fair value over its carrying amount from the most recent quantitative impairment test, (ii) industry and market conditions, including the impacts of the COVID-19 pandemic, (iii) our historical financial performance, including our revenue, earnings, and operating cash flow growth trends, (iv) our forecasts of revenue, earnings, and operating cash flows, (v) cost factors, including the effects of inflation and rising prices, (vi) the regulatory environment, including reimbursement and compliance requirements such as those that exist under the Medicare program, (vii) other factors specific to each reporting unit, such as a change in strategy, a change in management, or acquisitions and divestitures affecting the composition of the reporting unit and its future operating results, and (viii) consideration of changes in our market capitalization. Historically, each reporting unit’s fair value has significantly exceeded its carrying value.
We have recorded total goodwill of $3.4 billion at December 31, 2021, of which $1.1 billion related to our critical illness recovery hospital reporting unit, $442.2 million related to our rehabilitation hospital reporting unit, $654.1 million related to our outpatient rehabilitation reporting unit, and $1.2 billion related to the Concentra reporting unit.
Our annual assessment, performed as of October 1, 2021, did not indicate that goodwill impairment was likely for any of our reporting units. We did not identify any goodwill impairment events as of December 31, 2021.

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

	For the Year Ended December 31,
	2019	2020	2021
Critical illness recovery hospital data:
Number of hospitals owned—start of period	96	100	99
Number of hospitals acquired	4	1	6
Number of hospital start-ups	—	—	—
Number of hospitals closed/sold	—	(2)	(1)
Number of hospitals owned—end of period	100	99	104
Number of hospitals managed—end of period	1	—	—
Total number of hospitals (all)—end of period	101	99	104
Available licensed beds(1)	4,265	4,362	4,518
Admissions(1)(2)	36,774	37,456	37,921
Patient days(1)(3)	1,038,361	1,111,756	1,133,039
Average length of stay (days)(1)(4)	28	30	30
Revenue per patient day(1)(5)	$1,753	$1,858	$1,972
Occupancy rate(1)(6)	68%	71%	71%
Percent patient days—Medicare(1)(7)	51%	45%	38%
Rehabilitation hospital data:
Number of hospitals owned—start of period	17	19	19
Number of hospitals acquired	—	1	1
Number of hospital start-ups	2	—	—
Number of hospitals closed/sold	—	(1)	—
Number of hospitals owned—end of period	19	19	20
Number of hospitals managed—end of period	10	11	10
Total number of hospitals (all)—end of period	29	30	30
Available licensed beds(1)	1,309	1,311	1,361
Admissions(1)(2)	24,889	25,081	28,868
Patient days(1)(3)	353,031	370,833	414,701
Average length of stay (days)(1)(4)	14	15	14
Revenue per patient day(1)(5)	$1,685	$1,793	$1,868
Occupancy rate(1)(6)	76%	78%	83%
Percent patient days—Medicare(1)(7)	52%	48%	49%
Outpatient rehabilitation data:
Number of clinics owned—start of period	1,423	1,461	1,503
Number of clinics acquired	31	17	33
Number of clinic start-ups	57	55	53
Number of clinics closed/sold	(50)	(30)	(17)
Number of clinics owned—end of period	1,461	1,503	1,572
Number of clinics managed—end of period	279	285	309
Total number of clinics (all)—end of period	1,740	1,788	1,881
Number of visits(1)(8)	8,719,282	7,593,344	9,193,624
Revenue per visit(1)(9)	$103	$104	$102

	For the Year Ended December 31,
	2019	2020	2021
Concentra data:
Number of centers owned—start of period	524	521	517
Number of centers acquired	6	6	6
Number of center start-ups	—	1	2
Number of centers closed/sold	(9)	(11)	(7)
Number of centers owned—end of period	521	517	518
Number of onsite clinics operated—end of period	131	134	134
Number of CBOCs owned—end of period	32	—	—
Number of visits(1)(8)	12,068,865	10,627,904	12,052,724
Revenue per visit(1)(9)	$122	$123	$125
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

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2019	2020	2021
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization(1)	85.1	85.2	85.2
General and administrative	2.4	2.5	2.4
Depreciation and amortization	3.8	3.6	3.2
Total costs and expenses	91.3	91.3	90.8
Other operating income	—	1.6	2.3
Income from operations	8.7	10.3	11.5
Loss on early retirement of debt	(0.7)	—	—
Equity in earnings of unconsolidated subsidiaries	0.5	0.5	0.7
Gain on sale of businesses	0.1	0.2	—
Interest income	—	—	0.1
Interest expense	(3.7)	(2.7)	(2.2)
Income before income taxes	4.9	8.3	10.1
Income tax expense	1.2	2.1	2.0
Net income	3.7	6.2	8.1
Net income attributable to non-controlling interests	1.0	1.5	1.6
Net income attributable to Select Medical Holdings Corporation	2.7%	4.7%	6.5%
_______________________________________________________________________________
(1)Cost of services includes salaries, wages and benefits, operating supplies, lease and rent expense, and other operating costs.

The following table summarizes selected financial data by segment for the periods indicated:

	Year Ended December 31,
	2019	2020	2021	% Change 2019 – 2020	% Change 2020 – 2021
	(in thousands, except percentages)
Revenue:
Critical illness recovery hospital	$1,836,518	$2,077,499	$2,246,772	13.1%	8.1%
Rehabilitation hospital	670,971	734,673	849,340	9.5	15.6
Outpatient rehabilitation	1,046,011	919,913	1,084,361	(12.1)	17.9
Concentra	1,628,817	1,501,434	1,732,041	(7.8)	15.4
Other(1)	271,605	298,194	292,001	9.8	(2.1)
Total Company	$5,453,922	$5,531,713	$6,204,515	1.4%	12.2%
Income (loss) from operations:
Critical illness recovery hospital(2)	$204,105	$290,896	$214,899	42.5%	(26.1)%
Rehabilitation hospital	108,535	125,476	157,027	15.6	25.1
Outpatient rehabilitation	123,530	50,155	108,683	(59.4)	116.7
Concentra(2)	176,606	162,515	305,264	(8.0)	87.8
Other(1)(2)	(140,895)	(61,385)	(72,099)	N/M	N/M
Total Company	$471,881	$567,657	$713,774	20.3%	25.7%
Adjusted EBITDA:
Critical illness recovery hospital(2)	$254,868	$342,427	$267,993	34.4%	(21.7)%
Rehabilitation hospital	135,857	153,203	184,704	12.8	20.6
Outpatient rehabilitation	151,831	79,164	138,275	(47.9)	74.7
Concentra(2)	276,482	252,892	389,616	(8.5)	54.1
Other(1)(2)	(108,130)	(27,120)	(33,229)	N/M	N/M
Total Company	$710,908	$800,566	$947,359	12.6%	18.3%
Adjusted EBITDA margins:
Critical illness recovery hospital(2)	13.9%	16.5%	11.9%
Rehabilitation hospital	20.2	20.9	21.7
Outpatient rehabilitation	14.5	8.6	12.8
Concentra(2)	17.0	16.8	22.5
Other(1)(2)	N/M	N/M	N/M
Total Company	13.0%	14.5%	15.3%
Total assets:
Critical illness recovery hospital	$2,099,833	$2,213,892	$2,304,116
Rehabilitation hospital	1,127,028	1,148,617	1,194,136
Outpatient rehabilitation	1,289,190	1,302,110	1,348,316
Concentra	2,372,187	2,400,646	2,275,345
Other(1)	452,050	590,134	238,258
Total Company	$7,340,288	$7,655,399	$7,360,171
Purchases of property and equipment:
Critical illness recovery hospital	$45,573	$49,726	$65,690
Rehabilitation hospital	27,216	7,571	13,003
Outpatient rehabilitation	33,628	28,876	36,301
Concentra	44,101	50,114	46,787
Other(1)	6,608	10,153	18,756
Total Company	$157,126	$146,440	$180,537
_______________________________________________________________________________
(1)Other includes our corporate administration and shared services, as well as employee leasing services with our non-consolidating subsidiaries. Total assets include certain non-consolidating joint ventures and minority investments in other healthcare related businesses.
(2)For the years ended December 31, 2021 and 2020, we recognized other operating income of $144.0 million and $90.0 million, respectively. We did not recognize other operating income during the year ended December 31, 2019. The impact of this income on the operating results of our segments and other activities is outlined within the tables presented under “Summary Financial Results.”
N/M —    Not meaningful.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
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
Revenue
Our revenue increased 12.2% to $6,204.5 million for the year ended December 31, 2021, compared to $5,531.7 million for the year ended December 31, 2020.
Critical Illness Recovery Hospital Segment. Revenue increased 8.1% to $2,246.8 million for the year ended December 31, 2021, compared to $2,077.5 million for the year ended December 31, 2020. The increase in revenue was principally due to an increase in revenue per patient day during the year ended December 31, 2021, as compared to the year ended December 31, 2020. Revenue per patient day increased 6.1% to $1,972 for the year ended December 31, 2021, compared to $1,858 for the year ended December 31, 2020. We experienced increases in both our non-Medicare and Medicare revenue per patient day during the year ended December 31, 2021, compared to the year ended December 31, 2020. Occupancy in our critical illness recovery hospitals was 71% for both the years ended December 31, 2021 and 2020. Our patient days increased 1.9% to 1,133,039 patient days for the year ended December 31, 2021, compared to 1,111,756 patient days for the year ended December 31, 2020. Our patient days for the year ended December 31, 2021 were positively impacted by the acquisition of seven hospitals during 2020 and 2021, as well as the reopening of our Panama City hospital in July 2020. These hospitals contributed 48,239 patient days during the year ended December 31, 2021, as compared to 9,670 patient days during the year ended December 31, 2020.
Rehabilitation Hospital Segment. Revenue increased 15.6% to $849.3 million for the year ended December 31, 2021, compared to $734.7 million for the year ended December 31, 2020. The increase in revenue resulted from increases in both patient volume and revenue per patient day during the year ended December 31, 2021, as compared to the year ended December 31, 2020. Occupancy in our rehabilitation hospitals increased to 83% for the year ended December 31, 2021, compared to 78% for the year ended December 31, 2020. Our patient days increased 11.8% to 414,701 days for the year ended December 31, 2021, compared to 370,833 days for the year ended December 31, 2020. Our patient volume during the year ended December 31, 2020 was adversely affected within our rehabilitation hospitals in New Jersey and South Florida that temporarily restricted their admissions as a result of the COVID-19 pandemic. Certain of our rehabilitation hospitals also experienced lower patient volume due to the suspension of elective surgeries at hospitals and other facilities, which consequently reduced the demand for inpatient rehabilitation services during the year ended December 31, 2020. Our revenue per patient day increased 4.2% to $1,868 for the year ended December 31, 2021, compared to $1,793 for the year ended December 31, 2020. We experienced increases in both our Medicare and non-Medicare revenue per patient day during the year ended December 31, 2021, compared to the year ended December 31, 2020.
Outpatient Rehabilitation Segment. Revenue increased 17.9% to $1,084.4 million for the year ended December 31, 2021, compared to $919.9 million for the year ended December 31, 2020. The increase in revenue was attributable to an increase in visits, which increased 21.1% to 9,193,624 for the year ended December 31, 2021, compared to 7,593,344 visits for the year ended December 31, 2020. During the year ended December 31, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume due to fewer patient referrals from physicians, a reduction in workers’ compensation injury visits due to the closure of businesses, the suspension of elective surgeries at hospitals and other facilities which resulted in less demand for outpatient rehabilitation services, and social distancing practices resulting from the COVID-19 pandemic. Our revenue per visit was $102 for the year ended December 31, 2021, compared to $104 for the year ended December 31, 2020. During the year ended December 31, 2020, we experienced changes in our payor mix as our patient volume declined from the effects of the COVID-19 pandemic. These changes caused our revenue per visit to increase. As our patient volume increased during the year ended December 31, 2021, as compared to the year ended December 31, 2020, our payor mix began to normalize and is now more closely aligned with the mix experienced during the months prior to the widespread emergence of COVID-19 in the United States.

Concentra Segment. Revenue increased 15.4% to $1,732.0 million for the year ended December 31, 2021, compared to $1,501.4 million for the year ended December 31, 2020. Our patient visits, which increased 13.4% to 12,052,724 for the year ended December 31, 2021, compared to 10,627,904 visits for the year ended December 31, 2020, contributed to the increase in revenue. During the year ended December 31, 2020, our centers experienced significant declines in patient visit volume due to employers furloughing their workforce and temporarily ceasing or significantly reducing their operations. Although we experienced temporary disruptions in our core businesses as a result of the COVID-19 pandemic, we were able to expand our services to provide COVID-19 screening and testing services. These services contributed $137.6 million of revenue during the year ended December 31, 2021, compared to $62.0 million during the year ended December 31, 2020. During the year ended December 31, 2021, our revenue per visit increased to $125, compared to $123 for the year ended December 31, 2020. We experienced a higher revenue per visit due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, during the year ended December 31, 2021. The increase in revenue per visit was offset partially by a greater percentage of employer services visits, which yield lower per visit rates. Additionally, the sale of Concentra’s Department of Veterans Affairs community-based outpatient clinic business on September 1, 2020 contributed to the change in revenue. The Concentra segment recognized $58.3 million of revenue related to this business during the year ended December 31, 2020.
Operating Expenses
Our operating expenses consist principally of cost of services and general and administrative expenses. Our operating expenses were $5,432.1 million, or 87.6% of revenue, for the year ended December 31, 2021, compared to $4,848.4 million, or 87.7% of revenue, for the year ended December 31, 2020. Our cost of services, a major component of which is labor expense, was $5,285.1 million, or 85.2% of revenue, for the year ended December 31, 2021, compared to $4,710.4 million, or 85.2% of revenue, for the year ended December 31, 2020. General and administrative expenses were $147.0 million, or 2.4% of revenue, for the year ended December 31, 2021, compared to $138.0 million, or 2.5% of revenue, for the year ended December 31, 2020.
Other Operating Income
Other operating income was $144.0 million for the year ended December 31, 2021, compared to $90.0 million for the year ended December 31, 2020.
For the year ended December 31, 2021, $123.8 million of other operating income is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. $89.1 million and $34.7 million of this other operating income is included within the operating results of our other activities and Concentra segment, respectively. For the year ended December 31, 2021, $19.9 million of other operating income is related to the outcome of litigation with CMS and is included in the operating results of our critical illness recovery hospital segment.
For the year ended December 31, 2020, the other operating income of $90.0 million is related to the recognition of payments received under the Provider Relief Fund for health care related expenses and lost revenues attributable to COVID-19. $88.9 million and $1.1 million of other operating income is included within the operating results of our other activities and Concentra segment, respectively.
Adjusted EBITDA
Critical Illness Recovery Hospital Segment. Adjusted EBITDA was $268.0 million for the year ended December 31, 2021, compared to $342.4 million for the year ended December 31, 2020. Our Adjusted EBITDA margin for the critical illness recovery hospital segment was 11.9% for the year ended December 31, 2021, compared to 16.5% for the year ended December 31, 2020. Our Adjusted EBITDA and Adjusted EBITDA margin for the year ended December 31, 2021 were adversely affected by the incurrence of additional operating expenses, particularly labor costs, as a result of the effects of the COVID-19 pandemic. Constrained staffing due to a shortage of healthcare workers, increased dependence on contract clinical workers, the loss of unvaccinated employees in jurisdictions requiring vaccination, and other factors described further under “Effects of the COVID-19 Pandemic on our Results of Operations” have contributed to the increased labor costs. The decrease in Adjusted EBITDA for our critical illness recovery hospital segment was offset in part by the recognition of $19.9 million of other operating income related to the outcome of litigation with CMS during the year ended December 31, 2021, as described further above under “Other Operating Income.”

Rehabilitation Hospital Segment. Adjusted EBITDA increased 20.6% to $184.7 million for the year ended December 31, 2021, compared to $153.2 million for the year ended December 31, 2020. Our Adjusted EBITDA margin for the rehabilitation hospital segment was 21.7% for the year ended December 31, 2021, compared to 20.9% for the year ended December 31, 2020. The increase in Adjusted EBITDA was driven by increases in both patient volume and revenue per patient day, as discussed further under “Revenue,” with the most significant increases occurring in our rehabilitation hospitals in New Jersey and South Florida that temporarily restricted their admissions as a result of the COVID-19 pandemic during the year ended December 31, 2020. Our Adjusted EBITDA and Adjusted EBITDA margin for our rehabilitation hospital segment have been affected by the incurrence of additional operating expenses which are due in part to the effects of the COVID-19 pandemic. Our rehabilitation hospitals have experienced increased usage of contract clinical labor during the year ended December 31, 2021 and the cost of this labor has risen significantly due to the demand for healthcare professionals.
Outpatient Rehabilitation Segment. Adjusted EBITDA increased 74.7% to $138.3 million for the year ended December 31, 2021, compared to $79.2 million for the year ended December 31, 2020. Our Adjusted EBITDA margin for the outpatient rehabilitation segment was 12.8% for the year ended December 31, 2021, compared to 8.6% for the year ended December 31, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were driven by increases in patient visit volume. During the year ended December 31, 2020, our outpatient rehabilitation clinics experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic, as described further above.
Concentra Segment. Adjusted EBITDA increased 54.1% to $389.6 million for the year ended December 31, 2021, compared to $252.9 million for the year ended December 31, 2020. Our Adjusted EBITDA margin for the Concentra segment was 22.5% for the year ended December 31, 2021, compared to 16.8% for the year ended December 31, 2020. The increase in patient visit volume contributed to the increases in Adjusted EBITDA and Adjusted EBITDA margin. As described further above, our Concentra segment experienced significant declines in patient visit volume as a result of the effects of the COVID-19 pandemic during the year ended December 31, 2020. The increases in Adjusted EBITDA and Adjusted EBITDA margin were also due in part to the COVID-19 screening and testing services provided at our centers and various onsite clinics located at employer worksites, as discussed further under “Revenue.” We incur lower operating expenses associated with these services as compared to our core services. Our Concentra segment also recognized $35.0 million of other operating income during the year ended December 31, 2021, as described further above under “Other Operating Income,” compared to $1.1 million for the year ended December 31, 2020.
Depreciation and Amortization
Depreciation and amortization expense was $202.6 million for the year ended December 31, 2021, compared to $205.7 million for the year ended December 31, 2020.
Income from Operations
For the year ended December 31, 2021, we had income from operations of $713.8 million, compared to $567.7 million for the year ended December 31, 2020. The improved operating performance of our Concentra, outpatient rehabilitation, and rehabilitation hospital segments contributed to the increase in income from operations. We also recognized other operating income of $144.0 million during the year ended December 31, 2021, as described further under “Other Operating Income,” compared to $90.0 million for the year ended December 31, 2020.
Equity in Earnings of Unconsolidated Subsidiaries
For the year ended December 31, 2021, we had equity in earnings of unconsolidated subsidiaries of $44.4 million, compared to $29.4 million for the year ended December 31, 2020. The increase in equity in earnings is principally due to the improved operating performance of our rehabilitation businesses in which we are a minority owner.
Gain on Sale of Businesses
We recognized a gain of $2.2 million during the year ended December 31, 2021. The gain resulted from the sale of a Concentra business.
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

Interest
Interest expense was $136.0 million for the year ended December 31, 2021, compared to $153.0 million for the year ended December 31, 2020. The decrease in interest expense was principally due to a decline in variable interest rates.
For the year ended December 31, 2021, we recognized interest income of $5.4 million. The interest income is related to the outcome of litigation with CMS.
Income Taxes
We recorded income tax expense of $129.8 million for the year ended December 31, 2021, which represented an effective tax rate of 20.6%. We recorded income tax expense of $111.9 million for the year ended December 31, 2020, which represented an effective tax rate of 24.5%. The decrease in the effective tax rate resulted from lower state and local effective tax rates and tax credits.
Refer to Note 19 – Income Taxes of the notes to our consolidated financial statements included herein for the reconciliations of the statutory federal income tax rate to our effective income rate for the years ended December 31, 2021 and 2020.
Net Income Attributable to Non-Controlling Interests
Net income attributable to non-controlling interests was $97.7 million for the year ended December 31, 2021, compared to $85.6 million for the year ended December 31, 2020. The increase in net income attributable to non-controlling interests was principally due to an increase in the net income of our Concentra segment during the year ended December 31, 2021. This increase resulted primarily from its improved operating performance and the recognition of $35.0 million of other operating income, as described further above, during the year ended December 31, 2021, as compared to $1.1 million for the year ended December 31, 2020.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2019, 2020, and 2021
In the following, we discuss cash flows from operating activities, investing activities, and financing activities.

	For the Year Ended December 31,
	2019	2020	2021
Cash flows provided by operating activities	$445,182	$1,028,073	$401,228
Cash flows used in investing activities	(316,729)	(115,353)	(256,594)
Cash flows provided by (used in) financing activities	32,251	(671,541)	(647,385)
Net increase (decrease) in cash and cash equivalents	160,704	241,179	(502,751)
Cash and cash equivalents at beginning of period	175,178	335,882	577,061
Cash and cash equivalents at end of period	$335,882	$577,061	$74,310
Operating activities provided $401.2 million, $1,028.1 million, and $445.2 million of cash flows for the years ended December 31, 2021, 2020, and 2019, respectively. During the year ended December 31, 2020, we experienced an increase in cash flows provided by operating activities as a result of receiving approximately $318.1 million of advance payments under the Accelerated and Advance Payment Program, as well as approximately $172.6 million of payments under the Provider Relief Fund. During the year ended December 31, 2021, we received an additional $43.1 million of payments under the Provider Relief Fund. Our repayment of the advance payments received under the Accelerated and Advance Payment Program began in April 2021. We experienced strong operating cash flows for the year ended December 31, 2021 despite CMS recouping $241.2 million of Medicare payments during this period. Refer to Note 22 – CARES Act of the notes to our consolidated financial statements included herein for further information regarding the CARES Act, including the recoupment provisions associated with the Accelerated and Advance Payment Program.
Our days sales outstanding was 52 days at December 31, 2021, 56 days at December 31, 2020, and 51 days at December 31, 2019. Our days sales outstanding will fluctuate based upon variability in our collection cycles and patient volumes.
Investing activities used $256.6 million, $115.4 million and $316.7 million of cash flows for the years ended December 31, 2021, 2020, and 2019, respectively. For the year ended December 31, 2021, the principal uses of cash were $180.5 million for purchases of property and equipment and $102.9 million for investments in and acquisitions of businesses. The cash outflows were offset in part by proceeds received from the sale of assets and businesses of $26.8 million. For the year ended December 31, 2020, the principal uses of cash were $146.4 million for purchases of property and equipment and $52.2 million for investments in and acquisitions of businesses. We also received proceeds from the sale of assets and business of $83.3 million. For the year ended December 31, 2019, the principal uses of cash were $157.1 million for purchases of property and equipment and $159.8 million for investments in and acquisitions of businesses.
Financing activities used $647.4 million of cash flows for the year ended December 31, 2021. The principal use of cash was $660.7 million for the purchase of additional membership interests of Concentra Group Holdings Parent, as discussed above under “Other Significant Events.” Other uses of cash included $79.5 million for repurchases of common stock, $73.1 million for distributions to and purchases of non-controlling interests, and $50.6 million of dividend payments to common stockholders. We had borrowings of $160.0 million under our revolving facility.
Financing activities used $671.5 million of cash flows for the year ended December 31, 2020. The principal use of cash was $576.4 million for the purchase of additional membership interests of Concentra Group Holdings Parent during the year ended December 31, 2020. We also used $39.8 million of cash for the mandatory prepayment of term loans under our credit facilities.

Financing activities provided $32.3 million of cash flows for the year ended December 31, 2019. The principal sources of cash were from the issuance of $1,225.0 million aggregate principal amount of 6.250% senior notes, $1,115.0 million of incremental term loan borrowings under our credit facilities, and $100.0 million of incremental term loan borrowings under the Concentra-JPM first lien credit agreement. These borrowings provided net financing cash inflows of $2,453.1 million. A portion of the net proceeds of the 6.250% senior notes, together with a portion of the proceeds from the incremental term loan borrowings under our credit facilities, were used by Select to redeem in full its $710.0 million 6.375% senior notes and to make a term loan in an aggregate principal amount of approximately $1,240.3 million to Concentra Inc. Concentra Inc. then repaid its $1,240.3 million term loan outstanding under the Concentra-JPM first lien credit agreement. The proceeds from the incremental term loans under the Concentra-JPM first lien credit agreement were used, in part, to repay the $240.0 million of term loans outstanding under the Concentra-JPM second lien credit agreement. We also used $98.8 million and $33.9 million of cash for mandatory prepayments of term loans outstanding under our credit facilities and the Concentra-JPM first and second lien credit agreements, respectively. During the year ended December 31, 2019, we had net repayments of $20.0 million under our and Concentra Inc.’s revolving facility.
Capital Resources
Working capital.    We had net working capital deficit of $133.6 million at December 31, 2021, compared to net working capital of $155.6 million at December 31, 2020. The decrease in our working capital was primarily caused by a reduction in cash resulting from the purchase of additional membership interests of Concentra Group Holdings Parent for $660.7 million on December 24, 2021. Refer to the “Liquidity” section below for additional discussion regarding our ability to finance our operations in the short term.
A significant component of our net working capital is our accounts receivable. Collection of these accounts receivable is our primary source of cash and is critical to our liquidity and capital resources. Most of our patients are subject to healthcare coverage through third party payor arrangements, including Medicare and Medicaid. It is our general policy to verify healthcare coverage prior to providing services. We have credit risk associated with our accounts receivable; however, we believe there is a remote possibility of default with these payors.
Credit facilities.    On June 2, 2021, Select entered into Amendment No. 5 to its credit agreement which, among other things, increased the aggregate commitments available under our revolving facility from $450.0 million to $650.0 million, including a $125.0 million sublimit for the issuance of standby letters of credit.
At December 31, 2021, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discounts and debt issuance costs of $13.3 million). At December 31, 2021, Select had $434.7 million of availability under its revolving facility after giving effect to $160.0 million of outstanding borrowings and $55.3 million of outstanding letters of credit.
On the last day of each calendar quarter, Select is required to pay each lender a commitment fee in respect of any unused commitments under the revolving facility, which is currently 0.375% per annum and subject to adjustment based on Select’s leverage ratio, as specified in the credit agreement.
As of December 31, 2021, Select’s leverage ratio (its ratio of total indebtedness to consolidated EBITDA for the prior four consecutive fiscal quarters), which is required to be maintained at less than 7.00 to 1.00 under the terms of the revolving facility, was 3.77 to 1.00.
Our credit facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Our credit facilities contain events of default for non-payment of principal and interest when due (subject, as to interest, to a grace period), cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control.
6.250% senior notes. At December 31, 2021, Select had $1,225.0 million of 6.250% senior notes outstanding (excluding the unamortized premium and debt issuance costs of $13.7 million).
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

Concentra-JPM First Lien Credit Agreement. On June 2, 2021, Concentra Inc. terminated its obligations under the Concentra-JPM first lien credit agreement. The Concentra-JPM first lien credit agreement provided for commitments of $100.0 million under Concentra Inc.’s revolving facility, which was set to mature on March 1, 2022.
Stock Repurchase Program.    Holdings’ board of directors previously authorized a common stock repurchase program to repurchase up to $500.0 million worth of shares of its common stock. On November 2, 2021, the board of directors increased the capacity of the program from $500.0 million to $1.0 billion worth of shares and the program has been extended until December 31, 2023. The common stock repurchase program will remain in effect until then, unless further extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings funds this program with cash on hand and borrowings under its revolving facility. During the year ended December 31, 2021, Holdings repurchased 1,770,720 shares at a cost of approximately $58.6 million, or $33.09 per share, which includes transaction costs. Since the inception of the program through December 31, 2021, Holdings has repurchased 40,351,628 shares at a cost of approximately $415.2 million, or $10.29 per share, which includes transaction costs.
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
Liquidity
The duration and extent of the impact from the COVID-19 pandemic on our operations and liquidity depends on future developments that cannot be accurately predicted at this time; however, we believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of December 31, 2021, we had cash and cash equivalents of $74.3 million and $434.7 million of availability under our revolving facility, after giving effect to $160.0 million of outstanding borrowings and $55.3 million of outstanding letters of credit.
Our material cash requirements from known contractual and other obligations include:
i.Debt payments, including finance lease payments – Our expected principal payments total $3,573.8 million, with $17.6 million payable within the next twelve months. We intend to refinance our long-term indebtedness before it matures. Refer to Note 11 – Long-Term Debt and Notes Payable of the notes to our consolidated financial statements included herein for additional information.
ii.Interest payments – Our expected interest payments on the 6.250% senior notes, term loan, and revolving facility total $526.8 million, with $132.4 million payable within the next twelve months. Interest payments for the 6.250% senior notes were calculated using the stated interest rate. Interest payments for the term loan and revolving facility were estimated using the average interest rates for the year ended December 31, 2021, which were 2.5% and 2.6%, respectively.
Our interest rate is indexed against 1-month LIBOR, which was less than 1.0% at December 31, 2021. Our interest rate cap limits our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan and applies to interest payments from and including April 30, 2021 through September 30, 2024. We will receive payments from the counterparty when 1-month LIBOR rises above 1.0%. We pay an annual premium equal to 0.0916% on the notional amount to the counterparty.
iii.Operating lease payments – Our expected operating lease payments total $1,490.1 million, with $284.4 million payable within the next twelve months. Refer to Note 6 – Leases of the notes to our consolidated financial statements included herein for additional information.
iv.Purchase and construction commitments – Our expected payments related to purchase and construction obligations total $207.7 million, with $101.9 million payable within the next twelve months. Our purchase obligations primarily relate to software licensing and support agreements which specify all significant contractual terms and are legally binding and enforceable. Our construction commitments are described further in Note 21 – Commitments and Contingencies.
v.Insurance liabilities – Our expected payments related to our insurance liabilities, including those for workers’ compensation and professional malpractice liabilities, total $173.5 million, with $69.1 million payable within the next twelve months. The amounts payable within the next twelve months are recorded in accrued other in the consolidated balance sheet as of December 31, 2021. The remaining amounts are recorded in other non-current liabilities.

vi.Other current liabilities recorded in the consolidated balance sheet as of December 31, 2021, such as accounts payable, accrued expenses, and government advances received under the Accelerated and Advance Payment Program, which are not specifically identified above.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest rates that are indexed against LIBOR.
As of December 31, 2021, Select had outstanding borrowings under its credit facilities consisting of a $2,103.4 million term loan (excluding unamortized original issue discount and debt issuance costs of $13.3 million) and $160.0 million of borrowings under its revolving facility.
In order to mitigate our exposure to rising interest rates, we entered into an interest rate cap transaction to limit our 1-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under our term loan. The agreement applies to interest payments from and including April 30, 2021 through September 30, 2024. As of December 31, 2021, the 1-month LIBOR rate was 0.10%.
As of December 31, 2021, a 0.25% change in market interest rates would impact the interest expense on our variable rate debt by $5.7 million until 1-month LIBOR exceeds 1.0%, at which time the impact of increases in 1-month LIBOR on our interest expense will be mitigated in part by the interest rate cap, as described further in Note 12 – Interest Rate Cap of the notes to our consolidated financial statements included herein.
Item 8.    Financial Statements and Supplementary Data.
See Consolidated Financial Statements and Notes thereto commencing at Page F-1.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2021 to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining an adequate system of internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria of “Internal Control—Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or “COSO,” as of December 31, 2021. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (2013)” issued by COSO. Based on this assessment, management concludes that, as of December 31, 2021, internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Item 9B.    Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and Compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors” and “Election of Directors—Directors and Nominees” in the Company’s definitive proxy statement for use in connection with the 2022 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed within 120 days after the end of the Company’s fiscal year ended December 31, 2021. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this annual report on Form 10-K under Item 1 of Part I as permitted by the Instruction to Item 401 of Regulation S-K.
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
Equity Compensation Plan Information
Set forth in the table below is a list of all of our equity compensation plans and the number of securities to be issued on exercise of equity rights, average exercise price, and number of securities that would remain available under each plan if outstanding equity rights were exercised as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders:
Select Medical Holdings Corporation 2020 Equity Incentive Plan	—	—	4,660,593
Equity compensation plans not approved by security holders	—	—	—

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
ii.Financial Statement Schedule: See Schedule II—Valuation and Qualifying Accounts appearing on page F-40 of this report.
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

3.2
Form of Restated Certificate of Incorporation of Select Medical Holdings Corporation, incorporated by reference to Exhibit 3.3 of Select Medical Holdings Corporation’s Form S-1/A filed September 21, 2009 (Reg. No. 333-152514).

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

10.53
Credit Agreement, dated as of March 6, 2017, among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, Wells Fargo Securities, LLC and Deutsche Bank Securities Inc., as CoSyndication Agents and RBC Capital Markets, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA, PNC Bank, National Association and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents and the other lenders and issuing banks party thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K of Select Medical Holdings Corporation and Select Medical Corporation filed on March 7, 2017 (Reg. Nos. 001- 34465 and 001-31441).

10.54
Change of Control Agreement, dated February 16, 2017, between Select Medical Corporation and John A. Saich, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation and Select Medical Corporation filed May 4, 2017 (Reg. Nos. 001- 34465 and 001-31441).

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

Number	Description
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

Number	Description
10.71
Form of Restricted Stock Award Agreement under the Select Medical Holdings Corporation 2020 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.71 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 25, 2021 (Reg. No. 001-34465).

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

10.75
Change of Control Agreement, dated February 18, 2021, between Select Medical Corporation and Thomas P. Mullin, incorporated herein by reference to Exhibit 10.75 of the Annual Report on Form 10-K of Select Medical Holdings Corporation filed on February 25, 2021 (Reg. No. 001-34465).

10.76
Amendment No. 5, dated June 2, 2021, to the Credit Agreement, dated March 6, 2017, by and among Select Medical Holdings Corporation, Select Medical Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, and the other lenders and issuing banks party thereto, as amended by Amendment No. 1, dated as of March 22, 2018, Amendment No. 2, dated as of October 26, 2018, Amendment No. 3, dated as of August 1, 2019 and Amendment No. 4, dated as of December 10, 2019, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on June 4, 2021 (Reg. No. 001-34465).

10.77
First Addendum to Lease Agreement, dated as of July 21, 2021, between Old Gettysburg Associates V, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.1 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.78
Letter Agreement, dated August 6, 2021, between Robert A. Ortenzio and Select Medical Corporation, incorporated herein by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.79
First Amendment to Lease Agreement, dated as of August 9, 2021, between Century Park Investments, LP and Select Medical Corporation, incorporated herein by reference to Exhibit 10.3 of the Quarterly Report on Form 10-Q of Select Medical Holdings Corporation filed on November 4, 2021 (Reg. No. 001-34465).

10.80
Interest Purchase Agreement, dated December 24, 2021, by and among Concentra Group Holdings Parent, LLC, Select Medical Corporation, Welsh, Carson, Anderson & Stowe XII, L.P., Dignity Health Holding Corporation and the other signatories thereto, incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on December 28, 2021 (Reg. No. 001-34465).

10.81	Fourth Amendment to Lease Agreement, dated as of December 28, 2021, between Old Gettysburg Associates II, LP and Select Medical Corporation.
21.1	Subsidiaries of Select Medical Holdings Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2022.

/s/ ROCCO A. ORTENZIO Rocco A. Ortenzio Director, Vice Chairman and Co-Founder	/s/ ROBERT A. ORTENZIO Robert A. Ortenzio Director, Executive Chairman and Co-Founder
/s/ DAVID S. CHERNOW David S. Chernow President and Chief Executive Officer (principal executive officer)	/s/ MARTIN F. JACKSON Martin F. Jackson Executive Vice President and Chief Financial Officer (principal financial officer)
/s/ SCOTT A. ROMBERGER Scott A. Romberger Senior Vice President and Chief Accounting Officer (principal accounting officer)	/s/ RUSSELL L. CARSON Russell L. Carson Director
/s/ BRYAN C. CRESSEY Bryan C. Cressey Director	/s/ WILLIAM H. FRIST, M.D. William H. Frist, M.D. Director
/s/ JAMES S. ELY III James S. Ely III Director	/s/ DANIEL J. THOMAS Daniel J. Thomas Director
/s/ THOMAS A. SCULLY Thomas A. Scully Director	/s/ KATHERINE R. DAVISSON Katherine R. Davisson Director
/s/ MARILYN B. TAVENNER Marilyn B. Tavenner Director	/s/ PARVINDERJIT S. KHANUJA Parvinderjit S. Khanuja Director

SELECT MEDICAL HOLDINGS CORPORATION

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Select Medical Holdings Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Select Medical Holdings Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and income and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of patient accounts receivable
As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by federal and state governmental authorities, managed care health plans, commercial insurance companies, and workers’ compensation and employer-directed programs. As of December 31, 2021, accounts receivable of the Company totaled approximately $889.3 million. As disclosed by management, accounts receivable is reported at an amount equal to the amount it expects to collect for providing healthcare services to its patients. This amount is inclusive of management’s estimate of factors such as implicit discounts and other adjustments, which are estimated using historical experience.
The principal considerations for our determination that performing procedures relating to the valuation of patient accounts receivable is a critical audit matter are the significant judgment by management in estimating accounts receivable at an amount equal to the amount management expects to receive, which in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing procedures and evaluating the audit evidence obtained in relation to the valuation of patient accounts receivable.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of patient accounts receivable, including controls over management’s valuation approach, assumptions and data used to estimate patient accounts receivable. These procedures included, among others: (i) testing management’s process for developing its estimate of patient accounts receivable; (ii) testing the completeness, accuracy, and relevance of the underlying data used to estimate patient accounts receivable, including historical billing and reimbursement data; (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which management expects to collect by comparing actual cash receipts related to patient accounts receivable balances which existed as of the prior period balance sheet date; and (iv) for the Outpatient Rehabilitation segment, developing an independent expectation of the net accounts receivable balance. Developing an independent expectation involved calculating the percentage of cash collections as compared to the corresponding revenue transactions either throughout the year or as of the end of the prior year, applying those calculated percentages to the recorded accounts receivable balance as of December 31, 2021, and comparing the calculated balance to management’s estimate of the Outpatient Rehabilitation net accounts receivable balance.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 24, 2022
We have served as the Company’s auditor since 2005.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Select Medical Holdings Corporation
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$577,061	$74,310
Accounts receivable	896,763	889,303
Prepaid income taxes	5,686	55,620
Other current assets	114,490	120,206
Total Current Assets	1,594,000	1,139,439
Operating lease right-of-use assets	1,032,217	1,078,754
Property and equipment, net	943,420	961,467
Goodwill	3,379,014	3,448,912
Identifiable intangible assets, net	387,541	374,879
Other assets	319,207	356,720
Total Assets	$7,655,399	$7,360,171
LIABILITIES AND EQUITY
Current Liabilities:
Overdrafts	$—	$42,353
Current operating lease liabilities	220,413	229,334
Current portion of long-term debt and notes payable	12,621	17,572
Accounts payable	177,087	233,844
Accrued payroll	224,876	247,292
Accrued vacation	132,811	144,048
Accrued interest	29,240	29,002
Accrued other	228,948	244,312
Government advances (Note 22)	321,807	83,790
Unearned government assistance (Note 22)	82,607	93
Income taxes payable	7,956	1,437
Total Current Liabilities	1,438,366	1,273,077
Non-current operating lease liabilities	875,367	916,540
Long-term debt, net of current portion	3,389,398	3,556,385
Non-current deferred tax liability	132,421	142,792
Other non-current liabilities	168,703	106,442
Total Liabilities	6,004,255	5,995,236
Commitments and contingencies (Note 21)
Redeemable non-controlling interests	398,171	39,033
Stockholders’ Equity:
Common stock, $0.001 par value, 700,000,000 shares authorized, 134,850,735 and 133,884,817 shares issued and outstanding at 2020 and 2021, respectively	135	134
Capital in excess of par	509,128	504,314
Retained earnings	553,244	593,251
Accumulated other comprehensive income (loss)	(2,027)	12,282
Total Stockholders’ Equity	1,060,480	1,109,981
Non-controlling interests	192,493	215,921
Total Equity	1,252,973	1,325,902
Total Liabilities and Equity	$7,655,399	$7,360,171

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2019	2020	2021
Revenue	$5,453,922	$5,531,713	$6,204,515
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	4,641,002	4,710,372	5,285,149
General and administrative	128,463	138,037	146,975
Depreciation and amortization	212,576	205,659	202,645
Total costs and expenses	4,982,041	5,054,068	5,634,769
Other operating income	—	90,012	144,028
Income from operations	471,881	567,657	713,774
Other income and expense:
Loss on early retirement of debt	(38,083)	—	—
Equity in earnings of unconsolidated subsidiaries	24,989	29,440	44,428
Gain on sale of businesses	6,532	12,387	2,155
Interest income	—	—	5,350
Interest expense	(200,570)	(153,011)	(135,985)
Income before income taxes	264,749	456,473	629,722
Income tax expense	63,718	111,867	129,773
Net income	201,031	344,606	499,949
Less: Net income attributable to non-controlling interests	52,582	85,611	97,724
Net income attributable to Select Medical Holdings Corporation	$148,449	$258,995	$402,225
Earnings per common share (Note 20):
Basic	$1.10	$1.93	$2.98
Diluted	$1.10	$1.93	$2.98

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Comprehensive Income
(in thousands)

	For the Year Ended December 31,
	2019	2020	2021
Net income	$201,031	$344,606	$499,949
Other comprehensive income (loss), net of tax:
Gain (loss) on interest rate cap cash flow hedge	—	(2,027)	14,270
Reclassification adjustment for (gains) losses included in net income	—	—	39
Net change, net of tax benefit (expense) of $—, $705 and $(4,799)	—	(2,027)	14,309
Comprehensive income	201,031	342,579	514,258
Less: Comprehensive income attributable to non-controlling interests	52,582	85,611	97,724
Comprehensive income attributable to Select Medical Holdings Corporation	$148,449	$256,968	$416,534

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Changes in Equity and Income
(in thousands)

		Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2018	135,266	$135	$482,556	$320,351	$—	$803,042	$113,198	$916,240
Net income attributable to Select Medical Holdings Corporation				148,449		148,449		148,449
Net income attributable to non-controlling interests						—	26,626	26,626
Issuance of restricted stock	1,500	2	(2)			—		—
Forfeitures of unvested restricted stock	(43)	0	0			—		—
Vesting of restricted stock			23,382			23,382		23,382
Repurchase of common shares	(2,500)	(3)	(22,565)	(15,963)		(38,531)		(38,531)
Exercise of stock options	105	0	964			964		964
Issuance of non-controlling interests			6,499			6,499	31,622	38,121
Distributions to and purchases of non-controlling interests			204			204	(15,065)	(14,861)
Redemption value adjustment on non-controlling interests				(172,915)		(172,915)		(172,915)
Other				(122)		(122)	1,682	1,560
Balance at December 31, 2019	134,328	$134	$491,038	$279,800	$—	$770,972	$158,063	$929,035
Net income attributable to Select Medical Holdings Corporation				258,995		258,995		258,995
Net income attributable to non-controlling interests						—	47,850	47,850
Issuance of restricted stock	1,478	1	(1)			—		—
Forfeitures of unvested restricted stock	(84)	0	0			—		—
Vesting of restricted stock			24,738			24,738		24,738
Repurchase of common shares	(872)	0	(8,996)	(7,038)		(16,034)		(16,034)
Issuance of non-controlling interests			3,042			3,042	5,020	8,062
Distributions to and purchases of non-controlling interests			102	(5,935)		(5,833)	(20,787)	(26,620)
Redemption value adjustment on non-controlling interests				27,470		27,470		27,470
Other comprehensive loss					(2,027)	(2,027)		(2,027)
Other			(795)	(48)		(843)	2,347	1,504
Balance at December 31, 2020	134,850	$135	$509,128	$553,244	$(2,027)	$1,060,480	$192,493	$1,252,973
Net income attributable to Select Medical Holdings Corporation				402,225		402,225		402,225
Net income attributable to non-controlling interests						—	47,571	47,571
Cash dividends declared for common stockholders ($0.375 per share)				(50,600)		(50,600)		(50,600)
Issuance of restricted stock	1,363	1	(1)			—		—
Forfeitures of unvested restricted stock	(18)	0	0			—		—
Vesting of restricted stock			28,798			28,798		28,798
Repurchase of common shares	(2,311)	(2)	(33,322)	(46,152)		(79,476)		(79,476)
Issuance of non-controlling interests			3,646			3,646	17,540	21,186
Non-controlling interests acquired in business combination						—	11,153	11,153
Distributions to and purchases of non-controlling interests			(3,757)	(15,440)		(19,197)	(52,961)	(72,158)
Redemption value adjustment on non-controlling interests				(250,083)		(250,083)		(250,083)
Other comprehensive income					14,309	14,309		14,309
Other			(178)	57		(121)	125	4
Balance at December 31, 2021	133,884	$134	$504,314	$593,251	$12,282	$1,109,981	$215,921	$1,325,902

The accompanying notes are an integral part of these consolidated financial statements.

Select Medical Holdings Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2019	2020	2021
Operating activities
Net income	$201,031	$344,606	$499,949
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions from unconsolidated subsidiaries	20,222	35,390	37,002
Depreciation and amortization	212,576	205,659	202,645
Provision for expected credit losses	3,038	604	236
Equity in earnings of unconsolidated subsidiaries	(24,989)	(29,440)	(44,428)
Loss on extinguishment of debt	22,130	—	—
Gain on sale of assets and businesses	(6,321)	(22,563)	(2,409)
Stock compensation expense	26,451	27,250	30,940
Amortization of debt discount, premium and issuance costs	11,566	2,184	2,217
Deferred income taxes	(7,435)	(14,715)	5,055
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(57,991)	(116,601)	23,101
Other current assets	(4,259)	(18,775)	(2,418)
Other assets	6,122	17,587	(7,196)
Accounts payable	5,743	27,325	53,392
Accrued expenses	37,298	168,839	(73,159)
Government advances	—	318,116	(241,185)
Unearned government assistance	—	82,607	(82,514)
Net cash provided by operating activities	445,182	1,028,073	401,228
Investing activities
Business combinations, net of cash acquired	(93,705)	(20,808)	(81,911)
Purchases of property and equipment	(157,126)	(146,440)	(180,537)
Investment in businesses	(66,090)	(31,425)	(20,967)
Proceeds from sale of assets and businesses	192	83,320	26,821
Net cash used in investing activities	(316,729)	(115,353)	(256,594)
Financing activities
Borrowings on revolving facilities	700,000	470,000	160,000
Payments on revolving facilities	(720,000)	(470,000)	—
Proceeds from term loans	1,208,106	—	—
Payments on term loans	(1,618,170)	(39,843)	—
Proceeds from 6.250% senior notes	1,244,987	—	—
Payment on 6.375% senior notes	(710,000)	—	—
Revolving facility debt issuance costs	(310)	—	—
Borrowings of other debt	24,225	40,108	33,013
Principal payments on other debt	(30,604)	(48,381)	(39,668)
Dividends paid to common stockholders	—	—	(50,600)
Repurchase of common stock	(38,531)	(16,034)	(79,476)
Proceeds from exercise of stock options	964	—	—
Increase (decrease) in overdrafts	(25,083)	—	42,353
Proceeds from issuance of non-controlling interests	18,447	7,564	20,732
Distributions to and purchases of non-controlling interests	(21,780)	(38,589)	(73,081)
Purchase of membership interests of Concentra Group Holdings Parent (Note 2)	—	(576,366)	(660,658)
Net cash provided by (used in) financing activities	32,251	(671,541)	(647,385)
Net increase (decrease) in cash and cash equivalents	160,704	241,179	(502,751)
Cash and cash equivalents at beginning of period	175,178	335,882	577,061
Cash and cash equivalents at end of period	$335,882	$577,061	$74,310
Supplemental information:
Cash paid for interest	$182,992	$155,236	$132,203
Cash paid for taxes	70,592	108,890	181,184
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$28,760	$24,480	$23,441

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
The Company is, based on number of facilities, one of the largest operators of critical illness recovery hospitals, rehabilitation hospitals, outpatient rehabilitation clinics, and occupational health centers in the United States. As of December 31, 2021, the Company had operations in 46 states and the District of Columbia. As of December 31, 2021, the Company operated 104 critical illness recovery hospitals, 30 rehabilitation hospitals, and 1,881 outpatient rehabilitation clinics. As of December 31, 2021, Concentra operated 518 occupational health centers and 134 onsite clinics at employer worksites.
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
Variable Interest Entities
Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning medical practices which directly employ physicians and from exercising control over medical decisions by physicians. In these states, the Company enters into long-term management agreements with medical practices that are owned by licensed physicians which, in turn, employ or contract with physicians who provide professional medical services in certain of its occupational health centers and clinics. The agreements provide for the Company to direct the transfer of ownership of the medical practices to new licensed physicians at any time. Based on the provisions of the management agreements, the medical practices are variable interest entities for which the Company is the primary beneficiary.

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
A right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents an obligation to make lease payments arising from a lease. Right-of-use assets and lease liabilities are measured at the present value of the remaining fixed lease payments at lease commencement. As most of the Company’s leases do not specify an implicit rate, the Company uses its incremental borrowing rate, which coincides with the lease term at the commencement of a lease, in determining the present value of its remaining lease payments. The Company’s leases may also specify extension or termination clauses; these options are factored into the measurement of the lease liability when it is reasonably certain that the Company will exercise the option. Right-of-use assets also include any prepaid lease payments and initial direct costs, less any lease incentive received, at the lease commencement date.
The Company has elected to account for lease and non-lease components, such as common area maintenance, as a single lease component for its facility leases. As a result, the fixed payments that would otherwise be allocated to the non-lease components are accounted for as lease payments and are included in the measurement of the Company’s right-of-use asset and lease liability.
For the Company’s operating leases, lease expense, a component of cost of services and general and administrative expense in the consolidated statements of operations, is recognized on a straight-line basis over the lease term. For the Company’s finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization expense related to the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also makes variable lease payments which are expensed as incurred. These payments relate to changes in indexes or rates after the lease commencement date, as well as property taxes, insurance, and common area maintenance which were not fixed at lease commencement. This expense is a component of cost of services and general and administrative expense in the consolidated statements of operations.
The Company may enter into arrangements to sublease portions of its facilities and the Company typically retains the obligation to the lessor under these arrangements. The Company’s subleases are classified as operating leases; accordingly, the Company continues to account for the original leases as it did prior to commencement of the subleases. Sublease income, a component of cost of services in the consolidated statements of operations, is recognized on a straight-line basis, as a reduction to lease expense, over the term of the sublease.
The Company elected the short-term lease exemption for equipment leases; accordingly, equipment leases with terms of 12 months or less are not recorded in the consolidated balance sheets. For these leases, the Company recognizes lease payments on a straight-line basis over the lease term and variable lease payments are expensed as incurred. These expenses are included as components of cost of services in the consolidated statements of operations.

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
Intangible Assets
Goodwill and indefinite-lived identifiable intangible assets
Goodwill and other indefinite-lived intangible assets are recognized primarily as the result of business combinations. Goodwill is assigned to reporting units based upon the specific nature of the business acquired or, when a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. When the Company disposes of a business, the Company allocates a portion of the reporting unit’s goodwill to that business based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. The Company evaluates its reporting units on an annual basis and, if its reporting units are reorganized, the Company reassigns goodwill based on the relative fair values of the new reporting units.
Goodwill and other indefinite-lived intangible assets are not amortized, but instead are subject to periodic impairment evaluations. The Company performs its impairment tests annually as of October 1 or when events or conditions occur that might suggest a possible impairment. Events or conditions which might suggest impairment could include a significant change in the business environment, the regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit.
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
At December 31, 2021, the Company’s other indefinite-lived intangible assets consist of trademarks, certificates of need, and accreditations. To determine the fair values of its trademarks, the Company uses a relief from royalty income approach. For the Company’s certificates of need and accreditations, the Company performs qualitative assessments. As part of these assessments, the Company evaluates the current business environment, regulatory environment, legal and other company-specific factors. If it is more likely than not that the fair values are less than the carrying values, the Company performs a quantitative impairment test.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
The Company’s most recent impairment assessments were completed during the fourth quarter of 2021 utilizing information as of October 1, 2021. The Company did not identify any instances of impairment with respect to goodwill or other indefinite-lived intangible assets as of October 1, 2021.
Finite-lived identifiable intangible assets
Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are consumed or otherwise depleted. If such a pattern cannot be reliably determined, finite-lived intangible assets are amortized on a straight-line basis over their estimated lives. Management believes that the below estimated useful lives are reasonable based on the economic factors applicable to each class of finite-lived intangible asset. The general range of useful lives is as follows:

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
Equity Method Investments
The Company applies the equity method of accounting for investments in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee, but does not possess a controlling financial interest in the investee. Investments of this nature are recorded at their original cost and adjusted periodically to recognize the Company’s share of its investees’ net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed the carrying amount, the investment balance is reduced to zero. The Company resumes accounting for the investment under the equity method if the investee subsequently reports net income and the Company’s share of that net income exceeds the share of the net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. The Company evaluates its equity method investments for impairment when there is evidence or indicators that a loss in value may be other than temporary.

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
Revenue Recognition
Patient Service Revenues
Patient service revenues are recognized at an amount equal to the consideration the Company expects to be entitled to in exchange for providing healthcare services to its patients. Amounts owed for services provided are the obligations of the Company’s patients and can be paid for by third-party payors, including health insurers, government programs, and other payors on the patient’s behalf. Most of the Company’s patients are subject to healthcare coverage through a third-party payor arrangement. Given the nature and extent of third-party payor arrangements, the Company disaggregates its revenue by the following payor categories:
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
Other Revenues
The Company recognizes revenue for other services which principally consist of management and employee leasing services under contractual arrangements with related parties affiliated with the Company and non-affiliated healthcare institutions. The Company accounts for management and employee leasing services as single performance obligations satisfied over time. The transaction price is variable in nature and the Company recognizes revenue in amounts which are commensurate with the level of services provided during the period. The Company’s transaction price is determined such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods.
Recently Adopted Accounting Guidance
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
Borrowings under the Company’s credit agreement bear interest, at the election of Select, based on LIBOR or an alternate base rate. The Company currently elects for its term loan borrowings to bear interest at a rate that is indexed to one-month LIBOR. Provisions within the credit agreement provide the Company with the ability to agree with JPMorgan Chase Bank, N.A., as administrative agent to the lenders, to replace LIBOR with a different reference rate in the event that LIBOR ceases to exist. The Company has not yet agreed upon a different reference rate with JPMorgan Chase Bank, N.A.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.     Organization and Significant Accounting Policies (Continued)
For the Company’s cash flow hedge, which mitigates the Company’s exposure to increases in the one-month LIBOR rate above 1.0% on $2.0 billion of principal outstanding under the term loan, the Company has elected to assert that the hedged forecasted transaction remains probable of occurring, regardless of a modification or expected modification that may replace one-month LIBOR with a different reference rate. The Company intends to modify the cash flow hedge’s contractual terms related to the replacement of the reference rate, as necessary, to align with the reference rate specified for the Company’s term loan. For the purpose of the assessment of hedge effectiveness, the Company assumes that the reference rate will not be replaced for the remainder of the hedging relationship, as outlined by Topic 848. The Company’s cash flow hedge is described further in Note 12 – Interest Rate Cap.
ASU 2020-04 has not had, and the Company does not expect it to have in future periods, a material impact on the Company's consolidated financial statements.
Government Assistance
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), which requires business entities to disclose information about certain government assistance they receive if they account for the transactions by applying a grant or contribution model by analogy (for example, International Financial Reporting Standards (“IFRS”) guidance in International Accounting Standard (“IAS”) 20 or guidance on contributions for not-for-profit entities in Accounting Standards Codification (“ASC”) 958-605). For transactions in the scope of the new standard, business entities will need to provide information about the nature of the transaction and the accounting policy used, the significant terms and conditions associated with the transaction, and the amounts and financial statement line items affected by the transaction. The new guidance is effective for annual reporting periods beginning after December 15, 2021; however, early adoption is permitted. The disclosure requirements can be applied either prospectively or retrospectively.
The Company early adopted ASU 2021-10 as of December 31, 2021. ASU 2021-10 did not have an impact on the Company's consolidated financial statements upon adoption.
Recent Accounting Guidance Not Yet Adopted
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
Under the terms of the Amended and Restated Limited Liability Company Agreement of Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”), certain members of Concentra Group Holdings Parent had put rights that obligated the Company to purchase such members’ equity interests when exercised. The Company could elect to pay the purchase price for those equity interests in cash or in shares of Holdings’ common stock. On December 24, 2021, the Company purchased the equity interests which were subject to these provisions.
The Company will adopt this ASU using the modified retrospective method of transition as of January 1, 2022. ASU 2020-06 will not have an impact on the Company's consolidated financial statements upon adoption.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests have been comprised primarily of the voting membership interests owned by outside members of Concentra Group Holdings Parent each which have put rights with respect to their interests in Concentra Group Holdings Parent. The redemption value of the voting membership interests was approximately $368.9 million as of December 31, 2020. There were no voting membership interests owned by outside members of Concentra Group Holdings Parent as of December 31, 2021. The remainder of the Company’s redeemable non-controlling interest balance primarily relates to put rights held by outside partners in eight less than wholly owned subsidiaries.
During the year ended December 31, 2020, Select, Welsh, Carson, Anderson & Stowe XII, L.P. (“WCAS”), Dignity Health Holding Corporation (“DHHC”), and other members of Concentra Group Holdings Parent entered into agreements pursuant to which Select acquired additional outstanding membership interests of Concentra Group Holdings Parent. The aggregate purchase price for these interests was $576.4 million. Following these purchases, Select owned approximately 78.0% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and approximately 79.8% of the outstanding voting membership interests of Concentra Group Holdings Parent.
During the year ended December 31, 2021, Select, WCAS, DHHC, and other members of Concentra Group Holdings Parent entered into agreements pursuant to which Select acquired additional outstanding membership interests of Concentra Group Holdings Parent. The aggregate purchase price for these interests was $660.7 million. Following these purchases, Select owns approximately 99.3% of the outstanding membership interests of Concentra Group Holdings Parent on a fully diluted basis and 100.0% of the outstanding voting membership interests of Concentra Group Holdings Parent.
The changes in redeemable non-controlling interests are as follows:

	For the Year Ended December 31,
	2019	2020	2021
	(in thousands)
Balance as of January 1	$780,488	$974,541	$398,171
Net income attributable to redeemable non-controlling interests	25,956	37,761	50,153
Distributions to and purchases of redeemable non-controlling interests	(6,205)	(11,255)	(911)
Redemption value adjustment on redeemable non-controlling interests	172,915	(27,470)	250,083
Purchase of membership interests of Concentra Group Holdings Parent	—	(576,366)	(660,658)
Other	1,387	960	2,195
Balance as of December 31	$974,541	$398,171	$39,033
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
Because of the diversity in the Company’s non-governmental third-party payor base, as well as their geographic dispersion, accounts receivable due from the Medicare program represent the Company’s only significant concentration of credit risk. Approximately 18% and 15% of the Company’s accounts receivable is due from Medicare at December 31, 2020 and 2021, respectively.
Revenues from providing services to patients covered under the Medicare program represented approximately 26%, 25%, and 23% of the Company’s total revenue for the years ended December 31, 2019, 2020, and 2021, respectively. As a provider of services under the Medicare program, the Company is subject to extensive regulations. The inability of any of the Company’s critical illness recovery hospitals, rehabilitation hospitals, or outpatient rehabilitation clinics to comply with Medicare regulations can result in the Company receiving significantly less Medicare payments than the Company currently receives for the services it provides to its patients.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Acquisitions
During the year ended December 31, 2019, the Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra businesses. The consideration given for these acquired businesses consisted principally of $93.7 million of cash and the issuance of $15.1 million of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $33.6 million, $14.3 million, $13.0 million, and $16.1 million in our critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra reporting units, respectively.
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
During the year ended December 31, 2021, the Company made acquisitions consisting of critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra businesses. The consideration given for these acquired businesses consisted principally of $89.7 million of cash and the issuance of $11.2 million of non-controlling interests. The Company allocated the purchase price of these acquired businesses to assets acquired, principally cash, accounts receivable, property and equipment, and operating lease right-of-use assets, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $46.7 million, $9.4 million, $7.7 million, and $8.6 million in our critical illness recovery hospital, rehabilitation hospital, outpatient rehabilitation, and Concentra reporting units, respectively.
5.     Variable Interest Entities
As of December 31, 2020 and 2021, the total assets of the Company’s variable interest entities were $208.4 million and $225.1 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2020 and 2021, the total liabilities of the Company’s variable interest entities were $55.1 million and $74.8 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $151.8 million and $150.3 million as of December 31, 2020 and 2021, respectively. These intercompany balances are eliminated in consolidation.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company’s total lease cost is as follows:

	For the Year Ended December 31,
	2019			2020			2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
	(in thousands)
Operating lease cost	$271,799	$5,498	$277,297	$278,945	$7,118	$286,063	$283,595	$7,186	$290,781
Finance lease cost:
Amortization of right-of-use assets	258	—	258	452	—	452	647	—	647
Interest on lease liabilities	812	—	812	1,011	—	1,011	1,142	—	1,142
Short-term lease cost	2,171	—	2,171	—	—	—	269	—	269
Variable lease cost	43,096	553	43,649	49,409	580	49,989	52,666	426	53,092
Sublease income	(9,822)	—	(9,822)	(9,814)	—	(9,814)	(8,955)	—	(8,955)
Total lease cost	$308,314	$6,051	$314,365	$320,003	$7,698	$327,701	$329,364	$7,612	$336,976
Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2019	2020	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$274,095	$280,263	$294,576
Operating cash flows for finance leases	777	1,011	1,142
Financing cash flows for finance leases	225	140	616
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	1,275,575	256,697	284,657
Finance leases	9,102	1,220	4,545
_______________________________________________________________________________
(1)     Includes the right-of-use assets obtained in exchange for lease liabilities of $1,057.0 million which were recognized upon adoption of ASC Topic 842 during the year ended December 31, 2019.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Leases (Continued)

Supplemental balance sheet information related to leases is as follows:

	December 31,
	2020			2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Operating Leases	(in thousands)
Operating lease right-of-use assets	$1,002,151	$30,066	$1,032,217	$1,052,603	$26,151	$1,078,754

Current operating lease liabilities	$214,377	$6,036	$220,413	$222,865	$6,469	$229,334
Non-current operating lease liabilities	848,215	27,152	875,367	894,104	22,436	916,540
Total operating lease liabilities	$1,062,592	$33,188	$1,095,780	$1,116,969	$28,905	$1,145,874

	December 31,
	2020			2021
	Unrelated Parties	Related Parties	Total	Unrelated Parties	Related Parties	Total
Finance Leases	(in thousands)
Property and equipment, net	$5,644	$—	$5,644	$8,505	$—	$8,505

Current portion of long-term debt and notes payable	$663	$—	$663	$1,404	$—	$1,404
Long-term debt, net of current portion	13,491	—	13,491	16,679	—	16,679
Total finance lease liabilities	$14,154	$—	$14,154	$18,083	$—	$18,083
The weighted average remaining lease terms and discount rates are as follows:

	December 31,
	2020	2021
Weighted average remaining lease term (in years):
Operating leases	7.8	7.8
Finance leases	31.2	24.7
Weighted average discount rate:
Operating leases	5.6%	5.6%
Finance leases	7.2%	7.4%
As of December 31, 2021, maturities of lease liabilities are approximately as follows:

	Operating Leases	Finance Leases
	(in thousands)
2022	$284,359	$2,724
2023	240,346	2,747
2024	200,347	2,384
2025	162,649	2,101
2026	133,483	2,126
Thereafter	468,921	28,181
Total undiscounted cash flows	1,490,105	40,263
Less: Imputed interest	344,231	22,180
Total discounted lease liabilities	$1,145,874	$18,083

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2020	2021
	(in thousands)
Land	$93,756	$95,912
Leasehold improvements	562,734	620,367
Buildings	552,796	574,916
Furniture and equipment	704,430	728,072
Construction-in-progress	62,748	79,722
Total property and equipment	1,976,464	2,098,989
Accumulated depreciation	(1,033,044)	(1,137,522)
Property and equipment, net	$943,420	$961,467
Depreciation expense was $182.9 million, $178.0 million, and $173.2 million for the years ended December 31, 2019, 2020, and 2021, respectively.
8.     Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2020 and 2021:

	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Total
	(in thousands)
Balance as of January 1, 2020	$1,078,804	$430,900	$649,763	$1,232,488	$3,391,955
Acquisition of businesses	5,957	2,481	2,704	12,287	23,429
Measurement period adjustment	—	—	—	(20)	(20)
Sale of businesses	—	(628)	(6,034)	(29,688)	(36,350)
Balance as of December 31, 2020	1,084,761	432,753	646,433	1,215,067	3,379,014
Acquisition of businesses	46,679	9,402	7,692	8,645	72,418
Sale of businesses	—	—	—	(2,520)	(2,520)
Balance as of December 31, 2021	$1,131,440	$442,155	$654,125	$1,221,192	$3,448,912

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Intangible Assets (Continued)

Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2020			2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$166,698	$—	$166,698	$166,698	$—	$166,698
Certificates of need	18,392	—	18,392	21,478	—	21,478
Accreditations	1,874	—	1,874	1,874	—	1,874
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	291,923	(113,346)	178,577	304,289	(141,111)	163,178
Non-compete agreements	33,771	(11,771)	22,000	36,746	(15,095)	21,651
Total identifiable intangible assets	$517,658	$(130,117)	$387,541	$536,085	$(161,206)	$374,879
The Company’s accreditations and trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. At December 31, 2021, the accreditations and trademarks have a weighted average time until next renewal of 1.5 years and 7.7 years, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $29.6 million, $27.6 million, and $29.5 million for the years ended December 31, 2019, 2020, and 2021, respectively.
Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2022	2023	2024	2025	2026
	(in thousands)
Amortization expense	$30,131	$29,264	$20,674	$14,237	$13,452
9.     Equity Method Investments
The Company’s equity method investments consist principally of minority ownership interests in rehabilitation businesses. Equity method investments of $251.1 million and $270.8 million are presented as part of other assets in the consolidated balance sheets as of December 31, 2020 and 2021, respectively. At December 31, 2021, these businesses primarily consist of the following ownership interests:

BIR JV, LLP	49.0%
OHRH, LLC	49.0%
GlobalRehab—Scottsdale, LLC	49.0%
ES Rehabilitation, LLC	49.0%
BHSM Rehabilitation, LLC	49.0%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Equity Method Investments (Continued)

The Company provides contracted services, principally employee leasing services, and charges management fees to related parties affiliated through its equity method investments. Revenue generated from contracted services provided and management fees charged to related parties affiliated through the Company’s equity method investments was $308.2 million, $337.6 million, and $332.0 million for the years ended December 31, 2019, 2020, and 2021, respectively.
The Company had receivables from related parties affiliated through its equity method investments of $13.7 million and $2.5 million, which are included as part of other current assets and other assets in the consolidated balance sheet, respectively, as of December 31, 2020. The Company has receivables from related parties of $23.9 million and $3.5 million, which are included as part of other current assets and other assets in the consolidated balance sheet, respectively, as of December 31, 2021.
The Company had liabilities for the operating cash it holds on behalf of certain rehabilitation businesses in which it has an equity method investment. These liabilities were $30.6 million and $22.0 million as of December 31, 2020 and 2021, respectively, and are included as part of accrued other in the consolidated balance sheets.
Summarized combined financial information of the rehabilitation businesses in which the Company has a minority ownership interest is as follows:

	December 31,
	2020	2021
	(in thousands)
Current assets	$189,571	$181,838
Non-current assets	334,372	356,278
Total assets	$523,943	$538,116
Current liabilities	$96,980	$89,953
Non-current liabilities	118,312	103,484
Equity	308,651	344,679
Total liabilities and equity	$523,943	$538,116

	For the Year Ended December 31,
	2019	2020	2021
	(in thousands)
Revenues	$536,464	$562,031	$587,445
Cost of services and other operating expenses	476,182	496,739	503,880
Net income	58,519	72,172	87,528
10.     Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. At December 31, 2020 and 2021, provisions for losses for professional liability risks retained by the Company have been discounted at 3%.
The Company recorded a liability of $173.6 million and $173.5 million related to these programs at December 31, 2020 and 2021, respectively. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $178.4 million and $178.5 million at December 31, 2020 and 2021, respectively. At December 31, 2020 and 2021, the Company recorded insurance proceeds receivable of $13.0 million and $14.5 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable
As of December 31, 2021, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$27,635	$(13,951)	$1,238,684	$1,297,104
Credit facilities:
Revolving facility	160,000	—	—	160,000	159,400
Term loan	2,103,437	(6,386)	(6,961)	2,090,090	2,087,661
Other debt, including finance leases	85,398	—	(215)	85,183	85,183
Total debt	$3,573,835	$21,249	$(21,127)	$3,573,957	$3,629,348
Principal maturities of the Company’s long-term debt and notes payable are approximately as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	(in thousands)
6.250% senior notes	$—	$—	$—	$—	$1,225,000	$—	$1,225,000
Credit facilities:
Revolving facility	—	—	160,000	—	—	—	160,000
Term loan	—	4,757	11,150	2,087,530	—	—	2,103,437
Other debt, including finance leases	17,572	27,072	26,081	1,824	1,286	11,563	85,398
Total debt	$17,572	$31,829	$197,231	$2,089,354	$1,226,286	$11,563	$3,573,835
As of December 31, 2020, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.250% senior notes	$1,225,000	$33,773	$(16,953)	$1,241,820	$1,316,875
Credit facilities:
Term loan	2,103,437	(8,393)	(9,149)	2,085,895	2,082,403
Other debt, including finance leases	74,606	—	(302)	74,304	74,304
Total debt	$3,403,043	$25,380	$(26,404)	$3,402,019	$3,473,582
Credit Facilities
On March 6, 2017, Select entered into a senior secured credit agreement (the “credit agreement”). The credit agreement provided for $2,265.0 million in term loan borrowings (the “term loan”) and a $450.0 million revolving credit facility (the “revolving facility” and, together with the term loan, the “credit facilities”), including a $75.0 million sublimit for the issuance of standby letters of credit. On June 2, 2021, Select entered into Amendment No. 5 to its credit agreement which, among other things, increased the aggregate commitments available under its revolving facility from $450.0 million to $650.0 million, including a $125.0 million sublimit for the issuance of standby letters of credit. At December 31, 2021, Select had $434.7 million of availability under the revolving facility after giving effect to $160.0 million of outstanding borrowings and $55.3 million of outstanding letters of credit. The term loan and the revolving facility are due March 6, 2025 and March 6, 2024, respectively.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

The interest rates on the term loan and the revolving facility are equal to the Adjusted LIBO Rate (as defined in the credit agreement) plus a percentage ranging from 2.25% to 2.50%, or the Alternate Base Rate (as defined in the credit agreement) plus a percentage ranging from 1.25% to 1.50%, in each case subject to a specified leverage ratio. As of December 31, 2021, the term loan borrowings bear interest at a rate that is indexed to one-month LIBOR plus 2.25%. As of December 31, 2021, the revolving facility borrowings bear interest either at a rate indexed to one-month LIBOR plus 2.25% or the Alternate Base Rate plus 1.25%.
The revolving facility requires Select to maintain a leverage ratio, as specified in the credit agreement, not to exceed 7.00 to 1.00. As of December 31, 2021, Select’s leverage ratio was 3.77 to 1.00.
Borrowings under the credit facilities are guaranteed by Holdings and substantially all of Select’s current domestic subsidiaries, other than certain non-guarantor subsidiaries including Concentra and its subsidiaries, and will be guaranteed by substantially all of Select’s future domestic subsidiaries. Borrowings under the credit facilities are secured by substantially all of Select’s existing and future property and assets and by a pledge of Select’s capital stock, the capital stock of Select’s domestic subsidiaries, other than certain non-guarantor subsidiaries including Concentra and its subsidiaries, and up to 65% of the capital stock of Select’s foreign subsidiaries held directly by Select or a domestic subsidiary.
Prepayment of Borrowings
Select will be required to prepay borrowings under the credit facilities with (i) the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens having priority over the debt under the credit facilities or subject to a first lien intercreditor agreement, (ii) the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) a percentage of excess cash flow (as defined in the credit agreement) based on Select’s leverage ratio, as specified in the credit agreement. The Company will not be required to make a prepayment of borrowings as a result of excess cash flow for the year ended December 31, 2021.
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
The senior notes are Select’s senior unsecured obligations which are subordinated to all of Select’s existing and future secured indebtedness, including its credit facilities. The senior notes rank equally in right of payment with all of Select’s other existing and future senior unsecured indebtedness and senior in right of payment to all of Select’s existing and future subordinated indebtedness. The senior notes are unconditionally guaranteed on a joint and several basis by each of Select’s direct or indirect existing and future domestic restricted subsidiaries, other than certain non-guarantor subsidiaries, including Concentra and its subsidiaries.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Long-Term Debt and Notes Payable (Continued)

Concentra-JPM Revolving Facility
On June 1, 2015, Concentra Inc. entered into a first lien credit agreement (the “Concentra-JPM first lien credit agreement”). The Concentra-JPM first lien credit agreement provided for availability of up to $100.0 million under a revolving credit facility (the “Concentra-JPM revolving facility”), which would mature on March 1, 2022. On June 2, 2021, Concentra Inc. terminated its obligations under the Concentra-JPM first lien credit agreement.
Loss on Early Retirement of Debt
During the year ended December 31, 2019, the Company refinanced its senior notes, credit facilities, and the Concentra-JPM first and second lien credit agreements which resulted in losses on early retirement of debt of $38.1 million. The losses on early retirement of debt consisted of $22.1 million of debt extinguishment losses and $16.0 million of debt modification losses.
12.     Interest Rate Cap
The Company is subject to market risk exposure arising from changes in interest rates on its term loan, which bears interest at a rate that is indexed to one-month LIBOR, as discussed further in Note 11 – Long-Term Debt and Notes Payable. The Company’s objective in using an interest rate derivative is to mitigate its exposure to increases in interest rates. The interest rate cap limits the Company’s exposure to increases in the one-month LIBOR rate to 1.0% on $2.0 billion of principal outstanding under the term loan, as the interest rate cap provides for payments from the counterparty when interest rates rise above 1.0%. The interest rate cap has a $2.0 billion notional amount and became effective March 31, 2021 for the monthly periods from and including April 30, 2021 through September 30, 2024. The Company will pay a monthly premium for the interest rate cap over the term of the agreement. The annual premium is equal to 0.0916% on the notional amount.
The interest rate cap has been designated as a cash flow hedge and is highly effective at offsetting the changes in cash outflows when one-month LIBOR exceeds 1.0%. Changes in the fair value of the interest rate cap, net of tax, are recognized in other comprehensive income and are reclassified out of accumulated other comprehensive income or loss (“AOCI”) and into interest expense when the hedged interest obligations affect earnings.
The following table outlines the changes in AOCI, net of tax, during the periods presented:

	For the Year Ended December 31,
	2019	2020	2021
	(in thousands)
Beginning balance	$—	$—	$(2,027)
Gain (loss) on interest rate cap cash flow hedge	—	(2,027)	14,270
Amounts reclassified from AOCI	—	—	39
Ending balance	$—	$(2,027)	$12,282
The Company expects that approximately $1.0 million of estimated pre-tax gains will be reclassified from AOCI into interest expense within the next twelve months.
Refer to Note 13 – Fair Value of Financial Instruments for information on the fair value of the Company’s interest rate cap contract and its balance sheet classification. Refer to Note 1 – Organization and Significant Accounting Policies for the Company’s considerations regarding reference rate reform and the impact to its interest rate cap contract.

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

			December 31,
Financial Instrument	Balance Sheet Classification	Level	2020	2021
			(in thousands)
Asset:
Interest rate cap contract, non-current portion	Other assets	Level 2	$—	$18,055
Liability:
Interest rate cap contract, current portion	Accrued other	Level 2	$1,339	$330
Interest rate cap contract, non-current portion	Other non-current liabilities	Level 2	1,392	—
The Company does not measure its indebtedness at fair value in its consolidated balance sheets. The fair value of the credit facilities is based on quoted market prices for this debt in the syndicated loan market. The fair value of the senior notes is based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 11 – Long-Term Debt and Notes Payable, approximates fair value.

		December 31, 2020		December 31, 2021
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.250% senior notes	Level 2	$1,241,820	$1,316,875	$1,238,684	$1,297,104
Credit facilities:
Revolving facility	Level 2	—	—	160,000	159,400
Term loan	Level 2	2,085,895	2,082,403	2,090,090	2,087,661
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.
14.     Stock Repurchase Program
Holdings’ board of directors has authorized a common stock repurchase program to repurchase up to $1.0 billion worth of shares of its common stock. The program is in effect until December 31, 2023, unless extended or earlier terminated by the board of directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as Holdings deems appropriate. Holdings is funding this program with cash on hand and borrowings under the revolving facility. The common stock repurchase program has available capacity of $584.8 million as of December 31, 2021.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.     Stock Repurchase Program (Continued)
The share repurchases and the cost associated with those repurchases are as follows:

	For the Year Ended December 31,
	2019	2020	2021
Shares repurchased	2,165,221	491,559	1,770,720
Cost of shares repurchased (in thousands)	$33,163	$8,692	$58,598
15.     Segment Information
The Company identifies its segments according to how the chief operating decision maker evaluates financial performance and allocates resources. The Company’s reportable segments consist of the critical illness recovery hospital segment, rehabilitation hospital segment, outpatient rehabilitation segment, and Concentra segment. Other activities include the Company’s corporate shared services, certain investments, and employee leasing services provided to related parties affiliated through the Company’s equity method investments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For the years ended December 31, 2020 and 2021, the Company’s other activities also include other operating income related to the recognition of payments received under the Provider Relief Fund for health care related expenses and loss of revenue attributable to the coronavirus disease 2019 (“COVID-19”). Refer to Note 22 – CARES Act for further information.
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

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospitals	Rehabilitation Hospitals	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515
Adjusted EBITDA	267,993	184,704	138,275	389,616	(33,229)	947,359
Total assets	2,304,116	1,194,136	1,348,316	2,275,345	238,258	7,360,171
Capital expenditures	65,690	13,003	36,301	46,787	18,756	180,537
A reconciliation of Adjusted EBITDA to income before income taxes is as follows:

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$254,868	$135,857	$151,831	$276,482	$(108,130)
Depreciation and amortization	(50,763)	(27,322)	(28,301)	(96,807)	(9,383)
Stock compensation expense	—	—	—	(3,069)	(23,382)
Income (loss) from operations	$204,105	$108,535	$123,530	$176,606	$(140,895)	$471,881
Loss on early retirement of debt						(38,083)
Equity in earnings of unconsolidated subsidiaries						24,989
Gain on sale of businesses						6,532
Interest expense						(200,570)
Income before income taxes						$264,749

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$342,427	$153,203	$79,164	$252,892	$(27,120)
Depreciation and amortization	(51,531)	(27,727)	(29,009)	(87,865)	(9,527)
Stock compensation expense	—	—	—	(2,512)	(24,738)
Income (loss) from operations	$290,896	$125,476	$50,155	$162,515	$(61,385)	$567,657
Equity in earnings of unconsolidated subsidiaries						29,440
Gain on sale of businesses						12,387
Interest expense						(153,011)
Income before income taxes						$456,473

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     Segment Information (Continued)

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Adjusted EBITDA	$267,993	$184,704	$138,275	$389,616	$(33,229)
Depreciation and amortization	(53,094)	(27,677)	(29,592)	(82,210)	(10,072)
Stock compensation expense	—	—	—	(2,142)	(28,798)
Income (loss) from operations	$214,899	$157,027	$108,683	$305,264	$(72,099)	$713,774
Equity in earnings of unconsolidated subsidiaries						44,428
Gain on sale of businesses						2,155
Interest income						5,350
Interest expense						(135,985)
Income before income taxes						$629,722
16.    Revenue from Contracts with Customers
The following tables disaggregate the Company’s revenue:

	For the Year Ended December 31, 2019
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$907,963	$332,514	$171,690	$1,965	$—	$1,414,132
Non-Medicare	916,650	300,113	794,288	1,615,529	—	3,626,580
Total patient services revenue	1,824,613	632,627	965,978	1,617,494	—	5,040,712
Other revenue	11,905	38,344	80,033	11,323	271,605	413,210
Total revenue	$1,836,518	$670,971	$1,046,011	$1,628,817	$271,605	$5,453,922

	For the Year Ended December 31, 2020
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$900,593	$345,642	$137,447	$1,284	$—	$1,384,966
Non-Medicare	1,164,410	349,530	719,600	1,488,976	—	3,722,516
Total patient services revenue	2,065,003	695,172	857,047	1,490,260	—	5,107,482
Other revenue	12,496	39,501	62,866	11,174	298,194	424,231
Total revenue	$2,077,499	$734,673	$919,913	$1,501,434	$298,194	$5,531,713

	For the Year Ended December 31, 2021
	Critical Illness Recovery Hospital	Rehabilitation Hospital	Outpatient Rehabilitation	Concentra	Other	Total
	(in thousands)
Patient service revenue:
Medicare	$833,387	$412,440	$172,064	$1,079	$—	$1,418,970
Non-Medicare	1,401,414	394,809	843,803	1,723,804	—	4,363,830
Total patient services revenue	2,234,801	807,249	1,015,867	1,724,883	—	5,782,800
Other revenue	11,971	42,091	68,494	7,158	292,001	421,715
Total revenue	$2,246,772	$849,340	$1,084,361	$1,732,041	$292,001	$6,204,515

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Sale of Businesses
The Company recognized a gain of $6.5 million during the year ended December 31, 2019. The gain resulted principally from the sale of outpatient rehabilitation businesses to equity method investees.
During the year ended December 31, 2020, the Company sold three businesses, including Concentra’s Department of Veterans Affairs community-based outpatient clinic business, for a total selling price of approximately $87.0 million, which excludes transaction expenses and certain other adjustments set forth in each respective purchase agreement. These sales resulted in gains of approximately $21.4 million. During the year ended December 31, 2020, the Company also accrued a liability and incurred a loss of $9.0 million related to the indemnity provision associated with a previously sold business. The Company paid the $9.0 million during the year ended December 31, 2021.
The Company recognized a gain of $2.2 million during the year ended December 31, 2021. The gain resulted from the sale of a Concentra business.
18.     Stock-based Compensation
Holdings’ equity incentive plan provides for the issuance of various stock-based awards. Under its current plan, Holdings has issued restricted stock awards. The equity plan currently allows for the issuance of 7,502,000 awards, as adjusted for cancelled or forfeited awards through December 31, 2021. As of December 31, 2021, Holdings has capacity to issue 4,660,593 stock-based awards under its equity plan. The equity plan allows for authorized but previously unissued shares or shares previously issued and outstanding and reacquired by Holdings to satisfy these awards.
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
Transactions related to restricted stock awards are as follows:

	Shares	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, January 1, 2021	4,523	$17.74
Granted	1,363	38.59
Vested	(1,409)	19.57
Forfeited	(18)	15.88
Unvested balance, December 31, 2021	4,459	$23.54
For the years ended December 31, 2019, 2020, and 2021, the weighted average grant date fair values of restricted stock awards granted were $16.60, $17.17, and $38.59, respectively. For the years ended December 31, 2019, 2020, and 2021, the fair values of restricted stock awards vested were $15.6 million, $22.2 million, and $27.6 million, respectively.
For the year ended December 31, 2019, the intrinsic value of stock options exercised was $0.7 million. Holdings did not have any stock options outstanding or exercisable during the years ended December 31, 2020 and 2021.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Stock-based Compensation (Continued)

Stock compensation expense recognized by the Company is as follows:

	For the Year Ended December 31,
	2019	2020	2021
	(in thousands)
Stock compensation expense:
Included in general and administrative	$20,334	$22,053	$24,598
Included in cost of services	6,117	5,197	6,342
Total	$26,451	$27,250	$30,940
Future stock compensation expense based on current stock-based awards is estimated to be as follows:

	2022	2023	2024	2025	2026
	(in thousands)
Stock compensation expense	$31,762	$21,749	$11,990	$2,093	$60
19.     Income Taxes
The components of the Company’s income tax expense for the years ended December 31, 2019, 2020, and 2021 are as follows:

	For the Year Ended December 31,
	2019	2020	2021
	(in thousands)
Current income tax expense:
Federal	$55,822	$95,633	$99,254
State and local	15,331	30,949	25,464
Total current income tax expense	71,153	126,582	124,718
Deferred income tax expense (benefit)	(7,435)	(14,715)	5,055
Total income tax expense	$63,718	$111,867	$129,773
Reconciliations of the statutory federal income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2019	2020	2021
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, less federal income tax benefit	4.2	5.8	4.2
Permanent differences	0.4	0.5	0.5
Deferred income taxes - state income tax rate adjustment	0.8	0.0	(1.2)
Uncertain tax positions	(0.1)	(0.1)	0.0
Valuation allowance	0.5	0.0	0.2
Limitation on Officers’ compensation	1.3	1.1	0.9
Stock-based compensation	(0.7)	(1.4)	(1.7)
Non-controlling interest	(2.9)	(3.3)	(1.9)
Other	(0.4)	0.9	(1.4)
Effective income tax rate	24.1%	24.5%	20.6%

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2021
	(in thousands)
Deferred tax assets
Implicit discounts and adjustments	$13,825	$13,058
Compensation and benefit-related accruals	54,464	57,604
Professional malpractice liability insurance	17,330	18,462
Deferred revenue	163	95
Federal and state net operating loss and state tax credit carryforwards	34,417	38,022
Interest limitation carryforward	686	494
Stock awards	3,638	4,285
Equity investments	4,627	4,414
Operating lease liabilities	223,875	230,416
CARES Act employer payroll tax deferral	23,001	11,594
Derivatives	705	—
Other	2,489	4,850
Deferred tax assets	$379,220	$383,294
Valuation allowance	(17,339)	(17,773)
Deferred tax assets, net of valuation allowance	$361,881	$365,521
Deferred tax liabilities
Deferred income	$(4,595)	$—
Investment in unconsolidated affiliates	(10,401)	(12,606)
Depreciation and amortization	(238,655)	(245,859)
Deferred financing costs	(5,003)	(3,696)
Operating lease right-of-use assets	(210,045)	(215,640)
Derivatives	—	(4,094)
Other	(4,844)	(4,252)
Deferred tax liabilities	$(473,543)	$(486,147)
Deferred tax liabilities, net of deferred tax assets	$(111,662)	$(120,626)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2020	2021
	(in thousands)
Other assets	$20,759	$22,166
Non-current deferred tax liability	(132,421)	(142,792)
	$(111,662)	$(120,626)

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.     Income Taxes (Continued)

The CARES Act, which was enacted on March 27, 2020, includes changes to certain tax law related to net operating losses and the deductibility of interest expense and depreciation. The effects of changes in tax rates and laws on deferred tax balances are recognized in the period in which the legislation was enacted. In 2020, this legislation had the effect of increasing the Company’s deferred income taxes and decreasing its current income taxes payable by approximately $15.5 million. This resulted from bonus depreciation on certain types of qualified property for tax years beginning January 1, 2018, and the provision for an increase in the amounts allowed for interest expense deductions for tax years beginning January 1, 2019. The legislation related to net operating losses did not impact the Company’s deferred tax balances. The CARES Act also allowed eligible employers to defer payment on their share of payroll taxes otherwise required to be deposited between March 27, 2020 and December 31, 2020, as described further in Note 22 – CARES Act. In 2020, this legislation had the effect of decreasing the Company’s deferred income taxes and increasing its current income taxes payable by approximately $23.0 million. In 2021, the Company paid 50% of the deferred payroll tax amount as mandated by the CARES Act. This increased the Company’s deferred income taxes and decreased its current income taxes payable by approximately $11.5 million. Payment of the remaining 50% is required by December 31, 2022.
As of December 31, 2020 and 2021, the Company’s valuation allowance is primarily attributable to the uncertainty regarding the realization of state net operating losses and other net deferred tax assets of loss entities. The state net deferred tax assets have a full valuation allowance recorded for entities that have a cumulative history of pre-tax losses (current year in addition to the two prior years). For the year ended December 31, 2020, the Company recorded a net valuation allowance decrease of $1.1 million. These changes resulted from net changes in state net operating losses, as well as the sale of a business. For the year ended December 31, 2021, the Company recorded a net valuation allowance increase of $0.4 million. These changes resulted from net changes in state net operating losses. The changes in the Company’s valuation allowance were recognized as a result of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized.
At December 31, 2020 and 2021, the Company’s net deferred tax liabilities of approximately $111.7 million and $120.6 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effect on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.
The total state net operating losses are approximately $620.3 million. State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2022	$25,823	$9,755
2023	16,718	8,636
2024	25,737	8,761
2025	36,614	7,743
Thereafter through 2040	515,430	305,621

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
20.     Earnings per Share
The following table sets forth the net income attributable to the Company, its common shares outstanding, and its participating securities outstanding. There were no contractual dividends paid for the years ended December 31, 2019, 2020, and 2021.

	Basic EPS			Diluted EPS
	For the Year Ended December 31,			For the Year Ended December 31,
	2019	2020	2021	2019	2020	2021
	(in thousands)
Net income	$201,031	$344,606	$499,949	$201,031	$344,606	$499,949
Less: net income attributable to non-controlling interests	52,582	85,611	97,724	52,582	85,611	97,724
Net income attributable to the Company	148,449	258,995	402,225	148,449	258,995	402,225
Less: Distributed and undistributed income attributable to participating securities	4,995	8,896	13,435	4,994	8,896	13,435
Distributed and undistributed income attributable to common shares	$143,454	$250,099	$388,790	$143,455	$250,099	$388,790
The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2019
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$143,454	130,248	$1.10	$143,455	130,276	$1.10
Participating securities	4,995	4,535	1.10	4,994	4,535	1.10
Total Company	$148,449			$148,449

	For the Year Ended December 31, 2020
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$250,099	129,780	$1.93	$250,099	129,780	$1.93
Participating securities	8,896	4,616	1.93	8,896	4,616	1.93
Total Company	$258,995			$258,995

	For the Year Ended December 31, 2021
	Net Income Allocation	Shares(1)	Basic EPS	Net Income Allocation	Shares(1)	Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$388,790	130,249	$2.98	$388,790	130,249	$2.98
Participating securities	13,435	4,501	$2.98	13,435	4,501	$2.98
Total Company	$402,225			$402,225
_______________________________________________________________________________
(1)    Represents the weighted average share count outstanding during the period.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.     Commitments and Contingencies
Construction Commitments
At December 31, 2021, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $18.8 million.
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating and whether the operations are wholly owned or are operated through a joint venture. For the Company’s wholly owned operations, the Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $37.0 million for professional malpractice liability insurance and $40.0 million for general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. For the Company’s joint venture operations, the Company has designed a separate insurance program that responds to the risks of specific joint ventures. Most of the Company’s joint ventures are insured under a master program with an annual aggregate limit of up to $80.0 million, subject to a sublimit aggregate ranging from $23.0 million to $33.0 million for most joint ventures. The policies are generally written on a “claims-made” basis. Each of these programs has either a deductible or self-insured retention limit. The Company also maintains additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the Company’s professional and general liability insurance policies. These insurance policies also do not generally cover punitive damages and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities. In the Company’s opinion, the outcome of these actions, individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations, or cash flows.
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
Medicare Dual-Eligible Litigation
The Company’s critical illness recovery hospitals have pursued claims against CMS involving denied Medicare bad debt reimbursement for copayments and deductibles of dual-eligible Medicaid beneficiaries for cost reporting periods ending in 2005 through 2010. A U.S. District Court ruled in favor of the Company and ordered CMS to pay the Medicare bad debt reimbursement plus interest and, during the year ended December 31, 2021, the Company received reimbursement proceeds of $19.9 million plus accrued interest of $5.4 million. These amounts were recognized as other operating income and interest income, respectively, during the year ended December 31, 2021.
22.     CARES Act
Provider Relief Funds
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. Since the enactment of the CARES Act, the Company’s consolidated subsidiaries have received approximately $215.8 million of payments from the Public Health and Social Services Emergency Fund, also referred to as the Provider Relief Fund. The Company is able to use payments received under the Provider Relief Fund for “health care related expenses or lost revenues that are attributable to coronavirus.” The Provider Relief Fund payments must first be applied against health care related expenses attributable to COVID-19. Provider Relief Fund payments not fully expended on health care related expenses attributable to COVID-19 are then applied to lost revenues. The provisions of the Provider Relief Fund payments permit a parent organization to allocate all or a portion of its general and targeted distributions among its subsidiaries which are eligible health care providers.
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
As part of the terms and conditions of the Provider Relief Fund program, the Company must adhere to certain reporting requirements associated with payments received from the Provider Relief Fund. Recipients must report to HHS on their use of Provider Relief Fund payments by specified deadlines; these deadlines differ depending on when the payments were received by the recipient. The Company has adhered with these reporting requirements and completed such reporting for the payments it received between April 10, 2020 and June 30, 2020. The Company will complete its remaining reporting obligations for payments received after June 30, 2020 as the reporting becomes due.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22.     CARES Act (Continued)
In the absence of specific guidance for government grants under U.S. GAAP, the Company accounted for the payments it received in accordance with IAS 20, Accounting for Government Grants and Disclosure of Government Assistance. Under the Company’s accounting policy, payments are recognized as other operating income when it is probable that it has complied with the terms and conditions of the payments. The Company assessed its eligibility to utilize certain Provider Relief Fund payments and whether those payments were used in accordance with the terms and conditions set forth within the CRRSA Act and by HHS. During the year ended December 31, 2021, the Company updated its assessment of uncertainties surrounding its ability to utilize certain of its Provider Relief Fund payments, including its ability to allocate general distributions among the Company’s subsidiaries, for additional information obtained during the period. Based on the Company’s assessments, during the years ended December 31, 2020 and 2021, the Company determined that it has complied with the terms and conditions associated with the Provider Relief Fund payments and was eligible to recognize approximately $90.0 million and $123.8 million, respectively, of Provider Relief Fund payments as other operating income.
As of December 31, 2021, $93 thousand of Provider Relief Fund payments have not yet been utilized by the Company in accordance with the regulations promulgated by HHS and the CRRSA Act and are reported as unearned government assistance in the accompanying consolidated balance sheet. These Provider Relief Fund payments may need to be repaid to the extent they cannot be utilized in accordance with the terms and conditions set forth within the CRRSA Act and by HHS. Further changes to the regulations surrounding the Provider Relief Fund payments or amended interpretations of existing guidance may change the Company’s assessment of whether it is probable that it has complied with the terms and conditions of the Provider Relief Fund payments. These changes may result in the Company being unable to recognize additional Provider Relief Fund payments as other operating income or the reversal of amounts previously recognized.
Medicare Accelerated and Advance Payments Program
The Company’s consolidated subsidiaries received approximately $325.0 million of advance payments under CMS’s Accelerated and Advance Payment Program, which was temporarily expanded by the CARES Act during the year ended December 31, 2020. Repayment of the advance payments began one year from the issuance date of the payment. After that first year, the Medicare program automatically recoups 25.0% of the Medicare payments otherwise owed to the provider or supplier for eleven months. At the end of the eleven-month period, recoupment increases to 50.0% for another six months. Any amounts that remain unpaid after 29 months are subject to a 4.0% interest rate.
The Company received the majority of its advance payments in April 2020. Accordingly, CMS began recouping a portion of the Medicare payments due to the Company beginning in April 2021. CMS recouped $241.2 million of Medicare payments during the year ended December 31, 2021. As of December 31, 2021, the Company owes CMS $83.8 million which is reported as government advances in the accompanying consolidated balance sheet.
Employer Payroll Tax Deferral
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as allowed by the CARES Act, through December 31, 2020. The Company was able to defer half of its share of payroll taxes owed until December 31, 2021, with the remaining half due on December 31, 2022. As of December 31, 2020, the Company owed approximately $106.2 million related to these payroll taxes, which is reported in accrued payroll and other non-current liabilities on the accompanying consolidated balance sheet. As of December 31, 2021, the Company owed approximately $53.0 million related to these payroll taxes. This amount is reflected in accrued payroll on the accompanying consolidated balance sheet.
23.     Subsequent Event
On February 17, 2022, the Company’s board of directors declared a cash dividend of $0.125 per share. The dividend will be payable on or about March 16, 2022 to stockholders of record as of the close of business on March 4, 2022.

The following Financial Statement Schedule along with the report thereon of PricewaterhouseCoopers LLP dated February 24, 2022, should be read in conjunction with the consolidated financial statements. Financial Statement Schedules not included in this filing have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Cost and Expenses	Acquisitions(1)	Deductions(2)	Balance at End of Year
	(in thousands)
Income Tax Valuation Allowance
Year ended December 31, 2021	$17,339	$434	$—	$—	$17,773
Year ended December 31, 2020	$18,461	$(484)	$—	$(638)	$17,339
Year ended December 31, 2019	$17,893	$568	$—	$—	$18,461
_______________________________________________________________________________
(1)Includes valuation allowance reserves resulting from business combinations.
(2)Valuation allowance deductions relate to the disposition of certain subsidiaries.